Form 10QSB
period 2001-09-30
VISIONS IN GLASS INC
filed 2001-11-21
CIK 1157762

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly report under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                        Commission File number: 000-33123


                             VISIONS IN GLASS, INC.
                 (Name of Small Business Issuer in its Charter)


                    1198 Via Fresno, Cathedral City, CA 92234
           (Address of Principal Executive Offices including zip code)


                                 (760) 324-8517
                (Issuer's Telephone Number, Including Area Code)


                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,293,000 shares of Common stock outstanding as of September 30, 2001.

1.   FINANCIAL STATEMENTS

                             VISIONS IN GLASS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                 NINE MONTHS
                                                                    ENDED         YEAR ENDED
                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                    2001              2000
                                                                   -------          -------
                                     ASSETS
CURRENT ASSETS
  Cash                                                             $ 9,896          $ 6,628
                                                                   -------          -------

       TOTAL CURRENT ASSETS                                          9,896            6,628
                                                                   -------          -------

       TOTAL ASSETS                                                $ 9,896          $ 6,628
                                                                   =======          =======

                       LIABILITIES & STOCKHOLDERS' EQUITY

       TOTAL LIABILITIES                                           $     0          $     0

STOCKHOLDERS' EQUITY
  Common stock $.0001 par value authorized (80,000,000 shares authorized; 5,293,000 shares issued and outstanding as of
   September 30, 2001 and December 31, 2000, respectively.)            529              529
  Additional paid-in capital                                         9,071            9,071
  Retained earnings                                                    296           (2,972)
                                                                   -------          -------

       TOTAL STOCKHOLDERS' EQUITY                                    9,896            6,628
                                                                   -------          -------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $ 9,896          $ 6,628
                                                                   =======          =======

                        See Notes to Financial Statements

                             VISIONS IN GLASS, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                                 JUNE 23, 1999
                                                                                                                  (INCEPTION)
                                          NINE MONTHS ENDED SEPTEMBER 30,     THREE MONTHS ENDED SEPTEMBER 30,      THROUGH
                                          -------------------------------     --------------------------------    SEPTEMBER 30,
                                              2001                2000           2001                 2000            2001
                                          -----------         -----------     -----------          -----------    -----------
REVENUES
  Revenues                                $    6,149          $        0      $        0            $        0      $  6,149
                                          ----------          ----------      ----------            ----------      --------
TOTAL REVENUES                                 6,149                   0               0                     0         6,149

GENERAL & ADMINISTRATIVE EXPENSES              2,881               2,056           1,455                   408         5,853
                                          ----------          ----------      ----------            ----------      --------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        2,881               2,056           1,455                   408         5,853
                                          ----------          ----------      ----------            ----------      --------

NET INCOME/(LOSS)                         $    3,268          $   (2,056)     $   (1,455)           $     (408)     $    296
                                          ==========          ==========      ==========            ==========      ========

BASIC EARNINGS/(LOSS) PER SHARE           $     0.00          $    (0.00)     $    (0.00)           $    (0.00)
                                          ==========          ==========      ==========            ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                               5,293,000           5,284,493       5,293,000             5,293,000
                                          ==========          ==========      ==========            ==========

                        See Notes to Financial Statements

                             VISIONS IN GLASS, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From June 23, 1999 (Inception) Through September 30, 2001

                                                            COMMON       ADDITIONAL
                                              COMMON        STOCK         PAID-IN        RETAINED
                                              STOCK         AMOUNT        CAPITAL        EARNINGS        TOTAL
                                            ----------    ----------     ----------     ----------     ----------
Beginning Balance, June 23, 1999                     0    $        0     $        0     $        0     $        0

Stock issued for cash on June 24, 1999
@ $0.0002 per share                          5,000,000           500            500                         1,000

Stock issued for cash on June 24, 1999
@ $0.01 per share                              230,000            23          2,277                         2,300

Net loss,  December 31, 1999                                                                     0              0
                                            ----------    ----------     ----------     ----------     ----------
BALANCE,  DECEMBER 31, 1999                  5,230,000           523          2,777              0          3,300
                                            ==========    ==========     ==========     ==========     ==========

Stock issued for cash on February 7, 2000
@ $0.10 per share                               63,000             6          6,294                         6,300

Net loss,  December 31, 2000                                                                (2,972)        (2,972)
                                            ----------    ----------     ----------     ----------     ----------
BALANCE,  DECEMBER 31, 2000                  5,293,000           529          9,071         (2,972)         6,628
                                            ==========    ==========     ==========     ==========     ==========

Net income, September 30, 2001                                                               3,268          3,268
                                            ----------    ----------     ----------     ----------     ----------
BALANCE, SEPTEMBER 30, 2001                  5,293,000    $      529     $    9,071     $      296     $    9,896
                                            ==========    ==========     ==========     ==========     ==========

                        See Notes to Financial Statements

                             VISIONS IN GLASS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                                  (INCEPTION)
                                          NINE MONTHS ENDED SEPTEMBER 30,     THREE MONTHS ENDED SEPTEMBER 30,      THROUGH
                                          -------------------------------     --------------------------------    SEPTEMBER 30,
                                              2001                2000           2001                 2000            2001
                                          -----------         -----------     -----------          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                        $  3,268            $ (2,056)      $ (1,455)             $   (408)       $    296
                                           --------            --------       --------              --------        --------
     NET CASH PROVIDED (USED) BY
      OPERATING  ACTIVITIES                   3,268              (2,056)        (1,455)                 (408)            296

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                    0                   6              0                     0             529
  Additional paid-in capital                      0               6,294              0                     0           9,071
                                           --------            --------       --------              --------        --------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                  0               6,300              0                     0           9,600
                                           --------            --------       --------              --------        --------

NET INCREASE/(DECREASE) IN CASH               3,268               4,244         (1,455)                 (408)          9,896

CASH AT BEGINNING OF PERIOD                   6,628               3,300         11,351                 7,952               0
                                           --------            --------       --------              --------        --------

CASH AT END OF PERIOD                      $  9,896            $  7,544       $  9,896              $  7,544        $  9,896
                                           ========            ========       ========              ========        ========

                        See Notes to Financial Statements

                             VISIONS IN GLASS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                  For the Nine Months Ended September 30, 2001


NOTE 1. HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized June 23, 1999, under the laws of the state of Delaware, as Visions in Glass, Inc. The Company has minimal operations and in accordance with SFAS # 7, the Company is considered a development stage company.

On June 24, 1999, the Company issued 5,000,000 shares common stock for cash valued at $ 0.0002 per share

On June 24, 1999, the Company issued 230,000 shares of common stock for cash valued at $ 0.01 per share.

On February 7, 2000, the Company issued 63,000 shares of common stock for cash valued at $ 0.10 per share.

As  of  September  30,  2001  there  were  5,293,000   shares  of  common  stock
outstanding.

NOTE 2. ACCOUNTING POLICIES AND PROCEDURES

A.   BASIS OF ACCOUNTING

The Company uses the accrual method of accounting.

B.   BASIC LOSS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective June 23, 1999 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C.   CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                             VISIONS IN GLASS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                  For the Nine Months Ended September 30, 2001


NOTE 2. ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

D.   USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

E.   INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock or preferred stock.

NOTE 4. GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has minimal current source of revenue. Without realization of additional capital, it would be unlikely for the company to continue as a going concern. It is management's plan to seek additional capital through the sale of its securities through private placements.

                             VISIONS IN GLASS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                  For the Nine Months Ended September 30, 2001


NOTE 5. INCOME TAXES

                                         SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                         ------------------    -----------------

     Deferred tax assets/(liability):        $   (44)               $  446

     Income tax expense                           44                     0
                                             -------                ------

     Valuation allowance                           0                  (446)
                                             -------                ------

     Net deferred tax assets                 $     0                $    0
                                             =======                ======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. We determine the amount of $ 44 dollars to be immaterial and a recording of income tax will be determined during the preparation of the year end audit.

ITEM 2. MANAGEMENT' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD LOOKING STATEMENTS

     Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well as assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views exp4ressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB.

CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED SEPTEMBER 30, 2001.

     Net sales were $0 for the quarters ended September 30, 2001 and 2000.

     Net Loss was ($1455) for the quarter ended September 30, 2001 and ($408) for the same quarter in 2000.

     The Company continues to study the stained glass market to develop additional variations and markets for its products. In addition to the custom-designed leaded glass artifacts featuring various Holocaust images, the Company is also considering production of low-cost gift items for children. The pricing of the products will depend on the sizes selected for production. Details are not firm and there is no assurance that the price goals can be met.

     During the quarter ended September 30, 2001, management continued studying the design of its Web site. During the same quarter, the Company began classes in the art of stained glass manufacture. Although the present class is small (2 students), the Company hopes to generate sufficient operating capital to expand the Company's Web site.

     The Company does not anticipate any material increase in operating expenses until such time as additional capital can be raised and the Company proceeds with the further development of its business plan. Management believes that the Company must be successful in raising equity or debt financing sufficient to meet its working capital requirements to support development of its product sales and marketing.

ANALYSIS OF FINANCIAL CONDITION

     As of September 30, 2001, the Company had working capital of $9896. Visions In Glass may raise additional capital either through debt or equity. No assurances can be given that such efforts will be successful. The need for substantial additional working capital in the near future would require the company to secure additional financing to implement further development plans. No assurance can be given that the Company will have financing available, if required, or if available, will be available on terms and conditions satisfactory to management.

     As part of the Company's financial plan to raise additional working capital, the Company may offer sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. The sales of Common Shares may be higher or lower than the price of the common Shares in this Registration Statement. Such prices will be considered reasonable given the existing circumstances of the Company at time of sale.

RISK FACTORS

LIMITED HISTORY AND OPERATIONS

     Visions in Glass is a start up company and subject to all the risks of a new business. The Company was incorporated under the laws of the State of Delaware on June 23, 1999 and has had limited operations to date. Visions In Glass operates in a business field where there are competing companies that are much larger and because other established stained glass companies will likely have larger amounts of capital than Visions In Glass, the Company may find it very difficult to acquire sufficient funds to compete and make a profit. The likelihood of the success of the Company must be considered in light of the problems and expenses that are frequently encountered in connection with the operation of a new business and the competitive environment in which the Company will be operating.

NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT ASSURED

     As of September 30, 2001, the Company had working capital of $9,896. Without additional capital the original investor funds may be at risk. The Company estimates sufficient funds for approximately six months of current operations. The Company may need to raise additional capital and there is no assurance that the Company will be able to raise sufficient capital for continuing needs. While the Company intends to sell its products through the Internet, there can be no assurance that the Company will be successful in obtaining its objectives.

MARKET STUDY BY THE COMPANY

     The evaluation of the Company's products has been done solely by its officers and directors. The investor is at risk if the company's studies have overestimated the product's marketability.

LIMITED HISTORY OF OPERATIONS/OPERATING LOSSES IN THE FORESEEABLE FUTURE

     The Company was organized on June 23, 1999 and has had limited operations to date. Even though the Company has limited operating funds, the Company expects to incur operating losses in the foreseeable future. For example, we expect to hire additional employees and lease space as needed. The Company may increase it's operating expenses to include purchasing hardware and software for its corporate offices. If any of these expenses are not accompanied by increased revenue, the Company's losses will be more than expected.

COMPETITION

     Competition in the stained glass industry may be expected to grow.

DEPENDENCE ON MANAGEMENT

     The Company will be heavily dependent on the services and experience of its officers. The loss of service of any officer could disrupt the progress of the Company's business.

                                    PART II

ITEM 1. LEGAL PROCEEDING

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None

                                    SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, hereunto duly authorized.


                                        VISIONS IN GLASS, INC.


Date: 11/20/2001                        /s/ Irving Munowitz
                                        ----------------------------------------
                                        Irving Munowitz
                                        President