Form 10KSB40
period 2001-12-31
VISIONS IN GLASS INC
filed 2002-03-01
CIK 1157762

YEARLY REPORT FOR THE YEAR ENDED 12/31/2001

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                      For the year ended December 31, 2001

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.[X]

The issuer's total revenues for the year ended December 31, 2001, were $8813.35.

On December 31, 2001, the number of shares outstanding of the registrant's Common Stock, $0.0001 par value, was 5,293,000.

TABLE OF CONTENTS


PART I

Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

ITEM 4.  Submission of Matters to a Vote of Security Holders



PART II

ITEM 5   Market for Commmon Equity and Related Stockholder Matters

ITEM 6   Management Discussion and Analysis or Plan of Operation

ITEM 7   Risk Factors

ITEM 8   Capital Expenditures

ITEM 9   Financial Statements

ITEM 10  Security Ownership of Certain Beneficial Owners and
         Management

ITEM 11  Executive Compensation

ITEM 12  Exhibits and Reports on Form 8

ITEM 1. DESCRIPTION OF BUSINESS

Product

Visions In Glass, Inc. ("the Company") is a stained glass business for manufacture and repair of stained glass products. In addition to developing one of a kind and customized stained glass artifacts, the Company continues to manufacture exquisite Holocaust images some of which appear on its web site and are featured at local art festivals. The Company manufactures low-cost gift items for children most popular of which is a stained glass frame with a child's likeness created in stained glass.

History

The President and owner of the company studied, designed and created stained glass artifacts as a hobby for the greater part of his life. Not until he retired from his regular profession as an owner of a successful catering business could he dedicate his time to pursuing his hobby of stain glass design, manufacture and teaching the art.

Present Business Activities

The President continues to design and manufacture unique gift item pieces that are reasonably priced for sale. The President teaches the art of stained glass design and techniques of stained glass manufacture to students of all ages. Because of the success of the first class taught by the President and through word of mouth, additional requests for classes have been received by the Company. The Company intends to expand its classes to local senior centers when student teachers are accredited and available.

Leads from students and satisfied customers have generated numerous requests for bids and repair of broken and damaged stained glass both in homes and area churches. The income the company has received to date has been generated through satisfied customers telling friends and business associates.

Competition

The stained glass industry is vast and varied. While there are numerous stained glass artists and products on the market, the exacting workmanship required to produce an elegant piece of stained glass is attained by a few. The Company continues to receive requests for its display of its Holocaust collection at local and national art shows.

Pricing of the Company's products have been determined to attract both the low and high-end purchaser of stained glass artifacts. The costs can be reduced with growth and build up of sales.

ITEM 2. DESCRIPTION OF PROPERTY

Presently the Company owns no real property and is provided space by the president of the Company for design and manufacture of stained glass products. Classes are taught at local senior centers and schools.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2001, there were 56 shareholders of record holding a total of 5,293,000 shares of Common stock. The holders of the Common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. There is, as of the date of this filing, no public market in any class of stock of the Company.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain Forward-Looking Information

Information provided in this 10KSB filing may contain certain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the company's products, capital expenditures, financing needs, as well as assumptions related to the foregoing. For this purpose, any statements contained in this filing that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein.

Financial

Visions In Glass, Inc. may raise additional capital either through debt or equity financing. No assurances are given that such efforts will be successful. The Company does not anticipate any material increase in operating expenses until such time as additional capital can be raised and the Company proceeds with the further development of its business plan. Management believes that the Company must be successful in raising equity or debt financing sufficient to meet its working capital requirements to support development of its product sales and marketing.

The Company may offer a limited number of shares to qualified investors in transactions that are exempt from registration under the 1933 Act. There can be no assurance or guarantee that there will be any interest by investors to invest in the Company or that any proceeds can be raised by the Company. If capital cannot be raised by the Company, it will have a material adverse impact on the progress of its strategic business plan.

ITEM 7. RISK FACTORS

Visions In Glass, Inc. is a start-up company and subject to all the risks of a new business. There are several competitors within the marketplace who possess greater financial resources and may have experienced management in the field of manufacture and marketing. With larger and more experienced personnel in the stained glass business who might be better at predicting customer demands, such competition could impact demand for the Company's products and significantly reduce its ability to compete in the marketplace and show a profit.

Other large companies with strong brand recognition and experience in Internet commerce also may seek to compete in the Internet marketplace. In order to compete with the changing environment, Visions In Glass, Inc. may, from time-to-time, make pricing or marketing decisions that may harm its business.

The Company is in its developmental stages and may take a long time to show a profit. Additional funds may be needed and may not be able to be raised. There can be no assurances that the proposed business model will be adequate to support future business operations if sufficient capital cannot be raised.

Since there is currently no market for the company's securities, there can be no assurance that a trading market will develop in the future. In the event a trading market does develop, the company's common stock is likely to be low priced and therefore less liquid.

Visions In Glass, Inc. is completely dependant on its management for product development. The current management is the only personnel and until capital is acquired to hire and train additional personnel, management is solely responsible for production of its products. Should management, for any reason, become unable to work, without adequately trained personnel, the company could not continue to operate.

ITEM 8. CAPITAL EXPENDITURES

Visions In Glass, Inc. made no significant capital expenditures on property or equipment over the periods covered by this report. The only planned capital expenditures is further website development and Visions intends to contract sometime in the future to complete this work if and when adequate capital is obtained.

ITEM 9. FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 2001 are attached hereto.

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information set forth information concerning the Officers and Directors of the Company as of December 31, 2001.

                                               Beneficial Ownership of Shares
                                             -----------------------------------
Name                                         Number        Percent*     Security
----                                         ------        --------     --------
Irving Munowitz  (1)                       5,000,000         94.4%       Common
President, Secretary and
Director

Officers and Directors as a
Group                                      5,000,000         94.4%       Common

*Rounded up to the nearest whole number.

ITEM 5. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The  following  information  sets  forth  certain  information   concerning  the
Executive Officers and Directors of the Company as of June 30, 2001.

Name                     Age       Position             Term of Office
----                     ---       --------             --------------
Irving Munowitz (1)      76        Director     Until Annual Mtg of Stockholders
Jane Prestie (2)         37        Director     Until Annual Mtg of Stockholders

(1)  Irving Munowitz's address is 1187 Via Fresno, Cathedral City, CA 92234.
(2)  Jane Prestie's  address is 808 Riverview  Place,  S.E.,  Calgary,  Alberta,
     Canada.

There are no other persons nominated or chosen to become Directors or Executive Officers, nor do we have any employees other than the above. There is no arrangement or understanding between any of our Directors or Officer pursuant to which they were elected to his office. The removal of a Director from the Board can be succeeded only by the following actions: (1) majority vote of the existing Directors; or (2) majority vote of the shareholders of record.

ITEM 11. EXECUTIVE COMPENSATION

The Officer and Director of the Company has received no compensation to date. The Company plans to compensate its Officer and Directors when sufficient profits are generated. At the present time, the Company has set no dates or guidelines and requirements when such compensation is paid. When sufficient profits are generated, the matter will be brought before the Board of Directors for approval.

ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Articles of Incorporation*
     (B)  By Laws*
     23   Consent of Independent Accountants

     (C)  There were no reports on 8-K

*Incorporated by reference to a 10SB filing filed on August 27, 2001.

                                   SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VISIONS IN GLASS, INC.

Dated February 27, 2002

                                        By /s/ Irving Munowitz
                                           -------------------------------------
                                           Irving Munowitz
                                           President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Irving Munowitz                          February 27, 2001
-----------------------------------
Irving Munowitz
Presiden & Director

/s/ Jane Prestie                             February 27, 2002
-----------------------------------
Jane Prestie
Director

         [LETTERHEAD OF ARMANDO C. IBARRA CERTIFIED PUBLIC ACCOUNTANTS]

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Visions In Glass, Inc. (A Development Stage Company) as of December 31, 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Armando C. Ibarra

Armando C. Ibarra, CPA

January 30, 2002

                             VISIONS IN GLASS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

--------------------------------------------------------------------------------

                                                       Year Ended    Year Ended
                                                      December 31,  December 31,
                                                          2001          2000
                                                        -------       -------
                                     ASSETS

Current Assets

  Cash                                                  $ 8,813       $ 6,628
                                                        -------       -------

Total Current Assets                                      8,813         6,628
                                                        -------       -------
      TOTAL ASSETS                                      $ 8,813       $ 6,628
                                                        =======       =======

LIABILITIES & STOCKHOLDERS' EQUITY

TOTAL LIABILITIES                                       $     0       $     0

STOCKHOLDERS' EQUITY
  Common stock $.0001 par value authorized
    (80,000,000 shares authorized; 5,293,000
     shares issued and outstanding as of December 31,
     2001 and 2000, respectively.)                          529           529
  Additional paid-in capital                              9,071         9,071
  Retained earnings                                        (787)       (2,972)
                                                        -------       -------

Total Stockholders' Equity                                8,813         6,628
                                                        -------       -------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $ 8,813       $ 6,628
                                                        =======       =======

                       See Notes to Financial Statements

                             VISIONS IN GLASS, INC.
                          (A Development Stage Company)
                            Statements of Operations

--------------------------------------------------------------------------------

                                                                                   June 23, 1999
                                                                                    (inception)
                                                    Year Ended       Year Ended      through
                                                   December 31,     December 31,    December 31,
                                                       2001            2000            2000
                                                    -----------     -----------     -----------
Revenues

    Revenues                                        $     6,749     $         0     $     6,749
                                                    -----------     -----------     -----------

Total Revenues                                            6,749               0           6,749

General & Administrative Expenses                         4,564           2,972           7,536
                                                    -----------     -----------     -----------

Total General & Administrative Expenses                   4,564           2,972           7,536
                                                    -----------     -----------     -----------

Net Income / (Loss)                                 $     2,185     $    (2,972)    $      (787)
                                                    ===========     ===========     ===========

Basic earnings / (loss) per share                   $      0.00     $     (0.00)
                                                    ===========     ===========
Weighted average number of
  common shares outstanding                           5,293,000       5,286,631
                                                    ===========     ===========

                       See Notes to Financial Statements

                             VISIONS IN GLASS, INC.
                          (A Development Stage Company)
         Statement of Changes in Stockholders' Equity From June 23, 1999
                      (inception) through December 31, 2001

--------------------------------------------------------------------------------

                                                       Common      Additional
                                         Common        Stock       Paid - in     Retained
                                          Stock        Amount       Capital      Earnings       Total
                                        ---------    ----------    ----------   ----------    ----------
Beginning balance, June 23, 1999                0    $        0    $        0   $        0    $        0

Stock issued for cash on June 24,
1999 @ $0.0002 per share                5,000,000           500           500                      1,000

Stock issued for cash on June 24,
1999 @ $0.01 per share                    230,000            23         2,277                      2,300

Net loss,  December 31, 1999                                                             0             0
                                        ---------    ----------    ----------   ----------    ----------
Balance,  December 31, 1999             5,230,000           523         2,777            0         3,300
                                        =========    ==========    ==========   ==========    ==========

Stock issued for cash on February 7,
2000 @ $0.10 per share                     63,000             6         6,294                      6,300

Net loss,  December 31, 2000                                                        (2,972)       (2,972)
                                        ---------    ----------    ----------   ----------    ----------
Balance,  December 31, 2000             5,293,000#          529         9,071       (2,972)        6,628
                                        =========    ==========    ==========   ==========    ==========

Net income, December 31, 2001                                                        2,185         2,185
                                        ---------    ----------    ----------   ----------    ----------
Balance, December 31, 2001              5,293,000    $      529    $    9,071   $     (787)   $    8,813
                                        =========    ==========    ==========   ==========    ==========

                       See Notes to Financial Statements

                             VISIONS IN GLASS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

--------------------------------------------------------------------------------

                                                                                             June 23, 1999
                                                                                              (inception)
                                                             Year Ended       Year Ended        through
                                                             December 31,    December 31,     December 31,
                                                                2001            2000             2001
                                                               -------         -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income / (loss)                                          $ 2,185         $(2,972)         $  (787)
                                                               -------         -------          -------

    Net cash provided / (used) by operating activities           2,185          (2,972)            (787)

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                       0               6              529
  Additional paid-in capital                                         0           6,294            9,071
                                                               -------         -------          -------

    Net cash provided by financing activities                        0           6,300            9,600
                                                               -------         -------          -------

    Net increase in cash                                         2,185           3,328            8,813

    Cash at beginning of year                                    6,628           3,300                0
                                                               -------         -------          -------

    Cash at end of year                                        $ 8,813         $ 6,628          $ 8,813
                                                               =======         =======          =======

                       See Notes to Financial Statements

                             VISIONS IN GLASS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

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

As of December 31, 2001 there were 5,293,000 shares of common stock outstanding.

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

                             VISIONS IN GLASS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

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

                             VISIONS IN GLASS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

NOTE 5. INCOME TAXES

                                              As of                  As of
                                        December 31, 2001      December 31, 2000
                                        -----------------      -----------------

Deferred tax assets/ (liability):             $ 118                  $ 446

Income tax expense:                             -0-                    -0-
                                              -----                  -----

Valuation allowance                            (118)                  (446)
                                              -----                  -----

Net deferred tax assets                       $ -0-                  $ -0-
                                              =====                  =====

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

      1999 Net Operating Income / (Loss)               0
      2000 Net Operating Income / (Loss)          (2,972)
      2001 Net Operating Income / (Loss)           2,185
                                                 -------
           Net Operating Loss                    $  (787)
                                                 =======

As of December 31, 2001, the Company has net operating loss carryforwards of approximately $ 787, which will expire 20 years from the date the loss was incurred.