Form 10KSB40/A
period 2001-12-31
VISIONS IN GLASS INC
filed 2002-03-01
CIK 1157762

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

                                  EXPLANATION

     This amendment is being filed in order to correct an error which occurred in the electronic formatting of the document. The date of the signature for Irving Munowitz should have been February 27, 2002 not February 27, 2001. Other than this correction, the document remains unchanged.

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

ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Articles of Incorporation*
     (B)  By Laws*
     23   Consent of Independent Accountants**

     (C)  There were no reports on 8-K

*Incorporated by reference to a 10SB filing filed on August 27, 2001. **Incorporated by reference to Form 10KSB40 filed on March 1, 2001.

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

/s/ Irving Munowitz                          February 27, 2002
-----------------------------------
Irving Munowitz
Presiden & Director

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