Form 10QSB
period 2002-03-31
VISIONS IN GLASS INC
filed 2002-05-10
CIK 1157762

QUARTERLY REPORT FOR THE QTR ENDED 03/31/2002

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly report under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,293,000 shares of Common stock outstanding as of March 31, 2002.

                             VISIONS IN GLASS, INC.
                          (A Development Stage Company)

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

Independent Accountant's Report                                             1

Balance Sheets                                                              2

Statement of Operations                                                     3

Statement of Changes in Stockholders' Equity                                4

Statement of Cash Flows                                                     5

Notes to Financial Statements                                              6-8

                        [LETTERHEAD OF ARMANDO C. IBARRA]

                         INDEPENDENT ACCOUNTANT'S REPORT

We have reviewed the accompanying balance sheets of Visions In Glass, Inc. (A Development Stage Company) as of March 31, 2002 and December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the three months ended March 31, 2002, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Visions In Glass, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ Armando C. Ibarra
----------------------------------
Armando C. Ibarra, CPA-APC

May 1, 2002

1.   FINANCIAL STATEMENTS

                             VISIONS IN GLASS, INC.
                         (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                     ASSETS

                                                    THREE MONTHS
                                                        ENDED       YEAR ENDED
                                                      MARCH 31,     DECEMBER 31,
                                                        2002           2001
                                                      ---------      ---------
CURRENT ASSETS

     Cash                                             $   6,828      $   8,813
                                                      ---------      ---------

TOTAL CURRENT ASSETS                                      6,828          8,813
                                                      ---------      ---------

     TOTAL ASSETS                                     $   6,828      $   8,813
                                                      =========      =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

TOTAL LIABILITIES                                             0              0

STOCKHOLDERS' EQUITY
  Common stock ($.0001 par value, 80,000,000
    shares authorized; 5,293,000 shares issued
    and outstanding as of March 31, 2002 and
    December 31, 2001 respectively)                         529            529
  Additional paid-in capital                              9,071          9,071
  Deficit accumulated during development stage           (2,772)          (787)
                                                      ---------      ---------

TOTAL STOCKHOLDERS' EQUITY                                6,828          8,813
                                                      ---------      ---------
     TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY                           $   6,828      $   8,813
                                                      =========      =========

                       See Notes to Financial Statements

                             VISIONS IN GLASS, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                   JUNE 23, 1999
                                   THREE MONTHS    THREE MONTHS     (INCEPTION)
                                      ENDED            ENDED          THROUGH
                                     MARCH 31,       MARCH 31,       MARCH 31,
                                       2002            2001            2002
                                    -----------     -----------     -----------
REVENUES

     Revenues                       $         0     $     6,039     $     6,749
                                    -----------     -----------     -----------

TOTAL REVENUES                                0           6,039           6,749

GENERAL & ADMINISTRATIVE EXPENSES         1,985             226           9,521
                                    -----------     -----------     -----------

NET INCOME / (LOSS)                 $    (1,985)    $     5,813     $    (2,772)
                                    ===========     ===========     ===========

BASIC EARNINGS / (LOSS) PER SHARE   $      0.00     $      0.00
                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           5,293,000       5,293,000
                                    ===========     ===========

                        See Notes to Financial Statements

                             VISIONS IN GLASS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FROM JUNE 23, 1999 (INCEPTION) THROUGH MARCH 31, 2002
--------------------------------------------------------------------------------

                                                                                   DEFICIT
                                                                                  ACCUMULATED
                                                        COMMON      ADDITIONAL      DURING
                                          COMMON         STOCK       PAID-IN      DEVELOPMENT
                                           STOCK        AMOUNT        CAPITAL        STAGE        TOTAL
                                         ---------     ---------     ---------     ---------     ---------
Beginning balance, June 23, 1999                 0     $       0     $       0     $       0     $       0

Stock issued for cash on June 24,
1999 @ $0.0002 per share                 5,000,000           500           500                       1,000

Stock issued for cash on June 24,
1999 @ $0.01 per share                     230,000            23         2,277                       2,300

Net loss, December 31, 1999                                                                0             0
                                         ---------     ---------     ---------     ---------     ---------
BALANCE, DECEMBER 31, 1999               5,230,000           523         2,777             0         3,300
                                         =========     =========     =========     =========     =========

Stock issued for cash on February 7,
2000 @ $0.10 per share                      63,000             6         6,294                       6,300

Net loss, December 31, 2000                                                           (2,972)       (2,972)
                                         ---------     ---------     ---------     ---------     ---------
BALANCE, DECEMBER 31, 2000               5,293,000           529         9,071        (2,972)        6,628
                                         =========     =========     =========     =========     =========

Net income, December 31, 2001                                                          2,185         2,185
                                         ---------     ---------     ---------     ---------     ---------
BALANCE, DECEMBER 31, 2001               5,293,000     $     529     $   9,071     $    (787)    $   8,813
                                         =========     =========     =========     =========     =========

Net income, March 31, 2002                                                            (1,985)       (1,985)
                                         ---------     ---------     ---------     ---------     ---------
BALANCE, MARCH 31, 2002                  5,293,000     $     529     $   9,071     $  (2,772)    $   6,828
                                         =========     =========     =========     =========     =========

                        See Notes to Financial Statements

                             VISIONS IN GLASS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                       JUNE 23, 1999
                                                          THREE MONTHS   THREE MONTHS   (INCEPTION)
                                                             ENDED          ENDED         THROUGH
                                                            MARCH 31,      MARCH 31,     MARCH 31,
                                                              2002           2001          2002
                                                            ---------      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income / (loss)                                    $  (1,985)     $   5,813     $  (2,772)
                                                            ---------      ---------     ---------

     NET CASH PROVIDED / (USED) BY OPERATING ACTIVITIES        (1,985)         5,813        (2,772)

CASH FLOWS FROM FINANCING ACTIVITIES

     Common stock                                                   0              0           529
     Additional paid-in capital                                     0              0         9,071
                                                            ---------      ---------     ---------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                      0              0         9,600
                                                            ---------      ---------     ---------

     NET INCREASE / (DECREASE) IN CASH                         (1,985)         5,813         6,828

     CASH AT BEGINNING OF PERIOD                                8,813          6,628             0
                                                            ---------      ---------     ---------

     CASH AT END OF PERIOD                                  $   6,828      $  12,441     $   6,828
                                                            =========      =========     =========

                        See Notes to Financial Statements

                             VISIONS IN GLASS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002


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

As of March 31, 2002 there were 5,293,000 shares of common stock outstanding.

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

                             VISIONS IN GLASS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002


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

                             VISIONS IN GLASS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002


NOTE 5. INCOME TAXES

                                            AS OF MARCH 31,   AS OF DECEMBER 31,
                                                 2002               2001
                                            ---------------   ------------------
     Deferred tax assets/(liability):           $   416            $   118

     Income tax expense:                            -0-                -0-
                                                -------            -------

     Valuation allowance                           (416)              (118)
                                                -------            -------

     Net deferred tax assets                    $   -0-            $   -0-
                                                =======            =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1999 Net Operating Income                                      $     0
     2000 Net Operating (Loss)                                       (2,972)
     2001 Net Operating Income                                        2,185
     2002 Net Operating (Loss) 1st quarter                           (1,985)
                                                                    -------
     Net Operating Loss                                             $(2,772)
                                                                    =======

As of March 31, 2002, the Company has a net operating loss carryforward of approximately $ 2,772, which will expire 20 years from the date the loss was incurred.

2.   CERTAIN FORWARD LOOKING STATEMENTS

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

3.   CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2002.

     Net sales were $0 for the quarters ended March 31, 2002 and $6,039 for 2001.

     Net Loss was ($1985) for the quarter ended March 31, 2002 and $5813 for the same quarter in 2001.

     The Company continues to study the stained glass market to develop additional variations and markets for its products. In addition to the custom-designed leaded glass artifacts featuring various Holocaust images, the Company is also considering production of low-cost gift items for children. The pricing of the products will depend on the sizes selected for production. Details are still being considered and there can be no assurance that the price goals can be met.

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

4.   ANALYSIS OF FINANCIAL CONDITION

     As of March 31, 2002, the Company had working capital of $6828. Visions In Glass may raise additional capital either through debt or equity. No assurances can be given that such efforts will be successful. The need for substantial additional working capital in the near future would require the company to secure additional financing to implement further development plans. No assurance can be given that the Company will have financing available, if required, or if available, will be available on terms and conditions satisfactory to management.

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

5.   RISK FACTORS

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

6.   NEED FOR ADDITIONAL  WORKING  CAPITAL -  CONTINUATION  OF GOING CONCERN NOT
     ASSURED

     As of March 31, 2002, the Company had working capital of $6828. Without additional capital the original investor funds may be at risk. The Company estimates sufficient funds for approximately six months of current operations. The Company may need to raise additional capital and there is no assurance that the Company will be able to raise sufficient capital for continuing needs. While the Company intends to sell its products through the Internet, there can be no assurance that the Company will be successful in obtaining its objectives.

7.   MARKET STUDY BY THE COMPANY

     The evaluation of the Company's products has been done solely by its officers and directors. The investor is at risk if the company's studies have overestimated the product's marketability.

8.   LIMITED HISTORY OF OPERATIONS / OPERATING LOSSES IN THE FORESEEABLE FUTURE

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

9.   COMPETITION

     Competition in the stained glass industry may be expected to grow.

10.  DEPENDENCE ON MANAGEMENT

     The Company will be heavily dependent on the services and experience of its officers. The loss of service of any officer could disrupt the progress of the Company's business.

11.  LEGAL PROCEEDING

     None

12.  CHANGES IN SECURITIES

     None

13.  DEFAULTS UPON SENIOR SECURITIES

     None

14.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

15.  OTHER INFORMATION

     None

16.  EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURE

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, hereunto duly authorized.

VISIONS IN GLASS, INC.


Date: 05/09/2002              /s/ Irving Munowitz
                              --------------------------------
                              Irving Munowitz
                              President