Form 10QSB
period 2002-06-30
VISIONS IN GLASS INC
filed 2002-08-14
CIK 1157762

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly report under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002


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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,293,000 shares of Common stock outstanding as of June 30, 2002.

                             VISIONS IN GLASS, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                     ASSETS

                                                         AS OF      YEAR ENDED
                                                        JUNE 30,    DECEMBER 31,
                                                          2002         2001
                                                        ---------    ---------
CURRENT ASSETS
  Cash                                                  $   3,077    $   8,813
                                                        ---------    ---------

TOTAL CURRENT ASSETS                                        3,077        8,813
                                                        ---------    ---------

     TOTAL ASSETS                                       $   3,077    $   8,813
                                                        =========    =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

TOTAL LIABILITIES                                       $      --    $      --

STOCKHOLDERS' EQUITY
  Common stock ($.0001 par value, 80,000,000
    shares authorized; 5,293,000 shares issued
    and outstanding as of June 30, 2002 and
    December 31, 2001 respectively.)                          529          529
  Additional paid-in capital                                9,071        9,071
  Deficit accumulated during development stage             (6,523)        (787)
                                                        ---------    ---------

TOTAL STOCKHOLDERS' EQUITY                                  3,077        8,813
                                                        ---------    ---------
     TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY                             $   3,077    $   8,813
                                                        =========    =========

                       See Notes to Financial Statements

                             VISIONS IN GLASS, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                 JUNE 23, 1999
                                      SIX MONTHS     SIX MONTHS    THREE MONTHS   THREE MONTHS    (INCEPTION)
                                         ENDED          ENDED          ENDED          ENDED         THROUGH
                                       JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,        JUNE 30,
                                         2002           2001           2002           2001            2002
                                      -----------    -----------    -----------    -----------     -----------
REVENUES
  Revenues                            $        --    $     6,149    $        --    $       110     $     6,749
                                      -----------    -----------    -----------    -----------     -----------

TOTAL REVENUES                                 --          6,149             --            110           6,749

GENERAL & ADMINISTRATIVE EXPENSES           5,736          1,426          3,751          1,200          13,272
                                      -----------    -----------    -----------    -----------     -----------

NET INCOME (LOSS)                     $    (5,736)   $     4,723    $    (3,751)   $    (1,090)    $    (6,523)
                                      ===========    ===========    ===========    ===========     ===========

BASIC EARNINGS (LOSS) PER SHARE       $     (0.00)   $      0.00    $     (0.00)   $     (0.00)
                                      ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             5,293,000      5,293,000      5,293,000      5,293,000
                                      ===========    ===========    ===========    ===========

                        See Notes to Financial Statements

                             VISIONS IN GLASS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FROM JUNE 23, 1999 (INCEPTION) THROUGH JUNE 30, 2002
--------------------------------------------------------------------------------

                                                                                     DEFICIT
                                                                                   ACCUMULATED
                                                         COMMON       ADDITIONAL     DURING
                                          COMMON         STOCK         PAID-IN     DEVELOPMENT
                                          STOCK          AMOUNT        CAPITAL        STAGE          TOTAL
                                        ----------     ----------     ----------    ----------     ----------
Beginning balance, June 23, 1999                --     $       --     $       --    $       --     $       --

Stock issued for cash on June 24,
1999 @ $0.0002 per share                 5,000,000            500            500                        1,000

Stock issued for cash on June 24,
1999 @ $0.01 per share                     230,000             23          2,277                        2,300

Net loss, December 31, 1999                                                                 --             --
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 1999               5,230,000            523          2,777            --          3,300
                                        ==========     ==========     ==========    ==========     ==========

Stock issued for cash on February 7,
2000 @ $0.10 per share                      63,000              6          6,294                        6,300

Net loss, December 31, 2000                                                             (2,972)        (2,972)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2000               5,293,000            529          9,071        (2,972)         6,628
                                        ==========     ==========     ==========    ==========     ==========

Net income, December 31, 2001                                                            2,185          2,185
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2001               5,293,000            529          9,071          (787)         8,813
                                        ==========     ==========     ==========    ==========     ==========

Net loss, June 30, 2002                                                                 (5,736)        (5,736)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, JUNE 30, 2002                   5,293,000     $      529     $    9,071    $   (6,523)    $    3,077
                                        ==========     ==========     ==========    ==========     ==========

                       See Notes to Financial Statements

                             VISIONS IN GLASS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                            JUNE 23, 1999
                                                    SIX MONTHS    SIX MONTHS   THREE MONTHS   THREE MONTHS   (INCEPTION)
                                                       ENDED        ENDED          ENDED          ENDED        THROUGH
                                                     JUNE 30,      JUNE 30,      JUNE 30,       JUNE 30,       JUNE 30,
                                                       2002          2001          2002           2001           2002
                                                     ---------     ---------     ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $  (5,736)    $   4,723     $  (3,751)     $  (1,090)     $  (6,523)
                                                     ---------     ---------     ---------      ---------      ---------

  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      (5,736)        4,723        (3,751)        (1,090)        (6,523)

CASH FLOWS FROM INVESTING ACTIVITIES
  NET CASH USED BY INVESTING ACTIVITIES                     --            --            --             --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                              --            --            --             --            529
  Additional paid-in capital                                --            --            --             --          9,071
                                                     ---------     ---------     ---------      ---------      ---------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                 --            --            --             --          9,600
                                                     ---------     ---------     ---------      ---------      ---------

  NET INCREASE (DECREASE) IN CASH                       (5,736)        4,723        (3,751)        (1,090)         3,077

  CASH AT BEGINNING OF PERIOD                            8,813         6,628         6,828         12,441             --
                                                     ---------     ---------     ---------      ---------      ---------

  CASH AT END OF PERIOD                              $   3,077     $  11,351     $   3,077      $  11,351      $   3,077
                                                     =========     =========     =========      =========      =========
  SUPPLEMENTAL  CASH FLOWS DISCLOSURES:
    Cash paid during period for interest             $      --     $      --     $      --      $      --      $      --
    Cash paid during period for income taxes         $      --     $      --     $      --      $      --      $      --

                       See Notes to Financial Statements

                             VISIONS IN GLASS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

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

As of June 30, 2002 there were 5,293,000 shares of common stock outstanding.

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

                             VISIONS IN GLASS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

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

                             VISIONS IN GLASS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

NOTE 5. INCOME TAXES

                                                                AS OF JUNE 30,
                                                                    2002
                                                                   -------
     Deferred tax assets/(liability):                              $   978

     Income tax expense:                                                -0-
                                                                   -------

     Valuation allowance                                              (978)
                                                                   -------

     Net deferred tax assets                                       $    -0-
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

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1999 Net Operating Income                                     $     0
     2000 Net Operating (Loss)                                      (2,972)
     2001 Net Operating Income                                       2,185
     2002 Net Operating (Loss) (2nd. Qtr.)                          (5,736)
                                                                   -------
     Net Operating Loss                                            $(6,523)
                                                                   =======

As of June 30, 2002, the Company has a net operating loss carryforward of approximately $ 6,523, which will expire 20 years from the date the loss was incurred.

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

CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED JUNE 30, 2002.

Net sales were $0 for the quarter ended June 30, 2002 and $110 for the same quarter ending 2001.

Operating expenses were $3751 for the quarter ended June 30, 2002 and $1200 for the same quarter in 2001.

Total Operating expenses since inception June 23, 1999 through June 30, 2002 are $13,272.

During the three months ended June 30, 2002 it was determined that additional cash flow would be needed to advertise and manufacture new stained glass designs the Company wishes to produce and sell. Because of the severity of the economic picture presently being experienced in the United States, the Company believes that this would not be a favorable time to begin raising additional capital.

RISK FACTORS

LIMITED HISTORY AND OPERATIONS

Visions in Glass is a start up Company and subject to all the risks of a new business. The Company was incorporated under the laws of the State of Delaware on June 23, 1999 and has had limited operations to date. Because of the present market condition, the Company may find it very difficult to acquire sufficient funds to compete and make a profit. The Company's business, expense encountered in any developmental stage Company must be considered by any potential investor as the Company faces all the risks that are encountered for a new business.

NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT ASSURED

June 30, 2002, the Company had working capital of $3077. The Company will require additional substantial working capital in the near future. However, due to the economic downturn, the prospects of raising additional capital through investment funding the original investor funds may be at risk. The Company will need to raise additional capital and there is no assurance that the Company will be able to raise sufficient capital for continuing needs.

LIMITED HISTORY OF OPERATIONS/OPERATING LOSSES IN THE FORESEEABLE FUTURE

Even though the Company has limited operating funds, the Company expects to incur operating losses in the foreseeable future. The Company may increase it's operating expenses to include hiring additional personnel and purchasing hardware and software for its corporate offices. If any of these expenses are not accompanied by increased revenue, the Company's losses will be more than expected.

COMPETITION

Competition in the stained glass industry may be expected to grow.

DEPENDENCE ON MANAGEMENT

The Company will be heavily dependent on the services and experience of its officers. The loss of service of any officer could disrupt the progress of the Company's business.

LACK OF CASH DIVIDENDS

The Company has not paid any dividends on its Common Shares to date and no there are no plans to do so in the near future. Any future dividends, which cannot be guaranteed, will depend on the Company's ability to grow in the present economic climate.

LEGAL  PROCEEDING

None

CHANGES IN SECURITIES

None

DEFAULTS UPON SENIOR SECURITIES

None

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

OTHER INFORMATION

None

EXHIBITS AND REPORTS ON FORM 8-K

99.1 CERTIFICATE OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        VISIONS IN GLASS, INC.


Date: 08/10/2002                        /s/ Irving Munowitz
                                        -------------------------------
                                        Irving Munowitz
                                        President