Form 10QSB
period 2002-09-30
VISIONS IN GLASS INC
filed 2002-11-18
CIK 1157762

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-33123

Visions In Glass Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0885775
(State of other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

5921 21st Street SE
Calgary, Alberta
Canada T2C 4B1
(Address of principal executive offices)

(403) 720-8550
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002: 5,293,000

==================================================================================

PART I.

ITEM 1.     Financial Statements

ARMANDO C. IBARRA
CERTIFIED PUBLIC ACCOUNTANTS
(A Professional Corporation)

Armando C. Ibarra, C.P.A.                                                             Members of the California Society of
Armando Ibarra, Jr., C.P.A.                                                            Certified Public Accountants

To the Board of Directors of
Visions In Glass, Inc.
(A Development Stage Company)

INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying balance sheets of Visions In Glass, Inc. (A Development Stage Company) as of September 30, 2002 and December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the nine and three months ended September 30, 2002, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Visions In Glass, Inc.

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

____________________________
Armando C. Ibarra, CPA-APC

November 6, 2002

VISIONS IN GLASS, INC. (A Development Stage Company) Balance Sheets

ASSETS
	As of September 30, 2002	Year Ended December 31, 2001

Current Assets

Cash	$1,947	$8,813
Total Current Assets	1,947	8,813

TOTAL ASSETS	$1,947	$8,813

LIABILITIES & STOCKHOLDERS' EQUITY

TOTAL LIABILITIES	$-	$-

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 80,000,000 shares
authorized; 5,293,000 shares issued and outstanding as of
September 30, 2002 and December 31, 2001 respectively)	529	529
Additional paid-in capital	9,071	9,071
Deficit accumulated during development stage	(7,653)	(787)
Total Stockholders' Equity	1,947	8,813

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY	$1,947	$8,813

See Notes to Financial Statements.

VISIONS-IN-GLASS (A Development Stage Company) Statements of Operations

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	June 23, 1999 (inception) through September 30, 2002

Revenues
Revenues	$-	$6,149	$-	$-	$6,749

Total Revenues	-	6,149	-	-	6,749

General & Administrative Expenses	6,866	2,881	1,130	1,455	14,402

Net Income (Loss)	$(6,866)	$3,268	$(1,130)	$(1,455)	$(7,653)

Basic earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	5,293,000	7,983,365	5,293,000	5,293,000

See Notes to Financial Statements

VISIONS IN GLASS, INC. (A Development Stage Company) Statement of Changes in Stockholders' Equity From June 23, 1999 (inception) through September 30, 2002
	Common Stock	Common Stock Amount	Additional Paid - in Capital	Deficit Accumulated During Development Stage	Total
Beginning balance, June 23, 1999	-	$-	$-	$-	$-

Stock issued for cash on June 24,
1999 @ $0.0002 per share	5,000,000	500	500		1,000

Stock issued for cash on June 24,
1999 @ $0.01 per share	230,000	23	2,277		2,300

Net income, December 31, 1999				-	-
Balance, December 31, 1999	5,230,000	523	2,777	-	3,300

Stock issued for cash on February 7,
2000 @ $0.10 per share	63,000	6	6,294		6,300

Net loss, December 31, 2000				(2,972)	(2,972)
Balance, December 31, 2000	5,293,000	$529	$9,071	$(2,972)	$6,628

Net income, December 31, 2001				2,185	2,185
Balance, December 31, 2001	5,293,000	529	$9,071	(787)	$8,813

Net loss, September 30, 2002				(6,866)	(6,866)
Balance, September 30, 2002	5,293,000	$529	$9,071	$(7,653)	$1,947

See Notes to Financial Statements

VISIONS IN GLASS, INC. (A Development Stage Company) Statements of Cash Flows
	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	June 23, 1999 (inception) through September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(6,866)	$3,268	$(1,130)	$(1,455)	$(7,653)

Net cash provided (used) by operating activities	(6,866)	3,268	(1,130)	(1,455)	(7,653)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used by investing activities	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock	-	-	-	-	529
Additional paid-in capital	-	-	-	-	9,071

Net cash provided by financing activities	-	-	-	-	9,600

Net increase (decrease) in cash	(6,866)	3,268	(1,130)	(1,455)	1,947

Cash at beginning of period	8,813	6,628	3,077	11,351	-

Cash at end of period	$1,947	$9,896	$1,947	$9,896	$1,947

Supplemental cash flows disclosures:

Cash paid during period for interest	$-	$-	$-	$-	$-
Cash paid during period for income taxes	$-	$-	$-	$-	$-

See Notes to Financial Statements

VISIONS-IN-GLASS (A Development Stage Company) Schedules of General and Administrative Expenses

	9 Mos. Ended	9 Mos. Ended	3 Mos. Ended	3 Mos. Ended
	Sept. 30	Sept. 30	Sept. 30	Sept. 30
	2002	2001	2002	2001

General and Administrative Expenses

Accounting	$3,100	$1,600	$900	$1,200
Bank charges	50	-	30	-
Consulting	200	-	-	-
Legal	2,500	-	-	-
Licenses and permits	53	-	-	-
Office expense	184	51	-	-
Professional fees	91	179	-	179
Services	-	551	-	76
Stock transfer fees	586	-	200	-
Supplies	-	-	-	-
Taxes - other	-	-	-	-
Trust and filing	102	500	-	-

Total General and Administrative Expenses	$6,866	$2,881	$1,130	$1,455

VISIONS IN GLASS INC.
(A Development Stage Company)
Notes to the Financial Statements
As of September 30, 2002

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

As of September 30, 2002 there were 5,293,000 shares of common stock outstanding.

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

VISIONS IN GLASS INC.
(A Development Stage Company)
Notes to the Financial Statements
As of September 30, 2002

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

VISIONS IN GLASS INC.
(A Development Stage Company)
Notes to the Financial Statements
As of September 30, 2002

NOTE 5. INCOME TAXES

As of September 30, 2002

Deferred tax assets:
Net operating tax carryforwards	$1,148
Other	-0-
Gross deferred tax assets	1,148
Valuation allowance	(1,148)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

1999 Net Operating Income	$0
2000 Net Operating (Loss)	(2,972)
2001 Net Operating Income	2,185
2002 Net Operating (Loss) (3rd. Qtr.)	(6,866)
Net Operating Loss	$(7,653)

As of September 30, 2002, the Company has a net operating loss carryforward of approximately

$ 7,653, which will expire 20 years from the date the loss was incurred.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenue for the nine months ended September 30, 2002 was $-0- compared with $6,149 for the nine months ended September 30, 2001. The reason for the difference was lack of operations for the same quarter 2001. The net loss for the nine months ended September 30, 2002 was $6,866 companred with net income of $3,268 for the nine months ended September 30, 2001. The reason for the difference was lack of operations. The Company continues to study the stained glass market to develop additional variations and markets for its products. In addition to the custom-designed leaded glass artifacts featuring various Holocaust images, the Company is also considering production of low-cost gift items for children. The pricing of the products will depend on the sizes selected for production. Details are still being considered and there can be no assurance that the price goals can be met. The Company does not anticipate any material increase in operating expenses until such time as additional capital can be raised and the Company proceeds with the further development of its business plan. Management believes that the Company must be successful in raising equity or debt financing sufficient to meet its working capital requirements to support development of its product sales and marketing.

ANALYSIS OF FINANCIAL CONDITION

As of September 30, 2002, the Company had working capital of $1,947. Visions In Glass may raise additional capital either through debt or equity. No assurances can be given that such efforts will be successful. The need for substantial additional working capital in the near future would require the company to secure additional financing to implement further development plans. No assurance can be given that the Company will have financing available, if required, or if available, will be available on terms and conditions satisfactory to management. As part of the Company's financial plan to raise additional working capital, the Company may offer sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act.

Visions In Glass may be considered a start up company and subject to all the risks of a new business. The Company was incorporated under the laws of the State of Delaware on June 23, 1999 and has had limited operations to date. Visions In Glass operates in a business field where there are competing companies that are much larger and because other established stained glass companies will likely have larger amounts of capital than Visions In Glass, the Company may find it very difficult to acquire sufficient funds to compete and make a profit. The likelihood of the success of the Company must be considered in light of the problems and expenses that are frequently encountered in connection with the operation of a new business and the competitive environment in which the Company will be operating.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18th day of November, 2002.

Visions In Glass Inc. (Registrant)
By:	/s/ Yarek Bartosz Yarek Bartosz, President, Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer and sole member of the Board Of Directors

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Visions In Glass Inc.. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Yarek Bartosz, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Yarek Bartosz Yarek Bartosz Chief Executive Officer Chief Financial Officer November 18, 2002

CERTIFICATION

I, Yarek Bartosz, certify that:

1. I have reviewed this interim report on Form 10-QSB of Visions In Glass Inc.;

2. Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim report.

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 18th day of November, 2002.

/s/ Yarek Bartosz Yarek Bartosz President, Chief Executive Officer, Secretary/Treasurer Chief Financial Officer, and sole member of the Board of Directors