Form 10QSB
period 2003-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2003-05-22
CIK 1157762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended March 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period from ________ to _________

                        Commission file number: 000-33123

                         China Automotive Systems, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                      33-0885775
    -------------------------------                  ----------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification Number)


                 No. 1, Henglong Road, Yu Qiao Development Zone
                 Shashi District, Jingzhou City, Hubei Province
                           People's Republic of China
                 -----------------------------------------------
                    (Address of principal executive offices)


                     Issuer's telephone number: 0716-8324631

                             Visions-in-Glass, Inc.
                               9521 21st Street SE
                        Calgary, Alberta, Canada T2C 4B1
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     As of March 31, 2003, the Company had 22,015,000 shares of common stock issued and outstanding.

     Documents incorporated by reference: None.

                         CHINA AUTOMOTIVE SYSTEMS, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - March 31, 2003 (Unaudited) and December 31, 2002

         Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2003 and 2002

         Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2003 and 2002

         Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 2003 and 2002

         Item 2.  Management's Discussion and Analysis or Plan of Operation

         Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds


         Item 6. Exhibits and Reports on Form 8-K


SIGNATURES


CERTIFICATION


CHINA AUTOMOTIVE SYSTEMS, INC.
Consolidated Balance Sheets
March 31, 2003 (Unaudited) and December 31, 2002
(Expressed in Thousands of US Dollars)
                                                                    March 31,       December 31,
                                                                         2003               2002
                                                                          $                  $
                                                                  (Unaudited)

                                     ASSETS
CURRENT ASSETS

     Cash and cash equivalents                                          9,638               --
     Accounts receivable                                               23,345               --
     Deposits, prepayments and other receivables                       15,012               --
     Inventories                                                       10,256               --
     Amounts due from shareholders/directors                            3,197               --
                                                               --------------     --------------

                                                                       61,448               --


EQUITY INVESTMENTS IN JOINT VENTURES
                                                                         --               20,329

PROPERTY, PLANT AND EQUIPMENT, NET                                     14,833               --

INTANGIBLE ASSETS                                                         774               --

OTHER FINANCIAL ASSETS                                                  1,725               --
                                                               --------------     --------------

                                                                       78,780             20,329
                                                               ==============     ==============

















The accompanying notes are an integral part of these consolidated financial statements.


CHINA AUTOMOTIVE SYSTEMS, INC.
Consolidated Balance Sheets
March 31, 2003 (Unaudited) and December 31, 2002
(Expressed in Thousands of US Dollars)
                                                               March 31,      December 31,
                                                                    2003              2002
                                                                     $                 $
                                                             (Unaudited)

                                   LIABILITIES
CURRENT LIABILITIES

       Short-term borrowings                                       4,832              --
       Accounts payable and accrued expenses                      21,267              --
       Other payables                                              5,650              --
       Taxation payable                                            5,367              --
       Amounts due to shareholders/directors                        --              14,826
                                                            ------------      ------------

                                                                  37,116            14,826

LONG-TERM BORROWINGS                                                 199              --
                                                            ------------      ------------

                                                                  37,315            14,826
                                                            ------------      ------------

MINORITY INTEREST                                                 16,286              --
                                                            ------------      ------------


                          SHAREHOLDERS' EQUITY

CAPITAL STOCK - Authorized, issued and fully paid                      1                 1

ADDITIONAL PAID-IN CAPITAL                                        19,716               194

ACCUMULATED OTHER COMPREHENSIVE LOSS                                  (3)             --

RETAINED EARNINGS (DEFICIT) - appropriated                         6,942             5,308
                            - unappropriated                      (1,477)             --
                                                            ------------      ------------

                                                                   5,465             5,308
                                                            ------------      ------------

                                                                  25,179             5,503
                                                            ------------      ------------

                                                                  78,780            20,329
                                                            ============      ============









The accompanying notes are an integral part of these consolidated financial statements.

CHINA AUTOMOTIVE SYSTEMS, INC.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2003 and 2002
(Expressed in Thousands of US Dollars)
                                                             2003           2002
                                                               $              $


NET SALES                                                  11,131           --

       Cost of sales                                        6,150           --
                                                      -----------    -----------

GROSS PROFIT                                                4,981           --



EXPENSES
     Administrative, selling and general expenses           1,649           --
     Stock compensation                                     1,300           --
                                                      -----------    -----------

                                                            2,949           --

PROFIT FROM OPERATIONS                                      2,032           --

OTHER INCOME
     Equity income of joint ventures                         --              478
     Other non-operating income                               125           --
     Financial expenses                                       (59)          --
                                                      -----------    -----------

                                                               66            478
                                                      -----------    -----------

PROFIT BEFORE INCOME TAX                                    2,098            478

INCOME TAXES                                                  447           --
                                                      -----------    -----------

PROFIT BEFORE MINORITY INTEREST                             1,651            478

MINORITY INTEREST                                           1,459           --
                                                      -----------    -----------

NET PROFIT                                                    192            478
                                                      ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC  (in exact number)                               21,244,475     20,914,250
                                                      ===========    ===========

BASIC EARNINGS PER SHARE (in exact number)                  0.009          0.023
                                                      ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING,
DILUTED  (in exact number)                             21,616,350     20,914,250
                                                      ===========    ===========

DILUTED EARNINGS PER SHARE (in exact number)                0.009          0.023
                                                      ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.


CHINA AUTOMOTIVE SYSTEMS, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2003 and 2002
(Expressed in Thousands of US Dollars)
                                                                     2003          2002
                                                                       $             $
OPERATING ACTIVITIES

       Net profit                                                     192           478
       Equity income of joint ventures                               --            (478)
       Minority shareholders' interests                             1,459          --
       Issuance of warrants to consultants                          1,300          --
       Depreciation of fixed assets                                   297          --
       Amortization of intangible assets                               22          --
       Gain on disposal of fixed assets, intangible
           assets and other long-term assets                          (11)         --
       Increase in inventories                                       (908)         --
          Decrease (Increase) in operating receivables               (166)          216
       Increase in operating payables and accrued
           expenses                                                 1,621          --
                                                               ----------    ----------

                Net cash provided by operating activities           3,806           216
                                                               ----------    ----------

INVESTING ACTIVITIES

       Net cash received from disposal of fixed assets,
           intangible assets and other long-term assets                26          --
       Cash paid to acquire fixed assets, intangible assets
           and other long term assets                                (663)         --
         Cash paid for investment                                    --          (2,470)
                                                               ----------    ----------

         Net cash used in investing activities                       (637)       (2,470)
                                                               ----------    ----------

FINANCING ACTIVITIES

       Proceeds from borrowings                                     1,200          --
       Cash payments for interest and dividends                      (366)         --
          Increase in due from directors/shareholders                --           2,254
                                                               ----------    ----------

       Net cash provided by financing activities                      834         2,254
                                                               ----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           4,003          --

  Cash and cash equivalents at the beginning of period,
    as a result of change from equity accounting to
    consolidation accounting as at January 1, 2003                  5,635          --
                                                               ----------    ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                           9,638          --
                                                               ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                   Three Months Ended March 31, 2003 and 2002


1.   Organization and Basis of Presentation

Organization - Effective March 5, 2003, Visions-In-Glass, Inc., a United States public company incorporated in the State of Delaware ("Visions"), entered into a Share Exchange Agreement to acquire 100% of the shareholder interest in Great Genesis Holding Limited, a company incorporated on January 3, 2003 under The Companies Ordinance in Hong Kong as a limited liability company ("Great Genesis"), as a result of which Great Genesis became a wholly-owned subsidiary of Visions. At the closing, the old directors and officers of Visions resigned, and new directors and officers were appointed. Visions subsequently changed its name to China Automotive Systems, Inc.

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries' interests in the sino-foreign joint ventures described below, is referred to herein as the "Company".

Ji Long Enterprise Investment Limited was incorporated on October 8, 1992 under the Companies Ordinance in Hong Kong as a limited liability company ("Ji Long"). Ji Long is an investment holding company. Effective March 4, 2003, all of the shareholders of Ji Long exchanged their 100% shareholder interest for a 100% shareholder interest in Great Genesis, as a result of which Ji Long became a wholly-owned subsidiary of Great Genesis.

In exchange for the acquisition of 100% of the shareholder interest in Great Genesis, the shareholders of Great Genesis were issued 20,914,250 shares of common stock of Visions. In addition, the shareholders of Great Genesis paid $250,000 to the former officer, director and controlling shareholder of Visions for the cancellation of 17,424,750 shares of common stock (see Note 5), and have agreed to pay an additional $70,000, subject to certain conditions.

The  acquisition  of  Great  Genesis  by  the  Company  was  accounted  for as a recapitalization of Great Genesis, pursuant to which the accounting basis of Great Genesis continued unchanged subsequent to the transaction date. Accordingly, the pre-transaction financial statements of Great Genesis are the historical financial statements of the Company.

Jilong owns the following aggregate net interests in four sino-foreign joint ventures organized in the People's Republic of China as of and for the three months ended March 31, 2003:

                                                        Percentage
Name of Entity                                           Interest
--------------                                           --------

Jingzhou Henglong Automotive Parts
  Co. Limited ("Henglong")                                 42.0%

Shashi Jiulong Power Steering Co.
  Limited ("Jiulong")                                      81.0%

Shenyang Jinbei Henglong Automotive
  Steering System Co. Limited ("Shenyang")                 37.6%

Zhejiang Henglong & Vie Pump-Manu Co.
  Limited ("Zhejiang")                                     51.0%

At December 31, 2002, the investors in Shenyang were Jilong, Henglong, Shengyang Automotor Industry Investment Corporation and Shenyang Jinbei Automotor Industry Co., Ltd. On December 12, 2002, according to a decision made at the meeting of the board of directors, 30% of the stock rights in Shenyang held by Henglong were to be transferred to Jilong, and 17% of the stock rights in Shenyang held by Shenyang Automotor Industry Investment Corporation were to be transferred to Shenyang Jinbei Automotor Industry Co., Ltd. On January 8, 2003, Jilong and Henglong signed an agreement for the transfer of stock rights, which the Company expects will be completed within approximately six months, pending approval by the applicable authorities in the People's Republic of China. The Company currently owns 25% of Shenyang directly and 12.6% of Shenyang indirectly through its ownership in Henglong, for a combined ownership of 37.6%. Upon approval of the above transaction by the applicable authorities in the People's Republic of China, the Company will own 55.0% of Shenyang directly. The Company will account for this increase in ownership in Shenyang from the date of approval by the applicable authorities in the People's Republic of China.

Basis of Presentation - For the three months ended March 31, 2003, the accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and sino-foreign joint ventures. For the three months ended March 31, 2002, the accompanying condensed financial statements include the accounts of the Company, with the Company's investments in sino-foreign joint ventures recorded under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

During the three months ended March 31, 2003, the Company and all other joint venturers in the four sino-foreign joint ventures agreed to change the joint venture agreements, resulting in the Company having voting control in the four sino-foreign joint ventures. Consequently, effective January 1, 2003, the Company changed from equity accounting to consolidation accounting for its investments in sino-foreign joint ventures for the three months ended March 31, 2003. Prior to January 1, 2003, the Company used the equity method pursuant to Emerging Issues Task Force Issue No. 96-16, which states that if a minority joint venture partner has the right to participate in management, the majority joint venture partner is required to account for its interest in the joint venture under the equity method of accounting.

The Company effected a 3.5 to 1 forward split of its outstanding shares of common stock during March 2003, prior to the transaction with Great Genesis described above. Unless otherwise indicated, all share and per share amounts presented herein have been adjusted to reflect the forward stock split.

Foreign Currencies - The Company maintains its books and records in Hong Kong Dollars ("HK Dollars"), its functional currency, and the joint ventures maintain their books and records in Renminbi ("RMB"), the currency of the People's Republic of China. Translation of amounts in United States dollars ("US$") has been made at the single fixed rate of exchange of US$1.00 to 7.8 HK Dollars and the translation of amounts in HK Dollars has been made at an approximate rate of 1 HK Dollar to 1.06 RMB.

Foreign currency transactions, in HK Dollars and RMB, are reflected using the temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income (loss) for the period.

In translating the financial statements of the Company from its functional currency into its reporting currency in United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income in stockholders' equity.

The RMB is not readily convertible into United States dollars or other foreign currencies. The foreign exchange rate between the United States dollar and the RMB is approximately 1 RMB to US$0.1205, since inception through March 31, 2003. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002. The consolidated balance sheet as of December 31, 2002 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's Current Report on Form 8-K/A dated May 19, 2003, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

Business  -  The  Company,   through  its  four  sino-foreign   joint  ventures,
manufactures power steering systems and/or related products for different segments of the automobile industry in China.

Income Per Share - Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. The Company had potentially dilutive securities consisting of warrants to purchase 550,375 shares of common stock outstanding at March 31, 2003.

Comprehensive Income (Loss) - Since the Company had no items of comprehensive income (loss) during the three months ended March 31, 2003 and 2002, a statement of comprehensive income (loss) is not presented.

Stock-Based Compensation - The Company accounts for stock options and warrants issued to consultants using the fair value method in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under the fair value method, compensation cost is measured based on the value of the award and is recognized over the service period. The Company continues to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock options and warrants issued to employees and non-employee directors. Pro forma disclosures of the effect on net income (loss) and net income (loss) per common share, as if the Company had accounted for stock options and warrants issued to employees and non-employee directors under the fair value method prescribed by SFAS No. 123, are estimated on the grant date using the Black-Scholes option pricing model. The Company had not issued any stock options or warrants to employees or non-employee directors during the three months ended March 31, 2003 or 2002.


2.   Certain Significant Risks and Uncertainties

The Company is subject to the consideration and risks of operating in the People's Republic of China (the "PRC"). These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC.

The economy of PRC differs significantly from the economies of the "western" industrialized nations in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions in PRC.

Many laws and regulations dealing with economic matters in general and foreign investment in particular have been enacted in the PRC. However, the PRC still does not have a comprehensive system of laws, and enforcement of existing laws may be uncertain and sporadic.

Any devaluation of the Renminbi (RMB) against the United States dollar would consequently have adverse effects on the Company's financial performance and asset values when measured in terms of the United States dollar. Should the RMB significantly devalue against the United States dollar, such devaluation could have a material adverse effect on the Company's earnings and the foreign currency equivalent of such earnings. The Company does not hedge its RMB - United States dollar exchange rate exposure.

On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate"). No representation is made that the RMB amounts have been, or could be, converted into US$ at that rate. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

3.   Inventories

Inventories at March 31, 2003 (unaudited) consisted of the following:


Raw materials                    $ 1,726,000
Work-in-process                    1,138,000
Finished goods                     7,392,000
                                 -----------
                                 $10,256,000
                                 ===========


4.   Amounts Due to Shareholders/Directors

During the three months ended March 31, 2003, amounts due to shareholders/directors aggregating approximately $17,167,000 including dividends declared during such period of $2,481,000 were cancelled. This transaction was accounted for as a contribution to capital.


5.   Stockholders' Equity

During March 2003, prior to the transaction with Great Genesis described at Note 1, the Company effected a 3.5 to 1 forward split of its outstanding shares of common stock, thus increasing the 5,293,000 shares of common stock outstanding at that time to 18,525,500 shares, of which 17,242,750 shares were then returned to the Company and cancelled.

During March 2003, in conjunction with the transaction with Great Genesis described at Note 1, the Company issued common stock purchase warrants to three consultants to acquire an aggregate of 550,375 shares of common stock, exercisable for a period of one year at $1.20 per share. The aggregate fair value of these warrants, calculated pursuant to the Black-Scholes option pricing model, was estimated to be $1,300,000 which was charged to operations at March 31, 2003.


6.  Income Taxes

The Company's sino-foreign joint ventures are subject to income taxes based on income arising in or derived from the People's Republic of China, generally at an effective tax rate of 15%.


7.   Recently Issued Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have a significant effect on the Company's financial statement presentation or disclosures.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a significant impact on the Company's financial statement presentation or disclosures.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Acquisitions of Financial Institutions, Except Transactions Between or More Mutual Enterprises". The Company does not expect that SFAS No. 147 will have any effect on its financial statement presentation or disclosures.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not anticipate that the adoption of SFAS No. 148 will have a significant impact on the Company's financial statement presentation or disclosures.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 clarifies disclosures that are required to be made for certain guarantees and establishes a requirement to record a liability at fair value for certain guarantees at the time of the guarantee's issuance. The disclosure requirements of FIN No. 45 have been applied in the Company's financial statements at December 31, 2002. The requirement to record a liability applies to guarantees issued or modified after December 31, 2002. The Company adopted the measurement and recording provisions of FIN No. 45 prospectively beginning January 1, 2003.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51". FIN No. 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of FIN No. 46 are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN No. 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. FIN No. 46 is effective for the Company on January 31, 2003, and is not expected to have a significant impact on the Company's financial statement presentation or disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

General Overview:

Effective March 5, 2003, Visions-In-Glass, Inc., a United States public company incorporated in the State of Delaware ("Visions"), entered into a Share Exchange Agreement to acquire 100% of the shareholder interest in Great Genesis Holding Limited, a company incorporated on January 3, 2003 under The Companies Ordinance in Hong Kong as a limited liability company ("Great Genesis"), as a result of which Great Genesis became a wholly-owned subsidiary of Visions. At the closing, the old directors and officers of Visions resigned, and new directors and officers were appointed. Visions subsequently changed its name to China Automotive Systems, Inc.

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries' interests in the sino-foreign joint ventures described below, is referred to herein as the "Company".

Ji Long Enterprise Investment Limited was incorporated on October 8, 1992 under the Companies Ordinance in Hong Kong as a limited liability company ("Ji Long"). Ji Long is an investment holding company. Effective March 4, 2003, all of the shareholders of Ji Long exchanged their 100% shareholder interest for a 100% shareholder interest in Great Genesis, as a result of which Ji Long became a wholly-owned subsidiary of Great Genesis.

In exchange for the acquisition of 100% of the shareholder interest in Great Genesis, the shareholders of Great Genesis were issued 20,914,250 shares of common stock of Visions. In addition, the shareholders of Great Genesis paid $250,000 to the former officer, director and controlling shareholder of Visions for the cancellation of 17,424,750 shares of common stock, and have agreed to pay an additional $70,000, subject to certain conditions.

The  acquisition  of  Great  Genesis  by  the  Company  was  accounted  for as a recapitalization of Great Genesis, pursuant to which the accounting basis of Great Genesis continued unchanged subsequent to the transaction date. Accordingly, the pre-transaction financial statements of Great Genesis are the historical financial statements of the Company.

Jilong owns the following aggregate net interests in four sino-foreign joint ventures organized in the People's Republic of China as of and for the three months ended March 31, 2003:

                                                        Percentage
Name of Entity                                           Interest
--------------                                           --------

Jingzhou Henglong Automotive Parts
  Co. Limited ("Henglong")                                 42.0%

Shashi Jiulong Power Steering Co.
  Limited ("Jiulong")                                      81.0%

Shenyang Jinbei Henglong Automotive
  Steering System Co. Limited ("Shenyang")                 37.6%

Zhejiang Henglong & Vie Pump-Manu Co.
  Limited ("Zhejiang")                                     51.0%



At December 31, 2002, the investors in Shenyang were Jilong, Henglong, Shengyang Automotor Industry Investment Corporation and Shenyang Jinbei Automotor Industry Co., Ltd. On December 12, 2002, according to a decision made at the meeting of the board of directors, 30% of the stock rights in Shenyang held by Henglong were to be transferred to Jilong, and 17% of the stock rights in Shenyang held by Shenyang Automotor Industry Investment Corporation were to be transferred to Shenyang Jinbei Automotor Industry Co., Ltd. On January 8, 2003, Jilong and Henglong signed an agreement for the transfer of stock rights, which the Company expects will be completed within approximately six months, pending approval by the applicable authorities in the People's Republic of China. The Company currently owns 25% of Shenyang directly and 12.6% of Shenyang indirectly through its ownership in Henglong, for a combined ownership of 37.6%. Upon approval of the above transaction by the applicable authorities in the People's Republic of China, the Company will own 55.0% of Shenyang directly. The Company will account for this increase in ownership in Shenyang from the date of approval by the applicable authorities in the People's Republic of China.

For the three months ended March 31, 2003, the condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and sino-foreign joint ventures. For the three months ended March 31, 2002, the condensed financial statements include the accounts of the Company, with the Company's investments in joint ventures recorded under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

During the three months ended March 31, 2003, the Company and all other joint venturers in the four sino-foreign joint ventures agreed to change the joint venture agreements, resulting in the Company having voting control in the four sino-foreign joint ventures. Consequently, effective January 1, 2003, the Company changed from equity accounting to consolidation accounting for its investments in sino-foreign joint ventures for the three months ended March 31, 2003. Prior to January 1, 2003, the Company used the equity method pursuant to Emerging Issues Task Force Issue No. 96-16, which states that if a minority joint venture partner has the right to participate in management, the majority joint venture partner is required to account for its interest in the joint venture under the equity method of accounting.

Critical Accounting Policies:

The Company prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

Results of Operations:

The Company's sino-foreign joint ventures are presented on a consolidated basis for the three months ended March 31, 2003, as compared to the equity method of accounting for the three months ended March 31, 2002. Accordingly, the results of operations for the three months ended March 31, 2003 are not comparable to the three months ended March 31, 2002.

Three Months Ended March 31, 2003 and 2002:

Net Sales. Net sales for the three months ended March 31, 2002 were $11,131,000.

Gross Profit. Gross profit for the three months ended March 31, 2003 was $4,981,000 or 44.7% of net sales.

Administrative, Selling and General Expenses. Administrative, selling and general expenses were $1,649,000 for the three months ended March 31, 2003.

Stock Compensation. During March 2003, in conjunction with the transaction with Great Genesis described above, the Company issued common stock purchase warrants to three consultants to acquire an aggregate of 550,375 shares of common stock, exercisable for a period of one year at $1.20 per share. The aggregate fair value of these warrants, calculated pursuant to the Black-Scholes option pricing model, was estimated to be $1,300,000, which was charged to operations at March 31, 2003.

Profit From Operations. Profit from operations was $2,032,000 for the three months ended March 31, 2003. Excluding the non-cash charge of $1,300,000 related to the issuance of warrants in March 2003, profit from operations would have been $3,332,000 for the three months ended March 31, 2003.

Equity in Income of Joint Ventures. The Company recorded equity in income of joint ventures aggregating $478,000 for the three months ended March 31, 2002, reflecting the Company's proportionate share of each sino-foreign joint venture's earnings.

Other Non-Operating Income. Other non-operating income was $125,000 for the three months ended March 31, 2003.

Financial Expenses. Financial expenses were $59,000 for the three months ended March 31, 2002.

Profit Before Income Taxes. Profit before income taxes was $2,098,000 for the three months ended March 31, 2003, as compared to $478,000 for the three months ended March 31, 2002.

Income Taxes. Income taxes were $447,000 for the three months ended March 31, 2003.

Profit Before Minority Interest. Profit before Minority Interest was $1,651,000 for the three months ended March 31, 2003, as compared to $478,000 for the three months ended March, 31, 2002. Excluding the non-cash charge of $1,300,000 relating to the issuance of warrants in March 2003, profit before minority interest would have been $2,951,000 for the three months ended March 31, 2003.

Minority Interest. The Company recorded the minority interest's share in each sino-foreign joint venture's earnings aggregating $1,459,000 for the three months ended March 31, 2003.

Net Profit. Net profit was $192,000 for the three months ended March 31, 2003, as compared to $478,000 for the three months ended March 31, 2002.


Financial Condition - March 31, 2003:

Liquidity and Capital Resources:

Operating. The Company's operations provided cash of $3,806,000 for the three months ended March 31, 2003. At March 31, 2003, cash and cash equivalents were $9,638,000. Working capital was $24,332,000 at March 31, 2003, reflecting a current ratio of 1.66:1.

During the three months ended March 31, 2003, amounts due to shareholders/directors aggregating approximately $17,167,000, including dividends declared during such period of $2,481,000 were cancelled. This transaction was accounted for as a contribution to capital.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenses through the remainder of the year ending December 31, 2003.

Investing. During the three months ended March 31, 2003, the Company used $637,000 in investing activities, primarily to acquire fixed, intangible and other long-term assets. During the three months ended March 31, 2002, the Company $2,470,000 to fund investments in sino-foreign joint ventures.

Financing. During the three months ended March 31, 2003, the Company generated $834,000 from financing activities, as compared to $2,254,000 for the three months ended March 31, 2002. During the three months ended March 31, 2003, the Company borrowed $1,200,000, and utilized $366,000 for the payment of interest and dividends. During the three months ended March 31, 2002, the directors/shareholders advanced $2,254,000 to fund the operations of the Company.

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b)  Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                           PART II. OTHER INFORMATION



ITEM 2.  CHANGES IN SECURIITES AND USE OF PROCEEDS

(c) Effective March 5, 2003, the Company issued an aggregate of 20,914,250 shares of common stock to the shareholders of Great Genesis as described in
     Part I, Item 2. The Company also issued warrants to purchase an aggregate of 550,375 shares of common stock exercisable for a period of one year at $1.20 per share to three consultants in conjunction with the transaction with Great Genesis. All securities were issued under an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)  Reports on Form 8-K

     Three Months Ended March 31, 2003:

     The Company filed Current Reports on Form 8-K and Form 8-K/A on March 20, 2003 and March 21, 2003, respectively, to report the acquisition of Great Genesis Holding Limited and the appointment of new directors and officers.

     The Company filed a Current Report on Form 8-K on May 8, 2003 to report a change in independent accountants.

     The Company filed a Current Report on Form 8-K/A on May 19, 2003 to provide the audited financial statements of Great Genesis Holding Limited.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  CHINA AUTOMOTIVE SYSTEMS, INC.
                                                  ------------------------------
                                                           (Registrant)




DATE:  May 21, 2003                     By:  /s/ Hanlin Chen
                                             -----------------------
                                             Hanlin Chen
                                             Chief Executive Officer
                                             and President




DATE:  May 21, 2003                     By:  /s/ Daming Hu
                                             -----------------------
                                             Daming Hu
                                             Chief Financial Officer

                                  CERTIFICATION


      I, Hanlin Chen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of China Automotive Systems, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 21, 2003            By:  /s/ HANLIN CHEN
                                    -----------------------
                                    Hanlin Chen
                                    Chief Executive Officer
                                    and President

                                  CERTIFICATION


     I, Daming Hu, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of China Automotive Systems, Inc.

2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 21, 2003            By:  /s/ DAMING HU
                                    -----------------------
                                    Daming Hu
                                    Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit
Number         Description of Document
------         -----------------------

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002