Form 10QSB
period 2003-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2003-08-19
CIK 1157762

1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934


     For the quarterly period ended June 30, 2003


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

     As of June 30, 2003, the Company had 22,015,000 shares of common stock issued and outstanding.

     Documents incorporated by reference: None.

                         CHINA AUTOMOTIVE SYSTEMS, INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements


               Condensed Consolidated Balance Sheets - June 30, 2003 (Unaudited) and December 31, 2002

               Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2003 and 2002

               Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) - Three Months and Six Months Ended June 30, 2003 and 2002

               Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2003 and 2002

               Notes to Condensed  Consolidated Financial Statements (Unaudited)
               - Three Months and Six Months Ended June 30, 2003 and 2002

     Item 2. Management's Discussion and Analysis or Plan of Operation

     Item 3. Controls and Procedures


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                 China Automotive Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                      June 30,      December 31,
                                                        2003            2002
                                                    ------------    ------------
                                                     (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                         $  7,734,000    $       --
  Pledged deposits                                     1,298,000            --
  Accounts receivable, including
    $1,295,000 due from related
    parties                                           25,430,000            --
  Deposits, prepaids and other
    receivables, including
    $2,078,000 due from related
    parties                                            8,116,000            --
  Advance payments                                     6,057,000            --
  Inventories                                         10,895,000            --
                                                    ------------    ------------
Total current assets                                  59,530,000            --
                                                    ------------    ------------


Property, plant and equipment                         18,891,000            --
Less:  Accumulated depreciation                       (4,209,000)           --
                                                    ------------    ------------
                                                      14,682,000            --
                                                    ------------    ------------

Equity investments in joint ventures                        --        20,329,000

Intangible assets, net                                 1,787,000            --

Long-term investments                                  1,259,000            --

Other assets                                              64,000            --
                                                    ------------    ------------
Total assets                                        $ 77,322,000    $ 20,329,000
                                                    ============    ============


















                                   (continued)

                 China Automotive Systems, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)

                                                      June 30,      December 31,
                                                        2003            2002
                                                    ------------    ------------
                                                    (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                             $  8,434,000    $       --
  Accounts payable and accrued
    expenses, including $291,000
    due to related parties                            25,235,000            --
  Customer deposits                                      401,000            --
  Other payables                                       1,965,000            --
  Dividends payable                                      623,000            --
  Taxation payable                                     4,779,000            --
  Amounts due to
    shareholders/directors                                  --        14,826,000
                                                    ------------    ------------
Total current liabilities                             41,437,000      14,826,000
                                                    ------------    ------------


Long-term liabilities                                    197,000            --


Minority interest                                     13,900,000            --


Stockholders' equity:
Common stock, $0.0001 par value -
  Authorized - 80,000,000 shares
  Issued and Outstanding -
  22,015,000 shares at June 30, 2003
    and 20,914,250 shares at
    December 31, 2002                                      2,000           2,000
Additional paid-in capital                            19,712,000         193,000
Accumulated other comprehensive loss                    (954,000)           --
Retained earnings -
  Appropriated                                         7,077,000       5,308,000
  Unappropriated                                       1,608,000            --
                                                    ------------    ------------
Total stockholders' equity                            27,445,000       5,503,000


Less:  Amounts due from
  shareholders/directors                              (5,657,000)           --
                                                    ------------    ------------
Net stockholders' equity                              21,788,000       5,503,000
                                                    ------------    ------------
Total liabilities and stockholders'
  equity                                            $ 77,322,000    $ 20,329,000
                                                    ============    ============






     See accompanying notes to condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)



                                                     Three Months Ended June 30,
                                                    ----------------------------
                                                        2003            2002
                                                    ------------    ------------

Net sales, including $1,215,000
  to related parties                                $ 12,358,000    $       --

Cost of sales                                          6,684,000            --
                                                    ------------    ------------
  Gross profit                                         5,674,000            --
                                                    ------------    ------------

Costs and expenses:
  Administrative, selling and general
    expenses                                           2,606,000            --
  Depreciation and amortization                          690,000            --
                                                    ------------    ------------
  Total costs and expenses                             3,296,000            --
                                                    ------------    ------------
Income from operations                                 2,378,000            --
                                                    ------------    ------------

Other income (expense):
  Equity income of joint ventures                           --         1,397,000
  Other non-operating income                             123,000            --
  Financial expenses                                     (64,000)           --
                                                    ------------    ------------
  Other income (expense), net                             59,000       1,397,000
                                                    ------------    ------------
Income before income taxes                             2,437,000       1,397,000

Income taxes                                             533,000            --
                                                    ------------    ------------
Income before minority interest                        1,904,000       1,397,000

Minority interest                                      1,278,000            --
                                                    ------------    ------------
Net income                                          $    626,000    $  1,397,000
                                                    ============    ============

Net income per common share -
  Basic                                             $       0.03    $       0.07
  Diluted                                           $       0.03    $       0.07

Weighted average common
  shares outstanding -
  Basic                                               22,015,000      20,914,250
  Diluted                                             22,490,450      20,914,250








     See accompanying notes to condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                                                      Six Months Ended June 30,
                                                    ----------------------------
                                                        2003            2002
                                                    ------------    ------------

Net sales, including $2,015,000
  to related parties                                $ 23,489,000    $       --

Cost of sales                                         12,834,000            --
                                                    ------------    ------------
  Gross profit                                        10,655,000            --
                                                    ------------    ------------

Costs and expenses:
  Administrative, selling and general
    expenses                                           3,936,000            --
  Depreciation and amortization                        1,009,000            --
  Stock compensation                                   1,300,000            --
                                                    ------------    ------------
  Total costs and expenses                             6,245,000            --
                                                    ------------    ------------
Income from operations                                 4,410,000            --
                                                    ------------    ------------

Other income (expense):
  Equity income of joint ventures                           --         1,875,000
  Other non-operating income                             248,000            --
  Financial expenses                                    (123,000)           --
                                                    ------------    ------------
  Other income (expense), net                            125,000       1,875,000
                                                    ------------    ------------
Income before income taxes                             4,535,000       1,875,000

Income taxes                                             980,000            --
                                                    ------------    ------------
Income before minority interest                        3,555,000       1,875,000

Minority interest                                      2,737,000            --
                                                    ------------    ------------
Net income                                          $    818,000    $  1,875,000
                                                    ============    ============

Net income per common share -
  Basic                                             $       0.04    $       0.09
  Diluted                                           $       0.04    $       0.09

Weighted average common
  shares outstanding -
  Basic                                               21,648,083      20,914,250
  Diluted                                             21,971,592      20,914,250







     See accompanying notes to condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
  Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)


                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                         2003            2002
                                                     -----------     -----------

Net income                                           $   626,000     $ 1,397,000

Other comprehensive income (loss):
  Foreign currency translation
    gain (loss)                                         (951,000)           --
                                                     -----------     -----------
Comprehensive income (loss)                          $  (325,000)    $ 1,397,000
                                                     ===========     ===========












































     See accompanying notes to condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
  Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)


                                                       Six Months Ended June 30,
                                                       -------------------------
                                                           2003          2002
                                                       -----------   -----------

Net income                                             $   818,000   $ 1,875,000

Other comprehensive income (loss):
  Foreign currency translation
    gain (loss)                                               --            --
                                                       -----------   -----------
Comprehensive income                                   $   818,000   $ 1,875,000
                                                       ===========   ===========












































     See accompanying notes to condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                      Six Months Ended June 30,
                                                     -----------    -----------
                                                         2003           2002
                                                     -----------    -----------

Cash flows from operating activities:
Net income                                           $   818,000    $ 1,875,000
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Equity income of joint ventures                         --       (1,875,000)
    Minority shareholders' interests                   2,737,000           --
    Issuance of warrants to consultants                1,300,000           --
    Depreciation and amortization                      1,009,000           --
    Changes in operating assets and
      liabilities:
      (Increase) decrease in:
        Pledged deposits                                (833,000)          --
        Accounts receivable                            1,614,000        216,000
        Inventories                                   (1,561,000)          --
        Deposits, prepayments and
          other receivables                           (8,339,000)          --
      Increase (decrease) in:
        Accounts payable, accrued
          expenses, customer deposits
          and other payables                           5,426,000           --
        Taxation payable                                (639,000)          --
                                                     -----------    -----------
Net cash provided by operating activities              1,532,000        216,000
                                                     -----------    -----------



























                                   (continued)

                 China Automotive Systems, Inc. and Subsidiaries
     Condensed Consolidated Statements of Cash Flows (Unaudited)(continued)



                                                      Six Months Ended June 30,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------

Cash flows from investing activities:
  Cash paid to acquire fixed assets and
    intangible assets                                 (1,044,000)          --
  Long-term investments                                     --       (7,139,000)
                                                     -----------    -----------
Net cash used in investing activities                 (1,044,000)    (7,139,000)
                                                     -----------    -----------

Cash flows from financing activities:
  Proceeds from borrowings, net                        4,811,000           --
  Dividends paid                                      (2,822,000)          --
  (Increase) decrease in amounts due
    from shareholders/directors                           21,000           --
  Increase (decrease) in amounts due
    to shareholders/directors                               --        6,923,000
                                                     -----------    -----------
Net cash provided by financing
  activities                                           2,010,000
                                                                      6,923,000
                                                     -----------    -----------

Effect of foreign currency exchange
  translation                                             68,000           --

Net increase (decrease) in cash
  and cash equivalents                                 2,566,000           --

Cash and cash equivalents -
  beginning of period, as a result
  of change from equity accounting
  to consolidation accounting
  effective January 1, 2003                            5,168,000           --
                                                     -----------    -----------

Cash and cash equivalents - end of
  period                                             $ 7,734,000    $      --
                                                     ===========    ===========















     See accompanying notes to condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
            Three Months and Six Months Ended June 30, 2003 and 2002


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

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries' interests in the sino-foreign joint ventures described below, is referred to herein as the "Company". The Company, through its sino-foreign joint ventures described below, is engaged in the manufacture and sale of automotive components in the People's Republic of China (the "PRC" or "China").

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

Ji Long owns the following aggregate net interests in four sino-foreign joint ventures organized in the PRC as of and for the three months and six months ended June 30, 2003:

                                                        Percentage
Name of Entity                                           Interest
--------------                                           --------

Jingzhou Henglong Automotive Parts
  Co. Limited ("Henglong")                                 42.0%

Shashi Jiulong Power Steering Co.
  Limited ("Jiulong")                                      81.0%

Shenyang Jinbei Henglong Automotive
  Steering System Co. Limited ("Shenyang")                 55.0%

Zhejiang Henglong & Vie Pump-Manu Co.
  Limited ("Zhejiang")                                     51.0%

At December 31, 2002, the investors in Shenyang were Ji Long, Henglong, Shengyang Automotor Industry Investment Corporation and Shenyang Jinbei Automotor Industry Co., Ltd. On December 12, 2002, according to a decision made at the meeting of the board of directors, 30% of the stock rights in Shenyang held by Henglong were to be transferred to Ji Long, and 17% of the stock rights in Shenyang held by Shenyang Automotor Industry Investment Corporation were to be transferred to Shenyang Jinbei Automotor Industry Co., Ltd. On January 8, 2003, Ji Long and Henglong signed an agreement for the transfer of stock rights, which was approved by the applicable PRC authorities on May 22, 2003. As of December 31, 2002, the Company owned 25% of Shenyang directly and 12.6% of Shenyang indirectly through its ownership in Henglong, for a combined ownership of 37.6%. As of June 30, 2003, the Company owned 55.0% of Shenyang directly. The Company accounted for this increase in ownership in Shenyang commencing as of the effective date of January 1, 2003. The potential adjustment to the minority interest, if any, has not been determined nor recorded in these financial statements.

Basis of Presentation - For the three months and six months ended June 30, 2003, the accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and sino-foreign joint ventures. For the three months and six months ended June 30, 2002, the accompanying condensed financial statements include the accounts of the Company, with the Company's investments in sino-foreign joint ventures accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

During early 2003, the Directors of the Company and all other joint venturers in the four sino-foreign joint ventures executed "Act in Concert" agreements, resulting in the Company having voting control in the four sino-foreign joint ventures. The Company is in the process of making application to the relevant PRC authorities for their approval to effect this change through amendments to the respective joint venture agreements. Consequently, effective January 1, 2003, the Company changed from equity accounting to consolidation accounting for its investments in sino-foreign joint ventures for the three months and six months ended June 30, 2003. Prior to January 1, 2003, the Company used the equity method pursuant to Emerging Issues Task Force Issue No. 96-16, which states that if a minority joint venture partner has the right to participate in management, the majority joint venture partner is required to account for its interest in the joint venture under the equity method of accounting.

During the three months ended June 30, 2003, a profitable production line was transferred from Henglong (a 42% owned subsidiary) to Jiulong (an 81% owned subsidiary). Jiulong sells the output of the production line to Henglong, which then sells the products to third parties. All intercompany profit is eliminated on consolidation.

The Company effected a 3.5 to 1 forward split of its outstanding shares of common stock during March 2003, prior to the transaction with Great Genesis described above. Unless otherwise indicated, all share and per share amounts presented herein have been adjusted to reflect the forward stock split.

Foreign Currencies - The Company maintains its books and records in Hong Kong Dollars ("HK Dollars"), its functional currency, and the joint ventures maintain their books and records in Renminbi ("RMB"), the currency of the PRC. Translation of amounts in United States dollars ("US$") has been made at the single fixed rate of exchange of US$1.00 to 7.8 HK Dollars and the translation of amounts in HK Dollars has been made at an approximate rate of 1 HK Dollar to
1.06 RMB.

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

The RMB is not readily convertible into United States dollars or other foreign currencies. The foreign exchange rate between the United States dollar and the RMB is approximately 1 RMB to US$0.1205, since inception through June 30, 2003. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2003, the results of operations for the three months and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. The consolidated balance sheet as of December 31, 2002 is derived from the Company's audited financial statements.

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

The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

Income Per Share - Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of warrants. The Company had potentially dilutive securities consisting of warrants to purchase 550,375 shares of common stock outstanding at June 30, 2003.

Stock-Based Compensation - The Company may periodically issue shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.

The Company may periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock-based compensation plans.

The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options or warrants to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per common share had the fair value of the stock options and warrants been recorded in the financial statements. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options and warrants is measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock.

In accordance with SFAS No. 123, the cost of stock options and warrants issued to non-employees is measured at the grant date based on the fair value of the award. The fair value of the stock-based award is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.


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

3.   Inventories

Inventories at June 30, 2003 (unaudited) consisted of the following:


Raw materials                $   2,383,000
Work-in-process                  1,210,000
Finished goods                   7,302,000
                             -------------
                             $  10,895,000
                             =============


4.   Amounts Due From and Due to Shareholders/Directors

During the six months ended June 30, 2003, amounts due to shareholders/directors, including accrued dividends, aggregating approximately $17,167,000 were cancelled. This transaction was accounted for as a contribution to capital.

Amounts due from shareholders/directors aggregated $5,657,000 at June 30, 2003. These amounts do not bear interest and have no specific repayment terms. Accordingly, such amounts have been shown as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheet at June 30, 2003.


5.   Stockholders' Equity

During March 2003, in conjunction with the transaction with Great Genesis described at Note 1, the Company effected a 3.5 to 1 forward split of its outstanding shares of common stock, thus increasing the 5,293,000 shares of common stock outstanding at that time to 18,525,500 shares, of which 17,424,750 shares were then returned to the Company and cancelled.

During March 2003, in conjunction with the transaction with Great Genesis described at Note 1, the Company issued common stock purchase warrants to three consultants to acquire an aggregate of 550,375 shares of common stock, exercisable for a period of one year at $1.20 per share. The aggregate fair value of these warrants, calculated pursuant to the Black-Scholes option pricing model, was estimated to be $1,300,000, which was charged to operations during the six months ended June 30, 2003.


6.  Income Taxes

The Company's sino-foreign joint ventures are subject to income taxes based on income arising in or derived from the People's Republic of China, generally at an effective tax rate of 15%.


7.   Significant Concentrations and Related Party Transactions

The Company grants credit to its customers, generally on an open account basis. The Company's customers are all located in the PRC. Two customers accounted for approximately 38% of the Company's net sales for the three months and six months ended June 30, 2003, with one customer accounting for approximately 12% and the other customer approximately 26% of total sales. At June 30, 2003, approximately 19% of accounts receivable were from trade transactions with the aforementioned two customers.

During the three months and six months ended June 30, 2003, sales to related parties aggregated $1,215,000 and $2,015,000, respectively.

During the three months and six months ended June 30, 2003, purchases from related parties aggregated $1,225,000 and $1,607,000, respectively.

8.   Summary Condensed Statements of Operations

For the three months and six months ended June 30, 2002, the Company's condensed financial statements included the Company's investments in sino-foreign joint ventures accounted for under the equity method of accounting.

Condensed unaudited financial information with respect to these sino-foreign joint ventures for 2002 is presented below.


                                       Three Months Ended     Six Months Ended
                                         June 30, 2002         June 30, 2002
                                       ------------------    ------------------

Net sales                              $       10,280,000    $       15,125,000
Cost of sales                                   5,427,000             7,758,000
Administrative, selling
  and general expenses                            482,000             1,710,000
Other income (expense)                           (603,000)             (608,000)
Financial expenses                                 48,000                80,000
Income taxes                                      557,000               744,000
Minority interest                               1,766,000             2,350,000
                                       ------------------    ------------------
Net income                             $        1,397,000    $        1,875,000
                                       ==================    ==================



9.   Recent Accounting Pronouncements

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The adoption of SFAS No. 145 did not have a significant effect on the Company's financial statement presentation or disclosures.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant effect on the Company's financial statement presentation or disclosures.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Acquisitions of Financial Institutions, Except Transactions Between or More Mutual Enterprises". The Company does not expect that SFAS No. 147 will have any effect on its financial statement presentation or disclosures.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a significant effect on the Company's financial statement presentation or disclosures.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries' interests in the sino-foreign joint ventures described below, is referred to herein as the "Company". The Company, through its sino-foreign joint ventures described below, is engaged in the manufacture and sale of automotive components in the People's Republic of China (the "PRC" or "China").

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

Ji Long owns the following aggregate net interests in four sino-foreign joint ventures organized in the PRC as of and for the three months and six months ended June 30, 2003:

                                                        Percentage
Name of Entity                                           Interest
--------------                                           --------

Jingzhou Henglong Automotive Parts
  Co. Limited ("Henglong")                                 42.0%

Shashi Jiulong Power Steering Co.
  Limited ("Jiulong")                                      81.0%

Shenyang Jinbei Henglong Automotive
  Steering System Co. Limited ("Shenyang")                 55.0%

Zhejiang Henglong & Vie Pump-Manu Co.
  Limited ("Zhejiang")                                     51.0%


At December 31, 2002, the investors in Shenyang were Ji Long, Henglong, Shengyang Automotor Industry Investment Corporation and Shenyang Jinbei Automotor Industry Co., Ltd. On December 12, 2002, according to a decision made at the meeting of the board of directors, 30% of the stock rights in Shenyang held by Henglong were to be transferred to Ji Long, and 17% of the stock rights in Shenyang held by Shenyang Automotor Industry Investment Corporation were to be transferred to Shenyang Jinbei Automotor Industry Co., Ltd. On January 8, 2003, Ji Long and Henglong signed an agreement for the transfer of stock rights, which was approved by the applicable PRC authorities on May 22, 2003. As of December 31, 2002, the Company owned 25% of Shenyang directly and 12.6% of Shenyang indirectly through its ownership in Henglong, for a combined ownership of 37.6%. As of June 30, 2003, the Company owned 55.0% of Shenyang directly. The Company accounted for this increase in ownership in Shenyang commencing as of the effective date of January 1, 2003. The potential adjustment to the minority interest, if any, has not been determined nor recorded in these financial statements.

For the three months and six months ended June 30, 2003, the accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and sino-foreign joint ventures. For the three months and six months ended June 30, 2002, the accompanying condensed financial statements include the accounts of the Company, with the Company's investments in sino-foreign joint ventures recorded under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

During early 2003, the Directors of the Company and all other joint venturers in the four sino-foreign joint ventures executed "Act in Concert" agreements, resulting in the Company having voting control in the four sino-foreign joint ventures. The Company is in the process of making application to the relevant PRC authorities for their approval to effect this change through amendments to the respective joint venture agreements. Consequently, effective January 1, 2003, the Company changed from equity accounting to consolidation accounting for its investments in sino-foreign joint ventures for the three months and six months ended June 30, 2003. Prior to January 1, 2003, the Company used the equity method pursuant to Emerging Issues Task Force Issue No. 96-16, which states that if a minority joint venture partner has the right to participate in management, the majority joint venture partner is required to account for its interest in the joint venture under the equity method of accounting.

During the three months ended June 30, 2003, a profitable production line was transferred from Henglong (a 42% owned subsidiary) to Jiulong (an 81% owned subsidiary). Jiulong sells the output of the production line to Henglong, which then sells the products to third parties. All intercompany profit is eliminated on consolidation.

Critical Accounting Policies:

The Company prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's condensed consolidated financial statements.

Accounts Receivable:

Revenue from the sale of products is recognized when the significant risks and rewards of ownership have been transferred to the customer. No revenue is recognized if there are significant uncertainties regarding collection of the consideration due, associated costs or the possible return of goods.

In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

Inventories:

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a moving-average basis and comprises all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and reduces the computed moving-average cost if it exceeds the net realizable value.

Income Taxes:

The Company records a tax provision to reflect the expected tax payable on taxable income for the period, using tax rates enacted or substantially enacted at the balance sheet date, and any adjustment to tax payable in respect of previous periods.

Impairment of Long-Lived Assets:

The Company's long-lived assets consist of property and equipment and certain intangible assets. In assessing the impairment of such assets, the Company periodically makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions indicate that the carrying amount may not be recoverable, the Company records impairment charges for these assets at such time.

Results of Operations:

The Company's sino-foreign joint ventures are presented on a consolidated basis for the three months and six months ended June 30, 2003, as compared to the equity method of accounting for the three months and six months ended June 30, 2002. Accordingly, the results of operations for the three months and six months ended June 30, 2003 are not comparable to the three months and six months ended June 30, 2002.

Three Months Ended June 30, 2003 and 2002:

Net Sales. Net sales were $12,358,000 for the three months ended June 30, 2003.

Gross Profit. Gross profit was $5,674,000 or 45.9% of net sales for the three months ended June 30, 2003.

Administrative, Selling and General Expenses. Administrative, selling and general expenses were $2,606,000 for the three months ended June 30, 2003.

Depreciation and Amortization. Depreciation and amortization was $690,000 for the three months ended June 30, 2003.

Income From Operations. Income from operations was $2,378,000 for the three months ended June 30, 2003.

Equity Income of Joint Ventures. The Company recorded equity income of joint ventures aggregating $1,397,000 for the three months ended June 30, 2002, reflecting the Company's aggregate proportionate share of the earnings of its sino-foreign joint ventures based on the equity method of accounting.

Other Non-Operating Income. Other non-operating income was $123,000 for the three months ended June 30, 2003.

Financial Expenses. Financial expenses were $64,000 for the three months ended June 30, 2003.

Income Before Income Taxes. Income before income taxes was $2,437,000 for the three months ended June 30, 2003, as compared to $1,397,000 for the three months ended June 30, 2002.

Income Taxes. Income taxes were $533,000 for the three months ended June 30, 2003.

Income Before Minority Interest. Income before minority interest was $1,904,000 for the three months ended June 30, 2003, as compared to $1,397,000 for the three months ended June 30, 2002.

Minority Interest. The Company recorded the minority interests' aggregate share in each sino-foreign joint venture's earnings aggregating $1,278,000 for the three months ended June 30, 2003.

Net Income. Net income was $626,000 for the three months ended June 30, 2003, as compared to $1,397,000 for the three months ended June 30, 2002.


Six Months Ended June 30, 2003 and 2002:

Net Sales. Net sales were $23,489,000 for the six months ended June 30, 2003.

Gross Profit. Gross profit was $10,655,000 or 45.4% of net sales for the six months ended June 30, 2003.

Administrative, Selling and General Expenses. Administrative, selling and general expenses were $3,936,000 for the six months ended June 30, 2003.

Depreciation and Amortization. Depreciation and amortization was $1,009,000 for the six months ended June 30, 2003.

Stock Compensation. During March 2003, in conjunction with the transaction with Great Genesis described above, the Company issued common stock purchase warrants to three consultants to acquire an aggregate of 550,375 shares of common stock, exercisable for a period of one year at $1.20 per share. The aggregate fair value of these warrants, calculated pursuant to the Black-Scholes option pricing model, was estimated to be $1,300,000, which was charged to operations during the six months ended June 30, 2003.

Income From Operations. Income from operations was $4,410,000 for the six months ended June 30, 2003. Excluding the non-cash charge of $1,300,000 related to the issuance of warrants in March 2003, income from operations would have been $5,710,000 for the six months ended June 30, 2003.

Equity Income of Joint Ventures. The Company recorded equity income of joint ventures aggregating $1,875,000 for the six months ended June 30, 2002, reflecting the Company's aggregate proportionate share of the earnings of its sino-foreign joint ventures based on the equity method of accounting.

Other Non-Operating Income. Other non-operating income was $248,000 for the six months ended June 30, 2003.

Financial Expenses. Financial expenses were $123,000 for the six months ended June 30, 2003.

Income Before Income Taxes. Income before income taxes was $4,535,000 for the six months ended June 30, 2003, as compared to $1,875,000 for the six months ended June 30, 2002. Excluding the non-cash charge of $1,300,000 related to the issuance of warrants in March 2003, income from operations would have been $5,835,000 for the six months ended June 30, 2003.

Income Taxes. Income taxes were $980,000 for the six months ended June 30, 2003.

Income Before Minority Interest. Income before minority interest was $3,555,000 for the six months ended June 30, 2003, as compared to $1,875,000 for the six months ended June 30, 2002. Excluding the non-cash charge of $1,300,000 relating to the issuance of warrants in March 2003, income before minority interest would have been $4,855,000 for the six months ended June 30, 2003.

Minority Interest. The Company recorded the minority interests' aggregate share in each sino-foreign joint venture's earnings aggregating $2,737,000 for the six months ended June 30, 2003.

Net Income. Net income was $818,000 for the six months ended June 30, 2003, as compared to $1,875,000 for the six months ended June 30, 2002.


Financial Condition - June 30, 2003:

Liquidity and Capital Resources:

Operating. The Company's operations provided cash of $1,532,000 for the six months ended June 30, 2003. At June 30, 2003, cash and cash equivalents were $7,734,000. Working capital was $18,093,000 at June 30, 2003, reflecting a current ratio of 1.29:1.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenses through the remainder of the year ending December 31, 2003.

Investing. During the six months ended June 30, 2003, the Company expended $1,044,000 to acquire fixed assets and intangible assets. During the six months ended June 30, 2002, the Company expended $7,139,000 to fund investments in sino-foreign joint ventures.

Financing. During the six months ended June 30, 2003, the Company generated $2,010,000 from financing activities, consisting of the proceeds from borrowings of $4,811,000 and a net increase in amounts due from shareholders/directors of $21,000, offset in part by dividends paid of $2,822,000. During the six months ended June 30, 2002, the Company's directors/shareholders advanced $6,923,000 to fund the operations of the Company.

During the six months ended June 30, 2003, amounts due to shareholders/directors, including accrued dividends, aggregating approximately $17,167,000 were cancelled. This transaction was accounted for as a contribution to capital.

Amounts due from shareholders/directors aggregated $5,657,000 at June 30, 2003. These amounts do not bear interest and have no specific repayment terms. Accordingly, such amounts have been shown as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheet at June 30, 2003.


ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal quarter.  Based  upon  and as of the  date of  that  evaluation,  the  Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

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

     Three Months Ended June 30, 2003:

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




                                             CHINA AUTOMOTIVE SYSTEMS, INC.
                                             ------------------------------
                                                      (Registrant)




DATE:  August 18, 2003                  By:  /s/ HANLIN CHEN
                                             -----------------------
                                             Hanlin Chen
                                             Chief Executive Officer
                                             and President




DATE:  August 18, 2003                  By:  /s/ DAMING HU
                                             -----------------------
                                             Daming Hu
                                             Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit
Number   Description of Document
------   -----------------------

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         - Hanlin Chen

31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         - Daming Hu

32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002