Form 10QSB
period 2003-09-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2003-11-14
CIK 1157762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  ACT OF
         1934


         For the quarterly period ended September 30, 2003


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


                     Issuer's telephone number: 0716-8324631

                             Visions-in-Glass, Inc.
                               9521 21st Street SE
                        Calgary, Alberta, Canada T2C 4B1
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes [X] No [ ]

         As of September 30, 2003, the Company had 22,064,686 shares of common stock issued and outstanding.


         Documents incorporated by reference: None.

                         CHINA AUTOMOTIVE SYSTEMS, INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - September 30, 2003 (Unaudited) and December 31, 2002

         Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Nine Months Ended September 30, 2003 and 2002

         Condensed  Consolidated   Statements  of  Comprehensive  Income  (Loss)
         (Unaudited) - Three Months and Nine Months Ended September 30, 2003 and 2002

         Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2003 and 2002

         Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months and Nine Months Ended September 30, 2003 and 2002

         Item 2.  Management's Discussion and Analysis or Plan of Operation

         Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

                 China Automotive Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                  September 30,     December 31,
                                                       2003             2002
                                                  -------------    -------------
                                                   (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                       $   5,736,000    $        --
  Pledged deposits                                    1,716,000             --
  Accounts receivable, net of
    allowance for doubtful accounts
    of $570,000, including
    $1,154,000 due from related
    parties                                          28,389,000             --
  Deposits, prepaids and other
    receivables, including
    $945,000 due from related
    parties                                           4,032,000             --
  Advance payments, including
    $412,000 to related parties                       5,279,000             --
  Inventories                                        10,209,000             --
                                                  -------------    -------------
Total current assets                                 55,361,000             --
                                                  -------------    -------------


Property, plant and equipment                        21,740,000             --
Less:  Accumulated depreciation                      (4,730,000)            --
                                                  -------------    -------------
                                                     17,010,000             --
                                                  -------------    -------------

Equity investments in joint ventures                       --         20,329,000

Intangible assets, net                                1,754,000             --

Long-term investments                                   567,000             --

Other assets                                             55,000             --
                                                  -------------    -------------
Total assets                                      $  74,747,000    $  20,329,000
                                                  =============    =============



                                  (continued)

                 China Automotive Systems, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)

                                                  September 30,     December 31,
                                                       2003             2002
                                                  -------------    -------------
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                           $   6,000,000    $        --
  Accounts payable and accrued
    expenses, including $530,000
    due to related parties                           13,680,000             --
  Customer deposits                                     393,000             --
  Other payables                                     12,603,000             --
  Dividends payable                                        --               --
  Taxation payable                                    5,117,000             --
  Amounts due to
    shareholders/directors                                 --         14,826,000
                                                  -------------    -------------
Total current liabilities                            37,793,000       14,826,000
                                                  -------------    -------------


Long-term liabilities                                   196,000             --


Minority interest                                    16,853,000             --


Stockholders' equity:
Common stock, $0.0001 par value -
  Authorized - 80,000,000 shares
  Issued and Outstanding -
  22,064,686 shares at September
    30, 2003 and 20,914,250 shares
    at December 31, 2002                                  2,000            2,000
Additional paid-in capital                           19,366,000          193,000
Accumulated other comprehensive loss                   (946,000)            --
Retained earnings -
  Appropriated                                        7,029,000        5,308,000
  Unappropriated                                      3,813,000             --
                                                  -------------    -------------
Total stockholders' equity                           29,264,000        5,503,000

Less:  Amounts due from
  shareholders/directors                             (9,359,000)            --
                                                  -------------    -------------
Net stockholders' equity                             19,905,000        5,503,000
                                                  -------------    -------------
Total liabilities and stockholders'
  equity                                          $  74,747,000    $  20,329,000
                                                  =============    =============






     See accompanying notes to condensed consolidated financial statements.
                                       4

                 China Automotive Systems, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                                                Three Months Ended September 30,
                                                --------------------------------
                                                     2003              2002
                                                -------------      -------------

Net sales, including $651,000
  to related parties                            $  13,287,000      $        --

Cost of sales                                       7,463,000               --
                                                -------------      -------------
  Gross profit                                      5,824,000               --
                                                -------------      -------------

Costs and expenses:
  Administrative, selling and general
    expenses                                        1,101,000               --
  Depreciation and amortization                       628,000               --
                                                -------------      -------------
  Total costs and expenses                          1,729,000               --
                                                -------------      -------------
Income from operations                              4,095,000               --
                                                -------------      -------------

Other income (expense):
  Equity income (loss) of joint ventures              (44,000)           772,000
  Other non-operating income                          196,000               --
  Financial expenses                                 (102,000)              --
                                                -------------      -------------
  Other income (expense), net                          50,000            772,000
                                                -------------      -------------
Income before income taxes                          4,145,000            772,000

Income tax expense (benefit)                          (41,000)              --
                                                -------------      -------------
Income before minority interest                     4,186,000            772,000

Minority interest                                   1,769,000               --
                                                -------------      -------------
Net income                                      $   2,417,000      $     772,000
                                                =============      =============

Net income per common share -
  Basic                                         $        0.11      $        0.04
  Diluted                                       $        0.11      $        0.04

Weighted average common
  shares outstanding -
  Basic                                            22,023,281         20,914,250
  Diluted                                          22,411,383         20,914,250





     See accompanying notes to condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      2003              2002
                                                 -------------     -------------

Net sales, including $2,666,000
  to related parties                             $  36,776,000     $        --

Cost of sales                                       20,297,000              --
                                                 -------------     -------------
  Gross profit                                      16,479,000              --
                                                 -------------     -------------

Costs and expenses:
  Administrative, selling and general
    expenses                                         5,037,000              --
  Depreciation and amortization                      1,637,000              --
  Stock compensation                                 1,300,000              --
                                                 -------------     -------------
  Total costs and expenses                           7,974,000              --
                                                 -------------     -------------
Income from operations                               8,505,000              --
                                                 -------------     -------------

Other income (expense):
  Equity income (loss) of joint ventures               (44,000)        2,647,000
  Other non-operating income                           444,000              --
  Financial expenses                                  (225,000)             --
                                                 -------------     -------------
  Other income (expense), net                          175,000         2,647,000
                                                 -------------     -------------
Income before income taxes                           8,680,000         2,647,000

Income tax expense                                     939,000              --
                                                 -------------     -------------
Income before minority interest                      7,741,000         2,647,000

Minority interest                                    4,506,000              --
                                                 -------------     -------------
Net income                                       $   3,235,000     $   2,647,000
                                                 =============     =============

Net income per common share -
  Basic                                          $        0.15     $        0.13
  Diluted                                        $        0.15     $        0.13

Weighted average common
  shares outstanding -
  Basic                                             21,773,149        20,914,250
  Diluted                                           22,075,006        20,914,250







     See accompanying notes to condensed consolidated financial statements.
                                       6

                 China Automotive Systems, Inc. and Subsidiaries
  Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)


                                               Three Months Ended September 30,
                                               --------------------------------
                                                   2003               2002
                                               -------------      -------------

Net income                                     $   2,417,000      $     772,000

Other comprehensive income (loss):
  Foreign currency translation
    gain (loss)                                       (8,000)              --
                                               -------------      -------------
Comprehensive income (loss)                    $   2,409,000      $     772,000
                                               =============      =============




































     See accompanying notes to condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
  Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     2003               2002
                                                 ------------       ------------

Net income                                       $  3,235,000       $  2,647,000

Other comprehensive income (loss):
  Foreign currency translation
    gain (loss)                                        (8,000)              --
                                                 ------------       ------------
Comprehensive income                             $  3,227,000       $  2,647,000
                                                 ============       ============


































     See accompanying notes to condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                    2003              2002
                                                -------------     -------------

Cash flows from operating activities:
Net income                                      $   3,235,000     $   2,647,000
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Equity income of joint ventures                    44,000        (2,647,000)
    Minority shareholders' interests                4,506,000              --
    Issuance of warrants to consultants             1,300,000              --
    Depreciation and amortization                   1,637,000              --
    Other operating adjustments                      (104,000)
    Changes in operating assets and
      liabilities:
      (Increase) decrease in:
        Pledged deposits                           (1,251,000)             --
        Accounts receivable                        (1,346,000)          216,000
        Inventories                                  (874,000)             --
        Deposits, prepayments and
          other receivables                        (2,549,000)             --
      Increase (decrease) in:
        Accounts payable, accrued
          expenses, customer deposits
          and other payables                        4,500,000              --
        Taxation payable                             (301,000)             --
        Long-term liabilities                          (5,000)
                                                -------------     -------------
Net cash provided by operating activities           8,792,000           216,000
                                                -------------     -------------



















                                   (continued)
                                       9

                 China Automotive Systems, Inc. and Subsidiaries
     Condensed Consolidated Statements of Cash Flows (Unaudited)(continued)



                                                Nine Months Ended September 30,
                                                -------------------------------
                                                    2003              2002
                                                -------------     -------------

Cash flows from investing activities:
  Cash paid to acquire fixed assets,
    intangible assets and other assets             (4,178,000)             --
  Long-term investments                               698,000        (7,139,000)
                                                -------------     -------------
Net cash used in investing activities              (3,480,000)       (7,139,000)
                                                -------------     -------------

Cash flows from financing activities:
  Proceeds from borrowings, net                     2,377,000              --
  Dividends paid                                   (3,444,000)             --
  (Increase) decrease in amounts due
    from (to) shareholders/directors               (3,680,000)        6,923,000
  Proceeds from sale of common stock                  159,000              --
                                                -------------     -------------
Net cash provided by (used in)
  financing activities                             (4,588,000)
                                                                      6,923,000
                                                -------------     -------------

Effect of foreign currency exchange
  translation                                        (156,000)             --

Net increase (decrease) in cash
  and cash equivalents                                568,000              --

Cash and cash equivalents -
  beginning of period, as a result
  of change from equity accounting
  to consolidation accounting
  effective January 1, 2003                         5,168,000              --
                                                -------------     -------------
Cash and cash equivalents - end of
  period                                        $   5,736,000     $        --
                                                =============     =============













     See accompanying notes to condensed consolidated financial statements.
                                       10

                 China Automotive Systems, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
         Three Months and Nine Months Ended September 30, 2003 and 2002


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

Ji Long owns the following aggregate net interests in five sino-foreign joint ventures organized in the PRC as of and for the three months and nine months ended September 30, 2003:

                                                        Percentage
Name of Entity                                           Interest
--------------                                           --------

Jingzhou Henglong Automotive Parts
  Co. Limited ("Henglong")                                42.0%

Shashi Jiulong Power Steering Co.
  Limited ("Jiulong")                                     81.0%

Shenyang Jinbei Henglong Automotive
  Steering System Co. Limited ("Shenyang")                55.0%

Zhejiang Henglong & Vie Pump-Manu Co.
  Limited ("Zhejiang")                                    51.0%

Jingzhou Henglong Fulida Textile Co., Ltd.
  ("Jingzhou")                                            51.0%

At December 31, 2002, the investors in Shenyang were Ji Long, Henglong, Shengyang Automotor Industry Investment Corporation and Shenyang Jinbei Automotor Industry Co., Ltd. On December 12, 2002, according to a decision made at the meeting of the board of directors, 30% of the stock rights in Shenyang held by Henglong were to be transferred to Ji Long, and 17% of the stock rights in Shenyang held by Shenyang Automotor Industry Investment Corporation were to be transferred to Shenyang Jinbei Automotor Industry Co., Ltd. On January 8, 2003, Ji Long and Henglong signed an agreement for the transfer of stock rights, which was approved by the applicable PRC authorities on May 22, 2003. As of December 31, 2002, the Company owned 25% of Shenyang directly and 12.6% of Shenyang indirectly through its ownership in Henglong, for a combined ownership of 37.6%. As of September 30, 2003, the Company owned 55.0% of Shenyang directly. The Company accounted for this increase in ownership in Shenyang commencing as of the effective date of January 1, 2003. The potential adjustment to the minority interest, if any, has not been determined nor recorded in these financial statements.

Jingzhou was formed in February 2003 to produce environmental textile and raw materials, and is owned 51% by Ji Long and 49% by Cixi City Fulida Synthetic Fibre Co., Ltd. As the minority interest partner has the right to participate in management, the Company has accounted for its interest in this sino-foreign joint venture under the equity method of accounting through September 30, 2003.

Basis of Presentation - For the three months and nine months ended September 30, 2003, the accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and sino-foreign joint ventures. For the three months and nine months ended September 30, 2002, the accompanying condensed financial statements include the accounts of the Company, with the Company's investments in sino-foreign joint ventures accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

During early 2003, the Directors of the Company and the other joint venturers in the Company's sino-foreign joint ventures (except for Jingzhou) executed "Act in Concert" agreements, resulting in the Company having voting control in such sino-foreign joint ventures. The Company is in the process of making application to the relevant PRC authorities for their approval to effect this change through amendments to the respective joint venture agreements. Consequently, effective January 1, 2003, the Company changed from equity accounting to consolidation accounting for its investments in sino-foreign joint ventures (except for Jingzhou) for the three months and nine months ended September 30, 2003. Prior to January 1, 2003, the Company used the equity method pursuant to Emerging Issues Task Force Issue No. 96-16, which states that if a minority joint venture partner has the right to participate in management, the majority joint venture partner is required to account for its interest in the joint venture under the equity method of accounting.

During the nine months ended September 30, 2003, a profitable production line was transferred from Henglong (a 42% owned subsidiary) to Jiulong (an 81% owned subsidiary). Jiulong sells the output of the production line to Henglong, which then sells the products to third parties. All intercompany profit is eliminated on consolidation.

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

The RMB is not readily convertible into United States dollars or other foreign currencies. The foreign exchange rate between the United States dollar and the RMB is approximately 1 RMB to US$0.1205, since inception through September 30, 2003. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2003, the results of operations for the three months and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. The consolidated balance sheet as of December 31, 2002 is derived from the Company's audited financial statements.

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

The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

Income Per Share - Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of warrants. The Company had potentially dilutive securities consisting of warrants to purchase 550,375 shares of common stock exercisable at $1.20 per share outstanding at September 30, 2003.

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

Pro Forma Financial Disclosure - Since the Company has not issued any stock options to employees, no pro forma financial disclosure has been presented.


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


3.  Inventories

Inventories at September 30, 2003 (unaudited) consisted of the following:


Raw materials                   $ 1,891,000
Work-in-process                   1,237,000
Finished goods                    7,081,000
                                -----------
                                $10,209,000
                                ===========


4.  Amounts Due From and Due to Shareholders/Directors

During the nine months ended September 30, 2003, amounts due to shareholders/directors, including accrued dividends, aggregating approximately $17,167,000 were cancelled. This transaction was accounted for as a contribution to capital.

Amounts due from shareholders/directors aggregating $9,359,000 at September 30, 2003 result primarily from dividend payments by sino-foreign joint ventures to the Company which are held by certain shareholders/directors in trust on behalf of the Company. These amounts do not bear interest and have no specific repayment terms. Such amounts have been shown as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheet at September 30, 2003. The Company expects to receive these amounts from the shareholders/directors during the three months ending December 31, 2003.


5.  Transactions Involving Stockholders' Equity

During March 2003, in conjunction with the transaction with Great Genesis described at Note 1, the Company effected a 3.5 to 1 forward split of its outstanding shares of common stock, thus increasing the 5,293,000 shares of common stock outstanding at that time to 18,525,500 shares, of which 17,424,750 shares were then returned to the Company and cancelled.

During March 2003, in conjunction with the transaction with Great Genesis described at Note 1, the Company issued common stock purchase warrants to three consultants to acquire an aggregate of 550,375 shares of common stock, exercisable for a period of one year at $1.20 per share. The aggregate fair value of these warrants, calculated pursuant to the Black-Scholes option pricing model, was estimated to be $1,300,000, which was charged to operations during the nine months ended September 30, 2003.

During September 2003, the Company sold 49,686 shares of common stock in a private transaction to three investors at $3.20 per share for net proceeds of $159,000.

6.  Income Taxes

The Company's sino-foreign joint ventures are subject to income taxes based on income arising in or derived from the People's Republic of China, generally at an effective tax rate of 15%. Certain of the Company's sino-foreign joint ventures are also entitled to a two-year tax holiday. During the three months and nine months ended September 30, 2003, one of the Company's sino-foreign joint ventures received an income tax refund of $521,000, which has been reflected as a reduction to income tax expense in the accompanying consolidated statements of operations.


7.  Significant Concentrations and Related Party Transactions

The Company grants credit to its customers, generally on an open account basis. The Company's customers are all located in the PRC. Two customers accounted for approximately 36% (25% and 11%) and 27% (16% and 11%) of the Company's net sales for the three months and nine months ended September 30, 2003, respectively. At September 30, 2003, approximately 16% of accounts receivable were from trade transactions with the aforementioned two customers.

During the three months and nine months ended September 30, 2003, sales to related parties aggregated $651,000 and $2,666,000, respectively.

During the three months and nine months ended September 30, 2003, purchases from related parties aggregated $50,000 and $1,657,000, respectively.


8.  Summary Condensed Statements of Operations

For the three months and nine months ended September 30, 2002, the Company's condensed financial statements included the Company's investments in sino-foreign joint ventures accounted for under the equity method of accounting.

Condensed unaudited financial information with respect to these sino-foreign joint ventures for 2002 is presented below.


                                 Three Months Ended         Nine Months Ended
                                 September 30, 2002         September 30, 2002
                                 ------------------         ------------------

Net sales                        $        9,189,000         $       24,314,000
Cost of sales                             4,838,000                 12,596,000
Administrative, selling
  and general expenses                    2,283,000                  3,993,000
Other income                                900,000                    292,000
Financial expenses                          557,000                    637,000
Income taxes                                467,000                  1,211,000
Minority interest                         1,172,000                  3,522,000
                                 ------------------         ------------------
Net income                       $          772,000         $        2,647,000
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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant effect on the Company's financial statement presentation or disclosures.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (and Interpretation of ARB No. 51)" ("FIN 46"). FIN 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of FIN 46 are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The implementation of the provisions of FIN 46 effective January 31, 2003 did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Ji Long owns the following aggregate net interests in five sino-foreign joint ventures organized in the PRC as of and for the three months and nine months ended September 30, 2003:

                                                        Percentage
Name of Entity                                           Interest
--------------                                           --------

Jingzhou Henglong Automotive Parts
  Co. Limited ("Henglong")                                 42.0%

Shashi Jiulong Power Steering Co.
  Limited ("Jiulong")                                      81.0%

Shenyang Jinbei Henglong Automotive
  Steering System Co. Limited ("Shenyang")                 55.0%

Zhejiang Henglong & Vie Pump-Manu Co.
  Limited ("Zhejiang")                                     51.0%

Jingzhou Henglong Fulida Textile Co., Ltd.
  ("Jingzhou")                                             51.0%

At December 31, 2002, the investors in Shenyang were Ji Long, Henglong, Shengyang Automotor Industry Investment Corporation and Shenyang Jinbei Automotor Industry Co., Ltd. On December 12, 2002, according to a decision made at the meeting of the board of directors, 30% of the stock rights in Shenyang held by Henglong were to be transferred to Ji Long, and 17% of the stock rights in Shenyang held by Shenyang Automotor Industry Investment Corporation were to be transferred to Shenyang Jinbei Automotor Industry Co., Ltd. On January 8, 2003, Ji Long and Henglong signed an agreement for the transfer of stock rights, which was approved by the applicable PRC authorities on May 22, 2003. As of December 31, 2002, the Company owned 25% of Shenyang directly and 12.6% of Shenyang indirectly through its ownership in Henglong, for a combined ownership of 37.6%. As of September 30, 2003, the Company owned 55.0% of Shenyang directly. The Company accounted for this increase in ownership in Shenyang commencing as of the effective date of January 1, 2003. The potential adjustment to the minority interest, if any, has not been determined nor recorded in these financial statements.

Jingzhou was formed in February 2003 to produce environmental textile and raw materials, and is owned 51% by Ji Long and 49% by Cixi City Fulida Synthetic Fibre Co., Ltd. As the minority interest partner has the right to participate in management, the Company has accounted for its interest in this sino-foreign joint venture under the equity method of accounting through September 30, 2003.

For the three months and nine months ended September 30, 2003, the accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and sino-foreign joint ventures. For the three months and nine months ended September 30, 2002, the accompanying condensed financial statements include the accounts of the Company, with the Company's investments in sino-foreign joint ventures recorded under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

During early 2003, the Directors of the Company and the other joint venturers in the Company's sino-foreign joint ventures (except for Jingzhou) executed "Act in Concert" agreements, resulting in the Company having voting control in such sino-foreign joint ventures. The Company is in the process of making application to the relevant PRC authorities for their approval to effect this change through amendments to the respective joint venture agreements. Consequently, effective January 1, 2003, the Company changed from equity accounting to consolidation accounting for its investments in sino-foreign joint ventures (except for Jingzhou) for the three months and nine months ended September 30, 2003. Prior to January 1, 2003, the Company used the equity method pursuant to Emerging Issues Task Force Issue No. 96-16, which states that if a minority joint venture partner has the right to participate in management, the majority joint venture partner is required to account for its interest in the joint venture under the equity method of accounting.

During the nine months ended September 30, 2003, a profitable production line was transferred from Henglong (a 42% owned subsidiary) to Jiulong (an 81% owned subsidiary). Jiulong sells the output of the production line to Henglong, which then sells the products to third parties. All intercompany profit is eliminated on consolidation.

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

Results of Operations:

The Company's sino-foreign joint ventures (except for Jingzhou) are presented on a consolidated basis for the three months and nine months ended September 30, 2003, as compared to the equity method of accounting for the three months and nine months ended September 30, 2002. Accordingly, the results of operations for the three months and nine months ended September 30, 2003 are not comparable to the three months and nine months ended September 30, 2002.

Three Months Ended September 30, 2003 and 2002:

Net Sales. Net sales were $13,287,000 for the three months ended September 30, 2003.

Gross Profit. Gross profit was $5,824,000 or 43.8% of net sales for the three months ended September 30, 2003.

Administrative, Selling and General Expenses. Administrative, selling and general expenses were $1,101,000 for the three months ended September 30, 2003.

Depreciation and Amortization. Depreciation and amortization was $628,000 for the three months ended September 30, 2003.

Income From Operations. Income from operations was $4,095,000 for the three months ended September 30, 2003.

Equity Income (Loss) of Joint Ventures. The Company recorded equity loss of joint ventures of $44,000 for the three months ended September 30, 2003, reflecting the Company's proportionate share of the loss of Jingzhou based on the equity method of accounting. The Company recorded equity income of joint ventures aggregating $772,000 for the three months ended September 30, 2002, reflecting the Company's aggregate proportionate share of the earnings of its sino-foreign joint ventures based on the equity method of accounting.

Other Non-Operating Income. Other non-operating income was $196,000 for the three months ended September 30, 2003.

Financial Expenses. Financial expenses were $102,000 for the three months ended September 30, 2003.

Income Before Income Taxes. Income before income taxes was $4,145,000 for the three months ended September 30, 2003, as compared to $772,000 for the three months ended September 30, 2002.

Income Tax Expense (Benefit). Income tax benefit was $41,000 for the three months ended September 30, 2003. During the three months ended September 30, 2003, one of the Company's sino-foreign joint ventures received an income tax refund of $521,000, which has been reflected as a reduction to income tax expense in the accompanying consolidated statements of operations.

Income Before Minority Interest. Income before minority interest was $4,186,000 for the three months ended September 30, 2003, as compared to $772,000 for the three months ended September 30, 2002.

Minority Interest. The Company recorded the minority interests' aggregate share in each sino-foreign joint venture's earnings aggregating $1,769,000 for the three months ended September 30, 2003.

Net Income. Net income was $2,417,000 for the three months ended September 30, 2003, as compared to $772,000 for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 and 2002:

Net Sales. Net sales were $36,776,000 for the nine months ended September 30, 2003.

Gross Profit. Gross profit was $16,479,000 or 44.8% of net sales for the nine months ended September 30, 2003.

Administrative, Selling and General Expenses. Administrative, selling and general expenses were $5,037,000 for the nine months ended September 30, 2003.

Depreciation and Amortization. Depreciation and amortization was $1,637,000 for the nine months ended September 30, 2003.

Stock Compensation. During March 2003, in conjunction with the transaction with Great Genesis described above, the Company issued common stock purchase warrants to three consultants to acquire an aggregate of 550,375 shares of common stock, exercisable for a period of one year at $1.20 per share. The aggregate fair value of these warrants, calculated pursuant to the Black-Scholes option pricing model, was estimated to be $1,300,000, which was charged to operations during the nine months ended September 30, 2003.

Income From Operations. Income from operations was $8,505,000 for the nine months ended September 30, 2003. Excluding the non-cash charge of $1,300,000 related to the issuance of warrants in March 2003, income from operations would have been $9,805,000 for the nine months ended September 30, 2003.

Equity Income (Loss) of Joint Ventures. The Company recorded equity loss of joint ventures of $44,000 for the nine months ended September 30, 2003, reflecting the Company's proportionate share of the loss of Jingzhou based on the equity method of accounting. The Company recorded equity income of joint ventures aggregating $2,647,000 for the nine months ended September 30, 2002, reflecting the Company's aggregate proportionate share of the earnings of its sino-foreign joint ventures based on the equity method of accounting.

Other Non-Operating Income. Other non-operating income was $444,000 for the nine months ended September 30, 2003.

Financial Expenses. Financial expenses were $225,000 for the nine months ended September 30, 2003.

Income Before Income Taxes. Income before income taxes was $8,680,000 for the nine months ended September 30, 2003, as compared to $2,647,000 for the nine months ended September 30, 2002. Excluding the non-cash charge of $1,300,000 related to the issuance of warrants in March 2003, income from operations would have been $9,980,000 for the nine months ended September 30, 2003.

Income Tax Expense. Income taxes were $939,000 for the nine months ended September 30, 2003. During the nine months ended September 30, 2003, one of the Company's sino-foreign joint ventures received an income tax refund of $521,000, which has been reflected as a reduction to income tax expense in the accompanying statements of operations.

Income Before Minority Interest. Income before minority interest was $7,741,000 for the nine months ended September 30, 2003, as compared to $2,647,000 for the nine months ended September 30, 2002. Excluding the non-cash charge of $1,300,000 relating to the issuance of warrants in March 2003, income before minority interest would have been $9,041,000 for the nine months ended September 30, 2003.

Minority Interest. The Company recorded the minority interests' aggregate share in each sino-foreign joint venture's earnings aggregating $4,506,000 for the nine months ended September 30, 2003.

Net Income. Net income was $3,235,000 for the nine months ended September 30, 2003, as compared to $2,647,000 for the nine months ended September 30, 2002.

Financial Condition - September 30, 2003:

Liquidity and Capital Resources:

Operating. The Company's operations provided cash of $8,792,000 for the nine months ended September 30, 2003. At September 30, 2003, cash and cash equivalents were $5,736,000. Working capital was $17,568,000 at September 30, 2003, reflecting a current ratio of 1.46:1.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenses through the remainder of the year ending December 31, 2003.

Investing. During the nine months ended September 30, 2003, the Company expended $4,178,000 to acquire fixed assets, intangible assets and other assets, and $698,000 for long-term investments. During the nine months ended September 30, 2002, the Company expended $7,139,000 to fund investments in sino-foreign joint ventures.

Financing. During the nine months ended September 30, 2003, the Company utilized $4,588,000 in financing activities, consisting of borrowings of $2,377,000 and the proceeds from the sale of common stock of $159,000, less dividends paid of $3,444,000 and an increase in amounts due from shareholders/directors of $3,680,000. During the nine months ended September 30, 2002, the Company's directors/shareholders advanced $6,923,000 to fund the operations of the Company.

During September 2003, the Company sold 49,686 shares of common stock in a private transaction to three investors at $3.20 per share for net proceeds of $159,000.

During the nine months ended September 30, 2003, amounts due to shareholders/directors, including accrued dividends, aggregating approximately $17,167,000 were cancelled. This transaction was accounted for as a contribution to capital.

Amounts due from shareholders/directors aggregating $9,359,000 at September 30, 2003 result primarily from dividend payments by sino-foreign joint ventures to the Company which are held by certain shareholders/directors in trust on behalf of the Company. These amounts do not bear interest and have no specific repayment terms. Such amounts have been shown as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheet at September 30, 2003. The Company expects to receive these amounts from the shareholders/directors during the three months ending December 31, 2003.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                           PART II. OTHER INFORMATION



ITEM 2.  CHANGES IN SECURIITES AND USE OF PROCEEDS

During September 2003, the Company sold 49,686 shares of common stock in a private transaction to three investors at $3.20 per share for net proceeds of $159,000.

All shares were issued under an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)      Reports on Form 8-K


         Three Months Ended September 30, 2003: None

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




                                             CHINA AUTOMOTIVE SYSTEMS, INC.
                                             ------------------------------
                                                      (Registrant)




DATE:  November 13, 2003                By:  /s/ HANLIN CHEN
                                             -----------------------
                                             Hanlin Chen
                                             Chief Executive Officer
                                             and President




DATE:  November 13, 2003                By:  /s/ DAMING HU
                                             -----------------------
                                             Daming Hu
                                             Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------



Exhibit
Number      Description of Document
------      -----------------------

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         - Hanlin Chen

31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         - Daming Hu

32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002