Form 10KSB
period 2003-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2004-04-19
CIK 1157762

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003
                          -----------------
OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                to
                               --------------    --------------

                        Commission file Number 000-33123
                                               ---------

                         CHINA AUTOMOTIVE SYSTEMS, INC.

                 (Name of Small Business Issuer in Its Charter)

                   Delaware                                   33-0885775
---------------------------------------------         --------------------------
        (State or other Jurisdiction                       (I.R.S. Employer
             of Incorporation)                            Identification No.)

No. 1 Henglong Road, Yu Qiao Development Zone
       Shashi District, Jing Zhou City
                Hubei Province
----------------------------------------------        --------------------------
   (Address of Principal Executive Offices)                   (Zip Code)

                                 (86) 7168329196
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of Each Exchange
         Title of Each Class                            on Which Registered
         -------------------                            -------------------

---------------------------------------          -------------------------------

---------------------------------------          -------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes X   No
   ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB. |X|

         State the aggregate market value of the voting and non-voting common equity held by no-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $20,078,904 based on a closing bid price of $8.00 on April 12, 2004.

                     APPLICABLE ONLY TO CORPORATE COMPANIES

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 12, 2004 there were 22,574,542 shares outstanding

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

         State issuer's revenue for its most recent fiscal year $ 55,327,174
                                                                 -----------

                         China Automotive Systems, Inc.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                                                            ----
                                     PART I
Item 1.    Description of Business...........................................1

Item 2.    Description of Property...........................................10

Item 3.    Legal Proceedings.................................................11

Item 4.    Submission of Matters of a Vote of Security Holders...............11

                                     PART II

Item 5.    Market for Company's Common Equity, Related Stockholder
           Matters and Small Business Issuer Purchases of Equity Securities..13

Item 6.    Management's Discussion and Analysis of Financial
           or Plan of Operation..............................................26

Item 7.    Financial Statements..............................................26

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...............................27

Item 8A.   Controls and Procedures...........................................27

                                    PART III

Item 9.    Directors and Executive Officers of the Registrant................27

Item 10.   Executive Compensation............................................31

Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters...................................21

Item 12.   Certain Relationships and Related Transactions....................32

Item 13.   Exhibits, List and Reports on Form 8-K............................32

Item 14.   Principal Accountant Fees and Services............................33

Signatures        ...........................................................34

Financial Statements........................................................F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company has attempted to identify forward-looking statements by terminology including "anticipates," "believes," "expects," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predict," "should" or "will" or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company expectations are as of the date this Form 10-KSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-KSB is filed to confirm these statements to actual results, unless required by law.


                                    BUSINESS

Company History

         China Automotive Systems, Inc. ("China Automotive" or the "Company") was incorporated in the State of Delaware on June 29, 1999 under the name Visions-In-Glass, Inc. and was principally engaged in the business of designing, marketing and selling custom-designed stained glass, leaded glass artifacts and leaded glass windows through a Web site. From August 23, 2002, through March, 2003, we had no business operations.

         Pursuant to a Share Exchange Agreement dated as of March 5, 2003, among Yarek Bartosz, Guofu Dong ("Dong"), Liping Xie ("Xie"), Qizhou Wu ("Wu"), Tse Yiu Wong ("Wong"), Hanlin Chen ("Chen" together with Dong, Wong, Wu and Xie, the "Sellers") and Great Genesis Holding Limited, a corporation organized under the laws of the Hong Kong Special Administrative Region, China ("Genesis"), we acquired (the "Acquisition") from the Sellers all of the issued and outstanding equity interests of Genesis (the "Genesis Shares"). As consideration for the Genesis Shares, we issued 20,914,250 shares of common stock to the Sellers. After the Acquisition, we continued the operations of Genesis. Genesis owns all of the capital stock of Jilong Enterprises Investment Corp. Ltd., a Hong Kong Company ("Jilong"). Jilong in turn owns interests in five Sino-joint ventures four of which manufacture power steering systems and/or related products for different segments of the automobile industry in China. According to the China National Information Center, in 2003 the combined sales of the Sino-joint ventures ranked second in their industry sector, with a market share of 18%.

         Effective March 10, 2003, Hanlin Chen, Guofu Dong, Liping Xie, Qizhou Wu, and Tse Yiu Wong began serving their terms as members of our Board of Directors. The newly elected directors appointed Hanlin Chen as the Chief Executive Officer and Chairman of the Board of Directors, Qizhou Wu as the Chief Operating Officer and Daming Hu as Chief Financial Officer.

         On May 19, 2003, we changed our name from Visions-In-Glass, Inc. to China Automotive Systems, Inc.

Business Overview

         Unless the context indicates otherwise, we use the terms the "the Company", "we,", "our" and "us" to refer to both our predecessor, Genesis and China Automotive collectively on a consolidated basis. The historical financial statements for the periods prior to the Acquisition and summaries thereof appearing in this report are those of our predecessor company and represent the combined financial statements of Genesis. We are a holding company and have no significant business operations or assets other than our interest in Genesis. Through Genesis, we manufacture power steering systems and other component parts for automobiles. All operations are conducted through five Sino-foreign joint ventures in China. Set forth below is an organizational chart.

                                         ----------------------------
                                            China Automotive Systems
                                          ----------------------------
                                                        |
                                                        |
                                         ------------------------------
                                                     (100%)
                                         Great Genesis Holdgins Limited
                                         ------------------------------
                                                        |
                                                        |
                                     -------------------------------------
                                                     (100%)
                                     Ji Long Enterprise Investment Limited
                                     -------------------------------------
                                                        |
                                                        |
-----------------------------------------------------------------------------------------------------------------------
        |                       |                       |                         |                        |
-----------------  ------------------------  ------------------------  ----------------------  ------------------------
      (42%)                    81%                     55%                      (51%)                    (51%)
   Jin Henglong      Shashi Jiulong Power    Shenyang Jinbei Henglong  Zhejiang Henlong & VIE  Jingzhou Henglong Fulida
     Co. Ltd.      Steering Company Limited     Automotive Steering     Pump Company Limited       Textile Co., Ltd.
 Automotive Parts          ("Jiulong")       Systems Company Limited        ("Zhejiang")              ("Jingzhou")
   ("Henglong)                                     ("Shenyang")
-----------------  ------------------------  ------------------------  ----------------------  ------------------------

                  Source: Company data

         Henglong and Jiulong are mainly engaged in the production of rack and pinion power steering gears and integral ball and nut power steering gears for cars and light and heavy-duty vehicles. Shenyang and Zhejiang were established in 2002 for the production of power steering parts and power steering pumps. Jingzhou was formed in 2003 to produce environment- protection textile and raw materials. At present, Henglong, Jiulong and Shenyang are the principal entities generating revenues while Zhejiang and Jingzhou are in the early development stage.

         We have long-term contracts with more than forty vehicle manufacturers or VM's, including two of the largest automobile manufacturers in China with $6.25 billion and $2 billion in annual sales in 2003, respectively. We also have long-term contracts with the largest van manufacturers in China, Shenyang Brilliance Jinbei Co., Ltd., and Fukang, a Citroen invested automobile manufacturer. We also have long-term contracts with SAIC Cherry Automobile Co., Ltd. and Geely Automobile Co., Ltd.

         We currently own two trademarks on automobile parts and twelve Chinese patents for power steering technology. We are in the process of integrating new advanced technologies such as electronic chips in power steering systems into our current product line and are pursuing aggressive strategies in technology to maintain a competitive edge within the automobile industry. In 2001,we signed a Licensing Agreement with Bishop Steering Technology Ltd, one of the leading manufacturers of power steering systems. In 2003, we signed a Technology Transfer Agreement with Namyang Ind. Co. Ltd., a leading steering column maker, for the technology necessary for electronic-controlled power steering (EPS) systems.

         Responding to the trends of environmental protection, safety, energy saving and electronicalization, in 2003, we established a steering systems research institute with Tsinghua University, designed to develop the EPS and Electronic Hydraulic Steering System(EHPS).

Strategic Plan

         Our short to mid-term strategic plan is to focus on both domestic and international market expansion. To achieve this goal, we will focus on brand recognition, quality control, decreasing costs, research and development and strategic acquisitions. Set forth below are our goals:

                  o Brand Recognition. Under the Henglong and Jiulong brands we offer four separate series of power steering sets and 307 models of power steering sets, steering columns steering oil pumps and steering hoses.

                  o Quality Control. The Henglong and Jiulong manufacturing facilities passed the ISO/TS 16949 System Certification process that was developed by TUVRheindland of Germany.


                  o Decrease Cost. By improving our production ability and enhancing equipment management, optimizing the process and products structure, perfecting the supplier system and cutting production cost, our goal is to achieve a more competitive profit margin.

                  o Research and Development. By partnering with Bishop Steering for the development of advanced steering systems, our objective is to gain increased market share in China.

                  o International Expansion. We have established contacts with several international VM's and auto parts modules suppliers and are in preliminary negotiations regarding future development projects.

                  o Acquisitions. We are exploring opportunities to create long-term growth through new ventures or acquisitions of other auto component manufacturers. We will seek acquisition targets that fulfill the following criteria:

                           -        companies that can be easily integrated into
                                    product    manufacturing    and    corporate
                                    management;

                           - companies that have strong joint-venture partners that would become major customers; and

                           -        companies   involved  with  power   steering
                                    systems, oil pump or engine-cooling systems.

Customers

         Our ten largest customers represent 73.18% of our total sales. The following table sets forth information regarding our ten largest customers.

                             List of Major Customers

                         Name of Customer                      Percentage of
                                                               Total Revenue

           Brilliance China Automotive Holdings Limited            25.02%

                   Beiqi Foton Motor Co., Ltd.                     11.08%

                  SAIC CHERY AUTOMOBILE CO., Ltd                   10.49%

                 Great Wall Motor Company Limited                   6.56%

              Southeast Automotive Industry Co., Ltd                4.51%

                   China FAW Group Corporation                      4.25%

               Hebei Zhongxing Automobile Co., Ltd.                 4.13%

                 Zhejiang Geely Holding Co., Ltd                    3.69%

                 Dongfeng Liuzhou Motor Co., Ltd                    2.15%

                   Zhengzhou Yutong Bus Co.,Ltd                     1.30%

Sales and Marketing

         Our sales and marketing team of 59 salespersons is divided into two teams - the OEM team and the aftermarket team. Our sales and marketing team provide a constant interface with our key customers. These teams are located in all major vehicle producing regions to more effectively represent their respective customers' interests within our organization, to promote customer programs and to coordinate customer strategies with the goal of enhancing overall customer service and satisfaction. Our ability to support our customers is further enhanced by our broad presence in terms of sales offices, manufacturing facilities, engineering/technical centers and joint ventures.

         Our sales and marketing organization and activities are designed to create overall awareness and consideration of, and to increase sales of our systems, modules and components. To further this objective, we participate in international trade shows in Paris, Frankfurt and Detroit, as well as international aftermarket-focused events.

Distribution

         The core of our distribution system is our ten district sales centers located in the Northeastern, Northern, Eastern, Southeastern, and the Central Western parts of China. Each of the district sales centers covers approximately twelve sales locations in 31 provinces. We guarantee product delivery in eight hours if the client is located within 200 km from the district sales office. The guaranteed delivery time is 24 hours for customers located over 200 km from the sales office. Delivery time is a very important competitive factor, after quality, pricing and long-term relationships, in terms of customer decision making.

Employees and Facilities

         We currently employ approximately 2159 persons in our production facilities of the four joint ventures located at the Jingzhou City of Hubei Province, Shenyang City of Liaoning Province and Zhejiang Province. Jiulong and Henglong in Jingzhou together employ 1601 persons in facilities on 137,970.85 square meters of land. Shenyang has 200 employees, in production facilities covering an area of 35,000 square meters. Zhejiang has 208 employees covering an area of 33,000 square meters. Jingzhou has 150 employee covering an area of 46,305 square meters.

         Hubei Province which is home to Dongfeng, one of the largest auto maker in China provides an ample supply of inexpensive but skilled labor to automotive-related industries. The annual production of Henglong and Jiulong in 2002 was 230,000 sets and approximately 15,000 sets in 2003. Although the production process continues to rely heavily on manual labor, we have invested substantially in high-level production machinery to improve capacity and production quality. A total of approximately $10 million has been spent over the last two years on professional-grade equipment -- approximately 80% of the machines are already in place and ready for implementation into the manufacturing process.

Raw Material

         We purchase various manufactured components and raw materials for use in our manufacturing processes. The principal components and raw materials we purchase include castings, electronic parts, molded plastic parts, finished sub-components, fabricated metal, aluminum and steel. The most important raw material is steel. We enter into purchase agreements with local suppliers. The annual purchase plans are predetermined at the beginning of the calendar year but are subject to revision every three months as a result of customers' orders. A purchase order is made according to monthly production plans. This protects us from building up inventory when the orders from customers change.

         Our three largest suppliers are Shanghai Lemforder Automotive Components Co. Ltd., Shaoxing Sonic Automotive Components Co., Ltd. and Zhejiang Yingfeng Cast Co. Ltd. which in the aggregate account for 17.18% of all components and raw materials we purchase.

         All components and raw materials are available from numerous sources. We have not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules.

Research and Development

         We have a 10-year consulting and licensing agreement with Bishop Steering Technology Ltd, one of the leading design firms in power steering systems. Bishop's technology in power steering systems is currently used by carmakers such as BMW and Mercedes Benz. Pursuant to the agreement, we have implemented the Bishop steering valve technology into the Henglong brand R&P power steering gear product.

         Henglong owns a Hubei Provincial-Level Technical Center, which is approved by the Hubei Economic Commission. The center has a staff of 101 including 20 senior engineers, three foreign experts and 63 engineers primarily focused on Steering System R&D, experiment, process improvement and new material and process application.

         We have established an R&D center-Changchun Hualong Auto Technology Co., Ltd. - with 40 employees which is composed of eight senior engineers, three foreign experts and 22 engineers all focused on Steering System R&D, experiments, and new material applications.

         In addition, we have partnered with Tsinghua University to establish a steering system research center, called Qtsinghua Henglong Automobile Steering Research Institute for the purpose of R&D and experimentation for Electronic-controlled Power Steering (EPS).

         We estimate that approximately three to five percent of our net earnings are allocated to research and development each year. We currently own twelve Chinese patents on power steering technology and four international patents. Sales of new products developed in 2003 account for approximately 25 to 30 percent of total sales.

Competition

         The automotive components industry is extremely competitive. Criteria for our customers include quality, price/cost competitiveness, system and product performance, reliability and timeliness of delivery, new product and technology development capability, excellence and flexibility in operations, degree of global and local presence, effectiveness of customer service and overall management capability. The power steering system market is fragmented in China, and we have seven major competitors. Of these competitors, two are Sino-foreign joint ventures while the other five are state-owned. The total output of the eight top-tier suppliers amounted to approximately 1.875 million sets with China Automotive Systems providing approximately 450,000 of these sets. Like many competitive industries, there is downward pressure on selling prices. In 2003, the selling price of our products was reduced by an average of 6% by the end of the fourth quarter.

         Our major competitors are component suppliers of automobile manufacturers (i.e. the component suppliers that exclusively produce and supply specific automobile manufacturers) including Shanghai ZF and FKS. Shanghai ZF is the joint venture of Shanghai Automobile Company and Germany ZF. Shanghai Automobile Company has 28% of the market share and is an exclusive supplier to GM and Volkswagen in China. First Auto, FKS is the third largest in the market with approximately a 12% market share and is a joint venture of First Auto Group and Japan's Koyo Company.

         While the Chinese government limits foreign ownership of auto assemblers to 50% there is no analogous limitation in the automotive components industry. Thus opportunities exist for foreign component suppliers to set up factories in China. These overseas competitors employ technology that may be more advanced and may have already maintained a long-term relationship with the global automobile assemblers, but they are generally not yet as competitive as we are in China in terms of production cost and flexibility in meeting client requirements.

The Chinese Automobile Industry

         According to the Analysis Report on Vitality of China's Industries, which is jointly issued by National Planning Economy Research Institute and Beijing Xinhua-on-ine, there is estimated to be a 30% increase of automobile sales in China in 2004. Management believes that the automotive market expansion will bolster the development of automobile component parts.

         A key factor in the projected increase of automobile manufacturing is that Chinese retail banks now offer loans for automobile purchase. Consumers can obtain financing from banks for up to 70% of the purchase value for a maximum of six years. Recently, the Chinese government also adopted long-awaited regulations necessary to allow car firms to finance the purchase of their vehicles, a step to further accelerate the already rapidly growing market in China. These new regulations allow non-bank institutions and car companies to set up car financing firms. Currently, less than 20% of new car buyers in China use credit financing, as compared to 70% worldwide. Management believes that this change in banking regulations should encourage more individuals in China to buy cars.

China's Economy

         Management believes that the most important factor to understanding the Chinese automobile industry is the country's rapid economic growth. The strong demand in the auto sector has been, and will continue to be, underpinned by the desire of residents to improve their living standards, given significant increase in income levels. GDP growth averaged 9.8% between 1982 and 2002. Per capita GDP increased from $276 in 1982 to $392 in 1992 and $967 in 2002. At present, China ranks as the world's sixth-largest economy, behind the US, Japan, Germany, the United Kingdom and France. Despite the Asian financial crisis in 1998-1999, China's economy has been fairly insulated from the fallout. Based on an accommodative fiscal policy that bolstered domestic demand and consumption, GDP growth averaged 7.6% between 1998 and 2002. In addition, China has successfully maintained a low rate of inflation.

         Looking forward, the Chinese government and the International Monetary Fund forecast GDP growth in the region of 8% in 2004. Over the longer term, China's accession to the World Trade Organization (WTO) is expected to accelerate the capital flow to China from other developed countries.

Highway Development

         Management believes that the continuing development of the highway system will have a significant positive impact on the manufacture and sale of private automobiles. In this regard, by the end of 2002, China's total roads measured 1.758 million kilometers (1.055 million miles) making it the fourth longest system in the world (see Figure 1).

                Figure 1: China Trunk & National Highway Network

                                [GRAPHIC OMITTED]

























         Source: worldhighways.com

         National expressways run more than 30,000 kilometers , up from 6,200 kilometers as recently as four years ago. According to the Chinese National Bureau of Statistics, of a total of 78.7% or 1.336 million kilometers are of a high standard with 13.4% or 227,000 kilometers being first or second grade roads. For every 100 square kilometers, there are now 17.7 kilometers of road. With roads spread throughout all counties, 99.3% of towns and 91.8% of villages in China are connected.

         According to a report by Peopledaily.com, the Chinese government's annual expenditure on road construction had been approximately US $24.2 billion for three successive years up through 2000 and escalated to be US $31.1 billion in 2001 and US$26.6 billion budgeted (at the time of the report)) for 2002. Construction of expressways is expected to continue through 2008 when the Olympic Games are scheduled to be held in Beijing. A national mainline network composed of five vertical and seven horizontal throughways is being developed, and new roads are also being built to improve links with neighboring countries. It was estimated - in the same report - that 40,000 kilometers (24,855 miles) were to be constructed during 2002 of which 62% were to be in the west of China. The Ministry of Communications indicates that the government is expected to invest some US $84-$100 billion on construction of 300,000 kilometers (217,480 miles) in western regions in the next ten years. China has 12 provinces and autonomous regions in its western area covering nearly 71.7% of the country's total landmass, but the roads are generally at a poor low level with few asphalt roads.

Doing Business in China

         The Chinese Legal System

         The practical effect of the People's Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the People's Republic of China accounting laws mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles. The China accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation.

         Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in our joint venture companies will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

         Economic Reform Issues

         Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

         o        We will be able to capitalize on economic reforms;
         o The Chinese government will continue its pursuit of economic reform policies;
         o        The economic policies, even if pursued, will be successful;
         o Economic policies will not be significantly altered from time to time; and
         o Business operations in China will not become subject to the risk of nationalization.

         Negative impact upon economic reform policies or nationalization could result in a total investment loss in our common stock.

         Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

         Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the renminbi, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

         To date reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our headquarters are located at No. 1 Henglong Road, Yu Qiao Development Zone Shashi District, Jing Zhou City Hubei Province. Set forth below are the manufacturing facilities operated by each of the joint ventures. We have a long-term rights to use the land and we own all of the land improvements.

          -------------------------- --------------- ------------------
                Facility               Total Area         Product
                                           M2           Manufactured
          -------------------------- --------------- ------------------
               Jingzhou Henglong        39,529.59     Automotive Parts
          -------------------------- --------------- ------------------
                Shashi Jiulong          98,441.26       Power Steering
          -------------------------- --------------- ------------------
               Shenyang Jinbei            35,354         Automotive
                                                          Steering
          -------------------------- --------------- ------------------
               Zhejiang Henlong            27,756          Pumps
          -------------------------- --------------- ------------------
           Jingzhou Henglong Fulida     46,305.97         Textile
          -------------------------- --------------- ------------------



ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending or to the best of our knowledge, any threatened legal proceedings. No director, officer or affiliate of the Company, or owner of record of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the fiscal year there were no matters submitted to the stockholders for approval.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Prices of Common Stock

         Our common stock is traded on the Over-The-Counter Bulletin Board under the symbol "CAAS.OB" in March 2003. The high and low bid intra-day prices of the common stock were reported on the OTCBB for the time periods indicated on the table below. Accordingly, the table below contains the high and low bid closing prices of the common stock as reported on the OTCBB for the time periods indicated.

                                                               Price Range
                                                               -----------
                                                           High           Low
                                                           ----           ---

              Fiscal Year Ended December 31, 2003
              First Quarter                                $.10          $0.01
              Second Quarter                               4.50           2.90
              Third Quarter                                4.85           3.82
              Fourth Quarter                               18.50          4.80

(b)      Stockholders

         Our common shares are issued in registered form. Securities Transfer Corporation in Frisco, Texas is the registrar and transfer agent for our common stock. As of March 15, 2004, there were 22,574,542 shares of our common stock outstanding and we had approximately 50 stockholders of record.

(c)      Dividends

         We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

(d)      Sales of Unregistered Securities

         In December 2003 we issued 509,856 shares to investors upon the exercise of warrants that were issued in March. The warrants were exercised on a cashless basis. The shares were issued pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

         The following discussion and analysis should be read in conjunction with and our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-KSB.


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

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries' interests in the Sino-foreign joint ventures described below, is referred to herein as the "Company". The Company, through its Sino-foreign joint ventures described below, is primarily engaged in the manufacture and sale of automotive systems and components in the People's Republic of China (the "PRC" or "China") as described below.

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

In exchange for the acquisition of 100% of the shareholder interest in Great Genesis, the shareholders of Great Genesis were issued 20,914,250 shares of common stock of Visions. In addition, the shareholders of Great Genesis paid $250,000 to the former officer, director and controlling shareholder of Visions for the cancellation of 17,424,750 shares of common stock and have agreed to pay an additional $70,000, subject to certain conditions.

The  acquisition  of  Great  Genesis  by  the  Company  was  accounted  for as a recapitalization of Great Genesis, pursuant to which the accounting basis of Great Genesis continued unchanged subsequent to the transaction date. Accordingly, the pre-transaction financial statements of Great Genesis are the historical financial statements of the Company.

Ji Long owns the following aggregate net interests in five Sino-foreign joint ventures organized in the PRC as of December 31, 2002 and 2003:

                                                        Percentage Interest
                                                        -------------------
Name of Entity                                            2002       2003
--------------                                            ----       ----

Jingzhou Henglong Automotive Parts
  Co. Limited ("Henglong")                                42.0%      42.0%

Shashi Jiulong Power Steering Co.
  Limited ("Jiulong")                                     81.0%      81.0%

Shenyang Jinbei Henglong Automotive
  Steering System Co. Limited ("Shenyang")                37.6%      55.0%

Zhejiang Henglong & Vie Pump-Manu Co.
  Limited ("Zhejiang")                                    51.0%      51.0%

Jingzhou Henglong Fulida Textile Co., Ltd.
  ("Jingzhou")                                              --       51.0%


During December 2002, the Company entered into three transactions with entities controlled by its chairman and controlling shareholder involving the Company's minority interest ownership in certain of its Sino-foreign joint ventures as follows: (1) the Company acquired a 21% interest in Jiulong for $6,320,241; (2) the Company acquired a 7% interest in Henglong for $3,310,602; and (3) the Company transferred a 7% interest in Henglong in exchange for an 11% interest in Jiulong. The amounts due to or from the chairman resulting from these transactions were accounted for as increases or decreases to the amounts due to or from shareholders/directors and were recorded at fair value, as determined by an independent appraisal firm. The difference between fair value and book value resulting from the disposition of joint venture interests was credited to additional paid-in capital. With respect to consideration paid by the Company in excess of the chairman's basis in his investment, such excess has been charged to additional paid-in capital as a distribution to the chairman, resulting in the acquired investment being recorded by the Company at the chairman's original cost basis.

Jingzhou was formed in February 2003 to produce environmental textile and raw materials, and is owned 51% by Ji Long and 49% by Cixi City Fulida Synthetic Fibre Co., Ltd. Operations to date have not been material. As an "Act in Concert" Agreement has been executed for Jingzhou, the Company consolidated Jingzhou as of December 31, 2003, and for the year then ended.

Henglong and Jiulong are mainly engaged in the production of rack and pinion power steering gears and integral ball and nut power steering gears for cars, light and heavy-duty vehicles. Shenyang and Zhejiang were established in 2002 and are focused on power steering parts and power steering pumps. Jingzhou was formed in 2003 to produce environment-protection textile and raw materials. At present, Henglong, Jiulong and Shenyang are the main revenue-generating entities, while Zhejiang and Jingzhou are in the early development stage and generated approximately 6% of consolidated revenues in 2003. The Company has long-term contracts with more than forty vehicle manufacturers, including two of the largest automobile manufacturers in China, First Auto Works, with $6.25 billion in annual sales and Dongfeng Auto Company, with $2.0 billion in annual sales. The Company also has long-term contracts with the largest van manufacturer in China, Shenyang Brilliance Jinbei Co., Ltd., which has approximately $1.6 billion in annual sales, and Fukang, a Citroen-invested automobile manufacturer which has approximately $1 billion in annual sales. The Company also has long-term contracts with two other smaller car manufacturers, SAIC Cherry Automobile Co., Ltd and Geely Automobile Co., Ltd.

During early 2003, the Directors of the Company and the other joint venturers in the Company's Sino-foreign joint ventures executed "Act in Concert" agreements, resulting in the Company having voting control in such Sino-foreign joint ventures. The Company is in the process of making application to the relevant PRC authorities for their approval to effect this change through amendments to the respective joint venture agreements. Consequently, effective January 1, 2003, the Company changed from equity accounting to consolidation accounting for its investments in Sino-foreign joint ventures ended December 31, 2003. Prior to January 1, 2003, the Company used the equity method pursuant to Emerging Issues Task Force Issue No. 96-16, which states that if a minority joint venture partner has the right to participate in management, the majority joint venture partner is required to account for its interest in the joint venture under the equity method of accounting.

In March 2003, Henglong outsourced to Jiulong the production of an integral power steering system. Jiulong sells the related finished product to Henglong, which then sells the product to third parties. All intercompany profit is eliminated on consolidation. The transferred profit due to this transaction has been recorded in the interest account of minority shareholders according to their investment ratios.

Critical Accounting Policies:

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

Minority shareholders' interest refers to the percentage of the owner's equity of a subsidiary owned by those investors other than the parent company. Minority shareholders' interest in the consolidated financial statements means the percentage of the Company's net assets owned by shareholders of the Company's Sino-foreign joint ventures other than the Company, according to their respective investment ratios.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Revenues:

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value added tax laws have been complied with, and collectibility is probable. The Company recognizes product sales generally at the time the product is shipped. Concurrent with the recognition of revenue, the Company reduces revenue for estimated product returns. Shipping and handling costs are included in cost of goods sold. Revenue is presented net of any sales tax and value added tax.

Accounts Receivable:

In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance.

Inventories:

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the moving-average basis and includes all costs to acquire and other costs incurred in bring the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed moving-average cost if it exceeds the net realizable value.

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

Results of Operations:

The Company's Sino-foreign joint ventures are presented on a consolidated basis for the year ended December 31, 2003, as compared to the equity method of accounting for the year December 31, 2002. Accordingly, the results of operations for the year ended December 31, 2003 are not comparable to the year ended December 31, 2002. The equity method of accounting does not reflect the overall financial condition of the whole equity group, including the scale of assets and liabilities, asset structure, revenue and profitability, and cash flows. In 2003, the directors of the minority shareholders approved an "Act in Concert" agreement with the directors of the Company's wholly-owned subsidiary, Great Genesis. Accordingly, as of and for the year ended December 31, 2002, the financial statements are presented on a consolidated basis, to present Great Genesis and its Sino-foreign joint ventures as one accounting body in order to comprehensively reflect the overall results of operations and financial condition of the Company.


For the years ended December 31, 2003 and 2002, the condensed statements of operations of the Company's Sino-foreign joint ventures were as follows:


                              Henglong                    Jiulong                     Shenyang                    Zhejiang
                         2003          2002          2003          2002          2003         2002           2003         2002
                     -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Proportionate
ownership interest
at end of
year                          42%           42%           81%           81%           55%         37.6%           51%           51%
Net sales             33,929,946    26,007,000    18,660,367    10,789,000    13,173,434     4,022,000     1,678,018        66,000
Cost of goods
sold                  21,242,707    14,841,000     9,695,034     5,881,000     9,964,598     3,814,000     1,215,407        69,000
                     -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Gross profit          12,687,239    11,166,000     8,965,333     4,908,000     3,208,836       208,000       462,611        (3,000)
Selling expenses       1,434,715          --       1,078,316          --          85,499          --         121,046          --
General and
administrative
expenses               4,291,606     2,968,000     3,230,359     4,407,000       786,047       395,000       525,896       137,000
                     -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Income (loss)
from operations        6,960,917     8,198,000     4,656,658       501,000     2,337,290      (187,000)     (184,331)     (140,000)
Finance costs            209,146       145,000       126,025        17,000        (1,667)       (2,000)        1,081       (60,000)
Other income
(expense), net           228,587       451,000       139,989       216,000         9,553         9,000        49,303          --
Income (loss)
before income
taxes                  6,980,358     8,504,000     4,670,622       700,000     2,348,510      (176,000)     (136,109)     (134,000)
Income taxes             777,485     1,303,000       973,455       302,000          --            --            --            --
                     -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Net income
(loss)                 6,202,873     7,201,000     3,697,167       398,000     2,348,510      (176,000)     (136,109)     (134,000)
                     ===========   ===========   ===========   ===========   ===========   ===========   ===========   ===========
Equity in
income (loss) of
joint ventures         2,605,207     3,989,000     2,994,705       311,000     1,409,106       (65,000)      (69,446)      (75,000)
                     ===========   ===========   ===========   ===========   ===========   ===========   ===========   ===========

                             Jingzhou                   Elimination                    Total
                         2003         2002           2003         2002          2003          2002
                     -----------   -----------   -----------   -----------   -----------   -----------
Proportionate
ownership interest
at end of
year                          51%            0%
Net sales              1,702,306          --     (13,816,897)   (7,084,000)   55,327,174    33,800,000
Cost of goods
sold                   1,764,293          --     (13,481,838)   (7,084,000)   30,400,201    17,521,000
                     -----------   -----------   -----------   -----------   -----------   -----------
Gross profit             (61,987)         --        (335,059)         --      24,926,973    16,279,000
Selling expenses          13,849          --            --            --       2,733,426          --
General and
administrative
expenses                 164,318          --            --            --       8,998,226     7,907,000
                     -----------   -----------   -----------   -----------   -----------   -----------
Income (loss)
from operations         (240,154)         --            --            --      13,195,321     8,372,000
Finance costs             11,387          --          (1,249)         --         344,723       154,000
Other income
(expense), net             1,464          --            --            --         428,896       676,000

Income (loss)
before income
taxes                   (250,077)         --            --            --      13,279,494     8,894,000
Income taxes                --            --            --            --       1,750,940     1,605,000
                     -----------   -----------   -----------   -----------   -----------   -----------
Net income
(loss)                  (250,077)         --            --            --      11,528,554     7,289,000
                     ===========   ===========   ===========   ===========   ===========   ===========
Equity in
income (loss) of
joint ventures          (127,539)         --            --            --       6,812,063     4,160,000
                     ===========   ===========   ===========   ===========   ===========   ===========

Years Ended December 31, 2003 and 2002:

Net Sales. Net sales were $55,327,174 for the year ended December 31, 2003. Sales for the nine months ended September 30, 2003 were approximately $36,776,000 and for the three months ended December 31, 2003 sales were approximately $18,551,000, reflecting strong sales growth in the Company's product lines. Sales growth in the fourth quarter of 2003 was substantially in excess of sales growth in the prior three quarter of 2003 as a result of several factors.

In the first half of 2003, the SARS virus spread through most of China, which had a substantial negative impact on consumer spending and, in particular, automobile sales in China during the nine months ended September 30, 2003. As a parts supplier to the automobile industry, the Company's sales were also affected. As a result, during the first three quarter of 2003, the sales of the Company's Henlong, Jiulong and Jinbei Sino-foreign joint ventures were below budgeted sales levels.

In the fourth quarter of 2003, the SARS virus was controlled, and the pent-up demand for automobiles was released. Furthermore, as there is typically a surge in retail sales during the Chinese New Year (which occurs during January and February), vehicle manufacturers increased their parts inventories during the fourth quarter of 2003 in anticipation of this increase in consumer demand. These factors contributed to a sales increase in the fourth quarter of 2003 at Henglong, Jiulong and Jinbei in excess of budgeted levels.

The Company has expanded its product lines, which the Company believes contributed to sales increases during the fourth quarter of 2003 at Henglong and Jiulong.

During the nine months ended September 30, 2003, Zhejiang and Jingzhou were Sino-foreign joint ventures in the initial development stage, and were primarily engaged in preparations to begin production. During the three months ended December 31, 2003, production and sales commenced.

The Company's ten largest customers accounted for 73.18% of the Company's consolidated sales, with three customers accounting for in excess of 10% of consolidated sales, with 25.02%, 11.08% and 10.49% of consolidated sales, or an aggregate of 46.59% of consolidated sales.

Gross Profit. Gross profit was $24,926,973 or 45.1% of net sales for the year ended December 31, 2003, which is consistent with budgeted levels.

The Company expects that gross margins will decrease to approximately 35% during 2004 as a result of increased raw material costs.

In response, the Company intends to attempt to reduce costs and at the same time continue to improve the quality of its products. The Company believes that high quality products will not only enable the Company to maintain its gross margins, but can also reduce production loses and after-sale service requirements.

The Company also intends to increase its investment in advanced production equipment to improve the manufacturing efficiency, while at the same time reducing labor costs. During the year ended December 31, 2003, labor costs accounted for approximately 10% of net sales. Through expanded use of numerical control machines and automatic assembly lines, the Company anticipates reducing labor costs to less than 8% of net sales by the end of 2004.

The Company also intends to optimize product design and its production organization to reduce the consumption of raw materials. During the year ended December 31, 2003, raw material costs accounted for approximately 40% of net sales. During the first quarter of 2004, the price of the Company's primary raw material, steel, rose 20% in China. It is estimated the average price increase during 2004 will be 15%. The Company anticipates that it will attempt to enhance the processes that control production and optimize the structural design of its products with the objective being to decrease the use of raw materials and direct material costs up to 3% of net sales. Combined with the above-mentioned two factors, the Company expects that direct material costs will increase to 52% of net sales in 2004.

Selling Expenses. Selling expenses were $2,733,425 or 4.9% of net sales for the year ended December 31, 2003. The major components of selling expenses are salaries and wages, supplies, travel, transportation, sales service costs, rent, office expenses and advertising.

General and Administrative Expenses. General and Administrative expenses were $8,739,536 or 15.8% of net sales for the year ended December 31, 2003. The major components of general and administrative expenses are salaries and wages, travel, office, supplies, repairs, labor-related costs and rent.

Research and Development Expenses. Research and development expenses were $1,017,031 for the year ended December 31, 2003.

Provision for Doubtful Accounts. The Company recorded a provision for doubtful accounts of $1,549,757 for the year ended December 31, 2003, which was included in general and administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization included in costs and expenses was $1,367,170 for the year ended December 31, 2003.

Stock Compensation. During March 2003, in conjunction with the transaction with Great Genesis described above, the Company issued common stock purchase warrants to three consultants to acquire an aggregate of 550,375 shares of common stock, exercisable for a period of one year at $1.20 per share. The aggregate fair value of these warrants, calculated pursuant to the Black-Scholes option-pricing model, was estimated to be $1,300,000, which was charged to operations during the year ended December 31, 2003.

Income From Operations. Income from operations was $10,786,842 for the year ended December 31, 2003.

Equity Income (Loss) of Joint Ventures. The Company recorded equity income of joint ventures aggregating $4,160,000 for the year ended December 31, 2002, reflecting the Company's aggregate proportionate share of the earnings of its Sino-foreign joint ventures based on the equity method of accounting.

Other Non-Operating Income. Other non-operating income was $534,047 for the year ended December 31, 2003.

Financial Expenses. Financial expenses were $344,723 for the year ended December 31, 2003.

Income Before Income Taxes. Income before income taxes was $10,976,166 for the year ended December 31, 2003, as compared to $4,159,000 for the year ended December 31, 2002.

Income Taxes. Income tax expense was $1,750,940 for the year ended December 31, 2003. During the year ended December 31, 2003, Henglong, one of the Company's Sino-foreign joint ventures, received an income tax refund of $521,000, which has been reflected as a reduction to income tax expense in the consolidated statements of operations for the year ended December 31, 2003.

Income Before Minority Interest. Income before minority interest was $9,225,226 for the year ended December 31, 2003, as compared to $4,159,000 for the year ended December 31, 2002.

Minority Interest. The Company recorded the minority interests' aggregate share in each Sino-foreign joint venture's earnings aggregating $5,353,957 for the year ended December 31, 2003.

Net Income. Net income was $3,871,269 for the year ended December 31, 2003, as compared to $4,159,000 for the year ended December 31, 2002.


Financial Condition - December 31, 2003:

Liquidity and Capital Resources:

The  Company  has  relied   primarily  on  advances  and  investments  from  its
shareholders for its capital requirements since inception.

Operating. The Company's operations provided cash of $4,255,754 for the year ended December 31, 2003. At December 31, 2003, cash and cash equivalents were $10,730,882. Working capital was $19,944,120 at December 31, 2003, reflecting a current ratio of 1.39:1.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenses for the year ending December 31, 2004.

Investing.  During  the year ended  December  31,  2003,  the  Company  utilized
$9,197,806 in investing activities, consisting of payments of $8,843,129 to acquire fixed assets, $328,228 to acquire intangible assets and an increase in other receivables of $1,215,606, less $1,189,157 generated from the liquidation of long-term investments. During the year ended December 31, 2002, the Company utilized $51,000 in investing activities, consisting of an increase in other receivables.

Financing. During the year ended December 31, 2003, the Company generated $10,054,498 from financing activities, consisting of bank loans of $5,771,243, advances from shareholders/directors of $6,770,887 and the proceeds from the sale of common stock of $159,000, less dividends paid of $2,646,632. During the year ended December 31, 2002, the Company generated $52,000 from financing activities, consisting of an increase in amounts due to shareholders/directors.

During the year ended December 31, 2002, the shareholders/directors advanced $3,040,000 to fund the Company's investments in joint ventures and. During the year ended December 31, 2003, the shareholders/directors cancelled dividends previously declared of $17,167,000, which was treated as a contribution to capital.


Disclosures about Contractual Obligations and Commercial Commitments:

During October 2003, Henglong, one of the Company's Sino-foreign joint ventures, signed an agreement with the management council of Wuhu Science and Technology Zone to invest $10,000,000 to develop an industrial enterprise to carry out automobile component projects related to power steering systems. The agreement does not specify a time limit. The Company plans to invest in phases over a five year period. The Company plans to invest approximately $870,000 in the first phase to acquire land rights, which will be completed during 2004. The Company advanced approximately $435,000 during 2003 pursuant to the agreement under the first phase. This new plant is expected to service a large vehicle manufacturer in Wuhu at reduced transportation and storage costs.

During March 2003, Henglong signed a purchase and construction agreement with Wuhan Huazhong Shuguang Software Park Co., Ltd. for $4,820,000 to design and construct a software research and development facility. This facility will design software and other products for the automobile. The Company paid $2,421,300 during 2003. According to the agreement, the Company will pay an additional $952,900 during 2004 and pay off the remaining $1,445,800 after it receives a license for the right to use the land and a building property certificate. This new software research and development facility will be located in an area of Hubei Province that contains ten well-known universities and a large vehicle manufacturer.

On October 29, 2001, Henglong entered into a ten year license agreement with Bishop Steering Technology Limited ("Bishop"), an Australian company engaged in the design of power steering systems. Pursuant to the agreement, Henglong is obligated to pay Bishop an annual technical assistance fee of approximately $200,000 per year during the first two years of the agreement and $110,000 per year during the remaining eight years of the agreement, and a royalty to be determined.

On July 21, 2003, Henglong entered into a five year license and technical assistance agreement with Namyang Industrial Co. Ltd. ("Namyang"), a Korean company engaged in the manufacture of steering columns and universal joint assemblies for automobiles. Pursuant to the agreement, Henglong paid Namyang an initial payment of $100,000 and is further obligated to pay a royalty of 3% of the sales price of products sold that include the licensed technology.

On October 20, 2003, Henglong, one of the Company's Sino-foreign joint ventures, entered into a contract to purchase a land use right relating to parcel of land for $3,680,000 and paid a $361,000 deposit. This transaction is expected to close in 2004.

Inflation and Currency Matters:

In the most recent decade, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. The Company conducts virtually all of its business in China and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation or currency fluctuation of the RMB against the USD would adversely affect the Company's financial performance when measured in USD. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. In addition, the RMB is not freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of foreign currencies. Effective December 1, 1998, all foreign exchange transactions involving the RMB must take place through authorized banks or financial institutions in China at the prevailing exchange rates quoted by the People's Bank of China.

As China has recently been admitted as a member of the World Trade Organization, the central government of China is expected to adopt a more rigorous approach to partially deregulate currency conversion restrictions, which may in turn increase the exchange rate fluctuation of the RMB. Should there be any major change in the central government's currency policies, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB.

Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. The exchange rate was approximately US$1.00 to RMB 8.30 at December 31, 2002 and 2003.


Quantitative and Qualitative Disclosures about Market Risk:

The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments. A 10 point basis change in the Company's average debt interest rate would not have a material effect on the Company's results of operations.

With respect to foreign currency exchange rates, the Company does not believe that a devaluation or fluctuation of the RMB against the USD would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products and the purchase of raw materials and services are settled in RMB. The effect of a devaluation or fluctuation of the RMB against the USD would affect the Company's results of operations, financial position and cash flows, when presented in USD (based on a current exchange rate) as compared to RMB.

As the Company's debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any risk from an increase in market interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rates would cause a commensurate increase in the interest expense related to such borrowings.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company implemented the disclosure provisions of FIN 45 in its December 31, 2002 consolidated financial statements, and the measurement and recording provisions of FIN No. 45 effective January 1, 2003.

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

ITEM 7.  FINANCIAL STATEMENTS.

(a)      Financial Statements

The following financial statements are set forth at the end hereof.

         1.       Report of Independent Auditors

         2. Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002.

         3. Consolidated Statements of Operations for the years ended December 31, 2003 and December 31, 2002.

         4. Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002 and 2001.

         5. Consolidated Statements of Cash Flows for the years ended December 31, 2003 and December 31, 2002.

         6.       Notes to Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective May 6, 2003, we dismissed Armando C. Ibarra ("Ibarra"), as China Automotives' independent accountant. Effective May 6, 2003, we engaged Schwartz Levitsky Feldman LLP ("SLF") as our new independent accountants. China Automotive's Board of Directors approved the dismissal of Ibarra and the engagement of SLF.

         Prior to SLF becoming our independent accountants, SLF was not consulted by us or anyone on our behalf regarding either the application of accounting principles to a specific or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements; or any matter that was the subject of a disagreement or event as defined at Item 304
(a)(1)(iv) of Regulation S-B.

         Ibarra audited our financial statements for the fiscal years ended December 31, 2001 and 2002. Ibarra's reports for these periods did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified as to audit scope or accounting principles, except that reports indicated that our losses from operations raised substantial doubt about its ability to operate as a going concern.

         During  the  fiscal  years  ended  December  31,  2001 and 2002 and the interim period from January 1, 2003 through May 6, 2003, there were no disagreements with Ibarra on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ibarra, would have caused such firm to make reference to the subject matter of the disagreements in connection with its report on our financial statements. In addition, there were no such events as described under Item 304(a)(1)(IV)(B) of Regulation S-B during the fiscal years ended December 31, 2002 and 2001 and the interim period from January 1, 2003 through May 6, 2003.

ITEM 8A CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures: As of December 31, 2003, the end of the period covered by this report, the Company's chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

         (b) Changes in internal controls over financial reporting: For the fiscal year ended December 31, 2003, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT MANAGEMENT

         The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2003. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

        Name                    Age         Position(s)

        Hanlin Chen             46          Chief Executive Officer and Chairman
                                            of the Board
        Qizhou Wu               39          Chief Operating Officer and Director
        Guofu Dong              38          Vice President and Director
        Daming Hu               45          Chief Financial Officer
        Li Ping Xie             43          Director
        Tse Yiu Wong Andy       33          Sr. VP, Director
        Robert Tung             47          Director
        Dr. Haimian Cai         40          Director
        William E. Thomson      62          Director


Biographies of Directors and Executive Officers:

         Hanlin Chen has served as a chairman of the board and CEO since March 2003. Mr. Chen is a standing board member of Political Consulting Committee of Jingzhou city and vice president of Foreign Investors Association of Hubei Province. He was the general manager of Jiulong from 1993 to 1997. Since 1997, he has been the Chairman of the Board of Henglong. Mr. Chen graduated from Barrington University with an MBA degree.

         Qizhou Wu has served as the Chief Operating Officer since March 2003. He was the Managing Vice General Manager of Jiulong from 1993 to 1999 and GM of Henglong from 1999 to 2002.Mr. Wu graduated from Tsinghua University in Beijing with a Masters degree in Automobile Engineering.

         Guofu Dong has served the Vice President of the Company and oversees general management, international business and investor relations since March 2003. Mr. Dong has over ten years experience in corporate management and strategic development. Mr. Dong graduated from Fujian Normal University with a Bachelor of Arts degree. He also completed his law degree in Fudan University.

         Daming Hu has served as Chief Financial Officer of the Company since March 2003. He is in charge of corporate account planning, reporting and tax planning. Mr. Hu was the Finance Manager of Jiulong since 1996 to 1999 and Finance Manager of HengLong from 1999 to 2002.

         Li Ping Xie has served as a director of the Company since March 2003. She is the Vice GM of Xiamen Joylon Co.,Ltd. She was the Vice GM at Xiamen Jiayum Auto-parts Repairing Company from 1990-1999. Ms. Xie is the wife of our Chief Executive Officer, Mr. Hanlin Chen.

         Tse Yiu Wong Andy,  has  served as Sr. VP of the  Company  since  March
2003. He has also served as the general manager of the Henglong and Jiulong joint ventures and the Chairman of the Board of Shenyang since 2003. He was the vice GM of Jiulong from 1993 to 1997 and the vice GM of henglong. Mr. Tse has over 10 years of experience in automotive parts sales and strategic development. Mr. Tse has an MBA from the China People University.

         Robert Tung has been a Director of the Company since September 2003 and a member of the Company's Audit Committee, Compensation Committee and Nominating Committee. Mr. Tung is currently the President of Multi-Media Communications, Inc. and Executive Vice President of Super Microbial Sciences International,
LLC. Mr. Tung holds an M.S. in Chemical Engineering from the University of Virginia and B.S. degrees in Computer Science and Chemical Engineering from the University of Maryland and National Taiwan University, respectively.

         Dr. Haimian Cai has been a Director since September 2003 and a member of the Company's Audit Committee, Compensation Committee and Nominating Committee. Mr. Cai is a technical specialist in the automotive industry. Prior to that, Dr. Cai was a staff engineer in ITT Automotive Inc. Dr. Cai has more than fifteen technical papers and co-authored a technical book regarding the powder of metallurgy industry for automotive application. Dr. Cai has more than ten patents including pending patents. Dr. Cai holds a B.S. Degree in Automotive Engineering from Tsing-Hua University and a M.S. and Ph.D in manufacturing engineering from Worcester Polytechnic Institute.

         William E. Thomson, CA has been a Director of the Company since September 2003 and is a member of the Company's Audit, Compensation and Nominating Committees. Mr. Thomson has been the president of Thomson Associates, Inc., a merchant banking company, since 1978. Mr. Thomson's current additional directorships include: Nasdaq - Med-Emerg International Inc. chm. (Healthcare), Acto Digital Video (USA) Inc. (Consumer Electronics), Maxus Technology Inc. (Technology Waste Recycling); TSX - Asia Media Group Ltd. Chm. (Media), Imperial Plastech Inc. (Plastics); Crown Corp. - Aurora Fund (Venture Capital); Private - Delfour Corporation (Software), Electrical Contracts Ltd. (Electrical Contacts), Redpearl Funding Corporation (IT Financing), Wright Environment Management Inc. (Waste Management Solutions); Charitable - Opera Mississauga, World Education Services.

(a)      Compensation and Other Matters

         In 2003, directors received $5,000 per quarter for serving on the Board of Directors. In addition they were reimbursed for any out-of-pocket expenses, if any, incurred in attending board meetings.

(b)      Audit Committee and Independent Directors

         The Audit Committee consists of the following individuals, all of whom the Company considers to be independent: Robert Tung, Haimian Cai, and William Thomson.

(c)      Compensation Committee

         The Compensation Committeee is responsible for determining compensation for our executive officers. Our three independent directors, Robert Tung, Haimian Cai and William Thomson serve on the Compensation Committee.

(d)      Nominating Committee

         Director candidates are nominated by the Nominating Committee. The Nominating Committee will consider candidates based upon their business and financial experience, personal characteristics, expertise that is complementary to the background and experience of other Board members, willingness to devote the required amount of time to carrying out the duties and responsibilties of Board membership, willingness to objectively appriase management performance, and any such other qualifications the Nomianting Committee deems necessary to ascertain the candidates ability to serve on the Board. The Nominating Committee will not consider nominee recommendations from security holders, other than the recommendations received from a security holder or group of security holders that beneficially owned more than five (5) percent of the Company's outstanding common stock for at least one year as of the date the recommendation is made. Our independent directors, Robert Tung, Haimian Cai and William Thomson, serve on the Nominating Committee.

(e)      Stockholder Communications

         Stockholders interested in communicating directly with the Board of Directors, or specified individual directors, may email our independent director William Thomson at Bill.Thomson@chl.com.cn. Mr. Thomson will review all such correspondence and will regularly forward to the Board copies of all such correspondence that deals with the functions of the Board or committees thereof or that he otherwise determines requires their attention. Directors may at any time review all of the correspondence received that is addressed to members of the Board of Directors and request copies of such correspondence. Concerns relating to accounting, internal controls or auditing matters will immediately be brought to the attention of the Audit Committee and handled in accordance with procedures established by the Audit Committee with respect to such matters.

(f)      Family Relationships

         Mr. Chen and Ms. Xie are husband and wife.

(g)      Involvement in Legal Proceedings

         To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

(e)      Code of Ethics and Conduct

         The Board of Directors has adopted a Code of Ethics and Conduct which is applicable to all officers directors and employees. The Code of Ethics and Conduct is attached to this Form 10-K as an Exhibit.

(F)      Section 16(a) Beneficial Ownership Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the best of our knowledge (based solely upon a review of the Form 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10.  EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer. No other executive officer(s) received compensation for the fiscal year 2003 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE


                                         Annual Compensation                        Long-Term Compensation
                                 ------------------------------------    ----------------------------------------------
                                                                                  Awards                  Payouts
                                                                         -----------------------    -------------------
                                                                                       Securities
                                                                Other                     Under-       All
                                                               Annual     Restricted      lying       Other
                                                               Compen-       Stock       Options/     LTIP       Compen-
    Name and                       Salary         Bonus        sation      Award(s)        SARs      Payouts     sation
Principal Position     Year          ($)           ($)          ($)           ($)          (#)         ($)         ($)
       (a)              (b)          (c)           (d)          (e)           (f)          (g)         (h)         (i)
------------------    ------     -----------    --------      -------    ----------   ----------    -------     -------
Hanlin Chen            2003       49,885.00        -0-          0             0            0           0           0

Hanlin Chen            2002       15,883.00       1,237         0             0            0           0           0

Hanlin Chen            2001        5,564.00       1,087         0             0            0           0           0

         There are no employment agreements with any of our executive officers and there are no stock option grants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 22,064, 686 shares outstanding at December 31, 2003.


                                              Total Number            Percentage
                    Name/Title                 of Shares               Ownership

Hanlin Chen, CEO, Chairman and President      13,280,547                 60.2%
Qizhou Wu, COO, Director                       2,195,996                  9.9%
Guofu Dong,  Vice President, Director            627,429                  2.8%
Daming Hu, CFO                                     --                     --
Liping Xie, Director                           2,091,425                  9.4%
Tse Yiu Wong Andy, Sr.VP, Director             1,359,426                  6.1%
Robert Tung, Director                              --                     --
Dr. Haimian Cai, Director                          --                     --
William E. Thomson, Director                       --                     --
All Directors and Executive Officers          19,554,823                 88.6%
(9 persons)

         At December 31, 2003 we did not have any equity compensation plans.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Effective August 2, 2003, the Company entered into a five-year License and Technical Assistance Agreement (the "Agreement") with Sino-American, Inc. ("Sino-American"), a United States company controlled by the Company's Chairman and controlling shareholder. The Agreement provided for total payments of $6,000,000 to enable Sino-American to purchase technical assistance and equipment for use in the Company's business operations in China. During November 2003, $2,000,000 was paid by the Company to Sino-American, which has been classified as advance payments in the consolidated balance sheet at December 31, 2003, net of amounts expended through such date.

ITEM 13. EXHIBITS AND REPORTS ON 8K.

(a)      Exhibits

         The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit Number                                   Description

      3.1 Certificate of Incorporation, Incorporated herein by reference from the filing on Form filing on Form 10SB File No. 000-33123.

      3.2 Certificate of Amendment to the Certificate of Incorporation, incorporated herein by reference from the Filing on Schedule 14C, filed with the Commission on April 21, 2004.

      4.1 Share Exchange Agreement, dated March 5, 2003, incorporated herein by reference from the Filing on Form 8-K filed with the Commission on March 5, 2003.

      10.1        Purchase Contract for Futian Automobile Parts*

      10.2        Purchase Contract for Chery Automobile Parts*

      10.3        Purchase Contract for Shenyang Brillance Hance Automotive*

      10.4 License and Technical Assistant Agreement Between Namyang Industrial Co., Ltd. and Jingzhou Heng Long Automotive Parts Co., Ltd.*

      10.5 License Agreement between Bishop Steering Technology Limited and Jingzhon Henglong Automotive Parts.*

      23.1        Subsidiaries of the Company*

      31.1        Certification  under Section 302 of the  Sarbanes-Oxley Act of
                  2002*

      31.2        Certification  under Section 302 of the  Sarbanes-Oxley Act of
                  2002*

      32.1        Certification  under Section 906 of the  Sarbanes-Oxley Act of
                  2002*

      32.2        Certification  under Section 906 of the  Sarbanes-Oxley Act of
                  2002*

      99.1        Code of Conduct and Ethics*

      99.2        Audit Committee Charter*

---------------------------
*Filed herewith

(b)      Reports on Form 8-K.

         None.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth the aggregate fees for professional audit services rendered by Schwartz Levitsky Feldman LLP ("SLF") for the audit of the Company's annual financial statements for the fiscal years 2003 and 2002, and fees billed for other services provided by Schwartz Levitsky Feldman LLP for fiscal years 2003 and 2002. Certain amounts from fiscal year 2002 have been reclassified to conform to new presentation requirements.

                                           Fiscal Year Ended
                                         2003            2002
                                   --------------   -------------

          Audit Fees               $   140,000.00   $   78,763.00
          Audit-Related Fees (1)   $    21,000.00
          Tax Fees (2)
          All Other Fees           $     5,750.00
                                   -------------
          Total Fees Paid          $   166,750.00   $   78,763.00
                                   ==============   =============

----------------------
(1) Includes accounting and reporting consultations related to acquisitions and internal control procedures.

(2) Includes fees for service related to tax compliance services, preparation and filing of tax returns and tax consulting services.

         Audit Committee's Pre-Approval Policy

         During fiscal year 2003, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by our independent auditor and for the prohibition of certain services from being provided by the independent auditor. We may not engage our independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee's pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence. .

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: April 16, 2004                       /s/ Hanlin Chen
                                            ------------------------------------
                                            Name:  Hanlin Chen
                                            Title:   Chairman, CEO and President

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:  April 16, 2004                      /s/ Hanlin Chen
                                            ------------------------------------
                                            Name:  Hanlin Chen
                                            Title:   Chairman, CEO and President

Dated:  April 16, 2004                      /s/ Daming Hu
                                            ------------------------------------
                                            Name:  Damming Hu
                                            Title:    CFO

Dated:  April 16, 2004                      /s/ Qizhou Wu
                                            ------------------------------------
                                            Name:  Qizhou Wu
                                            Title:    COO, Director

Dated:  April 16, 2004                      /s/ Guofu Dong
                                            ------------------------------------
                                            Name:  Guofu Dong
                                            Title:  Vice President,  Director

Dated:  April 16, 2004                      /s/ Liping Xie
                                            ------------------------------------
                                            Name:  Liping Xie
                                            Title:    Director

Dated:  April 16, 2004                      /s/ Tse Yiu Wong Andy
                                            ------------------------------------
                                            Name:  Tse Yiu Wong Andy
                                            Title:    ST.VP, Director

Dated:  April 16, 2004                      /s/ Robert Tung
                                            ------------------------------------
                                            Name: Robert Tung
                                            Title:  Director

Dated:  April 16, 2004                      /s/ Dr. Haimian Cai
                                            ------------------------------------
                                            Name: Dr. Haimian Cai
                                            Title:  Director

Dated:  April 16, 2004                      /s/ William E. Thomson
                                            ------------------------------------
                                            Name:  William E. Thomson
                                            Title:  Director

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of China Automotive Systems, Inc.
(Formerly Visions-In-Glass, Inc.)
(Successor to Ji Long Enterprise Investment Limited)

We have audited the accompanying consolidated balance sheets of China Automotive Systems, Inc. (incorporated in Delaware) as of December 31, 2003 and 2002 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Automotive Systems, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years ended December 31, 2003 and 2002 in accordance with generally accepted accounting principles in the United States of America.

As discussed in note 2 to the consolidated financial statements, the basis of presentation has changed from the equity method of accounting for the Company's investments in 2002, to the consolidation method of accounting in 2003.





Toronto, Ontario
February 14, 2004 except for note 18,            "Schwartz Levitsky Feldman llp"
   as to which the date is April 1, 2004.                  Chartered Accountants

                 China Automotive Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2003 and 2002

                                                       2003            2002
                                                   ------------    ------------
                                                                    (Restated -
                                                                      Note 21)

ASSETS

Current assets:
  Cash and cash equivalents                        $ 10,730,882    $       --
  Pledged cash deposits                               1,272,067            --
  Accounts and notes receivable,
    including $1,248,328 from
    related parties, net of an
    allowance for doubtful
    accounts of $2,757,374                           38,680,011            --
  Advance payments, including
    $1,513,973 to related
    parties, net of an
    allowance for doubtful
    accounts of $191,364                              9,980,367            --
  Inventories                                        10,229,422            --
                                                   ------------    ------------
Total current assets                                 70,892,749            --
                                                   ------------    ------------


Property, plant and equipment                        28,050,079         316,000
Less:  Accumulated depreciation                      (5,700,023)        (32,000)
                                                   ------------    ------------
                                                     22,350,056         284,000
                                                   ------------    ------------

Equity investments in joint ventures                       --        19,078,000
Intangible assets, net                                  218,639            --
Other receivables, including
  $1,472,758 to related parties,
  net of an allowance for doubtful
  accounts of $1,053,047 in 2003                      2,313,017          65,000
Long-term investments                                    72,289            --
                                                   ------------    ------------
Total assets                                       $ 95,846,750    $ 19,427,000
                                                   ============    ============














                                   (continued)

                 China Automotive Systems, Inc. and Subsidiaries
                     Consolidated Balance Sheets (continued)
                           December 31, 2003 and 2002

                                                       2003            2002
                                                   ------------    ------------
                                                                    (Restated -
                                                                      Note 21)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank loans                                       $  9,638,554    $       --
  Accounts and notes payable,
    including $1,175,006 to
    related parties                                  23,017,221            --
  Customer deposits                                     907,519            --
  Accrued payroll and related costs                   1,173,576            --
  Accrued expenses and other payables                 1,992,207            --
  Accrued pension costs                               1,516,649            --
  Liability related to acquisition of
    joint venture assets                              1,204,819
  Taxes payable                                       6,268,803            --
  Amounts due to
    shareholders/directors                            5,229,281      13,330,000
                                                   ------------    ------------
Total current liabilities                            50,948,629      13,330,000
                                                   ------------    ------------


Long-term liabilities                                   196,547            --


Minority interest                                    18,686,712            --


Stockholders' equity:
Preferred stock, $0.0001 par value -
  Authorized - 20,000,000 shares
  Issued and outstanding - None                            --              --
Common stock, $0.0001 par value -
  Authorized - 80,000,000 shares
  Issued and Outstanding -
  22,574,542 shares and 20,914,250
    shares at December 31, 2003 and
    2002, respectively                                    2,257           2,091
Additional paid-in capital                           18,779,880         433,909
Retained earnings -
  Appropriated                                        3,775,254       3,186,000
  Unappropriated                                      3,461,621       2,475,000
Foreign currency translation loss                        (4,150)           --
                                                   ------------    ------------
Total stockholders' equity                           26,014,862       6,097,000
                                                   ------------    ------------
Total liabilities and stockholders'
  equity                                           $ 95,846,750    $ 19,427,000
                                                   ============    ============




          See accompanying notes to consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                     Years Ended December 31, 2003 and 2002


                                                        2003           2002
                                                    ------------   ------------
                                                                    (Restated -
                                                                      Note 21)


Net sales, including $3,268,978
  sold to related parties                           $ 55,327,174   $       --

Cost of sales, including $2,106,814
  purchased from related parties                      30,400,201           --
                                                    ------------   ------------
  Gross profit                                        24,926,973           --
                                                    ------------   ------------

Costs and expenses:
  Selling                                              2,733,425           --
  General and administrative                           7,722,505          1,000
  Research and development                             1,017,031           --
  Depreciation and amortization                        1,367,170           --
  Stock-based compensation                             1,300,000           --
                                                    ------------   ------------
  Total costs and expenses                            14,140,131          1,000
                                                    ------------   ------------
Income (loss) from operations                         10,786,842         (1,000)
                                                    ------------   ------------

Other income (expense):
  Equity income of joint ventures                           --        4,160,000
  Other non-operating income                             534,047           --
  Financial expenses                                     344,723           --
                                                    ------------   ------------
  Other income, net                                      189,324      4,160,000
                                                    ------------   ------------
Income before income taxes                            10,976,166      4,159,000

Income taxes                                           1,750,940           --
                                                    ------------   ------------
Income before minority interest                        9,225,226      4,159,000

Minority interest                                      5,353,957           --
                                                    ------------   ------------
Net income                                          $  3,871,269   $  4,159,000
                                                    ============   ============

Net income per common share -
  Basic and diluted                                 $       0.18   $       0.20
                                                    ============   ============

Weighted average common
  shares outstanding -
  Basic and diluted                                   21,846,034     20,914,250
                                                    ============   ============



          See accompanying notes to consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
             Consolidated Statements of Comprehensive Income (Loss)
                     Years Ended December 31, 2003 and 2002


                                                        2003           2002
                                                     -----------    -----------
                                                                    (Restated -
                                                                      Note 21)


Net income                                           $ 3,871,269    $ 4,159,000

Other comprehensive loss:
  Foreign currency translation loss                       (4,150)          --
                                                     -----------    -----------
Comprehensive income                                 $ 3,867,119    $ 4,159,000
                                                     ===========    ===========







































          See accompanying notes to consolidated financial statements.


                                China Automotive Systems, Inc. and Subsidiaries
                                Consolidated Statements of Stockholders' Equity
                                    Years Ended December 31, 2002 and 2003



                                        Common Stock                    Preferred Stock              Additional
                               -------------------------------   -------------------------------      Paid-in
                                   Shares          Par Value         Shares          Par Value        Capital
                               --------------   --------------   --------------   --------------   --------------
Balance, January 1, 2002           20,914,250   $        2,091             --     $          --    $    7,174,909
Net income for the year
  ended December 31, 2002                --               --               --                --              --
Dividends declared                       --               --               --                --              --
Deemed distribution to
  shareholder                            --               --               --                --        (6,741,000)
Appropriation of retained
  earnings                               --               --               --                --              --
                               --------------   --------------   --------------   --------------   --------------
Balance, December 31, 2002         20,914,250            2,091             --                --           433,909
Adjustment as a result of
  recapitalization of
  company in conjunction
  with reverse merger                    --               --               --                --          (279,863)
Dividends declared                       --               --               --                --              --
 Cancellation of dividends
  previously declared                    --               --               --                --        17,167,000
Shares of common stock
  retained by public
  shareholders in March
  2003 reverse merger
  transaction                       1,100,750              110             --                --              (110)
Issuance of warrants for
  consulting services                    --               --               --                --         1,300,000
Sale of common stock for
  cash                                 49,686                5             --                --           158,995
Exercise of warrants on a
  cashless basis                      509,856               51             --                --               (51)
Foreign currency translation
  loss                                   --               --               --                --              --
Net income for the year
  ended December 31, 2003                --               --               --                --              --
Appropriation of retained
  earnings                               --               --               --                --              --
                               --------------   --------------   --------------   --------------   --------------
Balance, December 31, 2003         22,574,542   $        2,257             --     $          --    $   18,779,880
                               ==============   ==============   ==============   ==============   ==============




                                  (continued)


                China Automotive Systems, Inc. and Subsidiaries
          Consolidated Statements of Stockholders' Equity (continued)
                     Years Ended December 31, 2002 and 2003







                                                                      Foreign
                                    Retained  Earnings               Currency
                               -------------------------------      Translation
                                Appropriated    Unappropriated      Gain (Loss)        Total
                               --------------   --------------    --------------    ------------

Balance, January 1, 2002       $    2,881,000   $    2,230,000    $         --      $ 12,288,000
Net income for the year
  ended December 31, 2002                --          4,159,000              --         4,159,000
Dividends declared                       --         (3,609,000)             --        (3,609,000)
Deemed distribution to
  shareholder                            --               --                --        (6,741,000)
Appropriation of retained
  earnings                            305,000         (305,000)             --              --
                               --------------   --------------    --------------    ------------
Balance, December 31, 2002          3,186,000        2,475,000              --         6,097,000
Adjustment as a result of
  recapitalization of
  company in conjunction
  with reverse merger                    --               --                --          (279,863)
Dividends declared                       --         (2,295,394)             --        (2,295,394)
 Cancellation of dividends
  previously declared                    --               --                --        17,167,000
Shares of common stock
  retained by public
  shareholders in March
  2003 reverse merger
  transaction                            --               --                --              --
Issuance of warrants for
  consulting services                    --               --                --         1,300,000
Sale of common stock for
  cash                                   --               --                --           159,000
Exercise of warrants on a
  cashless basis                         --               --                --              --
Foreign currency translation
  loss                                   --               --              (4,150)         (4,150)
Net income for the year
  ended December 31, 2003                --          3,871,269              --         3,871,269
Appropriation of retained
  earnings                            589,254         (589,254)             --              --
                               --------------   --------------    --------------    ------------
Balance, December 31, 2003     $    3,775,254   $    3,461,621    $       (4,150)   $ 26,014,862
                               ==============   ==============    ==============    ============






          See accompanying notes to consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2003 and 2002


                                                        2003           2002
                                                     -----------    -----------
                                                                    (Restated -
                                                                      Note 21)


Cash flows from operating activities:
Net income                                           $ 3,871,269    $ 4,159,000
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Equity income of joint ventures                         --       (4,160,000)
    Minority shareholders' interests                   5,353,957           --
    Issuance of warrants to consultants                1,300,000           --
    Depreciation and amortization                      1,367,170           --
    Other operating adjustments                        1,866,853           --
    Changes in operating assets and
      liabilities:
      (Increase) decrease in:
        Pledged deposits                               1,272,067           --
        Accounts receivable                           (8,152,851)          --
        Inventories                                   (1,028,046)          --
      Increase (decrease) in:
        Accounts payable, accrued
          expenses, customer deposits
          and other payables                          (7,359,943)          --
        Accrued pension costs                            755,692           --
        Liability related to acquisition
          of joint venture assets                      1,204,819           --
        Taxes payable                                  3,608,220           --
        Long-term liabilities                            196,547           --
                                                     -----------    -----------
Net cash provided by (used in)
  operating activities                                 4,255,754         (1,000)
                                                     -----------    -----------


Cash flows from investing activities:
  Increase in other receivables                       (1,215,606)       (51,000)
  Cash paid to acquire fixed assets                   (8,843,129)          --
  Cash paid to acquire intangible assets                (328,228)          --
  Decrease in long-term investments                    1,189,157           --
                                                     -----------    -----------
Net cash used in investing activities                 (9,197,806)       (51,000)
                                                     -----------    -----------










                                   (continued)

                 China Automotive Systems, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
                     Years Ended December 31, 2003 and 2002


                                                       2003            2002
                                                   ------------    ------------
                                                                    (Restated -
                                                                      Note 21)


Cash Flows from financing activities:
  Proceeds from bank loans, net                    $  5,771,243    $       --
  Dividends paid                                     (2,646,632)           --
  Increase in amounts due to
    shareholders/directors                            6,770,887          52,000
  Proceeds from sale of common stock                    159,000            --
                                                   ------------    ------------
Net cash provided by financing activities            10,054,498
                                                                         52,000
                                                   ------------    ------------

Cash and cash equivalents:
  Net increase                                        5,112,446            --
  At beginning of year                                     --              --
  Adjustment as a result of change
    to consolidation accounting
    from equity accounting
    effective January 1, 2003                         5,618,436            --
                                                   ------------    ------------
At end of year                                     $ 10,730,882    $       --
                                                   ============    ============




























                                   (continued)

                 China Automotive Systems, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
                     Years Ended December 31, 2003 and 2002


                                                       2003            2002
                                                   ------------    ------------
                                                                    (Restated -
                                                                      Note 21)

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

Cash paid for interest                             $    399,610    $       --
                                                   ============    ============

Cash paid for income taxes                         $  3,591,925    $       --
                                                   ============    ============


SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Acquisition of interest in
  joint venture from
  controlling shareholder                          $       --      $  9,631,000

Advances from shareholder to
  fund investments in joint
  ventures                                                 --         3,040,000

Adjustment as a result of change
  to consolidation accounting
  from equity accounting
  effective January 1, 2003                            (279,863)           --

Cancellation of dividends
  previously declared                                17,167,000            --

Shares of common stock
  retained by public
  shareholders in March
  2003 recapitalization                                     110            --

Exercise of warrants on
  a cashless basis                                           51            --

Dividends declared                                   (2,295,394)     (3,609,000)

Advances from shareholders in
  connection with dividends
  declared                                            2,295,394       3,609,000

Deemed distribution to shareholder                         --         6,741,000

Issuance of warrants to consultants                   1,300,000            --


          See accompanying notes to consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2003 and 2002


1.   Organization and Business

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

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries' interests in the Sino-foreign joint ventures described below, is referred to herein as the "Company". The Company, through its Sino-foreign joint ventures described below, is primarily engaged in the manufacture and sale of automotive systems and components in the People's Republic of China (the "PRC" or "China") as described below.

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

In exchange for the acquisition of 100% of the shareholder interest in Great Genesis, the shareholders of Great Genesis were issued 20,914,250 shares of common stock of Visions. In addition, the shareholders of Great Genesis paid $250,000 to the former officer, director and controlling shareholder of Visions for the cancellation of 17,424,750 shares of common stock (see Note 13), and have agreed to pay an additional $70,000, subject to certain conditions.

The  acquisition  of  Great  Genesis  by  the  Company  was  accounted  for as a recapitalization of Great Genesis, pursuant to which the accounting basis of Great Genesis continued unchanged subsequent to the transaction date. Accordingly, the pre-transaction financial statements of Great Genesis are the historical financial statements of the Company.

Ji Long owns the following aggregate net interests in five Sino-foreign joint ventures organized in the PRC as of December 31, 2002 and 2003:

                                                        Percentage Interest
                                                        -------------------
Name of Entity                                            2002       2003
--------------                                            ----       ----

Jingzhou Henglong Automotive Parts
  Co. Limited ("Henglong")                                42.0%      42.0%

Shashi Jiulong Power Steering Co.
  Limited ("Jiulong")                                     81.0%      81.0%

Shenyang Jinbei Henglong Automotive
  Steering System Co. Limited ("Shenyang")                37.6%      55.0%

Zhejiang Henglong & Vie Pump-Manu Co.
  Limited ("Zhejiang")                                    51.0%      51.0%

Jingzhou Henglong Fulida Textile Co., Ltd.
  ("Jingzhou")                                              --       51.0%

Henglong and Jiulong are mainly engaged in the production of rack and pinion power steering gears and integral ball and nut power steering gears for cars, light and heavy-duty vehicles. Shenyang and Zhejiang were established in 2002 and are focused on power steering parts and power steering pumps. Jingzhou was formed in 2003 to produce environment-protection textile and raw materials. At present, Henglong, Jiulong and Shenyang are the main revenue-generating entities, while Zhejiang and Jingzhou are in the early development stage and generated approximately 6% of consolidated revenues in 2003.

At December 31, 2002, the investors in Shenyang were Ji Long, Henglong, Shengyang Automotor Industry Investment Corporation and Shenyang Jinbei Automotor Industry Co., Ltd. On December 12, 2002, according to a decision made at the meeting of the board of directors, 30% of the stock rights in Shenyang held by Henglong were to be transferred to Ji Long, and 17% of the stock rights in Shenyang held by Shenyang Automotor Industry Investment Corporation were to be transferred to Shenyang Jinbei Automotor Industry Co., Ltd. On January 8, 2003, Ji Long and Henglong signed an agreement for the transfer of stock rights, which was approved by the applicable PRC authorities on May 22, 2003. As of December 31, 2002, the Company owned 25% of Shenyang directly and 12.6% of Shenyang indirectly through its ownership in Henglong, for a combined ownership of 37.6%. As of December 31, 2003, the Company owned 55.0% of Shenyang directly. The Company accounted for this increase in ownership in Shenyang commencing as of the effective date of January 1, 2003, with an appropriate adjustment to the minority interest.

During December 2002, the Company entered into three transactions with entities controlled by its chairman and controlling shareholder involving the Company's minority interest ownership in certain of its Sino-foreign joint ventures as follows: (1) the Company acquired a 21% interest in Jiulong for $6,320,241; (2) the Company acquired a 7% interest in Henglong for $3,310,602; and (3) the Company transferred a 7% interest in Henglong in exchange for an 11% interest in Jiulong. The amounts due to or from the chairman resulting from these transactions were accounted for as increases or decreases to the amounts due to or from shareholders/directors and were recorded at fair value, as determined by an independent appraisal firm. The difference between fair value and book value resulting from the disposition of joint venture interests was credited to additional paid-in capital. With respect to consideration paid by the Company in excess of the chairman's basis in his investment, such excess has been charged to additional paid-in capital as a distribution to the chairman, resulting in the acquired investment being recorded by the Company at the chairman's original cost basis.

Jingzhou was formed in February 2003 to produce environmental textile and raw materials, and is owned 51% by Ji Long and 49% by Cixi City Fulida Synthetic Fibre Co., Ltd. Operations to date have not been material. As an "Act in Concert" Agreement has been executed for Jingzhou, the Company consolidated Jingzhou as of December 31, 2003, and for the year then ended.


2.   Basis of Presentation

Basis of Presentation - For the year ended December 31, 2003, the accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and Sino-foreign joint ventures. For the year ended December 31, 2002, the accompanying financial statements include the accounts of the Company, with the Company's investments in its Sino-foreign joint ventures accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

During early 2003, the Directors of the Company and the other joint venturers in the Company's Sino-foreign joint ventures executed "Act in Concert" agreements, resulting in the Company having voting control in such Sino-foreign joint ventures. The Company is in the process of making application to the relevant PRC authorities for their approval to effect this change through amendments to the respective joint venture agreements. Consequently, effective January 1,

2003, the Company changed from equity accounting to consolidation accounting for its investments in Sino-foreign joint ventures for the year ended December 31, 2003. Prior to January 1, 2003, the Company used the equity method pursuant to Emerging Issues Task Force Issue No. 96-16, which states that if a minority joint venture partner has the right to participate in management, the majority joint venture partner is required to account for its interest in the joint venture under the equity method of accounting.

In March 2003, Henglong outsourced to Jiulong the production of an integral power steering system. Jiulong sells the related finished product to Henglong, which then sells the product to third parties. All intercompany profit is eliminated on consolidation. The transferred profit due to this transaction has been recorded in the interest account of minority shareholders according to their investment ratios.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily relate to the realizable value of accounts receivable and inventories. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents include all highly-liquid investments with an original maturity of three months or less at the date of purchase.

Pledged Cash Deposits - The Company has pledged cash deposits to secure trade finance provided by banks.

Accounts Receivable - In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance.

Inventories - Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the moving-average basis and includes all costs to acquire and other costs incurred in bring the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed moving-average cost if it exceeds the net realizable value.

Property and Equipment - Property and equipment are stated at cost. Major renewals and improvements are capitalized; minor replacements and maintenance and repairs are charged to operations. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets (5 to 50 years).

Assets under construction represent buildings under construction and plant and equipment pending installation and are stated at cost. Cost includes construction and acquisitions, and interest charges arising from borrowings used to finance assets during the period of construction or installation and testing. No provision for depreciation is made on assets under construction until such time as the relevant assets are completed and ready for their intended commercial use.

Gains or losses on disposal of property, plant and equipment are determined as the difference between the net disposal proceeds and the carrying amount of the relevant asset, and are recognized in the consolidated statements of operations on the date of disposal.

Interest Costs Capitalized - Interest costs incurred in connection with specific borrowings for the acquisition, construction or installation of fixed assets are capitalized and depreciated as part of the asset's total cost when the respective asset is placed into service.

Intangible Assets - Intangible assets, representing patents and technical know-how acquired, are stated at cost less accumulated amortization and impairment losses. Amortization is provided on the straight-line method over the estimated useful lives of the respective assets of 5 years.

In January 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". The Company did not have any goodwill at December 31, 2002 or 2003.

Impairment of long-lived assets is monitored on a continuing basis, and is assessed based on the undiscounted cash flows generated by the underlying assets. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value.

Long-Lived Assets - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Property, plant and equipment and intangible assets are reviewed periodically for impairment losses whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets.

Long-Term Investments - Investments in which the Company owns less than 20% and does not have the ability to exert significant influence are stated at cost, and are reviewed periodically for realizability.

Revenue Recognition - The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value added tax laws have been complied with, and collectibility is probable. The Company recognizes product sales generally at the time the product is shipped. Concurrent with the recognition of revenue, the Company reduces revenue for estimated product returns. Shipping and handling costs are included in cost of goods sold. Revenue is presented net of any sales tax and value added tax.

Sales Taxes - The Company is subject to value added tax ("VAT"). The applicable VAT tax rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold less VAT paid on purchases made with the relevant supporting invoices. VAT is collected from customers by the Company on behalf of the PRC tax authorities and is therefore not charged to the consolidated statements of operations.

Warranties - The Company provides for the estimated cost of product warranties at the time revenue is recognized. Warranty costs are included in general and administrative expense. The Company's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, the Company may be required to revise its estimated product warranty liability.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

Income Taxes - The Company accounts for income taxes using the liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities. Changes in deferred tax assets and liabilities include the impact of any tax rate changes enacted during the year. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Research and Development Costs - Research and development costs are expensed as incurred.

Income Per Share - Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of warrants. Income per common share calculations for the years ended December 31, 2002 and 2003 reflect the retroactive restatement of the shareholders' equity section to reflect the March 2003 recapitalization.

The Company effected a 3.5 to 1 forward split of its outstanding shares of common stock during March 2003, prior to the transaction with Great Genesis described above. Unless otherwise indicated, all share and per share amounts presented herein have been adjusted to reflect the forward stock split.

Comprehensive Income (Loss) - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company's only component of other comprehensive income (loss) is foreign currency translation loss of $4,150 for the year ended December 31, 2003. This amount has been recorded as a separate component of stockholders' equity.

Fair Value of Financial Instruments - The Company believes that the carrying value of the its cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities as of December 31, 2003 approximates their respective fair values due to the short-term nature of those instruments.

Stock-Based Compensation - The Company may periodically issue shares of common stock for services rendered or for financing costs. Such shares will be valued based on the market price on the transaction date.

The Company may periodically issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value method of accounting for stock-based compensation plans.

The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options to employees, or to continue to follow the intrinsic value method set forth in
Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per share had the fair value of the stock options been recorded in the financial statements. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options issued to employees. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options will be measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock.

In accordance with SFAS No. 123, the cost of stock options and warrants issued to non-employees is measured at the grant date based on the fair value of the award. The fair value of the stock-based award is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

Pro Forma Financial Disclosure - Since the Company has not issued any stock options to employees, no pro forma financial disclosure has been presented.

In accordance with SFAS No. 123, the Company will provide footnote disclosure with respect to stock-based employee compensation. The value of a stock-based award will be determined using the Black-Scholes option-pricing model, whereby compensation cost is the fair value of the award as determined by the pricing model at the grant date or other measurement date. The resulting amount will be charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period. Stock options issued to non-employee directors at fair market value will be accounted for under the intrinsic value method.

As  of  December  31,  2003,  the  Company  had  not  adopted  any   stock-based
compensation plans.

Foreign Currencies - The Company maintains its books and records in Renminbi ("RMB"), the currency of the PRC, its functional currency. Translation of amounts into United States dollars ("US$") has been made at the rate of RMB8.30 to US$1.00.

Foreign currency transactions in RMB are reflected using the temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income (loss) for the period.

In translating the financial statements of the Company from its functional currency into its reporting currency in United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income
(loss) in stockholders' equity.

The RMB is not readily convertible into United States dollars or other foreign currencies. The foreign exchange rate between the United States dollar and the RMB has been stable at approximately 1RMB to US$0.1205 for the last few years. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

Segment Information - No business or geographical segmentation analysis is provided, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to business segments other than the manufacture and sale of automotive components in the PRC.


3.   Certain Significant Risks and Uncertainties

The Company is subject to the consideration and risks of operating in the PRC. These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC.

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

The Company's operating assets and primary sources of income and cash flows are the interests of its subsidiaries in Sino-foreign joint ventures in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable from customers. Cash and cash equivalents are maintained with major banks in the PRC. The Company's business activity is with customers in the PRC. The Company periodically performs credit analysis and monitors the financial condition of its clients in order to minimize credit risk.

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

4.   Recent Accounting Pronouncements

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant effect on the Company's financial statement presentation or disclosures.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company implemented the disclosure provisions of FIN 45 in its December 31, 2002 consolidated financial statements, and the measurement and recording provisions of FIN 45 effective January 1, 2003.

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


5.   Accounts Receivable

The Company's accounts receivable at December 31, 2003 are summarized as follows:


Accounts receivable                    $ 19,737,417
Bills receivable                         21,699,968
Less:  allowance for doubtful
  accounts                               (2,757,374)
                                       ------------
                                       $ 38,680,011
                                       ============

Bills receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The activity in the Company's allowance for doubtful accounts during the year ended December 31, 2003 is summarized as follows:

Balance at beginning of year           $  1,979,533
Add:  amounts provided during
  the year                                  777,841
Less:  amounts written off
  during the year                              --
                                       ------------
Balance at end of year                 $  2,757,374
                                       ============


6.   Other Receivables

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. At December 31, 2003, other receivables totaled $2,313,017, including $1,472,758 to related parties, net of an allowance for doubtful accounts of $1,053,047. During the year ended December 31, 2003, the allowance for doubtful accounts was increased by $1,053,047, including $771,084 to related parties.

7.   Inventories

Inventories at December 31, 2003 are summarized as follows:


Raw materials                          $  3,622,369
Work in process                           2,110,612
Finished goods                            4,808,434
                                       ------------
                                         10,541,415
Less:  provision for loss                  (311,993)
                                       ------------
                                       $ 10,229,422
                                       ============


8.   Property, Plant and Equipment

Property, plant and equipment at December 31, 2003 are summarized as follows:

Land use rights and buildings          $  5,593,726
Plant and machinery                      16,550,441
Electronic equipment                      1,233,580
Motor vehicles                            1,253,718
Construction in progress                  3,418,614
                                       ------------
                                         28,050,079
Less:  accumulated depreciation          (5,700,023)
                                       ------------
                                       $ 22,350,056
                                       ============


9.   Intangible Assets

The activity in the Company's intangible asset account during the year ended December 31, 2003 is summarized as follows:


Balance at beginning of year           $     38,831
Add:  additions during the year             190,271
Less:  accumulated amortization             (10,463)
                                       ------------
Balance at end of year                 $    218,639
                                       ============

For the year ended December 31, 2003, amortization expense was $10,463.


10.  Accounts Payable

Accounts payable at December 31, 2003 are summarized as follows:


Accounts payable                       $ 14,742,030
Bills payable                             8,275,191
                                       ------------
                                       $ 23,017,221
                                       ============

Bills payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits and certain plant and machinery to secure trade financing granted by banks.


11.  Liability Related to Acquisition of Joint Venture Assets

In conjunction with the formation of the Jingzhou Sino-foreign joint venture in February 2003, the Company purchased certain operating assets from an unrelated entity and has a remaining liability outstanding of $1,204,819 at December 31, 2003.


12.  Bank Loans

At December 31, 2003, the Company, through its Sino-foreign joint ventures, had fixed-rate short-term bank loans outstanding of $9,638,554. The weighted average interest rate for the year ended December 31, 2003 was 4.66% per annum. Jiulong, one of the Company's joint ventures, has provided Henglong, another of the
Company's  joint  ventures,   with  loan  guarantees   covering  bank  loans  of
$4,819,000. Henglong has provided Jiulong with loan guarantees covering bank loans of $3,012,000. Great Genesis has provided Henglong with loan guarantees covering bank loans of $602,000. The remaining balance of the loans of $1,205,000 is unsecured.


13.  Amounts Due From and Due to Shareholders/Directors

The activity in the amounts due to (due from) shareholders/directors during the years ended December 31, 2002 and 2003 is summarized as follows:

Balance, December 31, 2001             $   (112,000)
Dividends declared                        3,609,000
Deemed distribution to shareholder        6,741,000
Advances from shareholder to fund
  investments in joint ventures           3,040,000
Other advances from shareholders             52,000
                                       ------------
Balance, December 31, 2002               13,330,000
Dividends declared                        2,295,394
Cash advances from shareholder            6,770,887
Cancellation of dividends previously
  declared                              (17,167,000)
                                       ------------
Balance, December 31, 2003             $  5,229,281
                                       ============


At December 31, 2002 and 2003, the amounts due to shareholders/directors were unsecured, interest free and repayable on demand.

During December 2002, the Company entered into three transactions with entities controlled by its chairman and controlling shareholder involving the Company's minority interest ownership in certain of its Sino-foreign joint ventures as follows: (1) the Company acquired a 21% interest in Jiulong for $6,320,241; (2) the Company acquired a 7% interest in Henglong for $3,310,602; and (3) the Company transferred a 7% interest in Henglong in exchange for an 11% interest in Jiulong. The amounts due to or from the chairman resulting from these transactions were accounted for as increases or decreases to the amounts due to or from shareholders/directors and were recorded at fair value, as determined by an independent appraisal firm. The difference between fair value and book value resulting from the disposition of joint venture interests was credited to additional paid-in capital. With respect to consideration paid by the Company in excess of the chairman's basis in his investment, such excess has been charged to additional paid-in capital as a distribution to the chairman, resulting in the acquired investment being recorded by the Company at the chairman's original cost basis.

14.  Stockholders' Equity

As of December 31, 2003, the Company's authorized share capital consists of 80,000,000 shares of common stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

During March 2003, in conjunction with the transaction with Great Genesis described at Note 1, the Company effected a 3.5 to 1 forward split of its outstanding shares of common stock, thus increasing the 5,293,000 shares of common stock outstanding at that time to 18,525,500 shares, of which 17,424,750 shares were then returned to the Company and cancelled.

During March 2003, in conjunction with the transaction with Great Genesis described at Note 1, the Company issued common stock purchase warrants to three consultants to acquire an aggregate of 550,375 shares of common stock, exercisable for a period of one year at $1.20 per share. The aggregate fair value of these warrants, calculated pursuant to the Black-Scholes option-pricing model, was estimated to be $1,300,000, which was charged to operations during the year ended December 31, 2003. Effective December 31, 2003, these warrants were exercised on a cashless basis, resulting in the issuance of 509,856 shares of common stock.

During September 2003, the Company sold 49,686 shares of common stock in a private transaction to three investors at approximate fair value of $3.20 per share for net proceeds of $159,000.

As of December 31, 2003, the Company did not have any stock options outstanding, and had not adopted a stock option plan.


15.  Distribution of Profits

Pursuant to the relevant laws and regulations of Sino-foreign joint venture enterprises, the profits of the Company's Sino-foreign subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after they has satisfied all PRC tax liabilities, provided for losses in previous years, and made appropriations to reserve funds, as determined at the discretion of the board of directors in accordance with the PRC accounting standards and regulations.

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Company's Sino-foreign joint ventures are required to make annual appropriations to two reserve funds, consisting of the statutory surplus and collective welfare funds. In accordance with the relevant PRC regulations and the articles of association of the respective companies, the companies are required to allocate a certain percentage of their profits after taxation, as determined in accordance with the PRC accounting standards applicable to the companies, to the statutory surplus reserve until such reserve reaches 50% of the registered capital of the companies. Based on the business licenses of the Sino-foreign joint ventures, the registered capital of Henglong, Jiulong, Shenyang, Zhejiang and Jingzhou are $9,000,000, RMB 19,800,000, RMB 45,000,000, $7,000,000 and $2,600,000, respectively.

The Company's Sino-foreign joint ventures are also required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, in which the percentage of annual appropriations are subject to the joint venture agreement. The employee welfare and incentive fund is charged to the statement of operations. The other appropriations are accounted for as reserve funds in the balance sheet and are not available for distribution as dividends to the joint venture partners of the companies. Under the joint venture agreements, the boards of directors determine the appropriations with regard to the economic situation of each company.

     Net income as reported in the US GAAP financial statements differs from that as reported in the PRC statutory financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the statutory financial statements. If the Company has foreign currency available after meeting its operational needs, the Company may make its profit distributions in foreign currency to the extent foreign currency is available. Otherwise, it is necessary to obtain approval and convert such distributions at an authorized bank.


16.  Income Taxes

The Company's subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. Two of the Company's subsidiaries, Henglong and Jiulong, were subject to a tax rate of 15% during 2002 and 2003. The tax rate for the Company's three other subsidiaries, Shenyang, Zhejiang and Zhejiang, has not been ratified. Certain of the Company's Sino-foreign joint ventures are also entitled to a two-year tax holiday commencing with the first profit-making year.

Had these tax holidays and concessions not been available, income tax expense (net of the allocation to minority interests) would have been increased by approximately $1,382,000 or $0.06 per share for the year ended December 31, 2003.

No provision for Hong Kong profits tax has been made as Ji Long and Great Genesis are investment holding companies and did not have any assessable profits in Hong Kong in 2003.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for the year ended December 31, 2003 is as follows:

Statutory tax rate                        33%
Tax holidays and concessions             (17)
                                          --
Effective tax rate                        16%
                                          ==

During the year ended December 31, 2003, one of the Company's Sino-foreign joint ventures, Henglong, received an income tax refund of $521,000, which has been reflected as a reduction to income tax expense in the accompanying consolidated statements of operations.


17.  Significant Concentrations

The Company grants credit to its customers, generally on an open account basis. The Company's customers are all located in the PRC.

The Company's ten largest customers accounted for 73.18% of the Company's consolidated sales, with three customers accounting for in excess of 10% of consolidated sales, with 25.02%, 11.08% and 10.49% of consolidated sales, or an aggregate of 46.59% of consolidated sales.

At December 31, 2003, approximately 34% of accounts receivable were from trade transactions with the aforementioned three customers.


18.  Related Party Transactions

Effective August 2, 2003, the Company entered into a five-year License and Technical Assistance Agreement (the "Agreement") with Sino-American, Inc. ("Sino-American"), a United States company controlled by the Company's Chairman and controlling shareholder. The Agreement provided for total payments of $6,000,000 to enable Sino-American to purchase technical assistance and equipment for use in the Company's business operations in China. During November 2003, $2,000,000 was paid by the Company to Sino-American, which has been classified as advance payments in the consolidated balance sheet at December 31, 2003, net of amounts expended through such date.

This agreement also allowed the Company to transfer funds from China to the United States to fund normal corporate general and administrative expenses.

Through December 31, 2003, Sino-American had paid, on behalf of or for the benefit of the Company, a total of $1,136,737, including $255,000 for equipment and $180,000 for software to unrelated third parties, $250,000 to the Company's Chairman and controlling shareholder as reimbursement for costs incurred by him related to the March 2003 recapitalization, and $451,737 for selling, general and administrative expenses for the benefit of or on behalf of the Company. As this Agreement was terminated effective April 1, 2004, it is expected that any funds not expended will be repaid to the Company by May 1, 2004.

During December 2002, the Company entered into three transactions with entities controlled by its chairman and controlling shareholder involving the Company's minority interest ownership in certain of its Sino-foreign joint ventures as follows: (1) the Company acquired a 21% interest in Jiulong for $6,320,241; (2) the Company acquired a 7% interest in Henglong for $3,310,602; and (3) the Company transferred a 7% interest in Henglong in exchange for an 11% interest in Jiulong. The amounts due to or from the chairman resulting from these transactions were accounted for as increases or decreases to the amounts due to or from shareholders/directors and were recorded at fair value, as determined by an independent appraisal firm. The difference between fair value and book value resulting from the disposition of joint venture interests was credited to additional paid-in capital. With respect to consideration paid by the Company in excess of the chairman's basis in his investment, such excess has been charged to additional paid-in capital as a distribution to the chairman, resulting in the acquired investment being recorded by the Company at the chairman's original cost basis.

During year ended December 31, 2003, the joint ventures entered into related party transactions with companies with common directors as shown below:

                 Sales
                 -  received           $ 2,020,650
                 -  receivable           1,248,328

                 Purchases
                 -  paid                   931,808
                 -  payable              1,175,006


These transactions were consummated under similar terms as those with the Company's customers and suppliers.


19.  Commitments and Contingencies

Legal Proceedings - The Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

License Agreement - On October 29, 2001, Henglong, one of the Company's Sino-foreign joint ventures, entered into a ten year license agreement with Bishop Steering Technology Limited ("Bishop"), an Australian company engaged in the design of power steering systems. Pursuant to the agreement, Henglong is obligated to pay Bishop an annual technical assistance fee of approximately $200,000 per year during the first two years of the agreement and $110,000 per year during the remaining eight years of the agreement, and a royalty to be determined.

License and Technical Assistance Agreement - On July 21, 2003, Henglong, one of the Company's Sino-foreign joint ventures, entered into a five year license and technical assistance agreement with Namyang Industrial Co. Ltd. ("Namyang"), a Korean company engaged in the manufacture of steering columns and universal joint assemblies for automobiles. Pursuant to the agreement, Henglong paid Namyang an initial payment of $100,000 and is further obligated to pay a royalty of 3% of the sales price of products sold that include the licensed technology.

Capital Commitments -

During October 2003, Henglong, one of the Company's Sino-foreign joint ventures, signed an agreement with the management council of Wuhu Science and Technology Zone to invest $10,000,000 to develop an industrial enterprise to carry out automobile component projects related to power steering systems. The agreement does not specify a time limit. The Company plans to invest in phases over a five year period. The Company plans to invest approximately $870,000 in the first phase to acquire land rights, which will be completed during 2004. The Company advanced approximately $435,000 during 2003 pursuant to the agreement under the first phase. This new plant is expected to service a large vehicle manufacturer in Wuhu at reduced transportation and storage costs.

During March 2003, Henglong signed a purchase and construction agreement with Wuhan Huazhong Shuguang Software Park Co., Ltd. for $4,820,000 to design and construct a software research and development facility. This facility will design software and other products for the automobile. The Company paid $2,421,300 during 2003. According to the agreement, the Company will pay an additional $952,900 during 2004 and pay off the remaining $1,445,800 after it receives a license for the right to use the land and a building property certificate. This new software research and development facility will be located in an area of Hubei Province that contains ten well-known universities and a large vehicle manufacturer.

On October 20, 2003, Henglong, one of the Company's Sino-foreign joint ventures, entered into a contract to purchase a land use right relating to parcel of land for $3,680,000 and paid a $361,000 deposit. This transaction is expected to close in 2004.


20. Information with Respect to the Company's Sino-Foreign Joint Ventures

For the year ended December 31, 2002, the Company's financial statements included the Company's investments in Sino-foreign joint ventures accounted for under the equity method of accounting.

As of December 31, 2003 and 2002, the condensed balance sheets of the Company's
Sino-foreign joint ventures were as follows:


                         Henglong                     Jiulong                     Shenyang
                     2003          2002          2003          2002          2003          2002
                 -----------   -----------   -----------   -----------   -----------   -----------
Current
assets            35,336,427    27,358,000    26,575,218    18,334,000     6,716,225     2,406,000

Non-current
Assets            11,633,355    11,353,000     1,528,072     1,519,000     3,294,543     2,427,000
                 -----------   -----------   -----------   -----------   -----------   -----------

Total assets      46,969,782    38,711,000    28,103,290    19,853,000    10,010,768     4,833,000
                 ===========   ===========   ===========   ===========   ===========   ===========
Current
Liabilities       28,831,634    22,880,000    16,888,077    10,849,000     2,761,733     1,258,000

Non-current
liabilities          192,459       196,000          --            --           4,089         9,000

Shareholders'
equity            17,945,689    15,635,000    11,215,213     9,004,000     7,244,946     3,566,000
                 -----------   -----------   -----------   -----------   -----------   -----------
Total
liabilities
and
shareholders'
equity            46,969,782    38,711,000   218,103,290    19,853,000    10,010,768     4,833,000
                 ===========   ===========   ===========   ===========   ===========   ===========


                          Zhejiang                   Jingzhou                      Total
                     2003          2002          2003          2002          2003          2002
                 -----------   -----------   -----------   -----------   -----------   -----------
Current
asset              3,358,264     2,450,000     1,003,992          --      72,990,126    50,548,000

Non-current
Assets             3,251,814     2,993,000     2,233,702          --      21,941,486    18,292,000
                 -----------   -----------   -----------   -----------   -----------   -----------

Total assets       6,610,078     5,443,000     3,237,694          --      94,931,612    68,840,000
                 ===========   ===========   ===========   ===========   ===========   ===========
Current
Liabilities        1,877,718       494,000     2,282,952          --      52,642,114    35,481,000

Non-current
liabilities             --            --            --            --         196,548       205,000

Shareholders'
equity             4,732,360     4,949,000       954,742          --      42,092,950    33,154,000
                 -----------   -----------   -----------   -----------   -----------   -----------
Total
liabilities
and
shareholders'
equity             6,610,078     5,443,000     3,237,694          --      94,931,612    68,840,000
                 ===========   ===========   ===========   ===========   ===========   ===========


For the years ended December 31, 2003 and 2002, the condensed statements of operations of the Company's Sino-foreign joint ventures were as follows:

                              Henglong                    Jiulong                     Shenyang                    Zhejiang
                         2003          2002          2003          2002          2003         2002           2003         2002
                     -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Proportionate
ownership interest
at end of
year                          42%           42%           81%           81%           55%         37.6%           51%           51%
Net sales             33,929,946    26,007,000    18,660,367    10,789,000    13,173,434     4,022,000     1,678,018        66,000
Cost of goods
sold                  21,242,707    14,841,000     9,695,034     5,881,000     9,964,598     3,814,000     1,215,407        69,000
                     -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Gross profit          12,687,239    11,166,000     8,965,333     4,908,000     3,208,836       208,000       462,611        (3,000)
Selling expenses       1,434,715          --       1,078,316          --          85,499          --         121,046          --
General and
administrative
expenses               4,291,606     2,968,000     3,230,359     4,407,000       786,047       395,000       525,896       137,000
                     -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Income (loss)
from operations        6,960,917     8,198,000     4,656,658       501,000     2,337,290      (187,000)     (184,331)     (140,000)
Finance costs            209,146       145,000       126,025        17,000        (1,667)       (2,000)        1,081       (60,000)
Other income
(expense), net           228,587       451,000       139,989       216,000         9,553         9,000        49,303          --
Income (loss)
before income
taxes                  6,980,358     8,504,000     4,670,622       700,000     2,348,510      (176,000)     (136,109)     (134,000)
Income taxes             777,485     1,303,000       973,455       302,000          --            --            --            --
                     -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Net income
(loss)                 6,202,873     7,201,000     3,697,167       398,000     2,348,510      (176,000)     (136,109)     (134,000)
                     ===========   ===========   ===========   ===========   ===========   ===========   ===========   ===========
Equity in
income (loss) of
joint ventures         2,605,207     3,989,000     2,994,705       311,000     1,409,106       (65,000)      (69,446)      (75,000)
                     ===========   ===========   ===========   ===========   ===========   ===========   ===========   ===========

                             Jingzhou                   Elimination                    Total
                         2003         2002           2003         2002          2003          2002
                     -----------   -----------   -----------   -----------   -----------   -----------
Proportionate
ownership interest
at end of
year                          51%            0%
Net sales              1,702,306          --     (13,816,897)   (7,084,000)   55,327,174    33,800,000
Cost of goods
sold                   1,764,293          --     (13,481,838)   (7,084,000)   30,400,201    17,521,000
                     -----------   -----------   -----------   -----------   -----------   -----------
Gross profit             (61,987)         --        (335,059)         --      24,926,973    16,279,000
Selling expenses          13,849          --            --            --       2,733,426          --
General and
administrative
expenses                 164,318          --            --            --       8,998,226     7,907,000
                     -----------   -----------   -----------   -----------   -----------   -----------
Income (loss)
from operations         (240,154)         --            --            --      13,195,321     8,372,000
Finance costs             11,387          --          (1,249)         --         344,723       154,000
Other income
(expense), net             1,464          --            --            --         428,896       676,000

Income (loss)
before income
taxes                   (250,077)         --            --            --      13,279,494     8,894,000
Income taxes                --            --            --            --       1,750,940     1,605,000
                     -----------   -----------   -----------   -----------   -----------   -----------
Net income
(loss)                  (250,077)         --            --            --      11,528,554     7,289,000
                     ===========   ===========   ===========   ===========   ===========   ===========
Equity in
income (loss) of
joint ventures          (127,539)         --            --            --       6,812,063     4,160,000
                     ===========   ===========   ===========   ===========   ===========   ===========

21.  Restatement

In conjunction with the Company's audit of its consolidated financial statements for the year ended December 31, 2003, the Company identified certain adjustments to its financial statements relating to the year ended December 31, 2002. A summary of the effect of these adjustments to the statement of operations for the year ended December 31, 2002 is as follows:


Net income, as reported                           $  4,731,000

Adjustments to:

  Write-off intangible assets
    improperly deferred at
    December 31, 2002                                  (52,000)
  Record sales bonus not
    properly accrued at
    December 31, 2002                                 (520,000)
                                                  ------------
Net income, as revised                            $  4,159,000
                                                  ============


Net income per common share -
  basic and diluted - as reported                 $       0.23

Adjustments to:

  Write-off intangible assets
    improperly deferred at
    December 31, 2002                                     --
  Record sales bonus not
    properly accrued at
    December 31, 2002                                    (0.03)
                                                  ------------
Net income per common share -
  basic and diluted - as adjusted                 $       0.20
                                                  ============

Weighted average common shares
  outstanding - basic and diluted                   20,914,250
                                                  ============