Form 10QSB
period 2004-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2004-05-20
CIK 1157762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                  No. 1 Henglong Road, Yu Qiao Development Zone
                 Shashi District, Jing Zhou City, Hubei Province
                           People's Republic of China
                 -----------------------------------------------
                    (Address of principal executive offices)


                   Issuer's telephone number: (86) 716-8329196

                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

         As of March 31, 2004, the Company had 22,574,542 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

         Documents incorporated by reference: None.

                         CHINA AUTOMOTIVE SYSTEMS, INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - March 31, 2004 (Unaudited) and December 31, 2003

         Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2004 and 2003

         Condensed  Consolidated   Statements  of  Comprehensive  Income  (Loss)
         (Unaudited) - Three Months Ended March 31, 2004 and 2003

         Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2004 and 2003

         Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 2004 and 2003

         Item 2. Management's Discussion and Analysis or Plan of Operation

         Item 3. Controls and Procedures


PART II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                 China Automotive Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                 March 31,        December 31,
                                                    2004               2003
                                               -------------      -------------
                                                (Unaudited)        (Restated -
                                                                      Note 12)

ASSETS

Current assets:
  Cash and cash equivalents                    $  14,161,563      $  10,730,882
  Pledged cash deposits                            1,532,603          1,272,067
  Accounts and notes receivable,
    including $1,452,126 and
    $1,248,328 from related
    parties at March 31, 2004
    and December 31, 2003,
    respectively, net of an
    allowance for doubtful
    accounts of $3,097,855 and
    $2,757,374 at March 31,
    2004 and December 31, 2003,
    respectively                                  39,358,302         38,680,011
  Advance payments, including
    $1,267,130 and $1,513,973
    to related parties at
    March 31, 2004 and
    December 31, 2003,
    respectively, net of an
    allowance for doubtful
    accounts of $191,364                          12,014,039          9,980,367
  Inventories                                     12,551,586         10,229,422
                                               -------------      -------------
Total current assets                              79,618,093         70,892,749
                                               -------------      -------------


Property, plant and equipment                     29,457,296         28,050,079
Less:  Accumulated depreciation                   (6,482,940)        (5,700,023)
                                               -------------      -------------
                                                  22,974,356         22,350,056
                                               -------------      -------------

Intangible assets, net                               207,618            218,639
Other receivables, including
  $1,931,081 and $1,472,758
  from related parties at
  March 31, 2004 and December
  31, 2003, respectively, net
  of an allowance for doubtful
  accounts of $1,053,047                           3,295,250          2,313,017
Long-term investments                                 72,289             72,289
                                               -------------      -------------
Total assets                                   $ 106,167,606      $  95,846,750
                                               =============      =============




                                   (continued)

                 China Automotive Systems, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)

                                                   March 31,       December 31,
                                                      2004             2003
                                                  ------------     ------------
                                                   (Unaudited)     (Restated -
                                                                     Note 12)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank loans                                      $ 13,614,458     $  9,638,554
  Accounts and notes payable,
    including $656,273 and
    $1,175,006 to related parties
    at March 2004 and December
    31, 2003, respectively                          24,974,337       23,017,221
  Customer deposits                                    812,286          907,519
  Accrued payroll and related costs                  1,098,142        1,173,576
  Accrued expenses and other payables                2,436,720        1,992,207
  Accrued pension costs                              1,735,794        1,516,649
  Liability related to acquisition of
    joint venture assets                                  --          1,204,819
  Taxes payable                                      5,541,121        6,268,803
  Amounts due to shareholders/directors              7,893,570        5,229,281
                                                  ------------     ------------
Total current liabilities                           58,106,428       50,948,629
                                                  ------------     ------------


Long-term liabilities                                  196,547          196,547


Minority interests                                  20,831,795       18,686,712


Stockholders' equity:
Preferred stock, $0.0001 par value -
  Authorized - 20,000,000 shares
  Issued and outstanding - None                           --               --
Common stock, $0.0001 par value -
  Authorized - 80,000,000 shares
  Issued and Outstanding -
    22,574,542 shares at March 31,
    2004 and December 31, 2003                           2,257            2,257
Additional paid-in capital                          18,779,880       18,779,880
Retained earnings -
  Appropriated                                       3,775,254        3,775,254
  Unappropriated                                     4,475,410        3,461,621
Foreign currency translation gain
  (loss)                                                    35           (4,150)
                                                  ------------     ------------
Total stockholders' equity                          27,032,836       26,014,862
                                                  ------------     ------------
Total liabilities and stockholders'
  equity                                          $106,167,606     $ 95,846,750
                                                  ============     ============



     See accompanying notes to condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)

                                                  Three Months Ended March 31,
                                                -------------------------------
                                                    2004               2003
                                                ------------       ------------
                                                                   (Restated -
                                                                     Note 12)

Net sales, including $285,069
  and $755,066 to related parties
  in 2004 and 2003, respectively                $ 12,833,756       $ 11,102,071

Cost of sales, including $394,176
  and $567,714 purchased from
  related parties in 2004 and
  2003, respectively                               8,245,750          5,902,110
                                                ------------       ------------
  Gross profit                                     4,588,006          5,199,961
                                                ------------       ------------

Costs and expenses:
  Selling                                            408,434            279,791
  General and administrative                       2,185,072          1,714,343
  Depreciation and amortization                      118,384             84,339
  Stock-based compensation                              --            1,300,000
                                                ------------       ------------
  Total costs and expenses                         2,711,890          3,378,473
                                                ------------       ------------
Income from operations                             1,876,116          1,821,488
                                                ------------       ------------

Other income (expense):
  Other non-operating income                         118,833            238,476
  Financial expenses                                 (84,888)           (59,105)
                                                ------------       ------------
  Other income (expense), net                         33,945            179,371
                                                ------------       ------------
Income before income taxes                         1,910,061          2,000,859

Income taxes                                         312,400            445,528
                                                ------------       ------------
Income before minority interest                    1,597,661          1,555,331

Minority interests                                   583,872          1,589,429
                                                ------------       ------------
Net income (loss)                               $  1,013,789       $    (34,098)
                                                ============       ============

Net income per common share -
  Basic                                         $       0.04       $      (0.00)
  Diluted                                       $       0.04       $      (0.00)

Weighted average number of
  common shares outstanding -
  Basic                                           22,574,542         21,244,475
  Diluted                                         22,574,542         21,244,475



     See accompanying notes to condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
   Condensed Consolidated Statements of Comprehensive Income (Loss)(Unaudited)


                                                  Three Months Ended March 31,
                                                -------------------------------
                                                    2004               2003
                                                ------------       ------------
                                                                    (Restated -
                                                                      Note 12)

Net income (loss)                               $  1,013,789       $    (34,098)

Other comprehensive income (loss):
  Foreign currency translation
    gain (loss)                                        4,185               --
                                                ------------       ------------
Comprehensive income (loss)                     $  1,017,974       $    (34,098)
                                                ============       ============










































     See accompanying notes to condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2004             2003
                                                   -----------      -----------
                                                                    (Restated -
                                                                      Note 12)

Cash flows from operating activities:
Net income (loss)                                  $ 1,013,789      $   (34,098)
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Minority interests                                 583,872        1,589,430
    Issuance of warrants to consultants                   --          1,300,000
    Depreciation and amortization                      793,938          359,089
    Other operating adjustments                          4,185          (67,552)
    Changes in operating assets and
      liabilities:
      (Increase) decrease in:
        Pledged deposits                              (260,536)            --
        Accounts receivable                           (678,291)        (625,831)
        Advance payments                            (2,033,672)         (32,660)
        Inventories                                 (2,322,164)        (350,573)
      Increase (decrease) in:
        Accounts and notes payable                   1,957,116        1,332,108
        Customer deposits                              (95,233)            --
        Accrued payroll and related
          costs                                        (75,434)         (87,377)
        Accrued expenses and other
          payables                                     444,513           92,383
        Accrued pension costs                          219,145          176,530
        Taxes payable                                 (727,682)          52,822
                                                   -----------      -----------
Net cash provided by (used in)
  operating activities                              (1,176,454)       3,704,271
                                                   -----------      -----------


Cash flows from investing activities:
  Increase in other receivables                       (982,233)      (1,241,873)
  Cash paid to acquire fixed assets                 (1,407,217)        (678,567)
                                                   -----------      -----------
Net cash used in investing activities               (2,389,450)      (1,920,440)
                                                   -----------      -----------













                                   (continued)

                 China Automotive Systems, Inc. and Subsidiaries
     Condensed Consolidated Statements of Cash Flows (Unaudited)(continued)


                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                      2004             2003
                                                  ------------     ------------
                                                                    (Restated -
                                                                      Note 12)

Cash flows from financing activities:
  Proceeds from bank loans, net                   $  3,975,904     $  1,204,819
  Dividends paid                                          --           (367,519)
  Increase in amounts due to
    shareholders/directors                           2,664,289        1,443,067
  Contributions to capital by minority
    interest holders                                 1,561,211             --
  Decrease in liability related to
    acquisition of joint venture assets             (1,204,819)            --
                                                  ------------     ------------
Net cash provided by financing activities            6,996,585        2,280,367

                                                  ------------     ------------

Cash and cash equivalents:
  Net increase                                       3,430,681        4,064,198
  At beginning of period                            10,730,882             --
  Adjustment as a result of change
    to consolidation accounting
    from equity accounting
    effective January 1, 2003                             --          5,618,436
                                                  ------------     ------------
  At end of period                                $ 14,161,563     $  9,682,634
                                                  ============     ============



Supplemental Disclosure of Non-Cash
  Investing and Financing Activities:

Adjustment as a result of change
  to consolidation accounting
  from equity accounting
  effective January 1, 2003                       $       --       $   (279,863)

Cancellation of dividends
  previously declared                                     --         17,167,000

Shares of common stock
  retained by public
  shareholders in March
  2003 recapitalization                                   --                110

Issuance of warrants to consultants                       --          1,300,000







     See accompanying notes to condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                   Three Months Ended March 31, 2004 and 2003


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

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries' interests in the Sino-foreign joint ventures described below, is referred to herein as the "Company". The Company, through its Sino-foreign joint ventures described below, is engaged in the manufacture and sale of automotive systems and components in the People's Republic of China (the "PRC" or "China") as described below.

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

Ji Long owns the following aggregate net interests in five Sino-foreign joint ventures organized in the PRC as of March 31, 2004 and December 31, 2003:

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

Henglong and Jiulong are mainly engaged in the production of rack and pinion power steering gears and integral ball and nut power steering gears for cars, light and heavy-duty vehicles. Shenyang and Zhejiang were established in 2002 and are focused on power steering parts and power steering pumps. Jingzhou was formed in 2003 to produce environmental textiles and raw materials. At present, Henglong, Jiulong and Shenyang are the main revenue-generating entities.

At December 31, 2002, the investors in Shenyang were Ji Long, Henglong, Shengyang Automotor Industry Investment Corporation and Shenyang Jinbei Automotor Industry Co., Ltd. On December 12, 2002, according to a decision made at the meeting of the board of directors, 30% of the stock rights in Shenyang held by Henglong were to be transferred to Ji Long, and 17% of the stock rights in Shenyang held by Shenyang Automotor Industry Investment Corporation were to be transferred to Shenyang Jinbei Automotor Industry Co., Ltd. On January 8, 2003, Ji Long and Henglong signed an agreement for the transfer of stock rights, which was approved by the applicable PRC authorities on May 22, 2003. As of December 31, 2002, the Company owned 25% of Shenyang directly and 12.6% of Shenyang indirectly through its ownership in Henglong, for a combined ownership of 37.6%. The Company accounted for this increase in ownership in Shenyang during the three months ended June 30, 2003, with an appropriate adjustment to the minority interest. As of March 31, 2004, the Company owned 55.0% of Shenyang directly.

Jingzhou was formed in February 2003 to produce environmental textiles and raw materials, and is owned 51% by Ji Long and 49% by Cixi City Fulida Synthetic Fibre Co., Ltd. As the minority interest partner has the right to participate in management, the Company accounted for its interest in this Sino-foreign joint venture under the equity method of accounting through September 30, 2003. As a result of the execution of an "Act in Concert" Agreement for Jingzhou during the three months ended December 31, 2003, the Company consolidated Jingzhou as of December 31, 2003 and for the year the ended.

Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and Sino-foreign joint ventures, except for Jingzhou for the three months ended March 31, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

During early 2003, the Directors of the Company and the other joint venturers in the Company's Sino-foreign joint ventures (except for Jingzhou) executed "Act in Concert" agreements, resulting in the Company having voting control in such Sino-foreign joint ventures. The Company is in the process of making application to the relevant PRC authorities for their approval to effect this change through amendments to the respective joint venture agreements. Consequently, effective January 1, 2003, the Company changed from equity accounting to consolidation accounting for its investments in Sino-foreign joint ventures (except for Jingzhou). Prior to January 1, 2003, the Company used the equity method pursuant to Emerging Issues Task Force Issue No. 96-16, which states that if a minority joint venture partner has the right to participate in management, the majority joint venture partner is required to account for its interest in the joint venture under the equity method of accounting.

In May 2003, Henglong outsourced to Jiulong the production of an integral power steering system. Jiulong sells the related finished product to Henglong, which then sells the product to third parties. All intercompany profit is eliminated on consolidation. The transferred profit due to this transaction has been recorded in the interest account of minority shareholders according to their investment ratios since that date.

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

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. The consolidated balance sheet as of December 31, 2003 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2004 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

Income (Loss) Per Share - Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of warrants. Income per common share calculations for the three months ended March 31, 2003 reflect the retroactive restatement of the shareholders' equity section to reflect the March 2003 recapitalization. The Company had potentially dilutive securities consisting of warrants to purchase 550,375 shares of common stock exercisable at $1.20 per share outstanding at March 31, 2003. The Company did not have any potentially dilutive securities outstanding at March 31, 2004.

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

The Company's only component of other comprehensive income (loss) is foreign currency translation gain of $4,185 for the three months ended March 31, 2004. This amount has been recorded as a separate component of stockholders' equity.

Reclassifications - Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.


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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R") that replaced the original FIN 46. FIN 46R requires identification of a company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46R. The implementation of the provisions of FIN 46R in 2003 did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.


4.   Inventories

Inventories at March 31, 2004 (Unaudited) and December 31, 2003 consisted of the following:

                                                 March 31,         December 31,
                                                   2004                2003
                                               ------------        ------------

Raw materials                                  $  4,150,244        $  3,622,369
Work-in-process                                   2,423,951           2,110,612
Finished goods                                    6,254,894           4,808,434
                                               ------------        ------------
                                                 12,829,089          10,541,415
Less:  provision for loss                          (277,503)           (311,993)
                                               ------------        ------------
                                               $ 12,551,586        $ 10,229,422
                                               ============        ============


5.   Liability Related to Acquisition of Joint Venture Assets

In conjunction with the formation of the Jingzhou Sino-foreign joint venture in February 2003, the Company purchased certain operating assets from an unrelated entity and had a remaining liability outstanding of $1,204,819 at December 31, 2003. The Company paid this obligation during the three months ended March 31, 2004.

6. Amounts Due to Shareholders/Directors

The activity in the amounts due to shareholders/directors for the three months ended March 31, 2004 is as follows:

Balance, December 31, 2003                        $5,229,281
Cash advances from shareholders                    2,664,289
                                                  ----------
Balance, March 31, 2004                           $7,893,570
                                                  ==========

At   March   31,   2004   and   December   31,   2003,   the   amounts   due  to
shareholders/directors were unsecured, interest-free and repayable on demand.

During   the   three   months   ended   March   31,   2003,   amounts   due   to
shareholders/directors aggregating $17,167,000 were cancelled. This transaction was accounted for as a contribution to capital.


7.   Minority Interests

During the three months ended March 31, 2004, minority interest holders contributed $1,561,211 of capital to the Company's Sino-foreign joint ventures, which has been shown as an increase in the liability to minority interests in the accompanying balance sheet at March 31, 2004.


8.   Stockholders' Equity

During March 2003, in conjunction with the transaction with Great Genesis described at Note 1, the Company effected a 3.5 to 1 forward split of its outstanding shares of common stock, thus increasing the 5,293,000 shares of common stock outstanding at that time to 18,525,500 shares, of which 17,424,750 shares were then returned to the Company and cancelled.

During March 2003, in conjunction with the transaction with Great Genesis described at Note 1, the Company issued common stock purchase warrants to three consultants to acquire an aggregate of 550,375 shares of common stock, exercisable for a period of one year at $1.20 per share. The aggregate fair value of these warrants, calculated pursuant to the Black-Scholes option-pricing model, was estimated to be $1,300,000, which was charged to operations during the three months ended March 31, 2003.

As of March 31, 2004, the Company did not have any stock options outstanding, and had not adopted a stock option plan.


9.   Income Taxes

The Company's Sino-foreign joint ventures registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. Two of the Company's Sino-foreign joint ventures, Henglong and Jiulong, were subject to a tax rate of 15% during 2003, and are subject to a tax rate of 15% during 2004. The tax rate for the Company's three other subsidiaries, Shenyang, Zhejiang and Zhejiang, has not been ratified. Certain of the Company's
Sino-foreign joint ventures are also entitled to a two-year tax holiday commencing with the first profit-making year.

No provision for Hong Kong profits tax has been made as Ji Long and Great Genesis are investment holding companies and did not have any assessable profits in Hong Kong in 2003.


10.  Significant Concentrations and Related Party Transactions

The Company grants credit to its customers, generally on an open account basis. The Company's customers are all located in the PRC.

During the three months ended March 31, 2004, the Company's ten largest customers accounted for 64.6% of the Company's consolidated net sales, with two customers accounting for in excess of 10% of consolidated net sales, with 24.6% and 13.4% of consolidated net sales, or an aggregate of 38.0% of consolidated net sales. At March 31, 2004, approximately 28% of accounts receivable were from trade transactions with the aforementioned two customers.

During the three months ended March 31, 2003, the Company's ten largest customers accounted for 74.4% of the Company's consolidated net sales, with one customer accounting for in excess of 10% of consolidated net sales, with 26.3% of consolidated sales. At March 31, 2003, approximately 20% of accounts receivable were from trade transactions with the aforementioned one customer.

During the three months ended March 31, 2004 and 2003, sales to related parties aggregated $285,069 and $755,066, respectively.

During the three months ended March 31, 2004 and 2003, purchases from related parties aggregated $394,176 and $567,714, respectively.


11.  Related Party Transactions

Effective August 2, 2003, the Company entered into a five-year License and Technical Assistance Agreement (the "Agreement") with Sino-American, Inc. ("Sino-American"), a United States company controlled by the Company's Chairman and controlling shareholder. The Agreement provided for total payments of $6,000,000 to enable Sino-American to purchase technical assistance and equipment for use in the Company's business operations in China. During November 2003, $2,000,000 was paid by the Company to Sino-American, which was classified as advance payments in the consolidated balance sheets at March 31, 2004 and December 31, 2003, net of amounts expended through such dates.

This agreement also allowed the Company to transfer funds from China to the United States to fund normal corporate general and administrative expenses.

Through March 31, 2004, Sino-American had paid, on behalf of or for the benefit of the Company, a total of $1,506,324, including a $250,000 initial investment in a joint venture with an unrelated party, $255,000 for equipment and $180,000 for software to unrelated third parties, $250,000 to the Company's Chairman and controlling shareholder as reimbursement for costs incurred by him related to the March 2003 recapitalization, and $516,184 for selling, general and administrative expenses for the benefit of or on behalf of the Company. As this Agreement was terminated effective April 1, 2004, the unexpended funds were repaid to the Company subsequent to that date. The $250,000 payment to the Chairman and controlling shareholder was recorded as a charge to operations during the three months ended March 31, 2003.

During the three months ended March 31, 2004 and 2003, the joint ventures entered into related party transactions with companies with common directors as shown below:

                                          Three Months Ended March 31,
                                         -----------------------------
                                             2004             2003
                                         ------------     ------------

           Sales
           - received                    $     81,271     $    154,441
           - receivable                       203,798          600,625

           Purchases
           - paid                                --             43,738
           - payable                          394,176          523,976


These transactions were consummated under similar terms as those with the Company's customers and suppliers.


12.  Restatement

In conjunction with the Company's audit of its consolidated financial statements for the year ended December 31, 2003, the Company conducted a review of its 2002 financial statements, as a result of which restated its balance sheet at December 31, 2002 and the 2003 interim periods. A summary of the effect of these adjustments with respect to the statement of operations for the three months ended March 31, 2003 is as follows:


Net income, as reported                          $    192,000

Deduct:  Costs and expenses
  not properly recorded at
  March 31, 2003                                     (226,098)
                                                 ------------
Net loss, as revised                             $    (34,098)
                                                 ============


Net income per common share -
  basic and diluted - as reported                $       0.01

Deduct:  Costs and expenses
  not properly recorded at
  March 31, 2003                                        (0.01)
                                                 ------------
Net loss per common share -
  basic and diluted - as adjusted                $      (0.00)
                                                 ============

Weighted average common shares
  outstanding -
  Basic                                            21,244,475
  Diluted                                          21,616,350

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries' interests in the Sino-foreign joint ventures described below, is referred to herein as the "Company". The Company, through its Sino-foreign joint ventures described below, is engaged in the manufacture and sale of automotive systems and components in the People's Republic of China (the "PRC" or "China") as described below.

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

Ji Long owns the following aggregate net interests in five Sino-foreign joint ventures organized in the PRC as of March 31, 2004 and December 31, 2003:

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

Henglong and Jiulong are mainly engaged in the production of rack and pinion power steering gears and integral ball and nut power steering gears for cars, light and heavy-duty vehicles. Shenyang and Zhejiang were established in 2002 and are focused on power steering parts and power steering pumps. Jingzhou was formed in 2003 to produce environmental textiles and raw materials. At present, Henglong, Jiulong and Shenyang are the main revenue-generating entities.

At December 31, 2002, the investors in Shenyang were Ji Long, Henglong, Shengyang Automotor Industry Investment Corporation and Shenyang Jinbei Automotor Industry Co., Ltd. On December 12, 2002, according to a decision made at the meeting of the board of directors, 30% of the stock rights in Shenyang held by Henglong were to be transferred to Ji Long, and 17% of the stock rights in Shenyang held by Shenyang Automotor Industry Investment Corporation were to be transferred to Shenyang Jinbei Automotor Industry Co., Ltd. On January 8, 2003, Ji Long and Henglong signed an agreement for the transfer of stock rights, which was approved by the applicable PRC authorities on May 22, 2003. As of December 31, 2002, the Company owned 25% of Shenyang directly and 12.6% of Shenyang indirectly through its ownership in Henglong, for a combined ownership of 37.6%. The Company accounted for this increase in ownership in Shenyang during the three months ended June 30, 2003, with an appropriate adjustment to the minority interest. As of March 31, 2004, the Company owned 55.0% of Shenyang directly.

Jingzhou was formed in February 2003 to produce environmental textiles and raw materials, and is owned 51% by Ji Long and 49% by Cixi City Fulida Synthetic Fibre Co., Ltd. As the minority interest partner has the right to participate in management, the Company accounted for its interest in this Sino-foreign joint venture under the equity method of accounting through September 30, 2003. As a result of the execution of an "Act in Concert" Agreement for Jingzhou during the three months ended December 31, 2003, the Company consolidated Jingzhou as of December 31, 2003 and for the year then ended.

During early 2003, the Directors of the Company and the other joint venturers in the Company's Sino-foreign joint ventures (except for Jingzhou) executed "Act in Concert" agreements, resulting in the Company having voting control in such Sino-foreign joint ventures. The Company is in the process of making application to the relevant PRC authorities for their approval to effect this change through amendments to the respective joint venture agreements. Consequently, effective January 1, 2003, the Company changed from equity accounting to consolidation accounting for its investments in Sino-foreign joint ventures (except for Jingzhou). Prior to January 1, 2003, the Company used the equity method pursuant to Emerging Issues Task Force Issue No. 96-16, which states that if a minority joint venture partner has the right to participate in management, the majority joint venture partner is required to account for its interest in the joint venture under the equity method of accounting.

In May 2003, Henglong outsourced to Jiulong the production of an integral power steering system. Jiulong sells the related finished product to Henglong, which then sells the product to third parties. All intercompany profit is eliminated on consolidation. The transferred profit due to this transaction has been recorded in the interest account of minority shareholders according to their investment ratios since that date.

Critical Accounting Policies:

The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

Minority interests refer to the percentage of the owner's equity of a subsidiary owned by those investors other than the parent company. Minority interests in the condensed consolidated financial statements means the percentage of the Company's net assets owned by shareholders of the Company's Sino-foreign joint ventures other than the Company, according to their respective investment ratios.

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

Results of Operations:

Three Months Ended March 31, 2004 and 2003:

Net Sales. Net sales were $12,833,756 for the three months ended March 31, 2004, as compared to $11,102,071 for the three months ended March 31, 2003, an increase of $1,731,685 or 15.6%. The increase in sales in 2004 as compared to 2003 was a result of several factors.

In the first half of 2003, the SARS virus spread through most of China, which had a substantial negative impact on consumer spending and, in particular, automobile sales in China during the nine months ended September 30, 2003. As a parts supplier to the automobile industry, the Company's sales were also affected. As a result, during the three months ended March 31, 2003, the sales of the Company's Henlong, Jiulong and Shenyang Sino-foreign joint ventures were below budgeted sales levels.

During the latter part of 2003, the Company expanded its product lines, which the Company believes contributed to sales increases during 2004 at its Jiulong and Shenyang Sino-foreign joint ventures.

During the three months ended March 31, 2003, the Zhejiang and Jingzhou Sino-foreign joint ventures were in the initial development stage, and were primarily engaged in preparations to begin production. Sustained production and sales commenced during the three months ended December 31, 2003. Incremental net sales from these joint ventures in 2004 as compared to 2003 were approximately $2,200,000, while net sales from the Henglong, Jiulong and Shenyang Sino-foreign joint ventures decreased by an aggregate of approximately $500,000 in 2004 as compared to 2003, resulting in a net increase in sales of approximately $1,700,000 in 2004 as compared to 2003. The decrease in net sales at Henglong, Jiulong and Shenyang in 2004 as compared to 2003 was due to reduced demand by the Chinese automobile industry during the three months ended March 31, 2004 as automobile manufacturers reduced their December 31, 2003 inventory levels. The Company had experienced strong sales growth during the three months ended December 31, 2003, which had resulted in a build-up in automobile manufacturer's inventory levels at December 31, 2003.

Gross Profit. Gross profit was $4,588,006 or 35.7% of net sales for the three months ended March 31, 2004, as compared to $5,199,961 or 46.8% of net sales for the three months ended March 31, 2003.

The decrease in the gross margin in 2004 was consistent with the Company's expectations regarding the impact of rising raw material costs in the latter part of 2003, which the Company anticipated would cause gross margins to decrease to approximately 35% during 2004.

In response, the Company intends to attempt to reduce costs and at the same time continue to improve the quality of its products. The Company believes that high quality products will not only enable the Company to maintain its gross margins, but can also reduce production losses and after-sale service requirements.

The Company also intends to increase its investment in advanced production equipment to improve manufacturing efficiency, while at the same time reducing labor costs. During the year ended December 31, 2003, labor costs accounted for approximately 10% of net sales. Through expanded use of numerical control machines and automatic assembly lines, the Company anticipates reducing labor costs to less than 8% of net sales by the end of 2004.

The Company also intends to optimize product design and its production organization to reduce the consumption of raw materials. During the year ended December 31, 2003, raw material costs accounted for approximately 40% of net sales. During the three months ended March 31, 2004, the price of steel, the

Company's primary raw material, rose 20% in China. The Company estimates that the average price increase during 2004 will be 15%. The Company will attempt to enhance the processes that control production and optimize the structural design of its products, with the objective being to decrease the use of raw materials and direct material costs up to 3% of net sales. Combined with the above-mentioned two factors, the Company expects that direct material costs will increase to 52% of net sales in 2004.

Selling. Selling expenses were $408,434 for the three months ended March 31, 2004, as compared to $279,791 for the three months ended March 31, 2003, an increase of $128,643 or 46.0%, due to an increased level of operations in 2004. The major components of selling expenses are salaries and wages, supplies, travel, transportation, sales service costs, rent, office expenses and advertising.

General and Administrative. General and administrative expenses were $2,185,072 for the three months ended March 31, 2004, as compared to $1,714,343 for the three months ended March 31, 2003, an increase of $470,729 or 27.5%, primarily as a result of an increased level of business activity and the costs of operating a public company.

Depreciation  and  Amortization.   Depreciation  and   amortization,   excluding
depreciation and amortization included in cost of sales, was $118,384 for the three months ended March 31, 2004, as compared to $84,339 for the three months ended March 31, 2003, an increase of $34,045 or 40.4%, as a result of increases to property, plant and equipment.

Stock-Based Compensation. During March 2003, in conjunction with the transaction with Great Genesis described above, the Company issued common stock purchase warrants to three consultants to acquire an aggregate of 550,375 shares of common stock, exercisable for a period of one year at $1.20 per share. The aggregate fair value of these warrants, calculated pursuant to the Black-Scholes option-pricing model, was estimated to be $1,300,000, which was charged to operations during the three months ended March 31, 2003.

Income From Operations. Income from operations was $1,876,116 for the three months ended March 31, 2004, as compared to $1,821,488 for the three months ended March 31, 2003.

Other Non-Operating Income. Other non-operating income was $118,833 for the three months ended March 31, 2004, as compared to $238,476 for the three months ended March 31, 2003.

Financial Expenses. Financial expenses were $84,888 for the three months ended March 31, 2004, as compared to $59,105 for the three months ended March 31, 2003, as a result of increased interest-bearing debt.

Income Before Income Taxes. Income before income taxes was $1,910,061 for the three months ended March 31, 2004, as compared to $2,000,859 for the three months ended March 31, 2003.

Income Taxes. Income tax expense was $312,400 for the three months ended March 31, 2004, as compared to $445,528 for the three months ended March 31, 2003.

Income Before Minority Interest. Income before minority interest was $1,597,661 for the three months ended March 31, 2004, as compared to $1,555,331 for the three months ended March 31, 2003.

Minority Interests. The Company recorded minority interests' share in the earnings of the Sino-foreign joint ventures aggregating $583,872 for the three months ended March 31, 2004, as compared to $1,589,429 for the three months ended March 31, 2003.

The Company owns varying equity interests in five Sino-foreign joint ventures through which it conducts its operations, all of which were consolidated in 2004 and 2003. The Company records the minority interests' share in the earnings of the respective Sino-foreign joint ventures for each period. Since the Company does not own the same equity interest in each Sino-foreign joint venture, a comparison of the Company's consolidated results of operations for different periods can be significantly affected by the performance mix of the individual joint ventures. The minority interests' aggregate share in the earnings of the Sino-foreign joint ventures decreased in 2004 as compared to 2003 primarily as a result of a decrease in net income from Henglong, a 42%-owned Sino-foreign joint venture, and an increase in net income from Jiulong, an 81%-owned Sino-foreign joint venture.

Net Income (Loss). Net income was $1,013,789 for the three months ended March 31, 2004, as compared to a net loss of $34,098 for the three months ended March 31, 2003.

Financial Condition - March 31, 2004:

Liquidity and Capital Resources:

The Company has relied primarily on cash flow from operations, bank loans and advances and investments from its shareholders for its capital requirements since inception.

Operating. The Company's operations utilized cash of $1,176,454 for the three months ended March 31, 2004, as compared to providing cash of $3,704,271 for the three months ended March 31, 2003. The Company's operations utilized cash in 2004 as a result of cash utilized for advance payments and inventories.

At March 31, 2004, cash and cash equivalents were $14,161,563, as compared to $10,730,882 at December 31, 2003. Working capital was $21,511,665 at March 31, 2004, as compared to $19,944,120 at December 31, 2003, reflecting current ratios of 1.37:1 and 1.39:1, respectively.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenditures through the remainder of the year ending December 31, 2004.

Investing. During the three months ended March 31, 2004, the Company expended $2,389,450 in investing activities, consisting of an increase in other receivables of $982,233 and payments to acquire fixed assets of $1,407,217. During the three months ended March 31, 2003, the Company expended $1,920,440 in investing activities, consisting of an increase in other receivables of $1,241,873 and payments to acquire fixed assets of $678,567.

Financing. During the three months ended March 31, 2004, the Company generated $6,996,585 from financing activities, consisting of bank loans of $3,975,904, advances from shareholders/directors of $2,664,289 and contributions to capital by minority interest holders of $1,561,211, less a decrease in a liability related to the acquisition of joint venture assets of $1,204,819. During the three months ended March 31, 2003, the Company generated $2,280,367 from financing activities, consisting of bank loans of $1,204,819 and advances from shareholders/directors of $1,443,067, less dividends paid of $367,519.

During   the   three   months   ended   March   31,   2003,   amounts   due   to
shareholders/directors aggregating $17,167,000 were cancelled. This transaction was accounted for as a contribution to capital.

Advances from shareholders/directors have been used to fund the Company's investments in joint ventures.

Off-Balance Sheet Arrangements:

At March 31, 2004, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Commitments and Contingencies:

The Company has the following material contractual obligations and capital expenditure commitments:

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

On October 20, 2003, Henglong entered into a contract to purchase a land use right relating to parcel of land for $3,680,000 and paid a $361,000 deposit. This transaction is expected to close in 2004.

On October 5, 2003, Henglong entered into a letter of intent for a joint venture with Advanced Custom Sensors, Inc. to develop a sensor production facility in Wuhan, China. Pursuant to the letter of intent, Henglong will be responsible for initial loans and payments of $500,000, payable in two installments of $250,000, to be used for the development of related products, the training of personnel, and other operating costs. The first payment of $250,000 was made on February 12, 2004. The Company expects to make the second payment of $250,000 during 2004.


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

          Three Months Ended March 31, 2004: None

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




                                             CHINA AUTOMOTIVE SYSTEMS, INC.
                                             ------------------------------
                                                      (Registrant)




DATE:  May 19, 2004                     By:  /s/ HANLIN CHEN
                                             -----------------------
                                             Hanlin Chen
                                             President and Chief
                                             Executive Officer




DATE:  May 19, 2004                     By:  /s/ DAMING HU
                                             -----------------------
                                             Daming Hu
                                             Chief Financial Officer

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