Form 10QSB
period 2004-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2004-08-13
CIK 1157762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to _________


                        Commission file number: 000-33123

                         China Automotive Systems, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



           Delaware                                             33-0885775
-------------------------------                           ----------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                           Identification Number)



                  No. 1 Henglong Road, Yu Qiao Development Zone
                 Shashi District, Jing Zhou City, Hubei Province
                           People's Republic of China
              ----------------------------------------------------
                    (Address of principal executive offices)


                   Issuer's telephone number:  (86) 716-8329196

                                 Not Applicable
     ---------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [  ]

         As of June 30, 2004, the Company had 22,574,542 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format: Yes [  ] No [X]

         Documents incorporated by reference: None.

                         CHINA AUTOMOTIVE SYSTEMS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 2004 (Unaudited) and December 31, 2003

         Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2004 and 2003

         Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) - Three Months and Six Months Ended June 30, 2004 and 2003

         Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2004 and 2003

       Notes to Condensed Consolidated Financial Statements (Unaudited) -
            Three Months and Six Months Ended June 30, 2004 and 2003

        Item 2. Management's Discussion and Analysis or Plan of Operation

         Item 3. Controls and Procedures


PART II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                 China Automotive Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                   June 30,        December 31,
                                                     2004              2003
                                                -------------     -------------
                                                 (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                     $  16,542,174     $  10,730,882
  Pledged cash deposits                             1,550,455         1,272,067
  Accounts and notes receivable,
    including $1,381,525 and
    $1,248,328 from related
    parties at June 30, 2004
    and December 31, 2003,
    respectively, net of an
     allowance for doubtful
    accounts of $3,134,667 and
    $2,757,374 at June 30, 2004
    and December 31, 2003,
    respectively                                   29,679,361        38,680,011
  Advance payments, including
    $643,769 and $1,513,973
    to related parties at
    June 30, 2004 and
    December 31, 2003,
    respectively, net of an
    allowance for doubtful
    accounts of $191,364                           10,565,144         9,980,367
  Inventories                                      14,820,569        10,229,422
                                                -------------     -------------
Total current assets                               73,157,703        70,892,749
                                                -------------     -------------


Property, plant and equipment                      32,793,599        28,050,079
Less:  Accumulated depreciation                    (6,886,687)       (5,700,023)
                                                -------------     -------------
                                                   25,906,912        22,350,056
                                                -------------     -------------

Intangible assets, net                                178,596           218,639
Other receivables, including
   $489,607 and $1,472,758
   from related parties at
   June 30, 2004 and December
   31, 2003, respectively, net
   of an allowance for doubtful
   accounts of $1,118,299 and
   $1,053,047 at June 30, 2004
   and December 31, 2003,
   respectively                                     2,446,059         2,313,017
Long-term investments                                  72,289            72,289
                                                -------------     -------------
Total assets                                    $ 101,761,559     $  95,846,750
                                                =============     =============


                                   (continued)

                 China Automotive Systems, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)

                                                    June 30,       December 31,
                                                      2004             2003
                                                  ------------     ------------
                                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank loans                                      $ 14,216,867     $  9,638,554
  Accounts and notes payable,
    including $613,669 and
    $1,175,006 to related parties
    at June 30, 2004 and December
    31, 2003, respectively                          27,157,239       23,017,221
  Customer deposits                                  1,252,516          907,519
  Accrued payroll and related costs                  2,281,986        1,173,576
  Accrued expenses and other payables                3,788,175        1,992,207
  Accrued pension costs                              1,984,823        1,516,649
  Liability related to acquisition of
    joint venture assets                                  --          1,204,819
  Taxes payable                                      4,755,816        6,268,803
  Amounts due to shareholders/directors                564,913        5,229,281
                                                  ------------     ------------
Total current liabilities                           56,002,335       50,948,629
                                                  ------------     ------------

Long-term liabilities                                  196,547          196,547

Minority interests                                  17,319,856       18,686,712

Stockholders' equity:
Preferred stock, $0.0001 par value -
  Authorized - 20,000,000 shares
  Issued and outstanding - None                           --               --
Common stock, $0.0001 par value -
  Authorized - 80,000,000 shares
  Issued and Outstanding -
    22,574,542 shares at June 30,
    2004 and December 31, 2003                           2,257            2,257
Additional paid-in capital                          18,789,793       18,779,880
Retained earnings -
  Appropriated                                       4,225,222        3,775,254
  Unappropriated                                     5,222,580        3,461,621
Foreign currency translation gain
  (loss)                                                 2,969           (4,150)
                                                  ------------     ------------
Total stockholders' equity                          28,242,821       26,014,862
                                                  ------------     ------------
Total liabilities and stockholders'
  equity                                          $101,761,559     $ 95,846,750
                                                  ============     ============



     See accompanying notes to condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)

                                                   Three Months Ended June 30,
                                                 ------------------------------
                                                     2004              2003
                                                 ------------      ------------
                                                                    (Restated -
                                                                      Note 12)

Net sales, including $372,454
  and $1,259,934 to related parties
  in 2004 and 2003, respectively                 $ 16,249,817      $ 12,733,793

Cost of sales, including $362,182
  and $1,038,835 purchased from
  related parties in 2004 and
  2003, respectively                                9,476,427         7,047,257
                                                 ------------      ------------
  Gross profit                                      6,773,390         5,686,536
                                                 ------------      ------------

Costs and expenses:
  Selling                                             878,922           375,535
  General and administrative                        2,480,948         1,802,424
  Depreciation and amortization                       132,231            80,956
                                                 ------------      ------------
  Total costs and expenses                          3,492,101         2,258,915
                                                 ------------      ------------
Income from operations                              3,281,289         3,427,621
                                                 ------------      ------------

Other income (expense):
  Other non-operating income                          326,600           109,445
  Financial expenses                                 (260,714)          (63,554)
                                                 ------------      ------------
  Other income, net                                    65,886            45,891
                                                 ------------      ------------
Income before income taxes                          3,347,175         3,473,512

Income taxes                                          452,988           534,803
                                                 ------------      ------------
Income before minority interest                     2,894,187         2,938,709

Minority interests                                  1,088,829         1,428,357
                                                 ------------      ------------
Net income                                       $  1,805,358      $  1,510,352
                                                 ============      ============

Net income per common share -
  Basic                                          $       0.08      $       0.07
  Diluted                                        $       0.08      $       0.07

Weighted average number of
  common shares outstanding -
  Basic                                            22,574,542        22,015,000
  Diluted                                          22,574,542        22,490,450



     See accompanying notes to condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)

                                                   Six Months Ended June 30,
                                                 ------------------------------
                                                   2004                 2003
                                                 ------------      ------------
                                                                    (Restated -
                                                                      Note 12)

Net sales, including $657,523
  and $2,015,000 to related parties
  in 2004 and 2003, respectively                 $ 29,083,573      $ 23,835,864

Cost of sales, including $756,358
  and $1,606,549 purchased from
  related parties in 2004 and
  2003, respectively                               17,722,177        12,949,367
                                                 ------------      ------------
  Gross profit                                     11,361,396        10,886,497
                                                 ------------      ------------

Costs and expenses:
  Selling                                           1,287,356           655,326
  General and administrative                        4,666,020         3,516,767
  Depreciation and amortization                       250,615           165,295
  Stock-based compensation                               --           1,300,000
                                                 ------------      ------------
  Total costs and expenses                          6,203,991         5,637,388
                                                 ------------      ------------
Income from operations                              5,157,405         5,249,109
                                                 ------------      ------------

Other income (expense):
  Other non-operating income                          445,433           347,921
  Financial expenses                                 (345,602)         (122,659)
                                                 ------------      ------------
  Other income, net                                    99,831           225,262
                                                 ------------      ------------
Income before income taxes                          5,257,236         5,474,371

Income taxes                                          765,388           980,331
                                                 ------------      ------------
Income before minority interest                     4,491,848         4,494,040

Minority interests                                  1,672,701         3,017,786
                                                 ------------      ------------
Net income                                       $  2,819,147      $  1,476,254
                                                 ============      ============

Net income per common share -
  Basic                                          $       0.12      $       0.07
  Diluted                                        $       0.12      $       0.07

Weighted average number of
  common shares outstanding -
  Basic                                            22,574,542        21,648,083
  Diluted                                          22,574,542        21,971,592



     See accompanying notes to condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
  Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)


                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                        2004             2003
                                                     ----------       ----------
                                                                     (Restated -
                                                                       Note 12)

Net income                                           $1,805,358       $1,510,352

Other comprehensive income (loss):
  Foreign currency translation gain                       2,934             --
                                                     ----------       ----------
Comprehensive income                                 $1,808,292       $1,510,352
                                                     ==========       ==========


                 China Automotive Systems, Inc. and Subsidiaries
   Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)


                                                      Six Months Ended June 30,
                                                     ---------------------------
                                                        2004             2003
                                                     ----------       ----------
                                                                     (Restated -
                                                                       Note 12)

Net income                                           $2,819,147       $1,476,254

Other comprehensive income (loss):
  Foreign currency translation gain                       7,119             --
                                                     ----------       ----------
Comprehensive income                                 $2,826,266       $1,476,254
                                                     ==========       ==========



     See accompanying notes to condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                    Six Months Ended June 30,
                                                  ------------------------------
                                                      2004             2003
                                                  ------------     ------------
                                                                    (Restated -
                                                                      Note 12)

Cash flows from operating activities:
Net income                                        $  2,819,147     $  1,476,254
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Minority interests                               1,672,701        3,017,786
    Issuance of warrants to consultants                   --          1,300,000
    Depreciation and amortization                    1,233,824          930,567
    Other operating adjustments                     (1,010,255)         450,403
    Changes in operating assets and
      liabilities:
      (Increase) decrease in:
        Pledged deposits                              (278,388)      (1,367,589)
        Accounts receivable                          9,000,650       (5,180,083)
        Advance payments                              (584,777)      (1,347,549)
        Inventories                                 (4,591,147)      (1,017,596)
      Increase (decrease) in:
        Accounts and notes payable                   4,140,018        3,642,923
        Customer deposits                              344,997         (262,458)
        Accrued payroll and related
          costs                                      1,108,410         (173,259)
        Accrued expenses and other
          payables                                   1,795,968          335,405
        Accrued pension costs                          468,174          386,199
        Taxes payable                               (1,512,987)        (521,202)
                                                  ------------     ------------
Net cash provided by operating activities           14,606,335        1,669,801
                                                  ------------     ------------

Cash flows from investing activities:
  (Increase) decrease in other
     receivables                                      (133,042)         739,084
  Cash paid to acquire fixed assets                 (4,743,520)      (1,126,170)
                                                  ------------     ------------
Net cash used in investing activities               (4,876,562)        (387,086)
                                                  ------------     ------------


                                   (continued)

                 China Automotive Systems, Inc. and Subsidiaries
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)


                                                    Six Months Ended June 30,
                                                 ------------------------------
                                                     2004              2003
                                                 ------------      ------------
                                                                    (Restated -
                                                                      Note 12)

Cash flows from financing activities:
  Proceeds from bank loans, net                  $  4,578,313      $  4,819,277
  Dividends paid                                   (4,469,379)       (5,555,819)
  Increase (decrease) in amounts due to
    shareholders/directors                         (4,664,368)        1,569,068
  Contributions to capital by minority
    interest holders                                1,841,772              --
  Decrease in liability related to
    acquisition of joint venture assets            (1,204,819)             --
                                                 ------------      ------------
Net cash provided by (used in)
    financing activities                           (3,918,481)          832,526
                                                 ------------      ------------

Cash and cash equivalents:
  Net increase                                      5,811,292         2,115,241
  At beginning of period                           10,730,882              --
  Adjustment as a result of change
    to consolidation accounting
    from equity accounting
    effective January 1, 2003                            --           5,618,436
                                                 ------------      ------------
  At end of period                               $ 16,542,174      $  7,733,677
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

                 China Automotive Systems, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
            Three Months and Six Months Ended June 30, 2004 and 2003


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

Ji Long owns the following aggregate net interests in five Sino-foreign joint ventures organized in the PRC as of June 30, 2004:

                                                                    Percentage
Name of Entity                                                       Interest
---------------------------                                       --------------

Jingzhou Henglong Automotive Parts
  Co. Limited ("Henglong")                                             42.0%

Shashi Jiulong Power Steering Co.
  Limited ("Jiulong")                                                  81.0%

Shenyang Jinbei Henglong Automotive
  Steering System Co. Limited ("Shenyang")                             70.0%

Zhejiang Henglong & Vie Pump-Manu Co.
  Limited ("Zhejiang")                                                 51.0%

Jingzhou Henglong Fulida Textile Co., Ltd.
  ("Jingzhou")                                                         51.0%

Henglong and Jiulong are mainly engaged in the production of rack and pinion power steering gears and integral ball and nut power steering gears for cars, light and heavy-duty vehicles. Shenyang and Zhejiang were established in 2002 and are focused on power steering parts and power steering pumps. Jingzhou was formed in 2003 to produce environmental textiles and raw materials. At present, Henglong, Jiulong, Shenyang and Zhejiang are the main revenue-generating entities.

At December 31, 2002, the investors in Shenyang were Ji Long, Henglong, Shengyang Automotive Industry Investment Corporation and Shenyang Jinbei Automotive Industry Co., Ltd. On December 12, 2002, according to a decision made at the meeting of the board of directors, 30% of the stock rights in Shenyang held by Henglong were to be transferred to Ji Long, and 17% of the stock rights in Shenyang held by Shenyang Automotive Industry Investment Corporation were to be transferred to Shenyang Jinbei Automotive Industry Co., Ltd. On January 8, 2003, Ji Long and Henglong signed an agreement for the transfer of stock rights, which was approved by the applicable PRC authorities on May 22, 2003. As of December 31, 2002, the Company owned 25% of Shenyang directly and 12.6% of Shenyang indirectly through its ownership in Henglong, for a combined ownership of 37.6%. As of December 31, 2003, the Company owned 55% of Shenyang directly. The Company accounted for this increase in ownership in Shenyang from January 1, 2003, with an appropriate adjustment to the minority interest. On April 8, 2004, according to a decision made at the meeting of the board of directors, Shenyang's registered capital and total capital was increased from $5,421,687 (RMB45,000,000) to $8,132,530 (RMB67,500,000); the Chinese investor was changed from Shenyang Jinbei Automotive Industry Co., Ltd. to Shenyang Jinbei Automotive Company Limited. The shareholder transfer and capital increase, along with the newly signed Joint Venture Agreement and Articles of Incorporation, have been approved by the applicable PRC authorities. Accordingly, Shenyang's registered capital is now $8,132,530 (RMB67,500,000), including $5,692,771 (RMB47,250,000)
from the Company, which is 70% of the total registered capital, and $2,439,759 (RMB20,250,000) from Shenyang Jinbei Automotive Company Limited, which is 30% of the total registered capital. The increase in capital of $2,710,843 (RMB22,500,000) has been injected into Shenyang.

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

Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and Sino-foreign joint ventures (except for Jingzhou in 2003) for the three months and six months ended June 30, 2004 and 2003. All significant inter-company accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2004, the results of operations for the three months and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. The consolidated balance sheet as of December 31, 2003 is derived from the Company's audited financial statements.

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

The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

Income (Loss) Per Share - Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of warrants. Income per common share calculations for the six months ended June 30, 2003 reflect the retroactive restatement of the shareholders' equity section to reflect the March 2003 recapitalization. The Company had potentially dilutive securities consisting of warrants to purchase 550,375 shares of common stock exercisable at $1.20 per share outstanding at June 30, 2003. The Company did not have any potentially dilutive securities outstanding at June 30, 2004.

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

The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options or warrants to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per common share had the fair value of the stock options and warrants been recorded in the financial statements. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common hare of the estimated fair market value of stock options or warrants issued to employees. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options and warrants is measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock.

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

The Company's only component of other comprehensive income (loss) is foreign currency translation gain of $2,934 and $7,119 for the three months and six months ended June 30, 2004. This amount has been recorded as a separate component of stockholders' equity.

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

As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures such as the lever of exchange rate, it remains possible for the PRC government to exert significant influence on the PRC economy.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issue classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant effect on the Company's financial statement presentation or disclosures.

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


4.   Inventories

Inventories at June 30, 2004 (Unaudited) and December 31, 2003 consisted of the following:

                                                 June 30,          December 31,
                                                   2004                2003
                                               ------------        ------------
Raw materials                                  $  4,661,535        $  3,622,369
Work-in-process                                   2,508,955           2,110,612
Finished goods                                    8,152,262           4,808,434
                                               ------------        ------------
                                                 15,322,752          10,541,415
Less:  provision for loss                          (502,183)           (311,993)
                                               ------------        ------------
                                               $ 14,820,569        $ 10,229,422
                                               ============        ============

5.   Liability Related to Acquisition of Joint Venture Assets

In conjunction with the formation of the Jingzhou Sino-foreign joint venture in February 2003, the Company purchased certain operating assets from an unrelated entity and had a remaining liability outstanding of $1,204,819 at December 31, 2003. The Company paid this obligation during the six months ended June 30, 2004.


6. Amounts Due to Shareholders/Directors

The activity in the amounts due to shareholders/directors for the six months ended June 30, 2004 is as follows:

Balance, December 31, 2003                                          $ 5,229,281
Cash advances from shareholders                                       2,664,289
Cash disbursements to shareholders                                   (7,328,657)
                                                                    -----------
Balance, June 30, 2004                                              $   564,913
                                                                    ===========

At   June   30,   2004   and   December   31,   2003,   the   amounts   due   to
shareholders/directors were unsecured, interest-free and repayable on demand.

During   the   three   months   ended   March   31,   2003,   amounts   due   to
shareholders/directors aggregating $17,167,000 were cancelled. This transaction was accounted for as a contribution to capital.


7.   Minority Interests

During the three months and six months ended June 30, 2004, minority interest holders contributed $280,561 and $1,841,772, respectively, of capital to the Company's Sino-foreign joint ventures, which has been shown as an increase in the liability to minority interests in the accompanying balance sheet at June 30, 2004.


8.   Stockholders' Equity

During March 2003, in conjunction with the transaction with Great Genesis described at Note 1, the Company effected a 3.5 to 1 forward split of its outstanding shares of common stock, thus increasing the 5,293,000 shares of common stock outstanding at that time to 18,525,500 shares, of which 17,424,750 shares were then returned to the Company and cancelled.

During March 2003, in conjunction with the transaction with Great Genesis described at Note 1, the Company issued common stock purchase warrants to three consultants to acquire an aggregate of 550,375 shares of common stock, exercisable for a period of one year at $1.20 per share. The aggregate fair value of these warrants, calculated pursuant to the Black-Scholes option-pricing model, was estimated to be $1,300,000, and was charged to operations during the six months ended June 30, 2003.

As of June 30, 2004, the Company did not have any stock options outstanding, and had not adopted a stock option plan.


9.   Income Taxes

The Company's Sino-foreign joint ventures registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. Two of the Company's Sino-foreign joint ventures, Henglong and Jiulong, were subject to a tax rate of 15% during 2003, and are also subject to a tax rate of 15% during 2004. Shenyang, were subject to a two-year tax holiday commencing with the first profit-making year which were entitled by Sino-foreign joint ventures in accordance with the relevant income tax laws. Year 2004 is the second profit-making year of Shenyang. The tax rate for the Company's two other subsidiaries, Zhejiang and Jingzhou, has not been ratified.

No provision for Hong Kong profits tax has been made as Ji Long and Great Genesis are investment holding companies and did not have any assessable profits in Hong Kong in 2003.


10.  Significant Concentrations and Related Party Transactions

The Company grants credit to its customers, generally on an open account basis. The Company's customers are all located in the PRC.

During the three months ended June 30, 2004, the Company's ten largest customers accounted for 68.0% of the Company's consolidated net sales, with two customers accounting for in excess of 10% of consolidated net sales, with 16.8% and 16.7% of consolidated net sales, or an aggregate of 33.5% of consolidated net sales. At June 30, 2004, approximately 22.9% of accounts receivable were from trade transactions with the aforementioned two customers.

During the six months ended June 30, 2004, the Company's ten largest customers accounted for 66.5% of the Company's consolidated net sales, with two customers accounting for in excess of 10% of consolidated net sales, with 20.2% and 15.3% of consolidated sales, or an aggregate of 35.5% of consolidated net sales. At June 30, 2004, approximately 22.9% of accounts receivable were from trade transactions with the aforementioned two customers.

During the three months ended June 30, 2003, the Company's ten largest customers accounted for 79.5% of the Company's consolidated net sales, with two customers accounting for in excess of 10% of consolidated net sales, with 25.7% and 14.3% of consolidated net sales, or an aggregate of 40.0% of consolidated net sales. At June 30, 2004, approximately 28.6% of accounts receivable were from trade transactions with the aforementioned two customers.

During the six months ended June 30, 2003, the Company's ten largest customers accounted for 77.1% of the Company's consolidated net sales, with two customers accounting for in excess of 10% of consolidated net sales, with 26.0% and 12.0% of consolidated sales, or an aggregate of 38.0% of consolidated net sales. At June 30, 2003, approximately 28.6% of accounts receivable were from trade transactions with the aforementioned two customers.

During the three months ended June 30, 2004 and 2003, sales to related parties aggregated $372,454 and $1,259,934, respectively.

During the six months ended June 30, 2004 and 2003, sales to related parties aggregated $657,523 and $2,015,000, respectively.

During the three months ended June 30, 2004 and 2003, purchases from related parties aggregated $362,182 and $1,038,835, respectively.

During the six months ended June 30, 2004 and 2003, purchases from related parties aggregated $756,358 and $1,606,549, respectively.

11.  Related Party Transactions

Effective August 2, 2003, the Company entered into a five-year License and Technical Assistance Agreement (the "Agreement") with Sino-American, Inc. ("Sino-American"), a United States company controlled by the Company's Chairman and controlling shareholder. The Agreement provided for total payments of $6,000,000 to enable Sino-American to purchase technical assistance and equipment for use in the Company's business operations in China. During November 2003, $2,000,000 was paid by the Company to Sino-American, which was classified as advance payments in the consolidated balance sheets at June 30, 2004 and December 31, 2003, net of amounts expended through such dates.

This agreement also allowed the Company to transfer funds from China to the United States to fund normal corporate general and administrative expenses.

Through June 30, 2004, Sino-American had paid, on behalf of or for the benefit of the Company, a total of $1,690,090, including a $250,000 initial investment in a joint venture with an unrelated party, $255,000 for equipment and $180,000 for software to unrelated third parties, $250,000 to the Company's Chairman and controlling shareholder as reimbursement for costs incurred by him related to the March 2003 recapitalization, and $755,090 for selling, general and administrative expenses for the benefit of or on behalf of the Company. As this Agreement was terminated effective April 1, 2004, the unexpended funds were repaid to the Company subsequent to that date or continue to be used to pay normal operating expenses on behalf of the Company. The $250,000 reimbursement to the Chairman and controlling shareholder was recorded as a charge to operations during the three months ended March 31, 2003.

During the three months and six months ended June 30, 2004 and 2003, the joint ventures entered into related party transactions with companies with common directors as shown below:

                                                   Three Months Ended June 30,
                                                --------------------------------
                                                   2004                  2003
                                                ----------            ----------

           Sales
           - received                           $     --              $     --
           - receivable                            372,454             1,259,934

           Purchases
           - paid                                     --                 747,835
           - payable                               362,182               291,000


                                                    Six Months Ended June 30,
                                                --------------------------------
                                                   2004                  2003
                                                ----------            ----------
           Sales
           - received                           $     --              $  720,000
           - receivable                            657,523             1,295,000

           Purchases
           - paid                                  142,689             1,315,549
           - payable                               613,669               291,000


These transactions were consummated under similar terms as those with the Company's customers and suppliers.

12.  Restatement

In conjunction with the Company's audit of its consolidated financial statements for the year ended December 31, 2003, the Company conducted a review of its 2002 financial statements, as a result of which restated its balance sheet at December 31, 2002 and the 2003 interim periods. A summary of the effect of these adjustments with respect to the statement of operations for the three months and six months ended June 30, 2003 is as follows:

Three months ended June 30, 2003:

Net income, as reported                                              $   626,000
Add:  Costs and expenses
   properly recorded in 2002, net                                        884,352
                                                                     -----------
Net income, as revised                                               $ 1,510,352
                                                                     ===========

Net income per common share -
  basic and diluted - as reported                                    $      0.03

Add:  Costs and expenses
  properly recorded in 2002, net                                            0.04
                                                                     -----------
Net income per common share -
  basic and diluted - as adjusted                                    $      0.07
                                                                     ===========

Weighted average common shares
  outstanding -
  Basic                                                               22,015,000
  Diluted                                                             22,490,450


Six months ended June 30, 2003:

Net income, as reported                                              $   818,000

Add:  costs and expenses
  properly recorded during 2002, net                                     658,254
                                                                     -----------
Net income, as revised                                               $ 1,476,254
                                                                     ===========

Net income per common share -
  basic and diluted - as reported                                    $      0.04

Add:  Costs and expenses
  properly recorded in 2002, net                                            0.03
                                                                     -----------
Net income per common share -
  basic and diluted - as adjusted                                    $      0.07
                                                                     ===========

Weighted average common shares
  outstanding -
  Basic                                                               21,648,083
  Diluted                                                             21,971,592

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Ji Long owns the following aggregate net interests in five Sino-foreign joint ventures organized in the PRC as of June 30, 2004:

                                                                      Percentage
Name of Entity                                                         Interest
--------------------                                                  ----------

Jingzhou Henglong Automotive Parts
  Co. Limited ("Henglong")                                              42.0%

Shashi Jiulong Power Steering Co.
  Limited ("Jiulong")                                                   81.0%

Shenyang Jinbei Henglong Automotive
  Steering System Co. Limited ("Shenyang")                              70.0%

Zhejiang Henglong & Vie Pump-Manu Co.
  Limited ("Zhejiang")                                                  51.0%

Jingzhou Henglong Fulida Textile Co., Ltd.
  ("Jingzhou")                                                          51.0%

Henglong and Jiulong are mainly engaged in the production of rack and pinion power steering gears and integral ball and nut power steering gears for cars, light and heavy-duty vehicles. Shenyang and Zhejiang were established in 2002 and are focused on power steering parts and power steering pumps. Jingzhou was formed in 2003 to produce environmental textiles and raw materials. At present, Henglong, Jiulong and Shenyang and Zhejiang are the main revenue-generating entities.

At December 31, 2002, the investors in Shenyang were Ji Long, Henglong, Shengyang Automotive Industry Investment Corporation and Shenyang Jinbei Automotive Industry Co., Ltd. On December 12, 2002, according to a decision made at the meeting of the board of directors, 30% of the stock rights in Shenyang held by Henglong were to be transferred to Ji Long, and 17% of the stock rights in Shenyang held by Shenyang Automotive Industry Investment Corporation were to be transferred to Shenyang Jinbei Automotive Industry Co., Ltd. On January 8, 2003, Ji Long and Henglong signed an agreement for the transfer of stock rights, which was approved by the applicable PRC authorities on May 22, 2003. As of December 31, 2002, the Company owned 25% of Shenyang directly and 12.6% of Shenyang indirectly through its ownership in Henglong, for a combined ownership of 37.6%. As of December 31, 2003, the Company owned 55% of Shenyang directly. The Company accounted for this increase in ownership in Shenyang from January 1, 2003, with an appropriate adjustment to the minority interest. On April 8, 2004, according to a decision made at the meeting of the board of directors, Shenyang's registered capital and total capital was increased from $5,421,687 (RMB45,000,000) to $8,132,530 (RMB67,500,000); the Chinese investor was changed from Shenyang Jinbei Automotive Industry Co., Ltd. to Shenyang Jinbei Automotive Company Limited. The shareholder transfer and capital increase, along with the newly signed Joint Venture Agreement and Articles of Incorporation, have been approved by the applicable PRC authorities. Accordingly, Shenyang's registered capital is now $8,132,530 (RMB67,500,000), including $5,692,771 (RMB47,250,000)
from the Company, which is 70% of the total registered capital, and $2,439,759 (RMB20,250,000) from Shenyang Jinbei Automotive Company Limited, which is 30% of the total registered capital. The increase in capital of $2,710,843 (RMB22,500,000) has been injected into Shenyang.

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

Results of Operations:

Three Months Ended June 30, 2004 and 2003:

Net Sales. Net sales were $16,249,817 for the three months ended June 30, 2004, as compared to $12,733,793 for the three months ended June 30, 2003, an increase of $3,516,024 or 27.6%. The increase in sales in 2004 as compared to 2003 was a result of several factors.

In the first half of 2003, the SARS virus spread through most of China, which had a substantial negative impact on consumer spending and, in particular, automobile sales in China during the nine months ended September 30, 2003. As a parts supplier to the automobile industry, the Company's sales were also affected. As a result, during the three months ended June 30, 2003, the sales of the Company's Henlong, Jiulong and Shenyang Sino-foreign joint ventures were below expected levels.

During the latter part of 2003, the Company expanded its product lines, which the Company believes contributed to sales increases during 2004 at its Jiulong and Shenyang Sino-foreign joint ventures.

During the three months ended June 30, 2003, the Zhejiang and Jingzhou Sino-foreign joint ventures were in the initial development stage, and were primarily engaged in preparations to begin production. Sustained production and sales commenced during the three months ended December 31, 2003. Incremental net sales from these two joint ventures in 2004 as compared to 2003 were approximately $2,200,000, while net sales from the Henglong, Jiulong and Shenyang Sino-foreign joint ventures increased by an aggregate of approximately $1,300,000 or 10.6% as compared to 2003, resulting in a net increase in sales of approximately $3,500,000 or 27.6% in 2004 as compared to 2003.

Gross Profit. Gross profit was $6,773,390 or 41.6% of net sales for the three months ended June 30, 2004, which was 6.6% higher than the expected gross profit margin of 35% of net sales for 2004. For the three months ended March 31, 2003, gross profit was $5,686,536 or 44.7% of net sales.

The decrease in the gross profit in 2004 was consistent with the Company's expectations regarding the impact of rising raw material costs in the latter part of 2003, which the Company anticipated would cause gross profit margins to decrease by approximately 10% during 2004, to 35% of net sales. The reason that the gross profit margin for the three months ended June 30, 2004 was 6.6% higher than expected was a result of the PRC government enhancing macroeconomic adjustment controls beginning in April 2004 and the banks tightening the creation of new credit. As the PRC's overheated economy cooled down, the prices of primary industrial raw materials fell (for example, the price of steel and iron fell 10% as compared with early 2004).

The Company intends to attempt to reduce costs and at the same time continue to improve the quality of its products. The Company believes that high quality products will not only enable the Company to maintain its gross profit margins, but can also reduce production losses and after-sale service requirements.

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

The Company also intends to optimize product design and its production organization to reduce the consumption of raw materials. During the year ended December 31, 2003, raw material costs accounted for approximately 40% of net sales. During the three months ended March 31, 2004, the price of steel, the Company's primary raw material, increased by approximately 20%. During the three months ended June 30, 2004, the price of steel decreased by approximately 10%. The Company estimates that the average price increase of steel during 2004 will be 15%. The Company will attempt to enhance the processes that control production and optimize the structural design of its products, with the objective being to decrease the use of raw materials and direct material costs up to 3% of net sales. Combined with the above-mentioned two factors and the PRC government's macroeconomic adjustments to control policy beginning in April 2004, the expected increase in direct material costs to 52% of net sales in 2004 has been revised downward to approximately 45%.

Selling. Selling expenses were $878,992 for the three months ended June 30, 2004, as compared to $375,535 for the three months ended June 30, 2003, an increase of $503,387 or 134%, due to an increased level of operations in 2004 and increased transportation costs due to government imposed limits on the amount of weight that automobiles can carry. The major components of selling expenses are salaries and wages, supplies, travel, transportation, sales service costs, rent, office expenses and advertising.

General and Administrative. General and administrative expenses were $2,480,948 for the three months ended June 30, 2004, as compared to $1,802,424 for the three months ended June 30, 2003, an increase of $678,524 or 37.6%, primarily as a result of an increased level of business activity and the costs of operating a public company. The major components of general and administrative expenses are salaries and wages, travel, office, supplies, repairs and labor-related costs.

Depreciation  and  Amortization.   Depreciation  and   amortization,   excluding
depreciation and amortization included in cost of sales, was $132,231 for the three months ended June 30, 2004, as compared to $80,956 for the three months ended June 30, 2003, an increase of $51,275 or 63.3%, as a result of increases to property, plant and equipment.

Income from Operations. Income from operations was $3,281,289 for the three months ended June 30, 2004, as compared to $3,427,621 for the three months ended June 30, 2003, a decrease of $146,332 or 4.3%, consisting primarily of an increase in gross profit of $1,086,854 or 19.1% and an increase in selling, general and administrative expenses of $1,181,911 or 54.3%.

Other Non-Operating Income. Other non-operating income was $326,600 for the three months ended June 30, 2004, as compared to $109,445 for the three months ended June 30, 2003, an increase of $217,155 or 198.4%, as a result of the disposal of unsaleable inventory that Henglong and Jiulong had produced in prior years.

Financial Expenses. Financial expenses were $260,714 for the three months ended June 30, 2004, as compared to $63,554 for the three months ended June 30, 2003, an increase of $197,160 or 310.2%, as a result of increased interest-bearing debt due to an increased level of business activity.

Income before Income Taxes. Income before income taxes was $3,347,175 for the three months ended June 30, 2004, as compared to $3,473,512 for the three months ended June 30, 2003, a decrease of $126,337 or 3.6%, consisting of a decrease in income from operations of $146,332 or 4.2%, and an increase in other non-operating income of $217,155 or 198.4%, and an increase in financial expenses of $197,160 or 310.2%.

Income Taxes. Income tax expense was $452,988 for the three months ended June 30, 2004, as compared to $534,803 for the three months ended June 30, 2003, a decrease of $81,815 or 15.3%. As a result of two of the Company's Sino-foreign joint ventures, Shenyang and Zhejiang, still being entitled to a tax holiday, their contribution to income before income taxes accounted for 26.7% in 2004 as compared to14.4% in 2003.

Income before Minority Interest. Income before minority interest was $2,894,187 for the three months ended June 30, 2004, as compared to $2,938,709 for the three months ended June 30, 2003, a decrease of $44,522 or 1.5%, consisting of a decrease in income before income taxes of $126,337 or 3.6%, and a decrease in income taxes of $81,815 or 15.3%.

Minority Interests. The Company recorded minority interests' share in the earnings of the Sino-foreign joint ventures aggregating $1,088,829 for the three months ended June 30, 2004, as compared to $1,428,357 for the three months ended June 30, 2003, a decrease of $339,528 or 23.8%.

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

Net Income. Net income was $1,805,358 for the three months ended June 30, 2004, as compared to a net income of $1,510,352 for the three months ended June 30, 2003, an increase of $295,006 or19.5%, consisting of a decrease in income before minority interest of $44,522 or 1.5%, and a decrease in minority interests of $339,528 or 23.8%.


Six Months Ended June 30, 2004 and 2003:

Net sales. Net sales were $29,083,573 for the six months ended June 30, 2004, as compared to $23,835,864 for the six months ended June 30, 2003, an increase of $5,247,709 or 22%.

Gross Profit. Gross profit was $11,361,369 or 39.1% of net sales for the six months ended June 30, 2004, which was 4.1% higher than the expected gross profit of 35% of net sales in 2004, as compared to $10,886,497 or 45.7% of net sales for the six months ended June 30, 2003.

Selling. Selling expenses were $1,287,356 for the six months ended June 30, 2004, as compared to $655,326 for the six months ended June 30, 2003, an increase of $632,030 or 96.4%. The major components of selling expenses are salaries and wages, supplies, travel, transportation, sales service costs, rent, office expenses and advertising.

General and Administrative. General and administrative expenses were $4,666,020 for the six months ended June 30, 2004, as compared to $3,516,767 for the six months ended June 30, 2003, an increase of $1,149,253 or 32.7%, primarily as a result of an increased level of business activity and the costs of operating a public company. The major components of general and administrative expenses are salaries and wages, travel, office, supplies, repairs and labor-related costs.

Depreciation  and  Amortization.   Depreciation  and   amortization,   excluding
depreciation and amortization included in cost of sales, was $250,615 for the six months ended June 30, 2004, as compared to $165,295 for the six months ended June 30, 2003, an increase of $85,320 or 51.6%, as a result of increases to property, plant and equipment.

Stock-Based Compensation. During March 2003, in conjunction with the transaction with Great Genesis described above, the Company issued common stock purchase warrants to three consultants to acquire an aggregated of 550,375 shares of common stock, exercisable for a period of one year at $1.20 per share. The aggregated fair value of these warrants, calculated pursuant to the Black-Scholes option-pricing model, was estimated to be $1,300,000, which was charged to operations during the six months ended June 30, 2003.

Income from Operations. Income from operations was $5,157,405 for the six months ended June 30, 2004, as compared to $5,249,109 for the six months ended June 30, 2003, a decrease of $91,704 or 1.7%.

Other Non-Operating Income. Other non-operating income was $445,433 for the six months ended June 30, 2004, as compared to $347,921 for the six months ended June 30, 2003, an increase of $97,512 or 28%.

Financial Expenses. Financial expenses were $345,602 for the six months ended June 30, 2004, as compared to $122,659 for the six months ended June 30, 2003, an increase of $222,943 or 181.8%, as a result of increased interest-bearing debt due to an increased level of business activity.

Income before Income Taxes. Income before income taxes was $5,257,236 for the six months ended June 30, 2004, as compared to $5,474,371 for the six months ended June 30, 2003, a decrease of $217,135 or 4%.

Income Taxes. Income tax expense was $765,388 for the six months ended June 30, 2004, as compared to $980,331 for the six months ended June 30, 2003, a decrease of $214,943 or 21.9%.

Income before Minority Interest. Income before minority interest was $4,491,848 for the six months ended June 30, 2004, close to $4,494,040 for the six months ended June 30, 2003.

Minority Interests. The Company recorded minority interests' share in the earnings of the Sino-foreign joint ventures aggregating $1,672,701 for the six months ended June 30, 2004, as compared to $3,017,786 for the six months ended June 30, 2003, a decrease of $1,345,085 or 44.6%.

Net Income. Net income was $2,819,147 for the six months ended June 30, 2004, as compared to a net income of $1,476,254 for the six months ended June 30, 2003, an increase of $1,342,893 or 91%.


Financial Condition - June 30, 2004:

Liquidity and Capital Resources:

The Company has relied primarily on cash flow from operations, bank loans and advances and investments from its shareholders for its capital requirements since inception.

Operating. The Company's operations providing net cash of $14,606,335 for the six months ended June 30, 2004, as compared to providing net cash of $1,669,801 for the six months ended June 30, 2003. The Company's operations provided increased cash in 2004 as compared to 2003 primarily as a result of increased cash flow from the collection of accounts receivable.

At June 30, 2004, cash and cash equivalents were $16,542,174, as compared to $10,730,882 at December 31, 2003. Working capital was $17,155,368 at June 30, 2004, as compared to $19,944,120 at December 31, 2003, reflecting current ratios of 1.31:1 and 1.39:1, respectively.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenditures through the remainder of the year ending December 31, 2004.

Investing. During the six months ended June 30, 2004, the Company expended $4,876,562 in investing activities, consisting of an increase in other receivables of $133,042 and payments to acquire fixed assets of $4,743,520. During the six months ended June 30, 2003, the Company expended $387,068 in investing activities, consisting of a decrease in other receivables of $739,084 and payments to acquire fixed assets of $1,126,170.

Financing. During the six months ended June 30, 2004, the Company expended $3,918,481 in financing activities, consisting of the proceeds from bank loans of $4,578,313 and contributions to capital by minority interest holders of $1,841,772, less dividends paid of $4,469,379, a decrease in amount due to shareholder/directors of $4,664,368 and a decrease in liability related to the acquisition of joint venture assets of $1,204,819. During the six months ended June 30, 2003, the Company generated $832,526 from financing activities, consisting of proceeds from bank loans of $4,819,277 and advances from shareholders/directors of $1,569,068, less dividends paid of $5,555,819.

During the six months ended June 30, 2003, amounts due to shareholders/directors aggregating $17,167,000 were cancelled. This transaction was accounted for as a contribution to capital.

Advances from shareholders/directors have been used to fund the Company's investments in joint ventures.

Off-Balance Sheet Arrangements:

At June 30, 2004, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

                  Three Months Ended June 30, 2004: None




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



                                                  CHINA AUTOMOTIVE SYSTEMS, INC.
                                                  ------------------------------
                                                          (Registrant)




DATE:  August 13, 2004                             By:  /s/ HANLIN CHEN
                                                   -----------------------------
                                                   Hanlin Chen
                                                   President and Chief
                                                   Executive Officer



DATE:  August 13, 2004                             By:  /s/ DAMING HU
                                                    ----------------------------
                                                   Daming Hu
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number     Description of Document
-------    ---------------------------------

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Hanlin Chen

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Daming Hu

32         Certification  pursuant to Section 906 of the  Sarbanes-Oxley  Act of
           2002