Form 10KSB/A
period 2003-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2004-10-29
CIK 1157762

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1



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

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

         State issuer's revenue for its most recent fiscal year $ 55,327,174
                                                                 -----------

                         China Automotive Systems, Inc.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                                                            ----
                                     PART I
Item 1.    Description of Business............................................1

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

Employees and Facilities

         We currently employ approximately 2,159 persons in our production facilities of the four joint ventures located at the Jingzhou City of Hubei Province, Shenyang City of Liaoning Province and Zhejiang Province. Jiulong and Henglong in Jingzhou together employ 1,601 persons in facilities on 137,970.85 square meters of land. Shenyang has 200 employees, in production facilities covering an area of 35,000 square meters. Zhejiang has 208 employees covering an area of 33,000 square meters. Jingzhou has 150 employee covering an area of 46,305 square meters.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-KSB.


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

As of December 31, 2002 and 2003, Ji Long owned aggregate net interests in five Sino-foreign joint ventures organized in the PRC as shown below.

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

During early 2003, the Directors of the Company and the other joint venturers in the Company's Sino-foreign joint ventures executed "Act in Concert" agreements, resulting in the Company having voting control of such Sino-foreign joint ventures. The Company is in the process of making application to the relevant PRC authorities for their approval to effect this change through amendments to the respective joint venture agreements. Consequently, effective January 1, 2003, the Company changed from equity accounting to consolidation accounting for its investments in Sino-foreign joint ventures ended December 31, 2003.

As a result of the board structures of the Company's joint ventures, each of the minority partners of Zhejiang, Jingzhou, Henlong, Jiulong and Shenyang had the right to approve major operating decisions of their respective joint ventures because the Company's representatives on the Boards of Directors of the joint ventures did not account for the requisite 67% of voting control required to approve various operating matters, which allowed the minority partners to participate in the operations of the management of the respective joint ventures. As such, the Company accounted for its interest in these joint ventures under the equity method in 2002 pursuant to Emerging Issues Task Force Issue No. 96-16, which states that if a minority joint venture partner has the right to participate in management, the majority joint venture partner is required to account for its interest in the joint venture under the equity method of accounting.

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

Results of Operations:

The Company's Sino-foreign joint ventures are presented on a consolidated basis for the year ended December 31, 2003, as compared to the equity method of accounting for the year December 31, 2002. Accordingly, the results of operations for the year ended December 31, 2003 are not comparable to the year ended December 31, 2002. The equity method of accounting does not reflect the overall financial condition of the whole equity group, including the scale of assets and liabilities, asset structure, revenue and profitability, and cash flows. In 2003, the directors of the minority shareholders approved an "Act in Concert" agreement with the directors of the Company's wholly-owned subsidiary, Great Genesis. Accordingly, as of and for the year ended December 31, 2003, the financial statements are presented on a consolidated basis, to present Great Genesis and its Sino-foreign joint ventures as one accounting body in order to comprehensively reflect the overall results of operations and financial condition of the Company.


For the years ended December 31, 2003 and 2002, the condensed statements of operations of the Company's Sino-foreign joint ventures are presented below.

The condensed statements of operations of the Company's Sino-foreign joint ventures for the year ended December 31, 2003 excludes corporate general and administrative expense of $1,109,000, stock-based compensation of $1,300,000, and non-operating income of $106,000.

                              Henglong                     Jiulong                     Shenyang                    zhejiang
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
                          2003          2002          2003          2002          2003          2002          2003          2002
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Proportionate
ownership interest
at end of year                42%           42%           81%           81%           55%        37.60%           51%           51%
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Net sales              33,929,946    26,007,000    18,660,367    10,789,000    13,173,434     4,022,000     1,678,018        66,000
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Cost of goods sold     21,242,707    14,841,000     9,695,034     5,881,000     9,964,598     3,814,000     1,215,407        69,000
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Gross profit           12,687,239    11,166,000     8,965,333     4,908,000     3,208,836       208,000       462,611        -3,000
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Selling expenses        1,434,715       632,000     1,078,316     1,900,000        85,499        28,000       121,046        18,000
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
General and
administrative
expenses                2,724,473     2,109,176     2,764,807     2,242,409       646,879       346,906       359,116       113,343
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Research &
Development expenses      809,914        59,753       201,627       164,881          --            --           5,490         1,257
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Depreciation and
amortization              757,219       167,071       263,925        99,710       139,168        20,094       161,290         4,400
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Stock-based
compensation
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Income (loss) from
operations              6,960,918     8,198,000     4,656,658       501,000     2,337,290      -187,000      -184,331      -140,000
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Finance costs             209,146       145,000       126,025        17,000        -1,667        -2,000         1,081        -6,000
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Other income
(expense), net            228,587       451,000       139,989       216,000         9,553         9,000        49,303          --
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Income (loss)
before income taxes     6,980,359     8,504,000     4,670,622       700,000     2,348,510      -176,000      -136,109      -134,000
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Income taxes              777,485     1,303,000       973,455       302,000          --            --            --            --
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Net income (loss)       6,202,874     7,201,000     3,697,167       398,000     2,348,510      -176,000      -136,109      -134,000
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Equity in income
(loss) of joint
ventures                2,605,207     3,989,000     2,691,050       311,000     1,409,106       -65,000       -69,416       -75,000
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------




                               Jingzhou                  Elimination                     Total
                       ----------    ----------    -----------   ----------    ----------    ----------
                          2003          2002          2003          2002          2003          2002
                       ----------    ----------    -----------   ----------    ----------    ----------
Proportionate
ownership interest
at end of year                51%
                       ----------    ----------    -----------   ----------    ----------    ----------
Net sales               1,702,306          --      -13,816,897   -7,084,000    55,327,174    33,800,000
                       ----------    ----------    -----------   ----------    ----------    ----------
Cost of goods sold      1,764,293          --      -13,481,838   -7,084,000    30,400,201    17,521,000
                       ----------    ----------    -----------   ----------    ----------    ----------
Gross profit              -61,987             0    -335,059               0    24,926,973    16,279,000
                       ----------    ----------    -----------   ----------    ----------    ----------
Selling expenses           13,849          --             --           --       2,733,425     2,578,000
                       ----------    ----------    -----------   ----------    ----------    ----------
General and
administrative
expenses                  118,749          --             --           --       6,614,024     4,811,834
                       ----------    ----------    -----------   ----------    ----------    ----------
Research &
Development expenses         --            --             --           --       1,017,031       225,891
                       ----------    ----------    -----------   ----------    ----------    ----------
Depreciation and
amortization               45,569          --             --           --       1,367,171       291,275
                       ----------    ----------    -----------   ----------    ----------    ----------
Stock-based
compensation
                       ----------    ----------    -----------   ----------    ----------    ----------
Income (loss) from
operations               -240,154             0       -335,059            0    13,195,322     8,372,000
                       ----------    ----------    -----------   ----------    ----------    ----------
Finance costs              11,387          --           -1,249         --         344,723       154,000
                       ----------    ----------    -----------   ----------    ----------    ----------
Other income
(expense), net              1,464          --             --           --         428,896       676,000
                       ----------    ----------    -----------   ----------    ----------    ----------
Income (loss)
before income taxes      -250,077             0       -333,810            0    13,279,495     8,894,000
                       ----------    ----------    -----------   ----------    ----------    ----------
Income taxes                 --            --             --           --       1,750,940     1,605,000
                       ----------    ----------    -----------   ----------    ----------    ----------
Net income (loss)        -250,077             0       -333,810            0    11,528,555     7,289,000
                       ----------    ----------    -----------   ----------    ----------    ----------
Equity in income
(loss) of joint
ventures                 -127,539          --         -333,810         --       6,174,598     4,160,000
                       ----------    ----------    -----------   ----------    ----------    ----------


Years Ended December 31, 2003 and 2002:

Net Sales. The increase in net sales of the Company's Sino-foreign joint ventures for the year ended December 31, 2003 as compared to the year ended
December 31, 2002 is summarized as follows:

--------------------------------------------------------------------------------------------------------
                                                                                            Contribution
                                                                                            tototal
                       2002                      2003                    Increase           sales (%)
--------------------------------------------------------------------------------------------------------
Item           Quantity    Amount ($)    Quantity    Amount ($)    Quantity    Amount ($)
--------------------------------------------------------------------------------------------------------
Steering
gear             236,000   28,980,000      417,000   44,557,000      181,000   15,577,000            46%
--------------------------------------------------------------------------------------------------------
Steering
pump               1,326       66,000       34,172    1,678,000       32,846    1,612,000             5%
--------------------------------------------------------------------------------------------------------
Terylene
material            --           --      1,420,000    1,702,000        1,420    1,702,000             5%
--------------------------------------------------------------------------------------------------------
Steering
accessories         --      4,754,000         --      7,390,000         --      2,636,000             8%
--------------------------------------------------------------------------------------------------------
Total               --     33,800,000         --     55,327,000         --     21,527,000            64%
--------------------------------------------------------------------------------------------------------

For the year ended December 31, 2003, net sales were $55,327,000, as compared to $33,800,000 for the year ended December 31, 2002, an increase of $21,527,000 or 64%. The increase in net sales in 2003 as compared to 2002 was a result of several factors.

1. The sales of steering gears, one of the Company's principal products, increased substantially as a result of increased marketing activities by the Company. Sales of steering gears increased to 417,000 sets in 2003 from 236,000 sets, reflecting sales in 2003 of $44,557,000, as compared to $28,980,000 in 2002, an increase of $15,577,000 or 54%. Steering gear sales represented 46% of consolidated sales.

2. Production at Zhejiang and Jingzhou commenced in the fourth quarter of 2003. Zhejiang was formed in 2002 and is mainly engaged in the production of power steering pumps. In 2002, Zhejiang was in the initial development stage, generating $66,000 of net sales. During the three months ended December 31, 2003, Zhejiang commenced production and sales, generating $1,678,000 of net sales. Jingzhou was formed in February 2003 to produce environmental textiles and raw materials of terylene, such as POY (pre-oriented yarn) and DTY (draw texturing yarn). During 2003, Jingzhou generated net sales of $1,702,000. During 2003, Jingzhou and Zhejiang contributed in the aggregate 10% of the Company's consolidated net sales.

3. Increase in sales of other products. As a result of increased sales of the Company's main product, sales of accessories also increased. In 2003, net sales of accessories were $7,390,000, as compared to $4,754,000 for 2002, an increase of $2,636,000 or 55%. During 2003, accessories contributed in the aggregate 8% of the Company's consolidated net sales.

Net sales were $55,327,000 for the year ended December 31, 2003. Sales for the nine months ended September 30, 2003 were $36,776,000 and for the three months ended December 31, 2003 sales were $18,551,000, reflecting strong sales growth in the Company's product lines. Sales growth in the fourth quarter of 2003 was substantially in excess of sales growth in the prior three quarter of 2003 as a result of several factors.

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

Gross Profit. The change in gross profit for the year ended December 31, 2003 as compared to the year ended December 31, 2002 is summarized as follows:


-----------------------------------------------------------------------------------------------------------
                                                           2002
-----------------------------------------------------------------------------------------------------------
       Item        Quantity      Price    Sales amount   Unit cost   Total cost   Gross profit        %
-----------------------------------------------------------------------------------------------------------
Power steering
gear                 236,000     122.80     28,980,000       63.51   14,988,000     13,992,000          48%
-----------------------------------------------------------------------------------------------------------
Power steering
pump                   1,326      49.77         66,000       51.92       69,000         -3,000          -5%
-----------------------------------------------------------------------------------------------------------
Terylene material       --         --             --          --           --             --           --
-----------------------------------------------------------------------------------------------------------
Accessories             --         --        4,754,000        --      2,464,000      2,290,000          48%
-----------------------------------------------------------------------------------------------------------
Total                   --         --       33,800,000        --     17,521,000     16.279.000          48%
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                           2003
-----------------------------------------------------------------------------------------------------------
       Item        Quantity      Price    Sales amount   Unit cost   Total cost   Gross profit        %
-----------------------------------------------------------------------------------------------------------
Power steering
gear                 417,000     106.85     44,557,000       59.07   24,632,000     19,925,000          45%
-----------------------------------------------------------------------------------------------------------
Power steering
pump                  34,172      49.10      1,678,000       31.43    1,074,000        604,000          36%
-----------------------------------------------------------------------------------------------------------
Terylene material      1,420   1,198.59      1,702,000    1,242.25    1,764,000        -62,000          -4%
-----------------------------------------------------------------------------------------------------------
Accessories             --         --        7,390,000        --      2,930,000      4,460,000          60%
-----------------------------------------------------------------------------------------------------------
Total                   --         --       55,327,000        --     30,400,000     24,927,000          45%
-----------------------------------------------------------------------------------------------------------

                                                 Analysis
--------------------------------------------------------------------------------
                  Increased              Effected by   Effected by   Effected by
     Item           profit        %        quantity       price       unit cost
--------------------------------------------------------------------------------
Power steering
gear               5,933,000       42%    10,731,490    -6,650,600     1,852,110
--------------------------------------------------------------------------------
Power steering
pump                 607,000      --         -70,619    -22,740          700,359
--------------------------------------------------------------------------------
Terylene material    -62,000      --         -62,000          --            --
--------------------------------------------------------------------------------
Accessories        2,170,000       95%     1,269,760          --         900,240
--------------------------------------------------------------------------------
Total              8,648,000       53%    11,818,631    -6,673,340     3,452,709
--------------------------------------------------------------------------------

The gross profit in 2003 was $24,927,000, as compared to $16,279,000 in 2002, an increase of $8,648,000 or 53%, as a result of following factors:

1. The Company increased its marketing activities in 2003, resulting in an increase in sales, including a 77% increase in sales of the Company's principal product. Gross profit increased by $11,868,631 in 2003 due to increased sales.

2. In 2003, the Company reduced its sales prices to maintain and increase market share in a highly competitive environment, including a 13% decrease in the sales price of its main product. Gross profit decreased by $6,673,340 in 2003 due to reduced sales prices.

3. The Company increased its investment in advanced production equipment to improve manufacturing efficiency, while at the same time improving cost controls. As a result, the production cost of the Company's principal product decreased by 7%. Gross profit increased by $3,452,709 in 2003 due to the implementation of cost reduction measures.

As reflected in the table, the decrease in sales price exceeded the decrease in costs, resulting in a decreased gross margin of 45% in 2003, as compared to 48% in 2002.

During September 2003, the SARS virus was controlled and the pent-up demand for automobiles was rapidly released. Increases in real estate construction and increased production by numerous automobile manufacturers at the same time resulted in a shortage of steel. Accordingly, during the first quarter of 2004, as steel demand was in excess of steel supply, steel prices increased by 10% to 20%.

Gross profit was $24,927,000 or 45.1% of net sales for the year ended December 31, 2003, which is consistent with budgeted levels.

The Company expects that gross margins will decrease to approximately 35% during 2004 as a result of increased raw material costs.

In response, the Company intends to attempt to reduce costs and at the same time continue to improve the quality of its products.

Since the increase in raw material costs will have an adverse effect on gross margin in 2004, the Company plans to take the following measures to reduce costs to meet the target of 35%:

1. Reduce the labor force; and

2. Decrease the use of raw materials.

The Company expects to accomplish this in two ways:

1. Equip a digital control system on the common machine and purchase advanced production equipment to improve manufacturing efficiency; to check and modify standard working time based on actual work time, and reduce standard working time per piece.

2. Optimize product design and reduce the weight of the parts, thus reducing the usage of raw materials. To enhance the production organization, build a special team to control costs in advance and/or during the manufacturing process.


In order to improve its manufacturing efficiency, the Company plans to purchase advanced production equipment as shown in the table below, while at the same time reducing labor costs.

--------------------- --------- ------------- ----------- --------- ------------------ ---------- -----------
Name                  Model     Former        Newly man   Quality   Made by            Made in    Price (US$)
                                man hour         hour        of
                                (min/piece)   (Min/piece) product
--------------------- --------- ------------- ----------- --------- ------------------ ---------- -----------
CNC Fast Cut          FC-                                           CHIEN YIH
Lathe                 SD39      4.2           2.2         Advanced  MACHINERY CO.,     China         89,675
                                                                    LTD.               Tai Wan
--------------------- --------- ------------- ----------- --------- ------------------ ---------- -----------
Steering Rack         MEP-      4.9           1.6         Advanced  MAGERLE AG         Swiss        649,398
Grinding Machine      125-35                                        MASCHINENFABRIK
--------------------- --------- ------------- ----------- --------- ------------------ ---------- -----------
Drilling and          TC-       7             4           Advanced  DAWAN MACHINERY    China         82,988
Cutting Machine       600S                                          CO., LTD.          Tai Wan
--------------------- --------- ------------- ----------- --------- ------------------ ---------- -----------
Horizontal Cutting    MK603H    16.5          8.5         Advanced  QUASER MACHINE     China        139,494
Central Machine                                                     TOOLS, INC.        Tai Wan
--------------------- --------- ------------- ----------- --------- ------------------ ---------- -----------
                                                                    BUDERUS
Internal Thread       CNC335IG  12            3.2         Advanced  SCHLEIFTECHNIK     Germany      558,683
Grinding Machine                                                    GMBH
--------------------- --------- ------------- ----------- --------- ------------------ ---------- -----------
                                                                    BUDERUS
External Thread       CNC635GA  3.5           3.5         Advanced  SCHLEIFTECHNIK     Germany      525,654
Grinding Machine                                                    GMBH
--------------------- --------- ------------- ----------- --------- ------------------ ---------- -----------
Kirby Worm Shaft
and Valve Sleeve      SSM       6             0.6         Advanced  KIRBY              Australia    516,867
Slotting Machine                                                    ENGINEERING
--------------------- --------- ------------- ----------- --------- ------------------ ---------- -----------
Kirby Valve Balance   VBM       7             1.8         Advanced  KIRBY              Australia    404,096
and Test Machine                                                    ENGINEERING
--------------------- --------- ------------- ----------- --------- ------------------ ---------- -----------
Automatic Assembly    ZDZPX     20            5           Advanced  DALIAN MACHINERY   P.R.C.       587,952
Lines                                                               CO., LTD.
--------------------- --------- ------------- ----------- --------- ------------------ ---------- -----------

Once the foregoing equipment has been installed and is operational, under the assumptions that the Company will produce 420,000 - 600,000 steering sets per year and will have a standard unit man hour cost of $3 per hour, the Company expects a reduction in man hours from 354,900 to 507,000, thus reducing labor costs by $1,064,700 -$1,521,000.

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

Selling Expenses. For the years ended December 31, 2002 and 2003, selling expenses are summarized as follows:

----------------------------------------------------------------------------------------
              Salaries                                                  Sales
              and wages    Supplies      Travel    Transportation     service     Rent
----------------------------------------------------------------------------------------
   2002       1,300,000       86,000     253,000          546,000      211,000    45,000
----------------------------------------------------------------------------------------
   2003       1,302,000      142,000     233,000          764,000       69,000    69,000
----------------------------------------------------------------------------------------
Increased
(decreased)       2,000       56,000     -20,000          218,000     -142,000    24,000
amount
----------------------------------------------------------------------------------------
Increased           0.2%          65%        -8%               40%        -67%       53%
(decreased)
percentage
----------------------------------------------------------------------------------------


               Office    Advertising   Entertainment   Insurance    Other       Total
--------------------------------------------------------------------------------------
  2002          53,000        17,000          14,000      23,000    30,000   2,578,000
--------------------------------------------------------------------------------------
  2003          64,000        34,000          28,000      15,000    13,000   2,733,000
--------------------------------------------------------------------------------------
Increased
(decreased)     11,000        17,000          14,000      -8,000   -17,000     155,000
amount
--------------------------------------------------------------------------------------
Increased
(decreased)        21%          100%            100%        -36%      -58%          6%
percentage
--------------------------------------------------------------------------------------

Selling expenses were $2,733,000 for 2003, as compared to $2,578,000 for 2002, an increase of $155,000 or 6%, principally as a result of increases in supplies, transportation, rent, advertising and entertainment. The increase in supplies, transportation and rent was due to the increased level of business. The increase in advertising and entertainment was due to market development activities as described above. The decrease in seller's expenses was caused by a reduction in sales service costs, as a result of the Company hiring outside contractors to perform this function in 2002, while the Company performed this function in-house in 2003.

General and Administrative Expenses. For the years ended December 31, 2002 and 2003, general and administrative expenses are summarized as follows:

---------------------------------------------------------------------------------------------------------------------------
               Reverse
                merger    Salaries and                                                              Enter-      Securities
                costs        wages        Travel       Office    Supplies     Repairs      Rent    tainment   and insurance
---------------------------------------------------------------------------------------------------------------------------
   2002               0        680,000     100,000     172,000    384,000       41,000   179,000     12,000         580,000
---------------------------------------------------------------------------------------------------------------------------
   2003       1,109,000      1,430,000     193,000     173,000    568,000      198,000   103,000     36,000         863,000
---------------------------------------------------------------------------------------------------------------------------
Increased
(decreased)   1,109,000        750,000      93,000       1,000    184,000      157,000   -76,000     24,000         283,000
amount
---------------------------------------------------------------------------------------------------------------------------
Increased
(decreased)        --             110%         93%        --          48%         383%      -42%       196%             49%
percentage
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                Impairment
                                    Provision      of         Impairment
             Adminis-                for bad    long-term         of
  Item       trative       Tax        debts     investment   inventories   Training   Warranty     Other      Total
---------------------------------------------------------------------------------------------------------------------
   2002       159,000     165,000   1,363,000      214,000          --       47,000       --      716,000   4,812,000
---------------------------------------------------------------------------------------------------------------------
   2003       153,000     159,000   1,549,000         --         277,000     56,000    157,000    699,000   7,723,000
---------------------------------------------------------------------------------------------------------------------
Increased
(decreased)    -6,000      -6,000     186,000     -214,000       277,000      9,000    157,000    -17,000   2,911,000
amount
---------------------------------------------------------------------------------------------------------------------
Increased
(decreased)       -4%         -4%         14%        -100%          --          21%       --           2%         60%
percentage
---------------------------------------------------------------------------------------------------------------------

General and administrative expenses were $7,723,000 for the year ended December 31, 2003, consisting of $1,109,000 from the parent company and $6,614,000 from the Sino-foreign joint ventures.

Significant expense items that increased more than $100,000 in 2003 as compared to 2002 were reverse merger costs, salaries and wages, supplier and costs, insurance, bad debts, impairment of inventories and warranty expense. Reverse merger costs consisted of the acquisition of a controlling interest in a public company. The Company also incurred increased costs in 2003 associated with the legal, accounting and auditing costs of operating a public company.

The reason for increased salaries and wages and insurance was attributable to increased management costs as a result of increased production at Henglong, Jiulong and Shenyang, and sustained production from Jingzhou and Zhejiang.

The reason for the increase in supplier and repair costs was due to an increase in production, which in turn caused an increase in materials used and repaired. In addition, Jingzhou also incurred inspection and repair expenses during 2003, its first year of operation.

Allowance for doubtful accounts, impairment of inventories and warranty reserve are based on historical experience. For 2003, the Company recorded an allowance for doubtful accounts of $771,841 based on an analysis of the accounts receivable aging. The Company recorded an allowance for doubtful accounts of 25% for accounts outstanding from 180-365 days; 50% for accounts outstanding from 1
- 2 years; and 100% for accounts outstanding over two years. For 2002, the Company recorded an allowance for doubtful accounts based on 4% of net sales.

Impairment of inventories is recorded based on the lower of cost or net realizable value. In 2002, the inventory cost was approximately equal to net realizable value.

Warranty reserve represents an obligation to repair or replace defective products under certain conditions. The estimate of the warranty reserve is calculated based on historical experience. In 2003, the warranty rate was determined to be 0.3% of net sales.

The expense items that decreased more than $100,000 were impairment of long-term investment. Since the cost of the long-term investment was approximately equal to its net realizable value, an impairment reserve was no longer required.

Research and Development Expenses. Research and development expenses were $1,017,000 for the year ended December 31, 2003, as compared to $226,000 for the year ended December 31, 2002, an increase of $791,000 or 350%, consisting of new projects as follows: electronic power steering units - $350,000; absorbable steering columns - $100,000; steering pumps for passenger vehicles - $80,000; tie rods - $140,000; and new techniques for rack production - $120,000.

Depreciation and Amortization Expense. Depreciation and amortization expense included in costs and expenses, excluding amounts included in cost of sales, was $1,367,170 for the year ended December 31, 2003, as compared to $291,000 for the year ended December 31, 2002, an increase of $1,076,000 or 369%, as a result of increased production and the increase in depreciation charges for machinery equipment of 6 years and electronic equipment of 4 years based on a reduction in the estimated useful lives of the respective assets. For 2002, the Company determined that the useful life of machinery equipment ranged from 10 to 13 years, and electronic equipment ranged from 6 to 10 years. The increase in depreciation expense of $944,000 resulting from the reduction in estimated useful lives of the respective assets was recorded as a charge to operations in 2003.

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

Other Non-Operating Income. For the years ended December 31, 2002 and 2003, other non-operating income is summarized as follows:

------------------------------------------------------------------------
                                                        Share
                     Material   Subsidy   Equipment   exchange
                       sold     income    disposal     income     Total
------------------------------------------------------------------------
   2002               267,000   392,000      17,000       --     676,000
------------------------------------------------------------------------
   2003               281,000   132,000      14,000    107,000   534,000
------------------------------------------------------------------------
Increased
(decreased)            14,000               -260,000    -3,000   107,000
amount
------------------------------------------------------------------------
Increased
(decreased)                5%      -66%        -18%       --        -21%
percentage
------------------------------------------------------------------------

For the year ended December 31, 2003, non-operating income was $534,000, as compared to $676,000 for the year ended December 31, 2002, a decrease of $142,000 or 21%, primarily because of a reduction in subsidies from the Chinese government. The Company purchased less domestic equipment in 2003 than in 2002 and thus obtained less subsidy income. In addition, in 2002, the Company transferred a 7% interest in Henglong in exchange for an 11% interest of Jiulong. As a part of terms of the transaction, the joint venture partner paid the Company $107,000 in 2003, which was recorded as non-operating income.

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

Operating. The Company's operations provided cash of $3,925,587 for the year ended December 31, 2003. At December 31, 2003, cash and cash equivalents were $10,730,882. Working capital was $19,944,120 at December 31, 2003, reflecting a current ratio of 1.39:1.

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


Financing. During the year ended December 31, 2003, the Company generated $10,384,665 from financing activities, consisting of bank loans of $6,101,410, advances from shareholders/directors of $6,770,887 and the proceeds from the sale of common stock of $159,000, less dividends paid of $2,646,632. During the year ended December 31, 2002, the Company generated $52,000 from financing activities, consisting of an increase in amounts due to shareholders/directors.

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

ITEM 7.  FINANCIAL STATEMENTS.

(a)      Financial Statements

The following financial statements are included elsewhere in this document.

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



ITEM 8A. CONTROLS AND PROCEDURES

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

                           SUMMARY COMPENSATION TABLE

                                         Annual Compensation                        Long-Term Compensation
                                 ------------------------------------    ----------------------------------------------
                                                                                  Awards                  Payouts
                                                                         ------------------------   -------------------
                                                                                       Securities
                                                                Other                     Under-       All
                                                               Annual     Restricted      lying       Other
                                                               Compen-       Stock       Options/     LTIP      Compen-
    Name and                       Salary         Bonus        sation      Award(s)        SARs      Payouts    sation
Principal Position     Year          ($)           ($)          ($)          ($)          (#)         ($)         ($)
       (a)              (b)          (c)           (d)          (e)          (f)          (g)         (h)         (i)
------------------    ------     -----------    --------      -------    ----------   ----------    -------     -------
Hanlin Chen            2003       49,885.00        -0-          0             0            0           0           0

Hanlin Chen            2002       15,883.00       1,237         0             0            0           0           0

Hanlin Chen            2001        5,564.00       1,087         0             0            0           0           0

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

---------------------------
*Filed herewith

(b) Reports on Form 8-K.

         None.



ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth the aggregate fees for professional audit services rendered by Schwartz Levitsky Feldman LLP ("SLF") for the audit of the Company's financial statements for the years ended December 31, 2003 and 2002, and fees billed for other services provided by SLF for the years ended December 31, 2003 and 2002. Certain amounts for the year ended December 31, 2002 have been reclassified to conform to the new presentation requirements.

                                         Years Ended December 31,
                                         ------------------------
                                            2003          2002
                                         ----------    ----------

                Audit Fees               $  140,000    $   78,763
                Audit-Related Fees (1)       21,000          --
                Tax Fees (2)                   --            --
                All Other Fees                5,750          --
                                         ----------    ----------
                Total Fees Paid          $  166,750    $   78,763
                                         ==========    ==========

----------------------

(1) Includes accounting and reporting consultations related to acquisitions and internal control procedures.

(2) Includes fees for service related to tax compliance services, preparation and filing of tax returns and tax consulting services.

         Audit Committee's Pre-Approval Policy

         During the year ended December 31, 2003, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by our independent auditor and for the prohibition of certain services from being provided by the independent auditor. We may not engage our independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee's pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: October 20, 2004                     /s/ Hanlin Chen
                                            ------------------------------------
                                            Name:  Hanlin Chen
                                            Title:   Chairman, CEO and President

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:  October20, 2004                     /s/ Hanlin Chen
                                            ------------------------------------
                                            Name:  Hanlin Chen
                                            Title:   Chairman, CEO and President

Dated:  October20, 2004                     /s/ Daming Hu
                                            ------------------------------------
                                            Name:  Damming Hu
                                            Title:    CFO

Dated:  October 20, 2004                    /s/ Qizhou Wu
                                            ------------------------------------
                                            Name:  Qizhou Wu
                                            Title:    COO, Director

Dated:  October 20, 2004                    /s/ Guofu Dong
                                            ------------------------------------
                                            Name:  Guofu Dong
                                            Title:  Vice President,  Director

Dated:  October 20, 2004                    /s/ Liping Xie
                                            ------------------------------------
                                            Name:  Liping Xie
                                            Title:    Director

Dated:  October 20, 2004                    /s/ Tse Yiu Wong Andy
                                            ------------------------------------
                                            Name:  Tse Yiu Wong Andy
                                            Title:    ST.VP, Director

Dated:  October 20, 2004                    /s/ Robert Tung
                                            ------------------------------------
                                            Name: Robert Tung
                                            Title:  Director

Dated:  October 20, 2004                    /s/ Dr. Haimian Cai
                                            ------------------------------------
                                            Name: Dr. Haimian Cai
                                            Title:  Director

Dated:  October 20, 2004                    /s/ William E. Thomson
                                            ------------------------------------
                                            Name:  William E. Thomson
                                            Title:  Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of China Automotive Systems, Inc.
(Formerly Visions-In-Glass, Inc.)
(Successor to Ji Long Enterprise Investment Limited)

We have audited the accompanying revised consolidated balance sheets of China Automotive Systems, Inc. (incorporated in Delaware) as at December 31, 2003 and 2002 and the revised related consolidated statements of operations, cash flows and stockholders' equity for each of the years ended December 31, 2003 and 2002. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the revised consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Automotive Systems, Inc. as at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years ended December 31, 2003 and 2002 in conformity with United States generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the basis of presentation has changed from the equity method of accounting for the Company's investments in 2002, to the consolidation method of accounting in 2003.





Toronto, Ontario, Canada
February 14, 2004 except for note 18,            "Schwartz Levitsky Feldman llp"
   as to which the date is April 1, 2004 and               Chartered Accountants
note 22, as to which the date is October 26, 2004

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

                 China Automotive Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2003 and 2002


                                                        2003           2002
                                                     -----------    -----------
                                                                    (Restated -
                                                                      Note 21)


Cash flows from operating activities:
Net income                                           $ 3,871,269    $ 4,159,000
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Equity income of joint ventures                         --       (4,160,000)
    Minority shareholders' interests                   5,353,957           --
    Issuance of warrants to consultants                1,300,000           --
    Depreciation and amortization                      2,465,853           --
    Provision for doubtful accounts                      777,841           --
    Other operating adjustments                          (34,492)          --
    Changes in operating assets and
      liabilities:
      (Increase) decrease in:
        Pledged deposits                               1,272,067           --
        Accounts receivable                           (8,458,197)          --
        Inventories                                   (1,028,046)          --
      Increase (decrease) in:
        Accounts payable, accrued
          expenses, customer deposits
          and other payables                          (7,359,943)          --
        Accrued pension costs                            755,692           --
        Liability related to acquisition
          of joint venture assets                      1,204,819           --
        Taxes payable                                  3,608,220           --
        Long-term liabilities                            196,547           --
                                                     -----------    -----------
Net cash provided by (used in)
  operating activities                                 3,925,587         (1,000)
                                                     -----------    -----------


Cash flows from investing activities:
  Increase in other receivables                       (1,215,606)       (51,000)
  Cash paid to acquire fixed assets                   (8,843,129)          --
  Cash paid to acquire intangible assets                (328,228)          --
  Decrease in long-term investments                    1,189,157           --
                                                     -----------    -----------
Net cash used in investing activities                 (9,197,806)       (51,000)
                                                     -----------    -----------










                                   (continued)

                 China Automotive Systems, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
                     Years Ended December 31, 2003 and 2002


                                                       2003            2002
                                                   ------------    ------------
                                                                    (Restated -
                                                                      Note 21)


Cash Flows from financing activities:
  Proceeds from bank loans, net                    $  6,101,410    $       --
  Dividends paid                                     (2,646,632)           --
  Increase in amounts due to
    shareholders/directors                            6,770,887          52,000
  Proceeds from sale of common stock                    159,000            --
                                                   ------------    ------------
Net cash provided by financing activities            10,384,665          52,000
                                                   ------------    ------------

Cash and cash equivalents:
  Net increase                                        5,112,446            --
  At beginning of year                                     --              --
  Adjustment as a result of change
    to consolidation accounting
    from equity accounting
    effective January 1, 2003                         5,618,436            --
                                                   ------------    ------------
At end of year                                     $ 10,730,882    $       --
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
                                                   ============    ============


SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Acquisition of interest in
  joint venture from
  controlling shareholder                          $       --      $  9,631,000

Advances from shareholder to
  fund investments in joint
  ventures                                                 --         3,040,000

Cancellation of dividends
  previously declared                                17,167,000            --

Shares of common stock
  retained by public
  shareholders in March
  2003 recapitalization                                     110            --

Exercise of warrants on
  a cashless basis                                           51            --

Dividends declared                                   (2,295,394)     (3,609,000)

Advances from shareholders in
  connection with dividends
  declared                                            2,295,394       3,609,000

Deemed distribution to shareholders                    (279,863)      6,741,000

Issuance of warrants to consultants                   1,300,000            --




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

As of December 31, 2002 and 2003, Ji Long owned aggregate net interests in five Sino-foreign joint ventures organized in the PRC as shown below. The Company accounted for its interests in these joint ventures in 2002 and 2003 as described at Note 2.

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

During early 2003, the Directors of the Company and the other joint venturers in the Company's Sino-foreign joint ventures executed "Act in Concert" agreements, resulting in the Company having voting control of such Sino-foreign joint ventures. The Company is in the process of making application to the relevant PRC authorities for their approval to effect this change through amendments to the respective joint venture agreements. Consequently, effective January 1,

2003, the Company changed from equity accounting to consolidation accounting for its investments in Sino-foreign joint ventures for the year ended December 31, 2003.

Prior to January 1, 2003, the Company used the equity method pursuant to Emerging Issues Task Force Issue No. 96-16, which states that if a minority joint venture partner has the right to participate in management, the majority joint venture partner is required to account for its interest in the joint venture under the equity method of accounting, as more fully described as follows:

Jingzhou was formed in February 2003, with 51% owned by Jilong and 49% owned by Cixi City Fulida Synthetic Fibre Co., Ltd. ("Cixi"). The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of which (57%) are appointed by the Company and three of which (43%) are appointed by Cixi. Pursuant to the Joint Venture Agreement, unanimous approval of the Board of Directors is required for any decisions concerning issues such as amendments to the articles of incorporation, termination or dissolution of the joint venture, increase or decrease in registered capital, guaranties, share transfers, mergers and consolidations, and formation of a subsidiary. As for other operating matters, approval of more than two-thirds of the members of the Board of Directors (67%) is required. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by Cixi.

Zhejiang was formed in 2002, with 51% owned by Great Genesis and 49% owned by Zhejiang Vie Group ("ZVG"). The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of which (57%) are appointed by the Company and three of which (43%) are appointed by ZVG. Pursuant to the Joint Venture Agreement, unanimous approval of the Board of Directors is required for any decisions concerning issues such as amendments to the articles of incorporation, termination or dissolution of the joint venture, increase or decrease in registered capital, guaranties, share transfers, mergers and consolidations, and formation of a subsidiary. As for other operating matters, approval by more than two-thirds of the members of the Board of Directors (67%) is required. The Chairman of the Board of Directors is appointed by ZVG. The general manager is appointed by the Company.

Henglong was formed in 1997, with 42% owned by Jilong, 34% owned by Hubei Wanlong Investment Co., Ltd. ("HBWL"), 12% owned by Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. ("JLME"), 7% owned by Jiangling Tongchuang Machinery Co., Ltd. ("Jiangling") and 5% owned by Shanghai Tianxiang Automotive Parts Co., Ltd. ("Shanghai"). The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of which (57%) are appointed by the Company, two of which (29%) are appointed by HBWL, and one of which (14%) is appointed by JLME. Pursuant to the Joint Venture Agreement, unanimous approval of the Board of Directors is required for any decisions concerning issues such as amendments to the articles of incorporation, termination or dissolution of the joint venture, increase or decrease in registered capital, guaranties, share transfers, mergers and consolidations, and formation of a subsidiary. As for other operating matters, approval by more than two-thirds of the members of the Board of Directors (67%) is required. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by the Company.

Jiulong was formed in 1993, with 49% owned by Jilong, 20% owned by Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. ("JLME"), 21% owned by Xiamen Joylon Co., Ltd. ("Joylon") and 10% owned by Jingzhou Tianxin Investment Consulting Co., Ltd. ("Tianxin"). The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of which (57%) are appointed by the Company, two of which (29%) are appointed by JLME, and one of which (14%) is appointed by Joylon. Pursuant to the Joint Venture Agreement, unanimous approval of the Board of Directors is required for any decisions concerning issues such as amendments to the articles of incorporation, termination or dissolution of the joint venture, increase or decrease in registered capital, guaranties, share transfers, mergers and consolidations, and formation of a subsidiary. As for other operating matters, approval by more than two-thirds of the members of the Board of Directors (67%) is required. The Chairman of the Board of Directors is appointed by the JLME. The general manager is appointed by the Company.

Shenyang was formed in 2002, with 25% owned by Jilong, 30% owned by Henglong, 28% owned by Shenyang Jinbei Automotive Industry Co., Ltd. ("JB Industry"), and 17% owned by Shengyang Automotive Industry Investment Corporation ("JB Investment"). The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of which (57%) are appointed by the Company, two of which (29%) are appointed by JB Industry, and one of which (14%) is appointed by JB Investment. Pursuant to the Joint Venture Agreement, unanimous approval of the Board of Directors is required for any decisions concerning issues such as amendments to the articles of incorporation, termination or dissolution of the joint venture, increase or decrease in registered capital, guaranties, share transfers, mergers and consolidations, and formation of a subsidiary. As for other operating matters, approval by more than two-thirds of the members of the Board of Directors (67%) is required. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by the Company.

As a result of the foregoing board structures, each of the minority partners of Zhejiang, Jingzhou, Henlong, Jiulong and Shenyang had the right to approve major operating decisions of their respective joint ventures because the Company's representatives on the Boards of Directors of the joint ventures did not account for the requisite 67% of voting control required to approve various operating matters, which allowed the minority partners to participate in the operations of the management of the respective joint ventures. As such, the Company accounted for its interest in these joint ventures under the equity method in 2002 pursuant to EITF 96-16.

The minority partners of each of the joint ventures are all private companies not controlled, directly or indirectly, by any PRC municipal government or other similar government entity.

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

Advance Payments - These amounts represent advances or prepayments to acquire various assets to be utilized in the future in the Company's normal business operations. Such amounts are paid according to their respective contract terms and are classified as a current asset in the consolidated balance sheet.

Property and Equipment - Property and equipment are stated at cost. Major renewals and improvements are capitalized; minor replacements and maintenance and repairs are charged to operations. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets as follows:

Category                        Estimated Useful Life (Years)
--------                        -----------------------------

Land use rights and buildings:
  Land use rights                           45
  Buildings                                 25
Machinery and equipment                      6
Electronic equipment                         4
Motor vehicles                               6

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
                                       ============


6.   Other Receivables

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. At December 31, 2003, other receivables totaled $2,313,017, including $1,472,758 to related parties, net of an allowance for doubtful accounts of $1,053,047. During the year ended December 31, 2003, the allowance for doubtful accounts was increased by $1,053,047, including $771,084 to an investee of Jiulong.

In 1997, Jiulong, one of the Company's Sino-foreign joint ventures, made an investment to establish an auto sales firm named Jingzhou Jiulong Machinery and Electronic Material Co., Ltd. ("JL Material") in conjunction with a partner, Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. ("JL Manufacturing"). JL Material had total capital of $1,204,819 (RMB10,000,000), owned 20% by Jiulong. During the six year period from 1997 through 2002, Jiulong and JL Material had an agreement that Jiulong sold vehicles to JL Material on credit and JL Material repaid Jiulong according to the terms of the agreement.

At December 31, 2003, Jiulong had an accounts receivable from JL Material of $1,003,987. Since JL Material was experiencing financial difficulties, the Company believed there would be an uncollectible amount of $771,084 at December 31, 2003, and accordingly, recorded an increase to its allowance for doubtful accounts by that amount. The Company terminated the agreement with JL Material during 2003.

With the exception of the receivable from JL Material, the Company believes that all other receivables are collectible, as the related parties are in good financial conditions and are paying their payables to Company pursuant to the terms of their respective contracts.

7.   Inventories

Inventories at December 31, 2003 are summarized as follows:


Raw materials                          $  3,622,369
Work in process                           2,110,612
Finished goods                            4,808,434
                                       ------------
                                         10,541,415
Less:  Provision for loss                  (311,993)
                                       ------------
                                       $ 10,229,422
                                       ============


8.   Property, Plant and Equipment

Property, plant and equipment at December 31, 2003 are summarized as follows:

Land use rights and buildings          $  5,593,726
Machinery and equipment                  16,550,441
Electronic equipment                      1,233,580
Motor vehicles                            1,253,718
Construction in progress                  3,418,614
                                       ------------
                                         28,050,079
Less:  Accumulated depreciation          (5,700,023)
                                       ------------
                                       $ 22,350,056
                                       ============


9.   Intangible Assets

The activity in the Company's intangible asset account during the year ended December 31, 2003 is summarized as follows:

Balance at beginning of year,
  consisting of technical know-how     $     38,831
Add:  Additions during the year -
      Financial software license             10,271
      Mapping design software license       180,000
                                       ------------
                                            229,102
Less:  Accumulated amortization             (10,463)
                                       ------------
Balance at end of year                 $    218,639
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


11. Liability Related to Acquisition of Joint Venture Assets

In conjunction with the formation of the Jingzhou Sino-foreign joint venture in February 2003, the Company purchased certain operating assets consisting of production equipment from the local government and had a remaining obligation outstanding of $1,204,819 at December 31, 2003. The obligation was interest free and matured on February 28, 2004. The Company paid this liability in full on a timely basis.

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
                 ===========   ===========   ===========   ===========   ===========   ===========


For the years ended December 31, 2003 and 2002, the condensed statements of operations of the Company's Sino-foreign joint ventures are presented below.

The condensed statements of operations of the Company's Sino-foreign joint ventures for the year ended December 31, 2003 excludes corporate general and administrative expense of $1,109,000, stock-based compensation of $1,300,000, and non-operating income of $106,000.

                              Henglong                     Jiulong                     Shenyang                    zhejiang
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
                          2003          2002          2003          2002          2003          2002          2003          2002
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Proportionate
ownership interest
at end of year                42%           42%           81%           81%           55%        37.60%           51%           51%
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Net sales              33,929,946    26,007,000    18,660,367    10,789,000    13,173,434     4,022,000     1,678,018        66,000
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Cost of goods sold     21,242,707    14,841,000     9,695,034     5,881,000     9,964,598     3,814,000     1,215,407        69,000
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Gross profit           12,687,239    11,166,000     8,965,333     4,908,000     3,208,836       208,000       462,611        -3,000
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Selling expenses        1,434,715       632,000     1,078,316     1,900,000        85,499        28,000       121,046        18,000
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
General and
administrative
expenses                2,724,473     2,109,176     2,764,807     2,242,409       646,879       346,906       359,116       113,343
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Research &
Development expenses      809,914        59,753       201,627       164,881          --            --           5,490         1,257
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Depreciation and
amortization              757,219       167,071       263,925        99,710       139,168        20,094       161,290         4,400
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Stock-based
compensation
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Income (loss) from
operations              6,960,918     8,198,000     4,656,658       501,000     2,337,290      -187,000      -184,331      -140,000
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Finance costs             209,146       145,000       126,025        17,000        -1,667        -2,000         1,081        -6,000
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Other income
(expense), net            228,587       451,000       139,989       216,000         9,553         9,000        49,303          --
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Income (loss)
before income taxes     6,980,359     8,504,000     4,670,622       700,000     2,348,510      -176,000      -136,109      -134,000
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Income taxes              777,485     1,303,000       973,455       302,000          --            --            --            --
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Net income (loss)       6,202,874     7,201,000     3,697,167       398,000     2,348,510      -176,000      -136,109      -134,000
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Equity in income
(loss) of joint
ventures                2,605,207     3,989,000     2,691,050       311,000     1,409,106       -65,000       -69,416       -75,000
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------



                               Jingzhou                  Elimination                     Total
                       ----------    ----------    -----------   ----------    ----------    ----------
                          2003          2002          2003          2002          2003          2002
                       ----------    ----------    -----------   ----------    ----------    ----------
Proportionate
ownership interest
at end of year                51%
                       ----------    ----------    -----------   ----------    ----------    ----------
Net sales               1,702,306          --      -13,816,897   -7,084,000    55,327,174    33,800,000
                       ----------    ----------    -----------   ----------    ----------    ----------
Cost of goods sold      1,764,293          --      -13,481,838   -7,084,000    30,400,201    17,521,000
                       ----------    ----------    -----------   ----------    ----------    ----------
Gross profit              -61,987             0    -335,059               0    24,926,973    16,279,000
                       ----------    ----------    -----------   ----------    ----------    ----------
Selling expenses           13,849          --             --           --       2,733,425     2,578,000
                       ----------    ----------    -----------   ----------    ----------    ----------
General and
administrative
expenses                  118,749          --             --           --       6,614,024     4,811,834
                       ----------    ----------    -----------   ----------    ----------    ----------
Research &
Development expenses         --            --             --           --       1,017,031       225,891
                       ----------    ----------    -----------   ----------    ----------    ----------
Depreciation and
amortization               45,569          --             --           --       1,367,171       291,275
                       ----------    ----------    -----------   ----------    ----------    ----------
Stock-based
compensation
                       ----------    ----------    -----------   ----------    ----------    ----------
Income (loss) from
operations               -240,154             0       -335,059            0    13,195,322     8,372,000
                       ----------    ----------    -----------   ----------    ----------    ----------
Finance costs              11,387          --           -1,249         --         344,723       154,000
                       ----------    ----------    -----------   ----------    ----------    ----------
Other income
(expense), net              1,464          --             --           --         428,896       676,000
                       ----------    ----------    -----------   ----------    ----------    ----------
Income (loss)
before income taxes      -250,077             0       -333,810            0    13,279,495     8,894,000
                       ----------    ----------    -----------   ----------    ----------    ----------
Income taxes                 --            --             --           --       1,750,940     1,605,000
                       ----------    ----------    -----------   ----------    ----------    ----------
Net income (loss)        -250,077             0       -333,810            0    11,528,555     7,289,000
                       ----------    ----------    -----------   ----------    ----------    ----------
Equity in income
(loss) of joint
ventures                 -127,539          --         -333,810         --       6,174,598     4,160,000
                       ----------    ----------    -----------   ----------    ----------    ----------

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
                                                  ============

22.  Restatement to financial statements


Based on the comments from the Securities and Exchange Commission, the company amended the consolidated statement of cash flows for the year ended December 31, 2003 and extended or modified certain notes to the consolidated financial statements to provide additional information as detailed below. The consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of stockholders' equity remained unchanged.

The following table presents the effects of the aforementioned amendments to the consolidated statement of cash flows, reflecting interest paid of $330,167 as "net cash provided by operating activities" instead of as "net cash provided by financing activities". Certain other items included in "net cash provided by operating activities" were also reclassified.

                                                              2003
                                                 -------------------------------
                                                       $                   $
                                                 As restated       As previously
                                                                        reported
Net cash provided by operating activities          3,925,587           4,255,754
Net cash provided by financing activities         10,384,665          10,054,498


The following notes have been expanded or modified to provide additional information: Notes 1, 2, 6, 9, 11 and 20.