Form 10QSB
period 2004-11-12
CHINA AUTOMOTIVE SYSTEMS INC
filed 2004-11-15
CIK 1157762

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004

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

                                 Yes [X] No [ ]


      As of September 30, 2004, the Company had 22,574,542 shares of common stock issued and outstanding.

      Transitional Small Business Disclosure Format: Yes [ ] No [X]

      Documents incorporated by reference: None.

                         CHINA AUTOMOTIVE SYSTEMS, INC.
                                      INDEX

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - September 30, 2004 (Unaudited) and
   December 31, 2003

   Condensed Consolidated Statements of Operations (Unaudited) - Three
   Months and Nine Months Ended September 30, 2004 and 2003

   Condensed Consolidated Statements of Comprehensive Income (Loss)
   (Unaudited) - Three Months and Nine Months Ended September 30, 2004 and 2003

   Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine
   Months Ended September 30, 2004 and 2003

   Notes to Condensed Consolidated Financial Statements (Unaudited) -
   Three Months and Nine Months Ended September 30, 2004 and 2003

   Item 2. Management's Discussion and Analysis or Plan of Operation

   Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                 China Automotive Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                     September 30,        December 31,
                                                         2004                2003
                                                     -------------       -------------
                                                      (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                           $ 11,012,193       $ 10,730,882
  Pledged cash deposits                                  1,699,495          1,272,067
  Accounts and notes receivable, including
    $1,373,017 and $1,248,328 from related parties
    at September 30, 2004 and December 31, 2003,
    respectively, net of an allowance for doubtful
    accounts of $3,055,277 and $2,757,374 at
    September 30, 2004 and December 31, 2003,
    respectively                                        33,814,199         38,680,011
  Advance payments, including $656,640 and
    $1,513,973 to related parties at September 30,
    2004 and December 31, 2003, respectively, net
    of an allowance for doubtful accounts of
    $191,364 at September 30, 2004 and
    December 31, 2003                                    9,903,719          9,980,367
 Inventories                                            14,407,991         10,229,422
                                                      ------------       ------------
Total current assets                                    70,837,597         70,892,749
                                                      ------------       ------------


Property, plant and equipment                           32,445,908         28,050,079
Less:  Accumulated depreciation                         (7,559,277)        (5,700,023)
                                                      ------------       ------------
                                                        24,886,631         22,350,056
                                                      ------------       ------------

Intangible assets, net                                     168,837            218,639
Other receivables, including $1,556,938 and
  $1,472,758 from related parties at September
  30, 2004 and December 31, 2003, respectively,
  net of an allowance for doubtful accounts
  of $1,164,678 and $1,053,047 at September
  30, 2004 and December 31, 2003, respectively           3,434,160          2,313,017
Long-term investments                                       72,289             72,289
                                                      ------------       ------------
Total assets                                          $ 99,399,514       $ 95,846,750
                                                      ============       ============

                 China Automotive Systems, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)

                                              September 30,    December 31,
                                                  2004            2003
                                              ------------     ------------
                                              (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank loans                                  $ 12,650,602      $  9,638,554
  Accounts and notes payable,
    including $627,525 and
    $1,175,006 to related parties
    at September 30, 2004 and December
    31, 2003, respectively                      27,698,037        23,017,221
  Customer deposits                                435,517           907,519
  Accrued payroll and related costs              1,940,363         1,173,576
  Accrued expenses and other payables            2,581,686         1,992,207
  Accrued pension costs                          2,203,883         1,516,649
  Liability related to acquisition of
    joint venture assets                                --         1,204,819
Taxes payable                                    4,755,586         6,268,803
Amounts due to shareholders/directors              598,744         5,229,281
                                              ------------      ------------
Total current liabilities                       52,864,418        50,948,629
                                              ------------      ------------

Long-term liabilities                              196,378           196,547
                                              ------------      ------------
Minority interests                              16,890,933        18,686,712

Stockholders' equity:
Preferred stock, $0.0001 par value--
  Authorized - 20,000,000 shares
  Issued and outstanding - None                         --                --
Common stock, $0.0001 par value--
  Authorized - 80,000,000 shares
  Issued and Outstanding--
    22,574,542 shares at September 30,
    2004 and December 31, 2003                       2,257             2,257


Additional paid-in capital                      17,965,158        18,779,880
Retained earnings--
  Appropriated                                   4,225,222         3,775,254
  Unappropriated                                 7,252,179         3,461,621
Foreign currency translation gain
  (loss)                                             2,969            (4,150)
                                              ------------      ------------
Total stockholders' equity                      29,447,785        26,014,862
                                              ------------      ------------
Total liabilities and stockholders'
  equity                                      $ 99,399,514      $ 95,846,750
                                              ============      ============


     See accompanying notes to condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)

                                      Three Months Ended September 30,
                                      --------------------------------
                                           2004              2003
                                      -------------       ------------
                                                          (Restated -
                                                            Note 12)
Net sales, including $488,083
  and $651,000 to related parties
  in 2004 and 2003, respectively       $ 14,598,707       $ 13,087,884
Cost of sales, including $412,390
  and $56,934 purchased from
  related parties in 2004 and
  2003, respectively                      8,944,911          7,428,901
                                       ------------       ------------
  Gross profit                            5,653,795          5,658,983
                                       ------------       ------------
Costs and expenses:
  Selling                                   648,127            496,428
  General and administrative              1,396,212          1,512,779
  Depreciation and amortization             152,152             91,645
                                       ------------       ------------
  Total costs and expenses                2,196,491          2,100,852
                                       ------------       ------------
Income from operations                    3,457,304          3,558,131
                                       ------------       ------------

Other income (expense):
  Other non-operating income                223,302             98,855
  Financial expenses                       (212,138)          (102,506)
                                       ------------       ------------
  Other income (loss), net                   11,164             (3,651)
                                       ------------       ------------
Income before income taxes                3,468,468          3,554,480
Income taxes                                376,730            (37,811)
                                       ------------       ------------
Income before minority interest           3,091,738          3,592,291
Minority interests                        1,062,140          1,638,153
                                       ------------       ------------
Net income                             $  2,029,598       $  1,954,138
                                       ============       ============

Net income per common share -
  Basic                                $       0.09       $       0.09
  Diluted                              $       0.09       $       0.09

Weighted average number of
  common shares outstanding -
  Basic                                  22,574,542         22,023,281
  Diluted                                22,575,637         22,411,383


     See accompanying notes to condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)

                                         Nine Months Ended September 30,
                                         -------------------------------
                                             2004               2003
                                         ------------       ------------
                                                            (Restated -
                                                              Note 12)
Net sales, including $1,145,606
  and $2,666,000 to related parties
  in 2004 and 2003, respectively         $ 43,682,280       $ 36,923,748
Cost of sales, including $1,168,748
  and $1,663,483 purchased from
  related parties in 2004 and
  2003, respectively                       26,667,088         20,378,268
                                         ------------       ------------
  Gross profit                             17,015,191         16,545,480
                                         ------------       ------------

Costs and expenses:
  Selling                                   1,935,483          1,151,754
  General and administrative                6,062,232          5,029,546
  Depreciation and amortization               402,767            256,940
  Stock-based compensation                         --          1,300,000
                                         ------------       ------------
  Total costs and expenses                  8,400,482          7,738,240
                                         ------------       ------------
Income from operations                      8,614,709          8,807,240
                                         ------------       ------------
Other income (expense):
  Other non-operating income                  668,735            446,776
  Financial expenses                         (557,740)          (225,165)
                                         ------------       ------------
  Other income, net                           110,995            221,611
                                         ------------       ------------
Income before income taxes                  8,725,704          9,028,851
Income taxes                                1,142,118            942,520
                                         ------------       ------------
Income before minority interest             7,583,586          8,086,331
Minority interests                          2,734,841          4,655,939
                                         ------------       ------------
Net income                               $  4,848,745       $  3,430,392
                                         ============       ============

Net income per common share -
  Basic                                  $       0.21       $       0.16
  Diluted                                $       0.21       $       0.16

Weighted average number of
  common shares outstanding
  Basic                                    22,574,542         21,773,149
  Diluted                                  22,574,907         22,075,006


     See accompanying notes to condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
  Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

                                         Three Months Ended September 30,
                                         --------------------------------
                                            2004                   2003
                                         ----------            ----------
                                                              (Restated -
                                                                Note 12)
Net income                               $2,029,598            $1,954,138


Other comprehensive income (loss):
  Foreign currency translation gain              --                    --
                                         ----------            ----------
Comprehensive income                     $2,029,598            $1,954,138
                                         ==========            ==========

                 China Automotive Systems, Inc. and Subsidiaries
  Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)


                                         Nine Months Ended September 30,
                                         -------------------------------
                                            2004                 2003
                                         ----------           ----------
                                                             (Restated -
                                                             Note 12)
Net income                               $4,848,745          $3,430,392
Other comprehensive income (loss):
  Foreign currency translation gain           7,119                  --
                                         ----------          ----------
Comprehensive income                     $4,855,864          $3,430,392
                                         ==========          ==========


     See accompanying notes to condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                         2004               2003
                                                     ------------       ------------
                                                                         (Restated -
                                                                           Note 12)
Cash flows from operating activities:
Net income                                           $  4,848,745       $  3,430,392
Adjustments to reconcile net income to net
cash provided by operating activities:
     Minority interests                                 2,734,841          4,655,939
     Issuance of warrants to consultants                       --          1,300,000
     Depreciation and amortization                      2,040,149          1,531,303
     Other operating adjustments                       (1,006,401)           (67,805)
     Changes in operating assets and
      liabilities:
      (Increase) decrease in:
        Pledged deposits                                 (427,428)        (1,952,003)
        Accounts receivable                             4,865,812         (7,796,292)
        Advance payments                                   76,648           (783,900)
        Inventories                                    (4,465,424)        (1,094,807)
      Increase (decrease) in:
        Accounts and notes payable                      4,746,432          4,516,119
        Customer deposits                                (471,878)          (269,524)
        Accrued payroll and related
          costs                                           781,083           (141,439)
        Accrued expenses and other
          payables                                        631,626         (1,088,317)
        Accrued pension costs                             687,234            598,746
        Taxes payable                                  (1,504,828)          (162,558)
                                                     ------------       ------------
Net cash provided by operating activities              13,536,611          2,675,854
                                                     ------------       ------------

Cash flows from investing activities:
  (Increase) decrease in other receivables             (1,498,369)         5,605,023
  (Increase) decrease in long-term investments           (239,399)         1,189,157
  Cash paid to acquire fixed assets                    (6,669,027)        (4,062,479)
                                                     ------------       ------------
Net cash provided by (used in)
  investing activities                                 (8,406,795)         2,731,701
                                                     ------------       ------------

                 China Automotive Systems, Inc. and Subsidiaries
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)


                                              Nine Months Ended September 30,
                                              -------------------------------
                                                  2004               2003
                                              ------------       ------------
                                                                 (Restated -
                                                                  Note 12)

Cash flows from financing activities:
  Proceeds from bank loans,net                $  3,614,458       $  2,409,638
  Dividends paid                                (4,469,379)        (6,187,309)
  Decrease in amounts due to
    shareholders/directors                      (4,630,537)        (1,726,752)
  Contributions to capital by minority
    interest holders                             1,841,772            159,000
  Decrease in liability related to
    acquisition of joint venture assets         (1,204,819)                --
                                              ------------       ------------
Net cash used in financing activities           (4,848,505)        (5,345,423)
                                              ------------       ------------
Cash and cash equivalents:
  Net increase                                     281,311             62,132
  At beginning of period                        10,730,882                 --
  Adjustment as a result of change
    to consolidation accounting
    from equity accounting
    effective January 1, 2003                           --          5,618,436
                                              ------------       ------------
  At end of period                            $ 11,012,193       $  5,680,568
                                              ============       ============

Supplemental Disclosure of Non-Cash
  Investing and Financing Activities:
Cancellation of dividends
  previously declared                                   --         17,167,000
Shares of common stock
  retained by public
  shareholders in March
  2003 recapitalization                                 --                110
Dividends declared                                                 (2,295,394)
Advances from shareholders in
  connection with dividends declared                                2,295,394
Deemed distribution to shareholders                                  (279,863)
Issuance of warrants to consultants                     --          1,300,000
Decrease in minority interests as a
  result of Jingzhou transaction                 1,493,188                 --


     See accompanying notes to condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
         Three Months and Nine Months Ended September 30, 2004 and 2003


1.   Organization and Basis of Presentation

Organization - Effective March 5, 2003, Visions-In-Glass, Inc., a United States public company incorporated in the State of Delaware ("Visions"), entered into a Share Exchange Agreement to acquire 100% of the shareholder interest in Great Genesis Holding Limited, a company incorporated on January 3, 2003 under the Companies Ordinance in Hong Kong as a limited liability company ("Great Genesis"), as a result of which Great Genesis became a wholly-owned subsidiary of Visions. At the closing, the former directors and officers of Visions resigned, and new directors and officers were appointed. Visions subsequently changed its name to China Automotive Systems, Inc.

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

The acquisition of Great Genesis by the Company was accounted for as a recapitalization of Great Genesis, pursuant to which the accounting basis of Great Genesis remained unchanged subsequent to the transaction date. Accordingly, the pre-transaction financial statements of Great Genesis are the historical financial statements of the Company.

Ji Long owns the following aggregate net interests in four Sino-foreign joint ventures organized in the PRC as of September 30, 2004:

Name of Entity                                               Percentage Interest
---------------------------                                  -------------------
Jingzhou Henglong Automotive Parts
  Co. Limited ("Henglong")                                             44.5%

Shashi Jiulong Power Steering Co.
  Limited ("Jiulong")                                                  81.0%

Shenyang Jinbei Henglong Automotive
  Steering System Co. Limited ("Shenyang")                             70.0%

Zhejiang Henglong & Vie Pump-Manu Co.
  Limited ("Zhejiang")                                                 51.0%

The Company accounted for the above joint ventures on a consolidated basis since January 1, 2003 because the Company exercised sufficient control over the management and operations.

Henglong and Jiulong are mainly engaged in the production of rack and pinion power steering gears and integral ball and nut power steering gears for cars, light and heavy-duty vehicles. Shenyang and Zhejiang were established in 2002 and are focused on power steering parts and power steering pumps. Jingzhou Henglong Fulida Textile Co., Ltd ("Jingzhou") was formed in 2003 to produce environmental textiles and raw materials. At present, Henglong, Jiulong, Shenyang and Zhejiang are the main revenue-generating entities.

Prior to December 31, 2002, the investors in Shenyang were Ji Long, Henglong, Shengyang Automotive Industry Investment Corporation and Shenyang Jinbei Automotive Industry Co., Ltd. The Company owned 25% of Shenyang directly and 12.6% of Shenyang indirectly through its ownership in Henglong, for a combined ownership of 37.6%. On December 31, 2002, according to an equity transfer agreement, 30% of the stock rights in Shenyang held by Henglong were to be transferred to Ji Long, and 17% of the stock rights in Shenyang held by Shenyang Automotive Industry Investment Corporation were to be transferred to Shenyang Jinbei Automotive Industry Co., Ltd. This transfer has been approved by the applicable PRC authorities. As a result, the Company has owned 55% of Shenyang directly. The Company accounted this increase in ownership in Shenyang from January 1, 2003, with an appropriate adjustment of minority interest. On April 8, 2004, the board of directors approved an increase in Shenyang's registered capital and total capital from $5,421,687 (RMB45,000,000) to $8,132,530
(RMB67,500,000); the Chinese investor was changed from Shenyang Jinbei Automotive Industry Co., Ltd. to Shenyang Jinbei Automotive Company Limited. The shareholder transfer and capital increase, along with the newly signed Joint Venture Agreement and Articles of Incorporation, have been approved by the applicable PRC authorities. Accordingly, Shenyang's registered capital is now $8,132,530 (RMB67,500,000), including $5,692,771 (RMB47,250,000) from the
Company, which is 70% of the total registered capital, and $2,439,759 (RMB20,250,000) from Shenyang Jinbei Automotive Company Limited, which is 30% of the total registered capital. The increase in capital of $2,710,843 (RMB22,500,000) has been injected into Shenyang.

Jingzhou was formed in February 2003 to produce environmental textiles and raw materials, and was owned 51% by Ji Long and 49% by Cixi City Fulida Synthetic Fibre Co., Ltd. As the minority interest partner has the right to participate in management, the Company accounted for its interest in this Sino-foreign joint venture under the equity method of accounting through September 30, 2003. As a result of the execution of an "Act in Concert" Agreement for Jingzhou during the three months ended December 31, 2003, the Company consolidated Jingzhou as of December 31, 2003 and for the year then ended.

Effective September 1, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into an equity exchange agreement (the "Exchange Agreement") with Hubei Wanlong Investment Co., Ltd ("Hubei Wanlong"), which is controlled by Mr. Chen Hanlin, the Chairman of the Company. Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of Hubei Wanlong's equity interests in Henglong based on their respective fair market values as determined by an independent appraisal firm. The difference between the fair value and the book value resulting from the disposition of the joint venture interest in Jingzhou was debited to additional paid-in capital. With respect to consideration paid by the Company in excess of the Chairman's basis in his investment, such excess has been charged to additional paid-in capital as a distribution to the Chairman, resulting in the acquired 2.5% equity interests in Henglong being recorded by the Company at the Chairman's original cost basis. The Company paid approximately $90,000 to Hubei Wanlong in conjunction with this transaction.

Jingzhou was consolidated with the Company's operations through August 31, 2004. Accordingly, for the three months and nine months ended September 30, 2004, the Company's unaudited condensed consolidated results of operations included revenues from Jingzhou of $379,878 and $2,746,389, respectively, and a net loss of $24,432 and $42,337, respectively. Jingzhou was in the initial development stage during 2003, generating revenues of $510,654 and a net loss of $86,661 for the nine months ended September 30, 2003.


Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and Sino-foreign joint ventures for the three months and nine months ended September 30, 2004 and 2003. All significant inter-company accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

During early 2003, the Directors of the Company and the other joint venturers in the Company's Sino-foreign joint ventures (except for Jingzhou) executed "Act in Concert" agreements, resulting in the Company having voting control in such Sino-foreign joint ventures. The Company is in the process of making application to the relevant PRC authorities for their approval to effect this change through amendments to the respective joint venture agreements. Consequently, effective January 1, 2003, the Company changed from equity accounting to consolidation accounting for its investments in Sino-foreign joint ventures (except for Jingzhou). Prior to January 1, 2003, the Company accounted for its investments in Sino-foreign joint ventures under the equity method. As a result of the Board structures of the Company's joint ventures, each of the minority partners of Zhejiang, Henglong, Jiulong and Shenyang had the right to approve major operational decisions of their respective joint ventures because the Company's representatives on the Boards of Directors of the Joint Ventures did not account for the requisite 67% of voting control required to approve various operating matters, which allowed the minority partners to participate in the operations of the management of the respective Joint Ventures. As such, prior to January 1, 2003, the Company used the equity method to account for its interest in Jingzhou pursuant to Emerging Issues Task Force Issue No. 96-16, which states that if a minority joint venture partner has the right to participate in management, the majority joint venture partner is required to account for its interest in the joint venture under the equity method of accounting.

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

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2004, the results of operations for the three months and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. The consolidated balance sheet as of December 31, 2003 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSBA, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

Income Per Share - Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. Income per common share calculations for the nine months ended September 30, 2003 reflected the retroactive restatement of the shareholders' equity section to reflect the March 2003 recapitalization. As of September 30, 2003, the Company had potentially dilutive securities consisting of warrants to purchase 550,375 shares of common stock exercisable at $1.20 per share. As of September 30, 2004, the Company had potentially dilutive consisting of stock options to purchase 22,500 shares of common stock exercisable at $4.50 per share.

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

Pro Forma Financial Disclosure - The fair value of stock options issued to directors in July 2004 has been estimated on the grant date using the Black-Scholes option-pricing model. Had such stock options been accounted for pursuant to SFAS No. 123, the effect on the Company's results of operations would have been as follows:

For the three months ended September 30, 2004 and 2003, the Company would have recorded $55,125 and $0 additional compensation expense, resulting in net income of $1,974,473 and $1,954,138, respectively, and net income per common share of $0.09 and $0.09, respectively.

For the nine months ended September 30, 2004 and 2003, the Company would have recorded $55,125 and $0 as additional compensation expense, resulting in net income of $4,793,620 and $3,430,392, respectively, and net income per common share of $0.21 and $0.16, respectively.

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

The Company's only component of other comprehensive income (loss) is foreign currency translation gain of $7,119 for the nine months ended September 30, 2004. This amount has been recorded as a separate component of stockholders' equity.

Reclassifications - Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2.   Certain Significant Risks and Uncertainties

The Company is subject to the consideration and risks of operating in the PRC. These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC.

The economy of the PRC differs significantly from the economies of the "western" industrialized nations in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions in PRC.

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

As many of the economic reforms, which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures such as the level of exchange rate, it remains possible for the PRC government to exert significant influence on the PRC economy.

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

On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate"). No representation is made that the RMB amounts have been, or could be, converted into US$ at that rate. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submission of a payment application form together with suppliers' invoices, shipping documents and signed contracts.

3.   Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143, effective January 1, 2003. The adoption of SFAS No. 143 did not have a significant effect on the Company's financial statement presentation or disclosures.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a significant effect on the Company's financial statement presentation or disclosures.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principles for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant effect on the Company's financial statement presentation or disclosures.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R") that replaced the original FIN 46. FIN 46R requires identification of a company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand alone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46R. The implementation of the provisions of FIN 46R in 2003 did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.

4.    Inventories

Inventories at September 30, 2004 and December 31, 2003 consisted of the following:

                                               September 30,       December 31,
                                                   2004                2003
                                                (Unaudited)
                                               ------------        ------------
Raw materials                                  $  4,697,787        $ 3,622,369

Work-in-process                                   2,234,655          2,110,612

Finished goods                                    7,745,477          4,808,434
                                               ------------        ------------
                                                 14,677,919          10,541,415
Less:  provision for loss                          (269,928)           (311,993)
                                               ------------        ------------
                                               $ 14,407,991        $ 10,229,422
                                               ============        ============

5.    Liability Related to Acquisition of Joint Venture Assets

In conjunction with the formation of the Jingzhou Sino-foreign joint venture in February 2003, the Company purchased certain operating assets consisting of production equipment from the local government and had a remaining liability outstanding of $1,204,819 as of December 31, 2003. The obligation was interest free and matured on February 28, 2004. The Company paid this liability in full on a timely basis.

6.    Amounts Due to Shareholders/Directors

The activity in the amounts due to shareholders/directors for the nine months ended September 30, 2004 is as follows:

Balance, December 31, 2003                                          $ 5,229,281

Cash advances from shareholders                                      10,525,526

Cash disbursements to shareholders                                  (15,156,063)
                                                                    -----------
Balance, September 30, 2004                                         $   598,744
                                                                    ===========

At September 30, 2004 and December 31, 2003, the amounts due to shareholders/directors were unsecured, interest-free and repayable on demand.

During the three months ended March 31, 2003, amounts due to shareholders/directors aggregating $17,167,000 were cancelled. This transaction was accounted for as a contribution to capital.

7.    Minority Interests

During the three months and nine months ended September 30, 2004, the minority interest holders contributed $280,561 and $1,841,772, respectively, of capital to the Company's Sino-foreign joint ventures, which has been shown as an increase in the liability to minority interests in the accompanying balance sheet as of September 30, 2004. On August 31, 2004, the equity exchange involving Jingzhou and Henglong (see Note 1) resulted in a decrease of $1,493,188 to minority interests in the accompanying balance sheet dated September 30, 2004.

8.    Stockholders' Equity

During March 2003, in conjunction with the transaction with Great Genesis described at Note 1, the Company effected a 3.5 to 1 forward split of its outstanding shares of common stock, thus increasing the 5,293,000 shares of common stock outstanding at that time to 18,525,500 shares, of which 17,424,750 shares were then returned to the Company and cancelled.

During March 2003, in conjunction with the transaction with Great Genesis described at Note 1, the Company issued common stock purchase warrants to three consultants to acquire an aggregate of 550,375 shares of common stock, exercisable for a period of one year at $1.20 per share. The aggregate fair value of these warrants, calculated pursuant to the Black-Scholes option-pricing model, was estimated to be $1,300,000, and was charged to operations during the nine months ended September 30, 2003.

In July 2004, the Company proposed to adopt a stock incentive plan, which plan is currently subject to shareholder approval. The stock incentive plan provides for the issuance, to the Company's officers, directors, management and employees, of options to purchase shares of the Company's common stock. On July 21, 2004, the Company issued options to purchase 7,500 shares of common stock to each of its three independent directors. Such share options vest immediately upon grant and are exercisable at $4.50 per share over a period of two years. The exercise price represents a 11.11% premium from the fair market value as based upon the grant date the stock options. After the stock incentive plan is approved, the Company plans to register the common shares underlying the stock incentive plan.

The following table sets forth stock options that would be granted to the
Directors:

Name of Director   Number of Option   Exercise           Exercise Period
                    Shares Granted     Price
----------------   ---------------    --------   -------------------------------
  Robert Tung           7,500           4.50     June 25, 2004 to June 24, 2006
  Haimian Cai           7,500           4.50     June 25, 2004 to June 24, 2006
  William Thomson       7,500           4.50     June 25, 2004 to June 24, 2006

9.    Income Taxes

The Company's Sino-foreign joint ventures registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. Two of the Company's Sino-foreign joint ventures, Henglong and Jiulong, were subject to a tax rate of 15% during 2003, and are also subject to a tax rate of 15% during 2004. Shenyang, was subject to a two-year tax holiday commencing with its first profit-making year (2003), in accordance with the relevant income tax laws for Sino-foreign joint ventures. Shenyang's second profit-making year is 2004. The tax rate for the Company's two other subsidiaries, Zhejiang and Jingzhou, has not been ratified.

No provision for Hong Kong profits tax has been made as Ji Long and Great Genesis are investment holding companies and did not have any assessable profits in Hong Kong in 2003.

10.   Significant Concentrations and Related Party Transactions

The Company grants credit to its customers, generally on an open account basis. The Company's customers are all located in the PRC.

During the three months ended September 30, 2004, the Company's ten largest customers accounted for 72.3% of the Company's consolidated net sales, with three customers each accounting for in excess of 10% of consolidated net sales, with 19%, 11.9% and 11.5% of consolidated net sales, or an aggregate of 42.4% of consolidated net sales. As of September 30, 2004, approximately 33% of accounts receivable were from trade transactions with the aforementioned three customers.

During the nine months ended September 30, 2004, the Company's ten largest customers accounted for 65.7% of the Company's consolidated net sales, with two customers each accounting for in excess of 10% of consolidated net sales, with 19.8% and 14.2% of consolidated sales, or an aggregate of 34% of consolidated net sales. As of September 30, 2004, approximately 22% of accounts receivable were from trade transactions with the aforementioned two customers.

During the three months ended September 30, 2003, the Company's ten largest customers accounted for 77.6% of the Company's consolidated net sales, with three customers each accounting for in excess of 10% of consolidated net sales, with 27.2%, 12.2% and 11.2% of consolidated net sales, or an aggregate of 50.6% of consolidated net sales. As of September 30, 2003, approximately 39% of accounts receivable were from trade transactions with the aforementioned three customers.

During the nine months ended September 30, 2003, the Company's ten largest customers accounted for 77.3% of the Company's consolidated net sales, with three customers each accounting for in excess of 10% of consolidated net sales, with 27.1%, 10.7% and 10.1% of consolidated sales, or an aggregate of 47.9% of consolidated net sales. As of September 30, 2003, approximately 39% of accounts receivable were from trade transactions with the aforementioned two customers.

During the three months ended September 30, 2004 and 2003, sales to related parties aggregated $488,083 and $651,000, respectively.

During the nine months ended September 30, 2004 and 2003, sales to related parties aggregated $1,145,606 and $2,666,000, respectively.

During the three months ended September 30, 2004 and 2003, purchases from related parties aggregated $412,390 and $56,934, respectively.

During the nine months ended September 30, 2004 and 2003, purchases from related parties aggregated $1,168,748 and $1,663,483, respectively.

11.   Related Party Transactions

Effective August 2, 2003, the Company entered into a five-year License and Technical Assistance Agreement (the "Agreement") with Sino-American, Inc. ("Sino-American"), a United States company controlled by the Company's Chairman and controlling shareholder. The Agreement provided for total payments of $6,000,000 to enable Sino-American to purchase technical assistance and equipment for use in the Company's business operations in China. During November 2003, $2,000,000 was paid by the Company to Sino-American, which was classified as advance payments in the consolidated balance sheets dated September 30, 2004 and December 31, 2003, net of amounts expended through such dates.

This agreement also allowed the Company to transfer funds from China to the United States to fund normal corporate general and administrative expenses.

Through September 30, 2004, Sino-American had paid, on behalf of or for the benefit of the Company, a total of $1,742,630, including a $250,000 initial investment in a joint venture with an unrelated party, $255,000 for equipment and $180,000 for software to unrelated third parties, $250,000 to the Company's Chairman and controlling shareholder as reimbursement for costs incurred by him related to the March 2003 recapitalization, and $807,630 for selling, general and administrative expenses for the benefit of or on behalf of the Company. As this Agreement was terminated effective April 1, 2004, the unexpended funds were repaid to the Company subsequent to that date or continue to be used to pay normal operating expenses on behalf of the Company. The $250,000 reimbursement to the Chairman and controlling shareholder was recorded as a charge to operations during the three months ended March 31, 2003.

During the three months and nine months ended September 30, 2004 and 2003, the joint ventures entered into related party transactions with companies with common directors as shown below:

                                                Three Months Ended September 30,
                                                --------------------------------
                                                   2004                  2003
                                                ----------            ----------
Sales
- received                                      $       --            $       --
- receivable                                       488,083               651,000
Purchases
- paid                                                  --                 3,934
- payable                                          412,390                53,000

                                                Nine Months Ended September 30,
                                                --------------------------------
                                                   2004                  2003
                                                ----------            ----------
Sales
- received                                      $       --            $1,512,000
- receivable                                     1,145,606             1,154,000
Purchases
- paid                                             541,223             1,610,483
- payable                                          627,525                53,000

These transactions were consummated under similar terms as those with the Company's customers and suppliers.

12.   Restatement

In conjunction with the Company's audit of its consolidated financial statements for the year ended December 31, 2003, the Company conducted a review of its 2002 financial statements, as a result of which restated its balance sheet dated December 31, 2002 and for the 2003 interim periods. A summary of the effect of these adjustments with respect to the statement of operations for the three months and nine months ended September 30, 2003 is as follows:

Three months ended September 30, 2003:
Net income, as reported                                             $ 2,417,000
Less:  Costs and expenses
   not properly recorded on September 30, 2003, net                    (462,862)
                                                                    -----------
Net income, as revised                                              $ 1,954,138
                                                                    ===========

Net income per common share  -
  Basic and diluted - as reported                                   $      0.11
Less:  Costs and expenses
  not properly recorded on September 30, 2003, net                        (0.02)
                                                                    -----------
Net income per common share  -
  Basic and diluted - as adjusted                                   $      0.09
                                                                    ===========
Weighted average common shares
  outstanding -
  Basic                                                              22,023,281
  Diluted                                                            22,411,383

Nine months ended September 30, 2003:
Net income, as reported                                             $ 3,235,000
Add:  Costs and expenses
  properly recorded in 2002, net                                        195,392
                                                                    -----------
Net income, as revised                                              $ 3,430,392
                                                                    ===========
Net income per common share  -
  Basic and diluted - as reported                                   $      0.15
Add:  Costs and expenses
  properly recorded in 2002, net                                           0.01
                                                                    -----------
Net income per common share  -
  Basic and diluted - as adjusted                                   $      0.16
                                                                    ===========
Weighted average common shares
  outstanding  -
  Basic                                                              21,773,149
  Diluted                                                            22,075,006

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. These other factors include, without limitation, risks related to the demand for the Company's products, political climate of the PRC, doing business in the PRC, unfavorable changes in the economic or social conditions of the PRC or in countries where the Company sells its products, changes in the PRC laws or regulations applicable to the Company's business, increase in tax rates, currency fluctuations, competition, price fluctuations of raw materials, and volatility of earnings.

General Overview:

The Company, through its wholly-owned subsidiary Great Genesis, wholly-owns Ji Long. Ji Long owns the following aggregate net interests in four Sino-foreign joint ventures organized in the PRC as of September 30, 2004:

Name of Entity                                                       Percentage
                                                                      Interest
--------------------                                                 ----------
Jingzhou Henglong Automotive Parts
  Co. Limited ("Henglong")                                              44.5%

Shashi Jiulong Power Steering Co.
  Limited ("Jiulong")                                                   81.0%

Shenyang Jinbei Henglong Automotive
  Steering System Co. Limited ("Shenyang")                              70.0%

Zhejiang Henglong & Vie Pump-Manufacturing Co.
  Limited ("Zhejiang")                                                  51.0%

The Company has accounted for the above joint ventures on a consolidated basis since January 1, 2003 because the Company has exercised sufficient control over their management and operations.

The Company, through its Sino-foreign joint ventures, is engaged in the manufacture and sale of automotive systems and components in the PRC. The Company, through intermediary holding companies, own four Sino-foreign joint ventures in the PRC. Henglong and Jiulong are mainly engaged in the production of rack and pinion power steering gears and integral ball and nut power steering gears for cars, light and heavy-duty vehicles. Shenyang and Zhejiang were established in 2002 and are focused on power steering parts and power steering pumps.

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

Inventories:

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the moving-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed moving-average cost if it exceeds the net realizable value.

Income Taxes:

The Company records a tax provision to reflect the expected tax payable on taxable income for the period, using tax rates enacted or substantially enacted by the balance sheet date, and any adjustment to tax payable in respect of previous periods.

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

Results of Operations:

Three Months Ended September 30, 2004 and 2003:

Net Sales. Net sales were $14,598,707 for the three months ended September 30, 2004, as compared to $13,087,884 for the three months ended September 30, 2003, an increase of $1,510,823 or 11.5%. The increase in sales in 2004 as compared to 2003 was a result of several factors.

In the first half of 2003, the SARS virus spread throughout most of China, which had a substantial negative impact on consumer spending and, in particular, automobile sales in China during the nine months ended September 30, 2003. As an automobile parts supplier to the automobile industry, the Company's sales were also affected. As a result, during the three months ended September 30, 2003, the sales of the Company's Henglong, Jiulong and Shenyang Sino-foreign joint ventures were below expected levels.

During the latter part of 2003, the Company expanded its production lines, which the Company believes contributed to sales increases during 2004 at its Jiulong and Shenyang Sino-foreign joint ventures.

During the three months ended September 30, 2003, the Zhejiang and Jingzhou Sino-foreign joint ventures were in the initial development stages, and were primarily engaged in preparation to begin production. Sustained production and sales commenced during the three months ended December 31, 2003. Incremental net sales from these two joint ventures in 2004 as compared to 2003 were approximately $860,000 or 6.6%, while net sales from the Henglong, Jiulong and Shenyang Sino-foreign joint ventures increased by an aggregate of approximately $650,000 or 4.9% as compared to 2003, resulting in a net increase in sales of approximately $1,510,000 or 11.5% in 2004 as compared to 2003.

Gross Profit. Gross profit was $5,653,795 or 38.7% of net sales for the three months ended September 30, 2004, which was 3.7% higher than the expected gross profit margin of 35% of net sales for 2004. For the three months ended September 30, 2003, gross profit was $5,658,986 or 43.2% of net sales.

The decrease in the gross profit in 2004 was consistent with the Company's expectations regarding the impact of rising raw material costs in the latter part of 2003, which the Company anticipated would cause gross profit margins to decrease by approximately 10% during 2004, to 35% of net sales. The reason that the gross profit margin for the three months ended September 30, 2004 was 3.7% higher than expected was a result of several factors, including the PRC government enhancing macroeconomic adjustment controls beginning in April 2004 and the banks tightening the creation of new credit. As the PRC's overheated economy cooled down, the prices of primary industrial raw materials fell, (for example, the price of steel and iron fell 10% as compared with early 2004). In addition, the caused gross profit margin in 2004 was positively influenced by the following factors:

The Company has attempted to optimize product design and reduce the weight of its parts, thus reducing the usage of raw materials. The Company formed a special team to control costs in advance and/or during the manufacturing process. The Company has installed certain advanced production equipment which it anticipates will improve operating efficiencies.

Selling. Selling expenses were $648,127 for the three months ended September 30, 2004, as compared to $496,428 for the three months ended September 30, 2003, an increase of $151,699 or 30.6%, primarily as a result of increased level of operations in 2004 and increased transportation costs due to government imposed limits on the amount of weight that automobiles can carry. The major components of selling expenses are salaries and wages, supplies, travel, transportation, sales service costs, rent, office expenses and advertising.

General and Administrative. General and administrative expenses were $1,396,212 for the three months ended September 30, 2004, as compared to $1,512,779 for the three months ended September 30, 2003, a decrease of $116,567 or 7.7%, primarily as a result of the implementation of effective cost controls. The major components of general and administrative expenses are salaries and wages, travel, office, supplies, repairs and labor-related costs.

Depreciation and Amortization. Depreciation and amortization, excluding depreciation and amortization included in the cost of sales, was $152,152 for the three months ended September 30, 2004, as compared to $91,645 for the three months ended September 30, 2003, an increase of $60,507 or 66%,as a result of increases to property, plant and equipment.

Income from Operations. Income from operations was $3,457,304 for the three months ended September 30, 2004, as compared to $3,558,131 for the three months ended September 30, 2003, a decrease of $100,827 or 2.8%, consisting primarily of a decrease in gross profit of $5,188 or 0.1% and an increase in costs and expenses of $95,639 or 4.6%.

Other Non-Operating Income. Other non-operating income was $223,302 for the three months ended September 30, 2004, as compared to $98,855 for the three months ended September 30, 2003, an increase of $124,447 or 125.9%, as a result of the disposal of excess property, plant and equipment of Henglong and Jiulong.

Financial Expenses. Financial expenses were $212,138 for the three months ended September 30, 2004, as compared to $102,506 for the three months ended September 30, 2003, an increase of $109,632 or 107.0%, as a result of increased interest-bearing debt due to an increased level of business activity.

Income before Income Taxes. Income before income taxes was $3,468,468 for the three months ended September 30, 2004, as compared to $3,554,480 for the three months ended September 30, 2003, a decrease of $86,012 or 2.4%, consisting of a decrease in income from operations of $100,827 or 2.8%, and an increase in other non-operating income of $124,447 or 125.9%, and an increase in financial expenses of $109,632 or 107.0%.

Income Taxes. Income tax expense was $376,730 for the three months ended September 30, 2004, as compared to ($37,811) for the three months ended September 30, 2003, an increase of $414,541, primarily as a result of two of the Company's Sino-foreign joint ventures, Jiulong and Henglong, receiving an income tax refund of $559,000 during September 2003 due to the purchase of domestic equipment.

Income before Minority Interest. Income before minority interest was $3,091,738 for the three months ended September 30, 2004, as compared to $3,592,291 for the three months ended September 30, 2003, a decrease of $500,553 or 13.9%, consisting of a decrease in income before income taxes of $86,012 or 2.4%, and an increase in income taxes of $500,553.

Minority Interests. The Company recorded minority interests' share in the earnings of the Sino-foreign joint ventures aggregating $1,062,140 for the three months ended September 30, 2004, as compared to $1,638,153 for the three months ended September 30, 2003, a decrease of $576,013 or 35.2%.

The Company owns varying equity interests in five Sino-foreign joint ventures through which it conducts its operations, all of which were consolidated in 2004 and 2003 (the equity interests in Jingzhou were effectively sold on August 31, 2004). The Company records the minority interests' share in the earnings of the respective Sino-foreign joint ventures for each period. Since the Company does not own the same equity interest in each Sino-foreign joint venture, a comparison of the Company's consolidated results of operations for different periods can be significantly affected by the performance mix of the individual joint ventures. The minority interests' aggregate share in the earnings of the Sino-foreign joint ventures decreased in 2004 as compared to 2003 primarily as a result of a decrease in net income from Henglong, a 44.5%-owned Sino-foreign joint venture, and an increase in net income from Jiulong, an 81%-owned Sino-foreign joint venture.

Net Income. Net income was $2,029,598 for the three months ended September 30, 2004, as compared to a net income of $1,954,138 for the three months ended September 30, 2003, an increase of $75,460 or 3.9%, consisting of a decrease in income before minority interest of $500,553 or 13.9%, and a decrease in minority interest of $576,013 or 35.2%.

Nine Months Ended September 30, 2004 and 2003:

Net sales. Net sales were $43,682,280 for the nine months ended September 30, 2004, as compared to $36,923,748 for the nine months ended September 30, 2003, an increase of $6,758,532 or 18.3%, consisting of the sustained production level of the Zhejiang and Jingzhou Sino-foreign joint ventures, and the increased level of business activity of Henglong, Jiulong and Shenyang.

Gross Profit. Gross profit was $17,015,191 or 39.0% of net sales for the nine months ended September 30, 2004, which was 4.0% higher than the expected gross profit of 35% of net sales in 2004, as compared to $16,545,480 or 44.8% of net sales for the nine months ended September 30, 2003.

The decrease in the gross profit in 2004 was consistent with the Company's expectations regarding the impact of rising raw material costs in the latter part of 2003, which the Company anticipated would cause gross profit margins to decrease by approximately 10% during 2004, to 35% of net sales. The reason that the gross profit margin for the three months ended September 30, 2004 was 3.7% higher than expected was a result of several factors, including the PRC government enhancing macroeconomic adjustment controls beginning in April 2004 and the banks tightening the creation of new credit. As the PRC's overheated economy cooled down, the prices of primary industrial raw materials fell (for example, the price of steel and iron fell 10% as compared with early 2004). In addition, the gross profit margin in 2004 was positively influenced by the following factors:

The Company has attempted to optimize product design and reduce the weight of its parts, thus reducing the usage of raw materials. The Company formed a special team to control costs in advance and/or during the manufacturing process. The Company has installed certain advanced production equipment which it anticipates will improve operating efficiencies.

Selling. Selling expenses were $1,935,483 for the nine months ended September 30, 2004, as compared to $1,151,754 for the nine months ended September 30, 2003, an increase of $783,729 or 68.0%. The increase in selling expenses was due to increased sales and increased transportation cost. The major components of selling expenses are salaries and wages, supplies, travel, transportation, sales service costs, rent, office expenses and advertising.

General and Administrative. General and administrative expenses were $6,062,232 for the nine months ended September 30, 2004, as compared to $5,029,546 for the nine months ended September 30, 2003, an increase of $1,032,686 or 20.5%, primarily as a result of an increased level of business activity and the costs of operating a public company. The major components of general and administrative expenses are salaries and wages, travel, office, supplies, repairs and labor-related costs.

Depreciation and Amortization. Depreciation and amortization, excluding depreciation and amortization included in the cost of sales, was $402,767 for the nine months ended September 30, 2004, as compared to $256,949 for the nine months ended September 30, 2003, an increase of $145,827 or 56.8%, as a result of increases to property, plant and equipment.

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

Income from Operations. Income from operations was $8,614,709 for the nine months ended September 30, 2004, as compared to $8,807,240 for the nine months ended September 30, 2003, a decrease of $192,531 or 2.2%, consisting of an increase in gross profit of $469,711 or 2.8%, and an increase in cost and expenses of $662,242 or 8.6%.

Other Non-Operating Income. Other non-operating income was $668,735 for the nine months ended September 30, 2004, as compared to $446,776 for the nine months ended September 30, 2003, an increase of $221,959 or 49.7%, as a result of the disposal of excess property, plant and equipment and unsaleable inventory produced in previous years.

Financial Expenses. Financial expenses were $557,740 for the nine months ended September 30, 2004, as compared to $225,165 for the nine months ended September 30, 2003, an increase of $332,575 or 147.7%, as a result of increased interest-bearing debt due to an increased level of business activity.

Income before Income Taxes. Income before income taxes was $8,725,704 for the nine months ended September 30, 2004, as compared to $9,028,851 for the nine months ended September 30, 2003, a decrease of $303,147 or 3.4%, consisting of a decreased in income from operations of $192,531 or 2.2%, and a decrease in other non-operating income of $110,616 or 49.9%.

Income Taxes. Income tax expense was $1,142,118 for the nine months ended September 30, 2004, as compared to $942,520 for the nine months ended September 30, 2003, an increase of $199,598 or 21.2%, primarily as a result of two of the Company's Sino-foreign joint ventures, Jiulong and Henglong, receiving an income tax refund of $559,000 during September 2003 due to the purchase of domestic equipment.

Income before Minority Interest. Income before minority interest was $7,583,586 for the nine months ended September 30, 2004, as compared to $8,086,331 for the nine months ended September 30, 2003, a decrease of $502,745, primarily as a result of a decrease in income before income taxes of $303,147 or 3.4%, and an increase in income taxes of $199,598 or 21.2%.

Minority Interest. The Company recorded minority interests' share in the earnings of the Sino-foreign joint ventures aggregating $2,734,841 for the nine months ended September 30, 2004, as compared to $4,655,939 for the nine months ended September 30, 2003, a decrease of $1,921,098 or 41.3%, primarily as a result of decrease in net income of Henglong, a 44.5% owned Sino-foreign Joint Venture, and increased net income of Jiulong, a 81% owned Sino-foreign Joint Venture. The decrease in the minority interest percentage in Shenyang from 45% to 30% also contributed to this decrease.

Net Income. Net income was $4,848,745 for the nine months ended September 30, 2004, as compared to a net income of $3,430,392 for the nine months ended September 30, 2003, an increase of $1,418,353 or 41.3%, consisting of a decrease in income before minority interests of $502,745 or 6.2% and a decrease in minority interest of $1,921,098 or 41.3%.

Financial Condition - September 30, 2004:

Liquidity and Capital Resources:

The Company has relied primarily on cash flow from operations, bank loans and advances and investments from its shareholders for its capital requirements since inception.

Operating. The Company's operations provided net cash of $13,536,611 for the nine months ended September 30, 2004, as compared to providing net cash of $2,675,854 for the nine months ended September 30, 2003, an increase of $10,860,757. The Company's operations provided increased cash in 2004 as compared to 2003 primarily as a result of an increase in cash flow from the collection of accounts receivable.

As of September 30, 2004, cash and cash equivalents were $11,012,194, as compared to $10,730,882 at December 31, 2003. Working capital was $17,973,179 at September 30, 2004, as compared to $19,944,120 at December 31, 2003, reflecting current ratios of 1.34:1 and 1.39:1, respectively.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenditures for the remainder of 2004 and 2005.

Investing. During the nine months ended September 30, 2004, the Company expended cash of $8,406,795 in investing activities, consisting of an increase in other receivables of $1,498,369, a decrease in cash in conjunction with the disposition of Jingzhou of $239,399, and payments to acquire fixed assets of $6,669,027. During the nine months ended September 30, 2003, the Company generated net cash from investing of $2,731,701, consisting of a decrease in other receivables of $5,605,023, and a decrease in long-term investments of $1,189,157, less payments to acquire fixed assets of $4,062,479.

Financing. During the nine months ended September 30, 2004, the Company expended $4,848,505 in financing activities, consisting of the proceeds from bank loans of $3,614,458 and contributions to capital by minority interest holders of $1,841,772, less dividends paid of $4,469,379, a decrease in amount due to shareholders/directors of $4,630,537 and a decrease in the liability related to the acquisition of joint venture assets of $1,204,819. During the nine months ended September 30, 2003, the Company generated $5,345,423 from financing activities, consisting of proceeds from bank loans of $2,409,638 and contributions to capital by minority interest holders of $159,000, less dividends paid of $6,187,309, and a decrease in amount due to shareholders/directors of $1,726,757.

During the nine months ended September 30, 2003, amounts due to shareholders/directors aggregating $17,167,000 were cancelled. This transaction was accounted for as a contribution to capital.

Advances from shareholders/directors have been used to fund the Company's investments in joint ventures.

Off-Balance Sheet Arrangements:

At September 30, 2004, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Commitments and Contingencies:

The Company has the following material contractual obligations and capital expenditure commitments:

Date               Parties involved              Description of Commitments and Contingencies
----------------   ---------------------------   --------------------------------------------
October 29, 2001           Henglong              Ten year license agreement for the design of
                              &                  power steering systems.
                   Bishop Steering Technology
                     Limited ("Bishop"), an      Henglong is obligated to pay Bishop a
                       Australian company        technical assistance fee of approximately
                                                 $200,000 per year during the first two years
                                                 and $110,000 per year during the remaining
                                                 eight years of the agreement.

March 2003                 Henglong              Purchase and construction agreement to
                              &                  design and construct a software research and
                     Wuhan Huazhong Shuguang     development facility.
                     Software Park Co., Ltd.
                                                 Total value $4,820,000.

                                                 The Company paid $2,421,300 during 2003. The
                                                 Company will pay an additional $952,900
                                                 during 2004 and pay off the remaining
                                                 $1,445,800 after it receives a license for
                                                 the right to use the land and a building
                                                 property certificate. During the nine months
                                                 ended September 30, 2004, the company has
                                                 paid $843,000 based on the construction
                                                 progress.

July 21, 2003              Henglong              Five year license and technical assistance
                              &                  agreement. Henglong paid Namyang an initial
                   Namyang Industrial Co. Ltd.   payment of $100,000 and is further obligated
                     ("Namyang"), a Korean       to pay a royalty of 3% of the sales price of
                    manufacturer of steering     products sold, which includes the licensed
                   columns and universal joint   technology.
                   assemblies for automobiles.

October 2003               Henglong              Invest $10,000,000 to develop an industrial
                              &                  enterprise to carry out automobile component
                   Wuhu Science and Technology   projects related to power steering systems.
                            Zone                 The agreement does not specify a time limit.
                                                 The Company plans to invest in phases over a
                                                 five year period. The Company plans to
                                                 invest approximately $870,000 in the first
                                                 phase to acquire land use rights. The
                                                 Company advanced approximately $435,000
                                                 during 2003 pursuant to the agreement under
                                                 the first phase. The second phase of
                                                 investment was put off because the local
                                                 Government did not complete their water and
                                                 electricity supply system on time. This new
                                                 plant is expected to service a large vehicle
                                                 manufacturer in Wuhu at reduced
                                                 transportation and storage costs.

October 5, 2003            Henglong              Letter of intent for a joint venture to
                              &                  develop a sensor production facility.
                     Advanced Custom Sensors,
                                                 Henglong will be responsible for initial
                                                 loans and payments of $500,000, payable in
                                                 two installments of $250,000, to be used for
                                                 the development of related products, the
                                                 training of personnel, and other operating
                                                 costs. The first payment of $250,000 was
                                                 made on February 12, 2004. The Company
                                                 expects to make the second payment of
                                                 $250,000 during 2004.

October 20, 2003           Henglong              Contract to purchase a land use right
                                                 relating to parcel of land for $3,680,000
                                                 and paid a $361,000 deposit. This
                                                 transaction is expected to close in 2004.

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

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. The Company conducts virtually all of its business in China and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation or currency fluctuation of the RMB against the US dollar would adversely affect the Company's financial performance when measured in US dollar.

Although prior to 1994 the RMB experienced significant devaluation against the US dollar, the RMB has remained fairly stable since then. The exchange rate was approximately US$1.00 to RMB 8.30 at December 31, 2002 and 2003. In addition, the RMB is not freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of foreign currencies. Effective December 1, 1998, all foreign exchange transactions involving the RMB must take place through authorized banks or financial institutions in China at the prevailing exchange rates quoted by the People's Bank of China.

Since the PRC's admission as a member of the World Trade Organization, the central government of China has been expected to adopt a more rigorous approach to partially deregulate currency conversion restrictions, which may in turn increase the exchange rate fluctuation of the RMB. Should there be any major change in the central government's currency policies, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB.

Quantitative and Qualitative Disclosures about Market Risk:

The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments. A 10 point basis change in the Company's average debt interest rate would not have a material effect on the Company's results of operations.

With respect to foreign currency exchange rates, the Company does not believe hat a devaluation or fluctuation of the RMB against the US dollar would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products and the purchase of raw materials and services are settled in RMB. The effect of a devaluation or fluctuation of the RMB against the US$ would affect the Company's results of operations, financial position and cash flows, when presented in US$ (based on a current exchange rate) as compared to RMB.

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

(b) Internal Controls

Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company will be required, beginning with the first fiscal year ending on or after July 15, 2005, to include in its annual report an assessment of the effectiveness of the Company's internal control over financial reporting and its audited financial statements as of the end of fiscal year ending on or after July 15 2005. Furthermore, the Company's independent registered public accounting firm Schwartz Levitsky Feldman (LLP) will be required to attest to whether its assessment of the effectiveness of the Company's internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes the Company maintained, in all material respects, effective internal control over financial reporting as of July 14, 2005. The Company has not yet completed its assessment of the effectiveness of its internal controls. If the Company fails to timely complete this assessment, or if the Company's independent registered public accounting firm cannot timely attest to its assessment, the Company could be subject to regulatory sanctions and a loss of public confidence in its internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company's operating results or cause the Company to fail to timely meet its regulatory reporting obligations. Any of these failures could have a negative effect on the trading price of the Company's stock.

(c) Changes in Internal Controls

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

                                        CHINA AUTOMOTIVE SYSTEMS, INC.

                                        ------------------------------
                                                (Registrant)

DATE:  November 12, 2004                  By:  /s/ HANLIN CHEN
                                        -----------------------------
                                        Hanlin Chen
                                        President and Chief
                                        Executive Officer

DATE:  November 12, 2004                  By:  /s/ DAMING HU
                                         ----------------------------
                                        Daming Hu
                                        Chief Financial Officer

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