Form 10KSB
period 2004-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2005-03-31
CIK 1157762

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from   to

                        Commission file Number 000-33123
                        ---------------------------------

                         CHINA AUTOMOTIVE SYSTEMS, INC.

                 (Name of Small Business Issuer in Its Charter)

             Delaware                                      33-0885775
---------------------------------------        --------------------------
    (State or other Jurisdiction                   (I.R.S. Employer
       of Incorporation)                               Identification No.)

                  No. 1 Henglong Road, Yu Qiao Development Zone
                 Shashi District, Jing Zhou City Hubei Province
-----------------------------------------------------------------------------
  (Address of Principal Executive Offices)          (Zip Code)

                                (86) 7168329196
                (Issuer's Telephone Number, Including Area Code)

      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                      Name of Each Exchange
     Title of Each Class              on Which Registered
     -------------------              -------------------

================================================================================

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

Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB. [X]

   State issuer's revenue for its most recent fiscal year $ 58,185,845

      State the aggregate market value of the voting and non-voting common equity held by no-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $29,140,288.35 based on a closing bid price of $9.65 on March 16, 2005.

                     APPLICABLE ONLY TO CORPORATE COMPANIES

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 16, 2005 there were 22,574,542 shares outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         CHINA AUTOMOTIVE SYSTEMS, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                                                      Page
                                                                                                      ----
                                     PART I
Item 1.    Description of Business...........................................

Item 2.    Description of Property...........................................

Item 3.    Legal Proceedings.................................................

Item 4.    Submission of Matters of a Vote of Security Holders...............

                                     PART II

Item 5.    Market for Company's Common Equity, Related Stockholder
         Matters and Small Business Issuer Purchases of Equity Securities....

Item 6.    Management's Discussion and Analysis of Financial
         or Plan of Operation................................................

Item 7.    Financial Statements..............................................

Item 8.    Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................................

Item 8A.   Controls and Procedures...........................................

                                    PART III

Item 9.    Directors and Executive Officers of the Registrant................

Item 10.   Executive Compensation............................................

Item 11.   Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.....................................

Item 12.   Certain Relationships and Related Transactions....................

Item 13.   Exhibits, List and Reports on Form 8-K............................

Item 14.   Principal Accountant Fees and Services............................

Signatures...................................................................

Financial Statements.........................................................

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

      This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company has attempted to identify forward-looking statements by terminology including "anticipates," "believes," "expects," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predict," "should" or "will" or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company's expectations are as of the date this Form 10-KSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-KSB is filed to confirm these statements to actual results, unless required by law.

                                    BUSINESS

COMPANY HISTORY

      China Automotive Systems, Inc. ("China Automotive" or the "Company") was incorporated in the State of Delaware on June 29, 1999 under the name Visions-In-Glass, Inc. and was principally engaged in the business of designing, marketing and selling custom-designed stained glass, leaded glass artifacts and leaded glass windows through a Web site. From August 23, 2002, through March, 2003, the Company had no business operations.

      Pursuant to a Share Exchange Agreement dated as of March 5, 2003, among Yarek Bartosz, Guofu Dong ("Dong"), Liping Xie ("Xie"), Qizhou Wu ("Wu"), Yiu Wong Tse ("Tse"), Hanlin Chen ("Chen" together with Dong, Tse, Wu and Xie, the "Sellers") and Great Genesis Holding Limited, a corporation organized under the laws of the Hong Kong Special Administrative Region, China ("Genesis"), the Company acquired (the "Acquisition") from the Sellers all of the issued and outstanding equity interests of Genesis (the "Genesis Shares"). As consideration for the Genesis Shares, the Company issued 20,914,250 shares of common stock to the Sellers. After the Acquisition, the Company continued the operations of Genesis. Genesis owns all of the capital stock of Jilong Enterprises Investment Corp. Ltd., a Hong Kong Company ("Jilong"). Jilong in turn owns interests in four Sino-joint ventures, which manufacture power steering systems and/or related products for different segments of the automobile industry in China. According to the China National Information Center, in 2004 the combined sales of the Sino-joint ventures ranked second in their industry sector, with a market share of 13.7%.

      Effective March 10, 2003, Hanlin Chen, Guofu Dong, Liping Xie, Qizhou Wu, and Yiu Wong Tse began serving their terms as members of the Company's Board of Directors. The newly elected directors appointed Hanlin Chen as the Chief Executive Officer and Chairman of the Board of Directors, Qizhou Wu as the Chief Operating Officer and Daming Hu as Chief Financial Officer.

      On May 19, 2003, the Company changed its name from Visions-In-Glass, Inc. to China Automotive Systems, Inc.

   On August 1, 2004, the Company divested its non-core business, exchanging 51% equity of Jingzhou Henglong Fulida Textile Co., Ltd. for 2.5% equity of Jingzhou Henglong Automotive Parts Co. Limited.

BUSINESS OVERVIEW

      Unless the context indicates otherwise, the Company uses the terms "the Company", "we,", "our" and "us" to refer to both its predecessor, Genesis and China Automotive collectively on a consolidated basis, but such terms do not include the Jingzhou Henglong Fulida Textile Co., Ltd. The historical financial statements for the periods prior to the Acquisition and summaries thereof appearing in this report are those of Vision and Genesis and represent the combined financial statements of the Company. The Company is a holding company and has no significant business operations or assets other than its interest in Genesis. Through Genesis, the Company manufactures power steering systems and other component parts for automobiles. All operations are conducted through four Sino-foreign joint ventures in China. Set forth below is an organizational chart.

                            ------------------------
                            China Automotive Systems
                            ------------------------
                                        |
                         ------------------------------
                                     (100%)
                         Great Genesis Holdings Limited
                         ------------------------------
                                        |
                      -------------------------------------
                                     (100%)
                      Ji Long Enterprise Investment Limited
                      -------------------------------------
                                        |

---------------------------------------------------------------------------------------------------------------------
            |                           |                                |                               |
-------------------------    ------------------------   ------------------------------------   -----------------------
         (44.5%)                       81%                              70%                            (51%)
    Jinzhou Henglong           Shashi Jiulong Power          Shenyang Jinbei Henglong          Zhejiang Henlong & VIE
Automotive Parts Co. Ltd.    Steering Company Limited           Automotive Steering             Pump Company Limited
       ("Henglong")                 ("Jiulong")         Systems Company Limited ("Shenyang")        ("Zhejiang")
-------------------------    ------------------------   ------------------------------------   -----------------------

            Source: Company data, unless the context indicates otherwise.

      Jingzhou was formed in February 2003, with 51% owned by Jilong and 49% owned by Cixi City Fulida Synthetic Fibre Co., Ltd. ("Cixi"). The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of which (57%) are appointed by the Company and three of which (43%) are appointed by Cixi. Pursuant to the Joint Venture Agreement, unanimous approval of the Board of Directors is required for any decisions concerning issues such as amendments to the articles of incorporation, termination or dissolution of the joint venture, increase or decrease in registered capital, guaranties, share transfers, mergers and consolidations, and formation of a subsidiary. As for other operating matters, approval of more than two-thirds of the members of the Board of Directors (67%) is required. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by Cixi. Jingzhou's business have been divested since August 31, 2004.

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

The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of which (57%) are appointed by the Company, two of which (29%) are appointed by HBWL, and one of which (14%) is appointed by JLME. Pursuant to the Joint Venture Agreement, unanimous approval of the Board of Directors is required for any decisions concerning issues such as amendments to the articles of incorporation, termination or dissolution of the joint venture, increase or decrease in registered capital, guaranties, share transfers, mergers and consolidations, and formation of a subsidiary. As for other operating matters, approval by more than two-thirds of the members of the Board of Directors (67%) is required. Both the Chairman of the Board of Directors and the general manager are appointed by the Company.

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

      Shenyang was formed in 2002, with 25% owned by Jilong, 30% owned by Henglong, 28% owned by Shenyang Jinbei Automotive Industry Co., Ltd. ("JB Industry"), and 17% owned by Shengyang Automotive Industry Investment Corporation ("JB Investment"). The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of which (57%) are appointed by the Company, two of which (29%) are appointed by JB Industry, and one of which (14%) is appointed by JB Investment. Pursuant to the Joint Venture Agreement, unanimous approval of the Board of Directors is required for any decisions concerning issues such as amendments to the articles of incorporation, termination or dissolution of the joint venture, increase or decrease in registered capital, guaranties, share transfers, mergers and consolidations, and formation of a subsidiary. As for other operating matters, approval by more than two-thirds of the members of the Board of Directors (67%) is required. Both the Chairman of the Board of Directors and the general manager are appointed by the Company.

      As a result of the foregoing board structures and the divestiture of Jingzhou, each of the minority partners of Zhejiang, Jingzhou, Henlong, Jiulong and Shenyang had the right to approve major operating decisions of their respective joint ventures because the Company's representatives on the Boards of Directors of the joint ventures did not account for the requisite 67% of voting control required to approve various operating matters, which allowed the minority partners to participate in the operations of the management of the respective joint ventures. As such, the Company accounted for its interest in these joint ventures under the equity method before January 1, 2003 pursuant to EITF 96-16.

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

      The Company has long-term business relations with more than fifty vehicle manufacturers, among them are FAW Group and Dongfeng Auto Group, two of the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd., the largest van manufacturers in China; Cherry Automobile Co., Ltd, the largest state owned car manufacturer in China, and Geely Automobile Co., Ltd., the largest private owned car manufacturer. In 2004, the Company signed a one-year sales contract with SAIC GM Wuling Co., one of the Sino-Foreign joint ventures invested by GM.

      The Company currently owns two trademarks on automobile parts and twelve Chinese patents for power steering technology. The Company is in the process of integrating new advanced technologies such as electronic chips in power steering systems into its current production line and is pursuing aggressive strategies in technology to maintain a competitive edge within the automobile industry. In 2001, the Company signed a Licensing Agreement with Bishop Steering Technology Ltd, a leader in automotive steering gear technology innovation. In 2003, the Company signed a Technology Transfer Agreement with Namyang Ind. Co. Ltd., a leading steering column maker, for the technology necessary for electronic power steering (EPS) systems.

      Responding to the trends of environmental protection, safety, energy saving and electronicalization, in 2003, the Company established a steering systems research institute with Tsinghua University, designed to develop the Electronic Power Steering (EPS) and Electronic Hydraulic Steering System (EHPS).

      In January 2005, the Company entered into a ten-year Technology License Agreement with Korea Delphi Automotive Systems Corporation ("KDAS") to manufacture KDAS's M150/M200 model automotive steering systems. These systems will be utilized in GM Daewoo Auto & Technology Company's Matiz vehicle.

STRATEGIC PLAN

      The Company's short to mid-term strategic plan is to focus on both domestic and international market expansion. To achieve this goal, the Company will focus on brand recognition, quality control, decreasing costs, research and development and strategic acquisitions. Set forth below are the Company's goals:

      - Brand Recognition. Under the Henglong and Jiulong brands, the Company offers four separate series of power steering sets and 307 models of power steering sets, steering columns, steering oil pumps and steering hoses.

      - Quality Control. The Henglong and Jiulong manufacturing facilities passed the ISO/TS 16949 System Certification process in January 2004, a well recognized quality control system in auto industry developed by TUVRheindland of Germany.

      - Decrease Cost. By improving the Company's production ability and enhancing equipment management, optimizing the process and products structure, perfecting the supplier system and cutting production cost, the Company's goal is to achieve a more competitive profit margin.

      - Research and Development. By partnering with Bishop Steering Technology Limited for the development of advanced steering systems, the Company's objective is to gain increased market share in China.

      - International Expansion. The Company has established contacts with several international vehicle manufacturers and auto parts modules suppliers and are in preliminary negotiations regarding future development projects.

      - Acquisitions. The Company is exploring opportunities to create long-term growth through new ventures or acquisitions of other auto component manufacturers. The Company will seek acquisition targets that fulfill the following criteria:

            -       companies that can be easily integrated into product
                  manufacturing and corporate management;

            -       companies that have strong joint-venture partners that would become major customers; and

            -       companies involved with power steering systems, oil pump or engine-cooling systems.

CUSTOMERS

      The Company's ten largest customers represent 73.1% of the Company's total sales. The following table sets forth information regarding the Company's ten largest customers.

                             List of Major Customers

                                                                   Percentage of
              Name of Customer                                     Total Revenue
Brilliance China Automotive Holdings Limited                            19.2%

           Beiqi Foton Motor Co., Ltd.                                  16.2%

          Dongfeng Auto Group Co., Ltd                                  10.9%

           China FAW Group Corporation                                   7.2%

            CHERY AUTOMOBILE CO., Ltd                                    4.3%

        Great Wall Motor Company Limited                                 4.3%

         Zhejiang Geely Holding Co., Ltd                                 3.7%

           Shanxi Heavy Auto Co., Ltd                                    2.8%

    Southeast (Fujian) Auto Industry Co., Ltd                            2.3%

          Hebei Zhongxing Auto Co., Ltd                                  2.2%

SALES AND MARKETING

      The Company's sales and marketing team has 60 sales persons. In addition to an OEM team and a sales service team established in 2003, the Company established in 2004 a working group to dedicate itself to international business. These sales and marketing teams provide a constant interface with the Company's key customers. They are located in all major vehicle producing regions to more effectively represent the Company's customers' interests within the Company's organization, to promote customer programs and to coordinate customer strategies with the goal of enhancing overall customer service and satisfaction. The Company's ability to support its customers is further enhanced by its broad presence in terms of sales offices, manufacturing facilities, engineering/technical centers and joint ventures.

DISTRIBUTION

      The Company's distribution system spreads all over China. The Company has established sales and service points within certain significant customers to deal with matters related to such customers timely. The Company also established distribution warehouses close to major customers to ensure timely delivery. The Company maintains strict control over inventories. Each of these sales and service points sends back to the Company through

E-mail or fax information related to the inventory and customers' needs. The Company guarantees product delivery in eight hours for those customers who are located within 200 km from the Company's distribution warehouses, and 24 hours for customers which are located over 200 km from the Company's distribution warehouses. Delivery time is a very important competitive factor in terms of customer decision making, together with quality, pricing and long-term relationships.

      The Company's sales and marketing organization and activities are designed to create overall awareness and consideration of, and therefore to increase sales of, the Company's modules systems and components. To achieve that objective, the Company organized delegations to visit the United States, Korea, India and Japan and met with potential customers. Through these activities, the Company has generated potential business interests for a strong base for future development.

EMPLOYEES AND FACILITIES

      The Company currently employs approximately 1,957 persons in its production facilities of the four joint ventures located at the Jingzhou City of Hubei Province, Shenyang City of Liaoning Province and Zhuji City of Zhejiang Province. Jiulong and Henglong in Jingzhou together employ 1,530 persons in facilities on 137,971 square meters of land. Shenyang has 218 employees, in production facilities covering an area of 35,000 square meters. Zhejiang has 209 employees covering an area of 33,000 square meters.

      Hubei Province, which is home to Dongfeng, one of the largest auto maker in China, provides an ample supply of inexpensive but skilled labor to automotive-related industries. The annual production of Henglong and Jiulong was 420,000 units in 2003 and approximately 450,000 units in 2004. Although the production process continues to rely heavily on manual labor, the Company has invested substantially in high-level production machinery to improve capacity and production quality. Approximately $20 million was spent over the last two years on professional-grade equipment -- approximately 80% of which was already in place and put into use.

RAW MATERIALS

      The Company purchases various manufactured components and raw materials for use in the Company's manufacturing processes. The principal components and raw materials the Company purchases include castings, electronic parts, molded plastic parts, finished sub-components, fabricated metal, aluminum and steel. The most important raw material is steel. The Company enters into purchase agreements with local suppliers. The annual purchase plans are predetermined at the beginning of the calendar year but are subject to revision every three months as a result of customers' orders. A purchase order is made according to monthly production plans. This protects the Company from building up inventory when the orders from customers change.

      The Company's three largest suppliers are Wugang Group Wuhan Metallurgy Equipment Co., Ltd, Shaoxing Sonic Automotive Components Co., Ltd. and Shenyang Steering Co., Ltd. They account in the aggregate for 12.0% of all components and raw materials the Company purchases.

      All components and raw materials are available from numerous sources. The Company has not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally does not carry inventories of these items in excess of what is reasonably required to meet the Company's production and shipping schedules.

RESEARCH AND DEVELOPMENT

      The Company has spent $1,518,512 and $1,017,031 on research and development activities for each of 2004 and 2003, all of which were borne by the Company. The Company has a 10-year consulting and licensing agreement with Bishop Steering Technology Ltd, one of the leading design firms in power steering systems. Bishop's technology in power steering systems is currently used by carmakers such as BMW and Mercedes Benz. Pursuant to the agreement, the Company has implemented the Bishop steering valve technology into the Henglong brand R&P power steering gear product. The Company spends approximately twenty-five to thirty percent of its net sales of new products on research and development in 2004.

      Henglong owns a Hubei Provincial-Level Technical Center, which is approved by the Hubei Economic Commission. The center has a staff of 110 including 25 senior engineers, 4 foreign experts and 70 engineers primarily focused on steering system R&D, tests, production process improvement and new material and production methodology application.

      The Company has established a R&D center, Changchun Hualong Auto Technology Co., Ltd., with 45 employees which is composed of 10 senior engineers, 3 foreign experts and 25 engineers, all focusing on steering system R&D, tests, and new material applications.

      In addition, the Company has partnered with Tsinghua University to establish a steering system research center, called Tsinghua Henglong Automobile Steering Research Institute for the purpose of R&D and experimentation for Electronic-controlled Power Steering (EPS).

COMPETITION

      The automotive components industry is extremely competitive. Criteria for the Company's customers include quality, price/cost competitiveness, system and product performance, reliability and timeliness of delivery, new product and technology development capability, excellence and flexibility in operations, degree of global and local presence, effectiveness of customer service and overall management capability. The power steering system market is fragmented in China, and the Company has seven major competitors. Of these competitors, two are Sino-foreign joint ventures while the other five are state-owned. The total output of the eight top-tier suppliers amounted to approximately 2.4 million units with the Company providing approximately 450,000 of these units. Like many competitive industries, there is downward pressure on selling prices. In 2004, the selling price of the Company's principal products was reduced by an average of 6% by the end of the fourth quarter, as compared to the end of 2003.

      The Company's major competitors, including Shanghai ZF and FKS, are component suppliers to specific automobile manufacturers. Shanghai ZF is the joint venture of SAIC and ZF Germany, has 20% of the market share and is an exclusive supplier to SAIC-Volkswagen and SAIC-GM. First Auto FKS, a joint venture between First Auto Group and Japan's Koyo Company, is the third largest in the market with an approximately 12% market share. Its main customers are FAW-Volkswagen Company.

      While the Chinese government limits foreign ownership of auto assemblers to 50%, there is no analogous limitation in the automotive components industry. Thus opportunities exist for foreign component suppliers to set up factories in China. These overseas competitors employ technology that may be more advanced and may have already maintained a long-term relationship with the global automobile assemblers, but they are generally not yet as competitive as the Company is in China in terms of production cost and flexibility in meeting client requirements.

THE CHINESE AUTOMOBILE INDUSTRY

      According to the latest statistics from China Association of Automobile Manufacturers (CAAM), in 2004, the output and sales volume of domestic made vehicles both broke 5 million units for the first time, with 5,070,050 and 5,071,100 units respectively, with an increase of 14.1% and 15.5% compared with the same period of last year. However, the increase level was 20 percentage lower than that of the past two years.

      CAAM indicated that, although the growth has dropped by 20% from that of 2003, a 15% growth on the base of more than 4 million production and sales volume of 2003 showed that China's entire automotive industry had developed smoothly, even if it experienced the drop aforementioned.

      Since China has become a member of the World Trade Organization, the national automotive production and sales amount have increased more than 30% year by year. In 2002, the production and sales amounts were 3,250,000 and 3,248,000 units with an increase of 38% and 37.1% respectively. In 2003, the production and sales amounts were 4,443,700 and 4,390,800 units with an increase of 35.2% and 34.2% respectively.

      Among all types of national vehicles, the decline in growth of cars is the biggest. In 2004, the aggregate production of cars was 2,316,300 units, while the percentage of increase fell from 83.3% of 2003 to 12.0%; and the sales were 2,326,500 units, while the percentage fell from 75.3% of 2003 to 15.2%. They dropped by about 60-70%.

      CAAM believes the main reasons leading to this situation are as follows:
First, the private car consumption was reduced greatly from the past two years; secondly, the finance, fuel price, parking, road conditions and some other factors related to car consumption also influenced consumers' enthusiasm; third, the macroeconomic adjustment policies of the Chinese government delayed the public car consumption; and finally, wide ranged continuous price cutting made consumers waiting longer for more cost cutting.

      The Company expects that in 2005, China's automobile market will develop steadily.

      Dr. Shusong Ba, the vice head of the Finance Division, Development and Research Center of China's State Council, believes that in 2005, the macroeconomic adjustment and control measures will still be carried out, but will be improved. He estimated that GDP would increase by 8.5%, a little bit lower than 9.3% of 2004. He also indicated that in the long run the Chinese automobile market will grow at a reasonable pace, rather than in an exploded way.

      Xiaoyu Zhang, the vice chairmen of China Mechanical Industry League, believes that the Chinese automobile market is adaptive to the macroeconomic adjustment. He believes that the adjustment and control measures will not cause a negative growth of the market, but will slow it down. He also believes that the Chinese automobile market will maintain a normal growth in the long period.

      Changming Xiu, the head of the Division of Economic Consulting, China State Information Center, made a projection for the automobile market in 2005: the total sales volume of domestic vehicles would reach up to 5.64 million units, with a 12% increase compared with that of last year, among which, the total sales volume for cars would be 2.64 million units, with an increase of 16% compared with last year.

CHINESE ECONOMY

      Management believes that the most important factor to understanding the Chinese automobile industry is the country's rapid economic growth. The strong demand in the auto sector has been, and will continue to be, underpinned by the desire of residents to improve their living standards, given significant increase in income levels. According to Asian Development Bank Key Indicators 2004, GDP growth averaged 9% between 1983 and 2003 per year. Per capita GDP increased from $585 in 1995 to $854 in 2000 and $1,093 in 2003. At present, China ranks as the world's sixth-largest economy, behind the US, Japan, Germany, the United Kingdom and France. Despite the Asian financial crisis during 1998-1999, the Chinese economy has been fairly insulated from the fallout. Based on an accommodative fiscal policy that bolstered domestic demand and consumption, GDP growth averaged 7.6% between 1998 and 2002. In addition, China has successfully maintained a low rate of inflation.

      Even though the macroeconomic adjustments and controls were implemented in 2004, the data from the China Statistics Bureau showed a 9.5% GDP growth in 2004. The Chinese economy has shown a strong momentum.

HIGHWAY DEVELOPMENT

      Management believes that the continuing development of the highway system will have a significant positive impact on the manufacture and sale of private automobiles.

      According to the latest statistics from China Highway Network, in 2004, the Chinese government invested RMB 500 billion on highway development, an increase of 21.2% from 2003, and almost twice that of 2000. The statistics from the Ministry of Traffic show that 46,000 kilometer highway and 4,400 kilometer expressway were developed in 2004, reaching a total highway and expressway of 1,856,000 kilometers and 34,200 kilometers, respectively.

            The China State Council has approved the "National Expressway Network Plan" in principle. In 2005, road expansion will continue with a focus on national expressway network. The Ministry of Traffic will devote efforts in making high level network-building plans to accelerate construction of China's big channel to reach a total expressway of 35,000 kilometers and highway of 1,900,000 kilometers.

DOING BUSINESS IN CHINA

                            THE CHINESE LEGAL SYSTEM

      The practical effect of the People's Republic of China legal system on the Company's business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several provinces. Similarly, the People's Republic of China accounting laws mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles. The Chinese accounting laws require that an annual "statutory audit" be performed in accordance with the People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises be maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation.

      Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in the Company's joint venture companies will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

      Because the Chinese government treats the automobile parts supply industry as an encouraged industry, it is not necessary for the Company's Sino-foreign joint ventures to obtain any Chinese government approval for production or distribution of their principal products or services. Except as disclosed in this Report, the Company is not aware of any probable governmental regulations on the automobile business and its sino-foreign joint ventures are in compliance with Chinese environmental laws.

                             ECONOMIC REFORM ISSUES

      Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

      -     The Company will be able to capitalize on economic reforms;

      - The Chinese government will continue its pursuit of economic reform policies;

      -     The economic policies, even if pursued, will be successful;

      - Economic policies will not be significantly altered from time to time; and

      - Business operations in China will not become subject to the risk of nationalization.

      Negative impact upon economic reform policies or nationalization could result in a total investment loss in the Company's common stock.

      Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect the Company's operations.

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

      To date reforms to China's economic system have not adversely impacted the Company's operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that the Company will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

ITEM 2. DESCRIPTION OF PROPERTY.

      The Company's headquarters are located at No. 1 Henglong Road, Yu Qiao Development Zone Shashi District, Jing Zhou City Hubei Province. Set forth below are the manufacturing facilities operated by each of the joint ventures. The Company has long-term rights (fifty years) to use the land and the Company owns all of the land improvements on the land.

                                              TOTAL AREA     BUILDING       ORIGINAL COST OF
FACILITY                 PRODUCT                 (M2)        AREA (M2)         EQUIPMENT               SITE
Henglong            Automotive Parts             307,830       12,490       $     10,653,640          Jingzhou
                                                                                                      City, Hubei
                                                                                                       Province

                                                  18,820       19,214                     --          Wuhan City,
                                                                                                         Hubei
                                                                                                       Province

Jiulong              Power Steering               98,441       17,401              8,071,390          Jingzhou
                                                                                                     City, Hubei
                                                                                                       Province

Shenyang           Automotive Steering            35,354       11,413              2,023,988        Shenyang City,
                                                                                                  Liaoning Province

Zhejiang             Steering Pumps               27,756        7,262              3,299,415         Zhuji City,
                                                                                                  Zhejiang Province

      The Company is not involved in investments in (i) real estate or interests in real estate, (ii) real estate mortgages, and (iii) securities of or interests in persons primarily engaged in real estate activities, as all of its land rights are used for production purposes.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is not a party to any pending or to the best of the Company's knowledge, any threatened legal proceedings. No director, officer or affiliate of the Company, or owner of record of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During the fiscal year 2004, there were no matters submitted to the stockholders for approval.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)   MARKET PRICES OF COMMON STOCK

      The Company's common stock is traded on the Over-The-Counter Bulletin Board under the symbol "CAAS.OB" since March 2003, and listed and traded on NASDAQ Small Cap market since August 24, 2004 under the symbol "CAAS". The high and low bid intra-day prices of the common stock were reported on the OTCBB and NASDAQ for the time periods indicated on the table below. Accordingly, the table below contains the high and low bid closing prices of the common stock as reported on the OTCBB and NASDAQ for the time periods indicated.

For Fiscal Years Ended December 31, 2004 and 2003:

                                   Price Range
                       --------------------------------------
                               2004                2003
                       ------------------    ----------------
                        High         Low      High       Low
                       -------     ------    -------     ----
First Quarter          $ 18.45     $ 8.05    $  0.10   $ 0.01
Second Quarter            9.65       3.70       4.50     2.90
Third Quarter             6.47       3.25       4.85     3.82
Fourth Quarter         $ 18.09     $ 3.50    $ 18.50   $ 4.80

      The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b)   STOCKHOLDERS

      The Company's common shares are issued in registered form. Securities Transfer Corporation in Frisco, Texas is the registrar and transfer agent for the Company's common stock. As of December 31, 2004, there were 22,574,542 shares of the Company's common stock outstanding and the Company had approximately 50 stockholders of record.

(c)   DIVIDENDS

      The Company has never declared or paid any cash dividends on its common stock and it does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon the Company's financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

(d)   SALES OF UNREGISTERED SECURITIES

      In December, 2003 the Company issued 509,856 shares to investors upon the exercise of warrants that were issued in March, 2003. The warrants were exercised on a cashless basis. The shares were issued pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

      On July 21, 2004, the Company issued options to purchase 7,500 shares of common stock to each of its three independent directors. Such share options vest immediately upon grant and are exercisable at $4.50 per share over a period of two years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of its current management. This report includes forward-looking statements. These statements relate to future events or the Company's future financial performance. The Company has attempted to identify forward-looking statements by terminology including "anticipates," "believes," "expects," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predict," "should" or "will" or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. The Company's expectations are as of the date this Form 10-KSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-KSB is filed to confirm these statements to actual results, unless required by law.

      The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-KSB.

GENERAL OVERVIEW:

      Effective March 5, 2003, Visions-In-Glass, Inc., a United States public company incorporated in the State of Delaware ("Visions"), entered into a Share Exchange Agreement to acquire 100% of the shareholder interest in Great Genesis Holding Limited, a company incorporated on January 3, 2003 under The Companies Ordinance of Hong Kong as a limited liability company ("Great Genesis"), as a result of which Great Genesis became a wholly-owned subsidiary of Visions. At the closing, the old directors and officers of Visions resigned, and new directors and officers were appointed. Visions subsequently changed its name to China

Automotive Systems, Inc.

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

      Ji Long Enterprise Investment Limited was incorporated on October 8, 1992 under The Companies Ordinance of Hong Kong as a limited liability company ("Ji Long").Ji Long is an investment holding company. Effective March 4, 2003, all of the shareholders of Ji Long exchanged their 100% shareholder interest for a 100% shareholder interest in Great Genesis, as a result of which Ji Long became a wholly-owned subsidiary of Great Genesis.

      In exchange for the acquisition of 100% of the shareholder interest in Great Genesis, the shareholders of Great Genesis were issued 20,914,250 shares of common stock of Visions. In addition, the shareholders of Great Genesis paid $250,000 and $70,000 to the former officer, director and controlling shareholder of Visions for the cancellation of 17,424,750 shares of common stock in 2003 and 2004, respectively, for a total amount of $320,000.

      The acquisition of Great Genesis by the Company was accounted for as a recapitalization of Great Genesis, pursuant to which the accounting basis of Great Genesis continued unchanged subsequent to the transaction date. Accordingly, the pre-transaction financial statements of Great Genesis are the historical financial statements of the Company.

      Ji Long owns the following aggregate net interests in four Sino-foreign joint ventures organized in the PRC as of December 31, 2004 (Jingzhou was sold in August, 2004):

                                             Percentage Interest
                                             -------------------
Name of Entity                               2004           2003
--------------                               ----           ----
Jingzhou Henglong Automotive Parts
 Co. Limited ("Henglong")                    44.5%          42.0%

Shashi Jiulong Power Steering Co.
 Limited ("Jiulong")                         81.0%          81.0%

Shenyang Jinbei Henglong Automotive
 Steering System Co. Limited ("Shenyang")    70.0%          55.0%

Zhejiang   Henglong  &  Vie  Pump-Manu Co.

Limited ("Zhejiang")                         51.0%          51.0%

Jingzhou  Henglong Fulida Textile Co.,Ltd.
("Jingzhou")                                    -           51.0%

      As of December 31, 2003, the Company owned 55% equity interest of Shenyang. On April 8, 2004, the board of directors approved an increase in Shenyang's registered capital and total capital from $5,421,687 (RMB45,000,000) to $8,132,530 (RMB67,500,000), the Chinese investor was changed from Shenyang Jinbei Automotive Industry Co., Ltd. to Shenyang Jinbei Automotive Company Limited. The shareholder transfer and capital increase, together with the newly signed Joint Venture Agreement and Articles of Association, have been approved by the applicable PRC authorities. Accordingly, Shenyang's registered capital is now $8,132,530 (RMB67,500,000), including $5,692,771 (RMB47,250,000) from the
Company, constituting 70% of the total registered capital, and $2,439,759 (RMB20,250,000) from Shenyang Jinbei Automotive Company Limited, constituting 30% of the total registered capital. The increase in capital of $2,710,843 (RMB22,500,000) has been injected into Shenyang.

      Jingzhou was formed in February, 2003 to produce environmental textiles and raw materials, and was owned 51% by Ji Long and 49% by Cixi City Fulida Synthetic Fibre Co., Ltd. Effective September 1, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into an equity exchange agreement (the "Exchange Agreement") with Hubei Wanlong Investment Co., Ltd ("Hubei Wanlong"), controlled by Mr. Hanlin Chen, the Company's Chairman. Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of Hubei Wanlong's equity interest in Henglong based on their respective fair market values as determined by an independent appraisal firm. The difference between the fair value and the book value resulting from the disposition of the joint venture interest in Jingzhou was debited to additional paid-in capital. With respect to consideration paid by the Company in excess of its Chairman's basis for his investment, such excess has been charged to additional paid-in capital as a distribution to the Chairman, resulting in the acquired 2.5% equity interests in Henglong being recorded by the Company at the Chairman's original cost basis. The Company paid approximately $90,000 to Hubei Wanlong in conjunction with this transaction.

      The divested non-core business of Jingzhou has been treated as a discontinued operation under SFAS No. 144. Jingzhou's results of operation and related charges have been reclassified as discontinued operations in the Company's consolidated statements of operations. The Company's prior financial statements have been restated to reflect the discontinued operation of Jingzhou. See accompanying notes to the Company's consolidated financial statements.

      Henglong and Jiulong are mainly engaged in the production of rack and pinion power steering gears and integral ball and nut power steering gears for cars, light and heavy-duty vehicles. Shenyang and Zhejiang were established in 2002 and focus on power steering parts and power steering pumps. The Company has long-term business relations with more than fifty vehicle manufacturers,including two of the largest automobile manufacturers in China, FAW Group, with 1,007,471 in annual sales volume, and Dongfeng Auto Group, with 523,309 of annual sales volume in 2004. The Company also has long-term business relations with the largest van manufacturer in China, Shenyang Brilliance Jinbei Co., Ltd, which has approximately 99,572 in annual sales volume, and also has long-term business relations with two other smaller car manufacturers, Cherry Automobile Co., Ltd and Geely Automobile Co., Ltd.

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

FOREIGN CURRENCIES:

      The Company maintains its books and records in Renminbi ("RMB"), the currency of the PRC, its functional currency. Translation of amounts into United States dollars ("$") has been made at the rate of RMB8.30 to $1.00. Foreign currency transactions in RMB are reflected using the temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income (loss) for the period.

OFF-BALANCE SHEET ARRANGEMENTS

      The Company does not have any off-balance sheet arrangements.

RESULTS OF OPERATIONS:

      During early 2003, the Directors of the Company and the other joint ventures in the Company's Sino-foreign joint ventures executed "Act in Concert" agreements, accordingly, the Company has accounted for the above joint ventures on a consolidated basis since January 1, 2003 because the Company has exercised sufficient control over their management and operations.

      The below condensed statements of continued operations of the Company's Sino-foreign joint ventures for the years ended December 31, 2003 and 2004 exclude corporate general and administrative expense of $1,108,481, stock-based compensation of $1,300,000, and non-operating income of $105,151 in 2003; and also exclude the corporate general and administrative expense of $823,852, depreciation and amortization of $78,500, stock-based compensation of $55,125, financial expenses $(4,620), and non-operating loss of $12,806 in 2004.

      The results of operations and related charges generated during January to August 2004 and February to December 2003 of Jingzhou have been classified as a discontinued operation. Therefore, the analysis and discussions below have excluded Jingzhou's information in 2004 and 2003.

For the years ended December 31, 2004 and 2003, the condensed statements of operations of the Company's Sino-foreign joint ventures were as follows:

                                       Henglong                        Jiulong                        Shenyang
                                       --------                        -------                        --------
                                2004            2003            2004            2003            2004            2003
                           -------------   -------------   -------------   -------------   -------------   -------------
Proportionate ownership
interest at end of year             44.5%             42%             81%             81%             70%             55%

Net sales                  $  29,029,209   $  33,929,946   $  26,932,386   $  18,660,367   $  12,690,209   $  13,173,434
Cost of goods sold            20,614,311      21,242,707      17,196,990       9,695,034       9,521,533       9,964,598
                           -------------   -------------   -------------   -------------   -------------   -------------
Gross profit                   8,414,898      12,687,239       9,735,396       8,965,333       3,168,676       3,208,836
Selling expenses               1,658,537       1,434,715       1,423,586       1,078,316         160,853          85,499
General and
  administrative expenses      2,990,779       2,724,473       1,725,512       2,764,807         626,464         646,879
R & D expenses                 1,363,644         809,914         154,434         201,627              --              --
Depreciation
  and amortization               372,491         757,219         238,409         263,925          84,012         139,167
                           -------------   -------------   -------------   -------------   -------------   -------------
Income (loss) from
  operations                   2,029,447       6,960,918       6,193,455       4,656,658       2,297,347       2,337,290
Finance costs                    374,067         209,146         366,350         126,025           4,625          (1,667)
Other income
 (expense), net                  866,935         228,587         710,101         139,989          67,210           9,553
                           -------------   -------------   -------------   -------------   -------------   -------------
Income (loss) before
  income taxes                 2,522,315       6,980,359       6,537,206       4,670,622       2,359,932       2,348,511
Income taxes                     (51,395)        777,485         669,795         973,455              --              --
                           -------------   -------------   -------------   -------------   -------------   -------------

                                     Zhejiang                       Elimination                    Total
                                     --------                       -----------                    -----
                                 2004          2003           2004           2003           2004        2003
                            ------------   -----------   -------------   ------------   ------------   -------------
Proportionate ownership
interest at end of year               51%           51%

Net sales                   $  4,259,791   $ 1,678,018   $ (14,725,750)  $(13,816,897)  $ 58,185,845   $  53,624,868
Cost of goods sold             2,482,645     1,215,407     (14,773,127)   (13,481,838)    35,042,352      28,635,908
                            ------------   -----------   -------------   ------------   ------------   -------------
Gross profit                   1,777,146       462,611          47,377       (335,059)    23,143,493      24,988,960
Selling expenses                 230,828       121,046              --             --      3,473,804       2,719,576
General and
  administrative expenses        318,660       359,116          (6,408)            --      5,655,007       6,495,275
R & D expenses                       434         5,490              --             --      1,518,512       1,017,031
Depreciation
  and amortization                74,597       161,290              --             --        769,509       1,321,601
                            ------------   -----------   -------------   ------------   ------------   ------------
Income (loss) from
  operations                   1,152,627      (184,331)         53,785       (335,059)    11,726,661      13,435,477
Finance costs                     (9,460)        1,081              --         (1,249)       735,582         333,336
Other income
 (expense), net                   20,120        49,303              --             --      1,664,366         427,432
                            ------------   -----------   -------------   ------------   ------------   -------------
Income (loss) before
  income taxes                 1,182,207      (136,109)         53,785       (333,810)    12,655,445      13,529,573
Income taxes                          --            --              --             --        618,400       1,750,940
                            ------------   -----------   -------------   ------------   ------------   -------------

Net income (loss)              2,573,710     6,202,874       5,867,411      3,697,167      2,359,932       2,348,511
Minority interest              1,523,326     3,597,666       1,230,314      1,006,117        849,162         939,405
                            ------------   -----------   -------------   ------------   ------------   -------------
Equity in income
(loss) of joint ventures    $  1,050,384   $ 2,605,208   $   4,637,097   $  2,691,050   $  1,510,770   $   1,409,106
                            ============   ===========   =============   ============   ============   =============

Net income (loss)              1,182,207      (136,109)         53,785       (333,810)    12,037,045      11,778,633
Minority interest                579,652       (66,693)             --             --      4,182,454       5,476,495
                            ------------   -----------   -------------   ------------   ------------   -------------
Equity in income
(loss) of joint ventures    $    602,555   $   (69,416)  $      53,785   $   (333,810)  $  7,854,591   $   6,302,138
                            ============   ===========   =============   ============   ============   =============

NET SALES FROM CONTINUED OPERATIONS.

The increase in net sales of the Company is summarized as follows:

                                2004                           2003                           Increase
                       -----------------------    ----------------------------   -----------------------------------
                        Quantity                                                 Quantity                Increase in
 Item                   (sets)      Amount ($)    Quantity(sets)    Amount ($)     (sets)   Amount ($)       (%)
 ----                  ---------   -----------    --------------   -----------   --------   ----------   -----------
   Steering Gears       442,962     44,746,849       417,000        44,556,450     25,962      190,399       0.4%
Steering accessories         --      9,179,204            --         7,390,573         --    1,788,631      24.2%
   Steering pumps        94,881      4,259,792        34,172         1,677,845     60,709    2,581,947     153.9
                        -------     ----------       -------        ----------     ------    ---------     -----
       Total                 --     58,185,845           --         53,624,868         --    4,560,977       8.5%
                        =======     ==========       =======        ==========     ======    =========     =====

      For the year ended December 31, 2004, net sales were $58,185,845, as compared to $53,624,868 for the year ended December 31, 2003, an increase of $4,560,977 or 8.5%. The increase in net sales in 2004 as compared to 2003 was a result of several factors.

      1. The steady increase of sales of steering gears, one of the Company's principal products in 2004. During 2004, the Chinese government implemented macroeconomic adjustment and control measures. Banks tightened consumer credit, thus cooled down the light-duty vehicle and car market, as they were partly supported by consumer credit. As one of the parts suppliers to light-duty vehicle and car makers, the Company's sales of steering gears for light-duty vehicles and cars also suffered by dropping 12% in 2004. Under such disadvantaged situation, the management made adjustments, shifted the Company's priorities to truck related products and established a special team to develop the truck market. In 2004, the Company expanded business with several heavy-duty vehicle customers. Among them are Dongfeng Auto Group and Shanxi Heavy Auto Co., whose contribution of sales rose from less than 1% to 10.9% and 2.8%, respectively. As a result of the expansion in the truck market, sales of steering gears maintained steady growth, and contributed in aggregate 76.9% of the Company's consolidated net sales in 2004.

      2. Sustained expansion of production and sales of Zhejiang. During 2004, Zhejiang generated net sales of $4,259,791, an increase of $2,581,773 or 153.9% as compared with $1,678,018 of 2003. During 2004, Zhejiang contributed a major part in the increase of the Company's consolidated net sales, i.e.: 56.6%.

      3. Increase in sales of steering accessories. The sales of steering accessories were affected by tight money policy as well. In 2004, sales of accessories to light-duty and cars customers dropped by 10%, as compared with 2003. The Company strengthened its retail network team to respond to this unfavorable situation. The number of agents of the Company's products was increased from twelve in 2003 to twenty in 2004, and some incentive measures were made, for example, promptly refunding their earned incentives to agents based on their performance during each quarter. These steps of networking and incentive measures worked effectively. Overall, sales of steering accessories rose from $7,390,573 in 2003 to $9,179,204 in 2004, an increase of $1,788,631 or
24.2%, which contributed in the aggregate 39.2% to the increase of the Company's consolidated net sales.

      The increase of sales in 2004 also benefited from maintaining customer loyalty and expanding high grade customer base. During 2004, the Company's ten largest customers accounted for 73.1% of the Company's consolidated net sales. Three of them each accounted for more than 10% of consolidated net sales, contributing 19.2%, 16.2% and 10.9% to consolidated net sales, or an aggregate of 46.3% of consolidated net sales.

      In 2005, the Company intends to increase sales by 15%-20% by developing the markets both domestically and internationally. In domestic market, the Company has entered into development plans for a model 323 car of Hainan Mazda Auto Co., Ltd, model Lioncel of Southeast Auto Co. Ltd. and model ZX of Shenlong Auto Co, which supplies are expected to be made in batches in the second half of 2005. As for the international market, Henglong passed the quality system verification of Vesteon in July 2004, and thus has become a potential supplier to Vesteon, which intends to have Henglong develop the steering gears for its D3 platform.

      The Company also established a business relationship with Tata Motors, the biggest automobile manufacturer in India, and entered into a letter of intention with it to develop steering systems for city mini cars and business cars. In January 2005, the Company entered into a Technology Agreement with Korea Delphi Automotive Systems Corporation to supply GM Daewoo Auto & Technology Company model M150 and M200 Rack and Pinion steering gears for a type of car named MATIZ. Pursuant to this agreement, Henglong will supply annually 60,000 sets rack and pinion steering gears with the support of KDAS.

GROSS PROFIT FROM CONTINUED OPERATIONS.

For the year ended December 31, 2004, the gross profit was $23,143,493, as compared to $24,988,960 for the year ended December 31, 2003, a decrease of $1,845,467 or 7%, as a result of following factors:

      1. According to the latest statistics from China Highway Network, China's car and light-duty vehicle industry expansion obviously slowed down starting with the second quarter of 2004, as compared to the same period of 2003. The industry booming index fell and the first strong shakedown of the auto industry after entering TWO occurred. By the end of the third quarter of 2004, the statistics from the China National Statistic Bureau showed the auto industry booming index in the third quarter of 2004 was 127.9, a decrease of 3.3% and 10% from the second and first quarter of 2004, respectively, and a decrease of 24.1% from the best quarter of the fourth quarter of 2002. Some of the Company's major car and light-duty vehicle customers experienced a significant drop in their sales. For example, the sales of Cherry Automobile has dropped to 76,000 units from 90,000 in 2003, and Southeast Auto has dropped to 58,000 from 72,000 of 2003.

      As a result, the Company's sales to them of steering used in cars and light-duty vehicles also dropped dramatically as compared to 2003. However, with the Chinese government promulgating amendments to the Road Act, opportunities opened for increased sales of heavy-duty vehicles. The Company adjusted its marketing strategies timely, made a big effort on developing the heavy-duty and retail markets, and achieved a steady increase on the sale of the Company's main products, the Steering gears. The Zhejiang joint venture also had a good performance of sales of Steering pumps. In 2004, the sales of Steering gears, Steering pumps and Steering accessories increased 6%, 178% and 3% respectively, and made a total contribution of $3,393,377 to gross profit.

     2. The year 2004 was undoubtedly a "price down" year for the Chinese auto industry, affecting many different models and types of cars and in different ranges and degrees. Such "price down" is rare in the world's auto development history, with an average price reduction of 13.1% during that period. To keep its market share, the Company also reduced the prices of its principal products: steering gears by 6%, steering pumps by 9%, and steering accessories by 41% at the requests of the Company's customers. Decreased gross profit of $6,743,466 in 2004 is due to such decreased sales prices.

      3. The advanced production equipment in which the Company invested in 2003 has achieved the expected positive effects. In 2004, the manufacturing efficiency was improved, and cost control over the production process was enhanced, reflecting the cost reduction of the main products - steering gears were reduced by 2%, and steering pumps were reduced by 29%. Gross profit in 2004 increased by $1,504,581 as a result of these cost control measures. However, in 2004, the gross margin decreased to 40% from 47% in 2003 due to greater sales price reduction than cost reduction.

      It is estimated that the Chinese auto market will resume its upward development in 2005, at approximately 15% for the car market and approximately 13% for the total vehicle market. However, certain factors, such as the downward trend of the cars' sales price and the upward trend of the price of gasoline, will accelerate the structural change on automotive consumption framework. More consumers would be interested in economy cars. This change is not just a choice, but a historic development trend, and will be more significant in 2005. It is predicted that the popular private cars in China will not be luxurious but economy cars. In addition, if the Chinese government begins its intended policy change to replace the current practice of levy of road maintenance fees with gasoline tax, the economy car market will get its additional expansion. Overall, the sale prices of cars and car component parts will be on a further downward trend in 2005. The automotive manufacturers will request automotive parts manufacturers to reduce prices to keep their profit and market shares. The Company estimated that the price reductions of auto parts will be in the range of 5% to 10% in 2005. This will have an adverse effect on the Company's gross profit in 2005. The Company plans to take the following measures to reduce costs to meet its target of 35% gross profit.

      1. Reduce the labor force cost. The advanced production equipment which the Company purchased in 2003 has worked steadily for nearly a year. In 2005, the Company will modify the standard labor hours per piece based on the new equipment to reduce the labor cost. The Company estimates that with the application of new equipment and more controlled standard labor hours, the labor cost will be reduced by 2%.

      2. Reduce the cost of raw materials. In 2005, the Company plans to control cost of raw materials with two measures: Firstly, volume purchase of major raw materials will be made through a bidding process; for purchases of other smaller quantities of non major materials, "target price" will be set to guide such purchases. Second, the technology department was asked to re-evaluate the product structure and production techniques so as to optimize product design, to reduce the weight of parts and wastage in the process of production, and to eventually reduce the cost of raw materials. It is estimated that the cost of materials would be reduced by 4% through these measures.

      3. Reduce the manufacturing expenses. The Company will re-examine the headcount of non-operative employees in workshops and lay off 20% of them gradually in 2005. At the same time, the Company will set "targets" to control the manufacturing overhead. It is estimated that the manufacturing overhead would be reduced by 2% through these measures.

SELLING EXPENSES FROM CONTINUED OPERATIONS.

For the years ended December 31, 2003 and 2004, selling expenses are summarized as follows:

                                                   Increased (Decreased)
                                                 -------------------------
       Item              2004          2003         Amount      Percentage
       ----          -----------   -----------   ------------   ----------
Salaries and wages   $   872,720   $ 1,298,470   $  (425,750)     -32.8%
     Supplies             29,698       141,167      (111,469)     -79.0%
      Travel             300,082       228,929        71,153       31.1%
  Transportation         793,474       760,649        32,825        4.3%
After sales service    1,199,728        69,720     1,130,008     1620.8%
       Rent              103,451        69,034        34,417       49.9%
      Office              78,979        63,229        15,750       24.9%
    Advertising           18,666        34,243       (15,577)     -45.5%
   Entertainment          37,617        27,092        10,525       38.9%
     Insurance            18,813        14,512         4,301       29.6%
       Other              20,576        12,531         8,045       64.2%
                     -----------   -----------   -----------     ------
       Total         $ 3,473,804   $ 2,719,576   $   754,228       27.7%
                     ===========   ===========   ===========     ======

      Selling expenses were $3,473,804 for the year ended December 31, 2004, as compared to $2,719,576 for 2003, an increase of $754,228 or 27.7%. Significant expense items that increased by more than $50,000 in 2004 as compared to 2003 were travel and after sales service. The increase in travel was due to increased market development activities as described above.

      The increase in after sales service expenses was due to consumer rights protection policies of "recall" issued by the Chinese Government in 2004. In 2004, the Chinese Government introduced a number of policies on protection of consumers' rights, such as the recalling flawed vehicles policy. Accordingly, in 2004 the automobile manufacturers introduced a policy unilaterally requiring the automotive parts suppliers to pay a "three warranties" service charge (for compensations, exchange and withdraw) in an amount equal to one percent (1%) of the total amount of parts supplied. Therefore, the increase in after sales service charges does not mean an increase of product failures, it is simply due to the new "three warranties" charges by auto makers.

      Significant expense items that decreased more than $50,000 in 2004 as compared to 2003 were salaries and wages and supplies. The decrease in salaries and wages was due to the failure of the sales personnel to achieve sales growth target of 20%. Therefore, the Company reduced their sales bonus. The decrease of supplies was due to the fact that with the payment of the 1% "three warranties" charges, certain after-sales service was performed by the automotive manufacturers.

GENERAL AND ADMINISTRATIVE EXPENSES FROM CONTINUED OPERATIONS.

For the years ended December 31, 2003 and 2004, general and administrative expenses are summarized as follows:

                                                           Increased (Decreased)
                                                         ------------------------
           Item                  2004          2003         Amount     percentage
           ----              -----------   -----------   -----------   ----------
    Salaries and wages       $ 1,896,942   $ 1,414,785   $   482,157      34.1%
          Travel                 377,452       188,118       189,334     100.6%
          Office                 196,058       160,176        35,882      22.4%
         Supplies                329,323       566,050      (236,727)    -41.8%
          Repairs                235,400       197,424        37,976      19.2%
           Rent                    1,814       103,421      (101,607)    -98.2%
       Entertainment              37,966        31,866         6,100      19.1%
 Securities and insurance      1,105,911     1,062,695        43,216       4.1%
     Labor union dues             84,663        78,092         6,571       8.4%
Board of directors expense        56,330        75,026       (18,696)    -24.9%
           Taxes                 196,619       159,420        37,199      23.3%
  Provision for bad debts        136,205     1,547,728    (1,411,523)    -91.2%
 Impairment of inventories       187,871       276,938       (89,067)    -32.2%
         Training                 68,272        56,427        11,845      21.0%
         Warranty                391,350       152,208       239,142     157.1%
     Listing expenses            823,852     1,108,483      (284,631)    -25.7%
          Others                 352,831       424,899       (72,068)    -17.0%
                             -----------   -----------   -----------     -----
           Total             $ 6,478,859   $ 7,603,756   $(1,124,897)    -14.8%
                             ===========   ===========   ===========     =====

      General and administrative expenses were $6,478,859 for the year ended December 31, 2004, consisting of $823,852 incurred by the corporate and $5,655,007 by the Sino-foreign joint ventures. General and administrative expenses were $7,603,756 for the year ended 31, 2003, consisting of $1,108,481 incurred by the corporate and $6,495,275 by the Sino-foreign joint ventures.

      General and administrative expenses of 2004 decreased by $1,124,897 or 14.8% as compared to the year of 2003.

      Significant expense items that increased more than $100,000 in 2004 as compared to 2003 were salaries and wages, travel and warranty. Significant expense items that decreased more than $100,000 in 2004 as compared to 2003 were supplies, rent, provision for bad debts, listing expenses and others. Listing expenses consisted of the acquisition of a controlling interest in the public company and the costs associated with legal, accounting and auditing fees of operating a public company.

      The reason for increased salaries and wages was attributable to increased difficulty of work and workload compared to 2003, and therefore the management and staff received more compensation compared to 2003. In 2003, demand in the China automotive consumption market was booming, and therefore it was a seller's market for the automotive parts suppliers in 2003, but it was reversed in 2004.

      The reason for increased travel expenses was attributable to the expenses of management going abroad for overseas market development, as mentioned in the sections relating to selling and marketing expenses above.

      Warranty reserves represent the Company's obligation to repair or replace defective products under certain conditions. The estimate of the warranty reserves is based on historical experience. In 2004, the warranty rate was determined to be 0.9% of net sales, while in 2003, it was determined to be 0.2% of net sales.

      The reason for decreased supplies expenses was the Company incurred supplies losses due to plant relocation by Shenyang, Zhejiang and Jiulong in 2003, while there is no similar expense in 2004.

      Rent. In the first half of 2003, Zhejiang, Shenyang and Jiulong's workshops were rented. After their new buildings of workshop were completed and ready for use in the second half of 2003, the Company had no such rental expense in 2004.

      Provision for bad debts. In 2003, the Company recorded an allowance for general bad debts and special bad debts based on an analysis of each accounts receivable aging. The company recorded an allowance for bad debts of 25% for accounts outstanding from 180-365 days; 50% for accounts outstanding from 1-2 years; and 100% for accounts outstanding over two years. The Company also identified customers with no ongoing business relationship and a bad credit standing in 2003. Based on this method, the Company recorded $962,448 special provision for doubtful accounts. The Company did not record such provision in 2004 because there were no such customers. In addition, the Company recovered $489,605 included in the special provision for doubtful accounts in 2003. Such recovery caused a decrease in provision for doubtful accounts in 2004.

      The decrease of listing expenses was due to the Company's paying $250,000 of reverse merger costs for the acquisition of a controlling interest in a public company in 2003. Only $70,000 was paid in 2004.

      The other items included in general and administrative expenses included traffic expenses and public relationship expenses. Decrease in other items of general and administrative expenses in 2004 is due to a decrease in public relationship activities.

RESEARCH AND DEVELOPMENT EXPENSES FROM CONTINUED OPERATIONS. Research and development expenses were $1,518,512 for the year ended December 31, 2004, as compared to $1,017,031 for the year ended December 31, 2003, an increase of $501,481 or 49.3%, consisting of research and development on electronic power steering units of $361,000, adjustable steering columns of $251,000, and steering gear improvement of $643,000, and foreign experts' compensation of $264,000.

DEPRECIATION AND AMORTIZATION EXPENSE FROM CONTINUED OPERATIONS. For the year ended December 31, 2004, the depreciation and amortization expenses excluded those recorded in cost of sales were $848,009, as compared to $1,321,601 for the year ended December 31, 2003, a decrease of $473,592 or 35.8%. The main reasons are:

      1. In 2003 the Company made a one time amortization of $241,625 for intangible assets and deferred assets, while there was no such amortization in 2004;

      2. The amortized deferred assets were sold for at $71,555 in 2004; and

      3. As the Company adopted new accelerated depreciation methods in 2003, some of equipment in use are fully depreciated in 2003, and do not need to be depreciated any more.

STOCK COMPENSATION FROM CONTINUED OPERATIONS. During March 2003, in conjunction with the transaction with Great Genesis described above, the Company issued common stock purchase warrants to three consultants to acquire an aggregate of 550,375 shares of common stock, exercisable for a period of one year at $1.20 per share. The aggregate fair value of these warrants, calculated pursuant to the Black-Scholes option-pricing model, was estimated to be $1,300,000, which was charged to operations during the year ended December 31, 2003. The warrants were exercised on a cashless basis. During July 2004, the Company issued options to purchase 22,500 shares of common stock to three independent directors. Such share options vest immediately upon grant and are exercisable at $4.50 per share over a period of two years. The aggregate fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was estimated to be $55,125, which was charged to operations during the year ended December 31, 2004.

INCOME FROM OPERATIONS FROM CONTINUED OPERATIONS. Income from operations was $10,769,184 for the year ended December 31, 2004, as compared to $11,026,996 for the year ended December 31, 2003, a decrease of $257,812 or 2.3%, consisting of a decrease of gross profit of $1,845,467 or 7.4%, and a decrease of costs and expenses of $1,587,655 or 11.4%, which increased the income from operations.

OTHER NON-OPERATING INCOME FROM CONTINUED OPERATIONS. For the year ended December 31, 2003 and 2004, other non-operating income are summarized as follows:

                                                                Write off
                                    Materials                    Accounts     Equipment   Share exchange
                                      sold      Subsidy income   Payable      disposal        income         Total
                                      ----      --------------   -------      --------        ------         -----
             2004                  $  699,107    $  175,959     $  680,980   $   95,514     $       --    $1,651,560
             2003                     279,536       132,000             --       14,047        107,000       532,583
                                   ----------    ----------     ----------   ----------     ----------    ----------
  Increased (Decreased) Amount     $  419,571    $   43,959     $  680,980   $   81,467     $ (107,000)   $1,118,977
                                   ----------    ----------     ----------   ----------     ----------    ----------
Increased (Decreased) percentage          150%           33%            --          580%          -100%          210%
                                   ==========    ==========     ==========   ==========     ==========    ==========

      For the year ended December 31, 2004, the non-operating income was $$1,651,560, as compared to $532,583 for the year ended December 31, 2003, with an increase of $1,118,977 or 210%, mainly due to:

      1. Increased materials sold income of $419,571 more than 2003;

      2. Increased subsidy income of $43,959 more than 2003. The Chinese government encourages enterprises to purchase domestic equipment. The Company purchased more domestic equipment in 2004 than in 2003 and thus obtained more subsidy income;

      3. Write off of long-term (over three years) accounts payable of $680,980. In 2004, two Sino-foreign joint-ventures of the Company, Henglong and Jiulong, wrote off accounts payables of $680,980 because there had been no pay back requirements for over 3 years. The Company has received confirmations from those suppliers. While in 2003, there was no write off of accounts payable;

      4. Increased income from equipment disposal of $81,467 more than 2003; and

      5. Decreased share exchange income. The Company suffered a reduction in share exchange income because in 2002, the Company transferred a 7% interest in Henglong in exchange for an 11% interest of Jiulong. As a term of the transaction, the joint venture partner paid the Company $107,000 in 2003, which was recorded as non-operation Income in 2003. In 2004, no share exchange income occurred.

FINANCE EXPENSES FROM CONTINUED OPERATIONS. For the year ended December 31, 2004, finance expenses were $730,962, consisting of bank loan interests of $641,277 and notes discount expenses of $89,685, as compared with $333,336 for the year ended December 31, 2003, an increase of $397,626 or 119%, which consisted of increased interest of $277,098 for additional bank loan, an increase of interest of $30,843 for interest rate hike, and an increase in financial expenses $89,685 due to an increased notes discount expense in 2004, while there was no notes discount expense in 2003.

INCOME BEFORE INCOME TAXES FROM CONTINUED OPERATIONS. Income before income taxes was $11,689,782 for the year ended December 31, 2004, as compared to $11,226,243 for the year ended December 31, 2003, an increase of $463,539 or 4.1%, consisting of decreased income from operation of $257,812 or 2.3%, increased non-operating income of $1,117,532 or 210%, and increased finance expenses of $397,626 or 119.0%, which reduced the income before income taxed.

INCOME TAXES FROM CONTINUED OPERATIONS. Income tax expense was $618,400 for the year ended December 31, 2004, as compared to $1,750,940, a decrease of $1,132,540 or 64.7%, mainly because of:

      (1) two of the Company's Sino-foreign joint ventures, Henglong and Jiulong, received an income tax refund of $901,600 and $521,000 in 2004 and 2003 respectively for purchase of domestic equipment, which have been reflected as a reduction to income tax expense in the Company's consolidated statements of operations for the year ended December 31, 2004 and 2003. As compared to 2003, the increased refund of income tax of $380,600 in 2004 reduced the Company's income tax expenses; and

      (2) The consolidated income before income taxes of Henglong and Jiulong in 2004 were less than those in 2003, which led to a decrease of $230,940 in income taxes.

INCOME BEFORE MINORITY INTEREST FROM CONTINUED OPERATIONS. Income before minority interest was $11,071,382 for the year ended December 31, 2004, as compared to $9,475,303 for the year ended December 31, 2003, an increase of $1,596,079 or 16.8%, due to increased income before income taxes of $463,538 or 4.1%, and decreased income tax expenses of $1,132,540 or 64.7%, which increased income before minority interest.

MINORITY INTEREST FROM CONTINUED OPERATIONS. The Company recorded minority interests' share in the earnings of the Sino-foreign joint ventures aggregating $4,182,454 for the year ended December 31, 2004, as compared to $5,476,495 for the year ended December 31, 2003, a decrease of $1,294,041 or 23.6%.

      The Company owns varied equity interests in four Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these four Sino-foreign joint ventures were consolidated in the Company's financial statements of December 31, 2003 and 2004 (the equity interest of "Jingzhou" was sold effective August 31, 2004). The Company records the minority interests' share in the earnings of the respective

Sino-foreign joint ventures for each period. Because the Company does not own the same equity interest in each Sino-foreign joint venture, a comparison of the Company's consolidated results of operations for different periods can be significantly affected by the performance mix of the individual joint ventures. The aggregate minority interests in the earnings of the Company decreased in 2004 as compared to 2003 primarily as a result of a decrease in net income from Henglong, a 44.5%-owned Sino-foreign joint venture, and an increase in net income from Jiulong, an 81%-owned Sino-foreign joint venture.

      In 2004, as stated above, there was an increased equity in joint-ventures compared to 2003, which also contributed to a decrease in minority interests.

      Based on analysis and calculation, as compared with 2003, the decreased minority interest for the year ended December 31, 2004 consisted of a decrease of $942,298 caused by various reduced operating results in different Sino-foreign joint ventures and different operating periods, and a decrease of $351,743 caused by decreased minority interest percentage in Sino-foreign joint ventures.

NET INCOME FROM CONTINUED OPERATIONS. Net income was $6,888,928 for the year ended December 31, 2004, as compared to $3,998,808 for the year ended December 31, 2003, an increase of $2,890,120 or 72.3%, consisting an increased income before minority interest of $1,596,078 or 16.8%, and a decreased minority interest of $1,294,041 or 23.6%, which increased net income.

DISCONTINUED OPERATIONS. As mentioned above, effective August 31, 2004, in order to concentrate on its main products, namely steering and other automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into an equity exchange agreement (the "Exchange Agreement") with Hubei Wanlong Investment Co., Ltd ("Hubei Wanlong"), which is controlled by Mr. Chen Hanlin, the Company's Chairman. Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of Hubei Wanlong's equity interest in Henglong based on their respective fair market values as determined by an independent appraisal firm. Accordingly, effective August 31, 2004, the Company did not own any Jingzhou's equity.

      The divested non-core business of Jingzhou has been treated as a discontinued operation under SFAS No. 144. Jingzhou's results of operation and related charges have been reclassified as discontinued operations in the Company's consolidated statements of operations. The Company's prior financial statements have been restated to reflect the discontinued operation of Jingzhou.

The following table is the analysis relating to results of operation of discontinued operations -Jingzhou in 2004 and 2003:

                                                            Discontinued operation              Analysis
                                                                 (Jingzhou)             -------------------------
                                                          --------------------------     Increased     Percentage
                     Item                                     2004           2003       (Decreased)        (%)
                     ----                                 -----------    -----------    -----------    ----------
Net sales of discontinued operation                       $ 2,746,389    $ 1,702,306    $ 1,044,083         61%
Cost of goods sold of discontinued operation                2,679,008      1,764,293        914,715         52%
                                                          -----------    -----------    -----------       ----
Gross profit of discontinued operation                         67,381        (61,987)       129,368         --
                                                          -----------    -----------    -----------       ----
Cost and expenses:
  Selling expenses                                             11,595         13,849         (2,254)       -16%
  General and administrative expenses                          80,696        118,749        (38,053)       -32%
  R & D expenses                                                   --             --             --         --
  Depreciation and amortization expenses                       19,042         45,569        (26,527)       -58%
  Stock compensation                                               --             --             --         --
                                                          -----------    -----------    -----------       ----
Total costs and expenses                                      111,333        178,167        (66,834)       -38%
                                                          -----------    -----------    -----------       ----
Income (loss) from operations of discontinued operation       (43,952)      (240,154)       196,202         --
                                                          -----------    -----------    -----------       ----

Other non-operating income (expenses)
  Other non-operating income                                   18,605          1,464         1,7141       1171%
  Financial costs                                             (16,989)       (11,387)        (5,602)        49%
                                                          -----------    -----------    -----------       ----
  Other income (loss), net                                      1,616         (9,923)        11,539         --
                                                          -----------    -----------    -----------       ----
Income (loss) before income taxes                             (42,336)      (250,077)       207,741         --

Income taxes                                                       --             --             --         --
                                                          -----------    -----------    -----------       ----
Net income (loss) from discontinued operation                 (42,336)      (250,077)       207,741         --
Minority Interests (loss) from discontinued operations        (20,745)      (122,538)       101,793         --
                                                          -----------    -----------    -----------       ----
Equity in income (loss) of joint ventures                 $   (21,591)   $  (127,539)   $   105,948         --
                                                          ===========    ===========    ===========       ====

FINANCIAL CONDITION AS OF DECEMBER 31, 2004 AND 2003:

LIQUIDITY AND CAPITAL RESOURCES:

      The Company has relied primarily on cash flow from operation, bank loans and investments for its capital requirements in 2004 and 2003.

OPERATIONS. The Company's operations provided cash of $21,365,367 for the year ended December 31, 2004, including $22,719,873 from continued operations, as compared to cash of $3,925,587 for the year ended December 31, 2003, including $1,561,151 from continued operations. The cash from continued operations increased by $21,158,722, primary as a result of the following:

      1. For the year ended December 31, 2004, cash flow provided by product selling and servicing was $13,013,397, as compared to $13,909,596 for the year ended December 31, 2003, a decrease of $896,199 as a result of decreased gross profit.

      2. For the year ended December 31, 2004, accounts receivable was reduced by $6,229,536, as compared to an increase in accounts receivable of $6,842,125 for the year ended December 31, 2003, which led to increased cash inflow of $13,071,661, as a result of reduced notes receivable and advanced payments.

      3. For the year ended December 31, 2004, inventory increased by $2,882,650, as compared to an increase in inventory of $423,884 for the year ended December 31, 2003, which led to decreased cash inflow of $2,458,766, as a result of increased inventory turnover requirement caused by increased production and sales.

      4. For the year ended December 31, 2004, accounts payable was increased by $6,359,590, as compared to a decrease in accounts payable of $5,082,436 for the year ended December 31, 2003, which led to increased cash of $11,442,026, as a result of increased notes payable.

      As of December 31, 2004, cash and cash equivalents were $11,164,639, and working capital was $11,454,114. As of December 31, 2003, cash and cash equivalents were $10,730,882, and working capital were $19,944,120, reflecting a current ratio of 1.22:1 and 1.39:1 for 2004 and 2003 respectively.

      Since the Company's working capital at December 31, 2004 decreased by $8,490,006 as compared to December 31, 2003, the Company intends to finance its costs and expenses for the year ending December 31, 2005 by the following ways.

      1. Raise capital from institutional investors. The Company intends to raise about $15 million to $30 million from the stock market in the United States.

      2. Loans by banks. The Company's Sino-foreign joint-ventures have good credit records with Chinese banks. In 2005, the Bank of China, China Construction Bank, and China Industrial & Commercial Bank have approved lines of credit of $12,048,192 (RMB100,000,000), $8,433,735 (RMB70,000,000) and
$2,409,639 (RMB20,000,000) respectively to the Company.

      3. Reduce capital investment activities to meet working capital requirements. The Company has invested $25,000,000 in 2004 and 2003 to enlarge its production lines. Based on valuation, the current production capacity has reached the objective of annual production of 600,000 sets of automotive steering gears. In 2005, the Company will reduce its investment activities appropriately to meet its working capital requirements.

INVESTING. During the year ended December 31, 2004, the Company expended net cash of $18,230,256 in investment activities, including 18,352,025 expenditure in investment in continued operations investment. The $18,352,025 consisted of a decrease in other receivables of $316,185, an increased investment of $626,506 in Henglong, and payments of $17,811,256 to acquire fixed assets, and $230,448 to acquire intangible assets. During the year ended December 31, 2003, the Company expended cash of $9,197,806 in investment activities, including $6,885,384 expenditure from continued operation. The $6,885,384 consisted of a decrease in long-term investment of $1,189,157, an increase in other receivable of $1,211,794, and payments of $6,534,519 to acquire fixed assets, and $328,228 to acquire intangible assets.

     During 2003 and 2004, the Company purchased $10,330,000 land and buildings, $14,510,000 machines and equipment and enlarged its production capacity to 600,000 sets of steering gears annually from 150,000 sets of steering gears annually in 2002. The Company also increased its equity interest in Henglong from 42% in 2003 to 44.5% in 2004 by investing about $626,506.

FINANCING. During the year ended December 31, 2004, the Company expended net cash of $2,701,354 in financing activities, including $3,882,077 expenditure from continued operations. The $3,882,077 consisted of the proceeds from bank loans of $3,975,904, contributions to capital by minority interest holders of $1,251,085, less dividend payments to the minority interest holders of Joint-venture companies $4,469,379, and a decrease in amounts due to shareholders/directors of $4,639,687. During the year ended December 31, 2003, the Company generated net cash of $10,384,665 in financing activities, consisting of the proceeds from bank loans of $6,101,410, advances from shareholders/directors of $6,770,887, contributions to capital by minority interest holders of $159,000, less dividend payments of $2,646,632. In 2004, the Company repaid shareholders/directors $4,639,687 for their advances in prior years at their request.

DISCONTINUED OPERATIONS. As mentioned above, effective August 31, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou. The divested non-core business of Jingzhou has been treated as a discontinued operation under SFAS No. 144. Jingzhou's cash flows have been reclassified as discontinued operations in the Company's consolidated statements of cash flows. The Company's prior financial statements have been restated to reflect the discontinued operations of Jingzhou.

The following table presents the statements of cash flows of discontinued operations-Jingzhou in 2004 and 2003:

                                                                          2004          2003
                                                                          ----          ----
Cash flows from operating activities:
Net income from discontinued operations                               $   (21,591)   $  (127,539)
Adjustments to reconcile income from discontinued
  operations to net cash provided by operating
  activities                                                                   --             --
    Minority shareholders' interests                                      (20,745)      (122,538)
    Depreciation and amortization                                          83,537         74,909
    Changes in operating assets and liabilities:
      (Increase) Decrease in:
        Accounts and notes receivable and
          Advance payments                                                344,005       (344,005)
        Inventories                                                       317,306       (604,162)
      Increase (Decrease) in:
        Accounts and notes payable, accrued expenses,
          other payables and customer deposits                           (912,507)     2,334,871
        Increase(decrease) in liabilities related to
          Acquisition of joint venture assets                          (1,204,819)     1,204,819
        Taxes payable                                                      60,308        (51,919)
                                                                      -----------    -----------
Net cash provided by(used in)operating activities                      (1,354,506)     2,364,436
                                                                      -----------    -----------
Cash flow from investing activities:
  (Increase) Decrease in other receivables                               (300,750)        (3,812)
  Received (paid) cash for disposal fixed assets                           35,412     (2,308,610)
  Received (paid) cash from investing activities                          387,107             --
                                                                      -----------    -----------
Net cash provided by(used in)investing activities                         121,769     (2,312,422)
                                                                      -----------    -----------

Cash flows from financing activities:
  (Increase (decrease) of proceeds from bank loans                        602,410             --
  Contributions to capital by minority interest holders                   578,313             --
                                                                      -----------    -----------
Net cash provided by (used in) financing activities                     1,180,723             --
                                                                      -----------    -----------

Cash and cash equivalents from discontinued operations:
  Net increase(decrease)                                                  (52,014)        52,014
  At beginning of period                                                   52,014             --
                                                                      -----------    -----------
At end of period                                                      $        --    $    52,014
                                                                      ===========    ===========

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

The Company has the following material contractual obligations and capital expenditure commitments:

       Date                   Parties involved                         Description of Commitments and Contingencies
------------------     -----------------------------              ----------------------------------------------------
October 30, 2001              Henglong                            Ten year license agreement for the design of
                                 &                                power steering systems.
                       Bishop Steering Technology
                          Limited ("Bishop"), an                  Henglong is obligated to pay Bishop a
                             Australian company                   technical assistance fee of approximately
                                                                  $200,000 per year during the first
                                                                  two years and $110,000 per year
                                                                  during the remaining eight years
                                                                  of the agreement.

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

                                                                  The Company paid $2,421,300 during
                                                                  2003. The Company will pay an
                                                                  additional $952,900 during 2004
                                                                  and pay off the remaining
                                                                  $1,445,800 after it receives a
                                                                  license for the right to use the
                                                                  land and a building property
                                                                  certificate. During the year ended
                                                                  December 31, 2004, the Company has
                                                                  paid $3,164,241 based on the
                                                                  construction progress, and
                                                                  $1,655,759 remains outstanding.

July 21, 2003                 Henglong                            Five year license and technical assistance
                                  &                               agreement. Henglong paid Namyang an initial
                       Namyang Industrial Co. Ltd.                payment of $100,000 and is further obligated
                        ("Namyang"), a Korean                     to pay a royalty of 3% of the sales price of
                        manufacturer of steering                  products sold, which includes the licensed
                        assemblies for automobiles                columns and universal joint technology.

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

                                                                  Company advanced approximately
                                                                  $435,000 during 2003 pursuant to the
                                                                  agreement under the first phase. The
                                                                  second phase of investment was
                                                                  delayed because the local Government
                                                                  did not complete its water and
                                                                  electricity supply system on time.
                                                                  This new plant is expected to
                                                                  service a large vehicle manufacturer
                                                                  in Wuhu at reduced transportation
                                                                  and storage costs.

October 5, 2003                 Henglong                          Letter of intent for a joint venture to
                                   &                              develop a sensor production facility.
                       Advanced Custom Sensors,

                                                                  Henglong will be responsible for initial
                                                                  loans and payments of $500,000, payable in
                                                                  two installments of $250,000, to be used for
                                                                  the development of related products, the
                                                                  training of personnel, and other operating
                                                                  costs. The first payment of $250,000 was
                                                                  made on February 12, 2004. The Company paid
                                                                  $45,000 on August 31, 2004 based on the development
                                                                  progress. The Company expects to pay the remaining
                                                                  $205,000 during 2005.

March to December,            Henglong & some                     Have entered into some equipment purchase contracts
2004                   equipment manufacturers                    with a total value of approximately $4,720,000.
                                                                  Henglong has paid $1,740,000 during 2004, and will
                                                                  pay off the remaining $2,980,000 during 2005.

March to December           Jiulong & some                        Have entered into some equipment purchase contracts with a
2004                   equipment manufacturers                    total value of approximately $2,750,000. Jiulong has
                                                                  paid $1,020,000 during 2004, and will
                                                                  pay off the remaining $1,730,000 during 2005.

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

      As China has recently been admitted as a member of the World Trade Organization, the central government of China is expected to adopt a more rigorous approach to partially deregulate currency conversion restrictions, which may in turn increase the exchange rate fluctuation of the RMB. Should there be any major change in the Chinese central government's currency policies, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB.

      Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. The exchange rate was approximately US$1.00 to RMB 8.30 at December 31, 2003 and 2004.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

      The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments. A 10 basis point change in the Company's average debt interest rate would not have a material effect on the Company's results of operations.

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

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4." This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this accounting principle is not expected to have a material impact on the Company's financial statements.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment (Revised 2004)." This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company's equity instruments or liabilities that are based on the fair value of the company's equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using the intrinsic value method and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after June 15, 2005. The Company has yet to determine a transition method to adopt SFAS 123R or which valuation method to use. The full impact that the adoption of this statement will have on the Company's financial statements will be determined by share-based payments granted in future periods, the transition method and valuation model used.

      In December 2004, the FASB issued FASB Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("FAS 153"). FAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of FAS 153 is not expected to have a material impact on our financial position or results of operations.

      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FAS 109-1"),

"Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement
109. Pursuant to the AJCA, the Company do not have any operating activities so far. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

      In June 2004, the FASB issued Emerging Issues Task Force Issue No. 02-14 ("EITF 02-14"), "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. We do not expect the adoption of EITF 02-14 to have a material impact on our consolidated financial position, results of operations or cash flows.

      In March 2004, the FASB issued EITF Issue No. 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see
Note 4). We will evaluate the impact of EITF 03-1 once final guidance is issued.

ITEM 7. FINANCIAL STATEMENTS.

(a)   FINANCIAL STATEMENTS

      The following financial statements are set forth at the end hereof.

      1.    Report of Independent Auditors

      2. Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003.

      3. Consolidated Statements of Operations for the years ended December 31, 2004 and December 31, 2003.

      4. Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2004 and 2003.

      5. Consolidated Statements of Cash Flows for the years ended December 31, 2004 and December 31, 2003.

      6.    Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Effective May 6, 2003, the Company dismissed Armando C. Ibarra ("Ibarra"), as the Company's independent accountant. Effective May 6, 2003, the Company engaged Schwartz Levitsky Feldman LLP ("SLF") as its new independent accountants. The Company's Board of Directors approved the dismissal of Ibarra and the engagement of SLF.

      Prior to SLF becoming the Company's independent accountants, SLF was not consulted by the Company or anyone on the Company's behalf regarding either the application of accounting principles to a specific or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was the subject of a disagreement or event as defined at Item 304 (a)(1)(iv) of Regulation S-B.

      Ibarra audited the Company's financial statements for the fiscal years ended December 31, 2001 and 2002. Ibarra's reports for these periods did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified as to audit scope or accounting principles, except that reports indicated that the Company's losses from operations raised substantial doubt about its ability to operate as a going concern.

      During the fiscal years ended December 31, 2001 and 2002 and the interim period from January 1, 2003 through May 6, 2003, there were no disagreements with Ibarra on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ibarra, would have caused such firm to make reference to the subject matter of the disagreements in connection with its report on the Company's financial statements. In addition, there were no such events as described under Item 304(a)(1)(IV)(B) of Regulation S-B during the fiscal years ended December 31, 2002 and 2001 and the interim period from January 1, 2003 through May 6, 2003.

ITEM 8A CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures: As of December 31, 2004, the end of the period covered by this report, the Company's chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in

Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

      (b) Changes in internal controls over financial reporting: For the fiscal year ended December 31, 2004, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT MANAGEMENT

      The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2004. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name                 Age              Position(s)

Hanlin Chen          47    Chief Executive Officer and Chairman
                           of the Board
Qizhou Wu            40    Chief Operating Officer and Director
Guofu Dong           39    Vice President and Director
Daming Hu            46    Chief Financial Officer
Li Ping Xie          44    Director
Yiu Wong Tse Andy    34    Sr. VP, Director
Robert Tung          48    Director
Dr. Haimian Cai      41    Director
William E. Thomson   63    Director

BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS:

    Hanlin Chen has served as chairman of the board and CEO since March

2003. Mr. Chen is a standing board member of Political Consulting Committee of Jingzhou city and vice president of Foreign Investors Association of Hubei Province. He was the general manager of Jiulong from 1993 to 1997. Since 1997, he has been the Chairman of the Board of Henglong. Mr. Chen graduated from Barrington University with an MBA degree.

      Qizhou Wu has served as the Chief Operating Officer since March 2003. He was the Managing Vice General Manager of Jiulong from 1993 to 1999 and GM of Henglong from 1999 to 2002. Mr. Wu graduated from Tsinghua University in Beijing with a Masters degree in Automobile Engineering.

      Guofu Dong has served as the Vice President of the Company and oversees general management, international business and investor relations since March 2003. Mr. Dong has over ten years experience in corporate management and strategic development. Mr. Dong graduated from Fujian Normal University with a Bachelor of Arts degree. He also completed his law degree in Fudan University.

      Daming Hu has served as the Chief Financial Officer of the Company since March 2003. He is in charge of corporate account planning, reporting and tax planning. Mr. Hu was the Finance Manager of Jiulong from 1996 to 1999 and Finance Manager of Heng Long from 1999 to 2002.

      Liping Xie has served as a director of the Company since March 2003. She is the Vice GM of Xiamen Joylon Co., Ltd. She was the Vice GM at Xiamen Jiayum Auto-parts Repairing Company from 1990-1999. Ms. Xie is the wife of the Company's Chief Executive Officer, Mr. Hanlin Chen.

      Andy Yiu Wong Tse has served as Sr. VP of the Company since March 2003. He has also served as the general manager of the Henglong and Jiulong joint ventures and the chairman of the board of Shenyang since 2003. He was the vice GM of Jiulong from 1993 to 1997 and the vice GM of Henglong. Mr. Tse has over 10 years of experience in automotive parts sales and strategic development. Mr. Tse has an MBA from the China People University.

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

      Dr. Haimian Cai has been a Director since September 2003 and a member of the Company's Audit Committee, Compensation Committee and Nominating Committee. Dr. Cai is a technical specialist in the automotive industry. Prior to that, Dr. Cai was a staff engineer in ITT Automotive Inc. Dr. Cai has written more than fifteen technical papers and co-authored a technical book regarding the power of metallurgy industry for automotive application. Dr. Cai has more than ten patents including pending patents. Dr. Cai holds a B.S. Degree in Automotive Engineering from Tsinghua University and a M.S. and Ph.D in manufacturing engineering from Worcester Polytechnic Institute

      William E. Thomson, CA has been a Director of the Company since September 2003 and is a member of the Company's Audit, Compensation and Nominating Committees. Mr. Thomson has been the president of Thomson Associates, Inc., a merchant banking company, since 1978. Mr. Thomson's current additional directorships include: Nasdaq - Maxus Technology Inc. (Technology Waste Recycling); TSX - Asia Media Group Ltd. Chm. (Media), Score Media Inc. (formerly Headline Media Group Inc.) (Media), YTW Weslea Growth Capital Corporation (Capital Pool Company); Private -Corbett Waste Solutions Corporation (Barbados) (Waste Management Solutions), Electrical Contacts Ltd. (Electrical Contacts), Redpearl Funding Corporation (IT Financing), Wright Tech Systems Inc. (Waste Management Solutions), YTW Growth Capital Management Corporation (Vice Chairman); Not For Profit - World Education Services.

(a) COMPENSATION FOR DIRECTORS AND OTHER MATTERS

      In 2004, directors received a certain amount for serving on the Board of Directors. Each of the three independent directors received $24,000 cash compensation and 7,500 stock options compensation in the year 2004. Other directors (except Liping Xie who has received compensation of $16,000 for her serving on the Board of Directors in 2004) have not been compensated for their serving on the Board of Directors in the year 2004, but received their compensation ranging from $40,000 to $100,000 as managers. In addition the independent directors were reimbursed for any out-of-pocket expenses, if any, incurred in attending board meetings.

(b) AUDIT COMMITTEE AND INDEPENDENT DIRECTORS

      The Audit Committee consists of the following individuals, all of whom the Company considers to be independent: Robert Tung, Haimian Cai, and William Thomson. Mr. William Thomson is the Chairman of the Audit Committee. Mr. William Thomson is the financial expert serving on the Company's audit committee.

(c) COMPENSATION COMMITTEE

      The Compensation Committee is responsible for determining compensation for the Company's executive officers. The Company's three independent directors, Robert Tung, Haimian Cai and William Thomson serve on the Compensation Committee. Mr. Haimian Cai is the Chairman of the Compensation Committee.

(d) NOMINATING COMMITTEE

      Director candidates are nominated by the Nominating Committee. The

Nominating Committee will consider candidates based upon their business and financial experience, personal characteristics, expertise that is complementary to the background and experience of other Board members, willingness to devote the required amount of time to carrying out the duties and responsibilities of Board membership, willingness to objectively appraise management performance, and any such other qualifications the Nominating Committee deems necessary to ascertain the candidates ability to serve on the Board. The Nominating Committee will not consider nominee recommendations from security holders, other than the recommendations received from a security holder or group of security holders that beneficially owned more than five (5) percent of the Company's outstanding common stock for at least one year as of the date the recommendation is made. The Company's independent directors, Robert Tung, Haimian Cai and William Thomson, serve on the Nominating Committee. Mr. Robert Tung is the Chairman of the Nominating Committee.

(e) STOCKHOLDER COMMUNICATIONS

      Stockholders interested in communicating directly with the Board of Directors, or specified individual directors, may email the Company's independent director William Thomson at Bill.Thomson@chl.com.cn. Mr. Thomson will review all such correspondence and will regularly forward to the Board copies of all such correspondence that deals with the functions of the Board or committees thereof or that he otherwise determines requires their attention. Directors may at any time review all of the correspondence received that is addressed to members of the Board of Directors and request copies of such correspondence. Concerns relating to accounting, internal controls or auditing matters will immediately be brought to the attention of the Audit Committee and handled in accordance with procedures established by the Audit Committee with respect to such matters.

(f) FAMILY RELATIONSHIPS

      Mr. Chen and Ms. Xie are husband and wife.
      Mr. Andy Yiu Wong Tse and Ms. Liping Xie are brother and sister.

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

(h) CODE OF ETHICS AND CONDUCT

      The Board of Directors has adopted a Code of Ethics and Conduct which is applicable to all officers directors and employees. The Code of Ethics and Conduct was attached to the Form 10-K for year ended December 31, 2003.

(i) SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of the Company's equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a)reports they file. To the best of the Company's knowledge (based solely upon a review of the Form 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10. EXECUTIVE COMPENSATION

      The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer. No other executive officer(s) received compensation for the fiscal year 2004 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                         Long-Term Compensation
                                                       -------------------------------------------------
                                                             Awards                      Payouts
                                                       -------------------   ---------------------------
                                                                                Securities
                                                        Other                     Under-           All
                           Annual Compensation         Annual   Restricted        lying           Other
                       -----------------------------   Compen-     Stock         Options/         LTIP
    Name and                     Salary      Bonus     sation    Award(s)          SARs          Payouts
Principal Position      Year      ($)         ($)       ($)        ($)         (#)      ($)       ($)
     (a)                (b)       (c)         (d)       (e)        (f)         (g)      (h)       (i)
------------------     -----   ----------   --------   -------  ----------   ------   ------    --------
Hanlin Chen            2004    100,000.00     -0-        0         0           0         0          0

Hanlin Chen            2003     49,885.00     -0-        0         0           0         0          0

Hanlin Chen            2002     15,883.00    1,237       0         0           0         0          0

Hanlin Chen            2001      5,564.00    1,087       0         0           0         0          0

      There are no employment agreements with any of the Company's executive officers and there are no stock option grants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 22,574, 542 shares of Common Stock outstanding at December 31, 2004.

                                            Total Number   Percentage
               Name/Title                    of Shares     Ownership
Hanlin Chen, CEO, Chairman and President    13,280,547      58.8%
Qizhou Wu, COO, Director                     2,195,996       9.7%
Guofu Dong, Vice President, Director           627,429       2.8%

Daming Hu, CFO                                      --        --
Liping Xie, Director                         2,091,425       9.3%
Yiu Wong Tse Andy, Sr. VP, Director          1,359,426       6.0%
Robert Tung, Director                               --        --
Dr. Haimian Cai, Director                           --        --
William E. Thomson, Director                        --        --
                                            ----------      ----
All Directors and Executive Officers        19,554,823      86.6%
(9 persons)                                 ==========      ====

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Effective August 2, 2003, the Company entered into a five-year License and Technical Assistance Agreement (the "Agreement") with Sino-American, Inc. ("Sino-American"), a United States company controlled by the Company's Chairman and controlling shareholder. The Agreement provided for total payments of $6,000,000 to enable Sino-American to purchase technical assistance and equipment for use in the Company's business operations in China. During November 2003, $2,000,000 was paid by the Company to Sino-American, which has been classified as advance payments in the consolidated balance sheet at December 31, 2003 and 2004, net of amounts expended through such date.

      This agreement also allowed the Company to transfer funds from China to the United States to fund normal corporate general and administrative expenses.

      Through December 31, 2004, Sino-American had paid, on behalf of or for the benefit of the Company, a total of $1,931,105, including a $250,000 initial investment in a joint venture with an unrelated party, $255,000 for equipment and $180,000 for software to unrelated third parties, $250,000 to the Company's Chairman and controlling shareholder as reimbursement for costs incurred by him related to the March 2003 recapitalization, and $996,105 for selling, general and administrative expenses for the benefit of or on behalf of the Company. As this Agreement was terminated effective April 1, 2004, the unexpended funds were repaid to the Company subsequent to that date or continue to be used to pay normal operating expenses on behalf of the Company. The $250,000 reimbursement to the Chairman and controlling shareholder was recorded as a charge to operations during the three months ended March 31, 2003.

      Effective August 31, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into an equity exchange agreement (the "Exchange Agreement") with Hubei Wanlong Investment Co., Ltd ("Hubei Wanlong"), which is controlled by Mr. Chen Hanlin, the Chairman of the Company. Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of Hubei Wanlong's equity interests in Henglong based on their respective fair market values as determined by an independent appraisal firm. The difference between the fair value and the book value resulting from the disposition of the joint venture interest in Jingzhou was debited to additional paid-in capital. With respect to consideration paid by the Company in excess of the Chairman's basis in his investment, such excess has been charged to additional paid-in capital as a distribution to the Chairman, resulting in the acquired 2.5% equity interests in Henglong being recorded by the Company at the Chairman's original cost basis. The Company paid approximately $90,000 to Hubei Wanlong in conjunction with this transaction.

ITEM 13. EXHIBITS.

      The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit Number                        Description
--------------                        -----------
    2.1                   Equity Exchange Agreement, dated October 23, 2004,
                          incorporated herein by reference from the Filing
                          on Form 8-K filed with the Commission on October
                          27, 2004.

   10.1                   Technology License Agreement between Korea Delphi
                          Automotive Systems Corporation and Jingzhou
                          Henglong Automotive Parts Co., Ltd.*

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

--------------------
* Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth the aggregate fees for professional audit services rendered by Schwartz Levitsky Feldman LLP ("SLF") for the audit of the Company's annual financial statements for the fiscal years 2004 and 2003, and fees billed for other services provided by Schwartz Levitsky Feldman LLP for fiscal years 2004 and 2003.

                                  Fiscal Year Ended
                              2004                  2003
                         --------------        --------------
Audit Fees               $   190,000.00        $   140,000.00
Audit-Related Fees(1)                --        $    21,000.00
Tax Fees (2)

All Other Fees                       --        $     5,750.00
                         --------------        --------------
Total Fees Paid          $   190,000.00        $   166,750.00
                         ==============        ==============

(1) Includes accounting and reporting consultations related to acquisitions and internal control procedures.

(2) Includes fees for service related to tax compliance services, preparation and filing of tax returns and tax consulting services.

      Audit Committee's Pre-Approval Policy

      During fiscal year ended December 31, 2003 and 2004, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company's independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage the Company's independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee's pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: March 29, 2005         /s/ Hanlin Chen
                            ------------------------------------
                            Name: Hanlin Chen
                            Title: Chairman, CEO and President

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 29, 2005         /s/ Hanlin Chen
                            ------------------------------------
                            Name: Hanlin Chen
                            Title: Chairman, CEO and President

Dated: March 29, 2005         /s/ Daming Hu
                            ------------------------------------
                            Name: Daming Hu
                            Title: CFO

Dated: March 29, 2005         /s/ Qizhou Wu
                            ------------------------------------
                            Name: Qizhou Wu
                            Title: COO, Director

Dated: March 29, 2005         /s/ Guofu Dong
                            ------------------------------------
                            Name: Guofu Dong
                            Title: Vice President, Director

Dated: March 29, 2005         /s/ Liping Xie
                            ------------------------------------
                            Name: Liping Xie
                            Title: Director

Dated: March 29, 2005         /s/ Tse Yiu Wong Andy
                            ------------------------------------
                            Name: Tse Yiu Wong Andy
                            Title:  ST. VP, Director

Dated: March 29, 2005         /s/ Robert Tung
                            ------------------------------------
                            Name: Robert Tung
                            Title: Director

Dated: March 29, 2005         /s/ Dr. Haimian Cai
                            ------------------------------------
                            Name: Dr. Haimian Cai
                            Title: Director

Dated: March 29, 2005         /s/ William E. Thomson
                            ------------------------------------
                            Name: William E. Thomson
                            Title: Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Automotive Systems, Inc.

We have audited the accompanying consolidated balance sheets of China Automotive Systems, Inc. as at December 31, 2004 and 2003 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the management of China Automotive Systems, Inc. Our responsibility is to express and opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Automotive Systems, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

Toronto, Ontario, Canada
January 28, 2005,


                 China Automotive Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2004 and 2003

                                                                        2004             2003
                                                                    ------------     ------------
ASSETS

Current assets:

   Cash and cash equivalents                                        $ 11,164,639     $ 10,678,868
   Pledged cash deposits                                               1,842,536        1,272,067
   Accounts and notes receivable,
     including $982,722 and $1,248,328 from
     related parties, net of an allowance for doubtful
       accounts of $2,944,990 and $ 2,757,374 at
       December 31, 2004 and 2003, respectively                       37,632,603       38,667,831
   Advance payments, including
     $433,724 and $1,513,973 to related
     parties at December 31, 2004 and 2003, respectively               3,886,406        9,648,542
   Inventories                                                        12,507,910        9,625,260

   Current assets from discontinued
     operations (see Note 19)                                                 --        1,000,181
                                                                    ------------     ------------
Total current assets                                                  67,034,094       70,892,749
                                                                    ------------     ------------

Long-term Assets:
  Property, plant and equipment                                       43,552,725       25,741,469
  Less: Accumulated depreciation                                      (7,609,101)      (5,625,114)
  Discontinued property, plant
    and equipment (see Note 19)                                               --        2,233,701
                                                                    ------------     ------------
                                                                      35,943,624       22,350,056
                                                                    ------------     ------------

Intangible assets, net                                                   392,552          218,639
Other receivables, including

  $974,815 and $1,472,758 to related parties,
  net of an allowance for doubtful
  accounts of $930,425 and $1,053,047 at
  December 31,2004 and 2003 respectively                     2,044,086        2,309,205
Long-term investments                                           72,289           72,289
Other assets from discontinued operations                            -            3,812
  (See Note 19)

                                                          ------------     ------------
Total assets                                              $105,486,645     $ 95,846,750
                                                          ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Bank loans                                              $ 13,614,458     $  9,638,554
  Accounts and notes payable,
    including $522,754 and $1,175,006 to related
    parties ended December 31, 2004 and 2003,
    respectively                                            28,518,720       22,928,944
  Customer deposits                                            227,389          652,475
  Accrued payroll and related costs                          1,370,576        1,168,189
  Accrued expenses and other payables                        5,005,525        1,210,863
  Accrued pension costs                                      2,438,971        1,516,649
  Taxes payable                                              3,814,746        6,320,722
  Amounts due to
    shareholders/directors                                     589,594        5,229,281
  Current liabilities of
    discontinued operation (See Note 19)                             -        2,282,952
                                                          ------------     ------------
Total current liabilities                                   55,579,979       50,948,629
                                                          ------------     ------------
Long-term Liabilities:
  Advances payable                                             196,378          196,547
                                                          ------------     ------------
Total long-term liabilities                                    196,378          196,547
                                                          ------------     ------------
Minority interest                                           17,571,838       18,686,712
                                                          ------------     ------------

Stockholders' equity:
Preferred stock, $0.0001 par value -
  Authorized - 20,000,000 shares
  Issued and outstanding - None                                     --               --
Common stock, $0.0001 par value -
  Authorized - 80,000,000 shares
  Issued and Outstanding -
  22,574,542 shares and 22,574,542

  shares at December 31, 2004 and
  2003, respectively                                             2,257            2,257
Additional paid-in capital                                  18,003,168       18,779,880
Retained earnings -
  Appropriated                                               4,396,339        3,775,254
  Unappropriated                                             9,733,626        3,461,621
Accumulated other comprehensive income (loss)                    3,060           (4,150)
                                                          ------------     ------------
Total stockholders' equity                                  32,138,450       26,014,862
                                                          ------------     ------------
Total liabilities and stockholders'
  equity                                                  $105,486,645     $ 95,846,750
                                                          ============     ============

             The accompanying notes are an integral part of these
                       consolidated financial statements

                 China Automotive Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                     Years Ended December 31, 2004 and 2003

                                                                2004            2003
                                                            ------------     ------------
Net sales from continued operations, including
  $1,682,625 and $2,666,000 sold to
  related parties ended December 31,
  2004 and 2003, respectively                               $ 58,185,845     $ 53,624,868

Cost of sales, including $1,703,179 and $1,663,483
  purchased from related parties ended December 31,
  2004 and 2003, respectively                                 35,042,352       28,635,908
                                                            ------------     ------------
Gross profit                                                  23,143,493       24,988,960
                                                            ------------     ------------

Costs and expenses:
  Selling                                                      3,473,804        2,719,576
  General and administrative                                   6,478,859        7,603,756
  Research and development                                     1,518,512        1,017,031
  Depreciation and amortization                                  848,009        1,321,601
  Stock-based compensation                                        55,125        1,300,000
                                                            ------------     ------------
  Total costs and expenses                                    12,374,309       13,961,964
                                                            ------------     ------------
Income from operations                                        10,769,184       11,026,996
                                                            ------------     ------------

Other income (expenses):
  Other non-operating income                                   1,651,560          532,583
  Financial expenses                                            (730,962)        (333,336)
                                                            ------------     ------------
  Other income, net                                              920,598          199,247
                                                            ------------     ------------
Income before income taxes                                    11,689,782       11,226,243

Income taxes                                                     618,400        1,750,940
                                                            ------------     ------------
Income from continued operations
  before minority interest                                    11,071,382        9,475,303

Minority interest from
  continued operation                                          4,182,454        5,476,495
                                                            ------------     ------------
Net income from continued operation                            6,888,928        3,998,808
Net (loss) from discontinued operation
 (See Note 19)                                                   (21,591)        (127,539)
                                                            ------------     ------------
Net income                                                  $  6,867,337     $  3,871,269
                                                            ============     ============
Net income per common share -

Net income from continued operation -
  Basic and diluted                                         $       0.30     $       0.19
                                                            ============     ============
Net (loss) from discontinued
   Operation - Basic and diluted                            $      (0.00)    $      (0.01)
                                                            ============     ============
  Basic                                                     $       0.30     $       0.18
                                                            ============     ============
  Diluted                                                   $       0.30     $       0.18
                                                            ============     ============

Weighted average common
  shares outstanding -
  Basic                                                       22,574,542       21,773,149
                                                            ============     ============
  Diluted                                                     22,582,494       22,075,006
                                                            ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
             Consolidated Statements of Comprehensive Income (Loss)
                     Years Ended December 31, 2004 and 2003

                                                   2004          2003
                                                ----------    -----------
Net income                                      $6,867,337    $ 3,871,269

Other comprehensive loss:
  Foreign currency translation income (loss)         7,210         (4,150)
                                                ----------    -----------
Comprehensive income                            $6,874,547    $ 3,867,119
                                                ==========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 2004 and 2003

                                                     Common Stock         Preferred Stock      Additional
                                               ----------------------  --------------------     Paid-in
                                                 Shares     Par Value   Shares    Par Value     Capital
                                               ----------   ---------  --------   ---------   ------------
Balance,
  December 31, 2003                            22,574,542   $   2,257  $     --   $      --   $ 18,779,880
Foreign currency
  translation gain( loss)                              --          --        --          --             --
Deemed distribution to
  shareholders                                         --          --        --          --       (831,837)
Deemed distribution to
  minority shareholders                                --          --        --          --             --
Issuance of options for
  independent directors                                --          --        --          --         55,125
Appropriation of
  Retained earnings                                    --          --        --          --             --
                                               ----------   ---------  --------   ---------   ------------
Balance,
  December 31, 2004                            22,574,542   $   2,257  $     --   $      --   $ 18,003,168
                                               ==========   =========  ========   =========   ============

                                   (continued)

                 China Automotive Systems, Inc. and Subsidiaries
           Consolidated Statements of Stockholders' Equity (continued)
                     Years Ended December 31, 2004 and 2003

                                                                 Accumulated
                                      Retained Earnings             Other
                                ----------------------------    Comprehensive
                                Appropriated  Unappropriated     Income (Loss)     Total
                                ------------  --------------    -------------   ------------
Balance,
  December 31, 2003              $  3,775,254  $    3,461,621     $    (4,150)   $ 26,014,862
Foreign currency
  translation gain                         --              --           7,210           7,210
Deemed distribution to
  shareholders                             --              --              --        (831,837)
Deemed distribution to
  minority shareholders                25,753              --              --          25,753
Issuance of options for
  independent directors                    --              --              --          55,125
Net income for the year ended
  December 31,2004                         --       6,867,337              --       6,867,337
Appropriation of
  Retained earnings                   595,332        (595,332)             --              --
                                 ------------  --------------     -----------    ------------
Balance, ended
  December 31, 2004              $  4,396,339  $    9,733,626     $     3,060    $ 32,138,450
                                 ============  ==============     ===========    ============

     The accompanying notes are an integral part of these consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2004 and 2003

                                            2004            2003
                                         -----------     ----------
Cash flows from operating activities:
Net income from continued operations     $ 6,888,928     $3,998,808
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Minority shareholders' interests       4,182,454      5,476,495
      Stock-based compensation                55,125      1,300,000
      Depreciation and amortization        2,006,052      2,390,944

    Provision for doubtful accounts                                  (126,370)        777,841
    Other operating adjustments                                         7,208         (34,492)
    Changes in operating assets and
      liabilities:
     (Increase) decrease in:
       Pledged cash deposits                                         (570,468)      1,272,067
       Accounts and notes receivable,
         advance payments                                           6,800,004      (8,114,192)
       Inventories                                                 (2,882,650)       (423,884)
     Increase (decrease) in:
       Accounts and notes payable, accrued
         expenses, customer deposits
         and other payables                                         7,943,244      (9,694,814)
       Accrued pension costs                                          922,322         755,692
       Increase(decrease)liability related
         to acquisition of joint venture assets                            --              --
       Taxes payable                                               (2,505,976)      3,660,139
       Long-term liabilities                                               --         196,547
       Net cash provided by (used in) operating activities
         from discontinued operations (See Notes 19)               (1,354,506)      2,364,436
                                                                  -----------     -----------
Net cash provided by (used in)
  operating activities                                             21,365,367       3,925,587
                                                                  -----------     -----------

Cash flows from investing activities:
  (Increase) Decrease in other receivables                            316,185      (1,211,794)
  Cash paid to acquire property, plant and equipment              (17,811,256)     (6,534,519)
  Cash paid to acquire intangible assets                             (230,448)       (328,228)
  Increase (decrease) in long-term investments                       (626,506)      1,189,157
  Net Cash provided by (used in) investing activities
    from discontinued operations (See Notes 19)                       121,769      (2,312,422)

                                                                  -----------     -----------
Net cash provided by (used in)
   investing activities                                           (18,230,256)     (9,197,806)
                                                                  -----------     -----------
Cash Flows from financing activities:
  Proceeds from bank loans, net                                     3,975,904       6,101,410
  Dividends paid to be the minority interest holders of
    Joint-venture companies                                        (4,469,379)     (2,646,632)
  Increase (decrease) in amounts due to
    shareholders/directors                                         (4,639,687)      6,770,887
  Contributions to capital by minority interest holders             1,251,085         159,000
  Net cash provided by financing activities
    from discontinued operations (See Notes 19)                     1,180,723              --
                                                                  -----------     -----------

Net cash provided by (used in)
  financing activities                                       (2,701,354)      10,384,665
                                                           ------------     ------------

Cash and cash equivalents from continued operations:
  Net increase                                                  485,771        5,060,432
Cash and cash equivalents from discontinued operations:
  Net increase(decrease)                                        (52,014)          52,014
  At beginning of year                                       10,678,868               --
  Adjustment as a result of change
    to consolidation accounting
    from equity accounting
    effective January 1, 2003                                        --        5,618,436
                                                           ------------     ------------
At end of year                                             $ 11,164,639     $ 10,678,868
                                                           ============     ============

                  (continued)
         China Automotive Systems, Inc. and Subsidiaries
        Consolidated Statements of Cash Flows (continued)
           Years Ended December 31, 2004 and 2003

                                                    2004             2003
                                                 -----------     -----------
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:

Cash paid for interest                           $   641,277     $   399,610
                                                 ===========     ===========

Cash paid for income taxes                       $ 1,676,290     $ 3,591,925
                                                 ===========     ===========

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

Cancellation of dividends
  previously declared                            $        --     $17,167,000


Shares of common stock
  retained by public
  shareholders in March
  2003 recapitalization                $        --     $       110

Exercise of warrants on
  a cashless basis                     $        --     $        51

Dividends declared                     $        --     $(2,295,394)

Advances from shareholders in
  connection with dividends
  declared                             $        --     $ 2,295,394

Deemed distribution to shareholders    $  (831,837)    $  (279,863)

Stock-based compensation               $    55,125     $ 1,300,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

         China Automotive Systems, Inc. and Subsidiaries
          Notes to Consolidated Financial Statements
           Years Ended December 31, 2004 and 2003

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

In exchange for the acquisition of 100% of the shareholder interest in Great Genesis, the shareholders of Great Genesis were issued 20,914,250 shares of common stock of Visions. In addition, the shareholders of Great Genesis paid $250,000 and $70,000 to the former officer, director and controlling shareholder of Visions for the cancellation of 17,424,750 shares of common stock in 2003 and 2004, respectively, total amount of $320,000.

The acquisition of Great Genesis by the Company was accounted for as a recapitalization of Great Genesis, pursuant to which the accounting basis of Great Genesis continued unchanged subsequent to the transaction date. Accordingly, the pre-transaction financial statements of Great Genesis are the historical financial statements of the Company.

Ji Long owns the following aggregate net interests in four Sino-foreign joint Ventures( Jingzhou was sold in August 2004) organized in the PRC as of December 31, 2004. The Company accounted for its interests in these joint ventures in 2004 and 2003 as described in Note 2.

                                              Percentage Interest
                                              -------------------
Name of Entity                                2004          2003
--------------                                -----         -----
Jingzhou Henglong Automotive Parts
 Co. Limited ("Henglong")                     44.5%         42.0%

Shashi Jiulong Power Steering Co.
 Limited ("Jiulong")                          81.0%         81.0%

Shenyang Jinbei Henglong Automotive
 Steering System Co. Limited ("Shenyang")     70.0%         55.0%

Zhejiang Henglong & Vie Pump-Manu Co.
 Limited ("Zhejiang")                         51.0%         51.0%

Jingzhou Henglong Fulida Textile Co., Ltd.
 ("Jingzhou")                                   --          51.0%

      As of December 31, 2003, the Company has owned 55% of Shenyang. On April 8, 2004, the board of directors approved an increase in Shenyang's registered capital and total capital from $5,421,687 (RMB45,000,000) to $8,132,530
(RMB67,500,000); the Chinese investor was changed from Shenyang Jinbei Automotive Industry Co., Ltd. to Shenyang Jinbei Automotive Company Limited. The shareholder transfer and capital increase, along with the newly signed Joint Venture Agreement and Articles of Incorporation, have been approved by the applicable PRC authorities. Accordingly, Shenyang's registered capital is now $8,132,530 (RMB67,500,000), including $5,692,771 (RMB47,250,000) from the
Company, which is 70% of the total registered capital, and $2,439,759 (RMB20,250,000) from Shenyang Jinbei Automotive Company Limited, which is 30% of the total registered capital. The increase in capital of $2,710,843 (RMB22,500,000) has been injected into Shenyang.

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

     The divested non-core business of Jingzhou has been treated as a discontinued operation under SFAS No. 144. Jingzhou's results of operation and related charges have been reclassified as discontinued operations in the Company's consolidated statements of operations. The prior financial statements have restated to reflect the discontinued operation of Jingzhou for the periods. See accompanying Notes 19 to consolidated financial statements.

      Henglong and Jiulong are mainly engaged in the production of rack and pinion power steering gears and integral ball and nut power steering gears for cars, light and heavy-duty vehicles. Shenyang and Zhejiang were established in 2002 and are focused on power steering parts and power steering pumps. The Company has long-term contracts with more than fifty vehicle manufacturers, including two of the largest automobile manufacturers in China, First Auto Group, with 1,007,471 in annual sales volume, and Dongfeng Auto Company, with 523,309 of annual sales volume in 2004. The Company also has long-term contracts with the largest van manufacturer in China, Shenyang Brilliance Jinbei Co., Ltd., which has approximately 99,572 in annual sales volume. The Company also has long-term contracts with two other smaller car manufacturers, Cherry Automobile

Co., Ltd and Geely Automobile Co., Ltd.

2.    Basis of Presentation

Basis of Presentation - For the year ended December 31, 2004 and 2003, the accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The subsidiaries include four Sino-foreign joint ventures mentioned in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

During early 2003, the Directors of the Company and the other joint venture partners in the Company's Sino-foreign joint ventures executed "Act in Concert" agreements, resulting in the Company having voting control in such Sino-foreign joint ventures. Consequently, effective January 1, 2003, the Company changed from equity accounting to consolidation accounting for its investments in Sino-foreign joint ventures for the year ended December 31, 2003. Prior to January 1, 2003, the Company used the equity method pursuant to Emerging Issues Task Force Issue No. 96-16, which states that if a minority joint venture partner has the right to participate in management, the majority joint venture partner is required to account for its interest in the joint venture under the equity method of accounting as described as follows:

Jingzhou was formed in February 2003, with 51% owned by Jilong and 49% owned by Cixi City Fulida Synthetic Fibre Co., Ltd. ("Cixi"). The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of which (57%) are appointed by the Company and three of which (43%) are appointed by Cixi. Pursuant to the Joint Venture Agreement, unanimous approval of the Board of Directors is required for any decisions concerning issues such as amendments to the articles of incorporation, termination or dissolution of the joint venture, increase or decrease in registered capital, guaranties, share transfers, mergers and consolidations, and formation of a subsidiary. As for other operating matters, approval of more than two-thirds of the members of the Board of Directors (67%) is required. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by Cixi. Jingzhou's business have been divested since August 31, 2004.

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

As a result of the foregoing board structures and the divestiture of Jingzhou, each of the minority partners of Zhejiang, Jingzhou, Henlong, Jiulong and Shenyang had the right to approve major operating decisions of their respective joint ventures because the Company's representatives on the Boards of Directors of the joint ventures did not account for the requisite 67% of voting control required to approve various operating matters, which allowed the minority partners to participate in the operations of the management of the respective joint ventures. As such, the Company accounted for its interest in these joint ventures under the equity method before January 1, 2003 pursuant to EITF 96-16.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates primarily relate to the realizable value of accounts receivable and inventories, useful lives of plant and equipment, and warranty liabilities. Actual results could differ from those estimates.

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

Inventories - Inventories are stated at the lower of cost and net realizable value. Cost is calculated on the moving-average basis and includes all costs to acquire and other costs incurred in bring the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed moving-average cost if it exceeds the net realizable value.

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

Property and Equipment - Property and equipment are stated at cost. Major renewals and improvements are capitalized; minor replacements and maintenance and repairs are charged to operations. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets as follows:

            Category                       Estimated Useful Life (Years)
------------------------------             -----------------------------
Land use rights and buildings:
 Land use rights                                       45
 Buildings                                             25
Machinery and equipment                                 6
Electronic equipment                                    4
Motor vehicles                                          6

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

In January 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". The Company did not have any goodwill at December 31, 2004 or 2003.

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

Income Per Share - Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock warrants and options. Income per common share calculations for the years ended December 31, 2003 reflect the retroactive restatement of the shareholders' equity section to reflect the March 2003 recapitalization. In 2004, the Company had potential diluted shares due to issuance of 22,500 common stock options to three independent directors at $4.50 par share.

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

The Company's only component of other comprehensive income (loss) is foreign currency translation gain of $7,210 for the year ended December 31, 2004. This amount has been recorded as a separate component of stockholders' equity.

Fair Value of Financial Instruments - The Company believes that the carrying value of the its cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities as of December 31, 2004 approximates their respective fair values due to the short-term nature of those instruments.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4." This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this accounting principle is not expected to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment (Revised
2004)." This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company's equity instruments or liabilities that are based on the fair value of the company's equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using the intrinsic value method and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after June 15, 2005. The Company has yet to determine a transition method to adopt SFAS 123R or which valuation method to use. The full impact that the adoption of this statement will have on the Company's financial statements will be determined by share-based payments granted in future periods, the transition method and valuation model used.

In December 2004, the FASB issued FASB Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("FAS 153"). FAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of FAS 153 is not expected to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement
109. Pursuant to the AJCA, the Company do not have any operating activities so far. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2004, the FASB issued Emerging Issues Task Force Issue No. 02-14 ("EITF 02-14"), "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. We do not expect the adoption of EITF 02-14 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2004, the FASB issued EITF Issue No. 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see Note 4). We will evaluate the impact of EITF 03-1 once final guidance is issued.

5.    Accounts Receivable from continued operations

The Company's accounts receivable from continued operations at December 31, 2004 and 2003 are summarized as follows:

                                     2004            2003
Accounts receivable             $  28,440,608    $  19,725,237
Bills receivable                   12,136,985       21,699,968
Less: allowance for doubtful
  accounts                         (2,944,990)      (2,757,374)
                                -------------     ------------
                                $  37,632,603    $  38,667,831
                                =============    =============

Bills receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The activity in the Company's allowance for doubtful accounts during the year ended December 31, 2004 and 2003 were summarized as follows:

                                     2004            2003
Balance at beginning of year    $   2,757,374    $   1,979,533
Add: amounts provided during
  the year                            187,616          777,841
Less: amounts written off
  during the year                          --               --
                                -------------    -------------
Balance at end of year          $   2,944,990    $   2,757,374
                                =============    =============

6. Other Receivables from continued operations

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. At December 31, 2004, other receivables totaled $2,044,086 including $974,815 to related parties, net of an allowance for doubtful accounts of $930,425. During the year ended December 31, 2004, the allowance for doubtful accounts included $472,843 made to an investee of Jiulong.

At December 31, 2003, other receivables totaled $2,309,205 including $1,472,758 to related parties, net of an allowance for doubtful accounts of $1,053,047. During the year ended December 31, 2003, the allowance for doubtful accounts included $771,084 made to an investee of Joulong.

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

At December 31, 2004, Jiulong had an accounts receivable balance from JL Material of $472,843, as compared with $1,003,987 at December 31, 2003. Since JL Material was experiencing financial difficulties, the Company believed there would be an uncollectible amount of $472,843 at December 31, 2004, and accordingly, recorded an increase to its allowance for doubtful accounts by that amount. The Company terminated the agreement with JL Material during 2003.

With the exception of the receivable from JL Material, the Company believes that all other receivables are collectible, as the related parties are in good financial conditions and are paying their payables to Company pursuant to the terms of their respective contracts.

7. Inventories from continued operations

Inventories from continued operations at December 31, 2004 and 2003 are summarized as follows:

                                2004           2003
Raw materials                $ 3,868,859   $  3,452,120
Work in process                2,049,963      2,056,117
Finished goods                 6,817,372      4,429,016
                             -----------   ------------

                              12,736,194      9,937,253
Less: provision for loss        (228,284)      (311,993)
                             -----------   ------------
                             $12,507,910   $  9,625,260
                             ===========   ============

8. Property, Plant and Equipment from continued operations

Property, plant and equipment at December 31, 2004 and 2003 are summarized as follows:

                                     2004           2003
Land use rights and buildings     $13,232,650   $  3,937,011
Machinery and equipment            20,425,269     15,913,409
Electronic equipment                1,694,587      1,227,039
Motor vehicles                      2,083,578      1,253,718
Construction in progress            6,116,641      3,410,292
                                  -----------   ------------
                                   43,552,725     25,741,469
Less: Accumulated depreciation     (7,609,101)    (5,625,114)
                                  -----------   ------------
                                  $35,943,624   $ 20,116,355
Add: Discontinued property
     Plant and equipment                   --      2,233,701
                                  -----------   ------------
                                  $35,943,624   $ 22,350,056
                                  ===========   ============

9. Intangible Assets from continued operations

The activity in the Company's intangible asset account during the year ended December 31, 2004 and 2003 is summarized as follows:

                                        2004          2003
Balance at beginning of year,        $  218,639    $   38,831

Add: Additions during the year -
   Management software license          158,159        10,271
   Mapping design software license       72,289       180,000
                                     ----------    ----------
                                        449,087       229,102
Less: Amortization for the year         (56,535)      (10,463)
                                     ----------    ----------
Balance at end of year               $  392,552    $  218,639
                                     ==========    ==========

10. Accounts Payable from continued operations

Accounts payable from continued operations at December 31, 2004 and 2003 are summarized as follows:

                         2004             2003
Accounts payable     $  15,358,250    $  14,653,753
Notes payable           13,160,470        8,275,191
                     -------------    -------------
                     $  28,518,720    $  22,928,944
                     =============    =============

Bills payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits, notes receivable and certain plant and machinery to secure trade financing granted by banks.

In 2004, Henglong and Jiulong, two Sino-foreign joint-ventures of the Company wrote off accounts payable of $680,980 from fifty suppliers, which have not required to pay back in a long term (over three years). The Company has received confirmations from related suppliers and authorities. The write off of accounts payables were shown as the decrease in liability to suppliers in the Balance Sheets as of December 31, 2004. Should any supplier requires payments in the future, the Company will record the payment as expense in that period.

11. Bank Loans from continued operations

At December 31, 2004, the Company through its Sino-foreign joint ventures, had fixed-rate short-term bank loans outstanding of $13,614,458. The weighted average interest rate for the year ended December 31, 2004 was 4.98% per annum. Jiulong, one of the Company's joint ventures, has provided Henglong, another of the Company's joint ventures, with loan guarantees covering bank loans of $3,012,000. Henglong has provided Jiulong with loan guarantees covering bank loans of $6,627,000. The remaining balance of the bank loan of $3,976,000 was mortgaged with some of the plant and equipment of the Company.

At December 31, 2003, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans outstanding of $9,638,554. The weighted average interest rate for the year ended December 31, 2003 was 4.66% per annum. Jiulong, one of the Company's joint ventures, has provided Henglong, another of the Company's joint ventures, with loan guarantees covering bank loans of $4,819,000. Henglong has provided Jiulong with loan guarantees covering bank loans of $3,012,000. Great Genesis has provided Henglong with loan guarantees covering bank loans of $602,000. The remaining balance of the loans of $1,205,000 is unsecured.

12. Amounts Due From and Due to Shareholders/Directors from continued operations

The activity in the amounts due to (due from) shareholders/directors during the years ended December 31, 2004 and 2003 is summarized as follows:

Balance, December 31, 2002             $  13,330,000
Dividends declared                         2,295,394
Advances from shareholders                 6,770,887
Cancellation of dividends previously
 declared                                (17,167,000)
                                       -------------
Balance, December 31, 2003                 5,229,281
Advances from shareholders                10,531,918
Return to shareholders                   (15,171,605)
                                       -------------
Balance, December 31, 2004             $     589,594
                                       =============

At December 31, 2004 and 2003, the amounts due to shareholders/directors were unsecured, interest free and repayable on demand.

13. Minority interests' Equity from continued operations

The activities in respect of the amounts of the minority interests' equity during the year ended December 31, 2004 are summarized as follows:

Balance, December 31, 2003               $ 18,686,712
Contribution by minority shareholders       1,251,085
Minority interests' income                  4,182,454
Others                                         30,103
dividends declared to the minority
 interest holders of Joint-venture
 companies                                 (5,256,700)
Appropriations of employee welfare
 and bonus fund                              (386,196)
Exchange of equity interest in
 Jingzhou for Henglong                       (935,620)
                                         ------------
Balance, December 31, 2004               $ 17,571,838
                                         ============

14. Stockholders' Equity from continued operations

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

In July 2004, the Company adopted a stock incentive plan. The stock incentive plan provides for the issuance, to the Company's officers, directors, management and employees, of options to purchase shares of the Company's common stock. On July 21, 2004, the Company issued options to purchase 7,500 shares of common stock to each of its three independent directors. Such stock options vest immediately upon grant and are exercisable at $4.50 per share over a period of two years. The exercise price represents a 11.11% premium from the fair market value as based upon the grant date the stock options.

15. Additional paid-in capital from continued operations

At December 31, 2004, the Company had $18,003,168 additional paid-in capital, as compared to $18,779,880 at December 31, 2003, a decrease of $776,712. An increase of $55,125 was related to the above mentioned granted options to three independent directors. The Company calculated pursuant to the Black-Scholes option-pricing model and debited in operating expenses, credited in additional paid-in capital. A decrease of $831,837 was due to the exchange 51% of Jingzhou equity for 2.5% of Henglong equity based on Equity Exchange Agreement as mentioned in Note 1. The excess paid by Company for the Chairman investment had been debited in additional paid-in capital, which was deemed to be distribution to the Chairman.

16. Non-operating Income from continued operations

      In 2004, Company recorded $1,651,560 non-operating income, in which $699,107 was net income from selling materials, $175,959 was subsidies from government, $95,514 was net income from the disposal of the equipments and $680,980 was income from write off of accounts payable of suppliers.

      In 2004, two Sino-foreign joint-ventures of the Company, Henglong and Jiulong, wrote off accounts payable of $680,980 as mentioned in Note 11. Related net non-operating income after deducting income tax was $579,550, which was shown in the statements of operations of 2004. Net non-operating income (net of the allocation to minority interests) would be decreased by $382,364 or $0.02 per share, if there were no such non-operating income item.

17. Distribution of Profits from continued operations

Pursuant to the relevant laws and regulations of Sino-foreign joint venture enterprises, the profits of the Company's Sino-foreign subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries paid all the relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to reserve funds, as determined at the discretion of the board of directors in accordance with the PRC accounting standards and regulations.

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Company's Sino-foreign joint ventures are required to make annual appropriations to two reserve funds, consisting of the statutory surplus and collective welfare funds. In accordance with the relevant PRC regulations and the articles of association of the respective companies, the companies are required to allocate a certain percentage of their profits after taxation, as determined in accordance with the PRC accounting standards applicable to the companies, to the statutory surplus reserve until such reserve reaches 50% of the registered capital of the companies. Based on the business licenses of the Sino-foreign joint ventures, the registered capital of Henglong, Jiulong, Shenyang and Zhejiang are $9,000,000, RMB19,800,000, RMB67,500,000, and
$7,000,000, respectively.

The Company's Sino-foreign joint ventures are also required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, The percentage of annual appropriations of these funds are stipulated in the joint venture agreement. The employee welfare and incentive fund is charged to the statement of operations. The accrual of such fund of $633,972 was recorded in general and administrative expenses during 2004. The other appropriations are not available for distribution as dividends to the joint venture partners of the companies. Appropriation of these funds of $595,332 was made during 2004. Under the joint venture agreements, the boards of directors determine the percentages of these appropriations with regard to the economic situation of each company.

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

18. Income Taxes from continued operations

The Company's subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign invested enterprises. Two of the Company's subsidiaries, Henglong and Jiulong, were subject to a tax rate of 15% during 2004 and 2003. Shenyang is entitled to and was rectified for a two-year tax holiday commencing with its first profit-making year of 2003. Hence Shenyang was tax exempted in 2003 and 2004. The tax rate for the Company's other subsidiary, Zhejiang, has not been ratified, but in accordance with the relevant income tax laws for Sino-foreign joint ventures, Zhejiang is also entitled to a two-year tax holiday commencing with its first profit-making year of 2004.

Had these tax holidays and concessions not been available, income tax expense (net of the allocation to minority interests) would have been increased by approximately $1,382,000 or $0.06 per share for the year ended December 31, 2003, and $1,899,272 or $0.08 per share for 2004.

No provision for Hong Kong profits tax has been made as Ji Long and Great Genesis are investment holding companies and did not have any assessable profits in Hong Kong in 2003 and 2004.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for the year ended December 31, 2004 and 2003 are as follows:

Statutory tax rate                  33%
Tax holidays and concessions       (18)
                                   ---
Effective tax rate                  15%
                                   ===

Chinese government encourages enterprises to purchase domestic equipment by refunding part of income tax payment at 40% of the total amount of qualified purchases. During the year ended December 31, 2004 and 2003, two of the Company's Sino-foreign joint ventures, Henglong and Jiulong, received an income tax refund of $901,600 and $521,000 respectively, which have been reflected as a reduction to income tax expense in the accompanying consolidated statements of operations. Had these tax holidays and concessions not been available, income tax expense (net of the allocation to minority interests) would have been increased by approximately $585,091 or $0.03 per share and $301,181 or $0.01 per share for the year ended December 31, 2004 and 2003 respectively.

19. Discontinued operations

      Effective August 31, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into an equity exchange agreement (the "Exchange Agreement") with Hubei Wanlong Investment Co., Ltd ("Hubei Wanlong"), which is controlled by Mr. Chen Hanlin, the Chairman of the Company. Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of Hubei Wanlong's equity interests in Henglong based on their respective fair market values as determined by an independent appraisal firm. Accordingly, effective August 31, 2004, the Company did not own Jingzhou's equity.

      The disposal of Jingzhou was accounted for as discontinued operations according as SFAS No. 144. The operating results and related costs and expense of Jingzhou have shown as discontinued operations in the consolidated Statements of operations. Financial statements of prior period are also changed to reflect the discontinued operation of Jingzhou. There is no taxes accrued from discontinued operating loss. The financial position and operating results are summarized as follows:

1. Assets and liabilities of discontinued operations as of December 31, 2003.

                   Item                        December 31, 2003
ASSETS
Current assets:
  Cash and cash equivalents                       $    52,014
  Accounts and notes receivable                        12,180
  Advance payments                                    331,825
  Inventories                                         604,162
                                                  -----------
Total current assets                                1,000,181
                                                  -----------

Property, plant and equipment                       2,308,610
Less: Accumulated depreciation                        (74,909)
                                                    2,233,701
                                                  -----------
Other receivable                                        3,812
                                                  -----------
Total assets                                        3,237,694
                                                  ===========
Current liabilities:
  Bank loans                                               --
  Accounts and notes payable                           88,277
  Customer deposits                                   255,044
  Accrued payroll and related costs                     5,387
  Accrued expenses and other payables                 781,344
  Liability related to acquisition of
   joint venture assets                             1,204,819
  Taxes payable                                       (51,919)
                                                  -----------
Total current liabilities                         $ 2,282,952
                                                  -----------
Net assets                                        $   954,742
                                                  ===========

 The consolidated balance sheet of the Company for the year ended December 31, 2004 excludes assets and liabilities of Jingzhou, since the Company did not own Jingzhou effective August 31, 2004. The Company have restated the Consolidated balance sheet of 2003 on December 31, 2004. The current assets of Jingzhou have shown as current assets from discontinued operations, such as $1,000,181 in above schedule. Current liabilities of Jingzhou are shown as current liabilities from discontinued operations. Property, plant and equipment of Jingzhou are shown as property, plant and equipment from discontinued operation. The other assets except current assets and property, plant and equipments have been shown as other assets from discontinued operations.

2. Statements of operation from discontinued operations for 2004 and 2003:

                   Item                             2004                 2003
Net sales                                       $ 2,746,389           $ 1,702,306
Cost of sales                                     2,679,008             1,764,293
                                                -----------           -----------
  Gross profit                                       67,381               (61,987)
                                                -----------           -----------

Costs and expenses:
  Selling                                            11,595                13,849
  General and administrative                         80,696               118,749
  Depreciation and amortization                      19,042                45,569
                                                -----------           -----------
  Total costs and expenses                          111,333               178,167
                                                -----------           -----------

Income (loss) from operations                       (43,952)             (240,154)
                                                -----------           -----------
Other income (expenses):
  Other non-operating income                         18,605                 1,464
  Financial expenses                                (16,989)              (11,387)
                                                -----------           -----------
  Other  income (loss), net                           1,616                (9,923)
                                                -----------           -----------
(Loss) before income taxes                          (42,336)             (250,077)
Income taxes                                             --                    --
                                                -----------           -----------
(Loss) before minority interest                     (42,336)             (250,077)
Minority interest (loss) from discontinued
operation                                           (20,745)             (122,538)
                                                -----------           -----------
Net (loss) from discontinued operations         $   (21,591)          $  (127,539)
                                                ===========           ===========

The consolidated statements of operations included results of discontinued operations, but reclassified for 2004 and 2003. The net loss of discontinued operations of $(21,591) and $(127,539) in 2004 and 2003, respectively have been reclassified as net loss from discontinued operations.

3. Statement of Cash Flows from discontinued operations for 2004 and 2003:

                                Item                                              2004               2003
Cash flows from operating activities:
Net loss from discontinued operations                                         $    (21,591)      $   (127,539)
Adjustments required to reconcile income from discontinued
  operations to net cash provided by operating
  activities
    Minority interests                                                             (20,745)          (122,538)
    Depreciation and amortization                                                   83,537             74,909
    Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts and notes receivable and
           advance payments                                                        344,005           (344,005)
         Inventories                                                               317,306           (604,162)
      Increase (decrease) in:
         Accounts and notes payable, accrued expenses
           and other payables and customer deposits                               (912,507)         2,334,871
         Increase(decrease) in liabilities related to
           acquisition of joint venture assets                                  (1,204,819)         1,204,819
         Taxes payable                                                              60,308            (51,919)
                                                                              ------------       ------------
Net cash provided by(used in)operating activities                               (1,354,506)         2,364,436
                                                                              ------------       ------------

Cash flow from investing activities:
 (Increase)decrease in other receivables                                          (300,750)            (3,812)
  Received(paid) cash for disposal fixed assets                                     35,412         (2,308,610)
  Received(paid)cash from investing activities                                     387,107                 --
                                                                              ------------       ------------
Net cash provided by(used in)investing activities                                  121,769         (2,312,422)
                                                                              ------------       ------------

Cash flows from financing activities:
  Increase(decrease)proceeds from bank loans                                       602,410                 --
  Contributions to capital by minority interest holders                            578,313                 --
                                                                              ------------       ------------
Net cash used in financing activities                                            1,180,723                 --
                                                                              ------------       ------------

Cash and cash equivalents from discontinued operations:
  Net increase(decrease)                                                           (52,014)            52,014
  At beginning of period                                                            52,014                 --
                                                                              ------------       ------------
At end of period                                                              $         --       $     52,014
                                                                              ============       ============

 The Statements of Cash Flows included cash flows from discontinued operations reclassified for 2003. In the consolidated statements of cash flows, cash flows from discontinued operations in 2004 and 2003 have been classified as net cash flows provided by (used in) operation activities from discontinued operations of $(1,354,506) and $2,364,436; net cash provided by (used in) investing activities from discontinued operations of $121,769 and $(2,312,422); net cash provided by (used in) financing activities from discontinued operations of $1,180,723 and $0, respectively.

20. Significant Concentrations

The Company grants credit to its customers, generally on an open account basis. The Company's customers are all located in the PRC.

In 2004, the Company's ten largest customers accounted for 73.1% of the Company's consolidated sales, with three customers accounting for in excess of 10% of consolidated sales, with 19.2%, 16.2% and 10.9% of consolidated sales, or an aggregate of 46.3% of consolidated sales.

In 2003, the Company's ten largest customers accounted for 73.2% of the Company's consolidated sales, with three customers accounting for in excess of 10% of consolidated sales, with 25.0%, 11.1% and 10.5% of consolidated sales, or an aggregate of 46.6% of consolidated sales.

At December 31, 2004 and 2003, approximately 38.7% and 34% of accounts receivable were from trade transactions with the aforementioned three customers.

21. Related Party Transactions

Effective August 2, 2003, the Company entered into a five-year License and Technical Assistance Agreement (the "Agreement") with Sino-American, Inc.

("Sino-American"), a United States company controlled by the Company's Chairman and controlling shareholder. The Agreement provided for total payments of $6,000,000 to enable Sino-American to purchase technical assistance and equipment for use in the Company's business operations in China. During November 2003, $2,000,000 was paid by the Company to Sino-American, which has been classified as advance payments in the consolidated balance sheet at December 31, 2004 and 2003, net of amounts expended through such date.

This agreement also allowed the Company to transfer funds from China to the United States to fund normal corporate general and administrative expenses.

Through December 31, 2004, Sino-American had paid, on behalf of or for the benefit of the Company, a total of $1,931,105, including $250,000 for an initial investment in an unrelated joint venture; $255,000 for equipment and $180,000 for software to unrelated third parties, $250,000 to the Company's Chairman and controlling shareholder as reimbursement for costs incurred by him related to the March 2003 recapitalization, and $996,105 for selling, general and administrative expenses for the benefit of or on behalf of the Company. As this Agreement was terminated effective April 1, 2004, it is expected that any funds not expended will be repaid to the Company by May 1, 2004.

Effective October 23, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into an equity exchange agreement (the "Exchange Agreement") with Hubei Wanlong Investment Co., Ltd ("Hubei Wanlong"), which is controlled by Mr. Chen Hanlin, the Chairman of the Company. Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of Hubei Wanlong's equity interests in Henglong based on their respective fair market values as determined by an independent appraisal firm. The difference between the fair value and the book value resulting from the disposition of the joint venture interest in Jingzhou was debited to additional paid-in capital. With respect to consideration paid by the Company in excess of the Chairman's basis in his investment, such excess has been charged to additional paid-in capital as a distribution to the Chairman, resulting in the acquired 2.5% equity interests in Henglong being recorded by the Company at the Chairman's original cost basis. The Company paid approximately $90,000 to Hubei Wanlong in conjunction with this transaction.

During year ended December 31, 2004 and 2003, the joint ventures entered into related party transactions with companies with common directors as shown below:

                     2004          2003
Sales
- received        $  699,903    $ 2,020,650
- receivable         982,722      1,248,328

Purchases
- paid            $1,180,425    $   931,808
- payable            522,754      1,175,006

These transactions were consummated under similar terms as those with the Company's customers and suppliers.

22. Commitments and Contingencies

Legal Proceedings - The Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The Company has the following material contractual obligations and capital expenditure commitments:

Date                    Parties involved         Description of Commitments and Contingencies
----------------   ---------------------------   --------------------------------------------
October 30, 2001           Henglong              Ten year license agreement for the design of
                              &                  power steering systems.
                   Bishop Steering Technology
                     Limited ("Bishop"), an      Henglong is obligated to pay Bishop a
                       Australian company        technical assistance fee of approximately
                                                 $200,000 per year during the first two
                                                 years and $110,000 per year during the
                                                 remaining eight years of the agreement.

March 2003                 Henglong              Purchase and construction agreement to
                              &                  design and construct a software research and
                     Wuhan Huazhong Shuguang     development facility.
                     Software Park Co., Ltd.
                                                 Total value $4,820,000.

                                                 The Company paid $2,421,300 during 2003.
                                                 The Company will pay an additional
                                                 $952,900 during 2004 and pay off the
                                                 remaining $1,445,800 after it receives a
                                                 license for the right to use the land and
                                                 a building property certificate. During
                                                 the year ended December 31, 2004, the
                                                 company has paid $3,164,241 based on the
                                                 construction progress, and $1,655,759
                                                 remains outstanding.

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

October 2003               Henglong              Invest $10,000,000 to develop an industrial
                              &                  enterprise to carry out automobile component
                   Wuhu Science and Technology   projects related to power steering systems.
                               Zone              The agreement does not specify a time limit.
                                                 The Company plans to invest in phases over
                                                 a five year period. The Company plans to
                                                 invest approximately $870,000 in the first
                                                 phase to acquire land use rights. The
                                                 Company advanced approximately $435,000
                                                 during 2003 pursuant to the agreement
                                                 under the first phase. The second phase of
                                                 investment was delayed because the local
                                                 Government did not complete its water
                                                 and electricity supply system on time.
                                                 This new plant is expected to service a
                                                 large vehicle manufacturer in Wuhu at
                                                 reduced transportation and storage costs.

October 5, 2003            Henglong              Letter of intent for a joint venture to
                              &                  develop a sensor production facility.
                     Advanced Custom Sensors,
                                                 Henglong will be responsible for initial
                                                 loans and payments of $500,000, payable in
                                                 two installments of $250,000, to be used
                                                 for the development of related products,
                                                 the training of personnel, and other
                                                 operating costs. The first payment of
                                                 $250,000 was made on February 12, 2004.
                                                 The Company paid $45,000 on August 31,
                                                 2004 based on the development progress.
                                                 The company expects to pay the remaining
                                                 $205,000 during 2005.

March to December,     Henglong & some           Have entered into some equipment purchase contracts with a
2004                equipment manufacturers      total value of approximately $4,720,000. Henglong has
                                                 paid $1,740,000 during 2004, and will
                                                 pay off the remaining $2,980,000 during 2005

March to December     Jiulong & some             Have entered into some equipment purchase contracts with a
2004                equipment manufacturers      total value of approximately $2,750,000. Jiulong has
                                                 paid $1,020,000 during 2004, and will
                                                 pay off the remaining $1,730,000 during 2005

23. Information with Respect to the Company's Sino-Foreign Joint Ventures.

As of December 31, 2003 and 2004, the condensed balance sheets for continued operations of the Company's Sino-foreign joint ventures, which excluding assets, liability and shareholders' equity of the corporate were as follows,:

                                  Henglong                   Jiulong                   Shenyang
                                  --------                   -------                   --------
                             2004          2003          2004         2003          2004          2003
                         -----------   -----------   -----------  -----------  ------------   ----------
Current assets           $31,288,596   $35,336,427   $30,491,838  $26,575,218  $ 10,141,350   $6,716,225
Non-current assets        22,674,199    11,633,355     5,051,405    1,528,072     3,586,772    3,294,543
                         -----------   -----------   -----------  -----------  ------------  -----------
Total assets              53,962,795    46,969,782    35,543,243   28,103,290    13,728,122   10,010,768
                         ===========   ===========   ===========  ===========  ============  ===========
Current liabilities       38,315,831    28,831,634    22,336,677   16,888,077     5,570,048    2,761,733
Non-current liabilities      192,459       192,459            --           --         3,920        4,089
Shareholders' equity      15,454,505    17,945,689    13,206,566   11,215,213     8,154,154    7,244,946
                         -----------   -----------   -----------  -----------  ------------  -----------

Total liabilities and
  shareholders' equity   $53,962,795   $46,969,782   $35,543,243  $28,103,290  $ 13,728,122  $10,010,768
                         ===========   ===========   ===========  ===========  ============  ===========

                                 Zhejiang                       Total
                                 --------                       -----
                             2004         2003             2004         2003
                          ----------   ----------      ------------  -----------
Current assets            $5,205,019   $3,358,264      $ 77,126,803  $71,986,134
Non-current assets         4,520,360    3,251,814        35,832,736   19,707,784
                          ----------   ----------      ------------  -----------
Total assets               9,725,379    6,610,078       112,959,539   91,693,918
                          ==========   ==========      ============  ===========
Current liabilities        1,810,811    1,877,718        68,033,367   50,359,162
Non-current liabilities           --           --           196,379      196,548
Shareholders' equity       7,914,568    4,732,360        44,729,793   41,138,208
                          ----------   ----------      ------------  -----------

Total liabilities and
  shareholders' equity    $9,725,379   $6,610,078      $112,959,539  $91,693,918
                          ==========   ==========      ============  ===========

For the years ended December 31, 2004 and 2003, the condensed statements of operations from continued operations of the Company's Sino-foreign joint ventures are as below. The condensed statements of operations excludes corporate general and administrative expense of $1,108,481, stock-based compensation of $1,300,000, and non-operating income of $105,151 in 2003; excludes corporate general and administrative expense of $823,852, Depreciation and amortization of $78,500 , stock-based compensation of $55,125, financial costs of $(4,620)and non-operating income of $12,806 in 2004.

                                    Henglong                      Jiulong                       Shenyang
                          ----------------------------   ---------------------------  -----------------------------
                              2004            2003           2004           2003           2004            2003
                          ------------    ------------   ------------  -------------  --------------   ------------
Proportionate ownership
interest at end of year        44.5%            42%            81%            81%             70%            55%
Net sales                 $ 29,029,209    $ 33,929,946   $ 26,932,386  $  18,660,367  $   12,690,209   $ 13,173,434
Cost of goods sold          20,614,311      21,242,707     17,196,990      9,695,034       9,521,533      9,964,598
                          ------------    ------------   ------------  -------------  --------------   ------------
Gross profit                 8,414,898      12,687,239      9,735,396      8,965,333       3,168,676      3,208,836
Selling expenses             1,658,537       1,434,715      1,423,586      1,078,316         160,853         85,499
General and
  administrative expenses    2,990,779       2,724,473      1,725,512      2,764,807         626,464        646,879
R & D expenses               1,363,644         809,914        154,434        201,627              --             --

Depreciation
  and amortization             372,491         757,219        238,409        263,925          84,012        139,167
                          ------------    ------------   ------------  -------------  --------------   ------------
Income (loss) from
  operations                 2,029,447       6,960,918      6,193,455      4,656,658       2,297,347      2,337,290
Finance costs                  374,067         209,146        366,350        126,025           4,625         (1,667)
Other income
 (expense), net                866,935         228,587        710,101        139,989          67,210          9,553
                          ------------    ------------   ------------  -------------  --------------   ------------

                                   Zhejiang                      Elimination                           Total
                          --------------------------    ------------------------------       --------------------------
                              2004          2003            2004              2003              2004           2003
                          ------------   -----------    ------------      ------------       -----------   ------------
Proportionate ownership
interest at end of year         51%           51%
Net sales                 $  4,259,791   $ 1,678,018    $(14,725,750)     $(13,816,897)      $58,185,845   $ 53,624,868
Cost of goods sold           2,482,645     1,215,407     (14,773,127)      (13,481,838)       35,042,352     28,635,908
                          ------------   -----------    ------------      ------------       -----------   ------------
Gross profit                 1,777,146       462,611          47,377          (335,059)       23,143,493     24,988,960
Selling expenses               230,828       121,046              --                --         3,473,804      2,719,576
General and
  administrative expenses      318,660       359,116          (6,408)               --         5,655,007      6,495,275
R & D expenses                     434         5,490              --                --         1,518,512      1,017,031
Depreciation
  and amortization              74,597       161,290              --                --           769,509      1,321,601
                          ------------   -----------    ------------      ------------       -----------   ------------
Income (loss) from
  operations                 1,152,627      (184,331)         53,785          (335,059)       11,726,661     13,435,477
Finance costs                   (9,460)        1,081              --            (1,249)          735,582        333,336
Other income
 (expense), net                 20,120        49,303              --                --         1,664,366        427,432
                          ------------   -----------    ------------      ------------       -----------   ------------

Income (loss) before
  income taxes                     2,522,315       6,980,359      6,537,206      4,670,622       2,359,932      2,348,511
Income taxes                         (51,395)        777,485        669,795        973,455               -              -
                                ------------    ------------   ------------  -------------  --------------   ------------
Net income (loss)                  2,573,710       6,202,874      5,867,411      3,697,167       2,359,932      2,348,511
Minority interest                  1,523,326       3,597,666      1,230,314      1,006,117         849,162        939,405
                                ------------    ------------   ------------  -------------  --------------   ------------
Equity in income
  (loss) of joint ventures      $  1,050,384    $  2,605,208   $  4,637,097  $   2,691,050  $    1,510,770   $  1,409,106
                                ============    ============   ============  =============  ==============   ============

Income (loss) before
  income taxes                     1,182,207      (136,109)         53,785        (333,810)    12,655,445     13,529,573
Income taxes                               -             -               -               -        618,400      1,750,940
                                ------------   -----------    ------------    ------------    -----------   ------------
Net income (loss)                  1,182,207      (136,109)         53,785        (333,810)    12,037,045     11,778,633
Minority interest                    579,652       (66,693)              -               -      4,182,454      5,476,495
                                ------------   -----------    ------------    ------------    -----------   ------------
Equity in income
  (loss) of joint ventures      $    602,555   $   (69,416)   $     53,785    $   (333,810)   $ 7,854,591   $  6,302,138
                                ============   ===========    ============    ============    ===========   ============