Form 10KSB/A
period 2004-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2005-04-01
CIK 1157762

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO.1 TO
                                  FORM 10-KSB

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

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

     China Automotive Systems, Inc., (the "Company") is amending its Annual Report on Form 10-KSB to include the signature of Schwartz Levitsky Feldman LLP in its letter to the Company's Board of Directors and Stockholders. This signature was omitted from the Form 10-KSB of the Company filed on March 31, 2005 due to clerical error. The Company has made no other changes in this Amendment No. 1.

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

For the years ended December 31, 2004 and 2003, the condensed statements of operations of the Company's Sino-foreign joint ventures were as follows:

                                       Henglong                        Jiulong                        Shenyang
                                       --------                        -------                        --------
                                2004            2003            2004            2003            2004            2003
                           -------------   -------------   -------------   -------------   -------------   -------------
Proportionate ownership
interest at end of year             44.5%             42%             81%             81%             70%             55%

Net sales                  $  29,029,209   $  33,929,946   $  26,932,386   $  18,660,367   $  12,690,209   $  13,173,434
Cost of goods sold            20,614,311      21,242,707      17,196,990       9,695,034       9,521,533       9,964,598
                           -------------   -------------   -------------   -------------   -------------   -------------
Gross profit                   8,414,898      12,687,239       9,735,396       8,965,333       3,168,676       3,208,836
Selling expenses               1,658,537       1,434,715       1,423,586       1,078,316         160,853          85,499
General and
  administrative expenses      2,990,779       2,724,473       1,725,512       2,764,807         626,464         646,879
R & D expenses                 1,363,644         809,914         154,434         201,627              --              --
Depreciation
  and amortization               372,491         757,219         238,409         263,925          84,012         139,167
                           -------------   -------------   -------------   -------------   -------------   -------------
Income (loss) from
  operations                   2,029,447       6,960,918       6,193,455       4,656,658       2,297,347       2,337,290
Finance costs                    374,067         209,146         366,350         126,025           4,625          (1,667)
Other income
 (expense), net                  866,935         228,587         710,101         139,989          67,210           9,553
                           -------------   -------------   -------------   -------------   -------------   -------------
Income (loss) before
  income taxes                 2,522,315       6,980,359       6,537,206       4,670,622       2,359,932       2,348,511
Income taxes                     (51,395)        777,485         669,795         973,455              --              --
                           -------------   -------------   -------------   -------------   -------------   -------------

                                     Zhejiang                       Elimination                    Total
                                     --------                       -----------                    -----
                                 2004          2003           2004           2003           2004        2003
                            ------------   -----------   -------------   ------------   ------------   -------------
Proportionate ownership
interest at end of year               51%           51%

Net sales                   $  4,259,791   $ 1,678,018   $ (14,725,750)  $(13,816,897)  $ 58,185,845   $  53,624,868
Cost of goods sold             2,482,645     1,215,407     (14,773,127)   (13,481,838)    35,042,352      28,635,908
                            ------------   -----------   -------------   ------------   ------------   -------------
Gross profit                   1,777,146       462,611          47,377       (335,059)    23,143,493      24,988,960
Selling expenses                 230,828       121,046              --             --      3,473,804       2,719,576
General and
  administrative expenses        318,660       359,116          (6,408)            --      5,655,007       6,495,275
R & D expenses                       434         5,490              --             --      1,518,512       1,017,031
Depreciation
  and amortization                74,597       161,290              --             --        769,509       1,321,601
                            ------------   -----------   -------------   ------------   ------------   ------------
Income (loss) from
  operations                   1,152,627      (184,331)         53,785       (335,059)    11,726,661      13,435,477
Finance costs                     (9,460)        1,081              --         (1,249)       735,582         333,336
Other income
 (expense), net                   20,120        49,303              --             --      1,664,366         427,432
                            ------------   -----------   -------------   ------------   ------------   -------------
Income (loss) before
  income taxes                 1,182,207      (136,109)         53,785       (333,810)    12,655,445      13,529,573
Income taxes                          --            --              --             --        618,400       1,750,940
                            ------------   -----------   -------------   ------------   ------------   -------------

Net income (loss)              2,573,710     6,202,874       5,867,411      3,697,167      2,359,932       2,348,511
Minority interest              1,523,326     3,597,666       1,230,314      1,006,117        849,162         939,405
                            ------------   -----------   -------------   ------------   ------------   -------------
Equity in income
(loss) of joint ventures    $  1,050,384   $ 2,605,208   $   4,637,097   $  2,691,050   $  1,510,770   $   1,409,106
                            ============   ===========   =============   ============   ============   =============

Net income (loss)              1,182,207      (136,109)         53,785       (333,810)    12,037,045      11,778,633
Minority interest                579,652       (66,693)             --             --      4,182,454       5,476,495
                            ------------   -----------   -------------   ------------   ------------   -------------
Equity in income
(loss) of joint ventures    $    602,555   $   (69,416)  $      53,785   $   (333,810)  $  7,854,591   $   6,302,138
                            ============   ===========   =============   ============   ============   =============

NET SALES FROM CONTINUED OPERATIONS.

The increase in net sales of the Company is summarized as follows:

                                2004                           2003                           Increase
                       -----------------------    ----------------------------   -----------------------------------
                        Quantity                                                 Quantity                Increase in
 Item                   (sets)      Amount ($)    Quantity(sets)    Amount ($)     (sets)   Amount ($)       (%)
 ----                  ---------   -----------    --------------   -----------   --------   ----------   -----------
   Steering Gears       442,962     44,746,849       417,000        44,556,450     25,962      190,399       0.4%
Steering accessories         --      9,179,204            --         7,390,573         --    1,788,631      24.2%
   Steering pumps        94,881      4,259,792        34,172         1,677,845     60,709    2,581,947     153.9%
                        -------     ----------       -------        ----------     ------    ---------     -----
       Total                 --     58,185,845           --         53,624,868         --    4,560,977       8.5%
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

Toronto, Ontario, Canada
January 28, 2005,

                                           /s/ Schwartz Levitsky Feldman LLP
                                          --------------------------------------
                                          Schwartz Levitsky Feldman LLP
                                          Chartered Accountants


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