Form 10-Q
period 2005-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2005-05-05
CIK 1157762

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to _________

                        Commission file number: 000-33123

                         China Automotive Systems, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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
              ----------------------------------------------------
                    (Address of principal executive offices)

                  Issuer's telephone number: (86) 716-832-9196
                  Issuer's fax number:       (86) 716-832-9298

                                 Not Applicable
      ---------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

      Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

      As of March 31, 2005, the Company had 22,574,542 shares of common stock issued and outstanding.

                         CHINA AUTOMOTIVE SYSTEMS, INC.
                                      INDEX


                                                                                          Page
                                                                                         Number
                                                                                         ------

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

      Condensed Consolidated Balance Sheets - March 31, 2005 (Unaudited) and
        December 31, 2004                                                                   3

      Condensed Consolidated Statements of Operations (Unaudited) - Three Months
        Ended March 31, 2005 and 2004                                                       5

      Condensed Consolidated Statements of Comprehensive Income (Loss)
        (Unaudited) - Three Months Ended March 31, 2005 and 2004                            7

      Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months
        Ended March 31, 2005 and 2004                                                       8

      Notes to Condensed Consolidated Financial Statements (Unaudited) - Three
        Months Ended March 31, 2005 and 2004                                               10

      Item 2. Management's Discussion and Analysis or Plan of Operation                    26

      Item 3. Quantitative And Qualitative Disclosures About Market Risk                   37

      Item 4. Controls and Procedures                                                      37

PART II. OTHER INFORMATION

      Item 6. Exhibits                                                                     37

SIGNATURES                                                                                 38


                         China Automotive Systems, Inc.
                      Condensed Consolidated Balance Sheets


PART 1 - Financial Information

Item 1. Financial Statements.
        ---------------------

                                                       March 31,     December 31,
                                                         2005           2004
                                                    --------------  -------------
                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                         $  12,972,439   $ 11,164,639
  Pledged cash deposits                                 2,726,453      1,842,536
  Accounts and notes receivable, including
    $1,309,864 and $982,722 from related parties
    at March 31, 2005 and December 31, 2004,
    respectively, net of an allowance for doubtful
    accounts of $2,979,196 and $2,944,990 at
    March 31, 2005 and December 31, 2004,
    respectively                                       35,674,082     37,632,603
  Advance payments, including $498,971 and
    $433,724 to related parties at March 31,
    2005 and December 31, 2004, respectively            5,457,879      3,886,406
  Inventories                                          12,424,054     12,507,910
                                                    -------------   ------------
Total current assets                                   69,254,907     67,034,094
                                                    -------------   ------------
Long-term Assets:
  Property, plant and equipment                        44,105,615     43,552,725
  Less: Accumulated depreciation                       (8,633,639)    (7,609,101)
                                                    -------------   ------------
                                                       35,471,976     35,943,624
                                                    -------------   ------------

Intangible assets, net                                    434,467        392,552
Other receivables, including $1,192,448 and
  $974,815 from related parties at March
  31, 2005 and December 31, 2004, respectively,
  net of an allowance for doubtful accounts
  of $989,781 and $930,425 at March
  31, 2005 and December 31, 2004, respectively          2,126,984      2,044,086
Long-term investments                                      72,289         72,289
                                                    -------------   ------------
Total assets                                        $ 107,360,623   $105,486,645
                                                    =============   ============

                         China Automotive Systems, Inc.
                Condensed Consolidated Balance Sheets (continued)

                                           March 31,    December 31,
                                             2005          2004
                                         ------------  -------------
                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank loans                             $ 16,024,096  $ 13,614,458
  Accounts and notes payable,
    including $508,236 and
    $522,754 to related parties
    at March 31, 2005 and December
    31, 2004, respectively                 27,663,757    28,518,720
  Customer deposits                           282,453       227,389
  Accrued payroll and related costs         1,370,312     1,370,576
  Accrued expenses and other payables       3,591,286     5,005,525
  Accrued pension costs                     2,690,199     2,438,971
  Taxes payable                             4,080,229     3,814,746
  Amounts due to shareholders/directors       647,199       589,594
                                         ------------  ------------
Total current liabilities                  56,349,531    55,579,979
                                         ------------  ------------

Long-term liabilities:
  Advances payable                            196,222       196,378
                                         ------------  ------------
Minority interests                         17,810,237    17,571,838

Stockholders' equity:
Preferred stock, $0.0001 par value-
  Authorized - 20,000,000 shares
  Issued and outstanding - None                    --            --
Common stock, $0.0001 par value-
  Authorized - 80,000,000 shares
  Issued and Outstanding-
    22,574,542 shares at March 31,
    2005 and December 31, 2004                  2,257         2,257

Additional paid-in capital                 18,003,168    18,003,168
Retained earnings-
  Appropriated                              4,396,339     4,396,339
  Unappropriated                           10,599,809     9,733,626
Foreign currency translation gain               3,060         3,060
                                         ------------  ------------
Total stockholders' equity                 33,004,633    32,138,450
                                         ------------  ------------
Total liabilities and stockholders'
  equity                                 $107,360,623  $105,486,645
                                         ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         China Automotive Systems, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)

                                               Three Months Ended March 31,
                                             --------------------------------
                                                 2005               2004
                                             ------------       ------------
Net sales from continuing operations,
  including $454,925 and $285,069
  to related parties in 2005 and 2004,
  respectively                               $ 13,976,450       $ 11,391,716
Cost of sales, including $405,756
  and $394,176 purchased from
  related parties in 2005 and
  2004, respectively                            8,946,109          6,831,898
                                             ------------       ------------
Gross profit                                    5,030,341          4,559,818
                                             ------------       ------------
Costs and expenses:
  Selling                                         674,068            409,406
  General and administrative                    2,562,151          2,127,479
  Depreciation and amortization                   180,664            115,706
                                             ------------       ------------
  Total costs and expenses                      3,416,883          2,652,591
                                             ------------       ------------
Income from operations                          1,613,458          1,907,227
                                             ------------       ------------

Other income (expense):

  Other non-operating income                       25,319            118,833
  Financial expenses                             (283,233)           (84,805)
                                             ------------       ------------
  Other income (loss), net                       (257,914)            34,028
                                             ------------       ------------
Income before income taxes                      1,355,544          1,941,255
Income taxes                                      250,962            312,400
                                             ------------       ------------
Income before minority interest                 1,104,582          1,628,855
Minority interests                                238,399            599,157
                                             ------------       ------------
Income from continuing operations                 866,183          1,029,698
Loss from discontinued operations (Note 15)            --            (15,909)
                                             ------------       ------------
Net income                                   $    866,183       $  1,013,789
                                             ============       ============

Net income per common share  -
  Basic and diluted from continuing
    Operations                               $       0.04       $       0.05
  Basic and diluted from discontinued
    Operations                               $       0.00       $      (0.01)
                                             ------------       ------------
  Basic                                      $       0.04       $       0.04
                                             ============       ============
  Diluted                                    $       0.04       $       0.04
                                             ============       ============



Weighted average number of
  common shares outstanding -
  Basic                                        22,574,542         22,574,542
  Diluted                                      22,597,042         22,574,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         China Automotive Systems, Inc.
  Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

                                          Three Months Ended March 31,
                                         ------------------------------
                                            2005                2004
                                         ----------          ----------
Net income                               $  866,183          $1,013,789

Other comprehensive income:
  Foreign currency translation gain              --               4,185
                                         ----------          ----------
Comprehensive income                     $  866,183          $1,017,974
                                         ==========          ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         China Automotive Systems, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                           Three Months Ended March 31,
                                                          ------------------------------
                                                             2005               2004
                                                          -----------       ------------
Cash flows from operating activities:
Net income from continuing operations                     $   866,183       $  1,029,698
Adjustments to reconcile net income from
  continuing operations to net cash provided
  by operating activities:
  Minority interests                                          238,399            599,157
  Depreciation and amortization                             1,058,241            754,143
  Allowance for doubtful accounts                              93,561            340,696
  Other operating adjustments                                      --              4,185
  Changes in operating assets and
   liabilities:
  (Increase) decrease in:
    Pledged deposits                                         (883,917)          (260,536)
    Accounts and notes receivable                           1,924,315           (997,461)
    Advance payments                                       (1,571,473)        (2,333,516)
    Inventories                                                83,856         (2,408,789)
  Increase (decrease) in:
    Accounts and notes payable                               (854,963)         1,960,357
    Customer deposits                                          55,064             42,559
    Accrued payroll and related costs                            (264)           (80,481)
    Accrued expenses and other payables                      (626,918)           609,085
    Accrued pension costs                                     251,228            219,145
    Taxes payable                                             265,483           (754,127)
    Advances payable                                             (156)                --
                                                          -----------       ------------
  Net cash provided by (used in) operating activities
    from continuing operations                                898,639         (1,275,885)
  Net cash provided by operating activities from
   discontinued operations (Note 15)                               --            133,137
                                                          -----------       ------------
Net cash provided by operating activities                     898,639         (1,142,748)
                                                          -----------       ------------

Cash flows from investing activities:
  (Increase) decrease in other receivables                   (142,253)        (1,004,054)
  Cash paid to acquire property, plant and equipment         (552,890)        (1,394,735)
  Cash paid to acquire intangible assets                      (75,618)                --
  (Increase) decrease in investments                               --           (626,506)
                                                          -----------       ------------
  Net cash used in investing activities
   from continuing operations                                (770,761)        (3,025,295)
  Net cash provided by investing activities
   from discontinued operations (Note 15)                          --            602,139
                                                          -----------       ------------
Net cash used in investing activities                        (770,761)        (2,423,156)
                                                          -----------       ------------

                 China Automotive Systems, Inc. and Subsidiaries
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

                                                           Three Months Ended March 31,
                                                          ------------------------------
                                                             2005               2004
                                                          -----------       ------------
Cash flows from financing activities:
  Proceeds from bank loans, net                             2,409,638          3,975,904
  Dividends paid to minority interest
    holders of joint-ventures                                (787,321)                --
  Increase in amounts due to
    shareholders/directors                                     57,605          2,664,289
  Contributions to capital by minority
    interest holders                                               --            982,898
                                                          -----------       ------------
  Net cash provided by financing activities
    from continuing operations                              1,679,922          7,623,091
  Net cash used in financing activities
    from discontinued operations (Note 15)                         --           (626,506)
                                                          -----------       ------------
Net cash provided by financing activities                   1,679,922          6,996,585
                                                          -----------       ------------
Net increase of cash and cash equivalents                   1,807,800          3,430,681
  Net increase of cash and cash equivalents
    from discontinued operations (Note 15)                         --            108,770
                                                          -----------       ------------

Cash and cash equivalents:
  Net increase                                              1,807,800          3,321,911
  At beginning of period                                   11,164,639         10,678,868
                                                          -----------       ------------
At end of period                                          $12,972,439       $ 14,000,779
                                                          ===========       ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         China Automotive Systems, Inc.
                Consolidated Statements of Cash Flows (unaudited)

                                                           Three Months Ended March 31,
                                                          ------------------------------
                                                             2005               2004
                                                          -----------       ------------
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:

Cash paid for interest                                    $   281,676       $    105,869
                                                          ===========       ============

Cash paid for income taxes                                $   215,500       $    459,508
                                                          ===========       ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                 China Automotive Systems, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                   Three Months Ended March 31, 2005 and 2004

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

Ji Long owns the following aggregate net interests in four Sino-foreign joint ventures (Jingzhou was sold in August 2004) organized in the PRC:

Name of Entity                                                Percentage of Interest
--------------                                            ------------------------------
                                                            March 31          March 31
                                                             2005               2004
                                                          -----------       ------------
Jingzhou Henglong Automotive Parts
  Co. Limited ("Henglong")                                       44.5%              42.0%

Shashi Jiulong Power Steering Co.
  Limited ("Jiulong")                                            81.0%              81.0%

Shenyang Jinbei Henglong Automotive
  Steering System Co. Limited ("Shenyang")                       70.0%              55.0%

Zhejiang Henglong & Vie Pump-Manu Co.
  Limited ("Zhejiang")                                           51.0%              51.0%

Jingzhou Henglong Fulida Textile Co., Ltd.
  ("Jingzhou")                                                     --               51.0%

On December 31, 2003, the Company owned 55% of Shenyang. On April 8, 2004, the board of directors approved an increase in Shenyang's registered capital and total capital from $5,421,687 (RMB45,000,000) to $8,132,530 (RMB67,500,000); the
Chinese investor was changed from Shenyang Jinbei Automotive Industry Co., Ltd. to Shenyang Jinbei Automotive Company Limited. The shareholder transfer and capital increase, along with the newly signed Joint Venture Agreement and Articles of Incorporation, were approved by the applicable PRC authorities. Accordingly, Shenyang's registered capital is now $8,132,530 (RMB67,500,000), including $5,692,771 (RMB47,250,000) from the Company, which is 70% of the total registered capital, and $2,439,759 (RMB20,250,000) from Shenyang Jinbei Automotive Company Limited, which is 30% of the total registered capital. The increase in capital of $2,710,843 (RMB22,500,000) has been contributed to Shenyang.

Jingzhou was formed in February, 2003 to produce environmental textiles and raw materials, and was owned 51% by Ji Long. Effective August 31, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into an equity exchange agreement (the "Exchange Agreement") with Hubei Wanlong Investment Co., Ltd. ("HBWL") controlled by Mr. Hanlin Chen, the Company's Chairman. Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of HBWL's equity interest in Henglong based on their respective fair market values as determined by an independent appraisal firm. The difference between the fair value and the book value resulting from the disposition of the joint venture interest in Jingzhou was debited to additional paid-in capital. With respect to consideration paid by the Company in excess of its Chairman's basis for his investment, such excess has been charged to additional paid-in capital as a distribution to the Chairman, resulting in the acquired 2.5% equity interest in Henglong being recorded by the Company at the Chairman's original cost basis. The Company paid approximately $90,000 to HBWL in conjunction with this transaction.

The divested non-core business of Jingzhou has been treated as a discontinued operation under SFAS No. 144. Jingzhou's results of operation and related charges have been reclassified as discontinued operations in the Company's consolidated statements of operations. The Company's prior financial statements have been restated to reflect the discontinued operation of Jingzhou (see Note
15).

Henglong, established in 1997, and Jiulong, established in 1993, are mainly engaged in the production of rack and pinion power steering gears and integral ball and nut power steering gears for cars, light and heavy-duty vehicles. Shenyang and Zhejiang were established in 2002 and are focused on power steering parts and power steering pumps.

Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and Sino-foreign joint ventures for the three months ended March 31, 2005 and 2004. All significant inter-company accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Foreign Currencies - The Company maintains its books and records in Renminbi ("RMB"), the currency of the PRC, its functional currency. Foreign currency transactions are reflected using the temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income (loss) for the period.

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

The RMB is not readily convertible into United States dollars or other foreign currencies. The foreign exchange rate between the United States dollar and the RMB has been stable at approximately 1 RMB to US$0.1205 for the last few years. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the three months ended March 31, 2005 and 2004.

The consolidated balance sheet as of December 31, 2004 is derived from the Company's audited financial statements.

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

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

Income Per Share - Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of warrants. The Company had potentially dilutive securities consisting of options to purchase 22,500 shares of common stock to three independent directors at $4.50 per share over a period of two years.

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

Comprehensive Income - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

For the three months ended March 31, 2005, the Company has not recorded any other comprehensive income. For the three months ended March 31, 2004, the Company's only component of other comprehensive income is foreign currency translation gain of $4,185. This amount has been recorded as a separate component of stockholders' equity.

Reclassifications - Certain reclassifications have been made to the financial statements for the three months ended March 31, 2004 to reflect the discontinued operation of Jingzhou (see Note 15).

2. Certain Significant Risks and Uncertainties

The Company is subject to the consideration and risks of operating in the PRC. These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC.

The economy of the PRC differs significantly from the economies of the "western" industrialized nations in structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions in the PRC.

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

As many of the economic reforms, which have been or are being implemented by the PRC government, are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures such as the level of exchange rate, it remains possible for the PRC government to exert significant influence on the PRC economy.

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

Any devaluation of the RMB against the United States dollar would have adverse effects on the Company's financial performance and asset values when measured in terms of the United States dollar. Should the RMB significantly devalue against the United States dollar, such devaluation could have a material adverse effect on the Company's earnings and the foreign currency equivalent of such earnings. The Company does not hedge its RMB - United States dollar exchange rate exposure.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4." This statement amends Accounting Research Bulletin No.43, Chapter 4, to clarify those abnormal amounts of idle facility expense, freight handling costs and materials (spoilage) should be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23,2004. The provision of Statement No.151 should be applied prospectively. The adoption of this accounting principle is not expected to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment (Revised
2004)." This statement replaces FAS No.123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The adoption of the statement will result in the expensing of the fair value of stock options granted to employees in the basic financial statements. Previously, we elected to only disclose the impact of expensing the fair value of stock options in the notes of the financial statements. The statement is effective for the quarters commencing after June 15, 2005.

The statement applies to new equity awards and to equity awards modified, repurchased, or canceled. After the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under Statement No. 123. Charges to the grant-date fair value of equity awards granted before the effective date of this statement are precluded. The compensation cost of those earlier awards shall be attributed to periods beginning on or after the effective date of this statement using the attribution method that was used under Statement No. 123, except that the method of recognizing forfeitures only as they occur shall not be continued. Any unearned or deferred compensation (contra-equity accounts) related to those earlier awards shall be eliminated against the appropriate equity accounts. Additionally, common stock purchased pursuant to stock options granted under our employee stock purchase plan will be expensed based upon the fair market value of the stock option. The statement also allows for a modified version of retrospective application to periods before the effective date. Modified retrospective application may be applied either (a) to all prior years for which Statement No. 123 was effective or (b) only to prior interim periods in the year of initial adoption. An entity that chooses to apply the modified retrospective method to all prior years for which Statement No. 123 was effective shall adjust financial statements for prior periods to give effect to the fair-value-based method of accounting for awards granted, modified, or settled in cash in fiscal years beginning after December 15, 1994, on a basis consistent with the pro forma disclosures required for those periods by Statement No. 123. Accordingly, compensation cost and the related tax effects will be recognized in those financial statements as though they had been accounted for under Statement No.
123. Changes to amounts as originally measured on a pro forma basis are precluded. The adoption of FAS No. 123R is not expected to have a material impact on our financial position and results of operation.

In December 2004, the FASB issued FASB Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, The guidance in APB Option No. 29, "Accounting for Nonmoneary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of FAS 153 is not expected to have a material impact on our financial position or results of operations.

In October 2004, the American Jobs Creation Act of 2004 (the "AJCA") was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 through 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsisitent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The AJCA introduces a special tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in our tax return. The adoption of AJCA is not expected to have a material impact on our financial position and results of operation.

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

In March 2004, the FASB issued EITF Issue No. 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

4. ACCOUNTS RECEIVABLE

The Company's accounts receivable at March 31, 2005 (unaudited) and December 31, 2004 are summarized as follows:

                                            March 31          December 31
                                             2005                2004
                                          ------------        -----------
Accounts receivable                       $ 29,255,937        $28,440,608
Bills receivable                             9,397,341         12,136,985
Less: allowance for doubtful accounts       (2,979,196)        (2,944,990)
                                          ------------        -----------
                                          $ 35,674,082        $37,632,603
                                          ============        ===========

5. OTHER RECEIVABLES

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. At March 31, 2005, other receivables totaled $2,126,984, including $1,192,448 to related parties, net of an allowance for doubtful accounts of $989,781. The allowance for doubtful accounts included $393,407 made to an investee of Jiulong.

At December 31, 2004, other receivables totaled $2,044,086, including $974,815 to related parties, net of an allowance for doubtful accounts of $930,425. The allowance for doubtful accounts included $472,843 made to an investee of Jiulong.

In 1997, Jiulong, one of the Company's Sino-foreign joint ventures, made an investment to establish an auto sales company named Jingzhou Jiulong Machinery and Electronic Material Co., Ltd. ("JL Material") together with a partner, Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. Jiulong contributed and owned 20% of JL Material's total registered capital of $1,204,819 (the equivalent of RMB10,000,000). During the six-year period from 1997 through 2002, Jiulong sold vehicles to JL Material on credit and JL Material made the payments to Jiulong according to the terms of their agreement.

Since JL Material was experiencing financial difficulties, the Company recorded in 2004 a full allowance of $472,843 to the account due from JL Material. During three months ended March 31,2005, the Company collected receivable from JL Material of $79,436 and recorded a decrease in allowance for doubtful accounts. The Company terminated the above mentioned agreement with JL Material during 2003.

With the exception of other receivables from JL Material, the Company believes that all other receivables are collectible, as the related parties are in good financial conditions and are paying their payables to Company pursuant to the terms of their respective contracts.

6. INVENTORIES

Inventories at March 31, 2005 (Unaudited) and December 31, 2004 consisted of the following:

                                                 March 31,         December 31,
                                                   2005                2004
                                               ------------        ------------
Raw materials                                  $  3,308,456        $  3,868,859
Work-in-process                                   2,244,605           2,049,963
Finished goods                                    7,260,704           6,817,372
                                               ------------        ------------
                                                 12,813,765          12,736,194
Less:  provision for loss                          (389,711)           (228,284)
                                               ------------        ------------
                                               $ 12,424,054        $ 12,507,910
                                               ============        ============

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2005 (unaudited) and December 31, 2004 are summarized as follows:

                                                 March 31          December 31
                                                  2005                 2004
                                               ------------        ------------
Land use rights and buildings                  $ 11,664,976        $ 13,232,650
Machinery and equipment                          22,309,663          20,425,269
Electronic equipment                              1,575,847           1,694,587
Motor vehicles                                    2,083,578           2,083,578
Construction in progress                          6,471,551           6,116,641
                                               ------------        ------------
                                                 44,105,615          43,552,725
Less: Accumulated depreciation                   (8,633,639)         (7,609,101)
                                               ------------        ------------
                                               $ 35,471,976        $ 35,943,624
                                               ============        ============

8. INTANGIBLE ASSETS

The activity in the Company's intangible asset account at March 31, 2005 (unaudited) and December 31, 2004 are summarized as follows:

                                                March 31           December 31
                                                  2005                2004
                                                ---------          -----------
Balance at beginning of year,                   $ 392,552          $   218,639
Add: Additions during the year -
  Management software license                          --              158,159
  Mapping design software license                      --               72,289
  Information system software                      75,618                   --
                                                ---------          -----------
                                                  468,170              449,087
Less: Amortization for the year                   (33,703)             (56,535)
                                                ---------          -----------
Balance at end of year                          $ 434,467          $   392,552
                                                =========          ===========

9. ACCOUNTS PAYABLE

Accounts payable at March 31, 2005 (unaudited) and December 31, 2004 are summarized as follows:

                                     March 31        December 31
                                       2005              2004
                                   -------------     ------------
Accounts payable                   $  13,576,362     $ 15,358,250
Notes payable                         14,087,395       13,160,470
                                   -------------     ------------
                                   $  27,663,757     $ 28,518,720
                                   =============     ============

Notes payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits, notes receivable and certain plant and machinery to secure trade financing granted by banks.

10. BANK LOANS

At March 31, 2005, the Company through its Sino-foreign joint ventures had outstanding fixed-rate short-term bank loans of $16,024,096, consisting of $10,240,964 guaranteed mutually by the Sino-foreign joint ventures and $5,783,132 mortgaged with some of the plant and equipment of the Company. The weighted average interest rate for the three months ended March 31, 2005 was 5.24% per annum.

At December 31, 2004, the Company through its Sino-foreign joint ventures had outstanding fixed-rate short-term bank loans of $13,614,458. The weighted average interest rate for the year ended December 31, 2004 was 4.98% per annum. Jiulong, one of the Company's joint ventures, provided Henglong, another of the Company's joint ventures, with loan guarantees covering bank loans of $3,012,000. Henglong provided Jiulong with loan guarantees covering bank loans of $6,627,000. The remaining balance of the bank loan of $3,976,000 was mortgaged with some of the plant and equipment of the Company.

11. AMOUNTS DUE TO SHAREHOLDERS/DIRECTORS

The activity in the amounts due to shareholders/directors for the three months ended March 31, 2005 (unaudited) is as follows:

Balance, December 31, 2004                        $  589,594
Cash advances from shareholders                       57,605
                                                  ----------
Balance, March 31, 2005                           $  647,199
                                                  ==========

At March 31, 2005 and December 31, 2004, the amounts due to shareholders/directors were unsecured, interest-free and repayable on demand.

12. MINORITY INTERESTS

The activities in respect of the amounts of the minority interests' equity during the three months ended March 31, 2005 (unaudited) are summarized as follows:

Balance, December 31, 2004                     $ 17,571,838
Minority interests' equity income                   238,399
                                               ------------
Balance, March 31, 2005                        $ 17,810,237
                                               ============

13.   STOCKHOLDERS' EQUITY

During March 2003, in exchange for the acquisition of 100% of the shareholder interest in Great Genesis, the shareholders of Great Genesis were issued 20,914,250 shares of common stock of Visions.

During March 2003, in connection with the transaction with Great Genesis described at Note 1, the Company effected a 3.5 to 1 forward split of its outstanding shares of common stock, thus increasing the 5,293,000 shares of common stock outstanding at that time to 18,525,500 shares, of which 17,424,750 shares were then returned to the Company and cancelled.

During March 2003, the Company issued common stock purchase warrants to three consultants to acquire an aggregate of 550,375 shares of common stock, exercisable for a period of one year at $1.20 per share. Effective December 31, 2003, these warrants were exercised on a cashless basis, resulting in the issuance of 509,856 shares of common stock.

During September 2003, the Company sold 49,686 shares of common stock in a private transaction to three investors at approximate fair value of $3.20 per share for net proceeds of $159,000.

In July 2004, the Company adopted a stock option plan. The stock option plan provides for the issuance, to the Company's officers, directors, management and employees, of options to purchase shares of the Company's common stock. On July 21, 2004, the Company issued options to purchase 7,500 shares of common stock to each of its three independent directors. Such stock options vest immediately upon grant and are exercisable at $4.50 per share over a period of two years. The exercise price represents an 11.11% premium from the fair market value based on the grant date of the stock options.

14. INCOME TAXES

The Company's Sino-foreign joint ventures are subject to PRC state and local income taxes at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign invested enterprises. In accordance with the Income Tax Law of the PRC for Enterprises with Foreign Investments and Foreign Enterprises, enterprises with foreign investments and foreign enterprises meeting certain criteria are entitled to full exemption from income tax for the first two years and a 50% reduction for the next three years, commencing from the first profit-making year after offsetting all tax losses carried forward from the previous five years. Two of the Company's Sino-foreign joint ventures, Henglong and Jiulong, were subject to a tax rate of 15% during 2004 and 2005. Shenyang was entitled to and was certified for, a two-year tax holiday commencing in 2003, the first profit-making year. Therefore Shenyang was income tax exempted in 2004 and is subject to a tax rate of 7.5% in 2005. The tax rate for Zhejiang has not yet been approved by tax authorities, but in accordance with the relevant income tax laws as mentioned above, Zhejiang is also entitled to two-year tax exemption in 2004, its first profit-making year, and 2005, its second profit-making year.

No provision for Hong Kong profits tax has been made as Ji Long and Great Genesis are investment holding companies and did not have any assessable profits in Hong Kong during three months ended March 31, 2005 and 2004.

15. DISCONTINUED OPERATIONS

Effective August 31, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into an equity exchange agreement (the "Exchange Agreement") with Hubei Wanlong Investment Co., Ltd ("HBWL"), which is controlled by Mr. Chen Hanlin, the Chairman of the Company. Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of HBWL's equity interests in Henglong based on their respective fair market values as determined by an independent appraisal firm. Accordingly, effective August 31, 2004, the Company did not own Jingzhou's equity.

The disposal of Jingzhou was accounted for as discontinued operations according to SFAS No. 144. Financial statements of prior period have been changed to reflect the discontinued operation of Jingzhou. The financial position and operating results of Jingzhou for the three months ended March 31, 2004 are summarized as follows:

(1) Assets and liabilities of discontinued operations as of March 31,2003

                                                        March 31,
                                                          2004
                                                       ----------
ASSETS

Current assets:
  Cash and cash equivalents                            $  160,783
  Advance payments                                         31,982
  Inventories                                             517,537
                                                       ----------
Total current assets                                      710,302
                                                       ----------
Property, plant and equipment                           2,321,092
Less: Accumulated depreciation                           (114,704)
                                                       ----------
                                                        2,206,388
                                                       ----------
Other receivable                                           15,697
                                                       ----------
Total assets                                            2,932,387
                                                       ==========
Current liabilities:
  Accounts and notes payable                               85,036
  Customer deposits                                       117,252
  Accrued payroll and related costs                        10,434
  Accrued expenses and other payables                     616,772
  Taxes payable                                           (25,474)
                                                       ----------
Total current liabilities                              $  804,020
                                                       ----------
Net assets                                             $2,128,367
                                                       ==========

(2) Statements of operation from discontinued operations for the three months ended March 31, 2004:

                                                    Three months ended March 31, 2004
                                                    ---------------------------------
Net sales                                                      $1,442,040
Cost of sales                                                   1,413,852
                                                               ----------
Gross profit                                                       28,188
                                                               ----------
Costs and expenses
  Selling, general and administrative                              56,621
  Depreciation and amortization                                     2,678
                                                               ----------
  Total costs and expenses                                         59,299
                                                               ----------
Income (loss) from operations                                     (31,111)
                                                               ----------
Other income (expenses):
  Other non-operating income                                           --
  Financial expenses                                                  (83)
                                                               ----------
  Other income (loss), net                                            (83)
                                                               ----------
(Loss) before income taxes                                        (31,194)
Income taxes                                                           --
                                                               ----------
(Loss) before minority interest                                   (31,194)
Minority interest (loss) from
  discontinued operation                                          (15,285)
                                                               ----------
Net (loss) from discontinued operations                        $  (15,909)
                                                               ==========

The net loss of discontinued operations of $15,909 from Jingzhou during three months ended March 31, 2004 has been reclassified as net loss from discontinued operations.

(3)Statement of cash flows from discontinued operations for the three months ended March 31, 2004:

                                                         Three months ended March 31, 2004
                                                         ---------------------------------
Cash flows from operating activities:
Net loss from discontinued operations                                 $(15,909)
Adjustments required to reconcile income from
  discontinued operations to net cash provided by
  operating activities
    Minority interests                                                 (15,285)
    Depreciation and amortization                                       39,795
  Changes in operating assets and liabilities:
    (Increase) decrease in:
       Accounts and notes receivable                                    12,180
       Advance payments                                                299,844
       Inventories                                                      86,625

Increase (decrease) in:
  Accounts and notes payable                                              (3,241)
  Customer deposits                                                     (137,792)
  Accrued payroll and related costs                                        5,047
  Accrued expenses and other payables                                   (164,572)
  Taxes payable                                                           26,445
                                                                      ----------
Net cash provided by operating activities                                133,137
                                                                      ----------
Cash flow from investing activities:
  (Increase) in other receivables                                        (11,885)
  Cash paid to acquire fixed assets                                      (12,482)
  Cash received in investing activities                                  626,506
                                                                      ----------
Net cash provided in investing activities                                602,139
                                                                      ----------
Cash flows from financing activities:
  Contributions to capital by minority
    interest holders                                                     578,313
  (Decrease) in liability related to acquisition
    of joint venture assets                                           (1,204,819)
                                                                      ----------
Net cash used in financing activities                                   (626,506)
                                                                      ----------
Cash and cash equivalents from discontinued
  operations:
  Net increase                                                           108,770
  At beginning of year                                                    52,014
                                                                      ----------
At end of period                                                      $  160,784
                                                                      ==========

The cash flows from Jingzhou have been reclassified as net cash flows provided by operation activities from discontinued operations of $133,137; net cash provided by investing activities from discontinued operations of $602,139; and net cash used in financing activities from discontinued operations of $626,506. The net cash provided during three months ended March 31, 2004 have been classified as net increase of cash and cash equivalents from discontinued operations of $108,770.

16. SIGNIFICANT CONCENTRATIONS AND RELATED PARTY TRANSACTIONS

The Company grants credit to its customers, generally on an open account basis. The Company's customers are all located in the PRC.

During the three months ended March 31, 2005, the Company's ten largest customers accounted for 73.5% of the Company's consolidated net sales, with three customers individually accounting for more than 10% of consolidated net sales, i.e. 16.1%, 14.7% and 14.4% individually, or an aggregate of 45.2%. At March 31, 2005, approximately 32.5% of accounts receivable were from trade transactions with the aforementioned three customers.

During the three months ended March 31, 2004, the Company's ten largest customers accounted for 64.6% of the Company's consolidated net sales, with two customers individually accounting for more than 10% of consolidated net sales, i.e. 24.6% and 13.4% of consolidated net sales, or an aggregate of 38.0%. At March 31, 2004, approximately 28% of accounts receivable were from trade transactions with the aforementioned two customers.
                                                                              24

During the three months ended March 31, 2005 and 2004, sales to related parties aggregated to $454,925 and $285,069, respectively.

During the three months ended March 31, 2005 and 2004, purchases from related parties aggregated to $405,756 and $394,176, respectively.

17. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2005 and 2004, the joint ventures entered into related party transactions with companies with common directors as shown below:

                               Three Months Ended March 31,
                              -----------------------------
                                  2005             2004
                              ------------     ------------
Sales

- received                    $         --     $     81,271
- receivable                       454,925          203,798

Purchases

- paid                              14,518               --
- payable                          391,238          394,176

18. Subsequent Event

On April 12,2005, one of the subsidiary companies, Great Genesis entered into a joint-venture agreement with Shanghai Hongxi Investment Inc. ("Hongxi"), Sensor System Solution Inc. ("Sensor") to establish a joint venture - Universal Sensor Application Inc. ("USAI") in the Wuhan East Lake development zone. Hubei is engaged to produce and sell sensor modules. The registered capital of the joint venture will be US$ 10 million. Great Genesis and Hongxi will invest US$ 6 million and 1 million, respectively, with cash and land and building. They accounted for 60% and 10% of the total registered capital, respectively. Sensor will invest US$ 3 million in technology, accounting for 30% of the total registered capital. The registered capital is required to be paid in three installments within one year after signing of the joint venture agreement (April 12,2005).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements.

In addition, the forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. These factors include, without limitation, risks related to the demand for the Company's products, product liability and warranty claims, labor disputes or shortage, dependence on key customers and suppliers, competition, political climate of the PRC, doing business in the PRC, unfavorable changes in the economic or social conditions of the PRC or in counties where the Company sells its products, changes in the laws or regulations applicable to the Company's business, increase in tax rates, currency fluctuations, interest rate risk, availability and price fluctuations of raw materials, and volatility of earnings.

GENERAL OVERVIEW:

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

Ji Long owns the following aggregate net interests in four Sino-foreign joint ventures (Jingzhou was sold in August 2004) organized in the PRC:

                                               Percentage Interest ended March 31
                                               ----------------------------------
Name of Entity                                       2005            2004
--------------                                     --------        --------
Jingzhou Henglong Automotive Parts
  Co. Limited ("Henglong")                           44.5%           42.0%

Shashi Jiulong Power Steering Co.
  Limited ("Jiulong")                                81.0%           81.0%

Shenyang Jinbei Henglong Automotive
  Steering System Co. Limited ("Shenyang")           70.0%           55.0%

Zhejiang Henglong & Vie Pump-Manu Co.
  Limited ("Zhejiang")                               51.0%           51.0%

Jingzhou Henglong Fulida Textile Co., Ltd.
  ("Jingzhou")                                         --            51.0%

On December 31, 2003, the Company owned 55% of Shenyang. On April 8, 2004, the board of directors approved an increase in Shenyang's registered capital and total capital from $5,421,687 (RMB45,000,000) to $8,132,530 (RMB67,500,000); the
Chinese investor was changed from Shenyang Jinbei Automotive Industry Co., Ltd. to Shenyang Jinbei Automotive Company Limited. The shareholder transfer and capital increase, along with the newly signed Joint Venture Agreement and Articles of Incorporation, were approved by the applicable PRC authorities. Accordingly, Shenyang's registered capital is now $8,132,530 (RMB67,500,000), including $5,692,771 (RMB47,250,000) from the Company, which is 70% of the total registered capital, and $2,439,759 (RMB20,250,000) from Shenyang Jinbei Automotive Company Limited, which is 30% of the total registered capital. The increase in capital of $2,710,843 (RMB22,500,000) has been contributed to Shenyang.

Jingzhou was formed in February 2003 to produce environmental textiles and raw materials, and was owned 51% by Ji Long. Effective August 31, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into an equity exchange agreement (the "Exchange Agreement") with Hubei Wanlong Investment Co., Ltd. ("Hubei Wanlong"), controlled by Mr. Hanlin Chen, the Company's Chairman. Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of Hubei Wanlong's equity interest in Henglong based on their respective fair market values as determined by an independent appraisal firm. The difference between the fair value and the book value resulting from the disposition of the joint venture interest in Jingzhou was debited to additional paid-in capital. With respect to consideration paid by the Company in excess of its Chairman's basis for his investment, such excess has been charged to additional paid-in capital as a distribution to the Chairman, resulting in the acquired 2.5% equity interest in Henglong being recorded by the Company at the Chairman's original cost basis. The Company paid approximately $90,000 to Hubei Wanlong in conjunction with this transaction.

The divested non-core business of Jingzhou has been treated as a discontinued operation under SFAS No. 144. Jingzhou's results of operation and related charges have been reclassified as discontinued operations in the Company's consolidated statements of operations. The Company's prior financial statements have been restated to reflect the discontinued operation of Jingzhou (see Note
15).

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

ACCOUNTS RECEIVABLE:

In order to determine the value of the Company's accounts receivable, the Company records an allowance for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance.

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

RESULTS OF OPERATIONS FROM CONTINUED OPERATIONS:

Three Months Ended March 31,2005 and 2004:

NET SALES:

Net sales were $13,976,450 for the three months ended March 31,2005, as compared to $11,391,716 for the three months ended March 31,2004, an increase of $2,584,734 or 22.7%. The increase in sales in 2005 as compared to 2004 was a result of several factors.

(1) Most importantly, the increase of sales of steering gears for trucks. In 2005, the Chinese government continued its macroeconomic adjustment and control measures implemented in 2004. The light-duty vehicle and car market continued to be weak in 2005. The Company's sales of steering gears for light-duty vehicles and cars also suffered. The management continued the market focus adjustments initiated in 2004, and shifted the Company's priorities to truck related products. Contribution of sales of heavy-duty vehicle customers Dongfeng Auto Group and Shanxi Heavy Auto Co., two of the new heavy-duty vehicle customers added in 2004, rose to 16.1% and 5.5% in 2005 from 10.9% and 2.8% in 2004. Overall, the contribution of sales of steering gears for trucks to the Company's consolidated net sales rose 64.4%, from aggregated 27.7% in 2004 to an aggregate 37.7% in the quarter ended March 31, 2005.

(2) The expansion of production capability of its Sino-foreign joint ventures. The Company began a project to improve its production capability in 2003, with good results in 2005. The current production capability has reached 600,000 sets in the first quarter of 2005 as compared to only 300,000 sets in the first quarter of 2004, an increase of 9.5% in net sales on a comparable basis due to the increase in production capability of these Sino-foreign joint ventures.

GROSS PROFIT

For the three months ended March 31, 2005, the gross profit increased by $470,523 to $5,030,341 for the three months ended March 31, 2005, from $4,559,818 for the three months ended March 31, 2004. The increase in sales contributed to an increase of $1,161,197 in gross profit; the decrease in the unit cost resulted in an increase of $216,970 in gross profit, which was partly offset by the decrease in selling price resulted in a decrease of $907,644 in gross profit.

Gross margin was 36% in the first quarter of 2005, a decrease of 4% from 40% in the same period of 2004. The decrease reflects a decrease in selling price which was only partly offset by a cost decrease during the first quarter of 2005. The decrease in gross margin was consistent with the Company's anticipation that the sales price would fall approximately by 5%-10% during 2005. The Company plans to take the following measures in the remaining 9 months of 2005 to reduce costs to meet its target of 35% gross margin.

1. Reduce the labor cost. The advanced production equipment which the Company purchased in 2003 has performed well for nearly a year. In 2005, the Company will modify the standard labor hours based on the new equipment to reduce the labor cost. The Company estimates that with the application of new equipment and controlled standard labor hours, the labor cost will be reduced by 2%.

2. Reduce the cost of raw materials. In 2005, the Company plans to control cost of raw materials with two measures: First, volume purchase of major raw materials will be made through a bidding process; for purchases of other smaller quantities of non major materials, "target price" will be set to guide such purchases. Second, the technology department was asked to re-evaluate the product structure and production techniques, so as to optimize product design, to reduce the weight of component parts and wastage in the process of production, and to eventually reduce the cost of raw materials. It is estimated that these measures will reduce the cost of materials by 4%.

3. Reduce the manufacturing expenses. The Company will re-examine the headcount of non-operative employees in workshops and lay off 20% of them gradually in 2005. At the same time, the Company will set "targets" to control the manufacturing overhead. It is estimated that the manufacturing overhead would be reduced by 2% through these measures.

SELLING EXPENSES:

Selling expenses were $674,068 for the three months ended March 31, 2005, as compared to $409,406 for the same period of 2004, an increase of $264,662 or 64.6%. The increase in the first quarter of 2005 was mainly due to the following:

(1) The increase in provision for market development project: At the beginning of 2005, the Company began to strengthen its market development and instituted a policy on the establishment of a fund for the provision for market development expenditures. Hence, the Company recorded $198,000 of provision for market development expenses in the first quarter of 2005, while there was no such item in the same period of 2004.

(2) The after-sale expenses were $111,123 for the three months ended March 31,2005, as compared to $31,544 for the same period of 2004, an increase of $79,597 or 252.3%, because nearly all automobile manufacturers introduced a policy requiring the automotive parts suppliers to pay a "three warranties" service charge during 2005, while the service charge had not been generally introduced in 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,562,151 for the three months ended March 31,2005, as compared to $2,127,479 for the same period of 2004, an increase of $434,672 or 20.4%.

Significant expense items that increased on a comparable basis were supplies, labor insurances, inventory reserve, warranty and product improvement costs. Significant expense item that decreased on a comparable basis was provision for bad debts. They are explained as follows:

(1) Supplies expense was $206,468 in the first quarter of 2005, as compared to $88,498 for the same period of 2004, an increase of $117,970 or 133.3%. The increase is due to increased use of imported equipment in the first quarter of 2005 which led to the increase in consumption of special tools.

(2) Labor insurance costs amounted to $311,160 in the first quarter of 2005, as compared to $239,774 for the same period of 2004, an increase of $71,386 or 29.8%. The increase is due to employee medical expenses and new labor accident insurance costs during the first quarter of 2005.

(3) Inventory reserve of $113,850 in the first quarter of 2005, as compared to no such item in 2004.

(4) Warranty provision was $125,788 in the first quarter of 2005, as compared to $25,667 for the same period of 2004, an increase of $100,121 or 390.1%. Based on its assessment, the Company increased the rate of warranty provision to 0.9% to the net sales in the first quarter of 2005, from 0.2% for the same period of 2004.

(5) Product improvement costs amount to $357,709 in the first quarter of 2005, as compared to $216,528 for the same period of 2004, an increase of $141,181 or 65.2%, as a result of product design improvement activities to maintain or enhance its competitive edge.

(6) Provision for bad debts was $93,561 in the first quarter of 2005, as compared to $340,696 for the same period of 2004, a decrease of $247,135. Certain items of special provisions for accounts receivable recorded in 2004 were received in the first quarter of 2005. The Company recorded them as a decrease in the provision for bad debts for the first quarter of 2005.

DEPRECIATION AND AMORTIZATION EXPENSE.

For the three months ended March 31, 2005, the depreciation and amortization expenses excluded those recorded in cost of sales were $180,664, as compared to $115,706 for the three months ended March 31, 2004, an increase of $64,958 or 56.1%, as a result of addition of property, plant and equipment after the first quarter of 2004.

INCOME FROM OPERATIONS

Income from operations was $1,613,458 for the three months ended March 31, 2005, as compared to $1,907,227 for the three months ended March 31, 2004, a decrease of $293,769, as a result of an increase of $470,523 or 10.3% in gross profit and an increase of $764,292 or 28.8% in operating expenses.

Other Non-Operating Income

Other non-operating income was $25,319 for the three months ended March 31, 2005, as compared to $118,833 for the three months ended March 31, 2004, a decrease of $93,514 or 78.7%, as a result of a decrease materials sold in the first quarter of 2005.

FINANCIAL EXPENSES

Financial expenses were $283,233 for the three months ended March 31, 2005, as compared to $84,805 for the three months ended March 31, 2004, an increase of $198,428, as a result of an increase of interest-bearing debts.

INCOME BEFORE INCOME TAXES

Income before income taxes was $1,355,544 for the three months ended March 31, 2005, as compared to $1,941,255 for the three months ended March 31, 2004, a decrease of $585,711 or 30.2%, as a result of a decrease in income from operations of $293,769 or 15.4%, and a decrease in other non-operating income of $93,514 or 78.7%, and an increase in financial expenses of $198,428 or 234.0%.

INCOME TAXES

Income taxes expense was $250,962 for the three months ended March 31, 2005, as compared to $312,400 for the three months ended March 31, 2004, a decrease of $61,438 or 19.7%, primarily as a result decreased income before income taxes.

INCOME BEFORE MINORITY INTEREST

Income before minority interest was $1,104,582 for the three months ended March 31, 2005, as compared to $1,628,855 for the three months ended March 31, 2004, a decrease of $524,273 or 32.2%, as a result of a decrease in income before income taxes of $585,711 or 30.2%, and a decrease in income taxes of $61,438 or 19.7%.

MINORITY INTERESTS

Minority interests in the earnings of the Sino-foreign joint ventures amount to $238,399 for the three months ended March 31, 2005, as compared to $599,157 for the three months ended March 31, 2004, a decrease of $360,758 or 60.2%.

The Company owns varying equity interests in four Sino-foreign joint ventures through which it conducts its operations, all of which were consolidated in 2005 and 2004. Since the Company does not own the same equity interest in each Sino-foreign joint venture and in each of the periods presented as disclosed in
Note 2, a comparison of the Company's consolidated results of operations, and hence the minority interests in them for different periods can be significantly affected by the performance mix of the individual joint ventures. The decrease of minority interests in the earnings of the Sino-foreign joint ventures in 2005 as compared to 2004 is primarily due to a decrease in net income from Henglong, and an increase in net income from Jiulong.

NET INCOME

Net income was $866,183 for the three months ended March 31, 2005, as compared to a net income of $1,029,698 for the three months ended March 31, 2004, a decrease of $163,515 or 15.9%, as a result of a decrease in income before minority interest of $524,273 or 32.2%, and a decrease in minority interest of $360,758 or 60.2%.

FINANCIAL CONDITIONS FROM CONTINUED OPERATIONS-FOR THE THREE MONTHS ENDED MARCH 31,2005 AND 2004

LIQUIDITY AND CAPITAL RESOURCES:

The Company has relied primarily on cash flow from operation, bank loans, advances and investments from shareholders for its capital requirements.

OPERATIONS

Net cash provided by operating activities was $898,639 for the three months ended March 31, 2005, as compared to net cash used in operating activities of $1,275,885 for the three months ended March 31, 2004, an increase of cash inflow of $2,174,524 primarily as a result of the following:

For the first quarter of 2005, cash flow provided by sales of products was $2,256,384, as compared to $2,727,879 for the first quarter of 2004, a decrease of $471,495 as a result of decreased gross profit.

Compared to the same period of 2004, the timing of receipts and/or payments of various operating assets and liabilities resulted in the increase of cash inflows of $2,646,019.

As of March 31, 2005, cash and cash equivalents were $12,972,439, and working capital was $12,905,376. As of December 31, 2004, cash and cash equivalents were $11,164,639, and working capital were $11,454,115, reflecting a current ratio of 1.23:1 and 1.21:1 at March 31, 2005 and December 31, 2004, respectively.

The Company intends to finance its operating costs and expenses for the remaining period of 2005 by the following ways.

1. Raise capital from institutional investors. The Company would like to raise up to $15 million to $30 million in new equity over the balance of the year. There can be no assurance that the Company will be successful in these efforts.

2. Loans by banks. The Company's Sino-foreign joint-ventures have good credit records with Chinese banks. In 2005, the Bank of China, China Construction Bank, and China Industrial & Commercial Bank have approved lines of credit of $12,048,192 (equivalent of RMB100,000,000), $8,433,735 (equivalent of
RMB70,000,000) and $2,409,639 (equivalent of RMB20,000,000), respectively to the Company.

3. Reduce capital investment activities to meet working capital requirements. The Company has invested $25,600,000 from the beginning of 2003 to March 31,2005 to enlarge its production lines. The current production capacity has reached the objective of annual production of 600,000 sets of automotive steering gears. During the remaining period of 2005, the Company will reduce its investment activities appropriately to meet its working capital requirements.

INVESTING. During the three months ended March 31, 2005, the Company expended $770,761 in investment activities, including an increase in other receivables of $142,253 and payment of $552,890 to acquire property, plant and equipment and $75,618 to acquire intangible assets. During the three months ended March 31, 2004, the Company expended $3,025,295 in investment activities, including an increase in other receivable of $1,004,054, and payments of $1,394,735 to acquire property, plant and equipment, and an investment of $626,506 in Jingzhou.

FINANCING. During the three months ended March 31, 2005, cash generated in activities of $1,679,922 consisted of the proceeds from bank loans of $2,409,638, advances from shareholders/directors of

$57,635, offset by dividend payments to minority shareholders of $787,321. During the three months ended March 31, 2004, cash generated in financing activities of $7,623,091, consisted of the proceeds from bank loans of $3,975,904, advances from shareholders/directors of $2,664,289 and contributions to capital by minority interest holders of $982,898.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2005 and 2004, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

SUBSEQUENT EVENT

On April 12,2005, one of the subsidiary companies, Great Genesis entered into a joint-venture agreement with Shanghai Hongxi Investment Inc. ("Hongxi"), Sensor System Solution Inc. ("Sensor") to establish a joint venture - Universal Sensor Application Inc. ("USAI") in the Wuhan East Lake development zone. Hubei is engaged to produce and sell sensor modules. The registered capital of the joint venture will be US$ 10 million. Great Genesis and Hongxi will invest US$ 6 million and 1 million, respectively, with cash and land and building. They accounted for 60% and 10% of the total registered capital, respectively. Sensor will invest US$ 3 million in technology, accounting for 30% of the total registered capital. The registered capital is required to be paid in three installments within one year after signing of the joint venture agreement (April 12,2005).

COMMITMENTS AND CONTINGENCIES:

The Company has the following material contractual obligations and capital expenditure commitments:

      Date                 Parties involved        Description of Commitments and Contingencies
------------------   ---------------------------   --------------------------------------------
October 30, 2001             Henglong              Ten year license agreement for
                                &                  the design of power steering systems.
                     Bishop Steering Technology
                       Limited ("Bishop"), an      Henglong is obligated to pay Bishop a
                         Australian company        approximately technical assistance fee of
                                                   $200,000 per year during the first two
                                                   years and $110,000 per year during the
                                                   remaining eight years of the agreement.

March 2003                   Henglong              Purchase and construction agreement to
                                &                  design and construct a software research and
                      Wuhan Huazhong Shuguang      development facility.
                      Software Park Co., Ltd.

                                                   Total value $4,820,000.

                                                   The Company paid $2,421,300 during 2003.
                                                   The Company will pay an additional
                                                   $952,900 during 2004 and pay off the
                                                   remaining $1,445,800 after it receives a
                                                   license for the right to use the land
                                                   and a building property certificate. As
                                                   of March 31,2005, the Company has paid
                                                   $4,128,096 based on the construction
                                                   progress, and $691,904 remains
                                                   outstanding

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

October 2003                 Henglong              Invest $10,000,000 to develop an
                                &                  industrial enterprise to carry out
                     Wuhu Science and Technology   automobile component projects related to
                                  Zone             power steering systems. The agreement
                                                   does not specify a time limit. The
                                                   Company plans to invest in phases over a
                                                   five year period. The Company plans to
                                                   invest approximately $870,000 in the
                                                   first phase to acquire land use rights.
                                                   The Company advanced approximately
                                                   $435,000 during 2003 pursuant to the
                                                   agreement under the first phase. The
                                                   second phase of investment was delayed
                                                   because the local Government did not
                                                   complete its water and electricity
                                                   supply system on time. This new

                                                   plant is expected to service a large
                                                   vehicle manufacturer in Wuhu at reduced
                                                   transportation and storage costs.

October 5, 2003              Henglong              Letter of intent for a joint venture to
                                &                  develop a sensor production facility.
                     Advanced Custom Sensors,

                                                   Henglong will be responsible for initial
                                                   loans and payments of $500,000, payable
                                                   in two installments of $250,000, to be
                                                   used for the development of related
                                                   products, the training of personnel, and
                                                   other operating costs. The first payment
                                                   of $250,000 was made on February 12,
                                                   2004. The Company paid $45,000 on August
                                                   31, 2004 based on the development
                                                   progress. The Company expects to pay the
                                                   remaining $205,000 in 2005.

March to December,         Henglong & some         Have entered into some equipment
2004                   equipment manufacturers     contracts with total value approximately
                                                   $4,720,000. Henglong has paid $1,740,000
                                                   during 2004, and will pay off the
                                                   remaining $2,980,000 during 2005. During
                                                   the three months ended March 31,2005,
                                                   the Company has paid $1,712,317 based on
                                                   the construction progress, and
                                                   $1,267,683 remains outstanding

March to December         Jiulong & some           Have entered into some equipment
2004                   equipment manufacturers     contracts with total value of
                                                   approximately $2,750,000. Jiulong has
                                                   paid $1,020,000 during 2004, and will
                                                   pay off the remaining $1,730,000 during
                                                   2005. During the three months ended
                                                   March 31,2005, the Company has paid
                                                   $98,797 based on the construction
                                                   progress, and $1,631,203 remains
                                                   outstanding

INFLATION AND CURRENCY MATTERS:

In the most recent decade, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation.

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. The Company conducts virtually all of its business in China and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation or currency fluctuation of the RMB against the US$ would adversely affect the Company's financial performance when measured in US$. Although prior to 1994 the RMB experienced significant devaluation against the US$, the RMB has remained fairly stable since then. In addition, the RMB is not freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of foreign currencies. Effective December 1,1998, all foreign exchange transactions involving the RMB must take place through authorized banks or financial institutions in China at the prevailing exchange rates quoted by the People's Bank of China.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments. A 10 basis point change in the Company's average debt interest rate would not have a material effect on the Company's results of operations.

With respect to foreign currency exchange rates, the Company does not believe that a devaluation or fluctuation of the RMB against the US dollar would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products and the purchase of raw materials and services are settled in RMB. The effect of a devaluation or fluctuation of the RMB against the US$ would affect the Company's results of operations, financial position and cash flows, when presented in US$ (based on a current exchange rate) as compared to RMB.

As the Company's debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any risk from an increase in market interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rates would cause a commensurate increase in the interest expense related to such borrowings.

ITEM 4. CONTROLS AND PROCEDURES

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

                                               CHINA AUTOMOTIVE SYSTEMS, INC.
                                               ------------------------------
                                                       (Registrant)

DATE: May 5, 2005                         By:  /s/ HANLIN CHEN
                                               -----------------------------
                                               Hanlin Chen
                                               President and Chief
                                               Executive Officer

DATE: May 5, 2005                         By:  /s/ DAMING HU
                                                ----------------------------
                                               Daming Hu
                                               Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number    Description of Document
-------   ---------------------------------
10.1      Joint Venture Agreement, dated April 12, 2005 between [CHINESE
          CHARACTER] and Sensor System Solutions, Inc. to set up Universal
          Sensor Application, Inc.*

10.2      Constitutions of Universal Sensor Application, Inc., dated April 12,
          2005*

10.3      Technology Transfer Contract between [CHINESE CHARACTER], Sensor
          System Solutions, Inc. and Hongkong Great Genesis Group Co., LTD*

31.1      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002 - Hanlin Chen*

31.2      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002 - Daming Hu*

32.1      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002 - Hanlin Chen*

32.2      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002 - Daming Hu*


-------------
* Filed herewith