Form 10-Q
period 2005-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2005-08-09
CIK 1157762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 000-33123

China Automotive Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0885775

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

No. 1 Henglong Road, Yu Qiao Development Zone
Shashi District, Jing Zhou City, Hubei Province
People’s Republic of China

(Address of principal executive offices)

Issuer’s telephone number: (86) 716-832-9196
Issuer’s fax number: (86) 716-832-9298

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

Yes ☒	No ☐

          Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          As of June 30, 2005, the Company had 22,574,542 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.
INDEX

PART 1 - Financial Information

Item 1. Financial Statements.

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,055,235	$11,164,639
Pledged cash deposits	2,865,876	1,842,536
Accounts and notes receivable, including $1,495,718 and $982,722 from related parties at June 30, 2005 and December 31, 2004, respectively, net of an allowance for doubtful accounts of $2,923,299 and $2,944,990 at June 30, 2005 and December 31, 2004, respectively	33,938,383	37,632,603
Advance payments, including $647,603 and $433,724 to related parties at June 30, 2005 and December 31, 2004, respectively	6,394,706	3,886,406
Inventories	14,536,887	12,507,910

Total current assets	68,791,087	67,034,094

Long-term Assets:
Property, plant and equipment	45,779,657	43,552,725
Less: Accumulated depreciation	(9,834,019)	(7,609,101)

	35,945,638	35,943,624

Intangible assets, net	519,176	392,552
Other receivables, including $2,255,396 and $974,815 from related parties at June 30, 2005 and December 31, 2004, respectively, net of an allowance for doubtful accounts of $975,890 and $930,425 at June 30, 2005 and December 31, 2004, respectively	2,932,692	2,044,086
Long-term investments	72,289	72,289

Total assets	$108,260,882	$105,486,645

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets (continued)

	June 30, 2005	December 31, 2004

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$13,012,048	$13,614,458
Accounts and notes payable, including $232,155 and $522,754 to related parties at June 30, 2005 and December 31, 2004, respectively	30,290,027	28,518,720
Customer deposits	153,039	227,389
Accrued payroll and related costs	1,392,069	1,370,576
Accrued expenses and other payables	3,905,849	5,005,525
Accrued pension costs	3,093,107	2,438,971
Taxes payable	3,614,322	3,814,746
Amounts due to shareholders/directors	644,139	589,594

Total current liabilities	56,104,600	55,579,979

Long-term liabilities:
Advances payable	196,222	196,378

Minority interests	18,384,523	17,571,838
Stockholders’ equity:
Preferred stock, $0.0001 par value- Authorized - 20,000,000 shares Issued and outstanding - None	—	—
Common stock, $0.0001 par value- Authorized - 80,000,000 shares Issued and Outstanding- 22,574,542 shares at June 30, 2005 and December 31, 2004	2,257	2,257
Additional paid-in capital	18,072,018	18,003,168
Retained earnings-
Appropriated	4,396,339	4,396,339
Unappropriated	11,101,863	9,733,626
Foreign currency translation gain	3,060	3,060

Total stockholders’ equity	33,575,537	32,138,450

Total liabilities and stockholders’ equity	$108,260,882	$105,486,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,

	2005	2004

Net sales, including $544,935 and $372,454 to related parties in 2005 and 2004, respectively	$16,763,309	$15,325,346
Cost of sales, including $490,032 and $362,182 purchased from related parties in 2005 and 2004, respectively	10,796,558	8,587,372

Gross profit	5,966,751	6,737,974

Costs and expenses:
Selling	1,716,305	866,762
General and administrative	2,337,603	2,411,054
Depreciation and amortization	172,626	131,179
Stock-based compensation	68,850	—

Total costs and expenses	4,295,384	3,408,995

Income from operations	1,671,367	3,328,979

Other income (expense):
Other non-operating income	31,702	307,995
Financial expenses	(324,368)	(251,074)

Other income (loss), net	(292,666)	56,921

Income before income taxes	1,378,701	3,385,900
Income taxes	302,361	452,988

Income before minority interest	1,076,340	2,932,912
Minority interests	574,286	1,107,804

Income from continuing operations	502,054	1,825,108
Loss from discontinued operations (Note 15)	—	(19,750)

Net income	$502,054	$1,805,358

Net income per common share -
Basic and diluted from continuing Operations	$0.02	$0.08
Basic and diluted from discontinued Operations	$0.00	$(0.00)

Basic	$0.02	$0.08

Diluted	$0.02	$0.08

Weighted average number of common shares outstanding -
Basic	22,574,542	22,574,542
Diluted	22,577,958	22,574,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Six Months Ended June 30

	2005	2004

Net sales from continued operations, including $999,860 and $657,523 to related parties in 2005 and 2004, respectively	$30,739,759	$26,717,062
Cost of sales, including $895,788 and $756,358 purchased from related parties in 2005 and 2004, respectively	19,742,667	15,419,270

Gross profit	10,997,092	11,297,792

Costs and expenses:
Selling	2,390,373	1,276,168
General and administrative	4,899,754	4,538,533
Depreciation and amortization	353,290	246,885
Stock-based compensation	68,850	—

Total costs and expenses	7,712,267	6,061,586

Income from operations	3,284,825	5,236,206

Other income (expense):
Other non-operating income	57,021	426,828
Financial expenses	(607,601)	(335,880)

Other income (loss), net	(550,580)	90,948

Income before income taxes	2,734,245	5,327,155
Income taxes	553,323	765,388

Income before minority interest	2,180,922	4,561,767
Minority interests	812,685	1,706,961

Income from continuing operations	1,368,237	2,854,806
Loss from discontinued operations (Note 15)	—	(35,659)

Net income	$1,368,237	$2,819,147

Net income per common share -
Basic and diluted from continuing Operations	$0.06	$0.13
Basic and diluted from discontinued Operations	$0.00	$(0.01)

Basic	$0.06	$0.12

Diluted	$0.06	$0.12

Weighted average number of common shares outstanding -
Basic	22,574,542	22,574,542
Diluted	22,594,005	22,574,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,

	2005	2004

Net income	$502,054	$1,805,358
Other comprehensive income:
Foreign currency translation gain	—	2,934

Comprehensive income	$502,054	$1,808,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Six Months Ended June 30

	2005	2004

Net income	$1,368,237	$2,819,147
Other comprehensive income:
Foreign currency translation gain	—	7,119

Comprehensive income	$1,368,237	$2,826,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended June 30

	2005	2004

Cash flows from operating activities:
Net income	$502,054	$1,825,108
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Minority interests	574,286	1,107,804
Depreciation and amortization	1,234,198	398,352
Allowance for doubtful accounts	103,760	102,890
Stock-based compensation	68,850	—
Other operating adjustments	—	5,728
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	(139,423)	(17,852)
Accounts and notes receivable	1,949,942	9,769,681
Advance payments	(936,827)	1,566,731
Inventories	(2,112,833)	(2,148,423)
Increase (decrease) in:
Accounts and notes payable	2,626,270	2,157,741
Customer deposits	(129,414)	479,905
Accrued payroll and related costs	21,757	160,945
Accrued expenses and other payables	314,563	1,376,863
Accrued pension costs	402,908	249,029
Taxes payable	(465,907)	(788,026)
Advances payable	—	—

Net cash provided by operating activities from continuing operations	4,014,184	16,246,476
Net cash used in operating activities from discontinued operations (Note 15)	—	(391,720)

Net cash provided by operating activities	4,014,184	15,854,756

Cash flows from investing activities:
(Increase) decrease in other receivables	(1,123,711)	(991,677)
Cash paid to acquire property, plant and equipment	(1,674,042)	(3,326,045)
Cash paid to acquire intangible assets	(118,527)	—
(Increase) decrease in investments	—	—

Net cash used in investing activities from continuing operations	(2,916,280)	(2,334,368)
Net cash used in investing activities from discontinued operations (Note 15)	—	(224,711)

Net cash used in investing activities	(2,916,280)	(2,559,079)

China Automotive Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Three Months Ended June 30,

	2005	2004

Cash flows from financing activities:
Proceeds from bank loans, net	(3,012,048)	—
Dividends paid to minority interest holders of joint-ventures	—	(4,469,379)
Increase in amounts due to shareholders/directors	(3,060)	(7,328,658)
Contributions to capital by minority interest holders	—	280,561

Net cash (used in) financing activities from continuing operations	(3,015,108)	(11,517,467)
Net cash provided by financing activities from discontinued operations (Note 15)	—	(602,410)

Net cash (used in) financing activities	(3,015,108)	(10,915,066)

Net (decrease) of cash and cash equivalents from discontinued operations (Note 15)	—	(14,021)
Net increase (decrease) of cash and cash equivalents from continued operations	(1,917,204)	2,394,632

Cash and cash equivalents:
Net increase (decrease)	(1,917,204)	2,394,632
At beginning of period	12,972,439	14,000,779

At end of period	$11,055,235	$16,395,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended June 30,

	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$95,905	$186,224

Cash paid for income taxes	$457,845	$411,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net income	$1,368,237	$2,854,806
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	812,685	1,706,961
Depreciation and amortization	2,292,439	1,152,495
Allowance for doubtful accounts	197,321	443,586
Stock-based compensation	68,850	—
Other operating adjustments	—	9,913
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	(1,023,340)	(278,388)
Accounts and notes receivable	3,874,257	8,772,220
Advance payments	(2,508,300)	(766,785)
Inventories	(2,028,977)	(4,557,212)
Increase (decrease) in:
Accounts and notes payable	1,771,307	4,118,098
Customer deposits	(74,350)	522,464
Accrued payroll and related costs	21,493	80,464
Accrued expenses and other payables	(312,355)	1,985,948
Accrued pension costs	654,136	468,174
Taxes payable	(200,424)	(1,542,153)
Advances payable	(156)	—

Net cash provided by operating activities from continuing operations	4,912,823	14,970,591
Net cash (used in) operating activities from discontinued operations (Note 15)	—	(258,583)

Net cash provided by operating activities	4,912,823	(14,712,008)

Cash flows from investing activities:
(Increase) decrease in other receivables	(1,265,964)	(12,377)
Cash paid to acquire property, plant and equipment	(2,226,932)	(4,720,780)
Cash paid to acquire intangible assets	(194,145)	—
(Increase) decrease in investments	—	(626,506)

Net cash (used in) investing activities from continuing operations	(3,687,041)	(5,359,663)
Net cash provided by investing activities from discontinued operations (Note 15)	—	377,428

Net cash (used in) investing activities	(3,687,041)	(4,982,235)

China Automotive Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended June 30,

	2005	2004

Cash flows from financing activities:
Proceeds from bank loans, net	(602,410)	3,975,904
Dividends paid to minority interest holders of joint-ventures	(787,321)	(4,469,379)
Increase in amounts due to shareholders/directors	54,545	(4,664,369)
Contributions to capital by minority interest holders	—	1,263,459

Net cash (used in) financing activities from continuing operations	(1,335,186)	(3,894,385)
Net cash (used in) financing activities from discontinued operations (Note 15)	—	(24,096)

Net cash (used in) financing activities	(1,335,186)	(3,918,481)

Net increase of cash and cash equivalents from discontinued operations (Note 15)	—	94,749
Net increase (decrease) of cash and cash equivalents from continued operations	(109,404)	5,716,543

Cash and cash equivalents:
Net increase (decrease)	(109,404)	5,716,543
At beginning of period	11,164,639	10,678,868

At end of period	$11,055,235	$16,395,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,

	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$381,283	$289,513

Cash paid for income taxes	$673,345	$871,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months and Six Months ended June 30, 2005 and 2004

1.   ORGANIZATION AND BASIS OF PRESENTATION

Organization - Effective March 5, 2003, Visions-In-Glass, Inc., a United States public company incorporated in the State of Delaware (“Visions”), entered into a Share Exchange Agreement to acquire 100% of the shareholder interest in Great Genesis Holding Limited, a company incorporated on January 3, 2003 under the Companies Ordinance in Hong Kong as a limited liability company (“Great Genesis”), as a result of which Great Genesis became a wholly-owned subsidiary of Visions. At the closing, the former directors and officers of Visions resigned, and new directors and officers were appointed. Visions subsequently changed its name to China Automotive Systems, Inc.

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company”. The Company, through its Sino-foreign joint ventures described below, is engaged in the manufacture and sale of automotive systems and components in the People’s Republic of China (the “PRC” or “China”) as described below.

Ji Long Enterprise Investment Limited was incorporated on October 8, 1992 under the Companies Ordinance in Hong Kong as a limited liability company (“Ji Long”). Ji Long is an investment holding company. Effective March 4, 2003, all of the shareholders of Ji Long exchanged their 100% shareholder interest for a 100% shareholder interest in Great Genesis, as a result of which Ji Long became a wholly-owned subsidiary of Great Genesis.

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

Great Genesis owns the following aggregate net interests in five Sino-foreign joint ventures (Jingzhou was sold in August 2004) organized in the PRC:

	Percentage Interest

Name of Entity	June 30, 2005	June 30, 2004

Jingzhou Henglong Automotive Parts Co. Limited (“Henglong”)	44.5%	42.0%
Shashi Jiulong Power Steering Co. Limited (“Jiulong”)	81.0%	81.0%
Shenyang Jinbei Henglong Automotive Steering System Co. Limited (“Shenyang”)	70.0%	55.0%
Zhejiang Henglong & Vie Pump-Manu Co. Limited (“Zhejiang”)	51.0%	51.0%
Universal Sensor Application, Inc. (“USAI”)	60.0%	—
Jingzhou Henglong Fulida Textile Co., Ltd. (“Jingzhou”)	—	51.0%

On December 31, 2003, the Company owned 55% of Shenyang. On April 8, 2004, the board of directors approved an increase in Shenyang’s registered capital and total capital from $5,421,687 (RMB45,000,000) to $8,132,530 (RMB67,500,000); the Chinese investor was changed from Shenyang Jinbei Automotive Industry Co., Ltd. to Shenyang Jinbei Automotive Company Limited. The shareholder transfer and capital increase, along with the newly signed Joint Venture Agreement and Articles of Incorporation, were approved by the applicable PRC authorities. Accordingly, Shenyang’s registered capital is now $8,132,530 (RMB67,500,000), including $5,692,771 (RMB47,250,000) from the Company, which is 70% of the total registered capital, and $2,439,759 (RMB20,250,000) from Shenyang Jinbei Automotive Company Limited, which is 30% of the total registered capital. The increase in capital of $2,710,843 (RMB22,500,000) has been contributed to Shenyang.

Jingzhou was formed in February, 2003 to produce environmental textiles and raw materials, and was owned 51% by Ji Long. Effective August 31, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into an equity exchange agreement (the “Exchange Agreement”) with Hubei Wanlong Investment Co., Ltd. (“HBWL”) controlled by Mr. Hanlin Chen, the Company’s Chairman. Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of HBWL’s equity interest in Henglong based on their respective fair market values as determined by an independent appraisal firm. The difference between the fair value and the book value resulting from the disposition of the joint venture interest in Jingzhou was debited to additional paid-in capital. With respect to consideration paid by the Company in excess of its Chairman’s basis for his investment, such excess has been charged to additional paid-in capital as a distribution to the Chairman, resulting in the acquired 2.5% equity interest in Henglong being recorded by the Company at the Chairman’s original cost basis. The Company paid approximately $90,000 to HBWL in conjunction with this transaction.

The divested non-core business of Jingzhou has been treated as a discontinued operation under SFAS No. 144. Jingzhou’s results of operation and related charges have been reclassified as discontinued operations in the Company’s consolidated statements of operations. The Company’s prior financial statements have been restated to reflect the discontinued operation of Jingzhou (see Note 15).

Henglong, established in 1997, and Jiulong, established in 1993, are mainly engaged in the production of rack and pinion power steering gears and integral ball and nut power steering gears for cars, light and heavy-duty vehicles. Shenyang and Zhejiang were established in 2002 and are focused on power steering parts and power steering pumps.

On April 12, 2005, one of the subsidiary companies, Great Genesis entered into a joint-venture agreement with Shanghai Hongxi Investment Inc. (“Hongxi”), and Sensor System Solution Inc. (“Sensor”) to establish a joint venture - Universal Sensor Application Inc. (“USAI”) in the Wuhan East Lake development zone. USAI will produce and sell sensor modules. The registered capital of the joint venture is $ 10 million. Great Genesis and Hongxi will invest $ 6 million and 1 million, respectively, with cash and land and building, which will account for 60% and 10% of the total registered capital, respectively. Sensor will invest $ 3 million in technology, accounting for 30% of the total registered capital. The registered capital is required to be paid in three installments within one year after signing of the joint venture agreement (April 12, 2005). As of June 30, 2005, USAI has not conducted any business since its registered capital has not been contributed.

Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and Sino-foreign joint ventures for the three months and six months ended June 30, 2005 and 2004. All significant inter-company accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Foreign Currencies - The Company maintains its books and records in Renminbi (“RMB”), the currency of the PRC, its functional currency. Foreign currency transactions are reflected using the temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income (loss) for the period.

In translating the financial statements of the Company from its functional currency into its reporting currency in United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity. Translation of amounts into United States dollars (“US$”) has been made at the rate of RMB8.30 to US$1.00.

The RMB is not readily convertible into United States dollars or other foreign currencies. The foreign exchange rate between the United States dollar and the RMB has been stable at approximately 1 RMB to US$0.1205 prior to July 21, 2005. On July 21, 2005, the People’s Bank of China quoted another rate of exchange between the United States dollar and the RMB at approximately 1RMB to US$0.1233.

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the three months and six months ended June 30, 2005 and 2004.

The consolidated balance sheet as of December 31, 2004 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company’s management believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSBA, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

Income Per Share - Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of warrants. The Company had potentially dilutive securities consisting of options to purchase 22,500 shares of common stock to three independent directors at $6.83 per share, which were granted on June 28, 2005.

Stock-Based Compensation - The Company may periodically issue shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.

The Company may periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, which establishes a fair value method of accounting for stock-based compensation plans.

The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options or warrants to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per common share had the fair value of the stock options and warrants been recorded in the financial statements. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options and warrants is measured as the excess, if any, of the fair market price of the Company’s common stock at the date of grant above the amount an employee must pay to acquire the common stock.

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

Comprehensive Income - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

For the three months and six months ended June 30, 2005, the Company has not recorded any other comprehensive income. For the three months and six months ended June 30, 2004, the Company’s only component of other comprehensive income is foreign currency translation gain of $2,934 and $7,119. These amount have been recorded as a separate component of stockholders’ equity.

Restatement - Certain restatement has been made to the financial statements for the three months and six months ended June 30, 2004 to reflect the discontinued operation of Jingzhou (see Note 15).

2. Certain Significant Risks and Uncertainties

The Company is subject to the consideration and risks of operating in the PRC. These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC.

The economy of the PRC differs significantly from the economies of the “western” industrialized nations in structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions in the PRC.

Many laws and regulations dealing with economic matters in general and foreign investment in particular have been enacted in the PRC. However, the PRC still does not have a comprehensive system of laws, and enforcement of existing laws may be uncertain and sporadic.

The Company’s operating assets and primary sources of income and cash flows are the interests of its subsidiaries in Sino-foreign joint ventures in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its “open-door” policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

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

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable from customers. Cash and cash equivalents are maintained with major banks in the PRC. The Company’s business activity is with customers in the PRC. The Company periodically performs credit analysis and monitors the financial condition of its clients in order to minimize credit risk.

Any devaluation of the RMB against the United States dollar would have adverse effects on the Company’s financial performance and asset values when measured in terms of the United States dollar. Should the RMB significantly devalue against the United States dollar, such devaluation could have a material adverse effect on the Company’s earnings and the foreign currency equivalent of such earnings. The Company does not hedge its RMB - United States dollar exchange rate exposure.

On July 21, 2005, the PRC government regulated exchange rate from 1 RMB: US$0.1205 which was announced in January 1, 1994 to 1 RMB: US$0.1233 as quoted daily by the People’s Bank of China (the “Unified Exchange Rate”). No representation is made that the RMB amounts have been, or could be, converted into US$ at that rate. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submission of a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company’s financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant effect on the Company’s financial statement presentation or disclosures.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company implemented the disclosure provisions of FIN 45 in its December 31, 2002 consolidated financial statements, and the measurement and recording provisions of FIN 45 effective January 1, 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (and Interpretation of ARB No. 51)” (“FIN 46”). FIN 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of FIN 46 are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The implementation of the provisions of FIN 46 effective January 31, 2003 did not have a significant effect on the Company’s consolidated financial statement presentation or disclosures.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an Amendment of ARB No. 43, Chapter 4.” This statement amends Accounting Research Bulletin No. 43, Chapter 4, to clarify those abnormal amounts of idle facility expense, freight handling costs and materials (spoilage) should be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23,2004. The provision of Statement No. 151 should be applied prospectively. The adoption of this accounting principle is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement replaces FAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The adoption of the statement will result in the expensing of the fair value of stock options granted to employees in the basic financial statements. Previously, the Company elected to only disclose the impact of expensing the fair value of stock options in the notes of the financial statements. The statement is effective for the quarters commencing after June 15, 2005.

The statement applies to new equity awards and to equity awards modified, repurchased, or canceled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under Statement No. 123. Charges to the grant-date fair value of equity awards granted before the effective date of this statement are precluded. The compensation cost of those earlier awards shall be attributed to periods beginning on or after the effective date of this statement using the attribution method that was used under Statement No. 123, except that the method of recognizing forfeitures only as they occur shall not be continued. Any unearned or deferred compensation (contra-equity accounts) related to those earlier awards shall be eliminated against the appropriate equity accounts. Additionally, common stock purchased pursuant to stock options granted under the Company’s employee stock purchase plan will be expensed based upon the fair market value of the stock option. The statement also allows for a modified version of retrospective application to periods before the effective date. Modified retrospective application may be applied either (a) to all prior years for which Statement No. 123 was effective or (b) only to prior interim periods in the year of initial adoption. An entity that chooses to apply the modified retrospective method to all prior years for which Statement No. 123 was effective shall adjust financial statements for prior periods to give effect to the fair-value-based method of accounting for awards granted, modified, or settled in cash in fiscal years beginning after December 15, 1994, on a basis consistent with the pro forma disclosures required for those periods by Statement No. 123. Accordingly, compensation cost and the related tax effects will be recognized in those financial statements as though they had been accounted for under Statement No. 123. Changes to amounts as originally measured on a pro forma basis are precluded. The adoption of FAS No. 123R is not expected to have a material impact on the Company’s financial position and results of operation.

In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, The guidance in APB Option No. 29, “Accounting for Nonmoneary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of FAS 153 is not expected to have a material impact on the Company’s financial position or results of operations.

In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 through 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The AJCA introduces a special tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in the Company’s tax return. The adoption of AJCA is not expected to have a material impact on the Company’s financial position and results of operation.

In June 2004, the FASB issued Emerging Issues Task Force Issue No. 02-14 (“EITF 02-14”), “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. The Company does not expect the adoption of EITF 02-14 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued.

4.   ACCOUNTS RECEIVABLE

The Company’s accounts receivable at June 30, 2005 (unaudited) and December 31, 2004 are summarized as follows:

	June 30 2005	December 31 2004

Accounts receivable	$27,524,815	$28,440,608
Bills receivable	9,336,867	12,136,985
Less: allowance for doubtful accounts	(2,923,299)	(2,944,990)

	$33,938,383	$37,632,603

5.   OTHER RECEIVABLES

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. At June 30, 2005, other receivables totaled $2,932,692, including $2,255,396 to related parties, net of an allowance for doubtful accounts of $975,890. The allowance for doubtful accounts included $375,853 made to an investee of Jiulong.

At December 31, 2004, other receivables totaled $2,044,086, including $974,815 to related parties, net of an allowance for doubtful accounts of $930,425. The allowance for doubtful accounts included $472,843 made to an investee of Jiulong.

In 1997, Jiulong, one of the Company’s Sino-foreign joint ventures, made an investment to establish an auto sales company named Jingzhou Jiulong Machinery and Electronic Material Co., Ltd. (“JL Material”) together with a partner, Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. Jiulong contributed and owned 20% of JL Material’s total registered capital of $1,204,819 (the equivalent of RMB10,000,000). During the six-year period from 1997 through 2002, Jiulong sold vehicles to JL Material on credit and JL Material made the payments to Jiulong according to the terms of their agreement.

Since JL Material was experiencing financial difficulties, the Company recorded in 2004 a full allowance of $472,843 to the account due from JL Material. During six months ended June 30,2005, the Company collected receivable from JL Material of $96,990 and recorded a decrease in allowance for doubtful accounts. The Company terminated the above mentioned agreement with JL Material during 2003.

With the exception of other receivables from JL Material, the Company believes that all other receivables are collectible, as the related parties are in good financial conditions and are paying their payables to Company pursuant to the terms of their respective contracts.

6.   INVENTORIES

Inventories at June 30, 2005 (Unaudited) and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004

Raw materials	$3,440,409	$3,868,859
Work-in-process	2,225,868	2,049,963
Finished goods	9,378,024	6,817,372

	15,044,301	12,736,194
Less: provision for loss	(507,414)	(228,284)

	$14,536,887	$12,507,910

7.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2005 (unaudited) and December 31, 2004 are summarized as follows:

	June 30 2005	December 31 2004

Land use rights and buildings	$18,415,506	$13,232,650
Machinery and equipment	23,359,612	20,425,269
Electronic equipment	1,607,052	1,694,587
Motor vehicles	2,156,883	2,083,578
Construction in progress	240,604	6,116,641

	45,779,657	43,552,725
Less: Accumulated depreciation	(9,834,019)	(7,609,101)

	$35,945,638	$35,943,624

8.   INTANGIBLE ASSETS

The activity in the Company’s intangible asset account at June 30, 2005 (unaudited) and December 31, 2004 are summarized as follows:

	June 30 2005	December 31 2004

Balance at beginning of year,	$392,552	$218,639
Add: Additions during the year -
Management software license	—	158,159
Mapping design software license	—	72,289
Information system software	194,145	—

	586,697	449,087
Less: Amortization for the year	(67,521)	(56,535)

Balance at end of year	$519,176	$392,552

9.   ACCOUNTS PAYABLE

Accounts payable at June 30, 2005 (unaudited) and December 31, 2004 are summarized as follows:

	June 30 2005	December 31 2004

Accounts payable	$16,055,734	$15,358,250
Notes payable	14,234,293	13,160,470

	$30,290,027	$28,518,720

Notes payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits, notes receivable and certain plant and machinery to secure trade financing granted by banks.

10.  BANK LOANS

At June 30, 2005, the Company through its Sino-foreign joint ventures had outstanding fixed-rate short-term bank loans of $13,012,048, consisting of $6,626,506 guaranteed mutually by the Sino-foreign joint ventures and $6,385,542 mortgaged with some of the plant and equipment of the Company. The weighted average interest rate for the six months ended June 30, 2005 was 5.89% per annum.

At December 31, 2004, the Company through its Sino-foreign joint ventures had outstanding fixed-rate short-term bank loans of $13,614,458. The weighted average interest rate for the year ended December 31, 2004 was 4.98% per annum. Jiulong, one of the Company’s joint ventures, provided Henglong, another of the Company’s joint ventures, with loan guarantees covering bank loans of $3,012,000. Henglong provided Jiulong with loan guarantees covering bank loans of $6,627,000. The remaining balance of the bank loan of $3,976,000 was mortgaged with some of the plant and equipment of the Company.

11.  AMOUNTS DUE TO SHAREHOLDERS/DIRECTORS

The activity in the amounts due to shareholders/directors for the six months ended June 30, 2005 (unaudited) is as follows:

Balance, December 31, 2004	$589,594
Cash advances from shareholders	54,545

Balance, June 30, 2005	$644,139

At June 30, 2005 and December 31, 2004, the amounts due to shareholders/directors were unsecured, interest-free and repayable on demand.

12.  MINORITY INTERESTS

The activities in respect of the amounts of the minority interests’ equity during the six months ended June 30, 2005 (unaudited) are summarized as follows:

Balance, December 31, 2004	$17,571,838
Minority interests’ equity income	812,685

Balance, June 30, 2005	$18,384,523

13.  STOCKHOLDERS’ EQUITY

During March 2003, in exchange for the acquisition of 100% of the shareholder interest in Great Genesis, the shareholders of Great Genesis were issued 20,914,250 shares of common stock of Visions.

During March 2003, in connection with the transaction with Great Genesis described at Note 1, the Company effected a 3.5 to 1 forward split of its outstanding shares of common stock, thus increased 5,293,000 shares of common stock outstanding at that time to 18,525,500 shares, of which 17,424,750 shares were then returned to the Company and cancelled.

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

In July 2004, the Company adopted a stock option plan subject to shareholders approval, which stock option plan was approved at the Company’s annual general meeting on June 28, 2005. The stock option plan provides for the issuance to the Company’s officers, directors, management and employees of options to purchase shares of the Company’s common stock. On July 21, 2004, the Company issued options to purchase 7,500 shares of common stock to each of its three independent directors. Such stock options vest immediately upon grant and are exercisable at $4.50 per share over a period of two years. The exercise price represents an 11.11% premium from the fair market value based on the grant date of the stock options. On June 28, 2005, the Company issued additional options to purchase 7,500 shares of common stock to each of its three independent directors. Such stock options vest immediately upon grant and are exercisable at $6.83 per share over a period of five years. The exercise price represents the fair market value based on the grant date of the stock options.

14.  INCOME TAXES

The Company’s Sino-foreign joint ventures are subject to PRC state and local income taxes at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign invested enterprises. In accordance with the Income Tax Law of the PRC for Enterprises with Foreign Investments and Foreign Enterprises, enterprises with foreign investments and foreign enterprises meeting certain criteria are entitled to full exemption from income tax for the first two years and a 50% reduction for the next three years, commencing from the first profit-making year after offsetting all tax losses carried forward from the previous five years. Two of the Company’s Sino-foreign joint ventures, Henglong and Jiulong, were subject to a tax rate of 15% during 2004 and 2005. Shenyang was entitled to and was certified for, a two-year tax holiday commencing in 2003, the first profit-making year. Therefore, Shenyang was income tax exempted in 2004 and is subject to a tax rate of 7.5% in 2005. The tax rate for Zhejiang has not yet been approved by tax authorities, but in accordance with the relevant income tax laws as mentioned above, Zhejiang is also entitled to two-year tax exemption in 2004, its first profit-making year, and 2005, its second profit-making year.

No provision for Hong Kong profits tax has been made as Ji Long and Great Genesis are investment holding companies and did not have any assessable profits in Hong Kong during three months ended June 30, 2005 and 2004.

15.  DISCONTINUED OPERATIONS

Effective August 31, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into an equity exchange agreement (the “Exchange Agreement”) with Hubei Wanlong Investment Co., Ltd (“HBWL”), which is controlled by Mr. Chen Hanlin, the Chairman of the Company. Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of HBWL’s equity interests in Henglong based on their respective fair market values as determined by an independent appraisal firm. Accordingly, effective August 31, 2004, the Company did not own any Jingzhou’s equity.

The disposal of Jingzhou was accounted for as discontinued operations according to SFAS No. 144. Financial statements of prior period have been changed to reflect the discontinued operation of Jingzhou. The financial position and operating results of Jingzhou for the three months ended June 30, 2004 are summarized as follows:

(1)   Assets and liabilities of discontinued operations as of June 30, 2004

June 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$146,763
Accounts and notes receivable	151,085
Advance payments	149,817
Inventories	638,097

Total current assets	1,085,762

Property, plant and equipment	2,331,350
Less: Accumulated depreciation	(156,238)

2,175,112

Other receivable	200,728

Total assets	3,461,602

Current liabilities:
Bank loans	602,410
Accounts and notes payable	110,197
Customer deposits	77,577
Accrued payroll and related costs	13,165
Accrued expenses and other payables	591,364
Taxes payable	(22,753)

Total current liabilities	$1,371,960

Net assets	$2,089,642

(2)   Statements of operation from discontinued operations for the three months ended June 30, 2004:

Three months ended June 30, 2004

Net sales	$924,417
Cost of sales	889,056

Gross profit	35,415

Costs and expenses
Selling	12,160
General and administrative	69,894
Depreciation and amortization	1,052

Total costs and expenses	83,106

Income (loss) from operations	(47,691)

Other income (expenses):
Other non-operating income	18,605
Financial expenses	(9,639)

Other income (loss), net	8,966

(Loss) before income taxes	(38,725)
Income taxes	—

(Loss) before minority interest	(38,725)
Minority interest (loss) from discontinued operation	(18,975)

Net (loss) from discontinued operations	$(19,750)

The net loss of discontinued operations of $19,750 from Jingzhou during three months ended June 30, 2004 has been reclassified as net loss from discontinued operations.

(3)   Statements of operation from discontinued operations for the six months ended June 30, 2004:

Six months ended June 30, 2004

Net sales	$2,366,511
Cost of sales	2,302,908

Gross profit	63,603

Costs and expenses
Selling	11,188
General and administrative	127,487
Depreciation and amortization	3,730

Total costs and expenses	142,405

Income (loss) from operations	(78,802)

Other income (expenses):
Other non-operating income	18,605
Financial expenses	(9,722)

Other income (loss), net	8,883

(Loss) before income taxes	(69,919)
Income taxes	—

(Loss) before minority interest	(69,919)
Minority interest (loss) from discontinued operation	(34,260)

Net (loss) from discontinued operations	$(35,659)

The net loss of discontinued operations of $35,659 from Jingzhou during six months ended June 30, 2004 has been reclassified as net loss from discontinued operations.

(4)   Statements of cash flows from discontinued operations for the three months ended June 30, 2004:

Three months ended June 30, 2004

Cash flows from operating activities:
Net loss from discontinued operations	$(19,750)
Adjustments required to reconcile income from discontinued operations to net cash provided by operating activities
Minority interests	(18,975)
Depreciation and amortization	41,534
Allowance of doubtful accounts	39,165
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts and notes receivable	(160,827)
Advance payments	(117,836)
Inventories	(120,560)
Increase (decrease) in:
Accounts and notes payable	25,161
Customer deposits	(39,675)
Accrued payroll and related costs	2,731
Accrued expenses and other payables	(25,408)
Taxes payable	2,721

Net cash provided by operating activities	(391,719)

Cash flow from investing activities:
(Increase) in other receivables	(214,453)
Cash paid to acquire fixed assets	(10,258)
Cash received in investing activities	—

Net cash provided in investing activities	(224,711)

Cash flows from financing activities:
Increase in proceeds from bank loans	602,410
Contributions to capital by minority interest holders	—
(Decrease) in liability related to acquisition of joint venture assets	—

Net cash used in financing activities	602,410

Cash and cash equivalents from discontinued operations:
Net increase	(14,020)
At beginning of year	160,784

At end of period	$146,764

During the three months ended June 30, 2004, the cash flows from Jingzhou have been reclassified as net cash flows used in operation activities from discontinued operations of $391,719, net cash used in investing activities from discontinued operations of $224,711, and net cash provided by financing activities from discontinued operations of $602,410. The net cash provided during three months ended June 30, 2004 have been classified as net decrease of cash and cash equivalents from discontinued operations of $14,020.

(5)   Statements of cash flows from discontinued operations for the six months ended June 30, 2004:

Six months ended June 30, 2004

Cash flows from operating activities:
Net loss from discontinued operations	$(35,659)
Adjustments required to reconcile income from discontinued operations to net cash provided by operating activities
Minority interests	(34,260)
Depreciation and amortization	81,329
Allowance of doubtful accounts	39,165
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts and notes receivable	(148,647)
Advance payments	182,008
Inventories	(33,935)
Increase (decrease) in:
Accounts and notes payable	21,920
Customer deposits	(177,467)
Accrued payroll and related costs	7,778
Accrued expenses and other payables	(189,980)
Taxes payable	29,166

Net cash provided by operating activities	(258,582)

Cash flow from investing activities:
(Increase) in other receivables	(226,338)
Cash paid to acquire fixed assets	(22,740)
Cash received in investing activities	626,506

Net cash provided in investing activities	377,428

Cash flows from financing activities:
Increase in proceeds from bank loans	602,410
Contributions to capital by minority interest holders	578,313
(Decrease) in liability related to acquisition of joint venture assets	(1,204,819)

Net cash used in financing activities	(24,096)

Cash and cash equivalents from discontinued operations:
Net increase	94,750
At beginning of year	52,014

At end of period	$146,764

During the six months ended June 30, 2004, the cash flows from Jingzhou have been reclassified as net cash flows used in operation activities from discontinued operations of $258,582, net cash provided by investing activities from discontinued operations of $377,428, and net cash used in financing activities from discontinued operations of $24,096. The net cash provided during six months ended June 30, 2004 have been classified as net increase of cash and cash equivalents from discontinued operations of $94,750.

16.  SIGNIFICANT CONCENTRATIONS AND RELATED PARTY TRANSACTIONS

The Company grants credit to its customers, generally on an open account basis. The Company’s customers are all located in the PRC.

During the three months ended June 30, 2005, the Company’s ten largest customers accounted for 85.4% of the Company’s consolidated net sales, with four customers individually accounting for more than 10% of consolidated net sales, i.e. 17.5%, 16.3%, 12.2% and 10.8% individually, or an aggregate of 56.8%. At June 30, 2005, approximately 38.49% of accounts receivable were from trade transactions with the aforementioned four customers.

During the six months ended June 30, 2005, the Company’s ten largest customers accounted for an aggregate of 77.9% of its consolidated net sales, with four customers individually accounting for more than 10% of consolidated net sales, i.e. 15.6%, 13.0%, 12.6% and 11.9% individually, or an aggregate of 53.1%. At June 30, 2005, approximately 38.56% of accounts receivable were from trade transactions with the aforementioned four customers.

During the three months ended June 30, 2004, the Company’s ten largest customers accounted for 68.0% of the Company’s consolidated net sales, with two customers individually accounting for more than 10% of consolidated net sales, i.e. 16.8% and 16.7% of consolidated net sales, or an aggregate of 33.5%. At June 30, 2004, approximately 22.9% of accounts receivable were from trade transactions with the aforementioned two customers.

During the six months ended June 30, 2004, the Company’s ten largest customers accounted for 66.5% of the Company’s consolidated net sales, with two customers individually accounting for more than 10% of consolidated net sales, i.e. 20.2% and 15.3% of consolidated net sales, or an aggregate of 35.5%. At June 30, 2004, approximately 22.9% of accounts receivable were from trade transactions with the aforementioned two customers.

During the three months ended June 30, 2005 and 2004, sales to related parties aggregated to $544,935 and $372,454, respectively.

During the six months ended June 30, 2005 and 2004, sales to related parties aggregated to $999,860 and $657,523, respectively.

During the three months ended June 30, 2005 and 2004, purchases from related parties aggregated to $490,032 and $362,182, respectively.

During the six months ended June 30, 2005 and 2004, purchases from related parties aggregated to $895,788 and $756,358, respectively.

17. RELATED PARTY TRANSACTIONS

During the three months and six months ended June 30, 2005 and 2004, the joint ventures entered into related party transactions with companies with common directors as shown below:

	Three Months Ended June 30,

	2005	2004

Sales
- received	$—	$—
- receivable	544,935	372,454
Purchases
- paid	257,877	—
- payable	232,155	362,182

	Six Months Ended June 30,

	2005	2004

Sales
- received	$—	$—
- receivable	999,860	657,523
Purchases
- paid	663,633	142,689
- payable	232,155	613,669

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion on risk factors above.

GENERAL OVERVIEW:

Organization - Effective March 5, 2003, Visions-In-Glass, Inc., a United States public company incorporated in the State of Delaware (“Visions”), entered into a Share Exchange Agreement to acquire 100% of the shareholder interest in Great Genesis Holding Limited, a company incorporated on January 3, 2003 under The Companies Ordinance in Hong Kong as a limited liability company (“Great Genesis”), as a result of which Great Genesis became a wholly-owned subsidiary of Visions. At the closing, the old directors and officers of Visions resigned, and new directors and officers were appointed. Visions subsequently changed its name to China Automotive Systems, Inc.

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company”. The Company, through its Sino-foreign joint ventures described below, is engaged in the manufacture and sale of automotive systems and components in the People’s Republic of China (the “PRC” or “China”) as described below.

Ji Long Enterprise Investment Limited was incorporated on October 8, 1992 under the Companies Ordinance in Hong Kong as a limited liability company (“Ji Long”). Ji Long is an investment holding company. Effective March 4, 2003, all of the shareholders of Ji Long exchanged their 100% shareholder interest for a 100% shareholder interest in Great Genesis, as a result of which Ji Long became a wholly-owned subsidiary of Great Genesis.

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

Great Genesis owns the following aggregate net interests in five Sino-foreign joint ventures (Jingzhou was sold in August 2004) organized in the PRC:

	Percentage Interest

Name of Entity	June 30, 2005	June 30, 2004

Jingzhou Henglong Automotive Parts Co. Limited (“Henglong”)	44.5%	42.0%
Shashi Jiulong Power Steering Co. Limited (“Jiulong”)	81.0%	81.0%
Shenyang Jinbei Henglong Automotive Steering System Co. Limited (“Shenyang”)	70.0%	55.0%
Zhejiang Henglong & Vie Pump-Manu Co. Limited (“Zhejiang”)	51.0%	51.0%
Universal Sensor Application, Inc. (“USAI”)	60.0%	—
Jingzhou Henglong Fulida Textile Co., Ltd. (“Jingzhou”)	—	51.0%

On December 31, 2003, the Company owned 55% of Shenyang. On April 8, 2004, the board of directors approved an increase in Shenyang’s registered capital and total capital from $5,421,687 (RMB45,000,000) to $8,132,530 (RMB67,500,000); the Chinese investor was changed from Shenyang Jinbei Automotive Industry Co., Ltd. to Shenyang Jinbei Automotive Company Limited. The shareholder transfer and capital increase, along with the newly signed Joint Venture Agreement and Articles of Incorporation, were approved by the applicable PRC authorities. Accordingly, Shenyang’s registered capital is now $8,132,530 (RMB67,500,000), including $5,692,771 (RMB47,250,000) from the Company, which is 70% of the total registered capital, and $2,439,759 (RMB20,250,000) from Shenyang Jinbei Automotive Company Limited, which is 30% of the total registered capital. The increase in capital of $2,710,843 (RMB22,500,000) has been contributed to Shenyang.

Jingzhou was formed in February 2003 to produce environmental textiles and raw materials, and was owned 51% by Ji Long. Effective August 31, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into an equity exchange agreement (the “Exchange Agreement”) with Hubei Wanlong Investment Co., Ltd. (“HBWL”), controlled by Mr. Hanlin Chen, the Company’s Chairman. Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of HBWL’s equity interest in Henglong based on their respective fair market values as determined by an independent appraisal firm. The difference between the fair value and the book value resulting from the disposition of the joint venture interest in Jingzhou was debited to additional paid-in capital. With respect to consideration paid by the Company in excess of its Chairman’s basis for his investment, such excess has been charged to additional paid-in capital as a distribution to the Chairman, resulting in the acquired 2.5% equity interest in Henglong being recorded by the Company at the Chairman’s original cost basis. The Company paid approximately $90,000 to HBWL in conjunction with this transaction.

The divested non-core business of Jingzhou has been treated as a discontinued operation under SFAS No. 144. Jingzhou’s results of operation and related charges have been reclassified as discontinued operations in the Company’s consolidated statements of operations. The Company’s prior financial statements have been restated to reflect the discontinued operation of Jingzhou (see Note 15).

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

Minority interests refer to the percentage of the owner’s equity of a subsidiary owned by those investors other than the parent company. Minority interests in the condensed consolidated financial statements means the percentage of the Company’s net assets owned by shareholders of the Company’s Sino-foreign joint ventures other than the Company, according to their respective investment ratios.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s condensed consolidated financial statements.

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

ACCOUNTS RECEIVABLE:

In order to determine the value of the Company’s accounts receivable, the Company records an allowance for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance.

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

IMPAIRMENT OF LONG-LIVED ASSETS:

The Company’s long-lived assets consist of property and equipment and certain intangible assets. In assessing the impairment of such assets, the Company periodically makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions indicate that the carrying amount may not be recoverable, the Company records impairment charges for these assets at such time.

RESULTS OF OPERATIONS FROM CONTINUED OPERATIONS:

Three Months Ended June 30, 2005 and 2004:

NET SALES:

Net sales were $16,763,309 for the three months ended June 30, 2005, as compared to $15,325,346 for the three months ended June 30, 2004, an increase of $1,437,963 or 9.4%. The increase in net sales in 2005 as compared to 2004 was a result of the following factors:

(1)   Primarily, the increase in net sale was due to an increase in sales of light-duty vehicles and cars. In the second quarter of 2005, the conditions of price decline and sales turndown for light-duty vehicles and cars which commenced in 2004 have improved. The Company has adjusted its marketing strategies accordingly and concentrated on manufacturing and selling in these circumstances which led to sale increasing 19% from the same period of 2004 during three months ended June 30, 2005.

(2)   In the second quarter of 2005, the market price of gasoline has increased 16% compared with the same period of last year. The operating cost of fuel consumptive trucks has sharply increased which resulted in a decline in sales. As a supplier of steering gears to heavy-duty vehicles, the Company recorded a decrease of 11% in sale in the heavy-duty truck market during the three months ended June 30, 2005.

GROSS PROFIT

For the three months ended June 30, 2005, the gross profit was $5,966,751, as compared to $6,737,974 for the three months ended June 30, 2004, a decrease of $771,223 or 11.4%. An increase in sales contributed to an increase of $517,282 in gross profit, a decrease in unit cost resulted in an increase of $4,343,893 in gross profit, which was offset by a decrease in selling price which resulted in a total decrease of $5,632,397 in gross profit.

Gross margin was 36% for the three months ended June 30, 2005, a decrease of 8% from 44% for the same period of 2004. The decrease reflects a decrease in selling price which was only partially offset by a cost decrease during the second quarter of 2005. The decrease in gross margin was consistent with the Company’s anticipation that the sales price would fall approximately by 5%-10% during 2005. The Company plans to take the following measures in the remaining 6 months of 2005 to reduce costs to meet its target of 35% gross margin.

1.  Reduce the labor cost. The advanced production equipment which the Company purchased in 2003 has performed well for nearly a year in 2004. In 2005, the Company will modify the standard labor hours based on the new equipment to reduce labor cost. The Company estimates that with the application of new equipment and reasonable modified standard labor hours, the labor cost will be reduced by 2%.

2.  Reduce the cost of raw materials. In 2005, the Company plans to control cost of raw materials in two ways: First, volume purchase of major raw materials will be made through a bidding process, and for purchases of other smaller quantities of non major materials, “target price” will be set to guide such purchases. Second, the technology department was asked to re-evaluate the product structure and production techniques, so as to optimize product design, reduce the weight of component parts and wastage in the process of production, and eventually reduce the utilization cost of raw materials. It is estimated that these measures will reduce the cost of materials by 4%.

3.  Reduce manufacturing expenses. The Company will examine the headcount of non-operative employees in workshops and lay off 20% of them gradually in 2005. At the same time, the Company will set “targets” to control manufacturing overhead. It is estimated that manufacturing overhead will be reduced by 2% through these measures.

SELLING EXPENSES:

Selling expenses were $1,716,305 for the three months ended June 30, 2005, as compared to $866,762 for the same period of 2004, an increase of $849,543 or 98.0%. The increase in the second quarter of 2005 was mainly due to the following factors:

(1)       Increased provision for market development: At the beginning of 2005, the Company began to strengthen its market development and instituted a policy on the establishment of a fund for the provision for market development expenditures. The Company recorded $198,795 of provision for market development expenses during the three months ended June 30, 2005, while there was no such item for he same period of 2004.

(2)       Increased after-sale expenses. The Company recorded $921,913 of after-sale expenses for the three months ended June 30, 2005, as compared to $534,544 for the same period of 2004, an increase of $387,369 or 72.5%, because nearly all automobile manufacturers introduced a policy requiring the automotive parts suppliers to pay a “three warranties” service charge during 2005, while the service charge had not been generally introduced in 2004.

(3)       Increased transportation expenses. The Company recorded $303,294 of transportation expenses for the three months ended June 30, 2005, as compared to $163,731 for the same period of 2004, an increase of $139,563 or 85.2%. Because the price of gasoline has increased compared with the same period of last year, the cost of transportation has increased by 10%. Furthermore, the increase in transportation volume also resulted in an increase in the cost of transportation by 75.2%.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,337,603 for the three months ended June 30,2005, as compared to $2,411,054 for the same period of 2004, a decrease of $73,451 or 3.0%.

Significant expense items that had increased on a comparable basis were supplies, labor insurance, inventory reserve, and warranty. Significant expense items that had decreased on a comparable basis were provision for bad debts, R & D expenses and administrative expenses. They are explained as follows:

(1)       Supplies expense was $198,010 in the second quarter of 2005, as compared to $22,833 for the same period of 2004, an increase of $175,177 or 762.2%. The increase is due to increased use of imported equipment in the second quarter of 2005, which led to increase in consumption of supplies and special tools.

(2)       Labor insurance cost was $443,891 in the second quarter of 2005, as compared to $322,400 for the same period of 2004, an increase of $121,491 or 37.3%. The increase is due to additional employee medical expenses and labor accident insurance costs during the second quarter of 2005.

(3)       Inventory reserve was $683,108 in the second quarter of 2005, as compared to $336,356 for the same period of 2004, an increase of $346,752 or 103.1%.  Management anticipated an increased risk for depreciation as more equipment is imported.

(4)       Warranty provision was $150,870 in the second quarter of 2005, as compared to $32,500 for the same period of 2004, an increase of $118,370 or 364.2%.  Based on its assessment, the Company increased the rate of warranty provision to 0.9% to the net sales in the second quarter of 2005, from 0.2% for the same period of 2004.

(5)       Research and development expenses was $138,239 in the second quarter of 2005, as compared to $469,597 for the same period of 2004, a decrease of $331,358 or 239.7%. In the second quarter of 2005, the Company’s R&D department focused on applications of prior purchased technologies and hence reduced the R&D expenses in 2005.

(6)       Provision for bad debts was $(69,788) in the second quarter of 2005, as compared to $142,270 for the same period of 2004, a decrease of $212,058. As a result of withdrawal of special provision for bad debts for accounts receivable in 2004 in the second quarter of 2005, there was a decrease in the provision for bad debts in the second quarter of 2005.

DEPRECIATION AND AMORTIZATION EXPENSE.

For the three months ended June 30, 2005, the depreciation and amortization expenses excluding those recorded in cost of sales were $172,626, as compared to $131,179 for the three months ended June 30, 2004, an increase of $41,447 or 31.6%, as a result of addition of property, plant and equipment after the second quarter of 2004.

STOCK-BASED COMPENSATION

As of June 28, 2005, the Company issued common stock options to three independent directors to purchase 22,500 shares of common sotck at $6.83 per share over a period of five years. The aggregated fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was estimated to be $68,850, which was charged to operations during the three months ended June 30, 2005.

INCOME FROM OPERATIONS

Income from operations was $1,671,367 for the three months ended June 30, 2005, as compared to $3,328,979 for the three months ended June 30, 2004, a decrease of $1,657,612, as a result of a decrease of $771,223 or 11.4% in gross profit and an increase of $886,389 or 26.0% in operating expenses.

Other Non-Operating Income

Other non-operating income was $31,702 for the three months ended June 30, 2005, as compared to $307,995 for the three months ended June 30, 2004, a decrease of $276,293 or 89.7%, as a result of decreased materials sold in the second quarter of 2005.

FINANCIAL EXPENSES

Financial expenses were $324,368 for the three months ended June 30, 2005, as compared to $251,074 for the three months ended June 30, 2004, an increase of $73,294 or 29.2%, primarily as a result of an increase of interest payment of $46,738 due to increased bank loan interest rate, and $26,852 due to increased note discount expenses.

INCOME BEFORE INCOME TAXES

Income before income taxes was $1,378,701 for the three months ended June 30, 2005, as compared to $3,385,900 for the three months ended June 30, 2004, a decrease of $2,007,199 or 59.3%, as a result of a decrease in income from operations of $1,657,612 or 49.8%, a decrease in other non-operating income of $276,293 or 89.7%, and an increase in financial expenses of $73,294 or 29.2%.

INCOME TAXES

Income taxes expense was $302,361 for the three months ended June 30, 2005, as compared to $452,988 for the three months ended June 30, 2004, a decrease of $150,627 or 33.3%, primarily as a result decreased income before income taxes.

INCOME BEFORE MINORITY INTEREST

Income before minority interest was $1,076,340 for the three months ended June 30, 2005, as compared to $2,932,912 for the three months ended June 30, 2004, a decrease of $1,856,572 or 63.3%, as a result of a decrease in income before income taxes of $2,007,199 or 59.3%, and a decrease in income taxes of $150,627 or 33.3%.

MINORITY INTERESTS

Minority interests in the earnings of the Sino-foreign joint ventures amount to $574,286 for the three months ended June 30, 2005, as compared to $1,107,804 for the three months ended June 30, 2004, a decrease of $533,518 or 48.2%.

The Company owns different equity interests in four Sino-foreign joint ventures through which it conducts its operations, all of which were consolidated in 2005 and 2004. Since the Company does not own the same equity interest in each Sino-foreign joint venture and in each of the periods presented as disclosed in Note 2, a comparison of the Company’s consolidated results of operations, and hence the minority interests in them for different periods can be significantly affected by the performance mix of the individual joint ventures. The decrease of minority interests in the earnings of the Sino-foreign joint ventures in 2005 as compared to 2004 is primarily due to decreased net incomes from Sino-foreign joint ventures.

NET INCOME

Net income was $502,054 for the three months ended June 30, 2005, as compared to a net income of $1,825,108 for the three months ended June 30, 2004, a decrease of $1,323,054 or 72.5%, as a result of a decrease in income before minority interest of $1,856,572 or 63.3%, and a decrease in minority interest of $533,518 or 48.2%.

Six Months Ended June 30,2005 and 2004:

NET SALES:

Net sales were $30,739,759 for the six months ended June 30, 2005, as compared to $26,717,062 for the six months ended June 30, 2004, an increase of $4,022,697 or 15.1%.

GROSS PROFIT

For the six months ended June 30, 2005, the gross profit was $10,997,092, as compared to $11,297,792 for the six months ended June 30, 2004, a decrease of $300,700 or 2.7%.

SELLING EXPENSES:

Selling expenses were $2,390,373 for the six months ended June 30, 2005, as compared to $1,276,168 for the same period of 2004, an increase of $1,114,205 or 87.3%.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $4,899,754 for the six months ended June 30, 2005, as compared to $4,538,533 for the same period of 2004, an increase of $361,221 or 8.0%.

DEPRECIATION AND AMORTIZATION EXPENSE.

For the six months ended June 30, 2005, the depreciation and amortization expenses excluding those recorded in cost of sales were $353,290, as compared to $246,885 for the six months ended June 30, 2004, an increase of $106,405 or 43.1%.

STOCK-BASED COMPENSATION

As of June 28, 2005, the Company issued common stock options to three independent directors to purchase 22,500 shares of common stock at $6.83 per share over a period of five years. The aggregated fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was estimated to be $68,850, which was charged to operations during the six months ended June 30, 2005.

INCOME FROM OPERATIONS

Income from operations was $3,284,825 for the six months ended June 30, 2005, as compared to $5,236,206 for the six months ended June 30, 2004, a decrease of $1,951,381, primarily as a result of a decrease of $300,700 or 2.7% in gross profit and an increase of $1,650,681 or 27.2% in operating expenses.

Other Non-Operating Income

Other non-operating income was $57,021 for the six months ended June 30, 2005, as compared to $426,828 for the six months ended June 30, 2004, a decrease of $369,807 or 86.6%.

FINANCIAL EXPENSES

Financial expenses were $607,601 for the six months ended June 30, 2005, as compared to $335,880 for the six months ended June 30, 2004, an increase of $271,721 or 80.9%.

INCOME BEFORE INCOME TAXES

Income before income taxes was $2,734,245 for the six months ended June 30, 2005, as compared to $5,327,155 for the six months ended June 30, 2004, a decrease of $2,592,910 or 48.7%, as a result of a decrease in income from operations of $1,951,381 or 37.3%, and a decrease in other non-operating income of $369,807 or 86.6%, and an increase in financial expenses of $271,721 or 80.9%.

INCOME TAXES

Income taxes expense was $553,323 for the six months ended June 30, 2005, as compared to $765,388 for the six months ended June 30, 2004, a decrease of $212,065 or 27.7%.

INCOME BEFORE MINORITY INTEREST

Income before minority interest was $2,180,922 for the six months ended June 30, 2005, as compared to $4,561,767 for the six months ended June 30, 2004, a decrease of $2,380,845 or 52.2%, as a result of a decrease in income before income taxes of $2,592,910 or 48.7%, and a decrease in income taxes of $212,065 or 27.7%.

MINORITY INTERESTS

Minority interests in the earnings of the Sino-foreign joint ventures amount to $812,685 for the six months ended June 30, 2005, as compared to $1,706,961 for the six months ended June 30, 2004, a decrease of $894,276 or 52.4%.

NET INCOME

Net income was $1,368,237 for the six months ended June 30, 2005, as compared to a net income of $2,854,806 for the six months ended June 30, 2004, a decrease of $1,486,569 or 52.1%, as a result of a decrease in income before minority interest of $2,380,845 or 52.2%, and a decrease in minority interest of $894,276 or 52.4%.

FINANCIAL CONDITIONS FROM CONTINUED OPERATIONS – As of June 30, 2005

LIQUIDITY AND CAPITAL RESOURCES:

The Company has relied primarily on cash flow from operation, bank loans, advances and investments from shareholders for its capital requirements.

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

OPERATIONS

Net cash provided by operating activities was $4,014,184 for the three months ended June 30, 2005, as compared to net cash provided by operating activities of $16,246,476 for the three months ended June 30, 2004, a decrease of cash inflow of $12,232,292 primarily as a result of the following:

For the three months ended June 30, 2005, cash flow provided by sales of products was $2,483,148, as compared to $3,439,882 for the three months ended June 30, 2004, a decrease of $956,734 as a result of decreased gross profit.

During the three months ended June 30, 2005, the timing of receipts and/or payments of various operating assets and liabilities resulted in the decrease of cash inflows of $11,275,558 as compared to the same period of 2004.

As of June 30, 2005, cash and cash equivalents were $11,055,235, and working capital was $12,686,487. As of December 31, 2004, cash and cash equivalents were $11,164,639, and working capital were $11,454,115, reflecting a current ratio of 1.23:1 and 1.21:1 at June 30, 2005 and December 31, 2004, respectively.

The Company intends to finance its operating costs and expenses for the remaining period of 2005 by the following ways.

1.  Raise capital from institutional investors. The Company would like to raise up to $15 million to $30 million in new equity over the balance of the year. There can be no assurance that the Company will be successful in these efforts.

2.  Loans by banks. The Company’s Sino-foreign joint-ventures have good credit records with Chinese banks. In 2005, the Bank of China, China Construction Bank, and China Industrial & Commercial Bank have approved lines of credit of $12,048,192 (equivalent of RMB100,000,000), $8,433,735 (equivalent of RMB70,000,000) and $2,409,639 (equivalent of RMB20,000,000), respectively to the Company.

3.  Reduce capital investment activities to meet working capital requirements. The Company has invested $27,274,000 from the beginning of 2003 to March 31,2005 to enlarge its production lines. The current production capacity has reached the objective of annual production of 600,000 sets of automotive steering gears. During the remaining period of 2005, the Company will reduce its investment activities appropriately to meet its working capital requirements.

INVESTING.

During the three months ended June 30, 2005, the Company expended $2,916,280 in investment activities, including an increase in other receivables of $1,123,711 and payment of $1,674,042 to acquire property, plant and equipment and $118,527 to acquire intangible assets. During the three months ended June 30, 2004, the Company expended $2,334,368 in investment activities, including a decrease in other receivable of $991,677, and payments of $3,326,045 to acquire property, plant and equipment.

FINANCING.

During the three months ended June 30, 2005, the Company expended $3,015,108 in financing activities, including an repayment of bank loan of $3,012,048 and reimbursement of advances from shareholders/director of $3,060. During the three months ended June 30, 2004, cash used in financing activities were $11,517,476, consisted of dividends paid to minority interest holders of joint-ventures of $4,469,379, reimbursement of advances from shareholders/directors of $7,328,658, and contributions to capital by minority interest holders of $280,561.

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

OPERATIONS

Net cash provided by operating activities was $4,912,823 for the six months ended June 30, 2005, as compared to net cash provided by operating activities of $14,970,591 for the six months ended June 30, 2004, a decrease of cash inflow of $10,057,768:

INVESTING.

During the six months ended June 30, 2005, the Company expended $3,687,041 in investment activities, including an increase in other receivables of $1,265,964, payment of $2,226,932 to acquire property, plant and equipment and $194,145 to acquire intangible assets. During the six months ended June 30, 2004, the Company expended $5,359,663 in investment activities, including an increase in other receivable of $12,377, and payments of $4,720,780 to acquire property, plant and equipment.

FINANCING. During the six months ended June 30, 2005, the Company expended $1,335,186 in financing activities, including an repayment of bank loan of $602,410, advances from shareholders/director of $54,545 and dividends paid to minority interest holder of joint-ventures of $787,321. During the six months ended June 30, 2004, cash used in financing activities were $3,894,385, consisted of the proceeds from bank loans of $3,975,904, dividends paid to minority interest holders of joint-ventures of $4,469,379, reimbursement of advances from shareholders/directors of $4,664,369, and contributions to capital by minority interest holders of $1,263,459.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2005 and 2004, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES:

The Company has the following material contractual obligations and capital expenditure commitments:

Date	Parties involved	Description of Commitments and Contingencies

October 30, 2001	Henglong & Bishop Steering Technology Limited (“Bishop”), an Australian company	Ten year license agreement for the design of power steering systems.

Henglong is obligated to pay Bishop technical assistance fee of approximately $200,000 per year during the first two years and $110,000 per year during the remaining eight years of the agreement.

March 2003	Henglong & Wuhan Huazhong Shuguang Software Park Co., Ltd.	Purchase and construction agreement to design and construct a software research and development facility.

Total value $4,820,000. The Company has paid $2,421,300 during 2003.The Company will pay an additional $952,900 during 2004 and pay off the remaining $1,445,800 after it receives a license for the right to use the land and a building property certificate. As of March 31, 2005, the Company has paid $4,128,096 based on the construction progress, and $691,904 remains outstanding

July 21, 2003	Henglong & Namyang Industrial Co. Ltd. (“Namyang”), a Korean manufacturer of steering assemblies for automobiles

Five year license and technical assistance agreement. Henglong paid Namyang an initial payment of $100,000 and is further obligated to pay a royalty of 3% of the sales price of products sold, which includes the licensed columns and universal joint technology.

October 2003	Henglong & Wuhu Science and Technology Zone

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

October 5, 2003	Henglong & Advanced Custom Sensors,	Letter of intent for a joint venture to develop a sensor production facility.

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

March to December, 2004	Henglong & some equipment manufacturers

Has entered into some equipment contracts with total value approximately $4,720,000. Henglong has paid $1,740,000 during 2004, and will pay off the remaining $2,980,000 during 2005. During the six months ended June 30, 2005, the Company has paid $2,068,584 based on the construction progress, and $911,396 remains outstanding. The Company will pay $862,018 during the six months ended December 31, 2005 and $49,378 during 2006, respectively.

March to December 2004	Jiulong & some equipment manufacturers

Has entered into some equipment contracts with total value of approximately $2,750,000. Jiulong has paid $1,020,000 during 2004, and will pay off the remaining $1,730,000 during 2005. During the six months ended June 30, 2005, the Company has paid $567,989 based on the construction progress, and $1,162,011 remains outstanding. The Company will pay $525,577 during the six months ended December 31, 2005 and $636,434 during 2006, respectively,

April to June, 2005	Henglong & some equipment manufacturers

Has entered into some equipment contracts with total value approximately $1,163,650. Henglong has paid $77,517 during the six months ended June 30, 2005, and will pay off the remaining $1,086,133 during 2006.

INFLATION AND CURRENCY MATTERS:

In the most recent decade, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation.

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. The Company conducts virtually all of its business in China and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation or currency fluctuation of the RMB against the US$ would adversely affect the Company’s financial performance when measured in US$.

Although prior to 1994 the RMB experienced significant devaluation against the US$, the RMB has remained fairly stable since then. In addition, the RMB is not freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of foreign currencies. Effective December 1,1998, all foreign exchange transactions involving the RMB must take place through authorized banks or financial institutions in China at the prevailing exchange rates quoted by the People’s Bank of China.

Factors that May Affect Our Results

The Company’s businesses, financial conditions and results of operations could be materially and adversely affected by many risk factors.  Because of these risk factors, actual results might differ significantly from those projected in the forward-looking statements.  Factors that might cause such differences include, among others, the following:

RISK FACTORS

Risks Related to the Company’s Business and Industry

The Company is a holding company with substantially all of its operations conducted through its subsidiaries.

The Company has no operations independent of those of Great Genesis and its subsidiaries, and its principal assets are its investments in Great Genesis and its subsidiaries. As a result, the Company is dependent upon the performance of Great Genesis and its subsidiaries and will be subject to the financial, business and other factors affecting Great Genesis as well as general economic and financial conditions.

As substantially all of the Company’s operations are and will be conducted through its subsidiaries, it will be dependent on the cash flow of its subsidiaries to meet its obligations.  Because virtually all of the Company’s assets are and will be held by operating subsidiaries, the claims of its stockholders will be structurally subordinate to all existing and future liabilities and obligations, and trade payables of such subsidiaries. In the event of the Company’s bankruptcy, liquidation or reorganization, the Company’s assets and those of its subsidiaries will be available to satisfy the claims of its stockholders only after all of the Company’s and its subsidiaries’ liabilities and obligations have been paid in full.

The automobile parts markets are highly competitive and many of the Company’s competitors have greater resources than it does.

The automobile parts industry is a highly competitive business. Criteria for the Company’s  customers include:

•	quality;
•	price/cost competitiveness;
•	system and product performance;
•	reliability and timeliness of delivery;
•	new product and technology development capability;
•	excellence and flexibility in operations;
•	degree of global and local presence;
•	effectiveness of customer service; and
•	and overall management capability.

The Company’s competitors include independent suppliers of parts, as well as suppliers formed by spin-offs from its customers, who are becoming more aggressive in selling parts to other vehicle manufacturers. Depending on the particular product, the number of the Company’s competitors varies significantly.  Many of the Company’s competitors have substantially greater revenues and financial resources than it does, as well as stronger brand names, consumer recognition, business relationships with vehicle manufacturers, and geographic presence than it has. The Company may not be able to compete favorably and increased competition may substantially harm its business.

Internationally, the Company faces different market dynamics and competition. The Company may not be as successful as its competitors in generating revenues in international markets due to the lack of recognition of its products or other factors. Developing product recognition overseas is expensive and time-consuming and the Company’s international expansion efforts may be more costly and less profitable than it expects. If the Company is not successful in its target markets, its sales could decline, its margins could be negatively impacted and the Company could lose market share, any of which could materially harm the Company’s business.

Automotive production and sales are cyclical, which could adversely affect the Company’s business.

The Company’s business relies on automotive vehicle production and sales by its customers, which are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences.  They also can be affected by labor relations issues, regulatory requirements, and other factors. In addition, in the last two years, the price of automobiles in China has generally declined. As a result, the volume of automotive production in China has fluctuated from year to year, which give rise to fluctuations in the demand for the Company’s products. Any significant economic decline that results in a reduction in automotive production and sales by the Company’s customers would have a material adverse effect on its results of operations.

Increasing costs for manufactured components and raw materials may adversely affect the Company’s profitability.

The Company uses a broad range of manufactured components and raw materials in its products, including castings, electronic components, finished sub-components, molded plastic parts, fabricated metal, aluminum and steel, and resins. Because it may be difficult to pass increased prices for these items on to the Company’s customers, a significant increase in the prices of the Company’s components and materials could materially increase its operating costs and adversely affect its profit margins.

Pricing pressure by automobile manufacturers on their suppliers may adversely affect the Company’s business.

Recently, pricing pressure from automobile manufacturers has been prevalent in the automotive parts industry in China. Virtually all vehicle manufacturers seek price reductions each year, including requiring suppliers to pay a “three warranties” service charge (for compensation, exchange and withdrawal) in an amount equal to one percent of the total amount of parts supplied. Although the Company has tried to reduce costs and resist price reductions, these reductions have impacted the Company’s sales and profit margins. If the Company cannot offset continued price reductions through improved operating efficiencies and reduced expenditures, price reductions will have a material adverse effect on the Company’s results of operations.

The Company’s business would be materially and adversely affected if it loses any of its large customers.

For the year ended December 31, 2004, approximately 19.2% of the Company’s sales were to Brilliance China Automotive Holdings Limited, approximately 16.2% were to Beiqi Foton Motor Co., Ltd., approximately 10.9% were to Dongfeng Auto Group Co., Ltd. and approximately 7.2% were to China FAW Group Corporation, the Company’s four largest customers.  The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

The Company may be subject to product liability and warranty and recall claims.

The Company may be exposed to product liability and warranty claims if its products actually or allegedly fail to perform as expected or the use of its products results, or is alleged to result, in bodily injury and/or property damage.  The Company started to pay to its customers increased after-sales service expenses due to consumer rights protection policies of “recall” issued by the Chinese Government in 2004, such as the recalling flawed vehicles policy. Beginning in 2004, automobile manufacturers unilaterally required their suppliers to pay a “three warranties” service charge (for compensation, exchange and withdrawal) in an amount equal to one percent of the total amount of parts supplied. Accordingly, the Company has experienced and shall continue to experience higher after sales service expenses. Product liability, warranty and recall costs may have a material adverse effect on the Company’s financial condition.

The Company is subject to environmental and safety regulations.

The Company is subject to the requirements of environmental and occupational safety and health laws and regulations in China. The Company cannot assure you that it has been or will be at all times in full compliance with all of these requirements, or that it will not incur material costs or liabilities in connection with these requirement.  Additionally, these regulations may change in a manner that could have a material adverse effect on the Company’s business, results of operations and financial condition. We have made and will continue to make capital and other expenditures to comply with environmental requirements.

Non-performance by the Company’s suppliers may adversely affect its operations.

The Company purchases various types of equipment, raw materials and manufactured component parts from its suppliers.  The Company would be materially and adversely affected by the failure of its suppliers to perform as expected. The Company could experience delivery delays or failures caused by production issues or delivery of non-conforming products if its suppliers failed to perform, and the Company also faces these risks in the event any of its suppliers becomes insolvent or bankrupt.

The Company’s business and growth may suffer if it fails to attract and retain key personnel.

The Company’s ability to operate its business and implement its strategies effectively depends on the efforts of its executive officers and other key employees.  The Company depends on the continued contributions of its senior management and other key personnel.  The Company’s future success also depends on its ability to identify, attract and retain highly skilled technical, particularly engineers and other employees with electronics expertise, managerial, finance and marketing personnel.  The Company does not maintain a key person life insurance policy on Mr. Chen Hanlin. The loss of the services of any of the Company’s key employees or the failure to attract or retain other qualified personnel could substantially harm the Company’s business.

The Company’s management controls approximately 89% of its outstanding common stock and may have conflicts of interest with its minority stockholders.

Members of the Company’s management beneficially own approximately 89% of the outstanding shares of the Company’s common stock.  As a result, these majority stockholders have control over decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders.  Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock.  The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders.

There is a limited public float of the Company’s common stock, which can result in its stock price being volatile.

There is a limited public float of the Company’s common stock. Of the Company’s outstanding common stock, approximately 11% is considered part of the public float. The term “public float” refers to shares freely and actively tradable on the Nasdaq SmallCap Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act. Due to the Company’s relatively small public float and the limited trading volume of its common stock, purchases and sales of relatively small amounts of the Company’s common stock can have a disproportionate effect on the market price for the Company’s common stock. As a result, the market price of the Company’s common stock can be volatile.

Provisions in the Company’s certificate of incorporation and bylaws and the General Corporation Law of Delaware may discourage a takeover attempt.

Provisions in the Company’s certificate of incorporation and bylaws and the General Corporation Law of Delaware, the state in which the Company is organized, could make it difficult for a third party to acquire the Company, even if doing so might be beneficial to the Company’s stockholders. Provisions of the Company’s certificate of incorporation and bylaws impose various procedural and other requirements, which could make it difficult for stockholders to effect certain corporate actions.

Risks Related to Doing Business in China and International Operations Generally

The Company’s operations are all located outside of the United States.

All of the Company’s operations are outside the United States and in China, which exposes it to risks, such as exchange controls and currency restrictions, currency fluctuations and devaluations, changes in local economic conditions, changes in Chinese laws and regulations, exposure to possible expropriation or other Chinese government actions, and unsettled political conditions. These factors may have a material adverse effect on the Company’s operations or on the Company’s business, results of operations and financial condition.

The Company’s international expansion plans subject it to risks inherent in doing business internationally.

The Company’s long-term business strategy relies on the expansion of the Company’s international sales outside China by targeting markets, such as the United States. Risks affecting the Company’s international expansion include challenges caused by distance, language and cultural differences, conflicting and changing laws and regulations, foreign laws, international import and export legislation, trading and investment policies, foreign currency fluctuations, the burdens of complying with a wide variety of laws and regulations, protectionist laws and business practices that favor local businesses in some countries, foreign tax consequences, higher costs associated with doing business internationally, restrictions on the export or import of technology, difficulties in staffing and managing international operations, trade and tariff restrictions, and variations in tariffs, quotas, taxes and other market barriers. These risks could harm the Company’s international expansion efforts, which could in turn materially and adversely affect the Company’s business, operating results and financial condition.

The Company faces risks associated with currency exchange rate fluctuations.

Although the Company is incorporated in the United States, the majority of its current revenues are in Chinese currency.  Conducting business in currencies other than U.S. dollars subjects the Company to fluctuations in currency exchange rates that could have a negative impact on the Company’s reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies impact the Company’s revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. Historically, the Company has not engaged in exchange rate hedging activities. Although the Company may implement hedging strategies to mitigate this risk, these strategies may not eliminate the Company’s exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

If relations between the United States and China worsen, the Company’s stock price may decrease and the Company may have difficulty accessing the U.S. capital markets.

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could adversely affect the market price of the Company’s common stock and the Company’s ability to access US capital markets.

The Chinese government could change its policies toward private enterprises, which could adversely affect the Company’s business.

The Company’s business is subject to political and economic uncertainties in China and may be adversely affected by its political, economic and social developments. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may alter them to the Company’s detriment from time to time.

Changes in policies, laws and regulations, or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on the Company’s business. Nationalization or expropriation could result in the total loss of the Company’s investment in China.

The economic, political and social conditions in China could affect the Company’s business.

All of the Company’s business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. The economy of China has been transitioning from a planned economy to a more market-oriented economy.  Although the Chinese government has implemented measures recently emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government.  In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies.  It also exercises significant control over China’s economic growth th rough the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

The economy of China has experienced significant growth in the past 20 years, but growth has been uneven. The Chinese government has implemented various measures from time to time to control the rate of economic growth.  Some of these measures benefit the overall economy of China, but may have a negative effect on us.

Government control of currency conversion and future movements in exchange rates may adversely affect the Company’s operations and financial results.

The Company receives substantially all of its revenues in renminbi, the currency of China.  A portion of such revenues will be converted into other currencies to meet the Company’s foreign currency obligations. Foreign exchange transactions under the Company’s capital account, including principal payments in respect of foreign currency-denominated obligations, continue to be subject to significant foreign exchange controls and require the approval of the State Administration of Foreign Exchange in China.  These limitations could affect the Company’s ability to obtain foreign exchange through debt or equity financing, or to obtain foreign exchange for capital expenditures.

The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of renminbi into foreign currency.  Although the exchange rate of the renminbi to the U.S. dollar has been stable since January 1, 1994, and the Chinese government has stated its intention to maintain the stability of the value of renminbi, there can be no assurance that exchange rates will remain stable.  The renminbi could devalue against the U.S. dollar.  The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the renminbi in which the Company’s earnings and obligations are denominated.  In particular, a devaluation of the renminbi is likely to increase the portion of the Company’s cash flow required to satisfy the Company’s foreign currency-denominated obligations.

Because the Chinese legal system is not fully developed, the Company’s legal protections may be limited.

The Chinese legal system is based on written statutes and their interpretation by the Supreme People’s Court.  Although the Chinese government introduced new laws and regulations to modernize its business, securities and tax systems on January 1, 1994, China does not yet possess a comprehensive body of business law. Because Chinese laws and regulations are relatively new, interpretation, implementation and enforcement of these laws and regulations involve uncertainties and inconsistencies and it may be difficult to enforce contracts. In addition, as the Chinese legal system develops, changes in such laws and regulations, their interpretation or their enforcement may have a material adverse effect on the Company’s business operations.

It may be difficult to serve us with legal process or enforce judgments against the Company’s management or us.

All of the Company’s assets are located in China and three out of the Company’s directors and officers are non-residents of the United States, and all or substantial portions of the assets of such non-residents are located outside the United States.  As a result, it may not be possible to effect service of process within the United States upon such persons. Moreover, there is uncertainty that the courts of China would enforce judgments of U.S. courts against the Company, its directors or officers based on the civil liability provisions of the securities laws of the United States or any state, or an original action brought in China based upon the securities laws of the United States or any state.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments. A 10 basis point change in the Company’s average debt interest rate would not have a material effect on the Company’s results of operations.

With respect to foreign currency exchange rates, the Company does not believe that a devaluation or fluctuation of the RMB against the US dollar would have a detrimental effect on the Company’s operations, since the Company conducts virtually all of its business in China, and the sale of its products and the purchase of raw materials and services are settled in RMB. The effect of a devaluation or fluctuation of the RMB against the US$ would affect the Company’s results of operations, financial position and cash flows, when presented in US$ (based on a current exchange rate) as compared to RMB.

As the Company’s debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any risk from an increase in market interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rates would cause a commensurate increase in the interest expense related to such borrowings.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive and financial officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

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

CHINA AUTOMOTIVE SYSTEMS, INC.

(Registrant)

Date: August 9, 2005	By:	/s/ HANLIN CHEN

Hanlin Chen
President and Chief Executive Officer

Date: August 9, 2005	By:	/s/ DAMING HU

Daming Hu Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Hanlin Chen*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Daming Hu*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Hanlin Chen*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Daming Hu*