Form 10-Q
period 2005-09-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2005-11-14
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Jing Zhou City,
Hubei Province
People’s Republic of China
(Address of principal executive offices)

Issuer’s telephone number: (86) 716- 832- 9196	Issuer’s fax number: (86) 716- 832- 9298

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of September 30, 2005, the Company had 22,574,542 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,027,722	$11,164,639
Pledged cash deposits	2,514,370	1,842,536
Accounts and notes receivable, including $1,593,485 and $982,722 from related parties at September 30, 2005 and December 31, 2004, respectively, net of an allowance for doubtful accounts of $2,990,465 and $2,944,990 at September 30, 2005 and December 31, 2004, respectively	33,995,992	37,632,603
Advance payments, including $830,550 and $433,724 to related parties at September 30, 2005 and December 31, 2004, respectively	7,578,737	3,886,406
Inventories	15,119,737	12,507,910

Total current assets	73,236,558	67,034,094

Long-term Assets:
Property, plant and equipment	47,789,335	43,552,725
Less: Accumulated depreciation	(11,154,068)	(7,609,101)

	36,635,267	35,943,624

Intangible assets, net	474,658	392,552
Other receivables, including $2,337,611 and $974,815 from related parties at September 30, 2005 and December 31, 2004, respectively, net of an allowance for doubtful accounts of $977,896 and $930,425 at September 30, 2005 and December 31, 2004, respectively	3,530,005	2,044,086
Long-term investments	74,074	72,289

Total assets	$113,950,562	$105,486,645

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets (continued)

	September 30, 2005	December 31, 2004

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$14,814,815	$13,614,458
Accounts and notes payable, including $267,706 and $522,754 to related parties at September 30, 2005 and December 31, 2004, respectively	29,783,611	28,518,720
Customer deposits	122,195	227,389
Accrued payroll and related costs	1,490,947	1,370,576
Accrued expenses and other payables	4,396,532	5,005,525
Accrued pension costs	3,140,054	2,438,971
Taxes payable	4,162,506	3,814,746
Amounts due to shareholders/directors	667,851	589,594

Total current liabilities	58,578,511	55,579,979

Long-term liabilities:
Advances payable	201,067	196,378

Minority interests	19,188,911	17,571,838

Stockholders’ equity:
Preferred stock, $0.0001 par value-
Authorized - 20,000,000 shares
Issued and outstanding - None	—	—
Common stock, $0.0001 par value-
Authorized - 80,000,000 shares
Issued and Outstanding-22,574,542 shares at September 30, 2005 and December 31, 2004	2,257	2,257
Additional paid-in capital	18,072,018	18,003,168
Retained earnings-
Appropriated	4,396,339	4,396,339
Unappropriated	12,178,775	9,733,626
Foreign currency translation gain	1,332,684	3,060

Total stockholders’ equity	35,982,073	32,138,450

Total liabilities and stockholders’ equity	$113,950,562	$105,486,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,

	2005	2004

Net sales, including $360,433 and $372,454 to related parties in 2005 and 2004, respectively	$14,262,933	$14,218,829
Cost of sales, including $337,108 and $362,182 purchased from related parties in 2005 and 2004, respectively	8,754,017	8,568,811

Gross profit	5,508,916	5,650,018

Costs and expenses:
Selling	1,023,272	647,720
General and administrative	1,601,248	1,443,004
Depreciation and amortization	242,459	136,840
Stock-based compensation	—	55,125

Total costs and expenses	2,866,979	2,282,689

Income from operations	2,641,937	3,367,329

Other income (expense):
Other non-operating income	170,675	223,303
Financial expenses	(333,885)	(204,871)

Other income (loss), net	(163,210)	18,432

Income before income taxes	2,478,727	3,385,761
Income taxes	597,427	376,730

Income before minority interests	1,881,300	3,009,031
Minority interests	804,388	1,048,625

Income from continuing operations	1,076,912	1,960,406
Income from discontinued operations (Note 15)	—	14,067

Net income	$1,076,912	$1,974,473

Net income per common share -
Basic and diluted from continuing Operations	$0.05	$0.09
Basic and diluted from discontinued Operations	$(0.00)	$(0.00)

Basic	$0.05	$0.09

Diluted	$0.05	$0.09

Weighted average number of common shares outstanding -
Basic	22,574,542	22,574,542
Diluted	22,575,207	22,575,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Nine Months Ended September 30,

	2005	2004

Net sales from continued operations including $1,360,293 and $657,523 to related parties in 2005 and 2004, respectively	$45,002,692	$40,935,891
Cost of sales, including $1,232,897 and $756,358 purchased from related parties in 2005 and 2004, respectively	28,496,684	23,988,081

Gross profit	16,506,008	16,947,810

Costs and expenses:
Selling	3,413,645	1,923,888
General and administrative	6,501,002	5,981,536
Depreciation and amortization	595,749	383,725
Stock-based compensation	68,850	55,125

Total costs and expenses	10,579,246	8,344,274

Income from operations	5,926,762	8,603,536

Other income (expense):
Other non-operating income	227,696	650,131
Financial expenses	(941,486)	(540,751)

Other income (loss), net	(713,790)	109,380

Income before income taxes	5,212,972	8,712,916
Income taxes	1,150,750	1,142,118

Income before minority interests	4,062,222	7,570,798
Minority interests	1,617,073	2,755,586

Income from continuing operations	2,445,149	4,815,212
Loss from discontinued operations (Note 15)	—	(21,592)

Net income	$2,445,149	$4,793,620

Net income per common share -
Basic and diluted from continuing Operations	$0.11	$0.21
Basic and diluted from discontinued Operations	$(0.00)	$(0.00)

Basic	$0.11	$0.21

Diluted	$0.11	$0.21

Weighted average number of common shares outstanding -
Basic	22,574,542	22,574,542
Diluted	22,585,732	22,574,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,

	2005	2004

Net income	$1,076,912	$1,974,473
Other comprehensive income:
Foreign currency translation gain	1,329,624	—

Comprehensive income	$2,406,536	$1,974,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Nine Months Ended September 30,

	2005	2004

Net income	$2,445,149	$4,793,620
Other comprehensive income:
Foreign currency translation gain	1,329,624	7,119

Comprehensive income	$3,774,773	$4,800,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net income	$1,076,912	$1,960,406
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Minority interests	804,388	1,048,625
Depreciation and amortization	1,369,361	804,117
Allowance for doubtful accounts	(200,064)	(17,319)
Stock-based compensation	—	55,125
Foreign currency translation gain	730,895	—
Other operating adjustments	—	3,854
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	351,506	(149,040)
Accounts and notes receivable	(210,405)	(4,564,473)
Advance payments	(1,184,031)	843,433
Inventories	(582,850)	(225,519)
Increase (decrease) in:
Accounts and notes payable	(506,416)	1,540,841
Customer deposits	(30,844)	(994,342)
Accrued payroll and related costs	98,878	(319,549)
Accrued expenses and other payables	490,683	(1,354,322)
Accrued pension costs	46,947	219,060
Taxes payable	548,184	(22,983)
Advances payable	4,845	—

Net cash provided by operating activities from continuing operations	2,807,989	(1,172,086)
Net cash (used in) operating activities from discontinued operations (Note 15)	—	108,896

Net cash provided by operating activities	2,807,989	(1,063,190)

Cash flows from investing activities:
(Increase) decrease in other receivables	(244,453)	(1,297,449)
Cash paid to acquire property, plant and equipment	(2,009,678)	(1,983,659)
Cash paid to acquire intangible assets	(4,794)	—
(Increase) decrease in investments	—	(578,313)
Foreign currency translation gain	947,661	—

Net cash used in investing activities from continuing operations	(1,311,264)	(3,859,421)
Net cash (used in) investing activities from discontinued operations (Note 15)	—	322,654

Net cash used in investing activities	(1,311,264)	(3,536,767)

China Automotive Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Three Months Ended September 30,

	2005	2004

Cash flows from financing activities:
Proceeds from bank loans, net minority interests	1,802,767	(963,856)
Increase in amounts due to shareholders/directors	23,712	33,832
Contributions to capital by minority interest holders of joint-ventures	—	578,313
Foreign currency translation loss (gain)	(350,717)	—

Net cash provided by (used in) financing activities from continuing operations	1,475,762	(351,711)
Net cash (used in) financing activities from discontinued operations (Note 15)	—	(578,313)

Net cash provided by (used in) financing activities	1,475,762	(930,024)

Net (decrease) of cash and cash equivalents from discontinued operations (Note 15)	—	(146,763)
Net increase (decrease) of cash and cash equivalents from continued operations	2,972,487	(5,383,218)

Cash and cash equivalents:
Net increase (decrease)	2,972,487	(5,383,218)
At beginning of period	11,055,235	16,395,411

At end of period	$14,027,722	$11,012,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended September 30,

	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$268,141	$148,146

Cash paid for income taxes	$116,192	$403,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net income	$2,445,149	$4,815,212
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	1,617,073	2,755,586
Depreciation and amortization	3,661,800	1,956,612
Allowance for doubtful accounts	(2,743)	426,267
Stock-based compensation	68,850	55,125
Foreign currency translation gain	730,895	—
Other operating adjustments	—	13,767
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	(671,834)	(427,428)
Accounts and notes receivable	3,663,852	4,207,747
Advance payments	(3,692,331)	76,648
Inventories	(2,611,827)	(4,782,731)
Increase (decrease) in:
Accounts and notes payable	1,264,891	5,658,939
Customer deposits	(105,194)	(471,878)
Accrued payroll and related costs	120,371	(239,085)
Accrued expenses and other payables	178,328	631,626
Accrued pension costs	701,083	687,234
Taxes payable	347,760	(1,565,136)
Advances payable	4,689	—

Net cash provided by operating activities from continuing operations	7,720,812	13,798,505
Net cash (used in) operating activities from discontinued operations (Note 15)	—	(149,687)

Net cash provided by operating activities	7,720,812	13,648,818

Cash flows from investing activities:
(Increase) decrease in other receivables	(1,510,417)	(1,309,826)
Cash paid to acquire property, plant and equipment	(4,236,610)	(6,704,439)
Cash paid to acquire intangible assets	(198,939)	—
(Increase) decrease in investments	—	(1,204,819)
Foreign currency translation gain	947,661	—

Net cash (used in) investing activities from continuing operations	(4,998,305)	(9,219,084)
Net cash provided by investing activities from discontinued operations (Note 15)	—	700,082

Net cash (used in) investing activities	(4,998,305)	(8,519,002)

China Automotive Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended September 30,

	2005	2004

Cash flows from financing activities:
Proceeds from bank loans, net	1,200,357	3,012,048
Dividends paid to minority interests holders of joint-ventures	(787,321)	(4,469,379)
Increase in amounts due to shareholders/directors	78,257	(4,630,537)
Contributions to capital by minority interests holders of joint-ventures	—	1,841,772
Foreign currency translation loss (gain)	(350,717)	—

Net cash provided by (used in) financing activities from continuing operations	140,576	(4,246,096)
Net cash (used in) financing activities from discontinued operations (Note 15)	—	(602,409)

Net cash provided by (used in) financing activities	140,576	(4,848,505)

Net increase (decrease) of cash and cash equivalents from discontinued operations (Note 15)	—	(52,014)
Net increase (decrease) of cash and cash equivalents from continued operations	2,863,083	333,325

Cash and cash equivalents:
Net increase (decrease)	2,863,083	333,325
At beginning of period	11,164,639	10,678,868

At end of period	$14,027,722	$11,012,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,

	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$649,424	$437,660

Cash paid for income taxes	$789,537	$1,275,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months and Nine Months ended September 30, 2005 and 2004

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization - Effective March 5, 2003, Visions-In-Glass, Inc., a United States company incorporated in the State of Delaware (“Visions”), entered into a Share Exchange Agreement to acquire 100% of the shareholder interest in Great Genesis Holding Limited, a company incorporated on January 3, 2003 under the Companies Ordinance in Hong Kong as a limited liability company (“Great Genesis”), as a result of which Great Genesis became a wholly-owned subsidiary of Visions. At the closing, the former directors and officers of Visions resigned, and new directors and officers were appointed. Visions subsequently changed its name to China Automotive Systems, Inc.

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

Great Genesis owns the following aggregate net interests in five Sino-foreign joint ventures (Jingzhou Henglong Fulida Textile Co., Ltd. (“Jingzhou”), discussed below, was sold in August 2004) organized in the PRC:

	Percentage Interest

Name of Entity	September 30, 2005	September 30, 2004

Jingzhou Henglong Automotive Parts Co. Limited (“Henglong”)	44.5%	44.5%
Shashi Jiulong Power Steering Co. Limited (“Jiulong”)	81.0%	81.0%
Shenyang Jinbei Henglong Automotive Steering System Co. Limited (“Shenyang”)	70.0%	55.0%
Zhejiang Henglong & Vie Pump-Manu Co. Limited (“Zhejiang”)	51.0%	51.0%
Universal Sensor Application, Inc. (“USAI”)	60.0%	—

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

Effective August 31, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of a 51% interest in Jingzhou owned by Ji Long by entering into an equity exchange agreement (the “Exchange Agreement”) with Hubei Wanlong Investment Co., Ltd. (“HBWL”) controlled by Mr. Hanlin Chen, the Company’s Chairman. Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of HBWL’s equity interest in Henglong based on their respective fair market values as determined by an independent appraisal firm. The difference between the fair value and the book value resulting from the disposition of the joint venture interest in Jingzhou was debited to additional paid-in capital. With respect to consideration paid by the Company in excess of its Chairman’s basis for his investment, such excess has been charged to additional paid-in capital as a distribution to the Chairman, resulting in the acquired 2.5% equity interest in Henglong being recorded by the Company at the Chairman’s original cost basis. The Company paid approximately $90,000 to HBWL in conjunction with this transaction.

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

On April 12, 2005, one of the subsidiary companies, Great Genesis entered into a joint-venture agreement with Shanghai Hongxi Investment Inc. (“Hongxi”), and Sensor System Solution Inc. (“Sensor”) to establish a joint venture - Universal Sensor Application Inc. (“USAI”) in the Wuhan East Lake development zone. USAI will produce and sell sensor modules. The registered capital of the joint venture is $ 10 million. Great Genesis and Hongxi will invest $ 6 million and 1 million, respectively, with cash and land and building, which will account for 60% and 10% of the total registered capital, respectively. Sensor will invest $ 3 million in technology, accounting for 30% of the total registered capital. The registered capital is required to be paid in three installments within one year after signing of the joint venture agreement (April 12, 2005). As of September 30, 2005, USAI has not conducted any business since its registered capital has not been contributed.

Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and Sino-foreign joint ventures for the three months and nine months ended September 30, 2005 and 2004. All significant inter-company accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

On July 21, 2005, the Central Bank of China announced that it will allow the Yuan (Renminbi) to move from its previous fixed exchange rate of approximately 8.28 RMB to 1 USD to a flexible exchange rate with a maximum daily variance against the US dollar of 0.3%.

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the three months and nine months ended September 30, 2005 and 2004.

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

The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

Income Per Share - Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of warrants. The Company had 45,000 shares of potentially dilutive securities consisting of options to purchase 22,500 shares of common stock to three independent directors at $6.83 per share, which were granted on June 28, 2005 and options to purchase 22,500 shares of common stock to three independent directors at $4.50 per share, which were granted on July 21, 2004.

Stock-Based Compensation - The Company had approved the adoption of the 2004 Stock Option Plan (the “Plan”) in the Annual Meeting of Stockholders on June 28 2005. Subject to the Plan, the Company will authorize up to maximum 2,200,000 shares of common stock for issuance to selected employees, consultants and directors of the Company.

The exercise price for ISOs granted under the Plan may not be less than 100% of the fair market value of the Common Stock on the date of grant. The exercise price of NQO's granted under the Plan may not be less than 85% of the fair market value on the date the option is granted. In the case of an ISO granted to a person who at the time of the grant owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary, the option exercise price for each share covered by such option may not be less than 110% of the fair market value of a share of Common Stock on the date of grant of such option.

The term of an option is determined by the specific option agreement. No option granted under the Plan may have a term of more than 10 years. Furthermore, the maximum term for an ISO granted to an optionee who immediately before the grant of such option owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary is five years. No option may be exercised by any person after its term expires.

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

For the three months and nine months ended September 30, 2005, the Company’s only component of other comprehensive income is foreign currency translation gain of $1,329,624. For the three months and nine months ended September 30, 2004, the Company’s only component of other comprehensive income is foreign currency translation gain of $ 0 and $7,119. These amounts have been recorded as a separate component of stockholders’ equity.

Restatement - Certain restatement has been made to the financial statements for the three months and nine months ended September 30, 2004 to reflect the discontinued operation of Jingzhou (see Note 15).

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

On July 21, 2005, the Central Bank of China announced that it will allow the Yuan (Renminbi) to move from its previous fixed exchange rate of approximately 8.28 RMB to 1 USD to a flexible exchange rate with a maximum daily variance against the US dollar of 0.3%.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement replaces FAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The adoption of the statement will result in the expensing of the fair value of stock options granted to employees in the basic financial statements. Previously, the Company elected to only disclose the impact of expensing the fair value of stock options in the notes of the financial statements. The statement is effective for annual periods commencing after June 15, 2005.

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

In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, The guidance in APB Option No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of FAS 153 is not expected to have a material impact on the Company’s financial position or results of operations.

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSB FAS 109-2”). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company currently has no plans to avail itself of these provision.

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion NO. 20, Accounting Changes, and FASB Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statement of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe this pronouncement will have a material impact in its financial results.

In June 2005, the Emerging Issues Task Force (“EITF”) issued No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The pronouncement requires that leasehold improvements acquired in a business combination or purchase subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively and the Company will adopt it during the first quarter of fiscal 2006. The company does not have unamortized leasehold improvements from acquisitions or business combinations and therefore, does not believe this pronouncement will have an impact in its financial result.

4. ACCOUNTS RECEIVABLE

The Company’s accounts receivable at September 30, 2005 (unaudited) and December 31, 2004 are summarized as follows:

	September 30, 2005	December 31, 2004

Accounts receivable	$28,825,256	$28,440,608
Bills receivable	8,161,200	12,136,985
Less: allowance for doubtful accounts	(2,990,464)	(2,944,990)

	$33,995,992	$37,632,603

5. OTHER RECEIVABLES

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. At September 30, 2005, other receivables totaled $3,530,005, including $2,337,611 to related parties, net of an allowance for doubtful accounts of $977,896. The allowance for doubtful accounts included $353,837 made to an investee of Jiulong.

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

Since JL Material was experiencing financial difficulties, the Company recorded in 2004 a full allowance of $472,843 to the account due from JL Material. During nine months ended September 30, 2005, the Company collected receivable from JL Material of $119,006 and recorded a decrease in allowance for doubtful accounts. The Company terminated the above-mentioned agreement with JL Material during 2003. With the exception of other receivables from JL Material, the Company believes that all other receivables are collectible, as the related parties are in good financial conditions and are paying their payables to the Company pursuant to the terms of their respective contracts.

6. INVENTORIES

Inventories at September 30, 2005 (Unaudited) and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004

Raw materials	$4,103,995	$3,868,859
Work-in-process	2,650,644	2,049,963
Finished goods	8,830,475	6,817,372

	15,585,114	12,736,194
Less: provision for loss	(465,377)	(228,284)

	$15,119,737	$12,507,910

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2005 (unaudited) and December 31, 2004 are summarized as follows:

	September 30, 2005	December 31, 2004

Land use rights and buildings	$19,699,014	$13,232,650
Machinery and equipment	24,135,210	20,425,269
Electronic equipment	1,691,160	1,694,587
Motor vehicles	2,230,058	2,083,578
Construction in progress	33,893	6,116,641

	47,789,335	43,552,725
Less: Accumulated depreciation	(11,154,068)	(7,609,101)

	$36,635,267	$35,943,624

8. INTANGIBLE ASSETS

The activities in the Company’s intangible asset account at September 30, 2005 (unaudited) and December 31, 2004 are summarized as follows:

	September 30, 2005	December 31, 2004

Balance at beginning of year,	$392,552	$218,639
Add: Additions during the year -
Management software license	—	158,159
Mapping design software license	—	72,289
Information system software	198,939	—

	591,491	449,087
Less: Amortization for the year	(116,833)	(56,535)

Balance at end of year	$474,658	$392,552

9. ACCOUNTS PAYABLE

Accounts payable at September 30, 2005 (unaudited) and December 31, 2004 are summarized as follows:

	September 30, 2005	December 31, 2004

Accounts payable	$16,410,894	$15,358,250
Notes payable	13,372,717	13,160,470

	$29,783,611	$28,518,720

Notes payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits, notes receivable and certain plant and machinery to secure trade financing granted by banks.

10. BANK LOANS

At September 30, 2005, the Company through its Sino-foreign joint ventures had outstanding fixed-rate short-term bank loans of $14,814,815, consisting of $6,790,123 guaranteed mutually by the Sino-foreign joint ventures and $8,024,691 mortgaged with some of the plant and equipment of the Company. The weighted average interest rate for the nine months ended September 30, 2005 was 5.99% per annum.

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

11. AMOUNTS DUE TO SHAREHOLDERS/DIRECTORS

The activities in the amounts due to shareholders/directors for the nine months ended September 30, 2005 (unaudited) is as follows:

Balance, December 31, 2004	$589,594
Cash advances from shareholders	78,257

Balance, September 30, 2005	$667,851

At September 30, 2005 and December 31, 2004, the amounts due to shareholders/directors were unsecured, interest-free and repayable on demand.

12. MINORITY INTERESTS

The activities in respect of the amounts of the minority interests’ equity during the nine months ended September 30, 2005 (unaudited) are summarized as follows:

Balance, December 31, 2004	$17,571,838
Minority interests’ equity income	1,617,073

Balance, September 30, 2005	$19,188,911

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

In July 2004, the Company adopted a stock option plan subject to shareholders approval, which was approved at the Company’s annual general meeting on June 28, 2005. The stock option plan provides for the issuance to the Company’s officers, directors, management and employees of options to purchase shares of the Company’s common stock. On July 21, 2004, the Company issued options to purchase 7,500 shares of common stock to each of its three independent directors. Such stock options vest immediately upon grant and are exercisable at $4.50 per share over a period of two years. The exercise price represents an 11.11% premium from the fair market value based on the grant date of the stock options. On June 28, 2005, the Company issued additional options to purchase 7,500 shares of common stock to each of its three independent directors. Such stock options vest immediately upon grant and are exercisable at $6.83 per share over a period of five years. The exercise price represents the fair market value based on the grant date of the stock options.

14. INCOME TAXES

The Company’s Sino-foreign joint ventures are subject to PRC state and local income taxes at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign invested enterprises. In accordance with the Income Tax Law of the PRC for Enterprises with Foreign Investments and Foreign Enterprises, enterprises with foreign investments and foreign enterprises meeting certain criteria are entitled to full exemption from income tax for the first two years and a 50% reduction for the next three years, commencing from the first profit-making year after offsetting all tax losses carried forward from the previous five years. Two of the Company’s Sino-foreign joint ventures, Henglong and Jiulong, were subject to a tax rate of 15% during 2004 and 2005. Shenyang was entitled to and was certified for a two-year tax holiday commencing in 2003, the first profit-making year. Therefore, Shenyang was income tax exempted in 2004 and is subject to a tax rate of 7.5% in 2005. The tax rate for Zhejiang has not yet been approved by tax authorities, but in accordance with the relevant income tax laws as mentioned above, Zhejiang is also entitled to two-year tax exemption in 2004, its first profit-making year, and 2005, its second profit-making year.

No provision for Hong Kong profits tax has been made as Ji Long and Great Genesis are investment holding companies and did not have any assessable profits in Hong Kong during three months and nine months ended September 30, 2005 and 2004.

15. DISCONTINUED OPERATIONS

Effective August 31, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into an equity exchange agreement (the “Exchange Agreement”) with Hubei Wanlong Investment Co., Ltd (“HBWL”), which is controlled by Mr. Chen Hanlin, the Chairman of the Company. Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of HBWL’s equity interests in Henglong based on their respective fair market values as determined by an independent appraisal firm. Accordingly, effective August 31, 2004, the Company did not own any of Jingzhou’s equity.

The disposal of Jingzhou was accounted for as discontinued operations according to SFAS No. 144. Financial statements of prior periods have been changed to reflect the discontinued operation of Jingzhou. For the financial position and operating results of Jingzhou for the three months and nine months ended September 30, 2004, refer to the financial statements and notes thereto included in the form 10-KSB/A for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

16. SIGNIFICANT CONCENTRATIONS

The Company grants credit to its customers, generally on an open account basis. The Company’s customers are all located in the PRC.

During the three months ended September 30, 2005, the Company’s ten largest customers accounted for 68.3% of the Company’s consolidated net sales, with each of three customers individually accounting for more than 10% of consolidated net sales, i.e. 16.3%, 14.9%, and 10.6% individually, or an aggregate of 41.8%. At September 30, 2005, approximately 26.0% of accounts receivable were from trade transactions with the aforementioned three customers.

During the nine months ended September 30, 2005, the Company’s ten largest customers accounted for an aggregate of 72.4% of its consolidated net sales, with each of four customers individually accounting for more than 10% of consolidated net sales, i.e. 15.0%, 11.3%, 10.9% and 10.7% individually, or an aggregate of 47.9%. At September 30, 2005, approximately 26.0% of accounts receivable were from trade transactions with the aforementioned four customers.

During the three months ended September 30, 2004, the Company’s ten largest customers accounted for 72.3% of the Company’s consolidated net sales, with each of three customers individually accounting for more than 10% of consolidated net sales, i.e. 19.0%, 11.9% and 11.5% of consolidated net sales, or an aggregate of 42.4%. At September 30, 2004, approximately 33.0% of accounts receivable were from trade transactions with the aforementioned three customers.

During the nine months ended September 30, 2004, the Company’s ten largest customers accounted for 65.7% of the Company’s consolidated net sales, with each of two customers individually accounting for more than 10% of consolidated net sales, i.e. 19.8% and 14.2% of consolidated net sales, or an aggregate of 34.0%. At September 30, 2004, approximately 22.0% of accounts receivable were from trade transactions with the aforementioned two customers.

17. RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2005 and 2004, sales to related parties aggregated to $360,433 and $488,083, respectively.

During the nine months ended September 30, 2005 and 2004, sales to related parties aggregated to $1,360,293 and $1,145,606, respectively.

During the three months ended September 30, 2005 and 2004, purchases from related parties aggregated to $337,108 and $412,390, respectively.

During the nine months ended September 30, 2005 and 2004, purchases from related parties aggregated to $1,232,897 and $1,168,748, respectively.

During the three months and nine months ended September 30, 2005 and 2004, the joint ventures entered into related party transactions with companies with common directors as shown below:

	Three Months Ended September 30,

	2005	2004

Sales
- received	$—	$—
- receivable	360,433	488,083
Purchases
- paid	69,403	—
- payable	267,706	412,390

	Nine Months Ended September 30,

	2005	2004

Sales
- received	$—	$—
- receivable	1,360,293	1,145,606
Purchases
- paid	965,191	541,223
- payable	267,706	627,525

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion on risk factors.

GENERAL OVERVIEW:

Organization - Effective March 5, 2003, Visions-In-Glass, Inc., a United States company incorporated in the State of Delaware (“Visions”), entered into a Share Exchange Agreement to acquire 100% of the shareholder interest in Great Genesis Holding Limited, a company incorporated on January 3, 2003 under the Companies Ordinance in Hong Kong as a limited liability company (“Great Genesis”), as a result of which Great Genesis became a wholly-owned subsidiary of Visions. At the closing, the old directors and officers of Visions resigned, and new directors and officers were appointed. Visions subsequently changed its name to China Automotive Systems, Inc.

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

Great Genesis owns the following aggregate net interests in five Sino-foreign joint ventures (Jingzhou Henglong Fulida Textile Co., Ltd. (“Jingzhou”), discussed below, was sold in August 2004) organized in the PRC:

	Percentage Interest September 30,

Name of Entity	2005	2004

Jingzhou Henglong Automotive Parts Co. Limited (“Henglong”)	44.5%	44.5%
Shashi Jiulong Power Steering Co. Limited (“Jiulong”)	81.0%	81.0%
Shenyang Jinbei Henglong Automotive Steering System Co. Limited (“Shenyang”)	70.0%	55.0%
Zhejiang Henglong & Vie Pump-Manu Co. Limited (“Zhejiang”)	51.0%	51.0%
Universal Sensor Application, Inc. (“USAI”)	60.0%	—

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

Effective August 31, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of a 51% interest in Jingzhou owned by Ji Long by entering into an equity exchange agreement (the “Exchange Agreement”) with Hubei Wanlong Investment Co., Ltd. (“HBWL”), controlled by Mr. Hanlin Chen, the Company’s Chairman. Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of HBWL’s equity interest in Henglong based on their respective fair market values as determined by an independent appraisal firm. The difference between the fair value and the book value resulting from the disposition of the joint venture interest in Jingzhou was debited to additional paid-in capital. With respect to consideration paid by the Company in excess of its Chairman’s basis for his investment, such excess has been charged to additional paid-in capital as a distribution to the Chairman, resulting in the acquired 2.5% equity interest in Henglong being recorded by the Company at the Chairman’s original cost basis. The Company paid approximately $90,000 to HBWL in conjunction with this transaction.

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

RESULTS OF OPERATIONS FROM CONTINUED OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004:

NET SALES:

Net sales were $14,262,933 for the three months ended September 30, 2005, as compared to $14,218,829 for the three months ended September 30, 2004, an increase of $44,104 or 0.3%. The increase in net sales in 2005 as compared to 2004 was a result of the following factors:

(1) Primarily, the increase in net sales was due to an increase in sales of light-duty vehicles and cars. In the third quarter of 2005, the unfavorable conditions of price decline and sales turndown for light-duty vehicles and cars which commenced in 2004 have further improved. Therefore, the Company has adjusted its marketing strategies accordingly and concentrated on manufacturing and selling of steering gears for light-duty vehicles/cars and steering pumps, which led to sales from steering gears and pumps for the three months ended September 30, 2005 to increase 21% and 6.3% over the same period of 2004, respectively.

(2) In the third quarter of 2005, the market price of gasoline has increased 37% compared with the same period of last year. The operating cost of trucks consuming fuel has sharply increased which resulted in a decline in sales. As a supplier of steering gears to heavy-duty vehicles, the Company recorded a decrease of 27% in sale in the heavy-duty truck market during the three months ended September 30, 2005 compared with the same period of last year.

GROSS PROFIT

For the three months ended September 30, 2005, the gross profit was $5,508,916, as compared to $5,650,018 for the three months ended September 30, 2004, a decrease of $141,102 or 2.5%. An increase in sales contributed to an increase of $41,225 in gross profit, a decrease in unit cost resulted in an increase of $2,011,853 in gross profit, which was partially offset by a decrease in selling prices which resulted in a decrease of $2,194,181 in gross profit.

Gross margin was 38.6% for the three months ended September 30, 2005, a decrease of 1.1% from 39.7% for the same period of 2004. The decrease reflects a decrease in selling prices which was partially offset by a cost decrease during the third quarter of 2005. The Company plans to take the following measures in the remaining three months of 2005 to reduce costs and to meet its yearly gross margin target of not less than 35%.

1. Reduce the labor cost. The advanced production equipment which the Company purchased in 2003 performed well for nearly a year in 2004 and the first three quarters of 2005. In the last three months of 2005, the Company will continue to modify the standard labor hours based on the new equipment to reduce labor cost. The Company estimates that with the application of new equipment and reasonable modified standard labor hours, the labor cost for the last three months of 2005 will be reduced by 2% as compared to the same periods of 2004.

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

SELLING EXPENSES:

Selling expenses were $1,023,272 for the three months ended September 30, 2005, as compared to $647,720 for the same period of 2004, an increase of $375,552 or 58.0%. The increase in the third quarter of 2005 was mainly due to the following factors:

(1)   Increased provision for market development: At the beginning of 2005, the Company began to strengthen its market development and instituted a policy on the establishment of a fund for market development expenditures. The Company recorded $198,795 of provision for market development expenses during the three months ended September 30, 2005, while there was no such item for the same period of 2004.

(2)   Increased after-sales expenses. The Company recorded $488,711 of after-sales expenses for the three months ended September 30, 2005, as compared to $183,201 for the same period of 2004, an increase of $305,510 or 166.8%, because virtually all automobile manufacturers introduced a policy requiring automotive parts suppliers to pay a “three warranties” service charge (for compensation, exchange and withdrawal) in an amount equal to one percent of the total amount of parts supplied during 2005, while the service charge had not been generally introduced in 2004. The substantial increase in after-sales service expenses require the Company’s management to strengthen its control both on manufacturing cost as well as after-sales service cost.

(3)   Decreased transportation expenses. The Company recorded $150,629 of transportation expenses for the three months ended September 30, 2005, as compared to $270,517 for the same period of 2004, a decrease of $119,888 or 44.3%, as a result of decreased sales of Jiulong, one of the Joint-Venture, which led to lesser volume in transportation.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,601,248 for the three months ended September 30,2005, as compared to $1,443,004 for the same period of 2004, an increase of $158,244 or 11.0%.

Significant expense items that had increased on a comparable basis were supplies, fixed assets devaluate reserve, R&D expenses and warranty. Significant expense items that had decreased on a comparable basis were labor insurance and inventory loss. They are explained as follows:

(1)   Supplies expense was $59,656 in the third quarter of 2005, as compared to $10,447 for the same period of 2004, an increase of $49,209 or 471.0%. The increase is due to increased use of imported equipment in the third quarter of 2005, which led to increase in consumption of supplies and special tools.

(2)   Fixed assets devaluate reserve was $314,950 in the third quarter of 2005, as compared to $106,020 for the same period of 2004, an increase of $208,930 or 197.1%.  The Company’s management anticipated the price of import equipment will drop, which will have an increased risk for depreciation as more imported equipment was used for manufacturing automotive steering gears.

(3)   Warranty provision was $128,366 in the third quarter of 2005, as compared to $29,137 for the same period of 2004, an increase of $99,229 or 340.6%. Based on its assessment, the Company increased the rate of warranty provision to 0.9% of the net sales in the third quarter of 2005, as compared to 0.2% for the same period of 2004, because virtually all vehicle manufacturers required suppliers to pay a “three warranties” service charge (for compensation, exchange and withdrawal) in an amount equal to one percent of the total amount of parts supplied.

(4)   Research and development expenses was $261,711 in the third quarter of 2005, as compared to $184,405 for the same period of 2004, an increase of $77,307 or 41.9%, as a result of the Company’s  establishment of a project team to develop new sedan steering gear for FAW-Volkswagen.

(5)   Labor insurance was $48,887 in the third quarter of 2005, as compared to $262,566 for the same period of 2004, a decrease of $213,679 or 81.4%, primarily due to the over recorded labor insurance expenses in the first and second quarters, which was offset in the third quarters of 2005.

(6)   During the third quarter of 2004, the Company recorded an inventory loss of $58,003, while there was no such item for the same period of 2005.

DEPRECIATION AND AMORTIZATION EXPENSE.

For the three months ended September 30, 2005, the depreciation and amortization expenses excluding those recorded in cost of sales were $242,459, as compared to $136,840 for the three months ended September 30, 2004, an increase of $105,619 or 77.2%, as a result of addition of property, plant and equipment after the third quarter of 2004.

STOCK-BASED COMPENSATION

For the three months ended September 30, 2005, the Company neither issued any stock option, nor recorded any stock-based compensation expense.

As of July 21, 2004, the Company issued common stock options to three independent directors to purchase 22,500 shares of common stock at $4.50 per share over a period of two years. The aggregated fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was estimated to be $55,125, which was charged to operations during the three months ended September 30, 2004.

INCOME FROM OPERATIONS

Income from operations was $2,641,937 for the three months ended September 30, 2005, as compared to $3,367,329 for the three months ended September 30, 2004, a decrease of $725,393, as a result of a decrease of $141,103 or 2.5% in gross profit and an increase of $584,291 or 25.6% in operating expenses.

OTHER NON-OPERATING INCOME

Other non-operating income was $170,675 for the three months ended September 30, 2005, as compared to $223,303 for the three months ended September 30, 2004, a decrease of $52,628 or 23.6%, as a result of decreased materials sold in the third quarter of 2005.

FINANCIAL EXPENSES

Financial expenses were $333,885 for the three months ended September 30, 2005, as compared to $204,871 for the three months ended September 30, 2004, an increase of $129,014 or 63.0%, primarily as a result of an increase of interest payment of $61,342 due to increased bank loan interest rate, and $67,672 due to increased note discount expenses.

INCOME BEFORE INCOME TAXES

Income before income taxes was $2,478,727 for the three months ended September 30, 2005, as compared to $3,385,761 for the three months ended September 30, 2004, a decrease of $907,034 or 26.8%, as a result of a decrease in income from operations of $725,394 or 21.5%, a decrease in other non-operating income of $52,628 or 23.6%, and an increase in financial expenses of $129,014 or 63.0%.

INCOME TAXES

Income taxes expense was $597,427 for the three months ended September 30, 2005, as compared to $376,730 for the three months ended September 30, 2004, an increase of $220,697 or 58.6%, as a result of a decrease in income before income taxes of $37,303, and a decrease in income tax refund of $258,000 from the Chinese government for domestic equipment purchased.

INCOME BEFORE MINORITY INTERESTS

Income before minority interests was $1,881,300 for the three months ended September 30, 2005, as compared to $3,009,031 for the three months ended September 30, 2004, a decrease of $1,127,731 or 37.5%, as a result of a decrease in income before income taxes of $907,035 or 26.8%, and an increase in income taxes of $220,697 or 58.6%.

MINORITY INTERESTS

Minority interests in the earnings of the Sino-foreign joint ventures amount to $804,388 for the three months ended September 30, 2005, as compared to $1,048,625 for the three months ended September 30, 2004, a decrease of $244,237 or 23.3%.

The Company owns different equity interests in five Sino-foreign joint ventures through which it conducts its operations, all of which were consolidated in 2005 and 2004. The Company records the minority interests’ share in the earnings of the respective Sino-foreign joint ventures for each period. The decrease of minority interests in the earnings of the Sino-foreign joint ventures in 2005 as compared to 2004 is primarily due to decreased net incomes from the Sino-foreign joint ventures.

NET INCOME

Net income was $1,076,912 for the three months ended September 30, 2005, as compared to a net income of $1,960,406 for the three months ended September 30, 2004, a decrease of $883,494 or 45.1%, as a result of a decrease in income before minority interests of $1,127,732 or 37.5%, and a decrease in minority interests of $244,237 or 23.3%.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004:

NET SALES:

Net sales were $45,002,692 for the nine months ended September 30, 2005, as compared to $40,935,891 for the nine months ended September 30, 2004, an increase of $4,066,801 or 9.9%. The increase in net sales in 2005 as compared to 2004 was a result of the following factors:

(1)   Primarily, the increase in net sales was due to an increase in sales of light-duty vehicles and cars. During 2005, the unfavorable conditions of price decline and sales turndown for light-duty vehicles and cars which commenced in 2004 have improved. Therefore, the Company has adjusted its marketing strategies accordingly and concentrated on manufacturing and selling of steering gears for light-duty vehicles/cars and steering pumps, which led to sales from steering gears and pumps for the nine months ended September 30, 2005 to increase 16% and 1.9% over the same period of 2004, respectively.

(2)   During the nine months ended September 2005, the market price of gasoline has increased 29% compared with the same period of last year. The operating cost of trucks consuming fuel has sharply increased which resulted in a decline in sales. As a supplier of steering gears to heavy-duty vehicles, the Company recorded a decrease of 8% in sale in the heavy-duty truck market during the nine months ended September 30, 2005 compared with the same period last year.

GROSS PROFIT

For the nine months ended September 30, 2005, the gross profit was $16,506,008, as compared to $16,947,810 for the nine months ended September 30, 2004, a decrease of $441,802 or 2.6%. The increase in gross profit was a result of increased sales of $1,733,178, deceased cost of $3,488,556, which was partially offset by the price decline, and decreased selling prices of $5,663,536.

Gross margin was 36.7% for the nine months ended September 30, 2005, a decrease of 4.7% from 41.4% for the same period of 2004. The decrease reflects a decrease in selling prices which was partially offset by a cost decrease in 2005.

SELLING EXPENSES:

Selling expenses were $3,413,645 for the nine months ended September 30, 2005, as compared to $1,923,888 for the same period of 2004, an increase of $1,489,757 or 77.4%. The increase in 2005 was mainly due to the following factors:

(1)     Increased provision for market development: At the beginning of 2005, the Company began to strengthen its market development and instituted a policy on the establishment of a fund for market development expenditures. The Company recorded $596,385 of provision for market development expenses during the nine months ended September 30, 2005, while there was no such item for the same period of 2004.

(2)     Increased after-sales expenses. The Company recorded $1,521,747 of after-sales expenses for the nine months ended September 30, 2005, as compared to $749,289 for the same period of 2004, an increase of $772,458 or 103.1%, because virtually all automobile manufacturers introduced a policy requiring automotive parts suppliers to pay a “three warranties” service charge (for compensation, exchange and withdrawal) in an amount equal to one percent of the total amount of parts supplied during 2005, while the service charge had not been generally introduced in 2004. The substantial increase in after-sales service expenses requires the Company’s management to strengthen its control both on manufacturing cost as well as after-sales service cost.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $6,501,002 for the nine months ended September 30, 2005, as compared to $5,981,536 for the same period of 2004, an increase of $519,466 or 8.7%.

Significant expense items that had increased on a comparable basis were supplies, fixed assets devaluate reserve and warranty. Significant expense items that had decreased on a comparable basis were R&D expenses and provision for bad debts. They are explained as follows:

(1)     Supplies expense was $464,134 for the nine months ended September 30, 2005, as compared to $121,778 for the same period of 2004, an increase of $342,356 or 281.1%. The increase is due to increased use of imported equipment in 2005, which led to increase in consumption of supplies and special tools.

(2)     Fixed assets devaluate reserve was $1,111,908 for the nine months ended September 30, 2005, as compared to $442,376 for the same period of 2004, an increase of $669,532 or 151.3%.  The Company’s management anticipated the price of import equipment will drop, which will have an increased risk for depreciation as more imported equipment was used for manufacturing automotive steering gears.

(3)     Warranty provision was $405,024 for the nine months ended September 30, 2005, as compared to $87,304 for the same period of 2004, an increase of $317,720 or 363.9%. Based on its assessment, the Company increased the rate of warranty provision to 0.9% of the net sales during 2005, as compared to 0.2% for the same period of 2004.

(4)     Research and development expenses was $757,659 for the nine months ended September 30, 2005, as compared to $870,530 for the same period of 2004, a decrease of $112,871 or 13.0%, as a result of the Company’s R&D department focusing on applications of prior purchased technologies and hence reduced the R&D expenses in 2005.

(5)     Bad debt expense recovery totaled approximately $(2,743) for the nine months ended September 30, 2005, as compared to $426,267 for the same period of 2004, a decrease of $429,010, as a result of recovery during 2005 of certain special provision for bad debts for accounts receivable in 2004.

DEPRECIATION AND AMORTIZATION EXPENSE.

For the nine months ended September 30, 2005, the depreciation and amortization expenses excluding those recorded in cost of sales were $595,749, as compared to $383,725 for the nine months ended September 30, 2004, an increase of $212,024 or 55.3%, as a result of addition of property, plant and equipment during 2005.

STOCK-BASED COMPENSATION

As of June 28, 2005, the Company issued common stock options to three independent directors to purchase 22,500 shares of common stock at $6.83 per share over a period of five years. The aggregated fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was estimated to be $68,850, which was charged to operations during the nine months ended September 30, 2005.

As of July 21, 2004, the Company issued common stock options to three independent directors to purchase 22,500 shares of common stock at $4.50 per share over a period of two years. The aggregated fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was estimated to be $55,125, which was charged to operations during the nine months ended September 30, 2004.

INCOME FROM OPERATIONS

Income from operations was $5,926,762 for the nine months ended September 30, 2005, as compared to $8,603,536 for the nine months ended September 30, 2004, a decrease of $2,676,774 or 31.1%, primarily as a result of a decrease in gross profit of $441,803 or 2.6%, and an increase in operating expenses of $2,234,972 or 26.8%.

Other Non-Operating Income

Other non-operating income was $227,696 for the nine months ended September 30, 2005, as compared to $650,131 for the nine months ended September 30, 2004, a decrease of $422,435 or 65.0%, as result of decreased materials sold during 2005.

FINANCIAL EXPENSES

Financial expenses were $941,486 for the nine months ended September 30, 2005, as compared to $540,751 for the nine months ended September 30, 2004, an increase of $400,735 or 74.1%, as a result of increased note discount expenses during 2005.

INCOME BEFORE INCOME TAXES

Income before income taxes was $5,212,972 for the nine months ended September 30, 2005, as compared to $8,712,916 for the nine months ended September 30, 2004, a decrease of $3,499,944 or 40.2%, as a result of a decrease in income from operations of $2,676,775 or 31.1%, a decrease in other non-operating income of $422,435 or 65.0%, and an increase in financial expenses of $400,735 or 74.1%.

INCOME TAXES

Income taxes expense was $1,150,750 for the nine months ended September 30, 2005, as compared to $1,142,118 for the nine months ended September 30, 2004, an increase of $8,632 or 0.8%, as a result of a decrease in income before income taxes of $249,368, and a decrease in income tax refund of $258,000 from the Chinese government for domestic equipment purchased.

INCOME BEFORE MINORITY INTERESTS

Income before minority interests was $4,062,222 for the nine months ended September 30, 2005, as compared to $7,570,798 for the nine months ended September 30, 2004, a decrease of $3,508,576 or 46.3%, as a result of a decrease in income before income taxes of $3,499,945 or 40.2%, and an increase in income taxes of $8,632 or 0.8%.

MINORITY INTERESTS

Minority interests in the earnings of the Sino-foreign joint ventures amount to $1,617,073 for the nine months ended September 30, 2005, as compared to $2,755,586 for the nine months ended September 30, 2004, a decrease of $1,138,513 or 41.3%.

The Company owns different equity interests in five Sino-foreign joint ventures through which it conducts its operations, all of which were consolidated in 2005 and 2004. The Company records the minority interests’ share in the earnings of the respective Sino-foreign joint ventures for each period. The decrease of minority interests in the earnings of the Sino-foreign joint ventures in 2005 as compared to 2004 is primarily due to decreased net incomes from the Sino-foreign joint ventures.

NET INCOME

Net income was $2,445,149 for the nine months ended September 30, 2005, as compared to a net income of $4,815,212 for the nine months ended September 30, 2004, a decrease of $2,370,063 or 49.1%, as a result of a decrease in income before minority interests of $3,508,577 or 46.3%, and a decrease in minority interests of $1,138,513 or 41.3%.

FINANCIAL CONDITIONS FROM CONTINUED OPERATIONS – AS OF SEPTEMBER 30, 2005

LIQUIDITY AND CAPITAL RESOURCES:

The Company has relied primarily on cash flow from operation, bank loans, advances and investments from shareholders for its capital requirements.

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

OPERATIONS

Net cash provided by operating activities was $2,807,989 for the three months ended September 30, 2005, as compared to net cash used in operating activities of $1,172,086 for the three months ended September 30, 2004, an increase of cash inflow of $3,980,075, primarily as a result of the following:

For the three months ended September 30, 2005, cash flow provided by sales of products was $3,781,492, as compared to $3,854,808 for the three months ended September 30, 2004, a decrease of $73,316 as a result of decreased gross profit of $804,211 and increased foreign currency translation gain of $730,895 due to changed exchange rate.

During the three months ended September 30, 2005, the difference of timing of receipts and/or payments of various operating assets and liabilities resulted in the increase of cash inflows of $4,053,391 as compared to the same period of 2004.

As of September 30, 2005, cash and cash equivalents were $14,027,722, and working capital was $14,658,047. As of December 31, 2004, cash and cash equivalents were $11,164,639, and working capital were $11,454,115, reflecting a current ratio of 1.25:1 and 1.21:1 at September 30, 2005 and December 31, 2004, respectively.

The Company intends to finance its operating costs and expenses for the remaining period of 2005 by the following ways.

1. The Company is currently exploring financing opportunities for additional working capital in 2005. There are several options open and while the Company cannot guarantee that these options will be successful, it is making a great effort to exercise such options.

2.  Loans by banks. The Company’s Sino-foreign joint-ventures have good credit records with Chinese banks. In 2005, the Bank of China, China Construction Bank, China Huaxia Bank and Shanghai Pudong Development Bank have approved lines of credit of $12,048,192 (equivalent of RMB100,000,000), $8,433,735 (equivalent of RMB70,000,000), $2,409,639 (equivalent of RMB20,000,000) and $3,614,458 (equivalent of RMB30,000,000), respectively to the Company.

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

INVESTING.

During the three months ended September 30, 2005, the Company expended $1,311,264 in investment activities, consisting of foreign currency translation gain of $947,661, an increase in other receivables of $244,453, payment of $2,009,678 to acquire property, plant and equipment, and payment of $4,794 to acquire intangible assets.

During the three months ended September 30, 2004, the Company expended $3,536,767 in investment activities, including an increase in other receivables of $1,297,449, contributions to capital in joint-ventures of $578,313, and payments of $1,983,659 to acquire property, plant and equipment.

FINANCING.

During the three months ended September 30, 2005, the Company generated $1,475,762 in financing activities, consisting of bank loans of $1,802,767, and advances from shareholders/directors of $23,712, less the foreign currency translation loss of $350,717.

During the three months ended September 30, 2004, the Company expended $351,711 in financing activities, consisting of a repayment of bank loans of $963,856, advances from shareholder/directors of $33,832, and contributions to capital by minority interests holders in joint-ventures of $578,313.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

OPERATIONS

Net cash provided by operating activities was $7,720,812 for the nine months ended September 30, 2005, as compared to net cash provided by operating activities of $13,798,505 for the nine months ended September 30, 2004, a decrease of cash inflow of $6,077,693.

For the nine months ended September 30, 2005, cash flow provided by sales of products was $8,521,024, as compared to $10,022,569 for the nine months ended September 30, 2004, a decrease of $1,501,545 as a result of decreased gross profit of $2,232,440 and increased foreign currency translation gain of $730,895 due to changed exchange rate.

During the nine months ended September 30, 2005, the difference of timing of receipts and/or payments of various operating assets and liabilities resulted in the decrease of cash inflows of $4,576,148 as compared to the same period of 2004.

INVESTING.

During the nine months ended September 30, 2005, the Company expended $4,998,305 in investment activities, consisting of foreign currency translation gain of $947,661, an increase in other receivables of $1,510,417, payment of $4,236,610 to acquire property, plant and equipment, and $198,939 to acquire intangible assets.

During the nine months ended September 30, 2004, the Company expended $9,219,084 in investment activities, consisting of an increase in other receivables of $1,309,826, payment of $6,704,439 to acquire property, plant and equipment, and contributions to capital in joint-ventures of $1,204,819.

FINANCING.

During the nine months ended September 30, 2005, the Company generated $140,576 in financing activities, consisted of the proceeds from bank loans of $1,200,357, advances from shareholders/directors of $78,257, less the foreign currency translation loss of $350,717, and dividends paid to minority interests holders of joint-ventures of $787,321.

During the nine months ended September 30, 2004, the Company expended $4,246,096 in financing activities, consisted of the proceeds from bank loans of $3,012,048, dividends paid to minority interests holders of joint-ventures of $4,469,379, decrease of advances from shareholders/directors of $4,630,537 and contributions to capital by minority interests holders of $1,841,772.

DISCONTINUED OPERATIONS

Effective August 31, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into an equity exchange agreement (the “Exchange Agreement”) with Hubei Wanlong Investment Co., Ltd (“HBWL”), which is controlled by Mr. Chen Hanlin, the Chairman of the Company. Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of HBWL’s equity interests in Henglong based on their respective fair market values as determined by an independent appraisal firm. Accordingly, effective August 31, 2004, the Company did not own any of Jingzhou’s equity.

The disposal of Jingzhou was accounted for as discontinued operations according to SFAS No. 144. Financial statements of prior periods have been changed to reflect the discontinued operation of Jingzhou. For the financial position and operating results of Jingzhou for the three months and nine months ended September 30, 2004, refer to the financial statements and notes thereto included in the form 10-KSB/A for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2005 and 2004, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Date	Parties involved	Description of Commitments and Contingencies

October 2003	Henglong & Wuhu Science and Technology Zone

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

March to December, 2004	Henglong & some equipment manufacturers

Entered into some equipment contracts with total value approximately $4,720,000. Henglong paid $1,740,000 during 2004. In 2005 the Company has paid $2,280,000 and $700,000 remains outstanding. The Company will pay $650,000 during the three months ended December 31, 2005 and $50,000 during 2006, respectively.

March to December 2004	Jiulong & some equipment manufacturers

Entered into some equipment contracts with total value of approximately $2,750,000. Jiulong paid $1,020,000 during 2004. In 2005 the Company has paid $1,085,000 and $645,000 remains outstanding. The Company will pay $328,000 during the three months ended December 31, 2005 and $317,000 during 2006, respectively,

April to June, 2005	Henglong & some equipment manufacturers

Entered into some equipment contracts with total value approximately $1,163,650. Henglong has paid $118,000 during the nine months ended September 30, 2005, and will pay off the remaining $1,045,650 during 2006.

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

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. Recently, China revalued its currency higher against the dollar and indicated that the Renminbi would no longer be tied to a fixed rate against the U.S. dollar.

If any devaluation of the Renminbi were to occur in the future, returns on our operations in China, which are expected to be denominated in Renminbi, will be negatively affected upon conversion to U.S. dollars. Although we attempt to have most future payments, mainly repayments of loans and capital contributions, denominated in U.S. dollars, if any increase in the value of the Renminbi were to occur in the future, our product sales in China and in other countries may be negatively affected.

Risks Factors that May Affect Our Results

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

All of the Company’s business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. The economy of China has been transitioning from a planned economy to a more market-oriented economy.  Although the Chinese government has implemented measures recently emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

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

It may be difficult to serve the Company with legal process or enforce judgments against the Company’s management or the Company.

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

CHINA AUTOMOTIVE SYSTEMS, INC.

(Registrant)

Date: November 14, 2005
	By:	/s/ HANLIN CHEN

Hanlin Chen
President and Chief Executive Officer

Date: November 14, 2005
	By:	/s/ DAMING HU

Daming Hu
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -Hanlin Chen*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -Daming Hu*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -Hanlin Chen*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Daming Hu*