Form 10-K
period 2005-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2006-03-31
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 000-33123

CHINA AUTOMOTIVE SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0885775

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 1 Henglong Road, Yu Qiao Development Zone Shashi District, Jing Zhou City Hubei Province, China	434000

(Address of Principal Executive Offices)	(Zip Code)

(86) 716-8329196
(Issuer’s Telephone Number, Including Area Code)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No   ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes   ☐    No   ☒

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes   ☒    No   ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐     Accelerated Filer   ☐     Non-Accelerated Filer   ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No  ☒

          The Company’s revenues for its most recent fiscal year were $ 63,572,301

          The aggregate market value of the voting and non-voting common equity held by no-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days was $21,859,597 based on a closing bid price of $12.77 on February 28, 2006.

          The number of shares outstanding of the issuer’s common stock, as of the latest practicable date February 28, 2006 was 22,574,543 shares outstanding.

          Transitional Small Business Disclosure Format (check one):  Yes   ☐    No   ☒

CHINA AUTOMOTIVE SYSTEMS, INC.

FORM 10-K

Cautionary Statement

          This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These statements relate to future events or the Company’s future financial performance.  The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology.  Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof.  The Company’s expectations are as of the date this Form 10-K is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

COMPANY HISTORY

          China Automotive Systems, Inc. (“China Automotive” or the “Company”) was incorporated in the State of Delaware on June 29, 1999 under the name Visions-In-Glass, Inc., which was principally engaged in the business of designing, marketing and selling custom-designed stained glass, leaded glass artifacts and leaded glass windows through a web site.  From August 23, 2002 to March 2003, the Company had no business operations.

          Pursuant to a Share Exchange Agreement dated as of March 5, 2003, among Yarek Bartosz, Guofu Dong (“Dong”), Liping Xie (“Xie”), Qizhou Wu (“Wu”), Tse, Yiu Wong, Andy (“Tse”), Hanlin Chen (“Chen”, Chen, Dong, Tse, Wu and Xie, collectively, the “Sellers”) and Great Genesis Holding Limited, a corporation organized under the laws of the Hong Kong Special Administrative Region, China (“Genesis”), the Company acquired from the Sellers (the “Acquisition”) all of the issued and outstanding equity interests of Genesis (the “Genesis Shares”).  As consideration for the Genesis Shares, the Company issued 20,914,250 shares of common stock to the Sellers.  After the acquisition, the Company continued the operations of Genesis.  Genesis owns all of the capital stock of Ji Long Enterprises Investment Corp. Ltd., a Hong Kong Company (“Ji Long”).  Ji Long in turn owns interests in five Sino-joint ventures, which manufacture power steering systems and/or related products for different segments of the automobile industry in China.

          Effective March 10, 2003, Hanlin Chen, Guofu Dong, Liping Xie, Qizhou Wu, and Tse, Yiu Wong, Andy began serving their terms as members of the Company’s Board of Directors.  The newly elected directors appointed Hanlin Chen as the Chief Executive Officer and Chairman of the Board of Directors, Qizhou Wu as the Chief Operating Officer and Daming Hu as Chief Financial Officer.

          On May 19, 2003, the Company changed its name from Visions-In-Glass, Inc. to China Automotive Systems, Inc.

BUSINESS OVERVIEW

          Unless the context indicates otherwise, the Company uses the terms “the Company”, “we”, “our” and “us” to refer to Genesis and China Automotive collectively on a consolidated basis.  The Company is a holding company and has no significant business operations or assets other than its interest in Genesis.  Through Genesis, the Company manufactures power steering systems and other component parts for automobiles.  All operations are conducted through five Sino-foreign joint ventures in China.  Set forth below is an organizational chart as at December 31, 2005.

China Automotive Systems, Inc.

|

(100%) Great Genesis Holdings Limited

|

(100%) Ji Long Enterprise Investment Limited

|

|	|	|	|	|

(44.5%)	(81%)	(70%)	(51%)	(60%)
Jinzhou Henglong Automotive Parts Co., Ltd. (“Henglong)	Shashi Jiulong Power Steering Gears Co., Ltd. (“Jiulong”)	Shenyang Jinbei Henglong Automotive Steering Systems Co., Ltd. (“Shenyang”)	Zhejiang Henlong & VIE Pump Co., Ltd. (“Zhejiang”)	Universal Sensor Application, Inc. (“USAI”)

          Henglong was established in 1997, mainly engaged in the production of rack and pinion power steering gears for cars, light duty vehicles.

          Jiulong was established in 1993, and mainly engaged in the production of integral power steering gears for heavy-duty vehicles.

          Shenyang was established in 2002 and focused on power steering parts. As of December 31, 2003, the Company owned 55% equity interest of Shenyang. On December 31, 2003, the Company owned 55% of Shenyang.  On April 8, 2004, the Board of Directors approved an increase in Shenyang’s registered capital and total capital from $5,421,687 (RMB45,000,000) to $8,132,530 (RMB67,500,000); the Chinese investor was changed from Shenyang Jinbei Automotive Industry Co., Ltd. to Shenyang Jinbei Automotive Company Limited.  The shareholder transfer and capital increase, along with the newly signed Joint Venture Agreement and Articles of Incorporation, were approved by the applicable PRC authorities.  Accordingly, Shenyang’s registered capital is now $8,132,530 (RMB67,500,000), including $5,692,771 (RMB47,250,000) from the Company, which is 70% of the total registered capital, and $2,439,759 (RMB20,250,000) from Shenyang Jinbei Automotive Company Limited, which is 30% of the total registered capital. The increase in capital of $2,710,843 (RMB22,500,000) has been contributed to Shenyang.

          Zhejiang was established in 2002 and focused on power steering pumps.

          Jingzhou Henglong Fulida Textile Co., Ltd. (“Jingzhou”) was formed in February 2003 to produce environmental textiles and raw materials, and was owned 51% by Ji Long.  Effective August 31, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of a 51% interest in Jingzhou owned by Ji Long by entering into an equity exchange agreement (the “Exchange Agreement”) with Hubei Wanlong Investment Co., Ltd. (“HBWL”) controlled by Mr. Hanlin Chen, the Company’s Chairman.  Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of HBWL’s equity interest in Henglong based on their respective fair market values as determined by an independent appraisal firm.  The difference between the fair value and the book value resulting from the disposition of the joint venture interest in Jingzhou was debited to additional paid-in capital.  With respect to consideration paid by the Company in excess of its chairman’s basis for his investment, such excess has been charged to additional paid-in capital as a distribution to the chairman, resulting in the acquired 2.5% equity interest in Henglong being recorded by the Company at the chairman’s original cost basis.  The Company paid approximately $90,000 to HBWL in conjunction with this transaction.

          The divested non-core business of Jingzhou has been treated as a discontinued operation under SFAS No. 144.  Jingzhou’s results of operation and related charges have been reclassified as discontinued operations in the Company’s consolidated statements of operations as of December 31, 2004.

          On April 12, 2005, one of the subsidiary companies, Great Genesis entered into a Joint Venture Agreement with Shanghai Hongxi Investment Inc. (“Hongxi”, a company controlled by Mr. Hanlin Chen, the Company’s Chairman) and Sensor System Solution Inc. (“Sensor”) to establish a joint venture - Universal Sensor Application Inc. (“USAI”) in the Wuhan East Lake development zone.  USAI will produce and sell sensor modular.  The registered capital of the joint venture is $10,000,000.  Great Genesis and Hongxi will invest $6,000,000 and $1,000,000 respectively including cash, land and building which will account for 60% and 10% of the total registered capital, respectively.  Sensor will invest $3,000,000 in technology, accounting for 30% of the total registered capital.  The registered capital is required to be paid in three installments within one year after signing of the Joint Venture Agreement (April 12, 2005).  As of December 31, 2005, Great Genesis and Sensor have invested $432,100 and $3,000,000 respectively with cash and technology.  Hongxi has not invested any capital.  USAI’s main activities in 2005 were to prepare for the technology and manufacturing in production operations and will likely continue to do so in 2006.

          The Company has business relations with more than sixty vehicle manufacturers, among them are FAW Group and Dongfeng Auto Group, two of the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd., the largest van manufacturers in China; Cherry Automobile Co., Ltd, the largest state owned car manufacturer in China, and Zhejiang Geely Automobile Co., Ltd., the largest private owned car manufacturer.  In 2005, the Company has supplied the power steering pump for SAIC GM Wuling Co., one of the Sino-Foreign joint ventures invested by GM.  Furthermore, the Company signed product development letters of intent with FAW-Volkswagen Auto Co., Ltd., one of the Sino-Foreign joint ventures partially owned by Volkswagen AG in China, and with Dongfeng Peugeot Citroen Automobile Company Ltd., a venture partially owned by DFM China, PSA France.

          The Company currently owns two trademarks on automobile parts and twelve Chinese patents on power steering technology.  The Company is in the process of integrating new advanced technologies such as electronic chips in power steering systems into its current production line and is pursuing aggressive strategies in technology to maintain a competitive edge within the automobile industry.  In 2001, the Company signed a Ten-Year Licensing Agreement with Bishop Steering Technology Limited, a leader in automotive steering gear technology innovation which is expected to offer advanced technology of steering valves within specified 10 years.  In 2003, the Company signed a Technology Transfer Agreement with Namyang Ind. Co. Ltd., a leading steering column maker, for the technology necessary for electronic power steering (EPS) systems.  In addition, the Company established with Tsinghua University a steering systems research institute designed to develop the Electronic Power Steering (EPS) and Electronic Hydraulic Steering System (EHPS) .

STRATEGIC PLAN

          The Company’s short to mid-term strategic plan is to focus on both domestic and international market expansion.  To achieve this goal and higher profitability, the Company focused on brand recognition, quality control, decreasing costs, research and development and strategic acquisitions.  Set forth below are the Company’s measures:

          - Brand Recognition.  Under the Henglong and Jiulong brands, the Company offers four separate series of power steering sets and 310 models of power steering sets, steering columns, steering oil pumps and steering hoses.

          - Quality Control.  The Henglong and Jiulong manufacturing facilities passed the ISO/TS 16949 System Certification in January 2004, a well-recognized quality control system in auto industry developed by TUVRheindland of Germany.

          - Decrease Cost.  By improving the Company’s production ability and enhancing equipment management, optimizing the process and products structure, perfecting the supplier system and cutting production cost, the Company’s goal is to achieve a more competitive profit margin.

          - Research and Development.  By partnering with Bishop Steering Technology Limited for the development of advanced steering systems, the Company’s objective is to gain increased market share in China.

          - International Expansion.  The Company has established contacts with several international vehicle manufacturers and auto parts modules suppliers and carried on preliminary negotiations regarding future development projects.

          - Acquisitions.  The Company is exploring opportunities to create long-term growth through new ventures or acquisitions of other auto component manufacturers.  The Company will seek acquisition targets that fulfill the following criteria:

               - companies that can be easily integrated into product manufacturing and corporate management;

               - companies that have strong joint venture partners that would become major customers; and

               - companies involved with power steering systems, oil pump or engine-cooling systems.

CUSTOMERS

          The Company’s ten largest customers represent 69.9% of the Company’s total sales for the year ended December 31, 2005.  The following table sets forth information regarding the Company’s ten largest customers.

List of Major Customers

Name of Customer	Percentage of Total Revenue in 2005

Brilliance China Automotive Holdings Limited	14.0%

Beiqi Foton Motor Co., Ltd.	11.6%

Chery Automobile Co., Ltd	11.5%

Zhejiang Geely Holding Co., Ltd	9.5%

Dongfeng Auto Group Co., Ltd	8.8%

China FAW Group Corporation	5.1%

Shanxi Heavy Auto Co., Ltd	3.3%

Great Wall Motor Company Limited	2.4%

Southeast (Fujian) Auto Industry Co., Ltd	2.1%

Huainan Unity Machinery Co., Ltd.	1.6%

          We primarily sell our products to the above-mentioned customers; we also have excellent relationships with them, including as the first-ranking supplier and new product development for new model.  While we intend to continue to focus on retaining and winning this business, we cannot ensure that we will succeed in doing so.  It is difficult to keep these contracts as a result of severity price competition and customers’s diversification of its supply base to keep these contracts. The Company’s business would be materially and adversely affected if it loses one or more of these major customers.

SALES AND MARKETING

          The Company’s sales and marketing team has 70 sales persons, which are divided into an original equipment manufacturing (“OEM”) team, a sales service team and a working group dedicated to international business.  These sales and marketing teams provide a constant interface with the Company’s key customers.  They are located in all major vehicle producing regions to more effectively represent the Company’s customers’ interests within the Company’s organization, to promote customer programs and to coordinate customer strategies with the goal of enhancing overall customer service and satisfaction.  The Company’s ability to support its customers is further enhanced by its broad presence in terms of sales offices, manufacturing facilities, engineering technology center and joint ventures.

          The Company’s sales and marketing organization and activities are designed to create overall awareness and consideration of, and therefore to increase sales of, the Company’s modular systems and components.  To achieve that objective, the Company organized delegations to visit the United States, Korea, India and Japan and met with potential customers.  Through these activities, the Company has generated potential business interests as a strong base for future development.

DISTRIBUTION

          The Company’s distribution system covers all of China.  The Company has established sales and service offices with certain significant customers to deal with matters related to such customers in a timely fashion.  The Company also established distribution warehouses close to major customers to ensure in a timely fashion delivery.  The Company maintains strict control over inventories.  Each of these sales and service offices sends back to the Company through e-mail or fax information related to the inventory and customers’ needs.  The Company guarantees product delivery in 8 hours for those customers who are located within 200 km from the Company’s distribution warehouses, and 24 hours for customers who are located outside of 200 km from the Company’s distribution warehouses.  Delivery time is a very important competitive factor in terms of customer decision making, together with quality, pricing and long-term relationships.

EMPLOYEES AND FACILITIES

          As of December 31, 2005, the Company employed approximately 1,965 persons, including approximately 1,536 by Henglong and Jiulong, approximately 206 by Shengyan, approximately 208 by Zhejiang and approximately 15 by USAI.

          As of December 31, 2005, each of Henglong and Jiulong, Shenyan and Zhejiang has an area of 137,971 square meters, 35,000 square meters, and 27,000 square meters, respectively.

          Hubei Province, which is home to Dongfeng, one of the largest automakers in China, provides an ample supply of inexpensive but skilled labor to automotive-related industries.  The annual production of Henglong and Jiulong was approximately 420,000 units, 450,000 units and 510,000 units in 2003, 2004 and 2005 respectively.  Although the production process continues to rely heavily on manual labor, the Company has invested substantially in high-level production machinery to improve capacity and production quality.  Approximately $28 million was spent over the last three years on professional-grade equipment -- approximately 80% of which is already in place and in use.

RAW MATERIALS

          The Company purchases various manufactured components and raw materials for use in the Company’s manufacturing processes.  The principal components and raw materials the Company purchases include castings, electronic parts, molded plastic parts, finished sub-components, fabricated metal, aluminum and steel.  The most important raw material is steel.  The Company enters into purchase agreements with local suppliers.  The annual purchase plans are determined at the beginning of the calendar year but are subject to revision every three months as a result of customers’ orders.  A purchase order is made according to monthly production plans.  This protects the Company from building up inventory when the orders from customers change.

          The Company’s ten largest suppliers represent aggregate 22.9% of all components and raw materials the Company purchases for the year ended December 31, 2005. The following table sets forth information regarding the Company’s ten largest suppliers.

List of Major Suppliers

Name of Suppliers	Percentage of Total Purchases in 2005

Shaoxing Sonmic Automotive Components Co., Ltd.	7.6%

Wugang Group Wuhan Metallurgy Equipment Co., Ltd.	2.9%

HuiXian Auto-Accessories Inc. Ltd.	2.6%

Changzhou Jingling Foundry & Forge Co., Ltd.	2.4%

Jingmen Zhongjin Aluminium Casting Co., Ltd.	1.5%

Jingzhou Square & Round Automobile Parts Factory	1.3%

Jingmen Zhonghe Xinyuan Aluminium Co., Ltd.	1.3%

Guangzhou Free Trade Zone Yong Qiang Rubber Plastic Machineries Parts Co., Ltd.	1.1%

Shenyang Automobile Steering Gears Factory	1.1%

Jingzhou Golden Horse Automotive Parts Co., Ltd.	1.1%

          All components and raw materials are available from numerous sources.  The Company has not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally does not carry inventories of these items in excess of what is reasonably required to meet the Company’s production and shipping schedules.

RESEARCH AND DEVELOPMENT

          The Company has a ten-year consulting and licensing agreement with Bishop Steering Technology Ltd, one of the leading design firms in power steering systems.  Bishop’s technology in power steering systems is currently used by carmakers such as BMW and Mercedes Benz.  Pursuant to the agreement, the Company has implemented the Bishop steering valve technology into the Henglong brand R&P power steering gear.

          Henglong owns a Hubei Provincial-Level Technical Center, which is approved by the Hubei Economic Commission.  The center has a staff of 110, including 25 senior engineers, 4 foreign experts and 70 engineers primarily focused on steering system R&D, tests, production process improvement and new material and production methodology application.

          The Company has established an R&D center, Changchun Hualong Auto Technology Co., Ltd., with 45 employees which is composed of 10 senior engineers, 3 foreign experts and 25 engineers, all focusing on steering system R&D, tests, and new material applications.  The Company currently owns twelve Chinese patents for power steering technology and four international patents.

          In addition, the Company has partnered with Tsinghua University to establish a steering system research center, called Tsinghua Henglong Automobile Steering Research Institute, for the purposes of R&D and experimentation for Electronic-controlled Power Steering (EPS) .

          We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allows us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market.  We believe that continued research and development activities (including engineering) are critical to maintaining our pipeline of technologically advanced products.  We have aggressively managed costs in other portions of our business in order to maintain our total expenditures for research and development activities (including engineering) at approximately $1,000,000, $1,500,000 and $1,000,000 for the years ended December 31, 2005, 2004 and 2003.  In 2005 the sales of newly developed products accounted for about 7% of total sales.

COMPETITION

          The automotive components industry is extremely competitive.  Criteria for the Company’s customers include quality, price/cost competitiveness, system and product performance, reliability and timeliness of delivery, new product and technology development capability, excellence and flexibility in operations, degree of global and local presence, effectiveness of customer service and overall management capability.  The power steering system market is fragmented in China, and the Company has seven major competitors.  Of these competitors, two are Sino-foreign joint ventures while the other five are state-owned.  Like many competitive industries, there is downward pressure on selling prices.  For the year ended December 31, 2005, the selling price of the Company’s principal products was reduced by an average of 11%.

          The Company’s major competitors, including Shanghai ZF and FKS, are component suppliers to specific automobile manufacturers.  Shanghai ZF is the joint venture of SAIC and ZF Germany, which is an exclusive supplier to SAIC-Volkswagen and SAIC-GM.  First Auto FKS, a joint venture between First Auto Group and Japan’s Koyo Company, is the third largest in the market, and its main customer is FAW-Volkswagen Company.

          While the Chinese Government limits foreign ownership of auto assemblers to 50%, there is no analogous limitation in the automotive components industry.  Thus opportunities exist for foreign component suppliers to set up factories in China.  These overseas competitors employ technology that may be more advanced and may have already maintained a long-term relationship with the global automobile assemblers, but they are generally not as competitive as the Company in China in terms of production cost and flexibility in meeting client requirements.

CHINESE AUTOMOBILE INDUSTRY

          The Company was a supplier to produce and sell automotive parts and its operations are all located in China.  The increase or decrease in output and sales of Chinese vehicles could result in the increase or decrease of the Company’s results of operations.  According to the latest statistics from China Association of Automobile Manufacturers (CAAM) in 2005, the output and sales volume of domestic made vehicles has reached 5,707,700 and 5,758,200 units respectively, with an increase of 12.55% and 13.54% compared with the same period last year.  The output and sales volume of passenger vehicles has reached 3,930,700 and 3,971,100 units respectively with an increase of 19.73% and 21.40%.  The output and sales volume of commercial vehicles has reached 1,777,000 and 1,787,100 respectively with a decrease of 0.60% and 0.75%, as compared with the corresponding period in the preceding year.  Accordingly, the Company’s sales of steering gears and steering pump for passenger vehicles increased by 47% and 41% respectively as compared with the corresponding period in 2004, however, the Company’s sales of steering gears for commercial vehicles decreased by 34% as compared with the corresponding period in 2004.

          The Company expects that in 2006 China’s automobile market will steadily develop.

          Huaping Liang, the commander of AnHui Association of Automobile Manufacturers, predicted that in 2006 the output and sales of passenger vehicles would increase by approximately 20%, the output and sales of commercial vehicles would be similar or a little higher as compared to 2005.  Based on this prediction, management believes that the sales of steering gear and pump for passenger vehicles and steering gears for commercial and accessories will increase in quantity at the level of 40%-50% and 1%-3% in 2006, respectively, and it is possible that the net sales would increase by 15%-20%.

CHINESE ECONOMY

          Management believes that the most important factor in understanding the Chinese automobile industry is the country’s rapid economic growth. The Chinese economic growth was 7.5% and 8.3% in 2001 and 2002 respectively.  Since the Asian financial crisis, the Central Government has implemented a positive financial policy and stable monetary policy for several years which has led to the Chinese economic growth rate of 9.5% in 2003, and continued the growth rate in 2004.  According to data from State Statistical Bureau, the Chinese economic growth has reached 9.9% in 2005.  The strong demand in the auto sector has been, and will continue to be, underpinned by the desire of residents to improve their living standards given significant increases in income levels. The Central Economic Working Conference which was held in December of 2005 even took the several measures as the policies of expanding consumption in 2006, including growth in urban and rural incomes, expanding consumption areas, fostering new consumption growth areas and improving the consumption environment.  Other measures of expanding consumption will further significantly stimulate the consumption market and strengthen the economy growth, such as lightening the consumption tax burden on residents’ housing and vehicles, policy enactment on removal of a small displacement vehicle limits.

          Management believes that the Chinese economy will show a strong momentum in 2006.  It is estimated that the GDP will increase by 8.5% - 9%, the growth of investment and export will slow down, and the price index range of household consumption will drop to approximately 1%.  The slowing down of investment growth rate will exert a negative influence on the sales of the commercial vehicles, however, the rapid and steady growth in consumption demand will improve the sales of passenger vehicles.

HIGHWAY DEVELOPMENT

          Management believes that the continuing development of the highway system will have a significant positive impact on the manufacture and sale of private automobiles.  Statistics from the Ministry of Communications show that 49,000 kilometers of highway and 6,700 kilometers of expressway were developed in 2005. Total highways and expressways now amount to 1,920,000 kilometers and 40,000 kilometers, respectively.

          China has developed 24,000 kilometers of expressway during the 10th Five-Year Plan period, with total highway in operation having leapt to second place in the world with an increase of 1,000 kilometers each year, as compared with the 9th Five-Year Plan period.  The expressway network of “Five Horizontal and Five Vertical and Three Important Road Sections” has been completed, including TongJiang to Sanya, Beijing to Zhuhai, Lienyunkang to Horguos, Shanghai to Chengdu, Beijing to Shenyang, Beijing to Shanghai and the routes in the southwestern part of the country leading to the sea.  It is estimated that by 2008 the aggregate road and expressways will reach 2,100,000 to 2,300,000 kilometers and 65,000 kilometers respectively based on the plan of Ministry of Communications.

DOING BUSINESS IN CHINA

CHINESE LEGAL SYSTEM

          The practical effect of the Chinese legal system on the Company’s business operations in China can be viewed from two separate but intertwined considerations.  First, as a matter of substantive law, the Foreign Invested Enterprise Laws provide significant protection from government interference.  In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants.  These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several provinces.  Similarly, the Chinese accounting laws mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles.  The Chinese accounting laws require that an annual “statutory audit” be performed in accordance with Chinese accounting standards and that the books of account of Foreign Invested Enterprises be maintained in accordance with Chinese accounting laws.  Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities.  Otherwise there is risk that its business license will be revoked.

          Second, while the enforcement of substantive rights may appear less clear than those in the United States, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business dispute resolution.  Because the terms of the Company’s various Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises will be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in the Company’s joint venture companies will not assume any advantageous position regarding such disputes.  Any award rendered by this arbitration tribunal is, by the express terms of the various Articles of Association, enforceable in accordance with the “United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958).”  Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

ECONOMIC REFORM ISSUES

          Although the Chinese Government owns the majority of productive assets in China, in the past several years the Government has implemented economic reform measures that emphasize decentralization and encourage private economic activity.  Because these economic reform measures may be inconsistent or ineffectual, there is no assurance that:

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

          Negative impact on economic reform policies or nationalization could result in a total investment loss in the Company’s common stock.

          Since 1979, the Chinese Government has reformed its economic systems.  Because many reforms are unprecedented or experimental, they are expected to be refined and readjusted.  Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures.  This refining and readjustment process may negatively affect the Company’s operations.

          Over the last few years, China’s economy has registered a high growth rate.  Recently, there have been indications that the rate of inflation has increased.  In response, the Chinese Government recently has taken measures to curb the excessively expansive economy.  These measures included implementation of a unitary and well-managed floating exchange rate system based on market supply and demand for the exchange rates of Renminbi, restrictions on the availability of domestic credit, reduction of the purchasing capability of certain of its citizens, and centralization of the approval process for purchases of certain limited foreign products.  These austerity measures alone may not succeed in slowing down the economy’s excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy.  The Chinese Government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

          To date reforms to China’s economic system have not adversely affected the Company’s operations and are not expected to adversely affect the Company’s operations in the foreseeable future; however, there can be no assurance that reforms to China’s economic system will continue or that the Company will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the Chinese Government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, reduction in tariff protection and other import restrictions.

ITEM 1A.   RISK FACTORS.

          The Company’s business, financial conditions and results of operations could be materially and adversely affected by many risk factors.  Because of these risk factors, actual results might differ significantly from those projected in the forward-looking statements.  Factors that might cause such differences include, among others, the following:

Risks Related to the Company’s Business and Industry

Because the Company is a holding company with substantially all of its operations conducted through its subsidiaries, its performance will be affected by the performance of its subsidiaries.

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

With the automobile parts markets being highly competitive and many of the Company’s competitors having greater resources than it does, the Company may not be able to compete successfully.

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
          •     Degree of global and local presence;
          •     Effectiveness of customer service; and
          •     Overall management capability.

          The Company’s competitors include independent suppliers of parts, as well as suppliers formed by spin-offs from its customers, who are becoming more aggressive in selling parts to other vehicle manufacturers.  Depending on the particular product, the number of the Company’s competitors varies significantly.  Many of the Company’s competitors have substantially greater revenues and financial resources than it does, as well as stronger brand names, consumer recognition, business relationships with vehicle manufacturers, and geographic presence than it has.  The Company may not be able to compete favorably and increased competition may substantially harm its business, business prospects and results of operations.

          Internationally, the Company faces different market dynamics and competition.  The Company may not be as successful as its competitors in generating revenues in international markets due to the lack of recognition of its products or other factors.  Developing product recognition overseas is expensive and time-consuming and the Company’s international expansion efforts may be more costly and less profitable than it expects.  If the Company is not successful in its target markets, its sales could decline, its margins could be negatively impacted and the Company could lose market share, any of which could materially harm the Company’s business, results of operations and profitability.

The cyclical nature of automotive production and sales could result in a reduction in automotive sales, which could adversely affect the Company’s business and results of operations.

          The Company’s business relies on automotive vehicle production and sales by its customers, which are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences.  They also can be affected by labor relations issues, regulatory requirements, and other factors.  In addition, in the last two years, the price of automobiles in China has generally declined.  As a result, the volume of automotive production in China has fluctuated from year to year, which give rise to fluctuations in the demand for the Company’s products.  Any significant economic decline that results in a reduction in automotive production and sales by the Company’s customers would have a material adverse effect on its results of operations. Moreover, if the prices of automobiles do not remain low, then demand for automobile parts could fall and result in lower revenues and profitability.

Increasing costs for manufactured components and raw materials may adversely affect the Company’s profitability.

          The Company uses a broad range of manufactured components and raw materials in its products, including castings, electronic components, finished sub-components, molded plastic parts, fabricated metal, aluminum and steel, and resins.  Because it may be difficult to pass increased prices for these items on to the Company’s customers, a significant increase in the prices of the Company’s components and materials could materially increase its operating costs and adversely affect its profit margins and profitability.

Pricing pressure by automobile manufacturers on their suppliers may adversely affect the Company’s business and results of operations.

          Recently, pricing pressure from automobile manufacturers has been prevalent in the automotive parts industry in China.  Virtually all vehicle manufacturers seek price reductions each year, including requiring suppliers to pay a “three warranties” service charge for compensation, exchange and withdrawal in an amount equal to one percent of the total amount of parts supplied.  Although the Company has tried to reduce costs and resist price reductions, these reductions have impacted the Company’s sales and profit margins.  If the Company cannot offset continued price reductions through improved operating efficiencies and reduced expenditures, price reductions will have a material adverse effect on the Company’s results of operations.

The Company’s business, revenues and profitability would be materially and adversely affected if it loses any of its large customers.

          For the year ended December 31, 2005, approximately 14% of the Company’s sales were to Brilliance China Automotive Holdings Limited, approximately 11.6% were to Beiqi Foton Motor Co., Ltd., approximately 11.5% were to Chery Automobile Co., Ltd. and approximately 9.5% were to Zhejiang Geely Holding Co., Ltd., the Company’s four largest customers.  The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

The Company may be subject to product liability and warranty and recall claims, which may increase the costs of doing business and adversely affect the Company’s financial condition and liquidity.

          The Company may be exposed to product liability and warranty claims if its products actually or allegedly fail to perform as expected or the use of its products results, or is alleged to result, in bodily injury and/or property damage.  The Company started to pay to its customers’ increased after-sales service expenses due to consumer rights protection policies of “recall” issued by the Chinese Government in 2004, such as the recalling flawed vehicles policy.  Beginning in 2004, automobile manufacturers unilaterally required their suppliers to pay a “3-R Guarantees “ service charge (for repair, replacement and refund) in an amount equal to one percent of the total amount of parts supplied.  Accordingly, the Company has experienced and shall continue to experience higher after sales service expenses.  Product liability, warranty and recall costs may have a material adverse effect on the Company’s financial condition.

The Company is subject to environmental and safety regulations, which may increase the Company’s compliance costs and may adversely affect the Company’s results of operation.

          The Company is subject to the requirements of environmental and occupational safety and health laws and regulations in China.  The Company cannot provide assurance that it has been or will be at all times in full compliance with all of these requirements, or that it will not incur material costs or liabilities in connection with these requirement.  Additionally, these regulations may change in a manner that could have a material adverse effect on the Company’s business, results of operations and financial condition.  The capital requirements and other expenditures that may be necessary to comply with environmental requirements could increase and become a material expense of doing business.

Non-performance by the Company’s suppliers may adversely affect its operations by delaying delivery or causing delivery failures, which may negatively affect demand, sales and profitability.

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

          The Company’s ability to operate its business and implement its strategies effectively depends on the efforts of its executive officers and other key employees.  The Company depends on the continued contributions of its senior management and other key personnel.  The Company’s future success also depends on its ability to identify, attract and retain highly skilled technical, particularly engineers and other employees with electronics expertise, managerial, finance and marketing personnel.  The Company does not maintain a key person life insurance policy on Mr. Hanlin Chen.  The loss of the services of any of the Company’s key employees or the failure to attract or retain other qualified personnel could substantially harm the Company’s business.

The Company’s management controls approximately 92.4% of its outstanding common stock and may have conflicts of interest with its minority stockholders.

          Members of the Company’s management beneficially own approximately 92.4% of the outstanding shares of the Company’s common stock.  As a result, these majority stockholders have control over decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders, which could result in the approval of transactions that might not maximize stockholders’ value.  Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock.  The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders.

There is a limited public float of the Company’s common stock, which can result in its stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock

          There is a limited public float of the Company’s common stock.  Of the Company’s outstanding common stock, approximately 11% is considered part of the public float.  The term “public float” refers to shares freely and actively tradable on the NASDAQ SmallCap Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act.  Due to the Company’s relatively small public float and the limited trading volume of its common stock, purchases and sales of relatively small amounts of the Company’s common stock can have a disproportionate effect on the market price for the Company’s common stock.  As a result, the market price of the Company’s common stock can be volatile. This stock price volatility could prevent a stockholder seeking to sell Company common stock from being able to sell it at or above the price at which the stock was bought.

Provisions in the Company’s certificate of incorporation and bylaws and the General Corporation Law of Delaware may discourage a takeover attempt.

          Provisions in the Company’s certificate of incorporation and bylaws and the General Corporation Law of Delaware, the state in which the Company is organized, could make it difficult for a third party to acquire the Company, even if doing so might be beneficial to the Company’s stockholders.  Provisions of the Company’s certificate of incorporation and bylaws impose various procedural and other requirements, which could make it difficult for stockholders to effect certain corporate actions and possibly prevent transactions that would maximize stockholders’ value.

Risks Related to Doing Business in China and other International Countries

Because the Company’s operations are all located outside of the United States and are subject to Chinese laws, any change of Chinese laws may adversely affect the Company’s business.

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

The Company faces risks associated with currency exchange rate fluctuations, any adverse fluctuation may adversely affect the Company’s operating margins.

          Although the Company is incorporated in the United States, the majority of its current revenues are in Chinese currency.  Conducting business in currencies other than US dollars subjects the Company to fluctuations in currency exchange rates that could have a negative impact on the Company’s reported operating results.  Fluctuations in the value of the US dollar relative to other currencies impact the Company’s revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses.  Historically, the Company has not engaged in exchange rate hedging activities. Although the Company may implement hedging strategies to mitigate this risk, these strategies may not eliminate the Company’s exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

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

          All of the Company’s business, assets and operations are located in China.  The economy of China differs from the economies of most developed countries in many respects, including government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources.  The economy of China has been transitioning from a planned economy to a more market-oriented economy.  Although the Chinese Government has implemented measures recently emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese Government.  In addition, the Chinese Government continues to play a significant role in regulating industry by imposing industrial policies.  It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  Therefore, the Chinese Government’s involvement in the economy could adversely affect the Company’s business operations, results of operations and/or the financial condition.

The significant but uneven growth in the economy of China in the past 20 years could have an adverse effect on the Company’s business and results of operations.

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

          The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi into foreign currency.  Although the exchange rate of the Renminbi to the US dollar has been stable since January 1, 1994, and the Chinese Government has stated its intention to maintain the stability of the value of Renminbi, there can be no assurance that exchange rates will remain stable.  The Renminbi could devalue against the US dollar.  The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which the Company’s earnings and obligations are denominated.  In particular, a devaluation of the Renminbi is likely to increase the portion of the Company’s cash flow required to satisfy the Company’s foreign currency-denominated obligations.

Because the Chinese legal system is not fully developed, the Company’s legal protections may be limited.

          The Chinese legal system is based on written statutes and their interpretation by the Supreme People’s Court.  Although the Chinese government introduced new laws and regulations to modernize its business, securities and tax systems on January 1, 1994, China does not yet possess a comprehensive body of business law.  Because Chinese laws and regulations are relatively new, interpretation, implementation and enforcement of these laws and regulations involve uncertainties and inconsistencies and it may be difficult to enforce contracts.  In addition, as the Chinese legal system develops, changes in such laws and regulations, their interpretation or their enforcement may have a material adverse effect on the Company’s business operations.  Moreover, interpretative case law does not have the same precedential value in China as in the United States, so legal compliance in China may be more difficult or expensive.

It may be difficult to serve the Company with legal process or enforce judgments against the Company’s management or the Company.

          All of the Company’s assets are located in China and three out of the Company’s directors and officers are non-residents of the United States, and all or substantial portions of the assets of such non-residents are located outside the United States.  As a result, it may not be possible to effect service of process within the United States upon such persons to originate an action in the United States.  Moreover, there is uncertainty that the courts of China would enforce judgments of U.S. courts against the Company, its directors or officers based on the civil liability provisions of the securities laws of the United States or any state, or an original action brought in China based upon the securities laws of the United States or any state.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.   DESCRIPTION OF PROPERTY.

          The Company’s headquarters are located at No. 1 Henglong Road, Yu Qiao Development Zone Shashi District, Jing Zhou City Hubei Province, PRC.  Set forth below are the manufacturing facilities operated by each joint venture.  The Company has long-term rights (forty to fifty years) to use the land and owns all of the land improvements.

Name of Entity	Product	Total Area (M2)	Building Area (M2)	Original Cost of Equipment	Site

Henglong	Automotive	435,233	29,892	$18,316,247	Jingzhou City, Hubei Province
	Parts	13,393	13,707		Wuhan City, Hubei Province

Jiulong	Power Steering Gears	98,441	17,401	10,847,407	Jingzhou City, Hubei Province

Shenyang	Automotive Steering Gears	35,354	11,413	2,244,542	Shenyang City, Liaoning Province

Zhejiang	Steering Pumps	27,756	7,262	3,462,843	Zhuji City, Zhejiang Province

USAI	Sensor Modular	—	—	50,337	Wuhan City, Hubei Province

Total		610,177 M2	79,675 M2	$34,921,376

          The Company is not involved in investments in (i) real estate or interests in real estate, (ii) real estate mortgages, and (iii) securities of or interests in persons primarily engaged in real estate activities, as all of its land rights are used for production purposes.

ITEM 3.   LEGAL PROCEEDINGS.

          The Company is not a party to any pending or to the best of the Company’s knowledge, any threatened legal proceedings.  No director, officer or affiliate of the Company, or owner of record of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fiscal year 2005, we held a shareholder meeting and approved the stock option plan, elected directors and approved the engagement of Schwartz Levitsky Feldman LLP as independent auditor.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) MARKET PRICES OF COMMON STOCK

          The Company’s common stock has been traded on the Over-The-Counter Bulletin Board under the symbol “CAAS.OB” from March 2003 till August 24, 2004, when the Company was listed and traded on the NASDAQ Small Cap market under the symbol “CAAS”.  The high and low bid intra-day prices of the common stock in 2004 and 2005 were reported on the OTCBB and NASDAQ for the time periods indicated on the table below.  Accordingly, the table below contains the high and low bid closing prices of the common stock as reported on the OTCBB and NASDAQ for the time periods indicated.

	Price Range

	2005		2004

	High	Low	High	Low

First Quarter	$12.46	$8.53	$18.45	$8.05
Second Quarter	9.80	6.14	9.65	3.70
Third Quarter	7.85	4.10	6.47	3.25
Fourth Quarter	$10.00	$4.27	$18.09	$3.50

          The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b) STOCKHOLDERS

          The Company’s common shares are issued in registered form.  Securities Transfer Corporation in Frisco, Texas is the registrar and transfer agent for the Company’s common stock.  As of December 31, 2005, there were 22,574,543 shares of the Company’s common stock outstanding and the Company had approximately 50 stockholders of record.

(c) DIVIDENDS

          The Company has never declared or paid any cash dividends on its common stock and it does not anticipate paying any cash dividends in the foreseeable future.  The Company currently intends to retain future earnings, if any, to finance operations and the expansion of its business.  Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the Board of Directors deems relevant.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

          The securities authorized for issuance under equity compensation plans are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,200,000	$5.66	2,155,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,200,000	$5.66	2,155,000

The stock options plan proposed by management was approved in the 2004 Annual Meeting of Stockholders, and the maximal common shares for issuance under this plan is 2,200,000 with a period of 10 years.

(e) SALES OF UNREGISTERED SECURITIES

          During 2004, the Company issued options to purchase 7,500 shares of common stock to each of its three independent directors.  Such share options vest immediately upon grant and are exercisable at $4.50 per share over a period of two years.

          On June 28, 2005, the Company issued additional options to purchase 7,500 shares of common stock to each of its three independent directors.  Such stock options vest immediately upon grant and are exercisable at $6.83 per share over a period of five years.  The exercise price represents the fair market value based on the grant date of the stock options.

ITEM 6.   SELECTED FINANCIAL DATA.

          The following selected financial data reflects the results of operations and cash flows.  The data below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.  The financial information presented may not be indicative of our future performance.

	Year Ended December 31, (Unit: US Dollars)

	2005	2004	2003	2002	2001 (Unaudited)

Statement of Operations Data:
Net sales	$63,572,301	$58,185,845	$53,624,868	$—	$—
Cost of sales	41,105,478	35,042,352	28,635,908	—	—

Gross profit	22,466,823	23,143,493	24,988,960	—	—

Cost and expenses:
Selling expenses	4,585,570	3,473,804	2,719,576	—	—
General and administrative expenses	6,244,646	6,478,859	7,603,756	1,000	4,977
R & D expenses	966,782	1,518,512	1,017,031	—	—
Depreciation and amortization (1)	2,577,944	848,009	1,321,601	—	—
Stock-based compensation	68,850	55,125	1,300,000	—	—

Total of cost and expenses	$14,443,792	$12,374,309	$13,961,964	$1,000	$4,977

Operating income (loss)	8,023,031	10,769,184	11,026,996	(1,000)	(4,977)

Other income (expenses)
Joint venture interests income (2)	—	—	—	4,160,000	2,005,059
Other non-operating income	510,795	1,651,560	532,583	—	—
Financial costs	(1,166,167)	(730,962)	(333,336)	—	—

Other income, net	(655,372)	920,598	199,247	4,160,000	2,005,059

Income before income taxes	7,367,659	11,689,782	11,226,243	4,159,000	2,000,082
Income taxes	1,371,863	618,400	1,750,940	—	—

Profit before minority shareholders’ interests	5,995,796	11,071,382	9,475,303	4,159,000	2,000,082
Minority shareholders’ interests	2,680,318	4,182,454	5,476,495	—	—

Profits from continued operations	3,315,478	6,888,928	3,998,808	4,159,000	2,000,082
Loss from discontinued operations (3A)	—	(21,591)	(127,539)	—	—

Net income	3,315,478	6,867,337	3,871,269	4,159,000	2,000,082

Net income from continued operation - Basic and diluted	0.15	0.31	0.19	0.20	0.10

Net (loss) from discontinued operation - Basic and diluted (3B)	0.00	(0.00)	(0.01)	0.20	0.10

Basic	0.15	0.30	0.18	0.20	0.10

Diluted	0.15	0.30	0.18	0.20	0.10

Statement of Cash Flows Data:
Net cash provided by (used in) continued operating activities	13,393,946	22,719,873	1,561,151	(1,000)	(4,977)
Net cash provided by (used in) discontinued operating activities (3C)	—	(1,354,506)	2,364,436	—	—

Net Cash provided by (used in) operating activities	13,393,946	21,365,367	3,925,587	(1,000)	(4,977)

Net cash (used in) continued investing activities	(12,013,878)	(18,352,025)	(6,885,384)	(51,000)	4,977
Net cash (used in) discontinued investing activities (3D)	—	121,769	(2,312,422)	—	—

Net cash (used in) investing activities	(12,013,878)	(18,230,256)	(9,197,806)	(51,000)	4,977

Net cash (used in) continued financing activities	(169,763)	(3,882,077)	10,384,665	52,000	—
Net cash provided by discontinued financing activities (3E)	—	1,180,723	—	—	—

Net cash provided by (used in) financing activities	(169,763)	(2,701,354)	10,384,665	52,000	—

Other Financial Data:
EBITDA (4)	$10,761,751	$10,244,342	$8,474,028	$4,159,000	$2,000,082
Balance Sheet Data:
Total assets	$119,529,723	$105,486,645	$95,846,750	$19,427,000	$12,288,764
Total liability	$60,851,575	$55,776,357	$51,145,176	$13,330,000	$—
Minority interest	$21,751,043	$17,571,838	$18,686,712	$—	$—
Stockholders’ Equity	$36,927,105	$32,138,450	$26,014,862	$6,097,000	$12,288,764

(1). Depreciation and amortization:  Exclude the depreciation and amortization in sales of cost.

(2). Joint venture interests income:  The minority joint venture partner has the right to participate in management before January 1, 2003.  Pursuant to EITF 96-16, the Company accounted for its interest in these joint ventures under the equity method for the years ended December 31, 2002 and 2001.  During early 2003, the directors of the Company and the other joint ventures in the Company’s Sino-foreign joint ventures executed “Act in Concert” agreements, accordingly, the Company has accounted for the above joint ventures on a consolidated basis since January 1, 2003 because the Company has exercised sufficient control over their management and operations.

(3A-3E). Loss from discontinued operation:  Effective August 31, 2004, in order to concentrate on its main products, namely steering and other automotive parts, the Company disposed of its 51% interest in Jingzhou.  The divested non-core business of Jingzhou has been treated as a discontinued operation under SFAS No. 144.

(4). “EBITDA” is defined as income before provision for interest expense and interest income, income taxes, depreciation and amortization.  EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles, but because we believe it is a widely accepted indicator of our ability to incur and service debt.  EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for dividends, reinvestment or other discretionary uses.  In addition, EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

The following is the calculation of EBITDA:

	Year Ended December 31, (Unit: US Dollars)

	2005	2004	2003	2002	2001 (Unaudited)

Net income	$3,315,478	$6,867,337	$3,871,269	$4,159,000	$2,000,082
Loss from discontinued operation	—	21,591	127,539	—	—
Interest expense	1,208,315	789,535	386,394	—	—
Interest income	(42,148)	(58,573)	(53,058)	—	—
Income tax expense	1,371,863	618,400	1,750,940	—	—
Depreciation and amortization (1)	4,908,243	2,006,052	2,390,944	—	—

EBITDA	$10,761,751	$10,244,342	$8,474,028	$4,159,000	$2,000,082

(1) Depreciation and amortization:  Include the depreciation and amortization in sales of cost.

The following is the reconciliation of cash provided by (used in) operating activities to EBITDA:

	Year Ended December 31, (Unit: US dollars)

	2005	2004	2003	2002	2001 (Unaudited)

Net cash provided by operating activities	$13,393,946	$21,365,367	$3,925,587	$(1,000)	$(4,977)
Net cash provided by discontinued operating activities	—	1,354,506	(2,364,436)	—	—
Add: Joint venture interests income	—	—	—	4,160,000	2,005,059
Less: Minority shareholders’ interests	(2,680,318)	(4,182,454)	(5,476,495)	—	—
Less: foreign currency translation gain	(730,896)	—	—	—	—
Less: Stock-Based Compensation	(68,850)	(55,125)	(1,300,000)	—	—
Interest expense	1,208,315	789,535	386,394	—	—
Interest income	(42,148)	(58,573)	(53,058)	—	—
Income tax expense	1,371,863	618,400	1,750,940	—	—
Net changes in operating assets and liabilities	(1,690,161)	(9,587,314)	11,605,096	—	—

EBITDA	$10,761,751	$10,244,342	$8,474,028	$4,159,000	$2,000,082

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

          The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of its current management.  This report includes forward-looking statements.  These statements relate to future events or the Company’s future financial performance.  The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology.  Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof.  The Company undertakes no obligation to update these forward-looking statements.  The Company’s expectations are as of the date this Form 10-K is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

          The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

GENERAL OVERVIEW:

          Effective March 5, 2003, Visions-In-Glass, Inc., a United States public company incorporated in the State of Delaware (“Visions”) , entered into a Share Exchange Agreement to acquire 100% of the shareholder interest in Great Genesis Holding Limited, a company incorporated on January 3, 2003 under The Companies Ordinance of Hong Kong as a limited liability company (“Great Genesis”) , as a result of which Great Genesis became a wholly-owned subsidiary of Visions.  At the closing, the old directors and officers of Visions resigned, and new directors and officers were appointed.  Visions subsequently changed its name to China Automotive Systems, Inc.

          China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company”.  The Company, through its Sino-foreign joint ventures engaged in the manufacture and sales of automotive systems and components in the People’s Republic of China (the “PRC” or “China”) as described below.

          Ji Long Enterprise Investment Limited was incorporated on October 8, 1992 under the Companies Ordinance of Hong Kong as a limited liability company (“Ji Long”) .  Ji Long is an investment holding company.  Effective March 4, 2003, all of the shareholders of Ji Long exchanged their 100% shareholder interest for a 100% shareholder interest in Great Genesis, as a result of which Ji Long became a wholly-owned subsidiary of Great Genesis.

          In exchange for the acquisition of 100% of the shareholder interest in Great Genesis, the shareholders of Great Genesis were issued 20,914,250 shares of common stock of Visions.  In addition, the shareholders of Great Genesis paid $320,000 to the former officer, director and controlling shareholder of Visions in two installments for the cancellation of 17,424,750 shares of common stock in 2003 and 2004.

          The acquisition of Great Genesis by the Company was accounted for as a recapitalization of Great Genesis, pursuant to which the accounting basis of Great Genesis continued unchanged subsequent to the transaction date.  Accordingly, the pre-transaction financial statements of Great Genesis are the historical financial statements of the Company.

	Percentage Interest

Name of Entity	2005	2004	2003

Jingzhou Henglong Automotive Parts Co., Ltd. (“Henglong”)	44.5%	44.5%	42.0%
Shashi Jiulong Power Steering Gears Co., Ltd. (“Jiulong”)	81.0%	81.0%	81.0%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd. (“Shenyang”)	70.0%	70.0%	55.0%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd. (“Zhejiang”)	51.0%	51.0%	51.0%
Jingzhou Henglong Fulida Textile Co., Ltd. (“ Jingzhou ”)	—	—	51.0%
Universal Sensor Application Inc. (“USAI”)	60.0%	—	—

          The Company owns the following aggregate net interests in five Sino-foreign joint ventures organized in the PRC as of December 31, 2005 (Jingzhou was sold in August, 2004):

          Jiulong and Henglong were formed in 1993 and 1997 respectively, and they are mainly engaged in the production of rack and pinion power steering gear and integral power steering gear for cars and light and heavy-duty vehicles.  Shenyang and Zhejiang were established in 2002 for the production of power steering parts and power steering pumps, respectively. USAI was established in 2005 and mainly engaged in the production and sales of sensor modular.

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

          Jingzhou Henglong Fulida Textile Co., Ltd. (“Jingzhou”) was formed in February 2003 to produce environmental textiles and raw materials, and was owned 51% by Ji Long.  Effective August 31, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into an equity exchange agreement (the “Exchange Agreement”) with Hubei Wanlong Investment Co., Ltd., (“Hubei Wanlong”), controlled by Mr. Hanlin Chen, the Company’s Chairman.  Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of Hubei Wanlong’s equity interest in Henglong based on their respective fair market values as determined by an independent appraisal firm.  The difference between the fair value and the book value resulting from the disposition of the joint venture interest in Jingzhou was debited to additional paid-in capital.  With respect to consideration paid by the Company in excess of its Chairman’s basis for his investment, such excess has been charged to additional paid-in capital as a distribution to the Chairman, resulting in the acquired 2.5% equity interests in Henglong being recorded by the Company at the Chairman’s original cost basis.  The Company paid approximately $90,000 to Hubei Wanlong in conjunction with this transaction.

          The divested non-core business of Jingzhou has been treated as a discontinued operation under SFAS No. 144.  Jingzhou’s results of operation and related charges have been reclassified as discontinued operations in the Company’s consolidated statements of operations in 2004.

          On April 12, 2005, one of the subsidiary companies, Great Genesis entered into a Joint Venture Agreement with Shanghai Hongxi Investment Inc. (“Hongxi”, a company controlled by Mr. Hanlin Chen, the Company’s Chairman) and Sensor System Solution Inc. (“Sensor”) to establish a joint venture - Universal Sensor Application Inc. (“USAI”) in the Wuhan East Lake development zone.  USAI will produce and sell sensor modular.  The registered capital of the joint venture is $10,000,000.  Great Genesis and Hongxi will invest $6,000,000 and $1,000,000 respectively including cash, land and building which will account for 60% and 10% of the total registered capital, respectively.  Sensor will invest $3,000,000 in technology, accounting for 30% of the total registered capital.  The registered capital is required to be paid in three installments within one year after signing of the Joint Venture Agreement (April 12, 2005).  As of December 31, 2005, Great Genesis and Sensor have invested $432,100 and $3,000,000 respectively with cash and technology.  Hongxi has not invested any capital.  USAI will conduct its operation of business in 2006.

          The Company has business relations with more than sixty vehicle manufacturers, among them are FAW Group and Dongfeng Auto Group, two of the five largest automobile manufacturers in China, Shenyang Brilliance Jinbei Co., Ltd., the largest van manufacturers in China, Cherry Automobile Co., Ltd., the largest state owned car manufacturer in China, and Zhejiang Geely Automobile Co., Ltd., the largest private owned car manufacturer.  In 2005, the Company has already begun to supply power steering pumps for SAIC GM Wuling Co., one of the Sino-Foreign joint ventures partially owned by GM.  Furthermore, the Company signed product development letters of intent with FAW-Volkswagen Auto Co., Ltd., one of the Sino-Foreign joint ventures partially owned by Volkswagen AG in China, and with Dongfeng Peugeot Citroen Automobile Company Ltd., one of the joint ventures partially owned by DFM China, PSA France.

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

          Minority shareholders’ interest refers to the percentage of the owner’s equity of a subsidiary owned by investors other than controlling shareholder in company.  Minority shareholders’ interest in the consolidated financial statements means the percentage of the Company’s net assets owned by shareholders of the Company’s Sino-foreign joint ventures other than the Company, according to their respective investment ratios.

          The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

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

ACCOUNTS RECEIVABLE:

          In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover estimated credit losses.  Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.  The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance. Revenue is presented net of any sales tax and value added tax.

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

IMPAIRMENT OF LONG-LIVED ASSETS:

          The Company’s long-lived assets consist of property, equipment and certain intangible assets.  In assessing the impairment of such assets, the Company periodically makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or the related assumptions indicate that the carrying amount may not be recoverable, the Company records impairment charges for these assets at such time.

FOREIGN CURRENCIES:

          The Company maintains its books and records in Renminbi (“RMB”), the currency of the PRC, its functional currency.  The exchange rate between US Dollar and RMB is subject to the foreign exchange quotation publicized by the People’s Bank of China on the specific day.  The conversion between overseas convertible foreign currency and RMB are reflected using the temporal method.  Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date.  Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates.  Transaction gains and losses, if any, are included in the determination of net income (loss) for the period.

OFF-BALANCE SHEET ARRANGEMENTS

          The Company does not have any off-balance sheet arrangements.

RESULTS OF OPERATIONS

          During early 2003, the directors of the Company and the other joint ventures in the Company’s Sino-foreign joint ventures executed “Act in Concert” agreements, accordingly, the Company has accounted for the above joint ventures on a consolidated basis since January 1, 2003 because the Company has exercised sufficient control over their management and operations.

          For the years ended December 31, 2005, 2004 and 2003, the Company’s condensed statements of operations were as follows:

	Parent Company			Henglong

	2005	2004	2003	2005	2004	2003

Proportionate ownership interest at end of year	100%	100%	100%	44.50%	44.50%	42%
Net sales	$—	$—	$—	$35,424,735	$29,029,209	$33,929,946
Cost of goods sold	—	—	—	24,566,028	20,614,311	21,242,707

Gross profit	—	—	—	10,858,707	8,414,898	12,687,239

Selling expenses	—	—	—	1,573,678	1,658,536	1,434,715
General and administrative expenses	936,363	823,853	1,108,481	2,885,402	2,990,778	2,724,473
R & D expenses	—	—	—	802,626	1,363,645	809,914
Depreciation and amortization	43,025	78,500	—	1,338,658	372,491	757,219
Stock-based compensation	68,850	55,125	1,300,000	—	—	—

Total costs and expenses	1,048,238	957,478	2,408,481	6,600,364	6,385,450	5,726,321

Income (loss) from operations	(1,048,238)	(957,478)	(2,408,481)	4,258,343	2,029,448	6,960,918

Finance costs (income)	(7,374)	(4,620)	—	734,265	374,067	209,146
Other income (expense), net	(15,076)	(12,806)	105,151	297,759	866,935	228,587

Other income, net	(7,702)	(8,186)	105,151	(436,506)	492,868	19,441

Income (loss) before income taxes	(1,055,940)	(965,664)	(2,303,330)	3,821,837	2,522,316	6,980,359
Income taxes				939,152	(51,395)	777,485

Income before minority interest	(1,055,940)	(965,664)	(2,303,330)	2,882,685	2,573,711	6,202,874
Minority interests	—	—	—	1,607,115	1,523,326	3,597,666

Net income from continued operation	(1,055,940)	(965,664)	(2,303,330)	1,275,570	1,050,385	2,605,208
Net loss from discontinued operation	—	—	—	—	—	—

Net income	$(1,055,940)	$(965,664)	$(2,303,330)	$1,275,570	$1,050,385	$2,605,208

	Jiulong			Shenyang

	2005	2004	2003	2005	2004	2003

Proportionate ownership interest at end of year	81%	81%	81%	70%	70%	55%
Net sales	$21,875,859	$26,932,386	$18,660,367	$11,434,204	$12,690,209	$13,173,434
Cost of goods sold	15,020,923	17,196,990	9,695,034	8,555,910	9,521,533	9,964,598

Gross profit	6,854,936	9,735,396	8,965,333	2,878,294	3,168,676	3,208,836

Selling expenses	2,440,094	1,423,586	1,078,316	240,730	160,853	85,499
General and administrative expenses	1,230,559	1,725,512	2,764,807	717,796	626,464	646,879
R & D expenses	161,773	154,434	201,627	—	—	—
Depreciation and amortization	721,679	238,409	263,925	206,320	84,012	139,167
Stock-based compensation	—	—	—	—	—	—

Total costs and expenses	4,554,105	3,541,941	4,308,675	1,164,846	871,329	871,545

Income (loss) from operations	2,300,831	6,193,455	4,656,658	1,713,448	2,297,347	2,337,291

Finance costs (income)	428,284	366,350	126,025	(6,226)	4,625	(1,667)
Other income (expense), net	197,150	710,101	139,989	23,779	67,210	9,553

Other income, net	(231,134)	343,751	13,964	30,005	62,585	11,220

Income (loss) before income taxes	2,069,697	6,537,206	4,670,622	1,743,453	2,359,932	2,348,511
Income taxes	281,367	669,795	973,455	151,344

Income before minority interest	1,788,330	5,867,411	3,697,167	1,592,109	2,359,932	2,348,511
Minority interests	334,758	1,230,314	1,006,117	464,071	849,162	939,405

Net income from continued operation	1,453,572	4,637,097	2,691,050	1,128,038	1,510,770	1,409,106
Net loss from discontinued operation	—	—	—	—	—	—

Net income	$1,453,572	$4,637,097	$2,691,050	$1,128,038	$1,510,770	$1,409,106

	Zhejiang			Jingzhou (1)

	2005	2004	2003	2005	2004	2003

Proportionate ownership interest at end of year	51%	51%	51%
Net sales	$6,275,953	$4,259,791	$1,678,018	$—	$—	$—
Cost of goods sold	4,586,771	2,482,645	1,215,407	—	—	—

Gross profit	1,689,182	1,777,146	462,611	—	—	—

Selling expenses	331,068	230,829	121,046	—	—	—
General and administrative expenses	517,488	318,660	359,116	—	—	—
R & D expenses	2,383	433	5,490	—	—	—
Depreciation and amortization	268,262	74,597	161,290	—	—	—
Stock-based compensation	—	—	—	—	—	—

Total costs and expenses	1,119,201	624,519	646,942	—	—	—

Income (loss) from operations	569,981	1,152,627	(184,331)	—	—	—

Finance costs (income)	17,218	(9,460)	1,081	—	—	—
Other income (expense), net	7,183	20,120	49,303	—	—	—

Other income, net	(10,035)	29,580	48,222	—	—	—

Income (loss) before income taxes	559,946	1,182,207	(136,109)	—	—	—
Income taxes

Income before minority interest	559,946	1,182,207	(136,109)	—	—	—
Minority interests	274,374	579,652	(66,693)	—	—	—

Net income from continued operation	285,572	602,555	(69,416)	—	—	—
Net loss from discontinued operation	—	—	—	—	(21,591)	(127,539)

Net income	$285,572	$602,555	$(69,416)	$—	$(21,591)	$(127,539)

	Elimination			Total

	2005	2004	2003	2005	2004	2003

Proportionate ownership interest at end of year
Net sales	$(11,438,450)	$(14,725,750)	$(13,816,897)	$63,572,301	$58,185,845	$53,624,868
Cost of goods sold	(11,624,154)	(14,773,127)	(13,481,838)	41,105,478	35,042,352	28,635,908

Gross profit	185,704	47,377	(335,059)	22,466,823	23,143,493	24,988,960

Selling expenses	—	—	—	4,585,570	3,473,804	2,719,576
General and administrative expenses	(42,962)	(6,408)	—	6,244,646	6,478,859	7,603,756
R & D expenses	—	—	—	966,782	1,518,512	1,017,031
Depreciation and amortization	—	—	—	2,577,944	848,009	1,321,601
Stock-based compensation	—	—	—	68,850	55,125	1,300,000

Total costs and expenses	(42,962)	(6,408)	—	14,443,792	12,374,309	13,961,964

Income (loss) from operations	228,666	53,785	(335,059)	8,023,031	10,769,184	11,026,996

Finance costs (income)	—	—	(1,249)	1,166,167	730,962	333,336
Other income (expense), net	—	—	—	510,795	1,651,560	532,583

Other income, net	—	—	1,249	(655,372)	920,598	199,247

Income (loss) before income taxes	228,666	53,785	(333,810)	7,367,659	11,689,782	11,226,243
Income taxes				1,371,863	618,400	1,750,940

Income before minority interest	228,666	53,785	(333,810)	5,995,796	11,071,382	9,475,303
Minority interests				2,680,318	4,182,454	5,476,495

Net income from continued operation	228,666	53,785	(333,810)	3,315,478	6,888,928	3,998,808
Net loss from discontinued operation	—	—	—	—	(21,591)	(127,539)

Net income	$228,666	$53,785	$(333,810)	$3,315,478	$6,867,337	$3,871,269

(1)  The disposal of Jingzhou was accounted for as discontinued operations according to SFAS No. 144. The operating results and related costs and expenses of Jingzhou have been shown as discontinued operations in the consolidated statements of operations. Financial statements of prior periods are also reclassified. The consolidated statements of operations for the years ended December 31, 2005 and 2004 only included the net loss of discontinued operations of $(21,591) and $(127,539).

2005 VERSUS 2004

NET SALES

          The increase in net sales of the Company is summarized as follows:

	2005	2004	Increase (Decrease)

Item	Amount ($)	Amount ($)	Amount ($)	Percentage

Steering gear for commercial vehicles	$17,534,929	$26,656,495	$(9,121,566)	(34)%
Steering gear for passenger vehicles	40,044,635	27,269,558	12,775,077	47%
Steering pumps	5,992,737	4,259,792	1,732,945	41%

Total	$63,572,301	$58,185,845	$5,386,456	9%

          For the year ended December 31, 2005, net sales were $63,572,301, as compared to $58,185,845 for the year ended December 31, 2004, an increase of $5,386,456 or 9.0%.  The increase in net sales in 2005 as compared to 2004 was a result of several factors.

          1.     Primarily, the increase in sales was due to an increase in sales of passenger vehicles.  In 2005, the unfavorable conditions of price decline and sales turndown for passenger vehicles which commenced in 2004 have been reversed.  Therefore, the Company has adjusted its marketing strategies accordingly and concentrated on manufacturing and selling of steering gears for passenger vehicles and steering pumps, which led to sales from steering gears and pumps for the year ended December 31, 2005 increasing 41% and 47% over the same period of 2004, respectively.

          2.     During 2005, sales of steering gear and accessories for commercial vehicles decreased by 34% as compared to 2004, as a result of the adjustment of the real estate and coal markets by the Government, which resulted in a significant slowdown in growth in demand for commercial vehicles, accordingly the Company as a supplier of steering gears for commercial vehicles was also affected.

          During 2005, the Company’s increase of net sales was only 9%, due to the unfavorable conditions for commercial vehicles, and the Company failed to achieve the anticipated increase of 15%-20%.  In 2006, the Company intends to strive to increase net sales by 15%-20% by expanding its sales market both domestically and internationally.  In the domestic market, the Company has entered into small batch supply for new model 323 sedan of Hainan Mazda Co., Ltd., LIONCEL sedan of Southeast Motor Co., Ltd. and ZX sedan of Dongfeng Peugeot Citroen Automobile Company Ltd. in 2005.  Furthermore, the Company signed product development letters of intent with FAW-Volkswagen Auto Co., Ltd., one of the Sino-Foreign joint ventures partially owned by Volkswagen AG in China, and with Dongfeng Peugeot Citroen Automobile Company Ltd., one of the joint ventures partially owned by DFM China, PSA France in 2006.  The Company expects that it will enter into other small batch supply contracts in the latter half of the year.  As for the international market, the Company provides newly developed products for the City Mini system and the commercial system of TATA motors, one of the biggest automakers in India, which will be marketed in the latter half of 2006.

GROSS PROFIT

          For the year ended December 31, 2005, the gross profit was $22,466,823, as compared to $23,143,493 for the year ended December 31, 2004, a decrease of $676,670 or 3%, as a result of following factors:

          1.     Decreased sales:  In the domestic commercial vehicles market, the output and sales in 2005 had greatly decreased as compared to 2004 as a result of a number of factors, such as increased prices of gasoline and raw materials, the Government’s influence on rectifying the over-sized and over-loaded of the commercial vehicles market, the adjustment of the real estate and coal markets by the Government, etc.  During 2005, the sales of steering gears for commercial vehicles decreased by 34% as compared to 2004, which led to a decrease of gross profit of $3,283,764.

          In 2005, the demand of the domestic passenger vehicles market has bounced back to a steady and rapid growth trend after “the blowout period” in 2002 and 2003 and a significant drop in 2004.  Therefore, the Company has adjusted its marketing strategies accordingly and concentrated on manufacturing and selling of steering gears for passenger vehicles and steering pumps, which led to sales from steering gears and pumps for the year ended December 31, 2005 to increase 47% and 41% over the same period of 2004 respectively, and the gross profit increasing $5,155,144.  The gross profit for the year ended December 31, 2005 increased $1,871,380 as compared to the same period of 2004, because increased sales of steering gear and steering pumps for passenger vehicles more than compensated for decreased sales of steering gear for commercial vehicles.

          2.     Lower price.  The year 2005 was still a “low price” year for the Chinese auto industry with an average price reduction of 10.2% during that period, and low prices have become the norm for many automobile manufacturers.  To keep its market share, the Company also reduced the prices of its principal products: steering gear by 10.6%, steering pumps by 28.3%, and steering accessories by 4.9% at the request of its customers.  Decreased gross profit of $8,342,905 in 2005 is due to this factor.

          3.     Costs of goods sold:  The advanced production equipment, which the Company acquired in 2003 has achieved the expected positive effects.  In 2005, manufacturing efficiency was improved, and cost control over the production process was enhanced, resulting in a cost reduction of the Company’s main products, steering gears were reduced by 5%; steering pumps were reduced by 1% and steering accessories were reduced by 6%.  The effect of these cost reductions was to increase the company’s gross profit by $5,794,856 for the year ended December 31,2005.

          In 2005, the overall gross margin decreased to 35% from 40% in 2004 due to these factors.

          It is estimated that the output and sales of domestic commercial vehicles in 2006 will be similar to the prior year as compared to 2005, as a result of the continued rising prices of raw materials and Government’s policies on the real estate and coal markets.  However, the environment-friendly automobiles encouraged by the Government in 2006 will further stimulate the use of economy cars, especially with the implementation of development policy of small displacement vehicles.  It is estimated that the sales of passenger vehicles will increase in quantity at the rate of 20% in 2006.  The Company will try to seize the opportunity to stabilize the commercial vehicle market and expand the passenger vehicles market, and to increase its gross margin steadily by increasing output and sales.

          In 2006, the Chinese automobile manufacturers will still use price reductions to keep and enhance their market share.  China National Information Center made a projection for the Chinese automobile market in 2006 that automobile prices will decline approximate 8%-10% as compared to 2005, and the Company as an auto parts supplier, would be adversely affected by a reduction in its gross margins.  The Company estimates that auto parts prices will be cut back following similar reductions in automobile prices.  The Company intends to take the following measures to reduce costs in order to meet its target of 30% gross profit.

          1.     Reduce labor costs.  The Company has purchased certain advanced production equipment, which optimizes manufacturing cycles, and further improves productivity capacity and efficiency.  The Company estimates that its labor costs will be reduced by 3% as compared to 2005 as a result of the advantage of its optimized manufacturing cycles and saved standard labor hours.

          2.     Reduce the cost of raw materials.  In 2006, the Company plans to continue controlling the costs of raw materials by two means:  Firstly, volume purchase of major raw materials will be made through a bidding process, and for purchases of other smaller quantities of non major materials, “target prices” will be set to guide such purchases.  Secondly, technical personnel have been encouraged to reevaluate the product structure and production techniques so as to optimize product design, reduce the weight of parts and wastage in the production process, and thus reduce the cost of raw materials.  The Company estimates that its material cost will be reduced by 2% as a result of these measures.

          3.     Reduce manufacturing expenses.  In 2006, the Company will reexamine the standard material consumption rates, and regulate the program of approval and usage for supplementary materials, such as oil, cutting tools, dies and other supplies.  It is estimated that its manufacturing expenses would be reduced by 1% through these measures.

SELLING EXPENSES

          For the years ended December 31, 2005 and 2004, selling expenses are summarized as follows:

	Total		Increased (Decreased)

Item	2005($)	2004($)	Amount ($)	Percentage

Salaries and wages	$182,165	$872,720	$(690,555)	(79)%
Supplies expense	11,570	29,698	(18,128)	(61)%
Travel expense	347,072	300,082	46,990	16%
Transportation expense	856,087	793,474	62,613	8%
After sales service expense	2,741,360	1,199,728	1,541,632	129%
Rent expense	214,532	103,451	111,081	107%
Office expense	76,232	78,979	(2,747)	(3)%
Advertising expense	15,484	18,666	(3,182)	(17)%
Entertainment expense	86,718	37,617	49,101	131%
Insurance expense	18,062	18,813	(751)	(4)%
Other expense	36,288	20,576	15,712	76%

Total	$4,585,570	$3,473,804	$1,111,766	32%

          Selling expenses were $4,585,570 for the year ended December 31, 2005, as compared to $3,473,804 for 2004, an increase of $1,111,766 or 32.0%.  Significant expense items that increased by more than $50,000 in 2005 as compared to 2004 were transportation expense, after sales service expense and rent expense.

          The increase in transportation expense was due to increased sales and the rise in the price of oil, which led to increases in domestic transportation prices.  The increase in after sales service expenses was due to the consumer rights protection policies of "recall" issued by the Chinese Government in 2004, which was fully implemented in 2005, including the recalling of flawed vehicles policy.  Accordingly, the automobile manufacturers introduced a policy unilaterally requiring the automotive parts suppliers to pay a "3-R Guarantees " service charge (for repair, replacement and refund) in an amount equal to one percent (1%) of the total value of parts supplied.  The increase in rent expense was due to the addition of new service branches to enhance service quality, which was increased nearly 50% as compared to the prior year.  All the new offices in new service branches were rented, which led to increased rent expense.

          Significant expense items that decreased more than $50,000 in 2005 as compared to 2004 were salaries and wages.  The decrease in salaries and wages was due to the failure of sales personnel to achieve the sales growth target of 20%.  Therefore, the Company reduced their sales bonus.

GENERAL AND ADMINISTRATIVE EXPENSES

          For the years ended December 31, 2005 and 2004, general and administrative expenses are summarized as follows:

	Total		Increased (Decreased)

Item	2005 ($)	2004 ($)	Amount ($)	Percentage

Salaries and wages	$1,709,135	$1,896,942	$(187,807)	(10)%
Travel expenses	413,630	377,452	36,178	10%
Office expenses	188,483	196,058	(7,575)	(4)%
Supplies expenses	351,103	329,323	21,780	7%
Repairs expenses	100,450	235,400	(134,950)	(57)%
Rent expenses	272	1,814	(1,542)	(85)%
Entertainment expenses	84,661	37,966	46,695	123%
Labor insurance expenses	593,940	1,105,911	(511,971)	(46)%
Labor union dues expenses	55,045	84,663	(29,618)	(35)%
Board of directors expense	39,475	56,330	(16,855)	(30)%
Taxes	170,094	196,619	(26,525)	(13)%
Provision for bad debts	90,214	136,205	(45,991)	(34)%
Impairment of inventories	248,907	187,871	61,036	32%
Training expenses	60,897	68,272	(7,375)	(11)%
Warranty	1,219,108	391,350	827,758	212%
Listing expenses	590,010	823,852	(233,842)	(28)%
Others expenses	329,222	352,831	(23,609)	(7)%

Total	$6,244,646	$6,478,859	$(234,213)	(4)%

          General and administrative expenses were $6,244,646 for the year ended December 31, 2005, as compared to $6,478,859 for the year ended December 31, 2004, a decrease of $234,213 or 4%.

          The only expenses items that increased more than $100,000 in 2005 as compared to 2004 were warranties.  Significant expense items that decreased more than $100,000 in 2005 were salaries and wages, repairs expense, labor insurance expense and listing expenses.  Listing expenses consisted of the costs associated with legal, accounting and auditing fees for operating a public company.

          Warranty reserves represent the Company’s obligation to repair or replace defective products under certain conditions.  The estimate of the warranty reserves is based on historical experience.  In 2005, the warranty rate was determined to be 2.78% of net sales, while in 2004 it was determined to be 0.9% of net sales.  The significant increase in warranty reserves was due to the increased rate of warranty reserves adjusted by the Company.

          The decrease in salaries and wages was due to the failure of management to achieve a net income growth target.  Therefore, the Company reduced their management bonuses.

          The decrease in repair expenses was a result of the Company’s comprehensive maintenance of all the operating sites and equipment in 2004, while in 2005 the Company carried out normal maintenance for only part of its operating sites and equipment.

          The decrease in labor insurance expenses was due to Henglong and Jiulong, two of the Company’s subsidiaries changing their calculation base for endowment insurance expenses set by the local Government policy, which was 20% of the minimum salary ratified by the authority.  In 2004, the endowment insurance expenses were recorded as 20% of the salary actually paid.

          The decrease in listing expenses was due to the Company’s payment of $70,000 of reverse merger costs for the acquisition of a controlling interest in a public company in 2004, while there were no such expenses in 2005. In addition, the Company also cut reduced its consulting service expenses and general and administrative expenses for the year ended December 31, 2005.

          Although the entertainment expenses did not increase by more than $100,000, they increased by 123% to $84,661 in 2005, due to more visitors, including Government officers, technology experts, economists etc., visiting the Company than last year,

RESEARCH AND DEVELOPMENT EXPENSES

          Research and development expenses were $966,782 for the year ended December 31, 2005, as compared to $1,518,512 for the year ended December 31, 2004, a decrease of $551,730 or 36.0%, as a result of the Company’s R&D department focusing on applications of prior purchased technologies and hence reducing the R&D expenses for the year ended December 31, 2005.

DEPRECIATION AND AMORTIZATION EXPENSE

          For the year ended December 31, 2005, the depreciation and amortization expenses excluded from that recorded in cost of sales were $2,577,944, as compared to $848,009 for the year ended December 31, 2004, an increase of $1,729,935 or 204.0%. The main reasons are:

          1.     The new office building constructed in 2004 was completed and came into use in 2005, which led to an additional depreciation of approximately $310,000.

          2.     The equipment purchased in 2004 was delivered and came into use in 2005, which led to additional depreciation of approximately $1,320,000.

STOCK COMPENSATION

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

          On June 28, 2005, the Company issued additional options to purchase 7,500 shares of common stock to each of its three independent directors.  Such stock options vest immediately upon grant and are exercisable at $6.83 per share over a period of five years.  The aggregate fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was estimated to be $68,850, which was charged to operations during the year ended December 31, 2005.

INCOME FROM OPERATIONS

          Income from operations was $8,023,031 for the year ended December 31, 2005, as compared to $10,769,184 for the year ended December 31, 2004, a decrease of $2,746,153 or 25.5%, consisting of a decrease of operating profit of $676,670 or 2.9% as a result of decreased gross profit, and a decrease of operating profit of $2,069,483 or 16.7% as a result of increased costs and expenses.

OTHER NON-OPERATING INCOME

          For the years ended December 31, 2005 and 2004, other non-operating income is summarized as follows:

	Materials Sold	Subsidy Income	Write off Accounts Payable	Equipment Disposal	Other	Total

2005	$255,038	$150,809	$0	$40,581	$64,367	$510,795
2004	$699,107	$175,959	$680,980	$95,514	$0	$1,651,560
Increased (Decreased) Amount	$(444,069)	$(25,150)	$(680,980)	$(54,933)	$64,367	$(1,140,765)
Increased (Decreased) Percentage	(64)%	(14)%	(100)%	(58)%	—	(69)%

          For the year ended December 31, 2005, the non-operating income was $510,795, as compared to $1,651,560 for the year ended December 31, 2004, with a decrease of $1,140,765 or 69%, mainly due to:

          1.      The gain of $64,367 was accrued because of the selling price of company’s vehicles was higher than their purchase price.

          2.      Income was decreased by $444,069 as a result of a decline in the sales of surplus material;

          3.     Subsidy income from the Chinese Government decreased by $25,150.  The Chinese Government encourages enterprises to purchase domestic equipment and provides corresponding allowances.  The amounts of domestic equipment purchased by the Company in 2005 were less than that of prior year;

          4.     In 2004, Henglong and Jiulong, two Sino-foreign joint ventures of the Company, wrote off certain accounts payable as dormant over three years in the amount of $680,980.  There was no such write off of accounts payable in 2005; and

          5.     The income from equipment disposal decreased by $54,933 as compared to last year.

FINANCE EXPENSES

          Financial expenses were $1,166,167 for the year ended December 31, 2005, as compared to $730,962 for the year ended December 31, 2004, an increase of $435,205 or 60%, primarily as a result of an increase of interest payments of $134,180 due to increased amount of loans and increased interest rates, and an increase of $301,025 due to increased note discount expenses.

INCOME BEFORE INCOME TAXES

          Income before income taxes was $7,367,659 for the year ended December 31, 2005, as compared to $11,689,782 for the year ended December 31, 2004, a decrease of $4,322,123 or 37%, consisting of decreased income from operations of $2,746,153 or 25.5%, decreased non-operating income of $1,140,765 or 69%, and increased finance expenses of $435,205 or 59.5%.

INCOME TAXES

          Income tax expense was $1,371,863 for the year ended December 31, 2005, as compared to $618,400 for the year ended December 31, 2004, an increase of $753,463 or 122%, mainly because of:

          (1)     The Chinese Government provides enterprise income tax preferences to joint ventures for purchasing domestic equipment, and the regulations are as follows: The allowable tax credit of an enterprise with foreign investment or foreign enterprise shall not exceed its newly increased enterprise income tax of the purchasing year over that of the year before.  If the amount of newly increased enterprise income tax is not sufficient for tax credit, the remaining part of investment outside tax credit shall be refundable from the newly increased tax of the next year over that of the year before the purchasing year.  However, the period for continuous tax credit shall not exceed five years.

          Two of the Company’s Sino-foreign joint ventures, Henglong and Jiulong, received an income tax benefit of $901,600 in 2004 for purchase of domestic equipment, which have been reflected as a reduction to income tax expense in the Company’s consolidated statements of operations for the year ended December 31, 2004.  In 2005, as a result of the increased income taxes in Henglong and Jiulong were less than 2004, they were not entitled to the tax benefit policy.

          (2)     The consolidated income before income taxes of Jiulong in 2005 was less than that in 2004, which led to a decrease of $325,363 in income taxes.

          (3)     The tax holiday of Shenyang, one of the Company’s Sino-foreign joint ventures, matured in 2005, therefore increasing the Company’s income taxes by $177,226.

INCOME BEFORE MINORITY INTEREST

          Income before minority interest was $5,995,796 for the year ended December 31, 2005, as compared to $11,071,382 for the year ended December 31, 2004, a decrease of $5,075,586 or 45.8%, due to decreased income before income taxes of $4,322,123 or 37%, and increased income tax expenses of $753,463 or 121.8%.

MINORITY INTEREST

          The Company recorded the minority interests’ share in the earnings of the Sino-foreign joint ventures aggregating $2,680,318 for the year ended December 31, 2005, as compared to $4,182,454 for the year ended December 31, 2004, a decrease of $1,502,136 or 35.9%.

          The Company owns equity interests in five Sino-foreign joint ventures, through which it conducts its operations.  All of the operating results of these five Sino-foreign joint ventures were consolidated in the Company’s financial statements of December 31, 2005 and 2004.  USAI has not generated any operating income/loss for the year ended December 31,2005.  The equity interest of Jingzhou was sold effective August 31, 2004. The Company records the minority interests’ share in the earnings of the respective Sino-foreign joint ventures for each period.

          As compared with 2004, the decreased minority interest for the year ended December 31, 2005 consisted of a decrease of $1,144,889 caused by decreased income before minority interest of Sino-foreign joint ventures, and a decrease of $357,256 caused by decreased minority interest percentage in Sino-foreign joint ventures.

NET INCOME FROM CONTINUED OPERATIONS.

          Net income was $3,315,478 for the year ended December 31, 2005, as compared to $6,888,928 for the year ended December 31, 2004, an decrease of $3,573,450 or 52%, consisting an increased income before minority interest of $5,075,586 or 45.8%, and a decreased minority interest of $1,502,136 or 35.9%, which increased net income.

DISCONTINUED OPERATIONS

          As mentioned above, effective August 31, 2004, in order to concentrate on its main products, namely steering and other automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into the Exchange Agreement with HBWL, which is controlled by Mr. Hanlin Chen, the Company’s Chairman. Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of Hubei Wanlong’s equity interest in Henglong based on their respective fair market values as determined by an independent appraisal firm. Accordingly, the Company does not own any Jingzhou equity.

          The divested non-core business of Jingzhou has been treated as a discontinued operation under SFAS No. 144.  The net loss of $21,591 from discontinued operations of Jingzhou was included in the consolidated statements of operations of 2004.

NET INCOME

          Net income was $3,315,478 for the year ended December 31, 2005, as compared to $6,867,337 for the year ended December 31, 2004, a decrease of $3,551,859 or 51.7%.

2004 VERSUS 2003

NET SALES FROM CONTINUED OPERATIONS

          The increase in net sales of the Company is summarized as follows:

	2004		2003		Increase

Item	Quantity	Amount ($)	Quantity	Amount ($)	Quantity	Amount ($)	Increase in (%)

Steering gears	442,962	$44,746,849	417,000	$44,556,450	25,962	$190,399	0.4%
Steering accessories	—	9,179,204	—	7,390,573	—	1,788,631	24.2%
Steering pumps	94,881	4,259,792	34,172	1,677,845	60,709	2,581,947	153.9%

Total	—	$58,185,845	—	$53,624,868	—	$4,560,977	8.5%

          For the year ended December 31, 2004, net sales were $58,185,845, as compared to $53,624,868 for the year ended December 31, 2003, an increase of $4,560,977 or 8.5%.  The increase in net sales in 2004 as compared to 2003 was a result of several factors.

          1.     The steady increase of sales of steering gears, one of the Company’s principal products in 2004.  During 2004, the Chinese Government implemented macroeconomic adjustment and control measures.  Banks tightened consumer credit, thus cooled down the light-duty vehicle and vehicle market, as they were partly supported by consumer credit.  As one of the parts suppliers to light-duty vehicle and car makers, the Company’s sales of steering gears for light-duty vehicles and cars also suffered by dropping 12% in 2004.  Under such disadvantaged situation, the management made adjustments, shifted the Company’s priorities to truck related products and established a special team to develop the truck market.  In 2004, the Company expanded business with several heavy-duty vehicle customers.  Among them were Dongfeng Auto Group and Shanxi Heavy Auto Co., whose contribution of sales rose from less than 1% to 10.9% and 2.8%, respectively.  As a result of the expansion in the truck market, sales of steering gears maintained steady growth, and contributed in aggregate 76.9% of the Company’s consolidated net sales in 2004.

          2.     Sustained expansion of production and sales of Zhejiang.  During 2004, Zhejiang generated net sales of $4,259,791, an increase of $2,581,773 or 153.9% as compared with $1,678,018 of 2003.  During 2004, Zhejiang contributed a major part in the increase of the Company’s consolidated net sales, i.e.: 56.6%.

          3.     Increase in sales of steering accessories.  The sales of steering accessories were affected by tight money policy as well.  In 2004, sales of accessories to light-duty and cars customers dropped by 10%, as compared with 2003.  The Company strengthened its retail network team to respond to this unfavorable situation. The number of agents of the Company’s products was increased from twelve in 2003 to twenty in 2004, and some incentive measures were made, for example, promptly refunding their earned incentives to agents based on their performance during each quarter.  These steps of networking and incentive measures worked effectively.  Overall, sales of steering accessories rose from $7,390,573 in 2003 to $9,179,204 in 2004, an increase of $1,788,631 or 24.2%, which contributed in the aggregate 39.2% to the increase of the Company’s consolidated net sales.

          The increase of sales in 2004 also benefited from maintaining customer loyalty and expanding high grade customer base.  During 2004, the Company’s ten largest customers accounted for 73.1% of the Company’s consolidated net sales.  Three of them each accounted for more than 10% of consolidated net sales, contributing 19.2%, 16.2% and 10.9% to consolidated net sales, or an aggregate of 46.3% of consolidated net sales.

GROSS PROFIT FROM CONTINUED OPERATIONS.

          For the year ended December 31, 2004, the gross profit was $23,143,493, as compared to $24,988,960 for the year ended December 31, 2003, a decrease of $1,845,467 or 7%, as a result of following factors:

          1.     China’s car and light-duty vehicle industry expansion obviously slowed down starting with the second quarter of 2004, as compared to the same period of 2003.  Some of the Company’s major car and light-duty vehicle customers experienced a significant drop in their sales.  For example, the sales of Cherry Automobile has dropped to 76,000 units from 90,000 in 2003, and Southeast Auto has dropped to 58,000 from 72,000 of 2003.

          As a result, the Company’s sales to them of steering used in cars and light-duty vehicles also dropped dramatically as compared to 2003.  However, with the Chinese government promulgating amendments to the Road Act, opportunities opened for increased sales of heavy-duty vehicles.  The Company adjusted its marketing strategies timely, made a big effort on developing the heavy-duty and retail markets, and achieved a steady increase on the sale of the Company’s main products, the Steering gears.  The Zhejiang joint venture also had a good performance of sales of Steering pumps.  In 2004, the sales of Steering gears, Steering pumps and Steering accessories increased 6%, 178% and 3% respectively, and made a total contribution of $3,393,377 to gross profit.

          2.     The year 2004 was undoubtedly a “price down” year for the Chinese auto industry with an average price reduction of 13.1% during that period.  To keep its market share, the Company also reduced the prices of its principal products: steering gears by 6%, steering pumps by 9%, and steering accessories by 41% at the requests of the Company’s customers.  Decreased gross profit of $6,743,466 in 2004 is due to such decreased sales prices.

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

SELLING EXPENSES FROM CONTINUED OPERATIONS.

          For the years ended December 31, 2003 and 2004, selling expenses are summarized as follows:

			Increased (Decreased)

Item	2004($)	2003($)	Amount ($)	Percentage

Salaries and wages	$872,720	$1,298,470	$(425,750)	(32.8)%
Supplies	29,698	141,167	(111,469)	(79.0)%
Travel	300,082	228,929	71,153	31.1%
Transportation	793,474	760,649	32,825	4.3%
After sales service	1,199,728	69,720	1,130,008	1620.8%
Rent	103,451	69,034	34,417	49.9%
Office	78,979	63,229	15,750	24.9%
Advertising	18,666	34,243	(15,577)	(45.5)%
Entertainment	37,617	27,092	10,525	38.9%
Insurance	18,813	14,512	4,301	29.6%
Other	20,576	12,531	8,045	64.2%

Total	$3,473,804	$2,719,576	$754,228	27.7%

          Selling expenses were $3,473,804 for the year ended December 31, 2004, as compared to $2,719,576 for 2003, an increase of $754,228 or 27.7%.  Significant expense items that increased by more than $50,000 in 2004 as compared to 2003 were travel and after sales service.  The increase in travel was due to increased market development activities as described above.

          The increase in after sales service expenses was due to consumer rights protection policies of “recall” issued by the Chinese Government in 2004.  In 2004, the Chinese Government introduced a number of policies on protection of consumers’ rights, such as the recalling flawed vehicles policy.  Accordingly, in 2004 the automobile manufacturers introduced a policy unilaterally requiring the automotive parts suppliers to pay a “three warranties” service charge (for compensations, exchange and withdraw) in an amount equal to one percent (1%) of the total amount of parts supplied.  Therefore, the increase in after sales service charges does not mean an increase of product failures, it is simply due to the new “three warranties” charges by auto makers.

          Significant expense items that decreased more than $50,000 in 2004 as compared to 2003 were salaries and wages and supplies.  The decrease in salaries and wages was due to the failure of the sales personnel to achieve sales growth target.  Therefore, the Company reduced their sales bonus.  The decrease of supplies was due to the fact that with the payment of the 1% “three warranties” charges, certain after-sales service was performed by the automotive manufacturers.

GENERAL AND ADMINISTRATIVE EXPENSES FROM CONTINUED OPERATIONS.

          For the years ended December 31, 2004 and 2003, general and administrative expenses are summarized as follows:

			Increased (Decreased)

Item	2004($)	2003($)	Amount ($)	Percentage

Salaries and wages	$1,896,942	$1,414,785	$482,157	34.1%
Travel	377,452	188,118	189,334	100.6%
Office	196,058	160,176	35,882	22.4%
Supplies	329,323	566,050	(236,727)	(41.8)%
Repairs	235,400	197,424	37,976	19.2%
Rent	1,814	103,421	(101,607)	(98.2)%
Entertainment	37,966	31,866	6,100	19.1%
Securities and insurance	1,105,911	1,062,695	43,216	4.1%
Labor union dues	84,663	78,092	6,571	8.4%
Board of directors expense	56,330	75,026	(18,696)	(24.9)%
Taxes	196,619	159,420	37,199	23.3%
Provision for bad debts	136,205	1,547,728	(1,411,523)	(91.2)%
Impairment of inventories	187,871	276,938	(89,067)	(32.2)%
Training	68,272	56,427	11,845	21.0%
Warranty	391,350	152,208	239,142	157.1%
Listing expenses	823,852	1,108,483	(284,631)	(25.7)%
Others	352,831	424,899	(72,068)	(17.0)%

Total	$6,478,859	$7,603,756	$(1,124,897)	(14.8)%

          General and administrative expenses were $6,478,859 for the year ended December 31, 2004, as compared to $7,603,756 for the year ended December 31, 2003, a decrease of $1,124,897 or 14.8%.

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

          The reason for increased salaries and wages was attributable to increased difficulty of work and workload compared to 2003, and therefore the management and staff received more compensation compared to 2003.  In 2003, demand in the China automotive consumption market was booming, and therefore it was a seller’s market for the automotive parts suppliers in 2003, but it was reversed in 2004.

          The reason for increased travel expenses was attributable to the expenses of management going abroad for overseas market development, as mentioned in the sections relating to selling and marketing expenses above.

          Warranty reserves represent the Company’s obligation to repair or replace defective products under certain conditions.  The estimate of the warranty reserves is based on historical experience.  In 2004, the warranty rate was determined to be 0.9% of net sales, while in 2003 it was determined to be 0.2% of net sales.

          The reason for decreased supplies expenses was the Company incurred supplies losses due to plant relocation by Shenyang, Zhejiang and Jiulong in 2003, while there is no similar expense in 2004.

          Rent. In the first half of 2003, Zhejiang, Shenyang and Jiulong’s workshops were rented.  After their new buildings of workshop were completed and ready for use in the second half of 2003, the Company had no such rental expense in 2004.

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

          The decrease of listing expenses was due to the Company’s paying $250,000 of reverse merger costs for the acquisition of a controlling interest in a public company in 2003.  Only $70,000 was paid in 2004.

          The other items included in general and administrative expenses included traffic expenses and public relationship expenses.  Decrease in other items of general and administrative expenses in 2004 is due to a decrease in public relationship activities.

RESEARCH AND DEVELOPMENT EXPENSES FROM CONTINUED OPERATIONS

          Research and development expenses were $1,518,512 for the year ended December 31, 2004, as compared to $1,017,031 for the year ended December 31, 2003, an increase of $501,481 or 49.3%, consisting of research and development on electronic power steering units of $361,000, adjustable steering columns of $251,000, and steering gear improvement of $643,000, and foreign experts’ compensation of $264,000.

DEPRECIATION AND AMORTIZATION EXPENSE FROM CONTINUED OPERATIONS

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

DEPRECIATION AND AMORTIZATION EXPENSE FROM CONTINUED OPERATIONS

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

STOCK COMPENSATION FROM CONTINUED OPERATIONS

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

INCOME FROM OPERATIONS FROM CONTINUED OPERATIONS

          Income from operations was $10,769,184 for the year ended December 31, 2004, as compared to $11,026,996 for the year ended December 31, 2003, a decrease of $257,812 or 2.3%, consisting of a decrease of gross profit of $1,845,467 or 7.4%, and a decrease of costs and expenses of $1,587,655 or 11.4%, which increased the income from operations.

OTHER NON-OPERATING INCOME FROM CONTINUED OPERATIONS

          For the years ended December 31, 2003 and 2004, other non-operating income are summarized as follows:

	Materials Sold	Subsidy Income	Write off Accounts Payable	Equipment Disposal	Share Exchange Income	Total

2004	$699,107	$175,959	$680,980	$95,514	—	$1,651,560
2003	$279,536	$132,000	—	$14,047	$107,000	$532,583
Increased (Decreased) Amount	$419,571	$43,959	$680,980	$81,467	$(107,000)	$1,118,977
Increased (Decreased) Percentage	150%	33%	—	580%	-100%	210%

          For the year ended December 31, 2004, the non-operating income was $1,651,560, as compared to $532,583 for the year ended December 31, 2003, with an increase of $1,118,977 or 210%, mainly due to:

          1.     Increased materials sold income of $419,571 more than 2003.

          2.     Increased subsidy income of $43,959 more than 2003.  The Chinese Government encourages enterprises to purchase domestic equipment.  The Company purchased more domestic equipment in 2004 than in 2003 and thus obtained more subsidy income.

          3.     Write off of long-term (over three years) accounts payable of $680,980.  In 2004, two Sino-foreign joint-ventures of the Company, Henglong and Jiulong, wrote off accounts payables of $680,980 because there had been no pay back requirements for over 3 years.  The Company has received confirmations from those suppliers. While in 2003, there was no write off of accounts payable.

          4.     Increased income from equipment disposal of $81,467 more than 2003, and

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

FINANCE EXPENSES FROM CONTINUED OPERATIONS

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

INCOME BEFORE INCOME TAXES FROM CONTINUED OPERATIONS

          Income before income taxes was $11,689,782 for the year ended December 31, 2004, as compared to $11,226,243 for the year ended December 31, 2003, an increase of $463,539 or 4.1%, consisting of decreased income from operation of $257,812 or 2.3%, increased non-operating income of $1,118,977 or 210%, and increased finance expenses of $397,626 or 119.0%, which reduced the income before income taxed.

INCOME TAXES FROM CONTINUED OPERATIONS

          Income tax expense was $618,400 for the year ended December 31, 2004, as compared to $1,750,940, a decrease of $1,132,540 or 64.7%, mainly because of:

          1.     Two of the Company’s Sino-foreign joint ventures, Henglong and Jiulong, received an income tax refund of $901,600 and $521,000 in 2004 and 2003 respectively for purchase of domestic equipment, which have been reflected as a reduction to income tax expense in the Company’s consolidated statements of operations for the years ended December 31, 2004 and 2003.  As compared to 2003, the increased refund of income tax of $380,600 in 2004 reduced the Company’s income tax expenses; and

          2.     The consolidated income before income taxes of Henglong and Jiulong in 2004 were less than those in 2003, which led to a decrease of $230,940 in income taxes.

INCOME BEFORE MINORITY INTEREST FROM CONTINUED OPERATIONS

          Income before minority interest was $11,071,382 for the year ended December 31, 2004, as compared to $9,475,303 for the year ended December 31, 2003, an increase of $1,596,079 or 16.8%, due to increased income before income taxes of $463,539 or 4.1%, and decreased income tax expenses of $1,132,540 or 64.7%, which increased income before minority interest.

MINORITY INTEREST FROM CONTINUED OPERATIONS

          The Company recorded minority interests’ share in the earnings of the Sino-foreign joint ventures aggregating $4,182,454 for the year ended December 31, 2004, as compared to $5,476,495 for the year ended December 31, 2003, a decrease of $1,294,041 or 23.6%.

          As compared with 2003, the decreased minority interest for the year ended December 31, 2004 consisted of a decrease of $942,298 caused by various reduced operating results in different Sino-foreign joint ventures and different operating periods, and a decrease of $351,743 caused by decreased minority interest percentage in Sino-foreign joint ventures.

NET INCOME FROM CONTINUED OPERATIONS

          Net income was $6,888,928 for the year ended December 31, 2004, as compared to $3,998,808 for the year ended December 31, 2003, an increase of $2,890,120 or 72.3%, consisting an increased income before minority interest of $1,596,079 or 16.8%, and a decreased minority interest of $1,294,041 or 23.6%, which increased net income.

DISCONTINUED OPERATIONS

          As mentioned above, effective August 31, 2004, in order to concentrate on its main products, namely steering and other automotive parts, the Company disposed of its 51% interest in Jingzhou. The divested non-core business of Jingzhou has been treated as a discontinued operation under SFAS No. 144.  The net loss of $21,591 and $127,539 from discontinued operations of Jingzhou was included in the consolidated statements of operations of 2004 and 2003.

FINANCIAL CONDITION: 2005 VERSUS 2004

LIQUIDITY AND CAPITAL RESOURCES:

OPERATIONS

CONTINUED OPERATIONS

          The Company has relied primarily on cash flow from operations and bank loans for its capital requirements in 2005.

          The Company’s operations provided cash of $13,393,946 for the year ended December 31, 2005, as compared to cash of $22,719,873 for the year ended December 31, 2004, a decrease of $9,325,927, which is primarily the result of the following:

          1.     For the year ended December 31, 2005, cash flow provided by product sales and service was $10,897,978, as compared to $13,013,397 for the year ended December 31, 2004, a decrease of $2,115,419 as a result of decreased gross profit.

          2.     For the year ended December 31, 2005, on account of the exchange rate differences in the beginning/ending balance of current assets and liability accounts, there was a gain on translation of $730,896.

          3.     For the year ended December 31, 2005, accounts and notes receivable was increased by $3,786,036, as compared to a decrease in accounts and notes receivable of $846,504 for the year ended December 31, 2004, a decrease cash inflow of $4,632,541, as a result of increased sales which led to increase the turnover of account receivable.

          4.     For the year ended December 31, 2005, inventories was increased by $100,143, as compared to an increase in inventories of $2,882,650 for the year ended December 31, 2004, an increase cash inflow of $2,782,507, mainly due to the Company having adjusted the inventory control and turnover.

          5.     For the year ended December 31, 2005, advance payments was decreased by $1,760,393, as compared to a decrease of $5,953,500 for the year ended December 31, 2004, a decrease cash inflow of $4,193,107, as a result of increased output and sales which led to increase the advance payments of purchases.

          6.     For the year ended December 31, 2005, accounts and notes payable was increased by $2,856,879, as compared to a decrease in accounts and notes payable of $5,640,160 for the year ended December 31, 2004, a decrease cash inflow of $2,783,281, mainly due to increased purchase in cash.

          7.     For the year ended December 31, 2005, taxes payable was increased by $357,466, as compared to a decrease in taxes payable of $2,505,976 for the year ended December 31, 2004, an increase cash inflow of $2,863,442, as a result of the Company paid income tax in advance at Government’s request for the year ended December 31, 2004, while there is no such expense in 2005.

          As of December 31, 2005, cash and cash equivalents were $12,374,944, and working capital was $9,102,809.  As of December 31, 2004, cash and cash equivalents were $11,164,639, and working capital was $11,454,115, reflecting a current ratio of 1.15:1 and 1.20:1 at December 31, 2005 and 2004, respectively.

          Management believes that as of December 31, 2005, the Company’s $9,102,809 working capital, $30,000,000 available lines of credit, together with the cash flow provided from continued operations activities and anticipated financing would be sufficient for the working capital requirements next year and the foreseeable future.

DISCONTINUED OPERATIONS.

          The divested non-core business of Jingzhou has been treated as a discontinued operation under SFAS No. 144.  The Company’s consolidated statements of cash flows in 2004 contained the $1,354,506 of net cash used in the operating activities of Jingzhou.  For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

INVESTING.

CONTINUED OPERATIONS.

          During the year ended December 31, 2005, the Company expended net cash of $12,013,878 in investment activities, as compared to $18,352,025 for the year ended December 31, 2004, a decrease of $6,338,147 as a result of following factors:

          1.     During the year ended December 31, 2005, the Company expended net cash of $1,687,647 in other receivables, as compared to receiving $316,185 for the year ended December 31, 2004, an increase of $2,003,832, mainly due to accounts receivable of related parties increasing by $1,620,000, as compared to the year ended December 31, 2004. These accounts receivable bear interest and are repayable.

          2.     During the year ended December 31, 2005, the Company expended net cash of $11,088,505 for the purchasing property and equipment, as compared to $17,811,256 for the year ended December 31, 2004, a decrease of $6,722,751 as a result of the following:

          During the year ended December 31, 2004, the Company expended cash of $6,248,427 on the Scientific Research and Administrative Building, which was co-built by WuHan Geological University Information S&T Development Co., Ltd., while the Company expended cash of $657,856 for the year ended December 31, 2005.

          During the year ended December 31, 2004, the Company expended cash of $10,700,000 to purchase manufacturing equipment for steering gear of passenger vehicles based on the considerable increase on sales of steering gear of passenger vehicles in 2003, and the Company’s inability to have its production capacity meet actual market demand.  Similarly, during the year ended December 31, 2005, the Company expended cash of $9,581,849 to purchase manufacturing equipment for steering gear of passenger vehicles for similar reason.

          3.     The Company expended $626,506 in investing in Jingzhou at the beginning of 2004.  Jingzhou’s business has been divested as of August 31, 2004.

          4.     For the year ended December 31, 2005, on account of exchange rate differences between beginning balance and ending balance of long-term assets account and liability account, there is a gain on conversion of $947,661.

DISCONTINUED OPERATIONS.

          The divested non-core business of Jingzhou has been treated as a discontinued operation under SFAS No. 144.  The Company’s consolidated statements of cash flows in 2004 contained $121,769 of net cash used in investment activities of Jingzhou.  For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

FINANCING

CONTINUED OPERATIONS

          During the year ended December 31, 2005, the Company expended net cash of $169,763 in financing activities, as compared to $3,882,077 for the year ended December 31, 2004, a decrease of $3,712,314 as a result of following factors:

          1.     During the year ended December 31, 2004, the Company had additional bank loans of $3,975,904 as compared to prior year, for the construction of the Scientific Research and Administrative Building and the purchase of equipment.  During the year ended December 31, 2005, the Company had additional bank loans of $1,200,357 as compared to the prior year as a result of the Company’s reduction in investment in fixed assets.

          2.     The Company’s Sino-foreign joint ventures distribute cash dividends to shareholders every year and such dividend distribution plans are determined and approved by the respective Board of Directors of its Sino-foreign joint ventures.  The Sino-foreign joint ventures distributed cash dividends of $1,186,451 to minority shareholders for the year ended December 31, 2005, as compared to $4,469,379 for the year ended December 31, 2004, a decrease of $3,282,928 as a result of the profit and equity of minority shareholders in these Sino-foreign joint ventures being reduced as compared to the prior year.

          3.     In 2004, the Company repaid shareholders $4,639,687 of their advances in prior years at their request. In 2005, the Company’s shareholders paid $177,048 of general and administrative expenses on behalf of the Company.

          4.     At the beginning of 2004, the Company through Shengyang, one of its Sino-foreign joint ventures, invested registered capital under the Joint Venture Contract, of which the minority shareholder contributed $1,251,085 of registered capital, while there is no such item for the year ended December 31, 2005.

          5.     For the year ended December 31, 2005, on account of exchange rate differences between beginning balance and ending balance of bank loans account, there was a loss on conversion of $350,717.

DISCONTINUED OPERATIONS.

          The divested non-core business of Jingzhou has been treated as a discontinued operation under SFAS No. 144.  The Company’s consolidated statements of cash flows in 2004 contained $1,180,723 of net cash used in financing activities of Jingzhou.  For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

FINANCIAL CONDITION: 2004 VERSUS 2003

OPERATIONS

CONTINUED OPERATIONS

          The Company’s operations provided cash of $22,719,873 for the year ended December 31, 2004, as compared to cash of $1,561,151 for the year ended December 31, 2003, an increase of $21,158,722, primary as a result of the following:

          1.     For the year ended December 31, 2004, cash flow provided by product selling and servicing was $13,013,397, as compared to $13,909,597 for the year ended December 31, 2003, a decrease of $896,200 as a result of decreased gross profit.

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

          As of December 31, 2004, cash and cash equivalents were $11,164,639, and working capital was $11,454,115. As of December 31, 2003, cash and cash equivalents were $10,730,882, and working capital were $19,944,120, reflecting a current ratio of 1.20:1 and 1.39:1 for 2004 and 2003 respectively.

DISCONTINUED OPERATIONS

          The divested non-core business of Jingzhou (Effective August 31, 2004) has been treated as a discontinued operation under SFAS No. 144.  The net cash of $1,354,506 and $2,364,436 from discontinued operations of Jingzhou was included in the consolidated statements of operations of 2004 and 2003 respectively.

INVESTING.

CONTINUED OPERATIONS

          During the year ended December 31, 2004, the Company expended $18,352,025 in investment activities, consisted of a decrease in other receivables of $316,185, an increased investment of $626,506 in Henglong, payments of $17,811,256 to acquire fixed assets, and $230,448 to acquire intangible assets.

          During the year ended December 31, 2003, the Company expended $6,885,384 in investment activities, consisted of a decrease in long-term investment of $1,189,157, an increase in other receivable of $1,211,794, payments of $6,534,519 to acquire fixed assets, and $328,228 to acquire intangible assets.

DISCONTINUED OPERATIONS

          The divested non-core business of Jingzhou (Effective August 31, 2004) has been treated as a discontinued operation under SFAS No. 144.  The net cash of $121,769 and $2,312,422 from discontinued operations of Jingzhou was included in the consolidated statements of operations of 2004 and 2003 respectively.

FINANCING

CONTINUED OPERATIONS

          During the year ended December 31, 2004, the Company expended net cash of $3,882,077 in financing activities, consisted of the proceeds from bank loans of $3,975,904, contributions to capital by minority interest holders of $1,251,085, less dividend payments to the minority interest holders of Joint-venture companies $4,469,379, and a decrease in amounts due to shareholders/directors of $4,639,687.

          During the year ended December 31, 2003, the Company generated net cash of $10,384,665 in financing activities, consisting of the proceeds from bank loans of $6,101,410, advances from shareholders/directors of $6,770,887, contributions to capital by minority interest holders of $159,000, less dividend payments of $2,646,632.

DISCONTINUED OPERATIONS

          The divested non-core business of Jingzhou (Effective August 31, 2004) has been treated as a discontinued operation under SFAS No. 144.  The net cash of $1,180,723 from discontinued operations of Jingzhou was included in the consolidated statements of operations of 2004, and Jingzhou does not have any financing activities in 2003.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

          The Company has the following material contractual obligations and capital expenditure commitments:

Date	Parties involved	Description of Commitments and Contingencies

October 30, 2001	Henglong& Bishop Steering Technology Limited, “Bishop”, an Australian company

Ten year license agreement for the design of power steering systems.  Henglong is obligated to pay Bishop a technical assistance fee of approximately $200,000 per year during the first two years and $110,000 per year during the remaining eight years of the agreement.

July 21, 2003	Henglong& Namyang Industrial Co. Ltd., “Namyang”, a Korean manufacturer of steering assemblies for automobiles

Five year license and technical assistance agreement.  Henglong paid Namyang an initial payment of $100,000 and is further obligated to pay a royalty of 3% of the sales price of products sold, which includes the licensed columns and universal joint technology.

March to December, 2004	Henglong & some equipment manufacturers

Have entered into some equipment contracts with total value approximately $4,719,967.  Henglong has paid $1,743,201 and $2,606,332 during 2004 and 2005 respectively, and will pay off the remaining $276,807 and $93,627 in 2006 and 2007 respectively, total amount of $370,434.

March to December, 2004	Jiulong & some equipment manufacturers

Have entered into some equipment contracts with total value approximately $2,752,479.  Jiulong has paid $1,021,021 and $1,117,318 during 2004 and 2005 respectively, and will pay off the remaining $347,582 and $266,558 in 2006 and 2007 respectively, total amount of $614,140.

April to December, 2005	Henglong & some equipment manufacturers

Have entered into some equipment contracts with total value approximately $1,163,650.  Henglong has paid $1,039,442 during 2005, and will pay off the remaining $118,304 and $5,904 in 2006 and 2007 respectively, total amount of $124,208.

April to December, 2005	Jiulong & some equipment manufacturers

Have entered into some equipment contracts with total value approximately $637,108.  Jiulong has paid $350,542 during 2005, and will pay off the remaining $259,265 and $27,301 in 2006 and 2007 respectively, total amount of $286,566.

April to December, 2005	USAI & some equipment manufacturers	Have entered into some equipment contracts with total value approximately $238,577 in 2005. USAI has paid $141,346 during 2005, and will pay the remaining $97,231 in 2006.

SUBSEQUENT EVENTS

          On March 20, 2006, the Company raised $5,000,000 in a private placement (PIPE) to Cornell Capital Partners, LP (“Investor”) by issuing 625,000 shares of common stock; warrants to purchase 86,806 shares of common stock over a period of three years, exercisable at $14.40 per share; and warrants to purchase 69,444 shares of common stock over a period of three years, exercisable at $18.00 per share.  In a separate agreement also dated March 20, 2006, the Investor committed under certain conditions to purchase, within the next 24 months after an effective resale registration of the Company’s common stock, at the Company’s option, up to 15 million dollars of the Company’s common stock, at an agreed discount from the fair market value.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INFLATION AND CURRENCY MATTERS

          In the most recent decade, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese Government of various corrective measures designed to regulate growth and contain inflation.

          Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies.  The Company conducts virtually all of its business in China and, accordingly, the sale of its products is settled primarily in RMB.  As a result, devaluation or currency fluctuation of the RMB against the US$would adversely affect the Company’s financial performance when measured in US dollars.

          Until 1994, the Renminbi experienced a significant devaluation against US dollars but since then the value of the Renminbi relative to the US dollar has remained stable.  In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies.  All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.

          CREDIT RISK:  The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable from customers.  Cash and cash equivalents are maintained with major state-owned banks in the PRC.  The Management has not evaluated the credit risk from banks based on its notion that state-owned banks command considerable funds with good reputation. The Company’s business activity is primarily with customers in the PRC.  The Company periodically performs credit analysis and monitors the financial condition of its clients in order to minimize credit risk.  There is no assurance that these measures will be completely effective.  We have approximately $32,000,000 of accounts receiveable as of December 31, 2005, the Company’s revenues and/or operating cash flow would be materially and adversely affected if there is a 3% allowance for doubtful accounts which led to approximately $1,000,000 to the Company.

          CURRENCY EXCHANGE RATE RISK:  The Company’s currency exchange rate risks consist primarily of currency from financing.  The Company’s financing activities were settled in US dollars and deposited in its bank account in US dollars, while the Company conducts virtually all of its business and investment activity in China and the value of our business is effectively denominated in Renminbi.  The Company will convert US dollars into RMB to conduct its investment activities and business.  The Company does not hedge its RMB – US dollar exchange rate exposure.  The Company has dollar holdings of approximately $5,000,000 as for March 28, 2006, if the exchange rate between US dollars and RMB were to increase by 10%, we would potentially suffer loss by approximately $500,000.  Therefore, we will choose to reduce our exposures through financial instruments (hedges) that provide offsets or limits to our exposures when considered appropriate.

          RISK OF INVENTORY PRICES: The risk of inventory prices of the Company comes from the upward movement in prices of raw materials and downward movement of selling price. Management believes the latter one is more material. For recent years, the price fluctuation on raw materials was not so great, but the price on steerings had fluctuated significantly. During the years 2003 to 2005, the prices on steerings has decreased at approximately 10% each year on an average basis. In the year 2005, the output and sales of domestic commercial vehicles has decreased greatly as compared to 2004, as a result of a number of the Government’s influence on rectifying the over-sized and over-loaded of the commercial vehicles market, the adjustment of the real estate and coal markets by the Government. Jiulong, one of the joint-ventures of the Company, as a supplier of commercial vehicles, also suffered from that. As of December 31, 2005, Jiulong’s inventory amount was about $6,000,000. During 2006, if the selling price of steering decreases by 10%, the income of the Company will decrease by $600,000. In the year 2006, the Company will take two measures as follows to decrease the inventory at a reasonable level, thus decreasing the risk of inventory prices.

1. Further develop the market in order to use up the finished good from more sales.

2. Better organize all kinds of information, adjust the inventory from various warehouse, and avoid unnecessary production.

RECENT ACCOUNTING PRONOUNCEMENTS

          In 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised in December 2003).”—an amendment of FASB Statements No. 87, 88, and 106 (Issued 12/03). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS 132R is effective for fiscal years beginning after December 15, 2003. The adoption of SFAS No. 132R did not have a significant effect on the Company’s financial statement presentation or disclosures.

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost. The new statement also requires that allocation of fixed production overhead costs to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 must be applied prospectively and become effective for us beginning January 1, 2006. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

          In December 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67” (“SFAS 152”). This statement amends FASB Statement No. 66 “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). SFAS 152 also amends FASB Statement No. 67 “Accounting for Costs and Initial Rental operations of Real Estate Projects” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2006. The Company is currently evaluating the impact of SFAS 152 on its consolidated financial statements.

          In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This statement requires financial statement recognition of compensation cost related to share-based payment transactions. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for the first fiscal year beginning after June 15, 2005. However, in April 2005, the SEC deferred the effective date of SFAS 123R for SEC registrants to the first interim period beginning after June 15, 2005. Accordingly, we expect to implement the revised standard in the first quarter of 2006. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

          In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29” (SFAS 153). This statement amends Accounting Principles Board Opinion (APB) No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that have no commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 was effective for nonmonetary transactions in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have any impact on our Consolidated Financial Statements.

          In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN 47). Under FIN 47, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 were required to be applied no later than the end of fiscal years ending after December 15, 2005. As such, we adopted FIN 47 in the fourth quarter of 2005. The adoption of FIN 47 did not have a material impact on our Consolidated Financial Statements.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. As such we are required to adopt SFAS 154 by January 1, 2006. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

          In 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in indicated situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose relevant subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of the adoption of SFAS No. 155 on its financial statements, if any.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          (a) FINANCIAL STATEMENTS

          The following financial statements are set forth at the end hereof.

          1.     Report of Independent Auditors

          2.     Consolidated Balance Sheets as of December 31, 2005 and 2004

          3.     Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

          4.     Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003

          5.     Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

          6.     Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

          7.     Notes to Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES.

          (a) Evaluation of disclosure controls and procedures:

          As of December 31, 2005, the end of the period covered by this report, the Company’s chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  As of the end of that period, based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective in ensuring that material information the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

          (b) Changes in internal controls over financial reporting:  For the fiscal year ended December 31, 2005, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2005.  The Board of Directors is comprised of only one class.  All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)

Hanlin Chen	48	Chief Executive Officer and Chairman of the Board

Qizhou Wu	41	Chief Operating Officer and Director

Guofu Dong	40	Vice President and Director

Daming Hu	47	Chief Financial Officer

Li Ping Xie	45	Director

Tse, Yiu Wong Andy	35	Sr. VP, Director

Shengbin Yu	52	Sr. VP

Shaobo Wang	43	Sr. VP

Robert Tung	49	Director

Dr. Haimian Cai	42	Director

William E. Thomson	64	Director

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

          Li Ping Xie has served as a director of the Company since March 2003.  She is the Vice GM of Xiamen Joylon Co., Ltd., an auto-parts repairing company.  She was the Vice General Manager at Xiamen Jiayum Auto-parts Repairing Company from 1990-1999.  Ms. Xie is the wife of the Company’s Chief Executive Officer, Mr. Hanlin Chen.

          Tse, Yiu Wong Andy has served as Sr. VP of the Company since March 2003.  He has also served as the general manager of the Henglong and Jiulong joint ventures and the chairman of the board of Shenyang since 2003.  He was the vice GM of Jiulong from 1993 to 1997 and the vice GM of Henglong.  Mr. Tse has over 10 years of experience in automotive parts sales and strategic development.  Mr. Tse has an MBA from the China People University.

          Shengbin Yu has served as Sr. VP of the Company and had overall charge of the production since March 2003. Mr. Yu was the Vice-G.M. of Jiulong from 1993 to 1996 and Executive Vice-G.M. of Henglong from 1997 to 2003.

          Shaobo Wang has served as Sr. VP of the Company and had overall charge of the technology since March 2003. He was the Vice-G.M. of Jiulong from 1993 to 2003. Mr. Wang graduated from Tsinghua University in Beijing with a Masters degree in Automobile Engineering.

          Robert Tung has been a Director of the Company since September 2003 and a member of the Company’s Audit Committee, Compensation Committee and Nominating Committee.  Mr. Tung is currently the President of Multi-Media Communications, Inc., and Executive Vice President of Super Microbial Sciences International, LLC.  Mr. Tung holds a M.S. in Chemical Engineering from the University of Virginia and B.S. degrees in Computer Science and Chemical Engineering from the University of Maryland and National Taiwan University, respectively.

          Dr. Haimian Cai has been a Director since September 2003 and a member of the Company’s Audit Committee, Compensation Committee and Nominating Committee.  Dr. Cai is a technical specialist in the automotive industry.  Prior to that, Dr. Cai was a staff engineer in ITT Automotive Inc.  Dr. Cai has written more than fifteen technical papers and co-authored a technical book regarding the power of metallurgy industry for automotive application.  Dr. Cai has more than ten patents including pending patents.  Dr. Cai holds a B.S. Degree in Automotive Engineering from Tsinghua University and a M.S. and Ph. D. in manufacturing engineering from Worcester Polytechnic Institute

          William E. Thomson, CA, has been a Director of the Company since September 2003 and is a member of the Company’s Audit, Compensation and Nominating Committees.  Mr. Thomson has been the president of Thomson Associates, Inc., a leading merchant banking and crisis management company, since 1978.  Mr. Thomson’s current additional directorships include: Nasdaq - Atlast Pain & Injury Solutions, Inc. (Healthcare); TSX - Open EC Technologies (Software), Score Media Inc. (formerly Headline Media Group Inc.) (Media), JITE Connectors Inc. (Electrical Blocks); Private - Electrical Contacts Ltd. (Electrical Contacts), Redpearl Funding Corporation (IT Financing), Wright Environmental Management Inc. (Waste Management Solutions), YTW Growth Capital Management Corporation (Capital Pool Company), Symtech Canada Ltd (IT), Wiresmith Ltd. (POP), Han Wind Energy (Sustainable Energy), Summit Energy Management (Oil and Gas), Maxus Technology Inc. (Technology Waste Recycling), Paradox Financial Solutions Inc. (Supply Chain Financing), Debt Freedom Canada Inc. (Financing).

          (a) COMPENSATION FOR DIRECTORS AND OTHER MATTERS

                    The compensation that directors receive for serving on the Board of Directors for the last two fiscal years was as follows:

                    (a)  each of the three independent directors received $24,000 cash compensation for serving on the Board of Directors.

                    (b)  each of the three independent directors were reimbursed for any out-of-pocket expenses, if any, incurred in attending board meetings.

                    (c)  all other directors did not receive compensation for their service on the Board of Directors.

                    In addition, on July 21, 2004, the Company issued options to purchase 7,500 shares of common stock to each of its three independent directors. Such stock options vest immediately upon grant and are exercisable at $4.50 per share over a period of two years.  The exercise price represents an 11.11% premium from the fair market value based on the grant date of the stock options.  On June 28, 2005, the Company issued additional options to purchase 7,500 shares of common stock to each of its three independent directors.  Such stock options vest immediately upon grant and are exercisable at $6.83 per share over a period of five years.  The exercise price represents the fair market value based on the grant date of the stock options.

          (b) AUDIT COMMITTEE AND INDEPENDENT DIRECTORS

          The Company has a separately-designated a standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act, as amended. The Audit Committee consists of the following individuals, all of whom the Company considers to be independent, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence: Robert Tung, Haimian Cai, and William Thomson.  Mr. William Thomson is the Chairman of the Audit Committee. The Board has determined that Mr. William Thomson is the Audit Committee financial expert, as defined in Item 401(h)(2)of Regulation S-K, serving on the Company’s audit committee.

          (c) COMPENSATION COMMITTEE

          The Company has a separately-designated standing Compensation Committee of the Board of Directors. The Compensation Committee is responsible for determining compensation for the Company’s executive officers.  The Company’s three independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Robert Tung, Haimian Cai and William Thomson serve on the Compensation Committee.  Dr. Haimian Cai is the Chairman of the Compensation Committee.

          (d) NOMINATING COMMITTEE

          The Company has a separately-designated standing Nominating Committee of the Board of Directors. Director candidates are nominated by the Nominating Committee.  The Nominating Committee will consider candidates based upon their business and financial experience, personal characteristics, expertise that is complementary to the background and experience of other Board members, willingness to devote the required amount of time to carrying out the duties and responsibilities of Board membership, willingness to objectively appraise management performance, and any such other qualifications the Nominating Committee deems necessary to ascertain the candidates ability to serve on the Board.  The Nominating Committee will not consider nominee recommendations from security holders, other than the recommendations received from a security holder or group of security holders that beneficially owned more than five (5) percent of the Company’s outstanding common stock for at least one year as of the date the recommendation is made.  The Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Robert Tung, Haimian Cai and William Thomson, serve on the Nominating Committee.  Mr. Robert Tung is the Chairman of the Nominating Committee.

          (e) STOCKHOLDER COMMUNICATIONS

          Stockholders interested in communicating directly with the Board of Directors, or specified individual directors, may email the Company’s independent director William Thomson at Bill.Thomson@chl.com.cn.  Mr. Thomson will review all such correspondence and will regularly forward to the Board copies of all such correspondence that deals with the functions of the Board or committees thereof or that he otherwise determines requires their attention.  Directors may at any time review all of the correspondence received that is addressed to members of the Board of Directors and request copies of such correspondence.  Concerns relating to accounting, internal controls or auditing matters will immediately be brought to the attention of the Audit Committee and handled in accordance with procedures established by the Audit Committee with respect to such matters.

          (f) FAMILY RELATIONSHIPS

                Mr. Hanlin Chen and Ms. Liping Xie are husband and wife.

                Mr. Tse, Yiu Wong Andy and Ms. Liping Xie are brother and sister.

          (g) INVOLVEMENT IN LEGAL PROCEEDINGS

          To the best of the Company’s knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

          (h) CODE OF ETHICS AND CONDUCT

          The Board of Directors has adopted a Code of Ethics and Conduct which is applicable to all officers directors and employees.  The Code of Ethics and Conduct is filed as an exhibit to this Form 10-K, which incorporates it by reference from the Form 10-KSB for year ended December 31, 2003.

          (i) SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of the Company’s equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file.  To the best of the Company’s knowledge (based solely upon a review of the Form 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

          (a) SUMMARY COMPENSATION TABLE

          The following Summary Compensation Table sets forth the compensation earned by top four of the Company’s executives.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Awards		Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs ($)	All Other LTIP Payouts ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Hanlin Chen (CEO)	2005	100,000.00	-0-	-0-	-0-	-0-	-0-	-0-
Hanlin Chen (CEO)	2004	100,000.00	-0-	-0-	-0-	-0-	-0-	-0-
Hanlin Chen (CEO)	2003	49,885.00	-0-	-0-	-0-	-0-	-0-	-0-
Qizhou Wu (COO)	2005	80,000.00	-0-	-0-	-0-	-0-	-0-	-0-
Qizhou Wu (COO)	2004	80,000.00	-0-	-0-	-0-	-0-	-0-	-0-
Qizhou Wu (COO)	2003	45,000.00	-0-	-0-	-0-	-0-	-0-	-0-
Shengbin Yu (Sr. VP)	2005	60,000.00	-0-	-0-	-0-	-0-	-0-	-0-
Shengbin Yu (Sr. VP)	2004	60,000.00	-0-	-0-	-0-	-0-	-0-	-0-
Shengbin Yu (Sr. VP)	2003	35,000.00	-0-	-0-	-0-	-0-	-0-	-0-
Tse, Yiu Wong Andy (Sr. VP)	2005	60,000.00	-0-	-0-	-0-	-0-	-0-	-0-
Tse, Yiu Wong Andy (Sr. VP)	2004	60,000.00	-0-	-0-	-0-	-0-	-0-	-0-
Tse, Yiu Wong Andy (Sr. VP)	2003	35,000.00	-0-	-0-	-0-	-0-	-0-	-0-

          There are no employment agreements with any of the Company’s executive officers and there have been no stock option granted to them.

          (b) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          For the twelve months ended December 31, 2005, none of our executive officers had a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.  The percentage ownership is based on 22,574, 543 shares of common stock outstanding at December 31, 2005.

Name/Title	Total Number of Shares	Percentage Ownership

Hanlin Chen, CEO, Chairman and President(1)	15,371,972	68.1%
Qizhou Wu, COO, Director	2,195,996	9.7%
Guofu Dong, Vice President, Director	575,929	2.6%
Daming Hu, CFO	—	—
Li Ping Xie, Director(2)	15,371,972	68.1%
Tse, Yiu Wong Andy, Sr. VP, Director	1,359,426	6.0%
Shaobo Wang, Sr. VP	731,998	3.2%
Shengbin Yu, Sr. VP	627,429	2.8%
Robert Tung, Director	—	—
Dr. Haimian Cai, Director	—	—
William E. Thomson, Director	—	—

All Directors and Executive Officers (11 persons)	20,862,750	92.4%

(1) Includes 2,091,425 shares of common stock beneficially owned by Mr. Chen’s wife, Ms. Xie.
(2) Includes 13,280,547 shares of common stock beneficially owned by Ms. Xie’s husband, Mr. Chen.

          In July 2004, the Company adopted a stock option plan subject to shareholders approval, which was approved at the Company’s annual general meeting on June 28, 2005.  The stock option plan provides for the issuance to the Company’s officers, directors, management and employees of options to purchase shares of the Company’s common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Effective August 31, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into the Exchange Agreement with HBWL, which is controlled by Mr. Hanlin Chen, the Chairman of the Company.  Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of HBWL’s equity interests in Henglong based on their respective fair market values as determined by an independent appraisal firm.  The difference between the fair value and the book value resulting from the disposition of the joint venture interest in Jingzhou was debited to additional paid-in capital.  With respect to consideration paid by the Company in excess of the Chairman’s basis in his investment, such excess has been charged to additional paid-in capital as a distribution to the Chairman, resulting in the acquired 2.5% equity interests in Henglong being recorded by the Company at the Chairman’s original cost basis.  The Company paid approximately $90,000 to Hubei Wanlong in conjunction with this transaction.

          During the year ended December 31, 2004, the Company has co-built a Scientific Research and Administrative Building with WuHan Geological University Information S&T Development Co., Ltd.(“WuHan Information”).  The building was completed in 2005, and the Company paid $2,468,574 in advance for WuHan Information, which was recorded in the other receivables of the balance sheet for December 31, 2005.  This advance is secured by a mortgage and bears interest at a conventional bank rate.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVIES.

          The following table sets forth the aggregate fees for professional audit services rendered by Schwartz Levitsky Feldman LLP for the audit of the Company’s annual financial statements for the fiscal years 2005 and 2004, and fees billed for other services provided by Schwartz Levitsky Feldman LLP for fiscal years 2005 and 2004. The Audit Committee has approved all of the following fees.

	Fiscal Year Ended

	2005	2004	2003

Audit Fees	$190,000	$190,000	$140,000
Audit-Related Fees(1)	$9,000		$21,000
Tax Fees (2)	$5,000
All Other Fees (3)	—		$5,750

Total Fees Paid	$204,000	$190,000	$166,750

(1) Includes accounting and reporting consultations related to acquisitions and internal control procedures.

(2) Includes fees for service related to tax compliance services, preparation and filing of tax returns and tax consulting services.

(3) Includes fees for business trips.

          Audit Committee’s Pre-Approval Policy

          During fiscal year ended December 31, 2005 and 2004, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor.  The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures.  On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year.  At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.  For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

          (a) List of Financial Statements/Schedules

          1.  Report of Independent Auditors

          2.  Consolidated Balance Sheets as of December 31, 2005 and 2004

          3.  Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

          4.  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003

          5.  Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

          6.  Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

          7.  Notes to Consolidated Financial Statements.

          (b) EXHIBITS

                    The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10SB File No. 000-33123.

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002.

14	Code of Ethics (incorporated by reference from the Form 10-KSB for the year ended December 31, 2003)

21	Schedule of Subsidiaries*

23	Consent of Schwartz Levitsky Feldman LLP., independent auditors*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

* Filed herewith

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: March 31, 2006		/s/ Hanlin Chen

	Name:	Hanlin Chen
	Title:	Chairman, CEO and President

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 31, 2006		/s/ Hanlin Chen

	Name:	Hanlin Chen
	Title:	Chairman, CEO and President

Dated: March 31, 2006
/s/ Daming Hu

	Name:	Daming Hu
	Title:	CFO

Dated: March 31, 2006		/s/ Qizhou Wu

	Name:	Qizhou Wu
	Title:	COO, Director

Dated: March 31, 2006		/s/ Guofu Dong

	Name:	Guofu Dong
	Title:	Vice President, Director

Dated: March 31, 2006		/s/ Liping Xie

	Name:	Liping Xie
	Title:	Director

Dated: March 31, 2006		/s/ Tse Yiu Wong Andy

	Name:	Tse, Yiu Wong Andy
	Title:	Sr. VP, Director

Dated: March 31, 2006		/s/ Robert Tung

	Name:	Robert Tung
	Title:	Director

Dated: March 31, 2006		/s/ Dr. Haimian Cai

	Name:	Name: Dr. Haimian Cai
	Title:	Title: Director

Dated: March 31, 2006		/s/ William E. Thomson

	Name:	William E. Thomson
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

          To the Board of Directors and Stockholders of China Automotive Systems, Inc.:

          We have audited the accompanying consolidated balance sheets of China Automotive Systems, Inc. as at December 31, 2005 and 2004 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the years ended December 31, 2005, 2004 and 2003.  These consolidated financial statements are the responsibility of the management of China Automotive Systems, Inc. Our responsibility is to express and opinion on these consolidated financial statements based on our audits.

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

          In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Automotive Systems, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with generally accepted accounting principles in the United States of America.

          Toronto, Ontario, Canada

          January 26, 2006, except for Note 25,
          as to which the date is March 27, 2006

/s/ Schwartz Levitsky Feldman LLP

Schwartz Levitsky Feldman LLP
Chartered Accountants

China Automotive Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$12,374,944	$11,164,639
Pledged cash deposits	1,185,660	1,842,536
Accounts and notes receivable, including $1,829,075 and $982,722 from related parties, net of an allowance for doubtful accounts of $2,856,025 and $2,944,990 at December 31, 2005 and 2004, respectively	41,580,320	37,632,603
Advance payments, including $911,765 and $433,724 to related parties at December 31, 2005 and 2004, respectively	2,126,013	3,886,406
Inventories	12,385,833	12,507,910

Total current assets	69,652,770	67,034,094

Long-term Assets:
Property, plant and equipment	52,081,669	43,552,725
Less: Accumulated depreciation	(12,285,636)	(7,609,101)

	39,796,033	35,943,624

Intangible assets, net	3,503,217	392,552
Other receivables, including $3,966,509 and $974,815 to related parties, net of an allowance for doubtful accounts of $1,040,169 and $930,425 at December 31, 2005 and 2004 respectively	6,503,629	2,044,086
Long-term investments	74,074	72,289

Total assets	$119,529,723	$105,486,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$14,814,815	$13,614,458
Accounts and notes payable, including $383,578 and $522,754 to related parties ended December 31, 2005 and 2004 ,respectively	31,375,599	28,518,720
Customer deposits	157,919	227,389
Accrued payroll and related costs	1,418,093	1,370,576
Accrued expenses and other payables	5,191,617	5,005,525
Accrued government pension costs	2,653,064	2,438,971
Taxes payable	4,172,212	3,814,746
Amounts due to shareholders/directors	766,642	589,594

Total current liabilities	60,549,961	55,579,979

Long-term Liabilities:
Advances payable	301,614	196,378

Total long-term liabilities	301,614	196,378

Total liabilities	$60,851,575	$55,776,357

Minority interest	21,751,043	17,571,838

Stockholders’ equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares Issued and outstanding - None	—	—
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued and Outstanding - 22,574,543 shares and 22,574,543 shares at December 31, 2005 and 2004, respectively	2,257	2,257
Additional paid-in capital	18,146,722	18,003,168
Retained earnings -
Appropriated	4,923,262	4,396,339
Unappropriated	12,522,180	9,733,626
Accumulated other comprehensive income	1,332,684	3,060

Total stockholders’ equity	36,927,105	32,138,450

Total liabilities and stockholders’ equity	$119,529,723	$105,486,645

The accompanying notes are an integral part of these consolidated financial statements

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Net sales from continued operations, including $2,290,129, $1,682,625 and $2,666,000 sold to related parties ended December 31, 2005, 2004 and 2003, respectively	$63,572,301	$58,185,845	$53,624,868
Cost of sales, including $1,667,685, $1,703,179 and $1,663,483 purchased from related parties ended December 31, 2005, 2004 and 2003 respectively	41,105,478	35,042,352	28,635,908

Gross profit	22,466,823	23,143,493	24,988,960

Costs and expenses:
Selling	4,585,570	3,473,804	2,719,576
General and administrative	6,244,646	6,478,859	7,603,756
Research and development	966,782	1,518,512	1,017,031
Depreciation and amortization	2,577,944	848,009	1,321,601
Stock-based compensation	68,850	55,125	1,300,000

Total costs and expenses	14,443,792	12,374,309	13,961,964

Income from operations	8,023,031	10,769,184	11,026,996

Other income (expenses):
Other non-operating income	510,795	1,651,560	532,583
Financial expenses	(1,166,167)	(730,962)	(333,336)

Other income, net	(655,372)	920,598	199,247

Income before income taxes	7,367,659	11,689,782	11,226,243
Income taxes	1,371,863	618,400	1,750,940

Income before minority interest	5,995,796	11,071,382	9,475,303

Minority interest	2,680,318	4,182,454	5,476,495

Net income from continued operation	3,315,478	6,888,928	3,998,808
Net loss from discontinued operation	—	(21,591)	(127,539)
Net income	$3,315,478	$6,867,337	$3,871,269

Net income per common share -
Net income from continued operation -
Basic and diluted	$0.15	$0.30	$0.19

Net (loss) from discontinued
Operation - Basic and diluted	$0.00	$(0.00)	$(0.01)

Basic	$0.15	$0.30	$0.18

Diluted	$0.15	$0.30	$0.18

Weighted average common shares outstanding -
Basic	22,574,543	22,574,543	21,773,149

Diluted	22,588,713	22,582,494	22,075,006

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Net income	$3,315,478	$6,867,337	$3,871,269
Other comprehensive loss:
Foreign currency translation income (loss)	1,329,624	7,210	(4,150)

Comprehensive income	$4,645,102	$6,874,547	$3,867,119

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2005, 2004 and 2003

	Common Stock		Preferred Stock

	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital

Balance, December 31, 2002	20,914,250	$2,091	—	$—	$433,909
Recapitalization related to reverse acquisition	—	—	—	—	(279,863)
Dividends declared	—	—	—	—	—
Cancellation of dividends previously declared	—	—	—	—	17,167,000
Shares of common stock retained by public shareholders in March 2003 reverse acquisition	1,100,750	110	—	—	(110)
Issued warrants related to consulting services	—	—	—	—	1,300,000
Sale of common stock	49,686	5	—	—	158,995
Exercise of stock warrants and options on a cashless basis	509,856	51	—	—	(51)
Foreign currency translation loss	—	—	—	—	—
Net income for the year ended December, 31, 2003	—	—	—	—	—
Appropriation of retained earnings	—	—	—	—	—

Balance, December 31, 2003	22,574,543	$2,257	—	$—	$18,779,880
Foreign currency translation gain	—	—	—	—	—
Deemed distribution to shareholders	—	—	—	—	(831,837)
Deemed distribution to minority shareholders	—	—	—	—	—
Issuance of options for independent directors	—	—	—	—	55,125
Net income for the year ended December, 31, 2004	—	—	—	—	—
Appropriation of retained earnings	—	—	—	—	—

Balance, December 31, 2004	22,574,543	$2,257	—	$—	$18,003,168
Foreign currency translation gain	—	—	—	—	—
Deemed distribution to shareholders	—	—	—	—	74,704
Issuance of options for independent directors	—	—	—	—	68,850
Net income for the year ended December, 31, 2005	—	—	—	—	—
Appropriation of retained earnings	—	—	—	—	—

Balance, December 31, 2005	22,574,543	$2,257	—	$—	$18,146,722

(Continued)

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (continued)
Years Ended December 31, 2005, 2004 and 2003

	Retained Earnings
			Accumulated other comprehensive income (loss)	Total
	Appropriated	Unappropriated

Balance, December 31, 2002	$3,186,000	$2,475,000	$—	$6,097,000
Recapitalization related to reverse acquisition	—	—	—	(279,863)
Dividends declared	—	(2,295,394)	—	(2,295,394)
Cancellation of dividends previously declared	—	—	—	17,167,000
Shares of common stock retained by public shareholders in March 2003 reverse acquisition	—	—	—	—
Issued warrants related to consulting services				1,300,000
Sale of common stock				159,000
Exercise of stock warrants and options on a cashless basis				—
Foreign currency translation loss			(4,150)	(4,150)
Net income for the year ended December 31,2003		3,871,269		3,871,269
Appropriation of retained earnings	589,254	(589,254)

Balance, December 31, 2003	$3,775,254	$3,461,621	$(4,150)	$26,014,862
Foreign currency translation gain	—	—	7,210	7,210
Deemed distribution to shareholders	—	—	—	(831,837)
Deemed distribution to minority shareholders	25,753	—	—	25,753
Issuance of options for independent directors	—	—	—	55,125
Net income for the year ended December 31,2004	—	6,867,336	—	6,867,336
Appropriation of Retained earnings	595,332	(595,332)	—	—

Balance, ended December 31, 2004	$4,396,339	$9,733,625	$3,060	$32,138,449
Foreign currency translation gain	—	—	1,329,624	1, 329,624
Deemed distribution to shareholders	—	—	—	74,704
Issuance of options for independent directors	—	—	—	68,850
Net income for the year ended December 31,2005	—	3,315,478	—	3,315,478
Appropriation of retained earnings	526,923	(526,923)	—	—

Balance, ended December 31, 2005	$4,923,262	$12,522,180	$1,332,684	$36,927,105

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities:
Net income from continued operations	$3,315,478	$6,888,928	$3,998,809
Adjustments to reconcile net income to net cash provided by operating activities:
Minority shareholders’ interests	2,680,318	4,182,454	5,476,495
Stock-based compensation	68,850	55,125	1,300,000
Depreciation and amortization	4,908,243	2,006,052	2,390,944
Provision for doubtful accounts	(74,911)	(126,370)	777,841
Other operating adjustments
Foreign currency translation gain (loss)	730,896	7,208	(34,392)
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged cash deposits	656,876	(570,468)	1,272,067
Accounts and notes receivable	(3,786,037)	846,504	1,212,377
Advance payments	1,760,393	5,953,500	(9,326,569)
Inventories	(100,143)	(2,882,650)	(423,884)
Increase (decrease) in:
Accounts and notes payable	2,856,879	5,640,160	5,267,614
Customer deposits	(69,470)	(425,086)	(4,131)
Accrued payroll and related costs	47,517	(183,809)	(67,630)
Accrued expenses and other payables	(277,738)	2,912,148	(14,890,667)
Accrued pension costs	214,093	922,322	755,692
Taxes payable	357,466	(2,505,976)	3,660,139
Advances payable	105,236	(169)	196,546

Net cash provided by operating activities from continued operations	13,393,946	22,719,873	1,561,151
Net cash (used in) operating activities from discontinued operations	—	(1,354,506)	2,364,436

Net cash provided by operating activities	13,393,946	21,365,367	3,925,587

Cash flows from investing activities:
(Increase) Decrease in other receivables	(1,687,647)	316,185	(1,211,794)
Cash paid to acquire property, plant and equipment	(11,088,505)	(17,811,256)	(6,534,519)
Cash paid to acquire intangible assets	(185,387)	(230,448)	(328,228)
Increase (decrease) in long-term investments	—	(626,506)	1,189,157
Foreign currency translation gain	947,661	—	—

Net Cash (used in) investing activities from continued operations	(12,013,878)	(18,352,025)	(6,885,384)
Net Cash provided by investing activities from discontinued operations	—	121,769	(2,312,422)

Net cash (used in) investing activities	(12,013,878)	(18,230,256)	(9,197,806)

Cash Flows from financing activities:
Proceeds from bank loans, net	1,200,357	3,975,904	6,101,410
Dividends paid to be the minority interest holders of Joint-venture companies	(1,196,451)	(4,469,379)	(2,646,632)
Increase (decrease) in amounts due to shareholders/directors	177,048	(4,639,687)	6,770,887
Contributions to capital by minority interest holders	—	1,251,085	159,000
Foreign currency translation (loss)	(350,717)	—	—

Net cash (used in) financing activities from continued operations	(169,763)	(3,882,077)	10,384,665
Net cash provided by financing activities from discontinued operations	—	1,180,723	—

	(169,763)	(2,701,354)	10,384,665

Net cash (used in) financing activities Cash and cash equivalents from continued operations:
Net increase	1,210,305	485,771	5,060,432
Cash and cash equivalents from discontinued operations:
Net increase(decrease)	—	(52,014)	52,014

Sub-total	1,210,305	433,757	5,112,446
At beginning of year	11,164,639	10,730,882	—
Adjustment as a result of change to consolidation accounting from equity accounting effective January 1, 2003	—	—	5,618,436

At end of year	$12,374,944	$11,164,639	$10,730,882

Comprise of:
Cash and cash equivalents from continued operations	12,374944	11,164,639	10,678,868
From discontinued operations	—	—	52,014
Continued	$12,374,944	$11,164,639	$10,730,882

(Continued)

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2005, 2004 and 2003

	2005		2004	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest		$915,066	$641,277	$399,610

Cash paid for income taxes		$1,205,523	$1,676,290	$3,591,925

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of dividends previously declared		$—	$—	$17,167,000
Shares of common stock retained by public shareholders in March 2003 reverse acquisition		$—	$—	$110
Exercise of warrants on a cashless basis		$—	$—	$51
Dividends declared		$—	$—	$(2,295,394)
Advances from shareholders in connection with dividends declared		$—	$—	$2,295,394
Invested in technology by minority interest holder of a joint venture company	$	(3,066,000)	$—	$—
Intangible assets contributed by minority interest holder of a joint venture company		$3,066,000	$—	$—
Disposal of property, plant and equipment on a cashless basis		$(2,468,574)	$—	$—
Other receivable in connection with disposal of property, plant and equipment		$2,636,444	$—	$—
Contribution by shareholders in connection with disposal of property, plant and equipment on a cashless basis		$(74,704)	$—	$—
Additional interest to minority interest holders in connection with disposal of property, plant and equipment on a cashless basis		$(93,168)	$—	$—
Deemed distribution to chairman of the company		$—	$(831,837)	$(279,863)
Stock-based compensation		$68,850	$55,125	$1,300,000

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

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

          In exchange for the acquisition of 100% of the shareholder interest in Great Genesis, the shareholders of Great Genesis were issued 20,914,250 shares of common stock of Visions. In addition, the shareholders of Great Genesis paid $320,000 to the former officer, director and controlling shareholder of Visions in two installments for the cancellation of 17,424,750 shares of common stock.

          The acquisition of Great Genesis by the Company was accounted for as a recapitalization of Great Genesis, pursuant to which the accounting basis of Great Genesis continued unchanged subsequent to the transaction date.  Accordingly, the pre-transaction financial statements of Great Genesis are the historical financial statements of the Company.

          The Company owns the following aggregate net interests in five Sino-foreign joint ventures organized in the PRC as of December 31, 2005

(Jingzhou was sold in August, 2004)

	Percentage Interest

Name of Entity	2005	2004	2003

Jingzhou Henglong Automotive Parts Co., Ltd. (“Henglong”)	44.5%	44.5%	42.0%
Shashi Jiulong Power Steering Gears Co., Ltd. (“Jiulong”)	81.0%	81.0%	81.0%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd. (“Shenyang”)	70.0%	70.0%	55.0%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd. (“Zhejiang”)	51.0%	51.0%	51.0%
Jingzhou Henglong Fulida Textile Co., Ltd. (“Jingzhou “)	—	—	51.0%
Universal Sensor Application Inc.(“ USAI”)	60.0%	—	—

          Henglong was established in 1997, mainly engaged in the production of rack and pinion power steering gears for cars, light duty vehicles.

          Jiulong was established in 1993, and mainly and engaged in the production integral power steering gears for heavy-duty vehicles.

          Shenyang was established in 2002 and focus on power steering parts. As of December 31, 2003, the Company owned 55% equity interest of Shenyang. On April 8, 2004, the board of directors approved an increase in Shenyang’s registered capital and total capital from $5,421,687 (RMB45,000,000) to $8,132,530 (RMB67,500,000), the Chinese investor was changed from Shenyang Jinbei Automotive Industry Co., Ltd. to Shenyang Jinbei Automotive Company Limited. The shareholder transfer and capital increase, together with the newly signed Joint Venture Agreement and Articles of Association, have been approved by the applicable PRC authorities. Accordingly, Shenyang’s registered capital is now $8,132,530 (RMB67,500,000), including $5,692,771 (RMB47,250,000) from the Company, constituting 70% of the total registered capital, and $2,439,759 (RMB20,250,000) from Shenyang Jinbei Automotive Company Limited, constituting 30% of the total registered capital. The increase in capital of $2,710,843 (RMB22,500,000) has been injected into Shenyang.

          Zhejiang was established in 2002 and focus on power steering pumps.

          Jingzhou Henglong Fulida Textile Co., Ltd. ”(Jingzhou)” was formed in February, 2003 to produce environmental textiles and raw materials, and was owned 51% by Ji Long and 49% by Cixi City Fulida Synthetic Fibre Co., Ltd. Effective September 1, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into an equity exchange agreement (the “Exchange Agreement”) with Hubei Wanlong Investment Co., Ltd (“Hubei Wanlong”), controlled by Mr. Hanlin Chen, the Company’s Chairman. Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of Hubei Wanlong’s equity interest in Henglong based on their respective fair market values as determined by an independent appraisal firm. The difference between the fair value and the book value resulting from the disposition of the joint venture interest in Jingzhou was debited to additional paid-in capital. With respect to consideration paid by the Company in excess of its Chairman’s basis for his investment, such excess has been charged to additional paid-in capital as a distribution to the Chairman, resulting in the acquired 2.5% equity interests in Henglong being recorded by the Company at the Chairman’s original cost basis. The Company paid approximately $90,000 to Hubei Wanlong in conjunction with this transaction.

          The divested non-core business of Jingzhou has been treated as a discontinued operation under SFAS No. 144. Jingzhou’s results of operation and related charges have been reclassified as discontinued operations in the Company’s consolidated statements of operations in 2004.

          Jingzhou was divested from the Company’s operations as of August 31, 2004, and Jingzhou generated revenues of $2,746,389 and a net loss of $42,337 during the consolidation period.

          On April 12, 2005, one of the subsidiary companies, Great Genesis entered into a joint-venture agreement with Shanghai Hongxi Investment Inc. (“Hongxi”, a company controlled by Mr. Hanlin Chen, the Company’s Chairman) and Sensor System Solution Inc. (“Sensor”) to establish a joint venture - Universal Sensor Application Inc. (“USAI”) in the Wuhan East Lake development zone. USAI will produce and sell sensor modular. The registered capital of the joint venture is $ 10 million. Great Genesis and Hongxi will invest $ 6 million and 1 million, respectively, with cash and land and building, which will account for 60% and 10% of the total registered capital, respectively. Sensor invested $ 3 million in technology, accounting for 30% of the total registered capital. The registered capital is required to be paid in three installments within one year after signing of the joint venture agreement (April 12, 2005). As of December 31, 2005, Great Genesis and Sensor has contributed $432,100 and $3,000,000 respectively with cash and technology. Hongxi has not contributed any capital. USAI’s main activities in 2005 were to prepare for the technology and manufacturing in production operations and will likely continue to do so in 2006.

          2.          Basis of Presentation

          Basis of Presentation - For the year ended December 31, 2005, 2004 and 2003, the accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The subsidiaries include five Sino-foreign joint ventures mentioned in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America..

          During early 2003, the Directors of the Company and the other joint venture partners in the Company’s Sino-foreign joint ventures executed “Act in Concert” agreements, resulting in the Company having voting control in such Sino-foreign joint ventures. Consequently, effective January 1, 2003, the Company changed from equity accounting to consolidation accounting for its investments in Sino-foreign joint ventures for the year ended December 31, 2003. Prior to January 1, 2003, the Company used the equity method pursuant to Emerging Issues Task Force Issue No. 96-16, which states that if a minority joint venture partner has the right to participate in management, the majority joint venture partner is required to account for its interest in the joint venture under the equity method of accounting.

          Henglong was formed in 1997, with 42% owned by Ji Long, 34% owned by Hubei Wanlong Investment Co., Ltd. (“HBWL”), 12% owned by Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. (“JLME”), 7% owned by Jiangling Tongchuang Machinery Co., Ltd. (“Jiangling”) and 5% owned by Shanghai Tianxiang Automotive Parts Co., Ltd. (“Shanghai”). The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of which (57%) are appointed by the Company, two of which (29%) are appointed by HBWL, and one of which (14%) is appointed by JLME. Pursuant to the Joint Venture Agreement, unanimous approval of the Board of Directors is required for any decisions concerning issues such as amendments to the articles of incorporation, termination or dissolution of the joint venture, increase or decrease in registered capital, guaranties, share transfers, mergers and consolidations, and formation of a subsidiary. As for other operating matters, approval by more than two-thirds of the members of the Board of Directors (67%) is required. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by the Company.

          Jiulong was formed in 1993, with 49% owned by Ji Long, 20% owned by Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. (“JLME”), 21% owned by Xiamen Joylon Co., Ltd. (“Joylon”) and 10% owned by Jingzhou Tianxin Investment Consulting Co., Ltd. (“Tianxin”). The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of which (57%) are appointed by the Company, two of which (29%) are appointed by JLME, and one of which (14%) is appointed by Joylon. Pursuant to the Joint Venture Agreement, unanimous approval of the Board of Directors is required for any decisions concerning issues such as amendments to the articles of incorporation, termination or dissolution of the joint venture, increase or decrease in registered capital, guaranties, share transfers, mergers and consolidations, and formation of a subsidiary. As for other operating matters, approval by more than two-thirds of the members of the Board of Directors (67%) is required. The Chairman of the Board of Directors is appointed by JLME. The general manager is appointed by the Company.

          Shenyang was formed in 2002, with 25% owned by Ji Long, 30% owned by Henglong, 28% owned by Shenyang Jinbei Automotive Industry Co., Ltd. (“JB Industry”), and 17% owned by Shengyang Automotive Industry Investment Corporation (“JB Investment”). The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of which (57%) are appointed by the Company, two of which (29%) are appointed by JB Industry, and one of which (14%) is appointed by JB Investment. Pursuant to the Joint Venture Agreement, unanimous approval of the Board of Directors is required for any decisions concerning issues such as amendments to the articles of incorporation, termination or dissolution of the joint venture, increase or decrease in registered capital, guaranties, share transfers, mergers and consolidations, and formation of a subsidiary. As for other operating matters, approval by more than two-thirds of the members of the Board of Directors (67%) is required. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by the Company.

          Zhejiang was formed in 2002, with 51% owned by Great Genesis and 49% owned by Zhejiang Vie Group (“ZVG”). The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of which (57%) are appointed by the Company and three of which (43%) are appointed by ZVG. Pursuant to the Joint Venture Agreement, unanimous approval of the Board of Directors is required for any decisions concerning issues such as amendments to the articles of incorporation, termination or dissolution of the joint venture, increase or decrease in registered capital, guaranties, share transfers, mergers and consolidations, and formation of a subsidiary. As for other operating matters, approval by more than two-thirds of the members of the Board of Directors (67%) is required. The Chairman of the Board of Directors is appointed by ZVG. The general manager is appointed by the Company.

          Jingzhou was formed in February 2003, with 51% owned by Ji Long and 49% owned by Cixi City Fulida Synthetic Fibre Co., Ltd. (“Cixi”). The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of which (57%) are appointed by the Company and three of which (43%) are appointed by Cixi. Pursuant to the Joint Venture Agreement, unanimous approval of the Board of Directors is required for any decisions concerning issues such as amendments to the articles of incorporation, termination or dissolution of the joint venture, increase or decrease in registered capital, guaranties, share transfers, mergers and consolidations, and formation of a subsidiary. As for other operating matters, approval of more than two-thirds of the members of the Board of Directors (67%) is required. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by Cixi. Jingzhou’s business has been divested since August 31, 2004.

          USAI was formed in 2005, with 60% owned by Great Genesis, 30% owned by Sensor System Solution Inc in America (“Sensor”), and 10% owned by Shanghai Hongxi Investment Inc (“Hongxi”) controlled by Mr. Hanlin Chen, the Company’s Chairman. The highest authority of the joint venture is the Board of Directors, which is comprised of three directors, two of which (67%) are appointed by the Company, one of which (33%) is appointed by “Sensor”. Pursuant to the Joint Venture Agreement, unanimous approval of the Board of Directors is required for any decisions concerning issues such as amendments to the articles of incorporation, termination or dissolution of the joint venture, increase or decrease in registered capital, guaranties, share transfers, mergers and consolidations, and formation of a subsidiary. As for other operating matters, approval by more than two-thirds of the members of the Board of Directors (67%) is required. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by “Sensor”.

          With the exception of USAI (an American listed company) the minority partners of each of the joint ventures are all private companies not controlled, directly or indirectly, by any PRC municipal government or other similar government entity.

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

          Accounts Receivable - In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance.

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

          Advance Payments - These amounts represent advances or prepayments to acquire various assets to be utilized in the future in the Company’s normal business operations. Such amounts are paid according to their respective contract terms and are classified as a current asset in the consolidated balance sheet.

          Property, Plant and Equipment – Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized; minor replacements and maintenance and repairs are charged to operations. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets as follows:

Category	Estimated Useful Life (Years)

Land use rights and buildings:
Land use rights	45-50
Buildings	25
Machinery and equipment	6
Electronic equipment	4
Motor vehicles	6

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

          Interest Costs Capitalized - Interest costs incurred in connection with specific borrowings for the acquisition, construction or installation of property, plant and equipment are capitalized and depreciated as part of the asset’s total cost when the respective asset is placed into service.

          Intangible Assets - Intangible assets, representing patents and technical know-how acquired, are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful lives of 5 years except for the intangible contributed by a minority shareholder of joint ventures which is being amortized over the useful live of 15 years.

          In January 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company did not have any goodwill at December 31, 2005 and 2004.

          Impairment of long-lived assets is monitored on a continuing basis, and is assessed based on the undiscounted cash flows generated by the underlying assets. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value.

          Long-Lived Assets - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Property, plant and equipment and intangible assets are reviewed periodically for impairment losses whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets.

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

          Sales Taxes - The Company is subject to value added tax (“VAT”). The applicable VAT tax rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold less VAT paid on purchases made with the relevant supporting invoices. VAT is collected from customers by the Company on behalf of the PRC tax authorities and is therefore not charged to the consolidated statements of operations.

          Warranties - The Company provides for the estimated cost of product warranties at the time revenue is recognized. Warranty costs are included in general and administrative expense. The Company’s warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, the Company may be required to revise its estimated product warranty liability.

          Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

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

          Advertising, Shipping and Handling Costs - Advertising, shipping and handling costs are expensed as incurred.

          Income Per Share - Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock warrants and options. The Company had potential diluted shares consisting of options to purchase 22,500 shares of common stock to three independent directors at $4.50 per share in 2004 and options to purchase 22,500 shares of common stock to three independent directors at $6.83 per share in 2005.

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

          The Company’s only component of other comprehensive income (loss) is foreign currency translation gain of $1,329,624 and $3,060 for the years ended December 31, 2005 and 2004 respectively. This amount has been recorded as a separate component of stockholders’ equity.

          Fair Value of Financial Instruments - The Company believes that the carrying value of the its cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities as of December 31, 2005 approximates their respective fair values due to the short-term nature of those instruments.

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

          The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which establishes a fair value method of accounting for stock-based compensation plans.

          The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per share had the fair value of the stock options been recorded in the financial statements..  SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options issued to employees. Accordingly, compensation cost for stock options will be measured as the excess, if any, of the fair market price of the Company’s common stock at the date of grant above the amount an employee must pay to acquire the common stock.

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

          In accordance with SFAS No. 123, the Company will provide footnote disclosure with respect to stock-based employee compensation. The value of a stock-based award will be determined using the Black-Scholes option-pricing model, whereby compensation cost is the fair value of the award as determined by the pricing model at the grant date or other measurement date. Since the Company has not issued any stock option to employee, no footnote disclosure is applicable.

          Foreign Currencies - The Company maintains its books and records in Renminbi (“RMB”), the currency of the PRC, its functional currency. Translation of amounts into United States dollars (“US$”) has been made at the rate of RMB8.30 to US$1.00 prior to July 21, 2005, and RMB8.10 to US$1.00 after July 21, 2005. On July 21, 2005, the PRC government adjusted the exchange rate of RMB and US$ from 1RMB to US$0.1205, which was announce on January 1, 1994, to 1RMB to US$0.1233 (the “Unified Exchange Rate”) by the People’s Bank of China.

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

          The RMB is not readily convertible into United States dollars or other foreign currencies. The foreign exchange rate between the United States dollar and the RMB has been stable at approximately 1RMB to US$0.1233 commerce from July 21, 2005. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

          Segment Information - No business or geographical segmentation analysis is provided, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to business segments other than the manufacture and sale of automotive components in the PRC.

          3.     Certain Significant Risks and Uncertainties

          The Company is subject to the risks and uncertainties of operating in the PRC.  These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC.

          The economy of PRC differs significantly from the economies of the “western” industrialized nations in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions in PRC.

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

          Any devaluation of the Renminbi (RMB) against the United States dollar would consequently have adverse effects on the Company’s financial performance and asset values when measured in terms of the United States dollar. Should the RMB significantly devalue against the United States dollar, such devaluation could have a material adverse effect on the Company’s earnings and the foreign currency equivalent of such earnings. The Company does not hedge its RMB - United States dollar exchange rate exposure.

          On July 21, 2005, the PRC government adjusted the exchange rate of RMB and US$ from 1RMB to US$0.1205, which was announced on January 1, 1994, to 1RMB to US$0.1233 (the “Unified Exchange Rate”) by the People’s Bank of China. No representation is made that the RMB amounts have been, or could be, converted into US$ at that rate. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

          4.     Recent Accounting Pronouncements

          In 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised in December 2003).”—an amendment of FASB Statements No. 87, 88, and 106 (Issued 12/03). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS 132R is effective for fiscal years beginning after December 15, 2003. The adoption of SFAS No. 132R did not have a significant effect on the Company’s financial statement presentation or disclosures.

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost. The new statement also requires that allocation of fixed production overhead costs to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 must be applied prospectively and become effective for us beginning January 1, 2006. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

          In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This statement requires financial statement recognition of compensation cost related to share-based payment transactions. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for the first interim period beginning after June 15, 2005. However, in April 2005, the SEC deferred the effective date of SFAS 123R for SEC registrants to the first fiscal year interim period beginning after June 15, 2005. Accordingly, we expect to implement the revised standard in the first quarter of 2006. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

          In December 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67” (“SFAS 152”). This statement amends FASB Statement No. 66 “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). SFAS 152 also amends FASB Statement No. 67 “Accounting for Costs and Initial Rental operations of Real Estate Projects” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2006. The Company is currently evaluating the impact of SFAS 152 on its consolidated financial statements.

          In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29” (SFAS 153). This statement amends Accounting Principles Board Opinion (APB) No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that have no commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 was effective for nonmonetary transactions in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have any impact on our Consolidated Financial Statements.

          In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN 47). Under FIN 47, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 were required to be applied no later than the end of fiscal years ending after December 15, 2005. As such, we adopted FIN 47 in the fourth quarter of 2005. The adoption of FIN 47 did not have a material impact on our Consolidated Financial Statements.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. As such we are required to adopt SFAS 154 by January 1, 2006. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

          In 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in indicated situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose relevant subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of the adoption of SFAS No. 155 on its financial statements, if any.

          5.     Accounts Receivable

          The Company’s accounts receivable at December 31, 2005 and 2004 are summarized as follows:

	2005	2004

Accounts receivable	$31,866,156	$28,440,608
Bills receivable	12,570,189	12,136,985
Less: allowance for doubtful accounts	(2,856,025)	(2,944,990)

	$41,580,320	$37,632,603

          Bills receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

          The activity in the Company’s allowance for doubtful accounts during the year ended December 31, 2005 and 2004 were summarized as follows:

	2005	2004

Balance at beginning of year	$2,944,990	$2,757,374
Add: amounts provided during the year	—	187,616
Add: foreign currency translation	72,716	—
Less: amounts written off in prior year and Recovered during the year	(161,681)	—

Balance at end of year	$2,856,025	$2,944,990

          6.     Other Receivables

          Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. At December 31, 2005, other receivables totaled $6,503,629 including $4,356,602 to related parties, net of an allowance for doubtful accounts of $1,040,169, which included $313,550 made to an investee of Jiulong. At December 31, 2004, other receivables totaled $2,044,086, including $974,815 to related parties, net of an allowance for doubtful accounts of $930,425, which included $472,843 made to an investee of Jiulong.

          At December 31, 2005, Jiulong had an accounts receivable balance from JL Material of $313,550, as compared with $472,843 at December 31, 2003. Since JL Material was experiencing financial difficulties, the Company recorded an increase to its allowance for doubtful accounts by that amount.

          With the exception of the receivable from JL Material, the Company believes that all other receivables are collectible, as the related parties are in good financial conditions and are paying their payables to Company pursuant to the terms of their respective contracts.

          7.     Inventories

          Inventories at December 31, 2005 and 2004 are summarized as follows:

	2005	2004

Raw materials	$3,025,687	$3,868,859
Work in process	2,559,626	2,049,963
Finished goods	7,295,082	6,817,372

	12,880,175	12,736,194
Less: provision for loss	(494,342)	(228,284)

	$12,385,833	$12,507,910

          8.     Property, Plant and Equipment

          Property, plant and equipment at December 31, 2005 and 2004 are summarized as follows:

	2005	2004

Land use rights and buildings	$16,825,598	$13,232,650
Machinery and equipment	30,980,053	20,425,269
Electronic equipment	2,023,457	1,694,587
Motor vehicles	2,179,161	2,083,578
Construction in progress	73,400	6,116,641

	52,081,669	43,552,725
Less: Accumulated depreciation	(12,285,636)	(7,609,101)

	$39,796,033	$35,943,624

          9.     Intangible Assets

          The activity in the Company’s intangible asset account during the year ended December 31, 2005 and 2004 are summarized as follows:

	2005	2004

Balance at beginning of year,	$392,552	$218,639
Add: Additions during the year –
Patent technology	3,147,867	—
Management software license	93,827	158,159
Mapping design software license	—	72,289
Foreign currency translation	9,693	—

	3,643,939	449,087
Less: Amortization for the year	(140,722)	(56,535)

Balance at end of year	$3,503,217	$392,552

          10.     Accounts Payable

          Accounts payable at December 31, 2005 and 2004 are summarized as follows:

	2005	2004

Accounts payable	$15,615,402	$15,358,250
Notes payable	15,760,197	13,160,470

	$31,375,599	$28,518,720

          Notes payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

          The Company has pledged cash deposits, notes receivable and certain plant and machinery to secure trade financing granted by banks.

          In 2004, Henglong and Jiulong, two Sino-foreign joint ventures of the Company wrote off accounts payable of $680,980 from fifty suppliers, which have not required to pay back in a long term (over three years). The Company has received confirmations from related suppliers and authorities. The write off of accounts payables were shown as the decrease in liability to suppliers in the balance sheets as of December 31, 2004. Should any supplier requires payments in the future, the Company will record the payment as expense in that period.

          11.     Bank Loans

          At December 31, 2005, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans outstanding of $14,814,815. The weighted average interest rate for the year ended December 31, 2005 was 5.92% per annum. Jiulong, one of the Company’s joint ventures, has provided Henglong, another of the Company’s joint ventures, with loan guarantees covering bank loans of $3,086,420. Henglong has provided Jiulong with loan guarantees covering bank loans of $4,938,272. The remaining balance of the loans of $6,790,123 was mortgaged with some of the plant and equipment of the Company.

          At December 31, 2004, the Company through its Sino-foreign joint ventures, had fixed-rate short-term bank loans outstanding of $13,614,458. The weighted average interest rate for the year ended December 31, 2004 was 4.98% per annum. Jiulong, one of the Company’s joint ventures, has provided Henglong, another of the Company’s joint ventures, with loan guarantees covering bank loans of $3,012,000. Henglong has provided Jiulong with loan guarantees covering bank loans of $6,627,000. The remaining balance of the bank loan of $3,976,000 was mortgaged with some of the plant and equipment of the Company.

          12.     Amounts Due From and Due to Shareholders/Directors

          The activity in the amounts due to (due from) shareholders/directors during the years ended December 31, 2005 and 2004 is summarized as follows:

Balance, December 31, 2003	$5,229,281
Advances from shareholders	10,531,918
Repayment made to shareholders	(15,171,605)

Balance, December 31, 2004	$589,594
Advances from shareholders	177,048

Balance, December 31, 2005	$766,642

          At December 31, 2005 and 2004, the amounts due to shareholders/directors were unsecured, interest free and repayable on demand.

          13.     Minority interests’ Equity

          The activities in respect of the amounts of the minority interests’ equity during the year ended December 31, 2005 and 2004 are summarized as follows:

Balance, December 31, 2003	$18,686,712
Add: contribution by minority shareholders	1,251,085
Minority interests’ income	4,182,454
Others	30,103
Less: dividends declared to the minority interest holders of Joint-venture companies	(5,256,700)
Appropriations of employee welfare and bonus fund	(386,196)
Exchange of equity interest in Jingzhou for Henglong	(935,620)

Balance, December 31, 2004	$17,571,838
Add: contribution by minority shareholders	3,066,000
Minority interest’s income	2,680,318
Additional interest to minority interest holders in connection with disposal of property, plant and equipment on a cashless basis	93,168
Less: dividends declared to the minority interest holders of Joint-venture companies	(1,660,281)

Balance, December 31, 2005	$21,751,043

          14.     Stockholders’ Equity

          As of December 31, 2003, the Company’s authorized share capital consists of 80,000,000 shares of common stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

          As of March 5, 2003, in exchange for the acquisition of 100% of the shareholder interest in Great Genesis, the shareholders of Great Genesis were issued 20,914,250 shares of common stock of Visions.

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

          In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. On July 21, 2004, the Company issued options to purchase 7,500 shares of common stock to each of its three independent directors. Such stock options vest immediately upon grant and are exercisable at $4.50 per share over a period of two years. The exercise price represents a 11.11% premium from the fair market value as based upon the grant date the stock options. On June 28, 2005, the Company issued additional options to purchase 7,500 shares of common stock to each of its three independent directors. Such stock options vest immediately upon grant and are exercisable at $6.83 per share over a period of five years. The exercise price represents the fair market value based on the grant date of the stock options.

          The weighted average fair value of stock options granted was $3.06, $2.45, and $2.36 during 2005, 2004 and 2003, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Expected volatility	46.0%	121.6%	98.0%
Risk-free interest rate	3.6%	4 .0%	4 .0%
Expected life (years)	5	2	1
Dividend yield	0.0%	0.0%	0.0%

          For the year ended December 31, 2005, the stock options which were issued to three independent directors on June 2005 and July 2004, respectively, have not exercised.

          As for December 31, 2005, stock option information is summarized as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,200,000	$5.66	2,155,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,200,000	$5.66	2,155,000

          15.     Additional paid-in capital

          For the year ended December 31, 2005, the Company had $18,146,722 additional paid-in capital, as compared to $18,003,168 for the year ended December 31, 2004, an increase of $143,553, which was related to the above mentioned granted options to three independent directors. The Company calculated pursuant to the Black-Scholes option-pricing model and debited in operating expenses, credited in additional paid-in capital. The increased $74,704 is in connection with disposal of property, plant and equipment on a cashless basis as follows:

          During early 2004, the Company constructed seven building of research and administrative for its development in Wuhan. In December 2005, the Company disposed two of the seven building to WuHan Geological University Information S&T Development Co., Ltd (“WuHan Information”, a Chinese company controlled by Mr. Hanlin Chen, the Chairman of the Company) at fair market value of $2,626,444, which was determined by an independent appraisal firm. Since the fair market value in excess of construction cost of the buildings, the excess amount have recorded in additional paid-in capital and minority interests according to their percentage of shares, respectively. The $2,636,444 payable has not pay back to the Company from WuHan Information. WuHan Information had committed itself to pay the interests at the interest rate for bank loans of corresponding terms.

          16.     Non Operating Income

          In 2003, Company recorded $532,583 non-operating income, in which $279,536 was net income from selling materials, $132,000 was subsidies from government, $14,047 was net income from the disposal of the equipments and $107,000 was share exchange income.

          In 2004, Company recorded $1,651,560 non-operating income, in which $699,107 was net income from selling materials, $175,959 was subsidies from government, $95,514 was net income from the disposal of the equipments and $680,980 was income from write off of accounts payable of suppliers.

          In 2004, two Sino-foreign joint ventures of the Company, Henglong and Jiulong, wrote off accounts payable of $680,980 because there had been no pay back requirements for over 3 years. Related net non-operating income after deducting income tax was $579,550, which was shown in the statements of operations of 2004.

          In 2005, the recorded non-operating income is primarily net income from materials sold of $255,038, subsidy income of $150,809, net income from the disposal of the equipment of $40,581 and $64,367 of other income.

          17.     Distribution of Profits from Continued Operations

          Pursuant to the relevant laws and regulations of Sino-foreign joint venture enterprises, the profits of the Company’s Sino-foreign subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all the relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to reserve funds, as determined at the discretion of the board of directors in accordance with the PRC accounting standards and regulations.

          As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Company’s Sino-foreign joint ventures are required to make annual appropriations to two reserve funds, consisting of the statutory surplus and collective welfare funds. In accordance with the relevant PRC regulations and the articles of association of the respective companies, the companies are required to allocate a certain percentage of their profits after taxation, as determined in accordance with the PRC accounting standards applicable to the companies, to the statutory surplus reserve until such reserve reaches 50% of the registered capital of the companies. Based on the business licenses of the Sino-foreign joint ventures, the registered capital of Henglong, Jiulong, Shenyang and Zhejiang are $9,000,000, $2,385,542 (RMB19,800,000), $8,132,530 (RMB67,500,000), and $7,000,000, respectively.

          The Company’s Sino-foreign joint ventures are also required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, The percentage of annual appropriations of these funds are stipulated in the joint venture agreement. The employee welfare and incentive fund is charged to the statement of operations. The accrual of such fund of $633,972 was recorded in general and administrative expenses during 2004. The other appropriations have recorded in reserve fund of balance sheet, and are not available for distribution as dividends to the joint venture partners of the companies. Appropriation of these funds of $595,332 was recorded in reserve fund of balance sheet of 2004. Under the joint venture agreements, the boards of directors determine the percentages of these appropriations with regard to the economic situation of each company.

          During 2005, appropriation of reserve fund and enterprise development fund of $526,924 was recorded in reserve fund of the balance sheet. During 2005, Henglong and Jiulong, two of the joint ventures of the Company, have entered into a business performance award agreement with its sales department, and have set up the award fund in advance. Such fund has been recorded in sales expenses and general and administrative expenses for the nine months ended September 30, 2005. Since the sales staff did not achieve the performance target in 2005, management approved the cancellation of the award fund of $1,140,914, of which $149,312 was written off to general and management expenses and $ 991,602 was written off to sales expenses.

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

          18.     Income Taxes from Continued Operations

          The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign invested enterprises. Two of the Company’s subsidiaries, Henglong and Jiulong, were subject to a tax rate of 15% during 2005, 2004 and 2003. Shenyang is entitled to and was ratified for a two-year tax holiday commencing with its first profit-making year of 2003, 2004 is the second profit-making year. During 2005, Shenyang was subject to a tax rate of 7.5%. The tax rate for the Company’s another subsidiary, Zhejiang, has not been ratified, but in accordance with the relevant income tax laws for Sino-foreign joint ventures, Zhejiang is also entitled to a two-year tax holiday commencing with its first profit-making year of 2004, 2005 is the second profit-making year. USAI did not have any operating income in 2005.

          19.     Reclassifications

          In 2005, certain items of statements of cash flows for the year ended December 31, 2004 and 2003 have been reclassified as follows:

Reclassifications of Statements of Cash Flows For the year ended December 31, 2004

Original Classification		Present Classification

Item	Amount ($)	Item	Amount ($)

Accounts and notes receivable, advance payments	6,800,004	Accounts and notes receivable	846,504
		Advance payments	5,953,500

Sub-total	6,800,004	Sub-total	6,800,004

Accounts and notes payable, accrued expenses and other payables, customer deposits	7,943,244	Accounts and notes payable	5,640,160
		Customer deposits	(425,086)
		Accrued payroll and related costs	(183,809)
		Accrued expenses and other payables	2,912,148
		Advances payable	(169)

Sub-total	7,943,244	Sub-total	7,943,244

Reclassifications of Statements of Cash Flows For the year ended December 31, 2003

Original Classification		Present Classification

Item	Amount ($)	Item	Amount ($)

Accounts and notes receivable, advance payments	(8,114,192)	Accounts and notes receivable	1,212,377
		Advance payments	(9,326,569)

Sub-total	(8,114,192)	Sub-total	(8,114,192)

Accounts and notes payable, accrued expenses and other payables, customer deposits	(9,694,814)	Accounts and notes payable	5,267,614
		Customer deposits	(4,131)
		Accrued payroll and related costs	(67,630)
		Accrued expenses and other payables	(14,890,667)

Sub-total	(9,694,814)	Sub-total	(9,694,814)

          20.     Discontinued Operations

          Effective August 31, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into an equity exchange agreement (the “Exchange Agreement”) with Hubei Wanlong Investment Co., Ltd (“Hubei Wanlong”), which is controlled by Mr. Hanlin Chen, the Chairman of the Company. Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of Hubei Wanlong’s equity interests in Henglong based on their respective fair market values as determined by an independent appraisal firm. Accordingly, effective August 31, 2004, the Company did not own Jingzhou’s equity.

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

          The consolidated balance sheet of the Company for the year ended December 31, 2004 excludes Jingzhou, and the Company have restated the Consolidated balance sheet of 2003 on December 31, 2004. The current assets of Jingzhou have shown as current assets from discontinued operations of $1,000,181. Current liabilities of Jingzhou are shown as current liabilities from discontinued operations of $2,282,952. Property, plant and equipment of Jingzhou are shown as property, plant and equipment from discontinued operation of $2,233,701. The other assets except current assets and property, plant and equipments have been shown as other assets from discontinued operations of $3,812.

          The consolidated statements of operations included results of discontinued operations, but reclassified for 2004 and 2003. The net loss of Jingzhou of $(21,591) and $(127,539) in 2004 and 2003, respectively have been reclassified as net loss from discontinued operations.

          The Statements of Cash Flows included cash flows from discontinued operations. Cash flows from Jingzhou in 2004 and 2003 have been classified as net cash flows provided by (used in) operation activities from discontinued operations of $(1,354,506) and $2,364,436; net cash provided by (used in) investing activities from discontinued operations of $121,769 and $(2,312,422); net cash provided by (used in) financing activities from discontinued operations of $1,180,723 and $0, respectively.

          21.     Significant Concentrations

          The Company grants credit to its customers, generally on an open account basis. The Company’s customers are all located in the PRC.

          In 2005, the Company’s ten largest customers accounted for 69.9% of the Company’s consolidated sales, with three customers accounting for in excess of 10% of consolidated sales, with 14.0%, 11.6% and 11.5% of consolidated sales, or an aggregate of 37.1% of consolidated sales.

          In 2004, the Company’s ten largest customers accounted for 73.1% of the Company’s consolidated sales, with three customers accounting for in excess of 10% of consolidated sales, with 19.2%, 16.2% and 10.9% of consolidated sales, or an aggregate of 46.6% of consolidated sales.

          In 2003, the Company’s ten largest customers accounted for 73.2% of the Company’s consolidated sales, with three customers accounting for in excess of 10% of consolidated sales, with 25.0%, 11.1% and 10.5% of consolidated sales, or an aggregate of 46.3% of consolidated sales.

          At December 31, 2005 and 2004, approximately 29.9% and 38.7% of accounts receivable were from trade transactions with the aforementioned three customers.

          At December 31, 2004 and 2003, approximately 38.7% and 34% of accounts receivable were from trade transactions with the aforementioned three customers.

          22.     Related Party Transactions

          Effective August 2, 2003, the Company entered into a five-year License and Technical Assistance Agreement (the “Agreement”) with Sino-American, Inc. (“Sino-American”), a United States company controlled by the Company’s Chairman and controlling shareholder. The Agreement provided for total payments of $6,000,000 to enable Sino-American to purchase technical assistance and equipment for use in the Company’s business operations in China. During November 2003, $2,000,000 was paid by the Company to Sino-American, which has been classified as advance payments in the consolidated balance sheet at December 31, 2003 and 2004.

          This agreement also allowed the Company to transfer funds from China to the United States to fund normal corporate general and administrative expenses.

          Through December 31, 2004, Sino-American had paid, on behalf of or for the benefit of the Company, a total of $1,931,105, including a $250,000 initial investment in a joint venture with an unrelated party, $255,000 for equipment and $180,000 for software to unrelated third parties, $250,000 to the Company’s

          Chairman and controlling shareholder as reimbursement for costs incurred by him related to the March 2003 recapitalization, and $996,105 for selling, general and administrative expenses for the benefit of or on behalf of the Company. As this Agreement was terminated effective April 1, 2004, the unexpended funds were repaid to the Company

          Effective August 31, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into an equity exchange agreement (the “Exchange Agreement”) with Hubei Wanlong Investment Co., Ltd (“Hubei Wanlong”), which is controlled by Mr. Hanlin Chen, the Chairman of the Company. Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of Hubei Wanlong’s equity interests in Henglong based on their respective fair market values as determined by an independent appraisal firm. The difference between the fair value and the book value resulting from the disposition of the joint venture interest in Jingzhou was debited to additional paid-in capital. With respect to consideration paid by the Company in excess of the Chairman’s basis in his investment, such excess has been charged to additional paid-in capital as a distribution to the Chairman, resulting in the acquired 2.5% equity interests in Henglong being recorded by the Company at the Chairman’s original cost basis. The Company paid approximately $90,000 to Hubei Wanlong in conjunction with this transaction.

          During early 2004, the Company constructed seven buildings of research and administrative for its development in Wuhan. In December 2005, the Company disposed two of the seven building to WuHan Geological University Information S&T Development Co., Ltd (“WuHan Information”, a Chinese company controlled by Mr. Hanlin Chen, the Chairman of the Company) at fair market value of $2,626,444, which was determined by an independent appraisal firm. Since the fair market value in excess of construction cost of the buildings, the excess amount have recorded in additional paid-in capital and minority interests according to their percentage of shares, respectively. The $2,636,444 payable has not pay back to the Company from WuHan Information. WuHan Information had committed itself to pay the interests at the interest rate for bank loans of corresponding terms.

          During year ended December 31, 2005, 2004 and 2003, the joint ventures entered into related party transactions with companies with common directors as shown below:

	2005	2004	2003

Sales
- Received	$461,045	$699,903	$2,020,650
- Receivable	2,290,129	982,722	1,248,328

	2005	2004	2003

Purchases
- Paid	$1,284,117	$1,180,425	$931,808
- Payable	1,667,695	522,754	1,175,006

          These transactions were consummated under similar terms as those with the Company’s customers and suppliers.

          23.     Commitments and Contingencies

          Legal Proceedings - The Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

          The Company has the following material contractual obligations and capital expenditure commitments:

Date	Parties involved	Description of Commitments and Contingencies

October 30, 2001	Henglong& Bishop Steering Technology Limited (“Bishop”), an Australian company

Ten year license agreement for the design of power steering systems. Henglong is obligated to pay Bishop a technical assistance fee of approximately $200,000 per year during the first two years and $110,000 per year during the remaining eight years of the agreement.

July 21, 2003	Henglong& Namyang Industrial Co. Ltd(“Namyang”), a Korean manufacturer of steering assemblies for automobiles

Five year license and technical assistance agreement. Henglong paid Namyang an initial payment of $100,000 and is further obligated to pay a royalty of 3% of the sales price of products sold, which includes the licensed columns and universal joint technology.

March to December, 2004	Henglong & some equipment manufacturers

Have entered into some equipment contracts with total value approximately $4,719,967.  Henglong has paid $1,743,201 and $2,606,332 during 2004 and 2005 respectively, and will pay off the remaining $276,807 and $93,627 in 2006 and 2007 respectively, total amount of $370,434.

March to December, 2004	Jiulong & some equipment manufacturers

Have entered into some equipment contracts with total value approximately $2,752,479.  Jiulong has paid $1,021,021 and $1,117,318 during 2004 and 2005 respectively, and will pay off the remaining $347,582 and $266,558 in 2006 and 2007 respectively, total amount of $614,140.

April to December, 2005	Henglong & some equipment manufacturers

Have entered into some equipment contracts with total value approximately $1,163,650.  Henglong has paid $1,039,442 during 2005, and will pay off the remaining $118,304 and $5,904 in 2006 and 2007 respectively, total amount of $124,208.

April to December, 2005	Jiulong & some equipment manufacturers

Have entered into some equipment contracts with total value approximately $637,108.  Jiulong has paid $350,542 during 2005, and will pay off the remaining $259,265 and $27,301 in 2006 and 2007 respectively, total amount of $286,566.

April to December, 2005	USAI & some equipment manufacturers	Have entered into some equipment contracts with total value approximately $238,577 in 2005. USAI has paid $141,346 during 2005, and will pay off the remaining $97,231 in 2006.

          24.     Information with Respect to the Company’s Sino-Foreign Joint Ventures.

          As of December 31, 2005 and 2004, the condensed balance sheets of the Company and its Sino-foreign joint ventures were as follows:

	Henglong		Jiulong		Shenyang

	2005	2004	2005	2004	2005	2004

Current assets	34,469,645	31,288,596	31,463,099	30,491,838	10,083,309	10,141,350
Non-current assets	24,795,217	22,674,198	5,936,914	5,051,406	3,510,141	3,586,772

Total assets	59,264,862	53,962,794	37,400,013	35,543,244	13,593,450	13,728,122

Current liabilities	40,962,569	38,315,831	25,787,235	22,336,677	3,679,902	5,570,048
Non-current liabilities	197,210	192,458		0	700	3,920
Shareholders’ equity	18,105,083	15,454,505	11,612,778	13,206,567	9,912,848	8,154,154

Total liabilities and stockholders’ equity	59,264,862	53,962,794	37,400,013	35,543,244	13,593,450	13,728,122

	Zhejiang		USAI		Total

	2005	2004	2005	2004	2005	2004

Current assets	7,875,209	5,205,019	402,388	0	84,293,650	77,126,803
Non-current assets	4,190,756	4,520,360	3,205,780	0	41,638,808	35,832,736

Total assets	12,065,965	9,725,379	3,608,168	0	125,932,458	112,959,539

Current liabilities	3,069,952	1,810,811	6,365	0	73,506,023	68,033,367
Non-current liabilities			103,704	0	301,614	196,378
Shareholders’ equity	8,996,013	7,914,568	3,498,099	0	52,124,821	44,729,794

Total liabilities and stockholders’ equity	12,065,965	9,725,379	3,608,168	0	125,932,458	112,959,539

           For the year ended December 31, 2005 and 2004, the condensed statements of operations of the company and its Sino-foreign joint ventures were as follows:

	Parent Company			Henglong

	2005	2004	2003	2005	2004	2003

Proportionate ownership interest at end of year	100%	100%	100%	44.50%	44.50%	42%
Net sales	—	—	—	35,424,735	29,029,209	33,929,946
Cost of goods sold	—	—	—	24,566,028	20,614,311	21,242,707

Gross profit	—	—	—	10,858,707	8,414,898	12,687,239

Selling expenses	—	—	—	1,573,678	1,658,536	1,434,715
General and administrative expenses	936,363	823,853	1,108,481	2,885,402	2,990,778	2,724,473
R & D expenses	—	—	—	802,626	1,363,645	809,914
Depreciation and amortization	43,025	78,500	—	1,338,658	372,491	757,219
Stock-based compensation	68,850	55,125	1,300,000	—	—	—

Total costs and expenses	1,048,238	957,478	2,408,481	6,600,364	6,385,450	5,726,321

Income (loss) from operations	(1,048,238)	(957,478)	(2,408,481)	4,258,343	2,029,448	6,960,918

Finance costs (income)	(7,374)	(4,620)	—	734,265	374,067	209,146
Other income (expense), net	(15,076)	(12,806)	105,151	297,759	866,935	228,587

Other income, net	(7,702)	(8,186)	105,151	(436,506)	492,868	19,441

Income (loss) before income taxes	(1,055,940)	(965,664)	(2,303,330)	3,821,837	2,522,316	6,980,359
Income taxes				939,152	(51,395)	777,485

Income before minority interest	(1,055,940)	(965,664)	(2,303,330)	2,882,685	2,573,711	6,202,874
Minority interests	—	—	—	1,607,115	1,523,326	3,597,666

Net income from continued operation	(1,055,940)	(965,664)	(2,303,330)	1,275,570	1,050,385	2,605,208
Net loss from discontinued operation	—	—	—	—	—	—

Net income	(1,055,940)	(965,664)	(2,303,330)	1,275,570	1,050,385	2,605,208

	Jiulong			Shenyang

	2005	2004	2003	2005	2004	2003

Proportionate ownership interest at end of year	81%	81%	81%	70%	70%	55%
Net sales	21,875,859	26,932,386	18,660,367	11,434,204	12,690,209	13,173,434
Cost of goods sold	15,020,923	17,196,990	9,695,034	8,555,910	9,521,533	9,964,598

Gross profit	6,854,936	9,735,396	8,965,333	2,878,294	3,168,676	3,208,836

Selling expenses	2,440,094	1,423,586	1,078,316	240,730	160,853	85,499
General and administrative expenses	1,230,559	1,725,512	2,764,807	717,796	626,464	646,879
R & D expenses	161,773	154,434	201,627	—	—	—
Depreciation and amortization	721,679	238,409	263,925	206,320	84,012	139,167
Stock-based compensation	—	—	—	—	—	—

Total costs and expenses	4,554,105	3,541,941	4,308,675	1,164,846	871,329	871,545

Income (loss) from operations	2,300,831	6,193,455	4,656,658	1,713,448	2,297,347	2,337,291

Finance costs (income)	428,284	366,350	126,025	(6,226)	4,625	(1,667)
Other income (expense), net	197,150	710,101	139,989	23,779	67,210	9,553

Other income, net	(231,134)	343,751	13,964	30,005	62,585	11,220

Income (loss) before income taxes	2,069,697	6,537,206	4,670,622	1,743,453	2,359,932	2,348,511
Income taxes	281,367	669,795	973,455	151,344

Income before minority interest	1,788,330	5,867,411	3,697,167	1,592,109	2,359,932	2,348,511
Minority interests	334,758	1,230,314	1,006,117	464,071	849,162	939,405

Net income from continued operation	1,453,572	4,637,097	2,691,050	1,128,038	1,510,770	1,409,106
Net loss from discontinued operation	—	—	—	—	—	—

Net income	1,453,572	4,637,097	2,691,050	1,128,038	1,510,770	1,409,106

	Zhejiang			Jingzhou (1)

	2005	2004	2003	2005	2004	2003

Proportionate ownership interest at end of year	51%	51%	51%
Net sales	6,275,953	4,259,791	1,678,018	—	—	—
Cost of goods sold	4,586,771	2,482,645	1,215,407	—	—	—

Gross profit	1,689,182	1,777,146	462,611	—	—	—

Selling expenses	331,068	230,829	121,046	—	—	—
General and administrative expenses	517,488	318,660	359,116	—	—	—
R & D expenses	2,383	433	5,490	—	—	—
Depreciation and amortization	268,262	74,597	161,290	—	—	—
Stock-based compensation	—	—	—	—	—	—

Total costs and expenses	1,119,201	624,519	646,942	—	—	—

Income (loss) from operations	569,981	1,152,627	(184,331)	—	—	—

Finance costs (income)	17,218	(9,460)	1,081	—	—	—
Other income (expense), net	7,183	20,120	49,303	—	—	—

Other income, net	(10,035)	29,580	48,222	—	—	—

Income (loss) before income taxes	559,946	1,182,207	(136,109)	—	—	—
Income taxes

Income before minority interest	559,946	1,182,207	(136,109)	—	—	—
Minority interests	274,374	579,652	(66,693)	—	—	—

Net income from continued operation	285,572	602,555	(69,416)	—	—	—
Net loss from discontinued operation	—	—	—	—	(21,591)	(127,539)

Net income	285,572	602,555	(69,416)	—	(21,591)	(127,539)

	Elimination			Total

	2005	2004	2003	2005	2004	2003

Proportionate ownership interest at end of year
Net sales	(11,438,450)	(14,725,750)	(13,816,897)	63,572,301	58,185,845	53,624,868
Cost of goods sold	(11,624,154)	(14,773,127)	(13,481,838)	41,105,478	35,042,352	28,635,908

Gross profit	185,704	47,377	(335,059)	22,466,823	23,143,493	24,988,960

Selling expenses	—	—	—	4,585,570	3,473,804	2,719,576
General and administrative expenses	(42,962)	(6,408)	—	6,244,646	6,478,859	7,603,756
R & D expenses	—	—	—	966,782	1,518,512	1,017,031
Depreciation and amortization	—	—	—	2,577,944	848,009	1,321,601
Stock-based compensation	—	—	—	68,850	55,125	1,300,000

Total costs and expenses	(42,962)	(6,408)	—	14,443,792	12,374,309	13,961,964

Income (loss) from operations	228,666	53,785	(335,059)	8,023,031	10,769,184	11,026,996

Finance costs (income)	—	—	(1,249)	1,166,167	730,962	333,336
Other income (expense), net	—	—	—	510,795	1,651,560	532,583

Other income, net	—	—	1,249	(655,372)	920,598	199,247

Income (loss) before income taxes	228,666	53,785	(333,810)	7,367,659	11,689,782	11,226,243
Income taxes				1,371,863	618,400	1,750,940

Income before minority interest	228,666	53,785	(333,810)	5,995,796	11,071,382	9,475,303
Minority interests				2,680,318	4,182,454	5,476,495

Net income from continued operation	228,666	53,785	(333,810)	3,315,478	6,888,928	3,998,808
Net loss from discontinued operation	—	—	—	—	(21,591)	(127,539)

Net income	228,666	53,785	(333,810)	3,315,478	6,867,337	3,871,269

(1) The disposal of Jingzhou was accounted for as discontinued operations according to SFAS No. 144. The operating results and related costs and expenses of Jingzhou have been shown as discontinued operations in the consolidated statements of operations. Financial statements of prior periods are also changed. The consolidated statements of operations for the years ended December 31, 2005 and 2004 only included the net loss of discontinued operations of $(21,591) and $(127,539).

          25.      Subsequent Events

          On March 20, 2006, the Company raised $5,000,000 in a private placement (PIPE) to Cornell Capital Partners, LP (“Investor”) by issuing 625,000 shares of common stock; warrants to purchase 86,806 shares of common stock over a period of three years, exercisable at $14.40 per share; and warrants to purchase 69,444 shares of common stock over a period of three years, exercisable at $18.00 per share.  In a separate agreement also dated March 20, 2006, the Investor committed under certain conditions to purchase, within the next 24 months after an effective resale registration of the Company’s common stock, at the Company’s option, up to 15 million dollars of the Company’s common stock, at an agreed discount from the fair market value.