Form 10-Q
period 2006-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2006-05-10
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 000- 33123

China Automotive Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0885775
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

No. 1 Henglong Road, Yu Qiao Development Zone, Shashi District, Jing Zhou City, Hubei Province, People’s Republic of China
(Address of principal executive offices)

Issuer’s telephone number: (86) 716- 832- 9196 Issuer’s fax number: (86) 716- 832-9298

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of March 31, 2006, the Company had 23,237,406 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

China Automotive Systems, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31

	2006	2005

Net sales from continued operations, including $583,539 and $454,925 to related parties at March 31, 2006 and December 31, 2005, respectively	$20,964,452	$13,976,450
Cost of sales, including $655,995 and $405,756 purchased from related parties at March 31, 2006 and December 31, 2005, respectively	14,019,255	8,946,109

Gross profit	6,945,197	5,030,341

Costs and expenses:
Selling expenses	909,852	674,068
General and administrative expenses (Note 15)	2,620,174	1,770,285
R&D expenses (Note 15)	189,747	357,709
Depreciation and amortization (Note 15)	688,490	614,821

Total costs and expenses	4,408,263	3,416,883

Income from operations	2,536,934	1,613,458

Other income (expenses):
Other non-operating income	83,340	25,319
Financial expenses	(334,386)	(283,233)

Other income (loss), net	(251,046)	(257,914)

Income before income taxes	2,285,888	1,355,544
Income taxes	200,711	250,962

Income before minority interests	2,085,177	1,104,582
Minority interests	990,779	238,399

Net income	$1,094,398	$866,183

Basic	$0.05	$0.04

Diluted	$0.05	$0.04

Weighted average number of common shares outstanding -
Basic	22,680,813	22,574,543
Diluted	22,704,753	22,597,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,

	2006	2005

Net income	$1,094,398	$866,183
Other comprehensive income:
Foreign currency translation gain	601,399	—

Comprehensive income	$1,695,797	$866,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,140,596	$12,374,944
Pledged cash deposits	3,526,663	1,185,660
Accounts and notes receivable, including $1,815,021 and $1,829,075 from related parties at March 31, 2006 and December 31, 2005, respectively, net of an allowance for doubtful accounts of $3,211,064 and $2,856,025 at March 31, 2006 and December 31, 2005, respectively	46,331,766	41,580,320
Advance payments, including $982,651 and $911,765 to related parties at March 31, 2006 and December 31, 2005, respectively	2,283,186	2,126,013
Inventories	13,594,329	12,385,833

Total current assets	87,876,540	69,652,770

Long-term Assets:
Property, plant and equipment	52,672,535	52,081,669
Less: Accumulated depreciation	(13,584,897)	(12,285,636)

	39,087,638	39,796,033

Intangible assets, net	3,601,327	3,503,217
Other receivables, including $5,813,398 and $3,966,509 from related parties at March 31, 2006 and December 31, 2005, respectively, net of an allowance for doubtful accounts of $1,415,475 and $1,040,169 at March 31, 2006 and December 31, 2005, respectively	7,489,408	6,503,629
Long-term investments	74,074	74,074

Total assets	$138,128,987	$119,529,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$13,732,834	$14,814,815
Accounts and notes payable, including $469,391 and $383,578 to related parties at March 31, 2006 and December 31, 2005, respectively	41,124,392	31,375,599
Customer deposits	216,636	157,919
Accrued payroll and related costs	1,550,637	1,418,093
Accrued expenses and other payables	6,080,274	5,191,617
Accrued pension costs	2,768,628	2,653,064
Taxes payable	5,047,206	4,172,212
Amounts due to shareholders/directors	680,624	766,642

Total current liabilities	71,201,231	60,549,961
Long-term liabilities:
Special payable	301,614	301,614

Total liabilities	$71,502,845	$60,851,575

Minority interests	23,363,240	21,751,043

Stockholders’ equity:
Preferred stock, $0.0001 par value- Authorized - 20,000,000 shares
Issued and outstanding - None	—	—
Common stock, $0.0001 par value- Authorized - 80,000,000 shares
Issued and outstanding- 23,237,406 shares and 22,574,543 shares at March 31, 2006 and December 31, 2005, respectively	2,323	2,257
Additional paid-in capital	22,786,655	18,146,721
Retained earnings-
Appropriated	4,923,262	4,923,262
Unappropriated	13,616,579	12,522,181
Accumulated other comprehensive income	1,934,083	1,332,684

Total stockholders’ equity	43,262,902	36,927,105

Total liabilities and stockholders’ equity	$138,128,987	$119,529,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,

	2006	2005

Cash flows from operating activities:
Net income	$1,094,398	$866,183
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Minority interests	990,779	238,399
Depreciation and amortization	1,453,473	1,058,241
Allowance for doubtful accounts	686,568	93,561
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	(2,341,003)	(883,917)
Accounts and notes receivable	(5,074,395)	1,924,315
Advance payments	(157,173)	(1,571,473)
Inventories	(1,208,496)	83,856
Increase (decrease) in:
Accounts and notes payable	9,748,793	(854,963)
Customer deposits	58,717	55,064
Accrued payroll and related costs	132,544	(264)
Accrued expenses and other payables	1,334,919	(626,918)
Accrued pension costs	115,564	251,228
Taxes payable	874,994	265,483
Advances payable	—	(156)

Net cash (used in) provided by operating activities	7,709,682	898,639

Cash flows from investing activities:
(Increase) decrease in other receivables	(1,401,564)	(142,253)
Cash paid to acquire property, plant and equipment	(652,784)	(552,890)
Cash paid to acquire intangible assets	(138,238)	(75,618)

Net cash (used in) provided by investing activities	(2,192,586)	(770,761)

Cash flows from financing activities:
Increase (decrease) in proceeds from bank loans	(1,081,981)	2,409,638
Dividends be paid to the minority interest holders of Joint-venture companies	(124,844)	(787,321)
Increase (decrease) in amounts due to shareholders/directors	(86,018)	57,605
Proceeds from issuance of common stock	4,940,000	—

Net cash provided by (used in) financing activities	3,647,157	1,679,922

Effect of exchange rate fluctuations on cash and cash equivalents	601,399	—

Increase in cash and cash equivalents	9,765,652	1,807,800
Cash and cash equivalents at beginning of period	12,374,944	11,164,639

Cash and cash equivalents at end of period	$22,140,596	$12,972,439

China Automotive Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Three Months Ended March 31,

	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$193,099	$281,676

Cash paid for income taxes	$130,715	$215,500

SUPPLEMENTAL DISCLOSURE OF INVESTING AND FINANCING ACTIVITIES ON A CASHLESS BASIS:
Issuance of common shares on a cashless basis	$4	$—
Financing services fee related to issuance of common shares	$(4)	$—
Outstanding expenses of issuance of common shares	$(300,000)	$—
Dividends declared by Joint-venture for minority shareholder	$(300,367)	$—
Increase in capital by minority shareholder of Joint-venture	$921,785	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2006 and 2005

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization - Effective March 5, 2003, Visions-In-Glass, Inc., a United States company incorporated in the State of Delaware, “Visions”, entered into a Share Exchange Agreement to acquire 100% of the shareholder interest in Great Genesis Holding Limited, a company incorporated on January 3, 2003 under the Companies Ordinance in Hong Kong as a limited liability company, “Great Genesis”, as a result of which Great Genesis became a wholly-owned subsidiary of Visions.  At the closing, the former directors and officers of Visions resigned, and new directors and officers were appointed.  Visions subsequently changed its name to China Automotive Systems, Inc.

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign Joint-ventures described below, is referred to herein as the “Company”.  The Company, through its Sino-foreign Joint-ventures described below, is engaged in the manufacture and sale of automotive systems and components in the People’s Republic of China, the “PRC” or “China”, as described below.

Ji Long Enterprise Investment Limited was incorporated on October 8, 1992 under the Companies Ordinance in Hong Kong as a limited liability company, “Ji Long”.  Ji Long is an investment holding company.  Effective March 4, 2003, all of the shareholders of Ji Long exchanged their 100% shareholder interest for a 100% shareholder interest in Great Genesis, as a result of which Ji Long became a wholly-owned subsidiary of Great Genesis.

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

As of March 31, 2006 and 2005, Great Genesis owns the following aggregate net interests in five Sino-foreign Joint-ventures organized in the PRC:

Jingzhou Henglong Fulida Textile Co., Ltd. discussed below was sold in August 2004, hereinafter referred to as “Jingzhou”.

	Percentage Interest

	Three Months Ended March 31,

Name of Entity	2006	2005

Shashi Jiulong Power Steering Co. Limited, “Jiulong”	81.0%	81.0%
Jingzhou Henglong Automotive Parts Co. Limited, “Henglong”	44.5%	44.5%
Shenyang Jinbei Henglong Automotive Steering System Co. Limited, “Shenyang”	70.0%	70.0%
Zhejiang Henglong & Vie Pump-Manu Co. Limited, “Zhejiang”	51.0%	51.0%
Universal Sensor Application, Inc., “USAI”	60.0%	—

Jiulong was established in 1993 and mainly engaged in the production of integral power steering gears for heavy-duty vehicles.

Henglong was established in 1997 and mainly engaged in the production of rack and pinion power steering gears for cars and light duty vehicles.

Shenyang was established in 2002 and focus on power steering parts.  As of December 31, 2003, the Company owned 55% equity interest of Shenyang.  On April 8, 2004, the board of directors approved an increase in Shenyang’s registered capital and total capital from $5,421,687, equivalent of RMB45,000,000, to $8,132,530, equivalent of RMB67,500,000, the Chinese investor was changed from Shenyang Jinbei Automotive Industry Co., Ltd. to Shenyang Jinbei Automotive Company Limited.  The shareholder transfer and capital increase, together with the newly signed Joint-venture Agreement and Articles of Association, have been approved by the applicable PRC authorities.  Accordingly, Shenyang’s registered capital is now $8,132,530, equivalent of RMB67,500,000, including $5,692,771, equivalent of RMB47,250,000, from the Company, constituting 70% of the total registered capital, and $2,439,759, equivalent of RMB20,250,000, from Shenyang Jinbei Automotive Company Limited, constituting 30% of the total registered capital.  The increase in capital of $2,710,843, equivalent of RMB22,500,000, has been injected into Shenyang.

Zhejiang was established in 2002 to focus on power steering pumps.

Jingzhou was formed in February 2003 to produce environmental textiles and raw materials, and was owned 51% by Ji Long and 49% by Cixi City Fulida Synthetic Fibre Co., Ltd.  Effective September 1, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into an equity exchange agreement, the “Exchange Agreement”, with Hubei Wanlong Investment Co., Ltd., “Hubei Wanlong”, controlled by Mr. Hanlin Chen, the Company’s Chairman.  Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of Hubei Wanlong’s equity interest in Henglong based on their respective fair market values as determined by an independent appraisal firm.  The difference between the fair value and the book value resulting from the disposition of the Joint-venture interest in Jingzhou was debited to additional paid-in capital.  With respect to consideration paid by the Company in excess of its Chairman’s basis for his investment, such excess has been charged to additional paid-in capital as a distribution to the Chairman, resulting in the acquired 2.5% equity interests in Henglong being recorded by the Company at the Chairman’s original cost basis.  The Company paid approximately $90,000 to Hubei Wanlong in conjunction with this transaction.

The divested non-core business of Jingzhou has been treated as a discontinued operation under SFAS No. 144.   Jingzhou was divested from the Company’s operations as of August 31, 2004.

On April 12, 2005, one of the subsidiary companies, Great Genesis entered into a Joint-venture agreement with Shanghai Hongxi Investment Inc., “Hongxi”, a company controlled by Mr. Hanlin Chen, the Company’s Chairman, and Sensor System Solution Inc., “Sensor”, to establish a joint venture, Universal Sensor Application Inc., “USAI”, in the Wuhan East Lake development zone.  The registered capital of the Joint-venture is $10 million.  Great Genesis and Hongxi will invest $6 million and $1 million, respectively, including cash and land and building, which will account for 60% and 10% of the total registered capital, respectively.  Sensor invested $3 million in technology, accounting for 30% of the total registered capital.  The registered capital is required to be paid in three installments within one year after signing of the Joint-venture agreement, April 12, 2005.  As of  March 31, 2006, Great Genesis and Sensor have contributed $432,100, equivalent of RMB 3,500,000, and $3,000,000 respectively including cash and technology.  Hongxi has not contributed any capital.  USAI’s main activities in 2005 were to prepare for the technology and manufacturing in production operations and will likely continue to do so in 2006.

Basis of Presentation - For the three months ended March 31, 2006 and 2005, the accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  The subsidiaries include five Sino-foreign Joint-ventures mentioned in Note 1.  Significant inter-company balances and transactions have been eliminated upon consolidation.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Foreign Currencies - The Company maintains its books and records in Renminbi, “RMB”, the currency of the PRC, its functional currency.  Foreign currency transactions in RMB are reflected using the temporal method.  Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date.  Non-monetary items are translated at historical rates.  Income and expenses are translated at the rate in effect on the transaction dates.  Transaction gains and losses, if any, are included in the determination of net income (loss) for the period.

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

Exchange rate used in translating the financial statements of the Company from its functional currency, “Renminbi”, into its reporting currency, “US Dollars”:

Reporting Period	Renminbi	US Dollars

Prior to July 1, 2005	1	0.1205
From July 1, 2005 to December 31, 2005	1	0.1233
From January 1, 2006 to March 31, 2006	1	0.1248

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the three months ended March 31, 2006 and 2005.

The consolidated balance sheet as of December 31, 2005 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company’s management believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and the notes thereto included in the Company’s 2005 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

Income Per Share - Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of warrants.

Actual weighted average shares outstanding used in calculating basic and diluted earnings (loss) per share were:

	Three Months Ended March 31,

	2006	2005

Weighted average shares outstanding	22,680,813	22,574,543
Effect of dilutive securities	23,940	22,499

Diluted shares outstanding	22,704,753	22,597,042

The 156,250 shares underlying warrants issued to Cornell Capital Partners, LP on March 20, 2006 has not been included in the computation of diluted earnings (loss) per share because such inclusion would have had an anti-dilutive effect:

	Three Months Ended March 31,

	2006	2005

Anti-dilutive securities	67,104	—

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

On March 20, 2006, the Company raised a gross amount of $5,000,000 in a private placement (PIPE) to Cornell Capital Partners, LP, “Investor” by issuing 625,000 shares of common stock.  As part of the financing cost, the Company issued a warrant to purchase 86,806 shares of common stock, exercisable for three years at an exercise price of $14.40 per share, and a warrant to purchase 69,444 shares of common stock, exercisable for three years at an exercise price of $18.00 per share, to Cornell Capital Partners, LP.

On March 20, 2006, the Company issued 37,863 shares of common stock to Cornell Capital Partners, LP and a placement agent, collectively as a commitment fee and a placement agent fee in connection with the establishment of a $ 15,000,000 equity line of credit under a Standby Equity Distribution Agreement with Cornell Capital Partners, LP.

The Company also paid Cornell Capital Partners, LP’s affiliate a structuring fee of $17,500 in cash and paid Cornell Capital Partners, LP a due diligence fee of $10,000 in cash.

While the Company has an existing agreement to pay its other placement agents, Sterns, Agree & Leach, Inc. and Trenwith Securities, LLC, $250,000 (the “Commissions”) and to issue them warrants to purchase 31,250 shares of common stock (the “Warrants”), the Company intends to seek to renegotiate to reduce the Commissions and Warrants. The Warrants would have a strike price equal to 120% of the Company’s common stock’s price on March 20, 2006 and a term of three years.

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation”, which establishes a fair value method of accounting for stock-based compensation plans.

In accordance with SFAS No. 123R, the cost of stock options and warrants issued to non-employees is measured at the grant date based on the fair value of the award.  The fair value of the stock-based award is determined using the Black-Scholes option pricing model.  The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

We has adopted SFAS No. 123R to calculate cost of stock-based compensation for certain employees beginning the first quarter of 2006, including stock options, restricted stock, award based on performance, stock appreciation rights and stock purchase program for employees.

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

For the three months ended March 31, 2006 and 2005, the Company’s only component of other comprehensive income is foreign currency translation gain of $601,399 and $0.  These amounts have been recorded as a separate component of stockholders’ equity.

Reclassifications -- Certain comparative amounts have been reclassified to conform to the current year’s presentation. (See Note 15)

2. CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

The Company is subject to the realities and risks of operating in the PRC.  These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC.

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

The Company’s operating assets and primary sources of income and cash flows are the interests of its subsidiaries in Sino-foreign Joint-ventures in the PRC.  The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets.  The PRC government has been pursuing economic reforms since it first adopted its “open-door” policy in 1978.  There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in the PRC.  There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

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

On July 21, 2005, the People’s Bank of China changed exchange rate system from its previous fixed exchange rate announced on January 1, 1994 to a unitary and well-managed floating exchange rate based on market supply and demand.  No representation is made that the RMB amounts could be freely converted into other foreign currencies.   All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.  Approval of foreign currency payments by the People’s Bank of China or other institutions requires submission of a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised in December 2003)”—an amendment of FASB Statements No. 87, 88, and 106 (Issued 12/03).  This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans.  It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.  SFAS 132R is effective for fiscal years beginning after December 15, 2003.  The adoption of SFAS No. 132R did not have a significant effect on the Company’s financial statement presentation or disclosures.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (SFAS 151).  SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost.  The new statement also requires that allocation of fixed production overhead costs to conversion costs should be based on normal capacity of the production facilities.  The provisions in SFAS 151 must be applied prospectively and became effective for the Company beginning January 1, 2006.  We adopted this statement beginning in the first quarter of 2006.

In December 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67” (“SFAS 152”).  This statement amends FASB Statement No. 66 “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”).  SFAS 152 also amends FASB Statement No. 67 “Accounting for Costs and Initial Rental operations of Real Estate Projects” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2.  The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005.  We adopted this statement beginning in the first quarter of 2006.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R).  This statement requires financial statement recognition of compensation cost related to share-based payment transactions.   Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R are effective for the first fiscal year beginning after June 15, 2005.  However, in April 2005, the SEC deferred the effective date of SFAS 123R for SEC registrants to the first interim period beginning after June 15, 2005.   Accordingly, We adopted this statement beginning in the first quarter of 2006.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29” (SFAS 153).  This statement amends Accounting Principles Board Opinion (APB) No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that have no commercial substance.  Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 was effective for nonmonetary transactions in fiscal periods beginning after June 15, 2005.  We adopted this statement beginning in the first quarter of 2006.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN 47).  Under FIN 47, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value.  The provisions of FIN 47 were required to be applied no later than the end of fiscal years ending after December 15, 2005.  We adopted this statement beginning in the first quarter of 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154).  This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005.   We adopted this statement beginning in the first quarter of 2006.

In 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”.  This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in indicated situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose relevant subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  The adoption of SFAS No. 156 did not have a material impact on our Consolidated Financial Statements.

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

4. ACCOUNTS RECEIVABLE

The Company’s accounts receivable at March 31, 2006 (unaudited) and December 31, 2005 are summarized as follows:

	March 31, 2006	December 31, 2005

Accounts receivable	$37,856,851	$31,866,156
Bills receivable	11,685,979	12,570,189

	49,542,830	44,436,345
Less: allowance for doubtful accounts	(3,211,064)	(2,856,025)

	$46,331,766	$41,580,320

Bills receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

5. OTHER RECEIVABLES

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.  At March 31, 2006, other receivables totaled $7,489,408, including $5,813,398 to related parties, net of an allowance for doubtful accounts of $1,415,475.  The allowance for doubtful accounts included $307,884 made to an investee of Jiulong.

At December 31, 2005, other receivables totaled $6,503,629, including $4,356,602 to related parties, net of an allowance for doubtful accounts of $1,040,169.  The allowance for doubtful accounts included $313,550 made to an investee of Jiulong.

In 1997, Jiulong, one of the Company’s Sino-foreign Joint-ventures, made an investment to establish an auto sales company named Jingzhou Jiulong Machinery and Electronic Material Co., Ltd.  Since JL Material was experiencing financial difficulties, the receivable from JL Material was $307,884 for the three months ended March 31, 2006, as compared with $313,550 in 2005, thus requiring a decrease in allowance for doubtful accounts.

With the exception of other receivables from JL Material, the Company believes that all other receivables are collectible, as the related parties are in good financial conditions and are paying their obligations to the Company pursuant to the terms of their respective contracts.

6. INVENTORIES

Inventories at March 31, 2006 (Unaudited) and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005

Raw materials	$4,035,322	$3,025,467
Work-in-process	2,771,527	2,559,626
Finished goods	7,235,713	7,295,082

	14,042,562	12,880,175
Less: provision for loss	(448,233)	(494,342)

	$13,594,329	$12,385,833

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2006 (unaudited) and December 31, 2005 are summarized as follows:

	March 31, 2006	December 31, 2005

Land use rights and buildings	$17,028,002	$16,825,598
Machinery and equipment	31,379,114	30,980,053
Electronic equipment	2,067,083	2,023,457
Motor vehicles	2,119,719	2,179,161
Construction in progress	78,617	73,400

	52,672,535	52,081,669
Less: Accumulated depreciation	(13,584,897)	(12,285,636)

	$39,087,638	$39,796,033

8. INTANGIBLE ASSETS

The activities in the Company’s intangible asset account at March 31, 2006 (unaudited) and December 31, 2005 are summarized as follows:

	March 31, 2006	December 31, 2005

Balance at beginning of year	$3,503,217	$392,552
Add: Additions during the period -
Management software license	61,798	3,147,867
Mapping design software license	37,078	93,827
Foreign currency translation gain	39,362	9,693

	3,641,455	3,643,939
Less: Amortization during the period	(40,128)	(140,722)

Balance at the end of the period	$3,601,327	$3,503,217

As for USAI, one of the Joint-ventures of the Company, its main activities in 2005 were to prepare for the technology and manufacturing in production operations and will likely continue to do so in 2006.  Accordingly, there was no record from intangible assets amortization of USAI in the consolidated balance sheet at March 31, 2006 and December 31, 2005.  The original value of USAI’s intangible assets were $3,000,000, and it is estimated that the USAI’s intangible assets will be amortized over the useful live of 15 years.

9. ACCOUNTS PAYABLE

Accounts payable at March 31, 2006 (unaudited) and December 31, 2005 are summarized as follows:

	March 31, 2006	December 31, 2005

Accounts payable	$19,190,574	$15,615,402
Notes payable	21,933,818	15,760,197

	$41,124,392	$31,375,599

Notes payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits, notes receivable and certain plant and machinery to secure trade financing granted by banks.

10. BANK LOANS

At March 31, 2006, the Company through its Sino-foreign Joint-ventures had outstanding fixed-rate short-term bank loans of $13,732,834.  The weighted average interest rate for the three months ended March 31, 2006 was 5.91% per annum.  Jiulong, one of the Company’s joint ventures, provided Henglong, another of the Company’s Joint-ventures, with loan guarantees covering bank loans of $3,121,099.  Henglong provided Jiulong with loan guarantees covering bank loans of $6,242,197.  The remaining balance of the bank loan of $4,369,538 was mortgaged using some of the plant and equipment of the Company.

At December 31, 2005, the Company through its Sino-foreign Joint-ventures had outstanding fixed-rate short-term bank loans of $14,814,815.  The weighted average interest rate for the year ended December 31, 2005 was 5.92% per annum.  Jiulong, one of the Company’s Joint-ventures, provided Henglong, another of the Company’s Joint-ventures, with loan guarantees covering bank loans of $3,086,420.  Henglong provided Jiulong with loan guarantees covering bank loans of $4,938,272.  The remaining balance of the bank loan of $6,790,123 was mortgaged using some of the plant and equipment of the Company.

11. AMOUNTS DUE TO SHAREHOLDERS/DIRECTORS

The activities in the amounts due to shareholders/directors at March 31, 2006 (unaudited) and December 31, 2005 are summarized as follows:

Balance, December 31, 2004	$589,594
Cash advances from shareholders	177,048

Balance, December 31, 2005	$766,642
Cash repaid to shareholder	(86,018)

Balance, March 31, 2006	$680,624

As of March 31, 2006 and December 31, 2005, the amounts due to shareholders/directors were unsecured, interest-free and repayable on demand.

12. MINORITY INTERESTS

The activities in respect of the amounts of the minority interests’ equity at March 31, 2006 (unaudited) and December 31, 2005 are summarized as follows:

Balance, December 31, 2004	$17,571,838
Add: contribution by minority shareholders	3,066,000
Minority interests’ income	2,680,318
Additional interest to the minority interest holders in connection with disposal of property, plant and equipment	93,168
Less: dividends declared to the minority stockholders’ equity of Joint-venture companies	(1,660,281)

Balance, December 31, 2005	$21,751,043
Add: contribution by minority shareholders	921,785
Minority interests’ income	990,779
Less: dividends declared to the minority stockholders’ equity of Joint-venture companies	(300,367)

Balance, March 31, 2006	$23,363,240

On February 25, 2006, Jiulong, one of the Joint-ventures of the Company, held a meeting of the board and approved an increase in its capital stock of $1,897,628 , equivalent of RMB15,200,000, of which the Company subscribed $1,537,079, equivalent of RMB12,312,000, and the capital stock of $360,549, equivalent of RMB2,888,000, subscribed by the minority shareholder was deducted from dividends payable.

On February 25, 2006, Henglong, one of the Joint-ventures of the Company, held a meeting of the board and approved an increase in its capital stock of $1,011,236, equivalent of RMB8,100,000, of which the Company subscribed $450,000, equivalent of RMB3,604,500, and the capital stock of $561,236, equivalent of RMB4,495,500, subscribed by the minority shareholder was deducted from dividends payable.

On February 20, 2006, Shengyang, one of the Joint-ventures of the Company, held a meeting of the board and approved distribution of dividends of $1,001,223, equivalent of RMB 8, 019,803, of which $700,856, equivalent of RMB4, 900,599, was distributed to the Company and $300,367, equivalent of RMB3, 119,204, was distributed to the minority shareholder.

13. STOCKHOLDERS’ EQUITY

The activities in respect of the amounts of the stockholders interests’ equity at March 31, 2006 (unaudited) and December 31, 2005 are summarized as follows:

	Common Stock		Preferred Stock		Addtional Paid-in Capital

	Shares	Par Value	Shares	Par Value

Balance, December 31, 2004	22,574,543	$2,257	—	$—	$18,003,168
Foreign currency translation gain	—	—	—	—	—
Deemed distribution to shareholders	—	—	—	—	74,704
Issuance of options for independent directors	—	—	—	—	68,850
Net income for the year ended December, 31, 2005	—	—	—	—	—
Appropriation of retained earnings	—	—	—	—	—

Balance, December 31, 2005	22,574,543	$2,257	—	$—	$18,146,721
Issuance of common stock	625,000	62	—	—	4,939,938
Issuance of common shares related to financing services	37,863	4	—	—	(4)
Services fee related to payable from financing	—	—	—	—	(300,000)
Foreign currency translation gain	—	—	—	—	—
Net income for the period ended March, 31, 2006	—	—	—	—	—

Balance, March, 31, 2006	$23,237,406	$2,323	—	$—	$22,786,655

	Retained Earnings		Accumulated Other Comprehensive Income (Loss)

	Appropriated	Unappropriated		Total

Balance, December 31, 2004	$4,396,339	$9,733,626	$3,060	$32,138,450
Foreign currency translation gain	—	—	1,329,624	1, 329,624
Deemed distribution to shareholders	—	—	—	74,704
Issuance of options for independent directors	—	—	—	68,850
Net income for the year ended December, 31, 2005	—	3,315,478	—	3,315,478
Appropriation of retained earnings	526,923	(526,923)	—	—

Balance, December 31, 2005	$4,923,262	$12,522,180	$1,332,684	$36,927,105
Sale of common stock	—	—	—	4,940,000
Issuance of common shares related to financing services	—	—	—	—
Services fee related to payable from financing	—	—	—	(300,000)
Foreign currency translation gain	—	—	601,399	601,399
Net income for the period ended March, 31, 2006	—	1,094,398	—	1,094,398

Balance, March, 31, 2006	$4,923,262	$13,616,579	$1,934,083	$43,262,902

14. INCOME TAXES

The Company’s Sino-foreign Joint-ventures are subject to PRC state and local income taxes at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign invested enterprises.  In accordance with the Income Tax Law of the PRC for Enterprises with Foreign Investments and Foreign Enterprises, enterprises with foreign investments and foreign enterprises meeting certain criteria are entitled to full exemption from income tax for the first two years and a 50% reduction for the next three years, commencing from the first profit-making year after offsetting all tax losses carried forward from the previous five years.

Two of the Company’s Sino-foreign Joint-ventures, Henglong and Jiulong, were subject to a tax rate of 15% during 2005 and 2006.  Shenyang was entitled to and was certified for a two-year tax holiday commencing in 2003, the first profit-making year.  Therefore, Shenyang was income tax exempted in 2004 and is subject to a tax rate of 7.5% in 2005 and 2006.  The tax rate for Zhejiang has not yet been approved by tax authorities, but in accordance with the relevant income tax laws as mentioned above, Zhejiang is also entitled to two-year tax exemption in 2004 and 2005, and is subject to a tax rate of 16.5% in 2006.  USAI did not have any operating income in 2006.

No provision for Hong Kong profits tax has been made as Ji Long and Great Genesis are investment holding companies and did not have any assessable profits in Hong Kong during three months ended March 31, 2006 and 2005.

15. RECLASSIFICATIONS

Reclassifications -- Certain comparative amounts have been reclassified to conform to the current year’s presentation.

Items	Original Classification	Present Classification

General and administrative expenses	$2,562,151	$1,770,285
R&D expenses	—	357,709
Depreciation and amortization	180,664	614,821

16. SIGNIFICANT CONCENTRATIONS

The Company grants credit to its customers, generally on an open account basis.  The Company’s customers are all located in the PRC.

During the three months ended March 31, 2006, the Company’s ten largest customers accounted for 64.2% of the Company’s consolidated net sales, with each of four customers individually accounting for more than 10% of consolidated net sales, i.e. 13.8%, 13.0%, 11.9% and 11.2% individually, or an aggregate of 49.9%.  At March 31, 2006, approximately 36.2% of accounts receivable were from trade transactions with the aforementioned four customers.

During the three months ended March 31, 2005, the Company’s ten largest customers accounted for 73.5% of the Company’s consolidated net sales, with each of three customers individually accounting for more than 10% of consolidated net sales, i.e. 16.1%, 14.7% and 14.4% individually, or an aggregate of 45.2%.  At March 31, 2005, approximately 32.5% of accounts receivable were from trade transactions with the aforementioned three customers.

17. RELATED PARTY TRANSACTIONS

During early 2004, the Company started to construct seven buildings dedicated to research and administrative for its operations in Wuhan.  In December 2005, the Company disposed two of the seven buildings to WuHan Geological University Information S&T Development Co., Ltd., “WuHan Information”, a Chinese company controlled by Mr. Hanlin Chen, the Chairman of the Company, at fair market value of $2,636,444, which was determined by an independent appraisal firm and as of March 31, 2006 has not been repaid.  This amount is secured by a mortgage and bears interest at a conventional bank rate.

During the three months ended March 31, 2006 and 2005, the Joint-ventures entered into related party transactions with companies with common directors as shown below:

	Three Months Ended March 31

	2006	2005

Sales
-Received	$—	$—
-Receivable	583,539	454,925

	Three Months Ended March 31

	2006	2005

Purchases
-Paid	$186,564	$14,518
-Payable	655,995	391,238

These transactions were consummated under similar terms as those with the Company’s customers and suppliers.

18. OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2006 and 2005, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

19. COMMITMENTS AND CONTINGENCIES:

The Company has the following material contractual obligations and capital expenditure commitments:

Date	Parties involved	Description of Commitments and Contingencies

October 30, 2001	Henglong & Bishop Steering Technology Limited, “Bishop”, an Australian company

Ten year license agreement for the design of power steering systems.  Henglong is obligated to pay Bishop technical assistance fee of approximately $200,000 per year during the first two years and $110,000 per year during the remaining eight years of the agreement.

July 21, 2003	Henglong & Namyang Industrial Co. Ltd., “Namyang”, a Korean manufacturer of steering assemblies for automobiles

Five year license and technical assistance agreement.Henglong paid Namyang an initial payment of $100,000 and is further obligated to pay a royalty of 3% of the sales price of products sold, which includes the licensed columns and universal joint technology.

March to December, 2004	Henglong & some equipment manufacturers

Entered into some equipment contracts with total value approximately $4,719,967.  Henglong paid $1,743,201 and $2,606,332 during 2004 and 2005.  The Company paid $112,060 as of three months ended March 31, 2006 and $258,374 remains outstanding.  The Company will pay $164,747 and $93,627 for the nine months ended December 31, 2006 and in 2007, respectively.

March to December 2004	Jiulong & some equipment manufacturers

Entered into some equipment contracts with total value of approximately $2,752,479.  Jiulong paid $1,021,021 and $1,117,318 during 2004 and 2005.  The Company paid $16,663 as of three months ended March 31, 2006 and $597,478 remains outstanding.  The Company will pay $330,920 and $266,558 for the nine months ended December 31, 2006 and in 2007, respectively.

April to December, 2005	Henglong & some equipment manufacturers

Have entered into some equipment contracts with total value approximately $1,163,650.  Henglong paid $1,039,442 and $7,388 in 2005 and as of three months ended March 31, 2006, respectively, and $167,420 remains outstanding.  The Company will pay $161,516 and $5,904 for the nine months ended December 31, 2006 and in 2007, respectively.

April to December, 2005	Jiulong & some equipment manufacturers

Have entered into some equipment contracts with total value approximately $637,108.  Jiulong paid $350,542 and $12,048 in 2005 and as of three months ended March 31, 2006, respectively, and $274,518 remains outstanding.  The Company will pay $247,217 and $27,301 for the nine months ended December 31, 2006 and in 2007, respectively.

April to December, 2005	USAI & some equipment manufacturers

Have entered into some equipment contracts with total value approximately $238,577 in 2005.  USAI paid $141,346 and $45,277 in 2005 and for the three months ended March 31, 2006, respectively, and will pay off the remaining $51,954 during the nine months ended December 31, 2006.

On March 31, 2006, as amended on May 2, 2006, Great Genesis, the wholly-owned subsidiary of the Company, entered into a Joint-venture agreement with Wuhu Chery Technology Co., Ltd., “Chery Technology”, to establish a Joint-venture, Wuhu Henglong Automotive Steering System Co., Ltd in the Wuhu Technological Development Zone.  Chery Technology is a wholly-owned subsidiary of Chery Automobile. The Joint-venture will focus on producing and selling automotive steering system.  The registered capital of the joint venture is $3,745,318, equivalent of RMB30,000,000.  Great Genesis and Chery Technology will invest $2,896,379, equivalent of RMB23,200,000, and $848,939, equivalent of RMB 6,800,000 respectively, which will account for 77.33% and 22.67% of the total registered capital, respectively.  The registered capital is required to be paid within one month after effectiveness of the agreement which was approved by the Chinese government on April 14, 2006.

20.  OPERATING INFORMATION OF THE COMPANY’S SINO-FOREIGN JOINT-VENTURES

The Company has no operations independent of those of Great Genesis and its subsidiaries, and its principal assets are its investments in Great Genesis and its subsidiaries.  The operation results of Company’s Sino-foreign Joint-ventures for the three months ended March 31, 2006 and 2005 were summarized as follows:

	Parent Company		Jiulong

	Three Months Ended March 31

	2006	2005	2006	2005

Proportionate ownership interest at end of year	100.0%	100.0%	81.0%	81.0%
Net sales	—	—	5,620,847	6,463,164
Operating expenses	249,695	153,299	5,134,815	5,478,227

Operating earnings (losses)	(249,695)	(153,299)	486,032	984,937
Other income (expenses), net	685,187	(1,692)	(113,230)	(104,745)

Pretax earnings	435,492	(154,991)	372,802	880,192
Income tax	—	—	(179,173)	163,627

Income (expenses) before minority interest	435,492	(154,991)	551,975	716,565
Minority interest income (expenses)	—	—	102,031	98,853

Net earnings (expenses)	435,492	(154,991)	449,944	617,712

	Henglong		Shenyang

	Three Months Ended March 31

	2006	2005	2006	2005

Proportionate ownership interest at end of year	44.5%	44.5%	70.0%	70.0%
Net sales	11,514,385	7,355,113	3,539,541	2,537,098
Operating expenses	9,824,375	7,075,342	3,282,453	2,057,917

Operating earnings (losses)	1,690,010	279,771	257,088	479,181
Other income (expenses), net	(133,099)	(156,940)	10,306	6,159

Pretax earnings	1,556,911	122,831	267,394	485,340
Income tax	278,295	50,965	39,903	36,370

Income (expenses) before minority interest	1,278,616	71,866	227,491	448,970
Minority interest income (expenses)	755,821	30,390	68,247	134,691

Net earnings (expenses)	522,795	41,476	159,244	314,279

	Zhejiang		USAI

	Three Months Ended March 31

	2006	2005	2006	2005

Proportionate ownership interest at end of year	51.0%	51.0%	60.0%	0%
Net sales	2,027,689	786,995	463	—
Operating expenses	1,754,425	838,413	98,707	—

Operating earnings (losses)	273,264	(51,418)	(98,244)	—
Other income (expenses), net	510	(696)	137	—

Pretax earnings	273,774	(52,114)	(98,107)	—
Income tax	61,686	—	—	—

Income (expenses) before minority interest	212,088	(52,114)	(98,107)	—
Minority interest income (expenses)	103,923	(25,535)	(39,243)	—

Net earnings (expenses)	108,165	(26,579)	(58,864)	—

	Elimination		Total

	Three Months Ended March 31

	2006	2005	2006	2005

Proportionate ownership interest at end of year
Net sales	1,738,473	3,165,920	20,964,452	13,976,450
Operating expenses	1,916,952	3,240,206	18,427,518	12,362,992

Operating earnings (losses)	(178,479)	(74,286)	2,536,934	1,613,458
Other income (expenses), net	700,857	—	(251,046)	(257,914)

Pretax earnings	522,378	(74,286)	2,285,888	1,355,544
Income tax	—	—	200,711	250,962

Income (expenses) before
minority interest	522,378	(74,286)	2,085,177	1,104,582
Minority interest income (expenses)	—	—	990,779	238,399

Net earnings (expenses)	522,378	(74,286)	1,094,398	866,183

21.  SUBSEQUENT EVENTS

None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.  Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof.  The Company undertakes no obligation to update these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.  Please see the discussion on risk factors in Item 1A of Part II of this quarterly report on Form 10-Q.

GENERAL OVERVIEW:

Organization - Effective March 5, 2003, Visions-In-Glass, Inc., a United States company incorporated in the State of Delaware, “Visions”, entered into a Share Exchange Agreement to acquire 100% of the shareholder interest in Great Genesis Holding Limited, a company incorporated on January 3, 2003 under the Companies Ordinance in Hong Kong as a limited liability company, “Great Genesis”, as a result of which Great Genesis became a wholly-owned subsidiary of Visions.  At the closing, the old directors and officers of Visions resigned, and new directors and officers were appointed.  Visions subsequently changed its name to China Automotive Systems, Inc.

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign Joint-ventures described below, is referred to herein as the “Company”.  The Company, through its Sino-foreign Joint-ventures described below, is engaged in the manufacture and sale of automotive systems and components in the People’s Republic of China, the “PRC” or “China”, as described below.

Ji Long Enterprise Investment Limited was incorporated on October 8, 1992 under the Companies Ordinance in Hong Kong as a limited liability company, “Ji Long”.  Ji Long is an investment holding company.  Effective March 4, 2003, all of the shareholders of Ji Long exchanged their 100% shareholder interest for a 100% shareholder interest in Great Genesis, as a result of which Ji Long became a wholly-owned subsidiary of Great Genesis.

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

As of March 31, 2006 and 2005, Great Genesis owns the following aggregate net interests in five Sino-foreign Joint-ventures organized in the PRC:

Jingzhou Henglong Fulida Textile Co., Ltd. discussed below was sold in August 2004, hereinafter referred to as “Jingzhou”.

	Percentage Interest

	Three Months Ended March 31,

Name of Entity	2006	2005

Shashi Jiulong Power Steering Co. Limited (“Jiulong”)	81.0%	81.0%
Jingzhou Henglong Automotive Parts Co. Limited (“Henglong”)	44.5%	44.5%
Shenyang Jinbei Henglong Automotive Steering System Co. Limited (“Shenyang”)	70.0%	70.0%
Zhejiang Henglong & Vie Pump-Manu Co. Limited (“Zhejiang”)	51.0%	51.0%
Universal Sensor Application, Inc. (“USAI”)	60.0%	—

Jiulong was established in 1993 and mainly engaged in the production of integral power steering gears for heavy-duty vehicles.

Henglong was established in 1997 and mainly engaged in the production of rack and pinion power steering gears for cars, light duty vehicles.

Shenyang was established in 2002 and focus on power steering parts.  As of December 31, 2003, the Company owned 55% equity interest of Shenyang.  On April 8, 2004, the board of directors approved an increase in Shenyang’s registered capital and total capital from $5,421,687, equivalent of RMB45,000,000, to $8,132,530, equivalent of RMB67,500,000, the Chinese investor was changed from Shenyang Jinbei Automotive Industry Co., Ltd. to Shenyang Jinbei Automotive Company Limited.  The shareholder transfer and capital increase, together with the newly signed Joint-venture Agreement and Articles of Association, have been approved by the applicable PRC authorities.  Accordingly, Shenyang’s registered capital is now $8,132,530, equivalent of RMB67,500,000, including $5,692,771, equivalent of RMB47,250,000, from the Company, constituting 70% of the total registered capital, and $2,439,759, equivalent of RMB20,250,000, from Shenyang Jinbei Automotive Company Limited, constituting 30% of the total registered capital.  The increase in capital of $2,710,843, equivalent of RMB22,500,000, has been injected into Shenyang.

Zhejiang was established in 2002 to focus on power steering pumps.

Jingzhou was formed in February 2003 to produce environmental textiles and raw materials, and was owned 51% by Ji Long and 49% by Cixi City Fulida Synthetic Fibre Co., Ltd.  Effective September 1, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into an equity exchange agreement, the “Exchange Agreement”, with Hubei Wanlong Investment Co., Ltd. “Hubei Wanlong”, controlled by Mr. Hanlin Chen, the Company’s Chairman.  Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by Ji Long was exchanged for 2.5% of Hubei Wanlong’s equity interest in Henglong based on their respective fair market values as determined by an independent appraisal firm.  The difference between the fair value and the book value resulting from the disposition of the Joint-venture interest in Jingzhou was debited to additional paid-in capital.  With respect to consideration paid by the Company in excess of its Chairman’s basis for his investment, such excess has been charged to additional paid-in capital as a distribution to the Chairman, resulting in the acquired 2.5% equity interests in Henglong being recorded by the Company at the Chairman’s original cost basis.  The Company paid approximately $90,000 to Hubei Wanlong in conjunction with this transaction.

The divested non-core business of Jingzhou has been treated as a discontinued operation under SFAS No. 144.   Jingzhou was divested from the Company’s operations as of August 31, 2004.

On April 12, 2005, one of the subsidiary companies, Great Genesis entered into a Joint-venture agreement with Shanghai Hongxi Investment Inc., “Hongxi”, a company controlled by Mr. Hanlin Chen, the Company’s Chairman, and Sensor System Solution Inc., “Sensor”, to establish a Joint-venture, Universal Sensor Application Inc., “USAI”, in the Wuhan East Lake development zone.  The registered capital of the Joint-venture is $10 million.  Great Genesis and Hongxi will invest $6 million and $1 million, respectively, including cash and land and building, which will account for 60% and 10% of the total registered capital, respectively.  Sensor invested $3 million in technology, accounting for 30% of the total registered capital.  The registered capital is required to be paid in three installments within one year after signing of the Joint-venture agreement, April 12, 2005.  As of March 31, 2006, Great Genesis and Sensor have contributed $432,100, equivalent of RMB 3,500,000 and $3,000,000 respectively including cash and technology.  Hongxi has not contributed any capital.  USAI’s main activities in 2005 were to prepare for the technology and manufacturing in production operations and will likely continue to do so in 2006.

CRITICAL ACCOUNTING POLICIES

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

MINORITY INTERESTS:

Minority interests refer to the percentage of the owner’s equity of a subsidiary owned by those investors other than the parent company.  Minority interests in the condensed consolidated financial statements means the percentage of the Company’s net assets owned by shareholders of the Company’s Sino-foreign Joint-ventures other than the Company, according to their respective investment ratios.

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

RESULTS OF OPERATIONS——THREE MONTHS ENDED MARCH 31, 2006 AND 2005:

NET SALES:

Net sales were $20,964,452 for the three months ended March 31, 2006, as compared to $13,976,450 for the three months ended March 31, 2005, an increase of $6,988,002 or 50.0%.  The increase in net sales in 2006 as compared to 2005 was a result of the following factors:

     (1)     Primarily, the increase in sales was due to an increase in sales of passenger vehicles.  As of March 31, 2006, the unfavorable conditions of declined prices and sales downturn for passenger vehicles that commenced in 2004 have been reversed.  The Company has adjusted its marketing strategies accordingly and concentrated on manufacturing and selling steering gears for passenger vehicles and steering pumps, which led to sales from steering gears and pumps for the three months ended March 31, 2006 increasing 191.8% and 228.9% over the same period of 2005, respectively.

     (2)     In the first quarter of 2006, sales of steering gear and accessories for commercial vehicles decreased by 38.3% as compared to the same period of 2005, as a result of the adjustment of the real estate and coal markets by the Chinese Government, which resulted in a significant slowdown in growth in demand for commercial vehicles.  Accordingly, the Company as a supplier of steering gears for commercial vehicles was also affected.

GROSS PROFIT

For the three months ended March 31, 2006, the gross profit was $6,945,197, as compared to $5,030,341 for the three months ended March 31, 2005, an increase of $1,914,856 or 38.1%.  The increase in sales contributed to an increase of $2,508,395 in gross profit, a decrease in unit cost resulted in an increase of $304,039 in gross profit, which was partially offset by a decrease in selling prices which resulted in a decrease of $897,578 in gross profit.

Gross margin was 33.1% for the three months ended March 31, 2006, a decrease of 2.9% from 36.0% for the same period of 2005.  The decrease reflects a decrease in selling prices which was partially offset by a cost decrease during the first quarter of 2006.  The decrease in gross profit was consistent with the Company’s anticipation that the sales price of automotive parts would fall approximately by 8%-10% during 2006.  The Company plans to take the following measures in the remaining nine months of 2006 to reduce costs and to meet its yearly gross margin target of not less than 30%:

     (1)     Reduce labor costs.  The Company has purchased certain advanced production equipment, which optimizes manufacturing cycles, and further improves productivity capacity and efficiency.  The Company estimates that its labor costs will be reduced by 3% as compared to 2005 as a result of the advantage of its optimized manufacturing cycles and reduced standard labor hours.

     (2)     Reduce the cost of raw materials.  In 2006, the Company plans to continue to control the costs of raw materials by two means:  Firstly, volume purchases of major raw materials will be made through a bidding process, and for purchases of other smaller quantities of non major materials, “target prices” will be set to guide such purchases.  Secondly, technical personnel have been encouraged to reevaluate the product structure and production techniques so as to optimize product design, reduce the weight of parts and wastage in the production process, and thus reduce the cost of raw materials.  The Company estimates that its material cost will be reduced by 2% as a result of these measures.

     (3)     Reduce manufacturing expenses.  In 2006, the Company will reexamine the standard material consumption rates, and regulate the program of approval and usage for supplementary materials, such as oil, cutting tools, dies and other supplies.  It is estimated that its manufacturing expenses would be reduced by 1% through these measures.

SELLING EXPENSES:

Selling expenses were $909,852 for the three months ended March 31, 2006, as compared to $674,068 for the same period of 2005, an increase of 235,784 or 35.0%.  The increased selling expenses in the first quarter of 2006 were mainly due to the following factors:

     (1)     Increased after-sales expenses. The Company recorded $331,874 of after-sales expenses for the three months ended March 31, 2006, as compared to $111,123 for the same period of 2005, an increase of $220,752 or 198.7%. Mainly due to all automobile manufacturers introduced a policy requiring automotive parts suppliers to pay a “3-R Guarantees “service charge for repair, replacement and refund of supplied automotive parts in an amount equal to one percent of the total amount of parts supplied during 2006 and 2005  The substantial increase in after-sales service expenses require the Company’s management to strengthen its control both on manufacturing cost as well as after-sales service cost.

     (2)     Increased transportation expenses. The Company recorded $293,177 of transportation expenses for the three months ended March 31, 2006, as compared to $179,066 for the same period of 2005, an increase of $114,111 or 63.7%, as a result of increased sales.

     (3)     Decreased provision for market development:  At the beginning of 2005, the Company began to strengthen its market development and instituted a policy on the establishment of a fund for market development expenditures.    The Company recorded $198,000 of provision for market development expenses during the three months ended March 31, 2005, and during the three months ended March 31, 2006, the Company recorded $90,000 of provision for market development expenses based on its past experiences.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,620,174 for the three months ended March 31, 2006, as compared to $1,770,285 for the same period of 2005, an increase of $849,889 or 48.0%.

Material expense items that had increased on a comparable basis were salaries and wages, provision for doubtful accounts and warranty.  Material expense items that had decreased on a comparable basis were supplies, labor insurance. They are explained as follows:

     (1)     Salaries and wages was $612,287 in the first quarter of 2006, as compared to $273,113 for the same period of 2005, an increase of $339,174 or 124.2%.  Mainly due to increased production in 2006, which led to increased workload for management.

     (2)     Provision for doubtful accounts was $684,517 in the first quarter of 2006, as compared to $117,737 for the same period of 2005, an increase of $566,780 or 481.4%.  Our accounts receivable increased during the three months ended March 31, 2006 as a result of increased sales volume.  Management believes that the Company shall record a higher provision for doubtful accounts to cover estimated credit losses.

     (3)     Warranty provision was $582,636 in the first quarter of 2006 as compared to $125,788 for the same period of 2005, an increase of $456,848 or 363.2%.  Managements believe that the Company should record more reserve for warranty expense to provide for risk of product claims as we gain more market share.  As compared to 0.9% for the same period of 2005, the Company increased the rate of warranty provision to 2.78% of the net sales in the first quarter of 2006.

     (4)     Supplies expense was $71,458 in the first quarter of 2006, as compared to $206,486 for the same period of 2005, a decrease of $135,028 or 65.4%.  The decrease is due to the Company having executed a more economical and effective materials consumption standard for Administrative Department during early 2006. These measures have achieved good results.

     (5)     Labor insurance was $50,709 in the first quarter of 2006, as compared to $311,160 for the same period of 2005, a decrease of $260,451 or 83.7%.  The decrease in labor insurance expenses was due to Henglong and Jiulong, two of the Company’s subsidiaries changing their calculation base for endowment insurance expenses set by the local Government policy, which was 20% of the minimum salary ratified by the authority in the first quarter of 2006.  In 2005 the endowment insurance expenses were recorded as 20% of the salary actually paid.

DEPRECIATION AND AMORTIZATION EXPENSE.

For the three months ended March 31, 2006, the depreciation and amortization expenses excluding those recorded in cost of sales were $688,490, as compared to $614,821 for the three months ended March 31, 2005, an increase of $73,669 or 12%, as a result of USAI, one of the Joint-ventures of the Company, amortizing organization expenses of $52,166 for the three months ended March 31, 2006, while there being no such expenses for the same period of 2005.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $189,747 for the three months ended March 31, 2006, as compared to $357,709 for the three months ended March 31, 2005, a decrease of $167,962 or 47.0%, as a result of the Company’s R&D department focusing on applications of prior purchased versus organic technologies.

INCOME FROM OPERATIONS

Income from operations was $2,536,934 for the three months ended March 31, 2006, as compared to $1,613,458 for the three months ended March 31, 2005, an increase of $923,476 or 57.2%, as a result of an increase of $1,914,856 or 38.1% in gross profit and an increase of $991,380 or 29.0% in operating expenses.

OTHER NON-OPERATING INCOME

Other non-operating income was $83,340 for the three months ended March 31, 2006, as compared to $25,319 for the three months ended March 31, 2005, an increase of $58,021 or 229.2%, as a result of increased sales of materials in the first quarter of 2006.

FINANCIAL EXPENSES

Financial expenses were $334,386 for the three months ended March 31, 2006, as compared to $283,233 for the three months ended March 31, 2005, an increase of $51,153 or 18.1%, primarily result of an increase in weighted average interest rates from 5.24% for the three months ended March 31, 2005 to 5.91% for the three months ended March 31, 2006.

INCOME BEFORE INCOME TAXES

Income before income taxes was $2,285,888 for the three months ended March 31, 2006, as compared to $1,355,544 for the three months ended March 31,2005, an increase of $930,344 or 68.6%, as a result of an increase in income from operations of $923,476 or 57.2%, an increase in other non-operating income of $58,021 or 229.2%, and an increase in financial expenses of $51,153 or 18.1%.

INCOME TAXES

Income taxes expense was $200,711 for the three months ended March 31, 2006, as compared to $250,962 for the three months ended March 31, 2005, a decrease of $50,251 or 20.0%, as a result of Henglong and Jiulong, two of the Company’s Sino-foreign Joint-ventures, having received an income tax benefit of $365,793 in the first quarter of 2006 for the purchase of domestic equipment, while there being no such item for the same period of 2005.

INCOME BEFORE MINORITY INTERESTS

Income before minority interests was $2,085,177 for the three months ended March 31, 2006, as compared to $1,104,582 for the three months ended March 31, 2005, an increase of $980,595 or 88.8%, as a result of an increase in income before income taxes of $930,344 or 68.6%, and a decrease in income taxes of $50,251 or 20.0%.

MINORITY INTERESTS

Minority interests in the earnings of the Sino-foreign Joint-ventures amount to $990,779 for the three months ended March 31, 2006, as compared to $238,399 for the three months ended March 31, 2005, an increase of $752,380 or 315.6%.

Minority shareholders own varying equity interests in five Sino-foreign Joint-ventures through which it conducts its operations, all of which were consolidated in 2006 and 2005.  Since minority shareholders do not own the same equity interest in each Sino-foreign Joint-venture, the minority interests in them for different periods presented as disclosed in Note 20 can be significantly affected by the performance mix of the individual Joint-ventures.  The increase of minority interests in the earnings of the Sino-foreign Joint-ventures in 2006 as compared to 2005 is primarily due to an increase in net income from Henglong.  The minority shareholders own 55.5% of Henglong’s equity for the three months ended March 31, 2006.

NET INCOME

Net income was $1,094,398 for the three months ended March 31, 2006, as compared to a net income of $866,183 for the three months ended March 31, 2005, an increase of $228,215 or 26.3%, as a result of an increase in income before minority interests of $980,595 or 88.8%, and an increase in minority interests of 752,380 or 315.6%.

LIQUIDITY AND CAPITAL RESOURCES:
The Company has relied primarily on cash flow from operations and bank loans for its capital requirements for the three months ended March 31, 2006.

OPERATIONS

The Company’s operations provided cash of $7,709,682 for the three months ended March 31, 2006, as compared to cash of $898,639 for the three months ended March 31, 2005, an increase of $6,811,043, which is primarily the result of the following:

     (1)     Net cash from continued operations increased during the period as a result of increased cash flow provided by product sales and service:  For the three months ended March 31, 2006, cash flow provided by product sales and service was $4,225,218, as compared to $2,256,384 for the same period of 2005, an increase of $1,968,834 as a result of increased sales in 2006.

     (2)     Net cash provided by operating activities decreased during the period as a result of increased net cash used in operating assets:  For the three months ended March 31, 2006, net cash used in operating assets was $8,781,067, as compared to $447,219 for the same period of 2005, a decrease of $8,333,848, mainly due to increased operating assets along with the increased sales.

     (3)     Net cash from continued operations increased during the period as a result of extending due date for payment in operating liabilities:  The operating liabilities were $12,265,531 for the three months ended March 31, 2006, as compared to a decrease of $910,526 for the same period of 2005, an increase in net cash of $13,176,057, mainly due to the suppliers having extended the due date for payment contingent on increased purchase volume and acceptable credit rating of the Company.

As of March 31, 2006, cash and cash equivalents were $22,140,596, and working capital was $16,675,309.  As of December 31, 2005, cash and cash equivalents were $12,374,944, and working capital were $9,102,809, reflecting a current ratio of 1.23:1 and 1.15:1 at March 31, 2006 and December 31, 2005, respectively.

The Company intends to finance its operating costs and expenses for the remaining period of 2006 and next year in the following ways:

     (1)     The Company has working capital of $16,675,309  for the three months ended March 31, 2006 and cash flow provided from continued operations activities in the remaining months of 2006.

     (2)     Equity Line of Credit Financing:  On March 20, 2006, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP entitling us to, from time to time, sell common stock at a slight discount to market price for a total purchase price of up to $15 million.  Under the agreement, Cornell Capital Partners, LP has committed to provide funding to be drawn down over a 24-month period at our discretion, following a registration which was declared effective on April 28, 2006..

     (3)     Loans by banks: Throughout 2006, the Company had a 364-day revolving credit line in the amount of $33,707,865 with Chinese banks, including $12,484,395, equivalent of RMB100, 000,000, from Bank of China, $8,739,076, equivalent of RMB70, 000,000, from China Construction Bank, $2,496,879, equivalent of RMB20, 000,000, from CITIC Industrial Bank,$3,745,318, equivalent of RMB30,000,000, from Shanghai Pudong Development Bank and $6,242,197, equivalent of RMB50,000,000, from Jingzhou Commercial Bank, respectively.

INVESTING

During the three months ended March 31, 2006, the Company expended net cash of $2,192,586 in investment activities, as compared to $770,761 for the same period of 2005, an increase of $1,421,825as a result of following factors:

     (1)     Net cash used in investment activities increased during the period as a result of increased net disbursement in other receivables:  The Company expended net cash of $1,401,564 in other receivables for the three months ended March 31, 2006, as compared to $142,253 for the three months ended March 31, 2005, an increase of $1,259,311, mainly due to the account receivable of related parties being $1,846,889 for the three months ended March 31, 2006, as compared to the $217,633 for the same period of 2005, an increase of $1,629,256.  These accounts receivable were carrying interest and repayable on demand

     (2)     Net cash used in investment activities increased during the period as a result of increased net disbursement in purchasing property and equipment:  The Company expended net cash of $652,784 for purchasing property and equipment for the three months ended March 31, 2006, as compared to $552,890 for the three months ended March 31, 2005, an increase of $99,894, primarily due to the Renminbi rise against the US dollars.

     (3)     Net cash used in investment activities increased during the period as a result of increased net disbursement in purchasing intangible assets:  The Company expended net cash of $138,238 for purchasing intangible assets for the three months ended March 31, 2006, as compared to $75,618 for the three months ended March 31, 2005, an increase of $62,620, primarily due to the Renminbi rise against the US dollars.

FINANCING

During the three months ended March 31, 2006, the Company expended net cash of $3,647,157 in financing activities, as compared to $1,679,922 for the three months ended March 31, 2005, an increase of $1,967,235 as a result of following factors:

     (1)     Net cash provided in financing activities decreased during the period as a result of decreased net proceeds from the bank loans:  The Company has decreased the net proceeds from the bank loans of $1,081,981 for the three months ended March 31, 2006, as compared to having an increase of $2,409,638 for the same period of 2005, a decrease of $3,491,619, mainly due to net cash provided by operating activities having increased, which led to decreased demand on bank loans.

     (2)     Net cash provided in financing activities increased during the period as a result of decreased dividends paid to the minority interest holders of Joint-ventures:  The company expended $124,844 of dividends to the minority interest holders of Joint-ventures for the three months ended March 31, 2006, as compared to $787,321 for the same period of 2005, a decrease of $662,477, mainly due to extending the due date for payment.

     (3)     Net cash provided in financing activities decreased during the period as a result of decreased amounts due to shareholders/directors:  The Company expended $86,018 of advances from shareholders/directors for the three months ended March 31, 2006, as compared to $57,605 of advances from shareholders/directors for the same period of 2005, a decrease of $143,623, mainly due to the Company repaid shareholders/ directors part of their advances at their request for the three months ended March 31, 2006.

     (4)     Net cash provided in financing activities increased during the period as a result of increased financing from investors:  The Company received net cash of $4,940,000 from financing activities for the three months ended March 31, 2006, while there was no such financing for the same period of 2005.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2006 and 2005, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

The Company has the following material contractual obligations and capital expenditure commitments:

Date	Parties involved	Description of Commitments and Contingencies

October 30, 2001	Henglong & Bishop Steering Technology Limited, “Bishop”, an Australian company

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

Entered into some equipment contracts with total value approximately $4,719,967.  Henglong paid $1,743,201 and $2,606,332 during 2004 and 2005.  The Company paid $112,060 as of three months ended March 31, 2006 and $258,374 remains outstanding.  The Company will pay $164,747 and $93,627 for the nine months ended December 31, 2006 and in 2007, respectively.

March to December 2004	Jiulong & some equipment manufacturers

Entered into some equipment contracts with total value of approximately $2,752,479.  Jiulong paid $1,021,021 and $1,117,318 during 2004 and 2005.  The Company paid $16,663 as of three months ended March 31, 2006 and $597,478 remains outstanding.  The Company will pay $330,920 and $266,558 for the nine months ended December 31, 2006 and in 2007, respectively.

April to December, 2005	Henglong & some equipment manufacturers

Have entered into some equipment contracts with total value approximately $1,163,650.  Henglong paid $1,039,442 and $7,388 in 2005 and as of three months ended March 31, 2006, respectively, and $167,420 remains outstanding.  The Company will pay $161,561 and $5,904 for the nine months ended December 31, 2006 and in 2007, respectively.

April to December, 2005	Jiulong & some equipment manufacturers

Have entered into some equipment contracts with total value approximately $637,108.  Jiulong paid $350,542 and $12,048 in 2005 and as of three months ended March 31, 2006, respectively, and $274,518 remains outstanding.  The Company will pay $247,217 and $27,301 for the nine months ended December 31, 2006 and in 2007, respectively.

April to December, 2005	USAI & some equipment manufacturers

Have entered into some equipment contracts with total value approximately $238,577 in 2005.  USAI paid $141,346 and $45,277 in 2005 and for the three months ended March 31, 2006, respectively, and will pay off the remaining $51,954 during the nine months ended December 31, 2006.

On March 31, 2006, as amended on May 2, 2006, Great Genesis, the wholly-owned subsidiary of the Company, entered into a Joint-venture agreement with Wuhu Chery Technology Co., Ltd., “Chery Technology”, to establish a Joint-venture, Wuhu Henglong Automotive Steering System Co., Ltd in the Wuhu Technological Development Zone.  Chery Technology is a wholly-owned subsidiary of Chery Automobile. The Joint-venture will focus on producing and selling automotive steering system.  The registered capital of the joint venture is $3,745,318, equivalent of RMB30,000,000.  Great Genesis and Chery Technology will invest $2,896,379, equivalent of RMB23,200,000, and $848,939, equivalent of RMB 6,800,000 respectively, which will account for 77.33% and 22.67% of the total registered capital, respectively.  The registered capital is required to be paid within one month after effectiveness of the agreement which was approved by the Chinese government on April 14, 2006.

SUBSEQUENT EVENTS

None

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CREDIT RISK:  The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable from customers.  Cash and cash equivalents are maintained with major state-owned banks in the PRC.  The Management has not evaluated the credit risk from banks based on its notion that state-owned banks command considerable funds with good reputation. The Company’s business activity is primarily with customers in the PRC.  The Company periodically performs credit analysis and monitors the financial condition of its clients in order to minimize credit risk.  Because of the increase of activities and business, and the increase of customers’ accounts receivable, there is no assurance that foresaid measures will be completely effective.  We have approximately $38,000,000 of accounts receivable as of March 31, 2006, the Company’s revenues and/or operating cash flow would be materially and adversely affected if there is a 3% allowance for doubtful accounts which led to approximately $1,100,000 to the Company.

CURRENCY EXCHANGE RATE RISK:  The Company’s currency exchange rate risks consist primarily of currency from financing.  The Company’s financing activities were settled in US dollars and deposited in its bank account in US dollars, while the Company conducts virtually all of its business and investment activity in China and the value of our business is effectively denominated in Renminbi.  The Company will convert US dollars into RMB to conduct its investment activities and business.  The Company does not hedge its RMB – US dollar exchange rate exposure.  The Company has dollar holdings of approximately $5,000,000 as for March 31, 2006, if the exchange rate between US dollars and RMB were to increase by 10%, we would potentially suffer loss by approximately $500,000.  Therefore, we will choose to reduce our exposures through financial instruments (hedges) that provide offsets or limits to our exposures when considered appropriate.

MARKET INTEREST RATE RISK:  The Company has $30,000,000 of short-term revolving credit line with annual interest expenses of $1,770,000 based on fully used.  As result of the bank loan rate of China may be volatile and rising recently, therefore if the market interest rate increased by 10%, such increases could result in increased loan interest on the Company.

RISK OF INVENTORY PRICES: The risk of inventory prices of the Company comes from the upward movement in prices of raw materials and downward movement of selling price.  Management believes the latter one is more material.  For recent years, the price fluctuation on raw materials was not so great, but the price on steering had fluctuated significantly.  During the years 2003 to 2005, the price on steering has decreased at approximately 10% each year on an average basis.  In the year 2005, the output and sales of domestic commercial vehicles has decreased greatly as compared to 2004, as a result of influence on rectifying the over-sized and over-loaded of the commercial vehicles market, and the adjustment of the real estate and coal markets by the Chinese Government.  One of the Joint-ventures of the Company, Jiulong, also suffered from that as a supplier of commercial vehicles.  And there is no sign that the market is on the upturn in 2006.  As of March 31, 2006, Jiulong’s inventory amount was approximately $6,000,000.  If the selling price of steering decreases by 10%, then the income of the Company will decrease by $600,000.  In the year 2006, the Company will take two measures as follows to decrease the inventory at a reasonable level, thus decreasing the potential risk of inventory prices.

     (1)     Further develop the market in order to use up the finished good from more sales.

     (2)     Better organize all kinds of information, adjust the inventory from various warehouses, and avoid unnecessary production.

But there is no assurance that foresaid measures will be effective.

ITEM 4	CONTROLS AND PROCEDURES

(a)     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).  The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive and financial officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon and as of the date of that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)     CHANGES IN INTERNAL CONTROLS
There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1	Legal Proceedings

The Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 1A.	Risk Factors

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

          Recently, pricing pressure from automobile manufacturers has been prevalent in the automotive parts industry in China.  Virtually all vehicle manufacturers seek price reductions each year, including requiring suppliers to pay a “3-R Guarantees “ service charge for repair, replacement and refund in an amount equal to one percent of the total amount of parts supplied.  Although the Company has tried to reduce costs and resist price reductions, these reductions have impacted the Company’s sales and profit margins.  If the Company cannot offset continued price reductions through improved operating efficiencies and reduced expenditures, price reductions will have a material adverse effect on the Company’s results of operations.

The Company’s business, revenues and profitability would be materially and adversely affected if it loses any of its large customers.

          For the three months ended March 31, 2006, approximately 11.9% of the Company’s sales were to Brilliance China Automotive Holdings Limited, approximately 11.2% were to Beiqi Foton Motor Co., Ltd., approximately 13.8% were to Cherry Automobile Co., Ltd. and approximately 13.0% were to Zhejiang Geely Holding Co., Ltd., the Company’s four largest customers.  The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

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

The Company’s management controls approximately 89.7% of its outstanding common stock and may have conflicts of interest with its minority stockholders.

          Members of the Company’s management beneficially own approximately 89.7% of the outstanding shares of the Company’s common stock.  As a result, these majority stockholders have control over decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders, which could result in the approval of transactions that might not maximize stockholders’ value.  Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock.  The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders.

There is a limited public float of the Company’s common stock, which can result in its stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock

          There is a limited public float of the Company’s common stock.  Of the Company’s outstanding common stock, approximately 10% is considered part of the public float.  The term “public float” refers to shares freely and actively tradable on the NASDAQ SmallCap Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act.  Due to the common stock.  As a result, the market price of the Company’s common stock can be volatile. This stock price volatility could prevent a stockholder seeking to sell Company common stock from being able to sell it at or above the price at which the stock was bought.

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

The significant but uneven growth in the economy of China in the past 20 years could have negative effect on the Company’s business and results of operations.

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

Risks Related to the Standby Equity Distribution Agreement (“SEDA”)

Future sales by our stockholders may adversely affect our stock price and our ability to raise funds in new stock offerings.

          Sales of our common stock in the public market following the SEDA could lower the market price of our common stock.  Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all.  Of the 23,237,406 shares of common stock outstanding as of April 7, 2006, all such shares are, or will be, freely tradable without restriction, unless held by our “affiliates.”  Some of these shares may be resold under Rule 144.

Existing stockholders could experience significant dilution from our sale of shares under the SEDA.

          Our financial needs will be partially provided from the SEDA.  The issuance of shares of our common stock under the SEDA, at below-market prices, will have a dilutive impact on our other stockholders and the issuance or even potential issuance of such shares could have a negative effect on the market price of our common stock. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price, the more shares of common stock we will have to issue under the SEDA to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution.

Under the SEDA, Cornell Capital Partners will pay less than the then-prevailing market price of our common stock.

          The common stock to be issued under the SEDA will be issued at a 1.5% discount to the lowest daily VWAP of our common stock during the five consecutive trading day period immediately following the date we notify Cornell Capital Partners that we desire to access the SEDA; provided, that the price per share paid by Cornell Capital Partners will in no event be less than a minimum of 90% of the closing bid price for our common stock on the trading day immediately preceding the date that we deliver an advance request.  Further, Cornell Capital Partners will retain 4.5% of each advance under the SEDA.  Based on this discount, Cornell Capital Partners will have an incentive to sell immediately to realize the gain on the 1.5% discount.  These sales could cause the price of our common stock to decline, based on increased selling of our common stock.

The sale of our stock under the SEDA could encourage short sales by third parties, which could contribute to the future decline of our stock price.

          In many circumstances, the provisions of a SEDA have the potential to cause a significant downward pressure on the price of a company’s common stock.  This is especially the case if the shares being placed into the market exceed the market’s ability to take up the increased stock or if we have not performed in such a manner to show that the equity funds raised will be used for growth.  Such an event could place further downward pressure on the price of our common stock.  We may request numerous drawdowns pursuant to the terms of the SEDA.  Even if we use the SEDA to invest in ways that are materially beneficial to us, the opportunity exists for short sellers and others to contribute to the future decline of our stock price.  If there are significant short sales of stock, the price decline that would result from this activity in turn may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market.  If there is an imbalance on the sell side of the market for our common stock, the price will decline.

          It is not possible to predict those circumstances whereby short sales could materialize or the extent to which the stock price could drop.  In some companies that have been subjected to short sales the stock price has dropped significantly.  This could happen to our stock price.

Cornell Capital Partners may sell shares of our common stock after we deliver an advance notice during the pricing period, which could cause our stock price to decline.

          Cornell Capital Partners is deemed to beneficially own the shares of common stock corresponding to a particular advance on the date that we deliver an advance notice to Cornell Capital Partners, which is prior to the date the stock is delivered to Cornell Capital Partners. Cornell Capital Partners may sell such shares any time after we deliver an advance notice. Accordingly, Cornell Capital Partners may sell such shares during the pricing period. Such sales may cause our stock price to decline and if so would result in a lower VWAP during the pricing period, which would result in us having to issue a larger number of shares of common stock to Cornell Capital Partners in respect of the advance.

We may not be able to obtain a cash advance under the SEDA if Cornell Capital Partners holds more than 9.9% of our common stock.

          In the event Cornell Capital Partners holds more than 9.9% of our then-outstanding common stock, we will be unable to obtain a cash advance under the SEDA.  A possibility exists that Cornell Capital Partners may own more than 9.9% of our outstanding common stock at a time when we would otherwise plan to request an advance under the SEDA.  In that event, if we are unable to obtain additional external funding, we could fail to achieve the corporate objectives that we had hoped to use the cash to achieve.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3(i).1	Certificate of Incorporation*

3(i).2	Certificate of Amendment of Certificate of Incorporation**

3(ii).1	By - laws***

10.1	Standby Equity Distribution Agreement dated March 20, 2006 between us and Cornell Capital Partners, LP****

10.2	Placement Agent Agreement dated March 20, 2006 between us and Newbridge Securities Corporation****

10.3	Registration Rights Agreement dated March 20, 2006 between us and Cornell Capital Partners, LP****

10.4	Securities Purchase Agreement dated March 20, 2006 between us and Cornell Capital Partners, LP****

10.5	Investor Registration Rights Agreement dated March 20, 2006 between us and Cornell Capital Partners, LP****

10.6	Warrant to purchase 86,806 shares of common stock at $14.40 per share, issued to Cornell Capital Partners, LP****

10.7	Warrant to purchase 69,444 shares of common stock at $18.00 per share, issued to Cornell Capital Partners, LP****

10.8	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Hongkong Great Genesis Group Co., Ltd. and Wuhu Chery Technology Co., Ltd.*****

31.1	Rule 13a-14(a)/15d-14(a) Certification -Hanlin Chen*****

31.2	Rule 13a-14(a)/15d-14(a) Certification -Daming Hu*****

32.1	Section 1350 Certification -Hanlin Chen*****

32.2	Section 1350 Certification - Daming Hu*****

* Incorporated by reference to exhibit 3(i) to our Form 10SB Registration Statement filed on August 27, 2001.

** Incorporated by reference to Appendix A to our Schedule 14C Definitive Information Statement filed on April 21, 2003.

*** Incorporated by reference to exhibit 3(ii) to our Form 10SB Registration Statement filed on August 27, 2001.

**** Incorporated by reference to the exhibit of the same number to our Form S-3 Registration Statement (File No. 333 - 133331) filed on April 17, 2006.

***** Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.

(Registrant)

Date: May 10, 2006	By:	/s/ HANLIN CHEN

Hanlin Chen
President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ DAMING HU

Daming Hu
Chief Financial Officer