Form 10-Q
period 2006-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2006-08-10
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2006, the Company had 23,274,495 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,
	2006	2005
Net sales from continued operations, including $794,200 and $544,935 to related parties at June 30, 2006 and 2005, respectively	$24,747,912	$16,763,309
Cost of sales, including $674,207 and $490,032 purchased from related parties at June 30, 2006 and 2005, respectively	15,476,767	10,796,558

Gross profit	9,271,145	5,966,751

Costs and expenses:
Selling	1,699,118	1,716,305
General and administrative (See Note 15)	3,039,936	1,602,040
R&D expenses (See Note 15)	251,394	138,239
Depreciation and amortization (See Note 15)	1,253,604	769,950
Stock-Based Compensation	—	68,850

Total costs and expenses	6,244,052	4,295,384

Income from operations	3,027,093	1,671,367

Other income (expenses):

Other non-operating income	117,887	31,702
Financial expenses	(177,477)	(324,368)

Other income (loss), net	(59,590)	(292,666)

Income before income taxes	2,967,503	1,378,701
Income taxes	850,739	302,361

Income before minority interests	2,116,764	1,076,340
Minority interests	1,365,128	574,286

Net income	$751,636	$502,054

Basic	$0.03	$0.02

Diluted	$0.03	$0.02
Weighted average number of common shares outstanding -
Basic	23,254,121	22,574,542
Diluted	23,267,235	22,577,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Six Months Ended June 30,
	2006	2005
Net sales from continued operations, including $1,377,739 and $999,860 to related parties at June 30, 2006 and 2005, respectively	$45,712,364	$30,739,759
Cost of sales, including $1,330,202 and $895,788 purchased from related parties at June 30, 2006 and 2005, respectively	29,496,022	19,742,667

Gross profit	16,216,342	10,997,092

Costs and expenses:
Selling	2,608,970	2,390,373
General and administrative (See Note 15)	5,660,110	3,372,325
R&D expenses (See Note 15)	441,141	495,948
Depreciation and amortization (See Note 15)	1,942,094	1,384,771
Stock-Based Compensation	—	68,850

Total costs and expenses	10,652,315	7,712,267

Income from operations	5,564,027	3,284,825

Other income (expenses):

Other non-operating income	201,227	57,021
Financial expenses	(511,863)	(607,601)

Other income (loss), net	(310,636)	(550,580)

Income before income taxes	5,253,391	2,734,245
Income taxes	1,051,450	553,323

Income before minority interests	4,201,941	2,180,922
Minority interests	2,355,907	812,685

Net income	$1,846,034	$1,368,237

Basic	$0.08	$0.06

Diluted	$0.08	$0.06

Weighted average number of common shares outstanding -
Basic	22,969,051	22,574,542
Diluted	22,987,095	22,594,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2006	2005
Net income	$751,636	$502,054
Other comprehensive income:
Foreign currency translation gain	—	—
Comprehensive income	$751,636	$502,054

	Six Months Ended June 30,
	2006	2005
Net income	$1,846,034	$1,368,237
Other comprehensive income:
Foreign currency translation gain	601,399	—
Comprehensive income	$2,447,433	$1,368,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,792,500	$12,374,944
Pledged cash deposits	1,847,417	1,185,660
Accounts and notes receivable, including $3,674,374 and $1,829,075 from related parties at June 30, 2006 and December 31, 2005, respectively, net of an allowance for doubtful accounts of $3,266,725 and $2,856,025 at June 30, 2006 and December 31, 2005, respectively	53,019,759	41,580,320
Advance payments, including $898,528 and $911,765 to related parties at June 30, 2006 and December 31, 2005, respectively	3,193,548	2,126,013
Inventories	14,752,795	12,385,833

Total current assets	92,606,019	69,652,770

Long-term Assets:
Property, plant and equipment	52,961,939	52,081,669
Less: Accumulated depreciation	(15,074,532)	(12,285,636)

	37,887,407	39,796,033

Intangible assets, net	3,226,153	3,503,217
Other receivables, including $5,971,220 and $3,966,509 from related parties at June 30, 2006 and December 31, 2005, respectively, net of an allowance for doubtful accounts of $1,936,790 and $1,040,169 at June 30, 2006 and December 31, 2005, respectively	5,467,643	6,503,629
Long-term investments	74,074	74,074

Total assets	$139,261,296	$119,529,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$16,229,713	$14,814,815
Accounts and notes payable, including $331,359 and $383,578 to related parties at June 30, 2006 and December 31, 2005, respectively	35,496,530	31,375,599
Customer deposits	766,968	157,919
Accrued payroll and related costs	1,466,593	1,418,093
Accrued expenses and other payables	6,113,482	5,191,617
Accrued pension costs	2,833,938	2,653,064
Taxes payable	5,248,377	4,172,212
Amounts due to shareholders/directors	315,504	766,642

Total current liabilities	68,471,105	60,549,961
Long-term liabilities:
Advances payable	301,552	301,614

Total liabilities	$68,772,657	$60,851,575

Minority interests	26,150,442	21,751,043

Stockholders' equity:
Preferred stock, $0.0001 par value-
Authorized - 20,000,000 shares
Issued and outstanding - None	—	—
Common stock, $0.0001 par value-
Authorized - 80,000,000 shares
Issued and outstanding-
23,274,495 shares and 22,574,543 shares at June 30, 2006 and December 31, 2005, respectively	2,327	2,257
Additional paid-in capital	23,110,311	18,146,722
Retained earnings-
Appropriated	5,078,584	4,923,262
Unappropriated	14,212,892	12,522,180
Accumulated other comprehensive income	1,934,083	1,332,684

Total stockholders' equity	44,338,197	36,927,105

Total liabilities and stockholders' equity	$139,261,296	$119,529,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$751,636	$502,054
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Minority interests	1,365,128	574,286
Stock-based compensation	—	68,850
Depreciation and amortization	1,880,846	1,234,198
Allowance for doubtful accounts	576,977	103,760
Changes in operating assets and liabilities:
Increase (decrease) in:
Pledged cash deposits	1,679,246	(139,423)
Accounts and notes receivable	(6,743,654)	1,949,942
Advance payments	(910,362)	(936,827)
Inventories	(1,158,465)	(2,112,833)
Increase (decrease) in:
Accounts and notes payable	(5,627,862)	2,626,270
Customer deposits	550,332	(129,414)
Accrued payroll and related costs	(84,044)	21,757
Accrued expenses and other payables	717,862	314,563
Accrued pension costs	65,310	402,908
Taxes payable	201,171	(465,907)
Advances payable	(62)	—

Net cash provided by (used in) operating activities	(6,735,941)	4,014,184

Cash flows from investing activities:
(Increase) decrease in other receivables	1,726,035	(1,123,711)
Cash paid to acquire property, plant and equipment	(299,718)	(1,674,042)
Cash paid to acquire intangible assets	(1,224)	(118,527)
Cash received from other investing activities	3,920	—

Net cash provided by (used in) investing activities	1,429,013	(2,916,280)

Cash flows from financing activities:
Increase (decrease) in proceeds from bank loans	2,496,879	(3,012,048)
Dividends be paid to the minority interest holders of Joint-venture companies	(614,742)	—
Increase (decrease) in amounts due to
shareholders/directors	(365,120)	(3,060)
Proceeds from issuance of common stock	19,740	—
Capital Contribution from the minority interest holders of Joint-venture companies	1,422,075	—

Net cash provided by (used in) financing activities	2,958,832	(3,015,108)

Increase (decrease) in cash and cash equivalents	(2,348,096)	(1,917,204)
Cash and cash equivalents at beginning of period	22,140,596	12,972,439

Cash and cash equivalents at end of period	$19,792,500	$11,055,235

China Automotive Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Three Months Ended June 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$154,787	$95,905

Cash paid for income taxes	$556,212	$457,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,846,034	$1,368,237
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Minority interests	2,355,907	812,685
Stock-based compensation	—	68,850
Depreciation and amortization	3,334,319	2,292,439
Allowance for doubtful accounts	1,263,545	197,321
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	(661,757)	(1,023,340)
Accounts and notes receivable	(11,818,049)	3,874,257
Advance payments	(1,067,535)	(2,508,300)
Inventories	(2,366,961)	(2,028,977)
Increase (decrease) in:
Accounts and notes payable	4,120,931	1,771,307
Customer deposits	609,049	(74,350)
Accrued payroll and related costs	48,500	21,493
Accrued expenses and other payables	2,282,869	(312,355)
Accrued pension costs	180,874	654,136
Taxes payable	1,076,165	(200,424)
Advances payable	(62)	(156)

Net cash provided by (used in) operating activities	1,203,829	4,912,823

Cash flows from investing activities:
(Increase) decrease in other receivables	94,383	(1,265,964)
Cash paid to acquire property, plant and equipment	(952,502)	(2,226,932)
Cash paid to acquire intangible assets	(139,462)	(194,145)
Cash received from other investing activities	3,920	—

Net cash provided by (used in) investing activities	(993,661)	(3,687,041)

Cash flows from financing activities:
Increase (decrease) in proceeds from bank loans	1,414,898	(602,410)
Dividends be paid to the minority interest holders of Joint-venture companies	(739,586)	(787,321)
Increase (decrease) in amounts due to shareholders/directors	(451,138)	54,545
Proceeds from issuance of common stock	4,959,740	—
Capital Contribution from the minority interest holders of Joint-venture companies	1,422,075	—

Net cash provided by (used in) financing activities	6,605,989	(1,335,186)

Effect of exchange rate fluctuations on cash and cash equivalents	601,399	—

Increase (decrease) in cash and cash equivalents	7,417,556	(109,404)
Cash and cash equivalents at beginning of period	12,374,944	11,164,639

Cash and cash equivalents at end of period	$19,792,500	$11,055,235

China Automotive Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended June 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$347,886	$381,283

Cash paid for income taxes	$686,927	$673,345

SUPPLEMENTAL DISCLOSURE OF INVESTING AND FINANCING ACTIVITIES ON A CASHLESS BASIS:
Issuance of common shares on a cashless basis	$4	$—
Financing services fee related to issuance of common shares	$(4)	$—
Increase in capital by minority shareholder of Joint-venture	$921,784	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006

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

As of June 30, 2006 and 2005, Great Genesis owns the following aggregate net interests in seven Sino-foreign Joint-ventures organized in the PRC:

	Percentage Interest
	June 30,
Name of Entity	2006	2005

Shashi Jiulong Power Steering Co. Limited ("Jiulong")	81.0%	81.0%

Jingzhou Henglong Automotive Parts Co. Limited ("Henglong")	44.5%	44.5%

Shenyang Jinbei Henglong Automotive Steering System Co. Limited ("Shenyang")	70.0%	70.0%

Zhejiang Henglong & Vie Pump-Manu Co. Limited ("Zhejiang")	51.0%	51.0%

Universal Sensor Application, Inc. (“USAI”)	60.0%	60%

Wuhan Jielong Electric Power Steering Co., Ltd. (“Jielong”)	85.0%	—

Wuhu HengLong Auto Steering System Co., Ltd. (“Wuhu”)	77.33%	—

Jiulong was established in 1993 and mainly engaged in the production of integral power steering gears for heavy-duty vehicles.

Henglong was established in 1997 and mainly engaged in the production of rack and pinion power steering gears for cars and light duty vehicles.

Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

Zhejiang was established in 2002 to focus on power steering pumps.

On April 12, 2005, the wholly-owned subsidiary of the company, Great Genesis entered into a Joint-venture agreement with Shanghai Hongxi Investment Inc., “Hongxi”, a company controlled by Mr. Hanlin Chen, the Company’s Chairman, and Sensor System Solution Inc., “Sensor”, to establish a joint venture, Universal Sensor Application Inc., “USAI”, in the Wuhan East Lake development zone. The registered capital of the Joint-venture is $10 million. Great Genesis and Hongxi will invest $6 million and $1 million, respectively, including cash and land and building, which will account for 60% and 10% of the total registered capital, respectively. Sensor invested $3 million in technology, accounting for 30% of the total registered capital. The registered capital is required to be paid in three installments within one year after signing of the Joint-venture agreement, April 12, 2005. As of June 30, 2006, Great Genesis and Sensor have contributed $900,337, the equivalent of RMB7,200,000 and $3,000,000 respectively, including cash and technology. Hongxi has contributed $436,954 in cash, the equivalent of RMB3,500,000.

On April 14, 2006, the wholly-owned subsidiary of the company, Great Genesis entered into a Joint-venture agreement with Hong Kong Tongda, “Tongda”, to establish a joint venture, Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”, in the Wuhan East Lake development zone. Jielong is mainly engaged in the production and sales of electric power steering, “EPS”. The registered capital of the Joint-venture is $6 million, the equivalent of RMB48,000,000. Great Genesis and Tongda will invest $5,100,000 and $900,000, respectively, amounting to 85% and 15% of the total registered capital, respectively. As of June 30, 2006, Great Genesis and Tongda have contributed $766,146 and $135,034 in cash, the equivalent of RMB6,120,000 and RMB1,080,000 respectively.

On March 31, 2006, as amended on May 2, 2006, Great Genesis, the wholly-owned subsidiary of the Company, entered into a Joint-venture agreement with Wuhu Chery Technology Co., Ltd., “Chery Technology”, to establish a Joint-venture, Wuhu Henglong Automotive Steering System Co., Ltd in the Wuhu Technological Development Zone. Wuhu is mainly engaged in the production and sales of automobile steering system. The registered capital of the Joint-venture is $3,750,387, the equivalent of RMB30,000,000. Great Genesis and Chery Technology will invest $2,900,300 and $850,087, respectively, which will account for 77.33% and 22.67% of the total registered capital, respectively. As of June 30, 2006, the capital of $3,750,387, the equivalent of RMB30,000,000, has been totally contributed in Wuhu.

Basis of Presentation - For the three months ended June 30, 2006 and 2005, the accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The subsidiaries include the seven Sino-foreign Joint-ventures mentioned in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Exchange rate used in translating the financial statements of the Company from its functional currency, “Renminbi”, into its reporting currency, “US Dollars”:

Reporting Period	Renminbi	US Dollars
Prior to July 1, 2005	1	0.1205
From July 1, 2005 to December 31, 2005	1	0.1233
From January 1, 2006 to June 30, 2006	1	0.1248

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the three months and six months ended June 30, 2006.

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

The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

Income Per Share - Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of warrants.

Actual weighted average shares outstanding used in calculating basic and diluted earnings (loss) per share were:

	Three Months Ended June 30,
	2006	2005
Weighted average shares outstanding	23,254,121	22,574,542
Effect of dilutive securities	13,114	3,416
Diluted shares outstanding	23,267,235	22,577,958

	Six Months Ended June 30,
	2006	2005
Weighted average shares outstanding	22,969,051	22,574,542
Effect of dilutive securities	18,044	19,463
Diluted shares outstanding	22,987,095	22,594,005

The 156,250 shares underlying warrants issued to Cornell Capital Partners, LP on March 20, 2006 has not been included in the computation of diluted earnings (loss) per share because such inclusion would have had an anti-dilutive effect:

	Three Months Ended June 30,
	2006	2005
Anti-dilutive securities	119,389	—

	Six Months Ended June 30,
	2006	2005
Anti-dilutive securities	109,206	—

Stock-Based Compensation - The Company may periodically issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

A summary of option activities under the plans to June 30, 2006 was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (years)
Granted to independent directors, July 21, 2004	22,500	$4.50	2
Balance, December 31, 2004	22,500	$4.50	2
Granted to independent directors, June 28, 2005	22,500	$6.83	5
Balance, December 31, 2005	45,000	$5.67	3.5
Granted to investors, March 20, 2006	86,806	$14.40	3
Granted to investors, March 20, 2006	69,444	$18.00	3
Exercised, May 17, 2006	(7,500)	$4.50	—
Balance, June 30, 2006	193,750	$14.04	3.2

The characteristics of outstanding stock options at June 30, 2006 were as follows:

	Outstanding Options		Exercisable Options
Exercise Price	Shares	Remaining Life (Years)	Shares	Exercise Price
$4.50	15,000	0.06	15,000	$4.50
6.83	22,500	3.99	22,500	6.83
14.40	86,806	2.22	—	—
$18.00	69,444	2.22	—	$—

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation”, which establishes a fair value method of accounting for stock-based compensation plans.

In accordance with SFAS No. 123R, the cost of stock options and warrants issued to employees and non-employees is measured at the grant date based on the fair value of the award. The fair value of the stock-based award is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

The weighted-average fair value of options granted during the periods 2006, 2005 and 2004 was $5.30, $3.06 and $2.45, respectively. The fair value of each option grant was estimated on the date of grant using option valuation model and assumptions noted in the table:

	2006	2005	2004
Expected volatility	82.0%	46.0%	121.6%
Risk-free rate	4.7%	3.6%	4.0%
Expected term (years)	3	5	2
Dividend yield	0.0%	0.0%	0.0%

The Company may periodically issue shares of common stock for services rendered or for financing costs. Such shares will be valued based on the market price on the transaction date.

On March 20, 2006, the Company issued 37,863 shares of common stock to Cornell Capital Partners, LP and a placement agent, collectively at an exercise price of $11.885 per share as a commitment fee and a placement agent fee in connection with the establishment of a $15,000,000 equity line of credit under a Standby Equity Distribution Agreement with Cornell Capital Partners, LP.

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

For the three months and six months ended June 30, 2006, the Company’s only component of other comprehensive income is foreign currency translation gain of $0 and $601,399. These amounts have been recorded as a separate component of stockholders’ equity. The Company did not have any other comprehensive income during three months and six months ended June 30, 2005.

Reclassifications —certain reclassifications have been made to the Consolidated Statement of Operations for the three months and six months ended June 30, 2005 to conform to the current year presentation. (See Note 15)

2. CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

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

The Company’s operating assets and primary sources of income and cash flows are the interests of its subsidiaries in Sino-foreign Joint-ventures in the PRC. The PRC economy has been, for many years, a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its “open-door” policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

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

On July 21, 2005, the People's Bank of China changed its exchange rate system from its previous fixed exchange rate announced on January 1, 1994 to a unitary and well-managed floating exchange rate based on market supply and demand. No representation is made that the RMB amounts could be freely converted into other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submission of a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost. The new statement also requires that allocation of fixed production overhead costs to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 must be applied prospectively and became effective for the Company beginning January 1, 2006. The Company adopted this statement beginning in the first quarter of 2006.

In December 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67” (“SFAS 152”). This statement amends FASB Statement No. 66 “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). SFAS 152 also amends FASB Statement No. 67 “Accounting for Costs and Initial Rental operations of Real Estate Projects” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. The Company adopted this statement beginning in the first quarter of 2006.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This statement requires financial statement recognition of compensation cost related to share-based payment transactions. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for the first fiscal year beginning after June 15, 2005. However, in April 2005, the SEC deferred the effective date of SFAS 123R for SEC registrants to the first interim period beginning after June 15, 2005. Accordingly, the Company adopted this statement beginning in the first quarter of 2006.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29” (SFAS 153). This statement amends Accounting Principles Board Opinion (APB) No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that have no commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 was effective for nonmonetary transactions in fiscal periods beginning after June 15, 2005. The Company adopted this statement beginning in the first quarter of 2006.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN 47). Under FIN 47, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 were required to be applied no later than the end of fiscal years ending after December 15, 2005. The Company adopted this statement beginning in the first quarter of 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. The Company adopted this statement beginning in the first quarter of 2006.

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

4. ACCOUNTS AND NOTES RECEIVABLE
The Company’s accounts and notes receivable at June 30, 2006 (unaudited) and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005
Accounts receivable	$37,729,888	$31,866,156
Notes receivable	18,556,596	12,570,189
	56,286,484	44,436,345
Less: allowance for doubtful accounts	(3,266,725)	(2,856,025)
	$53,019,759	$41,580,320

Notes receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

5. OTHER RECEIVABLES

The Company’s other receivable at June 30, 2006 (unaudited) and December 31, 2005 are summarized as follows:

	June 30,	December 31,
	2006	2005

Other receivable, including $5,971,220 and $3,966,509 from related parties	$7,404,433	$7,543,798
at June 30, 2006 and December 31, 2005, respectively
Less: allowance for doubtful accounts	(1,936,790)	(1,040,169)
	$5,467,643	$6,503,629

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.

Included in other receivable from related parties as of June 30, 2006 were the following:

Description	Advances Receivable

Amounts advanced to related parties, controlled by Mr. Hanlin Chen, the Company’s Chairman	$4,488,910	*
Amounts advanced to investee of Jiulong	553,494	**
Amounts advanced to minority shareholder of Joint-venture Companies	928,816	***
Total	$5,971,220

*	This balance is non-interest bearing and will be due on demand on or before December 31, 2006.

**	This amount is deemed uncollectible and the company has recorded an appropriate allowance for doubtful accounts.

***	This balance is non-interest bearing and will be due on demand on or before December 31, 2006.

6. INVENTORIES
Inventories at June 30, 2006 (Unaudited) and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005

Raw materials	$4,243,510	$3,025,467
Work-in-process	2,796,097	2,559,626
Finished goods	8,279,043	7,295,082

	15,318,650	12,880,175
Less: provision for loss	(565,855)	(494,342)

	$14,752,795	$12,385,833

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at June 30, 2006 (unaudited) and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005

Land use rights and buildings	$17,065,896	$16,825,598
Machinery and equipment	31,553,903	30,980,053
Electronic equipment	2,115,455	2,023,457
Motor vehicles	2,114,340	2,179,161
Construction in progress	112,345	73,400

	52,961,939	52,081,669
Less: Accumulated depreciation	(15,074,532)	(12,285,636)

	$37,887,407	$39,796,033

8. INTANGIBLE ASSETS
The activities in the Company’s intangible asset account at June 30, 2006 (unaudited) and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005

Balance at beginning of year,	$3,503,217	$392,552
Add: Additions during the period -
Management software license	61,798	3,147,867
Mapping design software license	38,301	93,827
Foreign currency translation gain	39,362	9,693
	3,642,678	3,643,939
Less: Amortization during the period	(416,525)	(140,722)
Balance at the end of the period	$3,226,153	$3,503,217

9. ACCOUNTS AND NOTES PAYABLE
Accounts and notes payable at June 30, 2006 (unaudited) and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005
Accounts payable	$20,993,263	$15,615,402
Notes payable	14,503,267	15,760,197
	$35,496,530	$31,375,599

Notes payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits, notes receivable and certain plant and machinery to secure trade financing granted by banks.

10. BANK LOANS
At June 30, 2006, the Company through its Sino-foreign Joint-ventures had outstanding fixed-rate short-term bank loans of $16,229,713. The weighted average interest rate for the six months ended June 30, 2006 was 5.90% per annum. Henglong, one of the Company’s joint ventures, provided Jiulong, another of the Company’s Joint-ventures, with loan guarantees covering bank loans of $6,242,197. The remaining bank loan of $9,987,516 was secured by mortgages on certain plant and equipment of the Company.

At December 31, 2005, the Company through its Sino-foreign Joint-ventures had outstanding fixed-rate short-term bank loans of $14,814,815. The weighted average interest rate for the year ended December 31, 2005 was 5.92% per annum. Jiulong, one of the Company’s Joint-ventures, provided Henglong, another of the Company’s Joint-ventures, with loan guarantees covering bank loans of $3,086,420. Henglong provided Jiulong with loan guarantees covering bank loans of $4,938,272. The remaining bank loan of $6,790,123 was secured by mortgages on certain plant and equipment of the Company.

11. AMOUNTS DUE TO SHAREHOLDERS/DIRECTORS
The activities in the amounts due to shareholders/directors at June 30, 2006 (unaudited) and December 31, 2005 are summarized as follows:

Balance, December 31, 2004	$589,594
Cash advances from shareholders	177,048
Balance, December 31, 2005	$766,642
Cash repaid to shareholder	(451,138)
Balance, June 30, 2006	$315,504

As of June 30, 2006 and December 31, 2005, the amounts due to shareholders/directors were unsecured, interest-free and repayable on demand.

12. MINORITY INTERESTS
The activities in respect of the amounts of the minority interests’ equity at June 30, 2006 (unaudited) and December 31, 2005 are summarized as follows:

Balance, December 31, 2004	$17,571,838
Add: contribution by minority shareholders	3,066,000
Minority interests’ income	2,680,318
Additional interest to the minority interest holders in connection with disposal of property, plant and equipment	$93,168
Less: dividends declared to the minority stockholders’ equity of Joint-venture companies	(1,660,281)

Balance, December 31, 2005	$21,751,043
Add: contribution by minority shareholders	2,343,859
Minority interests’ income	2,355,907
Less: dividends paid to the minority stockholders’ equity of Joint-venture companies	(300,367)
Balance, June 30, 2006	$26,150,442

On February 25, 2006, Jiulong, one of the Joint-ventures of the Company, held a meeting of the board and approved an increase in its capital stock of $1,897,628 , the equivalent of RMB15,200,000, of which the Company subscribed $1,537,079, the equivalent of RMB12,312,000, and capital stock of $360,548, the equivalent of RMB2,888,000, subscribed by the minority shareholder was deducted from dividends payable.

On February 25, 2006, Henglong, one of the Joint-ventures of the Company, held a meeting of the board and approved an increase in its capital stock of $1,011,236, the equivalent of RMB8,100,000, of which the Company subscribed $450,000, the equivalent of RMB3,604,500, and the capital stock of $561,236, the equivalent of RMB4,495,500 subscribed by the minority shareholder was deducted from dividends payable.

On February 20, 2006, Shengyang, one of the Joint-ventures of the Company, held a meeting of the board and approved distribution of dividends of $1,001,223, the equivalent of RMB 8,019,803, of which $700,856, the equivalent of RMB4,900,599, was distributed to the Company and $300,367, the equivalent of RMB3,119,204, was distributed to the minority shareholder.

On April 6, 2006, USAI, one of the Joint-ventures of the Company, its minority stockholders distributed capital stock of $436,954 in cash, the equivalent of RMB3,500,000.

On April 14, 2006, the wholly-owned subsidiary of the company, Great Genesis entered into a Joint-venture agreement with Hong Kong Tongda, “Tongda”, to establish a joint venture, Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”, in the Wuhan East Lake development zone. As of June 30, 2006, Great Genesis and Tongda have contributed $766,146 and $135,034 in cash, the equivalent of RMB 6,120,000 and RMB 1,080,000 respectively.

On March 31, 2006, as amended on May 2, 2006, Great Genesis, the wholly-owned subsidiary of the Company, entered into a Joint-venture agreement with Wuhu Chery Technology Co., Ltd., “Chery Technology”, to establish a Joint-venture, Wuhu Henglong Automotive Steering System Co., Ltd in the Wuhu Technological Development Zone. As of June 30, 2006, Great Genesis and minority stockholders have contributed $2,900,300 and $850,087 in cash, the equivalent of RMB23,200,000 and RMB6,800,000 respectively.

13. STOCKHOLDERS’ EQUITY
The activities in respect of the amounts of the stockholders’ equity at June 30, 2006 (unaudited) and December 31, 2005 are summarized as follows:

	Common Stock		Preferred Stock		Additional Paid-
	Shares	Par Value	Shares	Par Value	in Capital

Balance, December 31, 2004	22,574,543	$2,257	—	$—	$18,003,168
Foreign currency translation gain	—	—	—	—	—
Deemed distribution to shareholders	—	—	—	—	74,704
Issuance of options for independent directors	—	—	—	—	68,850
Net income for the year ended December, 31, 2005	—	—	—	—	—
Appropriation of retained earnings	—	—	—	—	—
Balance, December 31, 2005	22,574,543	$2,257	—	$—	$18,146,722
Issuance of common stock	662,089	66	—	—	4,959,673
Issuance of common shares related to financing services	37,863	4	—	—	(4)
Foreign currency translation gain	—	—	—	—	3,920
Net income for the period ended June 30, 2006	—	—	—	—	—
Balance, June 30, 2006	23,274,495	$2,327	—	$—	$23,110,311

	Retained Earnings		Accumulated Other Comprehensive
	Appropriated	Unappropriated	Income (Loss)	Total

Balance, December 31, 2004	$4,396,339	$9,733,625	$3,060	$32,138,449
Foreign currency translation gain	—	—	1,329,624	1, 329,624
Deemed distribution to shareholders	—	—	—	74,704
Issuance of options for independent directors	—	—	—	68,850
Net income for the year ended December, 31, 2005	—	3,315,478	—	3,315,478
Appropriation of retained earnings	526,923	(526,923)	—	—
Balance, December 31, 2005	$4,923,262	$12,522,180	$1,332,684	$36,927,105

Sale of common stock	—	—	—	4,959,740
Issuance of common shares related to financing services	—	—	—	—
Foreign currency translation gain	—	—	601,399	605,319
Net income for the period ended June 30, 2006	—	1,846,034	—	1,846,034
Appropriation of retained earnings	155,322	(155,322)	—	—
Balance, June 30, 2006	$5,078,584	$14,212,892	$1,934,083	$44,338,198

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

Two of the Company’s Sino-foreign Joint-ventures, Henglong and Jiulong, were subject to a tax rate of 15% during 2005 and 2006. Shenyang was entitled to and was certified for a two-year tax holiday commencing in 2003, the first profit-making year. Therefore, Shenyang was income tax exempted in 2004 and is subject to a tax rate of 7.5% in 2005 and 2006. The tax rate for Zhejiang has not yet been approved by tax authorities, but in accordance with the relevant income tax laws as mentioned above, Zhejiang is also entitled to two-year tax exemption in 2004 and 2005, and is subject to a tax rate of 16.5% in 2006. USAI, Jielong and Wuhu did not have any operating income in 2006.

No provision for Hong Kong profits tax has been made as Ji Long and Great Genesis are investment holding companies and did not have any assessable profits in Hong Kong during three months and six months ended June 30, 2006 and 2005.

No provision for U.S income taxes has been made as the Company did not have any assessable profits in United States during three months and six months ended June 30, 2006 and 2005.

15. RECLASSIFICATIONS
Certain reclassifications have been made to the Consolidated Statement of Operations for the three months and six months ended June 30, 2005 to conform to the current year presentation.

	Three months ended June 30, 2005
Item	Original Classification	Present Classification
General and administrative expenses	$2,337,603	$1,602,040
R&D expenses	—	$138,239
Depreciation and amortization	$172,626	$769,950

	Six months ended June 30, 2005
Item	Original Classification	Present Classification
General and administrative expenses	$4,899,754	$3,372,325
R&D expenses	—	$495,948
Depreciation and amortization	$353,290	$1,384,771

16. SIGNIFICANT CONCENTRATIONS
The Company grants credit to its customers, generally on an open account basis. The Company’s customers are all located in the PRC.

During the three months ended June 30, 2006, the Company’s ten largest customers accounted for 79.3% of the Company’s consolidated net sales, with each of three customers individually accounting for more than 10% of consolidated net sales, i.e. 18.2%, 15.7% and 13.1% individually, or an aggregate of 46.9%. At June 30, 2006, approximately 29.7% of accounts receivable were from trade transactions with the aforementioned three customers.

During the six months ended June 30, 2006, the Company’s ten largest customers accounted for 75.3% of the Company’s consolidated net sales, with each of four customers individually accounting for more than 10% of consolidated net sales, i.e. 16.2%, 14.1%, 12.3% and 11.1% individually, or an aggregate of 53.7%. At June 30, 2006, approximately 36.0% of accounts receivable were from trade transactions with the aforementioned four customers.

During the three months ended June 30, 2005, the Company’s ten largest customers accounted for 85.4% of the Company’s consolidated net sales, with four customers individually accounting for more than 10% of consolidated net sales, i.e. 17.5%, 16.3%, 12.2% and 10.8% individually, or an aggregate of 56.8%. At June 30, 2005, approximately 38.5% of accounts receivable were from trade transactions with the aforementioned four customers.

During the six months ended June 30, 2005, the Company’s ten largest customers accounted for an aggregate of 77.9% of its consolidated net sales, with four customers individually accounting for more than 10% of consolidated net sales, i.e. 15.6%, 13.0%, 12.6% and 11.9% individually, or an aggregate of 53.1%. At June 30, 2005, approximately 38.5% of accounts receivable were from trade transactions with the aforementioned four customers.

17. RELATED PARTY TRANSACTIONS
During early 2004, the Company commenced construction of seven buildings dedicated to research and administrative for its operations in Wuhan. In December 2005, the Company disposed two of the seven buildings to Wuhan Geological University Information S&T Development Co., Ltd., “WuHan Information”, a Chinese company controlled by Mr. Hanlin Chen, the Chairman of the Company, at fair market value of $2,636,444, which was determined by an independent appraisal firm. As of June 30, 2006, such amount together with its conventional bank interest has not been repaid.

During the three months and six months ended June 30, 2006 and 2005, the Joint-ventures entered into related party transactions with companies with common directors as shown below:

	Three Months Ended June 30,
	2006	2005

Sales	$794,200	$544,935
Purchases	$674,207	$490,032

	Six Months Ended June 30,
	2006	2005

Sales	$1,377,739	$999,860
Purchases	$1,330,202	$895,788

18. OFF-BALANCE SHEET ARRANGEMENTS
At June 30, 2006 and 2005, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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
Have entered into equipment contracts with total value approximately $4,719,967. Henglong paid $1,743,201 and $2,606,332 during 2004 and 2005. The Company paid $130,542 in the six months ended June 30, 2006 and $239,892 remains outstanding. The Company will pay $146,265 and $93,627 in the six months ended December 31, 2006 and in 2007, respectively.

March to December, 2004	Jiulong & some equipment manufacturers
Have entered into equipment contracts with total value of approximately $2,752,479. Jiulong paid $1,021,021 and $1,117,318 during 2004 and 2005. The Company paid $92,658 in the six months ended June 30, 2006 and $521,482 remains outstanding. The Company will pay $279,940 and $241,542 in the six months ended December 31, 2006 and in 2007, respectively.

April to December, 2005	Henglong & some equipment manufacturers
Have entered into equipment contracts with total value approximately $1,163,650. Henglong paid $1,039,442 in 2005 and $7,388 in the six months ended June 30, 2006, respectively, and $116,820 remains outstanding. The Company will pay $110,916 and $5,904 in the six months ended December 31, 2006 and in 2007, respectively.

April to December, 2005	Jiulong & some equipment manufacturers
Have entered into equipment contracts with total value approximately $637,108. Jiulong paid $350,542 in 2005 and $30,723 in the six months ended June 30, 2006, respectively, and $255,843 remains outstanding. The Company will pay $232,157 and $23,686 in the six months ended December 31, 2006 and in 2007, respectively.

April to December, 2005	USAI & some equipment manufacturers
Have entered into equipment contracts with total value approximately $238,577 in 2005. USAI paid $141,346 in 2005 and $45,277 in the six months ended June 30, 2006, respectively, and will pay off the remaining $51,954 during the six months ended December 31, 2006.

20. OPERATING INFORMATION OF THE COMPANY’S SINO-FOREIGN JOINT-VENTURES
The Company has no operations independent of those of Great Genesis and its subsidiaries, and the principal assets are its investments in Great Genesis and its subsidiaries. The operational results of Company’s Sino-foreign Joint-ventures for the three months and six months ended June 30, 2006 and 2005 were summarized as follows:

	Parent Company		Henglong
	Three Months Ended June 30,
	(Unit: US Dollars, except ownership percentage)
	2006	2005	2006	2005

Proportionate ownership interest at end of year	100%	100%	44.5%	44.5%
Net sales	—	—	14,103,726	9,038,423
Cost of sales and operating expenses	718,917	197,087	11,593,529	8,076,493

Operating earnings (losses)	(718,917)	(197,087)	2,510,197	961,930
Other income (expenses), net	15,029	(932)	(70,388)	(145,990)

Pretax earnings	(703,888)	(198,019)	2,439,809	815,940
Income tax	—	—	506,831	188,000

Income (expenses) before minority interest	(703,888)	(198,019)	1,932,978	627,940
Minority interest income (expenses)	—	—	1,056,258	349,545

Net earnings (expenses)	(703,888)	(198,019)	876,720	278,395

	Jiulong		Shenyang
	Three Months Ended June 30,
	(Unit: US Dollars, except ownership percentage)
	2006	2005	2006	2005
Proportionate ownership interest at end of year	81%	81%	70%	70%
Net sales	7,199,830	5,789,758	4,330,357	3,322,133
Cost of sales and operating expenses	6,902,731	5,417,938	3,793,943	2,815,240

Operating earnings (losses)	297,099	371,820	536,414	506,893
Other income (expenses), net	(18,372)	(141,819)	7,875	8,625

Pretax earnings	278,727	230,001	544,289	515,518
Income tax	132,323	69,202	43,674	45,159

Income (expenses) before minority interest	146,404	160,799	500,615	470,359

Minority interest income (expenses)	51,937	1,089	150,184	141,109

Net earnings (expenses)	94,467	159,710	350,431	329,250

	Zhejiang		USAI
	Three Months Ended June 30,
	(Unit: US Dollars, except ownership percentage)
	2006	2005	2006	2005
Proportionate ownership interest at end of year	51%	51%	60%	0%
Net sales	2,948,212	1,672,660	109,456	—
Cost of sales and operating expenses	2,238,701	1,491,652	514,186	—

Operating earnings (losses)	709,511	181,008	(404,730)	—
Other income (expenses), net	6,247	(12,550)	19	—

Pretax earnings	715,758	168,458	(404,711)	—
Income tax	167,911	—	—	—

Income (expenses) before minority interest	547,847	168,458	(404,711)	—

Minority interest income (expenses)	268,633	82,543	(161,884)	—

Net earnings (expenses)	279,214	85,915	(242,827)	—

	Elimination		Total
	Three Months Ended June 30,
	(Unit: US Dollars, except ownership percentage)
	2006	2005	2006	2005
Proportionate ownership interest at end of year
Net sales	3,943,669	3,059,665	24,747,912	16,763,309
Cost of sales and operating expenses	4,041,188	2,906,468	21,720,819	15,091,942

Operating earnings (losses)	(97,519)	153,197	3,027,093	1,671,367
Other income (expenses), net	—	—	(59,590)	(292,666)

Pretax earnings	(97,519)	153,197	2,967,503	1,378,701
Income tax	—	—	850,739	302,361

Income (expenses) before minority interest	(97,519)	153,197	2,116,764	1,076,340
Minority interest income (expenses)	—	—	1,365,128	574,286

Net earnings (expenses)	(97,519)	153,197	751,636	502,054

For the three months ended June 30, 2006, two of the subsidiary companies, Jielong and Wuhu has not conducted any business.

	Parent Company		Henglong
	Six Months Ended June 30,
	(Unit: US Dollars, except ownership percentage)
	2006	2005	2006	2005
Proportionate ownership interest at end of year	100%	100%	44.5%	44.5%
Net sales	—	—	25,618,111	16,393,536
Cost of sales and operating expenses	968,612	350,386	21,417,904	15,151,835

Operating earnings (losses)	(968,612)	(350,386)	4,200,207	1,241,701
Other income (expenses), net	700,216	(2,624)	(203,487)	(302,930)

Pretax earnings	(268,396)	(353,010)	3,996,720	938,771
Income tax	—	—	785,126	238,965

Income (expenses) before minority interest	(268,396)	(353,010)	3,211,594	699,806
Minority interest income (expenses)	—	—	1,812,079	379,935

Net earnings (expenses)	(268,396)	(353,010)	1,399,515	319,871

	Jiulong		Shenyang
	Six Months Ended June 30,
	(Unit: US Dollars, except ownership percentage)
	2006	2005	2006	2005
Proportionate ownership interest at end of year	81%	81%	70%	70%
Net sales	12,820,677	12,252,922	7,869,898	5,859,231
Cost of sales and operating expenses	12,037,546	10,896,165	7,076,396	4,873,157

Operating earnings (losses)	783,131	1,356,757	793,502	986,075
Other income (expenses), net	(131,602)	(246,564)	18,181	14,784

Pretax earnings	651,529	1,110,193	811,683	1,000,858
Income tax	(46,850)	232,829	83,577	81,529

Income (expenses) before minority interest	698,379	877,364	728,106	919,329
Minority interest income (expenses)	153,968	99,942	218,431	275,800

Net earnings (expenses)	544,411	777,422	509,675	643,529

	Zhejiang		USAI
	Six Months Ended June 30,
	(Unit: US Dollars, except ownership percentage)
	2006	2005	2006	2005
Proportionate ownership interest at end of year	51%	51%	60%	0%
Net sales	4,975,901	2,459,655	109,919	—
Cost of sales and operating expenses	3,993,126	2,330,065	612,893	—
Operating earnings (losses)	982,775	129,590	(502,974)	—
Other income (expenses), net	6,757	(13,246)	156	—

Pretax earnings	989,532	116,344	(502,818)	—
Income tax	229,597	—	—	—

Income (expenses) before minority interest	759,935	116,344	(502,818)	—
Minority interest income (expenses)	372,556	57,008	(201,127)	—

Net earnings (expenses)	387,379	59,336	(301,691)	—

	Elimination		Total
	Six Months Ended June 30,
	(Unit: US Dollars, except ownership percentage)
	2006	2005	2006	2005
Proportionate ownership interest at end of year
Net sales	5,682,142	6,225,585	45,712,364	30,739,759
Cost of sales and operating expenses	5,958,140	6,146,674	40,148,337	27,454,934
Operating earnings (losses)	(275,998)	78,911	5,564,027	3,284,825
Other income (expenses), net	700,857	—	(310,636)	(550,580)

Pretax earnings	424,859	78,911	5,253,391	2,734,245
Income tax	—	—	1,051,450	553,323
Income (expenses) before minority interest	424,859	78,911	4,201,941	2,180,922
Minority interest income (expenses)	—	—	2,355,907	812,685
Net earnings (expenses)	424,859	78,911	1,846,034	1,368,237

For the six months ended June 30, 2006, two of the subsidiary companies, Jielong and Wuhu has not conducted any business.

21. SUBSEQUENT EVENTS
None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion on risk factors in Item 1A of Part II of this quarterly report on Form 10-Q.

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

As of June 30, 2006 and 2005, Great Genesis owns the following aggregate net interests in seven Sino-foreign Joint-ventures organized in the PRC:

	Percentage Interest
Name of Entity	June 30,
	2006	2005
Shashi Jiulong Power Steering Co. Limited ("Jiulong")	81.0%	81.0%

Jingzhou Henglong Automotive Parts Co. Limited ("Henglong")	44.5%	44.5%

Shenyang Jinbei Henglong Automotive Steering System Co. Limited ("Shenyang")	70.0%	70.0%

Zhejiang Henglong & Vie Pump-Manu Co. Limited ("Zhejiang")	51.0%	51.0%

Universal Sensor Application, Inc. (“USAI”)	60.0%	60%

Wuhan Jielong Electric Power Steering Co., Ltd. (“Jielong”)	85.0%	—

Wuhu HengLong Auto Steering System Co., Ltd. (“Wuhu”)	77.33%	—

Jiulong was established in 1993 and mainly engaged in the production of integral power steering gears for heavy-duty vehicles.

Henglong was established in 1997 and mainly engaged in the production of rack and pinion power steering gears for cars, light duty vehicles.

Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

Zhejiang was established in 2002 to focus on power steering pumps.

On April 12, 2005, the wholly-owned subsidiary of the company, Great Genesis entered into a Joint-venture agreement with Shanghai Hongxi Investment Inc., “Hongxi”, a company controlled by Mr. Hanlin Chen, the Company’s Chairman, and Sensor System Solution Inc., “Sensor”, to establish a joint venture, Universal Sensor Application Inc., “USAI”, in the Wuhan East Lake development zone. The registered capital of the Joint-venture is $ 10 million. Great Genesis and Hongxi will invest $ 6 million and $1 million, respectively, including cash and land and building, which will account for 60% and 10% of the total registered capital, respectively. Sensor invested $3 million in technology, accounting for 30% of the total registered capital. The registered capital is required to be paid in three installments within one year after signing of the Joint-venture agreement, April 12, 2005. As of June 30, 2006, Great Genesis and Sensor have contributed $900,337, the equivalent of RMB 7,200,000 and $3,000,000 respectively, including cash and technology. Hongxi has contributed $436,954 in cash, the equivalent of RMB 3,500,000.

On April 14, 2006, the wholly-owned subsidiary of the company, Great Genesis entered into a Joint-venture agreement with Hong Kong Tongda, “Tongda”, to establish a joint venture, Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”, in the Wuhan East Lake development zone. Jielong is mainly engaged in the production and sales of electric power steering, “EPS”. The registered capital of the Joint-venture is $ 6 million, the equivalent of RMB 48,000,000. Great Genesis and Tongda will invest $5,100,000 and $900,000, respectively, which is account for 85% and 15% of the total registered capital, respectively. As of June 30, 2006, Great Genesis and Tongda have contributed $766,146 and $135,034 in cash, the equivalent of RMB 6,120,000 and RMB 1,080,000 respectively.

On March 31, 2006, as amended on May 2, 2006, Great Genesis, the wholly-owned subsidiary of the Company, entered into a Joint-venture agreement with Wuhu Chery Technology Co., Ltd., “Chery Technology”, to establish a Joint-venture, Wuhu Henglong Automotive Steering System Co., Ltd in the Wuhu Technological Development Zone. Wuhu is mainly engaged in the production and sales of automobile steering system. The registered capital of the Joint-venture is $3,750,387, the equivalent of RMB 30,000,000. Great Genesis and Chery Technology will invest $2,900,300 and $850,087, respectively, which is account for 77.33% and 22.67% of the total registered capital, respectively. As of June 30, 2006, the capital of $3,750,387, the equivalent of RMB 30,000,000 has completely contributed in Wuhu.

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

MINORITY INTERESTS
Minority interests refer to the percentage of the owner’s equity of a subsidiary owned by those investors other than the parent company. Minority interests in the condensed consolidated financial statements means the percentage of the Company’s net assets owned by shareholders of the Company’s Sino-foreign Joint-ventures other than the Company, according to their respective investment ratios.

REVENUES
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

ACCOUNTS RECEIVABLE
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

INCOME TAXES
The Company records a tax provision to reflect the expected tax payable on taxable income for the period, using tax rates enacted or substantially enacted at the balance sheet date, and any adjustment to tax payable in respect of previous periods.

IMPAIRMENT OF LONG-LIVED ASSETS
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

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2006 AND 2005:

NET SALES
Net sales were $24,747,912 for the three months ended June 30, 2006, as compared to $16,763,309 for the three months ended June 30, 2005, an increase of $7,984,603 or 47.6%. The increase in net sales in 2006 as compared to 2005 was a result of the following factors:

(1) Primarily, the increase in sales was due to an increase in sales of domestic passenger vehicles.  As a result of increasing demands for domestic passenger vehicles which commenced at the beginning of 2005, the Company has adjusted its marketing strategies accordingly and concentrated on manufacturing and selling steering gears for domestic passenger vehicles and steering pumps, which led to sales from steering gears and pumps for the three months ended June 30, 2006 increasing 30.5% and 92.4% over the same periods of 2005, respectively.

(2) In the second quarter of 2006, sales of steering gears and accessories for commercial vehicles increased by 87.8% as compared to the same period of 2005. Sales for the three months ended June 30, 2005 were affected adversely by state macro-controls and were reduced to $3,215,748 as compared to normal sales, an historical low. Sales of steering gears and accessories for commercial vehicles were $6,040,117 and recovered to normal sales during three months ended June 30, 2006.

GROSS PROFIT
For the three months ended June 30, 2006, gross profit was $9,271,145, as compared to $5,966,751 for the three months ended June 30, 2005, an increase of $3,304,394 or 55.4%. The increase in unit sales contributed to an increase of $2,736,585 in gross profit, a decrease in unit cost resulted in an increase of $1,938,545 in gross profit, which was partially offset by a decrease in selling prices resulting in a decrease of $1,370,736 in gross profit.

Gross margin was 37.5% for the three months ended June 30, 2006, an increase of 1.9% from 35.6% for the same period of 2005. The increase reflects a decrease in cost which was partially offset by a decrease in selling prices during the second quarter of 2006. The Company plans to take the following measures in the remaining six months of 2006 to reduce costs and to meet its yearly gross margin target of not less than 30%:

(1) Reduce labor costs.  The Company has purchased certain advanced production equipment, which optimizes manufacturing cycles, and further improves productivity capacity and efficiency.  The Company estimates that its labor costs will be reduced by 3% as compared to 2005 as a result of the advantages of its optimized manufacturing cycles and reduced standard labor hours.

(2) Reduce the cost of raw materials.  In 2006, the Company plans to continue to control the costs of raw materials in two ways:  Firstly, volume purchase of major raw materials will be made through a bidding process, and for purchases of other smaller quantities of non major materials, “target prices” will be set to guide such purchases.  Secondly, technical personnel have been encouraged to reevaluate the product structure and production techniques so as to optimize product design, reduce the weight of parts and wastage in the production process, and thus reduce the cost of raw materials.  The Company estimates that its material cost will be reduced by 2% as a result of these measures.

(3) Reduce manufacturing expenses.  In 2006, the Company will reexamine the standard material consumption rates, and regulate the program of approval and usage for supplementary materials, such as oil, cutting tools, dies and other supplies.  It is estimated that the Company’s manufacturing expenses would be reduced by 1% through these measures.

SELLING EXPENSES
Selling expenses were $1,699,118 for the three months ended June 30, 2006, as compared to $1,716,305 for the same period of 2005, a decrease of $17,187 or 1.0%. The decreased selling expenses in the second quarter of 2006 were mainly due to the following factors:

(1) Decreased after-sales expenses. The Company recorded $601,918 of after-sales expenses for the three months ended June 30, 2006, as compared to $921,913 for the same period of 2005, a decrease of $319,995 or 34.7%, this was mainly due to the company having introduced certain policies to control the cost of after-sales, including recycling used parts.

(2) Decreased provision for market development: At the beginning of 2005, the Company began to strengthen its market development and instituted a policy for the establishment of a fund for market development expenditures. For the three months ended June 30, 2006, the Company recorded a provision of $111,284 for market development expenses based on its historical experience, as compared to $198,795 for the same period of 2005, a decrease of $87,511 or 44.0%.

(3) Increased transportation expenses. The Company recorded $524,661 of transportation expenses for the three months ended June 30, 2006, as compared to $303,294 for the same period of 2005, an increase of $221,367 or 73.0%, resulting from increased transportation volume.

(4) Increased salaries and wages. The Company recorded $103,517 of salaries and wages for the three months ended June 30, 2006, as compared to $70,935 for the same period of 2005, an increase of $32,582 or 45.9%, as a result of increased sales.

(5) Increased traveling allowance. The Company recorded $260,808 of traveling allowance for the three months ended June 30, 2006, as compared to $130,847 for the same period of 2005, an increase of $129,961 or 99.3%, as a result of increased sales.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses were $3,039,936 for the three months ended June 30, 2006, as compared to $1,602,040 for the same period of 2005, an increase of $1,437,896 or 89.8%.

Significant expense items that had increased on a comparable basis were salaries and wages, listing expenses, provision for doubtful accounts and warranty. Significant expense items that had decreased on a comparable basis were labor insurance. They are explained as follows:

(1) Salaries and wages were $872,558 in the second quarter of 2006, as compared to $338,484 for the same period of 2005, an increase of $534,074 or 157.8%, this was mainly due to increased production in 2006 which led to an increase of workload for management.

(2) Listing expenses were $217,399 for the three months ended June 30, 2006, as compared to $108,612 for the same period of 2005, an increase of $108,787 or 100.2%, this was primarily due to increased share trading and professional services fees.

(3) Provision for doubtful accounts was $575,505 in the second quarter of 2006, as compared to an offset of $69,788 for the same period of 2005, an increase of $645,293.  The Company’s accounts receivable increased during the three months ended June 30, 2006 as a result of increased sales volume.  Management believes that the Company should record a higher provision for doubtful accounts to cover estimated credit losses.

(4) Warranty provision was $687,784 in the second quarter of 2006 as compared to $150,870 for the same period of 2005, an increase of $536,914 or 355.9%.  Management believes that the Company shall record higher reserves for warranty expenses to provide for the risks of product claims as increased market share.

(5) Labor insurance was $34,164 in the second quarter of 2006, as compared to $443,891 for the same period of 2005, a decrease of $409,727 or 92.3%.  The decrease in labor insurance expenses was due to each of the Company’s subsidiaries changing their respective calculation base for endowment insurance expenses set by local government policy, which was 20% of the minimum salary ratified by the authority in 2006.  In 2005 the endowment insurance expenses were recorded as 20% of the salary actually paid.

DEPRECIATION AND AMORTIZATION EXPENSES
For the three months ended June 30, 2006, the depreciation and amortization expenses excluding those recorded in cost of sales were $1,253,604, as compared to $769,950 for the three months ended March 31, 2005, an increase of $483,654 or 62.8%, as a result of USAI, one of the Joint-ventures of the Company, amortizing intangible assets for the three months ended June 30, 2006, while there were no such expenses for the same period of 2005.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses were $251,394 for the three months ended June 30, 2006, as compared to $138,239 for the three months ended March 31, 2005, an increase of $113,155 or 81.9%, as a result of increased research and development expenses on new products initiatives for the purpose of expanding the markets abroad.

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

INCOME FROM OPERATIONS
Income from operations was $3,027,093 for the three months ended June 30, 2006, as compared to $1,671,367 for the three months ended June 30, 2005, an increase of $1,355,726 or 81.1%, as a result of an increase of $3,304,394 or 55.4% in gross profit and an increase of $1,948,668 or 45.4% in operating expenses.

OTHER NON-OPERATING INCOME
Other non-operating income was $117,887 for the three months ended June 30, 2006, as compared to $31,702 for the three months ended June 30, 2005, an increase of $86,185 or 271.9%, as a result of increased materials sold during the six months ended June 30, 2006.

FINANCIAL EXPENSES
Financial expenses were $177,477 for the three months ended June 30, 2006, as compared to $324,368 for the three months ended June 30, 2005, a decrease of $146,891 or 45.3%, primarily due to decreased interest expenses resulting from decreased average balances of bank loans and decreased discount expenses resulting from the decreased volume of bills discounted.

INCOME BEFORE INCOME TAXES
Income before income taxes was $2,967,503 for the three months ended June 30, 2006, as compared to $1,378,701 for the three months ended June 30,2005, an increase of $1,588,802 or 115.2%, as a result of an increase in income from operations of $1,355,726 or 81.1%, an increase in other non-operating income of $86,185 or 271.9%, and a decrease in financial expenses of $146,891 or 45.3%.

INCOME TAXES
Income taxes expense was $850,739 for the three months ended June 30, 2006, as compared to $302,361 for the three months ended June 30, 2005, an increase of $548,378 or 181.4%. The increase was primarily due to an increase in income before income taxes. Furthermore, Zhejiang, one of the Company’s Sino-foreign Joint-ventures, has ended its two-year tax holiday as of December 2005 and has begun to pay income tax in 2006.

INCOME BEFORE MINORITY INTERESTS
Income before minority interests was $2,116,764 for the three months ended June 30, 2006, as compared to $1,076,340 for the three months ended June 30, 2005, an increase of $1,040,424 or 96.7%, as a result of an increase in income before income taxes of $1,588,802 or 115.2%, and an increase in income taxes of $548,378 or 181.4%.

MINORITY INTERESTS
Minority interests in the earnings of the Sino-foreign Joint-ventures amount to $1,365,128 for the three months ended June 30, 2006, as compared to $574,286 for the three months ended June 30, 2005, an increase of $790,842 or 137.7%. The increase was primarily due to an increase in net income for Henglong and Zhejian, two of the Company’s Sino-foreign Joint-ventures. The minority shareholders own 55.5% of Henglong's equity and 49% of Zhejiang’s equity during the three months ended June 30, 2006, respectively.

NET INCOME
Net income was $751,636 for the three months ended June 30, 2006, as compared to a net income of $502,054 for the three months ended June 30, 2005, an increase of $249,582 or 49.7%, as a result of an increase in income before minority interests of $1,040,424 or 96.7%, and an increase in minority interests of 790,842 or 137.7%.

RESULTS OF OPERATIONS——SIX MONTHS ENDED JUNE 30, 2006 AND 2005:

NET SALES
Net sales were $45,712,364 for the six months ended June 30, 2006, as compared to $30,739,759 for the six months ended June 30, 2005, an increase of $14,972,605 or 48.7%. The increase in net sales in 2006 as compared to 2005 was a result of the following factors:

(1) Primarily, the increase in sales was due to an increase in sales of domestic passenger vehicles.  As a result of increasing demands for domestic passenger vehicles which commenced at the beginning of 2005, the Company has adjusted its marketing strategies accordingly and concentrated on manufacturing and selling steering gears for domestic passenger vehicles and steering pumps, which led to sales from steering gears and pumps for the six months ended June 30, 2006 increasing 76.1% and 128.3% over the same periods of 2005, respectively.

(2) For the six months ended June 30, 2006, sales of steering gears and accessories for commercial vehicles decreased by 4.2% as compared to the same period of 2005. Although the Company has improved its sales by adopting technical innovation and expanding market share actively, it did not recover to the best historical level as it was heavily and adversely affected by state macro-controls.

GROSS PROFIT
For the six months ended June 30, 2006, gross profit was $16,216,342, as compared to $10,997,092 for the six months ended June 30, 2005, an increase of $5,219,250 or 47.5%. The increase in unit sales contributed to an increase of $5,244,979 in gross profit, a decrease in unit cost resulted in an increase of $2,242,584 in gross profit, which was partially offset by a decrease in selling prices resulting in a decrease of $2,268,313 in gross profit.

Gross margin was 35.5% for the six months ended June 30, 2006, a decrease of 0.3% from 35.8% for the same period of 2005. The decrease reflects a decrease in selling prices which was partially offset by a cost decrease for the six months ended June 30, 2006.

SELLING EXPENSES
Selling expenses were $2,608,970 for the six months ended June 30, 2006, as compared to $2,390,373 for the same period of 2005, an increase of $218,597 or 9.1%. The increased selling expenses for the six months ended June 30, 2006 were mainly due to the following factors:

(1) Increased transportation expenses. The Company recorded $817,837 of transportation expenses for the six months ended June 30, 2006, as compared to $482,359 for the same period of 2005, an increase of $335,478 or 69.6%, resulting from increased sales.

(2) Increased traveling allowance. The Company recorded $364,157 of traveling allowance for the six months ended June 30, 2006, as compared to $209,337 for the same period of 2005, an increase of $154,820 or 74.0%, mainly as a result of increased sales.

(3) Decreased after-sales expenses. The Company recorded $933,792 of after-sales expenses for the six months ended June 30, 2006, as compared to $1,033,036 for the same period of 2005, a decrease of $99,244 or 9.6%, this was mainly as a result of the Company having introduced certain policies to control the cost of after-sales, including recycling used parts.

(4) Decreased provision for market development: At the beginning of 2005, the Company began to strengthen its market development and instituted a policy for the establishment of a fund for market development expenditures. The Company recorded a provision of $202,311 for market development expenses during the six months ended June 30, 2006 based on its historical experience, as compared to $397,590 for the same period of 2005, a decrease of $195,279 or 49.1%.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses were $5,660,110 for the six months ended June 30, 2006, as compared to $3,372,325 for the same period of 2005, an increase of $2,287,785 or 67.8%.

Significant expense items that had increased on a comparable basis were salaries and wages, listing expenses, provision for doubtful accounts and warranty. Significant expense items that had decreased on a comparable basis were supplies and labor insurance. They are explained as follows:

(1) Salaries and wages were $1,484,845 for the six months ended June 30, 2006, as compared to $617,672 for the same period of 2005, an increase of $867,173 or 140.4%, this was mainly due to increased production in 2006 which led to increased workload for management.

(2) Listing expenses were $364,421 for the six months ended June 30, 2006, as compared to $203,799 for the same period of 2005, an increase of $160,622 or 78.8%, this was primarily due to increased share trading and professional services fees.

(3) Provision for doubtful accounts was $1,260,022 for the six months ended June 30, 2006, as compared to $47,949 for the same period of 2005, an increase of $1,212,073.  The Company’s accounts receivable increased during the six months ended June 30, 2006 as a result of increased sales volume.  Management believes that the Company should record a higher provision for doubtful accounts to cover estimated credit losses.

(4) Warranty provision was $1,270,420 for the six months ended June 30, 2006, as compared to $276,658 for the same period of 2005, an increase of $993,762 or 359.2%.  Management believes that the Company should record a higher reserve for warranty expenses to provide for the risks of product claims as increased market share.

(5) Supplies expense was $299,298 for the six months ended June 30, 2006, as compared to $601,158 for the same period of 2005, a decrease of $301,860 or 50.2%.  The decrease is due to the Company having executed a more economical and effective materials consumption standard for its administrative department during early 2006. These measures have been very effective.

(6) Labor insurance was $84,873 for the six months ended June 30, 2006, as compared to $755,051 for the same period of 2005, a decrease of $670,178 or 88.8%.  The decrease in labor insurance expenses was due to each of the Company’s subsidiaries changing their respective calculation base for endowment insurance expenses set by the local government policy, which was 20% of the minimum salary ratified by the authority in 2006.  The endowment insurance expenses were recorded as 20% of the salary actually paid in 2005.

DEPRECIATION AND AMORTIZATION EXPENSES
For the six months ended June 30, 2006, the depreciation and amortization expenses excluding those recorded in cost of sales were $1,942,094, as compared to $1,384,771 for the six months ended June 30, 2005, an increase of $557,323 or 40.2%, as a result of USAI, one of the Joint-ventures of the Company, amortizing intangible assets for the six months ended June 30, 2006, while there were no such expenses for the same period of 2005.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses were $441,141 for the six months ended June 30, 2006, as compared to $495,948 for the six months ended June 30, 2005, a decrease of $54,807 or 11.1%, as a result of the Company’s R&D department focusing on applications of technology previously purchased rather than new research initiatives for the six months ended June 30, 2006.

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

INCOME FROM OPERATIONS
Income from operations was $5,564,027 for the six months ended June 30, 2006, as compared to $3,284,825 for the six months ended June 30, 2005, an increase of $2,279,202 or 69.4%, as a result of an increase of $5,219,250 or 47.5% in gross profit and an increase of $2,940,048 or 38.1% in operating expenses.

OTHER NON-OPERATING INCOME
Other non-operating income was $201,227 for the six months ended June 30, 2006, as compared to $57,021 for the six months ended June 30, 2005, an increase of $144,206 or 252.9%, as a result of increased sales of materials during the six months ended June 30, 2006.

FINANCIAL EXPENSES
Financial expenses were $511,863 for the six months ended June 30, 2006, as compared to $607,601 for the six months ended June 30, 2005, a decrease of $95,738 or 15.8%, primarily due to decreased interest expenses resulting from decreased average balances of bank loans and decreased discount expenses resulting from the decreased volume of bills discounted.

INCOME BEFORE INCOME TAXES
Income before income taxes was $5,253,391 for the six months ended June 30, 2006, as compared to $2,734,245 for the six months ended June 30,2005, an increase of $2,519,146 or 92.1%, as a result of an increase in income from operations of $2,279,202 or 69.4%, an increase in other non-operating income of $144,206 or 252.9%, and a decrease in financial expenses of $95,738 or 15.8%.

INCOME TAXES
Income taxes expense was $1,051,450 for the six months ended June 30, 2006, as compared to $553,323 for the six months ended June 30, 2005, an increase of $498,127 or 90.0%. The increase was primarily due to an increase in income before income taxes. Furthermore, Zhejiang, one of the Company’s Sino-foreign Joint-ventures, has ended its two-year tax holiday as of December 2005 and has begun to pay income tax in 2006.

INCOME BEFORE MINORITY INTERESTS
Income before minority interests was $4,201,941 for the six months ended June 30, 2006, as compared to $2,180,922 for the six months ended June 30, 2005, an increase of $2,021,019 or 92.7%, as a result of an increase in income before income taxes of $2,519,146 or 92.1%, and an increase in income taxes of $498,127 or 90.0%.

MINORITY INTERESTS
Minority interests in the earnings of the Sino-foreign Joint-ventures amount to $2,355,907 for the six months ended June 30, 2006, as compared to $812,685 for the six months ended June 30, 2005, an increase of $1,543,222 or 189.9%. The increase was primarily due to an increase in net income for Henglong and Zhejian, two of the Company’s Sino-foreign Joint-ventures. The minority shareholders own 55.5% of Henglong's equity and 49% of Zhejiang’s equity during the six months ended June 30, 2006, respectively.

NET INCOME
Net income was $1,846,034 for the six months ended June 30, 2006, as compared to a net income of $1,368,237 for the six months ended June 30, 2005, an increase of $477,797 or 34.9%, as a result of an increase in income before minority interests of $2,021,019 or 92.7%, and an increase in minority interests of 1,543,222 or 189.9%.

LIQUIDITY AND CAPITAL RESOURCES
The Company has relied primarily on cash flow from operations, bank loans and investment for its capital requirements for the three months and six months ended June 30, 2006.

OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006

The Company’s operations used cash of $6,735,941 for the three months ended June 30, 2006, as compared with providing cash of $4,014,184 for the three months ended June 30, 2005, a decrease of $10,750,125, which is primarily the result of the following:

(1) Net cash from continued operations increased during the period as a result of increased cash flow provided by product sales and service: For the three months ended June 30, 2006, cash flow provided by product sales and service was $4,574,587, as compared to $2,483,148 for the same period of 2005, an increase of $2,091,439 as a result of increased sales in 2006.

(2) Net cash provided by operating activities decreased during the period as a result of increased net cash used in operating assets: For the three months ended June 30, 2006, net cash used in operating assets was $7,133,235, as compared to $1,239,141 for the same period of 2005, a decrease of $5,894,094, mainly due to increased operating assets along with the increased sales.

(3) Net cash from continued operations decreased during the period as a result of decreased net cash provided by operating liabilities: Net cash provided by operating liabilities decreased by $4,177,293 for the three months ended June 30, 2006, as compared to an increase of $2,770,177 for the same period of 2005, a decrease in net cash of $6,947,470, mainly due to a decrease in bills payable of $7,430,551 for the three months ended June 30, 2006, while it increased by $146,898 for the three months ended June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2006

The Company’s operations provided cash of $1,203,829 for the six months ended June 30, 2006, as compared with providing cash of $4,912,823 for the six months ended June 30, 2005, a decrease of $3,708,994, which is primarily the result of the following:

(1) Net cash from continued operations increased during the period as a result of increased cash flow provided by product sales and service: For the six months ended June 30, 2006, cash flow provided by product sales and service was $8,799,805, as compared to $4,739,532 for the same period of 2005, an increase of $4,060,273 as a result of increased sales in 2006.

(2) Net cash provided by operating activities decreased during the period as a result of increased net cash used in operating assets: For the six months ended June 30, 2006, net cash used in operating assets was increased by $15,914,302, as compared to $1,686,360 for the same period of 2005, a decrease of $14,227,942, mainly due to increased operating assets along with the increased sales.

(3) Net cash from continued operations increased during the period as a result of increased net cash provided by operating liabilities: The net cash provided by operating liabilities was increased by $8,318,326 for the six months ended June 30, 2006, as compared to an increase of $1,859,651 for the same period of 2005, an increase in net cash of $6,458,675, mainly due to increased account payable and provision for warranties by $5,377,861 and $1,270,420 for the six months ended June 30, 2006, respectively, while the account payable and provision for warranties increased by $697,484 and $276,658 for the same period of the prior year.

As of June 30, 2006, cash and cash equivalents were $19,792,500, and working capital was $24,134,914. As of December 31, 2005, cash and cash equivalents were $12,374,944 and working capital were $9,102,809, reflecting a current ratio of 1.35:1 and 1.15:1 at June 30, 2006 and December 31, 2005, respectively.

The Company intends to finance its operating costs and expenses for the remaining period of 2006 and next year in the following ways:

(1) The Company has working capital of $24,134,914 as of June 30, 2006 and cash flow provided from continued operations activities in the remaining months of 2006.

(2) Equity line of credit financing: On March 20, 2006, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP entitling it to, from time to time, sell common stock at a slight discount to the market price for an amount of up to $15 million. The Company has raised $300,000 in the three months ended June 30, 2006. Under the agreement, Cornell Capital Partners, LP has committed to provide funding to be drawn down over a 24-month period at the Company’s discretion, following a registration which was declared effective on April 28, 2006.

(3) Loans by banks: The Company’s Sino-foreign joint-ventures have good credit records with Chinese banks. Throughout 2006, the Company had a 364-day revolving credit line with the following banks, including $12,484,395, the equivalent of RMB100,000,000, from Bank of China, $8,739,076, the equivalent of RMB70, 000,000, from China Construction Bank, $2,496,879, the equivalent of RMB20,000,000, from CITIC Industrial Bank, $3,745,318, the equivalent of RMB30,000,000, from Shanghai Pudong Development Bank and $6,242,197, the equivalent of RMB50,000,000, from Jingzhou Commercial Bank, respectively.

INVESTING

THREE MONTHS ENDED JUNE 30, 2006

During the three months ended June 30, 2006, the Company expended net cash of $1,429,013 in investment activities, as compared to providing cash of $2,916,280 for the same period of 2005, an increase of $4,345,293 as a result of following factors:

(1) Net cash provided by investment activities increased during the period as a result of decreased net cash used in other receivables: For the three months ended June 30, 2006, net cash used in other receivables was decreased by $1,726,035, as compared to an increase of $1,123,711 for the same period of 2005, an increase of $2,849,746. The decreased net cash used in other receivables principally reflects Henglong, one of the subsidiary companies, receiving the investment proceeds from the Wuhu project, and Shenyang, one of the subsidiary companies, obtaining the warranty proceeds from purchasing property and equipment.

(2) Net cash used in investment activities decreased during the period as a result of decreased net disbursements in purchasing property and equipment: The Company expended net cash of $299,718 for purchasing property and equipment for the three months ended June 30, 2006, as compared to $1,674,042 for the three months ended June 30, 2005, a decrease of $1,374,324.

(3) Net cash used in investment activities decreased during the period as a result of decreased net disbursements in purchasing intangible assets: The Company expended net cash of $1,224 for purchasing intangible assets for the three months ended June 30, 2006, as compared to $118,527 for the three months ended June 30, 2005, a decrease of $117,303.

(4) Net cash provided by investment activities increased during the period as a result of increased net cash provided by other investment activities: For the three months ended June 30, 2006, the Company has achieved a translation gain of $3,920 in the foreign currency investment in Wuhu.

SIX MONTHS ENDED JUNE 30, 2006

During the six months ended June 30, 2006, the Company expended net cash of $993,661 in investment activities, as compared to using $3,687,041 for the same period of 2005, a decrease of $2,693,380 as a result of following factors:

(1) Net cash provided by investment activities increased during the period as a result of decreased net cash used in other receivables: For the six months ended June 30, 2006, net cash used in other receivables was decreased by $94,383, as compared to an increase of $1,265,964 for the same period of 2005, an increase of $1,360,347. The decrease net cash used in other receivables principally reflects Henglong, one of the subsidiary companies, receiving the investment proceeds from the Wuhu project, and Shenyang, one of the subsidiary companies, obtaining the warranty proceeds from purchasing property and equipment.

(2) Net cash used in investment activities decreased during the period as a result of decreased net disbursements in purchasing property and equipment: The Company expended net cash of $952,502 for purchasing property and equipment for the six months ended June 30, 2006, as compared to $2,226,932 for the six months ended June 30, 2005, a decrease of $1,274,430.

(3) Net cash used in investment activities decreased during the period as a result of decreased net disbursements in purchasing intangible assets: The Company expended net cash of $139,462 for purchasing intangible assets for the six months ended June 30, 2006, as compared to $194,145 for the six months ended June 30, 2005, a decrease of $54,683.

(4) Net cash provided by investment activities increased during the period as a result of increased net cash provided by other investment activities: For the six months ended June 30, 2006, the Company has achieved a translation gain of $3,920 in the foreign currency investment in Wuhu.

FINANCING

THREE MONTHS ENDED JUNE 30, 2006

During the three months ended June 30, 2006, the Company obtained net cash of $2,958,832 in financing activities, as compared to using $3,015,108 for the three months ended June 30, 2005, an increase of $5,973,940 as a result of following factors:

(1) Net cash provided in financing activities increased during the period as a result of increased net proceeds from bank loans: The Company has increased the net proceeds from bank loans of $2,496,879 for the three months ended June 30, 2006, as compared to a decrease of $3,012,048 for the same period of 2005, an increase of $5,508,927, mainly due to net cash provided by operating activities having decreased, which led to increased demand on bank loans.

(2) Net cash provided in financing activities decreased during the period as a result of increased dividends paid to the minority interest holders of Joint-ventures: The Company expended $614,742 of dividends to the minority interest holders of Joint-ventures for the three months ended June 30, 2006, while there was no such item for the same period of 2005.

(3) Net cash provided in financing activities decreased during the period as a result of decreased amounts due to shareholders/directors: The Company repaid $365,120 of advances from shareholders/directors for the three months ended June 30, 2006, as compared to $3,060 of advances from shareholders/directors for the same period of 2005, an increase of $362,060.

(4) Net cash provided in financing activities increased during the period as a result of issuing common stock: For the three months ended June 30, 2006, the Company raised $333,750 of cash through financing, less the relevant professional service fees of $314,010. The Company raised $19,740 of net cash actually during three months ended June 30, 2006.

(5) Net cash provided in financing activities increased during the period as a result of an increase in capital investment by minority shareholders of joint ventures: The minority shareholders of joint ventures have contributed $1,422,075 during the three months ended June 30, 2006, including Shanghai Hongxi Investment Inc., the minority shareholder of USAI investing $436,954; HongKong Tongda, the minority shareholder or Jielong investing $135,034; Wuhu Chery Technology Co., Ltd., the minority shareholder of Wuhu investing $850,087.

SIX MONTHS ENDED JUNE 30, 2006

During the six months ended June 30, 2006, the Company obtained net cash of $6,605,989 through financing activities, as compared to $1,335,186 for the six months ended June 30, 2005, an increase of $7,941,175 as a result of following factors:

(1) Net cash provided in financing activities increased during the period as a result of increased net proceeds from bank loans: The Company has increased the net proceeds from bank loans of $1,414,898 for the six months ended June 30, 2006, as compared to a decrease of $602,410 for the same period of 2005, an increase of $2,017,308, mainly due to net cash provided by operating activities having decreased, which led to increased demand on bank loans.

(2) Net cash provided in financing activities increased during the period as a result of decreased dividends paid to the minority interest holders of Joint-ventures: The Company expended $739,586 of dividends to the minority interest holders of Joint-ventures for the six months ended June 30, 2006, as compared to $787,321 for the same period of prior year, a decrease of $47,735.

(3) Net cash provided in financing activities decreased during the period as a result of decreased amounts due to shareholders/directors: The Company repaid $451,138 of advances from shareholders/directors for the six months ended June 30, 2006, as compared to $54,545 of advances from shareholders/directors for the same period of 2005, a decrease of $505,683.

(4) Net cash provided in financing activities increased during the period as a result of issuing common stock and financing: For the six months ended June 30, 2006, the Company raised $5,333,750 of cash through financing, less the relevant professional service fees of $374,010. The Company raised $4,959,740 of net cash actually during three months ended June 30, 2006.

(5) Net cash provided in financing activities increased during the period as a result of an increase in capital investment by minority shareholders of joint ventures: The minority shareholders of joint ventures have contributed $1,422,075 during the six months ended June 30, 2006, including Shanghai Hongxi Investment Inc., the minority shareholder of USAI investing $436,954; HongKong Tongda, the minority shareholder or Jielong investing $135,034; Wuhu Chery Technology Co., Ltd., the minority shareholder of Wuhu investing $850,087.

OFF-BALANCE SHEET ARRANGEMENTS
At June 30, 2006 and 2005, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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
Have entered into equipment contracts with total value approximately $4,719,967. Henglong paid $1,743,201 and $2,606,332 during 2004 and 2005. The Company paid $130,542 in the six months ended June 30, 2006 and $239,892 remains outstanding. The Company will pay $146,265 and $93,627 in the six months ended December 31, 2006 and in 2007, respectively.

March to December, 2004	Jiulong & some equipment manufacturers
Have entered into equipment contracts with total value of approximately $2,752,479. Jiulong paid $1,021,021 and $1,117,318 during 2004 and 2005. The Company paid $92,658 in the six months ended June 30, 2006 and $521,482 remains outstanding. The Company will pay $279,940 and $241,542 in the six months ended December 31, 2006 and in 2007, respectively.

April to December, 2005	Henglong & some equipment manufacturers
Have entered into equipment contracts with total value approximately $1,163,650. Henglong paid $1,039,442 in 2005 and $7,388 in the six months ended June 30, 2006, respectively, and $116,820 remains outstanding. The Company will pay $110,916 and $5,904 in the six months ended December 31, 2006 and in 2007, respectively.

April to December, 2005	Jiulong & some equipment manufacturers
Have entered into equipment contracts with total value approximately $637,108. Jiulong paid $350,542 in 2005 and $30,723 in the six months ended June 30, 2006, respectively, and $255,843 remains outstanding. The Company will pay $232,157 and $23,686 in the six months ended December 31, 2006 and in 2007, respectively.

April to December, 2005	USAI & some equipment manufacturers
Have entered into equipment contracts with total value approximately $238,577 in 2005. USAI paid $141,346 in 2005 and $45,277 in the six months ended June 30, 2006, respectively, and will pay off the remaining $51,954 during the six months ended December 31, 2006.

SUBSEQUENT EVENTS

None

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CREDIT RISK: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable from customers and other receivable due from related parties, which were controlled by Mr. Hanlin Chen, the Company’s Chairman.

Cash and cash equivalents are maintained with major state-owned banks in the PRC. The Management has not evaluated the credit risk from banks based on its notion that state-owned banks command considerable funds with good reputation.

The Company’s business activity is primarily with customers in the PRC. The Company periodically performs credit analysis and monitors the financial condition of its clients in order to minimize credit risk. Because of the increase of activities and business, and the increase of customers’ accounts receivable, there is no assurance that foresaid measures will be completely effective. The Company has approximately $38,000,000 of accounts receivable as of June 30, 2006, the Company’s revenues and/or operating cash flow would be materially and adversely affected if there is a 3% allowance for doubtful accounts which is a reduction of approximately $1,100,000 for the Company.

The other receivable due from related parties, which were controlled by Mr. Hanlin Chen, the Company’s Chairman, was $4,488,910 as of June 30, 2006. These amounts will be due on demand on or before December 31, 2006.

CURRENCY EXCHANGE RATE RISK:  The Company’s currency exchange rate risks consist primarily of currency from financing.  The Company’s financing activities were settled in US dollars and deposited in its bank account in US dollars, while the Company conducts virtually all of its business and investment activity in China and the value of its business is effectively denominated in Renminbi.  The Company will convert US dollars into RMB to conduct its investment activities and business.  The Company does not hedge its RMB - US dollar exchange rate exposure.  The Company has dollar holdings of approximately $3,900,000 as for June 30, 2006, if the exchange rate between US dollars and RMB were to increase by 10%, the Company would potentially suffer loss by approximately $390,000.  Therefore, the Company will choose to reduce its exposures through financial instruments (hedges) that provide offsets or limits to its exposures when considered appropriate.

MARKET INTEREST RATE RISK: The Company has $30,000,000 of short-term revolving credit line with annual interest expenses of $1,770,000 based on based on full utilization. Bank loan rates in China have a history of volatility and have been rising recently, and if market interest rates increase by 10%, such increases could result in increased loan interest for the company.

RISK OF INVENTORY PRICES: The risk to inventory prices of the Company comes from the upward movement in prices of raw materials and the downward movement of selling price. Management believes the latter is more material. In recent years, price fluctuation on raw materials was not excessive, but prices for steering gears have fluctuated significantly. During the years 2003-2005, prices for steering gear have decreased approximately 10% each year on average. In 2005, the output and sales of domestic commercial vehicles has decreased greatly as compared to 2004, as a result of state macro-controls. One of the Joint-ventures of the Company, Jiulong, also suffered similarly as a supplier of commercial vehicles. There is no sign that the market will recover. As of June 30, 2006, Jiulong’s inventory amount was approximately $6,000,000. If selling prices of steering decreases by 10%, then the income of the Company will decrease by $600,000. In 2006, the Company will take the following two measures to reduce inventories to a reasonable level thus decreasing the risk from inventory prices:
(1) Further develop the market in order to utilize finished goods inventory through increased sales.
(2) Improve internal information flows, balance inventories in various warehouses, and avoid unnecessary production.
But there is no assurance that the aforesaid measures will be effective.

ITEM 4. CONTROLS AND PROCEDURES

(a)     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, the “SEC”.  The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934, the “Exchange Act”, is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive and financial officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon and as of the date of that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)     CHANGES IN INTERNAL CONTROLS
There was no change in the Company’s internal control over financial reporting that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
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

          The automobile parts industry is a highly competitive business. Criteria for the Company’s customers include:
  Quality;
  Price/cost competitiveness;
  System and product performance;
  Reliability and timeliness of delivery;
  New product and technology development capability;
  Excellence and flexibility in operations;
  Degree of global and local presence;
  Effectiveness of customer service; and
  Overall management capability.

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

          For the six months ended June 30, 2006, approximately 14.1% of the Company’s sales were to Brilliance China Automotive Holdings Limited, approximately 12.3% were to Beiqi Foton Motor Co., Ltd., approximately 16.2% were to Chery Automobile Co., Ltd. and approximately 11.1% were to Zhejiang Geely Holding Co., Ltd., the Company’s four largest customers.  The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

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

The Company’s management controls approximately 87.2% of its outstanding common stock and may have conflicts of interest with its minority stockholders.

          Members of the Company’s management beneficially own approximately 87.2% of the outstanding shares of the Company’s common stock.  As a result, these majority stockholders have control over decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders, which could result in the approval of transactions that might not maximize stockholders’ value.  Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock.  The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders.

There is a limited public float of the Company’s common stock, which can result in its stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock.

          There is a limited public float of the Company’s common stock.  Of the Company’s outstanding common stock, approximately 13% is considered part of the public float.   The term “public float” refers to shares freely and actively tradable on the NASDAQ SmallCap Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act.  Due to the Company’s relatively small public float and the limited trading volume of its common stock, purchases and sales of relatively small amounts of the Company’s common stock can have a disproportionate effect on the market price for the Company’s common stock.   As a result, the market price of the Company’s common stock can be volatile. This stock price volatility could prevent a stockholder seeking to sell Company common stock from being able to sell it at or above the price at which the stock was bought.

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

          The Chinese Government has implemented various measures from time to time to control the rate of economic growth.  Some of these measures benefit the overall economy of China, but may have a negative effect on the Company.

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

Risks Related to the Standby Equity Distribution Agreement (“SEDA”)

Future sales by the Company’s stockholders may adversely affect its stock price and its ability to raise funds in new stock offerings.

Sales of the Company’s common stock in the public market following the SEDA could lower the market price of its common stock.  Sales may also make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that management deems acceptable, or at all.  Of the 23,274,495 shares of common stock outstanding as of June 30, 2006, all such shares are, or will be, freely tradable without restriction, unless held by our “affiliates.”  Some of these shares may be resold under Rule 144.

Existing stockholders could experience significant dilution from the Company’s sale of shares under the SEDA.

The Company’s financial needs will be partially provided from the SEDA.  The issuance of shares of the Company’s common stock under the SEDA, at below-market prices, will have a dilutive impact on its other stockholders and the issuance or even potential issuance of such shares could have a negative effect on the market price of its common stock. As a result, the Company’s net income per share could decrease in future periods, and the market price of the Company’s common stock could decline. In addition, the lower the Company’s stock price, the more shares of common stock it will have to issue under the SEDA to draw down the full amount. If the Company’s stock price is lower, then its existing stockholders would experience greater dilution.

Under the SEDA, Cornell Capital Partners will pay less than the then-prevailing market price of the Company’s common stock.

The common stock to be issued under the SEDA will be issued at a 1.5% discount to the lowest daily VWAP of the Company’s common stock during the five consecutive trading day period immediately following the date the Company notifies Cornell Capital Partners that it desires to access the SEDA; provided, that the price per share paid by Cornell Capital Partners will in no event be less than a minimum of 90% of the closing bid price for the Company’s common stock on the trading day immediately preceding the date that it delivers an advance request.  Further, Cornell Capital Partners will retain 4.5% of each advance under the SEDA.  Based on this discount, Cornell Capital Partners will have an incentive to sell immediately to realize the gain on the 1.5% discount.  These sales could cause the price of the Company’s common stock to decline, based on increased selling of its common stock.

The sale of the Company’s stock under the SEDA could encourage short sales by third parties, which could contribute to the future decline of the Company’s stock price.

In many circumstances, the provisions of a SEDA have the potential to cause a significant downward pressure on the price of a company’s common stock.  This is especially the case if the shares being placed into the market exceed the market’s ability to take up the increased stock or if the Company has not performed in such a manner to show that the equity funds raised will be used for growth.  Such an event could place further downward pressure on the price of the Company’s common stock.  The Company may request numerous drawdowns pursuant to the terms of the SEDA.  Even if the Company uses the SEDA to invest in ways that are materially beneficial to it, the opportunity exists for short sellers and others to contribute to the future decline of the Company’s stock price.  If there are significant short sales of stock, the price decline that would result from this activity in turn may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market.  If there is an imbalance on the sell side of the market for the Company’s common stock, the price will decline.

It is not possible to predict those circumstances whereby short sales could materialize or the extent to which the stock price could drop.  In some companies that have been subjected to short sales the stock price has dropped significantly.  This could happen to the Company’s stock price.

Cornell Capital Partners may sell shares of the Company’s common stock after it delivers an advance notice during the pricing period, which could cause the Company’s stock price to decline.

Cornell Capital Partners is deemed to beneficially own the shares of common stock corresponding to a particular advance on the date that the Company delivers an advance notice to Cornell Capital Partners, which is prior to the date the stock is delivered to Cornell Capital Partners. Cornell Capital Partners may sell such shares any time after the Company delivers an advance notice. Accordingly, Cornell Capital Partners may sell such shares during the pricing period. Such sales may cause the Company’s stock price to decline and if so would result in a lower VWAP during the pricing period, which would result in the Company having to issue a larger number of shares of common stock to Cornell Capital Partners in respect of the advance.

The Company may not be able to obtain a cash advance under the SEDA if Cornell Capital Partners holds more than 9.9% of the Company’s common stock.

In the event Cornell Capital Partners holds more than 9.9% of our then-outstanding common stock, the Company will be unable to obtain a cash advance under the SEDA.  A possibility exists that Cornell Capital Partners may own more than 9.9% of the Company’s outstanding common stock at a time when it would otherwise plan to request an advance under the SEDA.  In that event, if the Company is unable to obtain additional external funding, it could fail to achieve the corporate objectives that it had hoped to use the cash to achieve.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC. (Registrant)

Date: August 10, 2006	By:	/s/ HANLIN CHEN
Hanlin Chen, President and Chief Executive Officer

Date: August 10, 2006	By:	/s/ DAMING HU
Daming Hu, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3(i).1	Certificate of Incorporation*
3(i).2	Certificate of Amendment of Certificate of Incorporation**
3(ii).1	By - laws***
10.1	Standby Equity Distribution Agreement dated March 20, 2006 between the Company and Cornell Capital Partners, LP****
10.2	Placement Agent Agreement dated March 20, 2006 between the Company and Newbridge Securities Corporation****
10.3	Registration Rights Agreement dated March 20, 2006 between the Company and Cornell Capital Partners, LP****
10.4	Securities Purchase Agreement dated March 20, 2006 between the Company and Cornell Capital Partners, LP****
10.5	Investor Registration Rights Agreement dated March 20, 2006 between the Company and Cornell Capital Partners, LP****
10.6	Warrant to purchase 86,806 shares of common stock at $14.40 per share, issued to Cornell Capital Partners, LP****
10.7	Warrant to purchase 69,444 shares of common stock at $18.00 per share, issued to Cornell Capital Partners, LP****
10.8	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Hongkong Great Genesis Group Co., Ltd. and Wuhu Chery Technology Co., Ltd.*****
21.1	Subsidiaries of the Company******
31.1	Rule 13a-14(a)/15d-14(a) Certification -Hanlin Chen******
31.2	Rule 13a-14(a)/15d-14(a) Certification -Daming Hu******
32.1	Section 1350 Certification -Hanlin Chen******
32.2	Section 1350 Certification - Daming Hu******

* Incorporated by reference to exhibit 3(i) to the Company’s Form 10SB Registration Statement filed on August 27, 2001.

** Incorporated by reference to Appendix A to the Company’s Schedule 14C Definitive Information Statement filed on April 21, 2003.

*** Incorporated by reference to exhibit 3(ii) to the Company’s Form 10SB Registration Statement filed on August 27, 2001.

**** Incorporated by reference to the exhibit of the same number to the Company’s Form S-3 Registration Statement (File No. 333 - 133331) filed on April 17, 2006.

***** Incorporated by reference to the exhibit 10.8 to the Company’s Form 10Q Quarterly Report on May 10, 2006.

****** Filed herewith