Form 10-Q
period 2006-09-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2006-11-13
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐ No ☒

As of September 30, 2006, the Company had 23,289,495 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2006	2005
Operating revenue:
Net product sales, including $1,100,320 and $360,433 to related parties at September 30, 2006 and 2005, respectively	$22,399,673	$14,262,933
Net other sales (See Note 15)	341,225	525,167
	22,740,898	14,788,100
Operating cost:
Cost of product sales, including $602,127 and $337,108 purchased from related parties at September 30, 2006 and 2005, respectively	14,266,514	8,754,017
Cost of other sales (See Note 15)	284,991	373,010
	14,551,505	9,127,027
Gross profit	8,189,393	5,661,073

Operating expenses:
Selling expenses (See Note 15)	1,540,030	1,151,638
General and administrative expenses (See Note 15)	2,139,440	846,238
R&D expenses (See Note 15)	206,732	261,711
Depreciation and amortization (See Note 15)	904,622	607,392
	4,790,824	2,866,979

Income from operations	3,398,569	2,794,094
Non-operating income (See Note 15)	93,632	18,518
Financial (expenses)	(295,121)	(333,885)

Income before income taxes	3,197,080	2,478,727
Income taxes	470,617	597,427

Income before minority interests	2,726,463	1,881,300
Minority interests	1,194,340	804,388

Net income	$1,532,123	$1,076,912

Basic	$0.07	$0.05

Diluted	$0.07	$0.05
Weighted average number of common shares outstanding -
Basic	23,287,049	22,574,542
Diluted	23,287,782	22,574,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating revenue:
Net product sales, including $2,478,059 and $1,360,293 to related parties at September 30, 2006 and 2005, respectively	$68,112,037	$45,002,692
Net other sales (See Note 15)	1,154,242	1,248,758
	69,266,279	46,251,450
Operating cost:
Cost of product sales, including $1,932,329 and $1,232,897 purchased from related parties at September 30, 2006 and 2005, respectively	43,762,536	28,496,684
Cost of other sales (See Note 15)	897,406	1,048,245
	44,659,942	29,544,929
Gross profit	24,606,337	16,706,521
Operating expenses:
Selling expenses (See Note 15)	5,419,420	3,818,669
General and administrative expenses (See Note 15)	6,529,130	4,010,754
R&D expenses (See Note 15)	647,873	757,660
Depreciation and amortization (See Note 15)	2,846,716	1,992,163
	15,443,139	10,579,246
Income from operations	9,163,198	6,127,275
Non-operating income (See Note 15)	94,257	27,183
Financial (expenses)	(806,984)	(941,486)
Income before income taxes	8,450,471	5,212,972
Income taxes	1,522,067	1,150,750
Income before minority interests	6,928,404	4,062,222
Minority interests	3,550,247	1,617,073
Net income	$3,378,157	$2,445,149
Basic	$0.15	$0.11
Diluted	$0.15	$0.11
Weighted average number of common shares outstanding -
Basic	23,076,215	22,574,542
Diluted	23,084,675	22,585,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2006	2005
Net income	$1,532,123	$1,076,912
Other comprehensive income:
Foreign currency translation gain	—	1,329,624
Comprehensive income	$1,532,123	$2,406,536

	Nine Months Ended September 30,
	2006	2005
Net income	$3,378,157	$2,445,149
Other comprehensive income:
Foreign currency translation gain	601,399	1,329,624
Comprehensive income	$3,979,556	$3,774,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$18,424,513	$12,374,944
Pledged cash deposits	3,533,732	1,185,660
Accounts and notes receivable, net, including $3,583,158 and $1,829,075 from related parties at September 30, 2006 and December 31, 2005, respectively, net of an allowance for doubtful accounts of $3,677,533 and $2,856,025 at September 30, 2006 and December 31, 2005, respectively	50,702,026	41,580,320
Advance payments and other, including $342,135 and $312,036 to related parties at September 30, 2006 and December 31, 2005, respectively (See note 15)	1,475,131	1,029,892
Inventories	17,514,260	12,385,833
Total current assets	91,649,662	68,556,649

Long-term Assets:
Property, plant and equipment, net	38,349,268	39,796,033
Intangible assets, net	3,111,854	3,503,217
Other receivables, net, including $4,274,201 and $3,570,461 from related parties at September 30, 2006 and December 31, 2005, respectively, net of an allowance for doubtful accounts of $2,123,525 and $1,040,169 at September 30, 2006 and December 31, 2005, respectively	5,104,002	6,503,629
Advance payment for property, plant and equipment, including $705,388 and $599,729 to related parties at September 30, 2006 and December 31, 2005, respectively (See note 15)	3,040,858	1,096,121
Long-term investments	67,832	74,074
Total assets	$141,323,476	$119,529,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$16,229,713	$14,814,815
Accounts and notes payable, including $541,233 and $383,578 to related parties at September 30, 2006 and December 31, 2005, respectively	35,103,991	31,375,599
Customer deposits	288,564	157,919
Accrued payroll and related costs	1,504,462	1,418,093
Accrued expenses and other payables	6,119,563	5,191,617
Accrued pension costs	2,900,333	2,653,064
Taxes payable	5,206,614	4,172,212
Amounts due to shareholders/directors	259,525	766,642
Total current liabilities	67,612,765	60,549,961
Long-term liabilities:
Advances payable	301,552	301,614
Total liabilities	$67,914,317	$60,851,575
Minority interests	27,343,634	21,751,043

Stockholders' equity:
Preferred stock, $0.0001 par value-
Authorized - 20,000,000 shares
Issued and outstanding - None
Common stock, $0.0001 par value-
Authorized - 80,000,000 shares
Issued and outstanding-
23,289,495 and 22,574,543 shares at September 30, 2006 and December 31, 2005, respectively
Common stock, $0.0001 par value-	2,329	2,257
Additional paid-in capital	23,305,514	18,146,721
Retained earnings-
Appropriated	5,078,584	4,923,262
Unappropriated	15,745,015	12,522,181
Accumulated other comprehensive income	1,934,083	1,332,684
Total stockholders' equity	46,065,525	36,927,105
Total liabilities and stockholders' equity	$141,323,476	$119,529,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income from continuing operations	$1,532,123	$1,076,912
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Minority interests	1,194,340	804,388
Stock-based compensation	131,625	—
Depreciation and amortization	1,542,239	1,369,361
Allowance for doubtful accounts (Recovered)	597,562	(200,064)
Provision for long-term investment	6,242	—
Changes in operating assets and liabilities:
Increase (decrease) in:
Pledged deposits	(1,686,315)	351,506
Accounts and notes receivable	1,906,905	(210,405)
Advance payments and others (See Note 15)	(491,501)	(190,466)
Inventories	(2,761,466)	(582,850)
Increase (decrease) in:
Accounts and notes payable	(392,539)	(506,416)
Customer deposits	(478,404)	(30,844)
Accrued payroll and related costs	37,869	98,878
Accrued expenses and other payables	130,925	490,683
Accrued pension costs	66,395	46,947
Taxes payable	(41,763)	548,184
Advances payable		4,845
Net cash provided by (used in) operating activities (See Note 15)	1,294,237	3,070,659
Cash flows from investing activities:
(Increase) decrease in other receivables	181,408	(244,453)
Cash paid to acquire property, plant and equipment (See Note 15)	(2,723,803)	(3,003,243)
Cash paid to acquire intangible assets	(1,437)	(4,794)
Cash received from other investing activities	(3,920)	—
Net cash provided by (used in) investing activities (See Note 15)	(2,547,752)	(3,252,490)
Cash flows from financing activities:
Increase (decrease) in proceeds from bank loans	—	1,802,767
Dividends be paid to the minority interest holders of Joint-venture companies	(124,844)	—
Increase (decrease) in amounts due to shareholders/directors	(55,979)	23,712
Proceeds from issuance of common stock	67,500	—
Capital Contribution from the minority interest holders of Joint-venture companies	(1,149)	—
Net cash provided by (used in) financing activities (See Note 15)	(114,472)	1,826,479
Cash and cash equivalents effected by foreign currency (See Note 15)	—	1,327,839
Increase (decrease) in cash and cash equivalents	(1,367,987)	2,972,487
Cash and cash equivalents at the beginning of period	19,792,500	11,055,235
Cash and cash equivalents at the end of period	$18,424,513	$14,027,722

China Automotive Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Three Months Ended September 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$154,787	$268,141
Cash paid for income taxes	$556,212	$116,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,378,157	$2,445,149
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Minority interests	3,550,247	1,617,073
Stock-based compensation	131,625	68,850
Depreciation and amortization	4,876,558	3,661,800
Allowance for doubtful accounts (Recovered)	1,861,107	(2,743)
Provision for long-term investment	6,242	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	(2,348,072)	(671,834)
Accounts and notes receivable	(9,911,144)	3,663,852
Advance payments and others (See Note 15)	(445,239)	72,155
Inventories	(5,128,427)	(2,611,827)
Increase (decrease) in:
Accounts and notes payable	3,728,392	1,264,891
Customer deposits	130,645	(105,194)
Accrued payroll and related costs	86,369	120,371
Accrued expenses and other payables	2,413,794	178,328
Accrued pension costs	247,269	701,083
Taxes payable	1,034,402	347,760
Advances payable	(62)	4,689

Net cash provided by (used in) operating activities (See Note 15)	3,611,863	10,754,403

Cash flows from investing activities:
(Increase) decrease in other receivables	275,791	(1,510,417)
Cash paid to acquire property, plant and equipment (See Note 15)	(4,790,102)	(8,001,096)
Cash paid to acquire intangible assets	(140,899)	(198,939)
Net cash provided by (used in) investing activities (See Note 15)	(4,655,210)	(9,710,452)
Cash flows from financing activities:
Increase (decrease) in proceeds from bank loans	1,414,898	1,200,357
Dividends be paid to the minority interest holders of Joint-venture companies	(864,430)	(787,321)
Increase (decrease) in amounts due to shareholders/directors	(507,117)	78,257
Proceeds from issuance of common stock	5,027,240	—
Capital Contribution from the minority interest holders of Joint-venture companies	1,420,926	—
Net cash provided by (used in) financing activities (See Note 15)	6,491,517	491,293
Effect of exchange rate fluctuations on cash and cash equivalents (See Note 15)	601,399	1,327,839
Increase (decrease) in cash and cash equivalents	6,049,569	2,863,083
Cash and cash equivalents at the beginning of period	12,374,944	11,164,639
Cash and cash equivalents at the end of period	$18,424,513	$14,027,722

China Automotive Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine months Ended September 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$596,871	$649,424
Cash paid for income taxes	$958,507	$789,537
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common shares on a non-cash basis	$4	$—
Financing services fee related to issuance of common shares	$(4)	$—
Increase in capital by minority shareholders of Joint-venture Companies	$921,785	$—
Dividends payable to minority shareholders of Joint-venture Companies being converted into capital	$(921,785)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006

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

As of September 30, 2006 and 2005, Great Genesis owns the following aggregate net interests in seven Sino-foreign Joint-ventures organized in the PRC:

	Percentage Interest
	September 30,
Name of Entity	2006	2005

Shashi Jiulong Power Steering Co. Limited ("Jiulong")	81.0%	81.0%

Jingzhou Henglong Automotive Parts Co. Limited ("Henglong")	44.5%	44.5%

Shenyang Jinbei Henglong Automotive Steering System Co. Limited ("Shenyang")	70.0%	70.0%

Zhejiang Henglong & Vie Pump-Manu Co. Limited ("Zhejiang")	51.0%	51.0%

Universal Sensor Application, Inc. (“USAI”)	60.0%	60.0%

Wuhan Jielong Electric Power Steering Co., Ltd. (“Jielong”)	85.0%	--

Wuhu HengLong Auto Steering System Co., Ltd. (“Wuhu”)	77.33%	--

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

On April 12, 2005, the wholly-owned subsidiary of the company, Great Genesis entered into a Joint-venture agreement with Shanghai Hongxi Investment Inc., “Hongxi”, a company controlled by Mr. Hanlin Chen, the Company’s Chairman, and Sensor System Solution Inc., “Sensor”, to establish a joint venture, Universal Sensor Application Inc., “USAI”, in the Wuhan East Lake development zone. The registered capital of the Joint-venture is $10 million. Great Genesis and Hongxi will invest $6 million and $1 million, respectively, including cash and land and building, which will account for 60% and 10% of the total registered capital, respectively. Sensor will invest $3 million in technology, accounting for 30% of the total registered capital. As of September 30, 2006, Great Genesis has contributed $900,337, the equivalent of RMB7,200,000, Sensor has contributed $3,000,000, and Hongxi has contributed $436,954 in cash, the equivalent of RMB3,500,000.

On April 14, 2006, the wholly-owned subsidiary of the company, Great Genesis entered into a Joint-venture agreement with Hong Kong Tongda, “Tongda”, to establish a joint venture, Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”, in the Wuhan East Lake development zone. Jielong is mainly engaged in the production and sales of electric power steering, “EPS”. The registered capital of the Joint-venture is $6 million, the equivalent of RMB48,000,000. Great Genesis and Tongda will invest $5,100,000 and $900,000, respectively, amounting to 85% and 15% of the total registered capital, respectively. As of September 30, 2006, Great Genesis and Tongda have contributed $766,146 and $135,034 in cash, the equivalent of RMB6,120,000 and RMB1,080,000 respectively.

On March 31, 2006, as amended on May 2, 2006, Great Genesis, the wholly-owned subsidiary of the Company, entered into a Joint-venture agreement with Wuhu Chery Technology Co., Ltd., “Chery Technology”, to establish a Joint-venture, Wuhu Henglong Automotive Steering System Co., Ltd in the Wuhu Technological Development Zone. Wuhu is mainly engaged in the production and sales of automobile steering system. The registered capital of the Joint-venture is $3,750,387, the equivalent of RMB30,000,000. Great Genesis and Chery Technology will invest $2,900,300 and $850,087, respectively, which will account for 77.33% and 22.67% of the total registered capital, respectively. As of September 30, 2006, the capital of $3,750,387, the equivalent of RMB30,000,000, has been totally contributed in Wuhu.

Basis of Presentation - For the three months and nine months ended September 30, 2006 and 2005, the accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The subsidiaries include the seven Sino-foreign Joint-ventures mentioned in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Exchange rate used in translating the financial statements of the Company from its functional currency, “Renminbi”, into its reporting currency, “US Dollars”:

Reporting Period	Renminbi	US Dollars
Prior to July 1, 2005	$1	$0.1205
From July 1, 2005 to December 31, 2005	$1	$0.1233
From January 1, 2006 to September 30, 2006	$1	$0.1248

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the three months and nine months ended September 30, 2006.

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

The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

Income Per Share - Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of warrants.

Actual weighted average shares outstanding used in calculating basic and diluted earnings (loss) per share were:

	Three Months Ended September 30,
	2006	2005
Weighted average shares outstanding	23,287,049	22,574,542
Effect of dilutive securities	733	665
Diluted shares outstanding	23,287,782	22,575,207

	Nine months Ended September 30,
	2006	2005
Weighted average shares outstanding	23,076,215	22,574,542
Effect of dilutive securities	8,460	11,190
Diluted shares outstanding	23,084,675	22,585,732

The 156,250 shares underlying warrants issued to Cornell Capital Partners, LP on March 20, 2006 and 22,500 shares options issued to three independent directors on July 6, 2006 have not been included in the computation of diluted earnings (loss) per share because such inclusion would have had an anti-dilutive effect:

	Three Months Ended September 30,
	2006	2005
Anti-dilutive securities	200,819	—

	Nine months Ended September 30,
	2006	2005
Anti-dilutive securities	131,719	—

Stock-Based Compensation - The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

On March 20, 2006, the Company issued 37,863 shares of common stock to Cornell Capital Partners, LP and a placement agent in non-capital raising transactions, collectively at an exercise price of $11.885 per share as a commitment fee and a placement agent fee of $450,000 in connection with the establishment of a $15,000,000 equity line of credit under a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. The exercise value of $450,000 by issuing 37,863 shares of common stock were regarded as financing expenses and has been debited to additional paid-in capital. The excess of exercise value over par value, $449,996 has been credited to additional paid-in capital.

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation”, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS No. 123R, the cost of stock options and warrants issued to employees and non-employees is measured at the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

The weighted-average fair value of options granted during the periods 2006, 2005 and 2004 was $5.85, $3.06 and $2.45, respectively. The fair value of each option grant was estimated on the date of grant using option valuation model and assumptions noted in the table:

	2006	2005	2004
Expected volatility	93.19%	46.0%	121.6%
Risk-free rate	4.75%	3.6%	4.0%
Expected term (years)	5	5	2
Dividend yield	0.0%	0.0%	0.0%

The weighted average fair value of warranties issued during the periods 2006 was $5.33. The fair value of warrant grant was estimated on the date of grant using option valuation model and assumptions noted in the table:

Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
82.20%	4.66%	3	0%

On March 20, 2006, the Company raised a gross amount of $5,000,000 in a private placement (PIPE) to Cornell Capital Partners, LP, “Investor” by issuing 625,000 shares of common stock. As part of the financing cost, the Company issued a warrant to purchase 86,806 shares of common stock, exercisable for three years at an exercise price of $14.40 per share, and a warrant to purchase 69,444 shares of common stock, exercisable for three years at an exercise price of $18.00 per share, to Cornell Capital Partners, LP. The fair value of above-mentioned warrant at the grant date is $832,639, which was measured based on Black-Scholes option pricing model. This amount was recorded as financing expenses and debited to additional paid-in capital. Additionally, the same amount was credited to additional paid-in capital, resulting in zero effect on additional paid-in capital and the Consolidated Financial Statements.

On July 6, 2006, the Company issued options to purchase 7,500 shares of common stock to each of its three independent directors. Such stock options vest immediately upon grant and are exercisable at $7.94 per share over a period of five years. The fair value of the options at the grant date being $131,625 which was measured based on Black-Scholes option pricing model. The fair value was recorded as compensation expenses. This amount has been debited to operating expenses and credited to additional paid-in capital.

A summary of option activities under the plans to September 30, 2006 was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (years)
Outstanding - January 1, 2005	22,500	$4.50	2
Granted	22,500	6.83	5
Exercised	—	—	—
Cancelled	—	—	—
Outstanding - December 31, 2005	45,000	5.67	3.5
Granted	178,750	14.99	3.3
Exercised	(22,500)	4.50	—
Cancelled	—	—	—
Outstanding - September 30, 2006	201,250	14.07	3.4
Exercisable options-September 30, 2006	22,500	$6.83	5

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at September 30, 2006:

Range of Exercise Prices	Outstanding Stock Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Stock Options Exercisable	Weighted Average Exercise Price
$4.50 - $10.00	45,000	4.26	$7.39	22,500	$6.83
$10.01 - $20.00	156,250	2.47	16.00	—	—
	201,250		$14.07	22,500	$6.83

Product Warranties - The Company provided for the estimated cost of product warranties when the products were sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the changed product. Our estimates will be adjusted on the basis of actual claims and circumstances.

For the year ended December 31, 2005 and nine months ended September 30, 2006, the warranties activities were as follows:

	September 30, 2006	December 31, 2005
Balance at the beginning of year	$1,787,869	$548,390
Additions during the reporting period	2,346,672	1,787,870
Previous record for warranty, including estimation change	433,359	—
Settlement within reporting period, by cash or actual material	(1,500,220)	(561,931)
Foreign currency translation	20,088	13,540
Balance at the end of period	$3,087,768	$1,787,869

The Company has recorded $ 3,087,768 and $1,787,869 product warranty reserves for the periods ended September 30, 2006 and December 31, 2005, which were included in the accrued liabilities in the accompanying consolidated financial statements.

Comprehensive Income - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 which establishes standards for the reporting and disclosure of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

For the three months and nine months ended September 30, 2006, the Company’s only component of other comprehensive income is foreign currency translation gain of $0 and $601,399. These amounts have been recorded as a separate component of stockholders’ equity. For the three months and nine months ended September 30, 2005, the Company’s only component of other comprehensive income is foreign currency translation gain of $1,329,624 and $1,329,624.

Reclassifications - Certain reclassifications have been made to the Consolidated Statements of OperationsôConsolidated Statements of Cash Flows and Consolidated Balance Sheets for the three months and nine months ended September 30, 2005 to conform to the current year presentation. (See Note 15)

2. CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

The Company is subject to the consideration and risks of operating in the PRC. These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC.

The economy of the PRC differs significantly from the economies of the “western” industrialized nations in structure, level of development, gross national product, growth rate, capital investment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions in the PRC.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised in December 2003)” - an amendment of FASB Statements No. 87, 88, and 106 (Issued 12/03). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS 132R is effective for fiscal years beginning after December 15, 2003. The adoption of SFAS No. 132R did not have a significant effect on the Company’s financial statement presentation or disclosures.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost. The new statement also requires that allocation of fixed production overhead costs to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 must be applied prospectively and became effective for the Company beginning January 1, 2006. The Company adopted this statement beginning in the first quarter of 2006.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. The Company adopted this statement beginning in the first quarter of 2006.

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

4. ACCOUNTS AND NOTES RECEIVABLE
The Company’s accounts and notes receivable at September 30, 2006 (unaudited) and December 31, 2005 are summarized as follows:

	September 30, 2006	December 31, 2005
Accounts receivable	$36,769,824	$31,866,156
Notes receivable	17,609,755	12,570,189
	54,379,579	44,436,345
Less: allowance for doubtful accounts	(3,677,553)	(2,856,025)
	$50,702,026	$41,580,320

Notes receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

5. OTHER RECEIVABLES

The Company’s other receivable at September 30, 2006 (unaudited) and December 31, 2005 are summarized as follows:

	September 30, 2006	December 31, 2005

Other receivable	$7,227,527	$7,543,798
Less: allowance for doubtful accounts	(2,123,525)	(1,040,169)
	$5,104,002	$6,503,629

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.

Loan amounts receivable from related parties: As of September 30, 2006 (unaudited) and December 31, 2005, the loan amounts receivable from related parties are as follows:

Description	September 30, 2006	December 31, 2005

Amounts loaded to related parties controlled by Mr. Hanlin Chen, the Company's Chairman*	$3,182,244	$3,570,461
Amounts loaned to minority shareholders of Joint-venture Companies**	1,091,957	—
	$4,274,201	$3,570,461

*	This balance is interest bearing and will be due on demand or before December 31, 2006.
**	This balance is non-interest bearing and will be due on demand or before December 31, 2006.

6. INVENTORIES
Inventories at September 30, 2006 (Unaudited) and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005

Raw materials	$5,354,736	$3,025,467
Work-in-process	3,391,663	2,559,626
Finished goods	9,263,056	7,295,082
	18,009,455	12,880,175
Less: provision for loss	(495,195)	(494,342)
	$17,514,260	$12,385,833

The Company intends to increase the inventory to meet the demands of production and sales, resulting from the significant increase of sales.

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at September 30, 2006 (unaudited) and December 31, 2005 are summarized as follows:

	September 30, 2006	December 31, 2005

Land	$6,081,581	$5,043,046
Buildings	11,962,441	11,782,552
Machinery and equipment	32,000,252	30,980,053
Electronic equipment	2,176,909	2,023,457
Motor vehicles	2,129,799	2,179,161
Construction in progress	436,647	73,400
	54,787,629	52,081,669
Less: Accumulated depreciation	(16,438,361)	(12,285,636)
	$38,349,268	$39,796,033

8. INTANGIBLE ASSETS
The activities in the Company’s intangible asset account at September 30, 2006 (unaudited) and December 31, 2005 are summarized as follows:

	September 30, 2006	December 31, 2005

Balance at the beginning of year	$3,503,217	$392,552
Add: Additions during the period -
Management software license	61,798	3,147,867
Mapping design software license	39,739	93,827
Foreign currency translation gain	39,362	9,693
	3,644,116	3,643,939
Less: Amortization during the period	(532,262)	(140,722)
Balance at the end of the period	$3,111,854	$3,503,217

9. ACCOUNTS AND NOTES PAYABLE
Accounts and notes payable at September 30, 2006 (unaudited) and December 31, 2005 are summarized as follows:

	September 30, 2006	December 31, 2005
Accounts payable	$22,415,955	$15,615,402
Notes payable	12,688,036	15,760,197
	$35,103,991	$31,375,599

Notes payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits, notes receivable and certain plant and machinery to secure trade financing granted by banks.

10. BANK LOANS
At September 30, 2006, the Company through its Sino-foreign Joint-ventures had outstanding fixed-rate short-term bank loans of $16,229,713. The weighted average interest rate for the nine months ended September 30, 2006 was 5.88% per annum. Henglong, one of the Company’s joint ventures, provided Jiulong, another of the Company’s Joint-ventures, with loan guarantees covering bank loans of $6,242,197. The remaining bank loan of $9,987,516 was secured by mortgages on certain plant and equipment of the Company. There were no charges for these guarantee.

At December 31, 2005, the Company through its Sino-foreign Joint-ventures had outstanding fixed-rate short-term bank loans of $14,814,815. The weighted average interest rate for the year ended December 31, 2005 was 5.92% per annum. Jiulong, one of the Company’s Joint-ventures, provided Henglong, another of the Company’s Joint-ventures, with loan guarantees covering bank loans of $3,086,420. Henglong provided Jiulong with loan guarantees covering bank loans of $4,938,272. The remaining bank loan of $6,790,123 was secured by mortgages on certain plant and equipment of the Company. There were no charges for these guarantee.

11. AMOUNTS DUE TO SHAREHOLDERS/DIRECTORS
The activities in the amounts due to shareholders/directors at September 30, 2006 (unaudited) and December 31, 2005 are summarized as follows:

Balance, December 31, 2004	$589,594
Cash advances from shareholders	177,048
Balance, December 31, 2005	766,642
Cash repaid to shareholder	(507,117)
Balance, September 30, 2006	$259,525

As of September 30, 2006 and December 31, 2005, the amounts due to shareholders/directors were unsecured, interest-free and repayable on demand.

12. MINORITY INTERESTS
The activities in respect of the amounts of the minority interests’ equity at September 30, 2006 (unaudited) and December 31, 2005 are summarized as follows:

Balance, December 31, 2005	$21,751,043
Add: contribution by minority shareholders	2,342,710
Minority interests’ income	3,550,247
Less: dividends paid to the minority stockholders’ equity of Joint-venture companies	(300,367)
Balance, September 30, 2006	$27,343,633

On February 25, 2006, Jiulong, one of the Joint-ventures of the Company, held a meeting of the board and approved an increase in its capital stock of $1,897,628, the equivalent of RMB15,200,000, of which the Company subscribed $1,537,079, the equivalent of RMB12,312,000, and capital stock of $360,549, the equivalent of RMB2,888,000, subscribed by the minority shareholder was deducted from dividends payable.

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

On April 14, 2006, the wholly-owned subsidiary of the company, Great Genesis entered into a Joint-venture agreement with Hong Kong Tongda, “Tongda”, to establish a joint venture, Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”, in the Wuhan East Lake development zone. As of September 30, 2006, Great Genesis and Tongda have contributed $766,146 and $135,034 in cash, the equivalent of RMB 6,120,000 and RMB 1,080,000 respectively.

On March 31, 2006, as amended on May 2, 2006, Great Genesis, the wholly-owned subsidiary of the Company, entered into a Joint-venture agreement with Wuhu Chery Technology Co., Ltd., “Chery Technology”, to establish a Joint-venture, Wuhu Henglong Automotive Steering System Co., Ltd in the Wuhu Technological Development Zone. As of September 30, 2006, Great Genesis and minority stockholders have contributed $2,900,300 and $848,936 in cash, the equivalent of RMB23,200,000 and RMB6,800,000 respectively.

13. STOCKHOLDERS’ EQUITY
The activities in respect of the amounts of the stockholders’ equity at September 30, 2006 (unaudited) and December 31, 2005 are summarized as follows:

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid- in Capital
Balance, December 31, 2005	22,574,543	$2,257	—	$—	$18,146,720
Sale of common stock	677,089	68	—	—	5,027,173
Issuance of common shares related to financing services	37,863	4	—	—	(4)
Issuance of options for independent directors	—	—	—	—	131,625
Foreign currency translation gain	—	—	—	—	—
Net income for the period ended September 30, 2006	—	—	—	—	—
Balance, September 30, 2006	23,289,495	$2,329	—	$—	$23,305,514

	Retained Earnings
	Appropriated	Unappropriated	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2005	$4,923,262	$12,522,180	$1,332,684	$36,927,103
Sale of common stock	—	—	—	5,027,241
Issuance of common shares related to financing services	—	—	—	—
Issuance of options for independent directors				131,625
Foreign currency translation gain	—	—	601,399	601,399
Net income for the period ended September 30, 2006	—	3,378,157	—	3,378,157
Appropriation of retained earnings	155,322	(155,322)	—	—
Balance, September 30, 2006	$5,078,584	$15,745,015	$1,934,083	$46,065,525

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

No provision for Hong Kong profits tax has been made as Ji Long and Great Genesis are investment holding companies and did not have any assessable profits in Hong Kong during three months and nine months ended September 30, 2006 and 2005.

No provision for US income taxes has been made as the Company did not have any assessable profits in United States during three months and nine months ended September 30, 2006 and 2005.

15. RECLASSIFICATIONS
Certain reclassifications have been made to the Consolidated Statements of OperationsôConsolidated Statements of Cash Flows and Consolidated Balance Sheets for the three months and nine months ended September 30, 2005 to conform to the current year presentation.

Reclassification of Consolidated Statements of Operations:

	Three months ended September 30, 2005		Nine months ended September 30, 2005
Item	Original	Present	Original	Present
Revenues (costs and expenses):
General and administrative expenses - warranty	(128,366)	—	(405,024)	—
Operating expenses - “3-R Guarantees” service charge	—	(128,366)	—	(405,024)
General and administrative expenses - Depreciation and amortization expenses	(364,933)	—	(1,396,414)	—
Depreciation and amortization	—	(364,933)	—	(1,396,414)
General and administrative expenses - R & D expenses	(261,711)	—	(757,660)	—
R & D expenses	—	(261,711)	—	(757,660)
Stock-based compensation	—	—	(68,850)	—
General and administrative expenses - Compensation	—	—	—	(68,850)
Non-operating income	152,157	—	200,513	—
Net other sales	—	525,167	—	1,248,758
Cost of other sales	—	(373,010)	—	(1,048,245)
Total	(602,853)	(602,853)	(2,427,435)	(2,427,435)

Reclassification of Consolidated Balance Sheets:

	December 31, 2005
Item	Original	Present
Advances to suppliers	2,126,013	—
Prepayment of property and equipment	—	1,096,121
Prepaid expenses and other	—	1,029,892
Total	2,126,013	2,126,013

Reclassification of Statements of Cash Flows

	Three months ended September 30, 2005		Nine months ended September 30, 2005
Item	Original	Present	Original	Present
Net cash provided by (used in) operating activities	2,807,989	3,070,659	7,720,812	10,754,403
Net cash provided by (used in) investing activities	(1,311,264)	(3,252,490)	(4,998,305)	(9,710,452)
Net cash provided by (used in) financing activities	1,475,762	1,826,479	140,576	491,293
Effect of exchange rate fluctuations on cash and cash equivalents	—	1,327,839	—	1,327,839
Total	2,972,487	2,972,487	2,863,083	2,863,083

16. SIGNIFICANT CONCENTRATIONS
The Company grants credit to its customers, generally on an open account basis. The Company’s customers are all located in the PRC.

During the three months ended September 30, 2006, the Company’s ten largest customers accounted for 58.7% of the Company’s consolidated net sales, with each of two customers individually accounting for more than 10% of consolidated net sales, i.e. 14.4% and 13.5% individually, or an aggregate of 27.9%. At September 30, 2006, approximately 19.1% of accounts receivable were from trade transactions with the aforementioned two customers.

During the nine months ended September 30, 2006, the Company’s ten largest customers accounted for 65.5% of the Company’s consolidated net sales, with each of four customers individually accounting for more than 10% of consolidated net sales, i.e. 15.6%, 13.9%, 11.0% and 10.5% individually, or an aggregate of 51.0%. At September 30, 2006, approximately 34.1% of accounts receivable were from trade transactions with the aforementioned four customers.

During the three months ended September 30, 2005, the Company’s ten largest customers accounted for 68.3% of the Company’s consolidated net sales, with three customers individually accounting for more than 10% of consolidated net sales, i.e. 16.3%, 14.9% and 10.6% individually, or an aggregate of 41.8%. At September 30, 2005, approximately 26.0% of accounts receivable were from trade transactions with the aforementioned three customers.

During the nine months ended September 30, 2005, the Company’s ten largest customers accounted for an aggregate of 72.4% of its consolidated net sales, with four customers individually accounting for more than 10% of consolidated net sales, i.e. 15%, 11.3%, 10.9% and 10.7% individually, or an aggregate of 47.9%. At September 30, 2005, approximately 26% of accounts receivable were from trade transactions with the aforementioned four customers.

17. RELATED PARTY TRANSACTIONS

Henglong, one of the Joint-ventures of the Company, has constructed seven buildings dedicated to research and administration for its operations in Wuhan. Due to the unified building guidance and planning on floor and building areas by the government of Wuhan, the actual building areas were greater than the areas the Company needed. The Company decided to dispose of two of its seven buildings to WuHan Geological University Information S&T Development Co., Ltd. "WuHan Information", a Chinese company controlled by Mr. Hanlin Chen, the Chairman of the Company, at fair market value of $2,636,444, which was determined by an independent appraisal firm. The amount is secured by a mortgage in favor of the Company to assure payment of the receivable. As of September 30, 2006, this amount has not been repaid, but WuHan Information has paid the interest of $95,000 at an agreed conventional bank rate on November 10, 2006.

Related sales and purchases: During the three months and nine months ended September 30, 2006 and 2005, the Joint-ventures entered into related party transactions with companies with common directors as shown below:

	Three Months Ended September 30,
	2006	2005
Sales	$1,100,320	$360,433
Purchases	$602,127	$337,108

	Nine months Ended September 30,
	2006	2005
Sales	$2,478,059	$1,360,293
Purchases	$1,932,329	$1,232,897

These transactions were consummated under similar terms as those with the Company's customers and suppliers.

18. OFF-BALANCE SHEET ARRANGEMENTS
At September 30, 2006 and December 31, 2005, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

19. COMMITMENTS AND CONTINGENCIES:
The following table summarizes our major contractual payment obligations and commitments as of September 30, 2006:

		Payment Obligations by Period
	2006 (a)	2007	2008	2009	2010	Thereafter	Total
Obligations for service agreement	$—	$110,000	$110,000	$110,000	$110,000	$110,000	$550,000
Obligations for purchasing agreement	$510,990	$565,109	$—	$—	$—	$—	$1,076,099
Total	$510,990	$675,109	$110,000	$110,000	$110,000	$110,000	$1,626,099

(a) Remaining 3 months in 2006.

20. OPERATING INFORMATION OF THE COMPANY’S SINO-FOREIGN JOINT-VENTURES

The Company has no operations independent of those of Great Genesis and its subsidiaries, and the principal assets are its investments in Great Genesis and its subsidiaries. The operational results of Company’s Sino-foreign Joint-ventures for the three months and nine months ended September 30, 2006 and 2005 were summarized as follows:

	Parent Company		Henglong
	Three Months Ended September 30, (Unit: US Dollars, except ownership percentage)
	2006	2005	2006	2005

Proportionate ownership interest at the end of year	100%	100%	44.5%	44.5%
Net sales	3,826	593	12,906,647	8,919,345
Cost of sales and operating expenses	304,401	138,464	11,329,738	7,328,219

Operating earnings (losses)	(300,575)	(137,871)	1,576,909	1,591,126
Other income (expenses), net	312	(9)	(101,084)	(220,109)

Pretax earnings	(300,263)	(137,880)	1,475,825	1,371,017
Income tax	0	0	382,608	492,397

Income (expenses) before minority interest	(300,263)	(137,880)	1,093,217	878,620
Minority interest income (expenses)	0	0	624,020	475,708
Net earnings (expenses)	(300,263)	(137,880)	469,197	402,912

	Jiulong		Shenyang
	Three Months Ended September 30, (Unit: US Dollars, except ownership percentage)
	2006	2005	2006	2005
Proportionate ownership interest at the end of year	81%	81%	70%	70%
Net sales	7,616,711	4,086,869	3,736,832	2,803,932
Cost of sales and operating expenses	6,631,839	3,666,296	2,753,573	2,377,898

Operating earnings (losses)	984,872	420,573	983,259	426,034
Other income (expenses), net	(119,145)	(91,699)	5,988	830

Pretax earnings	865,727	328,874	989,247	426,864
Income tax	101,150	69,205	(120,368)	35,825

Income (expenses) before minority interest	764,577	259,669	1,109,615	391,039
Minority interest income (expenses)	126,295	105,404	330,652	117,312
Net earnings (expenses)	638,282	154,265	778,963	273,727

	Zhejiang		USAI
	Three Months Ended September 30,
	(Unit: US Dollars, except ownership percentage)
	2006	2005	2006	2005
Proportionate ownership interest at the end of year	51%	51%	60%	0%
Net sales	2,247,682	1,553,594	36,648	—
Cost of sales and operating expenses	1,708,596	1,332,959	233,427	—

Operating earnings (losses)	539,086	220,635	(196,779)	—
Other income (expenses), net	1,642	(4,380)	1,377	—

Pretax earnings	540,728	216,255	(195,402)	—
Income tax	107,227	—	—	—

Income (expenses) before minority interest	433,501	216,965	(195,402)	—
Minority interest income (expenses)	212,228	105,965	(78,161)	—

Net earnings (expenses)	221,273	110,290	(117,241)	—

	Wuhu		Jielong
	Three Months Ended September 30, (Unit: US Dollars, except ownership percentage)
	2006	2005	2006	2005
Proportionate ownership interest at the end of year	77.33%	0%	85.0%	0%
Net sales	—	—	—	—
Cost of sales and operating expenses	70,273	—	44,803	—

Operating earnings (losses)	(70,273)	—	(44,803)	—
Other income (expenses), net	7,092	—	2,329	—

Pretax earnings	(63,181)	—	(42,474)	—
Income tax	—	—	—	—

Income (expenses) before minority interest	(63,181)	—	(42,474)	—
Minority interest income (expenses)	(14,323)	—	(6,371)	—

Net earnings (expenses)	(48,858)	—	(36,103)	—

	Elimination		Total
	Three Months Ended September 30, (Unit: US Dollars, except ownership percentage)
	2006	2005	2006	2005
Proportionate ownership interest at the end of year
Net sales	3,807,448	2,576,233	22,740,898	14,788,100
Cost of sales and operating expenses	3,734,321	2,849,830	19,342,329	11,994,006

Operating earnings (losses)	73,127	(273,597)	3,398,569	2,794,094
Other income (expenses), net	—	—	(201,489)	(315,367)

Pretax earnings	73,127	(273,597)	3,197,080	2,478,727
Income tax	—	—	470,617	597,427

Income (expenses) before minority interest	73,127	(273,597)	2,726,463	1,881,300
Minority interest income (expenses)	—	—	1,194,340	804,388

Net earnings (expenses)	73,127	(273,597)	1,532,123	1,076,912

	Parent Company		Henglong
	Nine months Ended September 30, (Unit: US Dollars, except ownership percentage)
	2006	2005	2006	2005
Proportionate ownership interest at the end of year	100%	100%	44.5%	44.5%
Net sales	9,895	1,581	38,738,619	25,543,625
Cost of sales and operating expenses	1,281,287	496,897	32,866,236	22,664,913

Operating earnings (losses)	(1,271,392)	(495,316)	5,872,383	2,878,712
Other income (expenses), net	702,733	4,425	(399,837)	(568,924)

Pretax earnings	(568,659)	(490,891)	5,472,546	2,309,788
Income tax	—	—	1,167,734	731,362

Income (expenses) before minority interest	(568,659)	(490,891)	4,304,812	1,578,426
Minority interest income (expenses)	—	—	2,436,098	855,644

Net earnings (expenses)	(568,659)	(490,891)	1,868,714	722,784

	Jiulong		Shenyang
	Nine months Ended September 30, (Unit: US Dollars, except ownership percentage)
	2006	2005	2006	2005
Proportionate ownership interest at the end of year	81%	81%	70%	70%
Net sales	20,898,496	16,371,451	11,723,350	8,762,249
Cost of sales and operating expenses	19,046,561	14,956,000	9,923,915	7,337,385

Operating earnings (losses)	1,851,935	1,775,451	1,790,435	1,424,864
Other income (expenses), net	(334,679)	(336,383)	10,494	2,858

Pretax earnings	1,517,256	1,439,068	1,800,929	1,427,722
Income tax	54,300	302,035	(36,791)	117,353

Income (expenses) before minority interest	1,462,956	1,137,033	1,837,720	1,310,369
Minority interest income (expenses)	280,263	205,346	549,084	393,111

Net earnings (expenses)	1,182,693	931,687	1,288,636	917,258

	Zhejiang		USAI
	Nine months Ended September 30, (Unit: US Dollars, except ownership percentage)
	2006	2005	2006	2005
Proportionate ownership interest at the end of year	51%	51%	60%	0%
Net sales	7,238,942	4,014,362	146,567	—
Cost of sales and operating expenses	5,707,147	3,665,484	846,320	—
Operating earnings (losses)	1,531,795	348,878	(699,753)	—
Other income (expenses), net	(1,535)	(16,279)	1,533	—
Pretax earnings	1,530,260	332,599	(698,220)	—
Income tax	336,824	—	—	—
Income (expenses) before minority interest	1,193,436	332,599	(698,220)	—
Minority interest income (expenses)	587,784	162,973	(279,288)	—
Net earnings (expenses)	608,652	169,626	(418,932)	—

	Wuhu		Jielong
	Nine Months Ended September 30, (Unit: US Dollars, except ownership percentage)
	2006	2005	2006	2005
Proportionate ownership interest at the end of year	77.33%	0%	85.0%	0%
Net sales	—	—	—	—
Cost of sales and operating expenses	70,273	—	44,803	—
Operating earnings (losses)	(70,273)	—	(44,803)	—
Other income (expenses), net	7,092	—	2,329	—
Pretax earnings	(63,181)	—	(42,474)	—
Income tax	—	—	—	—
Income (expenses) before minority interest	(63,181)	—	(42,474)	—
Minority interest income (expenses)	(14,323)	—	(6,371)	—
Net earnings (expenses)	(48,858)	—	(36,103)	—

	Elimination		Total
	Nine months Ended September 30, (Unit: US Dollars, except ownership percentage)
	2006	2005	2006	2005
Proportionate ownership interest at the end of year
Net sales	9,489,590	8,801,818	69,266,279	46,251,450
Cost of sales and operating expenses	9,692,461	8,996,504	60,103,081	40,124,175
Operating earnings (losses)	(202,871)	(194,686)	9,163,198	6,127,275
Other income (expenses), net	700,857	—	(712,727)	(914,303)
Pretax earnings	497,986	(194,686)	8,450,471	5,212,972
Income tax	—	—	1,522,067	1,150,750
Income (expenses) before minority interest	497,986	(194,686)	6,928,404	4,062,222
Minority interest income (expenses)	—	—	3,550,247	1,617,073
Net earnings (expenses)	497,986	(194,696)	3,378,157	2,445,149

21. SUBSEQUENT EVENTS
None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion on risk factors in Item 1A of Part II of this quarterly report on Form 10-Q.

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

As of September 30, 2006 and 2005, Great Genesis owns the following aggregate net interests in seven Sino-foreign Joint-ventures organized in the PRC:

	Percentage Interest
Name of Entity	September 30,
	2006	2005
Shashi Jiulong Power Steering Co. Limited ("Jiulong")	81.0%	81.0%

Jingzhou Henglong Automotive Parts Co. Limited ("Henglong")	44.5%	44.5%

Shenyang Jinbei Henglong Automotive Steering System Co. Limited ("Shenyang")	70.0%	70.0%

Zhejiang Henglong & Vie Pump-Manu Co. Limited ("Zhejiang")	51.0%	51.0%

Universal Sensor Application, Inc. (“USAI”)	60.0%	60%

Wuhan Jielong Electric Power Steering Co., Ltd. (“Jielong”)	85.0%	—

Wuhu HengLong Auto Steering System Co., Ltd. (“Wuhu”)	77.33%	—

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

On April 12, 2005, the wholly-owned subsidiary of the company, Great Genesis entered into a Joint-venture agreement with Shanghai Hongxi Investment Inc., “Hongxi”, a company controlled by Mr. Hanlin Chen, the Company’s Chairman, and Sensor System Solution Inc., “Sensor”, to establish a joint venture, Universal Sensor Application Inc., “USAI”, in the Wuhan East Lake development zone. The registered capital of the Joint-venture is $10 million. Great Genesis and Hongxi will invest $6 million and $1 million, respectively, including cash and land and building, which will account for 60% and 10% of the total registered capital, respectively. Sensor will invest $3 million in technology, accounting for 30% of the total registered capital. As of September 30, 2006, Great Genesis has contributed $900,337, the equivalent of RMB7,200,000, Sensor has contributed $3,000,000, and Hongxi has contributed $436,954 in cash, the equivalent of RMB3,500,000.

On April 14, 2006, the wholly-owned subsidiary of the company, Great Genesis entered into a Joint-venture agreement with Hong Kong Tongda, “Tongda”, to establish a joint venture, Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”, in the Wuhan East Lake development zone. Jielong is mainly engaged in the production and sales of electric power steering, “EPS”. The registered capital of the Joint-venture is $6 million, the equivalent of RMB48,000,000. Great Genesis and Tongda will invest $5,100,000 and $900,000, respectively, amounting to 85% and 15% of the total registered capital, respectively. As of September 30, 2006, Great Genesis and Tongda have contributed $766,146 and $135,034 in cash, the equivalent of RMB6,120,000 and RMB1,080,000 respectively.

On March 31, 2006, as amended on May 2, 2006, Great Genesis, the wholly-owned subsidiary of the Company, entered into a Joint-venture agreement with Wuhu Chery Technology Co., Ltd., “Chery Technology”, to establish a Joint-venture, Wuhu Henglong Automotive Steering System Co., Ltd in the Wuhu Technological Development Zone. Wuhu is mainly engaged in the production and sales of automobile steering system. The registered capital of the Joint-venture is $3,750,387, the equivalent of RMB30,000,000. Great Genesis and Chery Technology will invest $2,900,300 and $850,087, respectively, which will account for 77.33% and 22.67% of the total registered capital, respectively. As of September 30, 2006, the capital of $3,750,387, the equivalent of RMB30,000,000, has been totally contributed in Wuhu.

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

SALES: Sales is mainly derived from automobile parts while the other sales are generated from the sales of raw materials and the non-recurring sales of used and unused equipment, as well as the automobiles balanced against the payment of goods by customers.

PRODUCT SALES:
The Company recognizes product sales revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value added tax laws have been complied with, and collectibility is probable. The Company recognizes product sales generally at the time the product is shipped. Concurrent with the recognition of revenue, the Company reduces revenue for estimated product returns. Shipping and handling costs are included in cost of goods sold. Revenue is presented net of any sales tax and value added tax.

OTHER SALES:
Other sales are recognized when the  products are shipped to the customer and when persuasive evidence of an arrangement exists, which means the significant risks and rewards of ownership have been transferred to the customer, the price is fixed or determinable and collectibility is reasonably assured. The sales revenue of materials is presented net of any sales tax and value added tax.

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

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005:

TOTAL REVENUES
Total sales revenues consist of product sales and net revenue from other sales. Total sales revenues for the three months ended September 30, 2006 increased by $7,952,798, representing a 53.8% increase, to $22,740,898 as compared to $14,788,100 for the same period of the prior year. Other sales were $341,225 for the three months ended September 30, 2006, as compared to $525,167 for the same period of 2005, a decrease of $183,942 or 35.0%, mainly due to a significant drop of sales of automobiles to customers under barter trade with no cash payment.

NET PRODUCT SALES
Net sales were $22,399,673 for the three months ended September 30, 2006, as compared to $14,262,933 for the three months ended September 30, 2005, an increase of $8,136,740 or 57.0%. The increase in net sales in 2006 as compared to 2005 was a result of the following factors:

(1) Primarily, the increase in sales was due to an increase in sales of domestic passenger vehicles.  As a result of increased demands for domestic passenger vehicles, demand for steering gear and steering pumps for domestic passenger vehicles were stimulated, which led to increased sales for steering gear and pumps for the three months ended September 30, 2006 by 49.1% and 63.6% over the same period of 2005, respectively.

(2) In the third quarter of 2006, sales of steering gear and accessories for commercial vehicles increased by 73.0% as compared to the same period of 2005. Sales for the three months ended September 30, 2005 were affected adversely by state macro-controls and were reduced to $3,717,623 as compared to past sales, an historical low. Sales of steering gear and accessories for commercial vehicles were $6,430,791 and recovered to normal sales of $6,000,000 during the three months ended September 30, 2006.

GROSS PROFIT
For the three months ended September 30, 2006, gross profit was $8,189,393, as compared to $5,661,073 for the three months ended September 30, 2005, an increase of $2,528,320 or 44.7%. The gross profit from other sales for the three months ended September 30, 2006, decreased by $95,924, representing a 63.0% decrease, to $56,234 as compared to $152,158 for the same period of the prior year, primarily due to a decrease in sales volume.

PRODUCT GROSS PROFIT
For the three months ended September 30, 2006, gross profit was $8,133,159, as compared to $5,508,917 for the three months ended September 30, 2005, an increase of $2,624,242 or 47.6%. The increase in sales volume contributed to an increase of $3,303,408 in gross profit, a decrease in unit cost resulted in an increase of $67,928 in gross profit, which was offset by a decrease in selling prices resulting in a decrease of $747,094 in gross profit.

Gross margin was 36.0% for the three months ended September 30, 2006, a decrease of 2.3% from 38.3% for the same period of 2005. The decrease in selling prices during the third quarter of 2006 was greater than the decrease in cost. The Company plans to take the following measures in the remaining three months of 2006 to further decrease its cost:

(1) Reduce labor costs.  The Company has purchased certain advanced production equipment, which optimizes manufacturing cycles, and further improves productivity capacity and efficiency.  The Company estimates that its labor costs will be reduced by 3% as compared to 2005 as a result of its optimized manufacturing cycles and reduced standard labor hours.

(2) Reduce the cost of raw materials.  In 2006, the Company plans to continue to control the costs of its raw materials in two ways:  First, volume purchase of major raw materials will be made through a bidding process, and for purchases of smaller quantities of non major materials, “target prices” will be set to guide such purchases.  Second, technical personnel have been encouraged to reevaluate the product structure and production techniques to optimize product design, reduce the weight of parts and wastage in the production process, and thus reduce the cost of raw materials.  The Company estimates that its material cost will be reduced by 2% as a result of these measures.

(3) Reduce manufacturing expenses.  In 2006, the Company will reexamine the standard material consumption rates, and regulate the program of approval and usage for supplementary materials, such as oil, cutting tools, dies and other supplies.  The Company estimates that its manufacturing expenses would be reduced by 1% through these measures.

SELLING EXPENSES
Selling expenses were $1,540,030 for the three months ended September 30, 2006, as compared to $1,151,638 for the same period of 2005, an increase of $388,392 or 33.7%. The increased selling expenses for the three months ended September 30, 2006 were mainly due to the following factors:

(1) Increased “3-R Guarantees” service expenses. “3-R Guarantees” service expenses were $421,966 for the three months ended September 30, 2006, as compared to $257,953 for the same period of 2005, an increase of $164,013 or 63.6%. The Company has increased its warranty rate to cover the product claim risks arising from its increased market share, including but not limited to the following factors: (a) The Company had extended its term of service from two years or 30,000 kilometers, whichever comes first, to three years or 50,000 kilometers, whichever comes first, to improve its product competitiveness in the market. The Management estimated that this would result in an increase of warranty reserves. (b) The consumer rights protection policies of "recall" stipulated by the Chinese Government had led to increased “3-R Guarantees” service charges, including the recalling of flawed vehicles policy.

(2) Increased provision for market development: In 2006, the Company recorded a higher provision for market development to strengthen its development in domestic and overseas markets to reach its sales target for this year. For the three months ended September 30, 2006, the Company recorded a provision of $586,586 for market development expenses based on its sales target established at the beginning of 2006, as compared to $233,287 for the same period of 2005, an increase of $353,299 or 151.4%.

(3) Increased transportation expenses. The Company recorded $324,728 of transportation expenses for the three months ended September 30, 2006, as compared to $150,629 for the same period of 2005, an increase of $174,099 or 115.6%, resulting from increased transportation volume.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses were $2,139,440 for the three months ended September 30, 2006, as compared to $846,238 for the same period of 2005, an increase of $1,293,202 or 152.8%. The increased general and administrative expenses for the three months ended September 30, 2006 were mainly due to the following factors:

(1) Increased salaries and wages. The salaries and wages of administrative staff were $589,868 for the three months ended September 30, 2006, as compared to $333,167 for the same period of 2005, an increase of $256,701 or 77.0%, mainly due to the two joint ventures of Jielong and Wuhu incorporated by the Company which led to an increase of administrative staff, as well as increased production in 2006 which led to an increase of workload for management.

(2) Increased administrative expenses. Administrative expenses were $465,929 for the three months ended September 30, 2006, as compared to $287,873 for the same period of 2005, an increase of $178,056 or 61.9%, mainly due to (i) significant increase in administrative expenses, such as meeting costs, traveling and entertainment, and (ii) increased office supplies after incorporating two joint ventures.

(3) Provision for doubtful accounts. Provision for doubtful accounts was $601,086 for the three months ended September 30, 2006, as compared to recovery of $28,839 for the same period of 2005, an increase of $629,925.  The Company’s accounts receivable increased during the three months ended September 30, 2006 as a result of increased sales volume.  Management believes that the Company should record a higher provision for doubtful accounts to cover estimated credit losses.

(4) Increased stock-based compensation. On July 6, 2006, the Company issued options to purchase 7,500 shares of common stock to each of its three independent directors.  These stock options vested immediately upon grant and were exercisable at $7.94 per share over a period of five years. The aggregate fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was estimated to be $131,625, which was charged to operations for the three months ended September 30, 2006, while there was no similar expense in the same period of 2005.

DEPRECIATION AND AMORTIZATION EXPENSES
For the three months ended September 30, 2006, the depreciation and amortization expenses excluding those recorded in cost of sales were $904,622, as compared to $607,392 for the three months ended September 30, 2005, an increase of $297,230 or 48.9%, as a result of USAI, one of the Company’s Joint-ventures of, amortizing intangible assets for the three months ended September 30, 2006, while there were no such expenses for the same period of 2005.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses were $206,732 for the three months ended September 30, 2006, as compared to $261,711 for the same period of 2005, a decrease of $54,979 or 21.0%, as a result of the Company’s R & D department focusing on applications of prior purchased technologies.

INCOME FROM OPERATIONS
Income from operations was $3,398,569 for the three months ended September 30, 2006, as compared to $2,794,094 for the three months ended September 30, 2005, an increase of $604,475 or 21.6%, as a result of an increase of $2,528,320 or 44.7% in gross profit and an increase of $1,923,845 or 67.1% in operating expenses.

OTHER NON-OPERATING INCOME
Other non-operating income was $93,632 for the three months ended September 30, 2006, as compared to $18,518 for the three months ended September 30, 2005, an increase of $75,114 or 405.6%, as a result of the Company receiving approximately $87,000 in subsidies from the government related to the introduction of domestic equipment, while there was no such item in the same period of 2005.

FINANCIAL EXPENSES
Financial expenses were $295,121 for the three months ended September 30, 2006, as compared to $333,885 for the three months ended September 30, 2005, a decrease of $38,764 or 11.6%, primarily due to decreased discount charges resulting from decreased volume of bills discounted.

INCOME BEFORE INCOME TAXES
Income before income taxes was $3,197,080 for the three months ended September 30, 2006, as compared to $2,478,727 for the three months ended September 30, 2005, an increase of $718,353 or 29.0%, as a result of an increase in income from operations of $604,475 or 21.6%, an increase in other non-operating income of $75,114 or 405.6%, and a decrease in financial expenses of $38,764 or 11.6%.

INCOME TAXES
Income taxes expense was $470,617 for the three months ended September 30, 2006, as compared to $597,427 for the three months ended September 30, 2005, a decrease of $126,810 or 21.2%. The decrease in income taxes reflects the Company’s having received approximately $150,000 in tax refunds from the Government, while there was no such refunds in 2005. In accordance with the relevant regulations of income taxes stipulated by the Ministry of Finance and the State Administration of Taxation, 40% of domestic equipment purchases are refundable from the increased income taxes of the purchasing year over those of the year before.

INCOME BEFORE MINORITY INTERESTS
Income before minority interests was $2,726,463 for the three months ended September 30, 2006, as compared to $1,881,300 for the three months ended September 30, 2005, an increase of $845,163 or 44.9%, as a result of an increase in income before income taxes of $718,353 or 29.0%, and a decrease in income taxes of $126,810 or 21.2%.

MINORITY INTERESTS
Minority interests in the earnings of the Sino-foreign Joint-ventures amounted to $1,194,340 for the three months ended September 30, 2006, as compared to $804,388 for the three months ended September 30, 2005, an increase of $389,952 or 48.5%. The increase was primarily due to an increase in net income for two of the Company’s Sino-foreign Joint-ventures Henglong and Zhejiang. Minority shareholders own 55.5% of Henglong's equity and 49% of Zhejiang’s equity during the three months ended September 30, 2006.

NET INCOME
Net income was $1,532,123 for the three months ended September 30, 2006, as compared to a net income of $1,076,912 for the three months ended September 30, 2005, an increase of $455,211 or 42.3%, as a result of an increase in income before minority interests of $845,163 or 44.9%, and an increase in minority interests of $389,952 or 48.5%.

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005:

Total Revenues
Total sales revenues consist of product sales and net revenue from sales of materials and other assets. Total sales revenues for the nine months ended September 30, 2006 increased by $23,014,829, representing a 49.8% decrease, to $69,266,279 as compared to $46,251,450 for the same period of the prior year. Other sales were $1,154,242 for the nine months ended September 30, 2006, as compared to $1,248,758 of the same period of 2005, a decrease of $94,516 or 7.6%, mainly due to a decline in sales of automobiles to customers under barter trade with no cash payment.

NET PRODUCT SALES
Net sales were $68,112,037 for the nine months ended September 30, 2006, as compared to $45,002,692 for the nine months ended September 30, 2005, an increase of $23,109,345 or 51.4%. The increase in net sales in 2006 as compared to 2005 was a result of the following factors:

(1) Primarily, the increase in sales was due to an increase in sales of domestic passenger vehicles.  As a result, sales of steering gear and pumps for domestic passenger vehicles for the nine months ended September 30, 2006 increased 66.6% and 101.4% over the same periods of 2005, respectively.

(2) For the nine months ended September 30, 2006, sales of steering gears and accessories for commercial vehicles increased by 14.1% as compared to the same period of 2005, mainly due to the Company having expanded its market share by adopting technical innovation.

GROSS PROFIT
For the nine months ended September 30, 2006, gross profit was $24,606,337, as compared to $16,706,521 for the nine months ended September 30, 2005, an increase of $7,899,816 or 47.3%. The gross profit from other sales for the nine months ended September 30, 2006, increased by $56,322, representing a 28.1% increase, to $256,836 as compared to $200,514 for the same period of the prior year, primarily resulting from the increase in sale price.

PRODUCT GROSS PROFIT
For the nine months ended September 30, 2006, gross profit was $24,349,501, as compared to $16,506,008 for the nine months ended September 30, 2005, an increase of $7,843,492 or 47.5%. The increase in unit sales contributed to an increase of $8,548,387 in gross profit, a decrease in unit cost resulted in an increase of $2,310,513 in gross profit, which was partially offset by a decrease in selling prices resulting in a decrease of $3,015,407 in gross profit.

Gross margin was 35.8% for the nine months ended September 30, 2006, compared to the same period of 2005, a decrease of 0.9% from 36.7%. The decrease in selling prices was partially offset by a cost reduction for the nine months ended September 30, 2006.

SELLING EXPENSES
Selling expenses were $5,419,420 for the nine months ended September 30, 2006, as compared to $3,818,669 for the same period of 2005, an increase of $1,600,751 or 41.9%. The increased selling expenses for the nine months ended September 30, 2006 were mainly due to the following factors:

(1) Increased “3-R Guarantees” service expenses. “3-R Guarantees” service expenses were $2,626,177 for the nine months ended September 30, 2006, as compared to $1,567,646 for the same period of 2005, an increase of $1,058,531 or 67.5%. The Company has increased its warranty rate to satisfy the increased needs of “3-R Guarantees” service expenses, including but not limited to the following factors: (a) The Company had extended its term of service from two years or 30,000 kilometers, whichever comes first, to three years or 50,000 kilometers, whichever comes first, to improve its product competitiveness in the market. The Management estimated that it would result in an increase of warranty reserves. (b) In 2005 the Chinese Government had fully implemented the consumer rights protection policies of "recall" which began in 2004 (including the recalling of flawed vehicles policy), which led to increased “3-R Guarantees” service charges.

(2) Increased provision for market development: In 2006, the Company recorded a higher provision for market development to strengthen its development in domestic and overseas markets to reach its sales target for this year. For the nine months ended September 30, 2006, the Company recorded a provision of $788,898 for market development expenses based on its sales target established at the beginning of 2006, as compared to $630,877 for the same period of 2005, an increase of $158,021 or 25.1%.

(3) Increased transportation expenses. The Company recorded $1,142,565 of transportation expenses for the nine months ended September 30, 2006, as compared to $632,988 for the same period of 2005, an increase of $509,577 or 80.5%, resulting from increased transportation volume.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses were $6,529,130 for the nine months ended September 30, 2006, as compared to $4,010,754 for the same period of 2005, an increase of $2,518,376 or 62.8%. The increased general and administrative expenses for the nine months ended September 30, 2006 were mainly due to the following factors:

(1) Increased Salaries and wages. The salaries and wages of administrative staff were $2,074,713 for the nine months ended September 30, 2006, as compared to $950,839 for the same period of 2005, an increase of $1,123,874 or 118.2%, mainly due to the two joint ventures of Jielong and Wuhu incorporated by the Company which led to an increase of administrative staff, as well as increased production in 2006 which led to an increase of workload for management.

(2) Increased administrative expenses. Administrative expenses were $1,456,216 for the nine months ended September 30, 2006, as compared to $1,086,013 for the same period of 2005, an increase of $370,204 or 34.1%, mainly due to (i) a significant increase in administrative expenses, such as meeting costs, traveling and entertainment expenses, and (ii) increased office supplies after incorporating two joint ventures.

(3) Provision for doubtful accounts. The Company recorded $1,861,107 of provision for doubtful accounts for the nine months ended September 30, 2006, as compared to a collection of $19,110 for the same period of 2005, an increase of $1,841,997.  The Company’s accounts receivable increased during the nine months ended September 30, 2006 as a result of increased sales volume.  Management believes that the Company should record a higher provision for doubtful accounts to cover estimated credit losses.

(4) Increased stock-based compensation. On July 6, 2006, the Company issued options to purchase 7,500 shares of common stock to each of its three independent directors.  These stock options vested immediately upon grant and were exercisable at $7.94 per share over a period of five years. The aggregate fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was estimated to be $131,625, which was charged to operations for the nine months ended September 30, 2006.

On June 28, 2005, the Company issued options to purchase 7,500 shares of common stock to each of its three independent directors.  Such stock options vested immediately upon grant and were exercisable at $6.83 per share over a period of five years. The aggregate fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was estimated to be $68,850, which was charged to operations for the nine months ended September 30, 2005.

DEPRECIATION AND AMORTIZATION EXPENSES
For the nine months ended September 30, 2006, the depreciation and amortization expenses excluding those recorded in cost of sales were $2,846,716, as compared to $1,992,163 for the nine months ended September 30, 2005, an increase of $854,553 or 42.9%, as a result of USAI, one of the Company’s Joint-ventures, amortizing intangible assets for the nine months ended September 30, 2006, while there were no such expenses for the same period of 2005.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses were $647,873 for the nine months ended September 30, 2006, as compared to $757,660 of the same period of 2005, a decrease of $109,787 or 14.5%, as a result of the Company’s R & D department focusing on applications of prior purchased technologies.

INCOME FROM OPERATIONS
Income from operations was $9,163,198 for the nine months ended September 30, 2006, as compared to $6,127,275 for the nine months ended September 30, 2005, an increase of $3,035,923 or 49.5%, as a result of an increase of $7,899,816 or 47.3% in gross profit and an increase of $4,863,893 or 46.0% in operating expenses.

OTHER NON-OPERATING INCOME
Other non-operating income was $94,257 for the nine months ended September 30, 2006, as compared to $27,183 for the nine months ended September 30, 2005, an increase of $67,074 or 246.7%, as a result of the Company receiving approximately $87,000 in subsidies from the government related to the introduction of domestic equipment, while there was no such item in the same period of 2005.

FINANCIAL EXPENSES
Financial expenses were $806,984 for the nine months ended September 30, 2006, as compared to $941,486 for the nine months ended September 30, 2005, a decrease of $134,502 or 14.3%, primarily due to decreased discounting charges resulting from the decreased volume of bills discounted.

INCOME BEFORE INCOME TAXES
Income before income taxes was $8,450,471 for the nine months ended September 30, 2006, as compared to $5,212,972 for the nine months ended September 30, 2005, an increase of $3,237,499 or 62.1%, as a result of an increase in income from operations of $3,035,923 or 49.5%, an increase in other non-operating income of $67,074 or 246.7%, and a decrease in financial expenses of $134,502 or 14.3%.

INCOME TAXES
Income taxes expense was $1,522,067 for the nine months ended September 30, 2006, as compared to $1,150,750 for the nine months ended September 30, 2005, an increase of $371,317 or 32.3%. The increase in income taxes reflects an increase in income before income taxes, and Zhejiang, one of the Company’s Sino-foreign Joint-ventures, has ended its two-year tax holiday as of December 2005 and has begun to pay income tax in 2006. The decrease in income taxes reflects that the Company received approximately $510,000 in tax refunds from the Government, while there was no such refunds in 2005. In accordance with the relevant regulations of income taxes stipulated by the Ministry of Finance and the State Administration of Taxation, 40% of domestic equipment purchases are refundable from the increased income taxes of purchasing year over those of the year before.

INCOME BEFORE MINORITY INTERESTS
Income before minority interests was $6,928,404 for the nine months ended September 30, 2006, as compared to $4,062,222 for the nine months ended September 30, 2005, an increase of $2,866,182 or 70.6%, as a result of an increase in income before income taxes of $3,237,499 or 62.1%, and an increase in income taxes of $371,317 or 32.3%.

MINORITY INTERESTS
Minority interests in the earnings of the Sino-foreign Joint-ventures amounted to $3,550,247 for the nine months ended September 30, 2006, as compared to $1,617,073 for the nine months ended September 30, 2005, an increase of $1,933,174 or 119.5%. The increase was primarily due to an increase in net income for two of the Company’s Sino-foreign Joint-ventures Henglong and Zhejiang. Minority shareholders own 55.5% of Henglong's equity and 49% of Zhejiang’s equity during the nine months ended September 30, 2006, respectively.

NET INCOME
Net income was $3,378,157 for the nine months ended September 30, 2006, as compared to a net income of $2,445,149 for the nine months ended September 30, 2005, an increase of $933,008 or 38.2%, as a result of an increase in income before minority interests of $2,866,182 or 70.6%, and an increase in minority interests of $1,933,174 or 119.5%.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources and use of cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and internally generated cash. As of September 30, 2006, the Company has cash and cash equivalents of $18,424,513, as compared to $12,374,944 as of December 31, 2005.

The Company has working capital of $24,036,897 as of September 30, 2006, as compared to $8,006,688 as of December 31, 2005, an increase of $16,030,209.

The Company had bank loans maturing less than one year of $16,229,713 and bankers’ acceptance of $12,688,036 as of September 30, 2006. The Company currently expects to be able to obtain more bank loans and bankers’ acceptance bills again once it can provide adequate mortgages security. If the Company is not able to do so, it will have to refinance such debt as it becomes due or to repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. The mortgages related to the above-mentioned bank loans and banker's acceptance bills will be devalued by $4,271,328 as a result of depreciation. If the Company expects to be able to obtain $16,229,713 of bank loans and $12,688,036 of banker's acceptance bills, it is required to provide $4,271,328 of mortgages. The Company will obtain fewer loans with reduction of $2,067,446 if it cannot provide enough mortgages ($4,271,328 at 48% mortgage rates). The Company anticipates that the reduction of bank loans will not have a material adverse effect on its liquidity. On March 20, 2006, the Company has entered into a $15,000,000 equity line of credit of Standby Equity Distribution Agreement with Cornell Capital Partners, LP. As of September 30, 2006, the Company has adequate and working capital, as well as $14,700,000 available under the above-mentioned equity line of credit. The Company views these capitals as providing an ample available source of back-up liquidity in case of an unanticipated event.

Financing activities:

(a) Bank loans
As of September 30, 2006, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

Bank	Amount available	Amount borrowed
Comprehensive credit facilities Bank of China	$12,484,395	$9,277,903
Comprehensive credit facilities China Construction Bank	8,739,076	6,866,417
Comprehensive credit facilities CITIC Industrial Bank	2,496,879	2,496,879
Comprehensive credit facilities Shanghai Pudong Development Bank	4,993,758	3,650,312
Comprehensive credit facilities Jingzhou Commercial Bank	6,242,197	2,496,879
Comprehensive credit facilities Industrial and Commercial Bank of China	1,373,283	1,137,453
Total	$36,329,588	$25,925,843

The Company could entrust banks to issue notes payable or bank loans within its credit line by a 364-day revolving line. The Company refinanced its short-term debt during early 2006 at annual interest rates of 5.580% to 7.254%, and for terms of six to twelve months. Pursuant to the refinancing arrangement, the Company pledged $22,476,567 of equipment, $5,000,100 land use right and $3,609,288 property as security for its comprehensive credit facility with Bank of China; pledged $2,547,628 land use right and $2,131,361 property as security for its comprehensive credit facility with CITIC Industrial Bank; pledged $1,494,032 land use right and $6,481,885 as security for its comprehensive credit facility with Shanghai Pudong Development Bank; pledged $8,347,378 land use right as security for its comprehensive credit facility with Jingzhou Commercial Bank; pledged $1,344,485 land use right and $908,312 property as security for its comprehensive credit facility with Industrial and Commercial Bank of China; Jiulong, one of the Company’s Joint-venture, has entered into comprehensive credit facilities with  China Construction Bank, which was guaranteed by Henglong, the other Joint-venture of the Company.

(b)Financing from investors:

On March 20, 2006, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP with a total amount of $15 million. The Company has utilized $300,000 as of September 30, 2006. Under the agreement, Cornell Capital Partners, LP has committed to provide funding to be drawn down over a 24-month period at the Company’s discretion.

If the Company fails to obtain the same or similar terms for any debt or equity refinancing to meet its debt obligation, or fails to obtain extensions of maturity dates of these obligations as they become due, its overall liquidity and capital resources will be adversely affected.

Cash Requirements:

The following table summarizes the Company’s expected cash outflows resulting from financial contracts and commitments. The Company has not included information on its recurring purchases of materials for use in its manufacturing operations. These amounts are generally consistent from year to year, closely reflecting the Company’s levels of production, and are not long-term in nature (less than three months).

	Payment Upon Due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term bank loans	$16,229,713	$16,229,713	$—	$—	$—
Notes payable	12,688,036	12,688,036	—	—	—
Other contractual purchase commitments, including information technology	1,626,099	510,990	785,109	330,000	—
Total	$30,543,848	$29,428,739	$785,109	$330,000	$—

Short-term bank loans:

The following table summarizes the contract information of short-term borrowings between the banks and the Company:

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of payment	Amount
Bank of China	Working Capital	February 7, 2006	1	5.580%	Pay monthly	February 6, 2007	$624,220
Bank of China	Working Capital	March 8, 2006	1	5.580%	Pay monthly	March 7, 2007	1,872,659
Bank of China	Working Capital	May 16, 2006	1	5.850%	Pay monthly	May 15, 2007	2,496,879
Jingzhou Commercial Bank	Working Capital	March 28, 2006	1	7.254%	Pay monthly	March 27, 2007	2,496,879
CITIC Industrial Bank	Working Capital	June 15, 2006	1	5.850%	Pay monthly	June 14, 2007	2,496,879
Shanghai Pudong Development Bank	Working Capital	September 14, 2006	1	5.580%	Pay monthly	September 13, 2007	2,496,879
China Construction Bank	Working Capital	January 20, 2006	1	5.580%	Pay monthly	January 19, 2007	2,496,879
China Construction Bank	Working Capital	February 16, 2006	1	5.580%	Pay monthly	February 15, 2007	1,248,439
Total							$16,229,713

The Company should use the capital under the guidance described in the table. If the Company failed, it will be charged a penalty interest at 100% of the specified loan rate. The Company has to pay interest under the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged compounded interest at the specified rate. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial standard as of September 30, 2006, and will continue to comply with them.

The following table summarizes the contract information of issuing notes payable between the banks and the Company:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	October, 2006	$1,114,253
Working Capital	3-6	November, 2006	1,583,895
Working Capital	3-6	December, 2006	1,451,186
Working Capital	3-6	January, 2007	4,617,478
Working Capital	3-6	February, 2007	2,424,469
Working Capital	3-6	March, 2007	1,496,754
Total			$12,688,036

The Company should use the capital under the guidance described in the table. If it fails, the banks will no longer issue the notes payable, and it may have adverse effect on the liquidity and capital resources of the Company. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank had advanced payment for the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial standards as of September 30, 2006, and will continue to comply with them.

The Company had approximately $1,626,099 of capital commitment as of September 30, 2006, arising from equipment purchases for expanding production capacity. The Company intends to pay off $510,990 in the remaining three months of 2006 using its working capital. Management believes that it will not have a material adverse effect on the Company’s liquidity.

Cash flows:

(a) Operating activities

Three months ended September 30, 2006

The Company’s operations provided cash of $1,294,237 for the three months ended September 30, 2006, as compared to cash of $3,070,659 for the three months ended September 30, 2005, a decrease of $1,776,422, reflecting an increased pledged deposits and inventory. An increase in pledged deposits contributed a $1,686,315 decrease in cash outflow, mainly as a result of certain maturing notes payable in early October 2006, therefore the Company deposited sufficient cash into the banks in advance to prepared for payment to suppliers when those notes mature. An increase in inventory contributed a $2,761,466 increase in cash outflow, mainly due to the Company’s intention to produce sufficient inventories to meet increasing demands in the fourth quarter of 2006, a peak time for the Company. In view of the 364-day revolving notes payable in October and the increased inventories which will be turned into cash in peak season, the Company anticipates that an increase in pledged deposits and inventory will not have a material adverse effect on its future operating activates.

Nine months ended September 30, 2006

The Company’s operations provided cash of $3,611,863 for the nine months ended September 30, 2006, as compared to cash of $10,754,403 for the nine months ended September 30, 2005, a decrease of $7,142,540, primarily due to increased accounts and notes receivable. First, cash outflow increased by $4,871,578 along with increased accounts receivables, mainly due to an increase in sales this year of 49.8% as compared to the same period of 2005. The credit terms on sale of goods between customers and the Company generally ranged from 3 - 4 months, which resulted in increased accounts receivable so long as sales increased. This is a normal capital circulation and the Company believes that it will not have a material adverse effect on future cash flows. Second, cash outflow increased by $5,039,566 along with increased notes receivable, mainly due to the Company having sufficient working capital this year and reducing the discount on notes receivable to save interest expenses. Since the notes payable were based on bank credit standing, they might turn into cash any time as the Company elects. Therefore, the increase of notes receivable will not have a material adverse effect on the Company’s future operating activities.

(b) Investing activities

Three months ended September 30, 2006

During the three months ended September 30, 2006, the Company expended net cash of $2,547,752 in investment activities, as compared to $3,252,490 for the same period of 2005, a decrease of $704,738. The main investment activities during this period are purchase of property, plant and equipment for newly incorporated joint ventures. Currently, the projects are in their early preparatory stage and the Company will complete them next quarter. Management believes that these investing activities will not have a material adverse effect on the Company’s future operating activities, because the capital required for purchase of property, plant and equipment for the newly incorporated joint ventures will be contributed by the shareholders on a timely basis.

Nine months ended September 30, 2006

During the nine months ended September 30, 2006, the Company expended net cash of $4,655,210 in investment activities, as compared to $9,710,451 for the same period of 2005, a decrease of $5,055,241. The main investment activities during this period are purchase of property, plant and equipment for newly incorporated joint ventures. Currently, the projects are in their early preparatory stage and the Company will complete them next quarter. Management believes that these investing activities will not have a material adverse effect on the Company’s future operating activities, because capital required for purchase of property, plant and equipment for the newly incorporated joint ventures will be contributed by the shareholders on a timely basis.

(c) Financing activitiesæ

Three months ended September 30, 2006

During the three months ended September 30, 2006, the Company expended net cash of $114,472 in financing activities, as compared to providing net cash of $1,826,479 for the three months ended September 30, 2005, a decrease of $1,940,951, principally due to reduced demand for bank loans during this period, resulting from timing differences in bank loans and revolving credit lines.

Nine months ended September 30, 2006

During the nine months ended September 30, 2006, the Company obtained net cash of $6,491,517 through financing activities, as compared to $491,293 for the nine months ended September 30, 2005, an increase of $6,000,224 as a result of following factors:

(1) Net cash provided in financing activities increased during the period as a result of issuing common stock and financing: For the nine months ended September 30, 2006, the Company raised $4,926,000 of cash by issuing 654,589 shares of common stock to organizational investors for investment of new joint ventures, and raised additional $101,240 of cash due to exercise of options by independent directors. The Company raised a total $5,027,240 of net cash during the nine months ended September 30, 2006.

(2) Net cash provided in financing activities increased during the period as a result of an increase in capital investment by minority shareholders of joint ventures: The minority shareholders of joint ventures have contributed $1,420,926 during the nine months ended September 30, 2006, including Shanghai Hongxi Investment Inc., the minority shareholder of USAI investing $436,954; HongKong Tongda, the minority shareholder or Jielong investing $135,034; and Wuhu Chery Technology Co., Ltd., the minority shareholder of Wuhu investing $848,936 by cash. During the nine months ended September 30, the net cash inflow from capital contribution by minority shareholders of Sino-foreign joint ventures was $1,420,926 .

OFF-BALANCE SHEET ARRANGEMENTS
At September 30, 2006 and 2005, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual payment obligations and commitments as of September 30, 2006:

Payment Obligations by Period

	2006(a)	2007	2008	2009	2010	Thereafter	Total
Obligations for service agreement	$—	$110,000	$110,000	$110,000	$110,000	$110,000	$550,000
Obligations for purchasing agreement	$510,990	$565,109	$—	$—	$—	$—	$1,076,099
Total	$510,990	$675,109	$110,000	$110,000	$110,000	$110,000	$1,626,099

(a) Remaining 3 months in 2006.

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

The Company’s business activity is primarily with customers in the PRC. The Company periodically performs credit analysis and monitors the financial condition of its clients in order to minimize credit risk. Because of the increase of activities and business, and the increase of customers’ accounts receivable, there is no assurance that foresaid measures will be completely effective. The Company has approximately $33,000,000 of accounts receivable as of September 30, 2006, the Company’s revenues and/or operating cash flow would be materially and adversely affected if there is a 3% allowance for doubtful accounts which is a reduction of approximately $1,100,000 for the Company.

Other receivables due from related parties, was $5,722,836 as of September 30, 2006. These amounts will be due on demand on or before December 31, 2006, if related parties fail to pay on schedule, it is expected to have a material effect on the Company’s operating cash flow.

CURRENCY EXCHANGE RATE RISK:  The Company’s currency exchange rate risks consist primarily of currency from financing.  The Company’s financing activities were settled in US dollars and deposited in its bank account in US dollars, while the Company conducts virtually all of its business and investment activity in China and the value of its business is effectively denominated in Renminbi.  The Company converts US dollars into RMB to conduct its investment activities and business.  The Company does not hedge its RMB - US dollar exchange rate exposure.  The Company has dollar holdings of approximately $3,900,000 as at September 30, 2006, if the exchange rate between US dollars and RMB were to increase by 10%, the Company would potentially suffered loss of approximately $390,000.  Therefore, the Company will choose to reduce its exposures through financial instruments (hedges) that provide offsets or limits to its exposures when considered appropriate.

MARKET INTEREST RATE RISK: The Company has $30,000,000 of short-term revolving credit lines with annual interest expenses of $1,770,000 based on full utilization at current rates. Bank loan rates in China have a history of volatility and have been rising recently, and if market interest rates increase by 10%, such increases could result in increased loan interest for the company.

RISK OF INVENTORY PRICES: The risk to inventory prices of the Company comes from the upward movement in prices of raw materials and the downward movement of selling price. In recent years, price fluctuation on raw materials was not excessive, but prices for steering gear have fluctuated significantly. During the years 2003-2005, prices for steering gear have decreased approximately 10% each year on average. In 2005, the output and sales of domestic commercial vehicles has decreased greatly as compared to 2004, as a result of state macro-controls. One of the Joint-ventures of the Company, Jiulong, also suffered similarly as a supplier of commercial vehicles. There is no sign that the market will recover. As of September 30, 2006, Jiulong’s inventory amount was approximately $6,000,000. If selling prices of steering gear decreases by 10%, then the income of the Company will decrease by $600,000. In 2006, the Company will take the following two measures to reduce inventories to a reasonable level thus decreasing the risk from inventory prices:
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

          The automobile parts industry is a highly competitive business. Criteria for the Company’s customers include:

▪	Quality;

▪	Price/cost competitiveness;

▪	System and product performance;

▪	Reliability and timeliness of delivery;

▪	New product and technology development capability;

▪	Excellence and flexibility in operations;

▪	Degree of global and local presence;

▪	Effectiveness of customer service; and

▪	Overall management capability.

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

          For the nine months ended September 30, 2006, approximately 13.9% of the Company’s sales were to Brilliance China Automotive Holdings Limited, approximately 11.0% of the Company’s sales were to Beiqi Foton Motor Co., Ltd., approximately 15.6% of the Company’s sales were to Chery Automobile Co., Ltd. and approximately 10.5% of the Company’s sales were to Zhejiang Geely Holding Co., Ltd., the Company’s four largest customers.  The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

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

Sales of the Company’s common stock in the public market following the SEDA could lower the market price of its common stock.  Sales may also make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that management deems acceptable, or at all.  Of the 23,289,495 shares of common stock outstanding as of September 30, 2006, all such shares are, or will be, freely tradable without restriction, unless held by our “affiliates.”  Some of these shares may be resold under Rule 144.

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

CHINA AUTOMOTIVE SYSTEMS, INC. (Registrant)

Date: November 13, 2006	By:	/s/ HANLIN CHEN
Hanlin Chen, President and Chief Executive Officer

Date: November 13, 2006	By:	/s/ DAMING HU
Daming Hu, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3(i).1	Certificate of Incorporation*
3(i).2	Certificate of Amendment of Certificate of Incorporation**
3(ii).1	By - laws***
10.1	Standby Equity Distribution Agreement dated March 20, 2006 between the Company and Cornell Capital Partners, LP****
10.2	Placement Agent Agreement dated March 20, 2006 between the Company and Newbridge Securities Corporation****
10.3	Registration Rights Agreement dated March 20, 2006 between the Company and Cornell Capital Partners, LP****
10.4	Securities Purchase Agreement dated March 20, 2006 between the Company and Cornell Capital Partners, LP****
10.5	Investor Registration Rights Agreement dated March 20, 2006 between the Company and Cornell Capital Partners, LP****
10.6	Warrant to purchase 86,806 shares of common stock at $14.40 per share, issued to Cornell Capital Partners, LP****
10.7	Warrant to purchase 69,444 shares of common stock at $18.00 per share, issued to Cornell Capital Partners, LP****
10.8	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Hongkong Great Genesis Group Co., Ltd. and Wuhu Chery Technology Co., Ltd.*****
21.1	Subsidiaries of the Company******
31.1	Rule 13a-14(a)/15d-14(a) Certification -Hanlin Chen******
31.2	Rule 13a-14(a)/15d-14(a) Certification -Daming Hu******
32.1	Section 1350 Certification -Hanlin Chen******
32.2	Section 1350 Certification - Daming Hu******

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