Form 10-K
period 2006-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2007-04-02
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________.

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

(86) 716-8329196

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $ 0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chaper) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The Company’s revenues for its most recent fiscal year were $95,766,439

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, based upon the closing price of the common stock as reported on the NASDAQ Stock Market under the symbol “CAAS” on such date, was approximately $22,855,706.

23,959,702 shares of Common Stock outstanding as of February 27, 2007.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

COMPANY HISTORY

China Automotive Systems, Inc., “China Automotive” or the “Company”, was incorporated in the State of Delaware on June 29, 1999 under the name Visions-In-Glass, Inc..

On or around March 5, 2003, the Company acquired all of the issued and outstanding equity interests of Great Genesis Holding Limited, “Genesis”, a corporation organized under the laws of the Hong Kong Special Administrative Region, China, by issuance of 20,914,250 shares of common stock to certain sellers. After the acquisition, the Company continued the operations of Genesis. Genesis owns all of the capital stock of Ji Long Enterprises Investment Corp. Ltd., a Hong Kong Company, “Ji Long”. Ji Long in turn owns interests in seven Sino-joint ventures, which manufacture power steering systems and/or related products for different segments of the automobile industry in China.

   On May 19, 2003, the Company changed its name from Visions-In-Glass, Inc. to China Automotive Systems, Inc.

Effective July 17, 2006, Hanlin Chen, Qizhou Wu, Andy Yiu Wong Tse, Robert Tung, Haimian Cai, William E. Thomson and Guangxun Xu began serving their terms as members of the Company’s Board of Directors. The newly elected directors appointed Hanlin Chen as the Chief Executive Officer and Chairman of the Board of Directors, Qizhou Wu as the Chief Operating Officer and Daming Hu as Chief Financial Officer.

BUSINESS OVERVIEW

Unless the context indicates otherwise, the Company uses the terms “the Company”, “we”, “our” and “us” to refer to Genesis and China Automotive collectively on a consolidated basis. The Company is a holding company and has no significant business operations or assets other than its interest in Genesis. Through Genesis, the Company manufactures power steering systems and other component parts for automobiles. All operations are conducted through seven Sino-foreign joint ventures in China. Set forth below is an organizational chart as at December 31, 2006.

China Automotive Systems, Inc.

 |

 (100%)
Great Genesis Holdings Limited

 |

 (100%)
Ji Long Enterprise Investment Limited

 |

|	|	|	|	|	|	|
44.5%	81%	70%	51%	60%	(77.33%)	(85%)
Jingzhou Henglong	Shashi Jiulong	Shenyang Jinbei	Zhejiang Henglong	Universal Sensor	Wuhu Henglong	Wuhan Jielong
Automotive Parts	Power Steering	Henglong	& VIE Pump	Application., Inc.	Automotive	Electric
Co., Ltd.	Co., Ltd.	Automotive	Co., Ltd.		Steering System	Power Steering
		Steering System			Co., Ltd.	Co., Ltd.
Co., Ltd.
("Henglong)	("Jiulong")	("Shenyang")	("Zhejiang")	(“USAI”)	(“Wuhu”)	(“Jielong”)

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

On April 12, 2005, Great Genesis, entered into a joint-venture agreement with Shanghai Hongxi Investment Inc., “Hongxi”, a company controlled by Mr. Hanlin Chen, the Company’s Chairman, and Sensor System Solution Inc., “Sensor”, to establish a joint venture, Universal Sensor Application Inc., “USAI”, in the Wuhan East Lake Development Zone. The registered capital of the Joint-venture is $10 million. Great Genesis and Hongxi will invest $6 million and $1 million, respectively, including cash and land and building, which will account for 60% and 10% of the total registered capital, respectively. Sensor will invest $3 million in technology, accounting for 30% of the total registered capital. As of December 31, 2006, Great Genesis has contributed $900,337, the equivalent of RMB7,200,000 and Hongxi has contributed $436,954 in cash, the equivalent of RMB3,500,000. Even though the Company had not yet contributed 60% of the total capital, all parties had agreed that the Company was a 60% owner during 2006 and on December 31, 2006. USAI reported a net loss in 2006. Pursuant to the above joint venture agreement, Sensor has failed to contribute it's sensor-related technologies and thereby failed to fulfill it's capital contribution commitment as of March 20, 2007. As a result Sensor has withdrawn from USAI and another technology supplier is being sought.

    On April 14, 2006, Great Genesis, entered into a joint-venture agreement with Hong Kong Tongda, “Tongda”, to establish a joint venture, Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”, in the Wuhan East Lake Development Zone. Jielong is mainly engaged in the production and sales of electric power steering, “EPS”. The registered capital of the joint-venture is $6 million, the equivalent of RMB48,000,000. Great Genesis and Tongda will invest $5,100,000 and $900,000, respectively, amounting to 85% and 15% of the total registered capital, respectively. As of December 31, 2006, Great Genesis and Tongda have contributed $765,000 and $135,034 in cash, the equivalent of RMB6,136,830 and RMB1,081,620 respectively.

On March 31, 2006, as amended on May 2, 2006, Great Genesis, entered into a joint-venture agreement with Wuhu Chery Technology Co., Ltd., “Chery Technology”, to establish a Joint-venture, Wuhu Henglong Automotive Steering System Co., Ltd in the Wuhu Technological Development Zone. Wuhu is mainly engaged in the production and sales of automobile steering system. The registered capital of the Joint-venture is $3,750,387, the equivalent of RMB30,000,000. Great Genesis and Chery Technology will invest $2,900,300, the equivalent of RMB23,200,000 and $848,938, the equivalent of RMB6,800,000 respectively, which will account for 77.33% and 22.67% of the total registered capital, respectively. As of December 31, 2006, the capital of $3,750,387, the equivalent of RMB30,000,000, has been totally contributed in Wuhu.

The Company has business relations with more than sixty vehicle manufacturers, including FAW Group and Dongfeng Auto Group, two of the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd., the largest van manufacturers in China; Cherry Automobile Co., Ltd, the largest state owned car manufacturer in China, and Zhejiang Geely Automobile Co., Ltd., the largest private owned car manufacturer. In 2005 and 2006, the Company has supplied the power steering pumps for SAIC GM Wuling Co., one of the Sino-Foreign joint ventures established by General Motors (GM).

The Company currently owns two trademarks covering automobile parts and twelve Chinese patents covering power steering technology. The Company is in the process of integrating new advanced technologies such as electronic chips in power steering systems into its current production line and is pursuing aggressive strategies in technology to maintain a competitive edge within the automobile industry. In 2001, the Company signed a Ten-Year Licensing Agreement with Bishop Steering Technology Limited, a leader in automotive steering gear technology innovation which is expected to offer advanced technology for steering valves within the contract period. In 2003, the Company signed a Technology Transfer Agreement with Nanyang Ind. Co. Ltd., a leading steering column maker, for the technology necessary for electronic power steering (EPS) systems. In addition, the Company established with Tsinghua University a steering systems research institute designed to develop Electronic Power Steering (EPS) and Electronic Hydraulic Steering Systems (EHPS).

STRATEGIC PLAN

The Company’s short to medium term strategic plan is to focus on both domestic and international market expansion. To achieve this goal and higher profitability, the Company focuses on brand recognition, quality control, decreasing costs, research and development and strategic acquisitions. Set forth below are the Company’s programs:

- Brand Recognition. Under the Henglong and Jiulong brands, the Company offers four separate series of power steering sets and 310 models of power steering sets, steering columns, steering oil pumps and steering hoses.

- Quality Control. The Henglong and Jiulong manufacturing facilities passed the ISO/TS 16949 System Certification in January 2004, a well-recognized quality control system in the auto industry developed by TUVRheindland of Germany.

- Decrease Cost. By improving the Company’s production ability and enhancing equipment management, optimizing the process and products structure, perfecting the supplier system and cutting production cost, the Company’s goal is to achieve a more competitive profit margin.

- Research and Development. By partnering with Bishop Steering Technology Limited, Nanyang Ind. Co. Ltd. and Tsinghua University for the development of advanced steering systems, the Company’s objective is to gain increased market share in China.

- International Expansion. The Company has entered into agreements with several international vehicle manufacturers and auto parts modules suppliers and carried on preliminary negotiations regarding future development projects.

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

CUSTOMERS

The Company’s ten largest customers represent 72.6% of the Company’s total sales for the year ended December 31, 2006. The following table sets forth information regarding the Company’s ten largest customers.

Name of Major Customers	Percentage of Total Revenue in 2006
Chery Automobile Co., Ltd	16.4%
Brilliance China Automotive Holdings Limited	13.3%
Beiqi Foton Motor Co., Ltd.	11.1%
Zhejiang Geely Holding Co., Ltd	10.3%
Xi’an BYD Electric Car Co., Ltd	7.2%
Dongfeng Auto Group Co., Ltd	4.6%
China FAW Group Corporation	3.2%
Shanxi Heavy Auto Co., Ltd	2.5%
Shenyang Zhongshun Auto Co., Ltd	2.1%
Great Wall Motor Company Limited	1.9%
Total	72.6%

We primarily sell our products to the above-mentioned customers; we also have excellent relationships with them, including as their first-ranking supplier and developer for new product development for new models. While we intend to continue to focus on retaining and winning this business, we cannot ensure that we will succeed in doing so. It is difficult to keep these contracts as a result of severe price competition and customers’ diversification of their supply base. The Company’s business would be materially and adversely affected if it loses one or more of these major customers.

SALES AND MARKETING

The Company’s sales and marketing team has 102 sales persons, which are divided into an original equipment manufacturing, (OEM), team, a sales service team and a working group dedicated to international business. These sales and marketing teams provide a constant interface with the Company’s key customers. They are located in all major vehicle producing regions to more effectively represent the Company’s customers’ interests within the Company’s organization, to promote their programs and to coordinate their strategies with the goal of enhancing overall service and satisfaction. The Company’s ability to support its customers is further enhanced by its broad presence in terms of sales offices, manufacturing facilities, engineering technology centers and joint ventures.

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

DISTRIBUTION

The Company’s distribution system covers all of China. The Company has established sales and service offices with certain significant customers to deal with matters related to such customers in a timely fashion. The Company also established distribution warehouses close to major customers to ensure timely deliveries. The Company maintains strict control over inventories. Each of these sales and service offices sends back to the Company through e-mail or fax information related to the inventory and customers’ needs. The Company guarantees product delivery in 8 hours for those customers who are located within 200 km from the Company’s distribution warehouses, and 24 hours for customers who are located outside of 200 km from the Company’s distribution warehouses. Delivery time is a very important competitive factor in terms of customer decision making, together with quality, pricing and long-term relationships.

EMPLOYEES AND FACILITIES

As of December 31, 2006, the Company employed approximately 2,042 persons, including approximately 1,452 by Henglong and Jiulong, approximately 217 by Shengyan, approximately 264 by Zhejiang, approximately 43 by USAI and approximately 66 by Wuhu.

As of December 31, 2006, each of Henglong and Jiulong, Shenyang, Zhejiang and Wuhu has a manufacturing and administration area of 448,612 square meters, 35,354 square meters, 27,756 square meters, and 83,705 square meters, respectively.

Hubei Province, which is home to Dongfeng, one of the largest automakers in China, provides an ample supply of inexpensive but skilled labor to automotive-related industries. The annual production of the Company’s main product, power steering gears, was approximately 450,000 units, 510,000 units and 800,000 units in 2004, 2005 and 2006 respectively. Although the production process continues to rely heavily on manual labor, the Company has invested substantially in high-level production machinery to improve capacity and production quality. Approximately $21.5 million was spent over the last three years on professional-grade equipment -- approximately 88% of which is already in place and in use as of December 31, 2006.

RAW MATERIALS

The Company purchases various manufactured components and raw materials for use in its manufacturing processes. The principal components and raw materials the Company purchases include castings, electronic parts, molded plastic parts, finished sub-components, fabricated metal, aluminum and steel. The most important raw material is steel. The Company enters into purchase agreements with local suppliers. The annual purchase plans are determined at the beginning of the calendar year but are subject to revision every three months as a result of customers’ orders. A purchase order is made according to monthly production plans. This protects the Company from building up inventory when the orders from customers change.

The Company’s purchases from its ten largest suppliers represent in the aggregate 21.9% of all components and raw materials it purchased for the year ended December 31, 2006, with no single supplier providing more than 10% of total purchases.

All components and raw materials are available from numerous sources. The Company has not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally does not carry inventories of these items in excess of what is reasonably required to meet its production and shipping schedules.

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

Henglong owns a Hubei Provincial-Level Technical Center, which is approved by the Hubei Economic Commission. The center has a staff of 122, including 12 senior engineers, 2 foreign experts and 68 engineers, primarily focused on steering system R&D, tests, production process improvement and new material and production methodology application.

 In addition, the Company has partnered with Tsinghua University to establish a steering system research center, called Tsinghua Henglong Automobile Steering Research Institute, for the purposes of R&D and experimentation for Electronic-controlled Power Steering (EPS).

We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allow us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. We believe that continued research and development activities, including engineering, are critical to maintaining our pipeline of technologically advanced products. We have aggressively managed costs in other portions of our business in order to maintain our total expenditures for research and development activities, including engineering, at approximately $1,100,000, $1,000,000 and $1,500,000 for the years ended December 31, 2006, 2005 and 2004, respectively. In 2006, the sales of newly developed products accounted for about 9.6% of total sales.

COMPETITION

The automotive components industry is extremely competitive. Criteria for the Company’s customers include quality, price/cost competitiveness, system and product performance, reliability and timeliness of delivery, new product and technology development capability, excellence and flexibility in operations, degree of global and local presence, effectiveness of customer service and overall management capability. The power steering system market is fragmented in China, and the Company has seven major competitors. Of these competitors, two are Sino-foreign joint ventures while the other five are state-owned. Like many competitive industries, there is downward pressure on selling prices. For the year ended December 31, 2006, the selling price of the Company’s principal products was reduced by an average of 9.5% compared with 2005.

The Company’s major competitors, including Shanghai ZF and FKS, are component suppliers to specific automobile manufacturers. Shanghai ZF is the joint venture of SAIC and ZF Germany, which is an exclusive supplier to SAIC-Volkswagen and SAIC-GM. First Auto FKS is a joint venture between First Auto Group and Japan’s Koyo Company and its main customer is FAW-Volkswagen Company.

While the Chinese Government limits foreign ownership of auto assemblers to 50%, there is no analogous limitation in the automotive components industry. Thus opportunities exist for foreign component suppliers to set up factories in China. These overseas competitors employ technology that may be more advanced and may have existing relationships with global automobile assemblers, but they are generally not as competitive as the Company in China in terms of production cost and flexibility in meeting client requirements.

CHINESE AUTOMOBILE INDUSTRY

The Company is a supplier of automotive parts and all of its operations are located in China. An increase or decrease in output and sales of Chinese vehicles could result in an increase or decrease of the Company’s results of operations. According to the latest statistics from the China Association of Automobile Manufacturers, CAAM, in 2006, the output and sales volume of domestic made vehicles has reached 5,233,100 and 5,176,000 units respectively, with an increase of 32.76% and 30.02% compared with the same period of last year. The sales volume of national brand vehicles had reached 982,800 units, representing 25.67% of total passenger vehicles sales, an increase of 4.13% as compared with 21.54% market share in 2005. The output and sales volume of commercial vehicles has reached 2,050,000 and 2,040,000 units respectively with an increase of 15.0% and 14.0% over last year. National brand vehicles maintained a lead in the commercial vehicle market obtaining more than 96% thereof.

In 2006, due to the increased sales volume of Chinese vehicles, the Company’s sales of steering gear and steering pumps for passenger vehicles increased by 50.5% and 70.6%, respectively, as compared with the corresponding period in 2005, however, the Company’s sales of steering gears for commercial vehicles increased by 43.3% as compared with the corresponding period in 2005.

The Company expects that in 2007, China’s automobile market will develop steadily.

Lei Jiang, the Secretary General of the China Association of Automotive Manufacturers and Chairman of the Automobile Industry of the China Council for the promotion of International Trade, predicted that in 2007, there will be healthy development for the Chinese auto market, and the output and sales of vehicles will increase by approximately 15%. Based on this prediction, management believes that the Company’s net sales would increase by 15%-20%.

CHINESE ECONOMY

Management believes that the most important factor in understanding the Chinese automobile industry is the country’s rapid economic growth. Chinese economic growth maintained high levels in 2006. According to data from State Statistical Bureau, the Chinese economic growth reached 10.7% in 2006. Because of the growth of the Chinese economy and the increased income level of its residents, the investment by Chinese enterprises and consumption by Chinese residents will continue to increase rapidly.

Management believes that the continued investment and consumption growth will have a favorable effect on the sales of commercial vehicles and passenger vehicles.

HIGHWAY DEVELOPMENT

Management believes that the continuing development of the highway system will have a significant positive impact on the manufacture and sale of private automobiles. Statistics from the Ministry of Communications show that 94,000 kilometers of highway and 4,300 kilometers of expressway were developed in 2006. Total highways and expressways now amount to 2,014,000 kilometers and 44,000 kilometers, respectively.

DOING BUSINESS IN CHINA

CHINESE LEGAL SYSTEM

The practical effect of the Chinese legal system on the Company’s business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise Laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of other provinces. Similarly, the Chinese accounting laws mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles. The Chinese accounting laws require that an annual “statutory audit” be performed in accordance with Chinese accounting standards and that the books of account of Foreign Invested Enterprises be maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities. Otherwise, there is risk that its business license will be revoked.

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

Negative impact resulting from economic reform policies or nationalization could result in a total investment loss in the Company’s common stock.

Since 1979, the Chinese Government has reformed its economic system. Because many reforms are unprecedented or experimental, they are expected to be refined and readjusted. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect the Company’s operations.

Over the last few years, China’s economy has registered a high growth rate. Recently, there have been indications that the rate of inflation has increased. In response, the Chinese Government recently has taken measures to curb the excessively expansive economy. These measures included implementation of a unitary and well-managed floating exchange rate system based on market supply and demand for the exchange rates of Renminbi, restrictions on the availability of domestic credit, reduction of the purchasing capability of its citizens, and centralization of the approval process for purchases of certain limited foreign products. These austerity measures alone may not succeed in slowing down the economy’s excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese Government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

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

The Company uses a broad range of manufactured components and raw materials in its products, including castings, electronic components, finished sub-components, moulded plastic parts, fabricated metal, aluminum and steel, and resins. Because it may be difficult to pass increased prices for these items on to the Company’s customers, a significant increase in the prices of the Company’s components and materials could materially increase its operating costs and adversely affect its profit margins and profitability.

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

For the year ended December 31, 2006, approximately 16.4% of the Company’s sales were to Chery Automobile Co., Ltd, approximately 13.3% were to Brilliance China Automotive Holdings Limited, approximately 11.1% were to Beiqi Foton Motor Co., Ltd, and approximately 10.3% were to Zhejiang Geely Holding Co., Ltd, the Company’s four largest customers. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

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

The Company is subject to the requirements of environmental and occupational safety and health laws and regulations in China. The Company cannot provide assurance that it has been or will be at all times in full compliance with all of these requirements, or that it will not incur material costs or liabilities in connection with these requirements. Additionally, these regulations may change in a manner that could have a material adverse effect on the Company’s business, results of operations and financial condition. The capital requirements and other expenditures that may be necessary to comply with environmental requirements could increase and become a material expense of doing business.

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

The Company’s ability to operate its business and implement its strategies effectively depends on the efforts of its executive officers and other key employees. The Company depends on the continued contributions of its senior management and other key personnel. The Company’s future success also depends on its ability to identify, attract and retain highly skilled technical staff, particularly engineers and other employees with electronics expertise, together with managerial, finance and marketing personnel. The Company does not maintain a key person life insurance policy on Mr. Hanlin Chen. The loss of the services of any of the Company’s key employees or the failure to attract or retain other qualified personnel could substantially harm the Company’s business.

The Company’s management controls approximately 83.8% of its outstanding common stock and may have conflicts of interest with its minority stockholders.

Members of the Company’s management beneficially own approximately 83.8% of the outstanding shares of the Company’s common stock. As a result, these majority stockholders have control over decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders, which could result in the approval of transactions that might not maximize stockholders’ value. Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock. The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders.

There is a limited public float of the Company’s common stock, which can result in its stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock

There is a limited public float of the Company’s common stock. Of the Company’s outstanding common stock, approximately 16.2% is considered part of the public float. The term “public float” refers to shares freely and actively tradable on the NASDAQ SmallCap Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act. Due to the Company’s relatively small public float and the limited trading volume of its common stock, purchases and sales of relatively small amounts of the Company’s common stock can have a disproportionate effect on the market price for the Company’s common stock. As a result, the market price of the Company’s common stock can be volatile. This stock price volatility could prevent a stockholder seeking to sell Company common stock from being able to sell it at or above the price at which the stock was bought.

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

Although the Company is incorporated in the United States, the majority of its current revenues is in Chinese currency. Conducting business in currencies other than US dollars subjects the Company to fluctuations in currency exchange rates that could have a negative impact on the Company’s reported operating results. Fluctuations in the value of the US dollar relative to other currencies impact the Company’s revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. Historically, the Company has not engaged in exchange rate hedging activities. Although the Company may implement hedging strategies to mitigate this risk, these strategies may not eliminate the Company’s exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

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

The Chinese Government could change its policies toward private enterprise, which could adversely affect the Company’s business.

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

Sales of the Company’s common stock in the public market following the SEDA could lower the market price of its common stock. Sales may also make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that management deems acceptable, or at all. Of the 23,959,702 shares of common stock outstanding as of February 27, 2007, all such shares are, or will be, freely tradable without restriction, unless held by our “affiliates.” Some of these shares may be resold under Rule 144.

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

The common stock to be issued under the SEDA will be issued at a 1.5% discount to the lowest daily Volume Weighted Average Price, VWAP, of the Company’s common stock during the five consecutive trading day period immediately following the date the Company notifies Cornell Capital Partners that it desires to access the SEDA; provided, that the price per share paid by Cornell Capital Partners will in no event be less than a minimum of 90% of the closing bid price for the Company’s common stock on the trading day immediately preceding the date that it delivers an advance request. Further, Cornell Capital Partners will retain 4.5% of each advance under the SEDA. Based on this discount, Cornell Capital Partners will have an incentive to sell immediately to realize the gain on the 1.5% discount. These sales could cause the price of the Company’s common stock to decline, based on increased selling of its common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company’s headquarters are located at No. 1 Henglong Road, Yu Qiao Development Zone Shashi District, Jing Zhou City Hubei Province, PRC. Set forth below are the manufacturing facilities operated by each joint venture. The Company has long-term rights, forty to fifty years, to use the land and owns all of the land improvements.

Name of Entity	Product	Total Area (M2)	Building Area (M2)	Original Cost of Equipment	Site

Henglong	Automotive Parts	395,741	20,226	$17,383,308	Jingzhou City, Hubei Province

		13,393	13,707	-	Wuhan City, Hubei Province

Jiulong	Power Steering Gears	39,478	23,728	9,851,256	Jingzhou City, Hubei Province

Shenyang	Automotive Steering Gears	35,354	16,369	1,958,812	Shenyang City, Liaoning Province

Zhejiang	Steering Pumps	27,756	7,262	3,369,420	Zhuji City, Zhejiang Province

USAI	Sensor Modular	—	—	368,205	Wuhan City, Hubei Province

Wuhu	Automotive Steering Gears	83,705	15,197	8,472	Wuhu City, Anhue Province

Jielong	Electric Power Steering	—	—	33,000	Wuhan City, Hubei Province
Total		595,427	96,489	$32,972,473

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year 2006, we held a shareholder meeting, elected directors and approved the engagement of Schwartz Levitsky Feldman LLP as independent auditor.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) MARKET PRICES OF COMMON STOCK

The Company’s common stock has been traded on the NASDAQ Small Cap market under the symbol “CAAS”. The high and low bid intra-day prices of the common stock in 2006 and 2005 were reported on NASDAQ for the time periods indicated on the table below. Accordingly, the table below contains the high and low bid closing prices of the common stock as reported on the NASDAQ for the time periods indicated.

	Price Range
	2006		2005
	High	Low	High	Low
First Quarter	$14.04	$6.57	$12.46	$8.53
Second Quarter	11.19	6.41	9.8	6.14
Third Quarter	8.14	6.52	7.85	4.1
Fourth Quarter	$12.49	$6.68	$10.00	$4.27

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

(b) STOCKHOLDERS

The Company’s common shares are issued in registered form. Securities Transfer Corporation in Frisco, Texas is the registrar and transfer agent for the Company’s common stock. As of February 27, 2007, there were 23,959,702 shares of the Company’s common stock outstanding and the Company had approximately 76 stockholders of record.

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

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The securities authorized for issuance under equity compensation plans at December 31, 2006 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,200,000	$6.42	2,132,500

The stock options plan was approved in the 2004 Annual Meeting of Stockholders, and the maximum common shares for issuance under this plan are 2,200,000 with a period of 10 years.

ITEM 6.  SELECTED FINANCIAL DATA.

 The following selected financial data reflects the results of operations and balance sheet data for the years ended 2002 to 2006. The data below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report. The financial information presented may not be indicative of our future performance.

	Years Ended December 31,
	2006	2005	2004	2003	2002(1)
Statement of Operations Data:
Net sales	$95,766,439	$63,572,301	$58,185,845	$53,624,868	$—
Net income	4,811,704	3,315,478	6,867,337	3,871,269	4,159,000
Basic & Diluted earnings per share	0.21	0.15	0.30	0.18	0.20
Balance Sheet Data:
Total assets	152,108,538	119,529,723	105,486,645	95,846,750	19,427,000
Total liabilities	75,615,581	60,851,575	55,776,357	51,145,176	13,330,000
Minority interests	23,112,667	21,751,043	17,571,838	18,686,712	—
Shareholders equity	$53,380,290	$36,927,105	$32,138,450	$26,014,862	$6,097,000

(1). The minority joint venture partners have the right to participate in management before January 1, 2003. Pursuant to EITF 96-16, the Company accounted for its interest in these joint ventures under the equity method for the years ended December 31, 2002 and 2001. During early 2003, the directors of the Company and the other joint ventures in the Company’s Sino-foreign joint ventures executed “Act in Concert” agreements, accordingly, the Company has accounted for the above joint ventures on a consolidated basis since January 1, 2003 because the Company has exercised sufficient control over their management and operations.

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

GENERAL OVERVIEW:

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company”. The Company, through its Sino-foreign joint ventures, engaged in the manufacture and sales of automotive systems and components in the People’s Republic of China, the “PRC” or “China”, as described below.

    The Company owns the following aggregate net interests in seven Sino-foreign joint ventures organized in the PRC as of December 31, 2006.

	Percentage Interest
Name of Entity	2006	2005	2004
Jingzhou Henglong Automotive Parts Co., Ltd."Henglong"	44.5%	44.5%	44.5%
Shashi Jiulong Power Steering Gears Co., Ltd."Jiulong"	81.0%	81.0%	81.0%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd."Shenyang"	70.0%	70.0%	70.0%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd."Zhejiang"	51.0%	51.0%	51.0%
Universal Sensor Application Inc.“USAI”	60.0%	60.0%	—
Wuhan Jielong Electric Power Steering Co., Ltd. (“Jielong”)	85.0%	—	—
Wuhu HengLong Auto Steering System Co., Ltd. (“Wuhu”)	77.33%	—	—

Jiulong and Henglong were formed in 1993 and 1997 respectively, and they are mainly engaged in the production of rack and pinion power steering gear and integral power steering gear for cars and light and heavy-duty vehicles. Shenyang and Zhejiang were established in 2002 for the production of power steering parts and power steering pumps, respectively. USAI was established in 2005 and mainly engaged in the production and sales of sensor modular. Jielong and Wuhu were established in 2006, and they are mainly engaged in the production of rack and pinion power steering gear for cars and light vehicles and electric power steering, “EPS”. During 2006, USAI has entered into small batch production, Jielong and Wuhu were in the early technology and production preparation stage, and expected to start its small batch production in 2007.

Jingzhou Henglong Fulida Textile Co., Ltd. (“Jingzhou”) was formed in February 2003 to produce environmental textiles and raw materials, and was owned 51% by the Company. Effective August 31, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into an equity exchange agreement with Hubei Wanlong Investment Co., Ltd., for its 2.5% equity interest in Henglong.

The divested non-core business of Jingzhou has been treated as a discontinued operation under SFAS No. 144. Jingzhou’s results of operation and related charges have been reclassified as discontinued operations in the Company’s consolidated statements of operations in 2004.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage on net sales			Change in percentage
	December 31,
	2006	2005	2004	2005 to 2006	2004 to 2005
Income from continued operations:
Net sales	100.0%	100.0%	100.0%	50.6%	9.3%
Cost of sales	65.6	64.7	60.2	52.9	17.3
Gross profit	34.4	35.3	39.8	46.5	(2.9)
Gain on other sales (a)	0.3	0.6	1.4	(22.4)	(54.7)
Less: operating expenses
Selling expenses (a)	8.1	9.1	6.6	33.9	50.2
General and administrative expenses (a)	8.2	8.0	10.6	53.3	(17.1)
R & D expenses	1.1	1.5	2.6	10.3	(36.3)
Depreciation and amortization	3.9	4.1	1.5	46.5	204.0
Total operating expenses	21.3	22.7	21.3	41.4	16.7
Operating income	13.3	13.2	19.9	52.3	(27.5)
Other income (a)	0.1	0.2	1.5	(37.5)	(82.4)
Financial expenses	(0.9)	(1.8)	(1.3)	(28.6)	59.5
Income before income tax from continued operations	12.6	11.6	20.1	63.2	(37.0)
Income tax	1.7	2.2	1.1	21.7	121.8
Income before minority interests from continued operations	10.8	9.4	19.0	72.7	(45.8)
Minority interests	5.8	4.2	7.2	106.9	(35.9)
Net income from continued operations	5.0	5.2	—	45.1	(51.9)
Net loss from discontinued operations
Net loss from discontinued operations	—	—	(0.04)	—	(100.0)
Net income	5.0%	5.2%	11.8%	45.1%	(51.7%)

(a) For the convenience of comparability, the Company has reclassified warranty expenses from general and administrative expenses into selling expenses, also reclassified non-cash compensation into general and administrative expenses, and part of non-operating income which was attributable to operating income into Gain on other sales, to be consistent with the presentation of its financial statement for the year 2006.

RESULTS OF OPERATIONS: 2006 VERSUS 2005

NET SALES

The increase in net product sales of the Company is summarized as follows:

			Increase
	2006	2005	(Decrease)
Item	Amount ($)	Amount ($)	Amount ($)	Percentage %
Steering gear for commercial vehicles	$25,135,726	$17,534,929	$7,600,797	43.3%
Steering gear for passenger vehicles	60,248,178	40,044,635	20,203,543	50.5
Steering pumps	10,221,478	5,992,737	4,228,741	70.6
Sensor modular	161,057	-	161,057	-
Total	$95,766,439	$63,572,301	$32,194,138	50.6%

For the year ended December 31, 2006, net product sales were $95,766,439, as compared to $63,572,301 for the year ended December 31, 2005, an increase of $32,194,138 or 50.6%. The increase in net sales in 2006 as compared to 2005 was a result of several factors.

(1) Increases in the income of Chinese residents and the growth of consumption led to an increase in the sales of passenger vehicles and the increase in the Company’s sales of steering gear and pumps was due to these factors. As a result, sales of steering gear and pumps for domestic passenger vehicles for the year ended December 31, 2006 increased 50.5% and 70.6% over the same periods of 2005, respectively.

(2) Increased investments in China led to an increase in sales of commercial vehicles. For the year ended December 31, 2006, sales of steering gears and accessories for commercial vehicles increased by 43.3% as compared to the same period of 2005, mainly due to the Company having expanded its market share by adopting technical innovation.

(3) Through technological improvement to the Company’s production lines, the technological contents in, and production efficiency, of the Company’s products were raised, thus satisfying market needs.

 Based on the above reasons, the Company’s increase of net sales was 50.6% in 2006, which exceeded the anticipated increase of 15%-20%. In 2007, the Company intends to strive to increase net sales by 15%-20% by expanding its sales market both domestically and internationally. In the domestic market, the Company will strive to reach the sales targets for new model 323 sedan of Hainan Mazda Co., Ltd., LIONCEL sedan of Southeast Motor Co., Ltd. and ZX sedan of Dongfeng Peugeot Citroen Automobile Company Ltd. As for the international market, the Company will strive to reach the sales targets for the City Mini system and the commercial system of TATA motors, one of the biggest automakers in India.

GAIN ON OTHER SALES

Gain on other sales consisted of net amount retained from sales of materials and other assets. For the year ended December 31, 2006, gain on other sales were $279,216, as compared to $359,986 for the year ended December 31, 2005, a decrease of $80,770 or 22.4%. Sales of materials for the year ended December 31, 2006 were $295,826, which decreased by $23,579 or 7.4%, as compared with $319,405 for the same period of 2005, due to decreased sales volume of materials. Loss from sales of other assets for the year ended December 31, 2006 was $16,610, which decreased by $57,191, as compared with profit from sales of other assets of $40,581 for the same period of 2005.

GROSS PROFIT FROM PRODUCT SALES

For the year ended December 31, 2006, the gross profit was $32,909,814, as compared to $22,466,823 for the year ended December 31, 2005, an increase of $10,422,991 or 46.5%, as a result of following factors:

1.  Increased product sales: In the domestic passenger vehicles and commercial vehicles markets, the output and sales in 2006 greatly increased as compared to 2005 as a result of rapid and steady growth in consumption demand and government investment. Accordingly, the Company’s sales of steering parts of 2006 increased by 50.6% as compared with the corresponding period in 2005. Increased product sales contributed $11,454,944 or 51.0% to the increase on gross profit.

2.  Lower price. The year 2006 was still a “low price” year for the Chinese auto industry with an average price reduction of 5.6% during that period, and low prices have become the norm for many automobile manufacturers. To expand its market share, the Company also reduced the prices of its principal products by 9.5% on average in 2006. Lower prices led a decreased gross profit of $6,013,393 or 26.8% in 2006.

3.  Costs of goods sold: The advanced production equipment, which the Company acquired recently, has achieved the expected positive effects. In 2006, manufacturing efficiency was improved, and cost control over the production process was enhanced, resulting in a cost reduction of the Company’s products by 8.8% on average. The effect of cost reductions was to increase the Company’s gross profit by $5,001,440 or 22.3% for the year ended December 31, 2006.

In 2006, the overall gross margin decreased to 34.4% from 35.3% in 2005 because the decline in selling price was higher than the cost reductions.

It is estimated that the sales of passenger vehicles and commercial vehicles will increase in quantity at the rate of 15% in 2007 as a result of rapid and steady growth in consumption demand and government investment. The Company will want to seize the opportunity to stabilize the commercial vehicle market and expand the passenger vehicles market, and to increase its gross margin steadily by increasing output and sales.

In 2007, the Chinese automobile manufacturers will continue to use price reductions to keep and enhance their market share. China National Information Center made a projection for the Chinese automobile market in 2007 that automobile prices will decline approximate 5%-7% as compared to 2006, and the Company, as an auto parts supplier, would be adversely affected with a reduction in its gross margins. The Company estimates that auto parts prices will be cut back following similar reductions in automobile prices. The Company intends to take the following measures to reduce costs in order to meet its target of 30% gross profit.

1.  Reduce manufacturing costs by optimizing product design and production techniques. During 2007, the Company’s technical personnel will improve product design and production techniques to reduce wastage in the production process and improve manufacturing efficiency, thus reducing costs. The Company estimates the manufacturing costs will be reduced by 1.5% as compared to 2006 as a result of the optimized product design and production techniques.

2.  Reduce the cost of raw materials. In 2007, the Company plans to continue controlling the costs of raw materials by two means: Firstly, volume purchase of major raw materials will be made through a bidding process, and for purchases of other smaller quantities of non major materials, “target prices” will be set to guide such purchases. Secondly, to set “target profit” to further control purchase cost of raw materials. The Company estimated that material cost will be reduced by 1.6% as a result of these measures.

SELLING EXPENSES

For the years ended December 31, 2006 and 2005, selling expenses are summarized as follows:

			Increase
	2006	2005(a)	(Decrease)	Percentage
Item	Amount ($)	Amount ($)	Amount ($)%
Salaries and wages	$1,489,699	$182,165	$1,307,534	717.8%
Supplies expense	34,062	11,570	22,492	194.4
Travel expense	302,052	347,072	(45,020)	(13.0)
Transportation expense	1,495,765	856,087	639,678	74.7
After sales service expense	3,770,432	3,960,468	(190,036)	(4.8)
Rent expense	230,240	214,532	15,708	7.3
Office expense	103,172	76,232	26,940	35.3
Advertising expense	30,297	15,484	14,813	95.7
Entertainment expense	230,939	86,718	144,221	166.3
Insurance expense	5,618	18,062	(12,444)	(68.9)
Other expense	79,792	36,288	43,504	119.9
Total	$7,772,068	$5,804,678	$1,967,390	33.9%

(a) For the convenience of comparability, the warranty reserve of $1,219,108, which was classified under general and administrative expenses in 2005, has been merged into after sales service expense under selling expenses, to be consistent with the presentation of the Company’s financial statement for the year 2006.

Selling expenses were $7,772,068 for the year ended December 31, 2006, as compared to $ 5,804,678 for 2005, an increase of $1,967,390 or 33.9%. Significant expense items that increased by more than $100,000 in 2006 as compared to 2005 were salaries and wages, transportation expense, and entertainment expenses.

The increase in salaries and wages expense was due to bonuses paid to sales staff for exceeding the sales target of 2006, while in 2005 there was no bonus paid because they failed to achieve the sales target for that year.

The increase in transportation expense was due to increased sales and a rise in the price of oil, which led to increases in domestic transportation prices.

The increase in entertainment expenses was due to increased customer visits.

After sales service expense for the year ended December 31, 2006 decreased by $190,036 or 4.8% as compared with the same period of last year, mainly due to the Company strengthening quality control in the production process and resulting in the enhancement of product quality.

GENERAL AND ADMINISTRATIVE EXPENSES

For the years ended December 31, 2006 and 2005, general and administrative expenses are summarized as follows:

	2006	2005(a)	Increase (Decrease)	Percentage
Item	Amount ($)	Amount ($)	Amount ($)%
Salaries and wages	$2,788,494	$1,777,985	$1,010,509	56.8%
Travel expenses	316,565	413,630	(97,065)	(23.5)
Office expenses	379,345	188,483	190,862	101.3
Supplies expenses	232,853	351,103	(118,250)	(33.7)
Repairs expenses	226,779	100,450	126,329	125.8
Entertainment expenses	142,496	84,661	57,835	68.3
Labor insurance expenses	761,971	593,940	168,031	28.3
Labor union dues expenses	33,360	55,045	(21,685)	(39.4)
Board of directors expense	100,476	39,475	61,001	154.5
Taxes	453,337	170,094	283,243	166.5
Provision for bad debts	995,440	90,214	905,226	1,003.4
Impairment of inventories	(1,520)	248,907	(250,427)	(100.6)
Training expenses	43,498	60,897	(17,399)	(28.6)
Listing expenses	875,103	590,010	285,093	48.3
Others expenses	461,990	329,494	132,496	40.2
Total	$7,810,187	$5,094,388	$2,715,799	53.3%

(a) For the convenience of comparability, warranty reserve of $1,219,108, which was classified under general and administrative expenses in 2005, has been reclassified into after sales service expense under selling expenses, and non-cash compensation of $68,850 has been merged into salaries under general and administrative expenses, to be consistent with the presentation of the Company’s financial statement for the year 2006.

General and administrative expenses were $7,810,187 for the year ended December 31, 2006, as compared to $5,094,388 for the year ended December 31, 2005, an increase of $2,715,799 or 53.3%.

The expense items that increased more than $100,000 in 2006 as compared to 2005 were salaries and wages, office expenses, repair expenses, labor insurance expenses, taxes, provision for bad debts and listing expenses. Significant expense items that decreased more than $100,000 in 2006 were supplies expenses and impairment of inventories. Listing expenses consisted of the costs associated with legal, accounting and auditing fees for operating a public company.

The increase in salaries and wages expense was due to bonuses paid to management for their exceeding the business target of 2006, while in 2005 there was no bonus paid because they failed to achieve the business target for that year.

The increase in office expenses was attributable to additional management organization and staff due to expanded business, and corresponding increases in office expenses such as utility, meeting costs, entertainment and transportation costs. The two joint-ventures which were established in 2006 also increased office expenses.

The increase in repairs expense was due to a more significant repair on property, plant and equipment in 2006.

The increase in labor insurance expenses was attributable to additional employees due to expanded business.

The increase in tax expenses was due to payment of more real estate tax due to acquisition of additional real estate property.

The increase in the provision for bad debts was due to increased accounts receivable arising from increased sales. Management believes that additional provision for bad debts should be made to avoid credit loss.

The increase in listing expenses was due to increased costs associated with legal, accounting and auditing fees for operating a public company, as a result of expanded business.

The decrease in supplies expenses was attributed to our control on consumption of supplies. Slightly damaged supplies are now repaired instead of replaced.

The decrease in impairment of inventories was attributable to further control on supplies, which accelerated turnover; reduced idled supplies, and led to a decrease in provision for loss in value in inventories.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $1,066,050 for the year ended December 31, 2006, as compared to $966,782 for the year ended December 31, 2005, an increase of $99,268 or 10.3%, as a result of the Company’s enhanced research and development activities on steering columns.

DEPRECIATION AND AMORTIZATION EXPENSE

For the year ended December 31, 2006, depreciation and amortization expenses excluded from that recorded under cost of sales were $3,776,003, as compared to $2,577,944 for the year ended December 31, 2005, an increase of $1,198,059 or 46.5%, as a result of the Company’s increasing ownership of property, plant and equipment and intangible assets, which resulted in additional depreciation and amortization expenses of $679,489 and $518,570 respectively.

INCOME FROM OPERATIONS

 Income from operations was $12,764,722 for the year ended December 31, 2006, as compared to $8,383,017 for the year ended December 31, 2005, an increase of $4,381,705 or 52.3%, mainly consisting of a decrease of $80,770 or 22.4% from net sales from materials and others; an increase of $10,442,991 or 46.5% from gross profit from increased product sales, and a decrease of operating profit of $5,980,516 or 41.4% as a result of increased costs and expenses.

OTHER INCOME

Other income was $94,257 for the year ended December 31, 2006, as compared to $150,809 for the year ended December 31, 2005, a decrease of $56,552 or 37.5%, primarily as a result of decreased government subsidies.

Interest subsidies mean the refunds by the Chinese Government of interest charged by banks to companies which are entitled to such subsidies. This kind of subsidies applies only to loan interest related to production facilities expansion. During 2003 and 2004, the Company had used this special loan to improve technologically its production line in order to enlarge capability and enhance quality. The expansion project was completed and new facilities were put into use at the end of 2004 and 2005 respectively.

During 2005 and 2006, the experts sent by the Chinese Government reviewed and assessed the actual usage of technologically improved production facilities on site in order to confirm whether the improvement has achieved its expected goal of production expansion and quality enhancement. Whether or not a company can receive interest subsidies from the Chinese Government depends on the company’s achieving the two goals set forth above after the technological improvement.

FINANCIAL EXPENSES

Financial expenses were $832,844 for the year ended December 31, 2006, as compared to $1,166,167 for the year ended December 31, 2005, a decrease of $333,323 or 28.6%, primarily as a result of a decrease on note discounting expenses. During 2006, the Company generated cash from stock issuance, which led to a reduction in cash generated from note discounting.

INCOME BEFORE INCOME TAXES

Income before income taxes was $12,026,135 for the year ended December 31, 2006, as compared to $7,367,659 for the year ended December 31, 2005, an increase of $4,658,476 or 63.2%, consisting of increased income from operations of $4,381,705 or 52.3%, decreased other income of $56,552 or 37.5%, and decreased finance expenses of $333,323 or 28.6%.

INCOME TAXES

Income tax expense was $1,669,081 for the year ended December 31, 2006, as compared to $1,371,863 for the year ended December 31, 2005, an increase of $297,218 or 21.7%, mainly because of:

1. Increased income before income taxed resulted in increased income tax of $798,858

2. One of the Company’s Sino-foreign joint ventures, Zhejiang, has finished its tax holiday by December 31, 2005. In 2006, Zhejiang has an income tax payable of $426,468.

3. The Company has received an income tax refund of $928,108 during 2006. In 2005, because the income tax paid by the Company was less than that in 2004, the Company did not qualify to receive any income tax refund for domestic equipment purchased. In accordance with the relevant regulations of income taxes stipulated by the Ministry of Finance and Administration of Taxation, 40% of domestic equipment purchases can be refundable from increased income taxes for the purchasing year over those of the previous year.

INCOME BEFORE MINORITY INTEREST

Income before minority interest was $10,357,054 for the year ended December 31, 2006, as compared to $5,995,796 for the year ended December 31, 2005, an increase of $4,361,258 or 72.7%, in income before income taxes of $4,658,476 or 63.2%, and a decrease of $297,218 or 21.7% due to increased income tax expenses.

MINORITY INTEREST

The Company recorded minority interests’ share in the earnings of the Sino-foreign joint ventures aggregating $5,545,350 for the year ended December 31, 2006, and compared to $2,680,318 for the year ended December 31, 2005, an increase of $2,865,032 or 106.9%.

The Company owns different equity interests in seven Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these seven Sino-foreign joint ventures were consolidated in the Company’s financial statements of December 31, 2006 and 2005. The Company records the minority interests' share in the earnings of the respective Sino-foreign joint ventures for each period.

In 2006, minority interest increased greatly as compared to 2005, primarily as income from Henglong, one of the Company’s joint ventures, which was owned 55.5% by minority interest holders increased greatly.

NET INCOME

Net income was $4,811,704 for the year ended December 31, 2006, as compared to $3,315,478 for the year ended December 31, 2005, an increase of $1,496,226 or 45.1%, consisting of increased income before minority interest of $4,361,258 or 72.7%, and a increased minority interest of $2,865,032 or 106.9%, which decreased net income.

RESULTS OF OPERATIONS: 2005 VERSUS 2004

NET SALES FROM PRODUCT

The increase in net product sales of the Company is summarized as follows:

	2005	2004	Increase (Decrease)
Item	Amount ($)	Amount ($)	Amount ($)%
Steering gear for commercial vehicles	$17,534,929	$26,656,495	($9,121,566)	(34.2%)
Steering gear for passenger vehicles	40,044,635	27,269,558	12,775,077	46.9
Steering pumps	5,992,737	4,259,792	1,732,945	40.6
Total	$63,572,301	$58,185,845	$5,386,456	9.3%

For the year ended December 31, 2005, net sales were $63,572,301, as compared to $58,185,845 for the year ended December 31, 2004, an increase of $5,386,456 or 9.3%. The increase in net sales in 2005 as compared to 2004 was a result of several factors.

1.  Primarily, the increase in sales was due to an increase in sales of passenger vehicles. In 2005, the unfavorable conditions of price decline and sales turndown for passenger vehicles which commenced in 2004 have been reversed. Therefore, the Company has adjusted its marketing strategies accordingly and concentrated on manufacturing and selling of steering gears for passenger vehicles and steering pumps, which led to sales from steering gears and pumps for the year ended December 31, 2005 increasing 46.9% and 40.6% over the same period of 2004, respectively.

2.  During 2005, sales of steering gear and accessories for commercial vehicles decreased by 34.2% as compared to 2004, as a result of the adjustment of the real estate and coal markets by the Government, which resulted in a significant slowdown in growth in demand for commercial vehicles, accordingly the Company as a supplier of steering gears for commercial vehicles was also affected.

GAIN ON OTHER SALES

Gain on other sales consisted of the net amount retained of sales of materials and other assets. For the year ended December 31, 2005, gain on other sales was $359,986, as compared to $794,621 for the year ended December 31, 2004, a decrease of $434,635 or 54.7%. Sales of materials for the year ended December 31, 2005 were $319,405, which decreased by $379,702 or 54.3%, as compared with $699,107 for the same period of 2004, due to decreased sales volume of materials. Profit from sales on other assets for the year ended December 31, 2005 were $40,581, which decreased by $54,933 or 57.5%, as compared with $95,514 for the same period of 2004.

GROSS PROFIT FROM PRODUCT

For the year ended December 31, 2005, the gross profit from product was $22,466,823, as compared to $23,143,493 for the year ended December 31, 2004, a decrease of $676,670 or 2.9%, as a result of following factors:

1.  Decreased sales: In the domestic commercial vehicles market, the output and sales in 2005 have greatly decreased as compared to 2004 as a result of a number of factors, including increased prices of gasoline and raw materials, the Government’s influence on rectifying the over-sized and over-loaded commercial vehicle market, the adjustment of the real estate and coal markets by the Government, etc. During 2005, sales of steering gears for commercial vehicles decreased by 34.2% as compared to 2004, which led to a decrease of gross profit of $3,283,764.

In 2005, the demand of the domestic passenger vehicles market has recovered to a steady and rapid growth trend after “the blowout period” in 2002 and 2003 and a significant drop in 2004. Therefore, the Company has adjusted its marketing strategies accordingly and concentrated on manufacturing and selling of steering gears for passenger vehicles and steering pumps, which led to sales for the year ended December 31, 2005 increasing 46.9% and 40.6% over the same period of 2004 respectively, and the gross profit increasing $5,155,144. The gross profit for the year ended December 31, 2005 increased $1,871,380 as compared to the same period of 2004, because increased sales of steering gear and steering pumps for passenger vehicles more than compensated for decreased sales of steering gear for commercial vehicles.

2.  Lower prices. The year 2005 was still a “low price” year for the Chinese auto industry with an average price reduction of 10.2% during that period, and low prices have become the norm for many automobile manufacturers. To keep its market share, the Company also reduced the prices of its principal products: steering gear by 10.6%, steering pumps by 28.3%, and steering accessories by 4.9% at the request of its customers. Lower prices lead a decrease of gross profit of $8,342,905 in 2005.

3.  Costs of goods sold: The advanced production equipment, which the Company acquired in 2003 has achieved the expected positive effects. In 2005, manufacturing efficiency was improved, and cost control over the production process was enhanced, resulting in a cost reduction of the Company’s main products, steering gears were reduced by 5%; steering pumps were reduced by 1% and steering accessories were reduced by 6%. The effect of these cost reductions was to increase the company’s gross profit by $5,794,856 for the year ended December 31, 2005.

In 2005, the overall gross margin decreased to 35% from 40% in 2004 because the decline in selling price was higher than cost reduction.

SELLING EXPENSES

For the years ended December 31, 2005 and 2004, selling expenses are summarized as follows:

	2005(a)	2004(a)	Increase (Decrease)	Percentage
Item	Amount ($)	Amount ($)	Amount ($)%
Salaries and wages	$182,165	$872,720	($690,555)	(79.1%)
Supplies expense	11,570	29,698	(18,128)	(61.0)
Travel expense	347,072	300,082	46,990	15.7
Transportation expense	856,087	793,474	62,613	7.9
After sales service expense	3,960,468	1,591,078	2,369,390	148.9
Rent expense	214,532	103,451	111,081	107.4
Office expense	76,232	78,979	(2,747)	(3.5)
Advertising expense	15,484	18,666	(3,182)	(17.0)
Entertainment expense	86,718	37,617	49,101	130.5
Insurance expense	18,062	18,813	(751)	(4.0)
Other expense	36,288	20,576	15,712	76.4
Total	$5,804,678	$3,865,154	$1,939,524	50.2%

(a) For the convenience of comparability, warranty reserve of $1,219,108 and $391,350, which were classified under general and administrative expenses in the years 2005 and 2004, respectively, has been merged into after sales service expenses under selling expenses, to be consistent with the presentation of the Company’s financial statement for the year 2006.

Selling expenses were $5,804,678 for the year ended December 31, 2005, as compared to $3,865,154 for 2004, an increase of $1,939,524 or 50.2%. Significant expense items that increased by more than $50,000 in 2005 as compared to 2004 were transportation expense, after sales service expense and rent expense.

The increase in transportation expense was due to increased sales and the rise in the price of oil, which led to increases in domestic transportation prices.

After sales service expense includes “3-R Guarantees” service charge and estimated warranty reserve. After sales service expense for the year ended December 31, 2005 was increased $2,369,390 or 148.9% as compared with the same period of last year, consisting of an increased “3-R Guarantees” service charge of $1,541,632 or 128.5%, and an increased warranty reserve of $827,758 or 211.5%.

The increase in “3-R Guarantees” service charge was due to the consumer rights protection policies of "recall" issued by the Chinese Government in 2004, which was fully implemented in 2005, including the recalling of flawed vehicles policy. Accordingly, the automobile manufacturers introduced a policy unilaterally requiring the automotive parts suppliers to pay a "3-R Guarantees " service charge (for repair, replacement and refund) in an amount equal to one percent (1%) of the total value of parts supplied.

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

The Company increased its warranty rate mainly due to the following factors:

1. The Company extended the term of service from one year to three years in order to improve its product competitiveness in the market. Management estimated that it could result in an increase of warranty reserves.

2. In 2005 the Chinese Government had fully implemented the consumer rights protection policies of "recall" which began in 2004 (including the recalling of flawed vehicles policy), which led to increased warranty reserves.

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

GENERAL AND ADMINISTRATIVE EXPENSES

For the years ended December 31, 2005 and 2004, general and administrative expenses are summarized as follows:

	2005(a)	2004(a)	Increase (Decrease)	Percentage
Item	Amount ($)	Amount ($)	Amount ($)%
Salaries and wages	$1,777,985	$1,952,067	($174,082)	(8.9%)
Travel expenses	413,630	377,452	36,178	9.6
Office expenses	188,483	196,058	(7,575)	(3.9)
Supplies expenses	351,103	329,323	21,780	6.6
Repairs expenses	100,450	235,400	(134,950)	(57.3)
Entertainment expenses	84,661	37,966	46,695	123.0
Labor insurance expenses	593,940	1,105,911	(511,971)	(46.3)
Labor union dues expenses	55,045	84,663	(29,618)	(35.0)
Board of directors expense	39,475	56,330	(16,855)	(29.9)
Taxes	170,094	196,619	(26,525)	(13.5)
Provision for bad debts	90,214	136,205	(45,991)	(33.8)
Impairment of inventories	248,907	187,871	61,036	32.5
Training expenses	60,897	68,272	(7,375)	(10.8)
Listing expenses	590,010	823,852	(233,842)	(28.4)
Others expenses	329,494	354,645	(25,151)	(7.1)
	$5,094,388	$6,142,634	($1,048,246)	(17.1%)

(a) For the convenience of comparability, warranty reserve of $1,219,108 and $391,350, which were classified under general and administrative expenses in the years 2005 and 2004, respectively, has been reclassified into after sales service expenses under selling expenses, and non-cash compensation of $68,850 and $55,125 has been merged into salaries under general and administrative expenses, to be consistent with the presentation of the Company’s financial statement for the year 2006.

General and administrative expenses were $5,094,388 for the year ended December 31, 2005, as compared to $6,142,634 for the year ended December 31, 2004, a decrease of $1,048,246 or 17.1%.

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

The decrease in labor insurance expenses was due to Henglong and Jiulong, two of the Company’s subsidiaries, changing their calculation base for endowment insurance expenses set by the local Government policy, which was 20% of the minimum salary ratified by the authority in 2005. In 2004, the endowment insurance expenses were recorded as 20% of the salary actually paid.

The decrease in listing expenses was due to the Company’s payment of $70,000 of reverse merger costs for the acquisition of a controlling interest in a public company in 2004, while there were no such expenses in 2005. In addition, the Company also reduced its consulting service expenses and general and administrative expenses for the year ended December 31, 2005.

Although the entertainment expenses did not increase by more than $100,000, they increased by 123% to $84,661 in 2005, due to there are more visitors visiting the Company as compared to last year, including Government officers, technology experts, and economists etc. .

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

INCOME FROM OPERATIONS

Income from operations was $8,383,017 for the year ended December 31, 2005, as compared to $11,563,805 for the year ended December 31, 2004, a decrease of $3,180,788 or 27.5%, consisting of a decrease of net sales from material and others of $434,635 or 54.7%, a decrease of gross profit from product sales of $676,670 or 2.9%, and increased costs and expenses of $2,069,483 or 16.7%.

OTHER INCOME

Other income consisted of Government subsidy income and income arising from the write off of accounts payable

For the year ended December 31, 2005, other income was $150,809, as compared to $856,939 for the same period of 2004, a decrease of $706,130 or 82.4%, mainly due to decreased income arising from the write off of accounts payable.

During 2004, the Company recorded $680,980 income arising from the write off of amounts payable related to trial products obtained from various suppliers 2 or 3 years ago for the purpose of product development. It was determined by the Company’s management in 2004 that these amounts payable would no longer be payable and since these recoveries happened very infrequently and did not relate to the normal operations of the company in 2004, we recorded them in other income rather than income from operations. There was no such income during 2005.

FINANCIAL EXPENSES

Financial expenses were $1,166,167 for the year ended December 31, 2005, as compared to $730,962 for the year ended December 31, 2004, an increase of $435,205 or 59.5%, primarily as a result of an increase of interest payments of $134,180 due to increased amount of loans and increased interest rates, and an increase of $301,025 due to increased note discount expenses.

INCOME BEFORE INCOME TAXES

Income before income taxes was $7,367,659 for the year ended December 31, 2005, as compared to $11,689,782 for the year ended December 31, 2004, a decrease of $4,322,123 or 37.0%, consisting of decreased income from operations of $3,180,788 or 27.5%, decreased other income of $706,130 or 82.4%, and increased finance expenses of $435,205 or 59.5%.

INCOME TAXES

Income tax expense was $1,371,863 for the year ended December 31, 2005, as compared to $618,400 for the year ended December 31, 2004, an increase of $753,463 or 121.8%, mainly because of:

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

Two of the Company’s Sino-foreign joint ventures, Henglong and Jiulong, received an income tax benefit of $901,600 in 2004 for purchase of domestic equipment, which has been reflected as a reduction to income tax expense in the Company’s consolidated statements of operations for the year ended December 31, 2004. In 2005, as a result of the fact that income taxes in Henglong and Jiulong were less than 2004, they were not entitled to the tax refund benefit policy.

(2) The tax holiday of Shenyang, one of the Company’s Sino-foreign joint ventures, matured in 2005, therefore increasing the Company’s income taxes by $177,226.

(3) The consolidated income before income taxes of Jiulong in 2005 was less than that in 2004, which led to a decrease of $325,363 in income taxes.

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

The Company owned equity interests in five Sino-foreign joint ventures, through which it conducts its operations. All of the operating results of these five Sino-foreign joint ventures were consolidated in the Company’s financial statements of December 31, 2005 and 2004. USAI has not generated any operating income/loss for the year ended December 31,2005. The equity interest of Jingzhou was sold effective August 31, 2004. The Company records the minority interests’ share in the earnings of the respective Sino-foreign joint ventures for each period.

As compared with 2004, the decreased minority interest for the year ended December 31, 2005 consisted of a decrease of $1,144,880 caused by decreased income before minority interest of Sino-foreign joint ventures, and a decrease of $357,256 caused by decreased minority interest percentage in Sino-foreign joint ventures.

NET INCOME FROM CONTINUED OPERATIONS.

Net income was $3,315,478 for the year ended December 31, 2005, as compared to $6,888,928 for the year ended December 31, 2004, a decrease of $3,573,450 or 51.9%, consisting a decreased income before minority interest of $5,075,586 or 45.8%, and a decreased minority interest of $1,502,136 or 35.9%, which increased net income.

NET LOSS FROM DISCONTINUED OPERATIONS

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

NET INCOME

Net income was $3,315,478 for the year ended December 31, 2005, as compared to $6,867,337 for the year ended December 31, 2004, a decrease of $3,551,859 or 51.7%, consisting of decreased net income from continued operations of $3,573,450 or 51.9%, and decreased net loss from discontinued operations of $21,591.

LIQUIDITY AND CAPITAL RESOURCES:

Capital resources and use of cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and internally generated cash. As of December 31, 2006, the Company had cash and cash equivalents of $27,418,500, as compared to $12,374,944 as of December 31, 2005, an increase of $15,043,556 or 121.6%.

The Company had working capital of $29,136,373 as of December 31, 2006, as compared to $8,006,688 as of December 31, 2005, an increase of $21,129,685 or 263.9%.

The Company can obtain bank loans and banker’s acceptance bills line of credit agreement, which will have a one year term . On the condition that the Company can provide adequate mortgage security and does not violate the terms of the line of credit agreement , it can extend the one year term.

The Company had bank loans maturing in less than one year of $15,384,615 and bankers’ acceptances of $15,130,653 as of December 31, 2006, including $1,246,175 which was not part of the line of credit and was mortgaged by notes receivable.

The Company currently expects to be able to obtain similar bank loans and bankers’ acceptance bills in the future if it can provide adequate mortgage security following the termination of the above mentioned agreements. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptance bills will be devalued by $3,820,792. If the Company wishes to obtain the same amount of bank loans and banker's acceptance bills, it will have to provide $3,820,792 additional mortgages. The Company can obtain a reduced line of credit with a reduction of $1,996,560 if it cannot provide additional mortgages ($3,820,792 at 52% mortgage rates). The Company anticipates that the reduction of bank loans will not have a material adverse effect on its liquidity. On March 20, 2006, the Company has entered into a $15,000,000 equity line through a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. As of December 31, 2006, the Company has adequate working capital, as well as $9,000,000 available under the above-mentioned equity line of credit. The Company views these capitals as providing an ample available source of back-up liquidity in case of an unanticipated event.

Financing activities:

(a) Bank loans

As of December 31, 2006, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Amount available	Amount borrowed
Comprehensive credit facilities*	Bank of China	$9,487,179	$11,249,170
Comprehensive credit facilities	China Construction Bank	8,974,359	7,051,282
Comprehensive credit facilities	CITIC Industrial Bank	2,564,102	2,564,102
Comprehensive credit facilities	Shanghai Pudong Development Bank	5,128,205	4,699,538
Comprehensive credit facilities	Jingzhou Commercial Bank	6,410,256	2,560,769
Comprehensive credit facilities	Industrial and Commercial Bank of China	1,410,256	1,144,231
Total		$33,974,359	$29,269,092

* The Bank of China has renewed its line of credit agreement with the Company. The Company will repay $1,761,999 without replacing the amount available. As discussed above, the Company anticipates it will not have a material adverse effect on its liquidity.

The Company may request banks to issue notes payable or bank loans within its credit line using a 364-day revolving line.

The Company refinanced its short-term debt during early 2006 at annual interest rates of 5.58% to 7.25%, and for terms of six to twelve months. Pursuant to the refinancing arrangement, the Company pledged $18,918,617 of equipment, $5,134,718 land use right and $3,706,462 building as security for its comprehensive credit facility with Bank of China; pledged $2,616,218 land use and $2,188,744 building as security for its comprehensive credit facility with CITIC Industrial Bank; pledged $1,534,256 land use right and $6,656,397 building as security for its comprehensive credit facility with Shanghai Pudong Development Bank; pledged $8,572,115 land use right as security for its comprehensive credit facility with Jingzhou Commercial Bank; pledged $1,380,683 land use right and $932,767 building as security for its comprehensive credit facility with Industrial and Commercial Bank of China; and pledged $1,034,872 land use right and $3,207,872 building as security for its comprehensive credit facility with China Construction Bank.

(b) Financing from investors:

On March 20, 2006, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP for a total amount of $15 million. The Company has utilized $6,000,000 as of December 31, 2006. Under the agreement, Cornell Capital Partners, LP has committed to provide funding to be drawn down over a stated period at the Company’s discretion.

If the Company fails to obtain the same or similar terms for any debt or equity refinancing to meet its debt obligations, e.g. the financing terms with China Construction Bank have changed into security mortgages instead of a guarantee, it will result in a shortage of approximately $4,700,000. The Company intends to pledge more equipment, but there is no assurance that it will succeed, or if the Company fails to obtain extensions of the maturity dates of these obligations as they become due, its overall liquidity and capital resources will be adversely affected.

Cash Requirements:

The following table summarizes the Company’s expected cash outflows resulting from financial contracts and commitments. The Company has not included information on its recurring purchases of materials for use in its manufacturing operations. These amounts are generally consistent from year to year, closely reflecting the Company’s levels of production, and are not long-term in nature being less than three months.

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term bank loan	$15,384,615	$15,384,615	$—	$—	$—
Notes payable	15,130,653	15,130,653	—	—	—
Other contractual purchase commitments, including information technology	6,046,684	4,481,999	1,344,685	220,000	—
Total	$36,561,952	$34,997,267	$1,344,685	$220,000	$—

Short-term bank loans:

The following table summarizes the contract information of short-term borrowings between the banks and the Company during 2006:

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of payment	Amount
Bank of China	Working Capital	7-Feb-06	1	5.58%	Pay monthly	7-Feb-07	$641,026
Bank of China	Working Capital	8-Mar-06	1	5.58%	Pay monthly	7-Mar-07	1,923,077
Bank of China	Working Capital	16-May-06	1	5.58%	Pay monthly	15-May-07	2,564,103
Jingzhou Commercial Bank	Working Capital	28-Mar-06	1	7.25%	Pay monthly	28-Mar-07	1,282,050
CITIC Industrial Bank	Working Capital	15-Jun-06	1	5.58%	Pay monthly	14-Jun-07	2,564,103
Shanghai Pudong Development Bank	Working Capital	14-Sep-06	1	6.12%	Pay monthly	13-Sep-07	2,564,103
China Construction Bank	Working Capital	20-Jan-06	1	5.58%	Pay monthly	19-Jan-07	2,564,103
China Construction Bank	Working Capital	16-Feb-06	1	5.58%	Pay monthly	15-Feb-07	1,282,050
Total							$15,384,615

The Company must use the loans for the purpose described in the table. If the Company fails, it will be charged a penalty interest at 100% of the specified loan rate. The Company has to pay interest under the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged a compounded interest at the specified rate. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of December 31, 2006, and will continue to comply with them.

The following table summarizes the contract information of issuing notes payable between the banks and the Company:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	Jan, 2007	$4,771,945
Working Capital	3-6	Feb, 2007	2,580,769
Working Capital	3-6	Mar, 2007	1,537,051
Working Capital	6	April, 2007	2,046,974
Working Capital	6	May, 2007	1,550,690
Working Capital	6	Jun, 2007	2,643,224
Total			$15,130,653

The Company must use the loan for the purpose described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of December 31, 2006, and will continue to comply with them.

The Company had approximately $6,046,684 of capital commitment as of December 31, 2006, arising from equipment purchases for expanding production capacity. The Company intends to pay off $4,481,999 in 2007 using its working capital. Management believes that it will not have a material adverse effect on the Company’s liquidity.

Cash flows:

(a) Operating activities

The Company’s operations provided cash of $7,969,150 during the year ended December 31, 2006, $12,320,207 during the same period of 2005, and $21,365,367 for during same period of 2004.

Net cash generated from operations in 2006 decreased by $4,351,057 compared with that in 2005, primarily due to increased accounts and notes receivable. First, cash outflow increased by $9,300,000 along with increased accounts receivables, mainly due to an increase in sales this year of 50.6% as compared to the same period of 2005. The credit terms on sale of goods between customers and the Company generally range from 3 - 4 months, which resulted in increased accounts receivable as sales increased. This is a normal capital circulation and the Company believes that it will not have a material adverse effect on future cash flows. Second, cash outflow increased by $7,600,000 along with increased notes receivable, mainly due to the Company having sufficient working capital this year and reducing the discount on notes receivable to save interest expenses. Since the notes receivable were based on bank credit standing, they may turn into cash any time the Company elects. Therefore, the increase of notes receivable will not have a material adverse effect on the Company’s future operating activities.

Cash generated from operations in 2005 decreased by $9,045,160 as compared to that in 2004, primarily due to a decreased operational income of $5,000,000 as a result of the Government’s policy on investment control. The Company’s accounts receivable increased $3,400,000 due to the deferred payment from automobile manufacturers which also suffered a shortage of cash as a result of the Government’s policy on investment control. In 2004, the Company recovered the advance to a related party, Sino-American Inc., which increased its working capital.

(b) Investing activities

The Company expended net cash of $1,219,103 in investment activities during the year ended December 31, 2006, $12,618,696 during the same period of 2005, and $18,230,256 during the same period of 2004.

Net cash used in investment activities in 2006 decreased by $11,399,593 compared to that in 2005, primarily due to the receipt of other receivable of $5,700.000, and a decrease of $3,600,000 in equipment purchase payments as a result of delayed equipment and plant construction. During 2006, the Company paid instalments for equipment, with the remaining $5,500,000 to be paid in subsequent years. Management believes that these investing activities will not have a material adverse effect on the Company’s liquidity.

Cash used in investment activities in 2005 decreased by $5,611,560 compared to that in 2004, primarily due to payment for a large number of equipment during 2004 which was ordered in 2003 for production facilities expansion. During 2005, the Company reduced equipment purchases due to the Government’s policy on investment control.

(c) Financing activities

The Company obtained net cash of $7,470,971 through financing activities during the year ended December 31, 2006, $180,954 during the same period of 2005, and expended net cash of $2,701,354 for the same period of 2004.

Net cash obtained from financing activities during 2006 increased by $7,290,017 as compared to that during the year ended December 31, 2005, as a result of following factors:

(1) During the year ended December 31, 2006, the Company raised $10,300,000 of cash by issuing 1,216,675 shares of common stock to institutional investors, and raised an additional $100,000 in cash through the exercise of options by independent directors. During the year ended December 31, 2005, the Company did not issue any shares.

(2) Net cash provided in financing activities increased during the period as a result of an increase in capital investment by minority shareholders in joint ventures: The minority shareholders in joint ventures contributed $1,420,926 during the year ended December 31, 2006, including Shanghai Hongxi Investment Inc., the minority shareholder of USAI ,investing $436,954; HongKong Tongda, the minority shareholder of Jielong, investing $135,034; and Wuhu Chery Technology Co., Ltd., the minority shareholder of Wuhu, investing $848,938 by cash. During the year ended December 31, 2005, there was no such capital contribution in minority shareholders in Sino-foreign joint ventures.

(3) The Company’s joint ventures paid minority shareholders of Sino-foreign joint ventures more dividends in the year 2006 as compared to year 2005. Net cash obtained from financing activities during 2005 increased by $2,882,308 as compared to that during the year ended December 31, 2004, as a result of a decrease in dividends paid to minority shareholders of Sino-foreign joint ventures, and a decrease in repayment of a director’s loan due to insufficient working capital which occurred as a result of the Government’s policy on investment control.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2006 and 2005, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual payment obligations and commitments as of December 31, 2006:

	Payment Obligations by Period
	2007	2008	2009	2010	Thereafter	Total
Obligations for service agreement	$110,000	$110,000	$110,000	$110,000	$110,000	$550,000
Obligations for purchasing agreement	4,371,999	1,124,685	—	—	—	5,496,684
Total	$4,481,999	$1,234,685	$110,000	$110,000	$110,000	$6,046,684

SUBSEQUENT EVENTS

On January 17, 2007, the Company raised $1,200,000 in a private placement (PIPE) to Cornell Capital Partners, LP, “Investor”, by issuing 108,121 shares of common stock.

 Pursuant to the joint venture agreement entered into with Sensor as set out in note 2 regarding the formation of USAI, Sensor has failed to contribute its sensor-related technologies and thereby failed to fulfill its capital contribution commitment as of March 20, 2007, Sensor agreed to withdraw from USAI and another technology supplier is being sought. There is no effect on the Company's existing production, but it may materially affect USAI's future development.

INFLATION AND CURRENCY MATTERS

In the most recent decade, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese Government of various corrective measures designed to regulate growth and contain inflation.

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. The Company conducts virtually all of its business in China and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation or currency fluctuation of the RMB against the US$ would adversely affect the Company’s financial performance when measured in US dollars.

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

 RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67” (“SFAS 152”). This statement amends FASB Statement No. 66 “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). SFAS 152 also amends FASB Statement No. 67 “Accounting for Costs and Initial Rental operations of Real Estate Projects” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. The Company adopted this statement beginning in the third quarter of 2006.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement requires financial statement recognition of compensation cost related to share-based payment transactions. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for the first fiscal year beginning after June 15, 2005. However, in April 2005, the SEC deferred the effective date of SFAS 123R for SEC registrants to the first interim period beginning after June 15, 2005. Accordingly, the Company adopted this statement beginning in the first quarter of 2006.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29” (“SFAS 153”). This statement amends Accounting Principles Board Opinion (APB) No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that have no commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 was effective for nonmonetary transactions in fiscal periods beginning after June 15, 2005. The Company adopted this statement beginning in the first quarter of 2006.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN 47”). Under FIN 47, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 were required to be applied no later than the end of fiscal years ending after December 15, 2005. The Company adopted this statement beginning in the first quarter of 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income, of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. The Company adopted this statement beginning in the first quarter of 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of the adoption of SFAS No. 155 on its financial statements, if any.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in indicated situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose relevant subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company has determined that the adoption of SFAS No. 156 did not have a material impact on Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. The provisions of this Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will be required to adopt the provisions of this statement as of January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement enhances disclosure regarding the funded status of an employer’s defined benefit postretirement plan by (a) requiring companies to include the funding status in comprehensive income, (b) recognize transactions and events that affect the funded status in the financial statements in the year in which they occur, and (c) at a measurement date of the employer’s fiscal year-end. Statement No. 158 effective for fiscal years ending after December 15, 2008, and is not expected to apply to the Company.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“ SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair values. SFAS 159 is effective for fiscal years after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on our financial statements.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

We consider an accounting estimate to be critical if:

•    It requires us to make assumptions about matters that were uncertain at the time we were making the estimate, and

•    Changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.

The table below presents information about the nature and rationale for the Company critical accounting estimates:

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors

Accrued liabilities and other long-term liabilities	Warranty obligations
Estimating warranty requires us to forecast the resolution of existing claims and expected future claims on products sold. VMs are increasingly seeking to hold suppliers responsible for product warranties, which may impact our exposure to these costs.
			We base our estimate on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers.	• VM sourcing • VM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments
We are required from time-to-time to review the recoverability of certain of our assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.
			We estimate cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	• Future production estimates • Customer preferences and decisions

In addition, there are other items within our financial statements that require estimation, but are not as critical as those discussed above. These include the allowance for doubtful accounts receivable and reserves for excess and obsolete inventory. Although not significant in recent years, changes in estimates used in these and other items could have a significant effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk exposures of varying correlations and volatilities, including credit risk, foreign exchange rate risk, interest rate risk and inventory price risk.

CREDIT RISK: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable from customers

Cash and cash equivalents are deposited with major state-owned banks in the PRC. Management has not evaluated the credit risk from banks based on its notion that state-owned banks command considerable funds with good reputation.

The Company’s business activity is primarily with customers in the PRC. The Company periodically performs credit analysis and monitors the financial condition of its clients in order to minimize credit risk. Because of the increase of its activities and business, and the increase of customers’ accounts receivable, there is no assurance that the foresaid measures will be completely effective. The Company has approximately $41,000,000 in accounts receivable as of December 31, 2006. The Company’s revenues and/or operating cash flow would be materially and adversely affected if a 3% allowance for doubtful accounts is introduced, which will mean a reduction of approximately $1,230,000 revenues for the Company.

CURRENCY EXCHANGE RATE RISK: The Company’s currency exchange rate risks consist primarily of currency from financing. The Company’s financing activities were settled in US dollars and deposited in its bank account in US dollars, while the Company conducts virtually all of its business and investment activity in China and the value of its business is effectively denominated in Renminbi. The Company converts US dollars into RMB to conduct its investment activities and business. The Company does not hedge its RMB - US dollar exchange rate exposure. If RMB appreciates against US Dollars, the Company’s revenues and/or operating cash flow might be adversely affected. The Company has dollar holdings of approximately $7,400,000 as at December 31, 2006, if the exchange rate between RMB and US Dollars were to increase by 10%, the Company would potentially suffer a loss of approximately $740,000. Currently, the Company has not chosen any financial instruments (hedges) that can provide offsets or limits to its exposures.

MARKET INTEREST RATE RISK: The Company has $34,000,000 short-term revolving credit lines with annual interest expenses of $2,000,000 if these lines are fully utilized at current rates. Bank loan rates in China have a history of volatility and have been rising recently, and if market interest rates increase by 10%, such increases could result in increased loan interest for the company.

RISK OF INVENTORY PRICES: The risk to inventory prices of the Company comes from the upward movement in prices of raw materials and the downward movement of selling prices. Management believes the latter one is more material. In recent years, price fluctuation on raw materials was not excessive, but selling prices for steering gears have fluctuated significantly. During the years 2004 to 2006, selling prices for steering gears have decreased approximately 10% each year on an average basis. As of December 31, 2006, the Company’s finished goods amount was approximately $7,500,000. If selling prices of steering gears decrease by 10% in 2007, then the income of the Company will decrease by $750,000.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a) FINANCIAL STATEMENTS

The following financial statements are set forth at the end hereof.

1.  Report of Independent Auditors

2.  Consolidated Balance Sheets as of December 31, 2006 and 2005

3.  Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

4.  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004

5.  Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

6.  Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

7.  Notes to Consolidated Financial Statements.

(b)  Selected quarterly financial data for the past two years appears in the following table:

	Quarterly Results of Operations
	First		Second		Third		Fourth
	2006	2005	2006	2005	2006	2005	2006	2005
Net Sales	$20,964,452	$13,976,450	$24,747,912	$16,763,309	$22,399,673	$14,262,933	$27,654,402	$18,569,609
Gross Profit	6,945,197	5,030,341	9,271,145	5,966,751	8,133,159	5,508,916	8,560,313	5,960,815
Operating Income	2,619,649	1,638,777	3,144,980	1,694,404	3,398,569	2,794,094	3,601,524	2,255,742
Net Income	1,094,398	866,183	751,636	502,054	1,532,123	1,076,912	1,433,547	870,229
Earnings Per Share	$0.05	$0.04	$0.03	$0.02	$0.07	$0.05	$0.06	$0.04

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures:

As of December 31, 2006, the end of the period covered by this report, the Company’s chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of that period, based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that from October 1, 2006 to date, the disclosure controls and procedures were effective in ensuring that material information the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting:

As previously reported, we identified various control weaknesses, identified below, in our internal controls over financial reporting. Commencing October 1, 2006, we had remedied by increasing our review procedures, both during and at the end of each quarter, to try our bests to ensure that information required to be disclosed, both financial and non-financial, was recorded, processed, summarized and reported in a timely fashion. In addition, as noted below, we continued to make progress in our remediation plans related to these control weaknesses and had adopted interim procedures to further support the existing controls. In 2006, under the guidance of our disclosure committee, the internal auditors had further enhanced controls including, but not limited to, the following: (1) check revenue and expenses recorded to confirm their consistency in classification, accuracy and completeness, (2) review to ensure all inter company transactions in the period are in compliance with relevant accounting principles, (3) review accounting estimates for reasonableness, including amortization and depreciation terms for long-term assets, impairment reserve of assets and warranty reserve, (4) confirm that all accounting units had counted inventory, capital assets and construction materials, etc. and had disclosed the results in financial reports, and recorded any differences appropriately in accordance with GAAP, (5) review expenditures to determine whether they should be classified as capital expenditures or as current expenses in the period, and (6) confirm that significant accounting policies had been adhered to and were in accordance with GAAP. Prior to the completion of our periodic filings with the SEC, the above-mentioned information would be collected and communicated to management, including the CEO and CFO.

The following table summarizes the status of the remediation plans as of December 31, 2006:

Control Deficiency Noted in Form 10-K and 10Q	Remediation Plans	Current Status of Remediation Plans
Inappropriate presentation of reclassifications, other income and warranty reserves in financial statements.
 Implement additional oversight to ensure the financial statements comply with US GAAP

•     Management is increasing the number of qualified accountants on its global accounting staff by actively recruiting additional certified public accountants to ensure the financial statements would be in compliance with US GAAP.

•     Management has committed to provide the finance staff with additional support and training in order to enable them to identify unusual or complex transactions requiring further consideration by technical accounting experts or others within the organization.

•     Management will conduct training sessions throughout the organization to explain the accounting policies and procedures and require that accounting conclusions, assumptions and estimates be better documented and supported by such accounting policies or relevant accounting literature in accordance with US GAAP.

•     Management and the audit committee will assess the effectiveness of the Company’s adherence to the accounting policies through ongoing monitoring activities.

•     The Company has hired several qualified accountants at both its headquarters and various operating units. Additional hiring efforts are ongoing.

•     Trainings on a variety of accounting and reporting related topics have occurred and additional trainings have been carried out during the fourth quarter of 2006.

•     To address identified weaknesses, Management continues to perform the following procedures:

-     More transactions are reviewed by the chief accounting officer particularly in those areas where control weaknesses have been identified;

-    Management has strengthened its requirement and review of the documentation supporting the accounting for transactions;

-     External experts are being retained, when deemed necessary, to assist in preparing and reviewing the appropriate accounting documentation.

•     After the Company has fully implemented the remediation plan, we will be relying on the management procedures indicated above to mitigate the risk of this control deficiency.

•     Management will have all subsidiaries adopt management process consistently.

•     Management has finalized control processes and will test periodically and assess their effectiveness in order to minimize further breakdown of controls.

•     Management recognizes that many of the remedial actions it has taken or will take require continuous monitoring and evaluation for effectiveness, which will depend on maintaining a strong internal audit function. Until such time as the Company is able to identify a suitable candidate to lead its internal audit function, it will look to external experts to supplement its existing staff.

•     Management conducted training sessions with the finance staff of each division to implement these policies and to increase staff’s awareness and focus on the issues covered by the new policies and will continue to monitor their progress.

•     Management will provide training to reinforce the new accounting policies in February 2007.

•     In early January 2007, senior members of the Company’s executive management attended a training session focusing on management control and business ethics. Other members of the executive management team will attend this training in June 2007. The entire salaried workforce will be trained in December 2007.

•     The Company is still actively seeking to fill the leadership role in the internal audit function.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2006. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)

Hanlin Chen	49	Chief Executive Officer and Chairman of the Board

Qizhou Wu	42	Chief Operating Officer and Director

Daming Hu	48	Chief Financial Officer

Tse, Yiu Wong Andy	36	Sr. VP, Director

Shengbin Yu	53	Sr. VP

Shaobo Wang	44	Sr. VP

Robert Tung	50	Director

Dr. Haimian Cai	43	Director

William E. Thomson	65	Director

Guangxun Xu	56	Director

(a)	BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS:

Hanlin Chen has served as chairman of the board and CEO since March 2003. Mr. Chen is a standing board member of the Political Consulting Committee of Jingzhou city and vice president of Foreign Investors Association of Hubei Province. He was the general manager of Jiulong from 1993 to 1997. Since 1997, he has been the Chairman of the Board of Henglong. Mr. Chen graduated from Barrington University with an MBA Degree.

Qizhou Wu has served as the Chief Operating Officer since March 2003. He was the Managing Vice General Manager of Jiulong from 1993 to 1999 and GM of Henglong from 1999 to 2002. Mr. Wu graduated from Tsinghua University in Beijing with a Masters degree in Automobile Engineering.

Daming Hu has served as the Chief Financial Officer of the Company since March 2003. He is in charge of corporate account planning, reporting and tax planning. Mr. Hu was the Finance Manager of Jiulong from 1996 to 1999 and Finance Manager of Heng Long from 1999 to 2002.　Mr. Hu graduated from Zhongnan University of Economics and Law as an accountant bachelor.

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

Robert Tung has been a Director of the Company since September 2003 and a member of the Company’s Audit and Nominating Committees. Mr. Tung is currently the President of Multi-Media Communications, Inc., and Executive Vice President of Super Microbial Sciences International, LLC. Mr. Tung holds a M.S. in Chemical Engineering from the University of Virginia and B.S. degrees in Computer Science and Chemical Engineering from the University of Maryland and National Taiwan University, respectively.

Dr. Haimian Cai has been a Director since September 2003 and a member of the Company’s Compensation and Nominating Committees. Dr. Cai is a technical specialist in the automotive industry. Prior to that, Dr. Cai was a staff engineer in ITT Automotive Inc. Dr. Cai has written more than fifteen technical papers and co-authored a technical book regarding the power of metallurgy industry for automotive application. Dr. Cai has more than ten patents including pending patents. Dr. Cai holds a B.S. Degree in Automotive Engineering from Tsinghua University and a M.S. and Ph. D. in manufacturing engineering from Worcester Polytechnic Institute.

William E. Thomson, CA, has been a Director of the Company since September 2003 and is a member of the Company’s Audit, Compensation and Nominating Committees. Mr. Thomson has been the president of Thomson Associates, Inc., a leading merchant banking and crisis management company, since 1978. Mr. Thomson’s current additional directorships include: Nasdaq - Atlast Pain & Injury Solutions, Inc. (Healthcare),Maxus Technology Inc. (eWaste Management Solutions); TSX-Venture Exchange - Open EC Technologies (Software); TSX-Score Media Inc. (Media); Private-ReWorks Inc. (Environmental/Agriculture), Electrical Contacts Ltd. (Electrical Contacts), Redpearl funding Corporation (IT Financing), Wright Environmental Management Inc. (Waste Management Solutions). YTW Growth Capital Management Corporation (CPC facilitation), Han Wind Energy (BVI) (Sustainable Energy), Summit Energy Management (Oil and Gas, Paradox Financial Solutions Inc. (Supply Chain Financing), Debt Freedom Canada Inc. (Financing), Confederazione degli Imprenditory Italianinel Mondo Canada - Confederation of Italian Entrepreneurs Worldwide Canada.

Mr. Guangxun Xu currently serves as the leader of NASDAQ Listing Services Limited, a company he founded in April 2004, with a professional career in the finance field spanning over 25 years. His practice focuses on providing package services on US and UK listings, advising on and arranging for Private Placements, PIPEs and IPOs, pre-IPO restructuring, M&A, Corporate and Project Finance, IPOs, corporate governance, post-IPO IR and compliance, Risk Control, etc. Prior to founding NASDAQ Listing Services Limited, Mr. Xu served as a managing director with the NASDAQ Stock Market International, Asia for over 10 years. He holds an MBA from Middlesex University, London. He is a member of the Company’s Audit, Compensation and Nominating.

(b)	COMPENSATION FOR DIRECTORS AND OTHER MATTERS

The compensation that directors receive for serving on the Board of Directors for the fiscal year 2006 was as follows:

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Haimian Cai	$28,000	$-	$43,875	$-	$-	$-	$71,875
William E. Thomson	28,000	-	43,875	-	-	-	71,875
Robert Tung	28,000	-	43,875	-	-	-	71,875
Guangxun Xu	$16,000	$-	$-	$-	$-	$-	$16,000

In accordance with SFAS No. 123R, the cost of the above mentioned stock options and warrants issued to directors was measured on the grant date based on their fair value. The fair value is determined using the Black-Scholes option pricing model.

All other directors did not receive compensation for their service on the Board of Directors.

(c)	AUDIT COMMITTEE AND INDEPENDENT DIRECTORS

The Company has a standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act, as amended. The Audit Committee consists of the following individuals, all of whom the Company considers to be independent, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence: Robert Tung, Guangxun Xu, and William Thomson. Mr. William Thomson is the Chairman of the Audit Committee. The Board has determined that Mr. William Thomson is the Audit Committee financial expert, as defined in Item 401(h)(2)of Regulation S-K, serving on the Company’s audit committee.

(d)	COMPENSATION COMMITTEE

The Company has a standing Compensation Committee of the Board of Directors. The Compensation Committee is responsible for determining compensation for the Company’s executive officers. Three of the Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Guangxun Xu, Haimian Cai and William Thomson, serve on the Compensation Committee. Dr. Haimian Cai is the Chairman of the Compensation Committee.

(e)	NOMINATING COMMITTEE

The Company has a standing Nominating Committee of the Board of Directors. Director candidates are nominated by the Nominating Committee. The Nominating Committee will consider candidates based upon their business and financial experience, personal characteristics, and expertise that are complementary to the background and experience of other Board members, willingness to devote the required amount of time to carry out the duties and responsibilities of Board membership, willingness to objectively appraise management performance, and any such other qualifications the Nominating Committee deems necessary to ascertain the candidates’ ability to serve on the Board. The Nominating Committee will not consider nominee recommendations from security holders, other than the recommendations received from a security holder or group of security holders that beneficially owned more than five (5) percent of the Company’s outstanding common stock for at least one year as of the date the recommendation is made. Three of the Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Robert Tung, Guangxun Xu and Haimian Cai, serve on the Nominating Committee. Mr. Robert Tung is the Chairman of the Nominating Committee.

(f)	STOCKHOLDER COMMUNICATIONS

Stockholders interested in communicating directly with the Board of Directors, or individual directors, may email the Company’s independent director William Thomson at Bill.Thomson@chl.com.cn. Mr. Thomson will review all such correspondence and will regularly forward to the Board copies of all such correspondence that deals with the functions of the Board or committees thereof or that he otherwise determines requires their attention. Directors may at any time review all of the correspondence received that is addressed to members of the Board of Directors and request copies of such correspondence. Concerns relating to accounting, internal controls or auditing matters will immediately be brought to the attention of the Audit Committee and handled in accordance with procedures established by the Audit Committee with respect to such matters.

(g)	FAMILY RELATIONSHIPS

Mr. Hanlin Chen and Mr. Tse, Yiu Wong Andy are brothers-in-law.

(h)	INVOLVEMENT IN LEGAL PROCEEDINGS

To the best of the Company’s knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses; (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

(i)	CODE OF ETHICS AND CONDUCT

The Board of Directors has adopted a Code of Ethics and Conduct which is applicable to all officers directors and employees. The Code of Ethics and Conduct is filed as an exhibit to this Form 10-K, which incorporates it by reference from the Form 10-KSB for year ended December 31, 2003)

(ii)	SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of the Company’s equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the best of the Company’s knowledge, based solely upon a review of the Form 3, 4 and 5 filed, no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

Compensation Discussion And Analysis

The Company’s Compensation Committee is empowered to review and approve the annual compensation and compensation procedures for the executive officers of the Company. The primary goals of the Compensation Committee of our board of directors with respect to executive compensation are to attract and retain the most talented and dedicated executives possible and to align executives’ incentives with stockholder value creation. The Compensation Committee evaluates individual executive performance with a goal of setting compensation at levels the committee believes are comparable with executives in other companies of similar size and stage of development operating in similar industry while taking into account our relative performance and our own strategic goals.

We have not retained a compensation consultant to review our policies and procedures with respect to executive compensation. We conduct an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers. We compare compensation levels with amounts currently being paid to executives in our industry and most importantly with local practices in China. We are satisfied that our compensation levels are competitive with local conditions.

Elements of Compensation

Executive compensation consists of following elements:

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. We reviewed compensation levels in December 2006.

Discretionary Annual Bonus. The Compensation Committee has the authority to award discretionary annual bonuses to our executive officers under the Compensation Committee Charter. So far, no discretionary bonus has been awarded. Bonuses, if they are awarded, are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic factors such as the financial performance, results of operation and per share performance of our common stock.

Our executive officers are eligible for a discretionary annual bonus, the specific amount of which will be determined by the Compensation Committee. The actual amount of discretionary bonus is determined following a review of each executive’s individual performance and contribution to our strategic goals conducted during the first quarter of each fiscal year. The Compensation Committee has not fixed a maximum payout for any officers’ annual discretionary bonus.

Long-Term Incentive Program. We believe that long-term performance is achieved through an ownership culture that encourages such performance by our key employees through the use of stock options. Our stock compensation plan has been established to provide certain of our employees with incentives to help align those employees’ interests with the interests of stockholders. The Compensation Committee believes that the use of stock options offers the best approach to achieving our compensation goals. We have not adopted stock ownership guidelines. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.

Options. Our stock option plan authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants. Li Jie, our board secretary, is the administrator of the stock option plan. The stock options plan was approved in the 2004 Annual Meeting of Stockholders and the maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. During 2004, the Company issued options to purchase 7,500 shares of common stock to each of its three independent directors. Such share options vested immediately upon grant and are exercisable at $4.50 per share over a period of two years. On June 28, 2005, the Company issued additional options to purchase 7,500 shares of common stock to each of its three independent directors. Such stock options vested immediately upon grant and are exercisable at $6.83 per share over a period of five years. On July 6, 2006, the Company issued options to purchase 7,500 shares of common stock to each of its three independent directors. Such stock options vested immediately upon grant and are exercisable at $7.94 per share over a period of five years. The exercise price represents the fair market value based on the grant date of the stock options. These grants were made to encourage an ownership culture among our independent directors. None of our executive officer nor the chief operating officers has been granted any stock options.

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation”, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS No. 123R, the cost of stock options and warrants issued to employees is measured at the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

Stock Option Plan. Our Stock Option Plan authorizes us to grant incentive stock option, nonstatutory stock option, stock options, cash awards and stock awards to our employees, directors and consultants. Mr. Li Jie is the administrator of the plan. The board of directors will review and approve stock option awards to executive officers, directors and other key employees based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations.

Stock Appreciation Rights. We currently do not have any Stock Appreciation Rights Plan that authorizes us to grant stock appreciation rights.

Other Compensation. Other than the annual salary for our executive officers and the bonus that may be awarded to them at the discretion of the Compensation Committee, we do not have any other benefits and perquisites for our executive officers; however, the Compensation Committee in its discretion may provide benefits and perquisites to these executive officers if it deems it advisable.

Summary Compensation Table:

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non-qualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Hanlin Chen	2006	$100,000	$—		$—	$—	$—	$—	$100,000
CEO

Hu Damming	2006	$60,000	$—		$—	$—	$—	$—	$60,000
CFO

Grants of Plan-Based Awards:

Not Applicable.

Outstanding Equity Awards at Fiscal Year-End:

Not Applicable.

Option Exercises and Stock Vested:

Not Applicable.

Pension Benefits:

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
Hanlin Chen CEO	Purchase of pension	13	$30,000	—

Hu Damming CFO	Purchase of pension	10	$23,000	—

Principal executive officer and employees of the Company purchase pension insurance in accordance with pay 20% of salary amount, which was verified by the Government. Every year the Government pays to amount of $2,300 to principal executive officer after his or her retirement.

Nonqualified Deferred Compensation:

Not Applicable.

(b) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

For the twelve months ended December 31, 2006, none of our executive officers had a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose of or direct the disposition of, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 23,959, 702 shares of common stock outstanding at February 27, 2007.

Name/Title	Total Number of Shares	Percentage Ownership
Hanlin Chen, CEO, Chairman and President(1)	15,371,972	64.16%
Qizhou Wu, COO, Director	2,195,996	9.17%
Daming Hu, CFO	—	—
Li Ping Xie(2)	15,371,972	64.16%
Tse, Yiu Wong Andy, Sr. VP, Director	1,129,426	4.71%
Shaobo Wang, Sr. VP	731,998	3.06%
Shengbin Yu, Sr. VP	627,429	2.62%
Robert Tung, Director	7,500	0.03%
Dr. Haimian Cai, Director	7,500	0.03%
William E. Thomson, Director	—	—
Guanxun Xu, Director	—	—
All Directors and Executive Officers (10 persons)	20,071,821	83.78%

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

Henglong, one of the Company’s Joint-ventures, has constructed seven buildings dedicated to research and administration for its operations in Wuhan. Due to the unified building guidance and planning on floor and building areas by the government of Wuhan, the actual building areas were greater than the areas the Company needed. And in 2005 the Company decided to dispose of two of its seven buildings, construction cost at $2,468,574, to WuHan Geological University Information S&T Development Co., Ltd. "WuHan Information", a Chinese company controlled by Mr. Hanlin Chen, the Chairman of the Company, at fair market value of $2,636,444, which was determined by an independent appraisal firm.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees for professional audit services rendered by Schwartz Levitsky Feldman LLP for the audit of the Company’s annual financial statements for the fiscal years 2006 and 2005 and 2004, and fees billed for other services provided by Schwartz Levitsky Feldman LLP for fiscal years 2006, 2005 and 2004. The Audit Committee has approved all of the following fees.

	Fiscal Year Ended
	2006	2005	2004
Audit Fees	$244,500	$190,000	$190,000
Audit-Related Fees(1)	19,715	9,000	—
Tax Fees (2)	7,000	5,000
Total Fees Paid	$271,215	$204,000	$190,000

(1) Includes accounting and reporting consultations related to financing and internal control procedures.

(2) Includes fees for service related to tax compliance services, preparation and filing of tax returns and tax consulting services.

Audit Committee’s Pre-Approval Policy

During fiscal years ended December 31, 2006, 2005 and 2004, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Financial Statements/Schedules

1. Report of Independent Auditors

2.  Consolidated Balance Sheets as of December 31, 2006 and 2005

3.  Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

4.  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004

5.  Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

6.  Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

7.  Notes to Consolidated Financial Statements.

(b) EXHIBITS

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10SB File No. 000-33123.)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002.)

14	Code of Ethics (incorporated by reference from the Form 10-KSB for the year ended December 31, 2003)

21	Schedule of Subsidiaries*

23	Consent of Schwartz Levitsky Feldman LLP., independent auditors*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

* Filed herewith

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: April 2, 2007		/s/ Hanlin Chen

	Name:	Hanlin Chen
	Title:	Chairman, CEO and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 2, 2007		/s/ Hanlin Chen

	Name:	Hanlin Chen
	Title:	Chairman, CEO and President

Dated: April 2, 2007
/s/ Daming Hu

	Name:	Daming Hu
	Title:	CFO

Dated: April 2, 2007		/s/ Qizhou Wu

	Name:	Qizhou Wu
	Title:	COO, Director

Dated: April 2, 2007		/s/ Guanxun Xu

	Name:	Guanxun Xu
	Title:	Director

Dated: April 2, 2007		/s/ Tse Yiu Wong Andy

	Name:	Tse, Yiu Wong Andy
	Title:	Sr. VP, Director

Dated: April 2, 2007		/s/ Robert Tung

	Name:	Robert Tung
	Title:	Director

Dated: April 2, 2007		/s/ Dr. Haimian Cai

	Name:	Name: Dr. Haimian Cai
	Title:	Director

Dated: April 2, 2007		/s/ William E. Thomson

	Name:	William E. Thomson
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Automotive Systems, Inc.:

We have audited the accompanying consolidated balance sheets of China Automotive Systems, Inc. as at December 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the years ended December 31, 2006, 2005 and 2004. These consolidated financial statements are the responsibility of the management of China Automotive Systems, Inc.. Our responsibility is to express opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Automotive Systems, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with generally accepted accounting principles in the United States of America.

Toronto, Ontario, Canada

February 2, 2007, except for note 26 as to which the date is March 28, 2007	/s/ Schwartz Levitsky Feldman LLP Schwartz Levitsky Feldman LLP Chartered Accountants

China Automotive Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2006 and 2005

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$27,418,500	$12,374,944
Pledged cash deposits	3,484,335	1,185,660
Accounts and notes receivable, net, including $1,770,933 and $1,829,075 from related parties at December 31, 2006 and 2005, net of an allowance for doubtful accounts of $4,086,218 and $2,856,025 at December 31, 2006 and 2005	57,234,383	41,580,320
Advance payments and other, including $487,333 and $312,036 to related parties at December 31, 2006 and 2005	837,014	1,029,892
Inventories	15,464,571	12,385,833
Total current assets	$104,438,803	$68,556,649
Long-term Assets:
Property, plant and equipment, net	$40,848,046	$39,796,033
Intangible assets, net	3,140,548	3,503,217
Other receivables, net, including $738,510 and $3,966,509 from related parties at December 31, 2006 and 2005, net of an allowance for doubtful accounts of $898,203 and $1,040,169 at December 31, 2006 and 2005	966,715	6,503,629
Advance payment for property, plant and equipment, including $488,873 and $599,729 to related parties at December 31, 2006 and 2005	2,640,708	1,096,121
Long-term investments	73,718	74,074
Total assets	$152,108,538	$119,529,723
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$15,384,615	$14,814,815
Accounts and notes payable, including $640,405 and $383,578 to related parties at December 31, 2006 and 2005	37,647,913	31,375,599
Customer deposits	146,171	157,919
Accrued payroll and related costs	1,506,251	1,418,093
Accrued expenses and other payables	11,078,186	5,191,617
Accrued pension costs	3,266,867	2,653,064
Taxes payable	5,914,362	4,172,212
Amounts due to shareholders/directors	358,065	766,642
Total current liabilities	$75,302,430	$60,549,961
Long-term liabilities:
Advances payable	313,151	301,614
Total liabilities	$75,615,581	$60,851,575
Minority interests	$23,112,667	$21,751,043
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares Issued and outstanding - None	$—	$—
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued and Outstanding - 23,851,581 shares and 22,574,543 shares at December 31, 2006 and 2005, respectively	2,385	2,257
Additional paid-in capital	28,651,959	18,146,722
Retained earnings-
Appropriated	6,209,909	4,923,262
Unappropriated	16,047,237	12,522,180
Accumulated other comprehensive income	2,468,800	1,332,684
Total stockholders' equity	$53,380,290	$36,927,105
Total liabilities and stockholders' equity	$152,108,538	$119,529,723

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Income from continuing operations
Net product sales, including $3,278,444, $2,290,129 and $1,682,625 to related parties at December 31, 2006, 2005 and 2004	$95,766,439	$63,572,301	$58,185,845
Cost of product sold, including $2,850,283, $1,667,685 and $1,703,179 purchased from related parties at December 31, 2006, 2005 and 2004	62,856,625	41,105,478	35,042,352
Gross profit	$32,909,814	$22,466,823	$23,143,493
Add: Gain on other sales	279,216	359,986	794,621
Less: Operating expenses
Selling expenses	7,772,068	5,804,678	3,865,154
General and administrative expenses	7,810,187	5,094,388	6,142,634
R&D expenses	1,066,050	966,782	1,518,512
Depreciation and amortization	3,776,003	2,577,944	848,009
Total Operating expenses	20,424,308	14,443,792	12,374,309
Income from operations	$12,764,722	$8,383,017	$11,563,805
Add: Other income, net	94,257	150,809	856,939
Financial (expenses)	(832,844)	(1,166,167)	(730,962)
Income before income taxes	12,026,135	7,367,659	11,689,782
Less: Income taxes	1,669,081	1,371,863	618,400
Income before minority interests	10,357,054	5,995,796	11,071,382
Less: Minority interests	5,545,350	2,680,318	4,182,454
Net income from continuing operations	$4,811,704	$3,315,478	$6,888,928

Net loss from discontinued operations	-	-	(21,591)
Net income	$4,811,704	$3,315,478	$6,867,337
Net income per common share
Net income from continuing operations - Basic and diluted	$0.21	$0.15	$0.30
Net income from discontinued operations - Basic and diluted	0.00	0.00	(0.00)
Total net income per common share Basic and diluted	$0.21	$0.15	$0.30
Weighted average number of common shares outstanding -
Basic	23,198,113	22,574,543	22,574,543
Diluted	23,210,675	22,588,713	22,582,494

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Net income	$4,811,704	$3,315,478	$6,867,337
Other comprehensive income:
Foreign currency translation gain	1,136,116	1,329,624	7,210
Comprehensive income	$5,947,820	$4,645,102	$6,874,547

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2006, 2005 and 2004

	Common Stock		Preferred Stock		Additional Paid-in Capital
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2003	22,574,543	$2,257	—	$—	$18,779,880
Foreign currency translation gain	—	—	—	—	—
Deemed distribution to shareholders	—	—	—	—	(831,837)
Deemed distribution to minority shareholders	—	—	—	—	—
Issuance of stock options to independent directors	—	—	—	—	55,125
Net income for the year ended December, 31, 2004	—	—	—	—	—
Appropriation of retained earnings	—	—	—	—	—
Balance, December 31, 2004	22,574,543	$2,257	—	$—	$18,003,168
Foreign currency translation gain	—	—	—	—	—
Deemed distribution to shareholders	—	—	—	—	74,704
Issuance of stock options to independent directors	—	—	—	—	68,850
Net income for the year ended December, 31, 2005	—	—	—	—	—
Appropriation of retained earnings	—	—	—	—	—
Balance, December 31, 2005	22,574,543	$2,257	—	$—	$18,146,722
Foreign currency translation gain	—	—	—	—	—
Sale of common stock	1,216,675	122	—	—	10,899,872
Exercise of stock options by independent directors	22,500	2	—	—	101,248
Cash paid for retaining fee, commissions and placement agent fee in connection with offering	—	—	—	—	(627,504)
Issuance of common stock related to financing services	37,863	4	—	—	449,996
Payment of financing services by issuance of common stock in accordance with Cornell Partners, LP.	—	—	—	—	(450,000)
Issuance of a warrant to purchase common stock	—	—	—	—	832,639
Payment of commissions and placement agent fee by issuance of common stock warrants in accordance with Cornell Partners, LP	—	—	—	—	(832,639)
Issuance of stock options to independent directors	—	—	—	—	131,625
Net income for the year ended December, 31, 2006	—	—	—	—	—
Appropriation of retained earnings	—	—	—	—	—
Balance, December 31, 2006	23,851,581	$2,385	$—	$—	$28,651,959

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (continued)
Years Ended December 31, 2006, 2005 and 2004

	Retained Earnings		Accumulated Other Comprehensive Income
	Appropriated	Unappropriated	(Loss)	Total
Balance, December 31, 2003	$3,775,254	$3,461,621	$(4,150)	$26,014,862
Foreign currency translation gain	—	—	7,210	7,210
Deemed distribution to shareholders	—	—	—	(831,837)
Deemed distribution to minority shareholders	25,753	—	—	25,753
Issuance of stock options to independent directors	—	—	—	55,125
Net income for the year ended December 31,2004	—	6,867,337	—	6,867,337
Appropriation of retained earnings	595,332	(595,332)	—	—
Balance, ended December 31, 2004	$4,396,339	$9,733,626	$3,060	$32,138,449
Foreign currency translation gain	—	—	1,329,624	1, 329,624
Deemed distribution to shareholders	—	—	—	74,704
Issuance of stock options to independent directors	—	—	—	68,850
Net income for the year ended December 31,2005	—	3,315,478	—	3,315,478
Appropriation of retained earnings	526,923	(526,923)	—	—
Balance, ended December 31, 2005	$4,923,262	$12,522,180	$1,332,684	$36,927,105
Foreign currency translation gain	—	—	1,136,116	1,136,116
Sale of common stock	—	—	—	10,899,994
Exercise of stock option by independent directors	—	—	—	101,250
Cash paid for retaining fee, commissions and placement agent fee in connection with offering	—	—	—	(627,504)
Issuance of common stock related to financing services	—	—	—	450,000
Payment of financing services by issuance of common stock in accordance with Cornell Partners, LP	—	—	—	(450,000)
Issuance of a warrant to purchase common stock	—	—	—	832,639
Payment of commissions and placement agent fee by issuance of common stock warrants in accordance with Cornell Partners, LP	—	—	—	(832,639)
Issuance of stock options to independent directors	—	—	—	131,625
Net income for the year ended December 31,2006	—	4,811,704	—	4,811,704
Appropriation of retained earnings	1,286,647	(1,286,647)	—	—
Balance, December 31, 2006	$6,209,909	$16,047,237	$2,468,800	$53,380,290

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

Item	2006	2005 (As Restated See Note 4)	2004
Cash flows from operating activities:
Net income from continuing operations	$4,811,704	$3,315,478	$6,888,928
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Minority interests	5,545,350	2,680,318	4,182,454
Stock-based compensation	131,625	68,850	55,125
Depreciation and amortization	6,476,214	4,908,243	2,006,052
Allowance for doubtful accounts (Recovered)	995,440	(74,911)	(126,370)
Other operating adjustments	3,121	0	7,208
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	(2,194,003)	656,876	(570,468)
Accounts and notes receivable	(14,785,434)	(3,786,037)	846,504
Advance payments and other	219,491	1,417,550	5,953,500
Inventories	(2,534,133)	(100,143)	(2,882,650)

Increase (decrease) in:
Accounts and notes payable	4,932,755	2,856,879	5,640,160
Customer deposits	(17,355)	(69,470)	(425,086)
Accrued payroll and related costs	32,735	47,517	(183,809)
Accrued expenses and other payables	2,313,144	(277,738)	2,912,148
Accrued pension costs	498,345	214,093	922,322
Taxes payable	1,540,213	357,466	(2,505,976)
Advances payable	(62)	105,236	(169)
Net cash provided by operating activities from continued operations	$7,969,150	$12,320,207	$22,719,873
Net cash (used in) operating activities from discontinued operations	—	—	(1,354,506)
Net cash provided by operating activities	$7,969,150	$12,320,207	$21,365,367
Cash flows from investing activities:
(Increase) decrease in other receivables	$5,873,453	$(1,687,647)	$316,185
Cash received from equipment sales	461,280	280,735	2,483,415
Cash paid to acquire property, plant and equipment	(7,378,910)	(11,026,397)	(20,294,671)
Cash paid to acquire intangible assets	(174,926)	(185,387)	(230,448)
Cash paid in other investing activities	—	—	(626,506)
Net cash (used in) investing activities from continued operations	$(1,219,103)	$(12,618,696)	$(18,352,025)
Net cash provided by investing activities from discontinued operations	—	—	121,769
Net cash (used in) investing activities	$(1,219,103)	$(12,618,696)	$(18,230,256)
Cash flows from financing activities:
Increase in proceeds from bank loans	$—	$1,200,357	$3,975,904
Dividends paid to the minority interest holders of Joint-venture companies	(3,894,634)	(1,196,451)	(4,469,379)
Increase (decrease) in amounts due to shareholders/directors	(429,061)	177,048	(4,639,687)
Proceeds from issuance of common stock	10,373,740	—	—
Capital Contribution from the minority interest holders of Joint-venture companies	1,420,926	—	1,251,085
Net cash provided by (used in) financing activities from continued operations	$7,470,971	$180,954	$(3,882,077)
Net cash provided by financing activities from discontinued operations	—	—	1,180,723
Net cash provided by (used in) financing activities	$7,470,971	$180,954	$(2,701,354)
Cash and cash equivalents effected by foreign currency	$822,538	$1,327,840	$—
Net change in cash and cash equivalents
Net increase in cash and cash equivalents from continued operations	$15,043,556	$1,210,305	$485,771
Net (decrease) in cash and cash equivalents from discontinued operations	—	—	(52,014)
Net increase in cash and cash equivalents	$15,043,556	$1,210,305	$433,757
Cash and cash equivalents, at the beginning of year	12,374,944	11,164,639	10,730,882
Cash and cash equivalents, at the end of year	$27,418,500	$12,374,944	$11,164,639

The accompanying notes are an integral part of these consolidated financial statements

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2006, 2005 and 2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	2006	2005	2004
Cash paid for interest	$834,406	$915,066	$641,277

Cash paid for income taxes	$1,738,773	$1,205,523	$1,676,290

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2006	2005	2004

Invested in technology by minority interest holder of a joint venture company	$—	$(3,066,000)	$—
Intangible assets contributed by minority interest holder of a joint venture company	—	3,066,000	—
Disposal of property, plant and equipment on a cashless basis	—	(2,468,574)	—
Other receivable in connection with disposal of property, plant and equipment on a cashless basis	—	2,636,444	—
Contribution by shareholders in connection with disposal of property, plant and equipment on a cashless basis	—	(74,704)	—
Additional interest to minority interest holders in connection with disposal of property, plant and equipment on a cashless basis	—	(93,168)	—
Deemed distribution to chairman of the company	—	—	(831,837)
Issuance of common shares on a non-cash basis	4	—	—
Financing services fee related to issuance of common shares	(4)	—	—
Increase in capital by minority shareholders of Joint-venture companies on a non-cash basis	921,785	—	—
Dividends payable to minority shareholders of Joint-venture companies being converted into capital	$(921,785)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

1. Organization and Business

China Automotive Systems, Inc., “ China Automotive”, was incorporated in the State of Delaware on June 29, 1999 under the name Visions-In-Glass, Inc. China Automotive, including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company”. The Company, through its Sino-foreign joint ventures described below, is primarily engaged in the manufacture and sale of automotive systems and components in the People’s Republic of China, the “PRC” or “China”, as described below.

Great Genesis Holding Limited, a company incorporated on January 3, 2003 under The Companies Ordinance in Hong Kong as a limited liability company, “Great Genesis”, is a wholly-owned subsidiary of the Company.  Ji Long Enterprise Investment Limited was incorporated on October 8, 1992 under the Companies Ordinance in Hong Kong as a limited liability company, “Ji Long”. Ji Long is an investment holding company. Effective March 4, 2003, all of the shareholders of Ji Long exchanged their 100% shareholder interest for a 100% shareholder interest in Great Genesis, as a result of which Ji Long became a wholly-owned subsidiary of Great Genesis.

The Company owns the following aggregate net interests in seven Sino-foreign joint ventures organized in the PRC as of December 31, 2006. (Jingzhou Henglong Fulida Textile Co., Ltd, “Jingzhou”, was sold in August 2004).

	Percentage Interest
Name of Entity	2006	2005	2004

Jingzhou Henglong Automotive Parts Co., Ltd., "Henglong"	44.5%	44.5%	44.5%

Shashi Jiulong Power Steering Gears Co., Ltd., "Jiulong"	81.0%	81.0%	81.0%

Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., ”Shenyang"	70.0%	70.0%	70.0%

Zhejiang Henglong & Vie Pump-Manu Co., Ltd., "Zhejiang"	51.0%	51.0%	51.0%

Universal Sensor Application Inc., “USAI”	60.0%	60.0%	—

Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.0%	—	—

Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	—	—

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

On April 12, 2005, Great Genesis entered into a Joint-venture agreement with Shanghai Hongxi Investment Inc., “Hongxi”, a company controlled by Mr. Hanlin Chen, the Company’s Chairman, and Sensor System Solution Inc., “Sensor”, to establish a joint venture, Universal Sensor Application Inc., “USAI”, in the Wuhan East Lake development zone to engage in production and sales of sensor modulars. The registered capital of the Joint-venture is $10 million. Great Genesis and Hongxi will invest $6 million and $1 million, respectively, including cash and land and building, which will account for 60% and 10% of the total registered capital, respectively. Sensor will invest $3 million in technology, accounting for 30% of the total registered capital. Renminbi, RMB, is the currency of the PRC. As of December 31, 2006, Great Genesis has contributed $900,337, the equivalent of RMB7,200,000 and Hongxi has contributed $436,954 in cash, the equivalent of RMB3,500,000. Pursuant to the above joint venture agreement, Sensor has failed to contribute it's sensor-related technologies and thereby failed to fulfill it's capital contribution commitment as of March 20, 2007. As a result Sensor has withdrawn from USAI and another technology supplier is being sought.

On April 14, 2006, Great Genesis entered into a Joint-venture agreement with Hong Kong Tongda, “Tongda”, to establish a joint venture, Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”, in the Wuhan East Lake development zone. Jielong is mainly engaged in the production and sales of electric power steering, “EPS”. The registered capital of the Joint-venture is $6 million, the equivalent of RMB48,000,000. Great Genesis and Tongda will invest $5,100,000 and $900,000, respectively, amounting to 85% and 15% of the total registered capital, respectively. As of December 31, 2006, Great Genesis and Tongda have contributed $765,000 and $135,034 in cash, the equivalent of RMB6,136,830 and RMB1,081,620, respectively.

On March 31, 2006, as amended on May 2, 2006, Great Genesis, entered into a Joint-venture agreement with Wuhu Chery Technology Co., Ltd., “Chery Technology”, to establish a Joint-venture, Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu”, in the Wuhu Technological Development Zone. Wuhu is mainly engaged in the production and sales of automobile steering system. The registered capital of the Joint-venture is $3,750,387, the equivalent of RMB30,000,000. Great Genesis and Chery Technology invested $2,900,300 and $848,938, respectively, which accounts for 77.33% and 22.67% of the total registered capital, respectively.

During the year 2006, USAI, Jielong and Wuhu were in the early technology and production preparation stage.

Jingzhou was divested from the Company’s operations as of August 31, 2004, and Jingzhou generated revenues of $2,746,389 and a net loss of $42,337, including $20,746 belonging to minority holders, during the consolidation period.

The divested non-core business of Jingzhou has been treated as a discontinued operation under SFAS No. 144. Jingzhou’s results of operation and related charges have been reclassified as discontinued operations in the Company’s consolidated statements of operations in 2004.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the year ended December 31, 2006, 2005 and 2004, the accompanying consolidated financial statements include the accounts of the Company and its seven subsidiaries, which are mentioned in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

During early 2003, the Directors of the Company and the other joint venture partners in the Company’s Sino-foreign joint ventures executed “Act in Concert” agreements, resulting in the Company having voting control in such Sino-foreign joint ventures. Consequently, effective January 1, 2003, the Company changed from equity accounting to consolidation accounting for its investments in Sino-foreign joint ventures for the year ended December 31, 2003. Prior to January 1, 2003, the Company used the equity method pursuant to Emerging Issues Task Force Issue No. 96-16, as described as follows.

Henglong was formed in 1997, with 44.5% owned by the Company, 36.5% owned by Hubei Wanlong Investment Co., Ltd., “HBWL”, controlled by Mr. Hanlin Chen, the Company’s Chairman ,19% owned by Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd., “JLME”. The highest authority of the joint venture is the Board of Directors, which is comprised of five directors, two of which, 40%, are appointed by the Company, two of which, 40%, are appointed by HBWL, and one of which, 20%, is appointed by JLME. Because of the Company’s control over the operation and assets of Henglong, the minority shareholders of Henglong have no right to select, terminate and set the compensation of management responsible for implementing the enterprise’s policies and procedures, nor do they have any right to establish operating and capital decisions of Henglong.

Jiulong was formed in 1993, with 81% owned by the Company, 10% owned by Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd., “JLME”, and 9% owned by Jingzhou Tianxin Investment Consulting Co., Ltd., “Tianxin”. The highest authority of the joint venture is the Board of Directors, which is comprised of five directors, four of which, 80%, are appointed by the Company, and one of whom, 20%, are appointed by JLME. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The Chairman of the Board of Directors is appointed by JLME. The general manager is appointed by the Company.

Shenyang was formed in 2002, with 70% owned by the Company, 30% owned by Shengyang Automotive Industry Investment Corporation, “JB Investment”. The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of whom, 57%, are appointed by the Company, and three of whom, 43%, are appointed by JB Investment. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by the Company.

Zhejiang was formed in 2002, with 51% owned by the Company and 49% owned by Zhejiang Vie Group, “ZVG”. The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of whom, 57%, are appointed by the Company and three of whom, 43%, are appointed by ZVG. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The Chairman of the Board of Directors is appointed by ZVG. The general manager is appointed by the Company.

USAI was formed in 2005, with 60% owned by the Company, 30% owned by Sensor System Solutions Inc. in America, “Sensor”, and 10% owned by Shanghai Hongxi Investment Inc., “Hongxi”, controlled by Mr. Hanlin Chen, the Company’s Chairman. The highest authority of the joint venture is the Board of Directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, one of whom, 33%, is appointed by Sensor. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by Sensor. Pursuant to the joint venture agreement regarding the formation of USAI, Sensor has failed to contribute it's sensor-related technologies and thereby failed to fulfill it's capital contribution commitment as of March 20, 2007. As a result Sensor has withdrawn from USAI and another technology supplier is being sought.

Jielong was formed in April 2006, with 85% owned by the Company, 15% owned by Hong Kong Tongda, “Tongda”. The highest authority of the joint venture is the Board of Directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, one of whom, 33%, is appointed by Tongda. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by the Company.

Wuhu was formed in May 2006, with 77.33% owned by the Company, 22.67% owned by Wuhu Chery Technology Co., Ltd., “Chery Technology”. The highest authority of the joint venture is the Board of Directors, which is comprised of five directors, three of whom, 60%, are appointed by the Company, two of whom, 40%, is appointed by Chery Technology. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by the Company.

With the exception of Sensor System Solutions Inc., an American listed company, the minority partners of each of the joint ventures are all private companies not controlled, directly or indirectly, by any PRC municipal government or other similar government entity.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company feels that the significant items were warranty reserves, long term assets and investment, the realizable value of accounts receivable and inventories, useful lives of property, plant and equipment, accruals and warranty liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents include all highly-liquid investments with an original maturity of three months or less at the date of purchase.

Pledged Cash Deposits - The Company has pledged cash deposits to secure trade financing provided by banks.

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

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized; minor replacements and maintenance and repairs are charged to operations. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets as follows:

Category	Estimated Useful Life (Years)

Land use rights and buildings:
Land use rights	45-50
Buildings	25
Machinery and equipment	6
Electronic equipment	4
Motor vehicles	6

Assets under construction- represent buildings under construction and plant and equipment pending installation-- are stated at cost. Cost includes construction and acquisitions, and interest charges arising from borrowings used to finance assets during the period of construction or installation and testing. No provision for depreciation is made on assets under construction until such time as the relevant assets are completed and ready for their intended commercial use.

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

Intangible Assets - Intangible assets, representing patents and technical know-how acquired, are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful life of 5 to 15 years.

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

 In January 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company did not have any goodwill at December 31, 2006 and 2005.

Impairment of long-lived assets is monitored on a continuing basis, and is assessed based on the undiscounted cash flows generated by the underlying assets. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value.

Long-Term Investments - Investments in which the Company owns less than 20% of the investee company and does not have the ability to exert significant influence are stated at cost, and are reviewed periodically for realizability.

Revenue from Product Sales Recognition - The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value added tax laws have been complied with, and collectibility is probable. The Company recognizes product sales generally at the time the product is shipped. Concurrent with the recognition of revenue, the Company reduces revenue for estimated product returns. Shipping and handling costs are included in cost of goods sold. Revenue is presented net of any sales tax and value added tax.

Revenue from Materials and Other Assets Sales Recognition - Normally, the Company purchases materials only for its production. Occasionally, some materials will be sold to other suppliers in case of temporary inventory overage of such materials and to make a profit on any price difference. The Company is essentially the agent in these transactions because it does not have any risk of product return. When there is any quality or quantity loss, the suppliers are obligated to restitution. Income generated from selling materials is recorded as the net amount retained, that is, the amount billed to the customers less the amount paid to suppliers, in the consolidated statement of operations in accordance with EITF 99-19.

Revenue from other asset sales represents gains or losses from other assets, for example, used equipment. Income generated from selling other assets is recorded as the sales amount less cost of the assets. The Company has classified such revenue from materials and other asset sales into gain on other sales in its consolidated statement of operations.

Sales Taxes - The Company is subject to value added tax, “VAT”. The applicable VAT tax rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold less VAT paid on purchases made with the relevant supporting invoices. VAT is collected from customers by the Company on behalf of the PRC tax authorities and is therefore not charged to the consolidated statements of operations.

 Product Warranties - The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the year ended December 31, 2006 and 2005, the warranties activities were as follows:

	December 31,
	2006	2005
Balance at the beginning of year	$1,787,869	$548,390
Additions during the reporting period	3,956,521	1,787,870
Settlement within reporting period, by cash or actual material	(2,858,829)	(561,931)
Foreign currency translation	68,765	13,540
Balance at the end of year	$2,954,326	$1,787,869

The Company has recorded $ 2,954,326 and $1,787,869 product warranty reserves for the years ended December 31, 2006 and 2005, which were included in the accrued liabilities in the accompanying consolidated financial statements.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its debtors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

Interest Rate Risk - Bank loans are charged at fixed interest rates.

Income Taxes - The Company accounts for income taxes using the liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities. Changes in deferred tax assets and liabilities, if any, include the impact of any tax rate changes enacted during the year. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Research and Development Costs - Research and development costs are expensed as incurred.

Advertising, Shipping and Handling Costs - Advertising, shipping and handling costs are expensed as incurred.

Income Per Share - Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated based on the treasury stock method, assuming the issuance of common shares, if dilutive, resulting from the exercise of warrants.

Actual weighted average shares outstanding used in calculating basic and diluted income per share were:

	Years Ended December 31,
	2006	2005
Weighted average shares outstanding	23,198,113	22,574,543
Effect of dilutive securities	12,562	14,170
Diluted shares outstanding	23,210,675	22,588,713

The 156,250 shares underlying warrants issued to Cornell Capital Partners, LP on March 20, 2006 has not been included in the computation of diluted income per share because such inclusion would have had an anti-dilutive effect:

	Years Ended December 31,
	2006	2005

Anti-dilutive securities	100,421	—

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

Fair Value of Financial Instruments - The Company believes that the carrying value of the its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as of December 31, 2006 approximates their respective fair values due to the short-term nature of those instruments. The fair values of long-term other receivables and advances payable, discounted at 5.90%, would be approximately $909,000 and $295,000 respectively as of December 31, 2006.

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

Foreign Currencies - The Company maintains its books and records in Renminbi, RMB, the currency of the PRC, its functional currency. Foreign currency transactions in RMB are reflected using the temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the year.

In translating the financial statements of the Company from its functional currency into its reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity.

Reclassifications -Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not have any effect on reported net income and are immaterial to the consolidated financial statements as a whole.

Certain Relationships And Related Transactions-

The following related parties are related through common ownership with the major shareholders of the Company:

Jingzhou Henglong Fulida Textile Co., Ltd. (“Jingzhou”)

Xiamen Joylon Co., Ltd. (“Xiamen Joylon”)

Shanghai Tianxiang Automotive Parts Co., Ltd. (“Shanghai Tianxiang”)

Shanghai Fenglong Materials Co., Ltd. (“Shanghai Fenglong”)

Changchun Hualong Automotive Technology Co., Ltd. (“Changchun Hualong”)

Jiangling Tongchuang Machining Co., Ltd. (“Jiangling Tongchuang”)

Beijing Hualong Century Digital S&T Development Co., Ltd. (“Beijing Hualong”)

Jingzhou Jiulong Material Co., Ltd. (“Jiulong Material”)

Shanghai Hongxi Investment Inc. ( “Hongxi”)

Hubei Wiselink Equipment Manufacturing Co., Ltd. (“Hubei Wiselink”)

Jingzhou Tongyi Special Parts Co., Ltd. (“Jingzhou Tongyi”)

Jingzhou Derun Agricultural S&T Development Co., Ltd. (“Jingzhou Derun”)

Jingzhou Tongying Alloys Materials Co., Ltd. (“Jingzhou Tongying”)

WuHan Dida Information S&T Development Co., Ltd. (“WuHan Dida”)

Hubei Wanlong Investment Co., Ltd. (“Hubei Wanlong”).

Principal policies of the Company in connection with transactions with the related parties are as follow:

Products sold to related parties - The Company sold products to related parties at fair market prices, and also granted them credit of three to four months on an open account basis. These transactions were consummated under similar terms as the Company's other customers.

Materials purchases from related parities - The Company purchased materials from related parties at fair market prices, and also received credit of three to four months on an open account basis. These transactions were consummated under similar terms as the Company's other suppliers.

Equipment and production technology purchased from related parties - The Company purchased equipment and production technology from related parties at fair market prices, and was required to pay in advance based on the purchase agreement between the two parties, because such equipment manufacturing and technology development was required for a long period. These transactions were consummated under similar terms as the Company's other suppliers.

3.  Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost. The new statement also requires that allocation of fixed production overhead costs to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 must be applied prospectively and became effective for the Company beginning January 1, 2006. The Company adopted this statement beginning in the first quarter of 2006.

In December 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67” (“SFAS 152”). This statement amends FASB Statement No. 66 “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). SFAS 152 also amends FASB Statement No. 67 “Accounting for Costs and Initial Rental operations of Real Estate Projects” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. The Company adopted this statement beginning in the third quarter of 2005.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement requires financial statement recognition of compensation cost related to share-based payment transactions. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for the first fiscal year beginning after June 15, 2005. However, in April 2005, the SEC deferred the effective date of SFAS 123R for SEC registrants to the first interim period beginning after June 15, 2005. Accordingly, the Company adopted this statement beginning in the first quarter of 2006.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29” (“SFAS 153”). This statement amends Accounting Principles Board Opinion (APB) No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that have no commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 was effective for nonmonetary transactions in fiscal periods beginning after June 15, 2005. The Company adopted this statement beginning in the first quarter of 2006.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN 47”). Under FIN 47, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 were required to be applied no later than the end of fiscal years ending after December 15, 2005. The Company adopted this statement beginning in the first quarter of 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transitional provisions. When a pronouncement includes specific transitional provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income, of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. The Company adopted this statement beginning in the first quarter of 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of the adoption of SFAS No. 155 on its financial statements, if any.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in indicated situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose relevant subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company has determined that the adoption of SFAS No. 156 did not have a material impact on the Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. The provisions of this Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will be required to adopt the provisions of this statement as of January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement enhances disclosure regarding the funded status of an employer’s defined benefit postretirement plan by (a) requiring companies to include the funding status in comprehensive income, (b) recognize transactions and events that affect the funded status in the financial statements in the year in which they occur, and (c) at a measurement date of the employer’s fiscal year-end. Statement No. 158 is effective for fiscal years ending after December 15, 2008, and is not expected to apply to the Company.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“ SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair values. SFAS 159 is effective for fiscal years after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

4. Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2005, the Company’s management determined that its previously issued consolidated statement of cash flows for 2005 required restatement to correct the classification of foreign currency cash flow and others. The previously issued consolidated statement of cash flows separated the Cash and cash equivalents effected by foreign currency into operating activities, investing activities and financing activities, which was inconsistent with SFAS No. 95. Paragraph 25 of SFAS No. 95 stated that, a statement of cash flows of an enterprise with foreign transactions or foreign operations shall report the reporting currency equivalent of foreign currency cash flows using the exchange rates in effect at the time of the cash flows. An appropriately weighted average exchange rate for the period may be used for translation if the result is substantially the same as if the rate at the dates of the cash flows were used. The statement shall report the effect of exchange rate changes on cash balances held in foreign currencies as a separate part of the reconciliation of the change in cash and cash equivalents during the period.

The following is a summary of the impact of the restatement on the originally issued consolidated statement of cash flows as at December 31, 2005:

	As Previously Reported	As Restated	Difference
Net income	$3,315,478	$3,315,478	$0
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Cash and cash equivalents effected by foreign currency	730,896	0	(730,896)
Advance payments and others	1,760,393	1,417,550	(342,843)
Net cash provided by operating activities	$13,393,946	$12,320,207	($1,073,739)
Cash received from equipment sales	0	280,735	280,735
Cash paid to acquire property, plant and equipment	(11,088,505)	(11,026,397)	62,108
Cash and cash equivalents effected by foreign currency	947,661	0	(947,661)
Net cash provided by investing activities	($12,013,878)	($12,618,696)	($604,818)
Cash and cash equivalents effected by foreign currency	(350,717)	0	350,717
Net cash provided by financing activities	($169,763)	$180,954	$350,717
Cash and cash equivalents effected by foreign currency	$0	$1,327,840	$1,327,840
Net increase in cash and cash equivalents	1,210,305	1,210,305	0
Cash and cash equivalents at the beginning of period	11,164,639	11,164,639	0
Cash and cash equivalents at the end of period	$12,374,944	$12,374,944	$0

 5.  Accounts Receivable and Notes Receivable

The Company’s accounts receivable at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Accounts receivable	$41,174,404	$31,866,156
Notes receivable	20,146,197	12,570,189
Less: allowance for doubtful accounts	(4,086,218)	(2,856,025)
	$57,234,383	$41,580,320

Notes receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The activity in the Company’s allowance for doubtful accounts during the years ended December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Balance at beginning of year	$2,856,025	$2,944,990
Add: amounts provided during the year	1,099,092	—
Add: foreign currency translation	131,101	72,716
Less: amounts written off in prior year and recovered during the year	—	(161,681)
Balance at end of year	$4,086,218	$2,856,025

6.  Other Receivables

The Company’s other receivables at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Other receivables	$1,864,918	$7,543,798
Less: allowance for doubtful accounts	(898,203)	(1,040,169)
Balance at end of year end	$966,715	$6,503,629

The activity in the Company’s allowance for doubtful accounts of other receivable during the years ended December 31, 2006 and 2005 are summarized as follows:

	December 31,
	2006	2005

Balance at beginning of the year	$1,040,169	$930,425
Add: amounts provided during the year	(210,861)	86,770
Add: foreign currency translation	68,895	22,974
Balance at end of the year	$898,203	$1,040,169

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. At December 31, 2006, other receivables totaled $966,715, including $738,510 to related parties, net of an allowance for doubtful accounts of $898,203, which included $534,503 made to an investee of Jiulong. At December 31, 2005, other receivables totaled $6,503,629, including $3,966,509 to related parties, net of an allowance for doubtful accounts of $1,040,169, which included $313,550 made to an investee of Jiulong.

With the exception of the receivable from the investee of Jiulong of $534,503, which was fully recorded in the allowance for doubtful accounts, the Company believes that all other receivables are collectible, as the related parties are in good financial condition and are paying their payables to Company pursuant to the terms of their respective contracts.

 7.  Inventories

Inventories at December 31, 2006 and 2005 are summarized as follows:

	December 31,
	2006	2005

Raw materials	$5,381,372	$3,025,467
Work in process	3,253,192	2,559,626
Finished goods	7,548,218	7,295,082
	16,182,782	12,880,175
Less: provision for loss	(718,211)	(494,342)
	$15,464,571	$12,385,833

 8.  Property, Plant and Equipment

Property, plant and equipment at December 31, 2006 and 2005 are summarized as follows:

	December 31,
	2006	2005

Land use rights and buildings	$17,384,534	$16,825,598
Machinery and equipment	33,466,198	30,980,053
Electronic equipment	2,945,454	2,023,457
Motor vehicles	2,095,169	2,179,161
Construction in progress	3,280,279	73,400
	59,171,634	52,081,669
Less: Accumulated depreciation	(18,323,588)	(12,285,636)
	$40,848,046	$39,796,033

Depreciation charge for the years ended December 31, 2006 and 2005 are $5,816,922 and $ 4,761,920 respectively.

9.  Intangible Assets

The activity in the Company’s intangible asset account during the year ended December 31, 2006 and 2005 are summarized as follows:

	December 31,
	2006	2005

Balance at beginning of year	$3,503,217	$392,552
Add: Additions during the year -
Patent technology	109,073	3,147,867
Management software license	65,852	93,827
Foreign currency translation	121,698	9,693
	3,799,840	3,643,939
Less: Amortization for the year	(659,292)	(140,722)
Balance at end of year	$3,140,548	$3,503,217

10.  Accounts Payable

Accounts payable at December 31, 2006 and 2005 are summarized as follows:

	2006	2005

Accounts payable	$22,517,260	$15,615,402
Notes payable	15,130,653	15,760,197
	$37,647,913	$31,375,599

Notes payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits, notes receivable and certain property, plant and machinery to secure trade financing granted by banks.

11.  Bank Loans

At December 31, 2006, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $15,384,615, with weighted average interest rate at 5.90% per annum. These loans are secured with some of the property and equipment of the Company, and are repayable within one year.

At December 31, 2005, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $14,814,815 with weighted average interest rate at 5.92% per annum. Jiulong, one of the Company’s joint ventures, has provided Henglong, another of the Company’s joint ventures, with loan guarantees covering bank loans of $3,086,420. Henglong has provided Jiulong with loan guarantees covering bank loans of $4,938,272. The remaining balance of the loans of $6,790,123 was mortgaged with some of the property and equipment of the Company.

12. Accrued pension costs

Since the Company’s operations are all located in China, all the employees are located in China. The Company records pension costs in accordance with the relevant Chinese social security laws, that is substantially based on 20% of salary amount.

The activities in the Company’s pension account during the years ended December 31, 2006 and 2005 are summarized as follows:

	December 31,
	2006	2005
Balance at beginning of the year	$2,653,064	$2,438,971
Amounts provided during the year	1,287,609	650,576
Settlement during the year	(789,265)	(496,704)
Foreign currency translation	115,459	60,221
Balance at end of the year	$3,266,867	$2,653,064

13.  Amounts Due to Shareholders/Directors

The activity in the amounts due to shareholders/directors during the years ended December 31, 2006 and 2005 is summarized as follows:

Balance, December 31, 2004	$589,594
Advances from shareholders	177,048
Balance, December 31, 2005	766,642
Add: foreign currency translation	20,484
Repayments made to shareholders	(429,061)
Balance, December 31, 2006	$358,065

At December 31, 2006 and 2005, the amounts due to shareholders/directors were unsecured, interest free and repayable on demand.

14. Advances payable

The amounts mainly represent advances made by the Chinese government to the Comapny as subsidy on interest on loans related to production facilities expansion.

The balances are unsecured, interest-free and will be repayable to the Chinese government if the usage of such advances does not continue to qualify for the subsidy (see note 19).

15.  Minority Interests’ Equity

The activities in respect of the amounts of the minority interests’ equity during the years ended December 31, 2006 and 2005 are summarized as follows:

Balance, December 31, 2004	$17,571,838
Add: contribution by minority shareholders	3,066,000
Minority interests’ income	2,680,318
Additional interest to minority interest holders in connection with disposal of property, plant and equipment on a cashless basis	93,168
Less: dividends declared to the minority interest holders of Joint-venture companies	(1,660,281)

Balance, December 31, 2005	$21,751,043
Add: contribution by minority shareholders	2,332,470
Minority interest’s income	5,545,350
Foreign currency translation	1,468,787
Less: dividends declared to the minority interest holders of Joint-venture companies	(7,984,983)

Balance, December 31, 2006	$23,112,667

16. Share Capital

The activities in the Company’s share capital account during the years ended December 31, 2006 and 2005 are summarized as follows:

	Common Stock	Par Value	Note
Balance, December 31, 2005 and 2004	22,574,543	$2,257
Issuance of common stock for cash in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	1,216,675	122	Average Exercise price at $8.96 per share
Exercise of stock option by independent directors	22,500	2	Exercise price at $4.50 per share
Pay commissions and placement agent fee in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	37,863	4	Exercise price at $11.89 per share

Balance, December 31, 2006	23,851,581	$2,385

On March 20, 2006, the Company raised gross amount of $5,000,000 in a private placement (PIPE) to Cornell Capital Partners, LP (“Investor”) by issuing 625,000 shares of common stock.

On March 20, 2006, pursuant to Placement Agent Agreement, the Investor committed under certain conditions to purchase, within the next 24 months after an effective resale registration of the Company’s common stock, at the Company’s option, up to $15 million of the Company’ common stock, at an agreed discount from the fair market value. According to this agreement, the Company raised gross amount of $5,900,000 in a number of private placements (PIPE) to Cornell Capital Partners, LP (“Investor”) by issuing 591,675 shares of common stock in four installments from May to December in 2006.

On March 20, 2006, the Company issued 37,863 shares of common stock to Cornell Capital Partners, LP and a placement agent in non-capital raising transactions, collectively at an exercise price of $11.885 per share as a commitment fee and a placement agent fee of $450,000 in connection with the establishment of a $15,000,000 equity line of credit under a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. The exercise value of $450,000 by issuing 37,863 shares of common stock was regarded as financing expense and has been debited to share capital with the excess of exercise value over par value, $449,996 being credited to additional paid-in capital.

The common stock to be issued under the Standby Equity Distribution Agreement (“SEDA”) will be issued at a 1.5% discount to the lowest daily Volume Weighted Average Price, (“VWAP”), of the Company’s common stock during the five consecutive trading day period immediately following the date the Company notifies Cornell Capital Partners, LP that it desires to access the SEDA; provided, that the price per share paid by Cornell Capital Partners, LP will in no event be less than a minimum of 90% of the closing bid price for the Company’s common stock on the trading day immediately preceding the date that it delivers an advance request. Further, Cornell Capital Partners, LP will retain 4.5% of each advance under the SEDA. Based on this discount, Cornell Capital Partners, LP will have an incentive to sell immediately to realize the gain on the 1.5% discount. These sales could cause the price of the Company’s common stock to decline, based on increased selling of its common stock. In the event Cornell Capital Partners, LP holds more than 9.9% of the Company’s then-outstanding common stock, the Company will be unable to obtain a cash advance under the SEDA. A possibility exists that Cornell Capital Partners, LP may own more than 9.9% of the Company’s outstanding common stock at a time when it would otherwise plan to request an advance under the SEDA. In that event, if the Company is unable to obtain additional external funding, it could fail to achieve the corporate objectives that it had hoped to use the cash to achieve.

The securities authorized for issuance under equity compensation plans at December 31, 2006 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,200,000	$6.42	2,132,500

The stock option plan was approved in the 2004 Annual Meeting of Stockholders, and the maximum common shares for issuance under this plan are 2,200,000 with a period of 10 years.

17.  Additional paid-in capital

The activities in the Company’s additional paid-in capital account during the year ended December 31, 2006 and 2005 are summarized as follows:

	Additional paid-in capital	Note
Balance, December 31, 2004	$18,003,168
Deemed distribution to shareholders	74,704	Difference between fair value and construction cost for the office building sold to a company controlled by the Chairman.
Issuance of 22,500 stock options to independent directors	68,850

Balance, December 31, 2005	$18,146,722
Issuance of 1,216,675 common stock for cash in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	10,899,872	Difference between exercise value and par value
Exercise of 22,500 stock options by independent directors	101,248	Difference between exercise value and par value
Issuance of 22,500 stock options to independent directors	131,625
Issuance of common stock in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	449,996	Difference between exercise value and par value
Issuance of common stock warrants in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	832,639
Payment of commissions and placement agent fee by issuance of common stock in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	(449,996)
Payment of commissions and placement agent fee by issuance of common stock warrants in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	(832,639)
Cash paid for retaining fee, commissions and placement agent fee in connection with offering	(627,504)
Payment of commissions and placement agent fee by issuance of common stock in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	(4)

Balance, December 31, 2006	$28,651,959

On March 20, 2006, the Company issued 37,863 shares of common stock to Cornell Capital Partners, LP and a placement agent in non-capital raising transactions, collectively at an exercise price of $11.885 per share as a commitment fee and a placement agent fee of $450,000 in connection with the establishment of a $15,000,000 equity line of credit under a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. The exercise value of $450,000 by issuing 37,863 shares of common stock was regarded as financing expense and has been debited to share capital with the excess of exercise value over par value, $449,996 being credited to additional paid-in capital.

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. On July 21, 2004, the Company issued options to purchase 7,500 shares of common stock to each of its three independent directors. Such stock options vested immediately upon grant and are exercisable at $4.50 per share over a period of two years. The exercise price represents a 11.11% premium from the fair market value as based upon the grant date of the stock options. On June 28, 2005, the Company issued additional options to purchase 7,500 shares of common stock to each of its three independent directors. Such stock options vested immediately upon grant and are exercisable at $6.83 per share over a period of five years. The exercise price represents the fair market value based on the grant date of the stock options. On July 6, 2006, the Company issued options to purchase 7,500 shares of common stock to three of its independent directors. Such stock options vested immediately upon grant and are exercisable at $7.94 per share over a period of five years.

The fair value of the options at the grant date was $131,625, $68,850 and $55,125 for the years 2006, 2005 and 2004, respectively, which was calculated based on Black-Scholes option pricing model. The fair value was recorded as compensation expenses for the years ended December 31, 2006, 2005 and 2004. These amounts have been debited to operating expenses and credited to additional paid-in capital.

The weighted-average fair value of options granted during the periods 2006, 2005 and 2004 was $5.85, $3.06 and $2.45, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option valuation model and assumptions noted in the table:

	2006	2005	2004

Expected volatility	93.19%	46.00%	121.60%
Risk-free rate	4.75%	3.60%	4.00%
Expected term (years)	5	5	2
Dividend yield	0.00%	0.00%	0.00%

On March 20, 2006, the Company raised a gross amount of $5,000,000 in a private placement (PIPE) to Cornell Capital Partners, LP, “Investor” by issuing 625,000 shares of common stock. As part of the financing cost, the Company issued a warrant to purchase 86,806 shares of common stock, exercisable for three years at an exercise price of $14.40 per share, and a warrant to purchase 69,444 shares of common stock, exercisable for three years at an exercise price of $18.00 per share, to Cornell Capital Partners, LP. The fair value of above-mentioned warrants at the grant date is $832,639, which was measured based on Black-Scholes option pricing model. This amount was recorded as financing expenses and debited to additional paid-in capital. Additionally, the same amount was credited to additional paid-in capital, resulting in zero effect on additional paid-in capital and the Consolidated Financial Statements.

The weighted average fair value of warrants issued during the 2006 year-end was $5.33. The fair value of the warrants granted was estimated on the date of grant using the option valuation model and assumptions noted in the table:

Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
82.20%	4.66%	3	0%

A summary of option activities under the plans to December 31, 2006 was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (years)
Outstanding - January 1, 2005	22,500	$4.50	2
Granted	22,500	6.83	5
Exercised	—	—	—
Cancelled	—	—	—
Outstanding - December 31, 2005	45,000	5.67	3.5
Granted	22,500	7.94	5
Exercised	(22,500)	4.5	—
Cancelled	—	—	—
Outstanding - December 31, 2006	45,000	7.39	5

The following is a summary of warrants granted for the year ended December 31, 2006:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (years)

Outstanding - December 31, 2005	—	$—	—
Granted	156,250	$16.00	3
Exercised	—	—	—
Cancelled	—	—	—
Outstanding - December 31, 2006	156,250	$16.00	3

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2006:

Range of Exercise Prices	Outstanding Stock Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Stock Options Exercisable	Weighted Average Exercise Price

$4.50 - $10.00	45,000	4.01	$ 7.39	45,000	$7.39

The following is a summary of the range of exercise prices for warrants that are outstanding and exercisable at December 31, 2006:

Range of Exercise Prices	Issued Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price

$10.01 - $20.00	156,250	2.22	$16.00	156,250	$16.00

18.  Retained earnings - Appropriated

The activities in the Company’s retained earnings - appropriated account during the year ended December 31, 2006 and 2005 are summarized as follows:

Balance, December 31, 2004	$4,396,339
Retained earnings - appropriated	526,923

Balance, December 31, 2005	4,923,262
Retained earnings - appropriated	1,286,647

Balance, December 31, 2006	$6,209,909

Pursuant to the relevant laws and regulations of Sino-foreign joint venture enterprises, the profits of the Company’s Sino-foreign subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10%.

When the statutory surplus reserve reaches 50% of the registered capital of a company, additional reserve is no longer required. However, the reserve cannot be distributed to joint venture partners. Based on the business licenses of the Sino-foreign joint ventures, the registered capital of Henglong, Jiulong, Shenyang , Zhejiang, USAI, Jielong, and Wuhu are $10,000,000, $4,283,170 (RMB35,000,000), $8,132,530 (RMB67,500,000), $7,000,000, $10,000,000, $6,000,000 and $3,750,387 (RMB30,000,000) respectively.

Net income as reported in the US GAAP financial statements differs from that reported in the PRC statutory financial statements. In accordance with relevant laws and regulations in the PRC, profits available for distribution are based on the statutory financial statements. If the Company has foreign currency available after meeting its operational needs, the Company may make its profit distributions in foreign currency to the extent foreign currency is available. Otherwise, it is necessary to obtain approval and convert such distributions at an authorized bank.

19. Other Income

  During 2006 and 2005, the Company recorded other income, government subsidies, of $94,257 and $150,809, respectively.

During 2004, the Company recorded other income of $856,939, consisting of Government subsidies of $175,959 and $680,980 arising from the write off of accounts payable.

Government subsidies represent refunds by the Chinese Government of interest paid to banks by companies entitled to such subsidies. This applies only to interest on loans related to production facilities expansion. Commencing in 2003 and 2004, the Company had used this type of special loan to improve its production lines by increasing capability and enhancing quality. The expansion was completed and began to operate at the end of 2004 and 2005. During 2005 and 2006, the Chinese Government sent experts to review and assess the Company’s usage of its improved production facilities on site to confirm that the Company’s improvements had achieved its goals and thereby qualify for the subsidy .

The amounts of income written off against accounts payable related to the Company’s trial products obtained from a number of suppliers 2 or 3 years ago for product .These accounts payable would no longer be payable and since these recoveries happened very infrequently and did not relate to the normal operations of the Company in 2004, they were recorded in other income rather than income from operations.

 20.  Income Taxes for Continuing Operations

The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign invested enterprise. The Company’s PRC subsidiaries are generally subject to enterprise income tax at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

On January 1, 1996, one of the subsidiary of the Company, Jiulong, was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 1996, and a 50% enterprise national income tax deduction and a 100% local income tax deduction for the next nine years thereafter (from 1998 to 2006) for income tax purposes.

On January 1, 1999, one of the subsidiary of the Company, Henglong, was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 1999, and a 50% enterprise national income tax deduction and a 100% local income tax deduction for the next nine years thereafter (from 2001 to 2009) for income tax purposes.

On January 1, 2003, one of the subsidiary of the Company, Shenyang, was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2003, and a 75% enterprise national income tax deduction and a 100% local income tax deduction for the next three years thereafter (from 2005 to 2007) for income tax purposes.

On January 1, 2004, one of the subsidiary of the Company, Zhejiang, was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2004, and a 50% enterprise national income tax deduction and a 50% local income tax deduction for the next three years thereafter (from 2006 to 2008) for income tax purposes.

USAI, Wuhu and Jielong are at their start up stage and accordingly, there is no assessable profit for the year ended December 31, 2006 subject to PRC enterprise income tax.

No provision for HongKong tax is made as Jilong and Great Genesis are both investment holding companies, and have no assessable income in HongKong for the years ended on December 31, 2006, 2005 and 2004.

No provision for US tax is made as the Company has no assessable income in US for the years ended on December 31, 2006, 2005 and 2004.

The account of income tax as of the December 31, 2006, 2005 and 2004 is summarized as follows:

	2006	2005	2004

Tax rate	7.5%-16.5%	7.5%-15%	15%
Taxation payable	2,597,189	1,371,863	1,520,000
Income tax refund	(928,108)	-	(901,600)
Income tax	1,669,081	1,371,863	618,400

 21.  Discontinued Operations

Effective August 31, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into an equity exchange agreement, the “Exchange Agreement”, with Hubei Wanlong Investment Co., Ltd., “HBWL”, which is controlled by Mr. Hanlin Chen, the Chairman of the Company. Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by the Company was exchanged for 2.5% of HBWL’s equity interests in Henglong based on their respective fair market values as determined by an independent appraisal firm. Accordingly, effective August 31, 2004, the Company did not own Jingzhou’s equity.

The disposal of Jingzhou was accounted for as discontinued operations according as SFAS No. 144. The operating results and related costs and expenses of Jingzhou have been shown as discontinued operations in the consolidated statements of operations. Financial statements of prior periods are also changed to reflect the discontinued operations of Jingzhou. There are no taxes accrued for the discontinued operating loss.

The consolidated statement of operations for 2004 included net loss from discontinued operations of $(21,591).

The consolidated statement of cash flows for 2004 included decreased net cash flows from discontinued operations of $52,014, consisting of net cash flows used in operating activities from discontinued operations of $1,354,506, net cash provided by investing activities from discontinued operations of $121,769, and net cash provided by financing activities from discontinued operations of $1,180,723.

 22.  Significant Concentrations

The Company grants credit to its customers, generally on an open account basis. The Company’s customers are all located in the PRC.

In 2006, the Company’s ten largest customers accounted for 72.5% of the Company’s consolidated sales, with four customers accounting for in excess of 10% of consolidated sales, i.e. 16.4%, 13.3%, 11.1% and 10.3% of consolidated sales, or an aggregate of 51.1% of consolidated sales.

In 2005, the Company’s ten largest customers accounted for 69.9% of the Company’s consolidated sales, with three customers accounting for in excess of 10% of consolidated sales, i.e. 14.0%, 11.6% and 11.5% of consolidated sales, or an aggregate of 37.1% of consolidated sales.

In 2004, the Company’s ten largest customers accounted for 73.1% of the Company’s consolidated sales, with three customers accounting for in excess of 10% of consolidated sales, i.e. 19.2%, 16.2% and 10.9% of consolidated sales, or an aggregate of 46.3% of consolidated sales.

At December 31, 2006 and 2005, approximately 35.5% and 37.0% of accounts receivable were from trade transactions with the aforementioned customers.

23.  Related Party Transactions

The Company’s related party transactions include product sales, material purchases and purchases of equipment and technology. These transactions were consummated under similar terms as those with the Company's customers and suppliers. On some occasions, the Company’s related party transactions also include purchase/sale of capital stock of the joint ventures and sale of property, plant and equipment.

Related sales and purchases: During the years ended December 31, 2006, 2005 and 2004, the joint-ventures entered into related party transactions with companies with common directors as shown below:

Merchandise Sold to Related Parties

	December 31,
	2006	2005	2004

Xiamen Joylon	$2,813,113	$1,970,984	$1,367,087
Shanghai Fenglong	465,331	319,145	315,538
Total	$3,278,444	$2,290,129	$1,682,625

Materials Purchased from Related Parties

	December 31,
	2006	2005	2004
Xiamen Joylon	$2,909	$—	$—
Shanghai Fenglong	270,597	139,008	256,212
Jiangling Tongchuang	2,333,399	1,526,573	1,446,967
Jingzhou Tongyi	148,644	—	—
Jingzhou Tongying	94,734	2,104	—
Total	$2,850,283	$1,667,685	$1,703,179

Technology Purchased from Related Parties

	December 31,
	2006	2005	2004

Changchun Hualong	$193,719	$125,926	$175,904

Equipment Purchased from Related Parties

	December 31,
	2006	2005	2004

Hubei Wiselink	$858,115	$51,191	$—

Related receivables, advance payments and account payable: As at December 31, 2006 and 2005, accounts receivables, advance payments and account payable between the Company and related party are as shown below:

Due from Related Parties

	December 31,
	2006	2005

Xiamen Joylon	$1,521,413	$1,554,134
Shanghai Fenglong	249,520	274,941
Total	$1,770,933	$1,829,075

Due to Related Parties

	December 31,
	2006	2005

Xiamen Joylon	$3,021	$—
Shanghai Tianxiang	534,216	237,888
Shanghai Fenglong	79,417	50,208
Jiangling Tongchuang	18,284	92,489
Hubei Wiselink	3,111	2,648
Jingzhou Tongyi	2,356	345
Total	$640,405	$383,578

Advanced Equipment Payment to Related Parties

	December 31,
	2006	2005

Hubei Wiselink	$488,873	$599,729

Advanced Expenses and Others to Related Parties

	December 31,
	2006	2005

Shanghai Fenglong	$—	$31,733
Changchun Hualong	128,205	61,111
Jiangling Tongchuang	—	173,220
Jingzhou Tongyi	111,620	45,972
Jingzhou Tongying	247,508	—
Total	$487,333	$312,036

Other Transactions with Related Parties:

Effective August 31, 2004, in order to concentrate on its main products, namely steering and automotive parts, the Company disposed of its 51% interest in Jingzhou by entering into the Exchange Agreement with HBWL, which is controlled by Mr. Hanlin Chen, the Chairman of the Company. Pursuant to the Exchange Agreement, the 51% equity interest in Jingzhou owned by the Company was exchanged for 2.5% of HBWL’s equity interests in Henglong based on their respective fair market values as determined by an independent appraisal firm. The difference between the fair value and the book value resulting from the disposition of the joint venture interest in Jingzhou was debited to additional paid-in capital. With respect to consideration paid by the Company in excess of the Chairman’s basis in his investment, such excess has been charged to additional paid-in capital as a distribution to the Chairman, resulting in the acquired 2.5% equity interests in Henglong being recorded by the Company at the Chairman’s original cost basis. The Company paid approximately $90,000 to Hubei Wanlong in conjunction with this transaction.

Henglong, one of the Company’s Joint-ventures, has constructed seven buildings dedicated to research and administration for its operations in Wuhan. Due to the unified building guidance and planning on floor and building areas by the government of Wuhan, the actual building areas were greater than the areas the Company needed. In 2005, the Company decided to dispose of two of its seven buildings, with construction costs of $2,468,574, to WuHan Geological University Information S&T Development Co., Ltd. "WuHan Information", a Chinese company controlled by Mr. Hanlin Chen, the Chairman of the Company, at fair market value of $2,636,444, which was determined by an independent appraisal firm. As of December 31, 2006, WuHan Information has paid receivables of $2,636,444 and interest revenue of $95,000 to the Company according to the contract agreement.

24. Commitments and Contingencies

Legal Proceedings - The Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The following table summarizes the Company‘s major contractual payment obligations and commitments as of December 31, 2006:

	Payment Obligations by Period
	2007	2008	2009	2010	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$110,000	$110,000	$110,000	$550,000
Obligations for purchasing agreements	4,371,999	1,124,685	—	—	—	5,496,684
Total	$4,481,999	$1,234,685	$110,000	$110,000	$110,000	$6,046,684

25. Off-Balance Sheet Arrangements

At December 31, 2006 and 2005, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

26. Subsequent Events

On January 17, 2007, the Company raised $1,200,000 in a private placement (PIPE) to Cornell Capital Partners, LP, “Investor”, by issuing 108,121 shares of common stock.

Pursuant to the joint venture agreement entered into with Sensor as set out in note 2 regarding the formation of USAI, Sensor has failed to contribute its sensor-related technologies and thereby failed to fulfill its capital contribution commitment as of March 20, 2007, Sensor agreed to withdraw from USAI and another technology supplier is being sought. There is no effect on the Company's existing production, but it may materially affect USAI's future development.

27. Segment Reporting

The accounting policies of the product sectors are the same as those described in the summary of significant accounting policies except that the disaggregated financial results for the product sectors have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting them in making internal operating decisions. Generally, the Company evaluates performance based on stand-alone product sector operating income and accounts for inter segment sales and transfers as if the sales or transfers were to third parties, at current market prices.

During 2006, the Company had seven product sectors, four of them were principal profit makers, which were reported as separate sectors who engaged in the production and sales of power steering for cars (Henglong), power steering for trucks (Jiulong) power steering for light duty vehicles (Shenyang), and power pumps (Zhejiang). The other three sectors which were established in 2005 and 2006 respectively, engaged in the production and sales of sensor modular (USAI), power steering for special vehicles (Wuhu), and electronic power steering (Jielong).since the revenues, net income and net assets of these three sectors are less than 10% of its segment in the consolidated statement, the Company incorporated these three sectors into “other sectors”.

During 2004 and 2005, the Company had five product sectors, (Jingzhou was discontinued in August 2004. Four of them were principal profit makers, which were presented as separate sectors engaged in the production and sales of power steering for cars (Henglong), power steering for trucks (Jiulong), power steering for light duty vehicles (Shenyang), and power pumps (Zhejiang). The sensor sector (USAI), which was established in 2005, and the textile sector (Jingzhou), which was discontinued in August 2004, were reported in “other sectors.”

2006	Power steering for cars	Power steering for trucks	Power steering for light duty vehicles	Power pumps	Other sectors	Other(a)	Total
Revenue
Net product sales - external	$45,312,457	$25,135,726	$14,935,722	$10,221,478	$161,056	$-	$95,766,439
Net product sales - internal	8,191,505	3,584,952	884,979	352,030	0	(13,013,466)	0
Gain on other sales and other income - external	261,420	83,941	28,623	3,273	0	(3,784)	373,473

Total revenue	$53,765,382	$28,804,619	$15,849,324	$10,576,781	$161,056	($13,017,250)	$96,139,912

Depreciation and amortization	$3,087,440	$1,696,590	$415,523	$631,094	$547,700	$97,867	$6,476,214
Net income	3,329,962	1,304,902	1,627,718	789,239	(827,957)	(1,412,160)	4,811,704
Total assets	74,295,465	37,217,985	15,279,830	14,857,762	8,216,363	2,241,133	152,108,538
Capital expenditures	$2,393,008	$860,317	$688,242	$918,305	$2,974,934	($280,970)	$7,553,836

2005	Power steering for cars	Power steering for trucks	Power steering for light duty vehicles	Power pumps	Other sectors	Other(a)	Total
Revenue
Net product sales - external	$30,447,713	$17,534,928	$9,596,922	$5,992,737	$-	$-	$63,572,301
Net product sales - internal	4,977,022	4,340,931	1,837,282	283,216	0	(11,438,450)	0
Gain on other sales and other income - external	297,759	197,150	23,779	7,182		(15,075)	510,795

Total revenue	$35,722,494	$22,073,009	$11,457,983	$6,283,135	$-	(11,453,525)	$64,083,096

Depreciation and amortization	$2,413,074	$1,405,892	$402,653	$580,124	$6,026	$100,474	$4,908,243
Net income	1,275,570	1,453,572	1,128,038	285,572		(827,274)	3,315,478
Total assets	59,611,582	37,400,013	13,593,450	12,065,965	3,608,168	(6,749,455)	119,529,723
Capital expenditures	$8,274,746	$2,356,095	$217,353	$143,491	$220,100	$-	$11,211,785

2004	Power steering for cars	Power steering for trucks	Power steering for light duty vehicles	Power pumps	Other sectors	Other (a)	Total
Revenue
Net product sales - external	$18,705,317	$26,656,495	$8,957,088	$3,866,945	$-	$-	$58,185,845
Net product sales - internal	10,323,892	275,891	3,733,121	392,846	-	(14,725,750)	-
Gain on other sales and other income - external	866,935	710,101	67,210	20,120	-	(12,806)	1,651,560

Total revenue	$29,896,144	$27,642,487	$12,757,419	$4,279,911	$-	($14,738,556)	$59,837,405

Depreciation and amortization	$771,053	$594,593	$240,128	$320,302	-	$79,975	$2,006,052
Net income	1,050,385	4,637,097	1,510,770	602,555	(21,591)	(911,879)	6,867,337
Total assets	53,962,794	35,543,244	13,728,122	9,725,379	-	(7,472,894)	105,486,645
Capital expenditures	$13,348,622	$4,947,372	$603,880	$1,620,427	$-	$4,819	$20,525,120

(a)  Other includes activity at the corporate level, unrealized income between product companies (sectors), and elimination of inter-sector transactions.

The following is a list of exhibits filed as part of this Annual Report.