Form 10-Q
period 2007-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2007-05-14
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission file number: 000-33123

China Automotive Systems, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0885775
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 1 Henglong Road, Yu Qiao Development Zone, Shashi District,
Jing Zhou City, Hubei Province, People’s Republic of China
(Address of Principal Executive Offices)

Registrant’s telephone number, including Area Code: (86) 716-832-9196	Registrant’s fax number: (86) 716-832-9298

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

Yes  ☐    No  ☒

As of March 31, 2007, the Company had 23,959,702 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements
China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2007	2006

Net product sales, including $902,584 and $583,539 to related parties at March 31, 2007 and 2006	$28,383,392	$20,964,452
Cost of product sold, including $1,051,480 and $655,995 purchased from related parties at March 31,2007 and 2006	19,191,486	14,019,255
Gross profit	9,191,906	6,945,197
Add: Gain on other sales	112,094	82,715
Less: Operating expenses-
Selling expenses	1,593,646	1,492,488
General and administrative expenses	1,509,027	2,037,537
R&D expenses	119,465	189,747
Depreciation and amortization	893,251	688,490
Total Operating expenses	4,115,389	4,408,262
Income from operations	5,188,611	2,619,650
Add: Other income, net	38,462	624
Financial (expenses)	(394,997)	(334,386)
Income before income taxes	4,832,076	2,285,888
Less: Income taxes	1,294,080	200,711
Income before minority interests	3,537,996	2,085,177
Less: Minority interests	1,894,895	990,779
Net income	$1,643,101	$1,094,398
Net income per common share
Basic and diluted	$0.07	$0.05
Weighted average number of common shares outstanding
Basic	23,938,078	22,680,813
Diluted	23,949,809	22,704,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2007	2006

Net income	$1,643,101	$1,094,398
Other comprehensive income:
Foreign currency translation gain	—	601,399
Comprehensive income	$1,643,101	$1,695,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$17,362,082	$27,418,500
Pledged cash deposits	2,984,344	3,484,335
Accounts and notes receivable, net, including $2,090,888 and $1,770,933 from related parties at March 31, 2007 and December 31, 2006, net of an allowance for doubtful accounts of $4,208,453 and $4,086,218 at March 31, 2007 and December 31, 2006.	60,477,292	57,234,383
Advance payments and other, including $181,590 and $487,333 to related parties at March 31, 2007 and December 31, 2006.	920,857	837,014
Inventories	18,051,757	15,464,571
Total current assets	$99,796,332	$104,438,803
Long-term Assets:
Property, plant and equipment, net	$40,535,608	$40,848,046
Intangible assets, net	433,388	3,140,548
Other receivables, net, including $664,016 and $738,510 from related parties at March 31, 2007 and December 31, 2006, net of an allowance for doubtful accounts of $697,472 and $898,203 at March 31, 2007 and December 31, 2006.	1,432,340	966,715
Advance payment for property, plant and equipment, including $1,159,667 and $488,873 to related parties at March 31, 2007 and December 31, 2006.	3,705,310	2,640,708
Long-term investments	70,513	73,718
Total assets	$145,973,491	$152,108,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets

March 31, 2007	December 31, 2006
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$8,333,333	$15,384,615
Accounts and notes payable, including $893,901 and $640,405 to related parties at March 31, 2007 and December 31, 2006.	38,542,305	37,647,913
Customer deposits	134,917	146,171
Accrued payroll and related costs	1,610,700	1,506,251
Accrued expenses and other payables	8,298,907	11,078,186
Accrued pension costs	3,276,133	3,266,867
Taxes payable	7,114,338	5,914,362
Amounts due to shareholders/directors	318,065	358,065
Total current liabilities	$67,628,698	$75,302,430
Long-term liabilities:
Advances payable	313,151	313,151
Total liabilities	$67,941,849	$75,615,581
Minority interests	$21,665,326	$23,112,667
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares issued and outstanding - None	$—	$—
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued and Outstanding - 23,959,702 shares and 23,851,581 shares at March 31, 2007 and December 31, 2006, respectively	2,396	2,385
Additional paid-in capital	29,994,873	28,651,959
Retained earnings-
Appropriated	6,209,909	6,209,909
Unappropriated	17,690,338	16,047,237
Accumulated other comprehensive income	2,468,800	2,468,800
Total stockholders' equity	$56,366,316	$53,380,290
Total liabilities and stockholders' equity	$145,973,491	$152,108,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,643,101	$1,094,398
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Minority interests	1,894,895	990,779
Depreciation and amortization	1,827,792	1,453,473
Allowance for doubtful accounts (Recovered)	(78,495)	686,568
Other operating adjustments	8,972	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	499,991	(2,341,003)
Accounts and notes receivable	(3,365,144)	(5,074,395)
Advance payments and other	(83,843)	(157,173)
Inventories	(2,587,186)	(1,208,496)
Increase (decrease) in:
Accounts and notes payable	894,392	9,748,793
Customer deposits	(11,254)	58,717
Accrued payroll and related costs	104,449	132,544
Accrued expenses and other payables	(151,316)	1,334,919
Accrued pension costs	9,266	115,564
Taxes payable	1,199,976	874,994
Net cash provided by operating activities	$1,805,596	$7,709,682
Cash flows from investing activities:
(Increase) in other receivables	(264,895)	(1,401,564)
Cash received from equipment sales	66,737	—
Cash paid to acquire property, plant and equipment	(2,533,099)	(652,784)
Cash paid to acquire intangible assets	(12,404)	(138,238)
Net cash (used in) investing activities	$(2,743,661)	$(2,192,586)
Cash flows from financing activities:
(Decrease) in proceeds from bank loans	(7,051,282)	(1,081,981)
Dividends paid to the minority interest holders of Joint-venture companies	(3,172,571)	(124,844)
(Decrease) in amounts due to shareholders/directors	(40,000)	(86,018)
Proceeds from issuance of common stock	1,145,500	4,940,000
Net cash provided by (used in) financing activities	$(9,118,353)	$3,647,157
Cash and cash equivalents effected by foreign currency	$—	$601,399
Net (decrease) increase in cash and cash equivalents	(10,056,418)	9,765,652
Cash and cash equivalents at beginning of period	27,418,500	12,374,944
Cash and cash equivalents at end of period	$17,362,082	$22,140,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Three Months Ended March 31,
	2007	2006

Cash paid for interest	$192,557	$193,099
Cash paid for income taxes	$159,059	$130,715

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Three Months Ended March 31,
	2007	2006

Issuance of common shares on a non-cash basis	$—	$4
Financing services fee related to issuance of common shares	—	(4)
Increase in capital by minority shareholders of Joint-venture companies on a non-cash basis	—	921,785
Dividends payable to minority shareholders of Joint-venture companies being converted into capital	—	(921,785)
Decrease in minority interests as a result of minority shareholder’s withdrawal from Joint-venture.	(2,830,545)	—
Withdrawal of invested intangible assets by minority shareholder of Joint-venture.	2,600,204	—
Increase in equity in connection with minority shareholder’s withdrawal from Joint-venture.	$230,341	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2007 and 2006

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

The Company owns the following aggregate net interests in seven Sino-foreign joint ventures organized in the PRC as of March 31, 2007 and 2006.

	Percentage Interest
Name of Entity	March 31, 2007	March 31, 2006

Shashi Jiulong Power Steering Gears Co., Ltd., "Jiulong"	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., "Henglong"	44.50%	44.50%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., ”Shenyang"	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., "Zhejiang"	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	85.71%	60.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	—
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	—

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

On April 12, 2005, Great Genesis entered into a Joint-venture agreement with Shanghai Hongxi Investment Inc., “Hongxi”, a company controlled by Mr. Hanlin Chen, the Company’s Chairman, and Sensor System Solution Inc., “Sensor”, to establish a joint venture, Universal Sensor Application Inc., “USAI”, in the Wuhan East Lake development zone to engage in production and sales of sensor modulars. The registered capital of the Joint-venture is $10 million. Great Genesis and Hongxi intended to invest $6 million and $1 million, respectively, including cash and land and building, which would account for 60% and 10% of the total registered capital, respectively. Sensor would invest $3 million in technology, accounting for 30% of the total registered capital. As of March 20, 2007, the three parties of USAI, Great Genesis, Hongxi, Sensor, entered into an agreement, which led to Sensor's withdrawal from USAI and abandonment all its rights and interests in USAI. The registered capital of the Joint-venture has changed to $7,000,000, with 85.71% owned by the Company, 14.29% owned by Hongxi. Since the withdrawal of intangible assets, another technology supplier is being sought.

On April 14, 2006, Great Genesis entered into a Joint-venture agreement with Hong Kong Tongda, “Tongda”, to establish a joint venture, Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”, in the Wuhan East Lake development zone. Jielong is mainly engaged in the production and sales of electric power steering, “EPS”. The registered capital of the Joint-venture is $6 million. Great Genesis and Tongda will invest $5,100,000 and $900,000, respectively, amounting to 85% and 15% of the total registered capital, respectively.

On March 31, 2006, as amended on May 2, 2006, Great Genesis, entered into a Joint-venture agreement with Wuhu Chery Technology Co., Ltd., “Chery Technology”, to establish a Joint-venture, Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu”, in the Wuhu Technological Development Zone. Wuhu is mainly engaged in the production and sales of automobile steering system. The registered capital of the Joint-venture is $3,750,387, the equivalent of RMB 30,000,000. Great Genesis and Chery Technology invested $2,900,300, the equivalent of RMB 23,200,000, and $848,938, the equivalent of RMB 6,800,000, respectively, which accounts for 77.33% and 22.67% of the total registered capital, respectively.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the three months ended March 31, 2007 and 2006, the accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The subsidiaries include seven Sino-foreign Joint-ventures mentioned in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Actual weighted average shares outstanding used in calculating basic and diluted income per share were:

	Three Months Ended March 31,
	2007	2006

Weighted average shares outstanding	23,938,078	22,680,813
Effect of dilutive securities	11,731	23,940
Diluted shares outstanding	23,949,809	22,704,753

The 156,250 shares underlying warrants issued to Cornell Capital Partners, LP on March 20, 2006 has not been included in the computation of diluted income per share because such inclusion would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2007	2006

Anti-dilutive securities	94,023	67,104

Stock-Based Compensation - The Company may periodically issue shares of common stock for services rendered or for financing costs. Such shares will be valued based on the market price on the transaction date. The Company may periodically issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. As of March 31, 2007, the Company has issued 67,500 stock options under this plan and there remain 2,132,500 stock options issuable in future.

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

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain comparative amounts have been reclassified to conform to the current year’s presentation.

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the three months ended March 31, 2007 and 2006.

The consolidated balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company’s management believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s 2006 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

 3. ACCOUNTS AND NOTES RECEIVABLE

The Company’s accounts receivable at March 31, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006

Accounts receivable	$45,491,760	$41,174,404
Notes receivable	19,193,985	20,146,197
Less: allowance for doubtful accounts	(4,208,453)	(4,086,218)
Balance at the end of the period	$60,477,292	$57,234,383

Notes receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The activity in the Company’s allowance for doubtful accounts during the three months ended March 31, 2007 (unaudited) and the years ended December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006

Balance at beginning of period	$4,086,218	$2,856,025
Add: amounts provided during the period	122,235	1,099,092
Add: foreign currency translation	—	131,101
Balance at the end of the period	$4,208,453	$4,086,218

4. OTHER RECEIVABLES

The Company’s other receivables at March 31, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006

Other receivables	$2,129,812	$1,864,918
Less: allowance for doubtful accounts	(697,472)	(898,203)
Balance at the end of the period	$1,432,340	$966,715

The activity in the Company’s allowance for doubtful accounts of other receivable during the three months ended March 31, 2007 (unaudited) and the years ended December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006

Balance at beginning of the period	$898,203	$1,040,169
Less: recovered amounts during the period	(200,731)	(210,861)
Add: foreign currency translation	—	68,895
Balance at the end of the period	$697,472	$898,203

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.

5. INVENTORIES

The Company’s inventories at March 31, 2007 (Unaudited) and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006

Raw materials	$5,778,366	$5,381,372
Work in process	3,741,975	3,253,192
Finished goods	9,267,813	7,548,218
	18,788,154	16,182,782
Less: provision for loss	(736,397)	(718,211)
Balance at the end of the period	$18,051,757	$15,464,571

6. PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at March 31, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006

Land use rights and buildings	$18,256,372	$17,384,534
Machinery and equipment	34,143,895	33,466,198
Electronic equipment	3,006,758	2,945,454
Motor vehicles	2,066,034	2,095,169
Construction in progress	2,810,292	3,280,279
	60,283,351	59,171,634
Less: Accumulated depreciation	(19,747,743)	(18,323,588)
Balance at the end of the period	$40,535,608	$40,848,046

Depreciation charge for the three months ended March 31, 2007 and the year ended December 31, 2006 are $1,708,431 and $5,816,922 respectively.

7. INTANGIBLE ASSETS

The activities in the Company’s intangible asset account at March 31, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006

Balance at beginning of period	$3,140,548	$3,503,217
Add: additions during the period-
Patent technology	—	109,073
Management software license	12,404	65,852
Foreign currency translation	—	121,698
Less: decrease during the period-
Patent technology	(2,600,204)	—
	552,748	3,799,840
Less: Amortization for the period	(119,360)	(659,292)
Balance at the end of the period	$433,388	$3,140,548

When USAI was established in 2005, Sensor contributed $3,000,000 as capital, being the fair market value of the intangible assets, namely the sensor product and the technology for sensor production, as well as the Joint-venture’s technical personnel training. As of March 20, 2007 Sensor withdrew from USAI, abandoned all its right and interest in the Joint-venture, and repossessed the rights to the intangible assets at the carrying value of the intangible assets was $2,600,204. Please see Note 1 and Note 14.

8. BANK LOANS

At March 31, 2007, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $8,333,333, with weighted average interest rate at 5.99% per annum. These loans are secured with some of the property and equipment of the Company and are repayable within one year.

At December 31, 2006, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $15,384,615, with weighted average interest rate at 5.90% per annum. These loans are secured with some of the property and equipment of the Company, and are repayable within one year.

9. ACCOUNTS AND NOTES PAYABLE

The Company’s accounts and notes payable at March 31, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006

Accounts payable	$27,079,756	$22,517,260
Notes payable	11,462,549	15,130,653
Balance at the end of the period	$38,542,305	$37,647,913

Notes payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits, notes receivable and certain property plant and machinery to secure trade financing granted by banks.

10. ACCRUED EXPENSES AND OTHER PAYABLES

The Company’s accrued expenses and other payables at March 31, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006

Accrued expenses	$1,498,532	$1,695,188
Other payables	1,527,918	1,987,540
Warranty reserves	3,459,288	2,954,326
Dividend payable to minority interested shareholders of Joint-ventures	1,813,169	4,441,132
Balance at the end of the period	$8,298,907	$11,078,186

The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three months ended March 31, 2007 (unaudited) and the year ended December 31, 2006, the warranties activities were as follows:

	March 31, 2007	December 31, 2006

Balance at the beginning of period	$2,954,326	$1,787,869
Additions during the reporting period	917,265	3,956,521
Settlement within reporting period, by cash or actual material	(412,303)	(2,858,829)
Foreign currency translation	—	68,765
Accrual balance at end of period	$3,459,288	$2,954,326

The Company has recorded $3,459,288 and $ 2,954,326 product warranty reserves for the three months ended March 31, 2007 (unaudited) and the year ended December 31, 2006, which were included in the accrued expenses and other payables in the accompanying consolidated financial statements.

11. ACCRUED PENSION COSTS

Since the Company’s operations are all located in China, all the employees are located in China. The Company records pension costs and various employment benefits in accordance with the relevant Chinese social security laws, which is substantially based on a total of 31% of salary as required by local governments. Base salary levels are the average salary determined by the local governments.

The activities in the Company’s pension account during the three months ended March 31, 2007 (unaudited) and the year ended December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006

Balance at beginning of the period	$3,266,867	$2,653,064
Amounts provided during the period	296,925	1,287,609
Settlement during the period	(287,659)	(789,265)
Foreign currency translation	--	115,459
Balance at end of period	$3,276,133	$3,266,867

12. TAXES PAYABLE

The Company’s taxes payable at March 31, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006

Value-added tax payable	$6,339,081	$6,274,698
Income tax payable	772,754	(362,267)
other tax payable	2,503	1,931
Balance at the end of the period	$7,114,338	$5,914,362

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

On January 1, 1996, one of the subsidiaries of the Company, Jiulong, was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 1996, and a 50% enterprise national income tax deduction and a 100% local income tax deduction for the next nine years thereafter, from 1998 to 2006, for income tax purpose. In 2007, Jiulong continued to be granted a 100% local income tax deduction.

On January 1, 1999, one of the subsidiaries of the Company, Henglong, was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 1999, and a 50% enterprise national income tax deduction and a 100% local income tax deduction for the next nine years thereafter, from 2001 to 2009, for income tax purpose.

On January 1, 2003, one of the subsidiaries of the Company, Shenyang, was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2003, and a 75% enterprise national income tax deduction and a 100% local income tax deduction for the next three years thereafter, from 2005 to 2007, for income tax purpose.

On January 1, 2004, one of the subsidiaries of the Company, Zhejiang, was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2004, and a 50% enterprise national income tax deduction and a 50% local income tax deduction for the next three years thereafter, from 2006 to 2008, for income tax purpose.

USAI, Wuhu and Jielong are at their start up stage and accordingly, there is no assessable profit for the period ended March 31, 2007 subject to PRC enterprise income tax.

No provision for Hong Kong tax is made as Jilong and Great Genesis are both investment holding companies, and have no assessable income in Hong Kong for the three months ended March 31, 2007 and the year ended December 31,2006.

No provision for US tax is made as the Company has no assessable income in US for the three months ended March 31, 2007 and the year ended December 31,2006.

The Company’s activities of income taxes at March 31, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	March 31,2007	December 31, 2006
Tax rate	7.5%-30.0%	7.5%-16.5%

Balance at beginning of the period(a)	$(362,267)	$(624,707)
Add: additions during the period-
Accrual taxation	1,294,080	2,597,189
Less: decrease during the period-
Income tax refund (b)	—	(928,108)
Settlement during the period	(159,059)	(1,382,614)
Foreign currency translation	—	(24,027)
Balance at the end of the period	$772,754	$(362,267)

(a)At the end of the fiscal year, the Company must deliver income tax in advance, and the government will liquidate with the Company within the three months after the end of the fiscal year.

(b)Two of the Company’s Sino-foreign joint ventures, Henglong and Jiulong, received an income tax benefit of $928,108 in 2006 for purchase of domestic equipment, which has been reflected as a reduction to income tax expense in the Company’s consolidated statements of operations for the year ended December 31, 2006. The 2007 income tax refund is in application.

13. AMOUNTS DUE TO SHAREHOLDERS/DIRECTORS

The activities in the amounts due to shareholders/directors at March 31, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006

Balance at the beginning of period	$358,065	$766,642
Decrease during the reporting period	(40,000)	(429,061)
Foreign currency translation	—	20,484
Balance at end of period	$318,065	$358,065

The amounts due to shareholders/directors were unsecured, interest-free and repayable on demand.

14. MINORITY INTERESTS

The Company’s activities in respect of the amounts of the minority interests’ equity at March 31, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006

Balance at beginning of the period	$23,112,667	$21,751,043
Add: Additions during the period-
Contribution by minority shareholders	—	2,332,470
Minority interest’s income	1,894,895	5,545,350
Increase in connection with minority shareholders’ abandonment of all its right and interest in Joint-venture.	32,916	—
Foreign currency translation	—	1,468,787
Less: decrease during the period-
dividends declared to the minority interest holders of Joint-venture companies	(544,607)	(7,984,983)
Decrease in minority interests as a result of minority shareholder, Sensor’s withdrawal from Joint-venture	(2,830,545)	—
Balance at end of period	$21,665,326	$23,112,667

As of March 20, 2007, Great Genesis, Hongxi and Sensor entered into an agreement, which led to Sensor’s withdrawal from USAI, its withdrawal of intangible assets, and abandonment of all its right and interest in USAI. Please see Note 1.

The calculation of the withdrawal of Sensor is summarized as follows:

	Equity of USAI
	(before	Sensor’s			Additional paid-in capital
	Sensor’s withdrawal	Withdrawal	Carrying value of
	at March 20,	of equity in	intangible assets	Abandoned	The
	2007)	USAI	withdrawn	interest	Company’s	Hongxi’s
	a	b	c	d=b-c	e=d*85.71%	f=d*14.29%

Additional paid-in capital	$4,337,291	$3,000,000	$2,600,204	$399,796	$342,665	$57,131
Foreign currency translation	219,927	183,923	—	183,923	157,641	26,283
Stockholders' deficit	(1,177,928)	(353,378)	—	(353,378)	(302,881)	(50,498)
Equity	$3,379,290	$2,830,545	$2,600,204	$230,341	$197,425	$32,916

Sensor’s withdrawal from USAI, its withdrawal of intangible assets, and abandonment of all its right and interest in USAI, was debited into minority interests of $2,830,545, and credited into intangible assets of $2,600,204. The abandoned interest of $230,341, recognized as additional paid-in capital of USAI, was credited into additional paid-in capital and minority interests of $197,425 and $32,916, respectively.

15. SHARE CAPITAL

The Company’s activities in its share capital account during the three months ended March 31, 2007 (unaudited) and the year ended December 31, 2006 are summarized as follows:

	March 31, 2007		December 31, 2006
	Common Stock	Par Value	Common Stock	Par Value

Balance at beginning of the period	23,851,581	$2,385	22,574,543	$2,257
Add: Additions during the period
Issuance of common stock for cash in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	108,121	11	1,216,675	122
Exercise of stock option by independent directors	—	—	22,500	2
Pay commissions and placement agent fee in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	—	—	37,863	4
Balance at end of period	23,959,702	$2,396	23,851,581	$2,385

On January 17, 2007, the Company raised gross amounts of $1,200,000 in a private placement (PIPE) to Cornell Capital Partners, LP (“Investor”) by issuing 108,121 shares of common stock.

16. ADDITIONAL PAID-IN CAPITAL

The Company’s activities in the Company’s additional paid-in capital account during the three months ended March 31, 2007 (unaudited) and the year ended December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006

Balance at beginning of the period	$28,651,959	$18,146,722
Add: Additions during the period-
Issuance of common stock for cash in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP. Please see Note 15.	1,199,989	10,899,872
Exercise of stock option by independent directors	—	101,248
Issuance of stock options to independent directors	—	131,625
Issuance of common stock in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	—	449,996
Issuance of common stock warrants in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	—	832,639
Increase in connection with minority shareholders’ abandonment of all its right and interest in Joint-venture. (Please see Note 14.)	197,425	—
Less: decrease during the period-
Payment of commissions and placement agent fee by issuance of common stock in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	—	(449,996)
Payment of commissions and placement agent fee by issuance of common stock warrants in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	—	(832,639)
Cash paid for retaining fee, commissions and placement agent fee in connection with offering. (Please see Note 15.)	(54,500)	(627,504)
Payment of commissions and placement agent fee by issuance of common stock in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	—	(4)
Balance at end of period	$29,994,873	$28,651,959

17. SIGNIFICANT CONCENTRATIONS

The Company grants credit to its customers, generally on an open account basis.  The Company’s customers are all located in the PRC.

During the three months ended March 31, 2007 (unaudited), the Company’s ten largest customers accounted for 75.5% of the Company’s consolidated net sales, with each of four customers individually accounting for more than 10% of consolidated net sales, i.e. 15.7%, 13.0%, 11.7% and 11.4% individually, or an aggregate of 51.8%.  At March 31, 2007, approximately 34.0% of accounts receivable were from trade transactions with the aforementioned four customers.

During the three months ended March 31, 2006 (unaudited), the Company’s ten largest customers accounted for 64.2% of the Company’s consolidated net sales, with each of four customers individually accounting for more than 10% of consolidated net sales, i.e. 13.8%, 13.0%, 11.9% and 11.2% individually, or an aggregate of 49.9%.  At March 31, 2006, approximately 36.2% of accounts receivable were from trade transactions with the aforementioned four customers.

18. RELATED PARTY TRANSACTIONS AND BALANCES

Related party transactions with companies with common directors are as follows:

Related sales:

	Three Months Ended March 31,
	2007	2006

Merchandise Sold to Related Parties (unaudited)	$902,584	$583,539

Related purchases (unaudited):

	Three Months Ended March 31,
	2007	2006

Materials Purchased from Related Parties	$1,051,480	$655,995
Technology Purchased from Related Parties	64,103	188,640
Equipment Purchased from Related Parties	181,218	109,788
Total	$1,296,801	$954,423

Related receivables (March 31, 2007 unaudited):

	March 31,2007	December 31, 2006

Accounts receivable	$2,090,888	$1,770,933
Other receivables	664,016	738,510
Total	$2,754,904	$2,509,443

Related advances (March 31, 2007 unaudited):

	March 31,2007	December 31, 2006

Advanced Equipment Payment to Related Parties	$1,159,667	$488,873
Advanced Expenses and Others to Related Parties	181,590	487,333
Total	$1,341,257	$976,206

Related payables

	March 31,2007	December 31, 2006

Accounts payable (March 31, 2007 unaudited)	$893,901	$640,405

These transactions were consummated under similar terms as those with the Company's customers and suppliers.

19. COMMITMENTS AND CONTINGENCIES:

Legal Proceedings - The Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The following table summarizes the Company‘s major contractual payment obligations and commitments as of March 31, 2007 (unaudited):

	Payment Obligations by Period
	2007(a)	2008	2009	2010	Thereafter	Total

Obligations for service agreements	$110,000	$110,000	$110,000	$110,000	$110,000	$550,000
Obligations for purchasing agreements	3,215,525	1,395,451	—	—	—	4,610,976
Total	$3,325,525	$1,505,451	$110,000	$110,000	$110,000	$5,160,976

(a) Remaining 9 months in 2007

20. OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2007 and 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

21. SEGMENT REPORTING

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

During the three months ended March 31, 2007 (unaudited), the Company had seven product sectors, five of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering (Henglong), power steering (Jiulong), power steering (Shenyang), power pumps (Zhejiang), and power steering (Wuhu). The other two sectors which were established in 2005 and 2006 respectively, engaged in the production and sales of sensor modular (USAI), and electronic power steering (Jielong).Since the revenues, net income and net assets of these two sectors are less than 10% of its segment in the consolidated statement, the Company incorporated these three sectors into “other sectors”.

During the three months ended March 31, 2006 (unaudited), the Company had seven product sectors, four of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering for cars (Henglong), power steering for trucks (Jiulong), power steering for light duty vehicles (Shenyang), and power pumps (Zhejiang). To conform with the year 2007, power steering (Wuhu) was reported separately. The other two sectors which were established in 2005 and 2006 respectively, engaged in the production and sales of sensor modular (USAI), and electronic power steering (Jielong).Since the revenues, net income and net assets of these two sectors are less than 10% of its segment in the consolidated statement, the Company incorporated these three sectors into “other sectors”

The Company’s product sectors information is as follows:

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other (1)	Total
For the Three Months Ended:

March 31,2007
Revenue
Net product sales - external	$10,545,718	$7,421,381	$3,317,584	$3,257,331	$3,829,849	$11,529	$—	$28,383,392
Net product sales - internal	6,379,077	1,094,395	603,268	8,729	—	—	(8,085,469)	—
Gain on other sales and other income - external	114,177	32,050	8,193	(2,546)	—	—	(1,318)	150,556
Total revenue	$17,038,972	$8,547,826	$3,929,045	$3,263,514	$3,829,849	$11,529	$(8,086,787)	$28,533,948
Net income	$1,450,313	$772,381	$358,006	$279,858	$(305,945)	$(70,067)	$(841,445)	$1,643,101
March 31,2006
Revenue
Net product sales - external	$10,417,337	$5,368,643	$3,444,778	$1,733,231	$—	$463	$—	$20,964,452
Net product sales - internal	1,097,048	252,204	94,763	294,458	—	—	(1,738,473)	—
Gain on other sales and other income - external	52,667	22,418	7,934	1,241	—	—	(921)	83,339
Total revenue	$11,567,052	$5,643,265	$3,547,475	$2,028,930	$—	$463	$(1,739,394)	$21,047,791
Net income	$522,795	$449,944	$159,244	$108,165	$—	$(58,864)	$(86,886)	$1,094,398

(1) Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

22. SUBSEQUENT EVENTS
None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.  Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof.  The Company undertakes no obligation to update these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.  Please see the discussion on risk factors in Item 1A of Part II of this quarterly report on Form 10-Q.

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

The Company owns the following aggregate net interests in seven Sino-foreign joint ventures organized in the PRC as of March 31, 2007 and 2006 (unaudited).

	Percentage Interest
Name of Entity	March 31, 2007	March 31, 2006

Shashi Jiulong Power Steering Gears Co., Ltd., "Jiulong"	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., "Henglong"	44.50%	44.50%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., ”Shenyang”	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., "Zhejiang"	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	85.71%	60.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	—
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	—

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

On April 12, 2005, Great Genesis entered into a Joint-venture agreement with Shanghai Hongxi Investment Inc., “Hongxi”, a company controlled by Mr. Hanlin Chen, the Company’s Chairman, and Sensor System Solution Inc., “Sensor”, to establish a joint venture, Universal Sensor Application Inc., “USAI”, in the Wuhan East Lake development zone to engage in production and sales of sensor modulars. The registered capital of the Joint-venture is $10 million. Great Genesis and Hongxi intended to invest $6 million and $1 million, respectively, including cash and land and building, which would account for 60% and 10% of the total registered capital, respectively. Sensor would invest $3 million in technology, accounting for 30% of the total registered capital. As of March 20, 2007, the three parties of USAI, Great Genesis, Hongxi, Sensor, entered into an agreement, which led to Sensor’s withdrawal from USAI and abandonment of all its rights and interests in USAI. The registered capital of the Joint-venture has changed to $7,000,000, with 85.71% owned by the Company, 14.29% owned by Hongxi. Since the withdrawal of intangible assets, another technology supplier is being sought.

On April 14, 2006, Great Genesis entered into a Joint-venture agreement with Hong Kong Tongda, “Tongda”, to establish a joint venture, Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”, in the Wuhan East Lake development zone. Jielong is mainly engaged in the production and sales of electric power steering, “EPS”. The registered capital of the Joint-venture is $6 million. Great Genesis and Tongda will invest $5,100,000 and $900,000, respectively, amounting to 85% and 15% of the total registered capital, respectively.

On March 31, 2006, as amended on May 2, 2006, Great Genesis, entered into a Joint-venture agreement with Wuhu Chery Technology Co., Ltd., “Chery Technology”, to establish a Joint-venture, Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu”, in the Wuhu Technological Development Zone. Wuhu is mainly engaged in the production and sales of automobile steering system. The registered capital of the Joint-venture is $3,750,387, the equivalent of RMB 30,000,000. Great Genesis and Chery Technology invested $2,900,300, the equivalent of RMB 23,200,000, and $848,938, the equivalent of RMB 6,800,000, respectively, which accounts for 77.33% and 22.67% of the total registered capital, respectively.

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
			We base our estimate on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers.	• VM (Vehicle Manufacturer) sourcing • VM policy decisions regarding warranty claims
Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments
We are required from time-to-time to review the recoverability of certain of our assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.
			We estimate cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	• Future production estimates • Customer preferences and decisions
Accounts and notes receivables	Provision for doubtful accounts and notes receivable
Estimating the provision for doubtful accounts and notes receivable require the Company to analyze and monitor each customer’s credit standing and financial condition regularly. The Company grants credit to its customers, generally on an open account basis. It will material adverse effect the Company’s cost disclosure if such assessment were improper.

The Company grants credit to its customers for three to four months based on each customer’s current credit standing and financial data. The Company assesses allowance on an individual customer basis, under normal circumstances, the Company does not record any provision for doubtful accounts for those accounts receivable amounts which were in credit terms. For those receivables out of credit terms, certain proportional provision, namely 25% to 100%, will be recorded based on respective overdue terms.
• Customers’ credit standing and financial condition

In addition, there are other items within our financial statements that require estimation, but are not as critical as those discussed above. These include the allowance for reserves for excess and obsolete inventory. Although not significant in recent years, changes in estimates used in these and other items could have a significant effect on our consolidated financial statements.

RESULTS OF OPERATIONS——THREE MONTHS ENDED MARCH 31, 2007 AND 2006:

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage on net sales		Change in percentage
	2007	2006	2006 to 2007

Net sales	100.0%	100.0%	35.4%
Cost of sales	67.6	66.9	36.9
Gross profit	32.4	33.1	32.3
Gain on other sales (a)	0.4	0.4	35.5
Less: operating expenses –
Selling expenses (a)	5.6	7.1	6.8
General and administrative expenses (a)	5.3	9.7	(25.9)
R & D expenses	0.4	0.9	(37.0)
Depreciation and amortization	3.1	3.3	29.7
Total operating expenses	14.4	21.0	(6.6)
Operating income	18.4	12.5	98.1
Other income (a)	0.1	0.0	--
Financial expenses	(1.4)	(1.6)	18.1
Income before income tax	17.1	10.9	111.4
Income tax	4.6	1.0	544.7
Income before minority interests	12.5	9.9	69.7
Minority interests	6.7	4.7	91.3
Net income	5.8%	5.2%	50.1%

(a) For the convenience of comparability, the Company has reclassified warranty expenses from general and administrative expenses into after-sales service under selling expenses, and part of non-operating income which was attributable to operating income into Gain on other sales, to be consistent with the presentation of its financial statement for the three months ended March 31, 2007.

NET SALES:

Net sales were $28,383,392 for the three months ended March 31, 2007, as compared to $20,964,452 for the three months ended March 31, 2006, an increase of $7,418,940 or 35.4%.  The increase in net sales in 2007 as compared to 2006 was a result of the following factors:

(1) Increases in the income of Chinese residents and the growth of consumption led to an increase in the sales of passenger vehicles and an increase in the Company’s sales of steering gear and pumps. As a result, sales of steering gear and pumps for domestic passenger vehicles for the three months ended March 31, 2007 increased 27.6% and 87.9% over the same period of 2006, respectively.

(2) Increased investments and business activities in China led to an increase in sales of commercial vehicles. For the three months ended March 31, 2007, sales of steering gears and accessories for commercial vehicles increased by 38.2% as compared to the same period of 2006.

(3) The Company has raised the technological contents in and production efficiency of its products as a result of technological improvement to its production lines, allowing the Company to reduce its costs and, correspondingly, its sales prices which led to increased sales volumes.

GROSS PROFIT

For the three months ended March 31, 2007, gross profit was $9,191,906, as compared to $6,945,197 for the three months ended March 31, 2006, an increase of $2,246,709 or 32.3%.

The increase in sales contributed to an increase of $2,638,952 in gross profit, a decrease in unit cost resulted in an increase of $75,944 in gross profit, which was partially offset by a decrease in selling prices which resulted in a decrease of $468,187 in gross profit.

Gross margin was 32.4% for the three months ended March 31, 2007, a decrease of 0.7% from 33.1% for the same period of 2006.  The decrease reflects a decrease in selling prices which was partially offset by a cost decrease.  The decrease in gross profit was consistent with the Company’s expectation that the sales price of automotive parts would fall approximately by 5%-7% during 2007 as compared to 2006.  The Company plans to take the following measures in the remaining nine months of 2007 to reduce costs and to meet its yearly gross margin target of not less than 30%:

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

2. Reduce the cost of raw materials. In 2007, the Company plans to continue controlling the costs of raw materials in two ways: Firstly, volume purchase of major raw materials will be made through a bidding process, and for purchases of other smaller quantities of non major materials, “target prices” will be set to guide such purchases. Secondly, to set “target profit” to further control purchase cost of raw materials. The Company estimated that material cost will be reduced by 1.6% as a result of these measures.

GAIN ON OTHER SALES

Gain on other sales consisted of net amount retained from sales of materials and other assets. For the three months ended March 31, 2007, gain on other sales were $112,094, as compared to $82,715 for the same period of 2006, an increase of $29,379 or 35.5%, mainly due to increased sales of materials.

SELLING EXPENSES

Selling expenses were $1,593,646 for the three months ended March 31, 2007, as compared to $1,492,488 for the same period of 2006, an increase of 101,158 or 6.8%. Material increased items were salaries and wages expense, and transportation expense.

The increase in salaries and wages expense was due to an increase of 35.4% in net sales for the three months ended March 31, 2007 as compared to the same period of 2006, so that bonuses, as a percentage of net sales, paid to sales staff also increased accordingly.

The increase in transportation expense was due to increased sales and a rise in the price of oil, which led to increases in domestic transportation prices.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,509,027 for the three months ended March 31, 2007, as compared to $2,037,537 for the same period of 2006, a decrease of $528,510 or 25.9%.

There was a material decrease in the provision for doubtful accounts.  The Company grants credit to its customers, generally on an open account basis. Credit terms, based on each customer’s historical credit standing, is three to four months. In normal circumstance, the Company does not record any provision for doubtful accounts for those accounts receivable amounts which were in credit. For those receivables in excess of normal credit terms a provision has been recorded accordingly. For those receivables in excess of credit terms, a provision has been recorded accordingly. During the three months ended March 31, 2007, the Company further tightened its credit control, leading to a decreased accounts receivable balance, thus recovering part of the provision for doubtful accounts recorded in prior years.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $119,465 for the three months ended March 31, 2007, as compared to $189,747 for the three months ended March 31, 2006, a decrease of $70,282 or 37.0%, as a result of the Company’s R&D department focusing on applications of prior purchased versus organic technologies.

DEPRECIATION AND AMORTIZATION EXPENSE

For the three months ended March 31, 2007, the depreciation and amortization expenses excluding those recorded in cost of sales were $893,251, as compared to $688,490 for the three months ended March 31, 2006, an increase of $204,761 or 29.7%, as a result of increased property, plant and equipment.

INCOME FROM OPERATIONS

Income from operations was $5,188,611 for the three months ended March 31, 2007, as compared to $2,619,650 for the three months ended March 31, 2006, an increase of $2,568,961 or 98.1%, as a result of an increase of $2,246,709 or 32.3% in gross profit, an increase of $29,379 or 35.5% in gain on other sales, and a decrease of $292,873 or 6.6% in operating expenses.

OTHER INCOME

Other income was $38,462 for the three months ended March 31, 2007, as compared to $624 for the same period of 2006, an increase of $37,838, primarily as a result of increased government subsidy.

Interest subsidy means the refunds by the Chinese Government of interest charged by banks to companies which are entitled to such subsidy. This kind of subsidy applies only to loan interest related to production facilities expansion.

Whether or not a company can receive interest subsidies from the Chinese Government depends on whether the company’s technological improvement has achieved its expected goal of production expansion and quality enhancement.

FINANCIAL EXPENSES

Financial expenses were $394,997 for the three months ended March 31, 2007, as compared to $334,386 for the three months ended March 31, 2006, an increase of $60,611 or 18.1%, primarily result of an increase in weighted average interest rates from 5.91% for the three months ended March 31, 2006 to 5.99% for the three months ended March 31, 2007.

INCOME BEFORE INCOME TAXES

Income before income taxes was $4,832,076 for the three months ended March 31, 2007, as compared to $2,285,888 for the three months ended March 31, 2006, an increase of $2,546,188 or 111.4%, as a result of an increase in income from operations of $2,568,961 or 98.1%, an increase in gain on other sales of $37,838, and an increase in financial expenses of $60,611 or 18.1%.

INCOME TAXES

Income taxes expense was $1,294,080 for the three months ended March 31, 2007, as compared to $200,711 for the three months ended March 31, 2006, an increase of $1,093,369 or 544.7%, mainly because of:

1. Increased income before income taxes resulted in increased income tax of $472,555.

2. The Company has received an income tax refund of $365,793 for domestic equipment purchased during the three months ended March 31, 2006. In 2007, the Company did not receive any income tax refund. In accordance with the relevant regulations of income taxes stipulated by the Ministry of Finance and Administration of Taxation, 40% of domestic equipment purchases can be refundable from increased income taxes for the purchasing year over those of the previous year. The 2007 income tax refund is in application.

3. One of the Company’s Sino-foreign joint ventures, Jiulong, has finished its 50% state tax exemption by December 31, 2006. During the three months ended March 31, 2007, Jiulong was subject to an increased tax rate of 30% from 15%, which led to an increased income tax of $255,021.

INCOME BEFORE MINORITY INTERESTS

Income before minority interests was $3,537,996 for the three months ended March 31, 2007, as compared to $2,085,177 for the three months ended March 31, 2006, an increase of $1,452,819 or 69.7%, as a result of an increase in income before income taxes of $2,546,188 or 111.4%, and an increase in income taxes of $1,093,369 or 544.7%.

MINORITY INTERESTS

Minority interests in the earnings of the Sino-foreign Joint-ventures amount to $1,894,895 for the three months ended March 31, 2007, as compared to $990,779 for the three months ended March 31, 2006, an increase of $904,116 or 91.3%.

The Company owns different equity interests in seven Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these seven Sino-foreign joint ventures were consolidated in the Company’s financial statements of March 31, 2007 and 2006. The Company records the minority interests' share in the earnings of the respective Sino-foreign joint ventures for each period.

In 2007, minority interest increased significantly as compared to 2006, primarily as income from Henglong, one of the Company’s joint ventures, which was owned 55.5% by minority interest holders increased significantly.

NET INCOME

Net income was $1,643,101 for the three months ended March 31, 2007, as compared to a net income of $1,094,398 for the three months ended March 31, 2006, an increase of $548,703 or 50.1%, as a result of an increase in income before minority interests of $1,452,819 or 69.7%, and an increase in minority interests of $904,116 or 91.3%.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources and use of cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and internally generated cash. As of March 31, 2007, the Company had cash and cash equivalents of $17,362,082, as compared to $22,140,596 as of March 31, 2006, a decrease of $4,778,514 or 21.6%.

The Company had working capital of $32,167,634 as of March 31, 2007, as compared to $29,136,373 as of March 31, 2006, an increase of $3,031,261 or 10.4%.

Financing activities:

For the Company’s bank loans and banker’s acceptance bill facilities, the Company’s banks will require the Company to sign documents to repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, it can extend such one year facilities for another year.

The Company had bank loans maturing in less than one year of $8,333,333 and bankers’ acceptances of $11,462,549 as of March 31, 2007, including $581,175 which was not a part of the line of credit and fully mortgaged by notes receivable.

The Company currently expects to be able to obtain similar bank loans and bankers’ acceptance bills in the future if it can provide adequate mortgage security following the termination of the above mentioned agreements. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptance bills will be devalued by approximately $3,882,280. If the Company wishes to obtain the same amount of bank loans and banker's acceptance bills, it will have to provide $3,882,280 additional mortgages. The Company can obtain a reduced line of credit with a reduction of $2,035,058, if it cannot provide additional mortgages, $3,882,280 at 52% mortgage rates. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity. As of March 31, 2007, the Company has adequate working capital, as well as $7,800,000 available under a $15,000,000 equity line through a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. The Company views these capitals as providing an ample available source of back-up liquidity in case of an unanticipated event.

(a) Bank loans

As of March 31, 2007, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Amount available	Amount borrowed

Comprehensive credit facilities	Bank of China	$9,487,179	$8,623,438
Comprehensive credit facilities	China Construction Bank	2,564,103	—
Comprehensive credit facilities	CITIC Industrial Bank	3,589,744	2,564,102
Comprehensive credit facilities	Shanghai Pudong Development Bank	5,128,205	4,399,026
Comprehensive credit facilities	Jingzhou Commercial Bank	6,410,256	2,373,718
Comprehensive credit facilities	Industrial and Commercial Bank of China	1,410,256	1,254,423
Total		$28,589,743	$19,214,707

The Company may request banks to issue notes payable or bank loans within its credit line using a 364-day revolving line.

The Company refinanced its short-term debt during early 2007 at annual interest rates of 5.580% to 7.254%, and for terms of six to twelve months. Pursuant to the refinancing arrangement, the Company pledged $18,918,617 of equipment, $5,134,718 of land use rights and $3,706,462 of buildings as security for its comprehensive credit facility with Bank of China; pledged $2,616,218 of land use rights and $3,725,923 of buildings as security for its comprehensive credit facility with CITIC Industrial Bank; pledged $1,534,256 of land use rights and $6,656,397 of buildings as security for its comprehensive credit facility with Shanghai Pudong Development Bank; pledged $8,572,115 of land use rights as security for its comprehensive credit facility with Jingzhou Commercial Bank; pledged $1,380,683 of land use rights and $932,767 of buildings as security for its comprehensive credit facility with Industrial and Commercial Bank of China; and pledged $1,034,872 of land use rights and $3,207,872 of buildings as security for its comprehensive credit facility with China Construction Bank.

(b) Financing from investors:

On March 20, 2006, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP for a total amount of $15 million. The Company has utilized $7,200,000 as of March 31, 2007. Under the agreement, Cornell Capital Partners, LP has committed to provide funding to be drawn down over a stated period at the Company’s discretion.

If the Company fails to obtain the same or similar terms for any debt or equity refinancing to meet its debt obligations, or if the Company fails to obtain extensions of the maturity dates of these obligations as they become due, its overall liquidity and capital resources will be adversely affected.

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Short-term bank loan	$8,333,333	$8,333,333	$—	$—	$—
Notes payable	11,462,549	11,462,549	—	—	—
Other contractual purchase commitments, including information technology	5,160,976	3,325,525	1,615,451	220,000	—
Total	$24,956,858	$23,121,407	$1,615,451	$220,000	$—

Short-term bank loans:

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of March 31, 2007:

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of payment	Amount
Bank of China	Working Capital	16-May-06	1	5.58%	Pay monthly	15-May-07	$2,564,103
Bank of China	Working Capital	07-Mar-07	1	6.12%	Pay monthly	07-Mar-08	641,024
CITIC Industrial Bank	Working Capital	15-Jun-06	1	5.85%	Pay monthly	14-Jun-07	2,564,103
Shanghai Pudong Development Bank	Working Capital	14-Sep-06	1	6.12%	Pay monthly	13-Sep-07	2,564,103
Total							$8,333,333

The Company must use the loans for the purpose described in the table. If the Company fails, it will be charged a penalty interest at 100% of the specified loan rate. The Company has to pay interest under the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged a compounded interest at the specified rate. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of March 31, 2007, and will continue to comply with them.

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of March 31, 2007:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	Apr, 2007	$2,061,483
Working Capital	3-6	May, 2007	1,550,690
Working Capital	3-6	Jun, 2007	2,651,557
Working Capital	3-6	Jul, 2007	2,103,947
Working Capital	3-6	Sep, 2007	3,094,872
Total			$11,462,549

The Company must use the loan for the purpose described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of March 31, 2007, and will continue to comply with them.

The Company had approximately $5,160,976 of capital commitment as of March 31, 2007, arising from equipment purchases for expanding production capacity. The Company intends to pay $3,325,525 in the remaining nine months of 2007 using its working capital. Management believes that it will not have a material adverse effect on the Company’s liquidity.

Cash flows:

(a) Operating activities

The Company’s operations provided cash of $1,805,596 for the three months ended March 31, 2007, as compared to cash of $7,709,682 for the three months ended March 31, 2006, a decrease of $5,904,086, reflecting a decreased notes payable and an increased inventory. A decrease in notes payable contributed a $9,841,725 increase in cash outflow. Since the notes payable were required at different time, maturing notes payable amount was greater than newly issued notes payable amount as of March 31, 2007 while during the same period of 2006, maturing notes payable amount was lesser than newly issued notes payable amount. An increase in inventory contributed a $1,378,690 increase in cash outflow, mainly due to the Company’s intention to produce sufficient inventories to meet increasing demands in the April of 2007, a peak time for the Company. In view of the 364-day revolving notes payable, the increased inventories which will be turned into cash in peak season, the Company anticipates that a decrease in notes payable and an increase in inventory will not have a material adverse effect on its future operating activates.

(b) Investing activities

The Company expended net cash of $2,743,661 in investment activities during the three months ended March 31, 2007, and $2,192,586 during the same period of 2006.

Cash used in investment activities in 2007 increased by $551,075 compared to that in 2006, primarily due to payment for a large amount of equipment during the three months ended March 31, 2007 and for production facilities expansion.

(c) Financing activities

During the three months ended March 31, 2007, the Company expended net cash of $9,118,353 in financing activities, as compared to providing net cash of $3,647,157 for the three months ended March 31, 2006, a decrease of $12,765,510, as a result of following factors:

During the three months ended March 31, 2007, the Company expended an increased cash of $5,969,301 on bank loan repayment than that of the same period of 2006, primarily due to decreased comprehensive credit lines from banks resulting from mortgages insufficiency. The Company expects that the reduction of bank credit lines will not have a material adverse effect on its liquidity, for the Company has adequate working capital as of March 31, 2007.

During the three months ended March 31, 2007, the Company raised $1,145,500 of cash by issuing 108,121 shares of common stock to institutional investors. During the same period of 2006, the Company raised $4,940,000 of cash by issuing 625,000 shares of common stock to institutional investors.

The Company’s joint ventures paid minority shareholders of Sino-foreign joint ventures higher dividends in the three months ended March 31, 2007 than in the same period of 2006. The amounts due to shareholders/directors were unsecured, interest-free and repayable on demand.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2007 and 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual payment obligations and commitments as of March 31, 2007:

	Payment Obligations by Period
	2007(a)	2008	2009	2010	Thereafter	Total

Obligations for service agreements	$110,000	$110,000	$110,000	$110,000	$110,000	$550,000
Obligations for purchasing agreements	3,215,525	1,395,451	—	—	—	4,610,976
Total	$3,325,525	$1,505,451	$110,000	$110,000	$110,000	$5,160,976

(a) Remaining 9 months in 2007.

SUBSEQUENT EVENTS

None

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2006.

ITEM 4	CONTROLS AND PROCEDURES

(a)     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2007, the end of the period covered by this report, the Company’s chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of that period, based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that from October 1, 2006 to date, the disclosure controls and procedures were effective in ensuring that material information the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

For the three months ended March 31, 2007, approximately 11.4% of the Company’s sales were to Brilliance China Automotive Holdings Limited, approximately 11.7% were to Beiqi Foton Motor Co., Ltd., approximately 15.7% were to Cherry Automobile Co., Ltd. and approximately 13.0% were to Zhejiang Geely Holding Co., Ltd., the Company’s four largest customers.  The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

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

There is a limited public float of the Company’s common stock, which can result in its stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock

There is a limited public float of the Company’s common stock.  Of the Company’s outstanding common stock, approximately 10% is considered part of the public float.  The term “public float” refers to shares freely and actively tradable on the NASDAQ SmallCap Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act.  As a result of the limited public float, the market price of the Company’s common stock can be volatile. This stock price volatility could prevent a stockholder seeking to sell Company common stock from being able to sell it at or above the price at which the stock was bought.

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

Sales of our common stock in the public market following the SEDA could lower the market price of our common stock.  Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all.  Of the 23,959,702 shares of common stock outstanding as of March 31, 2007, all such shares are, or will be, freely tradable without restriction, unless held by our “affiliates.”  Some of these shares may be resold under Rule 144.

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

Risks Related to the Non-compliance of NASD Rule

As a result of Mr. Guangxun Xu, an independent director's, resignation, the Company is not in compliance with NASD Rule 4350(c)(1) and there is a risk of delisting if the non-compliance is not cured within the time period allowed by NASDAQ.

On May 11, 2007, Mr. Guangxun Xu resigned from his position as a Director and a member of each of the Audit, Compensation and Nominating Committees of the Company because of his recent appointment as co- chief representative in China by The NASDAQ Stock Market, Inc. As a result of Mr. Guangxun Xu's resignation, the Company is not in compliance with NASD Rule 4350(c)(1) because its board of directors no longer comprises of a majority of independent directors as defined by NASD Rule 4200(a)(15). Consequently, the Company is in the process of searching for a new candidate to serve on its board to satisfy the NASD Rules. The Company is relying on the cure period set forth in NASD Rules 4350(c)(1), which allow the Company to cure such non-compliance before its next annual shareholders meeting. The Company has notified Nasdaq of such circumstances are required by NASD 4350(c)(1). If the Company cannot cure such non-compliance before its next annual shareholders meeting, it faces the risk of being delisted from The NASDAQ Stock Market.

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

CHINA AUTOMOTIVE SYSTEMS, INC. (Registrant)

Date: May 14, 2007	By:	/s/ HANLIN CHEN
Hanlin Chen President and Chief Executive Officer

Date: May 14, 2007	By:	/s/ DAMING HU
Daming Hu Chief Financial Officer