Form 10-Q
period 2007-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2007-08-13
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

China Automotive Systems, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0885775
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 1 Henglong Road, Yu Qiao Development Zone, Shashi District,
Jing Zhou City, Hubei Province, People’s Republic of China
(Address of Principal Executive Offices)

Registrant’s telephone number, including Area Code: (86) 716- 832- 9196	Registrant’s fax number: (86) 716-832-9298

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
Yes ☐ No ☒

As of June 30, 2007, the Company had 23,959,702 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

PART 1 — FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30
	2007	2006
Net product sales, including $1,173,244 and $794,200 to related parties in 2007 and 2006, respectively	$36,312,338	$24,747,912
Cost of product sold, including $1,414,954 and $674,207 purchased from related parties in 2007 and 2006, respectively	24,218,532	15,476,767
Gross profit	12,093,806	9,271,145
Add: Gain on other sales	147,993	117,887
Less: Operating expenses-
Selling expenses	2,813,166	2,386,901
General and administrative expenses	2,080,578	2,352,153
Research and development expenses	468,517	251,394
Depreciation and amortization	935,173	1,253,604
Total Operating expenses	6,297,434	6,244,052
Income from operations	5,944,365	3,144,980
Add: Other income, net	—	—
Financial (expenses)	(16,495)	(177,477)
Income before income taxes	5,927,870	2,967,503
Less: Income taxes	1,067,535	850,739
Income before minority interests	4,860,335	2,116,764
Less: Minority interests	2,405,181	1,365,128
Net income	$2,455,154	$751,636
Net income per common share
Basic and diluted	$0.10	$0.03
Weighted average number of common shares outstanding
Basic	23,959,702	23,254,121
Diluted	23,962,153	23,267,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30
	2007	2006
Net income	$2,455,154	$751,636
Other comprehensive income:
Foreign currency translation gain	1,265,553	—
Comprehensive income	$3,720,707	$751,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Six Months Ended June 30
	2007	2006
Net product sales, including $2,075,828 and $1,377,739 to related parties in 2007 and 2006, respectively	$64,695,730	$45,712,364
Cost of product sold, including $2,466,434 and $1,330,202 purchased from related parties in 2007 and 2006, respectively	43,410,018	29,496,022
Gross profit	21,285,712	16,216,342
Add: Gain on other sales	260,087	200,602
Less: Operating expenses-
Selling expenses	4,406,812	3,879,390
General and administrative expenses	3,589,605	4,389,690
Research and development expenses	587,982	441,141
Depreciation and amortization	1,828,424	1,942,094
Total Operating expenses	10,412,823	10,652,315
Income from operations	11,132,976	5,764,629
Add: Other income, net	38,462	625
Financial (expenses)	(411,492)	(511,863)
Income before income taxes	10,759,946	5,253,391
Less: Income taxes	2,361,615	1,051,450
Income before minority interests	8,398,331	4,201,941
Less: Minority interests	4,300,076	2,355,907
Net income	$4,098,255	$1,846,034
Net income per common share
Basic and diluted	$0.17	$0.08
Weighted average number of common shares outstanding
Basic	23,948,950	22,969,051
Diluted	23,956,740	22,987,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Six Months Ended June 30
	2007	2006
Net income	$4,098,255	$1,846,034
Other comprehensive income:
Foreign currency translation gain	1,265,553	601,399
Comprehensive income	$5,363,808	$2,447,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,627,606	$27,418,500
Pledged cash deposits	2,828,672	3,484,335
Accounts and notes receivable, net, including $1,850,422 and $1,770,933 from related parties at 2007 and 2006, respectively	69,919,862	57,234,383
Advance payments and other, including $223,684 and $487,333 to related parties at 2007 and 2006, respectively	1,141,534	837,014
Inventories	17,364,810	15,464,571
Total current assets	$110,882,484	$104,438,803
Long-term Assets:
Property, plant and equipment, net	$41,656,104	$40,848,046
Intangible assets, net	418,593	3,140,548
Other receivables, net, including $811,653 and $738,510 from related parties at 2007 and 2006, respectively	1,145,384	966,715
Advance payment for property, plant and equipment, including $1,315,243 and $488,873 to related parties at 2007 and 2006, respectively	5,633,146	2,640,708
Long-term investments	72,368	73,718
Total assets	$159,808,079	$152,108,538
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$11,447,368	$15,384,615
Accounts and notes payable, including $987,473 and $640,405 to related parties at 2007 and 2006, respectively	42,487,454	37,647,913
Customer deposits	265,730	146,171
Accrued payroll and related costs	2,006,378	1,506,251
Accrued expenses and other payables	8,979,953	11,078,186
Accrued pension costs	3,421,258	3,266,867
Taxes payable	7,622,569	5,914,362
Amounts due to shareholders/directors	370,080	358,065
Total current liabilities	$76,600,790	$75,302,430
Long-term liabilities:
Advances payable	321,392	313,151
Total liabilities	$76,922,182	$75,615,581
Minority interests	$22,798,874	$23,112,667
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 Shares issued and outstanding - None	$—	$—
Common stock, $0.0001 par value - Authorized - 80,000,000 Shares Issued and Outstanding - 23,959,702 shares and 23,851,581 shares at June 30, 2007 and December 31, 2006, respectively	2,396	2,385
Additional paid-in capital	29,994,873	28,651,959
Retained earnings-
Appropriated	6,078,613	6,209,909
Unappropriated	20,276,788	16,047,237
Accumulated other comprehensive income	3,734,353	2,468,800
Total stockholders' equity	$60,087,023	$53,380,290
Total liabilities and stockholders' equity	$159,808,079	$152,108,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Consolidated Statements of Stockholders’ Equity
Six months ended June 30, 2007 (unaudited) and year ended December 31, 2006

	Common Stock		Additional Paid-in	Retained Earnings		Accumulated Other Comprehensive
	Shares	Par Value	Capital	Appropriated	Unappropriated	Income (Loss)	Total
Balance, December 31, 2005	22,574,543	$2,257	$18,146,722	$4,923,262	$12,522,180	$1,332,684	$36,927,105
Foreign currency translation gain	—	—	—	—	—	1,136,116	1,136,116
Sale of common stock	1,216,675	122	10,899,872	—	—	—	10,899,994
Exercise of stock options by independent directors	22,500	2	101,248	—	—	—	101,250
Cash paid for retaining fee, commissions and placement agent fee in connection with offering	—	—	(627,504)	—	—	—	(627,504)
Issuance of common stock related to financing services	37,863	4	449,996	—	—	—	450,000
Payment of financing services by issuance of common stock in accordance with Cornell Partners, LP	—	—	(450,000)	—	—	—	(450,000)
Issuance of a warrant to purchase common stock	—	—	832,639	—	—	—	832,639
Payment of commission and placement agent fee by issuance of common stock warrants in accordance with Cornell Partners, LP	—	—	(832,639)	—	—	—	(832,639)
Issuance of stock options to independent directors	—	—	131,625	—	—	—	131,625
Net income for the year ended December, 31, 2006	—	—	—	—	4,811,704	—	4,811,704
Appropriation of retained earnings	—	—	—	1,286,647	(1,286,647)	—	—
Balance, December 31, 2006	23,851,581	$2,385	$28,651,959	$6,209,909	$16,047,237	$2,468,800	$53,380,290
Foreign currency translation gain	—	—	—	—	—	1,265,553	1,265,553
Sale of common stock	108,121	11	1,199,989	—	—	—	1,200,000
Cash paid for retaining fee, commissions and placement agent fee in connection with offering	—	—	(54,500)	—	—	—	(54,500)
Increase in connection with minority shareholders’ abandonment of all its right and interest in Joint-venture	—	—	197,425	—	—	—	197,425
Net income for six months ended June, 30, 2007	—	—	—	—	4,098,255	—	4,098,255
Appropriation of retained earnings	—	—	—	(131,296)	131,296	—	—
Balance, June 30, 2007	23,959,702	$2,396	$29,994,873	$6,078,613	$20,276,788	$3,734,353	$60,087,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2007	2006
Cash flows from operating activities:
Net income	$4,098,255	$1,846,034
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Minority interests	4,300,076	2,355,907
Depreciation and amortization	3,440,985	3,334,319
Allowance for doubtful accounts (Recovered)	(107,765)	1,263,545
Other operating adjustments	5,622	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	734,198	(661,757)
Accounts and notes receivable	(11,092,496)	(11,818,049)
Advance payments and other	(280,899)	(1,067,535)
Inventories	(1,425,194)	(2,366,961)
Increase (decrease) in:
Accounts and notes payable	3,825,270	4,120,931
Customer deposits	116,009	609,049
Accrued payroll and related costs	457,740	48,500
Accrued expenses and other payables	(537,559)	2,282,869
Accrued pension costs	68,177	180,874
Taxes payable	1,520,988	1,076,165
Advances payable	—	(62)
Net cash provided by operating activities	$5,123,407	$1,203,829
Cash flows from investing activities:
(Increase) decrease in other receivables	(34,753)	94,383
Cash received from equipment sales	146,412	—
Cash paid to acquire property, plant and equipment	(6,064,201)	(952,502)
Cash paid to acquire intangible assets	(28,717)	(139,462)
Cash received from other investing activities	—	3,920
Net cash (used in) investing activities	$(5,981,259)	$(993,661)
Cash flows from financing activities:
(Decrease) increase in proceeds from bank loans	(4,156,545)	1,414,898
Dividends paid to the minority interest holders of Joint-venture companies	(4,377,448)	(739,586)
Increase (decrease) in amounts due to shareholders/directors	100	(451,138)
Proceeds from issuance of common stock	1,145,500	4,959,740
Capital Contribution from the minority interest holders of Joint-venture companies	—	1,422,075
Net cash provided by (used in) financing activities	$(7,388,393)	$6,605,989
Cash and cash equivalents effected by foreign currency	$455,351	$601,399
Net (decrease) increase in cash and cash equivalents	(7,790,894)	7,417,556
Cash and cash equivalents at beginning of period	27,418,500	12,374,944
Cash and cash equivalents at end of period	$19,627,606	$19,792,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Six Months Ended June 30
	2007	2006
Cash paid for interest	$422,902	$347,886
Cash paid for income taxes	$366,832	$686,927

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
.
	Six Months Ended June 30
	2007	2006
Issuance of common shares on a non-cash basis	$—	$4
Financing services fee related to issuance of common shares	—	(4)
Increase in capital by minority shareholders of Joint-venture companies on a non-cash basis	—	921,785
Dividends payable to minority shareholders of Joint-venture companies being converted into capital	—	(921,785)
Decrease in minority interests as a result of minority shareholder’s withdrawal from Joint-venture.	(2,830,545)	—
Withdrawal of invested intangible assets by minority shareholder of Joint-venture	2,600,204	—
Increase in equity in connection with minority shareholder’s withdrawal from Joint-venture	$230,341	$—

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

Henglong USA Corporation, “HLUSA”, which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly.

The Company owns the following aggregate net interests in eight Sino-foreign joint ventures organized in the PRC as of June 30, 2007 and 2006.

	Percentage Interest
Name of Entity	June 30, 2007	June 30, 2006
Shashi Jiulong Power Steering Gears Co., Ltd., "Jiulong"	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., "Henglong"	44.50%	44.50%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., ”Shenyang"	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., "Zhejiang"	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	85.71%	60.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	—

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

On March 7, 2007, Great Genesis established a wholly-owned subsidiary, Jingzhou Hengsheng Automotive Systems Co., Ltd, “Hengsheng”, to engage in production and sales of automotive steering systems. The registered capital of Hengsheng is $10,000,000.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - For the six months ended June 30, 2007 and 2006, the accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and Sino-foreign joint ventures, including eight Sino-foreign Joint-ventures disclosed in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Actual weighted average shares outstanding used in calculating basic and diluted income per share were:

	Three Months Ended June 30,
	2007	2006
Weighted average shares outstanding	23,959,702	23,254,121
Effect of dilutive securities	2,451	13,114
Diluted shares outstanding	23,962,153	23,267,235

	Six Months Ended June 30,
	2007	2006
Weighted average shares outstanding	23,948,950	22,969,051
Effect of dilutive securities	7,790	18,044
Diluted shares outstanding	23,956,740	22,987,095

The 156,250 shares underlying warrants issued to Cornell Capital Partners, LP on March 20, 2006, and 22,500 options issued to independent directors on July 16, 2006 have not been included in the computation of diluted income per share because such inclusion would have had an anti-dilutive effect.

Stock-Based Compensation - The Company may periodically issue shares of common stock for services rendered or for financing costs. Such shares will be valued based on the market price on the transaction date. The Company may periodically issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. As of June 30, 2007, the Company has issued 67,500 stock options under this plan and there remain 2,132,500 stock options issuable in future.

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

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for doubtful accounts and notes receivables, valuation and costing of inventory, depreciation of property, plant and equivalent, impairment of long-lived assets and accrued liabilities. Actual results could differ from those estimates.

Reclassifications - Certain comparative amounts have been reclassified to conform to the current year’s presentation.

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the three months and six months ended June 30, 2007 and 2006.

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

The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

 3. ACCOUNTS AND NOTES RECEIVABLE

The Company’s accounts receivable at June 30, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006
Accounts receivable	$47,885,212	$41,174,404
Notes receivable	26,230,142	20,146,197
Less: allowance for doubtful accounts	(4,195,492)	(4,086,218)
Balance at the end of the period	$69,919,862	$57,234,383

Notes receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The activity in the Company’s allowance for doubtful accounts during the six months ended June 30, 2007 (unaudited) and the year ended December 31, 2006 are summarized as follows:
	June 30, 2007	December 31, 2006
Balance at beginning of period	$4,086,218	$2,856,025
Add: amounts provided during the period	1,741	1,099,092
Add: foreign currency translation	107,533	131,101
Balance at the end of the period	$4,195,492	$4,086,218

4. OTHER RECEIVABLES

The Company’s other receivables at June 30, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006
Other receivables	$1,955,651	$1,864,918
Less: allowance for doubtful accounts	(810,267)	(898,203)
Balance at the end of the period	$1,145,384	$966,715

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.

The activity in the Company’s allowance for doubtful accounts of other receivable during the six months ended June 30, 2007 (unaudited) and the year ended December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006
Balance at beginning of the period	$898,203	$1,040,169
Less: recovered amounts during the period	(111,573)	(210,861)
Add: foreign currency translation	23,637	68,895
Balance at the end of the period	$810,267	$898,203

5. INVENTORIES

The Company’s inventories at June 30, 2007 (unaudited) and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
Raw materials	$6,759,773	$5,381,372
Work in process	3,778,082	3,253,192
Finished goods	8,098,081	7,548,218
	18,635,936	16,182,782
Less: provision for loss	(1,271,126)	(718,211)
Balance at the end of the period	$17,364,810	$15,464,571

6. PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at June 30, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006
Land use rights and buildings	$19,186,883	$17,384,534
Machinery and equipment	36,284,695	33,466,198
Electronic equipment	2,964,833	2,945,454
Motor vehicles	2,365,192	2,095,169
Construction in progress	2,621,085	3,280,279
	63,422,688	59,171,634
Less: Accumulated depreciation	(21,766,584)	(18,323,588)
Balance at the end of the period	$41,656,104	$40,848,046

Depreciation charge for the six months ended June 30, 2007 and the year ended December 31, 2006 are $3,279,111 and $5,816,922 respectively.

7. INTANGIBLE ASSETS

The activities in the Company’s intangible asset account at June 30, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006
Balance at beginning of period	$3,140,548	$3,503,217
Add: additions during the period-
Patent technology	—	109,073
Management software license	29,044	65,852
Foreign currency translation	11,078	121,698
Less: decrease during the period-
Patent technology*	(2,600,204)	—
	580,446	3,799,840
Less: Amortization for the period	(161,873)	(659,292)
Balance at the end of the period	$418,593	$3,140,548

*When USAI was established in 2005, Sensor contributed $3,000,000 as capital, being the fair market value of the intangible assets, namely the sensor product and the technology for sensor production, as well as the Joint-venture’s technical personnel training. As of March 20, 2007 Sensor withdrew from USAI, abandoned all its right and interest in the Joint-venture, and repossessed the rights to the intangible assets at the carrying value of $2,600,204. Please see Note 1 and Note 14.

8. BANK LOANS

At June 30, 2007, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $11,447,368, with weighted average interest rate at 6.12% per annum. These loans are secured with some of the property and equipment of the Company and are repayable within one year.

At December 31, 2006, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $15,384,615, with weighted average interest rate at 5.90% per annum. These loans are secured with some of the property and equipment of the Company, and are repayable within one year.

9. ACCOUNTS AND NOTES PAYABLE

The Company’s accounts and notes payable at June 30, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006
Accounts payable	$29,694,147	$22,517,260
Notes payable*	12,793,307	15,130,653
Balance at the end of the period	$42,487,454	$37,647,913

*Notes payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits, notes receivable and certain property plant and machinery to secure trade financing granted by banks.

10. ACCRUED EXPENSES AND OTHER PAYABLES

The Company’s accrued expenses and other payables at June 30, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006
Accrued expenses	$1,377,222	$1,695,188
Other payables	1,236,984	1,987,540
Warranty reserves*	3,867,967	2,954,326
Dividend payable to minority shareholders of Joint-ventures	2,497,780	4,441,132
Balance at the end of the period	$8,979,953	$11,078,186

*The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the six months ended June 30, 2007 (unaudited) and the year ended December 31, 2006, the warranties activities were as follows:

	June 30, 2007	December 31, 2006
Balance at the beginning of period	$2,954,326	$1,787,869
Additions during the reporting period	2,549,064	3,956,521
Settlement within reporting period, by cash or actual material	(1,713,168)	(2,858,829)
Foreign currency translation	77,745	68,765
Accrual balance at end of period	$3,867,967	$2,954,326

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

The activities in the Company’s pension account during the six months ended June 30, 2007 (unaudited) and the year ended December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006
Balance at beginning of the period	$3,266,867	$2,653,064
Amounts provided during the period	622,485	1,287,609
Settlement during the period	(554,064)	(789,265)
Foreign currency translation	85,970	115,459
Balance at end of period	$3,421,258	$3,266,867

12. TAXES PAYABLE

The Company’s taxes payable at June 30, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006
Value-added tax payable	$5,897,966	$6,274,698
Income tax payable*	1,657,037	(362,267)
Other tax payable	67,566	1,931
Balance at the end of the period	$7,622,569	$5,914,362

*The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign invested enterprise. The Company’s PRC subsidiaries are generally subject to enterprise income tax at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

On January 1, 1996, one of the subsidiaries of the Company, Jiulong, was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 1996, and a 50% enterprise national income tax deduction and a 100% local income tax deduction for the next nine years thereafter, from 1998 to 2006, for income tax purposes. In 2007, Jiulong continued to be granted a 100% local income tax deduction.

On January 1, 1999, one of the subsidiaries of the Company, Henglong, was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 1999, and a 50% enterprise national income tax deduction and a 100% local income tax deduction for the next nine years thereafter, from 2001 to 2009, for income tax purposes.

On January 1, 2003, one of the subsidiaries of the Company, Shenyang, was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2003, and a 75% enterprise national income tax deduction and a 100% local income tax deduction for the next three years thereafter, from 2005 to 2007, for income tax purposes.

On January 1, 2004, one of the subsidiaries of the Company, Zhejiang, was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2004, and a 50% enterprise national income tax deduction and a 50% local income tax deduction for the next three years thereafter, from 2006 to 2008, for income tax purposes.

USAI, Wuhu, Jielong and Hengsheng are at their start up stage and accordingly, there is no assessable profit for the period ended June 30, 2007 subject to PRC enterprise income tax.

No provision for Hong Kong tax is made as Jilong and Great Genesis are both investment holding companies, and have no assessable income in Hong Kong for the six months ended June 30, 2007 and the year ended December 31, 2006.

No provision for US tax is made as the Company has no assessable income in the US for the six months ended June 30, 2007 and the year ended December 31,2006.

The Company’s activities of income taxes during the six months ended June 30, 2007 (unaudited) and the year ended December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006
Tax rate	7.5%-30.0%	7.5%-16.5%
Balance at beginning of the period(a)	$(362,267)	$(624,707)
Add: additions during the period-
Accrual taxation	2,887,887	2,597,189
Less: decrease during the period-
Income tax refund (b)	(526,272)	(928,108)
Settlement during the period	(366,832)	(1,382,614)
Foreign currency translation	24,521	(24,027)
Balance at the end of the period	$1,657,037	$(362,267)

(a) At the end of the fiscal year, the Company must pay income tax in advance, and the government will settle with the Company within the three months after the end of the fiscal year.

(b) For the six months ended June 30, 2007 and the year ended December 31, 2006, two of the Company’s Sino-foreign joint ventures received an income tax benefit of $526,272 and $928,108, respectively, for purchase of domestic equipment, which has been reflected as a reduction to income tax expense in the respective period of the Company’s consolidated statements of operations.

13. AMOUNTS DUE TO SHAREHOLDERS/DIRECTORS

The Company’s activities in the amounts due to shareholders/directors during the six moths ended June 30, 2007 (unaudited) and the year ended December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006
Balance at the beginning of period	$358,065	$766,642
Decrease during the reporting period	—	(429,061)
Foreign currency translation	12,015	20,484
Balance at end of period	$370,080	$358,065

The amounts due to shareholders/directors were unsecured, interest-free and repayable on demand.

14. MINORITY INTERESTS

The Company’s activities in respect of the amounts of the minority interests’ equity during the six months ended June 30, 2007 (unaudited) and the year ended December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006
Balance at beginning of the period	$23,112,667	$21,751,043
Add: Additions during the period-
contribution by minority shareholders	—	2,332,470
Minority interest’s income	4,300,076	5,545,350
Increase in connection with minority shareholders’ abandonment of all its right and interest in Joint-venture.	32,916	—
Foreign currency translation	570,140	1,468,787
Less: decrease during the period-
Dividends declared to the minority interest holders of Joint-venture companies	(2,386,380)	(7,984,983)
Decrease in minority interests as a result of minority shareholders' withdrawal from Joint-venture	(2,830,545)	—
Balance at end of period	$22,798,874	$23,112,667

As of March 20, 2007, Great Genesis, Hongxi and Sensor entered into an agreement, which led to Sensor’s withdrawal from USAI, its withdrawal of intangible assets, and abandonment of all its right and interest in USAI. Please see Note 1.

The calculation of the withdrawal of Sensor is summarized as follows:

		Sensor’s			Additional paid-in capital
	Equity of USAI (before Sensor’s withdrawal at March 20, 2007)	Withdrawal of equity in USAI	Carrying value of intangible assets withdrawn	Abandoned interest	The Company’s	Hongxi’s
	a	b	c	d=b-c	e=d*85.71%	f=d*14.29%
Additional paid-in capital	$4,337,291	$3,000,000	$2,600,204	$399,796	$342,665	$57,131
Foreign currency translation	219,927	183,923	—	183,923	157,640	26,283
Stockholders' deficit	(1,177,928)	(353,378)	—	(353,378)	(302,880)	(50,498)
Equity	$3,379,290	$2,830,545	$2,600,204	$230,341	$197,425	$32,916

Sensor’s withdrawal from USAI, its withdrawal of intangible assets, and abandonment of all its right and interest in USAI, was charged to minority interests of $2,830,545, and credited to intangible assets of $2,600,204. The abandoned interest of $230,341, recognized as additional paid-in capital of USAI, was credited into additional paid-in capital and minority interests of $197,425 and $32,916, respectively.

15. SHARE CAPITAL

The Company’s activities in its share capital account during the six months ended June 30, 2007 (unaudited) and the year ended December 31, 2006 are summarized as follows:

	June 30, 2007		December 31, 2006
	Common Stock	Par Value	Common Stock	Par Value
Balance at beginning of the period	23,851,581	$2,385	22,574,543	$2,257
Add: Additions during the period
Issuance of common stock for cash in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	108,121	11	1,216,675	122
Exercise of stock option by independent directors	—	—	22,500	2
Commissions and placement agent fee payable in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	—	—	37,863	4
Balance at end of period	23,959,702	$2,396	23,851,581	$2,385

On January 17, 2007, the Company raised gross amounts of $1,200,000 in a private placement (PIPE) to Cornell Capital Partners, LP (“Investor”) by issuing 108,121 shares of common stock.

16. ADDITIONAL PAID-IN CAPITAL

The Company’s activities in the Company’s additional paid-in capital account during the six months ended June 30, 2007 (unaudited) and the year ended December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006
Balance at beginning of the period	$28,651,959	$18,146,722
Add: Additions during the period-
Issuance of common stock for cash in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP. Please see Note 15.	1,199,989	10,899,872
Exercise of stock option by independent directors	—	101,248
Issuance of stock options to independent directors	—	131,625
Issuance of common stock in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	—	449,996
Issuance of common stock warrants in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	—	832,639
Increase in connection with minority shareholders’ abandonment of all its right and interest in Joint-venture. (Please see Note 14.)	197,425	—
Less: decreases during the period
Payment of commissions and placement agent fee by issuance of common stock in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	—	(449,996)
Payment of commissions and placement agent fee by issuance of common stock warrants in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	—	(832,639)
Cash paid for retaining fee, commissions and placement agent fee in connection with offering. (Please see Note 15.)	(54,500)	(627,504)
Payment of commissions and placement agent fee by issuance of common stock in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	—	(4)
Balance at end of period	$29,994,873	$28,651,959

17. SIGNIFICANT CONCENTRATIONS

The Company grants credit to its customers, generally on an open account basis.  The Company’s customers are all located in the PRC.

During the six months ended June 30, 2007 (unaudited), the Company’s ten largest customers accounted for 75.6% of the Company’s consolidated net sales, with each of four customers individually accounting for more than 10% of consolidated net sales, i.e. 17.6%, 12.4%, 12.0% and 10.7% individually, or an aggregate of 52.7%.  At June 30, 2007, approximately 37.1% of accounts receivable were from trade transactions with the aforementioned four customers.

During the six months ended June 30, 2006 (unaudited), the Company’s ten largest customers accounted for 75.3% of the Company’s consolidated net sales, with each of four customers individually accounting for more than 10% of consolidated net sales, i.e. 16.2%, 14.1%, 12.3% and 11.1% individually, or an aggregate of 53.7%.  At June 30, 2006, approximately 36.2% of accounts receivable were from trade transactions with the aforementioned four customers.

18. RELATED PARTY TRANSACTIONS AND BALANCES

Related party transactions with companies with common directors are as follows:

Related sales:

	Six Months Ended June 30
	2007	2006
Merchandise Sold to Related Parties (unaudited)	$2,075,828	$1,377,739

Related purchases (unaudited):

	Six Months Ended June 30
	2007	2006
Materials Purchased from Related Parties	$2,466,434	$1,330,202
Technology Purchased from Related Parties	64,103	188,640
Equipment Purchased from Related Parties	294,836	199,476
Total	$2,825,373	$1,718,318

Related receivables (June 30, 2007 unaudited):

	June 30, 2007	December 31, 2006
Accounts receivable	$1,850,422	$1,770,933
Other receivables	811,653	738,510
Total	$2,662,075	$2,509,443

Related advances (June 30, 2007 unaudited):

	June 30, 2007	December 31, 2006
Advanced Equipment Payment to Related Parties	$1,315,243	$488,873
Advanced Expenses and Others to Related Parties	223,684	487,333
Total	$1,538,927	$976,206

Related payables:

	June 30, 2007	December 31, 2006
Accounts payable (June 30, 2007 unaudited)	$987,473	$640,405

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

The following table summarizes the Company‘s major contractual payment obligations and commitments as of June 30, 2007 (unaudited):

	Payment Obligations by Period
	2007(a)	2008	2009	2010	Thereafter	Total
Obligations for service agreements	$—	$110,000	$110,000	$110,000	$110,000	$440,000
Obligations for purchasing agreements	5,423,726	1,281,332	—	—	—	6,705,058
Total	$5,423,726	$1,391,332	$110,000	$110,000	$110,000	$7,145,058

(a) Remaining six months in 2007

20. OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2007 and 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

During the three months and six months ended June 30, 2007 (unaudited), the Company had nine product sectors, five of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering (Henglong), power steering (Jiulong), power steering (Shenyang), power pumps (Zhejiang), and power steering (Wuhu). The other four sectors which were established in 2005, 2006, 2007 and 2007 respectively, engaged in the production and sales of sensor modular (USAI), electronic power steering (Jielong), power steering (Hengsheng), and provider of after sales and R&D services (HLUSA).Since the revenues, net income and net assets of these four sectors are less than 10% of its segment in the consolidated statement, the Company incorporated these four sectors into “other sectors”.

During the three months and six months ended June 30, 2006 (unaudited), the Company had seven product sectors, four of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering for cars (Henglong), power steering for trucks (Jiulong), power steering for light duty vehicles (Shenyang), and power pumps (Zhejiang). To conform with the year 2007, power steering (Wuhu) was reported separately. The other two sectors which were established in 2005 and 2006 respectively, engaged in the production and sales of sensor modular (USAI), and electronic power steering (Jielong).Since the revenues, net income and net assets of these two sectors are less than 10% of its segment in the consolidated statement, the Company incorporated these three sectors into “other sectors”

The Company’s product sectors information is as follows:

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other Sectors	Other (1)	Total
For the Three Months Ended:
June 30, 2007
Revenue
Net product sales - external	$11,227,899	$9,929,409	$5,623,382	$3,528,630	$5,989,690	$13,328	$—	$36,312,338
Net product sales - internal	9,271,479	794,417	808,420	21,423	—	—	(10,895,739)	—
Gain on other sales and other income - external	106,461	32,405	10,176	(1,619)	2,499	(579)	(1,350)	147,993
Total revenue	$20,605,839	$10,756,231	$6,441,978	$3,548,434	$5,992,189	$12,749	($10,897,089)	$36,460,331
Net income	$2,057,464	$770,313	$606,730	$545,066	$(150,304)	$(165,395)	$(1,208,720)	$2,455,154

June 30, 2006
Revenue
Net product sales - external	11,670,227	6,040,117	4,083,729	2,844,383	$—	109,456	$—	24,747,912
Net product sales - internal	2,433,500	1,159,712	246,628	103,829	—	—	(3,943,669)	—
Gain on other sales and other income - external	42,599	62,138	5,741	8,693	—	—	(1,284)	117,887
Total revenue	$14,146,326	$7,261,967	$4,336,098	$2,956,905	$—	$109,456	$(3,944,953)	$24,865,799
Net income	$876,720	$94,467	$350,431	$279,214	$—	$(242,827)	$(606,369)	$751,636

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other Sectors	Other (1)	Total
For the Six Months Ended:
June 30, 2007
Revenue
Net product sales - external	$21,773,617	$17,350,790	$8,940,966	$6,785,961	$8,919,539	$24,857	$—	$64,695,730
Net product sales - internal	15,650,556	1,888,812	1,411,688	30,152	—	—	(18,981,208)	—
Gain on other sales and other income - external	220,638	64,455	18,369	(4,165)	2,499	(579)	(2,668)	298,549
Total revenue	$37,644,811	$19,304,057	$10,371,023	$6,811,948	$9,822,038	$24,278	($18,983,876)	$64,994,279
Net income	$3,507,777	$1,542,694	$964,736	$824,924	$(456,249)	$(235,462)	$(2,050,165)	$4,098,255

June 30,2006
Revenue
Net product sales - external	$22,087,564	$11,408,760	$7,528,507	$4,577,614	$—	$109,919	$—	$45,712,364
Net product sales - internal	3,530,548	1,411,916	341,391	398,287	—	—	(5,682,142)	—
Gain on other sales and other income - external	95,266	84,556	13,675	9,934	—	—	(2,205)	201,226
Total revenue	$25,713,378	$12,905,232	$7,883,573	$4,985,835	$—	$109,919	$(5,684,347)	$45,913,590
Net income	$1,399,515	$544,411	$509,675	$387,379	$—	$(301,691)	$(693,255)	$1,846,034

(1) Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

22. SUBSEQUENT EVENTS

None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.  Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof.  The Company undertakes no obligation to update these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.  Please see the discussion on risk factors in Item 1A of Part II of this quarterly report on Form 10-Q.

GENERAL OVERVIEW:

China Automotive Systems, Inc., “China Automotive”, was incorporated in the State of Delaware on June 29, 1999 under the name Visions-In-Glass, Inc. China Automotive, including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company”. The Company, through its Sino-foreign joint ventures described below, is primarily engaged in the manufacture and sale of automotive systems and components in the People’s Republic of China, the “PRC” or “China”, as described below.

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

Henglong USA Corporation, “HLUSA”, which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly.

The Company owns the following aggregate net interests in the following Sino-foreign joint ventures organized in the PRC as of June 30, 2007 and 2006 (unaudited).

	Percentage Interest
Name of Entity	June 30, 2007	June 30,2006
Shashi Jiulong Power Steering Gears Co., Ltd., "Jiulong"	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., "Henglong"	44.50%	44.50%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., ”Shenyang"	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., "Zhejiang"	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	85.71%	60.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	—

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

On March 7, 2007, Great Genesis established a wholly-owned subsidiary, Jingzhou Hengsheng Automotive Systems Co., Ltd, “Hengsheng”, to engage in production and sales of automotive steering systems. The registered capital of Hengsheng is $10,000,000.

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

The Company grants credit to its customers for three to four months based on each customer’s current credit standing and financial data. The Company assesses allowance on an individual customer basis, under normal circumstances; the Company does not record any provision for doubtful accounts for those accounts receivable amounts which were in credit terms. For those receivables out of credit terms, certain proportional provision, namely 25% to 100%, will be recorded based on respective overdue terms.
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

RESULTS OF OPERATIONS——THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006:

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage on net sales				Change in percentage
	Three months ended June 30		Six months ended June 30		2006 to 2007
	2007	2006	2007	2006	Three months	Six months
Net sales	100.0%	100.0%	100.0%	100.0%	46.7%	41.5%
Cost of sales	66.7	62.5	67.1	64.5	56.5	47.2
Gross profit	33.3	37.5	32.9	35.5	30.4	31.3
Gain on other sales (a)	0.4	0.5	0.4	0.4	25.5	29.7
Less: operating expenses -
Selling expenses (a)	7.7	9.6	6.8	8.5	17.9	13.6
General and administrative expenses (a)	5.7	9.5	5.5	9.6	(11.5)	(18.2)
R & D expenses	1.3	1.0	0.9	1.0	86.4	33.3
Depreciation and amortization	2.6	5.1	2.8	4.2	(25.4)	(5.9)
Total operating expenses	17.3	25.2	16.0	23.3	0.9	(2.2)
Operating income	16.4	12.6	17.3	12.6	89.0	93.1
Other income (a)	0.0	0.0	0.1	0.0	0.0	6,061.6
Financial expenses	0.0	(0.7)	(0.6)	(1.1)	(90.7)	(19.6)
Income before income tax	16.4	11.9	16.8	11.5	99.8	104.8
Income tax	2.9	3.4	3.7	2.3	25.5	124.6
Income before minority interests	13.5	8.5	13.1	9.2	129.6	99.9
Minority interests	6.6	5.5	6.6	5.2	76.2	82.5
Net income	6.9%	3.0%	6.5%	4.0%	226.6%	122.0%

(a) For the convenience of comparability, the Company has reclassified warranty expenses from general and administrative expenses into after-sales service under selling expenses, and part of non-operating income which was attributable to operating income into Gain on other sales, to be consistent with the presentation of its financial statement for the three months and six months ended June 30, 2007.

THREE MONTHS ENDED JUNE 30, 2007 AND 2006

NET SALES:

Net sales were $36,312,338 for the three months ended June 30, 2007, as compared to $24,747,912 for the three months ended June 30, 2006, an increase of $11,564,426 or 46.7%.  The increase in net sales in 2007 as compared to 2006 was a result of the following factors:

(1) Increases in the income of Chinese residents and the growth of consumption led to an increase in the sales of passenger vehicles and an increase in the Company’s sales of steering gear and pumps. As a result, sales of steering gear and pumps for domestic passenger vehicles for the three months ended June 30, 2007 increased 45.0% and 24.1% over the same period of 2006, respectively.

(2) Increased investments and business activities in China led to an increase in sales of commercial vehicles. For the three months ended June 30, 2007, sales of steering gears and accessories for commercial vehicles increased by 64.4% as compared to the same period of 2006.

(3) The Company has raised the technological contents in and production efficiency of its products as a result of technological improvement to its production lines, allowing the Company to reduce its costs and, correspondingly, its sales prices which led to increased sales volumes.

GROSS PROFIT

For the three months ended June 30, 2007, gross profit was $12,093,806, as compared to $9,271,145 for the three months ended June 30, 2006, an increase of $2,822,661 or 30.4%.

The increase in sales contributed to an increase of $4,136,082 in gross profit, a decrease in unit cost resulted in an increase of $484,729 in gross profit, which was partially offset by a decrease in selling prices which resulted in a decrease of $1,798,150 in gross profit.

Gross margin was 33.3% for the three months ended June 30, 2007, a decrease of 4.2% from 37.5% for the same period of 2006.  The decrease reflects a decrease in selling prices which was partially offset by a cost decrease.  The decrease in gross profit was consistent with the Company’s expectation that the sales price of automotive parts would fall approximately by 5%-7% during 2007 as compared to 2006.  The Company plans to take the following measures in the remaining six months of 2007 to reduce costs and to meet its yearly gross margin target of not less than 30%:

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

2. Reduce the cost of raw materials. In 2007, the Company plans to continue controlling the costs of raw materials in two ways: Firstly, volume purchase of major raw materials will be made through a bidding process, and for purchases of other smaller quantities of non major materials, “target prices” will be set to guide such purchases. Secondly, the Company will set “target profit” to further control purchase cost of raw materials. The Company estimated that material cost will be reduced by 1.6% as a result of these measures.

GAIN ON OTHER SALES

Gain on other sales consisted of net amount retained from sales of materials and other assets. For the three months ended June 30, 2007, gain on other sales were $147,993, as compared to $117,887 for the same period of 2006, an increase of $30,106 or 25.5%, mainly due to increased sales of materials.

SELLING EXPENSES

Selling expenses were $2,813,166 for the three months ended June 30, 2007, as compared to $2,386,902 for the same period of 2006, an increase of $426,264 or 17.9%. Material increases were in salaries and wages expense and warranty, with an increase of 46.2% and 26.5%, respectively.

The increase in salaries and wages expense was due to an increase of 46.7% in net sales for the three months ended June 30, 2007 as compared to the same period of 2006, so that accrued salaries, wages and bonuses, which is a percentage of net sales paid to sales staff, also increased accordingly.

The increase in warranty expense was due to an increase of 46.7% in sales for the three months ended June 30, 2007, as compared to the same period of 2006, so that the warranty reserve recorded also increased accordingly.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,080,578 for the three months ended June 30, 2007, as compared to $2,352,153 for the same period of 2006, a decrease of $271,575 or 11.5%.

There was a material decrease in the provision for doubtful accounts.  The Company grants credit to its customers, generally on an open account basis. Credit terms, based on each customer’s historical credit standing, is three to four months. In normal circumstances, the Company does not record any provision for doubtful accounts for those accounts receivable amounts which were in credit. For those receivables in excess of normal credit terms, a provision has been recorded accordingly. During the three months ended June 30, 2007, the Company further tightened its credit control, leading to a decreased accounts receivable balance, thus recovering part of the provision for doubtful accounts recorded in prior years.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $468,517 for the three months ended June 30, 2007, as compared to $251,394 for the three months ended June 30, 2006, an increase of $217,123 or 86.4%, as a result of additional R&D expenses on steering development for a domestic automotive manufacturer.

DEPRECIATION AND AMORTIZATION EXPENSE

For the three months ended June 30, 2007, the depreciation and amortization expense excluding those recorded in cost of sales, was $935,173, as compared to $1,253,604 for the three months ended June 30, 2006, a decrease of $318,431 or 25.4%, as a result of decreased amortization expenses of intangible assets and other long-term assets.

INCOME FROM OPERATIONS

Income from operations was $5,944,365 for the three months ended June 30, 2007, as compared to $3,144,979 for the three months ended June 30, 2006, an increase of $2,799,386 or 89.0%, as a result of an increase of $2,822,661 or 30.43% in gross profit, an increase of $30,106 or 25.5% in gain on other sales, and netting off an increase of $53,381 or 0.9% in operating expenses.

FINANCIAL EXPENSES

Financial expenses were $16,495 for the three months ended June 30, 2007, as compared to $177,477 for the three months ended June 30, 2006, a decrease of $160,982 or 90.7%, primarily result of a decreased bank loan and note discount expenses.

INCOME BEFORE INCOME TAXES

Income before income taxes was $5,927,870 for the three months ended June 30, 2007, as compared to $2,967,502 for the three months ended June 30, 2006, an increase of $2,960,368 or 99.8%, as a result of an increase in income from operations of $2,799,386 or 89.0%, and a decrease in financial expenses of $160,982 or 90.7%.

INCOME TAXES

Income taxes expense was $1,067,535 for the three months ended June 30, 2007, as compared to $850,739 for the three months ended June 30, 2006, an increase of $216,796 or 25.5%, mainly because of:

1. Increased income before income taxes resulted in increased income taxes of $415,350.

2. The Company has received an income tax refund of $526,272 for domestic equipment purchased during the three months ended June 30, 2007, which has been reflected as a reduction to income tax expense in the Company’s consolidated statements of operations. In the same period of 2006, the Company did not receive any income tax refund.

3. One of the Company’s Sino-foreign joint ventures, Jiulong enjoyed its 50% state tax exemption up to December 31, 2006. During the three months ended June 30, 2007, Jiulong was subject to an income tax rate of 30%, that was increased from 15%. This increase in income tax rate led to an increased income tax of $327,718.

INCOME BEFORE MINORITY INTERESTS

Income before minority interests was $4,860,335 for the three months ended June 30, 2007, as compared to $2,116,763 for the three months ended June 30, 2006, an increase of $2,743,572 or 129.6%, as a result of an increase in income before income taxes of $2,960,368 or 99.8%, and an increase in income taxes of $216,796 or 25.5%.

MINORITY INTERESTS

Minority interests in the earnings of the Sino-foreign Joint-ventures amounted to $2,405,181 for the three months ended June 30, 2007, as compared to $1,365,128 for the three months ended June 30, 2006, an increase of $1,040,053 or 76.2%.

The Company owns different equity interests in eight Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these eight Sino-foreign joint ventures were consolidated in the Company’s financial statements of June 30, 2007 and 2006. The Company records the minority interests' share in the earnings of the respective Sino-foreign joint ventures for each period.

In 2007, minority interest increased significantly as compared to 2006, primarily as income from Henglong, one of the Company’s joint ventures, which was owned 55.5% by minority interest holders increased significantly.

NET INCOME

Net income was $2,455,154 for the three months ended June 30, 2007, as compared to a net income of $751,636 for the three months ended June 30, 2006, an increase of $1,703,518 or 226.6%, as a result of an increase in income before minority interest of $2,743,572 or 129.6%, and an increase in minority interest of $1,040,053 or 76.2%.

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NET SALES:

Net sales were $64,695,730 for the six months ended June 30, 2007, as compared to $45,712,364 for the six months ended June 30, 2006, an increase of $18,983,366 or 41.5%.  The increase in net sales in 2007 as compared to 2006 was a result of the following factors:

(1) Increases in the income of Chinese residents and the growth of consumption led to an increase in the sales of passenger vehicles and an increase in the Company’s sales of steering gear and pumps. As a result, sales of steering gear and pumps for domestic passenger vehicles for the six months ended June 30, 2007 increased 36.9% and 48.2% over the same period of 2006, respectively.

(2) Increased investments and business activities in China led to an increase in sales of commercial vehicles. For the six months ended June 30, 2007, sales of steering gears and accessories for commercial vehicles increased by 52.1% as compared to the same period of 2006.

(3) The Company has raised the technological contents in and production efficiency of its products as a result of technological improvement to its production lines, allowing the Company to reduce its costs and, correspondingly, its sales prices which led to increased sales volumes.

GROSS PROFIT

For the six months ended June 30, 2007, gross profit was $21,285,712, as compared to $16,216,342 for the six months ended June 30, 2006, an increase of $5,069,370 or 31.3%.

The increase in sales contributed to an increase of $6,775,034 in gross profit, a decrease in unit cost resulted in an increase of $560,673 in gross profit, which was partially offset by a decrease in selling prices which resulted in a decrease of $2,266,337 in gross profit.

Gross margin was 32.9% for the six months ended June 30, 2007, a decrease of 2.6% from 35.5% for the same period of 2006.  The decrease reflects a decrease in selling prices which was partially offset by a cost decrease.  The decrease in gross profit was consistent with the Company’s expectation that the sales price of automotive parts would fall approximately by 5%-7% during 2007 as compared to 2006.  The Company plans to take the following measures in the remaining six months of 2007 to reduce costs and to meet its yearly gross margin target of not less than 30%:

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

2. Reduce the cost of raw materials. In 2007, the Company plans to continue controlling the costs of raw materials in two ways: Firstly, volume purchase of major raw materials will be made through a bidding process, and for purchases of other smaller quantities of non major materials, “target prices” will be set to guide such purchases. Secondly, the Company will set “target profit” to further control purchase cost of raw materials. The Company estimated that material cost will be reduced by 1.6% as a result of these measures.

GAIN ON OTHER SALES

Gain on other sales consisted of net amount retained from sales of materials and other assets. For the six months ended June 30, 2007, gain on other sales were $260,087, as compared to $200,602 for the same period of 2006, an increase of $59,485 or 29.7%, mainly due to increased sales of materials.

SELLING EXPENSES

Selling expenses were $4,406,812 for the six months ended June 30, 2007, as compared to $3,879,390 for the same period of 2006, an increase of $527,422 or 13.6%. Material increases were in salaries and wages expense, and warranty expense, with an increase of 50.5% and 10.2%, respectively.

The increase in salaries and wages expense was due to an increase of 41.5% in net sales for the six months ended June 30, 2007 as compared to the same period of 2006, so that accrued salaries, wages and bonuses, which is a percentage of net sales paid to sales staff, also increased accordingly.

The increase in warranty expense was due to an increase of 41.5% in sales for the six months ended June 30, 2007 as compared to the same period of 2006, so that the warranty reserve recorded also increased accordingly.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $3,589,605 for the six months ended June 30, 2007, as compared to $4,389,690 for the same period of 2006, a decrease of $800,085 or 18.2%.

There was a material decrease in the provision for doubtful accounts.  The Company grants credit to its customers, generally on an open account basis. Credit terms, based on each customer’s historical credit standing, is three to four months. In normal circumstances, the Company does not record any provision for doubtful accounts for those accounts receivable amounts which were in credit. For those receivables in excess of credit terms, a provision has been recorded accordingly. During the six months ended June 30, 2007, the Company further tightened its credit control, leading to a decreased overdue accounts receivable balance, thus recovering part of the provision for doubtful accounts recorded in prior years.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $587,982 for the six months ended June 30, 2007, as compared to $441,141 for the six months ended June 30, 2006, an increase of $146,841 or 33.3%, as a result of additional R&D expenses on steering development for a domestic automotive manufacturer.

DEPRECIATION AND AMORTIZATION EXPENSE

For the six months ended June 30, 2007, the depreciation and amortization expense excluding those recorded in cost of sales, was $1,828,424, as compared to $1,942,094 for the six months ended June 30, 2006, a decrease of $113,670 or 5.9%, as a result of decreased intangible assets and other long-term assets.

INCOME FROM OPERATIONS

Income from operations was $11,132,976 for the six months ended June 30, 2007, as compared to $5,764,629 for the six months ended June 30, 2006, an increase of $5,368,347 or 93.1%, as a result of an increase of $5,069,370 or 31.3% in gross profit, an increase of $59,485 or 29.7% in gain on other sales, and a decrease of $239,492 or 2.2% in operating expenses.

OTHER INCOME

Other income was $38,462 for the six months ended June 30, 2007, as compared to $625 for the same period of 2006, an increase of $37,837, primarily as a result of increased government subsidies.

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

FINANCIAL EXPENSES

Financial expenses were $411,492 for the six months ended June 30, 2007, as compared to $511,863 for the six months ended June 30, 2006, an increase of $100,371 or 19.6%, primarily result of a decreased bank loan and note discount expenses.

INCOME BEFORE INCOME TAXES

Income before income taxes was $10,759,946 for the six months ended June 30, 2007, as compared to $5,253,390 for the six months ended June 30, 2006, an increase of $5,506,556 or 104.8%, as a result of an increase in income from operations of $5,368,347 or 93.1%, an increase in gain on other sales of $37,838, and a decrease in financial expenses of $100,371 or 19.6%.

INCOME TAXES

Income taxes expense was $2,361,615 for the six months ended June 30, 2007, as compared to $1,051,450 for the six months ended June 30, 2006, an increase of $1,310,165 or 124.6%, mainly because of:

1. Increased income before income taxes resulted in increased income taxes of $887,905.

2. The Company has received an income tax refund of $526,272 and $365,793 for domestic equipment purchased during the six months ended June 30, 2007 and 2006, respectively, which has been reflected as a reduction to income tax expense in the respective period of the Company’s consolidated statements of operations.

3. One of the Company’s Sino-foreign joint ventures, Jiulong, enjoyed its 50% state tax exemption up to December 31, 2006. During the six months ended June 30, 2007, Jiulong was subject to an income tax rate of 30%, that was increased from 15%. This increase in income tax rate led to an increased income tax of $582,739.

INCOME BEFORE MINORITY INTERESTS

Income before minority interests was $8,398,331 for the six months ended June 30, 2007, as compared to $4,201,940 for the six months ended June 30, 2006, an increase of $4,196,391 or 99.9%, as a result of an increase in income before income taxes of $5,506,556 or 104.8%, and an increase in income taxes of $1,310,165 or 124.6%.

MINORITY INTERESTS

Minority interests in the earnings of the Sino-foreign Joint-ventures amounted to $4,300,076 for the six months ended June 30, 2007, as compared to $2,355,907 for the six months ended June 30, 2006, an increase of $1,944,169 or 82.5%.

The Company owns different equity interests in eight Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these eight Sino-foreign joint ventures were consolidated in the Company’s financial statements of June 30, 2007 and 2006. The Company records the minority interests' share in the earnings of the respective Sino-foreign joint ventures for each period.

In 2007, minority interest increased significantly as compared to 2006, primarily as income from Henglong, one of the Company’s joint ventures, which was owned 55.5% by minority interest holders increased significantly.

NET INCOME

Net income was $4,098,255 for the six months ended June 30, 2007, as compared to a net income of $1,846,034 for the six months ended June 30, 2006, an increase of $2,252,221 or 122.0%, as a result of an increase in income before minority interest of $4,196,391 or 99.9%, and an increase in minority interest of $1,944,169 or 82.5%.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources and use of cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and internally generated cash. As of June 30, 2007, the Company had cash and cash equivalents of $19,627,606, as compared to $19,792,500 as of June 30, 2006, a decrease of $164,894 or 0.8%.

The Company had working capital of $34,281,694 as of June 30, 2007, as compared to $24,134,914 as of June 30, 2006, an increase of $10,146,780 or 42.0%.

Financing activities:

For the Company’s bank loans and banker’s acceptance bill facilities, the Company’s banks require the Company to sign documents to repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, it can extend such one year facilities for another year.

The Company had bank loans maturing in less than one year of $11,447,368 and bankers’ acceptances of $12,793,307 as of June 30, 2007, including $875,943 which was not a part of the line of credit and fully mortgaged by notes receivable.

The Company currently expects to be able to obtain similar bank loans and bankers’ acceptance bills in the future if it can provide adequate mortgage security following the termination of the above mentioned agreements. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptance bills will be devalued by approximately $3,984,445. If the Company wishes to obtain the same amount of bank loans and banker's acceptance bills, it will have to provide $3,984,445 additional mortgages. The Company can obtain a reduced line of credit with a reduction of $2,243,943, if it cannot provide additional mortgages, $3,984,445 at 56% mortgage rates. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity. As of June 30, 2007, the Company has adequate working capital, as well as $7,800,000 available under a $15,000,000 equity line through a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. The Company views these capitals as providing an ample available source of back-up liquidity in case of an unanticipated event.

(a) Bank loans

As of June 30, 2007, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Amount available	Amount borrowed
Comprehensive credit facilities	Bank of China	$9,736,842	$8,350,037
Comprehensive credit facilities	China Construction Bank	2,631,579	1,315,789
Comprehensive credit facilities	CITIC Industrial Bank	3,684,211	3,552,632
Comprehensive credit facilities	Shanghai Pudong Development Bank	5,263,158	4,529,342
Comprehensive credit facilities	Jingzhou Commercial Bank	6,578,947	4,233,050
Comprehensive credit facilities	Industrial and Commercial Bank of China	1,447,368	1,383,882
Total		$29,342,105	$23,364,732

The Company may request banks to issue notes payable or bank loans within its credit line using a 364-day revolving line.

The Company refinanced its short-term debt during early 2007 at annual interest rates of 6.12% to 6.57%, and for terms of six to twelve months. Pursuant to the refinancing arrangement, the Company pledged $19,416,475 of equipment, $5,269,842 of land use rights and $3,804,000 of buildings as security for its comprehensive credit facility with Bank of China; pledged $2,685,066 of land use rights and $3,823,974 of buildings as security for its comprehensive credit facility with CITIC Industrial Bank; pledged $1,574,632 of land use rights and $6,831,566 of buildings as security for its comprehensive credit facility with Shanghai Pudong Development Bank; pledged $8,797,697 of land use rights as security for its comprehensive credit facility with Jingzhou Commercial Bank; pledged $1,417,017 of land use rights and $957,313 of buildings as security for its comprehensive credit facility with Industrial and Commercial Bank of China; and pledged $1,062,105 of land use rights and $3,292,289 of buildings as security for its comprehensive credit facility with China Construction Bank.

(b) Financing from investors:

On March 20, 2006, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP for a total amount of $15 million. The Company has utilized $7,200,000 as of June 30, 2007. Under the agreement, Cornell Capital Partners, LP has committed to provide funding to be drawn down over a stated period at the Company’s discretion.

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term bank loan	$11,447,368	$11,447,368	$—	$—	$—
Notes payable	12,793,307	12,793,307	—	—	—
Other contractual purchase commitments, including information technology	7,145,058	5,423,726	1,501,332	220,000	—
Total	$31,385,733	$29,664,401	$1,501,332	$220,000	$—

Short-term bank loans:

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of June 30, 2007:

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of payment
Bank of China	Working Capital	7-Mar-07	1	6.12%	Pay monthly	7-Mar-08
Bank of China	Working Capital	21-May-07	1	6.57%	Pay monthly	21-May-08
Bank of China	Working Capital	14-Jun-07	1	6.57%	Pay monthly	14-Jun-08
CITIC Industrial Ban	Working Capital	17-Apr-07	1	6.39%	Pay monthly	17-Apr-08
CITIC Industrial Bank	Working Capital	27-Jun-06	1	6.57%	Pay monthly	27-Jun-08
Shanghai Pudong Development Bank	Working Capita	13-Sep-06	1	6.12%	Pay monthly	13-Sep-07
China Construction Bank	Working Capita	29-May-07	1	6.57%	Pay monthly	29-May-08

The Company must use the loans for the purpose described in the table. If the Company fails, it will be charged a penalty interest at 100% of the specified loan rate. The Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged a compounded interest at the specified rate. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of June 30, 2007, and will continue to comply with them.

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of June 30, 2007:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	Jul, 2007	$2,258,415
Working Capital	3-6	Aug, 2007	7,895
Working Capital	3-6	Sep, 2007	3,810,526
Working Capital	3-6	Oct, 2007	2,376,339
Working Capital	3-6	Nov, 2007	1,959,474
Working Capital	3-6	Dec, 2007	2,380,658
Total			$12,793,307

The Company must use the loan for the purpose described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of June 30, 2007, and will continue to comply with them.

The Company had approximately $7,145,058 of capital commitment as of June 30, 2007, arising from equipment purchases for expanding production capacity. The Company intends to pay $5,423,726 in the remaining six months of 2007 using its working capital. Management believes that it will not have a material adverse effect on the Company’s liquidity.

Cash flows:

(a) Operating activities

Net cash generated from operations during the six months ended June 30, 2007 was $5,123,407, compared with $1,203,829 for the same period of 2006, an increase of $3,919,578, primarily due to increased net income.

At six months ended June 30, 2007, the most important factor to the cash outflow of operation activities is increased accounts and notes receivables, for the same to the six months ended June 30, 2006.

First, cash outflow increased by $6,700,000 owing to increased accounts receivables, mainly due to an increase in sales in the six months ended June 30, 2007 of 41.5% as compared to the same period of 2006. The credit terms on sale of goods between customers and the Company generally range from 3 - 4 months, which resulted in increased accounts receivable as sales increased. This is a normal capital circulation and the Company believes that it will not have a material adverse effect on future cash flows. Second, cash outflow increased by $6,080,000 owing to increased notes receivable, mainly due to the Company having sufficient working capital and having less notes receivable discounted in this year. Since the notes receivable were based on bank credit standing, they may turn into cash any time the Company elects. Therefore, the increase of notes receivable will not have a material adverse effect on the Company’s future operating activities.

(b) Investing activities

The Company expended net cash of $5,981,259 in investment activities during the six months ended June 30, 2007, and $993,661 during the same period of 2006.

Cash used in investment activities in 2007 increased by $4,987,598 compared to that in the six months ended June 30, 2006, primarily due to payment for a large amount of equipment purchases during the six months ended June 30, 2007 and for production facilities expansion.

(c) Financing activities

During the six months ended June 30, 2007, the Company expended net cash of $7,388,393 in financing activities, as compared to obtaining net cash of $6,605,989 through financing activities for the six months ended June 30, 2006, a decrease of $13,994,382, as a result of following factors:

During the six months ended June 30, 2007, the Company expended a decreased cash of $5,571,443 on bank loan repayment than that of the same period of 2006, primarily due to decreased comprehensive credit lines from banks resulting from mortgages insufficiency. The Company expects that the reduction of bank credit lines will not have a material adverse effect on its liquidity, for the Company has adequate working capital as of June 30, 2007.

During the six months ended June 30, 2007, the Company raised $1,145,500 of cash by issuing 108,121 shares of common stock to institutional investors. During the same period of 2006, the Company raised $4,959,740 of cash by issuing 662,089 shares of common stock to institutional investors.

The Company’s joint ventures paid minority shareholders of Sino-foreign joint ventures more dividends in the six months ended June 30, 2007 than in the same period of 2006. The amounts due to shareholders/directors were unsecured, interest-free and repayable on demand.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2007 and 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual payment obligations and commitments as of June 30, 2007:

	Payment Obligations by Period
	2007(a)	2008	2009	2010	Thereafter	Total
Obligations for service agreements	$—	$110,000	$110,000	$110,000	$110,000	$440,000
Obligations for purchasing agreements	5,423,726	1,281,332	—	—	—	6,705,058
Total	$5,423,726	$1,391,332	$110,000	$110,000	$110,000	$7,145,058

(a) Remaining six months in 2007

SUBSEQUENT EVENTS

None

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2006.

ITEM 4	CONTROLS AND PROCEDURES

(a)     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2007, the end of the period covered by this report, the Company’s chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of that period, based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that from October 1, 2006 to date, the disclosure controls and procedures were effective in ensuring that material information the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

For the six months ended June 30, 2007, approximately 12.4% of the Company’s sales were to Brilliance China Automotive Holdings Limited, approximately 12.0% were to Beiqi Foton Motor Co., Ltd., approximately 17.6% were to Cherry Automobile Co., Ltd. and approximately 10.7% were to Zhejiang Geely Holding Co., Ltd., the Company’s four largest customers.  The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

The Company may be subject to product liability and warranty and recall claims, which may increase the costs of doing business and adversely affect the Company’s financial condition and liquidity.

The Company may be exposed to product liability and warranty claims if its products actually or allegedly fail to perform as expected or the use of its products results, or is alleged to result, in bodily injury and/or property damage.  The Company started to pay to its customers’ increased after-sales service expenses due to consumer rights protection policies of “recall” issued by the Chinese Government in 2004, such as the recalling flawed vehicles policy.  Beginning in 2004, automobile manufacturers unilaterally required their suppliers to pay a “3-R Guarantees “ service charge for repair, replacement and refund in an amount equal to one percent of the total amount of parts supplied.  Accordingly, the Company has experienced and shall continue to experience higher after sales service expenses.  Product liability, warranty and recall costs may have a material adverse effect on the Company’s financial condition.

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

The Company’s management controls approximately 83.1% of its outstanding common stock and may have conflicts of interest with its minority stockholders.

Members of the Company’s management beneficially own approximately 83.1% of the outstanding shares of the Company’s common stock.  As a result, these majority stockholders have control over decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders, which could result in the approval of transactions that might not maximize stockholders’ value.  Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock.  The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders.

There is a limited public float of the Company’s common stock, which can result in its stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock

There is a limited public float of the Company’s common stock.  Of the Company’s outstanding common stock, approximately 16.9% is considered part of the public float.  The term “public float” refers to shares freely and actively tradable on the NASDAQ SmallCap Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act.  As a result of the limited public float, the market price of the Company’s common stock can be volatile. This stock price volatility could prevent a stockholder seeking to sell Company common stock from being able to sell it at or above the price at which the stock was bought.

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

Sales of our common stock in the public market following the SEDA could lower the market price of our common stock.  Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all.  Of the 23,959,702 shares of common stock outstanding as of June 30, 2007, all such shares are, or will be, freely tradable without restriction, unless held by our “affiliates.”  Some of these shares may be resold under Rule 144.

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

None.

ITEM 4. SUBMISSION OF MATTES TO A VOTE OF SECURITY HOLDERS.

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

CHINA AUTOMOTIVE SYSTEMS, INC. (Registrant)

Date: August 13, 2007	By:	/s/ HANLIN CHEN
Hanlin Chen
President and Chief Executive Officer

Date: August 13, 2007	By:	/s/ DAMING HU
Daming Hu
Chief Financial Officer