Form 10-Q
period 2007-09-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2007-11-09
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
Or

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

Yes ☐ No ☒

As of September 30, 2007, the Company had 23,959,702 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

PART 1 — FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30
	2007	2006
Net product sales, including $1,635,676 and $1,100,320 to related parties in 2007 and 2006, respectively	$31,202,731	$22,399,673
Cost of product sold, including $1,276,789 and $602,127 purchased from related parties in 2007 and 2006, respectively	19,839,980	14,266,514
Gross profit	11,362,751	8,133,159
Add: Gain on other sales	102,371	56,234
Less: Operating expenses-
Selling expenses	2,094,157	1,540,030
General and administrative expenses	1,683,190	2,139,440
Research and development expenses	321,533	206,732
Depreciation and amortization	735,810	904,622
Total Operating expenses	4,834,690	4,790,824
Income from operations	6,630,432	3,398,569
Add: Other income, net	--	93,632
Financial (expenses)	(215,400)	(295,121)
Income before income taxes	6,415,032	3,197,080
Less: Income taxes	379,409	470,617
Income before minority interests	6,035,623	2,726,463
Less: Minority interests	3,461,205	1,194,340
Net income	$2,574,418	$1,532,123
Net income per common share
Basic and diluted	$0.11	$0.07
Weighted average number of common shares outstanding
Basic	23,959,702	23,287,049
Diluted	23,962,356	23,287,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30
	2007	2006
Net income	$2,574,418	$1,532,123
Other comprehensive income:
Foreign currency translation gain	-	--
Comprehensive income	$2,574,418	$1,532,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Nine Months Ended September 30
	2007	2006
Net product sales, including $3,711,504 and $2,478,059 to related parties in 2007 and 2006, respectively	$95,898,461	$68,112,037

Cost of product sold, including $3,743,223 and $1,932,329 purchased from related parties in 2007 and 2006, respectively	63,249,998	43,762,536
Gross profit	32,648,463	24,349,501
Add: Gain on other sales	362,458	256,836
Less: Operating expenses-
Selling expenses	6,500,969	5,419,420
General and administrative expenses	5,272,795	6,529,130
Research and development expenses	909,515	647,873
Depreciation and amortization	2,564,234	2,846,716
Total Operating expenses	15,247,513	15,443,139
Income from operations	17,763,408	9,163,198
Add: Other income, net	38,462	94,257
Financial (expenses)	(626,892)	(806,984)
Income before income taxes	17,174,978	8,450,471
Less: Income taxes	2,741,024	1,522,067
Income before minority interests	14,433,954	6,928,404
Less: Minority interests	7,761,281	3,550,247
Net income	$6,672,673	$3,378,157
Net income per common share
Basic and diluted	$0.28	$0.15
Weighted average number of common shares outstanding
Basic	23,952,573	23,076,215
Diluted	23,958,547	23,084,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Nine Months Ended September 30
	2007	2006
Net income	$6,672,673	$3,378,157
Other comprehensive income:
Foreign currency translation gain	1,265,553	601,399
Comprehensive income	$7,938,226	$3,979,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,791,286	$27,418,500
Pledged cash deposits	2,463,874	3,484,335
Accounts and notes receivable, net, including $2,212,661 and $1,770,933 from related parties at 2007 and 2006, respectively	70,964,220	57,234,383
Advance payments and other, including 286,951 and $487,333 to related parties at 2007 and 2006, respectively	1,276,433	837,014
Inventories	19,446,977	15,464,571
Total current assets	$115,942,790	$104,438,803
Long-term Assets:
Property, plant and equipment, net	$41,263,927	$40,848,046
Intangible assets, net	497,623	3,140,548
Other receivables, net, including $1,036,560 and $738,510 from related parties at 2007 and 2006, respectively	1,645,729	966,715
Advance payment for property, plant and equipment, including $1,315,192 and $488,873 to related parties at 2007 and 2006, respectively	7,636,274	2,640,708
Long-term investments	39,474	73,718
Total assets	$167,025,817	$152,108,538
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$13,421,053	$15,384,615
Accounts and notes payable, including $876,324 and $640,405 to related parties at 2007 and 2006, respectively	42,519,539	37,647,913
Customer deposits	166,193	146,171
Accrued payroll and related costs	2,022,180	1,506,251
Accrued expenses and other payables	8,509,920	11,078,186
Accrued pension costs	3,443,464	3,266,867
Taxes payable	7,420,376	5,914,362
Amounts due to shareholders/directors	280,180	358,065
Total current liabilities	$77,782,905	$75,302,430
Advances payable	321,392	313,151
Total liabilities	$78,104,297	$75,615,581
Minority interests	$26,260,079	$23,112,667
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000
Shares issued and outstanding - None	$--	$--
Common stock, $0.0001 par value - Authorized - 80,000,000
Shares Issued and Outstanding - 23,959,702 shares and 23,851,581 shares at September 30, 2007 and December 31, 2006, respectively	2,396	2,385
Additional paid-in capital	29,994,873	28,651,959
Retained earnings-
Appropriated	6,078,613	6,209,909
Unappropriated	22,851,206	16,047,237
Accumulated other comprehensive income	3,734,353	2,468,800
Total stockholders' equity	$62,661,441	$53,380,290
Total liabilities and stockholders' equity	$167,025,817	$152,108,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Consolidated Statements of Stockholders’ Equity
Nine months ended September 30, 2007 (unaudited) and year ended December 31, 2006

	Common Stock			Retained Earnings
	Shares	Par Value	Additional Paid-in Capital	Appropriated	Unappropriated	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2005	22,574,543	$2,257	$18,146,722	$4,923,262	$12,522,180	$1,332,684	$36,927,105
Foreign currency translation gain	--	--	--	--	--	1,136,116	1,136,116
Sale of common stock	1,216,675	122	10,899,872	--	--	--	10,899,994
Exercise of stock options by independent directors	22,500	2	101,248	--	--	--	101,250
Cash paid for retaining fee, commissions and placement agent fee in connection with offering	--	--	(627,504)	--	--	--	(627,504)
Issuance of common stock related to financing services	37,863	4	449,996	--	--	--	450,000
Payment of financing services by issuance of common stock in accordance with Cornell Partners, LP	--	--	(450,000)	--	--	--	(450,000)
Issuance of a warrant to purchase common stock	--	--	832,639	--	--	--	832,639
Payment of commission and placement agent fee by issuance of common stock warrants in accordance with Cornell Partners, LP	--	--	(832,639)	--	--	--	(832,639)
Issuance of stock options to independent directors	--	--	131,625	--	--	--	131,625
Net income for the year ended December, 31, 2006	--	--	--	--	4,811,704	--	4,811,704
Appropriation of retained earnings	--	--	--	1,286,647	(1,286,647)	--	--
Balance, December 31, 2006	23,851,581	$2,385	$28,651,959	$6,209,909	$16,047,237	$2,468,800	$53,380,290
Foreign currency translation gain	--	--	--	--	--	1,265,553	1,265,553
Sale of common stock	108,121	11	1,199,989	--	--	--	1,200,000
Cash paid for retaining fee, commissions and placement agent fee in connection with offering	--	--	(54,500)	--	--	--	(54,500)
Increase in connection with minority shareholders’ abandonment of all its right and interest in Joint-venture		--	197,425	--	--	--	197,425
Net income for nine months ended September, 30, 2007	--	--	--	--	6,672,673	--	6,672,673
Appropriation of retained earnings	--	--	--	(131,296)	131,296	--	--
Balance, September 30, 2007	23,959,702	$2,396	$29,994,873	$6,078,613	$22,851,206	$3,734,353	$62,661,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2007	2006
Cash flows from operating activities:
Net income	$6,672,673	$3,378,157
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Minority interests	7,761,281	3,550,247
Stock-based compensation	--	131,625
Depreciation and amortization	4,968,142	4,876,558
Allowance for doubtful accounts (Recovered)	(318,421)	1,861,107
Other operating adjustments	38,516	6,242
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	1,098,996	(2,348,072)
Accounts and notes receivable	(11,914,080)	(9,911,144)
Advance payments and other	(415,798)	(445,239)
Inventories	(3,507,361)	(5,128,427)
Increase (decrease) in:
Accounts and notes payable	3,857,355	3,728,392
Customer deposits	16,472	130,645
Accrued payroll and related costs	473,542	86,369
Accrued expenses and other payables	(231,276)	2,413,794
Accrued pension costs	90,383	247,269
Taxes payable	1,318,795	1,034,402
Advances payable	--	(62)
Net cash provided by operating activities	$9,909,219	$3,611,863
Cash flows from investing activities:
(Increase) decrease in other receivables	(547,216)	275,791
Cash received from equipment sales	599,294	--
Cash paid to acquire property, plant and equipment	(9,589,831)	(4,790,102)
Cash paid to acquire intangible assets	(173,107)	(140,899)
Net cash (used in) investing activities	$(9,710,860)	$(4,655,210)
Cash flows from financing activities:
(Decrease) increase in proceeds from bank loans	(2,182,860)	1,414,898
Dividends paid to the minority interest holders of Joint-venture companies	(5,153,764)	(864,430)
Increase (decrease) in amounts due to shareholders/directors	(89,800)	(507,117)
Proceeds from issuance of common stock	1,145,500	5,027,240
Capital Contribution from the minority interest holders of Joint-venture companies	--	1,420,926
Net cash provided by (used in) financing activities	$(6,280,924)	$6,491,517
Cash and cash equivalents effected by foreign currency	$455,351	$601,399
Net (decrease) increase in cash and cash equivalents	(5,627,214)	6,049,569
Cash and cash equivalents at beginning of period	27,418,500	12,374,944
Cash and cash equivalents at end of period	$21,791,286	$18,424,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Nine Months Ended September 30
	2007	2006
Cash paid for interest	$630,832	$596,871
Cash paid for income taxes	$857,404	$958,507

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
.
	Nine Months Ended September 30
	2007	2006
Issuance of common shares on a non-cash basis	$—	$4
Financing services fee related to issuance of common shares	—	(4)
Increase in capital by minority shareholders of Joint-venture companies on a non-cash basis	—	921,785
Dividends payable to minority shareholders of Joint-venture companies being converted into capital	—	(921,785)
Decrease in minority interests as a result of minority shareholder’s withdrawal from Joint-venture.	(2,830,545)	—
Withdrawal of invested intangible assets by minority shareholder of Joint-venture	2,600,204	—
Increase in equity in connection with minority shareholder’s withdrawal from Joint-venture	$230,341	$—

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

The Company owns the following aggregate net interests in eight Sino-foreign joint ventures organized in the PRC as of September 30, 2007 and 2006.

	Percentage Interest
Name of Entity	September 30, 2007	September 30, 2006

Shashi Jiulong Power Steering Gears Co., Ltd., "Jiulong"	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., "Henglong"	44.50%	44.50%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., ”Shenyang"	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., "Zhejiang"	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	85.71%	60.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	--

Jiulong was established in 1993 and mainly engaged in the production of integral power steering gear for heavy-duty vehicles.

Henglong was established in 1997 and mainly engaged in the production of rack and pinion power steering gear for cars and light duty vehicles.

Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

Zhejiang was established in 2002 to focus on power steering pumps.

On April 12, 2005, Great Genesis entered into a Joint-venture agreement with Shanghai Hongxi Investment Inc., “Hongxi”, a company controlled by Mr. Hanlin Chen, the Company’s Chairman, and Sensor System Solution Inc., “Sensor”, to establish a joint venture, Universal Sensor Application Inc., “USAI”, in the Wuhan East Lake development zone to engage in production and sales of sensor modulars. The registered capital of the Joint-venture is $10 million. Great Genesis and Hongxi intended to invest $6 million and $1 million, respectively, including cash and land and building, which would account for 60% and 10% of the total registered capital, respectively. Sensor would invest $3 million in technology, accounting for 30% of the total registered capital. As of March 20, 2007, the three parties of USAI, Great Genesis, Hongxi, and Sensor, entered into an agreement, which led to Sensor’s withdrawal from USAI and abandonment of all its rights and interests in USAI. The registered capital of the Joint-venture has changed to $7,000,000, with 85.71% owned by the Company, and 14.29% owned by Hongxi. Since the withdrawal of intangible assets, another technology supplier is being sought.

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

On March 31, 2006, as amended on May 2, 2006, Great Genesis, entered into a Joint-venture agreement with Wuhu Chery Technology Co., Ltd., “Chery Technology”, to establish a Joint-venture, Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu”, in the Wuhu Technological Development Zone. Wuhu is mainly engaged in the production and sales of automobile steering systems. The registered capital of the Joint-venture is $3,750,387, the equivalent of RMB 30,000,000. Great Genesis and Chery Technology invested $2,900,300, the equivalent of RMB 23,200,000, and $848,938, the equivalent of RMB 6,800,000, respectively, which accounts for 77.33% and 22.67% of the total registered capital, respectively.

On March 7, 2007, Great Genesis established a wholly-owned subsidiary, Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”, to engage in production and sales of automotive steering systems. The registered capital of Hengsheng is $10,000,000.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - For the nine months ended September 30, 2007 and 2006, the accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and Sino-foreign joint ventures, including eight Sino-foreign Joint-ventures disclosed in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Actual weighted average shares outstanding used in calculating basic and diluted income per share were:

	Three Months Ended September 30,
	2007	2006
Weighted average shares outstanding	23,959,702	23,287,049
Effect of dilutive securities	2,654	733
Diluted shares outstanding	23,962,356	23,287,782

	Nine Months Ended September 30,
	2007	2006
Weighted average shares outstanding	23,952,573	23,076,215
Effect of dilutive securities	5,974	8,460
Diluted shares outstanding	23,958,547	23,084,675

The 156,250 shares underlying warrants issued to Cornell Capital Partners, LP on March 20, 2006, and 22,500 options issued to independent directors on July 16, 2006 have not been included in the computation of diluted income per share for the three months ended September 30, 2007, because such inclusion would have had an anti-dilutive effect.

Stock-Based Compensation - The Company may periodically issue shares of common stock for services rendered or for financing costs. Such shares will be valued based on the market price on the transaction date. The Company may periodically issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. As of September 30, 2007, the Company has issued 67,500 stock options under this plan and there remain 2,132,500 stock options issuable in the future.

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

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the three months and nine months ended September 30, 2007 and 2006.

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

The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

 3. ACCOUNTS AND NOTES RECEIVABLE

The Company’s accounts receivable at September 30, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
Accounts receivable	$48,153,929	$41,174,404
Notes receivable	26,783,009	20,146,197
Less: allowance for doubtful accounts	(3,972,718)	(4,086,218)
Balance at the end of the period	$70,964,220	$57,234,383

Notes receivable represents accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The activity in the Company’s allowance for doubtful accounts during the nine months ended September 30, 2007 (unaudited) and the year ended December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
Balance at beginning of period	$4,086,218	$2,856,025
Add: amounts (recovered) provided during the period	(221,033)	1,099,092
Add: foreign currency translation	107,533	131,101
Balance at the end of the period	$3,972,718	$4,086,218

4. OTHER RECEIVABLES

The Company’s other receivables at September 30, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
Other receivables	$2,468,114	$1,864,918
Less: allowance for doubtful accounts	(822,385)	(898,203)
Balance at the end of the period	$1,645,729	$966,715

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.

The activity in the Company’s allowance for doubtful accounts of other receivable during the nine months ended September 30, 2007 (unaudited) and the year ended December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
Balance at beginning of the period	$898,203	$1,040,169
Less: recovered amounts during the period	(99,455)	(210,861)
Add: foreign currency translation	23,637	68,895
Balance at the end of the period	$822,385	$898,203

5. INVENTORIES

The Company’s inventories at September 30, 2007 (unaudited) and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
Raw materials	$6,920,278	$5,381,372
Work in process	4,060,907	3,253,192
Finished goods	9,640,977	7,548,218
	20,622,162	16,182,782
Less: provision for loss	(1,175,185)	(718,211)
Balance at the end of the period	$19,446,977	$15,464,571

6. PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at September 30, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
Land use rights and buildings	$19,282,465	$17,384,534
Machinery and equipment	37,141,442	33,466,198
Electronic equipment	2,915,167	2,945,454
Motor vehicles	2,365,083	2,095,169
Construction in progress	2,776,944	3,280,279
	64,481,101	59,171,634
Less: Accumulated depreciation	(23,217,174)	(18,323,588)
Balance at the end of the period	$41,263,927	$40,848,046

Depreciation charge for the nine months ended September 30, 2007 and the year ended December 31, 2006 are $4,740,908 and $5,816,922 respectively.

7. INTANGIBLE ASSETS

The activities in the Company’s intangible asset account at September 30, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
Balance at beginning of period	$3,140,548	$3,503,217
Add: additions during the period-
Patent technology	144,390	109,073
Management software license	28,718	65,852
Foreign currency translation	11,405	121,698
Less: decrease during the period-
Patent technology*	(2,600,204)	--
	724,857	3,799,840
Less: Amortization for the period	(227,234)	(659,292)
Balance at the end of the period	$497,623	$3,140,548

*When USAI was established in 2005, Sensor contributed $3,000,000 as capital, being the fair market value of the intangible assets, including the sensor product and the technology for sensor production, as well as the Joint-venture’s technical personnel training. As of March 20, 2007 Sensor withdrew from USAI, abandoned all its right and interest in the Joint-venture, and repossessed the rights to the intangible assets at the carrying value of $2,600,204. Please see Note 1 and Note 14.

8. BANK LOANS

At September 30, 2007, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $13,421,053, with weighted average interest rate at 6.53% per annum. These loans are secured with some of the property and equipment of the Company and are repayable within one year.

At December 31, 2006, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $15,384,615, with weighted average interest rate at 5.90% per annum. These loans are secured with some of the property and equipment of the Company, and are repayable within one year.

9. ACCOUNTS AND NOTES PAYABLE

The Company’s accounts and notes payable at September 30, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
Accounts payable	$30,279,625	$22,517,260
Notes payable*	12,239,914	15,130,653
Balance at the end of the period	$42,519,539	$37,647,913

*Notes payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits, notes receivable and certain property plant and machinery to secure trade financing granted by banks.

10. ACCRUED EXPENSES AND OTHER PAYABLES

The Company’s accrued expenses and other payables at September 30, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
Accrued expenses	$1,282,642	$1,695,188
Other payables	1,236,508	1,987,540
Warranty reserves*	4,269,306	2,954,326
Dividend payable to minority shareholders of Joint-ventures	1,721,464	4,441,132
Balance at the end of the period	$8,509,920	$11,078,186

*The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the nine months ended September 30, 2007 (unaudited) and the year ended December 31, 2006, the warranties activities were as follows:

	September 30, 2007	December 31, 2006
Balance at the beginning of period	$2,954,326	$1,787,869
Additions during the reporting period	3,646,463	3,956,521
Settlement within reporting period, by cash or actual material	(2,409,228)	(2,858,829)
Foreign currency translation	77,745	68,765
Accrual balance at end of period	$4,269,306	$2,954,326

11. ACCRUED PENSION COSTS

Since the Company’s operations are all located in China, all the employees are located in China. The Company records pension costs and various employment benefits in accordance with the relevant Chinese social security laws, which is approximately at a total of 31% of salary as required by local governments. Base salary levels are the average salary determined by the local governments.

The activities in the Company’s pension account during the nine months ended September 30, 2007 (unaudited) and the year ended December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
Balance at beginning of the period	$3,266,867	$2,653,064
Amounts provided during the period	907,850	1,287,609
Settlement during the period	(817,223)	(789,265)
Foreign currency translation	85,970	115,459
Balance at end of period	$3,443,464	$3,266,867

12. TAXES PAYABLE

The Company’s taxes payable at September 30, 2007 (unaudited) and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
Value-added tax payable	$5,806,260	$6,274,698
Income tax payable*	1,545,874	(362,267)
Other tax payable	68,242	1,931
Balance at the end of the period	$7,420,376	$5,914,362

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

On January 1, 1996, one of the subsidiaries of the Company, Jiulong, was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 1996, and a 50% enterprise national income tax deduction and a 100% local income tax deduction for the next nine years thereafter, from 1998 to 2006, for income tax purposes. In 2007, Jiulong continued to be granted a 100% local income tax exemption.

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

USAI, Wuhu, Jielong and Hengsheng are at their start up stage and accordingly, there is no assessable profit for the period ended September 30, 2007 subject to PRC enterprise income tax.

No provision for Hong Kong tax is made as Jilong and Great Genesis are both investment holding companies, and have no assessable income in Hong Kong for the nine months ended September 30, 2007 and the year ended December 31, 2006.

No provision for US tax is made as the Company has no assessable income in the US for the nine months ended September 30, 2007 and the year ended December 31, 2006.

The Company’s activities of income taxes during the nine months ended September 30, 2007 (unaudited) and the year ended December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
Tax rate	7.5%-30.0%	7.5%-16.5%
Balance at beginning of the period(a)	($362,267)	($624,707)
Add: additions during the period-
Accrual taxation	4,068,355	2,597,189
Less: decrease during the period-
Income tax refund (b)	(1,327,331)	(928,108)
Settlement during the period	(857,404)	(1,382,614)
Foreign currency translation	24,521	(24,027)
Balance at the end of the period	$1,545,874	($362,267)

(a)At the end of the fiscal year, the Company must pay income tax in advance, and the government will settle with the Company within the three months after the end of the fiscal year.

(b)For the nine months ended September 30, 2007 and the year ended December 31, 2006, two of the Company’s Sino-foreign joint ventures received an income tax benefit of $1,327,331 and $928,108, respectively, for purchase of domestic equipment, which has been reflected as a reduction to income tax expense in the respective period of the Company’s consolidated statements of operations.

13. AMOUNTS DUE TO SHAREHOLDERS/DIRECTORS

The Company’s activities in the amounts due to shareholders/directors during the nine moths ended September 30, 2007 (unaudited) and the year ended December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
Balance at the beginning of period	$358,065	$766,642
Decrease during the reporting period	(89,900)	(429,061)
Foreign currency translation	12,015	20,484
Balance at end of period	$280,180	$358,065

The amounts due to shareholders/directors were unsecured, interest-free and repayable on demand.

14. MINORITY INTERESTS

The Company’s activities in respect of the amounts of the minority interests’ equity during the nine months ended September 30, 2007 (unaudited) and the year ended December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
Balance at beginning of the period	$23,112,667	$21,751,043
Add: Additions during the period-
contribution by minority shareholders	--	2,332,470
Minority interest’s income	7,761,281	5,545,350
Increase in connection with minority shareholders’ abandonment of all its right and interest in Joint-venture.	32,916	--
Foreign currency translation	570,140	1,468,787
Less: decrease during the period-
Dividends declared to the minority interest holders of Joint-venture companies	(2,386,380)	(7,984,983)
Decrease in minority interests as a result of minority shareholders’ withdrawal from Joint-venture *	(2,830,545)	--
Balance at end of period	$26,260,079	$23,112,667

*As of March 20, 2007, Great Genesis, Hongxi and Sensor entered into an agreement, which led to Sensor’s withdrawal from USAI, its withdrawal of intangible assets, and abandonment of all its right and interest in USAI. Please see Note 1.

The calculation of the withdrawal of Sensor is summarized as follows:

		Sensor’s			Additional paid-in capital
	Equity of USAI (before Sensor’s withdrawal at March 20, 2007)	Withdrawal of equity in USAI	Carrying value of intangible assets withdrawn	Abandoned interest	The Company’s	Hongxi’s
	a	b	c	d=b-c	e=d*85.71%	f=d*14.29%
Additional paid-in capital	$4,337,291	$3,000,000	$2,600,204	$399,796	$342,665	$57,131
Foreign currency translation	219,927	183,923	--	183,923	157,640	26,283
Stockholders' deficit	(1,177,928)	(353,378)	--	(353,378)	(302,880)	(50,498)
Equity	$3,379,290	$2,830,545	$2,600,204	$230,341	$197,425	$32,916

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

15. SHARE CAPITAL

The Company’s activities in its share capital account during the nine months ended September 30, 2007 (unaudited) and the year ended December 31, 2006 are summarized as follows:

	September 30, 2007		December 31, 2006
	Common Stock	Par Value	Common Stock	Par Value

Balance at beginning of the period	23,851,581	$2,385	22,574,543	$2,257
Add: Additions during the period
Issuance of common stock for cash in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP*	108,121	11	1,216,675	122
Exercise of stock option by independent directors	--	--	22,500	2
Commissions and placement agent fee payable in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	--	--	37,863	4
Balance at end of period	23,959,702	$2,396	23,851,581	$2,385

*On January 17, 2007, the Company raised gross amounts of $1,200,000 in a private placement (PIPE) to Cornell Capital Partners, LP (“Investor”) by issuing 108,121 shares of common stock.

16. ADDITIONAL PAID-IN CAPITAL

The Company’s activities in the Company’s additional paid-in capital account during the nine months ended September 30, 2007 (unaudited) and the year ended December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
Balance at beginning of the period	$28,651,959	$18,146,722
Add: Additions during the period-
Issuance of common stock for cash in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP.	1,199,989	10,899,872
Exercise of stock option by independent directors	--	101,248
Issuance of stock options to independent directors	--	131,625
Issuance of common stock in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	--	449,996
Issuance of common stock warrants in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	--	832,639
Increase in connection with minority shareholders’ abandonment of all its right and interest in Joint-venture.	197,425	--
Less: decreases during the period
Payment of commissions and placement agent fee by issuance of common stock in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	--	(449,996)
Payment of commissions and placement agent fee by issuance of common stock warrants in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	--	(832,639)
Cash paid for retaining fee, commissions and placement agent fee in connection with offering.	(54,500)	(627,504)
Payment of commissions and placement agent fee by issuance of common stock in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	--	(4)
Balance at end of period	$29,994,873	$28,651,959

17. SIGNIFICANT CONCENTRATIONS

The Company grants credit to its customers, generally on an open account basis.  The Company’s customers are all located in the PRC.

During the nine months ended September 30, 2007 (unaudited), the Company’s ten largest customers accounted for 67.6% of the Company’s consolidated net sales, with each of four customers individually accounting for more than 10% of consolidated net sales, i.e. 16.7%, 13.4%, 11.5% and 10.0% individually, or an aggregate of 51.6%.  At September 30, 2007, approximately 38.8% of accounts receivable were from trade transactions with the aforementioned four customers.

During the nine months ended September 30, 2006 (unaudited), the Company’s ten largest customers accounted for 65.5% of the Company’s consolidated net sales, with each of four customers individually accounting for more than 10% of consolidated net sales, i.e. 15.6%, 13.9%, 11.0% and 10.5% individually, or an aggregate of 51.0%.  At September 30, 2006, approximately 34.1% of accounts receivable were from trade transactions with the aforementioned four customers.

18. RELATED PARTY TRANSACTIONS AND BALANCES

Related party transactions with companies with common directors are as follows:

Related sales (unaudited):

	Nine Months Ended September 30
	2007	2006
Merchandise Sold to Related Parties	$3,711,504	$2,478,059

Related purchases (unaudited):

	Nine Months Ended September 30
	2007	2006
Materials Purchased from Related Parties	$3,743,223	$1,932,329
Technology Purchased from Related Parties	64,103	188,640
Equipment Purchased from Related Parties	626,455	291,673
Total	$4,433,781	$2,412,642

Related receivables (September 30, 2007 unaudited):

	September 30, 2007	December 31, 2006
Accounts receivable	$2,212,662	$1,770,933
Other receivables	1,036,560	738,510
Total	$3,249,222	$2,509,443

Related advances (September 30, 2007 unaudited):

	September 30, 2007	December 31, 2006
Advanced Equipment Payment to Related Parties	$1,315,192	$488,873
Advanced Expenses and Others to Related Parties	286,951	487,333
Total	$1,602,143	$976,206

Related payables:

	September 30, 2007	December 31, 2006
Accounts payable (September 30, 2007 unaudited)	$876,324	$640,405

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

The following table summarizes the Company‘s major contractual payment obligations and commitments as of September 30, 2007 (unaudited):

	Payment Obligations by Period
	2007(a)	2008	2009	2010	Thereafter	Total
Obligations for service agreements	$--	$110,000	$110,000	$110,000	$110,000	$440,000
Obligations for purchasing agreements	6,211,304	2,461,748	61,456	--	--	8,734,508
Total	$6,211,304	$2,571,748	$171,456	$110,000	$110,000	$9,174,508

(a) Remaining three months in 2007

20. OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2007 and 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

During the three months and nine months ended September 30, 2007 (unaudited), the Company had nine product sectors, five of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering (Henglong), power steering (Jiulong), power steering (Shenyang), power pumps (Zhejiang), and power steering (Wuhu). The other four sectors which were established in 2005, 2006, 2007 and 2007 respectively, engaged in the production and sales of sensor modular (USAI), electronic power steering (Jielong), power steering (Hengsheng), and provider of after sales and R&D services (HLUSA).Since the revenues, net income and net assets of these four sectors are less than 10% of its segment in the consolidated financial statements, the Company incorporated these four sectors into “other sectors”.

During the three months and nine months ended September 30, 2006 (unaudited), the Company had seven product sectors, four of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering for cars (Henglong), power steering for trucks (Jiulong), power steering for light duty vehicles (Shenyang), and power pumps (Zhejiang). To conform with the year 2007, power steering (Wuhu) was reported separately. The other two sectors which were established in 2005 and 2006 respectively, engaged in the production and sales of sensor modular (USAI), and electronic power steering (Jielong).Since the revenues, net income and net assets of these two sectors are less than 10% of its segment in the consolidated financial statements, the Company incorporated these two sectors into “other sectors”

The Company’s product sectors information is as follows:

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other Sectors	Other (1)	Total
For the Three Months Ended:
September 30,2007
Revenue
Net product sales - external	$10,251,971	$8,106,377	$5,719,242	$2,911,860	$4,222,181	($8,900)	$0	$31,202,731
Net product sales - internal	5,635,023	537,459	410,175	(270)	0	0	(6,582,387)	0
Gain on other sales and other income - external	99,880	(12,106)	16,720	(767)	0	0	(1,356)	102,371
Total revenue	$15,986,874	$8,631,730	$6,146,137	$2,910,823	$4,222,181	($8,900)	($6,583,743)	$31,305,102
Net income	$1,298,825	$423,236	$526,819	$309,971	($189,573)	($401,957)	$607,097	$2,574,418

For the three months ended
September 30,2006
Revenue
Net product sales - external	$10,147,596	$6,430,790	$3,451,379	$2,333,260	$0	$36,648	$0	$22,399,673
Net product sales - internal	2,706,952	972,972	214,555	(87,031)	0	0	(3,807,448)	0
Gain on other sales and other income - external	117,077	29,384	8,205	(4,534)	0	0	(266)	149,866
Total revenue	$12,971,625	$7,433,146	$3,674,139	$2,241,695	$0	$36,648	($3,807,714)	$22,549,539
Net income	$469,197	$638,282	$778,963	$221,273	($48,858)	($153,344)	($373,390)	$1,532,123

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other Sectors	Other (1)	Total
For the nine Months Ended:
September 30, 2007
Revenue
Net product sales - external	$32,025,588	$25,457,167	$14,660,207	$9,697,822	$14,041,721	$15,956	$0	$95,898,461
Net product sales - internal	21,285,580	2,426,271	1,821,863	29,882	0	0	(25,563,596)	0
Gain on other sales and other income - external	320,519	52,349	35,088	(4,932)	2,499	(579)	(4,024)	400,920
Total revenue	$53,631,687	$27,935,787	$16,517,158	$9,722,772	$14,044,220	$15,377	($25,567,620)	$96,299,381
Net income	$4,806,602	$1,965,930	$1,491,555	$1,134,895	($645,822)	($637,418)	($1,443,069)	$6,672,673

For the nine months ended
September 30, 2006
Revenue
Net product sales - external	$32,235,160	$17,839,550	$10,979,886	$6,910,874	$0	$146,567	$0	$68,112,037
Net product sales - internal	6,237,499	2,384,889	555,947	311,256	0	0	(9,489,591)	0
Gain on other sales and other income - external	212,344	113,940	21,879	5,400	0	0	(2,470)	351,093
Total revenue	$38,685,003	$20,338,379	$11,557,712	$7,227,530	$0	$146,567	($9,492,061)	$68,463,130
Net income	$1,868,714	$1,182,693	$1,288,636	$608,652	($48,858)	($455,035)	($1,066,645)	$3,378,157

(1)Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

22. SUBSEQUENT EVENTS

None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.  Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof.  The Company undertakes no obligation to update these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.  Please see the discussion on risk factors in Item 1A of Part II of this quarterly report on Form 10-Q.

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

The Company owns the following aggregate net interests in the following Sino-foreign joint ventures organized in the PRC as of September 30, 2007 and 2006 (unaudited).

	Percentage Interest
Name of Entity	September 30, 2007	September 30, 2006

Shashi Jiulong Power Steering Gears Co., Ltd., "Jiulong"	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., "Henglong"	44.50%	44.50%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., ”Shenyang"	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., "Zhejiang"	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	85.71%	60.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	--

Jiulong was established in 1993 and mainly engaged in the production of integral power steering gear for heavy-duty vehicles.

Henglong was established in 1997 and mainly engaged in the production of rack and pinion power steering gear for cars and light duty vehicles.

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

On March 31, 2006, as amended on May 2, 2006, Great Genesis, entered into a Joint-venture agreement with Wuhu Chery Technology Co., Ltd., “Chery Technology”, to establish a Joint-venture, Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu”, in the Wuhu Technological Development Zone. Wuhu is mainly engaged in the production and sales of automobile steering systems. The registered capital of the Joint-venture is $3,750,387, the equivalent of RMB 30,000,000. Great Genesis and Chery Technology invested $2,900,300, the equivalent of RMB 23,200,000, and $848,938, the equivalent of RMB 6,800,000, respectively, which accounts for 77.33% and 22.67% of the total registered capital, respectively.

On March 7, 2007, Great Genesis established a wholly-owned subsidiary, Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”, to engage in production and sales of automotive steering systems. The registered capital of Hengsheng is $10,000,000.

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
			We estimate cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	• Future Production estimates •Customer preferences and decisions

Accounts and notes receivables	Provision for doubtful accounts and notes receivable
Estimating the provision for doubtful accounts and notes receivable require the Company to analyze and monitor each customer’s credit standing and financial condition regularly. The Company grants credit to its customers, generally on an open account basis. It will have material adverse effect on the Company’s cost disclosure if such assessment were improper.

The Company grants credit to its customers for three to four months based on each customer’s current credit standing and financial data. The Company assesses allowance on an individual customer basis, under normal circumstanceså the Company does not record any provision for doubtful accounts for those accounts receivable amounts which were in credit terms. For those receivables out of credit terms, certain proportional provision, namely 25% to 100%, will be recorded based on respective overdue terms.
•Customers’ credit standing and financial condition

In addition, there are other items within our financial statements that require estimation, but are not as critical as those discussed above. These include the allowance for reserves for excess and obsolete inventory. Although not significant in recent years, changes in estimates used in these and other items could have a significant effect on our consolidated financial statements.

RESULTS OF OPERATIONS——THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006:

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage on net sales				Change in percentage
	Three months ended September 30		Nine months ended September 30		2006 to 2007
	2007	2006	2007	2006	Three months	Nine months
Net sales	100.0%	100.0%	100.0%	100.0%	39.3%	40.8%
Cost of sales	63.6	63.7	66.0	64.3	39.1	44.5
Gross profit	36.4	36.3	34.0	35.7	39.7	34.1
Gain on other sales (a)	0.3	0.3	0.4	0.4	82.0	41.1
Less: operating expenses -
Selling expenses	6.7	6.9	6.8	8.0	36.0	20.0
General and administrative expenses	5.4	9.6	5.5	9.6	(21.3)	(19.2)
R & D expenses	1.0	0.9	0.9	1.0	55.5	40.4
Depreciation and amortization	2.4	4.0	2.7	4.2	(18.7)	(9.9)
Total operating expenses	15.5	21.4	15.9	22.7	0.9	(1.3)
Operating income	21.2	15.2	18.5	13.5	95.1	93.9
Other income	--	0.4	--	0.1	--	(59.2)
Financial expenses	(0.7)	(1.3)	(0.7)	(1.2)	(27.0)	(22.3)
Income before income tax	20.6	14.3	17.9	12.4	100.7	103.2
Income tax	1.2	2.1	2.9	2.2	(19.4)	80.1
Income before minority interests	19.3	12.2	15.1	10.2	121.4	108.3
Minority interests	11.1	5.3	8.1	5.2	189.8	118.6
Net income	8.3%	6.8%	7.0%	5.0%	68.0%	97.5%

(a) For the convenience of comparability, the Company has reclassified other sales and cost of other sales from net operation income and cost of operation into Gain on other sales, to be consistent with the presentation of its financial statement for the three months and nine months ended September 30, 2007.

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NET SALES:

Net sales were $31,202,731 for the three months ended September 30, 2007, as compared to $22,399,673 for the three months ended September 30, 2006, an increase of $8,803,058 or 39.3%.  The increase in net sales in 2007 as compared to 2006 was a result of the following factors:

(1)Increases in the income of Chinese residents and the growth of consumption led to an increase in the sales of passenger vehicles and an increase in the Company’s sales of steering gear and pumps. As a result, sales of steering gear and pumps for domestic passenger vehicles for the three months ended September 30, 2007 were $20,193,391 and $2,911,861, as compared to $13,598,972 and $2,333,261 for the same period of 2006, an increase of $6,594,419 and $578,600 or 48.5% and 24.8%, respectively..

(2)Increased investments and business activities in China led to an increase in sales of commercial vehicles and an increase in the Company’s sales of steering gear and accessories. For the three months ended September 30, 2007, sales of steering gears and accessories for commercial vehicles was $8,106,379, as compared to $6,430,791 for the same period of 2006, an increase of $1,675,588 or 26.1%.

(3) The Company has raised the technological contents in and production efficiency of its products as a result of technological improvement to its production lines, allowing the Company to reduce its manufacturing costs and, correspondingly, its sales prices which led to increased sales volumes.

GROSS PROFIT

For the three months ended September 30, 2007, gross profit was $11,362,751, as compared to $8,133,159 for the three months ended September 30, 2006, an increase of $3,229,592 or 39.7%.

The increase in sales contributed to an increase of $3,168,605 in gross profit, a decrease in unit cost resulted in an increase of $844,554 in gross profit, which was partially offset by a decrease in selling prices which resulted in a decrease of $783,569 in gross profit.

Gross margin was 36.4% for the three months ended September 30, 2007, an increase of 0.1% from 36.3% for the same period of 2006.  The decrease reflects a decrease in selling prices which was partially offset by a cost decrease. The Company plans to take the following measures in the remaining three months of 2007 to reduce costs and to meet its yearly gross target of not less than 30%.

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

GAIN ON OTHER SALES

Gain on other sales consisted of net amount retained from sales of materials and other assets. For the three months ended September 30, 2007, gain on other sales were $102,371, as compared to $56,234 for the same period of 2006, an increase of $46,137 or 82.0%, mainly due to increased sales of materials.

SELLING EXPENSES

Selling expenses were $2,094,157 for the three months ended September 30, 2007, as compared to $1,540,030 for the same period of 2006, an increase of $554,127 or 36.0%. A material increase was warranty.

The increase in warranty expense was due to an increase of 39.3% in sales for the three months ended September 30, 2007, as compared to the same period of 2006, so that the warranty reserve recorded also increased accordingly.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,683,190 for the three months ended September 30, 2007, as compared to $2,139,440 for the same period of 2006, a decrease of $456,250 or 21.3%.

There was a material decrease in the provision for doubtful accounts.  The Company grants credit to its customers, generally on an open account basis. Credit terms, based on each customer’s historical credit standing, is three to four months. In normal circumstances, the Company does not record any provision for doubtful accounts for those accounts receivable amounts which were in credit. For those receivables in excess of credit terms, a provision has been recorded accordingly. During the three months ended September 30, 2007, the Company further tightened its credit control, leading to a decreased accounts receivable balance which was over due, thus recovering part of the provision for doubtful accounts recorded in prior years.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $321,533 for the three months ended September 30, 2007, as compared to $206,732 for the three months ended September 30, 2006, an increase of $114,801 or 55.5%, as a result of additional R&D expenses on development of sensor modulars.

DEPRECIATION AND AMORTIZATION EXPENSE

For the three months ended September 30, 2007, the depreciation and amortization expense excluding those recorded in cost of sales, was $735,810, as compared to $904,622 for the three months ended September 30, 2006, a decrease of $168,812 or 18.7%, as a result of decreased intangible assets .

INCOME FROM OPERATIONS

Income from operations was $6,630,432 for the three months ended September 30, 2007, as compared to $3,398,569 for the three months ended September 30, 2006, an increase of $3,231,863 or 95.1%, as a result of an increase of $3,229,592 or 39.7% in gross profit, an increase of $46,137 or 82.0% in gain on other sales, and an increase of $43,866 or 0.9% in operating expenses.

OTHER INCOME

There was no other income for the three months ended September 30, 2007, while $93,633 for the same period of 2006, primarily as a result of decreased government subsidies.

FINANCIAL EXPENSES

Financial expenses were $215,400 for the three months ended September 30, 2007, as compared to $295,121 for the three months ended September 30, 2006, a decrease of $79,721 or 27.0%, primarily as a result of a decreased bank loans and notes discount.

INCOME BEFORE INCOME TAXES

Income before income taxes was $6,415,032 for the three months ended September 30, 2007, as compared to $3,197,080 for the three months ended September 30, 2006, an increase of $3,217,952 or 100.7%, as a result of an increase in income from operations of $3,231,863 or 95.1%, a decrease in other income of $93,633, and a decrease in financial expenses of $79,721 or 27.0%.

INCOME TAXES

Income taxes expense was $379,409 for the three months ended September 30, 2007, as compared to $470,617 for the three months ended September 30, 2006, a decrease of $91,208 or 19.4%, mainly because of:

1. Increased income before income taxes resulted in increased income taxes of $369,434.

2. The Company has received an income tax refund of $801,059 for domestic equipment purchased during the three months ended September 30, 2007, which has been reflected as a reduction of income tax expense in the Company’s consolidated statements of operations, as compared to $151,911 for the same period of 2006, a decrease of $649,148.

3. One of the Company’s Sino-foreign joint ventures, Jiulong enjoyed its 50% state tax exemption up to December 31, 2006. During the three months ended September 30, 2007, Jiulong was subject to an income tax rate of 30%, that was increased from 15%. This increase in income tax rate led to an increased income tax of $188,506.

INCOME BEFORE MINORITY INTERESTS

Income before minority interests was $6,035,623 for the three months ended September 30, 2007, as compared to $2,726,463 for the three months ended September 30, 2006, an increase of $3,309,160 or 121.4%, as a result of an increase in income before income taxes of $ $3,217,951 or 100.7%, and a decrease in income taxes of $91,208 or 19.4%.

MINORITY INTERESTS

Minority interests in the earnings of the Sino-foreign Joint-ventures amounted to $3,461,205 for the three months ended September 30, 2007, as compared to $1,194,340 for the three months ended September 30, 2006, an increase of $2,266,865 or 189.8%.

The Company owns different equity interests in eight Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these eight Sino-foreign joint ventures were consolidated in the Company’s financial statements of September 30, 2007 and 2006. The Company records the minority interests' share in the earnings of the respective Sino-foreign joint ventures for each period.

In 2007, minority interest increased significantly as compared to 2006, primarily as income from Henglong, one of the Company’s joint ventures, which was owned 55.5% by minority interest holders increased significantly.

NET INCOME

Net income was $2,574,418 for the three months ended September 30, 2007, as compared to a net income of $1,532,124 for the three months ended September 30, 2006, an increase of $1,042,295 or 68.0%, as a result of an increase in income before minority interest of $3,309,160 or 121.4%, and an increase in minority interest of $2,266,865 or 189.8%.

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NET SALES:

Net sales were $95,898,461 for the nine months ended September 30, 2007, as compared to $68,112,037 for the nine months ended September 30, 2006, an increase of $27,786,424 or 40.8%.  The increase in net sales in 2007 as compared to 2006 was a result of the following factors:

(1) Increases in the income of Chinese residents and the growth of consumption led to an increase in the sales of passenger vehicles and an increase in the Company’s sales of steering gear and pumps. As a result, sales of steering gear and pumps for domestic passenger vehicles for the nine months ended September 30, 2007 were $60,727,515 and $9,697,822, as compared to $43,215,044 and $6,910,875 for the same period of 2006, an increase of $17,512,471 and $2,786,947 or 40.5% and 40.3%, respectively.

(2) Increased investments and business activities in China led to an increase in sales of commercial vehicles and an increase in the Company’s sales of steering gear and accessories. For the nine months ended September 30, 2007, sales of steering gears and accessories for commercial vehicles was $25,457,168, as compared to $17,839,551 for the same period of 2006, an increase of $7,617,617 or 42.7%.

(3) The Company has raised the technological contents in and production efficiency of its products as a result of technological improvement to its production lines, allowing the Company to reduce its costs and, correspondingly, its sales prices which led to increased sales volumes.

GROSS PROFIT

For the nine months ended September 30, 2007, gross profit was $32,648,463, as compared to $24,349,501 for the nine months ended September 30, 2006, an increase of $8,298,962 or 34.1%.

The increase in sales contributed to an increase of $9,943,640 in gross profit, a decrease in unit cost resulted in an increase of $1,405,229 in gross profit, which was partially offset by a decrease in selling prices which resulted in a decrease of $3,049,907 in gross profit.

Gross margin was 34.0% for the nine months ended September 30, 2007, a decrease of 1.7% from 35.7% for the same period of 2006.  The decrease reflects a decrease in selling prices which was partially offset by a cost decrease.  The decrease in gross profit was consistent with the Company’s expectation that the sales price of automotive parts would fall approximately by 5%-7% during 2007 as compared to 2006.  The Company plans to take the following measures in the remaining three months of 2007 to reduce costs and to meet its yearly gross margin target of not less than 30%:

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

GAIN ON OTHER SALES

Gain on other sales consisted of net amount retained from sales of materials and other assets. For the nine months ended September 30, 2007, gain on other sales were $362,458, as compared to $256,836 for the same period of 2006, an increase of $105,622 or 41.1%, mainly due to increased sales of materials.

SELLING EXPENSES

Selling expenses were $6,500,969 for the nine months ended September 30, 2007, as compared to $5,419,420 for the same period of 2006, an increase of $1,081,549 or 20.0%. A material increase was warranty expense, with an increase of 38.1%.

The increase in warranty expense was due to an increase of 40.8% in sales for the nine months ended September 30, 2007 as compared to the same period of 2006, so that the warranty reserve recorded also increased accordingly.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $5,272,795 for the nine months ended September 30, 2007, as compared to $6,529,130 for the same period of 2006, a decrease of $1,256,335 or 19.2%.

There was a material decrease in the provision for doubtful accounts.  The Company grants credit to its customers, generally on an open account basis. Credit terms, based on each customer’s historical credit standing, is three to four months. In normal circumstance, the Company does not record any provision for doubtful accounts for those accounts receivable amounts which were in credit. For those receivables in excess of credit terms, a provision has been recorded accordingly. During the nine months ended September 30, 2007, the Company further tightened its credit control, leading to a decreased overdue accounts receivable balance which was over due, thus recovering part of the provision for doubtful accounts recorded in prior years.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $909,515 for the nine months ended September 30, 2007, as compared to $647,873 for the nine months ended September 30, 2006, an increase of $261,642 or 40.4%, as a result of additional R&D expenses on development of steering gears and sensor modulars for domestic automotive manufacturers.

DEPRECIATION AND AMORTIZATION EXPENSE

For the nine months ended September 30, 2007, the depreciation and amortization expenses excluding those recorded in cost of sales, were $2,564,234, as compared to $2,846,716 for the nine months ended September 30, 2006, a decrease of $282,482 or 9.9%, as a result of decreased intangible assets.

INCOME FROM OPERATIONS

Income from operations was $17,763,408 for the nine months ended September 30, 2007, as compared to $9,163,198 for the nine months ended September 30, 2006, an increase of $8,600,210 or 93.9%, as a result of an increase of $8,298,962 or 34.1% in gross profit, an increase of $105,622 or 41.1% in gain on other sales, and a decrease of $195,626 or 1.3% in operating expenses.

OTHER INCOME

Other income was $38,462 for the nine months ended September 30, 2007, as compared to $94,257 for the same period of 2006, a decrease of $55,795 or 59.2%, primarily as a result of decreased government subsidies.

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

FINANCIAL EXPENSES

Financial expenses were $626,892 for the nine months ended September 30, 2007, as compared to $806,984 for the nine months ended September 30, 2006, a decrease of $180,092 or 22.3%, primarily result of a decreased bank loan and notes discount.

INCOME BEFORE INCOME TAXES

Income before income taxes was $17,174,978 for the nine months ended September 30, 2007, as compared to $8,450,471 for the nine months ended September 30, 2006, an increase of $8,724,507 or 103.2%, as a result of an increase in income from operations of $8,600,210 or 93.9%, a decrease in gain on other sales of $55,795, and a decrease in financial expenses of $180,092 or 22.3%.

INCOME TAXES

Income taxes expense was $2,741,024 for the nine months ended September 30, 2007, as compared to $1,522,067 for the nine months ended September 30, 2006, an increase of $1,218,957 or 80.1%, mainly because of:

1. Increased income before income taxes resulted in increased income taxes of $1,257,339.

2. The Company has received an income tax refund of $1,327,331 for domestic equipment purchased during the nine months ended September 30, 2007, as compared to $517,704 for the same period of 2006, a decrease of $809,627.

3. One of the Company’s Sino-foreign joint ventures, Jiulong, enjoyed its 50% state tax exemption up to December 31, 2006. During the nine months ended September 30, 2007, Jiulong was subject to an income tax rate of 30%, that was increased from 15%. This increase in income tax rate led to an increased income tax of $771,245.

INCOME BEFORE MINORITY INTERESTS

Income before minority interests was $14,433,954 for the nine months ended September 30, 2007, as compared to $6,928,404 for the nine months ended September 30, 2006, an increase of $7,505,550 or 108.3%, as a result of an increase in income before income taxes of $8,724,507 or 103.2%, netting off against an increase in income taxes of $1,218,957 or 80.1%.

MINORITY INTERESTS

Minority interests in the earnings of the Sino-foreign Joint-ventures amounted to $7,761,281 for the nine months ended September 30, 2007, as compared to $3,550,247 for the nine months ended September 30, 2006, an increase of $4,211,034 or 118.6%.

The Company owns different equity interests in eight Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these eight Sino-foreign joint ventures were consolidated in the Company’s financial statements of September 30, 2007 and 2006. The Company records the minority interests' share in the earnings of the respective Sino-foreign joint ventures for each period.

In 2007, minority interest increased significantly as compared to 2006, primarily as income from Henglong, one of the Company’s joint ventures, which was owned 55.5% by minority interest holders increased significantly.

NET INCOME

Net income was $6,672,673 for the nine months ended September 30, 2007, as compared to a net income of $3,378,157 for the nine months ended September 30, 2006, an increase of $3,294,516 or 97.5%, as a result of an increase in income before minority interest of $7,505,550 or 108.3%, and an increase in minority interest of $4,211,034 or 118.6%.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources and use of cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and internally generated cash. As of September 30, 2007, the Company had cash and cash equivalents of $21,791,286, as compared to $18,424,513 as of September 30, 2006, an increase of $3,366,773 or 18.3%.

The Company had working capital of $38,159,885 as of September 30, 2007, as compared to $24,036,897 as of September 30, 2006, an increase of $14,337,692 or 59.6%.

Financing activities:

For the Company’s bank loans and banker’s acceptance bill facilities, the Company’s banks require the Company to sign documents to repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, it can extend such one year facilities for another year.

The Company had bank loans maturing in less than one year of $13,421,053 and bankers’ acceptances of $12,239,914 as of September 30, 2007, including $1,017,654 which was not a part of the line of credit and fully mortgaged by notes receivable.

The Company currently expects to be able to obtain similar bank loans and bankers’ acceptance bills in the future if it can provide adequate mortgage security following the termination of the above mentioned agreements. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation of the collaterals, the value of the mortgages securing the above-mentioned bank loans and banker's acceptance bills will be devalued by approximately $4,137,076. If the Company wishes to obtain the same amount of bank loans and banker's acceptance bills, it will have to provide $4,137,076 additional collaterals. The Company will obtain a reduced line of credit, if it cannot provide additional collaterals. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity. As of September 30, 2007, the Company has adequate working capital, as well as $7,800,000 available under a $15,000,000 equity line through a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. The Company views this capital as providing an ample available source of back-up liquidity in case of an unanticipated event.

(a) Bank loans

As of September 30, 2007, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Amount available	Amount borrowed
Comprehensive credit facilities	Bank of China	$9,736,842	$5,180,263
Comprehensive credit facilities	China Construction Bank	8,552,631	4,605,263
Comprehensive credit facilities	CITIC Industrial Bank	3,684,211	3,552,632
Comprehensive credit facilities	Shanghai Pudong Development Bank	5,263,158	951,053
Comprehensive credit facilities	Jingzhou Commercial Bank	10,526,316	7,649,892
Comprehensive credit facilities	Industrial and Commercial Bank of China	1,447,368	1,388,421
Comprehensive credit facilities	Bank of Communications Co., Ltd	1,315,789	1,315,789
Total		$40,526,315	$24,643,313

The Company may request banks to issue notes payable or bank loans within its credit line using a 364-day revolving line.

The Company refinanced its short-term debt during early 2007 at annual interest rates of 6.12% to 7.72%, and for terms of six to twelve months. Pursuant to the refinancing arrangement, the Company pledged $19,416,475 of equipment, $5,269,842 of land use rights and $3,804,000 of buildings as security for its comprehensive credit facility with Bank of China; pledged $2,685,066 of land use rights and $3,823,974 of buildings as security for its comprehensive credit facility with CITIC Industrial Bank; pledged $1,574,632 of land use rights and $6,831,566 of buildings as security for its comprehensive credit facility with Shanghai Pudong Development Bank; pledged notes receivable at equivalent amount to credit line as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; pledged $1,417,017 of land use rights and $957,313 of buildings as security for its comprehensive credit facility with Industrial and Commercial Bank of China; and pledged $9,367,984 of land use rights and $4,098,292 of buildings as security for its comprehensive credit facility with China Construction Bank; Wuhu, one of the Company’s Joint-venture companies, entered into an comprehensive credit facility with Bank of Communication Co., Ltd of $1,315,789, which was secured by Jiulong, the other Joint-venture company of the Company.

(b) Financing from investors:

On March 20, 2006, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP for a total amount of $15 million. The Company has utilized $7,200,000 as of September 30, 2007. Under the agreement, Cornell Capital Partners, LP has committed to provide funding to be drawn down over a stated period at the Company’s discretion.

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term bank loan	$13,421,053	$13,421,053	$--	$--	$--
Notes payable	12,239,914	12,239,914	--	--	--
Other contractual purchase commitments, including information technology	9,174,508	6,211,304	2,743,204	220,000	--
Total	$34,835,475	$31,872,271	$2,743,204	$220,000	$--

Short-term bank loans:

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of September 30, 2007:

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of payment	Amount Payable on Due Date
Bank of China	Working Capital	7-Mar-07	1	6.12%	Pay monthly	7-Mar-08	$657,895
Bank of China	Working Capital	21-May-07	1	6.57%	Pay monthly	21-May-08	1,973,684
Bank of China	Working Capital	14-Jun-07	1	6.57%	Pay monthly	14-Jun-08	1,315,789
CITIC Industrial Bank	Working Capital	17-Apr-07	1	6.39%	Pay monthly	17-Apr-08	921,053
CITIC Industrial Bank	Working Capital	27-Jun-06	1	6.57%	Pay monthly	27-Jun-08	2,631,579
China Construction Bank	Working Capital	29-May-07	1	6.57%	Pay monthly	29-May-08	1,315,789
China Construction Bank	Working Capital	30-Jul-07	1	6.84%	Pay monthly	30-Jul-08	1,315,789
China Construction Bank	Working Capital	23-Aug-07	0.9	7.72%	Pay monthly	31-Jul-08	1,973,684
Bank of Communications Co., Ltd	Working Capital	29-Sep-07	0.5	6.48%	Pay monthly	29-Mar-08	1,315,789
	Total						$13,421,053

The Company must use the loans for the purpose described in the table. If the Company fails, it will be charged a penalty interest at 100% of the specified loan rate. The Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged a compounded interest at the specified rate. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of September 30, 2007, and will continue to comply with them.

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of September 30, 2007:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	Oct, 2007	$2,417,546
Working Capital	3-6	Nov, 2007	1,978,684
Working Capital	3-6	Dec, 2007	2,430,658
Working Capital	3-6	Jan, 2008	2,139,737
Working Capital	3-6	Feb, 2008	2,021,974
Working Capital	3-6	Mar, 2008	1,251,315
Total			$12,239,914

The Company must use the loan for the purpose described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of September 30, 2007, and will continue to comply with them.

The Company had approximately $9,174,508 of capital commitment as of September 30, 2007, arising from equipment purchases for expanding production capacity. The Company intends to pay $6,211,304 in the remaining three months of 2007 using its surplus working capital. Management believes that it will not have a material adverse effect on the Company’s liquidity.

Cash flows:

(a) Operating activities

Net cash generated from operations during the nine months ended September 30, 2007 was $9,909,219, compared with $3,611,863 for the same period of 2006, an increase of $6,297,356, primarily due to the increased net income.

During the nine months ended September 30, 2007, the most important factor of the increased cash outflow of operation activities is increased accounts receivables, notes receivables, and inventories, for the same to the nine months ended September 30, 2006.

First, cash outflow increased at about $5,800,000 owing to increased accounts receivables, mainly due to increased sales in 2007 than in 2006. The credit terms on sale of goods between customers and the Company generally range from 3 - 4 months, which resulted in increased accounts receivable as sales increased. This is a normal capital circulation and the Company believes that it will not have a material adverse effect on future cash flows. Second, cash outflow increased at about $6,100,000 owing to increased notes receivable, mainly due to the Company having sufficient working capital, so having less notes receivable discounted during this period. Since the notes receivable were based on bank credit standing, they may turn into cash any time the Company elects. Therefore, the increase of notes receivable will not have a material adverse effect on the Company’s future operating activities. Third, increased inventories led to an increased cash outflow at about $3,500,000, mainly due to the Company’s intention to produce sufficient inventories to meet increasing demands in the fourth quarter of 2007, a peak time for the Company.

(b) Investing activities

The Company expended net cash of $9,710,860 in investment activities during the nine months ended September 30, 2007, and $4,655,210 during the same period of 2006.

Cash used in investment activities in 2007 increased by $5,055,650 or 108.6% compared to that in the nine months ended September 30, 2006, primarily due to payment for a large amount of equipment purchases during the nine months ended September 30, 2007 for production facilities expansion.

(c) Financing activities

During the nine months ended September 30, 2007, the Company expended net cash of $6,280,924 in financing activities, as compared to obtaining net cash of $6,491,517 through financing activities for the nine months ended September 30, 2006, a decrease of $12,772,441 or 196.8% as a result of following factors:

During the nine months ended September 30, 2007, the Company expended a decreased cash of $3,597,758 on bank loan repayment than that of the same period of 2006, primarily due to decreased comprehensive credit lines from banks to Henglong, one of the Company’s Joint-venture companies, resulting from mortgages insufficiency. The Company expects that the reduction of bank credit lines to Henglong will not have a material adverse effect on its liquidity, for the Company has adequate working capital as of September 30, 2007.

During the nine months ended September 30, 2007, the Company raised $1,145,500 of cash by issuing 108,121 shares of common stock to the institutional investor. During the same period of 2006, the Company raised $5,027,240 of cash by issuing 755,829 shares of common stock.

The Company’s joint ventures paid minority shareholders of Sino-foreign joint ventures more dividends in the nine months ended September 30, 2007 than in the same period of 2006.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2007 and 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual payment obligations and commitments as of September 30, 2007:

	Payment Obligations by Period
	2007(a)	2008	2009	2010	Thereafter	Total
Obligations for service agreements	$--	$110,000	$110,000	$110,000	$110,000	$440,000
Obligations for purchasing agreements	6,211,304	2,461,748	61,456	--	--	8,734,508
Total	$6,211,304	$2,571,748	$171,456	$110,000	$110,000	$9,174,508

(a) Remaining three months in 2007.

SUBSEQUENT EVENTS

None

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2006.

ITEM 4	CONTROLS AND PROCEDURES

(a)     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2007, the end of the period covered by this report, the Company’s chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of that period, based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that from October 1, 2006 to date, the disclosure controls and procedures were effective in ensuring that material information the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

For the nine months ended September 30, 2007, approximately 13.4% of the Company’s sales were to Brilliance China Automotive Holdings Limited, approximately 11.5% were to Beiqi Foton Motor Co., Ltd., approximately 16.8% were to Cherry Automobile Co., Ltd. and approximately 10.0% were to Zhejiang Geely Holding Co., Ltd., the Company’s four largest customers.  The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

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

The Company’s management controls approximately 82.2% of its outstanding common stock and may have conflicts of interest with its minority stockholders.

Members of the Company’s management beneficially own approximately 82.2% of the outstanding shares of the Company’s common stock.  As a result, these majority stockholders have control over decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders, which could result in the approval of transactions that might not maximize stockholders’ value.  Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock.  The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders.

There is a limited public float of the Company’s common stock, which can result in its stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock

There is a limited public float of the Company’s common stock.  Of the Company’s outstanding common stock, approximately 17.8% is considered part of the public float.  The term “public float” refers to shares freely and actively tradable on the NASDAQ SmallCap Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act.  As a result of the limited public float, the market price of the Company’s common stock can be volatile. This stock price volatility could prevent a stockholder seeking to sell Company common stock from being able to sell it at or above the price at which the stock was bought.

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

Sales of our common stock in the public market following the SEDA could lower the market price of our common stock.  Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all.  Of the 23,959,702 shares of common stock outstanding as of September 30, 2007, all such shares are, or will be, freely tradable without restriction, unless held by our “affiliates.”  Some of these shares may be resold under Rule 144.

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

If Cornell Capital Partners holds more than 9.9% of our then-outstanding common stock, we will be unable to obtain a cash advance under the SEDA.  A possibility exists that Cornell Capital Partners may own more than 9.9% of our outstanding common stock at a time when we would otherwise plan to request an advance under the SEDA.  In that event, if we are unable to obtain additional external funding, we could fail to achieve the corporate objectives that we had hoped to use the cash to achieve.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSION OF MATTES TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3(i).1	Certificate of Incorporation*
3(i).2	Certificate of Amendment of Certificate of Incorporation**
3(ii).1	By - laws***
10.1	Standby Equity Distribution Agreement dated March 20, 2006 between us and Cornell Capital Partners, LP****
10.2	Placement Agent Agreement dated March 20, 2006 between us and Newbridge Securities Corporation****
10.3	Registration Rights Agreement dated March 20, 2006 between us and Cornell Capital Partners, LP****
10.4	Securities Purchase Agreement dated March 20, 2006 between us and Cornell Capital Partners, LP****
10.5	Investor Registration Rights Agreement dated March 20, 2006 between us and Cornell Capital Partners, LP****
10.6	Warrant to purchase 86,806 shares of common stock at $14.40 per share, issued to Cornell Capital Partners, LP****
10.7	Warrant to purchase 69,444 shares of common stock at $18.00 per share, issued to Cornell Capital Partners, LP****
31.1	Rule 13a-14(a)/15d-14(a) Certification -Qizhou Wu*****
31.2	Rule 13a-14(a)/15d-14(a) Certification -Li Jie*****
32.1	Section 1350 Certification -Qizhou Wu*****
32.2	Section 1350 Certification - Li Jie*****

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: November 9, 2007	By:	/s/ QIZHOU WU
Qizhou Wu
Chief Executive Officer

Date: November 9, 2007	By:	/s/ JIE LI
Jie Li
Chief Financial Officer