Form 10-K
period 2007-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2008-03-25
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007
or

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

(Registrant’s Telephone Number, Including Area Code) (86) 716-8329196

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐

Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

 Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007, based upon the closing price of the common stock as reported on the NASDAQ Stock Market under the symbol “CAAS” on such date, was approximately $28,822,340.

23,959,702 shares of Common Stock outstanding as of February 27, 2008.

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

On or around March 5, 2003, the Company acquired all of the issued and outstanding equity interests of Great Genesis Holding Limited, “Genesis”, a corporation organized under the laws of the Hong Kong Special Administrative Region, China, by issuance of 20,914,250 shares of common stock to certain sellers. After the acquisition, the Company continued the operations of Genesis. Presently, Genesis owns interests in eight Sino-joint ventures, which manufacture power steering systems and/or related products for different segments of the automobile industry in China.

On May 19, 2003, the Company changed its name from Visions-In-Glass, Inc. to China Automotive Systems, Inc.

Effective September 5, 2007, Hanlin Chen, Qizhou Wu, Robert Tung, Haimian Cai, and William E. Thomson began serving their terms as members of the Company’s Board of Directors. The newly elected directors appointed Hanlin Chen as the chairman of the board, Qizhou Wu as the Chief Executive Officer of the Board of Directors, and Jie Li as Chief Financial Officer..

BUSINESS OVERVIEW

Unless the context indicates otherwise, the Company uses the terms “the Company”, “we”, “our” and “us” to refer to Genesis and China Automotive collectively on a consolidated basis. The Company is a holding company and has no significant business operations or assets other than its interest in Genesis. Through Genesis, the Company manufactures power steering systems and other component parts for automobiles. All operations are conducted through eight Sino-foreign joint ventures in China and a wholly owned subsidiary in U.S. Set forth below is an organizational chart as at December 31, 2007.

China Automotive Systems, Inc. [NASDAQ:CAAS]
	↓100%				↓100%
	Great Genesis Holdings Limited				Henglong USA Corporation
↓
↓44.5%	↓81%	↓70%	↓51%	↓75.9%	↓77.33%	↓85%	↓100.00%
Jingzhou Henglong Automotive Parts Co., Ltd.	Shashi Jiulong Power Steering Gears Co., Ltd.	Shenyang Jinbei Henglong Automotive Steering System Co., Ltd.	Zhejiang Henglong & Vie Pump-Manu Co., Ltd.	Universal Sensor Application, Inc.	Wuhu Henglong Automotive Steering System Co., Ltd.	Wuhan Jielong Electric Power Steering Co., Ltd	Jingzhou Hengsheng Automotive System Co., Ltd,

(“Henglong”)	(“Jiulong”)	(“Shenyang”)	("Zhejiang")	(“USAI”)	(“Wuhu”)	(“Jielong”)	(“Hengsheng”)

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

On April 12, 2005, Great Genesis entered into a Joint-venture agreement with Shanghai Hongxi Investment Inc., “Hongxi”, a company controlled by Mr. Hanlin Chen, the Company’s Chairman, and Sensor System Solution Inc., “Sensor”, to establish a joint venture, Universal Sensor Application Inc., “USAI”, in the Wuhan East Lake development zone to engage in production and sales of sensor modulars. The registered capital of the Joint-venture is $10 million. Great Genesis and Hongxi intended to invest $6 million and $1 million, respectively, including cash and land and building, which would account for 60% and 10% of the total registered capital, respectively. Sensor would invest $3 million in technology, accounting for 30% of the total registered capital. As of March 20, 2007, the three parties of USAI, Great Genesis, Hongxi, Sensor, entered into an agreement, which led to Sensor’s withdrawal from USAI and abandonment of all its rights and interests in USAI. The registered capital of the Joint-venture has changed to $1,800,000, with 75.9% owned by the Company, 24.1% owned by Hongxi. Since the withdrawal of intangible assets, another technology supplier is being sought.

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

The Company has business relations with more than sixty vehicle manufacturers, including FAW Group and Dongfeng Auto Group, two of the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd., the largest van manufacturers in China; Cherry Automobile Co., Ltd, the largest state owned car manufacturer in China, and Zhejiang Geely Automobile Co., Ltd., the largest private owned car manufacturer. In 2006 and 2007, the Company has supplied power steering pumps and power steering gears for the Sino-Foreign joint ventures established by General Motors (GM) and Volkswagen.

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

STRATEGIC PLAN

The Company’s short to medium term strategic plan is to focus on both domestic and international market expansion. To achieve this goal and higher profitability, the Company focuses on brand recognition, quality control, decreasing costs, research and development and strategic acquisitions. Set forth below are the Company’s programs:
• Brand Recognition. Under the Henglong and Jiulong brands, the Company offers four separate series of power steering sets and 310 models of power steering sets, steering columns, steering oil pumps and steering hoses.
• Quality Control. The Henglong and Jiulong manufacturing facilities passed the ISO/TS 16949 System Certification in January 2004, a well-recognized quality control system in the auto industry developed by TUVRheindland of Germany.
• Decrease Cost. By improving the Company’s production ability and enhancing equipment management, optimizing the process and products structure, perfecting the supplier system and cutting production cost, the Company’s goal is to achieve a more competitive profit margin.
• Research and Development. By partnering with Bishop Steering Technology Limited, Nanyang Ind. Co. Ltd. and Tsinghua University for the development of advanced steering systems, the Company’s objective is to gain increased market share in China.
• International Expansion. The Company has entered into agreements with several international vehicle manufacturers and auto parts modules suppliers and carried on preliminary negotiations regarding future development projects.
• Acquisitions. The Company is exploring opportunities to create long-term growth through new ventures or acquisitions of other auto component manufacturers. The Company will seek acquisition targets that fulfill the following criteria:·

•	companies that can be easily integrated into product manufacturing and corporate management;

•	companies that have strong joint venture partners that would become major customers; and

•	companies involved with power steering systems, oil pump or engine-cooling systems.

CUSTOMERS

The Company’s ten largest customers represent 74.0% of the Company’s total sales for the year ended December 31, 2007. The following table sets forth information regarding the Company’s ten largest customers.

Name of Major Customers	Percentage of Total Revenue in 2007
Chery Automobile Co., Ltd	16.4%
Brilliance China Automotive Holdings Limited	13.7%
Beiqi Foton Motor Co., Ltd.	11.5%
Zhejiang Geely Holding Co., Ltd	10.6%
Xi’an BYD Electric Car Co., Ltd	6.2%
Dongfeng Auto Group Co., Ltd	4.0%
China FAW Group Corporation	3.4%
Great Wall Motor Company Limited	3.0%
Shanxi Heavy Auto Co., Ltd	3.0%
Shenyang Zhongshun Auto Co., Ltd	2.2%
Total	74.0%

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

SALES AND MARKETING

The Company’s sales and marketing team has 104 sales persons, which are divided into an original equipment manufacturing, (OEM), team, a sales service team and a working group dedicated to international business. These sales and marketing teams provide a constant interface with the Company’s key customers. They are located in all major vehicle producing regions to more effectively represent the Company’s customers’ interests within the Company’s organization, to promote their programs and to coordinate their strategies with the goal of enhancing overall service and satisfaction. The Company’s ability to support its customers is further enhanced by its broad presence in terms of sales offices, manufacturing facilities, engineering technology centers and joint ventures.

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

EMPLOYEES AND FACILITIES

As of December 31, 2007, the Company employed approximately 2,322 persons, including approximately 1,583 by Henglong and Jiulong, approximately 278 by Shengyan, approximately 288 by Zhejiang, approximately 39 by USAI, approximately 128 by Wuhu, and approximately 6 for other companies.

As of December 31, 2007, each of Henglong and Jiulong, Shenyang, Zhejiang, Wuhu and Hengsheng has a manufacturing and administration area of 278,092 square meters, 35,354 square meters, 100,000 square meters, 83,700 square meters and 170,520 square meters, respectively.

Hubei Province, which is home to Dongfeng, one of the largest automakers in China, provides an ample supply of inexpensive but skilled labor to automotive-related industries. The annual production of the Company’s main product, power steering gears, was approximately 800,000 units and 1,070,000 units in 2006 and 2007 respectively. Although the production process continues to rely heavily on manual labor, the Company has invested substantially in high-level production machinery to improve capacity and production quality. Approximately $32.4 million was spent over the last three years on professional-grade equipment and workshops — approximately 80% of which has used in the production process as of December 31, 2007.

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

The Company’s purchases from its ten largest suppliers represent in the aggregate 29.6% of all components and raw materials it purchased for the year ended December 31, 2007, with only one supplier, Somic Automotive Components Co. Ltd., providing more than 10% of total purchases. It accounted for in the aggregate for 10.2% of all components and raw materials of the Company’s purchases.

The Company’s business would not be materially and adversely affected if it loses one or more of the suppliers such as Somic Automotive Components Co. Ltd. All components and raw materials are available from numerous sources. The Company has not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally does not carry inventories of these items in excess of what is reasonably required to meet its production and shipping schedules.

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

Henglong owns a Hubei Provincial-Level Technical Center, which is approved by the Hubei Economic Commission. The center has a staff of 134, including 13 senior engineers, 2 foreign experts and 100 engineers, primarily focused on steering system R&D, tests, production process improvement and new material and production methodology application.

In addition, the Company has partnered with Tsinghua University to establish a steering system research center, called Tsinghua Henglong Automobile Steering Research Institute, for the purposes of R&D and experimentation for Electronic Power Steering (EPS).

The Company believes that its engineering and technical expertise, together with its emphasis on continuing research and development, allow it to use the latest technologies, materials and processes to solve problems for its customers and to bring new, innovative products to market. The Company believes that continued research and development activities, including engineering, are critical to maintaining its pipeline of technologically advanced products. The Company has aggressively managed costs in other portions of its business in order to maintain its total expenditures for research and development activities, including engineering, at approximately $1,700,000, $1,100,000 and $1,000,000 for the years ended December 31, 2007, 2006 and 2005, respectively. In 2007, the sales of newly developed products accounted for about 7.8% of total sales.

COMPETITION

The automotive components industry is extremely competitive. Criteria for the Company’s customers include quality, price/cost competitiveness, system and product performance, reliability and timeliness of delivery, new product and technology development capability, excellence and flexibility in operations, degree of global and local presence, effectiveness of customer service and overall management capability. The power steering system market is fragmented in China, and the Company has seven major competitors. Of these competitors, two are Sino-foreign joint ventures while the other five are state-owned. Like many competitive industries, there is downward pressure on selling prices. For the year ended December 31, 2007, the selling price of the Company’s principal products was reduced by an average of 3.0% compared with 2006.

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

CHINESE AUTOMOBILE INDUSTRY

The Company is a supplier of automotive parts and all of its operations are located in China. An increase or decrease in output and sales of Chinese vehicles could result in an increase or decrease of the Company’s results of operations. According to the latest statistics from the China Association of Automobile Manufacturers, CAAM, in 2007, the output and sales volume of passenger vehicles has reached 6,381,000 and 6,298,000 units respectively, with an increase of 21.9% and 21.7% compared with last year. The output and sales volume of commercial vehicles has reached 2,501,000 and 2,494,000 units respectively with an increase of 22.2% and 22.3% over last year. Accordingly, the Company’s sales of steering gears and steering pumps for passenger vehicles in 2007 increased by 39.2% and 35.3% compared with the year 2006. The sales of steering gears for commercial vehicles in 2007 increased 42.3% compared with the year 2006.

The Company expects that in 2008, China’s automobile market will develop steadily.

CAAM predicted that in 2008, there will be healthy development for the Chinese auto market, and the output and sales of vehicles will increase by approximately 14.8%. Based on this prediction, management believes that the Company’s net sales in 2008 would increase by 20%-25% than 2007.

CHINESE ECONOMY

Management believes that the most important factor in understanding the Chinese automobile industry is the country’s rapid economic growth. Chinese economic growth maintained high levels in 2007. According to data from the State Statistical Bureau, Chinese economic growth reached 10.5% in 2007. Because of the growth of the Chinese economy and the increased income level of its residents, the investment by Chinese enterprises and consumption by Chinese residents will continue to increase rapidly in 2008.

Management believes that the continued investment and consumption growth will have a favorable effect on the sales of commercial vehicles and passenger vehicles.

HIGHWAY DEVELOPMENT

Management believes that the continuing development of the highway system will have a significant positive impact on the manufacture and sale of private automobiles. Statistics from the Ministry of Communications show that 116,000 kilometers of highway and 8,300 kilometers of expressway were developed in 2007. Total highways and expressways now amount to 3,573,000 kilometers and 53,600 kilometers, respectively.

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

ECONOMIC REFORM ISSUES

Although the Chinese Government owns the majority of productive assets in China, in the past several years the Government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there is no assurance that:

•	The Company will be able to capitalize on economic reforms;

•	The Chinese Government will continue its pursuit of economic reform policies;

•	The economic policies, even if pursued, will be successful;

•	Economic policies will not be significantly altered from time to time; and

•	Business operations in China will not become subject to the risk of nationalization.

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

ENVIRONMENTAL COMPLIANCE

We are subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. We have made and will continue to make capital and other expenditures to comply with environmental requirements, although such expenditures were not material during the past two years. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not be material

During 2007, the Company did not make any material capital expenditures relating to environmental compliance.

WEB SITE ACCESS TO SEC FILINGS

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) of the Securities Exchange Act of 1934.  The SEC maintains an Internet site that contains reports, proxy information and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that website is http://www.sec.gov.  The materials are also available at the SEC’s Public Reference Room, located at 100 F Street, Washington, D.C. 20549.  The public may obtain information through the public reference room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. You should carefully consider the risks described below, together with the information contained elsewhere in this prospectus, before you make a decision to invest in our company. Our business, financial conditions and results of operations could be materially and adversely affected by many risk factors.  Because of these risk factors, actual results might differ significantly from those projected in any forward-looking statements.  Factors that might cause such differences include, among others, the following:

Risks Related to our Business and Industry

Because we are a holding company with substantially all of our operations conducted through our subsidiaries, our performance will be affected by the performance of our subsidiaries.

We have no operations independent of those of Genesis and its subsidiaries, and our principal assets are our investments in Genesis and its subsidiaries.  As a result, we are dependent upon the performance of Genesis and its subsidiaries and will be subject to the financial, business and other factors affecting Genesis as well as general economic and financial conditions.  As substantially all of our operations are and will be conducted through our subsidiaries, we will be dependent on the cash flow of our subsidiaries to meet our obligations.

Because virtually all of our assets are and will be held by operating subsidiaries, the claims of our stockholders will be structurally subordinate to all existing and future liabilities and obligations, and trade payables of such subsidiaries.  In the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be available to satisfy the claims of our stockholders only after all of our and our subsidiaries’ liabilities and obligations have been paid in full.

The Senior Convertible Notes are unsecured obligations of us, but are not obligations of our subsidiaries. In addition, our secured commercial debt is senior to the Senior Convertible Notes.

With the automobile parts markets being highly competitive and many of our competitors having greater resources than we do, we may not be able to compete successfully.

The automobile parts industry is a highly competitive business. Criteria for our customers include:

•	Quality;

•	Price/cost competitiveness;

•	System and product performance;

•	Reliability and timeliness of delivery;

•	New product and technology development capability;

•	Excellence and flexibility in operations;

•	Degree of global and local presence;

•	Effectiveness of customer service; and

•	Overall management capability.

Our competitors include independent suppliers of parts, as well as suppliers formed by spin-offs from our customers, who are becoming more aggressive in selling parts to other vehicle manufacturers.  Depending on the particular product, the number of our competitors varies significantly.  Many of our competitors have substantially greater revenues and financial resources than we do, as well as stronger brand names, consumer recognition, business relationships with vehicle manufacturers, and geographic presence than we have.  We may not be able to compete favorably and increased competition may substantially harm our business, business prospects and results of operations.

Internationally, we face different market dynamics and competition.  We may not be as successful as our competitors in generating revenues in international markets due to the lack of recognition of our products or other factors.  Developing product recognition overseas is expensive and time-consuming and our international expansion efforts may be more costly and less profitable than we expect.  If we are not successful in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could materially harm our business, results of operations and profitability.

The cyclical nature of automotive production and sales could result in a reduction in automotive sales, which could adversely affect our business and results of operations.

Our business relies on automotive vehicle production and sales by our customers, which are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences and the price and availability of gasoline.  They also can be affected by labor relations issues, regulatory requirements, and other factors.  In addition, in the last two years, the price of automobiles in China has generally declined.  As a result, the volume of automotive production in China has fluctuated from year to year, which gives rise to fluctuations in the demand for our products.  Any significant economic decline that results in a reduction in automotive production and sales by our customers would have a material adverse effect on our results of operations. Moreover, if the prices of automobiles do not remain low, then demand for automobile parts could fall and result in lower revenues and profitability.

Increasing costs for manufactured components and raw materials may adversely affect our profitability.

We use a broad range of manufactured components and raw materials in our products, including castings, electronic components, finished sub-components, molded plastic parts, fabricated metal, aluminum and steel, and resins.  Because it may be difficult to pass increased prices for these items on to our customers, a significant increase in the prices of our components and materials could materially increase our operating costs and adversely affect our profit margins and profitability.

Pricing pressure by automobile manufacturers on their suppliers may adversely affect our business and results of operations.

Recently, pricing pressure from automobile manufacturers has been prevalent in the automotive parts industry in China.  Virtually all vehicle manufacturers seek price reductions each year, including requiring suppliers to pay a “3-R Guarantees” service charge for repair, replacement and refund in an amount equal to one percent of the total amount of parts supplied.  Although we have tried to reduce costs and resist price reductions, these reductions have impacted our sales and profit margins.  If we cannot offset continued price reductions through improved operating efficiencies and reduced expenditures, price reductions will have a material adverse effect on our results of operations.

Our business, revenues and profitability would be materially and adversely affected if we lose any of our large customers.

For the year ended December 31, 2007, approximately 16.4% of our sales were to Chery Automobile Co., Ltd, approximately 13.7% were to Brilliance China Automotive Holdings Limited, approximately 11.5% were to Beiqi Foton Motor Co., Ltd, and approximately 10.6% were to Zhejiang Geely Holding Co., Ltd, our four largest customers. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect our business.

We may be subject to product liability and warranty and recall claims, which may increase the costs of doing business and adversely affect our financial condition and liquidity.

We may be exposed to product liability and warranty claims if our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage.  We started to pay some of our customers’ increased after-sales service expenses due to consumer rights protection policies of “recall” issued by the Chinese Government in 2004, such as the recalling flawed vehicles policy.  Beginning in 2004, automobile manufacturers unilaterally required their suppliers to pay a “3-R Guarantees” service charge for repair, replacement and refund in an amount equal to one percent of the total amount of parts supplied.  Accordingly, we have experienced and will continue to experience higher after sales service expenses.  Product liability, warranty and recall costs may have a material adverse effect on our financial condition.

We are subject to environmental and safety regulations, which may increase our compliance costs and may adversely affect our results of operation.

We are subject to the requirements of environmental and occupational safety and health laws and regulations in China.  We cannot provide assurance that we have been or will be at all times in full compliance with all of these requirements, or that we will not incur material costs or liabilities in connection with these requirements.  Additionally, these regulations may change in a manner that could have a material adverse effect on our business, results of operations and financial condition.  The capital requirements and other expenditures that may be necessary to comply with environmental requirements could increase and become a material expense of doing business.

Non-performance by our suppliers may adversely affect our operations by delaying delivery or causing delivery failures, which may negatively affect demand, sales and profitability.

We purchase various types of equipment, raw materials and manufactured component parts from our suppliers.  We would be materially and adversely affected by the failure of our suppliers to perform as expected.  We could experience delivery delays or failures caused by production issues or delivery of non-conforming products if our suppliers failed to perform, and we also face these risks in the event any of our suppliers becomes insolvent or bankrupt.

Our business and growth may suffer if we fail to attract and retain key personnel.

Our ability to operate our business and implement our strategies effectively depends on the efforts of our executive officers and other key employees.  We depends on the continued contributions of our senior management and other key personnel.  Our future success also depends on our ability to identify, attract and retain highly skilled technical staff, particularly engineers and other employees with electronics expertise, and managerial, finance and marketing personnel.  We does not maintain a key person life insurance policy on Mr. Hanlin Chen or Mr. Qizhou Wu.  The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could substantially harm our business.

Our management controls approximately 80.17% of our outstanding common stock and may have conflicts of interest with our minority stockholders.

Members of our management beneficially own approximately 80.17% of the outstanding shares of our common stock.  As a result, these majority stockholders have control over decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders, which could result in the approval of transactions that might not maximize stockholders’ value.  Additionally, these stockholders control the election of members of our board, have the ability to appoint new members to our management team and control the outcome of matters submitted to a vote of the holders of our common stock.  The interests of these majority stockholders may at times conflict with the interests of our other stockholders. The Henglong Transaction would be a transaction involving us and a counterparty controlled by Mr. Hanlin Chen, our Chairman and controlling stockholder. We regularly engage in transactions with entities controlled by one of more of our officers and directors.

Covenants contained in the Securities Purchase Agreement and the Senior Convertible Notes restrict our operating flexibility.

There is a limited public float of our common stock, which can result in our stock price being volatile and prevent the realization of a profit on resale of our common stock or derivative securities.

There is a limited public float of our common stock.  Of our outstanding common stock, approximately 19.83% is considered part of the public float.  The term “public float” refers to shares freely and actively tradable on the NASDAQ Capital Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act.  As a result of the limited public float and the limited trading volume on some days, the market price of our common stock can be volatile, and relatively small changes in the demand for or supply of our common stock can have a disproportionate effect on the market price for our common stock. This stock price volatility could prevent a securityholder seeking to sell our common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

Provisions in our certificate of incorporation and bylaws and the General Corporation Law of Delaware may discourage a takeover attempt.

Provisions in our certificate of incorporation and bylaws and the General Corporation Law of Delaware, the state in which we are organized, could make it difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.  Provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it difficult for stockholders to effect certain corporate actions and possibly prevent transactions that would maximize stockholders’ value.

We do not pay cash dividends on our common stock.

We have never paid common stock cash dividends and do not anticipate doing so in the foreseeable future. In addition, the Securities Purchase Agreement prohibits us from paying cash dividends on common stock without the approval of the holders of the Senior Convertible Notes.

Risks Related to Doing Business in China and Other Countries Besides the United States

Because our operations are all located outside of the United States and are subject to Chinese laws, any change of Chinese laws may adversely affect our business.

All of our operations are outside the United States and in China, which exposes us to risks, such as exchange controls and currency restrictions, currency fluctuations and devaluations, changes in local economic conditions, changes in Chinese laws and regulations, exposure to possible expropriation or other Chinese government actions, and unsettled political conditions.  These factors may have a material adverse effect on our operations or on our business, results of operations and financial condition.

Our international expansion plans subject us to risks inherent in doing business internationally.

Our long-term business strategy relies on the expansion of our international sales outside China by targeting markets, such as the United States.  Risks affecting our international expansion include challenges caused by distance, language and cultural differences, conflicting and changing laws and regulations, foreign laws, international import and export legislation, trading and investment policies, foreign currency fluctuations, the burdens of complying with a wide variety of laws and regulations, protectionist laws and business practices that favor local businesses in some countries, foreign tax consequences, higher costs associated with doing business internationally, restrictions on the export or import of technology, difficulties in staffing and managing international operations, trade and tariff restrictions, and variations in tariffs, quotas, taxes and other market barriers.  These risks could harm our international expansion efforts, which could in turn materially and adversely affect our business, operating results and financial condition.

We face risks associated with currency exchange rate fluctuations; any adverse fluctuation may adversely affect our operating margins.

Although we are incorporated in the United States (Delaware), the majority of our current revenues are in Chinese currency.  Conducting business in currencies other than US dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results.  Fluctuations in the value of the US dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses.  Historically, we have not engaged in exchange rate hedging activities. Although we may implement hedging strategies to mitigate this risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise requirements, external costs to implement the strategy and potential accounting implications.

If relations between the United States and China worsen, our stock price may decrease and we may have difficulty accessing the U.S. capital markets.

At various times during recent years, the United States and China have had disagreements over political and economic issues.  Controversies may arise in the future between these two countries.  Any political or trade controversies between the United States and China could adversely affect the market price of our common stock and our ability to access US capital markets.

The Chinese Government could change its policies toward private enterprises, which could adversely affect our business.

Our business is subject to political and economic uncertainties in China and may be adversely affected by China’s political, economic and social developments.  Over the past several years, the Chinese Government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization.  The Chinese Government may not continue to pursue these policies or may alter them to our detriment from time to time.  Changes in policies, laws and regulations, or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business.  Nationalization or expropriation could result in the total loss of our investment in China.

The economic, political and social conditions in China could affect our business.

All of our business, assets and operations are located in China.  The economy of China differs from the economies of most developed countries in many respects, including government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources.  The economy of China has been transitioning from a planned economy to a more market-oriented economy.  Although the Chinese Government has implemented measures recently emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese Government.  In addition, the Chinese Government continues to play a significant role in regulating industry by imposing industrial policies.  It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  Therefore, the Chinese Government’s involvement in the economy could adversely affect our business operations, results of operations and/or financial condition.

The Chinese Government’s macroeconomic policies could have a negative effect on our business and results of operations.

The Chinese Government has implemented various measures from time to time to control the rate of economic growth.  Some of these measures benefit the overall economy of China, but may have a negative effect on us.

Government control of currency conversion and future movements in exchange rates may adversely affect our operations and financial results.

We receive substantially all of our revenues in Renminbi, the currency of China.  A portion of such revenues will be converted into other currencies to meet our foreign currency obligations.  Foreign exchange transactions under our capital account, including principal payments in respect of foreign currency-denominated obligations, continue to be subject to significant foreign exchange controls and require the approval of the State Administration of Foreign Exchange in China.  These limitations could affect our ability to obtain foreign exchange through debt or equity financing, or to obtain foreign exchange for capital expenditures.

The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi into foreign currency.  Although the exchange rate of the Renminbi to the US dollar has been stable since January 1, 1994, and the Chinese Government has stated its intention to maintain the stability of the value of Renminbi, there can be no assurance that exchange rates will remain stable.  The Renminbi could devalue against the US dollar.  Our financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which our earnings and obligations are denominated.  In particular, a devaluation of the Renminbi is likely to increase the portion of our cash flow required to satisfy our foreign currency-denominated obligations.

Because the Chinese legal system is not fully developed, our and securityholders’ legal protections may be limited.

The Chinese legal system is based on written statutes and their interpretation by the Supreme People’s Court. Although the Chinese government introduced new laws and regulations to modernize its business, securities and tax systems on January 1, 1994, China does not yet possess a comprehensive body of business law.  Because Chinese laws and regulations are relatively new, interpretation, implementation and enforcement of these laws and regulations involve uncertainties and inconsistencies and it may be difficult to enforce contracts.  In addition, as the Chinese legal system develops, changes in such laws and regulations, their interpretation or their enforcement may have a material adverse effect on our business operations.  Moreover, interpretative case law does not have the same precedential value in China as in the United States, so legal compliance in China may be more difficult or expensive.

It may be difficult to serve us with legal process or enforce judgments against our management or us.

All of our assets are located in China and [three] of our directors and officers are non-residents of the United States, and all or substantial portions of the assets of such non-residents are located outside the United States.  As a result, it may not be possible to effect service of process within the United States upon such persons to originate an action in the United States.  Moreover, there is uncertainty that the courts of China would enforce judgments of U.S. courts against us, our directors or officers based on the civil liability provisions of the securities laws of the United States or any state, or an original action brought in China based upon the securities laws of the United States or any state.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company’s headquarters are located at No. 1 Henglong Road, Yu Qiao Development Zone Shashi District, Jing Zhou City Hubei Province, PRC. Set forth below are the manufacturing facilities operated by each joint venture. The Company has forty to fifty years long-term rights to use the buildings and machinery and equipment.

Name of Entity	Product	Total Area (M2)	Building Area (M2)	Original Cost of Equipment	Site
Henglong	Automotive Parts	225,221	20,226	$24,195,680	Jingzhou City, Hubei Province
		13,393	13,707	—	Wuhan City, Hubei Province

Jiulong	Power Steering Gears	39,478	23,728	13,314,368	Jingzhou City, Hubei Province

Shenyang	Automotive Steering Gears	35,354	5,625	3,445,590	Shenyang City, Liaoning Province

Zhejiang	Steering Pumps	100,000	32,000	5,457,287	Zhuji City, Zhejiang Province

USAI	Sensor Modular	—	—	610,342	Wuhan City, Hubei Province

Wuhu	Automotive Steering Gears	83,700	12,600	989,513	Wuhu City, Anhue Province

Jielong	Electric Power Steering	—	—	51,682	Wuhan City, Hubei Province

Hengsheng	Automotive Steering Gears	170,520	26,000	—	Jingzhou City, Hubei Province
Total		667,666	133,886	$48,064,462

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 5 2007, we held a shareholder meeting at which the shareholders elected 5 directors and approved the engagement of Schwartz Levitsky Feldman LLP as independent auditor.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) MARKET PRICES OF COMMON STOCK

The Company’s common stock has been traded on the NASDAQ Small Cap market under the symbol “CAAS”. The high and low bid intra-day prices of the common stock in 2007 and 2006 were reported on NASDAQ for the time periods indicated on the table below. Accordingly, the table below contains the high and low bid closing prices of the common stock as reported on the NASDAQ for the time periods indicated.

	Price Range
	2007		2006
	High	Low	High	Low
First Quarter	$11.97	$7.83	$14.04	$6.57
Second Quarter	8.90	7.00	11.19	6.41
Third Quarter	8.76	6.19	8.14	6.52
Fourth Quarter	$9.39	$6.40	$12.49	$6.68

(b) STOCKHOLDERS

The Company’s common shares are issued in registered form. Securities Transfer Corporation in Frisco, Texas is the registrar and transfer agent for the Company’s common stock. As of February 27, 2008, there were 23,959,702 shares of the Company’s common stock outstanding and the Company had approximately 76 stockholders of record.

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

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The securities authorized for issuance under equity compensation plans at December 31, 2007 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,200,000	$6.57	2,110,000

The stock option plan was approved in the 2004 Annual Meeting of Stockholders, and the maximum common shares for issuance under this plan are 2,200,000 with a term of 10 years.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

GENERAL OVERVIEW:

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company”. The Company, through its Sino-foreign joint ventures, engages in the manufacture and sales of automotive systems and components in the People’s Republic of China, the “PRC” or “China”, as described below.

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

  The Company owns the following aggregate net interests in eight Sino-foreign joint ventures organized in the PRC as of December 31, 2007 and 2006.

	Percentage Interest
Name of Entity	2007	2006
Jingzhou Henglong Automotive Parts Co., Ltd. ("Henglong")	44.50%	44.50%
Shashi Jiulong Power Steering Gears Co., Ltd. ("Jiulong")	81.00%	81.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd. ("Shenyang")	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd. ("Zhejiang")	51.00%	51.00%
Universal Sensor Application Inc.(“USAI”)	75.90%	60.00%
Wuhan Jielong Electric Power Steering Co., Ltd. (“Jielong”)	85.00%	85.00%
Wuhu HengLong Auto Steering System Co., Ltd. (“Wuhu”)	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	—

Jiulong and Henglong were formed in 1993 and 1997 respectively, and they are mainly engaged in the production of integral power steering gear and rack and pinion power steering gear for light and heavy-duty vehicles and cars. Shenyang and Zhejiang were established in 2002 for the production of power steering parts and power steering pumps, respectively. USAI was established in 2005 and mainly engaged in the production and sales of sensors. Jielong and Wuhu were established in 2006, and they are mainly engaged in the production of rack and pinion power steering gear for cars and light vehicles and electric power steering, or “EPS”. During 2006, USAI has entered into small batch production, Jielong and Wuhu were in the technology and production preparation stage.

On March 7, 2007, Great Genesis established a wholly-owned subsidiary, Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”, to engage in production and sales of automotive steering systems. The registered capital of Hengsheng is $10,000,000. Presently, Hengsheng is in the start up stage, and is primarily engaged in preparation of technology and production.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage on net sales		Change in percentage
	Year Ended December 31		Year Ended December 31
	2007	2006	2006 to 2007
Net sales	100.00%	100.00%	39.5%
Cost of sales	66.1	65.6	40.4
Gross profit	33.9	34.4	37.7
Gain on other sales	0.4	0.3	98.5
Less: operating expenses
Selling expenses	7.2	8.1	24.5
General and administrative expenses	6.8	8.2	15.6
R & D expenses	1.2	1.1	56.3
Depreciation and amortization	3.2	3.9	12.4
Total operating expenses	18.4	21.3	20.5
Operating income	15.9	13.3	66.6
Other income	0.0	0.1	(59.2)
Financial expenses	(0.4)	(0.9)	(31.9)
Income before income tax	15.5	12.6	72.4
Income tax	1.7	1.7	33.7
Income before minority interests	13.9	10.8	78.7
Minority interests	7.2	5.8	73.9
Net income	6.6%	5.0%	84.1%

RESULTS OF OPERATIONS: 2007 VERSUS 2006

NET SALES

The increase in net product sales of the Company is summarized as follows:

	Years Ended December 31
	2007	2006	Increase (Decrease)	Percentage
Steering gear for commercial vehicles	$35,774,012	$25,135,726	$10,638,286	42.30%
Steering gear for passenger vehicles	83,895,652	60,248,178	23,647,474	39.3
Steering pumps	13,828,252	10,221,478	3,606,774	35.3
Sensor modular	99,087	161,057	(61,970)	(38.5)
Total	$133,597,003	$95,766,439	$37,830,564	39.5%

For the year ended December 31, 2007, net product sales were $133,597,003, as compared to $95,766,439 for the year ended December 31, 2006, an increase of $37,830,564 or 39.5%. The increase in net sales in 2007 as compared to 2006 was a result of several factors.

(1) Increases in the income of Chinese residents and the growth of consumption led to an increase in the sales of passenger vehicles and the increase in the Company’s sales of steering gear and pumps was due to these factors. During 2007, the output and sales volume of passenger vehicles in China have reached 6,381,000 and 6,298,000 units respectively, with an increase of 21.9% and 21.7% compared with last year. As a result, sales of steering gear and pumps for domestic passenger vehicles for the year ended December 31, 2007 increased 39.3% and 35.3% over the year of 2006, respectively.

(2) Increased national economic investments in China led to an increase in sales of commercial vehicles, and the increase in the Company’s sales of steering gear and pumps for commercial vehicles was due to this factor. The output and sales volume of commercial vehicles have reached 2,501,000 and 2,494,000 units respectively with an increase of 22.2% and 22.3% over last year. For the year ended December 31, 2007, sales of steering gears and accessories for commercial vehicles increased by 42.3% as compared to the year of 2006.

(3) Through technological improvement to the Company’s production lines, the technological contents in, and production efficiency, of the Company’s products were raised, thus satisfying market needs.

GAIN ON OTHER SALES

Gain on other sales consisted of net amount retained from sales of materials and other assets. For the year ended December 31, 2007, gain on other sales were $554,150, as compared to $279,216 for the year ended December 31, 2006, an increase of $274,934 or 98.5%, due to increased sales of materials.

GROSS PROFIT FROM PRODUCT SALES

For the year ended December 31, 2007, the gross profit was $45,323,048, as compared to $32,909,814 for the year ended December 31, 2006, an increase of $12,413,234 or 37.7%, as a result of following factors:

1.  Increased product sales: In the domestic passenger vehicles and commercial vehicles markets, the output and sales in 2007 greatly increased as compared to 2006 as a result of rapid and steady growth in consumption demand and government investment. Accordingly, the Company’s sales of steering parts of 2007 increased by 39.5% as compared with the corresponding period in 2006. Increased product sales contributed $13,070,206, or 39.7%, to the increase in gross profit.

2. Lower price. The year 2007 was still a “low price” year for the Chinese auto industry with an average price reduction of 5.7% during that period, and low prices have become the norm for many automobile manufacturers. To expand its market share, the Company also reduced the prices of its principal products by 3.0% on average in 2007. Lower prices led a decreased gross profit of $3,137,819 or 9.5% in 2007.

3. Costs of goods sold: The advanced production equipment, which the Company acquired recently, has achieved the expected positive effects. In 2007, manufacturing efficiency was improved, and cost control over the production process was enhanced. The effect of cost reductions increased the Company’s gross profit by $2,480,848 or 7.5% for the year ended December 31, 2007.

In 2007, the overall gross margin decreased to 33.9% from 34.4% in 2006 because the decline in selling price was higher than the cost reductions.

SELLING EXPENSES

For the years ended December 31, 2007 and 2006, selling expenses are summarized as follows:

	Years Ended December 31
	2007	2006	Increase (Decrease)	Percentage
Salaries and wages	$1,516,436	$1,489,699	$26,737	1.8%
Supplies expense	76,448	34,062	42,386	124.4
Travel expense	328,095	302,052	26,043	8.6
Transportation expense	1,868,245	1,495,765	372,480	24.9
After sales service expense	5,251,382	3,770,432	1,480,950	39.3
Rent expense	265,908	230,240	35,668	15.5
Office expense	114,105	103,172	10,933	10.6
Advertising expense	14,168	30,297	(16,129)	(53.2)
Business entertainment expense	222,200	230,939	(8,739)	(3.8)
Insurance expense	15,431	5,618	9,813	174.7
Other expense	2,058	79,792	(77,734)	(97.4)
Total	$9,674,476	$7,772,068	$1,902,408	24.5%

Selling expenses were $9,674,476 for the year ended December 31, 2007, as compared to $ 7,772,068 for 2006, an increase of $1,902,408, or 24.5%. Significant expense items that increased by more than $100,000 in 2007 as compared to 2006 were transportation expense and after sales service expense..

The increase in transportation expense was due to increased sales and a rise in the price of oil, which led to increases in domestic transportation prices.

After sales service expense for the year ended December 31, 2007 increased by $1,480,950, or 39.3%, as compared with last year, mainly due to the increased product sales.

GENERAL AND ADMINISTRATIVE EXPENSES

For the years ended December 31, 2007 and 2006, general and administrative expenses are summarized as follows:

	Years Ended December 31
	2007	2006	Increase (Decrease)	Percentage
Salaries and wages	$3,921,572	$2,788,494	$1,133,078	40.6%
Travel expenses	491,422	316,565	174,857	55.2
Office expenses	473,796	379,345	94,451	24.9
Supplies expenses	609,895	232,853	377,042	161.9
Repairs expenses	564,284	226,779	337,505	148.8
Business entertainment expenses	206,677	142,496	64,181	45.0
Labor insurance expenses	1,017,072	761,971	255,101	33.5
Labor union dues expenses	65,200	33,360	31,840	95.4
Board of directors expense	63,677	100,476	(36,799)	(36.6)
Taxes	476,765	453,337	23,428	5.2
Provision for bad debts	(649,512)	995,440	(1,644,952)	(165.2)
Impairment of inventories	—	(1,520)	1,520	(100.0)
Training expenses	128,032	43,498	84,534	194.3
Listing expenses	1,203,104	875,103	328,001	37.5
Others expenses	454,733	461,990	(7,257)	(1.6)
Total	$9,026,717	$7,810,187	$1,216,530	15.6%

General and administrative expenses were $9,026,717for the year ended December 31, 2007, as compared to $7,810,187 for the year ended December 31, 2006, an increase of $1,216,530 or 15.6%.

The expense items that increased more than $100,000 in 2007 as compared to 2006 were salaries and wages, travel expenses, supplies expense, repair expenses, labor insurance expenses and listing expenses. Significant expense items that decreased more than $100,000 in 2007 were provision for bad debts. Listing expenses consisted of the costs associated with legal, accounting and auditing fees for operating a public company.

The increase in salaries and wages expense was due to bonuses paid to management for their exceeding the business target of 2007.

The increase in travel expenses was due to the trips between U.S. and China by management and technical personnel for the newly built U.S. subsidiary company.

The increase in supplies expenses was attributable to additional management organization and staff due to expanded business, and corresponding increases in supplies.

The increase in repairs expense was due to a significant repair in administration area and equipment in 2007 in anticipation of the ten years’ anniversary ceremony of Henglong, one of the Company’s Joint ventures.

The increase in labor insurance expenses was attributable to additional employees with the expansion of business.

The increase in listing expenses was due to increased costs associated with auditing, legal and consulting fees for operating a public company, as a result of expanded business.

There was a material decrease in the provision for doubtful accounts.  The Company grants credit to its customers, generally on an open account basis. Credit terms, based on each customer’s historical credit standing, is three to four months. In normal circumstances, the Company does not record any provision for doubtful accounts for those accounts receivable amounts which were in credit. For those receivables in excess of credit terms, a provision has been recorded accordingly. In 2007, the Company further tightened its credit control, leading to a decreased over-due accounts receivables balance, thus recovered part of the provision for doubtful accounts recorded in prior years.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $1,666,274 for the year ended December 31, 2007, as compared to $1,066,050 for the year ended December 31, 2006, an increase of $600,224 or 56.3%, as a result of additional R&D expenses on development of steering gears and sensor modulars for domestic automotive manufacturers.

DEPRECIATION AND AMORTIZATION EXPENSE

For the year ended December 31, 2007, depreciation and amortization expenses excluded from that recorded under cost of sales were $4,243,930, as compared to $3,776,003 for the year ended December 31, 2006, an increase of $467,927, or 12.4%, as a result of the Company’s increasing its fixed assets.

INCOME FROM OPERATIONS

Income from operations was $21,265,801 for the year ended December 31, 2007, as compared to $12,764,722 for the year ended December 31, 2006, an increase of $8,501,079or 66.6%, mainly consisting of an increase of $274,934 or 98.5% from net sales from materials and others; an increase of $12,413,234, or 37.7%, from gross profit, and a decrease of operating profit of $4,187,089 or 20.5%, as a result of increased running expenses.

OTHER INCOME

Other income was $38,462 for the year ended December 31, 2007, as compared to $94,257 for the year ended December 31, 2006, a decrease of $55,795 or 59.2%, primarily as a result of decreased government subsidies.

Interest subsidies mean the refunds by the Chinese Government of interest charged by banks to companies which are entitled to such subsidies. This kind of subsidies applies only to loan interest related to production facilities expansion. During 2004 and 2005, the Company had used this special loan to improve technologically its production line in order to enlarge capability and enhance quality. The expansion project was completed and new facilities were put into use at the end of 2005 and 2006 respectively.

During 2006 and 2007, the experts sent by the Chinese Government reviewed and assessed the actual usage of technologically improved production facilities on site in order to confirm whether the improvement has achieved its expected goal of production expansion and quality enhancement. Whether or not a company can receive interest subsidies from the Chinese Government depends on the company’s achieving the two goals set forth above after the technological improvement.

FINANCIAL EXPENSES

Financial expenses were $566,986 for the year ended December 31, 2007, as compared to $832,844 for the year ended December 31, 2006, a decrease of $265,858, or 31.9%, primarily as a result of a decrease in note discounting expenses and interest on bank loan. During 2006 and 2007, the Company raised funds from stock issuances, which led to a reduction in cash funded from note discounting and bank loans.

INCOME BEFORE INCOME TAXES

Income before income taxes was $20,737,277 for the year ended December 31, 2007, as compared to $12,026,135 for the year ended December 31, 2006, an increase of $8,711,142 or 72.4%, consisting of increased income from operations of $8,501,079 or 66.6%, decreased other income of $55,795, or 59.2%, and decreased finance expenses of $265,858, or 31.9%.

INCOME TAXES

Income tax expense was $2,231,032 for the year ended December 31, 2007, as compared to $1,669,081 for the year ended December 31, 2006, an increase of $561,951, or 33.7%, mainly because of:

1. Increased income before income taxes resulted in increased income tax of $2,178,603.

2. The Company has received an income tax refund of $2,085,180 for domestic equipment purchased during the year ended December 31, 2007, as compared to $928,108 for the year of 2006, leading to a improvement of income tax of $1,157,072.

3. One of the Company’s Sino-foreign joint ventures, Jiulong, enjoyed its 50% state tax exemption up to December 31, 2006. During the year ended December 31, 2007, Jiulong was subject to an income tax rate of 30%, that was increased from 15%. This increase in income tax rate led to an increased income tax of $855,930.

4. An increase in deferred income taxes assets led to a decreased income tax of $1,315,510.

INCOME BEFORE MINORITY INTEREST

Income before minority interest was $18,506,245 for the year ended December 31, 2007, as compared to $10,357,054 for the year ended December 31, 2006, an increase of $8,149,191, or 78.7%, consisting of increased income before income taxes of $8,711,142, or 72.4%, and a decrease of $561,951, or 33.7% due to increased income tax expenses.

MINORITY INTEREST

The Company recorded minority interests’ share in the earnings of the Sino-foreign joint ventures aggregating $9,646,339 for the year ended December 31, 2007, and compared to $5,545,350 for the year ended December 31, 2006, an increase of $4,100,989 or 73.9%.

The Company owns different equity interests in eight Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these eight Sino-foreign joint ventures were consolidated in the Company’s financial statements of December 31, 2007 and 2006. The Company records the minority interests' share in the earnings of the respective Sino-foreign joint ventures for each period.

In 2007, minority interest increased greatly as compared to 2006, primarily as income from Henglong, one of the Company’s joint ventures, which was owned 55.5% by minority interest holders increased greatly.

NET INCOME

Net income was $8,859,906 for the year ended December 31, 2007, as compared to $4,811,704 for the year ended December 31, 2006, an increase of $4,048,202, or 84.1%, consisting of increased income before minority interest of $8,149,191 or 78.7%, and an increased minority interest of $4,100,989 or 73.9%, which decreased net income.

LIQUIDITY AND CAPITAL RESOURCES:

Capital resources and use of cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and internally generated cash. As of December 31, 2007, the Company had cash and cash equivalents of $19,487,159, as compared to $27,418,500 as of December 31, 2006, a decrease of $7,931,341 or 28.9%.

The Company had working capital of $35,022,355 as of December 31, 2007, as compared to $29,136,373 as of December 31, 2006, an increase of $5,885,982, or 20.2%.

Financing activities:

For the Company’s bank loans and banker’s acceptance bill facilities, the Company’s banks require the Company to sign documents to repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, it can extend such one year facilities for another year.

The Company had bank loans maturing in less than one year of $13,972,603 and bankers’ acceptances of $15,018,571 as of December 31, 2007, including $683,995 which was not a part of the line of credit and fully secured by notes receivable.

The Company currently expects to be able to obtain similar bank loans and bankers’ acceptance bills in the future if it can provide adequate mortgage security following the termination of the above mentioned agreements (See the table in (a) Bank loans). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation of the collateral, the value of the collaterals securing the above-mentioned bank loans and banker's acceptance bill will be devalued by approximately $2,859,090. If the Company wishes to obtain the same amount of bank loans and banker's acceptance bills on the expiry day of the above mentioned agreements (See the table in (a) Bank loans), we will have to provide $2,859,090 additional collateral. The Company will obtain a reduced line of credit, if it cannot provide additional collaterals. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity. As of December 31, 2007, the Company has adequate working capital.

(a) Bank loans

As of December 31, 2007, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Due Date	Amount available	Amount borrowed
Comprehensive credit facilities	Bank of China	Nov-08	$6,986,301	$4,779,095
Comprehensive credit facilities	Bank of China	Sep-08	$1,095,890	$284,931
Comprehensive credit facilities	China Construction Bank	May-08	6,849,315	4,072,603
Comprehensive credit facilities	China Construction Bank	Jun-08	2,054,795	2,054,795
Comprehensive credit facilities	CITIC Industrial Bank	Apr-08	3,835,616	3,698,630
Comprehensive credit facilities	Shanghai Pudong Development Bank	Sep-08	6,164,384	4,999,452
Comprehensive credit facilities	Jingzhou Commercial Bank	Sep-08	10,958,904	5,736,164
Comprehensive credit facilities	Industrial and Commercial Bank of China	Apr-08	1,994,522	901,234
Comprehensive credit facilities	Bank of Communications Co., Ltd	Jul-08	2,739,726	1,095,890
Comprehensive credit facilities	China Merchants Bank Co. Ltd	Dec-07	2,054,795	620,685
Total			$44,734,248	$28,243,479

The Company may request the banks to issue notes payable or bank loans within its credit line using a 364-day revolving line.

The Company refinanced its short-term debt during early 2007 at annual interest rates of 6.12% to 7.72%, and for terms of six to twelve months. Pursuant to the refinancing arrangement, the Company pledged $12,500,521 of equipment, $3,837,836 of land use rights and $3,034,945 of buildings as security for its comprehensive credit facility with Bank of China; pledged $2,795,411 of land use rights and $3,981,113 of buildings as security for its comprehensive credit facility with CITIC Industrial Bank; pledged $1,639,342 of land use rights and $7,112,315 of buildings as security for its comprehensive credit facility with Shanghai Pudong Development Bank; pledged notes receivable at equivalent amount to credit line as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; pledged $1,475,250 of land use rights and $996,655 of buildings as security for its comprehensive credit facility with Industrial and Commercial Bank of China; and pledged $9,752,970 of land use rights and $4,266,716 of buildings as security for its comprehensive credit facility with China Construction Bank. Wuhu and Zhejiang, two of the Company’s Joint-venture companies, entered into a comprehensive credit facility with Bank of Communication Co., Ltd and China Merchants Bank Co. Ltd, which was guaranteed by Jiulong and Henglong, the other Joint-venture company of the Company.

(b) Financing from investors:

On March 20, 2006, the Company entered into a Standby Equity Distribution Agreement with Yorkville Advisors, LLC, formerly known as Cornell Capital Partners, LP, for a total amount of $15 million. The Company has utilized $7,200,000 as of December 31, 2007. Under the agreement, Cornell Capital Partners, LP has committed to provide funding to be drawn down over a stated period at the Company’s discretion.

If the Company fails to obtain the same or similar terms for any debt or equity refinancing to meet its debt obligations, or if the Company fails to obtain extensions of the maturity dates of these obligations as they become due, its overall liquidity and capital resources will be adversely affected.

Cash Requirements:

The following table summarizes the Company’s expected cash outflows resulting from financial contracts and commitments. The Company has not included information on its recurring purchases of materials for use in its manufacturing operations. These amounts are generally consistent from year to year, closely reflecting the Company’s levels of production, and are not long-term in nature, which are less than three months.

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term bank loan	$13,972,603	$13,972,603	$—	$—	$—
Notes payable	15,018,571	15,018,571	—	—	—
Other contractual purchase commitments, including information technology	8,165,263	7,276,496	778,767	110,000	—
Total	$37,156,437	$36,267,670	$778,767	$110,000	$—

Short-term bank loans:

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of December 31, 2007:

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of payment	Amount Payable on Due Date
Bank of China	Working Capital	7-Mar-07	1	6.12%	Pay monthly	7-Mar-08	$684,932
Bank of China	Working Capital	14-Jun-07	1	6.57%	Pay monthly	14-Jun-08	1,369,863
Bank of China	Working Capital	29-Dec-07	1	7.47%	Pay monthly	29-Dec-08	684,932
CITIC Industrial Bank	Working Capital	17-Apr-07	1	6.39%	Pay monthly	17-Apr-08	958,904
CITIC Industrial Bank	Working Capital	27-Jun-06	1	6.57%	Pay monthly	27-Jun-08	2,739,726
China Construction Bank	Working Capital	29-May-07	1	6.57%	Pay monthly	29-May-08	1,369,863
China Construction Bank	Working Capital	30-Jul-07	1	6.84%	Pay monthly	30-Jul-08	1,369,863
China Construction Bank	Working Capital	23-Aug-07	0.9	7.72%	Pay monthly	31-Jul-08	2,054,794
Shanghai Pudong Development Bank	Working Capital	18-Oct-07	1	7.47%	Pay monthly	18-Oct-08	2,739,726
Total							$13,972,603

The Company must use the loans for the purpose described in the table. If the Company fails, it will be charged a penalty interest at 100% of the specified loan rate. The Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged a compounded interest at the specified rate. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of December 31, 2007, and will continue to comply with them.

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of December 31, 2007:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	8-Jan	$2,307,557
Working Capital	3-6	8-Feb	2,173,562
Working Capital	3-6	8-Mar	1,416,438
Working Capital	3-6	8-Apr	3,867,123
Working Capital	3-6	8-May	2,130,959
Working Capital	3-6	8-Jun	3,122,932
Total			$15,018,571

The Company must use the loan for the purpose described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of December 31, 2007, and will continue to comply with them.

The Company had approximately $8,165,263 of capital commitment as of December 31, 2007, arising from equipment purchases for expanding production capacity. The Company intends to pay $7,276,496 in 2008 using its working capital. Management believes that it will not have a material adverse effect on the Company’s liquidity.

Cash flows:

(a) Operating activities

Net cash generated from operations during the year ended December 31, 2007 was $11,324,473, compared with $7,969,150 for the year of 2006, an increase of $3,355,323, primarily due to increased net income.

During the year ended December 31, 2007, the most important factor of the increased cash outflow of operation activities is increased accounts receivables, notes receivables, and inventories, the same as the year ended December 31, 2006.

First, cash outflow increased by about $5,200,000 owing to increased accounts receivables, mainly due to increased sales in 2007 than in 2006. The credit terms on sale of goods between customers and the Company generally range from 3 - 4 months, which resulted in increased accounts receivable as sales increased. This is a normal capital circulation and the Company believes that it will not have a material adverse effect on future cash flows. Second, cash outflow increased by about $14,500,000 owing to increased notes receivable, mainly due to the Company having sufficient working capital, thus having less notes receivable discounted during this period. Since the notes receivable were based on bank credit standing, they may turn into cash any time the Company elects. Therefore, the increase of notes receivable will not have a material adverse effect on the Company’s future operating activities. Third, increased inventories led to an increased cash outflow of about $3,500,000, mainly due to the Company’s intention to produce sufficient inventories to meet increasing demands in the first quarter of 2008.

(b) Investing activities

The Company expended net cash of $13,159,277 in investment activities during the year ended December 31, 2007, and $1,219,103 during the year of 2006.

Cash used in investment activities in 2007 significantly increased compared to the year of 2006, primarily due to payment of about $13,982,490 for equipment purchases and workshop construction during the year ended December 31, 2007 and for production facilities expansion to satisfy the market demand. In the year of 2006, we paid for about $7,378,910 on this.

At December 31, 2006, the balance of other receivables decreased to $970,000, primarily due to the Company’s receipt of other receivable of $5,700,000 during 2006, pursuant to prior agreement. In 2007, the Company received other receivable of approximately $480,000.

(c) Financing activities

During the year ended December 31, 2007, the Company expended net cash of $7,429,025 in financing activities. During the year of 2006, the Company obtained net cash of $7,470,971 through financing activities. The significantly increased net cash was as a result of following factors:

During the year ended December 31, 2007, the Company expended a decreased cash of $2,200,000 on bank loan than that of the year of 2006, primarily due to decreased comprehensive credit lines from banks to Henglong, one of the Company’s Joint-venture companies, resulting from the decrease in the value of the collateral due to its depreciation over time. The Company expects that the reduction of bank credit lines to Henglong will not have a material adverse effect on its liquidity, for the Company has adequate working capital as of December 31, 2007.

During the year ended December 31, 2007, the Company raised $1,145,500 of cash by issuing 108,121 shares of common stock to the institutional investors. During the year of 2006, the Company raised $10,373,740 of cash by issuing 1,239,175 shares of common stock, including 22,500 share option exercised by the independent directors .

The Company’s joint ventures paid more dividends to the minority shareholders of Sino-foreign joint ventures in the year ended December 31, 2007 than in the year of 2006. The amounts due to shareholders/directors were unsecured, interest-free and repayable on demand.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2006 and 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual payment obligations and commitments as of December 31, 2007:

	Payment Obligations by Period
	2008	2009	2010	2011	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$110,000	$110,000	$—	$440,000
Obligations for purchasing agreements	7,166,496	558,767	—	—	—	7,725,263
Total	$7,276,496	$668,767	$110,000	$110,000	$—	$8,165,263

SUBSEQUENT EVENTS

On February 15, 2008, pursuant to a previously announced Securities Purchase Agreement dated February 1, 2008, we issued to two institutional investors, for $35,000,000, Senior Convertible Notes with an original principal amount of $35,000,000 and common stock Warrants to purchase 1,317,865 shares of common stock. We received $17,500,000 cash and the investors deposited another $17,500,000 cash in escrow to be delivered to us upon the satisfaction or waiver of certain conditions. Of the $35,000,000, Lehman Brothers provided $30,000,000 and YA Global Investments, L.P., which is managed by Yorkville Advisors, LLC (formerly known as Cornell Capital Partners, LP), provided $5,000,000.

The Senior Convertible Notes are unsecured and are convertible into common stock at a conversion price of $8.8527 per share, subject to possible downward adjustments, including a semiannual reset (but the reset not to be below $7.0822 per share) based on our stock price. Subject to earlier redemption in circumstances that include default, failure to close the previously announced acquisition of a certain minority interest in our Jingzhou Henglong Automotive Parts Co. subsidiary, change of control, or extreme stock price levels, the Senior Convertible Notes will mature five years after the closing; the investors also have a direct redemption right on the second and third anniversaries of the closing. The Senior Convertible Notes are convertible at the holders' option; also, semiannually, we can force conversion of a portion of the Senior Convertible Notes if our stock price attains certain levels. The Senior Convertible Notes will bear interest at an annual rate increasing over time from 3% to 5%; if the Senior Convertible Notes are repaid or redeemed rather than being converted, we must make an additional make-whole payment which, together with interest already paid, will equate to gross interest of up to 13%.

The exercise price of the Warrants is $8.8527 per share, subject to possible downward adjustments based on a weighted-average antidilution formula. The Warrants will expire one year after the closing.

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

 RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has adopted SFAS No. 155 on its financial statements from the first quarter of 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in indicated situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose relevant subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company has adopted SFAS No. 156 on its Consolidated Financial Statements from the first quarter of 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. The provisions of this Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will be required to adopt the provisions of this statement as of January 1, 2008. T

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement enhances disclosure regarding the funded status of an employer’s defined benefit postretirement plan by (a) requiring companies to include the funding status in comprehensive income, (b) recognize transactions and events that affect the funded status in the financial statements in the year in which they occur, and (c) at a measurement date of the employer’s fiscal year-end. Statement No. 158 effective for fiscal years ending after December 15, 2008, and is not expected to apply to the Company.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair values. SFAS 159 is effective for fiscal years after November 15, 2007. The Company will be required to adopt the provisions of this statement as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 141R beginning in the first quarter of 2009. We are currently evaluating the impact of the implementation of SFAS No. 141(R) on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51." The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing additional accounting and reporting standards. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption of this statement is prohibited. By adopting SFAS No. 160, the noncontrolling interests will be reported as equity while the noncontrolling interests are reported in the mezzanine section between liabilities and equity currently.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

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

The Company grants credit to its customers for three to four months based on each customer’s current credit standing and financial data. The Company assesses allowance on an individual customer basis, under normal circumstances the Company does not record any provision for doubtful accounts for those accounts receivable amounts which were in credit terms. For those receivables out of credit terms, certain proportional provision, namely 25% to 100%, will be recorded based on respective overdue terms.
• Customers’ credit standing and financial condition

Deferred income taxes	Recoverability of deferred tax assets	We are required to estimate whether recoverability of our deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.
We use historical and projected future operating results, based upon approved business plans, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations.
• Tax law changes • Variances in future projected profitability, including by taxing entity

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

1.  Report of Independent Auditors

2.  Consolidated Balance Sheets as of December 31, 2007 and 2006

3.  Consolidated Statements of  Earnings and Comprehensive Income for the years ended December 31, 2007 and 2006

4.  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2007 and 2006

5.  Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007 and 2006

6.  Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006

7.  Notes to Consolidated Financial Statements.

(b) Selected quarterly financial data for the past two years appears in the following table:

	Quarterly Results of Operations
	First		Second		Third		Fourth
	2007	2006	2007	2006	2007	2006	2007	2006
Net Sales	$28,383,392	$20,964,452	$36,312,338	$24,747,912	$31,202,731	$22,399,673	$37,698,542	$27,654,402
Gross Profit	9,191,906	6,945,197	12,093,806	9,271,145	11,362,751	8,133,159	12,674,585	8,560,313
Operating Income	5,188,611	2,619,649	5,944,365	3,144,980	6,630,432	3,398,569	3,502,393	3,601,524
Net Income	1,643,101	1,094,398	2,455,154	751,636	2,574,418	1,532,123	2,187,233	1,433,547
Earnings Per Share	$0.07	$0.05	$0.10	$0.03	$0.11	$0.07	$0.09	$0.06

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

Management identified material weaknesses in the Company’s internal control over financial reporting for the twelve months ended December 31, 2006 in its 10K for 2006, including inadequate reclassification adjustments and inadequate presentation of other income and warranties.

Commencing October 1, 2006, the Company has taken remediation measures to improve its internal control and performed testing of those remediation measures to ensure improvement of its internal control. For example, the Company has provided its in-house accountants training of accounting policy to follow the provision of GAAP in order to ensure the financial reports are prepared under the provision of GAAP and has employed experienced accountants.

Management believes, based on testing performed, that the material weakness in the Company’s internal control over financial reporting had been remediated as of December 31, 2007.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, CORPORATE GOVERNANCE AND BOARD INDEPENDENCE .

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2007. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)
Hanlin Chen	50	Chairman of the Board

Qizhou Wu	43	Chief Executive Officer and Director

Jie Li	38	Chief Financial Officer

Tse, Yiu Wong Andy	37	Sr. VP

Shengbin Yu	54	Sr. VP

Shaobo Wang	45	Sr. VP

Daming Hu	49	Chief Accounting Officer

Robert Tung	51	Director

Dr. Haimian Cai	44	Director

William E. Thomson	66	Director

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

Qizhou Wu has served as the Chief Executive Officer since September 2007, Prior to that position he served as the Chief Operating Officer since March 2003. He was the Executive Vice General Manager of Jiulong from 1993 to 1999 and GM of Henglong from 1999 to 2002. Mr. Wu graduated from Tsinghua University in Beijing with a Masters degree in Automobile Engineering.

Jie Li has served as the Chief Financial Officer since September 2007, Prior to that position he served as the Corporate Secretary from December 2004. Prior to joining the Company in September 2003, Mr. Li was the Assistant President of Jingzhou Jiulong Industrial Inc from 1999 to 2003 and the general manger of Jingzhou Tianxin Investment Management Co. Ltd. from 2002 to 2003. Mr. Li has a Bachelor's degree from the University of Science and Technology of China. He also completed his graduate studies in economics and business management at the Hubei Administration Institute.

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

Shaobo Wang has served as Sr. VP of the Company and had overall charge of the technology since March 2003. He was the Vice-G.M. of Jiulong from 1993 to 2003. Mr. Wang graduated from Tsinghua University in Beijing with a bachelor degree in Automobile Engineering.

Daming Hu has served as the Chief Accounting Officer since September 2007 and had overall charge of the financial report. During March 2003 to August 2007, he served as Chief Financial Officer of the Company. Mr. Hu was the Finance Manager of Jiulong from 1996 to 1999 and Finance Manager of Heng Long from 1999 to 2002.　Mr. Hu graduated from Zhongnan University of Economics and Law as an accountant bachelor.

Robert Tung has been a Director of the Company since September 2003 and a member of the Company’s Audit, Compensation and Nominating Committees. Mr. Tung is currently the President of Multi-Media Communications, Inc., and Vice President of Herbal Blends International, LLC. Mr. Tung holds a M.S. in Chemical Engineering from the University of Virginia and B.S. degrees in Computer Science and Chemical Engineering from the University of Maryland and National Taiwan University, respectively. Since 2003, Mr. Tung has been actively developing the business in China. Currently, Mr. Tung is the China Operation General Manager of Ulamatic Inc., a leading North American automated equipment design house and manufacturer. In addition, Mr. Tung holds grand China sales representative position of TRI Products, Inc., a well known North American iron ores and scrap metals supplier

Haimian Cai has been a Director since September 2003 and a member of the Company’s Audit, Compensation and Nominating Committees. Dr. Cai is a technical specialist in the automotive industry. Prior to that, Dr.Cai was a staff engineer in ITT Automotive Inc. Dr. Cai has written more than fifteen technical papers and co-authored a technical book regarding the Powder Metallurgy industry for automotive application. Dr. Cai has more than ten patents including pending patents. Dr. Cai holds a B.S. Degree in Automotive Engineering from Tsinghua University and a M.S. and Ph. D. in manufacturing engineering from Worcester Polytechnic Institute.

William E. Thomson, CA, has been a Director of the Company since September 2003 and is a member of the Company’s Audit, Compensation and Nominating Committees. Mr. Thomson has been the president of Thomson Associates, Inc., a leading merchant banking and crisis management company, since 1978. Mr. Thomson’s current additional directorships include: Nasdaq - Atlast Pain & Injury Solutions, Inc. (Healthcare),Maxus Technology Inc. (eWaste Management Solutions); TSX-Venture Exchange - Open EC Technologies (Software); TSX-Score Media Inc. (Media); Private-ReWorks Inc. (Environmental/Agriculture), Electrical Contacts Ltd. (Electrical Contacts), Redpearl funding Corporation (IT Financing), Wright Environmental Management Inc. (Waste Management Solutions). YTW Growth Capital Management Corporation (CPC facilitation), Han Wind Energy (BVI) (Sustainable Energy), Summit Energy Management (Oil and Gas, Paradox Financial Solutions Inc. (Supply Chain Financing), Debt Freedom Canada Inc. (Financing), Confederazione degli Imprenditory Italianinel Mondo Canada - Confederation of Italian Entrepreneurs Worldwide Canada, Pure Med Spa (Aesthetics)

COMPENSATION FOR DIRECTORS AND OTHER MATTERS

Based on the number of the board of directors’ service years, workload and performance, we decide on their pay. The management believes that the pay for the members of the board of directors was appropriate as of December 31, 2007.

The compensation that directors received for serving on the Board of Directors for fiscal year 2007 was as follows:

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Haimian Cai	$34,000		$51,225	$-	$-	$-	$85,225
William E. Thomson	$35,500	-	$51,225	-	-	-	$86,725
Robert Tung	$34,000	-	$51,225	-	$-	$-	$85,225

In accordance with SFAS No. 123R, the cost of the above mentioned stock options and warrants issued to directors was measured on the grant date based on their fair value. The fair value is determined using the Black-Scholes option pricing model.

All other directors did not receive compensation for their service on the Board of Directors.

(c) AUDIT COMMITTEE AND INDEPENDENT DIRECTORS

 The Company has a standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act, as amended. The Audit Committee consists of the following individuals, all of whom the Company considers to be independent, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence: Robert Tung, Haimian Cai, and William Thomson. Mr. William Thomson is the Chairman of the Audit Committee. The Board has determined that Mr. William Thomson is the Audit Committee financial expert, as defined in Item 407(d)(5) of Regulation S-K, serving on the Company’s audit committee.

(d) COMPENSATION COMMITTEE

The Company has a standing Compensation Committee of the Board of Directors. The Compensation Committee is responsible for determining compensation for the Company’s executive officers. Three of the Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Robert Tung, Haimian Cai and William Thomson, serve on the Compensation Committee. Dr. Haimian Cai is the Chairman of the Compensation Committee.

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

(e) NOMINATING COMMITTEE

The Company has a standing Nominating Committee of the Board of Directors. Director candidates are nominated by the Nominating Committee. The Nominating Committee will consider candidates based upon their business and financial experience, personal characteristics, and expertise that are complementary to the background and experience of other Board members, willingness to devote the required amount of time to carry out the duties and responsibilities of Board membership, willingness to objectively appraise management performance, and any such other qualifications the Nominating Committee deems necessary to ascertain the candidates’ ability to serve on the Board. The Nominating Committee will not consider nominee recommendations from security holders, other than the recommendations received from a security holder or group of security holders that beneficially owned more than five (5) percent of the Company’s outstanding common stock for at least one year as of the date the recommendation is made. Three of the Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Robert Tung, William Thomson and Haimian Cai, serve on the Nominating Committee. Mr. Robert Tung is the Chairman of the Nominating Committee.

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

(g) FAMILY RELATIONSHIPS

 Mr. Hanlin Chen and Mr. Tse, Yiu Wong Andy are brothers-in-law.

(h) CODE OF ETHICS AND CONDUCT

The Board of Directors has adopted a Code of Ethics and Conduct which is applicable to all officers directors and employees. The Code of Ethics and Conduct is filed as an exhibit to this Form 10-K, which incorporates it by reference from the Form 10-KSB for year ended December 31, 2003

(i) SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table:

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non-qualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Hanlin Chen	2007	$116,667	$—		$—	$—	$—	$—	$116,667
(Chairman)	2006	$100,000	$—		$—	$—	$—	$—	$100,000
Qizhou Wu	2007	$86,667	$—		$—	$—	$—	$—	$86,667
(CEO)	2006	$80,000	$—		$—	$—	$—	$—	$80,000
Jie Li	2007	$35,000	$—		$—	$—	$—	$—	$35,000
(CFO)	2006	$15,000	$—		$—	$—	$—	$—	$15,000

Outstanding Equity Awards at Fiscal Year-End:

Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose of or direct the disposition of, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 23,959, 702 shares of common stock outstanding at February 27, 2008.

Name/Title	Total Number of Shares	Percentage Ownership
Hanlin Chen, Chairman (1)	15,291,972	63.82%
Qizhou Wu, CEO and President, Director, CEO	2,115,996	8.83%
Jie Li, CFO	2,247	0.01%
Li Ping Xie(2)	15,291,972	63.82%
Tse, Yiu Wong Andy, Sr. VP, Director	899,426	3.75%
Shaobo Wang, Sr. VP	416,104	1.74%
Shengbin Yu, Sr. VP	467,429	1.95%
Daming Hu CAO	—	—
Robert Tung, Director	7,500	0.03%
Dr. Haimian Cai, Director	7,500	0.03%
William E. Thomson, Director	—	—
All Directors and Executive Officers (10 persons)	19,208,174	80.17%

(1) Includes 2,011,425 shares of common stock beneficially owned by Mr. Chen’s wife, Ms. Xie.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For the information required by Item 13, please refer to Consolidated Financial Statements notes 3 and 23 “Certain Relationships And Related Transactions” and “Related Party Transactions” in the Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees for professional audit services rendered by Schwartz Levitsky Feldman LLP for the audit of the Company’s annual financial statements for the fiscal years 2007 and 2006 and 2005, and fees billed for other services provided by Schwartz Levitsky Feldman LLP for fiscal years 2007 and 2006. The Audit Committee has approved all of the following fees.

	Fiscal Year Ended
	2007	2006
Audit Fees	$280,000	$244,500
Audit-Related Fees(1)	-	19,715
Tax Fees (2)	8,000	7,000
Total Fees Paid	$288,000	$271,215

(1) Includes accounting and reporting consultations related to financing and internal control procedures.

(2) Includes fees for service related to tax compliance services, preparation and filing of tax returns and tax consulting services.

Audit Committee’s Pre-Approval Policy

During fiscal years ended December 31, 2007 and 2006 , the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Financial Statements/Schedules

1.   Report of Independent Auditors

2.  Consolidated Balance Sheets as of December 31, 2007 and 2006

3.  Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31, 2007 and 2006

4.  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2007 and 2006

5.  Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007 and 2006

6.  Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006

7.  Notes to Consolidated Financial Statements.

(b) EXHIBITS

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit Number	Description
3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123.)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002.)

10.1
Registration Rights Agreement dated March 20, 2006 between us and Cornell Capital Partners, LP (Incorporated by reference to the exhibit of the same number to our Form S-3 Registration Statement (File No. 333 - 133331) filed on April 17, 2006)

10.2
Investor Registration Rights Agreement dated March 20, 2006 between us and Cornell Capital Partners, LP. (Incorporated by reference to the exhibit of the same number to our Form S-3 Registration Statement (File No. 333 - 133331) filed on April 17, 2006)

10.3
Warrant to purchase 86,806 shares of common stock at $14.40 per share, issued to Cornell Capital Partners, LP. (Incorporated by reference to the exhibit of the same number to our Form S-3 Registration Statement (File No. 333 - 133331) filed on April 17, 2006 )

10.4
Warrant to purchase 69,444 shares of common stock at $18.00 per share, issued to Cornell Capital Partners, LP. (Incorporated by reference to the exhibit of the same number to our Form S-3 Registration Statement (File No. 333 - 133331) filed on April 17, 2006 )

10.5
Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Hongkong Great Genesis Group Co., Ltd. and Wuhu Chery Technology Co., Ltd. (Incorporated by reference to the exhibit 10.8 to the Company’s Form 10Q Quarterly Report on May 10, 2006 )

10.6	Securities Purchase Agreement dated February 1, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P.*

10.7	Escrow Agreement dated February 15, 2008 among us, U.S. Bank National Association, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P.*

10.8	Registration Rights Agreement dated February 15, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P.*

10.9
Senior Convertible Note (“Closing Note”) dated February 15, 2008 in the original principal amount of $8,571,429 issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited*

10.10
Senior Convertible Note (“Henglong Note”) dated February 15, 2008 in the original principal amount of $6,428,571 issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited*

10.11
Senior Convertible Note (“Escrow Note”) dated February 15, 2008 in the original principal amount of $15,000,000 issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited*

10.12
Closing Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited*

10.13
Escrow Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited*

10.14	Senior Convertible Note (“Closing Note”) dated February 15, 2008 in the original principal amount of $1,428,571 issued by us in favor of YA Global Investments, L.P.*

10.15	Senior Convertible Note (“Henglong Note”) dated February 15, 2008 in the original principal amount of $1,071,429 issued by us in favor of YA Global Investments, L.P.*

10.16	Senior Convertible Note (“Escrow Note”) dated February 15, 2008 in the original principal amount of $2,500,000 issued by us in favor of YA Global Investments, L.P.*

10.17	Closing Warrant to purchase 94,133 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by us in favor of YA Global Investments, L.P.*

10.18	Escrow Warrant to purchase 94,133 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by us in favor of YA Global Investments, L.P.*

14	Code of Ethics (incorporated by reference from the Form 10-KSB for the year ended December 31, 2003)

21	Schedule of Subsidiaries*

23	Consent of Schwartz Levitsky Feldman LLP., independent auditors*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

* Filed herewith

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: March 25, 2008	/s/ Qizhou Wu
Name: Qizhou Wu Title: CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 25, 2008	/s/ Hanlin Chen
Name: Hanlin Chen Title: Chairman

Dated: March 25, 2008	/s/ Qizhou Wu
Name: Qizhou Wu Title: CEO and President, Director

Dated: March 25, 2008	/s/ Jie Li
Name: Jie Li Title: CFO

Dated: March 25, 2008	/s/ Robert Tung
Name: Robert Tung Title: Director

Dated: March 25, 2008	/s/ Dr. Haimian Cai
Name: Dr. Haimian Cai Title: Director

Dated: March 25, 2008	/s/ William E. Thomson
Name: William E. Thomson Title: Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Automotive Systems, Inc.

We have audited the accompanying consolidated balance sheets of China Automotive Systems, Inc. as at December 31, 2007 and 2006 and the related consolidated statements of earnings and comprehensive income, cash flows and changes in stockholders’ equity for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the management of China Automotive Systems, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Automotive Systems, Inc. as of December 31, 2007 and 2006 and the results of its earnings and comprehensive income and its cash flows for the years ended December 31, 2007 and 2006 in conformity with generally accepted accounting principles in the United States of America.

Toronto, Ontario, Canada

March 24, 2008

/s/ Schwartz Levitsky Feldman LLP

Schwartz Levitsky Feldman LLP
Chartered Accountants
Licensed Public Accountants

China Automotive Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2007 and 2006

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$19,487,159	$27,418,500
Pledged cash deposits (note 4)	4,645,644	3,484,335
Accounts and notes receivable, net, including $1,869,480 and $1,770,933 from related parties at December 31, 2007 and 2006, net of an allowance for doubtful accounts of $3,827,838 and $4,086,218 at December 31, 2007 and 2006 (note 5)	82,022,643	57,234,383
Advance payments and others, including $55,323 and $487,333 to related parties at December 31, 2007 and 2006	922,578	837,014
Inventories (note 7)	20,193,286	15,464,571
Total current assets	$127,271,310	$104,438,803
Long-term Assets:
Property, plant and equipment, net (note 8)	$46,585,041	$40,848,046
Intangible assets, net (note 9)	589,713	3,140,548
Other receivables, net, including $638,826 and $738,510 from related parties at December 31, 2007 and 2006, net of an allowance for doubtful accounts of $652,484 and $898,203 at December 31, 2007 and 2006 (note 6)	888,697	966,715
Advance payment for property, plant and equipment, including $1,560,378 and $488,873 to related parties at December 31, 2007 and 2006	6,260,443	2,640,708
Long-term investments	73,973	73,718
Deferred income taxes assets	1,315,510	—
Total assets	$182,984,687	$152,108,538
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans (note 10)	$13,972,603	$15,384,615
Accounts and notes payable, including $1,134,817 and $640,405 to related parties at December 31, 2007 and 2006 (note 11)	47,530,383	37,647,913
Customer deposits	135,627	146,171
Accrued payroll and related costs	2,664,464	1,506,251
Accrued expenses and other payables (note 12)	14,938,055	11,078,186
Accrued pension costs (note 13)	3,622,729	3,266,867
Taxes payable (note 15)	9,080,493	5,914,362
Amounts due to shareholders/directors (note 14)	304,601	358,065
Total current liabilities	$92,248,955	$75,302,430
Long-term liabilities:
Advances payable (note 16)	334,600	313,151
Total liabilities	$92,583,555	$75,615,581
Minority interests (note 17)	$23,166,270	$23,112,667
Related Party Transactions (note 24)
Commitments and contingencies (note 25)
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares Issued and outstanding - None	$—	$—
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued and Outstanding - 23,959,702 shares and 23,851,581 shares at December 31, 2007 and 2006, respectively (note 18)	2,396	2,385
Additional paid-in capital (note 19)	30,125,951	28,651,959
Retained earnings-
Appropriated (note 20)	7,525,777	6,209,909
Unappropriated	23,591,275	16,047,237
Accumulated other comprehensive income	5,989,463	2,468,800
Total stockholders' equity	$67,234,862	$53,380,290
Total liabilities and stockholders' equity	$182,984,687	$152,108,538

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Earnings
Years Ended December 31, 2007 and 2006

	Years Ended December 31
	2007	2006
Net product sales, including $5,472,509 and $3,278,444 to related parties at Years Ended December 31, 2007 and 2006	$133,597,003	$95,766,439
Cost of product sold, including $5,472,595 and $2,850,283 purchased from related parties at Years Ended December 31, 2007 and 2006	88,273,955	62,856,625
Gross profit	$45,323,048	$32,909,814
Add: Gain on other sales	554,150	279,216
Less: Operating expenses
Selling expenses	9,674,476	7,772,068
General and administrative expenses	9,026,717	7,810,187
R&D expenses	1,666,274	1,066,050
Depreciation and amortization	4,243,930	3,776,003
Total Operating expenses	24,611,397	20,424,308
Income from operations	$21,265,801	$12,764,722
Add: Other income, net (note 21)	38,462	94,257
Financial (expenses)	(566,986)	(832,844)
Income before income taxes	20,737,277	12,026,135
Less: Income taxes (note 22)	2,231,032	1,669,081
Income before minority interests	18,506,245	10,357,054
Less: Minority interests	9,646,339	5,545,350
Net income	$8,859,906	$4,811,704
Net income per common share-
Basic and diluted	$0.37	$0.21
Weighted average number of common shares outstanding -
Basic	23,954,370	23,198,113
Diluted	23,958,705	23,210,675

 The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2007 and 2006

	Years Ended December 31
	2007	2006
Net income	$8,859,906	$4,811,704
Other comprehensive income:
Foreign currency translation gain	3,520,663	1,136,116
Comprehensive income	$12,380,569	$5,947,820

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2007 and 2006

						Accumulated
						Other
	Common Stock		Additional			Comprehensive
		Par	Paid-in	Retained Earnings		Income
	Shares	Value	Capital	Appropriated	Unappropriated	(Loss)	Total
Balance at January 1, 2006	22,574,543	$2,257	$18,146,722	$4,923,262	$12,522,180	$1,332,684	$36,927,105
Foreign currency translation gain		—	—	—	—	1,136,116	1,136,116
Sale of common stock	1,216,675	122	10,899,872	—	—	—	10,899,994
Exercise of stock options by independent directors	22,500	2	101,248	—	—	—	101,250
Cash paid for retaining fee, commissions and placement agent fee in connection with offering	—	—	(627,504)	—	—	—	(627,504)
Issuance of common stock related to financing services	37,863	4	449,996	—	—	—	450,000
Payment of financing services by issuance of common stock in accordance with Cornell Partners, LP	—	—	(450,000)	—	—	—	(450,000)
Issuance of a warrant to purchase common stock	—	—	832,639	—	—	—	832,639
Payment of commission and placement agent fee by issuance of common stock warrants in accordance with Cornell Partners, LP	—	—	(832,639)	—	—	—	(832,639)
Issuance of stock options to independent directors	—	—	131,625	—	—	—	131,625
Net income for the year ended December 31, 2006	—	—	—	—	4,811,704	—	4,811,704
Appropriation of retained earnings	—	—	—	1,286,647	(1,286,647)	—	—
Balance at December 31, 2006	23,851,581	$2,385	$28,651,959	$6,209,909	$16,047,237	$2,468,800	$53,380,290
Foreign currency translation gain	—	—	—	—	—	3,520,663	3,520,663
Sale of common stock	108,121	11	1,199,989	—	—	—	1,200,000
Cash paid for retaining fee, commissions and placement agent fee in connection with offering	—	—	(54,500)	—	—	—	(54,500)
Increase in connection with minority shareholders’ abandonment of all its right and interest in Joint-venture	—	—	174,828	—	—	—	174,828
Issuance of stock options to independent directors	—	—	153,675	—	—	—	153,675
Net income for the year ended December 31, 2007	—	—	—	—	8,859,906	—	8,859,906
Appropriation of retained earnings	—	—	—	1,315,868	(1,315,868)	—	—
Balance at December 31, 2007	23,959,702	$2,396	$30,125,951	$7,525,777	$23,591,275	$5,989,463	$67,234,862

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2007 and 2006

	Years Ended December 31
	2007	2006
Cash flows from operating activities:
Net income	$8,859,906	$4,811,704
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Minority interests	9,646,339	5,545,350
Stock-based compensation	153,675	131,625
Depreciation and amortization	7,349,546	6,476,214
Deferred income taxes	(1,315,510)	—
Allowance for doubtful accounts (Recovered)	(881,423)	995,440
Other operating adjustments	92,401	3,121
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged cash deposits	(981,519)	(2,194,003)
Accounts and notes receivable	(19,748,023)	(14,785,434)
Advance payments and other	41,648	219,491
Inventories	(3,454,479)	(2,534,133)
Increase (decrease) in:
Accounts and notes payable	7,120,821	4,932,755
Customer deposits	(20,924)	(17,355)
Accrued payroll and related costs	1,032,723	32,735
Accrued expenses and other payables	627,192	2,313,144
Accrued pension costs	128,136	498,345
Taxes payable	2,673,964	1,540,213
Advances payable	—	(62)
Net cash provided by operating activities	$11,324,473	$7,969,150
Cash flows from investing activities:
(Increase) decrease in other receivables	$481,042	$5,873,453
Cash received from equipment sales	629,918	461,280
Cash paid to acquire property, plant and equipment	(13,982,490)	(7,378,910)
Cash paid to acquire intangible assets	(287,747)	(174,926)
Net cash (used in) investing activities	$(13,159,277)	$(1,219,103)
Cash flows from financing activities:
Repayment of bank loans	$(2,182,860)	$-
Dividends paid to the minority interest holders of Joint-venture companies	(6,307,189)	(3,894,634)
Increase (decrease) in amounts due to shareholders/directors	(84,476)	(429,061)
Proceeds from issuance of common stock	1,145,500	10,373,740
Capital Contribution from the minority interest holders of Joint-venture companies	—	1,420,926
Net cash provided by (used in) financing activities	$(7,429,025)	$7,470,971
Cash and cash equivalents effected by foreign currency	$1,332,488	$822,538
Net change in cash and cash equivalents
Net increase (decrease) in cash and cash equivalents	$(7,931,341)	$15,043,556
Cash and cash equivalents, at the beginning of year	27,418,500	12,374,944
Cash and cash equivalents, at the end of year	$19,487,159	$27,418,500

The accompanying notes are an integral part of these consolidated financial statements

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2007 and 2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Years Ended December 31
	2007	2006
Cash paid for interest	$895,491	$834,406
Cash paid for income taxes	$1,970,544	$1,738,773

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Years Ended December 31
	2007	2006
Issuance of common shares for financing sevices	$—	$4
Financing services fee related to issuance of common shares	—	(4)
Increase in capital by minority shareholders of Joint-venture companies on a non-cash basis	—	921,785
Dividends payable to minority shareholders of Joint-venture companies being converted into capital	—	(921,785)
Decrease in minority interests as a result of minority shareholder’s withdrawal from Joint-venture.	(2,830,545)	—
Withdrawal of invested intangible assets by minority shareholder of Joint-venture	2,600,204	—
Increase in equity in connection with minority shareholder’s withdrawal from Joint-venture	$230,341	$—

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

1. Organization and Business

China Automotive Systems, Inc., “ China Automotive”, was incorporated in the State of Delaware on June 29, 1999 under the name Visions-In-Glass, Inc. China Automotive, including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company”. The Company is primarily engaged in the manufacture and sale of automotive systems and components, as described below.

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

  The Company owns the following aggregate net interests in eight Sino-foreign joint ventures organized in the PRC as of December 31, 2007 and 2006.

	Percentage Interest
Name of Entity	2007	2006
Jingzhou Henglong Automotive Parts Co., Ltd. ("Henglong")	44.50%	44.50%
Shashi Jiulong Power Steering Gears Co., Ltd. ("Jiulong")	81.00%	81.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd. ("Shenyang")	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd. ("Zhejiang")	51.00%	51.00%
Universal Sensor Application Inc. (“USAI”)	75.90%	60.00%
Wuhan Jielong Electric Power Steering Co., Ltd. (“Jielong”)	85.00%	85.00%
Wuhu HengLong Auto Steering System Co., Ltd. (“Wuhu”)	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	—

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

On April 12, 2005, Great Genesis entered into a Joint-venture agreement with Shanghai Hongxi Investment Inc., “Hongxi”, a company controlled by Mr. Hanlin Chen, the Company’s Chairman, and Sensor System Solution Inc., “Sensor”, to establish a joint venture, Universal Sensor Application Inc., “USAI”, in the Wuhan East Lake development zone to engage in production and sales of sensor modulars. The registered capital of the Joint-venture is $10 million. Great Genesis and Hongxi will invest $6 million and $1 million, respectively, including cash and land and building, which will account for 60% and 10% of the total registered capital, respectively. Sensor will invest $3 million in technology, accounting for 30% of the total registered capital. As of March 20, 2007, Sensor has withdrawn from USAI. The registered capital of the Joint-venture has changed to $1,800,000, with 75.9% owned by the Company, 24.1% owned by Hongxi.

On April 14, 2006, Great Genesis entered into a Joint-venture agreement with Hong Kong Tongda, “Tongda”, to establish a joint venture, Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”, in the Wuhan East Lake development zone. Jielong is mainly engaged in the production and sales of electric power steering, “EPS”. The registered capital of the Joint-venture is $6 million, the equivalent of RMB48,000,000. Great Genesis and Tongda will invest $5,100,000 and $900,000, respectively, amounting to 85% and 15% of the total registered capital, respectively. As of December 31, 2007, Great Genesis and Tongda have contributed $1,966,146 and $135,034 in cash, the equivalent of RMB15,225,270 and RMB1,081,620, respectively.

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

On March 7, 2007, Great Genesis established a wholly-owned subsidiary, Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”, to engage in production and sales of automotive steering systems. The registered capital of Hengsheng is $10,000,000. Presently, Hengsheng is in the start up stage, and is primarily engaged in preparation of technology and production.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the year ended December 31, 2007 and 2006 , the accompanying consolidated financial statements include the accounts of the Company and its two subsidiaries and eight joint ventures, which are mentioned in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

USAI was formed in 2005, with 60% owned by the Company, 30% owned by Sensor System Solutions Inc. in America, “Sensor”, and 10% owned by Shanghai Hongxi Investment Inc., “Hongxi”, controlled by Mr. Hanlin Chen, the Company’s Chairman. As of March 20, 2007, Sensor has withdrawn from USAI. The registered capital of the Joint-venture has changed to $1,800,000, with 75.9% owned by the Company, 24.1% owned by Hongxi. The highest authority of the joint venture is the Board of Directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, one of whom, 33%, is appointed by Hongxi. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by the Company.

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

Wuhu was formed in May 2006, with 77.33% owned by the Company, 22.67% owned by Wuhu Chery Technology Co., Ltd., “Chery Technology”. The highest authority of the joint venture is the Board of Directors, which is comprised of five directors, three of whom, 60%, are appointed by the Company, two of whom, 40%, is appointed by Chery Technology. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The directors of the Company and the other joint venture partner of Wuhu executed “Act in concert” agreement, resulting in the Company having voting control in the joint venture. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by the Company.

The minority partners of each of the joint ventures are all private companies not controlled, directly or indirectly, by any PRC municipal government or other similar government entity.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company is of an opinion that the significant items were warranty reserves, long term assets and investment, the realizable value of accounts receivable and inventories, useful lives of property, plant and equipment, accruals warranty liabilities and deferred tax assets. Actual results could differ from those estimates.

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

Assets under construction- represent buildings under construction and plant and equipment pending installation — are stated at cost. Cost includes construction and acquisitions, and interest charges arising from borrowings used to finance assets during the period of construction or installation and testing. No provision for depreciation is made on assets under construction until such time as the relevant assets are completed and ready for their intended commercial use.

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

In January 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company did not have any goodwill at December 31, 2007 and 2006.

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

Pension - The Company’s operations are all located in China, all the employees are located in China. The Company records pension costs and various employment benefits in accordance with relevant Chinese social security laws, which is approximately at a total of 31% of salary as required by local government. Base salary levels are the average salary determined by local goverment.

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

Interest Rate Risk- Bank loans are charged at fixed interest rates.

Income Taxes - The Company accounts for income taxes using the liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities, changes in deferred tax assets and liabilities, if any, include the impact of any tax rate changes enacted during the year. Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

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

Actual weighted average shares outstanding used in calculating basic and diluted income per share were:

	Years Ended December 31,
	2007	2006
Weighted average shares outstanding	23,954,370	23,198,113
Effect of dilutive securities	4,335	12,562
Diluted shares outstanding	23,958,705	23,210,675

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

Fair Value of Financial Instruments - The Company believes that the carrying value of the its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as of December 31, 2007 approximates their respective fair values due to the short-term nature of those instruments. The fair values of long-term other receivables and advances payable, discounted at 5.90%, would be approximately $836,000 and $315,000 respectively as of December 31, 2007.

Stock-Based Compensation - The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. As of December 31, 2007, the Company has issued 90,000 stock options under this plan, among that 22,500 shares was exercised and there remain 2,110,000 stock options issuable in future.

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

Jingzhou Derun Agricultural S&T Development Co., Ltd. (“Jingzhou Derun”)

Jingzhou Tongying Alloys Materials Co., Ltd. (“Jingzhou Tongying”)

WuHan Dida Information S&T Development Co., Ltd. (“WuHan Dida”)

Hubei Wanlong Investment Co., Ltd. (“Hubei Wanlong”).

Principal policies of the Company in connection with transaction with related party are as follows:

Products sold to related parties - The Company sold products to related parties at fair market prices, and also granted them credit of three to four months on an open account basis. These transactions were consummated under similar terms as the Company's other customers.

Materials purchases from related parities - The Company purchased materials from related parties at fair market prices, and also received them credit of three to four months on an open account basis. These transactions were consummated under similar terms as the Company's other suppliers.

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

3.Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has adopted of SFAS No. 155 on its financial statements from the first quarter of 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in indicated situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose relevant subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company has adopted of SFAS No. 156 on the Consolidated Financial Statements from the first quarter of 2007.

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

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair values. SFAS 159 is effective for fiscal years after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements. The Company will be required to adopt the provisions of this statement as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 141R beginning in the first quarter of 2009. We are currently evaluating the impact of the implementation of SFAS No. 141(R) on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51." The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing additional accounting and reporting standards. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption of this statement is prohibited. By adopting SFAS No. 160, the noncontrolling interests will be reported as equity while the noncontrolling interests are reported in the mezzanine section between liabilities and equity currently.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS No.161 on our consolidated financial statements.

4. Pledged cash deposits

Pledged as guarantee for the Company's notes payable,the Company regularly pays some of its suppliers by bank notes. The Company, the drawer, has to deposit a cash deposit, equivalent to 10%- 30% of the face value of the relevant bank note, in a bank of the drawee in order to obtain the bank note.

5.  Accounts Receivable and Notes Receivable

The Company’s accounts receivable at December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006
Accounts receivable	$49,605,411	$41,174,404
Notes receivable	36,245,070	20,146,197
Less: allowance for doubtful accounts	(3,827,838)	(4,086,218)
	$82,022,643	$57,234,383

Notes receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The activity in the Company’s allowance for doubtful accounts during the years ended December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006
Balance at beginning of year	$4,086,218	$2,856,025
Add: amounts (recovered) provided during the year	(532,392)	1,099,092
Add: foreign currency translation	274,012	131,101
Balance at end of year	$3,827,838	$4,086,218

6.  Other Receivables

The Company’s other receivables at December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006
Other receivables	$1,541,181	$1,864,918
Less: allowance for doubtful accounts	(652,484)	(898,203)
Balance at end of year	$888,697	$966,715

The activity in the Company’s allowance for doubtful accounts of other receivable during the years ended December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006
Balance at beginning of the year	$898,203	$1,040,169
Less: amounts recovered during the year	(297,870)	(210,861)
Add: foreign currency translation	52,151	68,895
Balance at end of the year	$652,484	$898,203

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.

7.  Inventories

Inventories at December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006
Raw materials	$7,904,167	$5,381,372
Work in process	4,181,248	3,253,192
Finished goods	9,586,709	7,548,218
	21,672,124	16,182,782
Less: provision for loss	(1,478,838)	(718,211)
	$20,193,286	$15,464,571

8.  Property, Plant and Equipment

Property, plant and equipment at December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006
Land use rights and buildings	$23,101,634	$17,384,534
Machinery and equipment	42,512,900	33,466,198
Electronic equipment	3,480,008	2,945,454
Motor vehicles	2,427,375	2,095,169
Construction in progress	1,542,865	3,280,279
	73,064,782	59,171,634
Less: Accumulated depreciation	(26,479,741)	(18,323,588)
	$46,585,041	$40,848,046

Depreciation charge for the years ended December 31, 2007 and 2006 are $7,079,313 and $5,816,922 respectively.

9.  Intangible Assets

The activity in the Company’s intangible asset account during the years ended December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006
Balance at beginning of year	$3,140,548	$3,503,217
Add: Additions during the year-
Patent technology	144,390	109,073
Management software license	143,356	65,852
Foreign currency translation	31,856	121,698
Less: decrease during the year-
Patent technology*	(2,600,204)	—
	859,946	3,799,840
Less: Amortization for the year	(270,233)	(659,292)
Balance at end of year	$589,713	$3,140,548

*When USAI was established in 2005, Sensor contributed $3,000,000 as capital, being the fair market value of the intangible assets, including the sensor product and the technology for sensor production, as well as the Joint-venture’s technical personnel training. As of March 20, 2007 Sensor withdrew from USAI, abandoned all its right and interest in the Joint-venture, and repossessed the rights to the intangible assets at the carrying value of $2,600,204. Please see Note 1 and Note 16.

The estimated aggregated amortization expense for each of the five succeeding years are $205,000, $153,000, $83,000, $54,000, and $51,000 respectively.

10.  Bank Loans

At December 31, 2007, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $13,972,603, with weighted average interest rate at 6.40% per annum. These loans are secured with some of the property and equipment of the Company and are repayable within one year.

At December 31, 2006, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $15,384,615, with weighted average interest rate at 5.90% per annum. These loans are secured with some of the property and equipment of the Company, and are repayable within one year.

11.  Accounts and notes payable

Accounts and notes payable at December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006
Accounts payable	$32,511,812	$22,517,260
Notes payable	15,018,571	15,130,653
Balance at end of year	$47,530,383	$37,647,913

Notes payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits, notes receivable and certain property plant and machinery to secure trade financing granted by banks.

12. Accrued expenses and other payables

The Company’s accrued expenses and other payables at December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006
Accrued expenses	$1,957,146	$1,695,188
Other payables	1,340,442	1,987,540
Warranty reserves*	4,919,491	2,954,326
Dividend payable to minority shareholders of Joint-ventures	6,720,976	4,441,132
Balance at end of year	$14,938,055	$11,078,186

*The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the years ended December 31, 2007 and 2006, the warranties activities were as follows:

	December 31,
	2007	2006
Balance at the beginning of year	$2,954,326	$1,787,869
Additions during the year	5,228,556	3,956,521
Settlement within the year	(3,529,875)	(2,858,829)
Foreign currency translation	266,484	68,765
Balance at end of year	$4,919,491	$2,954,326

13. Accrued pension costs

Since the Company’s operations are all located in China, all the employees are located in China. The Company records pension costs and various employment benefits in accordance with the relevant Chinese social security laws, which is approximately at a total of 31% of salary as required by local governments. Base salary levels are the average salary determined by the local governments.

The activities in the Company’s pension account during the years ended December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006
Balance at beginning of the year	$3,266,867	$2,653,064
Amounts provided during the year	1,286,566	1,287,609
Settlement during the year	(1,154,462)	(789,265)
Foreign currency translation	223,758	115,459
Balance at end of year	$3,622,729	$3,266,867

14.  Amounts Due to Shareholders/Directors

The activity in the amounts due to shareholders/directors during the years ended December 31, 2007 and 2006 is summarized as follows:

	December 31,
	2007	2006
Balance at beginning of the year	$358,065	$766,642
Add: foreign currency translation	31,012	20,484
Repayments made to shareholders	(84,476)	(429,061)
Balance at end of year	$304,601	$358,065

At December 31, 2007 and 2006, the amounts due to shareholders/directors were unsecured, interest free and repayable on demand.

15. Taxes payable

The Company’s taxes payable at December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006
Value-added tax payable	7,052,682	$6,274,698
Income tax payable (recoverable)*	1,883,185	(362,267)
Other tax payable	144,626	1,931
Balance at end of year	$9,080,493	$5,914,362

*At the end of the fiscal year of 2006, the Company paid income tax in advance, and the government settled with the Company during 2007.

16. Advances payable

The amounts mainly represent advances made by the Chinese government to the Company as subsidy on interest on loans related to production facilities expansion.

The balances are unsecured, interest-free and will be repayable to the Chinese government if the usage of such advance does not continue to qualify for the subsidy (see notes 21 and 25).

17.  Minority Interests’ Equity

The activities in respect of the amounts of the minority interests’ equity during the years ended December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006
Balance at beginning of the year	$23,112,667	$21,751,043
Add: Additions during the year
contribution by minority shareholders	—	2,332,470
Minority interest’s income	9,646,339	5,545,350
Increase in connection with minority shareholders’ abandonment of all its right and interest in Joint-venture.	55,512	—
Foreign currency translation	1,650,869	1,468,787
Less: decrease during the year-
Dividends declared to the minority interest holders of Joint-venture companies	(8,468,572)	(7,984,983)
Decrease in minority interests as a result of minority shareholders’ withdrawal from Joint-venture *	(2,830,545)	—
Balance at end of year	$23,166,270	$23,112,667

*As of March 20, 2007, Great Genesis, Hongxi and Sensor entered into an agreement, which led to Sensor’s withdrawal from USAI, its withdrawal of intangible assets, and abandonment of all its right and interest in USAI. Please see Note 1.

The calculation of the withdrawal of Sensor is summarized as follows:

		Sensor’s			Additional paid-in capital
	Equity of USAI (before Sensor’s withdrawal at March 20, 2007)	Withdrawal of equity in USAI	Carrying value of intangible assets withdrawn	Abandoned interest	The Company’s	Hongxi’s
	a	b	c	d=b-c	e=d*75.9%	f=d*24.1%
Additional paid-in capital	$4,337,291	$3,000,000	$2,600,204	$399,796	$303,445	$96,351
Foreign currency translation	219,927	183,923	—	183,923	139,598	44,325
Stockholders' deficit	(1,177,928)	(353,378)	—	(353,378)	(268,214)	(85,164)
Equity	$3,379,290	$2,830,545	$2,600,204	$230,341	$174,829	$55,512

Sensor’s withdrawal from USAI, its withdrawal of intangible assets, and abandonment of all its right and interest in USAI, was charged to minority interests of $2,830,545, and credited to intangible assets of $2,600,204. The abandoned interest of $230,341, recognized as additional paid-in capital of USAI, was credited into additional paid-in capital and minority interests of $174,829 and $55,512, respectively.

18. Share Capital

The activities in the Company’s share capital account during the years ended December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007		2006
	Common Stock	Par Value	Common Stock	Par Value
Balance at beginning of the year	23,851,581	$2,385	22,574,543	$2,257
Add: Additions during the year
Issuance of common stock for cash in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP*	108,121	11	1,216,675	122
Issuance of common stock as commissions and placement agent fee payable in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP**	—	—	37,863	4
Exercise of stock option by independent directors***	—	—	22,500	2
Balance at end of year	23,959,702	$2,396	23,851,581	$2,385

*During 2006, pursuant to Placement Agent Agreement, the Investor committed under certain conditions to purchase, within the next 24 months after an effective resale registration of the Company’s common stock, at the Company’s option, up to $15 million of the Company’ common stock, at an agreed discount from the fair market value. According to this agreement, the Company raised gross amount of $10,900,000 in a number of private placements (PIPE) to Cornell Capital Partners, LP (“Investor”) by issuing 1,216,675 shares of common stock in five installments from March to December in 2006.

During 2007, the Company raised gross amounts of $1,200,000 in a private placement (PIPE) to Cornell Capital Partners, LP (“Investor”) by issuing 108,121 shares of common stock.

**On March 20, 2006, the Company issued 37,863 shares of common stock to Cornell Capital Partners, LP and a placement agent in non-capital raising transactions, collectively at an exercise price of $11.885 per share as a commitment fee and a placement agent fee of $450,000 in connection with the establishment of a $15,000,000 equity line of credit under a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. The exercise value of $450,000 by issuing 37,863 shares of common stock was regarded as financing expense and has been debited to share capital with the excess of exercise value over par value, $449,996 being credited to additional paid-in capital.

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

***In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. As of December 31, 2007, the Company has issued 90,000 stock options under this plan, among that 22,500 shares was exercised, and there remains 2,110,000 stock options issuable in future.

The securities authorized for issuance under equity compensation plans at December 31, 2007 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,200,000	$6.57	2,110,000

19.  Additional paid-in capital

The activities in the Company’s additional paid-in capital account during the years ended December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006
Balance at beginning of the year	$28,651,959	$18,146,722
Add: Additions during the year-
Issuance of common stock for cash in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP. (Please see Note 17).	1,199,989	10,899,872
Exercise of stock option by independent directors	—	101,248
Issuance of stock options to independent directors*	153,675	131,625
Issuance of common stock in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP (Please see Note 17).	—	449,996
Issuance of common stock warrants in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP	—	832,639
Increase in connection with minority shareholders’ abandonment of all its right and interest in Joint-venture. Please see Note 16.	174,828	—
Less: decreases during the year
Payment of commissions and placement agent fee by issuance of common stock in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP (Please see Note 17).	—	(450,000)
Payment of commissions and placement agent fee by issuance of common stock warrants in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP**	—	(832,639)
Cash paid for retaining fee, commissions and placement agent fee in connection with offering.	(54,500)	(627,504)
Balance at end of year	$30,125,951	$28,651,959

*In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. During 2004 to 2007, the Company has issued options to purchase up to 22,500 shares of common stock to its three independent directors every year, aggregately 90,000 shares. The exercise price represents the fair market value based on the grant date of the stock options

The fair value of the options at the grant date was $153,674, $131,625, $68,850 and $55,125, for the years 2007, 2006, 2005 and 2004, respectively, which was calculated based on Black-Scholes option pricing model. The fair value was recorded as compensation expenses for the years ended December 31, 2007, 2006, 2005 and 2004. These amounts have been debited to operating expenses and credited to additional paid-in capital.

The weighted-average fair value of options granted during the periods 2007, 2006, 2005 and 2004 was $6.83, $5.85, $3.06 and $2.45, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option valuation model and assumptions noted in the table:

	2007	2006	2005	2004
Expected volatility	118.53%	93.19%	46.00%	121.60%
Risk-free rate	3.00%	4.75%	3.60%	4.00%
Expected term (years)	4	5	5	2
Dividend yield	0.00%	0.00%	0.00%	0.00%

**On March 20, 2006, the Company raised a gross amount of $5,000,000 in a private placement (PIPE) to Cornell Capital Partners, LP, “Investor” by issuing 625,000 shares of common stock. As part of the financing cost, the Company issued a warrant to purchase 86,806 shares of common stock, exercisable for three years at an exercise price of $14.40 per share, and a warrant to purchase 69,444 shares of common stock, exercisable for three years at an exercise price of $18.00 per share, to Cornell Capital Partners, LP. The fair value of above-mentioned warrant at the grant date is $832,639, which was measured based on Black-Scholes option pricing model. This amount was recorded as financing expenses and debited to additional paid-in capital. Additionally, the same amount was credited to additional paid-in capital, resulting in zero effect on additional paid-in capital and the Consolidated Financial Statements.

The weighted average fair value of warrants issued during the 2006 year-end was $5.33. The fair value of the warrants granted was estimated on the date of grant using the option valuation model and assumptions noted in the table:

Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
82.20%	4.66%	3	0%

A summary of option activities under the plans for the years ended December 31, 2007 and 2006 was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (years)
Outstanding - January 1, 2006	45,000	$5.67	3.5
Granted	22,500	7.94	5
Exercised	(22,500)	4.5	—
Cancelled	—	—	—
Outstanding - December 31, 2006	45,000	$7.39	5
Granted	22,500	7.01	4
Exercised	—	—	—
Cancelled	—	—	—
Outstanding - December 31, 2007	67,500	$7.26	4.7

The following is a summary of warrants granted for the years ended December 31, 2007 and 2006:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (years)
Outstanding - January 1, 2006	—	$—	—
Granted	156,250	$16.00	3
Exercised	—	—	—
Cancelled	—	—	—
Outstanding - December 31, 2006	156,250	$16.00	3
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding - December 31, 2007	156,250	$16.00	3

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2007:

Range of Exercise Prices	Outstanding Stock Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Stock Options Exercisable
$4.50 - $10.00	67,500	3.25	$ 7.26	67,500

The following is a summary of the range of exercise prices for warrants that are outstanding and exercisable at December 31, 2007:

Range of Exercise Prices	Issued Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Warrants Exercisable
$10.01 - $20.00	156,250	1.22	$16.00	156,250

20.  Retained earnings - Appropriated

The activities in the Company’s retained earnings - appropriated account during the years ended December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006
Balance at beginning of the year	$6,209,909	$4,923,262
Retained earnings - appropriated	1,315,868	1,286,647
Balance at end of year	$7,525,777	$6,209,909

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

When the statutory surplus reserve reaches 50% of the registered capital of a company, additional reserve is no longer required. However, the reserve cannot be distributed to joint venture partners. Based on the business licenses of the Sino-foreign joint ventures, the registered capital of Henglong, Jiulong, Shenyang, Zhejiang, USAI, Jielong, and Wuhu are $10,000,000, $4,283,170 (RMB35,000,000), $8,132,530 (RMB67,500,000), $7,000,000, $1,800,000, $6,000,000 and $3,750,387 (RMB30,000,000) respectively.

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

21. Other Income

During 2007 and 2006, the Company recorded other income, government subsidies, of $38,462 and $94,257, respectively. (see note 25)

22  Income Taxes

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

USAI, Wuhu, Jielong and Hengsheng are at their start up stage and accordingly, there is no assessable profit for the period ended December 31, 2007 subject to PRC enterprise income tax.

No provision for Hong Kong tax is made as Great Genesis are both investment holding companies, and have no assessable income in Hong Kong for the years ended December 31, 2007 and 2006.

No provision for US tax is made as the Company has no assessable income in the US for the years ended December 31, 2007 and 2006.

The account of income tax as of the December 31, 2007 and 2006 is summarized as follows:

	Years Ended December 31
	2007	2006
Tax rate	7.5%-30.0%	7.5%-16.5%
Current tax provision	$5,631,722	$2,597,189
Income tax refund*	(2,085,180)	(928,108)
Deferred tax (benefit) relating to the origination and reversal of temporary differences	(1,315,510)	—
Income tax	$2,231,032	$1,669,081

*For the year ended December 31, 2007 and 2006, two of the Company’s Sino-foreign joint ventures received an income tax benefit of $2,085,180 and $928,108, respectively, for purchase of domestic equipment, which has been reflected as a reduction to income tax expense in the respective period of the Company’s consolidated statements of operations.

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations, as well as net operating loss, tax credit and other carryforwards. Additionally, deferred taxes have been provided for the net effect of repatriating earnings from consolidated foreign subsidiaries. Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

The components of deferred income tax assets at December 31 were as follows:

	December 31
	2007	2006
Losses carryforward	$1,921,953	$1,520,160
Product warranties and other reserves	1,258,559	534,553
Property, plant and equipment	1,573,787	952,245
Bonus accrual	347,089	—
All other	161,121	—
	5,262,509	3,006,958
Valuation allowance	(3,946,999)	(3,006,958)
Total deferred tax assets	$1,315,510	$—

The estimated losses available to reduce taxable income in future years expire as follows:

Years ending December 31
2027	$779,388
2026	1,044,363
2025	471,623
2024	933,308
2023	2,259,753
2012	1,284,938
2011	918,439
$7,691,812

 23.  Significant Concentrations

The Company grants credit to its customers, generally on an open account basis. The Company’s customers are all located in the PRC.

In 2007, the Company’s ten largest customers accounted for 73.9% of the Company’s consolidated sales, with four customers accounting for in excess of 10% of consolidated sales, i.e. 16.4%, 13.7%, 11.5% and 10.6% of consolidated sales, or an aggregate of 52.2% of consolidated sales.

In 2006, the Company’s ten largest customers accounted for 72.5% of the Company’s consolidated sales, with four customers accounting for in excess of 10% of consolidated sales, i.e. 16.4%, 13.3%, 11.1% and 10.3% of consolidated sales, or an aggregate of 51.1% of consolidated sales.

At December 31, 2007 and 2006, approximately 38.1% and 35.5% of accounts receivable were from trade transactions with the aforementioned customers.

24.  Related Party Transactions

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

Related sales and purchases: During the years ended December 31, 2007 and 2006, the joint-ventures entered into related party transactions with companies with common directors as shown below:

Merchandise Sold to Related Parties

	Years ended December 31,
	2007	2006
Xiamen Joylon	$5,020,465	$2,813,113
Shanghai Fenglong	452,044	465,331
Total	$5,472,509	$3,278,444

Materials Purchased from Related Parties

	Years ended December 31,
	2007	2006
Xiamen Joylon	$2,157	$2,909
Shanghai Fenglong	144,333	270,597
Jiangling Tongchuang	4,032,771	2,333,399
Jingzhou Tongyi	225,451	148,644
Jingzhou Tongying	953,796	94,734
Hubei Wiselink	114,087	—
Total	$5,472,595	$2,850,283

Technology Purchased from Related Parties

	Years ended December 31,
	2007	2006
Changchun Hualong	$479,452	$193,719

Equipment Purchased from Related Parties

	Years ended December 31,
	2007	2006
Hubei Wiselink	$1,015,493	$858,115

Related receivables, advance payments and account payable: As at December 31, 2007 and 2006, accounts receivables, advance payments and account payable between the Company and related parties are as shown below:

Due from Related Parties

	December 31,
	2007	2006
Xiamen Joylon	$1,704,571	$1,521,413
Shanghai Fenglong	164,909	249,520
Total	$1,869,480	$1,770,933

Other Receivables from Related Parties

	December 31,
	2007	2006
Jiangling Tongchuang	$3,288	$3,077
Jingzhou Derun	22,472	—
WuHan Dida	93,925	83,959
Jiulong Material	519,141	534,503
Changchun Hualong	—	50,000
Others	—	66,971
Total	$638,826	$738,510

Other receivables from related parties are primarily unsecured demand loans, with no stated interest rate or due date.

On December 31, 2007 and 2006, with the exception of the receivable from the investee of Jiulong Jiulong Material of $519,141 and $534,503, which were fully recorded in the allowance for doubtful accounts, the Company believes that all other receivables are collectible, as the related parties are in good financial condition and are paying their payables to Company pursuant to the terms of their respective contracts.

Due to Related Parties

	December 31,
	2007	2006
Xiamen Joylon	$3,007	$3,021
Shanghai Tianxiang	570,806	534,216
Shanghai Fenglong	1,007	79,417
Jiangling Tongchuang	287,292	18,284
Hubei Wiselink	146,658	3,111
Jingzhou Tongyi	33,859	2,356
Jingzhou Tongying	92,188	—
Total	$1,134,817	$640,405

Advanced Equipment Payment to Related Parties

	December 31,
	2007	2006
Hubei Wiselink	$1,560,378	$488,873

Advanced Expenses and Others to Related Parties

	December 31,
	2007	2006
Changchun Hualong	$—	$128,205
Jingzhou Tongyi	54,799	111,620
Jingzhou Tongying	524	247,508
Total	$55,323	$487,333

25. Commitments and Contingencies

Legal Proceedings - The Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The following table summarizes the Company‘s major contractual payment obligations and commitments as of December 31, 2007:

	Payment Obligations by year
	2008	2009	2010	2011	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$110,000	$110,000	$—	$440,000
Obligations for purchasing agreements	7,166,496	558,767	—	—	—	7,725,263
Total	$7,276,496	$668,767	$110,000	$110,000	$—	$8,165,263

Government subsidies represent refunds by the Chinese Government of interest paid to banks by companies entitled to such subsidies. This applies only to interest on loans related to production facilities expansion. Commencing in 2004 and 2005, the Company had used this type of special loan to improve its production lines by increasing capability and enhancing quality. The expansion was completed and began to operate at the end of 2005 and 2006. During 2007 and 2006, the Chinese Government sent experts to review and assess the Company’s usage of its improved production facilities on site to confirm that the Company’s improvements had achieved its goals and thereby qualify for the subsidy. The Company recorded the refunded interest which achieved its goals into Other income, and refunded interest which has not achieved its goals into advances payable.

26. Off-Balance Sheet Arrangements

At December 31, 2007 and 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

27. Subsequent Events

As of February 15, 2008, the Company has closed a senior convertible notes with warrants private placement transaction and received funding from Lehman Brothers ("Lehman") for $30 million and from YA Global Investments, L.P., which is managed by Yorkville Advisors, LLC, for $5 million. The proceeds are planned to support the Company's acquisitions, capital expenditures for expansion and working capital for future growth. As of February 21, 2008, a total of $17.5 million has been remitted and received in the company’s bank account.

28. Segment Reporting

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

During the year ended December 31, 2007, the Company had nine product sectors, five of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering (Henglong), power steering (Jiulong), power steering (Shenyang), power pumps (Zhejiang), and power steering (Wuhu). The other four sectors which were established in 2005, 2006, 2007 and 2007 respectively, engaged in the production and sales of sensor modular (USAI), electronic power steering (Jielong), power steering (Hengsheng), and provider of after sales and R&D services (HLUSA).Since the revenues, net income and net assets of these four sectors are less than 10% of its segment in the consolidated financial statements, the Company incorporated these four sectors into “other sectors”.

During the year ended December 31, 2006, the Company had seven product sectors, four of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering for cars (Henglong), power steering for trucks (Jiulong), power steering for light duty vehicles (Shenyang), and power pumps (Zhejiang). To conform with the year 2007, power steering (Wuhu) was reported separately. The other two sectors which were established in 2005 and 2006 respectively, engaged in the production and sales of sensor modular (USAI), and electronic power steering (Jielong).Since the revenues, net income and net assets of these two sectors are less than 10% of its segment in the consolidated financial statements, the Company incorporated these two sectors into “other sectors”

The Company’s product sectors information is as follows:

For the year ended December 31, 2007

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other Sectors	Other (a)	Total
Revenue
Net product sales - external	$45,612,058	$35,774,010	$19,787,916	$13,828,252	$18,495,678	$99,089	$—	$133,597,003
Net product sales - internal	30,487,995	3,151,173	3,696,888	142,185	—	—	(37,478,241)	—
Gain on other sales and other income - external	419,814	115,472	70,879	5,973	5,595	(18,831)	(6,290)	592,612
Total revenue	$76,519,867	$39,040,655	$23,555,683	$13,976,410	$18,501,273	$80,258	($37,484,531)	$134,189,615
Depreciation and amortization	3,594,199	1,897,886	531,033	848,534	176,952	197,311	103,631	7,349,546
Net income	6,154,185	3,105,196	2,121,008	1,415,060	(942,270)	(755,821)	(2,237,452)	8,859,906
Total assets	82,336,597	43,072,284	22,360,047	19,432,066	10,469,583	7,279,420	(1,965,310)	182,984,687
Capital expenditures	$3,845,364	$2,283,801	$1,288,001	$2,127,630	$1,702,612	$3,022,829	$—	$14,270,237

For the year ended December 31, 2006

	Henglong	Jiulong	Shenyang	Zhejiang	Other Sectors	Other (a)	Total
Revenue
Net product sales - external	$45,312,457	$25,135,726	$14,935,722	$10,221,478	$161,056	$—	$95,766,439
Net product sales - internal	8,191,505	3,584,952	884,979	352,030	—	(13,013,466)	—
Gain on other sales and other income - external	261,420	83,941	28,623	3,273	—	(3,784)	373,473
Total revenue	$53,765,382	$28,804,619	$15,849,324	$10,576,781	$161,056	($13,017,250)	$96,139,912
Depreciation and amortization	$3,087,440	$1,696,590	$415,523	$631,094	$547,700	$97,867	$6,476,214
Net income	3,329,962	1,304,902	1,627,718	789,239	(827,957)	(1,412,160)	4,811,704
Total assets	74,295,465	37,217,985	15,279,830	14,857,762	8,216,363	2,241,133	152,108,538
Capital expenditures	$2,393,008	$860,317	$688,242	$918,305	$2,974,934	($280,970)	$7,553,836

(a)	Other includes activity at the corporate level, unrealized income between product companies (sectors), and elimination of inter-sector transactions.