Form 10-Q
period 2008-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2008-05-14
CIK 1157762

Heller Ehrman draft dated May 13, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of March 31, 2008, the Company had 23,959,702 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2008	2007
Net product sales, including $2,051,082 and $902,584 to related parties at March 31, 2008 and 2007	$41,467,043	$28,383,392
Cost of product sold, including $1,952,390 and $1,051,480 purchased from related parties at March 31, 2008 and 2007	29,254,673	19,191,486
Gross profit	12,212,370	9,191,906
Add: Gain on other sales	134,190	112,094
Less: Operating expenses-
Selling expenses	2,475,341	1,593,646
General and administrative expenses	1,616,150	1,509,027
R&D expenses	175,678	119,465
Depreciation and amortization	1,294,727	893,251
Total Operating expenses	5,561,896	4,115,389
Income from operations	6,784,664	5,188,611
Add: Other income, net (note 19)	199,459	38,462
Financial income (expenses) net (note 20)	20,693	(394,997)
Income before income taxes	7,004,816	4,832,076
Less: Income taxes (note 21)	824,395	1,294,080
Income before minority interests	6,180,421	3,537,996
Less: Minority interests	1,750,247	1,894,895
Net income	$4,430,174	$1,643,101
Net income per common share-
Basic and diluted (note 2)	$0.18	$0.07

Weighted average number of common shares outstanding –
Basic	23,959,702	23,938,078
Diluted	25,936,500	23,949,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2008	2007
Net income	$4,430,174	$1,643,101
Other comprehensive income:
Foreign currency translation gain	2,383,886	-
Comprehensive income	$6,814,060	$1,643,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,962,022	$19,487,159
Pledged cash deposits (note 3)	5,428,261	4,645,644
Accounts and notes receivable, net, including $2,943,990 and $1,869,480 from related parties at March 31, 2008 and December 31, 2007, net of an allowance for doubtful accounts of $3,258,368 and $3,827,838 at March 31, 2008 and December 31, 2007 (note 4)	96,139,674	82,022,643
Advance payments and other, including $594,491 and $55,323 to related parties at March 31, 2008 and December 31, 2007	2,347,585	922,578
Inventories (note 6)	22,676,585	20,193,286
Total current assets	$176,554,127	$127,271,310
Long-term Assets:
Property, plant and equipment, net (note 7)	$47,087,219	$46,585,041
Intangible assets, net (note 8)	653,871	589,713
Other receivables, net, including $770,156 and $638,826 from related parties at March 31, 2008 and December 31, 2007, net of an allowance for doubtful accounts of $769,224 and $652,484 at March 31, 2008 and December 31, 2007 (note 5)	1,260,335	888,697
Advance payments for property, plant and equipment, including $2,329,206 and $1,560,378 to related parties at March 31, 2008 and December 31, 2007.	8,630,991	6,260,443
Long-term investments	76,934	73,973
Deferred income tax assets	1,477,495	1,315,510
Total assets	$235,740,972	$182,984,687
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans (note 9)	$13,819,632	$13,972,603
Accounts and notes payable, including $1,578,981 and $1,134,817 to related parties at March 31, 2008 and December 31, 2007 (note 10)	54,762,108	47,530,383
Customer deposits	121,406	135,627
Accrued payroll and related costs	2,677,769	2,664,464
Accrued expenses and other payables, including $33,374,697 and nil from related parties at March 31, 2008 and December 31, 2007 (note 11)	48,189,248	14,938,055
Accrued pension costs (note 12)	4,021,656	3,622,729
Taxes payable (note 13)	9,661,988	9,080,493
Amounts due to shareholders/directors (note 14)	253,573	304,601
Total current liabilities	$133,507,380	$92,248,955
Long-term liabilities:
Advances payable (note 15)	347,995	334,600
Derivative liabilities	3,972,068	—
Convertible notes payable, net (note 16)	30,722,374	—
Total liabilities	$168,549,817	$92,583,555
Minority interests (note 17)	$18,650,147	$23,166,270
Related Party Translations (note 23)
Commitments and contingencies (note 24)
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares Issued and outstanding – None	$—	$—
Common stock, $0.0001 par value - Authorized - 80,000,000
Shares Issued and Outstanding - 23,959,702 shares and 23,959,702 shares at March 31, 2008 and December 31, 2007, respectively	2,396	2,396
Additional paid-in capital (note 18)	4,618,037	30,125,951
Retained earnings-
Appropriated	7,525,777	7,525,777
Unappropriated	28,021,449	23,591,275
Accumulated other comprehensive income	8,373,349	5,989,463
Total stockholders' equity	$48,541,008	$67,234,862
Total liabilities and stockholders' equity	$235,740,972	$182,984,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Period Ended March 31, 2008 (unaudited) and 2007

	Common Stock		Additional Paid-in	Retained Earnings		Accumulated Other Comprehensive
	Shares	Par value	Capital	Appropriated	Unappropriated	Income	Total
Balance at December 31, 2006	23,851,581	$2,385	$28,651,959	$6,209,909	$16,047,237	$2,468,800	$53,380,290
Foreign currency translation gain	—	—	—	—	—	3,520,663	3,520,663
Sale of common stock	108,121	11	1,199,989	—	—	—	1,200,000
Cash paid for retaining fee, commissions and placement agent fee in connection with offering	—	—	(54,500)	—	—	—	(54,500)
Increase in connection with minority shareholders’ abandonment of all its right and interest in Joint-venture	—	—	174,828	—	—	—	174,828
Issuance of stock options to independent directors	—	—	153,675				153,675
Net income for the year ended December 31, 2007	—	—	—	—	8,859,906	—	8,859,906
Appropriation of retained earnings	—	—	—	1,315,868	(1,315,868)	—	—
Balance at December 31, 2007	23,959,702	$2,396	$30,125,951	$7,525,777	$23,591,275	$5,989,463	$67,234,862
Foreign currency translation gain	—	—	—	—	—	2,383,886	2,383,886
Difference between the book value of and Consideration paid for the 35.5% equity interest of Henglong	—	—	(25,912,921)	—	—	—	(25,912,921)
Net income for the period ended March 31, 2008	—	—	—	—	4,430,174	—	4,430,174
Issuance of warrants to purchase common stock	—	—	405,007	—	—	—	405,007
Balance at March 31, 2008 (unaudited)	23,959,702	$2,396	$4,618,037	$7,525,777	$28,021,449	$8,373,349	$48,541,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$4,430,174	$1,643,101
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Minority interests	1,750,247	1,894,895
Depreciation and amortization	2,315,922	1,827,792
Allowance for doubtful accounts (Recovered)	(632,095)	(78,495)
Deferred income taxes assets	(109,320)	-
Amortization for discount of convertible note payable	99,449	-
Other operating adjustments	(16,769)	8,972
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	(596,632)	499,991
Accounts and notes receivable	(10,110,607)	(3,365,144)
Advance payments and other	(1,388,073)	(83,843)
Inventories	(1,674,877)	(2,587,186)
Accounts and notes payable	5,328,884	894,392
Customer deposits	(19,651)	(11,254)
Accrued payroll and related costs	(93,253)	104,449
Accrued expenses and other payables	(29,553)	(151,316)
Accrued pension costs	253,894	9,266
Taxes payable	218,004	1,199,976
Net cash provided by (used in) operating activities	$(274,256)	$1,805,596
Cash flows from investing activities:
(Increase) decrease in other receivables	(427,014)	(264,895)
Cash received from equipment sales	-	66,737
Cash paid to acquire property, plant and equipment	(2,999,504)	(2,533,099)
Cash paid to acquire intangible assets	(99,672)	(12,404)
Net cash (used in) investing activities	$(3,526,190)	$(2,743,661)
Cash flows from financing activities:
(Decrease) in proceeds from bank loans	(712,353)	(7,051,282)
Dividends paid to the minority interest holders of Joint-venture companies	(712,352)	(3,172,571)
(Decrease) in amounts due to shareholders/directors	(70,294)	(40,000)
Proceeds from issuance of common stock	-	1,145,500
Proceeds from issuance of convertible note payable	35,000,000	-
Net cash provided by (used in) financing activities	$33,505,001	$(9,118,353)
Cash and cash equivalents effected by foreign currency	$770,308	$-
Net increase (decrease) in cash and cash equivalents	30,474,863	(10,056,418)
Cash and cash equivalents at beginning of period	19,487,159	27,418,500
Cash and cash equivalents at end of period	$49,962,022	$17,362,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Three Months Ended March 31,
	2008	2007
Cash paid for interest	$257,083	$192,557
Cash paid for income taxes	$547,541	$159,059

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Three Months Ended March 31,
	2008	2007

Transfer and assign a35.5% equity interest in Henglong by minority interest holders ofJoint-venture companies	$(6,177,079)	$—
Differencebetween the bookvalue ofand Consideration paid for the 35.5% equity interest of Henglong	(25,912,921)	—
Liabilities in connection withacquisition of 35.5% Henglong equity	32,090,000	—
Issuance of a warrant to purchase common stock	405,007	—
Derivative liabilities	3,972,068	—
Additional warranty of common stock and derivative liabilities for issuance of Convertible Debt are considered as discount of Convertible Debt.	(4,377,075)	—
Decreasein minority interests asa result of minority shareholder’swithdrawalfromJoint-venture.	—	(2,830,545)
Withdrawal of invested intangible assets byminority shareholder of Joint-venture.	—	2,600,204
Increasein equity in connection with minority shareholder’swithdrawal from Joint-venmre.	$—	$230,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2008 and 2007

1. Organization and business

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

Great Genesis Holdings Limited, a company incorporated on January 3, 2003 under The Companies Ordinance in Hong Kong as a limited liability company, “Great Genesis”, is a wholly-owned subsidiary of the Company.

Henglong USA Corporation, “HLUSA”, which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly.

The Company owns the following aggregate net interests in seven Sino-foreign joint ventures organized in the PRC as of March 31, 2008 and 2007.

	Percentage Interest
Name of Entity	March 31, 2008	March 31, 2007
Shashi Jiulong Power Steering Gears Co., Ltd., ("Jiulong")	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., ("Henglong")	80.00%	44.50%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., (“Shenyang")	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., ("Zhejiang")	51.00%	51.00%
Universal Sensor Application Inc., (“USAI”)	75.90%	85.71%
Wuhan Jielong Electric Power Steering Co., Ltd., (“Jielong”)	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., (“Wuhu”)	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, (“Hengsheng”)	100.00%	-

Jiulong was established in 1993 and mainly engaged in the production of integral power steering gears for heavy-duty vehicles.

Henglong was established in 1997 and mainly engaged in the production of rack and pinion power steering gear for cars and light duty vehicles.

On March 31, 2008, the Company’s wholly-owned subsidiary, Great Genesis, and Wiselink, both controlled by Hanlin Chen and his family, entered into an equity transfer agreement (the “Henglong Agreement”), pursuant to which Wiselink agreed to transfer and assign its 35.5% equity interest in Jingzhou Henglong, one of the Company’s currently consolidated subsidiaries, to Great Genesis for a total consideration of US$32,090,000. The Company now holds an 80% equity interest in Jingzhou Henglong.

Under the terms of the Henglong Agreement, Great Genesis is deemed to be the owner of Jingzhou Henglong commencing from January 1, 2008. The Henglong Acquisition is considered as a business combination of companies under common control and is being accounted for in a manner of pooling of interests.

Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

Zhejiang was established in 2002 to focus on power steering pumps.

USAI was established in 2005 and mainly engaged in production and sales of sensor modulars.

Jielong was established in 2006 and mainly engaged in production and sales of electric power steering, “EPS”.

Wuhu was established in 2006 and mainly engaged in production and sales of automobile steering systems.

Hengsheng was established in 2007 and mainly engaged in production and sales of automobile steering systems.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the three months ended March 31, 2008 and 2007, the accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The subsidiaries include eight Sino-foreign Joint-ventures mentioned in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Foreign Currencies - The Company maintains its books and records in Renminbi, “RMB”, the currency of the PRC, its functional currency. Foreign currency transactions in RMB are reflected using the temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period.

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

Actual weighted average shares outstanding used in calculating basic and diluted income per share were:

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$4,430,174	$1,643,101
Add: interest expenses of convertible debt payable	131,250	-
Add: Amortization for discount of convertible note payable	99,449	-
	$4,660,873	$1,643,101
Denominator:
Weighted average shares outstanding	23,959,702	23,938,078
Effect of dilutive securities	1,976,798	11,731
	25,936,500	23,949,809
Net income per common share- diluted	$0.18	$0.07

During the three months ended March 31 2008, the options and warrants outstanding have not been included in the weighted average shares outstanding for the computation of diluted income per share, because such inclusion would have had an anti-dilutive effect. The effect of Convertible Debt has been considered.

Stock-Based Compensation - The Company may periodically issue shares of common stock for services rendered or for financing costs. Such shares will be valued based on the market price on the transaction date. The Company may periodically issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. As of March 31, 2008, the Company has issued 90,000 stock options under this plan and there remain 2,110,000 stocks issuable in the future.

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation”, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS No. 123R, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

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

Estimation -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial instruments - Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements that embody features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

Registration Payment Arrangements - The Company has entered into registration payment arrangements with certain investors that provide for the payment of damages for failures to register common shares underlying the investor’s financial instruments. FASB Staff Position 00-19-2, Accounting for Registration Payment Arrangements, provides for the exclusion of registration payments, such as the liquidated damages, from the consideration of classification of financial instruments. Rather, such registration payments would be accounted for pursuant to Financial Accounting Standard No. 5 Accounting for Contingencies, which is our current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. We do not currently believe that damages are probable.

Fair Value Measurements: Effective January 1, 2008, we adopted the provisions of FAS 157, Fair Value Measurements, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of FAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No.157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the three months ended March 31, 2008 and 2007.

The consolidated balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company’s management believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s 2007 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

3. Pledged cash deposits

The Company’s pledged cash deposits at March 31, 2008 (unaudited) and December 31,2007 are summarized as follows:

	March 31, 2008	December 31, 2007
Pledged as guarantee for the Company's notes payable	$5,428,261	$4,645,644
Balance at the end of the period	$5,428,261	$4,645,644

4. Accounts and notes receivable

The Company’s accounts receivable at March 31, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
Accounts receivable	$57,939,665	$49,605,411
Notes receivable	41,458,377	36,245,070
Less: allowance for doubtful accounts	(3,258,368)	(3,827,838)
Balance at the end of the period	$96,139,674	$82,022,643

Notes receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The activity in the Company’s allowance for doubtful accounts during the three months ended March 31, 2008 (unaudited) and the year ended December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
Balance at beginning of period	$3,827,838	$4,086,218
Less: amounts recovered during the period	(722,714)	(532,392)
Add: foreign currency translation	153,244	274,012
Balance at the end of the period	$3,258,368	$3,827,838

5. Other receivables

The Company’s other receivables at March 31, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
Other receivables	$2,029,560	$1,541,181
Less: allowance for doubtful accounts	(769,225)	(652,484)
Balance at the end of the period	$1,260,335	$888,697

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.

The activity in the Company’s allowance for doubtful accounts of other receivable during the three months ended March 31, 2008 (unaudited) and the year ended December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
Balance at beginning of the period	$652,484	$898,203
Add: amounts provided (recovered) during the period	90,619	(297,870)
Add: foreign currency translation	26,122	52,151
Balance at the end of the period	$769,225	$652,484

6. Inventories

The Company’s inventories at March 31, 2008 (Unaudited) and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Raw materials	$8,072,841	$7,904,167
Work in process	5,084,035	4,181,248
Finished goods	10,932,819	9,586,709
	24,089,695	21,672,124
Less: provision for loss	(1,413,110)	(1,478,838)
Balance at the end of the period	$22,676,585	$20,193,286

7. Property, plant and equipment

The Company’s property, plant and equipment at March 31, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
Land use rights and buildings	$24,197,093	$23,101,634
Machinery and equipment	45,371,488	42,512,900
Electronic equipment	3,798,820	3,480,008
Motor vehicles	2,458,754	2,427,375
Construction in progress	899,502	1,542,865
	76,725,657	73,064,782
Less: Accumulated depreciation	(29,638,438)	(26,479,741)
Balance at the end of the period	$47,087,219	$46,585,041

Depreciation charge for the three months ended March 31, 2008 and the year ended December 31, 2007 are $2,256,799 and $7,079,313 respectively.

8. Intangible assets

The activities in the Company’s intangible asset account at March 31, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
Balance at beginning of period	$589,713	$3,140,548
Add: additions during the period–
Patent technology	—	144,390
Management software license	99,672	143,356
Less: decrease during the period–
Patent technology*	-	(2,600,204)
Foreign currency translation	23,609	31,856
	712,994	859,946
Less: Amortization at end of the period	(59,123)	(270,233)
Balance at the end of the period	$653,871	$589,713

*When USAI was established in 2005, Sensor contributed $3,000,000 as capital, being the fair market value of the intangible assets, namely the sensor product and the technology for sensor production, as well as the Joint-venture’s technical personnel training. As of March 20, 2007 Sensor withdrew from USAI, abandoned all its right and interest of the Joint-venture, and repossessed the rights to the intangible assets at the carrying value of the intangible assets was $2,600,204.

9. Bank loans

At March 31, 2008, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $13,819,632, with weighted average interest rate at 6.95% per annum. These loans are secured with some of the property and equipment of the Company, and are repayable with one year.

At December 31, 2007, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $13,972,603, with weighted average interest rate at 6.40% per annum. These loans are secured with some of the property and equipment of the Company and are repayable within one year.

10. Accounts and notes payable

The Company’s accounts and notes payable at March 31, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
Accounts payable	$38,245,926	$32,511,812
Notes payable	16,516,182	15,018,571
Balance at the end of the period	$54,762,108	$47,530,383

Notes payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits, notes receivable and certain property plant and machinery to secure trade financing granted by banks.

11. Accrued expenses and other payables

The Company’s accrued expenses and other payables at March 31, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
Accrued expenses	$1,806,944	$1,957,146
Other payables	1,326,438	1,340,442
Warranty reserves*	5,671,440	4,919,491
Dividend payable to minority interest shareholders of Joint-ventures	7,294,426	6,720,976
Payable for 35.5% Henglong equity acquisition**	32,090,000	-
Balance at the end of the period	$48,189,248	$14,938,055

*The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three months ended March 31, 2008 (unaudited) and the year ended December 31, 2007, the warranties activities were as follows:

	March 31, 2008	December 31, 2007
Balance at the beginning of period	$4,919,491	$2,954,326
Additions during the period-	1,288,844	5,228,556
Settlement within period, by cash or actual material	(733,843)	(3,529,875)
Foreign currency translation	196,948	266,484
Balance at end of period	$5,671,440	$4,919,491

The Company has recorded $5,671,440 and $ 4,919,491 product warranty reserves for the three months ended March 31, 2008 (unaudited) and the year ended December 31, 2007, which were included in the accrued expenses and other payables in the accompanying unaudited consolidated financial statements.

**On March 31, 2008, Wiselink Holdings Limited, “Wiselink”, Great Genesis Holdings Limited, “Great Genesis”, a wholly-owned subsidiary of China Automotive Systems, Inc., “the Company” and other parties entered into an equity transfer transaction documented by an Equity Transfer Agreement, the “Henglong Agreement”, pursuant to which Wiselink agreed to transfer and assign a 35.5% equity interest in Jingzhou Henglong Automotive Parts Co. Ltd., “Jingzhou Henglong,” to Great Genesis for a total consideration of US$32,090,000, the “Consideration”. As a result of the transaction, the Company now holds a 80% equity interest in Jingzhou Henglong.

Under the terms of the Henglong Agreement, the Consideration is to be paid as follows: US$10,000,000 cash was paid by Great Genesis to Wiselink on April 30, 2008, and the balance of the purchase price, US$22,090,000, is to be paid, assuming shareholder approval of the full stock issuance as noted below, by issuance of 3,023,542 shares of common stock of the Company, valued at US$7.3060 per share determined as of January 22, 2008, in its capacity as the 100% parent company of Great Genesis.

The issuance of 1,170,000 shares of the 3,023,542 shares took place on April 22, 2008. The balance of the shares will be issued upon shareholder approval of the issuance as contemplated by the Henglong Agreement and the rules of the NASDAQ Stock Market. In the event that shareholder approval is not obtained, Great Genesis will issue Wiselink a subordinated non-interest bearing promissory note payable in three years in a principal amount based on 1,853,542 shares multiplied by the volume weighted average price per share of the Company’s common share calculated with respect to the twenty (20) days prior to the one year anniversary of the Henglong Agreement, but in no event greater than US$13,541,978.

12. Accrued pension costs

Since the Company’s operations are all located in China, all the employees are located in China. The Company records pension costs and various employment benefits in accordance with the relevant Chinese social security laws, which is substantially based on a total of 31% of base salary as required by local governments. Base salary levels are the average salary determined by the local governments.

The activities in the Company’s pension account during the three months ended March 31, 2008 (unaudited) and the year ended December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
Balance at beginning of the period	$3,622,729	$3,266,867
Amounts provided during the period	497,150	1,286,566
Settlement during the period	(243,256)	(1,154,462)
Foreign currency translation	145,033	223,758
Balance at end of period	$4,021,656	$3,622,729

13. Taxes payable

The Company’s taxes payable at March 31, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
Value-added tax payable	$7,259,552	$7,052,682
Income tax payable	2,340,459	1,883,185
Other tax payable	61,977	144,626
Balance at end of the period	$9,661,988	$9,080,493

14. Amounts due to shareholders/ directors

The activities in the amounts due to shareholders/directors at March 31, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
Balance at the beginning of period	$304,601	$358,065
Decrease during the period	(70,294)	(84,476)
Foreign currency translation	19,266	31,012
Balance at end of period	$253,573	$304,601

The amounts due to shareholders/directors were unsecured, interest-free and repayable on demand.

15. Advances payable

The amounts mainly represent advances made by the Chinese government to the Company as subsidy on interest on loans related to production facilities expansion.

The balances are unsecured, interest-free and will be repayable to the Chinese government if the usage of such advance does not continue to qualify for the subsidy (see notes-19).

16. Convertible debt payable

In February 2008, the Company sold to two accredited institutional investors $35 million of convertible debt, the "Convertible Debt", to be repaid by the expiry of February 15, 2013 in cash or registered common stocks of the Company. The Convertible Debt is convertible into common shares of the Company at a conversion price of $8.8527 per share, subject to adjustment upon the occurrence of certain events.

The Convertible Debt bears annual interest rates of 3%, 3.5%, 4%, 4.5% and 5% for each year of 2008, 2009, 2010, 2011 and 2012. The interest on the Convertible Debt shall be computed commencing from the issuance date and shall be payable in cash in arrears semi-annually on January 15, and July 15 of each year with the first interest payable date being July 15, 2008. Prior to the payment of the interest on each interest payable date, the interest on the Convertible Debt shall be accrued at the above specified interest rate and be payable by way of inclusion of the interest in the conversion amount defined as the sum of the portion of the principal to be converted and accrued and unpaid interest pursuant to the relevant Convertible Debts agreements. From and after the occurrence and during the continuance of an Event of Default defined in the relevant Convertible Debt agreements, the interest rate then in effect shall be increased by two percent (2%) until the event of default is remedied .

The holders of the Convertible Debt shall be entitled to convert any portion of the conversion amount into shares of common stock at the conversion price at any time or times on or after the thirtieth (30th) day after the issuance date and prior to the thirtieth (30th) Business Day prior to the expiry date of the Convertible Debt. A damage penalty will be paid if the delivery of share certificates occurs upon the share conversion.

The Company shall have the right to require the Convertible Debt holders to convert all or any portion of the conversion amount then remaining under the Convertible Debt obligation into shares of common stock, “ Mandatory Conversion”, if at any time during a six-month period ending on the six-month anniversary of the Closing Date, the beginning day of each such six-month period, a “Mandatory Conversion Period Start Date”, (1) the arithmetic average of the weighted average price of the common stock for a period of at least thirty (30) consecutive trading days following the Mandatory Conversion Period Start Date equals or exceeds the percentage of the conversion price on the Convertible Debt issuance date set forth in the chart below as applicable to the indicated six month period and to the Mandatory Conversion Measuring Period related thereto:

0-6 months: 125%
6-12 months: 125%
12-18 months: 135%
18-24 months: 135%
24-30 months: 145%
30-36 months: 145%
36-42 months: 155%
42-48 months: 155%

On each six month anniversary of the issuance date beginning August 15, 2008, the conversion price shall be adjusted downward to the Reset Reference Price, as defined below, if the weighted average price for the twenty (20) consecutive trading days immediately prior to the applicable six month anniversary, the “Reset Reference Price”, is less than 95% of the conversion price in effect as of such applicable six month anniversary date, as adjusted pursuant to a formula as defined in the relevant Convertible Debt agreements. The foregoing notwithstanding, the conversion price shall not be reduced to less than 80% of the conversion price in effect on the issuance date, and in no event shall the conversion price be reduced to less than $6.7417.

The Company shall not effect any conversion of the Convertible Debt, and each holder of the Convertible Debt shall not have the right to convert any portion of the Convertible Debt to the extent that after giving effect to such conversion, each of these two holders would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.

The Company shall not effect a Mandatory Conversion of more than twelve percent (12%) of the original principal amount of the Convertible Debt, with the applicable accrued but unpaid Interest, in any six month period or twenty-four percent (24%) of the original principal amount of the Convertible Debt, with the applicable accrued but unpaid Interest, in any twelve (12) month period.

Upon the occurrence of an event of default with respect to the Convertible Debt, the Convertible Debt holders may require the Company to redeem all or any portion of the Convertible Debt. Each portion of the Convertible Debt subject to redemption by the Company shall be redeemed by the Company at a price equal to the sum of (i) the conversion amount to be redeemed and (ii) the Other Make Whole Amount. The “Other Make Whole Amount” shall mean a premium to the conversion amount such that the total amount received by the Convertible Debt holder upon redemption represents a gross yield to the Convertible Debt holders on the original principal amount as of the redemption date equal to thirteen percent (13%), with interest computed on the basis of actual number of days elapsed over a 360-day year. The events of default includes the Company’s failure to cure a conversion failure by delivery of the required number of shares of Common Stock, the Company’s failure to pay to the Convertible Debt holder any amount of principal, interest, late charges or other amounts when and as due under the Convertible Debt and other events as defined in the Convertible Debt Agreements.

Upon the consummation of the change of control as defined in the Convertible Debt Agreements, the Convertible Debt holder may require the Company to redeem all or any portion of the Convertible Debt. The portion of the Convertible Debt subject to redemption shall be redeemed by the Company in cash at a price equal to the sum of the conversion amount of being redeemed and the Other Make Whole Amount as defined above.

On each of February 15, 2010 and February 15, 2011, the Convertible Debt holders shall have the right, in their sole discretion, to require that the Company redeem the Convertible Debt in whole but not in part, by delivering written notice thereof to the Company. The portion of this Convertible Debt subject to redemption pursuant to this annual redemption right shall be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Annual Redemption Make Whole Amount. The “Annual Redemption Make Whole Amount” shall mean a premium to the conversion amount such that the total amount received by the Convertible holder upon any annual redemption represents a gross yield on the original principal amount of ten percent (10%), if the redemption date occurs during 2009, eleven percent (11%), if the redemption date occurs during 2010 or 2011, and thirteen percent (13%), if the redemption date occurs during 2012, in each case with interest computed on the basis of actual number of days elapsed over a 360-day year.

In the event that the Company has not completed the necessary filings to list the conversion shares on its principal market by the date that is ninety (90) days after the issuance date or has not so listed the conversion shares by the date that is ninety (90) days after the issuance date or the shares of the Company’s common stock are terminated from registration under the Securities Act of 1933, the Convertible Debt holders shall have the right, in its sole discretion, to require that the Company redeem all or any portion of the Convertible Debt. The portion of the Convertible Debt subject to redemption in connection with this listing default shall be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Other Make Whole Amount as mentioned above.

At anytime following the first anniversary of the issuance date, if the weighted average for twenty (20) consecutive trading days is less than forty-five percent (45%) of the conversion price in effect on the issuance date, the Convertible Debt holder shall have the right, in its sole discretion, to require that the Company redeem all or any portion of the Convertible Debt. The portion of this Convertible Debt subject to redemption in connection with the share price change of the underlying common stock shall be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Other Make Whole Amount as mentioned above.

If and whenever on or after the issuance date, the Company issues or sells its shares of Common Stock or other convertible securities for a consideration per share less than a price equal to the conversion price in effect on the issuance date immediately prior to such issue or sale, the original conversion price then in effect shall be adjusted.

In connection with the Convertible Debt, the Company issued 1,317,864 of detachable warrants, the “Warrants,” to purchase from the Company shares of common stock of the Company at the exercise price of $8.8527 per share, subject to adjustments upon the occurrence of certain events. The Warrants are exercisable immediately and will expire by February 15, 2009 with one year term. The warrants were allocated value in the financing arrangement based upon their relative fair value to the total financing fair value. On this basis, $405,007 was recorded as a component of stockholders’ equity, because the warrants achieve all of the requisite conditions for equity classification.

The Company has evaluated the convertible notes for terms and conditions that are not clearly and closely associated with the risks of the debt-type host instrument. Generally, such features require separation from the host contract and treatment as derivative financial instruments. Certain features, such as the conversion option, were found to be exempt. Other features, such as puts and redemption features were found to require bifurcation and recognition as derivative liabilities. These derivative liabilities are recognized initially at fair value, using forward cash-flow valuation techniques. As of March 31, 2007, the compound derivative value amounted to $3,972,068. This derivative will be adjusted to its estimated fair value at the completion of each reporting period until the debt arrangement is ultimately settled, converted or paid.

Allocation of basis in the financing arrangement to the warrants and the derivative liability has resulted in an original issue discount to the face value of the convertible notes in the amount of $4,377,075, which amount is subject to amortization over the term using the effective method. The Company recorded amortization expense during the three months ended March 31, 2007 of $99,499.

17. Minority interests

The Company’s activities in respect of the amounts of the minority interests’ equity at March 31, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007

Balance at beginning of the period	$23,166,270	$23,112,667
Add: Additions during the period–
Minority interest’s income	1,750,247	9,646,339
Increase in connection with minority shareholders’ abandonment of all its right and interest in Joint-venture.	—	55,512
Foreign currency translation	927,443	1,650,869
Less: decrease during the period–
dividends declared to the minority interest holders of Joint-venture companies	(1,016,734)	(8,468,572)
Decrease in minority interests as a result of minority shareholder, Sensor’s withdrawal from Joint-venture..	—	(2,830,545)
Transfer and assign a 35.5% equity interest in Henglong by minority interest holders of Joint-venture companies*	(6,177,079)	—
Balance at end of period	$18,650,147	$23,166,270

*On March 31, 2008, the Company’s wholly-owned subsidiary, Great Genesis and Wiselink, both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, pursuant to which Wiselink agreed to transfer and assign its 35.5% equity interest in Jingzhou Henglong, one of the Company’s currently consolidated subsidiaries, to Great Genesis for a total consideration of US$32,090,000.

Under the terms of the above agreement, Great Genesis is deemed to be the owner of the equity concerned commencing from January 1, 2008. In accordance with FASB 141 and APB 14, the acquisition is considered as a business combination of companies under common control and is being accounted for in a manner of pooling of interests.

As of January 1, 2008, the net book value of 35.5% equity of Henglong, which was transferred from minority shareholders, was $6,177,079.

18. Additional paid-in capital

The Company’s activities in the Company’s additional paid-in capital account during the three months ended March 31, 2008 (unaudited) and the year ended December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
Balance at beginning of the period	$30,125,951	$28,651,959
Add: Additions during the period–
Issuance of common stock for cash in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP.	—	1,199,989
Issuance of stock options to independent directors, LP	—	153,675
Issuance of warrants to purchase common stock (Please see Note 16)*	405,007	—
Increase in connection with minority shareholders’ abandonment of all its right and interest in Joint-venture.	—	174,828
Less: decrease during the period–
Cash paid for retaining fee, commissions and placement agent fee in connection with offering.	—	(54,500)
35.5% Henglong equity acquisition**	(25,912,921)	—
Balance at end of period	$4,618,037	$30,125,951

*In connection with the Convertible Debt, the Company issued 1,317,864 of detachable warrants (“Warrants”) to purchase from the Company shares of common stock at the exercise price of US$ 8.8527 per share, subject to adjustments upon certain events occurring. The Warrants are exercisable immediately and will expire on February 15, 2009.

The exercise price or the number of shares to be converted by the Warrant shall be adjusted in the event of no effective Registration Statement or delayed effectiveness of the Registration Statement. In addition a damage penalty will be paid if the delivery of share certificates occurs upon the Warrants conversion.

The Company shall not effect any conversion of a Warrant, and each holder of any Warrant shall not have the right to convert any portion of such Warrant to the extent that after giving effect to such conversion, each of these two holders would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.

If and whenever on or after the issuance date, the Company issues or sells its shares of common stock or other convertible securities for a consideration per share less than a price equal to the exercise price of a Warrant in effect on the issuance date immediately prior to such issue or sale, the exercise price of such Warrant then in effect shall be adjusted.

**On March 31, 2008, the Company’s wholly-owned subsidiary, Great Genesis and Wiselink, both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, pursuant to which Wiselink agreed to transfer and assign its 35.5% equity interest in Jingzhou Henglong, one of the Company’s currently consolidated subsidiaries, to Great Genesis for a total consideration of US$32,090,000.

Under the terms of the above agreement, Great Genesis is deemed to be the owner of the equity concerned commencing from January 1, 2008. In accordance with FASB 141 and APB 14, the above acquisition is considered as a business combination of companies under common control and is being accounted for in a manner of pooling of interests.

As of January 1, 2008, the book value of 35.5% equity of Henglong was $6,177,079. The difference between the acquisition consideration of US$32,090,000 and 35.5% equity of Henglong, which was $25,912,921, has been debited to additional paid-in capital.

19 .Other Income

During the three months ended March 31, 2008 and 2007, the Company recorded other income, government subsidies, of $199,459 and $38,462, respectively .

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

20. Financial income (expenses)

During the three months ended March 31, 2008 and December 31,2007, the Company recorded financial income (expenses) which is summarized as follows:

	Three Months Ended March 31,
	2008	2007
Interest income(expenses),net	$(263,769)	$(202,328)
Foreign currency translation gain (loss), net	376,638	(133,147)
Income (loss) of note discount, net	18,036	(51,678)
Amortization for discount of convertible note payable	(99,449)	-
Handling charge	(10,763)	(7,845)
Total	$20,693	$(394,997)

21. Income Taxes

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

On January 1, 2007, one of the subsidiaries of the Company, Jiulong, has used up its enterprise income tax exemption. During 2007, Jiulong was subject to enterprise income tax at a rate of 30%, and 25% for 2008.

On January 1, 1999, one of the subsidiaries of the Company, Henglong, was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 1999, and a 50% enterprise national income tax deduction and a 100% local income tax deduction for the next nine years thereafter, from 2001 to 2009, for income tax purposes. Henglong is subject to enterprise national income tax at a rate of 15% for 2008 and 2009, and is subject to enterprise income tax at a rate of 25% commencing from January 1, 2010.

On January 1, 2003, one of the subsidiaries of the Company, Shenyang, was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2003, a 75% enterprise national income tax deduction and a 100% local income tax deduction for the next three years thereafter, from 2005 to 2007, and a 50% enterprise national income tax deduction, from January 1, 2008, for income tax purposes. During 2008, Shenyang is subject to enterprise income tax at a rate of 18%, which comprises of 15% enterprise national income tax and 3% local income tax.

On January 1, 2004, one of the subsidiaries of the Company, Zhejiang, was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2004, and a 50% enterprise national income tax deduction, and a 50% local income tax deduction for the next three years thereafter, from 2006 to 2008, for income tax purposes. During 2008, Zhejiang is subject to enterprise income tax at a rate of 16.5%, which comprises of 15% enterprise national income tax and 1.5% local income tax, and is subject to enterprise income tax at a rate of 25% commencing from January 1, 2009.

USAI, Wuhu, Jielong and Hengsheng are at their start up stage in 2008 and 2007, accordingly, there is no assessable profit for the three months ended March 31, 2008 subject to PRC enterprise income tax. They have an enterprise income tax exemption in 2008 and 2009, and are subject to enterprise income tax at a rate of 16.5% for the next three years thereafter, from 2010 to 2012, and a 25% enterprise national income tax for the years commencing from January 1, 2013.

No provision for Hong Kong tax is made as Great Genesis is an investment holding company, and has no assessable income in Hong Kong for the three months ended March 31, 2008 and 2007. The enterprise income tax of Hong Kong is 17.5%.

No provision for US tax is made as the Company has no assessable income in the US for the three months ended March 31, 2008 and 2007. The enterprise income tax of US is 30%.

The account of income tax as of the March 31, 2008 and 2007 is summarized as follows:

	Three Months Ended March 31,
	2008	2007

Current tax provision	$1,254,224	$1,294,080
Income tax refund*	(267,844)	-
Deferred tax (benefit) relating to the origination and reversal of temporary differences	(161,985)	—
Income tax	$824,395	$1,294,080

*For the three months ended March 31, 2008 and 2007, two of the Company’s Sino-foreign joint ventures received an income tax benefit of $267,844 and nil, respectively, for purchase of domestic equipment, which has been reflected as a reduction to income tax expense in the respective period of the Company’s consolidated statements of operations.

22. Significant concentrations

The Company grants credit to its customers, generally on an open account basis.  The Company’s customers are all located in the PRC.

During the three months ended March 31, 2008 (unaudited), the Company’s ten largest customers accounted for 67.7% of the Company’s consolidated net sales, with each of four customers individually accounting for more than 10% of consolidated net sales, i.e. 13.1%, 11.5%, 11.3% and 10.2% individually, or an aggregate of 46.2%.  At March 31, 2008, approximately 33.4% of accounts receivable were from trade transactions with the aforementioned four customers.

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

23. Related party transactions and balances

Related party transactions with companies with common directors are as follows:

Related sales (unaudited):

	Three Months Ended March 31,
	2008	2007
Merchandise Sold to Related Parties	$2,051,082	$902,584

Related purchases (unaudited):

	Three Months Ended March 31,
	2008	2007
Materials Purchased from Related Parties	$1,952,390	$1,051,480
Technology Purchased from Related Parties	-	64,103
Equipment Purchased from Related Parties	417,438	181,218
Total	$2,369,828	$1,296,801

Related receivables (March 31, 2008 unaudited):

	March 31,2008	December 31, 2007
Accounts receivable	$2,943,990	$1,869,480
Other receivables	770,156	$638,826
Total	$3,714,146	$2,508,306

Related advances (March 31, 2008 unaudited):

	March 31,2008	December 31, 2007
Advanced Equipment Payment to Related Parties	$2,329,206	$1,560,378
Advanced Expenses and Others to Related Parties	594,491	$55,323
Total	$2,923,697	$1615701

Related payables (March 31, 2008 unaudited)

	March 31,2008	December 31, 2007
Accounts payable:	$1,578,981	$1,134,817
Other payables*	32,090,000	-
Total	$33,668,981	$1,134,817

*On March 31, 2008, the Company’s wholly-owned subsidiary, Great Genesis, and Wiselink, both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, pursuant to which Wiselink agreed to transfer and assign its 35.5% equity interest in Jingzhou Henglong, one of the Company’s currently consolidated subsidiaries, to Great Genesis for a total consideration of US$32,090,000. The consideration is based on its respective fair market value as determined by an independent appraisal firm, and approved by the dependent directors.

These transactions were consummated under similar terms as those with the Company's customers and suppliers.

24. Commitments and contingencies:

Legal Proceedings - The Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The following table summarizes the Company’s major contractual payment obligations and commitments as of March 31, 2008 (unaudited):

	Payment Obligations by Period
	2008 (a)	2009	2010	2011	Thereafter	Total
Obligations for service agreements	$-	$110,000	$110,000	$110,000	$-	$330,000
Obligations for purchasing agreements	15,679,351	864,374	$—	$—	-	16,543,725
Total	$15,679,351	$974,374	$110,000	$110,000	$-	$16,873,725

(a) Remaining 9 months in 2008

25. Off-balance sheet arrangements

At March 31, 2008 and 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

During the period ended March 31, 2008 and 2007, the Company had nine product sectors, five of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering (Henglong), power steering (Jiulong), power steering (Shenyang), power pumps (Zhejiang), and power steering (Wuhu). The other four sectors which were established in 2005, 2006 and 2007 respectively, engaged in the production and sales of sensor modular (USAI), electronic power steering (Jielong), power steering (Hengsheng), and provider of after sales and R&D services (HLUSA).Since the revenues, net income and net assets of these four sectors are less than 10% of its segment in the consolidated financial statements, the Company incorporated these four sectors into “other sectors”.

The Company’s product sectors information is as follows:

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other (1)	Total
For the Three Months Ended:
March 31, 2008
Revenue
Net product sales – external	$14,925,533	$11,269,992	$6,212,496	$3,724,796	$5,295,038	$39,188	—	$41,467,043
Net product sales – internal	7,363,909	598,839	418,131	276,836	—	—	(8,657,715)	—
Gain on other sales	105,119	(8,611)	31,323	(4,172)	12,894	(898)	(1,465)	134,190
Total revenue	$22,394,561	$11,860,220	$6,661,950	$3,997,460	$5,307,932	$38,290	$(8,659,180)	$41,601,233
Net income	$3,708,778	$653,294	$557,154	$410,556	$(213,117)	$(225,865)	$(460,626)	$4,430,174

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other (1)	Total
For the Three Months Ended:
March 31, 2007
Revenue
Net product sales – external	$10,545,718	$7,421,381	$3,317,584	$3,257,331	$3,829,849	$11,529	$—	$28,383,392

Net product sales – internal	6,379,077	1,094,395	603,268	8,729	—	—	(8,085,469)	—

Gain on other sales	114,177	32,050	8,193	(2,546)	—	—	(1,318)	150,556

Total revenue	$17,038,972	$8,547,826	$3,929,045	$3,263,514	$3,829,849	$11,529	$(8,086,787)	$28,533,948

Net income	$1,450,313	$772,381	$358,006	$279,858	$(305,945)	$(70,067)	$(841,445)	$1,643,101

(1)Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

27. Subsequent events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.  Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof.  The Company undertakes no obligation to update these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.  Please see the discussion on risk factors in Item 1A of Part II of this quarterly report on Form 10-Q.

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

Great Genesis Holdings Limited, a company incorporated on January 3, 2003 under The Companies Ordinance in Hong Kong as a limited liability company, “Great Genesis”, is a wholly-owned subsidiary of the Company.

Henglong USA Corporation, “HLUSA”, which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly.

The Company owns the following aggregate net interests in seven Sino-foreign joint ventures organized in the PRC as of March 31, 2008 and 2007 (unaudited).

	Percentage Interest
Name of Entity	March 31,2008	March 31,2007
Shashi Jiulong Power Steering Gears Co., Ltd., ("Jiulong")	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., ("Henglong")	80.00%	44.50%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., (“Shenyang")	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., ("Zhejiang")	51.00%	51.00%
Universal Sensor Application Inc., (“USAI”)	75.90%	85.71%
Wuhan Jielong Electric Power Steering Co., Ltd., (“Jielong”)	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., (“Wuhu”)	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, (“Hengsheng”)	100.00%	-

Jiulong was established in 1993 and mainly engaged in the production of integral power steering gears for heavy-duty vehicles.

Henglong was established in 1997 and mainly engaged in the production of rack and pinion power steering gears for cars and light duty vehicles.

On March 31, 2008, the Company’s wholly-owned subsidiary, Great Genesis and Wiselink, both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, pursuant to which Wiselink agreed to transfer and assign its 35.5% equity interest in Jingzhou Henglong, one of the Company’s currently consolidated subsidiaries, to Great Genesis for a total consideration of US$32,090,000. The Company now holds an 80% equity interest in Jingzhou Henglong.

Under the terms of the above agreement, Great Genesis is deemed to be the owner of the equity concerned commencing from January 1, 2008. The Acquisition is considered as a business combination of companies under common control and is being accounted for in a manner of pooling of interests.

Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

Zhejiang was established in 2002 to focus on power steering pumps.

USAI was established in 2005 and mainly engaged in production and sales of sensor modulars.

Jielong was established in 2006 and mainly engaged in production and sales of electric power steering, “EPS”.

Wuhu was established in 2006 and mainly engaged in production and sales of automobile steering systems.

Hengsheng was established in 2007 and mainly engaged in production and sales of automobile steering systems.

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
			We base our estimate on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers.	• VM (Vehicle Manufacturer) sourcing • VM policy decisions regarding warranty claims ·VMs

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments
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

The Company grants credit to its customers for three to four months based on each customer’s current credit standing and financial data. The Company assesses an allowance on an individual customer basis, under normal circumstances; the Company does not record any provision for doubtful accounts for those accounts receivable amounts which were in credit terms. For those receivables out of credit terms, certain proportional provision, namely 25% to 100%, will be recorded based on respective overdue terms.
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

RESULTS OF OPERATIONS——THREE MONTHS ENDED MARCH 31, 2008 AND 2007:

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage on net sales		Change in percentage
	2008	2007	2007 to 2008
Net sales	100.0%	100.0%	46.1%
Cost of sales	70.5	67.6	52.4
Gross profit	29.5	32.4	32.9
Gain on other sales (a)	0.3	0.4	19.7
Less: operating expenses
Selling expenses	6.0	5.6	55.3
General and administrative expenses	3.9	5.3	7.1
R & D expenses	0.4	0.4	47.1
Depreciation and amortization	3.1	3.1	44.9
Total operating expenses	13.4	14.5	35.1
Operating income	16.4	18.3	30.8
Other income	0.5	0.1	418.6
Financial income (expenses)	-	(1.4)	(105.2)
Income before income tax	16.9	17.0	45.0
Income tax	2.0	4.6	(36.3)
Income before minority interests	14.9	12.5	74.7
Minority interests	4.2	6.7	(7.6)
Net income	10.7%	5.8%	169.6%

NET SALES:

Net sales were $41,467,043 for the three months ended March 31, 2008, as compared to $28,383,392 for the three months ended September 30, 2007, an increase of $13,083,651 or 46.1%.  The increase in net sales in 2008 as compared to 2007 was a result of the following factors::

(1) Increases in the income of Chinese residents and the growth of consumption led to an increase in the sales of passenger vehicles and an increase in the Company’s sales of steering gear and pumps. As a result, sales of steering gear and pumps for domestic passenger vehicles for the three months ended March 31, 2008 were $26,433,067 and $3,724,796, as compared to $17,693,150 and $3,257,33 for the same period of 2007, an increase of $8,739,917 and $467,466, or 49.4% and 14.4%, respectively.

(2) Increased investments and business activities in China led to an increase in sales of commercial vehicles and an increase in the Company’s sales of steering gear and accessories. For the three months ended March 31, 2008, sales of steering gear and accessories for commercial vehicles was $11,269,992, as compared to $7,421,381 for the same period of 2007, an increase of $3,848,610, or 51.9%.

(3) The Company has raised the technological contents in and production efficiency of its products as a result of technological improvement to its production lines, allowing the Company to reduce its costs and, correspondingly, its sales prices which led to increased sales volumes.

GROSS PROFIT

For the three months ended March 31, 2008, gross profit was $12,212,370, as compared to $9,191,906 for the three months ended March 31, 2007, an increase of $3,020,464, or 32.9%.

The increase of sales volume and selling prices contributed to an increase of $8,600,026 in gross profit, while the increase in unit cost resulted in a decrease of $5,579,562 in gross profit.

Gross margin was 29.5% for the three months ended March 31, 2008, a decrease of 2.9% from 32.4% for the same period of 2007, primary due to an increase in materials price and unit cost. The Company plans to take the following measures in the remaining nine months of 2008 to increase gross profit levels and to meet its yearly gross margin target of not less than 30%.

1. Reduce manufacturing costs by optimizing product design and production techniques. During 2008, the Company’s technical personnel will improve product design and production techniques to reduce wastage in the production process and improve manufacturing efficiency, thus reducing costs. The Company estimates the manufacturing costs will be reduced by 1.5% as compared to 2007 as a result of the optimized product design and production techniques.

2. Raise the selling price of commercial vehicles steerings. During the three months ended March 31, 2008, the unit cost of commercial vehicles steerings increased, due to the sharp rise of the prices of steel, its main raw materials. As steel prices are expected to continue to run at a high level in 2008, in order to meet the gross margin target, the Company is negotiating with OEMs to raise the selling of price of commercial vehicles steerings. As of March 31, 2008, the Company has come to an agreement with some of its main customers.

GAIN ON OTHER SALES

Gain on other sales consisted of net amount retained from sales of materials and other assets. For the three months ended March 31, 2008, gain on other sales were $134,190, as compared to $112,094 for the same period of 2007, an increase of $22,096, or 19.7%, mainly due to increased sales of materials.

SELLING EXPENSES

Selling expenses were $2,475,341 for the three months ended March 31, 2008, as compared to $1,593,646 for the same period of 2007, an increase of $881,695 or 55.3%. Material increases were warranty and transportation expenses, an increase of $499,784, or 63.3%, $209,111, or 55.2%, respectively.

The increase in warranty expense and transportation expenses was due to an increase of 46.1% in sales for the three months ended March 31, 2008, as compared to the same period of 2007, so that the warranty reserve and transportation expenses recorded also increased accordingly.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,616,150 for the three months ended March 31, 2008, as compared to $1,509,026 for the same period of 2007, an increase of $107,123, or 7.1%. Material increase was labor insurance expenses.

The increase in labor insurance expenses was mainly due to an increase of housing fund expenses at Henglong and Jiulong for the three months ended March 31, 2008.

There was also a material decrease in the provision for doubtful accounts.  The Company grants credit to its customers, generally on an open account basis. Credit terms, based on each customer’s historical credit standing, is three to four months. In normal circumstances, the Company does not record any provision for doubtful accounts for those accounts receivable amounts which were in credit. For those receivables in excess of credit terms, a provision has been recorded accordingly. During the three months ended March 31, 2008, the Company further tightened its credit control, leading to a decreased accounts receivable balance which was over due, thus recovering part of the provision for doubtful accounts recorded in prior years.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $175,678 for the three months ended March 31, 2008, as compared to $119,465 for the three months ended March 31, 2007 an increase of $56,213, or 47.1%, as a result of the Company’s new product development and more R&D personnel involved with the new product research and development program.

DEPRECIATION AND AMORTIZATION EXPENSE

For the three months ended March 31, 2008, the depreciation and amortization expense, excluding those recorded in cost of sales, was $1,294,727, as compared to $893,251 for the three months ended March 31, 2007, an increase of $401,746, or 44.9%, as a result of the purchase a large amount of equipment to improve the Company’s throughput, so that depreciation expenses also materially increased.

INCOME FROM OPERATIONS

Income from operations was $6,784,664 for the three months ended March 31, 2008, as compared to $5,188,611 for the three months ended March 31, 2007, an increase of $1,596,053, or 30.8%, as a result of an increase of $3,020,464, or 32.9% in gross profit, and an increase of $22,096, or 19.7% in gain on other sales.

OTHER INCOME

Other income was $199,459 for the three months ended March 31, 2008, as compared to $38,462 for the same period of 2007, an increase of $160,997, or 418.6%, primarily as a result of increased government subsidies.

Whether or not a company can receive interest subsidies from the Chinese Government depends on whether the company’s technological improvement has achieved its expected goal of production expansion and quality enhancement.

FINANCIAL EXPENSES

Financial income was $20,693 for the three months ended March 31, 2008, as compared to financial expenses of $394,997 for the three months ended March 31, 2007, a decrease of $415,690, primarily the result of foreign currency exchange income and notes discount for the first quarter of 2008, with increases of $509,785 and $99,449, respectively, as compared to the same period of 2007.

The increase in foreign currency exchange income was mainly due to US dollar exchange rate continuing to fall. For the first quarter of 2008, the US dollar exchange rate fell 3.91%, far higher than 0.95% for the same period of 2007. Compared to the same period of 2007, US dollar liabilities for the first quarter of 2008 increased significantly. Accordingly, the exchange income from US dollar liabilities increased.

The increase in notes discount was due to issuance of $35,000,000 convertible liabilities, which created $99,449 notes discount in the first quarter of 2008, and there was no such amount in the same period of 2007.

INCOME BEFORE INCOME TAXES

Income before income taxes was $7,004,816 for the three months ended March 31, 2008, as compared to $4,832,076 for the three months ended March 31, 2007, an increase of $2,172,740, or 45.0%, as a result of an increase in income from operations of $1,596,053, or 30.8%, an increase in other income of $160,997, or 418.6%, and a decrease in financial expenses of $412,560.

INCOME TAXES

Income tax expense was $824,395 for the three months ended March 31, 2008, as compared to $1,294,080 for the three months ended March 31, 2007, a decrease of $469,685, or 36.3%, mainly because of:

1. Increased income before income taxes resulting in increased income taxes of $26,257.

2. The Company has received an income tax refund of $267,844 for domestic equipment purchased during the three months ended March 31, 2008, and there was no such amount for the same period of 2007.

3. One of the Company’s Sino-foreign joint ventures, Jiulong, implemented a new policy of income tax in 2008. Jiulong was subject to a country income tax rate of 25%, which was decreased from 30%. This decrease in income tax rate led to a decreased income tax of $66,112.

4. An increase in deferred income taxes assets led to a decreased income tax of $161,985.

INCOME BEFORE MINORITY INTERESTS

Income before minority interests was $6,180,421 for the three months ended March 31, 2008, as compared to $3,537,996 for the three months ended March 31, 2007, an increase of $2,642,425, or 74.7%, as a result of an increase in income before income taxes of $2,172,740, or 45.0%, and a decrease in income taxes of $469,685, or 36.3%.

MINORITY INTERESTS

Minority interests in the earnings of the Sino-foreign Joint-ventures amounted to $1,750,247 for the three months ended March 31, 2008, as compared to $1,894,895 for the three months ended March 31, 2007, a decrease of $144,648 ,or 7.6%.

The Company owns different equity interest in eight Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these eight Sino-foreign joint ventures were consolidated in the Company’s financial statements of March 31, 2008 and 2007. The Company records the minority interests' share in the earnings of the respective Sino-foreign joint ventures for each period.

In 2008, minority interest decreased significantly as compared to 2007, primarily after the Company acquired an additional 35.5% equity interest in Jingzhou Henglong, which was owned by minority interests. Therefore, although the income increased, the income of the minority interest decreased.

NET INCOME

Net income was $4,430,174 for the three months ended March 31, 2008, as compared to a net income of $1,643,101 for the three months ended March 31, 2007, an increase of $2,787,073, or 169.6%, as a result of an increase in income before minority interest of $2,642,425, or 74.7%, and a decrease in minority interest of $144,648, or 7.6%.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources and use of cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and notes and internally generated cash. As of March 31, 2008, the Company had cash and cash equivalents of $49,962,022, as compared to $17,362,082 as of March 31, 2007, an increase of $32,599,940, or 187.8%.

The Company had working capital of $43,046,747 as of March 31, 2008, as compared to $32,167,634 as of March 31, 2007, an increase of $10,879,113, or 33.8%.

Financing activities:

For the Company’s bank loans and banker’s acceptance bill facilities, the Company’s banks require the Company to sign documents to repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, it can extend such one year facilities for another year.

The Company had bank loans maturing in less than one year of $13,819,632 and bankers’ acceptances of $16,516,182 as of March 31, 2008, including $1,582,870 which was not a part of the line of credit and fully mortgaged by notes receivable.

The Company currently expects to be able to obtain similar bank loans and bankers’ acceptance bills in the future if it can provide adequate mortgage security following the termination of the above mentioned agreements. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptance bills will be devalued by approximately $2,973,552. If the Company wishes to obtain the same amount of bank loans and banker's acceptance bills, it will have to provide $2,973,552 additional mortgages. The Company can obtain a reduced line of credit with a reduction of $1,744,705, if it cannot provide additional mortgages, $2,973,552 at 59% mortgage rates. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity. On February 15, 2008, the Company issued $35,000,000 of convertible notes to Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P., maturing in 5 years.

(a) Bank loans

As of March 31, 2008, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Amount available	Amount borrowed
Comprehensive credit facilities	Bank of China	$8,405,756	$6,303,234

Comprehensive credit facilities	China Construction Bank	9,260,578	8,049,580

Comprehensive credit facilities	CITIC Industrial Bank	3,989,172	3,846,702

Comprehensive credit facilities	Shanghai Pudong Development Bank	6,411,170	5,209,574

Comprehensive credit facilities	Jingzhou Commercial Bank	11,397,635	3,256,662

Comprehensive credit facilities	Industrial and Commercial Bank of China	2,074,370	458,755

Comprehensive credit facilities	China Merchants Bank Co. Ltd	2,137,057	488,674

Comprehensive credit facilities	Bank of Communications Co., Ltd	2,849,409	1,139,763

Total		$46,525,146	$28,752,944

The Company may request banks to issue notes payable or bank loans within its credit line using a 364-day revolving line.

The Company refinanced its short-term debt during early 2008 at annual interest rates of 6.12% to 7.72%, and for terms of six to twelve months. Pursuant to the refinancing arrangement, the Company pledged $13,000,969 of equipment, $3,991,480 of land use rights and $3,156,447 of buildings as security for its comprehensive credit facility with the Bank of China; pledged $2,907,322 of land use rights and $4,140,504 of buildings as security for its comprehensive credit facility with CITIC Industrial Bank; pledged $7,397,051 of buildings and $944,066 of notes receivable as security for its comprehensive credit facility with Shanghai Pudong Development Bank; pledged notes receivable at equivalent amount to credit line as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; pledged $1,534,311 of land use rights and $1,036,555 of buildings as security for its comprehensive credit facility with Industrial and Commercial Bank of China; pledged $10,143,422 of land use rights and $4,437,530 of buildings as security for its comprehensive credit facility with China Construction Bank; and pledged $706,653 of notes receivable as security for its comprehensive credit facility with China Merchants Bank Co., Ltd. Wuhu, one of the Company’s Joint-venture companies, entered into a comprehensive credit facility of $2,849,409 with Bank of Communication Co., Ltd., which was secured by Jiulong, the other Joint-venture company of the Company. Zhejiang, one of the Company’s Joint-venture companies, entered into a comprehensive credit facility of $2,137,057 with China Merchants Bank Co. Ltd., which was secured by Henglong, another Joint-venture company of the Company.

(b) Financing from investors:

On February 15, 2008, the Company sold $30,000,000 and $5,000,000 convertible notes to Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P., respectively, which can be repaid in cash or conversion into common stock of the Company on the maturity date (February 15, 2013). The convertible notes can be converted to the Company’s common stock as $8.8527 per share.

If the Company fails to obtain the same or similar terms for any debt or equity refinancing to meet its debt obligations, or if the Company fails to obtain extensions of the maturity dates of these obligations as they become due, its overall liquidity and capital resources will be adversely affected.

If the aforementioned convertible notes cannot convert into the Company’s common stock when they mature, or the investors require the Company to redeem the convertible notes in advance for other reasons, and if at that time the Company cannot issue new notes or stock to refinance, or acquire enough bank loans, or cannot extend the maturity dates of such notes, the Company’s liquidity and capital resources will be adversely affected.

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term bank loan	$13,819,632	$13,819,632	—	—	—
Notes payable	16,516,182	16,516,182	—	—	—
Other contractual purchase commitments, including information technology	16,873,725	15,679,351	1,084,374	110,000	—

Total	$47,209,539	$46,015,165	$1,084,374	$110,000	$—

Short-term bank loans:

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of March 31, 2008:

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of payment	Amount Payable on Due Date
Bank of China	Working Capital	14-Jun-07	1	6.57%	Pay monthly	14-Jun-08	1,424,704
Bank of China	Working Capital	29-Dec-07	1	7.47%	Pay monthly	29-Dec-08	712,352
CITIC Industrial Bank	Working Capital	17-Apr-07	1	6.39%	Pay monthly	17-Apr-08	997,293
CITIC Industrial Bank	Working Capital	27-Jun-06	1	6.57%	Pay monthly	27-Jun-08	2,849,409
China Construction Bank	Working Capital	29-May-07	1	6.57%	Pay monthly	29-May-08	1,424,704
China Construction Bank	Working Capital	30-Jul-07	1	6.84%	Pay monthly	30-Jul-08	1,424,704
China Construction Bank	Working Capital	23-Aug-07	0.9	7.72%	Pay monthly	31-Jul-08	2,137,057
Bank of Shanghai Pudong Development	Working Capital	18-Oct-07	1	7.47%	Pay monthly	18-Oct-08	2,849,409
	Total						13,819,632

The Company must use the loans for the purposes described in the table. If the Company fails, it will be charged a penalty interest at 100% of the specified loan rate. The Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged a compound interest at the specified rate. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of March 31, 2008, and will continue to comply with them.

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of March 31, 2008:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	Apr-08	$4,026,666
Working Capital	3-6	May-08	$2,194,900
Working Capital	3-6	Jun-08	$3,337,712
Working Capital	3-6	Jul-08	$2,471,150
Working Capital	3-6	Aug-08	$2,006,513
Working Capital	3-6	Sep-08	$2,479,242
Total			$16,516,182

The Company must use the loan for the purposes described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment to the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of March 31, 2008, and will continue to comply with them.

The Company had approximately $6,873,725 of capital commitments as of March 31, 2008, arising from equipment purchases for expanding production capacity. The Company intends to disperse $5,679,351 in the remaining three months of 2008 using its working capital. Management believes that it will not have a material adverse effect on the Company’s liquidity.

Cash flows:

(a) Operating activities

Net cash used in operations during the three months ended March 31, 2008 was $274,256, compared with net cash $1,805,596 generated from the same period of 2007, a decrease of $2,079,852, primarily due to a great increase in accounts and notes receivable from January to March, 2008, compared with the same period of 2007.

The net cash used in operations was decreased during the three months ended March 31, 2008. First, cash outflow increased by $6,348,343 owing to increased accounts receivables, compared with the fourth quarter of 2007, mainly due to an increase in sales for the quarter ended March 31, 2008 of 10.0%. The credit terms on sale of goods between customers and the Company generally range from 3 - 4 months, which resulted in increased accounts receivable as sales increased. This is a normal capital circulation and the Company believes that it will not have a material adverse effect on its future cash flows. Second, cash outflow increased by $3,762,264 owing to increased notes receivable, mainly due to the Company having sufficient working capital and having less notes receivable discounted in this quarter. Since the notes receivable were based on bank credit standing, they may turn into cash any time the Company elects. Therefore, the increase of notes receivable will not have a material adverse effect on the Company’s future operating activities.

(b) Investing activities

The Company expended net cash of $3,526,190 in investment activities during the three months ended March 31, 2008, and $2,743,661 during the same period of 2007.

Compared with the same period of 2007, cash used in the first quarter of 2008 on investment activities increased $782,529, or 28.5%, mainly as a result of the purchase of additional equipment for production facilities expansion.

(c) Financing activities

During the three months ended March 31, 2008, the Company obtained net cash of $33,505,001 in financing activities, as compared to expanding net cash of $9,118,353 through financing activities for the same period of 2007, an increase of $42,623,354 as a result of the following factors:

During the three months ended March 31, 2008, the Company sold $30,000,000 and $5,000,000 of convertible notes to Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P., respectively. During the same period in 2007, we issued 108,121 shares of common stock and raised $1,145,500. As a result, the Company has increased cash of $33,854,500.

During the three months ended March 31, 2008, the Company expended a lower cash amounts of $6,338,929 on bank loan repayment than that of the same period of 2007, primarily due to the Company having to repay bank loans of $7,051,282 and reducing bank credit lines due to insufficient mortgages in the same period of 2007. In the first quarter of 2008, the Company only repaid $712,353 loans due to maturity.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2008 and 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual payment obligations and commitments as of March 31, 2008:

	Payment Obligations by Period
	2008 (a)	2009	2010	2011	Thereafter	Total
Obligations for service agreements	-	$110,000	$110,000	$110,000	$-	$330,000
Obligations for purchasing agreements	15,679,351	864,374	—	—	-	16,543,725
Total	$15,679,351	$974,374	$110,000	$110,000	$-	$16,873,725

(a) Remaining 9 months in 2008

SUBSEQUENT EVENTS

None

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

( a )  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Company files with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

( b )  CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

ITEM 1A	RISK FACTORS

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

We have no operations independent of those of Great Genesis and its subsidiaries, and our principal assets are our investments in Great Genesis and its subsidiaries.  As a result, we are dependent upon the performance of Great Genesis and its subsidiaries and will be subject to the financial, business and other factors affecting Great Genesis as well as general economic and financial conditions.  As substantially all of our operations are and will be conducted through our subsidiaries, we will be dependent on the cash flow of our subsidiaries to meet our obligations.

Because virtually all of our assets are and will be held by operating subsidiaries, the claims of our stockholders will be subordinate to all existing and future liabilities and obligations, and trade payables of such subsidiaries.  In the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be available to satisfy the claims of our stockholders only after all of our and our subsidiaries’ liabilities and obligations have been paid in full.

The Senior Convertible Notes are our unsecured obligations, but are not obligations of our subsidiaries. In addition, our secured commercial debt is senior to the Senior Convertible Notes.

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

For the quarter ended March 31, 2008, approximately 13.1% of our sales were to Chery Automobile Co., Ltd, approximately 11.3% were to Brilliance China Automotive Holdings Limited, approximately 11.5% were to Beiqi Foton Motor Co., Ltd, and approximately 10.2% were to Zhejiang Geely Holding Co., Ltd, our four largest customers. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect our business.

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

Our ability to operate our business and implement our strategies effectively depends on the efforts of our executive officers and other key employees.  We depend on the continued contributions of our senior management and other key personnel.  Our future success also depends on our ability to identify, attract and retain highly skilled technical staff, particularly engineers and other employees with electronics expertise, and managerial, finance and marketing personnel.  We do not maintain a key person life insurance policy on Mr. Hanlin Chen or Mr. Qizhou Wu.  The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could substantially harm our business.

Our management controls approximately 80.17% of our outstanding common stock and may have conflicts of interest with our minority stockholders.

Members of our management beneficially own approximately 80.17% of the outstanding shares of our common stock.  As a result, these majority stockholders have control over decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders, which could result in the approval of transactions that might not maximize stockholders’ value.  Additionally, these stockholders control the election of members of our board, have the ability to appoint new members to our management team and control the outcome of matters submitted to a vote of the holders of our common stock.  The interests of these majority stockholders may at times conflict with the interests of our other stockholders. The Henglong Acquisition is a transaction involving us and a counterparty controlled by Mr. Hanlin Chen, our Chairman and controlling stockholder. We regularly engage in transactions with entities controlled by one of more of our officers and directors.

Covenants contained in the Securities Purchase Agreement and the Senior Convertible Notes may restrict our operating flexibility.

There is a limited public float of our common stock, which can result in our stock price being volatile and prevent the realization of a profit on resale of our common stock or derivative securities.

There is a limited public float of our common stock. Of our outstanding common stock, approximately 19.83% is considered part of the public float.  The term “public float” refers to shares freely and actively tradable on the NASDAQ GlobalMarket and not owned by officers, directors or affiliates, as such term is defined under the Securities Act.  As a result of the limited public float and the limited trading volume on some days, the market price of our common stock can be volatile, and relatively small changes in the demand for or supply of our common stock can have a disproportionate effect on the market price for our common stock. This stock price volatility could prevent a securityholder seeking to sell our common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

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

The Chinese Government could change its policies toward private enterprise, which could adversely affect our business.

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

The Chinese Government’s macroeconomic policies could have a negative effect on our business and results of operations

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

Because the Chinese legal system is not fully developed, our and the securityholders’ legal protections may be limited.

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

All of our assets are located in China and three of our directors and officers are non-residents of the United States, and all or substantial portions of the assets of such non-residents are located outside the United States.  As a result, it may not be possible to effect service of process within the United States upon such persons to originate an action in the United States.  Moreover, there is uncertainty that the courts of China would enforce judgments of U.S. courts against us, our directors or officers based on the civil liability provisions of the securities laws of the United States or any state, or an original action brought in China based upon the securities laws of the United States or any state.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

None

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123.)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002.)

10.1
Registration Rights Agreement dated March 20, 2006 between us and Cornell Capital Partners, LP (Incorporated by reference to our Form S-3 Registration Statement (File No. 333 - 133331) filed on April 17, 2006)

10.2
Investor Registration Rights Agreement dated March 20, 2006 between us and Cornell Capital Partners, LP. (Incorporated by reference to our Form S-3 Registration Statement (File No. 333 - 133331) filed on April 17, 2006)

10.3
Warrant to purchase 86,806 shares of common stock at $14.40 per share, issued to Cornell Capital Partners, LP. (Incorporated by reference to our Form S-3 Registration Statement (File No. 333 - 133331) filed on April 17, 2006 )

10.4
Warrant to purchase 69,444 shares of common stock at $18.00 per share, issued to Cornell Capital Partners, LP. (Incorporated by reference to our Form S-3 Registration Statement (File No. 333 - 133331) filed on April 17, 2006 )

10.5
Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Hongkong Great Genesis Group Co., Ltd. and Wuhu Chery Technology Co., Ltd. (Incorporated by reference to the exhibit 10.8 to our Form 10Q Quarterly Report on May 10, 2006 )

10.6
Securities Purchase Agreement dated February 1, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (Incorporated by reference to our Form 10-K for the year ended December 31, 2007.)

10.7	Securities Purchase Agreement dated February 15, 2008 between us and the investors. (Incorporated by reference to our Form 10-K for the year ended December 31, 2007.)

10.8
Escrow Agreement dated February 15, 2008 among us, U.S. Bank National Association, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (Incorporated by reference to our Form 10-K for the year ended December 31, 2007.)

10.9
Registration Rights Agreement dated February 15, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (Incorporated by reference to our Form 10-K for the year ended December 31, 2007.)

10.10
Senior Convertible Note dated February 15, 2008 in the original principal amount of $8,571,429 issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (Incorporated by reference to our Form 10-K for the year ended December 31, 2007.)

10.11
Senior Convertible Note dated February 15, 2008 in the original principal amount of $6,428,571 issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (Incorporated by reference to our Form 10-K for the year ended December 31, 2007.)

10.12
Senior Convertible Note dated February 15, 2008 in the original principal amount of $15,000,000 issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (Incorporated by reference to our Form 10-K for the year ended December 31, 2007.)

10.13
Closing Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (Incorporated by reference to our Form 10-K for the year ended December 31, 2007.)

10.14
Escrow Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (Incorporated by reference to our Form 10-K for the year ended December 31, 2007.)

10.15
Senior Convertible Note dated February 15, 2008 in the original principal amount of $1,428,571 issued by us in favor of YA Global Investments, L.P. (Incorporated by reference to our Form 10-K for the year ended December 31, 2007.)

10.16
Senior Convertible Note dated February 15, 2008 in the original principal amount of $1,071,429 issued by us in favor of YA Global Investments, L.P. (Incorporated by reference to our Form 10-K for the year ended December 31, 2007.)

10.17
Senior Convertible Note dated February 15, 2008 in the original principal amount of $2,500,000 issued by us in favor of YA Global Investments, L.P. (Incorporated by reference to our Form 10-K for the year ended December 31, 2007.)

10.18
Closing Warrant to purchase 94,133 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by us in favor of YA Global Investments, L.P. (Incorporated by reference to our Form 10-K for the year ended December 31, 2007.)

10.19
Escrow Warrant to purchase 94,133 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by us in favor of YA Global Investments, L.P. (Incorporated by reference to our Form 10-K for the year ended December 31, 2007.)

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: May 14, 2008	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: May 14, 2008	By:	/s/ Jie Li
Jie Li
Chief Financial Officer