Form 10-Q
period 2008-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2008-08-12
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

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

Yes ☐  No ☒

As of June 30, 2008, the Company had 26,983,244 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,
	2008	2007
Net product sales, including $747,405 and $1,173,244 to related parties for the three months ended June 30, 2008 and 2007	$46,508,340	$36,312,338
Cost of product sold, including $2,651,000 and $1,414,954 purchased from related parties for the three months ended June 30, 2008 and 2007	32,045,336	24,218,532
Gross profit	14,463,004	12,093,806
Add: Gain on other sales	117,710	147,993
Less: Operating expenses-
Selling expenses	2,936,835	2,813,166
General and administrative expenses	4,151,633	2,080,578
R&D expenses	563,295	468,517
Depreciation and amortization	1,451,064	935,173
Total Operating expenses	9,102,827	6,297,434
Income from operations	5,477,887	5,944,365
Add: Other income, net (note 20)	—	—
Financial income (expenses) net (note 21)	(459,140)	(16,495)
Gain (loss) on change in fair value of derivative	995,153	—
Income before income taxes	6,013,900	5,927,870
Less: Income tax expenses (benefits) (note 22)	(415,458)	1,067,535
Income before minority interests	6,429,358	4,860,335
Less: Minority interests	1,685,003	2,405,181
Net income	$4,744,355	$2,455,154
Net income per common share-
Basic	$0.19	$0.10
Diluted (note 2)	$0.18	$0.10

Weighted average number of common shares outstanding –
Basic	24,880,071	23,959,702
Diluted	28,834,380	23,962,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2008	2007
Net income	$4,744,355	$2,455,154
Other comprehensive income:
Foreign currency translation gain	2,350,934	1,265,553
Comprehensive income	$7,095,289	$3,720,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Six Months Ended June 30,
	2008	2007
Net product sales, including $2,798,487 and $2,075,828 to related parties for the six months ended June 30, 2008 and 2007	$87,975,383	$64,695,730
Cost of product sold, including $4,603,390 and $2,466,434 purchased from related parties for the six months ended June 30, 2008 and 2007	61,300,009	43,410,018
Gross profit	26,675,374	21,285,712
Add: Gain on other sales	251,900	260,087
Less: Operating expenses-
Selling expenses	5,412,176	4,406,812
General and administrative expenses	5,767,783	3,589,605
R&D expenses	738,973	587,982
Depreciation and amortization	2,745,791	1,828,424
Total Operating expenses	14,664,723	10,412,823
Income from operations	12,262,551	11,132,976
Add: Other income, net (note 20)	199,459	38,462
Financial income (expenses) net (note 21)	(438,447)	(411,492)
Gain (loss) on change in fair value of derivative	995,153	—
Income before income taxes	13,018,716	10,759,946
Less: Income tax expenses (note 22)	408,937	2,361,615
Income before minority interests	12,609,779	8,398,331
Less: Minority interests	3,435,250	4,300,076
Net income	$9,174,529	$4,098,255
Net income per common share-
Basic	$0.37	$0.17
Diluted (note 2)	$0.36	$0.17

Weighted average number of common shares outstanding –
Basic	24,422,429	23,948,950
Diluted	27,394,392	23,956,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Six Months Ended June 30,
	2008	2007
Net income	$9,174,529	$4,098,255
Other comprehensive income:
Foreign currency translation gain	4,734,820	1,265,553
Comprehensive income	$13,909,349	$5,363,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,431,206	$19,487,159
Pledged cash deposits (note 3)	4,356,164	4,645,644
Accounts and notes receivable, net, including $989,921 and $1,869,480 from related parties at June 30, 2008 and December 31, 2007, net of an allowance for doubtful accounts of $3,460,274 and $3,827,838 at June 30, 2008 and December 31, 2007 (note 4)	104,331,962	82,022,643
Advance payments and other, including $502,729 and $55,323 to related parties at June 30, 2008 and December 31, 2007	2,459,167	922,578
Inventories (note 6)	26,210,406	20,193,286
Total current assets	$165,788,905	$127,271,310
Long-term Assets:
Property, plant and equipment, net (note 7)	$49,349,170	$46,585,041
Intangible assets, net (note 8)	605,548	589,713
Other receivables, net, including $499,595 and $638,826 from related parties at June 30, 2008 and December 31, 2007, net of an allowance for doubtful accounts of $1,157,549 and $652,484 at June 30, 2008 and December 31, 2007 (note 5)	898,728	888,697
Advance payments for property, plant and equipment, including $2,881,471 and $1,560,378 to related parties at June 30, 2008 and December 31, 2007.	9,454,039	6,260,443
Long-term investments	78,727	73,973
Deferred income tax assets	1,801,170	1,315,510
Total assets	$227,976,287	$182,984,687
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans (note 9)	$7,289,586	$13,972,603
Accounts and notes payable, including $1,028,014 and $1,134,817 to related parties at June 30, 2008 and December 31, 2007 (note 10)	60,059,051	47,530,383
Customer deposits	600,163	135,627
Accrued payroll and related costs	2,819,597	2,664,464
Accrued expenses and other payables (note 11)	13,714,500	14,938,055
Accrued pension costs (note 12)	4,016,853	3,622,729
Taxes payable (note 13)	7,077,652	9,080,493
Amounts due to shareholders/directors (note 14)	250,820	304,601
Total current liabilities	$95,828,222	$92,248,955
Long-term liabilities:
Advances payable (note 15)	355,665	334,600
Derivative liabilities(note 16)	927,047	—
Convertible notes payable, net (note 17)	32,678,740	—
Total liabilities	$129,789,674	$92,583,555
Minority interests (note 18)	$20,769,924	$23,166,270
Related Party Translations (note 24)
Commitments and contingencies (note 25)
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares, Issued and outstanding – None	$—	$—
Common stock, $0.0001 par value - Authorized - 80,000,000 shares
Shares Issued and Outstanding - 26,983,244 shares and 23,959,702 shares at June 30, 2008 and December 31, 2007, respectively	2,698	2,396
Additional paid-in capital (note 19)	26,398,126	30,125,951
Retained earnings-
Appropriated	7,525,777	7,525,777
Unappropriated	32,765,804	23,591,275
Accumulated other comprehensive income	10,724,284	5,989,463
Total stockholders' equity	$77,416,689	$67,234,862
Total liabilities and stockholders' equity	$227,976,287	$182,984,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Period Ended June 30, 2008 (unaudited) and 2007

	Common Stock			Retained Earnings
	Shares	Par value	Additional Paid-in Capital	Appropriated	Unappropriated	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2006	23,851,581	$2,385	$28,651,959	$6,209,909	$16,047,237	$2,468,800	$53,380,290
Foreign currency translation gain	—	—	—	—	—	3,520,663	3,520,663
Sale of common stock	108,121	11	1,145,489	—	—	—	1,145,500
Increase in connection with minority shareholders’ abandonment of all its right and interest in Joint-venture	—	—	174,828	—	—	—	174,828
Issuance of stock options to independent directors	—	—	153,675				153,675
Net income for the year ended December 31, 2007	—	—	—	—	8,859,906	—	8,859,906
Appropriation of retained earnings	—	—	—	1,315,868	(1,315,868)	—	—
Balance at December 31, 2007	23,959,702	$2,396	$30,125,951	$7,525,777	$23,591,275	$5,989,463	$67,234,862
Foreign currency translation gain	—	—	—	—	—	4,734,821	4,734,821
Difference between the book value of and Consideration paid for the 35.5% equity interest of Henglong	—	—	(25,912,921)	—	—	—	(25,912,921)
Issuance of common stock	3,023,542	302	22,089,696				22,089,998
Net income for the period ended June 30, 2008	—	—	—	—	9,174,529	—	9,174,529
Issuance of stock options to independent directors	—	—	95,400	—	—	—	95,400
Balance at June 30, 2008 (unaudited)	26,983,244	$2,698	$26,398,126	$7,525,777	$32,765,804	$10,724,284	$77,416,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$9,174,529	$4,098,255
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Minority interests	3,435,250	4,300,076
Stock-based compensation	95,400	—
Depreciation and amortization	4,766,575	3,440,985
Allowance for doubtful accounts (Recovered)	218,515	(107,765)
Deferred income taxes assets	(398,551)	—
Amortization for discount of convertible note payable	181,328	—
Gain (loss) on change in fair value of derivative	(995,153)	—
Other operating adjustments	(4,203)	5,622
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	602,009	734,198
Accounts and notes receivable	(16,249,120)	(11,092,496)
Advance payments and other	(1,444,927)	(280,899)
Inventories	(4,680,059)	(1,425,194)
Increase (decrease) in:
Accounts and notes payable	9,349,207	3,825,270
Customer deposits	456,276	116,009
Accrued payroll and related costs	(13,849)	457,740
Accrued expenses and other payables	699,033	(537,559)
Accrued pension costs	155,338	68,177
Taxes payable	(2,591,573)	1,520,988
Advances payable	(2,876)	—
Net cash provided by (used in) operating activities	$2,753,149	$5,123,407
Cash flows from investing activities:
(Increase) decrease in other receivables	(408,139)	(34,753)
Cash received from equipment sales	96,317	146,412
Cash paid to acquire property, plant and equipment	(7,573,715)	(6,064,201)
Cash paid to acquire intangible assets	(101,601)	(28,717)
Cash paid for the acquisition of 35.5% of Henglong	(10,000,000)	—
Net cash (used in) investing activities	$(17,987,138)	$(5,981,259)
Cash flows from financing activities:
(Decrease) in proceeds from bank loans	(7,564,564)	(4,156,545)
Dividends paid to the minority interest holders of Joint-venture companies	(4,697,780)	(4,377,448)
(Decrease) in amounts due to shareholders/directors	(82,610)	100
Proceeds from issuance of common stock	—	1,145,500
Proceeds from issuance of convertible note payable	35,000,000	—
Net cash provided by (used in) financing activities	$22,655,046	$(7,388,393)
Cash and cash equivalents effected by foreign currency	$1,522,990	$455,351
Net increase (decrease) in cash and cash equivalents	8,944,047	(7,790,894)
Cash and cash equivalents at beginning of period	19,487,159	27,418,500
Cash and cash equivalents at end of period	$28,431,206	$19,627,606

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Six Months Ended June 30,
	2008	2007
Cash paid for interest	$501,138	$422,902
Cash paid for income taxes	$2,019,073	$366,832

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Six Months Ended June 30,
	2008	2007
Acquisition of 35.5% of Henglong from the minority shareholder on a cashless basis	$(22,090,000)	$—
Liability result from issuance of common stock to acquire 35.5% of Henglong's equity	22,090,000	—
Issuance of a warrants to purchase common stock	798,626	—
Derivative liabilities	1,703,962	—
Warrants and derivative liabilities for issuance of Convertible Debt are considered as discount of Convertible Debt.	(2,502,588)	—
Decrease in minority interests as a result of minority shareholder’s withdrawal from Joint-venture.	—	(2,830,545)
Withdrawal of invested intangible assets by minority shareholder of Joint-venture.	—	2,600,204
Increase in equity in connection with minority shareholder’s withdrawal from Joint-venture.	$—	$230,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months and Six Months Ended June 30, 2008 and 2007

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

The Company owns the following aggregate net interests in eight Sino-foreign joint ventures organized in the PRC as of June 30, 2008 and 2007.

	Percentage Interest
Name of Entity	June 30, 2008	June 30, 2007
Shashi Jiulong Power Steering Gears Co., Ltd., "Jiulong"	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., "Henglong"	80.00%	44.50%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang"	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., "Zhejiang"	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	75.90%	85.71%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	—

Jiulong was established in 1993 and mainly engaged in the production of integral power steering gears for heavy-duty vehicles.

Henglong was established in 1997 and mainly engaged in the production of rack and pinion power steering gear for cars and light duty vehicles.

On March 31, 2008, the Company’s wholly-owned subsidiary, Great Genesis, and Wiselink, both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, the “Henglong Agreement”, pursuant to which Wiselink agreed to transfer and assign its 35.5% equity interest in Jingzhou Henglong, one of the Company’s currently consolidated subsidiaries, to Great Genesis for a total consideration of US$32,090,000. The Company now holds an 80% equity interest in Jingzhou Henglong.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the six months ended June 30, 2008 and 2007, the accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The subsidiaries include eight Sino-foreign Joint-ventures mentioned in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Income Per Share - Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated based on the treasury stock method, assuming the issuance of common shares, if dilutive, resulting from the exercise of warrants. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the “if converted” method.

The calculations of diluted income per share were:

	Three Months Ended June 30,
	2008	2007
Numerator:
Net income	$4,744,355	$2,455,154
Add: interest expenses of convertible notes payable	262,500	—
Add: Amortization for discount of convertible notes payable	81,879	—
	$5,088,734	$2,455,154
Denominator:
Weighted average shares outstanding	24,880,071	23,959,702
Effect of dilutive securities	3,954,309	2,451
	28,834,380	23,962,153
Net income per common share- diluted	$0.18	$0.10

	Six Months Ended June 30,
	2008	2007
Numerator:
Net income	$9,174,529	$4,098,255
Add: interest expenses of convertible notes payable	393,750	—
Add: Amortization for discount of convertible notes payable	181,328	—
	$9,749,607	$4,098,255
Denominator:
Weighted average shares outstanding	24,422,429	23,948,950
Effect of dilutive securities	2,971,963	7,790
	27,394,392	23,956,740
Net income per common share- diluted	$0.36	$0.17

During the three months and six months ended June 30, 2008, the options and warrants outstanding have not been included in the computation of diluted income per share, except the options issued on June 26, 2008, because such inclusion would have had an anti-dilutive effect. The shares issuable upon conversion of Convertible Debt have been included in the computation.

During the three months and six months ended June 30, 2007, the 156,250 shares underlying warrants issued to Cornell Capital Partners, LP on March 20, 2006, and 22,500 options issued to independent directors on July 16, 2006 have not been included in the computation of diluted income per share because such inclusion would have had an anti-dilutive effect.

Stock-Based Compensation - The Company may periodically issue shares of common stock for services rendered or for financing costs. Such shares will be valued based on the market price on the transaction date. The Company may periodically issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. As of June 30, 2008, the Company has issued 112,500 stock options under this plan and there remain 2,087,500 stock options issuable in the future.

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

Financial instruments - Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying, e.g. interest rate, security price or other variable, require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

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

Fair Value Measurements-Effective January 1, 2008, we adopted the provisions of FAS 157, Fair Value Measurements, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of FAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No.157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the three months and six months ended June 30, 2008 and 2007.

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

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

3. Pledged cash deposits

The Company’s pledged cash deposits at June 30, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
Pledged as guarantee for the Company's notes payable	$4,356,164	$4,645,644
Balance at the end of the period	$4,356,164	$4,645,644

4. Accounts and notes receivable

The Company’s accounts receivable at June 30, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
Accounts receivable	$63,755,685	$49,605,411
Notes receivable	44,098,047	36,245,070
Less: allowance for doubtful accounts	(3,521,770)	(3,827,838)
Balance at the end of the period	$104,331,962	$82,022,643

Notes receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The activity in the Company’s allowance for doubtful accounts during the six months ended June 30, 2008 (unaudited) and the year ended December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007

Balance at beginning of period	$3,827,838	$4,086,218
Less: amounts recovered during the period	(535,271)	(532,392)
Add: foreign currency translation	229,203	274,012
Balance at the end of the period	$3,521,770	$3,827,838

5. Other receivables

The Company’s other receivables at June 30, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007

Other receivables	$2,056,277	$1,541,181
Less: allowance for doubtful accounts	(1,157,549)	(652,484)
Balance at the end of the period	$898,728	$888,697

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.

The activity in the Company’s allowance for doubtful accounts of other receivable during the six months ended June 30, 2008 (unaudited) and the year ended December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
Balance at beginning of the period	$652,484	$898,203
Add: amounts provided (recovered) during the period	461,011	(297,870)
Add: foreign currency translation	44,054	52,151
Balance at the end of the period	$1,157,549	$652,484

6. Inventories

The Company’s inventories at June 30, 2008 (Unaudited) and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Raw materials	$8,934,533	$7,904,167
Work in process	5,090,063	4,181,248
Finished goods	13,608,943	9,586,709
	27,633,539	21,672,124
Less: provision for loss	(1,423,133)	(1,478,838)
Balance at the end of the period	$26,210,406	$20,193,286

7. Property, plant and equipment

The Company’s property, plant and equipment at June 30, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
Land use rights and buildings	$25,626,832	$23,101,634
Machinery and equipment	49,142,700	42,512,900
Electronic equipment	4,100,531	3,480,008
Motor vehicles	2,630,378	2,427,375
Construction in progress	491,177	1,542,865
	81,991,618	73,064,782
Less: Accumulated depreciation	(32,642,448)	(26,479,741)
Balance at the end of the period	$49,349,170	$46,585,041

Depreciation charge for the six months ended June 30, 2008 and the year ended December 31, 2007 are $4,641,957 and $7,079,313 respectively.

8. Intangible assets

The activities in the Company’s intangible asset account at June 30, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
Balance at beginning of period	$589,713	$3,140,548
Add: additions during the period-
Patent technology	—	144,390
Management software license	101,601	143,356
Less: decrease during the period-
Patent technology*	—	(2,600,204)
Foreign currency translation	38,852	31,856
	730,166	859,946
Less: Amortization at end of the period	(124,618)	(270,233)
Balance at the end of the period	$605,548	$589,713

*When USAI was established in 2005, Sensor contributed $3,000,000 as capital, being the fair market value of the intangible assets, namely the sensor product and the technology for sensor production, as well as the Joint-venture’s technical personnel training. As of March 30, 2007 Sensor withdrew from USAI, abandoned all its right and interest of the Joint-venture, and repossessed the rights to the intangible assets at the carrying value of the intangible assets was $2,600,204.

9. Bank loans

At June 30, 2008, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $7,289,586, with weighted average interest rate at 7.06% per annum. These loans are secured with some of the property and equipment of the Company, and are repayable within one year.

At December 31, 2007, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $13,972,603, with weighted average interest rate at 6.40% per annum. These loans are secured with some of the property and equipment of the Company and are repayable within one year.

10. Accounts and notes payable

The Company’s accounts and notes payable at June 30, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
Accounts payable	$43,136,095	$32,511,812
Notes payable	16,922,956	15,018,571
Balance at the end of the period	$60,059,051	$47,530,383

Notes payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits, notes receivable and certain property plant and machinery to secure trade financing granted by banks.

11. Accrued expenses and other payables

The Company’s accrued expenses and other payables at June 30, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
Accrued expenses	$1,644,282	$1,957,146
Other payables	1,538,361	1,340,442
Warranty reserves*	6,472,423	4,919,491
Dividend payable to minority interest shareholders of Joint-ventures	3,479,046	6,720,976
Liabilities in connection with warrants**	580,388	—
Balance at the end of the period	$13,714,500	$14,938,055

*The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the six months ended June 30, 2008 (unaudited) and the year ended December 31, 2007, the warranties activities were as follows:

	June 30, 2008	December 31, 2007
Balance at the beginning of period	$4,919,491	$2,954,326
Additions during the period-	2,795,671	5,228,556
Settlement within period, by cash or actual material	(1,571,900)	(3,529,875)
Foreign currency translation	329,161	266,484
Balance at end of period	$6,472,423	$4,919,491

The Company has recorded $6,472,423 and $ 4,919,491 product warranty reserves for the six months ended June 30, 2008 (unaudited) and the year ended December 31, 2007, which were included in the accrued expenses and other payables in the accompanying unaudited consolidated financial statements.

**In connection with the Convertible Debt, the Company issued 1,317,864 of detachable warrants, “Warrants,” to purchase from the Company shares of common stock at the exercise price of US$ 8.8527 per share, subject to adjustments upon certain events occurring. The Warrants are exercisable immediately and will expire on February 15, 2009.

The exercise price or the number of shares to be converted by the Warrant will be adjusted in the event of no effective Registration Statement or delayed effectiveness of the Registration Statement. In addition a damage penalty will be paid if the delivery of share certificates occurs upon the Warrants conversion.

The Company will not effect any conversion of a Warrant, and each holder of any Warrant will not have the right to convert any portion of such Warrant to the extent that after giving effect to such conversion, each of these two holders would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.

If and whenever on or after the issuance date, the Company issues or sells its shares of common stock or other convertible securities for a consideration per share less than a price equal to the exercise price of a Warrant in effect on the issuance date immediately prior to such issue or sale, the exercise price of such Warrant then in effect will be adjusted.

The warrants issued in connection with the financial arrangement were derivative instruments. The warrants require net cash settlement in the event that there is a fundamental transaction, contractually defined as a merger, sale of substantially all assets, tender offer or share exchange.

As a result of FASB Staff Position (FSP) FAS 150-5, it appears that the warrants require liability classification due to the possible cash redemption upon the event of an all cash acquisition. The FSP clarifies that warrants that contain any redemption features, including contingent redemption features, must be recorded as liabilities and marked to fair value each reporting period. As of the issuance date, i.e, February 15, 2008, the fair value of warrants was $798,626. Such warrant liabilities will be adjusted to its estimated fair value at the completion of each reporting period until the maturity of February 15, 2009. As of June 30, 2008, the fair value of warrants was $580,388, which was determined using the Black-Scholes option pricing model. The income from adjustment of fair value of liabilities in connection with warrants has been recorded in the income statement as gain or loss on change in fair value of derivative.

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

The activities in the Company’s pension account during the six months ended June 30, 2008 (unaudited) and the year ended December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
Balance at beginning of the period	$3,622,729	$3,266,867
Amounts provided during the period	1,105,055	1,286,566
Settlement during the period	(949,717)	(1,154,462)
Foreign currency translation	238,786	223,758
Balance at end of period	$4,016,853	$3,622,729

13. Taxes payable

The Company’s taxes payable at June 30, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
Value-added tax payable	$6,048,834	$7,052,682
Income tax payable	965,022	1,883,185
Other tax payable	63,796	144,626
Balance at end of the period	$7,077,652	$9,080,493

14. Amounts due to shareholders/ directors

The activities in the amounts due to shareholders/directors at June 30, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
Balance at the beginning of period	$304,601	$358,065
Decrease during the period	(82,610)	(84,476)
Foreign currency translation	28,829	31,012
Balance at end of period	$250,820	$304,601

The amounts due to shareholders/directors were unsecured, interest-free and repayable on demand.

15. Advances payable

The amounts mainly represent advances made by the Chinese government to the Company as subsidy on interest on loans related to production facilities expansion.

The balances are unsecured, interest-free and will be repayable to the Chinese government if the usage of such advance does not continue to qualify for the subsidy (see notes 20).

16. Derivative liabilities

The Company has evaluated the convertible notes for terms and conditions that are not clearly and closely associated with the risks of the debt-type host instrument (see Note 17). Generally, such features require separation from the host contract and treatment as derivative financial instruments. Certain features, such as the conversion option, were found to be exempt. Other features, such as puts and redemption features, were found to require bifurcation and recognition as derivative liabilities. These derivative liabilities are recognized initially at fair value, using forward cash-flow valuation techniques. As of February 15, 2008, the compound derivative value amounted to $1,703,962. This derivative will be adjusted to its estimated fair value at the completion of each reporting period until the debt arrangement is ultimately settled, converted or paid. As of June 30, 2008, the compound derivative value amounted to $927,047. The income from adjustment of fair value of compound derivative has been recorded in the income statement as gain or loss on change in fair value of derivative.

17. Convertible notes payable

In February 2008, the Company sold to two accredited institutional investors $35 million of convertible debt, the "Convertible Debt", with a scheduled maturity date of February 15, 2013. The Convertible Debt, including any accrued but unpaid interest, is convertible into common shares of the Company at a conversion price of $8.8527 per share, subject to adjustment upon the occurrence of certain events.

The Convertible Debt bears annual interest rates of 3%, 3.5%, 4%, 4.5% and 5% for each year of 2008, 2009, 2010, 2011 and 2012. The interest on the Convertible Debt shall be computed commencing from the issuance date and will be payable in cash in arrears semi-annually on January 15, and July 15 of each year with the first interest payable date being July 15, 2008. From and after the occurrence and during the continuance of an Event of Default defined in the relevant Convertible Debt agreements, the interest rate then in effect shall be increased by two percent (2%) until the event of default is remedied .

The holders of the Convertible Debt will be entitled to convert any portion of the conversion amount into shares of common stock at the conversion price at any time or times on or after the thirtieth (30th) day after the issuance date and prior to the thirtieth (30th) Business Day prior to the expiry date of the Convertible Debt. A damage penalty will be paid if share certificates are not delivered timely after any conversion.

The Company will have the right to require the Convertible Debt holders to convert all or any portion of the conversion amount then remaining under the Convertible Debt obligation into shares of common stock, “ Mandatory Conversion”, if at any time during a six-month period, the beginning day of each such six-month period, a “Mandatory Conversion Period Start Date”, the arithmetic average of the weighted average price of the common stock for a period of at least thirty (30) consecutive trading days following the Mandatory Conversion Period Start Date equals or exceeds the percentage of $8.8527 set forth in the chart below as applicable to the indicated six month period:

0-6 months:	125%
6-12 months:	125%
12-18 months:	135%
18-24 months:	135%
24-30 months:	145%
30-36 months:	145%
36-42 months:	155%
42-48 months:	155%

On each six month anniversary of the issuance date beginning August 15, 2008, the conversion price will be adjusted downward to the Reset Reference Price, as defined below, if the weighted average price for the twenty (20) consecutive trading days immediately prior to the applicable six month anniversary, the “Reset Reference Price”, is less than 95% of the conversion price in effect as of such applicable six month anniversary date. The foregoing notwithstanding, the conversion price will not be reduced via such reset provision to less than $7.0822. The conversion price is also subject to weighted-average antidilution adjustments, but in no event will the conversion price be reduced to less than $6.7417. If and whenever on or after the issuance date, the Company issues or sells its shares of Common Stock or other convertible securities, except for certain defined exempt issuances, for a consideration per share less than a price equal to the conversion price in effect on the issuance date immediately prior to such issue or sale, the original conversion price then in effect shall be adjusted by a weighted-average antidilution formula, but in no event to a new conversion price less than $6.4717.

The Company will not effect any conversion of the Convertible Debt, and each holder of the Convertible Debt will not have the right to convert any portion of the Convertible Debt to the extent that after giving effect to such conversion, such holder would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.

The Company will not effect a Mandatory Conversion of more than twelve percent (12%) of the original principal amount of the Convertible Debt, with the applicable accrued but unpaid interest, in any six month period or twenty-four percent (24%) of the original principal amount of the Convertible Debt, with the applicable accrued but unpaid interest, in any twelve (12) month period.

Upon the occurrence of an event of default with respect to the Convertible Debt, the Convertible Debt holders may require the Company to redeem all or any portion of the Convertible Debt. Each portion of the Convertible Debt subject to redemption by the Company will be redeemed by the Company at a price equal to the sum of (i) the conversion amount to be redeemed and (ii) the Other Make Whole Amount. The “Other Make Whole Amount” will mean a premium to the conversion amount such that the total amount received by the Convertible Debt holder upon redemption represents a gross yield to the Convertible Debt holders on the original principal amount as of the redemption date equal to thirteen percent (13%), with interest computed on the basis of actual number of days elapsed over a 360-day year. The events of default includes the Company’s failure to cure a conversion failure by delivery of the required number of shares of Common Stock, the Company’s failure to pay to the Convertible Debt holder any amount of principal, interest, late charges or other amounts when and as due under the Convertible Debt and other events as defined in the Convertible Debt agreements.

Upon the consummation of a change of control as defined in the Convertible Debt agreements, the Convertible Debt holder may require the Company to redeem all or any portion of the Convertible Debt. The portion of the Convertible Debt subject to redemption shall be redeemed by the Company in cash at a price equal to the sum of the conversion amount of being redeemed and the Other Make Whole Amount as defined above.

On each of February 15, 2010 and February 15, 2011, the Convertible Debt holders will have the right, in their sole discretion, to require that the Company redeem the Convertible Debt in whole but not in part, by delivering written notice thereof to the Company. The portion of this Convertible Debt subject to redemption pursuant to this annual redemption right will be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Annual Redemption Make Whole Amount. The “Annual Redemption Make Whole Amount” will mean a premium to the conversion amount such that the total amount received by the Convertible Debt holder upon any annual redemption represents a gross yield on the original principal amount of eleven percent (11%), with interest computed on the basis of actual number of days elapsed over a 360-day year.

In the event that the Company has not completed the necessary filings to list the conversion shares on its principal market by the date that is ninety (90) days after the issuance date or has not so listed the conversion shares by the date that is ninety (90) days after the issuance date or the shares of the Company’s common stock are terminated from registration under the Securities Act of 1933, the Convertible Debt holders will have the right, in its sole discretion, to require that the Company redeem all or any portion of the Convertible Debt. The portion of the Convertible Debt subject to redemption in connection with this listing default will be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Other Make Whole Amount as mentioned above.

At anytime following February 15, 2009, if the weighted average for twenty (20) consecutive trading days is less than $3.98, the Convertible Debt holder shall have the right, in its sole discretion, to require that the Company redeem all or any portion of the Convertible Debt. The portion of this Convertible Debt subject to redemption in connection with the share price change of the underlying common stock will be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Other Make Whole Amount as mentioned above.

In connection with the Convertible Debt, the Company issued 1,317,864 detachable warrants, the “Warrants,” to purchase from the Company shares of common stock of the Company at the exercise price of $8.8527 per share. The Warrants are exercisable immediately and will expire on February 15, 2009. The Warrants require net cash settlement in the event that there is a fundamental transaction, contractually defined as a merger, sale of substantially all assets, tender offer or share exchange. Due to this contingent redemption provision, the warrants require liability classification under SFAS 150 and must be recorded at fair value each reporting period. As of the issuance date, i.e, February 15, 2008, the fair value of warrants was $798,626, which was determined using the Black-Scholes option pricing model.

The Company has evaluated the convertible notes for terms and conditions that are not clearly and closely associated with the risks of the debt-type host instrument. Generally, such features require separation from the host contract and treatment as derivative financial instruments. Certain features, such as the conversion option, were found to be exempt. Other features, such as puts and redemption features, were found to require bifurcation and recognition as derivative liabilities. These derivative liabilities are recognized initially at fair value, using forward cash-flow valuation techniques. As of February 15, 2008, the compound derivative value amounted to $1,703,962. This derivative will be adjusted to its estimated fair value at the completion of each reporting period until the debt arrangement is ultimately settled, converted or paid.

When a financial instrument contains embedded derivatives that require bifurcation, such as the redemption put, and freestanding instruments that are recorded at fair value each period, such as the warrants, the accounting is to record the embedded derivative and the freestanding instruments at fair value on inception and the residual proceeds are allocated to the debt instrument. Based on this premise, upon inception of the debt instruments, we recorded the redemption put at fair value $1,703,962 and we recorded the warrants at fair value $798,626. The remaining proceeds were then allocated to the debt instrument.

Allocation of basis in the financing arrangement to the warrants and the derivative liability has resulted in an original issue discount to the face value of the convertible notes in the amount of $2,502,588, which amount is subject to amortization over the Convertible Debt’s term using the effective method. The Company recorded amortization expense during the six months ended June 30, 2008 of $181,328.

18. Minority interests

The Company’s activities in respect of the amounts of the minority interest’s equity at June 30, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
Balance at beginning of the period	$23,166,270	$23,112,667
Add: Additions during the period-
Minority interest’s income	3,435,250	9,646,339
Increase in connection with minority shareholders’ abandonment of all its right and interest in Joint-venture	—	55,512
Foreign currency translation	1,362,217	1,650,869
Less: decrease during the period-
Dividends declared to the minority interest holders of Joint-venture companies	(1,016,734)	(8,468,572)
Transfer and assign equity interest in Henglong and USAI by minority interest holders of Joint-venture companies*	(6,177,079)	(2,830,545)
Balance at end of period	$20,769,924	$23,166,270

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

19. Additional paid-in capital

The Company’s activities in the Company’s additional paid-in capital account during the six months ended June 30, 2008 (unaudited) and the year ended December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
Balance at beginning of the period	$30,125,951	$28,651,959
Add: Additions during the period-
Issuance of common stock for cash in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP.	—	1,199,989
Issuance of stock options to independent directors	95,400	153,675
Issuance of common stock*	22,089,696	—
Increase in connection with minority shareholders’ abandonment of all its right and interest in Joint-venture	—	174,828
Less: decrease during the period-
Cash paid for retaining fee, commissions and placement agent fee in connection with offering	—	(54,500)
35.5% Henglong equity acquisition**	(25,912,921)	—
Balance at end of period	$26,398,126	$30,125,951

*On March 31, 2008, Wiselink Holdings Limited, “Wiselink”, Great Genesis Holdings Limited, “Great Genesis”, a wholly-owned subsidiary of China Automotive Systems, Inc., “the Company” and other parties entered into an equity transfer transaction, the “Acquisition”, documented by an Equity Transfer Agreement, the “Agreement”, pursuant to which Wiselink agreed to transfer and assign a 35.5% equity interest in Jingzhou Henglong Automotive Parts Co. Ltd., “Jingzhou Henglong” to Great Genesis for a total consideration of $32,090,000, the “Consideration”.

Under the terms of the Agreement, the Consideration is to be paid as follows: $10,000,000 cash was paid by Great Genesis to Wiselink on April 30, 2008, and the balance of the purchase price ($22,090,000) was paid by issuance of 3,023,542 shares of common stock of the Registrant, in its capacity as the 100% parent company of Great Genesis.

On April 22 and June 30, 2008, the Company issued 1,170,000 and 1,853,542 shares of common stock, respectively, at an issuance price of $7.3060, par value of $0.0001. The difference between issuance price and par value was credited into additional paid-in capital.

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

As of January 1, 2008, the net book value of 35.5% equity of Henglong was $6,177,079. The difference between the acquisition consideration of US$32,090,000 and 35.5% equity of Henglong, which was $25,912,921, has been debited to additional paid-in capital.

20. Other Income

During the three months ended June 30, 2008 and 2007 (unaudited), the Company recorded other income, government subsidies, of $199,459 and $38,462, respectively.

Government subsidies represent refunds by the Chinese Government of interest paid to banks by companies entitled to such subsidies. This applies only to interest on loans related to production facilities expansion. Commencing in 2004 and 2005, the Company had used this type of special loan to improve its production lines by increasing capacity and enhancing quality. The expansion was completed and began to operate at the end of 2006 and 2007. During 2008 and 2007, the Chinese Government sent experts to review and assess the Company’s usage of its improved production facilities on site to confirm that the Company’s improvements had achieved its goals and thereby qualify for the subsidy. The Company recorded the refunded interest which achieved its goals into Other income, and refunded interest which has not achieved its goals into advances payable.

21. Financial income (expenses)

During the three months and six months ended June 30, 2008 (unaudited) and December 31, 2007, the Company recorded financial income (expenses) which is summarized as follows:

	Three Months Ended June 30,
	2008	2007
Interest income(expenses),net	$(394,615)	$(4,526)
Foreign exchange gain (loss), net	(30,522)	52,293
Income (loss) of note discount, net	74,009	(53,606)
Amortization for discount of convertible note payable	(81,879)	—
Handling charge	(26,133)	(10,656)
Total	$(459,140)	$(16,495)

	Six Months Ended June 30,
	2008	2007
Interest income(expenses),net	$(658,384)	$(206,853)
Foreign exchange gain (loss), net	346,116	(80,854)
Income (loss) of note discount, net	92,045	(105,284)
Amortization for discount of convertible note payable	(181,328)	—
Handling charge	(36,896)	(18,501)
Total	$(438,447)	$(411,492)

22. Income Taxes

The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign invested enterprise. The Company’s PRC subsidiaries which are in the stage of its enterprise income tax exemption currently, are to remain subject to enterprise fixed income tax at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

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

USAI, Wuhu, Jielong and Hengsheng are at their start up stage in 2008 and 2007, accordingly, there is no assessable profit for the three months and six months ended June 30, 2008 subject to PRC enterprise income tax. They have an enterprise income tax exemption in 2008 and 2009, and are subject to enterprise income tax at a rate of 16.5% for the next three years thereafter, from 2010 to 2012, and a 25% enterprise national income tax for the years commencing from January 1, 2013.

No provision for Hong Kong tax is made as Great Genesis is an investment holding company, and has no assessable income in Hong Kong for the three months and six months ended June 30, 2008 and 2007. The enterprise income tax of Hong Kong is 17.5%.

No provision for US tax is made as the Company has no assessable income in the US for the three months and six months ended June 30, 2008 and 2007. The enterprise income tax of US is 30%.

The account of income tax as of the June 30, 2008 and 2007 (unaudited) is summarized as follows:

	Three Months Ended June 30,
	2008	2007

Current tax provision	$1,452,699	$1,593,807
Income tax refund*	(1,631,591)	(526,272)
Deferred tax (benefit) relating to the origination and reversal of temporary differences	(236,566)	—
Income tax expenses (income)	$(415,458)	$1,067,535

	Six Months Ended June 30,
	2008	2007
Current tax provision	$2,706,923	$2,887,887
Income tax refund*	(1,899,435)	(526,272)
Deferred tax (benefit) relating to the origination and reversal of temporary differences	(398,551)	—
Income tax	$408,937	$2,361,615

*For the three months and six months ended June 30, 2008 and 2007 (unaudited), the income tax refunds received by the Company’s Sino-foreign joint ventures for purchase of domestic equipment have been reflected as a reduction to income tax expense in the respective period of the Company’s consolidated statements of operations.

23. Significant concentrations

The Company grants credit to its customers, generally on an open account basis. The Company’s customers are all located in the PRC.

During the six months ended June 30, 2008 (unaudited), the Company’s ten largest customers accounted for 72.6% of the Company’s consolidated net sales, with each of four customers individually accounting for more than 10% of consolidated net sales, i.e. 14.7%, 12.5%, 10.6% and 10.6% individually, or an aggregate of 48.4%.  At June 30, 2008, approximately 36.1% of accounts receivable were from trade transactions with the aforementioned four customers.

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

24. Related party transactions and balances

Related party transactions with companies with common directors are as follows:

Related sales (unaudited):

	Three Months Ended June 30,
	2008	2007
Merchandise Sold to Related Parties	$747,405	$1,173,244

	Six Months Ended June 30,
	2008	2007
Merchandise Sold to Related Parties	$2,798,487	$2,075,828

Related purchases (unaudited):

	Three Months Ended June 30,
	2008	2007
Materials Purchased from Related Parties	$2,651,000	$1,414,954
Equipment Purchased from Related Parties	1,698,772	113,618
Total	$4,349,772	$1,528,572

	Six Months Ended June 30,
	2008	2007
Materials Purchased from Related Parties	$4,603,390	$2,466,434
Technology Purchased from Related Parties	—	64,103
Equipment Purchased from Related Parties	2,116,210	294,836
Total	$6,719,600	$2,825,373

Purchase of 35.5% equity interest in Jingzhou Henglong (refer to note 19)

Related receivables (June 30, 2008 unaudited):

	June 30, 2008	December 31, 2007
Accounts receivable	$989,921	$1,869,480
Other receivables	499,595	638,826
Total	$1,489,516	$2,508,306

Related advances (June 30, 2008 unaudited):

	June 30, 2008	December 31, 2007
Advanced Equipment Payment to Related Parties	$2,881,471	$1,560,378
Advanced Expenses and Others to Related Parties	502,729	55,323
Total	$3,384,200	$1,615,701

Related payables (June 30, 2008 unaudited)

	June 30, 2008	December 31, 2007
Accounts payable:	$1,028,014	$1,134,817

These transactions were consummated under similar terms as those with the Company's customers and suppliers.

25. Commitments and contingencies:

Legal Proceedings - The Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The following table summarizes the Company’s major contractual payment obligations and commitments as of June 30, 2008 (unaudited):

	Payment Obligations by Period
	2008 (a)	2009	2010	2011	Thereafter	Total
Obligations for service agreements	$—	$110,000	$110,000	$110,000	$—	$330,000
Obligations for purchasing agreements	5,335,005	1,092,711	$—	$—	—	6,427,716
Total	$5,335,005	$1,202,711	$110,000	$110,000	$—	$6,757,716

(a) Remaining 6 months in 2008

26. Off-balance sheet arrangements

At June 30, 2008 and 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

During the three months and six months ended June 30, 2008 and 2007 (unaudited), the Company had nine product sectors, five of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering (Henglong), power steering (Jiulong), power steering (Shenyang), power pumps (Zhejiang), and power steering (Wuhu). The other four sectors which were established in 2005, 2006 and 2007 respectively, engaged in the production and sales of sensor modular (USAI), electronic power steering (Jielong), power steering (Hengsheng), and provider of after sales and R&D services (HLUSA). Since the revenues, net income and net assets of these four sectors are less than 10% of its segment in the consolidated financial statements, the Company incorporated these four sectors into “other sectors”.

The Company’s product sectors information is as follows:

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other (1)	Total
For the Three Months Ended:
June 30, 2008
Revenue
Net product sales – external	$18,286,893	$13,564,407	$4,316,729	$4,037,146	$6,138,859	$164,306	—	$46,508,340
Net product sales – internal	8,291,834	876,373	1,746,252	213,002	—	—	(11,127,461)	—
Gain on other sales	34,278	23,979	41,236	14,824	4,893	—	(1,500)	117,710
Total revenue	$26,613,005	$14,464,759	$6,104,217	$4,264,972	$6,143,752	$164,306	$(11,128,961)	$46,626,050
Net income	$3,495,217	$721,840	$474,525	$367,270	$(192,753)	$(310,995)	$189,251	$4,744,355

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other (1)	Total
For the Three Months Ended:
June 30, 2007
Revenue
Net product sales – external	$11,227,899	$9,929,409	$5,623,382	$3,528,630	$5,989,690	$13,328	$—	$36,312,338
Net product sales – internal	9,271,479	794,417	808,420	21,423	—	—	(10,895,739)	—
Gain on other sales	106,461	32,405	10,176	(1,619)	2,499	(579)	(1,350)	147,993
Total revenue	$20,605,839	$10,756,231	$6,441,978	$3,548,434	$5,992,189	$12,749	$(10,897,089)	$36,460,331
Net income	$2,057,464	$770,313	$606,730	$545,066	$(150,304)	$(165,395)	$(1,208,720)	$2,455,154

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other (1)	Total
For the Six Months Ended:
June 30, 2008
Revenue
Net product sales – external	$33,212,427	$24,834,399	$10,529,224	$7,761,943	$11,433,896	$203,494	—	$87,975,383
Net product sales – internal	15,655,742	1,475,213	2,164,382	489,839	—	—	(19,785,176)	—
Gain on other sales	139,397	15,367	72,560	10,650	17,788	(898)	(2,964)	251,900
Total revenue	$49,007,566	$26,324,979	$12,766,166	$8,262,432	$11,451,684	$202,596	$(19,788,140)	$88,227,283
Net income	$7,203,995	$1,375,133	$1,031,679	$777,827	$(405,870)	$(536,860)	$(271,375)	$9,174,529

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other (1)	Total
For the Six Months Ended:
June 30, 2007
Revenue
Net product sales – external	$21,773,617	$17,350,790	$8,940,966	$6,785,961	$9,819,539	$24,857	$—	$64,695,730
Net product sales – internal	15,650,556	1,888,812	1,411,688	30,152	—	—	(18,981,208)	—
Gain on other sales	220,638	64,455	18,369	(4,165)	2,499	(579)	(2,668)	298,549
Total revenue	$37,644,811	$19,304,057	$10,371,023	$6,811,948	$9,822,038	$24,278	$(18,983,876)	$64,994,279
Net income	$3,507,777	$1,542,694	$964,736	$824,924	$(456,249)	$(235,462)	$(2,050,165)	$4,098,255

(1)Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

28. Subsequent events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.  Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof.  The Company undertakes no obligation to update these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.  Please see the discussion on risk factors in Item 1A of Part II of this quarterly report on Form 10-Q.

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

The Company owns the following aggregate net interests in eight Sino-foreign joint ventures organized in the PRC as of June 30, 2008 and 2007 (unaudited).

	Percentage Interest
Name of Entity	June 30,2008	June 30,2007

Shashi Jiulong Power Steering Gears Co., Ltd., "Jiulong"	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., "Henglong"	80.00%	44.50%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang"	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., "Zhejiang"	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	75.90%	85.71%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	—

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
			We base our estimate on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers.	• VM (Vehicle Manufacturer) sourcing • VM policy decisions regarding warranty claims VMs

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments
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

RESULTS OF OPERATIONS——THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007:

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage on net sales		Change in percentage
	Three months ended June 30,		Three months ended June 30,
	2008	2007	2007 to 2008
Net sales	100.0%	100.0%	28.1%
Cost of sales	68.9	66.7	32.3
Gross profit	31.1	33.3	19.6
Gain on other sales	0.3	0.4	(20.5)
Less: operating expenses
Selling expenses	6.3	7.7	4.4
General and administrative expenses	8.9	5.7	99.5
R & D expenses	1.2	1.3	20.2
Depreciation and amortization	3.1	2.6	55.2
Total operating expenses	19.6	17.3	44.5
Operating income	11.8	16.4	(7.8)
Other income	—	—	—
Financial income (expenses)	(1.0)	—	—
Gain on change in fair value of derivative	2.1	—	—
Income before income tax	12.9	16.3	1.5
Income tax	(0.9)	2.9	(138.9)
Income before minority interests	13.8	13.4	32.3
Minority interests	3.6	6.6	(29.9)
Net income	10.2%	6.8%	93.2%

	Percentage on net sales		Change in percentage
	Six months ended June 30,		Six months ended June 30,
	2008	2007	2007 to 2008
Net sales	100.0%	100.0%	36.0%
Cost of sales	69.7	67.1	41.2
Gross profit	30.3	32.9	25.3
Gain on other sales	0.3	0.4	(3.1)
Less: operating expenses
Selling expenses	6.2	6.8	22.8
General and administrative expenses	6.6	5.5	60.7
R & D expenses	0.8	0.9	25.7
Depreciation and amortization	3.1	2.8	50.2
Total operating expenses	16.7	16.1	40.8
Operating income	13.9	17.2	10.1
Other income	0.2	0.1	418.6
Financial income (expenses)	(0.5)	(0.6)	6.6
Gain on change in fair value of derivative	1.1	—	—
Income before income tax	14.8	16.6	21.0
Income tax	0.5	3.7	(82.7)
Income before minority interests	14.3	13.0	50.1
Minority interests	3.9	6.6	(20.1)
Net income	10.4%	6.3%	123.9%

THREE MONTHS ENDED JUNE 30, 2008 AND 2007:

NET SALES:

Net sales were $46,508,340 for the three months ended June 30, 2008, as compared to $36,312,338 for the three months ended June 30, 2007, an increase of $10,196,002, or 28.1%.  The increase in net sales in 2008 as compared to 2007 was a result of the following factors::

(1) Increases in the income of Chinese residents and the growth of consumption led to an increase in the sales of passenger vehicles and an increase in the Company’s sales of steering gear and pumps. As a result, sales of steering gear and pumps for domestic passenger vehicles for the three months ended June 30, 2008 were $28,742,480 and $4,037,146, as compared to $22,840,972 and $3,528,629 for the same period of 2007, an increase of $5,901,508 and $508,517, or 25.8% and 14.4%, respectively.

(2) Increased investments and business activities in China led to an increase in sales of commercial vehicles and an increase in the Company’s sales of steering gear and accessories. For the three months ended June 30, 2008, sales of steering gear and accessories for commercial vehicles was $13,564,407, as compared to $9,929,409 for the same period of 2007, an increase of $3,634,998, or 36.6%.

(3) The Company has raised the technological contents in and production efficiency of its products as a result of technological improvement to its production lines, allowing the Company to reduce its costs and, correspondingly, its sales prices which led to increased sales volumes.

GROSS PROFIT

For the three months ended June 30, 2008, gross profit was $14,463,004, as compared to $12,093,806 for the three months ended June 30, 2007, an increase of $2,369,198, or 19.6%.

The increase of sales volume and selling prices contributed to an increase of $11,807,104 in gross profit, while the increase in unit cost resulted in a decrease of $9,437,906 in gross profit.

Gross margin was 31.1% for the three months ended June 30, 2008, a decrease of 2.2% from 33.3% for the same period of 2007, primarily due to an increase in materials price and unit cost. The Company plans to take the following measures in the remaining six months of 2008 to increase gross profit levels and to meet its yearly gross margin target of not less than 30%.

1. Reduce manufacturing costs by optimizing product design and production techniques. During 2008, the Company’s technical personnel will improve product design and production techniques to reduce wastage in the production process and improve manufacturing efficiency, thus reducing costs. The Company estimates its manufacturing costs will be reduced by 1.5% as compared to 2007 as a result of the optimized product design and production techniques.

2. Raise the selling price of commercial vehicles steering gear. During the three months ended June 30, 2008, the unit cost of commercial vehicles steering gear increased, due to the sharp rise of the price of steel, its main raw material. In order to meet the gross margin target, the Company has raised the selling price of commercial vehicles steering gear after negotiation with OEMs.

GAIN ON OTHER SALES

Gain on other sales consists of net amount retained from sales of materials and other assets. For the three months ended June 30, 2008, gain on other sales was $117,710, as compared to $147,993 for the same period of 2007, a decrease of $30,283, or 20.5%, mainly due to decreased sales of materials.

SELLING EXPENSES

Selling expenses were $2,936,835 for the three months ended June 30, 2008, as compared to $2,813,166 for the same period of 2007, an increase of $123,669, or 4.4%. Material increases were salaries and wages and transportation expenses.

The increase in salaries and wages and transportation expenses was due to an increase of 28.1% in sales for the three months ended June 30, 2008, as compared to the same period of 2007, so that the salaries and wages and transportation expenses recorded also increased accordingly.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $4,151,633 for the three months ended June 30, 2008, as compared to $2,080,578 for the same period of 2007, an increase of $2,071,055, or 99.5%, as a result of the following:

The increase in labor insurance expenses was mainly due to an increase of housing fund expenses at Henglong and Jiulong for the three months ended June 30, 2008.

The increase in supplies was mainly due to have more consumption during the construction of new joint-venture company.

The increase in provision for bad debts was mainly due to certain advance payment for equipment and other receivables were out of credit period. Management believes that additional provision for bad debts should be made to avoid credit loss.

The increase in listing expenses was mainly due to increased retainer and professional consulting fees in connection with the 35.5% Henglong equity acquisition and issuance of $35,000,000 convertible notes.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $563,295 for the three months ended June 30, 2008, as compared to $468,517 for the three months ended June 30, 2007 an increase of $94,778, or 20.2%, as a result of the Company’s new product development and more R&D personnel involved with the new product research and development program.

DEPRECIATION AND AMORTIZATION EXPENSE

For the three months ended June 30, 2008, the depreciation and amortization expense, excluding those recorded in cost of sales, was $1,451,064, as compared to $935,173 for the three months ended June 30, 2007, an increase of $515,891, or 55.2%, as a result of the purchase a large amount of equipment to improve the Company’s throughput, so that depreciation expenses also materially increased.

INCOME FROM OPERATIONS

Income from operations was $5,477,887 for the three months ended June 30, 2008, as compared to $5,944,365 for the three months ended June 30, 2007, a decrease of $466,478, or 7.8%, as a result of an increase of $2,369,198, or 19.6% in gross profit, a decrease of $30,283, or 20.5% in gain on other sales, and an increase of $2,805,393, or 44.5% in operating expenses.

FINANCIAL EXPENSES

Financial expenses were $459,140 for the three months ended June 30, 2008, as compared to financial expenses of $16,495 for the three months ended June 30, 2007, an increase of $442,645, primarily as a result of foreign currency exchange loss increase of $82,815, notes discount gain income increase of $127,615, interest expense increase of $390,090, convertible notes discount amortization increase of $81,879 and bank service fee increase of $15,476.

GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE

Gain on change in fair value of derivative was $995,153 for the three months ended June 30, 2008.

INCOME BEFORE INCOME TAXES

Income before income taxes was $6,013,900 for the three months ended June 30, 2008, as compared to $5,927,870 for the three months ended June 30, 2007, an increase of $86,030 or 1.5%, as a result of a decrease in income from operations of $466,478, an increase in financial expenses of $442,645 and an increase in gain on change in fair value of derivative of $995,153.

INCOME TAXES

Income tax income was $415,458 for the three months ended June 30, 2008, as compared to $1,067,535 of income tax expenses for the three months ended June 30, 2007, an increase of $1,482,993, mainly because of:

1. The Company has received an income tax refund of $1,631,591 for domestic equipment purchased during the three months ended June 30, 2008, as compared to $526,272 for the same period of 2007, an increase of $1,105,319.

2. One of the Company’s Sino-foreign joint ventures, Jiulong, implemented a new policy of income tax in 2008. Jiulong was subject to a state income tax rate of 25%, which was decreased from 30%. This decrease in income tax rate led to a decreased income tax expenses of $61,722.

3. An increase in deferred income taxes assets led to a decreased income tax expenses of $236,566.

4. Other reasons led to a decrease in income tax expenses of $79,385.

INCOME BEFORE MINORITY INTERESTS

Income before minority interests was $6,429,358 for the three months ended June 30, 2008, as compared to $4,860,335 for the three months ended June 30, 2007, an increase of $1,569,023, or 32.3%, as a result of a increase in income before income taxes of $86,030, or 1.5%, and an increase in income taxes income of $1,482,993.

MINORITY INTERESTS

Minority interests in the earnings of the Sino-foreign Joint-ventures amounted to $1,685,003 for the three months ended June 30, 2008, as compared to $2,405,181 for the three months ended June 30, 2007, a decrease of $720,178, or 29.9%.

The Company owns different equity interest in eight Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these eight Sino-foreign joint ventures were consolidated in the Company’s financial statements as of June 30, 2008 and 2007. The Company records the minority interests' share in the earnings of the respective Sino-foreign joint ventures for each period.

In 2008, minority interest decreased significantly as compared to 2007, primarily after the Company acquired an additional 35.5% equity interest in Jingzhou Henglong, which was owned by minority interests. Therefore, although the income increased, the income attributable to the minority interests decreased.

NET INCOME

Net income was $4,744,355 for the three months ended June 30, 2008, as compared to a net income of $2,455,154 for the three months ended June 30, 2007, an increase of $2,289,201, or 93.2%, as a result of an increase in income before minority interest of $1,569,023, or 32.3%, and a decrease in minority interest of $720,178, or 29.9%.

SIX MONTHS ENDED JUNE 30, 2008 AND 2007:

NET SALES:

Net sales were $87,975,383 for the six months ended June 30, 2008, as compared to $64,695,730 for the six months ended June 30, 2007, an increase of $23,279,653, or 36.0%.  The increase in net sales in 2008 as compared to 2007 was a result of the following factors:

(1) Increases in the income of Chinese residents and the growth of consumption led to an increase in the sales of passenger vehicles and an increase in the Company’s sales of steering gear and pumps. As a result, sales of steering gear and pumps for domestic passenger vehicles for the six months ended June 30, 2008 were $55,175,547 and $7,761,943, as compared to $40,534,123 and $6,785,960 for the same period of 2007, an increase of $14,641,424 and $975,982, or 36.1% and 14.4%, respectively.

(2) Increased investments and business activities in China led to an increase in sales of commercial vehicles and an increase in the Company’s sales of steering gear and accessories. For the six months ended June 30, 2008, sales of steering gear and accessories for commercial vehicles was $24,834,399, as compared to $17,350,790 for the same period of 2007, an increase of $7,483,609, or 43.1%.

(3) The Company has raised the technological contents in and production efficiency of its products as a result of technological improvement to its production lines, allowing the Company to reduce its costs and, correspondingly, its sales prices which led to increased sales volumes.

GROSS PROFIT

For the six months ended June 30, 2008, gross profit was $26,675,374, as compared to $21,285,712 for the six months ended June 30, 2007, an increase of $5,389,662, or 25.3%.

The increase of sales volume and selling prices contributed to an increase of $20,407,129 in gross profit, while the increase in unit cost resulted in a decrease of $15,017,468 in gross profit.

Gross margin was 30.3% for the six months ended June 30, 2008, a decrease of 2.6% from 32.9% for the same period of 2007, primarily due to an increase in materials price and unit cost. The Company plans to take the following measures in the remaining six months of 2008 to increase gross profit levels and to meet its yearly gross margin target of not less than 30%.

1. Reduce manufacturing costs by optimizing product design and production techniques. During 2008, the Company’s technical personnel will improve product design and production techniques to reduce wastage in the production process and improve manufacturing efficiency, thus reducing costs. The Company estimates its manufacturing costs will be reduced by 1.5% as compared to 2007 as a result of the optimized product design and production techniques.

2. Raise the selling price of commercial vehicles steering gear. During the six months ended June 30, 2008, the unit cost of commercial vehicles steering gear increased, due to the sharp rise of the price of steel, its main raw material. In order to meet the gross margin target, the Company has raised the selling price of commercial vehicles steering gear after negotiation with OEMs.

GAIN ON OTHER SALES

Gain on other sales consists of net amount retained from sales of materials and other assets. For the six months ended June 30, 2008, gain on other sales were $251,900, as compared to $260,087 for the same period of 2007, a decrease of $8,187, or 3.1%, mainly due to decreased sales of materials.

SELLING EXPENSES

Selling expenses were $5,412,176 for the six months ended June 30, 2008, as compared to $4,406,812 for the same period of 2007, an increase of $1,005,364, or 22.8%. Material increases were salaries and wages, warranty and transportation expenses.

The increase in salaries and wages, warrant, and transportation expenses was due to an increase of 36.0% in sales for the six months ended June 30, 2008, as compared to the same period of 2007, so that the salaries and wages, warranty reserve and transportation expenses recorded also increased accordingly.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $5,767,783 for the six months ended June 30, 2008, as compared to $3,589,605 for the same period of 2007, an increase of $2,178,178, or 60.7%, as a result of the following:

The increase in labor insurance expenses was mainly due to an increase of housing fund expenses at Henglong and Jiulong for the six months ended June 30, 2008.

The increase in supplies was mainly due to have more consumption during the construction of new joint-venture company.

The increase in provision for bad debts was mainly due to certain advance payment for equipment and other receivables were out of credit period. Management believes that additional provision for bad debts should be made to avoid credit loss.

The increase in listing expenses was mainly due to increased retainer and professional consulting fees in connection with 35.5% Henglong equity acquisition and issuance of $35,000,000 convertible notes.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $738,973 for the six months ended June 30, 2008, as compared to $587,982 for the six months ended June 30, 2007 an increase of $150,991, or 25.7%, as a result of the Company’s new product development and more R&D personnel involved with the new product research and development program.

DEPRECIATION AND AMORTIZATION EXPENSE

For the six months ended June 30, 2008, the depreciation and amortization expense, excluding those recorded in cost of sales, was $2,745,791, as compared to $1,828,424 for the six months ended June 30, 2007, an increase of $917,367, or 50.2%, primarily due to fixed assets acquisitions.

INCOME FROM OPERATIONS

Income from operations was $12,262,551 for the six months ended June 30, 2008, as compared to $11,132,976 for the six months ended June 30, 2007, an increase of $1,129,575, or 10.1%, as a result of an increase of $5,389,662, or 25.3% in gross profit, a decrease of $8,187, or 3.1%, in gain on other sales, and an increase of $4,251,900, or 40.8%, in operating expenses..

OTHER INCOME

Other income was $199,459 for the six months ended June 30, 2008, as compared to $38,462 for the same period of 2007, an increase of $160,997, or 418.6%, primarily as a result of increased government subsidies.

Whether or not a company can receive interest subsidies from the Chinese Government depends on whether the company’s technological improvement has achieved its expected goal of production expansion and quality enhancement.

FINANCIAL EXPENSES

Financial expenses were $438,447 for the six months ended June 30, 2008, as compared to financial expenses of $411,492 for the six months ended June 30, 2007, an increase of $26,955, primarily as a result of foreign currency exchange gain increase of $426,970, notes discount gain increase of $197,329, interest expenses increase of $451,531, convertible notes discount amortization increase of $181,328, and bank service fee increase of $18,395.

GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE

Gain on change in fair value of derivative was $995,153 for the six months ended June 30, 2008.

INCOME BEFORE INCOME TAXES

Income before income taxes was $13,018,716 for the six months ended June 30, 2008, as compared to $10,759,946 for the six months ended June 30, 2007, an increase of $2,258,770, or 21.0%, as a result of an increase in income from operations of $1,129,575, or 10.1%, an increase in other income of $160,997 or 418.6%, an increase in financial expenses of $26,955 and an increase in gain on change in fair value of derivative of $995,153.

INCOME TAXES

Income tax expense was $408,937 for the six months ended June 30, 2008, as compared to $2,361,615 for the six months ended June 30, 2007, a decrease of $1,952,678, mainly because of:

1. The Company has received an income tax refund of $1,899,435 for domestic equipment purchased during the six months ended June 30, 2008, as compared to $526,272 for the same period of 2007, an increase of $1,373,163.

2. One of the Company’s Sino-foreign joint ventures, Jiulong, implemented a new policy of income tax in 2008. Jiulong was subject to a state income tax rate of 25%, which was decreased from 30%. This decrease in income tax rate led to a decreased income tax expenses of $127,834.

3. An increase in deferred income taxes assets led to a decreased income tax expenses of $398,551.

4. Other reasons led to a decrease in income tax expenses of $53,128.

INCOME BEFORE MINORITY INTERESTS

Income before minority interests was $12,609,779 for the six months ended June 30, 2008, as compared to $8,398,331 for the six months ended June 30, 2007, an increase of $4,211,448, or 50.1%, as a result of an increase in income before income taxes of $2,258,770, and a decrease in income tax expenses of $1,952,678, or 82.7%.

MINORITY INTERESTS

Minority interests in the earnings of the Sino-foreign Joint-ventures amounted to $3,435,250 for the six months ended June 30, 2008, as compared to $4,300,076 for the six months ended June 30, 2007, a decrease of $864,826, or 20.1%.

The Company owns different equity interest in eight Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these eight Sino-foreign joint ventures were consolidated in the Company’s financial statements as of June 30, 2008 and 2007. The Company records the minority interests' share in the earnings of the respective Sino-foreign joint ventures for each period.

In 2008, minority interest decreased significantly as compared to 2007, primarily after the Company acquired an additional 35.5% equity interest in Jingzhou Henglong, which was owned by minority interests. Therefore, although the income increased, the income of the minority interest decreased.

NET INCOME

Net income was $9,174,529 for the six months ended June 30, 2008, as compared to a net income of $4,098,255 for the six months ended June 30, 2007, an increase of $5,076,274, or 123.9%, as a result of an increase in income before minority interest of $4,211,448, or 50.1%, and a decrease in minority interest of $864,826, or 20.1%.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources and use of cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and notes and internally generated cash. As of June 30, 2008, the Company had cash and cash equivalents of $28,431,206, as compared to $19,627,606 as of June 30, 2007, an increase of $8,803,600, or 44.9%.

The Company had working capital of $69,960,683 as of June 30, 2008, as compared to $34,281,694 as of June 30, 2007, an increase of $35,678,989, or 104.1%.

Financing activities:

For the Company’s bank loans and banker’s acceptance bill facilities, the Company’s banks require the Company to sign documents to repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, it can extend such one year facilities for another year.

The Company had bank loans maturing in less than one year of $7,289,586 and bankers’ acceptances of $16,922,956 as of June 30, 2008, including $7,514,005 which was not a part of the line of credit and fully mortgaged by notes receivable.

The Company currently expects to be able to obtain similar bank loans and bankers’ acceptance bills in the future if it can provide adequate mortgage security following the termination of the above mentioned agreements. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptance bills will be devalued by approximately $2,873,390. If the Company wishes to obtain the same amount of bank loans and banker's acceptance bills, it will have to provide $2,873,390 additional mortgages. The Company can obtain a reduced line of credit with a reduction of $1,647,586, if it cannot provide additional mortgages, $2,873,390 at 57% mortgage rates. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity.

On February 15, 2008, the Company issued $35,000,000 of convertible notes to Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P., maturing in 5 years.

(a) Bank loans

As of June 30, 2008, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Amount available	Amount Borrowed
Comprehensive credit facilities	Bank of China	$8,601,712	$3,404,966
Comprehensive credit facilities	China Construction Bank	9,476,462	3,644,793
Comprehensive credit facilities	Shanghai Pudong Development Bank	6,560,627	4,825,476
Comprehensive credit facilities	Jingzhou Commercial Bank	11,663,338	2,374,001
Comprehensive credit facilities	Industrial and Commercial Bank of China	2,122,727	1,377,732
Comprehensive credit facilities	Bank of Communications Co., Ltd	2,915,834	1,071,569
Total		$41,340,701	$16,698,537

The Company may request banks to issue notes payable or bank loans within its credit line using a 364-day revolving line.

The Company refinanced its short-term debt during early 2008 at annual interest rates of 6.84% to 7.72%, and for terms of six to twelve months. Pursuant to the refinancing arrangement, the Company pledged $13,304,049 of equipment, $4,084,530 of land use rights and $3,230,030 of buildings as security for its comprehensive credit facility with the Bank of China; pledged $1,744,719 of land use rights and $7,569,492 of buildings as security for its comprehensive credit facility with Shanghai Pudong Development Bank; pledged notes receivable at equivalent amount to credit line as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; pledged $1,570,079 of land use rights and $1,060,719 of buildings as security for its comprehensive credit facility with Industrial and Commercial Bank of China; pledged $10,379,887 of land use rights and $4,540,978 of buildings as security for its comprehensive credit facility with China Construction Bank; Wuhu, one of the Company’s Joint-venture companies, entered into a comprehensive credit facility of $2,915,834 with Bank of Communication Co., Ltd., which was secured by Jiulong, the other Joint-venture company of the Company.

(b) Financing from investors:

On February 15, 2008, the Company sold $30,000,000 and $5,000,000 convertible notes to Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P., respectively, with a scheduled maturity date of February 15, 2013 and an initial conversion price for conversion into the Company’s common stock of $8.8527 per share.

If the Company fails to obtain the same or similar terms for any debt or equity refinancing to meet its debt obligations, or if the Company fails to obtain extensions of the maturity dates of these obligations as they become due, its overall liquidity and capital resources will be adversely affected.

If the aforementioned convertible debt must be repaid in cash at or before scheduled maturity, and if at that time the Company cannot issue new notes or stock to refinance, or acquire enough bank loans, or cannot extend the maturity dates of such notes, the Company’s liquidity and capital resources will be adversely affected.

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term bank loan	$7,289,586	$7,289,586	$—	$—	$—
Notes payable	16,922,956	16,922,956	—	—	—
Other contractual purchase commitments, including information technology	6,757,716	5,335,005	1,312,711	110,000	—

Total	$30,970,258	$29,547,547	$1,312,711	$110,000	$—

Short-term bank loans:

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of June 30, 2008:

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of payment	Amount Payable on Due Date
Bank of China	Working Capital	29-Dec-07	1	7.47%	Pay monthly	29-Dec-08	$728,959
China Construction Bank	Working Capital	30-Jul-07	1	6.84%	Pay monthly	30-Jul-08	1,457,917
China Construction Bank	Working Capital	23-Aug-07	0.9	7.72%	Pay monthly	31-Jul-08	2,186,876
Bank of Shanghai Pudong Development	Working Capital	18-Oct-07	1	7.47%	Pay monthly	18-Oct-08	2,915,834
Total							$7,289,586

 The Company must use the loans for the purposes described in the table. If the Company fails, it will be charged a penalty interest at 100% of the specified loan rate. The Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged a compound interest at the specified rate. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of June 30, 2008, and will continue to comply with them.

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of June 30, 2008:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	Jul-08	$2,567,125
Working Capital	3-6	Aug-08	2,314,256
Working Capital	3-6	Sep-08	2,787,800
Working Capital	3-6	Oct-08	4,442,207
Working Capital	3-6	Nov-08	2,528,032
Working Capital	3-6	Dec-08	2,283,536
Total			$16,922,956

The Company must use the loan for the purposes described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment to the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of June 30, 2008, and will continue to comply with them.

The Company had approximately $6,757,716 of capital commitments as of June 30, 2008, arising from equipment purchases for expanding production capacity. The Company intends to disperse $5,335,005 in the remaining six months of 2008 using its working capital. Management believes that it will not have a material adverse effect on the Company’s liquidity.

Cash flows:

(a) Operating activities

Net cash generated from operations during the six months ended June 30, 2008 was $2,753,149, compared with net cash $5,123,407 generated from the same period of 2007, a decrease of $2,370,258.

Similar to the same period of 2007, the increased cash outflows from operating activities were primarily due to increases in accounts and notes receivable and inventories.

First, cash outflow increased by about $10,800,000 owing to increased accounts receivable, mainly due to increased sales in 2008 over 2007. The credit terms on sale of goods between customers and the Company generally range from 3 - 4 months, which resulted in increased accounts receivable as sales increased. This is a normal capital circulation and the Company believes that it will not have a material adverse effect on future cash flows. Second, cash outflow increased by about $5,400,000 owing to increased notes receivable, mainly due to the Company having sufficient working capital, thus having less notes receivable discounted during this period. Since the notes receivable were based on bank credit standing, they may turn into cash any time the Company elects. Therefore, the increase of notes receivable will not have a material adverse effect on the Company’s future operating activities. Third, increased inventories led to an increased cash outflow of about $4,700,000, mainly due to the Company’s intention to produce sufficient inventories to meet increasing demands in the third quarter of 2008.

(b) Investing activities

The Company expended net cash of $17,987,138 in investment activities during the six months ended June 30, 2008, and $5,981,259 during the same period of 2007.

Compared with the same period of 2007, cash used in the six months ended June 30, 2008 on investment activities increased $12,005,879, or 200.7%, mainly as a result of the acquisition of the additional 35.5% of Henglong’s equity.

(c) Financing activities

During the six months ended June 30, 2008, the Company obtained net cash of $22,655,046 in financing activities, as compared to expending net cash of $7,388,393 through financing activities for the same period of 2007, an increase of $30,043,439 as a result of the following factors:

During the six months ended June 30, 2008, the Company sold $30,000,000 and $5,000,000 of convertible notes to Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P., respectively. During the same period in 2007, the Company issued 108,121 shares of common stock and raised $1,145,500.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2008 and 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual payment obligations and commitments as of June 30, 2008:

	Payment Obligations by Period
	2008 (a)	2009	2010	2011	Thereafter	Total
Obligations for service agreements	$—	$110,000	$110,000	$110,000	$—	$330,000
Obligations for purchasing agreements	5,335,005	1,092,711	—	—	—	6,427,716
Total	$5,335,005	$1,202,711	$110,000	$110,000	$—	$6,757,716

(a) Remaining 6 months in 2008

SUBSEQUENT EVENTS

None

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

( b )  CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II.  — OTHER INFORMATION

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

For the quarter ended June 30, 2008, approximately 14.7% of our sales were to Chery Automobile Co., Ltd, approximately 10.6% were to Brilliance China Automotive Holdings Limited, approximately 12.5% were to Beiqi Foton Motor Co., Ltd, and approximately 10.6% were to Zhejiang Geely Holding Co., Ltd, our four largest customers. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect our business.

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

Our management controls approximately 82.3% of our outstanding common stock and may have conflicts of interest with our minority stockholders.

Members of our management beneficially own approximately 82.3% of the outstanding shares of our common stock.  As a result, these majority stockholders have control over decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders, which could result in the approval of transactions that might not maximize stockholders’ value.  Additionally, these stockholders control the election of members of our board, have the ability to appoint new members to our management team and control the outcome of matters submitted to a vote of the holders of our common stock.  The interests of these majority stockholders may at times conflict with the interests of our other stockholders. The Henglong Acquisition is a transaction involving us and a counterparty controlled by Mr. Hanlin Chen, our Chairman and controlling stockholder. We regularly engage in transactions with entities controlled by one of more of our officers and directors.

Covenants contained in the Securities Purchase Agreement and the Senior Convertible Notes may restrict our operating flexibility.

There is a limited public float of our common stock, which can result in our stock price being volatile and prevent the realization of a profit on resale of our common stock or derivative securities.

There is a limited public float of our common stock. Of our outstanding common stock, approximately 17.7% is considered part of the public float.  The term “public float” refers to shares freely and actively tradable on the NASDAQ GlobalMarket and not owned by officers, directors or affiliates, as such term is defined under the Securities Act.  As a result of the limited public float and the limited trading volume on some days, the market price of our common stock can be volatile, and relatively small changes in the demand for or supply of our common stock can have a disproportionate effect on the market price for our common stock. This stock price volatility could prevent a securityholder seeking to sell our common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123.)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002.)

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: August 12, 2008	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: August 12, 2008	By:	/s/ Jie Li
Jie Li
Chief Financial Officer