Form 10-Q
period 2008-09-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2008-11-12
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Yes ☐  No ☒

As of September 30, 2008, the Company had 26,983,244 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2008	2007
Net product sales, including $967,591 and $1,635,676 sold to related parties for the three months ended September 30, 2008 and 2007	$36,936,755	$31,202,731
Cost of product sold, including $1,783,822 and $1,276,789 purchased from related parties for the three months ended September 30, 2008 and 2007	27,058,532	19,839,980
Gross profit	9,878,223	11,362,751
Add: Gain on other sales	343,326	102,371
Less: Operating expenses-
Selling expenses	2,309,064	2,094,157
General and administrative expenses	2,060,675	1,683,190
R&D expenses	665,552	321,533
Depreciation and amortization	1,488,842	735,810
Total Operating expenses	6,524,133	4,834,690
Income from operations	3,697,416	6,630,432
Add: Other income (note 20)	123,167	—
Financial income (expenses) (note 21)	(446,261)	(215,400)
Gain (loss) on change in fair value of derivative (note 22)	677,417	—
Income before income taxes	4,051,739	6,415,032
Less: Income tax expenses (benefits) (note 23)	309,480	379,409
Income before minority interests	3,742,259	6,035,623
Less: Minority interests	983,480	3,461,205
Net income	$2,758,779	$2,574,418
Net income per common share-
Basic	$0.10	$0.11
Diluted (note 2)	$0.09	$0.11

Weighted average number of common shares outstanding –
Basic	26,983,244	23,959,702
Diluted	31,431,026	23,962,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2008	2007
Net income	$2,758,779	$2,574,418
Other comprehensive income:
Foreign currency translation gain	662,475	—
Comprehensive income	$3,421,254	$2,574,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Nine Months Ended September 30,
	2008	2007
Net product sales, including $3,766,078 and $3,711,504 sold to related parties for the nine months ended September 30, 2008 and 2007	$124,912,138	$95,898,461
Cost of product sold, including $6,387,212 and $3,743,223 purchased from related parties for the nine months ended September 30, 2008 and 2007	88,358,541	63,249,998
Gross profit	36,553,597	32,648,463
Add: Gain on other sales	595,226	362,458
Less: Operating expenses-
Selling expenses	7,721,240	6,500,969
General and administrative expenses	7,828,458	5,272,795
R&D expenses	1,404,525	909,515
Depreciation and amortization	4,234,633	2,564,234
Total Operating expenses	21,188,856	15,247,513
Income from operations	15,959,967	17,763,408
Add: Other income (note 20)	322,626	38,462
Financial income (expenses) (note 21)	(884,708)	(626,892)
Gain (loss) on change in fair value of derivative (note 22)	1,672,570	—
Income before income taxes	17,070,455	17,174,978
Less: Income tax expenses (note 23)	718,417	2,741,024
Income before minority interests	16,352,038	14,433,954
Less: Minority interests	4,418,730	7,761,281
Net income	$11,933,308	$6,672,673
Net income per common share-
Basic	$0.47	$0.28
Diluted (note 2)	$0.45	$0.28

Weighted average number of common shares outstanding –
Basic	25,272,884	23,952,573
Diluted	28,734,809	23,958,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Nine Months Ended September 30,
	2008	2007
Net income	$11,933,308	$6,672,673
Other comprehensive income:
Foreign currency translation gain	5,397,297	1,265,553
Comprehensive income	$17,330,605	$7,938,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,188,579	$19,487,159
Pledged cash deposits (note 3)	9,171,215	4,645,644
Accounts and notes receivable, net, including $1,105,037 and $1,869,480 from related parties at September 30, 2008 and December 31, 2007, net of an allowance for doubtful accounts of $3,666,432 and $3,827,838 at September 30, 2008 and December 31, 2007 (note 4)	100,910,001	82,022,643
Advance payments and other, including $65,746 and $55,323 to related parties at September 30, 2008 and December 31, 2007	1,731,345	922,578
Inventories (note 6)	29,933,712	20,193,286
Total current assets	$168,934,852	$127,271,310
Long-term Assets:
Property, plant and equipment (note 7)	$49,987,163	$46,585,041
Intangible assets (note 8)	563,558	589,713
Other receivables, net, including $707,979 and $638,826 from related parties at September 30, 2008 and December 31, 2007, net of an allowance for doubtful accounts of $970,385 and $652,484 at September 30, 2008 and December 31, 2007 (note 5)	1,075,389	888,697
Advance payments for property, plant and equipment, including $3,818,485 and $1,560,378 to related parties at September 30, 2008 and December 31, 2007.	8,587,824	6,260,443
Long-term investments	79,179	73,973
Deferred income tax assets	1,995,692	1,315,510
Total assets	$231,223,657	$182,984,687
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans (note 9)	$5,865,103	$13,972,603
Accounts and notes payable, including $851,631 and $1,134,817 to related parties at September 30, 2008 and December 31, 2007 (note 10)	59,732,630	47,530,383
Customer deposits	166,576	135,627
Accrued payroll and related costs	2,879,525	2,664,464
Accrued expenses and other payables (note 11)	13,079,635	14,938,055
Accrued pension costs (note 12)	3,757,655	3,622,729
Taxes payable (note 13)	8,173,052	9,080,493
Amounts due to shareholders/directors (note 14)	257,024	304,601
Total current liabilities	$93,911,200	$92,248,955
Long-term liabilities:
Advances payable (note 15)	234,542	334,600
Derivative liabilities (note 16)	821,583	—
Convertible notes payable (note 17)	32,800,183	—
Total liabilities	$127,767,508	$92,583,555
Minority interests (note 18)	$22,618,205	$23,166,270
Related Party Translations (note 25)
Commitments and contingencies (note 26)
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares, Issued and outstanding – None	$—	$—
Common stock, $0.0001 par value - Authorized - 80,000,000 shares
Shares Issued and Outstanding - 26,983,244 shares and 23,959,702 shares at September 30, 2008 and December 31, 2007, respectively	2,698	2,396
Additional paid-in capital (note 19)	26,398,126	30,125,951
Retained earnings-
Appropriated	7,525,777	7,525,777
Unappropriated	35,524,583	23,591,275
Accumulated other comprehensive income	11,386,760	5,989,463
Total stockholders' equity	$80,837,944	$67,234,862
Total liabilities and stockholders' equity	$231,223,657	$182,984,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Period Ended September 30, 2008 (unaudited) and December 31, 2007

						Accumulated
			Additional Paid-			Other
	Common Stock		in	Retained Earnings		Comprehensive
	Shares	Par value	Capital	Appropriated	Unappropriated	Income	Total
Balance at December 31, 2006	23,851,581	$2,385	$28,651,959	$6,209,909	$16,047,237	$2,468,800	$53,380,290
Foreign currency translation gain	—	—	—	—	—	3,520,663	3,520,663
Sale of common stock	108,121	11	1,145,489	—	—	—	1,145,500
Increase in connection with minority shareholders’ abandonment of all its right and interest in Joint-venture	—	—	174,828	—	—	—	174,828
Issuance of stock options to independent directors	—	—	153,675				153,675
Net income for the year ended December 31, 2007	—	—	—	—	8,859,906	—	8,859,906
Appropriation of retained earnings	—	—	—	1,315,868	(1,315,868)	—	—
Balance at December 31, 2007	23,959,702	$2,396	$30,125,951	$7,525,777	$23,591,275	$5,989,463	$67,234,862
Foreign currency translation gain	—	—	—	—	—	5,397,297	5,397,297
Difference between the book value of and Consideration paid for the 35.5% equity interest of Henglong	—	—	(25,912,921)	—	—	—	(25,912,921)
Issuance of common stock	3,023,542	302	22,089,696	—	—	—	22,089,998
Net income for the period ended September 30, 2008	—	—	—	—	11,933,308	—	11,933,308
Issuance of stock options to independent directors	—	—	95,400	—	—	—	95,400
Balance at September 30, 2008 (unaudited)	26,983,244	$2,698	$26,398,126	$7,525,777	$35,524,583	$11,386,760	$80,837,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$11,933,308	$6,672,673
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Minority interests	4,418,730	7,761,281
Stock-based compensation	95,400	—
Depreciation and amortization	7,320,365	4,968,142
Allowance for doubtful accounts (Recovered)	70,303	(318,421)
Deferred income taxes assets	(582,746)	—
Amortization for discount of convertible note payable	302,771	—
Gain (loss) on change in fair value of derivative	(1,672,570)	—
Other operating adjustments	(11,054)	38,516
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	(4,188,067)	1,098,996
Accounts and notes receivable	(12,353,480)	(11,914,080)
Advance payments and other	(703,006)	(415,798)
Inventories	(8,253,097)	(3,507,361)
Increase (decrease) in:
Accounts and notes payable	8,678,459	3,857,355
Customer deposits	19,248	16,472
Accrued payroll and related costs	29,914	473,542
Accrued expenses and other payables	1,049,671	(231,276)
Accrued pension costs	(126,889)	90,383
Taxes payable	(1,536,750)	1,318,795
Advances payable	(126,834)	—
Net cash provided by operating activities	$4,363,676	$9,909,219
Cash flows from investing activities:
(Increase) decrease in other receivables	(385,893)	(547,216)
Cash received from equipment sales	143,672	599,294
Cash paid to acquire property, plant and equipment	(9,463,155)	(9,589,831)
Cash paid to acquire intangible assets	(117,064)	(173,107)
Cash paid for the acquisition of 35.5% of Henglong	(10,000,000)	—
Net cash (used in) investing activities	$(19,822,440)	$(9,710,860)
Cash flows from financing activities:
(Decrease) in proceeds from bank loans	(9,030,840)	(2,182,860)
Dividends paid to the minority interest holders of Joint-venture companies	(5,159,657)	(5,153,764)
(Decrease) in amounts due to shareholders/directors	(78,857)	(89,800)
Proceeds from issuance of common stock	—	1,145,500
Capital Contribution from the minority interest holders of Joint-venture companies	745,723	—
Proceeds from issuance of convertible note payable	35,000,000	—
Net cash provided by (used in) financing activities	$21,476,369	$(6,280,924)
Cash and cash equivalents effected by foreign currency	$1,683,815	$455,351
Net increase (decrease) in cash and cash equivalents	7,701,420	(5,627,214)
Cash and cash equivalents at beginning of period	19,487,159	27,418,500
Cash and cash equivalents at end of period	$27,188,579	$21,791,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Nine Months Ended September 30,
	2008	2007
Cash paid for interest	$1,169,852	$630,832
Cash paid for income taxes	$2,333,676	$857,404

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Nine Months Ended September 30,
	2008	2007
Acquisition of 35.5% of Henglong from the minority shareholder on a cashless basis	$(22,090,000)	$—
Liability result from issuance of common stock to acquire 35.5% of Henglong's equity	22,090,000	—
Decrease in minority interests as a result of minority shareholder’s withdrawal from Joint-venture.	—	(2,830,545)
Withdrawal of invested intangible assets by minority shareholder of Joint-venture.	—	2,600,204
Increase in equity in connection with minority shareholder’s withdrawal from Joint-venture.	$—	$230,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months and Nine Months Ended September 30, 2008 and 2007

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

The Company owns the following aggregate net interests in eight Sino-foreign joint ventures organized in the PRC as of September 30, 2008 and 2007.

	Percentage Interest
Name of Entity	September 30, 2008	September 30, 2007
Shashi Jiulong Power Steering Gears Co., Ltd., "Jiulong"	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., "Henglong"	80.00%	44.50%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang"	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., "Zhejiang"	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	83.34%	85.71%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	100.00%

Jiulong was established in 1993 and mainly engaged in the production of integral power steering gears for heavy-duty vehicles.

Henglong was established in 1997 and mainly engaged in the production of rack and pinion power steering gear for cars and light duty vehicles.

On March 31, 2008, the Company’s wholly-owned subsidiary, Great Genesis, and Wiselink, both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, the “Henglong Agreement”, pursuant to which Wiselink agreed to transfer and assign its 35.5% equity interest in Jingzhou Henglong, one of the Company’s currently consolidated subsidiaries, to Great Genesis for a total consideration of $32,090,000. The Company now holds an 80% equity interest in Jingzhou Henglong.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the nine months ended September 30, 2008 and 2007, the accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The subsidiaries include eight Sino-foreign Joint-ventures mentioned in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

The calculations of diluted income per share were:

	Three Months Ended September 30,
	2008	2007
Numerator:
Net income	$2,758,779	$2,574,418
Add: interest expenses of convertible notes payable	262,500	—
Add: Amortization for discount of convertible notes payable	121,443	—
	$3,142,722	$2,574,418
Denominator:
Weighted average shares outstanding	26,983,244	23,959,702
Effect of dilutive securities	4,447,782	2,654
	31,431,026	23,962,356
Net income per common share- diluted	$0.09	$0.11

	Nine Months Ended September 30,
	2008	2007
Numerator:
Net income	$11,933,308	$6,672,673
Add: interest expenses of convertible notes payable	656,250	—
Add: Amortization for discount of convertible notes payable	302,771	—
	$12,892,329	$6,672,673
Denominator:
Weighted average shares outstanding	25,272,884	23,952,573
Effect of dilutive securities	3,461,925	5,974
	28,734,809	23,958,547
Net income per common share- diluted	$0.45	$0.28

During the three months ended September 30, 2008, the options and warrants outstanding have not been included in the computation of diluted income per share, because such inclusion would have had an anti-dilutive effect. The shares issuable upon conversion of Convertible Debt have been included in the computation.

During the nine months ended September 30, 2008, the options and warrants outstanding have not been included in the computation of diluted income per share, except the options issued on June 26, 2008, because such inclusion would have had an anti-dilutive effect. The shares issuable upon conversion of Convertible Debt have been included in the computation.

During the three months ended September 30 2007, the 156,250 shares underlying warrants issued to Cornell Capital Partners, LP on March 20, 2006, and 22,500 options issued to independent directors on July 16, 2006 have not been included in the computation of diluted income per share because such inclusion would have had an anti-dilutive effect.

Stock-Based Compensation - The Company may periodically issue shares of common stock for services rendered or for financing costs. Such shares will be valued based on the market price on the transaction date. The Company may periodically issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. As of September 30, 2008, the Company has issued 112,500 stock options under this plan and there remain 2,087,500 stock options issuable in the future.

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

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the three months and nine months ended September 30, 2008 and 2007.

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

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

3. Pledged cash deposits

The Company’s pledged cash deposits at September 30, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
Pledged as guarantee for the Company's notes payable	$9,171,215	$4,645,644
Balance at the end of the period	$9,171,215	$4,645,644

4. Accounts and notes receivable

The Company’s accounts receivable at September 30, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
Accounts receivable	$64,043,740	$49,605,411
Notes receivable	40,532,693	36,245,070
	104,576,433	85,850,481
Less: allowance for doubtful accounts	(3,666,432)	(3,827,838)
Balance at the end of the period	$100,910,001	$82,022,643

Notes receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The activity in the Company’s allowance for doubtful accounts during the nine months ended September 30, 2008 (unaudited) and the year ended December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
Balance at beginning of period	$3,827,838	$4,086,218
Less: amounts recovered during the period	(410,800)	(532,392)
Add: foreign currency translation	249,394	274,012
Balance at the end of the period	$3,666,432	$3,827,838

5. Other receivables

The Company’s other receivables at September 30, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
Other receivables	$2,045,774	$1,541,181
Less: allowance for doubtful accounts	(970,385)	(652,484)
Balance at the end of the period	$1,075,389	$888,697

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.

The activity in the Company’s allowance for doubtful accounts of other receivable during the nine months ended September 30, 2008 (unaudited) and the year ended December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
Balance at beginning of the period	$652,484	$898,203
Add: amounts provided (recovered) during the period	267,210	(297,870)
Add: foreign currency translation	50,691	52,151
Balance at the end of the period	$970,385	$652,484

6. Inventories

The Company’s inventories at September 30, 2008 (Unaudited) and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Raw materials	$10,178,648	$7,904,167
Work in process	5,356,509	4,181,248
Finished goods	15,776,495	9,586,709
	31,311,652	21,672,124
Less: provision for loss	(1,377,940)	(1,478,838)
Balance at the end of the period	$29,933,712	$20,193,286

7. Property, plant and equipment

The Company’s property, plant and equipment at September 30, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
Land use rights and buildings	$25,797,236	$23,101,634
Machinery and equipment	51,749,534	42,512,900
Electronic equipment	4,273,685	3,480,008
Motor vehicles	2,677,716	2,427,375
Construction in progress	787,075	1,542,865
	85,285,246	73,064,782
Less: Accumulated depreciation	(35,298,083)	(26,479,741)
Balance at the end of the period	$49,987,163	$46,585,041

Depreciation charge for the nine months ended September 30, 2008 and the year ended December 31, 2007 are $7,134,822 and $7,079,313 respectively.

8. Intangible assets

The activities in the Company’s intangible asset account at September 30, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
Balance at beginning of period	$589,713	$3,140,548
Add: additions during the period–
Patent technology	—	144,390
Management software license	117,064	143,356
Less: decrease during the period–
Patent technology*	—	(2,600,204)
Foreign currency translation	42,324	31,856
	749,101	859,946
Less: Amortization at end of the period	(185,543)	(270,233)
Balance at the end of the period	$563,558	$589,713

*When USAI was established in 2005, Sensor contributed $3,000,000 as capital, being the fair market value of the intangible assets, namely the sensor product and the technology for sensor production, as well as the Joint-venture’s technical personnel training. As of March 30, 2007, Sensor withdrew from USAI, abandoned all its right and interest of the Joint-venture, and repossessed the rights to the intangible assets at the carrying value of the intangible assets of $2,600,204.

9. Bank loans

At September 30, 2008, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $5,865,103, with weighted average interest rate at 7.27% per annum. These loans are secured with some of the property and equipment of the Company, and are repayable within one year.

At December 31, 2007, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $13,972,603, with weighted average interest rate at 6.40% per annum. These loans are secured with some of the property and equipment of the Company and are repayable within one year.

10. Accounts and notes payable

The Company’s accounts and notes payable at September 30, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
Accounts payable	$39,426,056	$32,511,812
Notes payable	20,306,574	15,018,571
Balance at the end of the period	$59,732,630	$47,530,383

Notes payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits, notes receivable and certain property plant and machinery to secure trade financing granted by banks.

11. Accrued expenses and other payables

The Company’s accrued expenses and other payables at September 30, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
Accrued expenses	$1,923,461	$1,957,146
Other payables	1,336,154	1,340,442
Warranty reserves*	6,774,470	4,919,491
Dividend payable to minority interest shareholders of Joint-ventures	3,037,115	6,720,976
Liabilities in connection with warrants**	8,435	—
Balance at the end of the period	$13,079,635	$14,938,055

*The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the nine months ended September 30, 2008 (unaudited) and the year ended December 31, 2007, the warranties activities were as follows:

	September 30, 2008	December 31, 2007
Balance at the beginning of period	$4,919,491	$2,954,326
Additions during the period	4,037,919	5,228,556
Settlement within period, by cash or actual material	(2,549,208)	(3,529,875)
Foreign currency translation	366,268	266,484
Balance at end of period	$6,774,470	$4,919,491

The Company has recorded $6,774,470 and $4,919,491 product warranty reserves for the nine months ended September 30, 2008 (unaudited) and the year ended December 31, 2007, which were included in the accrued expenses and other payables in the accompanying unaudited consolidated financial statements.

**In connection with the Convertible Debt, the Company issued 1,317,864 of detachable warrants, “Warrants,” to purchase from the Company shares of common stock at the exercise price of $8.8527 per share, subject to adjustments upon certain events occurring. The Warrants are exercisable immediately and will expire on February 15, 2009.

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

The warrant agreements contain strike price adjustment provisions. In accordance with Section 8(iii), if the rate at which any Convertible Instruments are convertible into changes at any time, the warrant exercise price in effect at the time of the change will be adjusted based on the formula provided in Section 8(a) of the warrant agreement. Accordingly, the warrants will be valued at the exercise price of $8.55 as of August 15, 2008 and thereafter.

As of August 15, 2008, the Company valued the warrant using conversion price at inception and reset respectively. The fair value of the warrant is $489,719 at the inception conversion price of $8.8527, and $551,131 at the reset conversion price of $8.5500, respectively. Such difference resulting from using the reset conversion price has increased warrant liabilities by $61,412.

As of September 30, 2008, the fair value of warrants was $8,435, which was determined using the Black-Scholes option pricing model. The income from adjustment of fair value of liabilities in connection with warrants has been recorded in the income statement as gain or loss on change in fair value of derivative. (See note 22)

12. Accrued pension costs

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

The activities in the Company’s pension account during the nine months ended September 30, 2008 (unaudited) and the year ended December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
Balance at beginning of the period	$3,622,729	$3,266,867
Amounts provided during the period	1,748,484	1,286,566
Settlement during the period	(1,875,373)	(1,154,462)
Foreign currency translation	261,815	223,758
Balance at end of period	$3,757,655	$3,622,729

13. Taxes payable

The Company’s taxes payable at September 30, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
Value-added tax payable	$6,709,404	$7,052,682
Income tax payable	1,422,207	1,883,185
Other tax payable	41,441	144,626
Balance at end of the period	$8,173,052	$9,080,493

14. Amounts due to shareholders/ directors

The activities in the amounts due to shareholders/directors at September 30, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
Balance at the beginning of period	$304,601	$358,065
Decrease during the period	(78,857)	(84,476)
Foreign currency translation	31,280	31,012
Balance at end of period	$257,024	$304,601

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

16. Derivative liabilities

The Company has evaluated the convertible notes for terms and conditions that are not clearly and closely associated with the risks of the debt-type host instrument (see Note 17). Generally, such features require separation from the host contract and treatment as derivative financial instruments. Certain features, such as the conversion option, were found to be exempt. Other features, such as puts and redemption features were found to require bifurcation and recognition as derivative liabilities. These derivative liabilities are recognized initially at fair value, using forward cash-flow valuation techniques. As of February 15, 2008, the compound derivative value amounted to $1,703,962. This derivative will be adjusted to its estimated fair value at the completion of each reporting period until the debt arrangement is ultimately settled, converted or paid. As of September 30, 2008, the compound derivative value amounted to $821,583. The income from adjustment of fair value of compound derivative has been recorded in the income statement as gain or loss on change in fair value of derivative. (See note 22)

17. Convertible notes payable

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

The Convertible Debt bears annual interest rates of 3%, 3.5%, 4%, 4.5% and 5% for each year of 2008, 2009, 2010, 2011 and 2012. The interest on the Convertible Debt shall be computed commencing from the issuance date and will be payable in cash in arrears semi-annually on January 15, and July 15 of each year with the first interest payable date being July 15, 2008. From and after the occurrence and during the continuance of an Event of Default defined in the relevant Convertible Debt agreements, the interest rate then in effect shall be increased by two percent (2%) until the event of default is remedied.

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

The Company will not effect any conversion of the Convertible Debt, and each holder of the Convertible Debt will not have the right to convert any portion of the Convertible Debt to the extent that after giving effect to such conversion, such holders would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.

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

At any time following February 15, 2009, if the weighted average for twenty (20) consecutive trading days is less than $3.98, the Convertible Debt holder shall have the right, in its sole discretion, to require that the Company redeem all or any portion of the Convertible Debt. The portion of this Convertible Debt subject to redemption in connection with the share price change of the underlying common stock will be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Other Make Whole Amount as mentioned above.

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

As indicated above, according to the terms of the note, the conversion price was reset to $7.0822 as of August 15, 2008 based on the weighted average price of the stock on that date. In accordance with EITF 00-27, a contingency feature that cannot be measured at inception of the instrument, should be recorded when the contingent event occurs. Therefore, on the date of the reset, the difference in the number of indexed shares prior to the reset was compared to the indexed shares subsequent to the reset and this incremental number of shares was multiplied by the commitment date stock price to determine the incremental intrinsic value that resulted from the adjustment to the conversion price. This difference was recorded in equity as a beneficial conversion feature (“BCF”) and the related discount reduced the carrying value of the note and is being amortized over the remaining life of the instrument.

EITF 98-5 provides that the beneficial conversion feature, if any, embodied in a convertible debt instrument requires recognition and reclassification to stockholders' equity in an amount "not to exceed" the financing basis. For purposes of calculating the beneficial conversion feature, EITF 00-27, provides that the contractual conversion rate should give effect to the allocation of proceeds to other financial instruments, as required by APB 14. Accordingly, the "effective" conversion rate is calculated as the basis allocated to the debt instruments divided by the number of indexed shares. The reset conversion price was a contingent conversion price that was not known at inception of the agreement. Under the guidance of EITF 98-5, the beneficial conversion feature should be recalculated once the contingent conversion feature is known. The reset conversion feature was determined to be $7.0822 on August 15, 2008. The BCF was then calculated as if the reset amount was known at inception of the agreement in order to determine what the APB 14 allocation would have been using a conversion price of $7.0822.

Issue 7 (EITF 00-27) states that " the number of shares that would be received upon conversion based on the adjusted conversion price would be compared to the number that would have been received prior to the occurrence of the contingent event. The excess number of shares multiplied by the commitment date stock price equals the incremental intrinsic value that results from the resolution of the contingency and the corresponding adjustment to the conversion price." The guidance in Issue 7 does not specify whether the contingent BCF should only be calculated if the contingent conversion feature is below the market price of the stock and would have intrinsic value. The Company is of an opinion that the Issue 7 approach was not intended to override the intrinsic value method addressed in EITF Topic D-60, EITF 98-5 and EITF 00-27, and that the BCF should be calculated as the intrinsic spread between the adjusted effective conversion price and the market price at the commitment date.

As of August 15, 2008, the number of indexed shares were 3,953,596 and 4,941,967 at the inception conversion price and reset conversion price, respectively. At the commitment date, the stock price was $6.09, the “effective” conversion price was $6.93. Accordingly, since the effective conversion price is higher than the market value of the stock, the debt instruments are not considered "in the money" and no beneficial conversion feature is present.

Allocation of basis in the financing arrangement to the warrants and derivative liability has resulted in an original issue discount to the face value of the convertible notes in the amount of $2,502,588, which amount is subject to amortization over the Convertible Debt’s term using the effective method. The Company recorded amortization expense during the nine months ended September 30, 2008 of $302,771.

18. Minority interests

The Company’s activities in respect of the amounts of the minority interests’ equity at September 30, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
Balance at beginning of the period	$23,166,270	$23,112,667
Add: Additions during the period–
Minority interest’s income	4,418,730	9,646,339
Capital Contribution from the minority interest holders of Joint-venture companies	745,723	55,512
Foreign currency translation	1,481,294	1,650,869
Less: decrease during the period
Dividends declared to the minority interest holders of Joint-venture companies	(1,016,733)	(8,468,572)
Transfer and assign equity interest in Henglong and USAI by minority interest holders of Joint-venture companies*	(6,177,079)	(2,830,545)
Balance at end of period	$22,618,205	$23,166,270

*On March 31, 2008, the Company’s wholly-owned subsidiary, Great Genesis and Wiselink, both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, pursuant to which Wiselink agreed to transfer and assign its 35.5% equity interest in Jingzhou Henglong, one of the Company’s currently consolidated subsidiaries, to Great Genesis for a total consideration of $32,090,000.

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

19. Additional paid-in capital

The Company’s activities in the Company’s additional paid-in capital account during the nine months ended September 30, 2008 (unaudited) and the year ended December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
Balance at beginning of the period	$30,125,951	$28,651,959
Add: Additions during the period
Issuance of common stock for cash in accordance with the standby equity distribution agreement with Cornell Capital Partners, LP.	—	1,199,989
Issuance of stock options to independent directors	95,400	153,675
Issuance of common stock*	22,089,696	—
Increase in connection with minority shareholders’ abandonment of all its right and interest in Joint-venture	—	174,828
Less: decrease during the period–
Cash paid for retaining fee, commissions and placement agent fee in connection with offering	—	(54,500)
35.5% Henglong equity acquisition**	(25,912,921)	—
Balance at end of period	$26,398,126	$30,125,951

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

**On March 31, 2008, the Company’s wholly-owned subsidiary, Great Genesis and Wiselink, both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, pursuant to which Wiselink agreed to transfer and assign its 35.5% equity interest in Jingzhou Henglong, one of the Company’s currently consolidated subsidiaries, to Great Genesis for a total consideration of $32,090,000.

Under the terms of the above agreement, Great Genesis is deemed to be the owner of the equity concerned commencing from January 1, 2008. In accordance with FASB 141 and APB 14, the above acquisition is considered as a business combination of companies under common control and is being accounted for in a manner of pooling of interests.

As of January 1, 2008, the net book value of 35.5% equity of Henglong was $6,177,079. The difference between the acquisition consideration of $32,090,000 and 35.5% equity of Henglong, which was $25,912,921, has been debited to additional paid-in capital.

20. Other Income

Other income was $123,167 for the three months ended September 30, 2008, primarily as a result of the increased government subsidies received by USAI. Its product, sensor modules which was encouraged by Chinese government for government subsidies, has achieved the target of production expansion and quality enhancement in 2008. And there was no such income in the same period in 2007.

During the nine months ended September 30, 2008 and 2007 (unaudited), the Company recorded other income, government subsidies, of $322,626 and $38,462, respectively.

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

21. Financial income (expenses)

During the three months and nine months ended September 30, 2008 (unaudited) and 2007, the Company recorded financial income (expenses) which is summarized as follows:

	Three Months Ended September 30,
	2008	2007
Interest income (expenses),net	$(300,104)	$(151,675)
Foreign exchange gain (loss), net	(13,197)	(44,103)
Income (loss) of note discount, net	15,768	(9,972)
Amortization for discount of convertible note payable	(121,443)	—
Handling charge	(27,285)	(9,650)
Total	$(446,261)	$(215,400)

	Nine Months Ended September 30,
	2008	2007
Interest income(expenses),net	$(958,488)	$(358,527)
Foreign exchange gain (loss), net	332,917	(124,958)
Income (loss) of note discount, net	107,814	(115,255)
Amortization for discount of convertible note payable	(302,771)	—
Handling charge	(64,180)	(28,152)
Total	$(884,708)	$(626,892)

22. Gain (loss) on change in fair value of derivative

	Three Months Ended September 30,
	2008	2007
Income from adjustment of fair value of liabilities in connection with warrants	$571,953	$—
Income from adjustment of fair value of compound derivative liabilities	105,464	—
Total	$677,417	$—

	Nine Months Ended September 30,
	2008	2007
Income from adjustment of fair value of liabilities in connection with warrants	$790,191	$—
Income from adjustment of fair value of compound derivative liabilities	882,379	—
Total	$1,672,570	$—

23. Income Taxes

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

On January 1, 2007, Jiulong has used up its enterprise income tax exemption. During 2007, Jiulong was subject to enterprise income tax at a rate of 30%, and 25% for 2008.

On January 1, 1999, Henglong was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 1999, and a 50% enterprise national income tax deduction and a 100% local income tax deduction for the next nine years thereafter, from 2001 to 2009, for income tax purposes. Henglong is subject to enterprise national income tax at a rate of 15% for 2008 and 2009, and is subject to enterprise income tax at a rate of 25% commencing from January 1, 2010.

On January 1, 2003, Shenyang was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2003, a 75% enterprise national income tax deduction and a 100% local income tax deduction for the next three years thereafter, from 2005 to 2007, and a 50% enterprise national income tax deduction, from January 1, 2008, for income tax purposes. Commencing from 2008, Shenyang is subject to enterprise income tax at a rate of 18%, which comprises of 15% enterprise national income tax and 3% local income tax.

On January 1, 2004, Zhejiang was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2004, and a 50% enterprise national income tax deduction, and a 50% local income tax deduction for the next three years thereafter, from 2006 to 2008, for income tax purposes. During 2008, Zhejiang is subject to enterprise income tax at a rate of 16.5%, which comprises of 15% enterprise national income tax and 1.5% local income tax, and is subject to enterprise income tax at a rate of 25% commencing from January 1, 2009.

USAI, Wuhu, Jielong and Hengsheng are at their start up stage in 2008 and 2007, accordingly, there is no assessable profit for the three months and nine months ended September 30, 2008 subject to PRC enterprise income tax. They have an enterprise income tax exemption in 2008 and 2009, and are subject to enterprise income tax at a rate of 16.5% for the next three years thereafter, from 2010 to 2012, and a 25% enterprise national income tax for the years commencing from January 1, 2013.

No provision for Hong Kong tax is made as Great Genesis is an investment holding company, and has no assessable income in Hong Kong for the three months and nine months ended September 30, 2008 and 2007. The enterprise income tax of Hong Kong is 17.5%.

No provision for US tax is made as the Company has no assessable income in the US for the three months and nine months ended September 30, 2008 and 2007. The enterprise income tax of US is 30%.

The account of income tax as of the September 30, 2008 and 2007 (unaudited) is summarized as follows:

	Three Months Ended September 30,
	2008	2007

Current tax provision	$925,422	$1,180,468
Income tax refund*	(431,746)	(801,059)
Deferred tax (benefit) relating to the origination and reversal of temporary differences	(184,196)	—
Income tax expenses (income)	$309,480	$379,409

	Nine Months Ended September 30,
	2008	2007
Current tax provision	$3,632,345	$4,068,355
Income tax refund*	(2,331,181)	(1,327,331)
Deferred tax (benefit) relating to the origination and reversal of temporary differences	(582,747)	—
Income tax	$718,417	$2,741,024

*For the three months and nine months ended September 30, 2008 and 2007 (unaudited), the income tax refunds received by the Company’s Sino-foreign joint ventures for purchase of domestic equipment have been reflected as a reduction to income tax expense in the respective period of the Company’s consolidated statements of operations.

24. Significant concentrations

The Company grants credit to its customers, generally on an open account basis.  The Company’s customers are all located in the PRC.

During the nine months ended September 30, 2008 (unaudited), the Company’s ten largest customers accounted for 72.4% of the Company’s consolidated net sales, with each of three customers individually accounting for more than 10% of consolidated net sales, i.e. 15.0%, 11.7%, and 10.7% individually, or an aggregate of 37.5%.  At September 30, 2008, approximately 24.8% of accounts receivable were from trade transactions with the aforementioned three customers.

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

25. Related party transactions and balances

Related party transactions with companies with common directors are as follows:

Related sales (unaudited):

	Three Months Ended September 30,
	2008	2007
Merchandise Sold to Related Parties	$967,591	$1,635,676

	Nine Months Ended September 30,
	2008	2007
Merchandise Sold to Related Parties	$3,766,078	$3,711,504

Related purchases (unaudited):

	Three Months Ended September 30,
	2008	2007
Materials Purchased from Related Parties	$1,783,822	$1,276,789
Technology Purchased from Related Parties	175,953	—
Equipment Purchased from Related Parties	499,782	331,619
Total	$2,459,557	$1,608,408

	Nine Months Ended September 30,
	2008	2007
Materials Purchased from Related Parties	$6,387,212	$3,743,223
Technology Purchased from Related Parties	175,953	64,103
Equipment Purchased from Related Parties	2,615,992	626,455
Total	$9,179,157	$4,433,781

Purchase of 35.5% equity interest in Jinzhou Henglong (refer to note 19)

Related receivables (September 30, 2008 unaudited):

	September 30, 2008	December 31, 2007
Accounts receivable	$1,105,037	$1,869,480
Other receivables	707,979	638,826
Total	$1,813,016	$2,508,306

Related advances (September 30, 2008 unaudited):
	September 30, 2008	December 31, 2007
Advanced Equipment Payment to Related Parties	$3,818,485	$1,560,378
Advanced Expenses and Others to Related Parties	65,746	55,323
Total	$3,884,231	$1,615,701

Related payables (September 30, 2008 unaudited)

	September 30, 2008	December 31, 2007
Accounts payable:	$851,631	$1,134,817

These transactions were consummated under similar terms as those with the Company's customers and suppliers.

26. Commitments and contingencies

Legal Proceedings - The Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The following table summarizes the Company’s major contractual payment obligations and commitments as of September 30, 2008 (unaudited):

	Payment Obligations by Period
	2008 (a)	2009	2010	2011	Thereafter	Total
Obligations for service agreements	$—	$110,000	$110,000	$110,000	$—	$330,000
Obligations for purchasing agreements	5,383,399	1,447,448	$—	$—	—	6,830,847
Total	$5,383,399	$1,557,448	$110,000	$110,000	$—	$7,160,847

(a) Remaining 3 months in 2008

27. Off-balance sheet arrangements

At September 30, 2008 and 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

During the three months and nine months ended September 30, 2008 and 2007 (unaudited), the Company had nine product sectors, five of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering (Henglong), power steering (Jiulong), power steering (Shenyang), power pumps (Zhejiang), and power steering (Wuhu). The other four sectors which were established in 2005, 2006 and 2007 respectively, engaged in the production and sales of sensor modular (USAI), electronic power steering (Jielong), power steering (Hengsheng), and provider of after sales and R&D services (HLUSA). Since the revenues, net income and net assets of these four sectors are less than 10% of its segment in the consolidated financial statements, the Company incorporated these four sectors into “other sectors”.

The Company’s product sectors information is as follows:

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other (1)	Total
For the Three Months Ended:
September 30, 2008
Revenue
Net product sales – external	$14,526,593	$8,815,691	$5,584,941	$3,438,307	$4,531,666	$39,557	$—	$36,936,755
Net product sales – internal	5,035,942	473,818	701,997	102,003	—	—	(6,313,760)	—
Gain on other sales	69,328	115,725	51,134	20,391	64,073	21,983	692	343,326
Total revenue	$19,631,863	$9,405,234	$6,338,072	$3,560,701	$4,595,739	$61,540	$(6,313,068)	$37,280,081
Net income	$2,685,495	$95,627	$386,084	$278,641	$(140,192)	$(184,040)	$(362,836)	$2,758,779

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other (1)	Total
For the Three Months Ended:
September 30, 2007
Revenue
Net product sales – external	$10,251,971	$8,106,377	$5,719,242	$2,911,860	$4,222,181	$(8,900)	$—	$31,202,731
Net product sales – internal	5,635,023	537,459	410,175	(270)	—	—	(6,582,387)	—
Gain on other sales	99,880	(12,106)	16,720	(767)	—	—	(1,356)	102,371
Total revenue	$15,986,874	$8,631,730	$6,146,137	$2,910,823	$4,222,181	$(8,900)	$(6,583,743)	$31,305,102
Net income	$1,298,825	$423,236	$526,819	$309,971	$(189,573)	$(401,957)	$607,097	$2,574,418

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other (1)	Total
For the Nine Months Ended:
September 30, 2008
Revenue
Net product sales – external	$47,739,020	$33,650,090	$16,114,165	$11,200,250	$15,965,562	$243,051	—	$124,912,138
Net product sales – internal	20,691,684	1,949,031	2,866,379	591,842	—	—	(26,098,936)	—
Gain on other sales	208,724	131,092	123,695	31,041	81,861	21,086	(2,273)	595,226
Total revenue	$68,639,428	$35,730,213	$19,104,239	$11,823,133	$16,047,423	$264,137	$(26,101,209)	$125,507,364
Net income	$9,889,489	$1,470,760	$1,417,763	$1,056,468	$(546,062)	$(720,900)	$(634,211)	$11,933,308

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other (1)	Total
For the Nine Months Ended:
September 30, 2007
Revenue
Net product sales – external	$32,025,588	$25,457,167	$14,660,207	$9,697,822	$14,041,721	$15,956	$—	$95,898,461
Net product sales – internal	21,285,580	2,426,271	1,821,863	29,882	—	—	(25,563,596)	—
Gain on other sales	320,519	52,349	35,088	(4,932)	2,499	(579)	(4,024)	400,920
Total revenue	$53,631,687	$27,935,787	$16,517,158	$9,722,772	$14,044,220	$15,377	$(25,567,620)	$96,299,381
Net income	$4,806,602	$1,965,930	$1,491,555	$1,134,895	$(645,822)	$(637,418)	$(1,443,069)	$6,672,673

(1) Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

29. Subsequent events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.  Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof.  The Company undertakes no obligation to update these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.  Please see the discussion on risk factors in Item 1A of Part II of this quarterly report on Form 10-Q.

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

The Company owns the following aggregate net interests in eight Sino-foreign joint ventures organized in the PRC as of September 30, 2008 and 2007 (unaudited).

	Percentage Interest
Name of Entity	September 30, 2008	September 30, 2007
Shashi Jiulong Power Steering Gears Co., Ltd., "Jiulong"	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., "Henglong"	80.00%	44.50%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang"	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., "Zhejiang"	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	83.34%	85.71%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	100.00%

Jiulong was established in 1993 and mainly engaged in the production of integral power steering gears for heavy-duty vehicles.

Henglong was established in 1997 and mainly engaged in the production of rack and pinion power steering gears for cars and light duty vehicles.

On March 31, 2008, the Company’s wholly-owned subsidiary, Great Genesis and Wiselink, both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, pursuant to which Wiselink agreed to transfer and assign its 35.5% equity interest in Jingzhou Henglong, one of the Company’s currently consolidated subsidiaries, to Great Genesis for a total consideration of $32,090,000. The Company now holds an 80% equity interest in Jingzhou Henglong.

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

RESULTS OF OPERATIONS——THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007:

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage on net sales		Change in percentage
	Three months ended September 30,		Three months ended September 30,
	2008	2007	2007 to 2008
Net sales	100.0%	100.0%	18.4%
Cost of sales	73.3	63.6	36.4
Gross profit	26.7	36.4	(13.1)
Gain on other sales	0.9	0.3	235.4
Less: operating expenses
Selling expenses	6.3	6.7	10.3
General and administrative expenses	5.6	5.4	22.4
R & D expenses	1.8	1.0	107.0
Depreciation and amortization	4.0	2.4	102.3
Total operating expenses	17.7	15.5	34.9
Operating income	10.0	21.2	(44.2)
Other income	0.3	—	—
Financial income (expenses)	(1.2)	(0.7)	107.2
Gain on change in fair value of derivative	1.8	—	—
Income before income tax	11.0	20.6	(36.8)
Income tax	0.8	1.2	(18.4)
Income before minority interests	10.1	19.3	(38.0)
Minority interests	2.7	11.1	(71.6)
Net income	7.5%	8.3%	7.2%

	Percentage on net sales		Change in percentage
	Nine months ended September 30,		Nine months ended September 30,
	2008	2007	2007 to 2008
Net sales	100.0%	100.0%	30.3%
Cost of sales	70.7	66.0	39.7
Gross profit	29.3	34.0	12.0
Gain on other sales	0.5	0.4	64.2
Less: operating expenses
Selling expenses	6.2	6.8	18.8
General and administrative expenses	6.3	5.5	48.5
R & D expenses	1.1	0.9	54.4
Depreciation and amortization	3.4	2.7	65.1
Total operating expenses	17.0	15.9	39.0
Operating income	12.8	18.5	(10.2)
Other income	0.3	0.0	738.8
Financial income (expenses)	(0.7)	(0.7)	41.1
Gain on change in fair value of derivative	1.3	—	—
Income before income tax	13.7	17.9	(0.6)
Income tax	0.6	2.9	(73.8)
Income before minority interests	13.1	15.1	13.3
Minority interests	3.5	8.1	(43.1)
Net income	9.6%	7.0%	78.8%

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007:

NET SALES:

Net sales were $36,936,755 for the three months ended September 30, 2008, as compared to $31,202,731 for the three months ended September 30, 2007, an increase of $5,734,024, or 18.4%.  The increase in net sales in 2008 as compared to 2007 was a result of the following factors:

(1) Increases in the income of Chinese residents and the growth of consumption led to an increase in the sales of passenger vehicles and an increase in the Company’s sales of steering gear and pumps. As a result, sales of steering gear and pumps for domestic passenger vehicles for the three months ended September 30, 2008 were $24,643,200 and $3,438,307, as compared to $20,193,392 and $2,911,861 for the same period of 2007, an increase of $4,449,808 and $526,446, or 22.0% and 18.1%, respectively.

(2) Increased investments and business activities in China led to an increase in sales of commercial vehicles and an increase in the Company’s sales of steering gear and accessories. For the three months ended September 30, 2008, sales of steering gear and accessories for commercial vehicles was $8,815,691, as compared to $8,106,379 for the same period of 2007, an increase of $709,312, or 8.8%.

(3) The Company has raised the technological contents in, and production efficiency of, its products as a result of technological improvement to its production lines, allowing the Company to reduce its costs and, correspondingly, its sales prices which led to increased sales volumes.

 GROSS PROFIT

For the three months ended September 30, 2008, gross profit was $9,878,223, as compared to $11,362,751 for the three months ended September 30, 2007, a decrease of $1,484,528, or 13.1%.

The increase of sales volume and selling prices contributed to an increase of $1,153,601 in gross profit, while the increase in unit cost resulted in a decrease of $2,638,129 in gross profit.

Gross margin was 26.7% for the three months ended September 30, 2008, a decrease of 9.7% from 36.4% for the same period of 2007, primarily due to an increase in materials price and unit cost. The Company plans to take the following measures in the remaining three months of 2008 to increase gross profit levels and to meet its yearly gross margin target of not less than 30%.

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

2. Raise the selling price of commercial vehicles steering gear. During the three months ended September 30, 2008, the unit cost of commercial vehicles steering gear increased, due to the sharp rise of the price of steel, its main raw material. In order to meet the gross margin target, the Company has raised the selling price of commercial vehicles steering gear after negotiation with OEMs.

GAIN ON OTHER SALES

Gain on other sales consists of net amount retained from sales of materials and other assets. For the three months ended September 30, 2008, gain on other sales was $343,326, as compared to $102,371 for the same period of 2007, an increase of $240,955, or 235.4%, mainly due to increased sales of materials.

SELLING EXPENSES

Selling expenses were $2,309,064 for the three months ended September 30, 2008, as compared to $2,094,157 for the same period of 2007, an increase of $214,907, or 10.3%. Material increases were salaries and wages, warranty reserve and transportation expenses.

The increase in salaries and wages, warranty reserve and transportation expenses was due to an increase of 18.4% in sales for the three months ended September 30, 2008, as compared to the same period of 2007, so that the salaries and wages, warranty reserve and transportation expenses recorded also increased accordingly.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,060,675 for the three months ended September 30, 2008, as compared to $1,683,190 for the same period of 2007, an increase of $377,485, or 22.4%, as a result of the following:

The increase in labor insurance expenses was mainly due to an increase of housing fund expenses at Henglong and Jiulong for the three months ended September 30, 2008.

The increase in supplies was mainly due to additional consumption during the construction of new joint-venture company.

The increase in provision for bad debts was mainly due to certain advance payment for equipment and other receivables which had remained outstanding after the credit period. Management believes that additional provision for bad debts should be made to avoid credit loss.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $665,552 for the three months ended September 30, 2008, as compared to $321,533 for the three months ended September 30, 2007, an increase of $344,019, or 107.0%, as a result of the Company’s new product development and more R&D personnel involved with the new product research and development program.

DEPRECIATION AND AMORTIZATION EXPENSE

For the three months ended September 30, 2008, the depreciation and amortization expense, excluding those recorded in cost of sales, was $1,488,842, as compared to $735,810 for the three months ended September 30, 2007, an increase of $753,032, or 102.3%, as a result of increased property, plant and equipment, so that depreciation expenses also materially increased.

INCOME FROM OPERATIONS

Income from operations was $3,697,416 for the three months ended September 30, 2008, as compared to $6,630,432 for the three months ended September 30, 2007, a decrease of $2,933,016, or 44.2%, as a result of a decrease of $1,484,528, or 13.1% in gross profit, an increase of $240,955, or 235.4% in gain on other sales, and an increase of $1,689,443, or 34.9% in operating expenses.

OTHER INCOME

Other income was $123,167 for the three months ended September 30, 2008, primarily as a result of the achievement of targeted production expansion and quality enhancement of the sensors in 2008, which were encouraged by Chinese government for government subsidies. And there was no such income in the same period in 2007.

Whether or not a government interest subsidies can classify as other income depends on whether the company’s technological improvement has achieved its expected goal of production expansion and quality enhancement.

FINANCIAL EXPENSES

Financial expenses were $446,261 for the three months ended September 30, 2008, as compared to financial expenses of $215,400 for the three months ended September 30, 2007, an increase of $230,861, primarily as a result of a decrease of foreign currency exchange loss of $30,906, an increase in notes discount gain of $25,740, an interest expense increase of $148,430, an increase in convertible notes discount amortization of $121,443 and an increase in bank service fee of $17,634.

GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE

Gain on change in fair value of derivative was $677,417 for the three months ended September 30, 2008.

INCOME BEFORE INCOME TAXES

Income before income taxes was $4,051,739 for the three months ended September 30, 2008, as compared to $6,415,032 for the three months ended September 30, 2007, a decrease of $2,363,293, or 36.8%, as a result of a decrease in income from operations of $2,933,016, an increase in other income of $123,167, an increase in financial expenses of $230,861and an increase in gain on change in fair value of derivative of $677,417.

INCOME TAXES

Income tax income was $309,480 for the three months ended September 30, 2008, as compared to $379,409 of income tax expenses for the three months ended September 30, 2007, a decrease of $69,929, mainly because of:

1. The Company has received an income tax refund of $431,746 for domestic equipment purchased during the three months ended September 30, 2008, as compared to $801,059 for the same period of 2007, a decrease of $369,313.

2. One of the Company’s Sino-foreign joint ventures, Jiulong, implemented a new policy of income tax in 2008. Jiulong was subject to a state income tax rate of 25%, which was decreased from 30%. This decrease in income tax rate led to a decreased income tax expenses of $13,114.

3. An increase in deferred income taxes assets led to a decreased income tax expenses of $184,196.

4. A decrease in income before income taxes led to a decrease in income tax expenses of $241,932.

INCOME BEFORE MINORITY INTERESTS

Income before minority interests was $3,742,259 for the three months ended September 30, 2008, as compared to $6,035,623 for the three months ended September 30, 2007, a decrease of $2,293,364, or 38.0%, as a result of a decrease in income before income taxes of $2,436,421, or 38.0%, and a decrease in income taxes expenses of $69,929.

MINORITY INTERESTS

Minority interests in the earnings of the Sino-foreign Joint-ventures amounted to $983,480 for the three months ended September 30, 2008, as compared to $3,461,205 for the three months ended September 30, 2007, a decrease of $2,477,725, or 71.6%.

The Company owns different equity interest in eight Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these eight Sino-foreign joint ventures were consolidated in the Company’s financial statements as of September 30, 2008 and 2007. The Company records the minority interests' share in the earnings of the respective Sino-foreign joint ventures for each period.

In 2008, minority interest decreased significantly as compared to 2007, primarily after the Company acquired an additional 35.5% equity interest in Jingzhou Henglong, which was owned by minority interests. Therefore, although the income increased, the income attributable to the minority interests decreased.

NET INCOME

Net income was $2,758,779 for the three months ended September 30, 2008, as compared to a net income of $2,574,418 for the three months ended September 30, 2007, an increase of $184,361, or 7.2%, as a result of a decrease in income before minority interest of $2,293,364, or 38.0%, and a decrease in minority interest of $2,477,725, or 71.6%.

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007:

NET SALES:

Net sales were $124,912,138 for the nine months ended September 30, 2008, as compared to $95,898,461 for the nine months ended September 30, 2007, an increase of $29,013,677, or 30.3%.  The increase in net sales in 2008 as compared to 2007 was a result of the following factors:

(1) Increases in the income of Chinese residents and the growth of consumption led to an increase in the sales of passenger vehicles and an increase in the Company’s sales of steering gear and pumps. As a result, sales of steering gear and pumps for domestic passenger vehicles for the nine months ended September 30, 2008 were $79,818,747 and $11,200,250 as compared to $60,727,515 and $9,697,822 for the same period of 2007, an increase of $19,091,232 and $1,502,428, or 31.4% and 15.5%, respectively.

(2) Increased investments and business activities in China led to an increase in sales of commercial vehicles and an increase in the Company’s sales of steering gear and accessories. For the nine months ended September 30, 2008, sales of steering gear and accessories for commercial vehicles was $33,650,090, as compared to $25,457,169 for the same period of 2007, an increase of $8,192,921, or 32.2%.

(3) The Company has raised the technological contents in, and production efficiency of, its products as a result of technological improvement to its production lines, allowing the Company to reduce its costs and, correspondingly, its sales prices which led to increased sales volumes.

GROSS PROFIT

For the nine months ended September 30, 2008, gross profit was $36,553,597, as compared to $32,648,463 for the nine months ended September 30, 2007, an increase of $3,905,134, or 12.0%.

The increase of sales volume and selling prices contributed to an increase of $21,560,730 in gross profit, while the increase in unit cost resulted in a decrease of $17,655,596 in gross profit.

Gross margin was 29.3% for the nine months ended September 30, 2008, a decrease of 4.7% from 34.0% for the same period of 2007, primarily due to an increase in materials price and unit cost. The Company plans to take the following measures in the remaining three months of 2008 to increase gross profit levels and to meet its yearly gross margin target of not less than 30%.

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

2. Raise the selling price of commercial vehicles steering gear. During the nine months ended September 30, 2008, the unit cost of commercial vehicles steering gear increased, due to the sharp rise of the price of steel, its main raw material. In order to meet the gross margin target, the Company has raised the selling price of commercial vehicles steering gear after negotiation with OEMs.

GAIN ON OTHER SALES

Gain on other sales consists of net amount retained from sales of materials and other assets. For the nine months ended September 30, 2008, gain on other sales were $595,226, as compared to $362,458 for the same period of 2007, an increase of $232,768, or 64.2%, mainly due to increased sales of materials.

SELLING EXPENSES

Selling expenses were $7,721,240 for the nine months ended September 30, 2008, as compared to $6,500,969 for the same period of 2007, an increase of $1,220,271, or 18.8%. Material increases were salaries and wages, warranty reserve and transportation expenses.

The increase in salaries and wages, warrant reserve, and transportation expenses was due to an increase of 30.3% in sales for the nine months ended September 30, 2008, as compared to the same period of 2007, so that the salaries and wages, warranty reserve and transportation expenses recorded also increased accordingly.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $7,828,458 for the nine months ended September 30, 2008, as compared to $5,272,795 for the same period of 2007, an increase of $2,555,663, or 48.5%, as a result of the following:

The increase in labor insurance expenses was mainly due to an increase of housing fund expenses at Henglong and Jiulong for the nine months ended September 30, 2008.

The increase in supplies was mainly due to additional consumption during the construction of new joint-venture company.

The increase in provision for bad debts was mainly due to certain advance payment for equipment and other receivables which had remained outstanding after the credit period. Management believes that additional provision for bad debts should be made to avoid credit loss.

The increase in listing expenses was mainly due to increased retainer and professional consulting fees in connection with 35.5% Henglong equity acquisition and issuance of $35,000,000 convertible notes.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $1,404,525 for the nine months ended September 30, 2008, as compared to $909,515 for the nine months ended September 30, 2007, an increase of $495,010, or 54.4%, as a result of the Company’s new product development and more R&D personnel involved with the new product research and development program.

DEPRECIATION AND AMORTIZATION EXPENSE

For the nine months ended September 30, 2008, the depreciation and amortization expense, excluding those recorded in cost of sales, was $4,234,633, as compared to $2,564,234 for the nine months ended September 30, 2007, an increase of $1,670,399, or 65.1%, primarily due to fixed assets acquisitions.

INCOME FROM OPERATIONS

Income from operations was $15,959,967 for the nine months ended September 30, 2008, as compared to $17,763,408 for the nine months ended September 30, 2007, a decrease of $1,803,441, or 10.2%, as a result of an increase of $3,905,134, or 12.0% in gross profit, an increase of $232,768, or 64.2%, in gain on other sales, and an increase of $5,941,343, or 39.0%, in operating expenses.

OTHER INCOME

Other income was $322,626 for the nine months ended September 30, 2008, as compared to $38,462 for the same period of 2007, an increase of $284,164, or 738.8%, primarily as a result of increased government subsidies.

Whether or not a government interest subsidies can classify as other income depends on whether the company’s technological improvement has achieved its expected goal of production expansion and quality enhancement.

FINANCIAL EXPENSES

Financial expenses were $884,708 for the nine months ended September 30, 2008, as compared to financial expenses of $626,892 for the nine months ended September 30, 2007, an increase of $257,816, primarily as a result of foreign currency exchange gain increase of $457,875, notes discount gain increase of $223,069, interest expenses increase of $599,961, convertible notes discount amortization increase of $302,771, and bank service fee increase of $36,028.

GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE

Gain on change in fair value of derivative was $1,672,570 for the nine months ended September 30, 2008.

INCOME BEFORE INCOME TAXES

Income before income taxes was $17,070,455 for the nine months ended September 30, 2008, as compared to $17,174,978 for the nine months ended September 30, 2007, a decrease of $104,523, or 0.6%, as a result of a decrease in income from operations of $1,803,441, or 10.2%, an increase in other income of $284,164, or 738.8%, an increase in financial expenses of $257,816 and an increase in gain on change in fair value of derivative of $1,672,570.

INCOME TAXES

Income tax expense was $718,417 for the nine months ended September 30, 2008, as compared to $2,741,024 for the nine months ended September 30, 2007, a decrease of $2,022,607, mainly because of:

1. The Company has received an income tax refund of $2,331,181 for domestic equipment purchased during the nine months ended September 30, 2008, as compared to $1,327,331 for the same period of 2007, an increase of $1,003,850.

2. One of the Company’s Sino-foreign joint ventures, Jiulong, implemented a new policy of income tax in 2008. Jiulong was subject to a state income tax rate of 25%, which was decreased from 30%. This decrease in income tax rate led to a decreased income tax expenses of $140,948.

3. An increase in deferred income taxes assets led to a decreased income tax expenses of $582,747.

4. A decrease in income before income taxes led to a decrease in income tax expenses of $295,062.

INCOME BEFORE MINORITY INTERESTS

Income before minority interests was $16,352,038 for the nine months ended September 30, 2008, as compared to $14,433,954 for the nine months ended September 30, 2007, an increase of $1,918,084, or 13.3%, as a result of a decrease in income before income taxes of $104,523, and a decrease in income tax expenses of $2,022,607, or 73.8%.

MINORITY INTERESTS

Minority interests in the earnings of the Sino-foreign Joint-ventures amounted to $4,418,730 for the nine months ended September 30, 2008, as compared to $7,761,281 for the nine months ended September 30, 2007, a decrease of $3,342,551, or 43.1%.

The Company owns different equity interest in eight Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these eight Sino-foreign joint ventures were consolidated in the Company’s financial statements as of September 30, 2008 and 2007. The Company records the minority interests' share in the earnings of the respective Sino-foreign joint ventures for each period.

In 2008, minority interest decreased significantly as compared to 2007, primarily after the Company acquired an additional 35.5% equity interest in Jingzhou Henglong, which was owned by minority interests. Therefore, although the income increased, the income of the minority interest decreased.

NET INCOME

Net income was $11,933,308 for the nine months ended September 30, 2008, as compared to a net income of $6,672,673 for the nine months ended September 30, 2007, an increase of $5,260,635, or 78.8%, as a result of an increase in income before minority interest of $1,918,084, or 13.3%, and a decrease in minority interest of $3,342,551, or 43.1%.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources and use of cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and notes and internally generated cash. As of September 30, 2008, the Company had cash and cash equivalents of $27,188,579, as compared to $21,791,286 as of September 30, 2007, an increase of $5,397,293, or 24.8%.

The Company had working capital of $75,023,652 as of September 30, 2008, as compared to $38,159,885 as of September 30, 2007, an increase of $36,863,767, or 96.6%.

Financing activities:

For the Company’s bank loans and banker’s acceptance bill facilities, the Company’s banks require the Company to sign documents to repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, it can extend such one year facilities for another year.

The Company had bank loans maturing in less than one year of $5,865,103 and bankers’ acceptances of $20,306,574 as of September 30, 2008, including $5,718,667 which was not a part of the line of credit and fully mortgaged by notes receivable.

The Company currently expects to be able to obtain similar bank loans and bankers’ acceptance bills in the future if it can provide adequate mortgage security following the termination of the above mentioned agreements. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptance bills will be devalued by approximately $4,592,628. If the Company wishes to obtain the same amount of bank loans and banker's acceptance bills, it will have to provide $4,592,628 additional mortgages. The Company can obtain a reduced line of credit with a reduction of $2,296,314, if it cannot provide additional mortgages, $4,592,628 at 50% mortgage rates. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity.

On February 15, 2008, the Company issued $35,000,000 of convertible notes to Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P., maturing in 5 years. According to the terms of the Senior Convertible Notes (as described in Note 17), convertible notes may be required to be repaid in cash on or prior to their maturity, and the Company’s liquidity and capital resources will be adversely affected.

(a) Bank loans

 As of September 30, 2008, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Amount available	Amount Borrowed
Comprehensive credit facilities	Bank of China	$8,651,027	$3,879,033
Comprehensive credit facilities	China Construction Bank	8,797,654	—
Comprehensive credit facilities	Shanghai Pudong Development Bank	6,598,240	4,853,141
Comprehensive credit facilities	Jingzhou Commercial Bank	9,530,792	—
Comprehensive credit facilities	Industrial and Commercial Bank of China	2,932,551	1,652,493
Comprehensive credit facilities	Bank of Communications Co., Ltd	3,343,109	1,129,032
Comprehensive credit facilities	China Merchants Bank	2,199,413	2,199,413
Comprehensive credit facilities	China CITIC Bank	6,819,126	6,739,897
Total		$48,871,912	$20,453,009

The Company may request banks to issue notes payable or bank loans within its credit line using a 364-day revolving line.

The Company refinanced its short-term debt during early 2008 at annual interest rates of 6.84% to 7.72%, and for terms of six to twelve months. Pursuant to the refinancing arrangement, the Company pledged $13,380,323 of equipment, $4,107,947 of land use rights and $3,248,548 of buildings as security for its comprehensive credit facility with the Bank of China; pledged $2,109,560 of land use rights and $11,416,921 of buildings as security for its comprehensive credit facility with Shanghai Pudong Development Bank; pledged $7,946,422 of land use rights and $7,471,393 of equipment as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; pledged $1,579,080 of land use rights and $1,066,801 of buildings as security for its comprehensive credit facility with Industrial and Commercial Bank of China; pledged $1,466,276 of accounts receivable, $7,049,120 of land use rights and $3,668,827 of buildings as security for its comprehensive credit facility with China Construction Bank; pledged $2,992,155 of land use rights and $4,261,320 of buildings as security for its comprehensive credit facility with China CITIC Bank; pledged $3,473,211 of land use rights and $1,924,212 of buildings as security for its comprehensive credit facility with China Merchants Bank; pledged $4,160,689 of land use rights and $2,346,921 of buildings as security for its comprehensive credit facility with Bank of Communications Co., Ltd.

(b) Financing from investors:

On February 15, 2008, the Company sold $30,000,000 and $5,000,000 convertible notes to Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P., respectively, with a scheduled maturity date of February 15, 2013 and an initial conversion price for conversion into the Company’s common stock of $8.8527 per share. According to the terms of the convertible notes, the conversion price was reset to $7.0822 as of August 15, 2008 based on the weighted average price of the stock on that date.

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term bank loan	$5,865,103	$5,865,103	—	—	—
Notes payable	20,306,574	20,306,574	—	—	—
Other contractual purchase commitments, including information technology	7,160,847	5,383,399	1,667,448	110,000	—
Total	$33,332,524	$31,555,076	$1,667,448	$110,000	$—

Short-term bank loans:

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of September 30, 2008:

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of Payment	Amount Payable on Due Date
Bank of China	Working Capital	29-Dec-07	1	7.47%	Pay monthly	29-Dec-08	$733,138
China Merchants Bank	Working Capital	28-Sep-08	0.5	6.83%	Pay monthly	28-Mar-09	2,199,413
Bank of Shanghai Pudong Development	Working Capital	18-Oct-07	1	7.47%	Pay monthly	18-Oct-08	2,932,552
Total							$5,865,103

The Company must use the loans for the purposes described in the table. If the Company fails, it will be charged a penalty interest at 100% of the specified loan rate. The Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged a compound interest at the specified rate. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of September 30, 2008, and will continue to comply with them.

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of September 30, 2008:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	Oct-08	$4,523,858
Working Capital	3-6	Nov-08	2,626,690
Working Capital	3-6	Dec-08	2,516,569
Working Capital	3-6	Jan-09	2,501,466
Working Capital	3-6	Feb-09	4,159,692
Working Capital	3-6	Mar-09	3,978,299
Total			$20,306,574

The Company must use the loan for the purposes described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment to the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of September 30, 2008, and will continue to comply with them.

The Company had approximately $7,160,847 of capital commitments as of September 30, 2008, arising from equipment purchases for expanding production capacity. The Company intends to disperse $5,383,399 in the remaining three months of 2008 using its working capital. Management believes that it will not have a material adverse effect on the Company’s liquidity.

Cash flows:

(a) Operating activities

Net cash generated from operations during the nine months ended September 30, 2008 was $4,363,676, compared with net cash $9,909,219 generated from the same period of 2007, a decrease of $5,545,543.

Similar to the same period of 2007, the increased cash outflows from operating activities were primarily due to increases in accounts and notes receivable and inventories.

First, cash outflow increased by about $10,700,000 owing to increased accounts receivable, mainly due to increased sales in 2008 over in 2007. The credit terms on sale of goods between customers and the Company generally range from 3 - 4 months, which resulted in increased accounts receivable as sales increased. This is a normal capital circulation and the Company believes that it will not have a material adverse effect on future cash flows. Second, cash outflow increased by about $1,600,000 owing to increased notes receivable, mainly due to the Company having sufficient working capital, thus having less notes receivable discounted during this period. Since the notes receivable were based on bank credit standing, they may turn into cash any time the Company elects. Therefore, the increase of notes receivable will not have a material adverse effect on the Company’s future operating activities. Third, increased inventories led to an increased cash outflow of about $8,300,000, mainly due to the Company’s intention to produce sufficient inventories to meet increasing demands in the fourth quarter of 2008.

(b) Investing activities

The Company expended net cash of $19,822,440 in investment activities during the nine months ended September 30, 2008, and $9,710,860 during the same period of 2007.

Compared with the same period of 2007, cash used in the nine months ended September 30, 2008 on investment activities increased by $10,111,580, or 104.1%, mainly as a result of the acquisition of the additional 35.5% of Henglong’s equity.

(c) Financing activities

During the nine months ended September 30, 2008, the Company obtained net cash of $21,476,369 in financing activities, as compared to expending net cash of $6,280,924 through financing activities for the same period of 2007, an increase of $27,757,293 as a result of the following factors:

During the nine months ended September 30, 2008, the Company sold $30,000,000 and $5,000,000 of convertible notes to Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P., respectively. During the same period in 2007, the Company issued 108,121 shares of common stock and raised $1,145,500.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2008 and 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual payment obligations and commitments as of September 30, 2008:

	Payment Obligations by Period
	2008 (a)	2009	2010	2011	Thereafter	Total
Obligations for service agreements	$-	$110,000	$110,000	$110,000	$—	$330,000
Obligations for purchasing agreements	5,383,399	1,447,448	—	—	—	6,830,847
Total	$5,383,399	$1,557,448	$110,000	$110,000	$—	$7,160,847

(a) Remaining 3 months in 2008

SUBSEQUENT EVENTS

None

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

(b)  CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

For the quarter ended September 30, 2008, approximately 15.0% of our sales were to Chery Automobile Co., Ltd, approximately 10.7% were to Brilliance China Automotive Holdings Limited, and approximately 11.7% were to Beiqi Foton Motor Co., Ltd, our three largest customers. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect our business.

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

Members of our management beneficially own approximately 82.3% of the outstanding shares of our common stock.  As a result, these majority stockholders have control over decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders, which could result in the approval of transactions that might not maximize stockholders’ value.  Additionally, these stockholders control the election of members of our board, have the ability to appoint new members to our management team and control the outcome of matters submitted to a vote of the holders of our common stock.  The interests of these majority stockholders may at times conflict with the interests of our other stockholders. The Henglong Acquisition was a transaction involving us and a counterparty controlled by Mr. Hanlin Chen, our Chairman and controlling stockholder. We regularly engage in transactions with entities controlled by one of more of our officers and directors.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM4	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123.)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002.)

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: November 12, 2008	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: November 12, 2008	By:	/s/ Jie Li
Jie Li
Chief Financial Officer