Form 10-K
period 2008-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2009-03-26
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

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
Yes ☐  No  ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, based upon the closing price of the common stock as reported on the NASDAQ Stock Market under the symbol “CAAS” on such date, was approximately $27,945,022.

The Company has 26,983,244 shares of Common Stock outstanding as of February 27, 2009.

CHINA AUTOMOTIVE SYSTEMS, INC.

FORM 10-K

INDEX

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

On or around March 5, 2003, the Company acquired all of the issued and outstanding equity interests of Great Genesis Holdings Limited, “Genesis”, a corporation organized under the laws of the Hong Kong Special Administrative Region, China, by issuance of 20,914,250 shares of common stock to certain sellers. After the acquisition, the Company continued the operations of Genesis. Presently, Genesis owns interests in eight Sino-joint ventures, which manufacture power steering systems and/or related products for different segments of the automobile industry in China.

On May 19, 2003, the Company changed its name from Visions-In-Glass, Inc. to China Automotive Systems, Inc.

Since September 5, 2007, Hanlin Chen, Qizhou Wu, Robert Tung, Haimian Cai, and William E. Thomson began serving their terms as members of the Company’s Board of Directors. The directors appointed Hanlin Chen as the chairman of the Board, Qizhou Wu as the Chief Executive Officer of the Board of Directors, and Jie Li as Chief Financial Officer.

BUSINESS OVERVIEW

Unless the context indicates otherwise, the Company uses the terms “the Company”, “we”, “our” and “us” to refer to Genesis and China Automotive collectively on a consolidated basis. The Company is a holding company and has no significant business operations or assets other than its interest in Genesis. Through Genesis, the Company manufactures power steering systems and other component parts for automobiles. All operations are conducted through eight Sino-foreign joint ventures in China and a wholly-owned subsidiary in the U.S. set forth below is an organizational chart as at December 31, 2008.

China Automotive Systems, Inc. [NASDAQ:CAAS]
	↓100%				↓100%
	Great Genesis Holdings Limited				Henglong USA Corporation
↓
↓80%	↓81%	↓70%	↓51%	↓83.34%	↓77.33%	↓85%	↓100.00%
Jingzhou Henglong Automotive Parts Co., Ltd.	Shashi Jiulong Power Steering Gears Co., Ltd.	Shenyang Jinbei Henglong Automotive Steering System Co., Ltd.	Zhejiang Henglong & Vie Pump-Manu Co., Ltd.	Universal Sensor Application, Inc.	Wuhu Henglong Automotive Steering System Co., Ltd.	Wuhan Jielong Electric Power Steering Co., Ltd	Jingzhou Hengsheng Automotive System Co., Ltd.
“Henglong”	“Jiulong”	“Shenyang”	“Zhejiang”	“USAI”	“Wuhu”	“Jielong”	“Hengsheng”

Jiulong was established in 1993 and mainly engaged in the production of integral power steering gear for heavy-duty vehicles.

Henglong was established in 1997 and mainly engaged in the production of rack and pinion power steering gear for cars and light duty vehicles.

On March 31, 2008, the Company’s wholly-owned subsidiary, Genesis, and Wiselink Holdings Limited, “Wiselink”, both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, the “Henglong Agreement”, pursuant to which Wiselink agreed to transfer and assign its 35.5% equity interest in Henglong, one of the Company’s currently consolidated subsidiaries, to Genesis for a total consideration of $32,090,000. The Company now holds an 80% equity interest in Jingzhou Henglong.

Under the terms of the Henglong Agreement, Genesis is deemed to be the owner of Jingzhou Henglong commencing from January 1, 2008. The Henglong acquisition is considered as a business combination of companies under common control and is being accounted for in a manner of pooling of interests.

Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

Zhejiang was established in 2002 to focus on power steering pumps.

USAI was established in 2005 and mainly engaged in the production and sales of sensor modulars.

In 2008, Genesis and Shanghai Hongxi Investment Inc., “Hongxi”, the other shareholder of USAI, agreed to increase USAI’s capital to $2,600,000 from $1,800,000. The increased capital was wholly funded by Genesis. Therefore, the capital contributed by Genesis in USAI increased to $2,166,900 from $1,366,900, accounting for 83.34% of the total capital; while the capital contributed by Hongxi remained unchanged, accounting for 16.66% of the total capital.

Wuhu was established in 2006 and mainly engaged in the production and sales of automobile steering systems.

Jielong was established in 2006 and mainly engaged in the production and sales of electric power steering gears, “EPS”.

On March 7, 2007, Genesis established a wholly-owned subsidiary, Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”, to engage in production and sales of automotive steering systems. The registered capital of Hengsheng is $10,000,000.

The Company has business relations with more than sixty vehicle manufacturers, including FAW Group and Dongfeng Auto Group, two of the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd., the largest minivan manufacturer in China; Cherry Automobile Co., Ltd, the largest state owned car manufacturer in China, and Zhejiang Geely Automobile Co., Ltd., the largest private owned car manufacturer. In 2007 and 2008, the Company has supplied power steering pumps and power steering gears for the Sino-Foreign joint ventures established by General Motors (GM) and Volkswagen.

The Company currently owns two trademarks covering automobile parts and twelve Chinese patents covering power steering technology. The Company is in the process of integrating new advanced technologies such as electronic chips in power steering systems into its current production line and is pursuing aggressive strategies in technology to maintain a competitive edge within the automobile industry. In 2001, the Company signed a Ten-Year Licensing Agreement with Bishop Steering Technology Limited, a leader in automotive steering gear technology innovation which offers advanced technology for steering valves within the contract period. In 2003, the Company signed a Technology Transfer Agreement with Nanyang Ind. Co. Ltd., a leading steering column maker, for the technology necessary for electronic power steering (EPS) systems. In addition, the Company established with Tsinghua University a steering systems research institute designed to develop Electronic Power Steering (EPS) and Electronic Hydraulic Steering Systems (EHPS).

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

-Quality Control. The Henglong and Jiulong manufacturing facilities passed the ISO/TS 16949 System Certification in January 2004, a well-recognized quality control system in the auto industry developed by TUVRheindland of Germany.

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

- Acquisitions. The Company is exploring opportunities to create long-term growth through new ventures or acquisitions of other auto component manufacturers. The Company will seek acquisition targets that fulfill the following criteria: ·

-	companies that can be easily integrated into product manufacturing and corporate management;

-	companies that have strong joint venture partners that would become major customers; and

-	companies involved with power steering systems, oil pump or engine-cooling systems.

CUSTOMERS

The Company’s ten largest customers represent 78.6% of the Company’s total sales for the year ended December 31, 2008. The following table sets forth information regarding the Company’s ten largest customers.

Name of Major Customers	Percentage of Total Revenue in 2008
Chery Automobile Co., Ltd	15.1%
Brilliance China Automotive Holdings Limited	12.0%
Xi’an BYD Electric Car Co., Ltd	11.4%
Beiqi Foton Motor Co., Ltd.	10.7%
Zhejiang Geely Holding Co., Ltd	9.7%
China FAW Group Corporation	6.5%
Dongfeng Auto Group Co., Ltd	5.6%
Shanxi Heavy Auto Co., Ltd	2.9%
Great Wall Motor Company Limited	2.5%
Huainan Haonaite Machinery Co., Ltd.	2.2%
Total	78.6%

The Company primarily sells its products to the above-mentioned customers; it also has excellent relationships with them, including as their first-ranking supplier and developer for new product development for new models. While the Company intends to continue to focus on retaining and winning this business, it cannot ensure that it will succeed in doing so. It is difficult to keep these contracts as a result of severe price competition and customers’ diversification of their supply base. The Company’s business would be materially and adversely affected if it loses one or more of these major customers.

SALES AND MARKETING

The Company’s sales and marketing team has 102 sales persons, which are divided into an original equipment manufacturing, “OEM”, team, a sales service team and a working group dedicated to international business. These sales and marketing teams provide a constant interface with the Company’s key customers. They are located in all major vehicle producing regions to more effectively represent the Company’s customers’ interests within the Company’s organization, to promote their programs and to coordinate their strategies with the goal of enhancing overall service and satisfaction. The Company’s ability to support its customers is further enhanced by its broad presence in terms of sales offices, manufacturing facilities, engineering technology centers and joint ventures.

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

EMPLOYEES AND FACILITIES

As of December 31, 2008, the Company employed approximately 2,487 persons, including approximately 1,631 by Henglong and Jiulong, approximately 261 by Shengyan, approximately 283 by Zhejiang, approximately 43 by USAI, approximately 130 by Wuhu, and approximately 139 for Hengsheng.

As of December 31, 2008, each of Henglong and Jiulong, Shenyang, Zhejiang, Wuhu and Hengsheng has a manufacturing and administration area of 278,092 square meters, 35,354 square meters, 100,000 square meters, 83,700 square meters and 170,520 square meters, respectively.

Hubei Province, which is home to Dongfeng, one of the largest automakers in China, provides an ample supply of inexpensive but skilled labor to automotive-related industries. The annual production of the Company’s main product, power steering gears, was approximately 1,290,000 units and 1,070,000 units in 2008 and 2007 respectively. Although the production process continues to rely heavily on manual labor, the Company has invested substantially in high-level production machinery to improve capacity and production quality. Approximately $33.6 million was spent over the last three years on professional-grade equipment and workshops — approximately 81% of which has used in the production process as of December 31, 2008.

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

The Company’s purchases from its ten largest suppliers represent in the aggregate 26.8% of all components and raw materials it purchased for the year ended December 31, 2008, and none of them providing more than 10% of total purchases.

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

The Company owns a Hubei Provincial-Level Technical Center, which is approved by the Hubei Economic Commission. The center has a staff of 140, including 12 senior engineers, 2 foreign experts and 85 engineers, primarily focused on steering system R&D, tests, production process improvement and new material and production methodology application.

In addition, the Company has partnered with Tsinghua University to establish a steering system research center, called Tsinghua Henglong Automobile Steering Research Institute, for the purposes of R&D and experimentation for Electronic Power Steering, “EPS”.

The Company believes that its engineering and technical expertise, together with its emphasis on continuing research and development, allow it to use the latest technologies, materials and processes to solve problems for its customers and to bring new, innovative products to market. The Company believes that continued research and development activities, including engineering, are critical to maintaining its pipeline of technologically advanced products. The Company has aggressively managed costs in other portions of its business in order to maintain its total expenditures for research and development activities, including engineering, at approximately $2,260,000, $1,700,000, and $1,100,000 for the years ended December 31, 2008, 2007 and 2006, respectively. In 2008, the sales of newly developed products accounted for about 9.8% of total sales.

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

While the Chinese Government limits foreign ownership of auto assemblers to 50%, there is no analogous limitation in the automotive components industry. Thus, opportunities exist for foreign component suppliers to set up factories in China. These overseas competitors employ technology that may be more advanced and may have existing relationships with global automobile assemblers, but they are generally not as competitive as the Company in China in terms of production cost and flexibility in meeting client requirements.

CHINESE AUTOMOBILE INDUSTRY

The Company is a supplier of automotive parts and all of its operations are located in China. An increase or decrease in the output and sales of Chinese vehicles could result in an increase or decrease of the Company’s results of operations. According to the latest statistics from the China Association of Automobile Manufacturers, “CAAM”, in 2008, the output and sales volume of passenger vehicles have reached 9,345,000 and 9,381,000 units respectively, with only a single-digit growth rate of 5.2% and 6.7% for the first time in at least 10 years as consumer confidence waned in a slowing economy. The output and sales volume of passenger vehicles have reached 6,738,000 and 6,756,000 units respectively with an increase of 5.6% and 7.3% compared with the year 2007. The output and sales volume of commercial vehicles have reached 2,607,000 and 2,625,000 units respectively with an increase of 4.2% and 5.3% over last year. Accordingly, the Company’s sales of steering gears and steering pumps for passenger vehicles in 2008 increased by 27.8% and 9.2% compared with the year 2007. The sales of steering gears for commercial vehicles in 2008 increased 13.1% compared with the year 2007.

To bolster auto demand in China, the government implemented a series of stimulus measures in the early 2009, including halving the purchase taxes on smaller cars, scrapping some road fees and granting subsidies for farmers who trade in their polluting vehicles for more fuel-efficient ones.

Based on the effects of these measures, management believes that the auto industry in China will grow faster and the Company’s net sales in 2009 will increase by 10% to 15% compared with 2008.

CHINESE ECONOMY

Management believes that the most important factor in understanding the Chinese automobile industry is the country’s rapid economic growth. During 2008, Chinese economic growth still maintained a relatively high level, although it suffered from the global financial crisis since the third quarter of 2008. According to data from the State Statistical Bureau, Chinese economic growth reached 9.0% in 2008. With the pulling function of great government investment, the investment by Chinese enterprises and consumption by Chinese residents will continue to increase relatively rapid in 2009.

Management believes that the continued investment and consumption growth will have a favorable effect on the sales of commercial vehicles and passenger vehicles.

HIGHWAY DEVELOPMENT

Management believes that the continuing development of the highway system will have a significant positive impact on the manufacture and sale of private automobiles. Statistics from the Ministry of Communications show that 100,000 kilometers of highway and 6,433 kilometers of expressway were developed in 2008. Total highways and expressways now amount to 3,673,000 kilometers and 60,300 kilometers, respectively.

DOING BUSINESS IN CHINA

CHINESE LEGAL SYSTEM

The practical effect of the Chinese legal system on the Company’s business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise Laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of other countries. Similarly, the Chinese accounting laws mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles. The Chinese accounting laws require that an annual “statutory audit” be performed in accordance with Chinese accounting standards and that the books of account of Foreign Invested Enterprises be maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities. Otherwise, there is risk that its business license will be revoked.

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

ENVIRONMENTAL COMPLIANCE

The Company is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. The Company has an environmental management structure designed to facilitate and support its compliance with these requirements globally. Although it is the Company’s intent to comply with all such requirements and regulations, it cannot provide assurance that it is at all times in compliance. The Company has made and will continue to make capital and other expenditures to comply with environmental requirements, although such expenditures were not material during the past two years. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, the Company cannot assure that environmental requirements will not change or become more stringent over time or that its eventual environmental cleanup costs and liabilities will not be material.

During 2008, the Company did not make any material capital expenditures relating to environmental compliance.

WEB SITE ACCESS TO SEC FILINGS

The Company files electronically with the SEC its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) of the Securities Exchange Act of 1934.  The SEC maintains an Internet site that contains reports, proxy information and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that website is http://www.sec.gov.  The materials are also available at the SEC’s Public Reference Room, located at 100 F Street, Washington, D.C. 20549.  The public may obtain information through the public reference room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.      RISK FACTORS

Any investment in the Company’s securities involves a high degree of risk. You should carefully consider the risks described below, together with the information contained elsewhere in this prospectus, before you make a decision to invest in the Company. The Company’s business, financial conditions and results of operations could be materially and adversely affected by many risk factors.  Because of these risk factors, actual results might differ significantly from those projected in any forward-looking statements.  Factors that might cause such differences include, among others, the following:

Risks Related to the Company’s Business and Industry

Because the Company is a holding company with substantially all of its operations conducted through its subsidiaries, its performance will be affected by the performance of its subsidiaries.

The Company almost has no operations independent of those of Genesis and its subsidiaries, and the Company’s principal assets are its investments in Genesis and its subsidiaries.  As a result, the Company is dependent upon the performance of Genesis and its subsidiaries and will be subject to the financial, business and other factors affecting Genesis as well as general economic and financial conditions.  As substantially all of the Company’s operations are and will be conducted through its subsidiaries, the Company will be dependent on the cash flow of its subsidiaries to meet its obligations.

Because virtually all of the Company’s assets are and will be held by operating subsidiaries, the claims of the Company’s stockholders will be structurally subordinate to all existing and future liabilities and obligations, and trade payables of such subsidiaries.  In the event of the Company’s bankruptcy, liquidation or reorganization, its assets and those of its subsidiaries will be available to satisfy the claims of the Company’s stockholders only after all of its and its subsidiaries’ liabilities and obligations have been paid in full.

The Senior Convertible Notes are the Company’s unsecured obligations, but are not obligations of its subsidiaries. In addition, the Company’s secured commercial debt is senior to the Senior Convertible Notes.

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

The Company’s competitors include independent suppliers of parts, as well as suppliers formed by spin-offs from the Company’s customers, who are becoming more aggressive in selling parts to other vehicle manufacturers.  Depending on the particular product, the number of the Company’s competitors varies significantly.  Many of the Company’s competitors have substantially greater revenues and financial resources than it does, as well as stronger brand names, consumer recognition, business relationships with vehicle manufacturers, and geographic presence than it has.  The Company may not be able to compete favorably and increased competition may substantially harm its business, business prospects and results of operations.

Internationally, the Company faces different market dynamics and competition.  The Company may not be as successful as its competitors in generating revenues in international markets due to the lack of recognition of its products or other factors.  Developing product recognition overseas is expensive and time-consuming and the Company’s international expansion efforts may be more costly and less profitable than it expects.  If the Company is not successful in its target markets, its sales could decline, its margins could be negatively impacted and it could lose market share, any of which could materially harm the Company’s business, results of operations and profitability.

The cyclical nature of automotive production and sales could result in a reduction in automotive sales, which could adversely affect the Company’s business and results of operations.

The Company’s business relies on automotive vehicle production and sales by its customers, which are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences and the price and availability of gasoline.  They also can be affected by labor relations issues, regulatory requirements, and other factors.  In addition, in the last two years, the price of automobiles in China has generally declined.  As a result, the volume of automotive production in China has fluctuated from year to year, which gives rise to fluctuations in the demand for the Company’s products.  Any significant economic decline that results in a reduction in automotive production and sales by the Company’s customers would have a material adverse effect on the Company’s results of operations. Moreover, if the prices of automobiles do not remain low, then demand for automobile parts could fall and result in lower revenues and profitability.

Increasing costs for manufactured components and raw materials may adversely affect the Company’s profitability.

The Company uses a broad range of manufactured components and raw materials in its products, including castings, electronic components, finished sub-components, molded plastic parts, fabricated metal, aluminum and steel, and resins.  Because it may be difficult to pass increased prices for these items on to the Company’s customers, a significant increase in the prices of the Company’s components and materials could materially increase the Company’s operating costs and adversely affect its profit margins and profitability.

Pricing pressure by automobile manufacturers on their suppliers may adversely affect the Company’s business and results of operations.

Recently, pricing pressure from automobile manufacturers has been prevalent in the automotive parts industry in China.  Virtually all vehicle manufacturers seek price reductions each year, including requiring suppliers to pay a “3-R Guarantees” service charge for repair, replacement and refund in an amount equal to one percent of the total amount of parts supplied.  Although the Company has tried to reduce costs and resist price reductions, these reductions have impacted the Company’s sales and profit margins.  If the Company cannot offset continued price reductions through improved operating efficiencies and reduced expenditures, price reductions will have a material adverse effect on the Company's results of operations.

The Company’s business, revenues and profitability would be materially and adversely affected if it loses any of its large customers.

For the year ended December 31, 2008, approximately 15.1% of the Company’s sales were to Chery Automobile Co., Ltd, approximately 12.0% were to Brilliance China Automotive Holdings Limited, approximately 11.4% were to Xi’an BYD Electric Car Co., Ltd, and approximately 10.7% were to Beiqi Foton Motor Co., Ltd, the Company’s four largest customers. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

The Company may be subject to product liability and warranty and recall claims, which may increase the costs of doing business and adversely affect the Company’s financial condition and liquidity.

The Company may be exposed to product liability and warranty claims if its products actually or allegedly fail to perform as expected or the use of its products results, or is alleged to result, in bodily injury and/or property damage.  The Company started to pay some of its customers’ increased after-sales service expenses due to consumer rights protection policies of “recall” issued by the Chinese Government in 2004, such as the recalling flawed vehicles policy.  Beginning in 2004, automobile manufacturers unilaterally required their suppliers to pay a “3-R Guarantees” service charge for repair, replacement and refund in an amount equal to one percent of the total amount of parts supplied.  Accordingly, the Company has experienced and will continue to experience higher after sales service expenses.  Product liability, warranty and recall costs may have a material adverse effect on the Company’s financial condition.

The Company is subject to environmental and safety regulations, which may increase the Company’s compliance costs and may adversely affect its results of operation.

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

The Company purchases various types of equipment, raw materials and manufactured component parts from its suppliers.  The Company would be materially and adversely affected by the failure of its suppliers to perform as expected.  The Company could experience delivery delays or failures caused by production issues or delivery of non-conforming products if its suppliers failed to perform, and it also faces these risks in the event any of its suppliers becomes insolvent or bankrupt.

The Company’s business and growth may suffer if it fails to attract and retain key personnel.

The Company’s ability to operate its business and implement its strategies effectively depends on the efforts of its executive officers and other key employees.  The Company depends on the continued contributions of its senior management and other key personnel.  The Company’s future success also depends on its ability to identify, attract and retain highly skilled technical staff, particularly engineers and other employees with mechanics and electronics expertise, and managerial, finance and marketing personnel.  The Company does not maintain a key person life insurance policy on Mr. Hanlin Chen or Mr. Qizhou Wu.  The loss of the services of any of the Company’s key employees or the failure to attract or retain other qualified personnel could substantially harm the Company’s business.

The Company’s management controls approximately 82.9% of its outstanding common stock and may have conflicts of interest with the Company’s minority stockholders.

Members of the Company’s management beneficially own approximately 82.9% of the outstanding shares of the Company’s common stock.  As a result, these majority stockholders have control over decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders, which could result in the approval of transactions that might not maximize stockholders’ value.  Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock.  The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders.  The Henglong Transaction was a transaction involving the Company and a counterparty controlled by Mr. Hanlin Chen, the Company’s Chairman and controlling stockholder.  The Company regularly engages in transactions with entities controlled by one or more of its officers and directors.

Covenants contained in the Securities Purchase Agreement and the Senior Convertible Notes restrict the Company’s operating flexibility.

There is a limited public float of the Company’s common stock, which can result in the Company’s stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock or derivative securities.

There is a limited public float of the Company’s common stock. Of the Company’s outstanding common stock, approximately 17.1% is considered part of the public float.  The term “public float” refers to shares freely and actively tradable on the NASDAQ Capital Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act.  As a result of the limited public float and the limited trading volume on some days, the market price of the Company’s common stock can be volatile, and relatively small changes in the demand for or supply of the Company’s common stock can have a disproportionate effect on the market price for its common stock. This stock price volatility could prevent a security holder seeking to sell the Company’s common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

The Company may face early redemption from Convertible Note Holders and if it is not able to raise capital quickly to redeem, it may result in a material adverse effect on the Company’s liquidity, capital resources, business, results of operations or financial condition.

In February 2008, the Company sold to two accredited institutional investors, Lehman Brothers Commercial Corporation Asia Limited and YA Global Investments, L.P., $35 million of convertible debt, the “Convertible Notes”, with a scheduled maturity date of February 15, 2013. Pursuant to the terms of the Convertible Notes, among others, if the Weighted Average Price (WAP) for twenty (20) consecutive trading days is less than $3.187 at any time following February 15, 2009, the “WAP Default”, the Convertible Note holders , at their sole discretion, can require the Company redeem all or any portion of their Convertible Notes by delivering written redemption notice to the Company within five (5) business days after the receipt of the Company’s notice of the WAP Default. As a result of the recent worldwide financial turmoil, the Company’s stock’s WAP for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187. On March 17, 2009, the Company delivered the WAP Default notice to the Convertible Note holders.  Since the Company has not received any notice from YA Global Investments, L.P. as of March 24, 2009, its redemption rights under such WAP Default has lapsed. On March 23, 2009, the Company received a letter from the joint and several provisional liquidator acting on behalf of Lehman Brothers Commercial Corporation Asia Limited, “LBCCA Liquidator”, requesting that it be granted an extension of time until April 24, 2009 to obtain legal advice and to consider its rights under the Convertible Notes. The Company has granted an extension to April 15, 2009. Although the LBCCA Liquidator has not given the Company any notice of redemption yet, it may exercise its discretionary right of early redemption on any date that is no earlier than ninety (90) days after it delivers the written redemption notice to the Company, so long as it delivers such notice on or before April 15, 2009.

The Company’s ability to redeem the Convertible Notes and meet its payment obligations depends on its cash position and its ability to refinance or generate significant cash flow, which is subject to general economic, financial and competition factors and other factors beyond its control. It is uncertain whether the Company can raise sufficient capital to redeem via borrowing or issuance of additional stock as the world economic and financial conditions remain unsettled. The Company cannot assure you that it has sufficient funds available or will be able to obtain sufficient funds to meet its payment obligations under the Convertible Notes, and the Company’s failure to redeem would result in a material adverse effect on its liquidity, capital resources, business, results of operations or financial condition.

Provisions in the Company’s certificate of incorporation and bylaws and the General Corporation Law of Delaware may discourage a takeover attempt.

Provisions in the Company’s certificate of incorporation and bylaws and the General Corporation Law of Delaware, the state in which it is organized, could make it difficult for a third party to acquire the Company, even if doing so might be beneficial to the Company’s stockholders.  Provisions of the Company’s certificate of incorporation and bylaws impose various procedural and other requirements, which could make it difficult for stockholders to effect certain corporate actions and possibly prevent transactions that would maximize stockholders’ value.

The Company does not pay cash dividends on its common stock.

The Company has never paid common stock cash dividends and does not anticipate doing so in the foreseeable future. In addition, the Securities Purchase Agreement prohibits the Company from paying cash dividends on common stock without the approval of the holders of the Senior Convertible Notes.

Risks Related to Doing Business in China and Other Countries Besides the United States

Because the Company’s operations are all located outside of the United States and are subject to Chinese laws, any change of Chinese laws may adversely affect its business.

All of the Company’s operations are outside the United States and in China, which exposes it to risks, such as exchange controls and currency restrictions, currency fluctuations and devaluations, changes in local economic conditions, changes in Chinese laws and regulations, exposure to possible expropriation or other Chinese government actions, and unsettled political conditions.  These factors may have a material adverse effect on the Company’s operations or on its business, results of operations and financial condition.

The Company’s international expansion plans subject it to risks inherent in doing business internationally.

The Company’s long-term business strategy relies on the expansion of its international sales outside China by targeting markets, such as the United States.  Risks affecting the Company’s international expansion include challenges caused by distance, language and cultural differences, conflicting and changing laws and regulations, foreign laws, international import and export legislation, trading and investment policies, foreign currency fluctuations, the burdens of complying with a wide variety of laws and regulations, protectionist laws and business practices that favor local businesses in some countries, foreign tax consequences, higher costs associated with doing business internationally, restrictions on the export or import of technology, difficulties in staffing and managing international operations, trade and tariff restrictions, and variations in tariffs, quotas, taxes and other market barriers.  These risks could harm the Company’s international expansion efforts, which could in turn materially and adversely affect its business, operating results and financial condition.

The Company faces risks associated with currency exchange rate fluctuations; any adverse fluctuation may adversely affect tits operating margins.

Although he Company is incorporated in the United States, “Delaware”, the majority of its current revenues are in Chinese currency.  Conducting business in currencies other than US dollars subjects the Company to fluctuations in currency exchange rates that could have a negative impact on its reported operating results.  Fluctuations in the value of the US dollar relative to other currencies impact the Company’s revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses.  Historically, the Company has not engaged in exchange rate hedging activities. Although the Company may implement hedging strategies to mitigate this risk, these strategies may not eliminate its exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise requirements, external costs to implement the strategy and potential accounting implications.

If relations between the United States and China worsen ,the Company’s stock price may decrease and the Company may have difficulty accessing the U.S. capital markets.

At various times during recent years, the United States and China have had disagreements over political and economic issues.  Controversies may arise in the future between these two countries.  Any political or trade controversies between the United States and China could adversely affect the market price of the Company’s common stock and its ability to access US capital markets.

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

All of the Company’s business, assets and operations are located in China.  The economy of China differs from the economies of most developed countries in many respects, including government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources.  The economy of China has been transitioning from a planned economy to a more market-oriented economy.  Although the Chinese Government has implemented measures recently emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese Government.  In addition, the Chinese Government continues to play a significant role in regulating industry by imposing industrial policies.  It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  Therefore, the Chinese Government’s involvement in the economy could adversely affect the Company’s business operations, results of operations and/or financial condition.

The Chinese Government’s macroeconomic policies could have a negative effect on the Company’s business and results of operations

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

The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi into foreign currency. In July 2005, the Chinese Government has adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”. During July 2005 to July 2008, the exchange rate between RMB and US dollars has experienced a big fluctuation, for RMB 1.00 to US$0.1205 and RMB 1.00 to US$0.1462, respectively. Since August 2008, the exchange rate has maintained stable, and was approximately at RMB 1.00 to US$0.1462. There can be no assurance that the exchange rate will remain stable. The Renminbi could devalue against the US dollar. The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which its earnings and obligations are denominated. In particular, a devaluation of the Renminbi is likely to increase the portion of the Company’s cash flow required to satisfy its foreign currency-denominated obligations.

Because the Chinese legal system is not fully developed, the Company and its securityholders’ legal protections may be limited.

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

It may be difficult to serve the Company with legal process or enforce judgments against its management or the Company.

All of the Company’s assets are located in China and three of its directors and officers are non-residents of the United States, and all or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons to originate an action in the United States. Moreover, there is uncertainty that the courts of China would enforce judgments of U.S. courts against the Company, its directors or officers based on the civil liability provisions of the securities laws of the United States or any state, or an original action brought in China based upon the securities laws of the United States or any state.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company’s headquarters are located at No. 1 Henglong Road, Yu Qiao Development Zone Shashi District, Jing Zhou City Hubei Province, PRC. Set forth below are the manufacturing facilities operated by each joint venture. The Company has forty to fifty years long-term rights to use the lands and buildings.

Name of Entity	Product	Total Area (M2)	Building Area (M2)	Original Cost of Equipment	Site

Henglong	Automotive Parts	225,221	20,226	$28,637,306	Jingzhou City, Hubei Province
		13,393	13,707	-	Wuhan City, Hubei Province
Jiulong	Power Steering Gears	39,478	23,728	17,618,189	Jingzhou City, Hubei Province
Shenyang	Automotive Steering Gears	35,354	5,625	3,817,590	Shenyang City, Liaoning Province
Zhejiang	Steering Pumps	100,000	32,000	6,408,334	Zhuji City, Zhejiang Province
USAI	Sensor Modular	—	—	706,307	Wuhan City, Hubei Province
Wuhu	Automotive Steering Gears	83,700	12,600	1,745,373	Wuhu City, Anhue Province
Jielong	Electric Power Steering	—	—	301,823	Wuhan City, Hubei Province
Hengsheng	Automotive Steering Gears	170,520	26,000	1,706,416	Jingzhou City, Hubei Province
Total		667,666	133,886	$60,941,338

The Company is not involved in investments in (i) real estate or interests in real estate, (ii) real estate mortgages, and (iii) securities of or interests in persons primarily engaged in real estate activities, as all of its land rights are used for production purposes.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any pending or to the best of the Company’s knowledge, any threatened legal proceedings. No director, officer or affiliate of the Company, or owner of record of more than five percent, 5%, of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 25 2008, the Company held a shareholder meeting at which the shareholders elected 5 directors and approved the engagement of Schwartz Levitsky Feldman LLP as independent auditor.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) MARKET PRICES OF COMMON STOCK

The Company’s common stock has been traded on the NASDAQ Capital Market under the symbol “CAAS”. The high and low bid intra-day prices of the common stock in 2008 and 2007 were reported on NASDAQ for the time periods indicated on the table below. Accordingly, the table below contains the high and low bid closing prices of the common stock as reported on the NASDAQ for the time periods indicated.

	Price Range
	2008		2007
	High	Low	High	Low
First Quarter	$7.98	$4.40	$11.97	$7.83
Second Quarter	7.45	4.85	8.90	7.00
Third Quarter	6.69	3.88	8.76	6.19
Fourth Quarter	$4.20	$2.01	$9.39	$6.40

(b) STOCKHOLDERS

The Company’s common shares are issued in registered form. Securities Transfer Corporation in Frisco, Texas is the registrar and transfer agent for the Company’s common stock. As of February 27, 2009, there were 26,983,244 shares of the Company’s common stock outstanding and the Company had approximately 76 stockholders of record.

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

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The securities authorized for issuance under equity compensation plans at December 31, 2008 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,200,000	$3.84	1,788,650

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

Genesis, a company incorporated on January 3, 2003 under The Companies Ordinance in Hong Kong as a limited liability company, is a wholly-owned subsidiary of the Company.

Henglong USA Corporation, “HLUSA”, which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly.

The Company owns the following aggregate net interests in eight Sino-foreign joint ventures organized in the PRC as of December 31, 2008 and 2007.

	Percentage Interest
Name of Entity	2008	2007
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”	80.00%	44.50%
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”	81.00%	81.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	83.34%	75.90%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Auto Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	100.00%

Jiulong was established in 1993 and mainly engaged in the production of integral power steering gears for heavy-duty vehicles.

Henglong was established in 1997 and mainly engaged in the production of rack and pinion power steering gear for cars and light duty vehicles.

On March 31, 2008, the Company’s wholly-owned subsidiary, Genesis, and Wiselink, both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, the “Henglong Agreement”, pursuant to which Wiselink transferred and assigned its 35.5% equity interest in Henglong, one of the Company’s currently consolidated subsidiaries, to Genesis for a total consideration of $32,090,000. The Company now holds an 80% equity interest in Jingzhou Henglong.

Under the terms of the Henglong Agreement, Genesis is deemed to be the owner of Henglong commencing from January 1, 2008. The Henglong Acquisition is considered as a business combination of companies under common control and is being accounted for in a manner of pooling of interests.

Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

Zhejiang was established in 2002 to focus on power steering pumps.

USAI was established in 2005 and mainly engaged in production and sales of sensor modulars.

In 2008, Genesis and Shanghai Hongxi Investment Inc., “Hongxi”, the other shareholder of USAI, agreed to increase USAI’s capital to $2,600,000 from $1,800,000. The increased capital was wholly funded by Genesis. Therefore, the capital contributed by Genesis in USAI increased to $2,166,900 from $1,366,900, accounting for 83.34% of the total capital; while the capital contributed by Hongxi remained unchanged, accounting for 16.66% of the total capital.

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

	Percentage on net sales		Change in percentage
	Year Ended December 31		Year Ended December 31
	2008	2007	2008 vs 2007
Net sales	100.00%	100.00%	22.1%
Cost of sales	71.0	66.1	31.3
Gross profit	29.0	33.9	4.3
Gain on other sales	0.4	0.4	32.5
Less: operating expenses
Selling expenses	6.7	7.2	12.4
General and administrative expenses	7.4	6.8	34.0
R & D expenses	1.4	1.2	35.4
Depreciation and amortization	3.6	3.2	37.8
Total operating expenses	19.1	18.4	26.2
Operating income	10.3	15.9	(20.4)
Other income	0.7	0.0	-
Financial expenses	(0.8)	(0.4)	128.6
Gain (loss) on change in fair value of derivative	0.6	-	-
Income before income tax	10.8	15.5	(14.7)
Income tax	0.1	1.7	(91.7)
Income before minority interests	10.7	13.8	(5.4)
Minority interests	3.1	7.2	(47.4)
Net income	7.6%	6.6%	40.4%

RESULTS OF OPERATIONS: 2008 VERSUS 2007

NET SALES

The increase in net product sales of the Company is summarized as follows:

	Years Ended December 31
	2008	2007	Increase (Decrease)	Percentage
Steering gear for commercial vehicles	$40,457,552	$35,774,012	$4,683,540	13.1%
Steering gear for passenger vehicles	107,219,598	83,895,652	23,323,946	27.8
Steering pumps	15,094,357	13,828,252	1,266,105	9.2
Sensor modular	407,779	99,087	308,692	311.5
Total	$163,179,286	$133,597,003	$29,582,283	22.1%

For the year ended December 31, 2008, net product sales were $163,179,286, as compared to $133,597,003 for the year ended December 31, 2007, an increase of $29,582,283, or 22.1%. The increase in net sales in 2008 as compared to 2007 was a result of several factors.

(1) Increases in the income of Chinese residents and the growth of consumption led to an increase in the sales of passenger vehicles, which led to the increase in the Company’s sales of steering gears and pumps. During 2008, the output and sales volume of passenger vehicles in China have reached 6,737,700 and 6,755,600 units respectively, with an increase of 5.6% and 7.3% compared with last year. As a result, sales of steering gear and pumps for domestic passenger vehicles for the year ended December 31, 2008 increased 27.8% and 9.2% over 2007, respectively.

(2) Increased national economic investments in China led to an increase in sales of commercial vehicles, which led to the increase in the Company’s sales of steering gears for commercial vehicles. The output and sales volume of commercial vehicles have reached 2,607,400 and 2,624,900 units respectively with an increase of 4.2% and 5.3% over last year. For the year ended December 31, 2008, sales of steering gears and accessories for commercial vehicles increased by 13.1% as compared to 2007.

(3) The Company has raised the technological contents in, and production efficiency of, its products as a result of technological improvement to its production lines, allowing the Company to reduce its costs and, correspondingly, its sales prices which led to increased sales volumes.

GAIN ON OTHER SALES

Gain on other sales consisted of net amount retained from sales of materials and other assets. For the year ended December 31, 2008, gain on other sales were $734,063, as compared to $554,150 for the year ended December 31, 2007, an increase of $179,913, or 32.5%, due to increased sales of materials.

GROSS PROFIT FROM PRODUCT SALES

For the year ended December 31, 2008, the gross profit was $47,258,701, as compared to $45,323,048 for the year ended December 31, 2007, an increase of $1,935,653, or 4.3%, as a result of following factors:

The increased income of sales contributed to an increase of $16,908,063 in gross profit, while the increase in unit cost resulted in a decrease of $14,972,410 in gross profit.

Gross margin was 29.0% for the year ended December 31, 2008, a decrease of 4.9% from 33.9% for the same period of 2007, primarily due to an increase in materials price and unit cost. The Company took the following measures in 2008 to increase gross profit levels.

1. Reduce manufacturing costs by optimizing product design and production techniques. During 2008, the Company’s technical personnel improved product design and production techniques to reduce wastage in the production process and improve manufacturing efficiency, thus reducing costs.

2. Raise the selling price of commercial vehicles steering gear. During the twelve months ended December 31, 2008, the unit cost of commercial vehicles steering gear increased, due to the sharp rise of the price of steel, its main raw material. In order to meet the gross margin target, the Company has raised the selling price of commercial vehicles steering gear after negotiation with the OEMs.

SELLING EXPENSES

For the years ended December 31, 2008 and 2007, selling expenses are summarized as follows:

	Years Ended December 31
	2008	2007	Increase (Decrease)	Percentage
Salaries and wages	$1,413,708	$1,516,436	$(102,728)	(6.8%)
Supplies expense	138,489	76,448	62,041	81.2
Travel expense	489,872	328,095	161,777	49.3
Transportation expense	2,158,793	1,868,245	290,548	15.6
After sales service expense	5,861,783	5,251,382	610,401	11.6
Rent expense	384,167	265,908	118,259	44.5
Office expense	152,179	114,105	38,074	33.4
Advertising expense	10,009	14,168	(4,159)	(29.4)
Business entertainment expense	219,787	222,200	(2,413)	(1.1)
Insurance expense	16,917	15,431	1,486	9.6
Other expense	23,957	2,058	21,899	1,063.6
Total	$10,869,661	$9,674,476	$1,195,185	12.4%

Selling expenses were $10,869,661 for the year ended December 31, 2008, as compared to $9,674,476 for 2007, an increase of $1,195,185, or 12.4%. Major items that increased by more than $100,000 in 2008 as compared to 2007 were travel expenses, transportation expense, after sales service expense, and rent expenses.

The increase in travel expense was due to increased sales and marketing activities, which led to increases in business travel.

The increase in transportation expense was due to increased sales and a rise in the price of oil, which led to increases in domestic transportation prices.

After sales service expense for the year ended December 31, 2008 increased by $610,401, or 11.6%, as compared with the last year, mainly due to the increased product sales.

The increase in rent expense was due to increased marketing areas, which led to increases in product warehouses and offices.

GENERAL AND ADMINISTRATIVE EXPENSES

For the years ended December 31, 2008 and 2007, general and administrative expenses are summarized as follows:

	Years Ended December 31
	2008	2007	Increase (Decrease)	Percentage
Salaries and wages	$3,929,989	$3,921,572	$8,417	0.2%
Travel expenses	487,690	491,422	(3,732)	(0.8)
Office expenses	551,760	473,796	77,964	16.5
Supplies expenses	611,169	609,895	1,274	0.2
Repairs expenses	656,886	564,284	92,602	16.4
Business entertainment expenses	363,791	206,677	157,114	76.0
Labor insurance expenses	1,667,287	1,017,072	650,215	63.9
Labor union dues expenses	108,704	65,200	43,504	66.7
Board of directors expense	66,920	63,677	3,243	5.1
Taxes	690,918	476,765	214,153	44.9
Provision for bad debts	989,584	(649,512)	1,639,096	-
Training expenses	194,954	128,032	66,922	52.3
Listing expenses	1,624,161	1,203,104	421,057	35.0
Others expenses	153,687	454,733	(301,046)	(66.2)
Total	$12,097,500	$9,026,717	$3,070,783	34.0%

General and administrative expenses were $12,097,500 for the year ended December 31, 2008, as compared to $9,026,717 for the year ended December 31, 2007, an increase of $3,070,783, or 34.0%.

The expense items that increased more than $100,000 in 2008 as compared to 2007 were business entertainment expenses, labor insurance expenses, taxes expenses, provision for bad debts expenses and listing expenses. Listing expenses consisted of the costs associated with legal, accounting and auditing fees for operating a public company.

The increase in business entertainment expense was due to reception of Government staff to inspect and direct the Company’s management in 2008.

The increase in labor insurance expenses was mainly due to an increase of housing fund expenses at Henglong and Jiulong for 2008.

The increase in tax expense was due to the increased assets of the Company, which led to increased property taxes.

The increase in provision for bad debts was mainly due to certain accounts receivable and advance payment for equipment which had remained outstanding after the credit period. The Company believes that an additional provision for bad debts is required.

The increase in listing expenses was due to increased costs associated with auditing, legal, consulting and accounting fees for issuance of convertible notes, and acquisition of 35.5% equity of Henglong, one of the Company’s Joint-venture.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $2,255,892 for the year ended December 31, 2008, as compared to $1,666,274 for the year ended December 31, 2007, an increase of $589,618, or 35.4%.

The global automotive parts industry is highly competitive; winning and maintaining new businesses require suppliers to rapidly produce new and innovative products on a cost-competitive basis. In order to maintain the Company’s competitiveness, the Company needs to invest more R & D expenses. In 2008, the Company not only developed new products for foreign OEMs, but also increased R & D expenses of power steering gears for domestic OEMs.

DEPRECIATION AND AMORTIZATION EXPENSE

For the year ended December 31, 2008, depreciation and amortization expenses excluded from that recorded under cost of sales were $5,846,290, as compared to $4,243,930 for the year ended December 31, 2007, an increase of $1,602,360, or 37.8%, as a result of the Company’s increasing its fixed assets.

INCOME FROM OPERATIONS

Income from operations was $16,923,421 for the year ended December 31, 2008, as compared to $21,265,801 for the year ended December 31, 2007, a decrease of $4,342,380, or 20.4%, mainly consisting of an increase of $1,935,653, or 4.3% from gross profit; an increase of $179,913, or 32.5% from net sales from materials and others, and a decrease of operating income of $6,457,946, or 26.2%, as a result of increased operating expenses.

OTHER INCOME

Other income was $1,067,309 for the year ended December 31, 2008, as compared to $38,462 for the year ended December 31, 2007, an increase of $1,028,847, primarily as a result of increased government subsidies.

Government subsidies including interest subsidies, are the refunds by the Chinese Government of interest charged by banks to companies which are entitled to such subsidies, and subsidies for encouraging foreign investors to set up technologically advanced enterprises in China.

Interest subsidies apply only to loan interest related to production facilities expansion. During 2005 and 2006, the Company had used this special loan to improve technologically its production line in order to enlarge capability and enhance quality. The expansion project was completed and new facilities were put into use at the end of 2006 and 2007, respectively.

During 2007 and 2008, the experts sent by the Chinese Government reviewed and assessed the actual usage of technologically improved production facilities on site in order to confirm whether the improvement has achieved its expected goal of production expansion and quality enhancement. Whether or not a company can receive interest subsidies from the Chinese Government depends on the company’s achieving the two goals set forth above after the technological improvement.

Chinese government also provided incentives to foreign investors for setting up technologically advanced enterprises in China. During 2008, Genesis, as a foreign investor, has received $802,331 for re-investment in Jiulong and Henglong with their profit distribution, and those entities were technologically advanced enterprises and entitled to such subsidies.

Since such government subsidy is similar to an investment income, the Company has recorded it as other income.

FINANCIAL EXPENSES

Financial expenses were $1,296,218 for the year ended December 31, 2008, as compared to financial expenses of $566,986 for the year of 2007, an increase of $729,232, or 128.6%, primarily as a result of an increase in interest expense of $678,992, an increase in convertible notes discount amortization of $424,665 and an increase in bank service fee of $36,210, as well as an increase of foreign currency exchange gain of $210,081 and an increase in notes discount gain of $200,554.

GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE

Gain on change in fair value of the derivatives embedded in the convertible notes was $998,014 for the year ended December 31, 2008.

INCOME BEFORE INCOME TAXES

Income before income taxes was $17,692,526 for the year ended December 31, 2008, as compared to $20,737,277 for the year ended December 31, 2007, a decrease of $3,044,751, or 14.7%, consisting of decreased income from operations of $4,342,380, increased other income of $1,028,847, increased finance expenses of $729,232, and increased gain on change in fair value of derivative of $998,014.

INCOME TAXES

Income tax expense was $185,877 for the year ended December 31, 2008, as compared to $2,231,032 for the year ended December 31, 2007, a decrease of $2,045,155, or 91.7%, mainly because of:

1. Decreased income from taxable income resulted in decreased income tax of $325,105.

2. The Company has received an income tax refund of $2,762,823 for domestic equipment purchased during the year ended December 31, 2008, as compared to $2,085,180 for the year of 2007, leading to a decrease of income tax of $677,643.

3. The income tax rate for Jiulong, one of the Company’s Sino-foreign joint ventures in 2008, decreased to 25% from previous year’s 30%. This decrease in income tax rate led to a decreased income tax expenses of $68,023.

4. An increase in deferred income taxes assets led to a decreased income tax expenses of $974,383.

INCOME BEFORE MINORITY INTEREST

Income before minority shareholders' was $17,506,649 for the year ended December 31, 2008, as compared to $18,506,245 for the year ended December 31, 2007, a decrease of $999,596, or 5.4%, consisting of decreased income before income taxes of $3,044,751, or 14.7%, and an increase of $2,045,155, or 91.7% due to decreased income tax expenses.

MINORITY INTEREST

The Company recorded minority shareholders’ share in the earnings of the Sino-foreign joint ventures aggregating $5,071,408 for the year ended December 31, 2008, and compared to $9,646,339 for the year ended December 31, 2007, a decrease of $4,574,931, or 47.4%.

The Company owns different equity interest in eight Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these eight Sino-foreign joint ventures were consolidated in the Company’s financial statements as of December 31, 2008 and 2007. The Company records the minority shareholders' share in the earnings of the respective Sino-foreign joint ventures for each period.

In 2008, minority interest decreased significantly as compared to 2007, primarily because the minority shareholders' equity interest in Henglong decreased by 35.5%. In early 2008, the Company acquired such equity interest.

NET INCOME

Net income was $12,435,241 for the year ended December 31, 2008, as compared to $8,859,906 for the year ended December 31, 2007, an increase of $3,575,335, or 40.4%, consisting of decreased income before minority interest of $999,596, or 5.4%, and a decreased minority interest of $4,574,931, or 47.4%, which increased net income.

LIQUIDITY AND CAPITAL RESOURCES:

Capital resources and use of cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and internally generated cash. As of December 31, 2008, the Company had cash and cash equivalents of $37,113,375, as compared to $19,487,159 as of December 31, 2007, an increase of $17,626,216, or 90.5%.

The Company had working capital of $42,032,901 as of December 31, 2008, as compared to $35,022,355 as of December 31, 2007, an increase of $7,010,546, or 20.0%.

Financing activities:

For the Company’s bank loans and banker’s acceptance bill facilities, the Company’s banks require the Company to sign documents to repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, such one year facilities can be extended for another year.

The Company had bank loans maturing in less than one year of $7,315,717 and bankers’ acceptances of $20,650,596 as of December 31, 2008.

The Company currently expects to be able to obtain similar bank loans and bankers’ acceptance bills in the future if it can provide adequate mortgage security following the termination of the above mentioned agreements (See the table in section (a) Bank loan). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptance bills will be devalued by approximately $7,449,616. If the Company wishes to obtain the same amount of bank loans and banker's acceptance bills, it will have to provide $7,449,616 additional mortgages as of the mature date of such agreements (See the table in section (a) Bank loan). The Company still can obtain a reduced line of credit with a reduction of $2,205,537, which is 30% (the mortgage rates) of $7,449,616, if it cannot provide additional mortgages. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity.

On February 15, 2008, the Company issued $35,000,000 of convertible notes to Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P., maturing in 5 years. According to the terms of the Senior Convertible Notes (as described in Note 13), convertible notes may be required to be repaid in cash on or prior to their maturity.  For example, Convertible Note holders are entitled to require the Company redeem all or any portion of the Convertible Notes in cash, if the Weighted Average Price (WAP) for twenty (20) consecutive trading days is less than $3.187 at any time following February 15, 2009, the “WAP Default”, by delivering written redemption notice to the Company within five (5) business days after the receipt of the Company’s notice of the WAP Default. As a result of the recent worldwide financial turmoil, the Company’s stock’s WAP for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187. On March 17, 2009, the Company delivered the WAP Default notice to the Convertible Note holders.  Since the Company has not received any notice from YA Global Investments, L.P. as of March 24, 2009, its redemption rights under such WAP Default has lapsed. On March 23, 2009, the Company received a letter from the joint and several provisional liquidator acting on behalf of Lehman Brothers Commercial Corporation Asia Limited, “LBCCA Liquidator”, requesting that it be granted an extension of time until April 24, 2009 to obtain legal advice and to consider its rights under the Convertible Notes. The Company has granted an extension to April 15, 2009. Although the LBCCA Liquidator has not given the Company any notice of redemption yet, it may exercise its discretionary right of early redemption on any date that is no earlier than ninety (90) days after it delivers the written redemption notice to the Company, so long as it delivers such notice on or before April 15, 2009.

The Company’s ability to redeem the Convertible Notes and meet the Company’s payment obligations depends on the Company’s cash position and the Company’s ability to refinance or generate significant cash flow, which is subject to general economic, financial and competition factors and other factors beyond the Company’s control.  The Company cannot assure you that it has sufficient funds available or will be able to obtain sufficient funds to meet its payment obligations under the Convertible Notes, and the Company’s failure to redeem would result in a material adverse effect on its liquidity and capital resources, business, results of operations or financial condition.

(a)  Bank loans

    As of December 31, 2008, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Due Date	Amount available	Amount borrowed
Comprehensive credit facilities	Bank of China	Dec-09	$8,924,809	$7,070,641
Comprehensive credit facilities	China Construction Bank	Oct-09	8,984,988	3,613,379
Comprehensive credit facilities	CITIC Industrial Bank	Jul-09	6,804,559	4,096,802
Comprehensive credit facilities	Shanghai Pudong Development Bank	Oct-09	7,350,740	2,936,383
Comprehensive credit facilities	Jingzhou Commercial Bank	Oct-09	9,972,786	1,155,883
Comprehensive credit facilities	Industrial and Commercial Bank of China	Sep-09	2,926,287	1,593,363
Comprehensive credit facilities	Bank of Communications Co., Ltd	Sep-09	3,335,967	1,360,723
Comprehensive credit facilities	China Merchants Bank Co. Ltd	Sep-09	2,194,715	2,194,715
Total			$50,494,851	$24,021,889

The Company may request the banks to issue notes payable or bank loans within its credit line using a 364-day revolving line.

The Company refinanced its short-term debt during early 2008 at annual interest rates of 5.31% to 6.83%, and for terms of six to twelve months. Pursuant to the refinancing arrangement, the Company pledged $30,567,846 of equipment, $5,334,489 of land use rights and $3,177,816 of buildings as security for its comprehensive credit facility with the Bank of China; pledged $2,105,054 of land use rights and $11,392,532 of buildings as security for its comprehensive credit facility with Shanghai Pudong Development Bank; pledged $5,863,884 of land use rights and $7,455,433 of equipment as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; pledged $1,575,707 of land use rights and $1,064,522 of buildings as security for its comprehensive credit facility with Industrial and Commercial Bank of China; pledged $1,463,143 of accounts receivable, $7,034,062 of land use rights and $3,660,990 of buildings as security for its comprehensive credit facility with China Construction Bank; pledged $2,985,764 of land use rights and $4,252,217 of buildings as security for its comprehensive credit facility with China CITIC Bank; pledged $3,465,792 of land use rights and $1,920,101 of buildings as security for its comprehensive credit facility with China Merchants Bank; pledged $4,151,801 of land use rights and $2,341,907 of buildings as security for its comprehensive credit facility with Bank of Communications Co., Ltd.

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

According to the terms of the Senior Convertible Notes (as described in Note 13), convertible notes may be required to be repaid in cash on or prior to their maturity.  For example, Convertible Note holders are entitled to require the Company redeem all or any portion of the Convertible Notes in cash, if the Weighted Average Price (WAP) for twenty (20) consecutive trading days is less than $3.187 at any time following February 15, 2009, the “WAP Default”, by delivering written redemption notice to the Company within five (5) business days after the receipt of the Company’s notice of the WAP Default. As a result of the recent worldwide financial turmoil, the Company’s stock’s WAP for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187. On March 17, 2009, the Company delivered the WAP Default notice to the Convertible Note holders.  Since the Company has not received any notice from YA Global Investments, L.P. as of March 24, 2009, its redemption rights under such WAP Default has lapsed. On March 23, 2009, the Company received a letter from the joint and several provisional liquidator acting on behalf of Lehman Brothers Commercial Corporation Asia Limited, “LBCCA Liquidator”, requesting that it be granted an extension of time until April 24, 2009 to obtain legal advice and to consider its rights under the Convertible Notes. The Company has granted an extension to April 15, 2009. Although the LBCCA Liquidator has not given the Company any notice of redemption yet, it may exercise its discretionary right of early redemption on any date that is no earlier than ninety (90) days after it delivers the written redemption notice to the Company, so long as it delivers such notice on or before April 15, 2009.

The Company’s ability to redeem the Convertible Notes and meet its payment obligations depends on its cash position and its ability to refinance or generate significant cash flow, which is subject to general economic, financial and competition factors and other factors beyond the Company’s control. If the aforementioned convertible notes must be repaid in cash at or before scheduled maturity, and if at that time the Company cannot issue new notes or stock to refinance, or acquire enough bank loans, or cannot extend the maturity dates of such notes, the Company’s liquidity and capital resources will be adversely affected.

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term bank loan	$7,315,717	$7,315,717	$—	$—	$—
Notes payable	20,650,596	20,650,596	—	—	—
Convertible notes payable	35,000,000	35,000,000	—	—	—
Other contractual purchase commitments, including information technology	7,103,327	5,971,113	1,132,214	—	—
Total	$70,069,640	$68,937,426	$1,132,214	$—	$—

Short-term bank loans:

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of December 31, 2008

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of payment	Amount Payable on Due Date
Bank of China	Working Capital	31-Oct-08	1	6.66%	Pay monthly	31-Oct-09	2,194,715
China Construction Bank	Working Capital	29-Dec-08	1	5.31%	Pay monthly	29-Dec-09	2,926,287
China Construction Bank	Working Capital	28-Sep-08	0.5	6.83%	Pay monthly	19-Mar-09	2,194,715
	Total						7,315,717

The Company must use the loans for the purpose described in the table. If the Company fails, it will be charged a penalty interest at 100% of the specified loan rate. The Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged a compounded interest at the specified rate. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of December 31, 2008, and will continue to comply with them.

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of December 31, 2008:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	Jan-09	$2,500,975
Working Capital	3-6	Feb-09	4,150,806
Working Capital	3-6	Mar-09	4,042,958
Working Capital	3-6	Apr-09	4,892,752
Working Capital	3-6	May-09	594,329
Working Capital	3-6	Jun-09	4,468,777
Total			$20,650,597

The Company must use the loan for the purpose described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of December 31, 2008, and will continue to comply with them.

The Company had approximately $7,103,327 of capital commitment as of December 31, 2008, arising from equipment purchases for expanding production capacity. The Company intends to pay $5,971,113 in 2009 using its working capital. Management believes that it will not have a material adverse effect on the Company’s liquidity.

Cash flows:

(a)  Operating activities

Net cash generated from operations during the year ended December 31, 2008 was $16,373,966, compared with $11,324,473 for the year of 2007, an increase of $5,049,493, primarily due to increased net income.

During the year ended December 31, 2008, the most important factor of cash outflow of operation activities is increased accounts receivables, notes receivables, and inventories, the same as the year ended December 31, 2007.

First, cash outflow caused by the increased accounts receivables was about $12,080,000, mainly due to increased sales in 2008 than in 2007. The credit terms on sale of goods between customers and the Company generally range from 3 - 4 months, which resulted in increased accounts receivable as sales increased. This is a normal capital circulation and the Company believes that it will not have a material adverse effect on future cash flows. Second, cash outflow caused by increased notes receivable was about $2,160,000, mainly due to the Company having sufficient working capital, thus having less notes receivable discounted during this period. Since the notes receivable were based on bank credit standing, they may turn into cash any time the Company elects. Therefore, the increase of notes receivable will not have a material adverse effect on the Company’s future operating activities. Third, increased inventories led to cash outflow of $4,960,000, mainly due to the Company’s intention to produce sufficient inventories to meet huge demands in the first quarter of 2009.

(b)  Investing activities:

The Company expended net cash of $22,356,060 in investment activities during the year ended December 31, 2008, as compared to $13,159,277 during the year of 2007, an increase of $9,196,783.

There were two major investment activities in 2008:

First, as in 2007, the Company invested cash for equipment purchases and building facility to expand production to meet market needs. Cash used for equipment purchases and building facility in 2008 and 2007 were $12,245,383 and $13,982,490, respectively.

Second, the Company acquired 35.5% equity interest in Henglong, one of the Company’s Joint-Ventures.

On March 31, 2008, the Company’s wholly-owned subsidiary, Genesis and Wiselink, both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, pursuant to which Wiselink transferred and assigned its 35.5% equity interest in Henglong, one of the Company’s currently consolidated subsidiaries, to Genesis for a total consideration of $32,090,000. The Company now holds an 80% equity interest in Henglong.

Under the terms of the Agreement, the Consideration was paid as follows: $10,000,000 cash was paid by Genesis to Wiselink on April 30, 2008, and the balance of the purchase price, $22,090,000, was paid by issuance of 3,023,542 shares of common stock of the Company, in its capacity as the 100% parent company of Genesis.

(c)  Financing activities

During the year ended December 31, 2008, the Company obtained net cash of $21,981,953 in financing activities, as compared to expending net cash of $7,429,025 through financing activities for the same period of 2007, an increase of $29,410,978 as a result of the following factors:

During the year ended December 31, 2008, the Company sold $30,000,000 and $5,000,000 of convertible notes to Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P., respectively. During the same period in 2007, the Company issued 108,121 shares of common stock and raised $1,145,500.

The Company also repaid bank loans of $7,567,697 during the year ended December 31, 2008, to decrease bank loan interest.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2008 and 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual payment obligations and commitments as of December 31, 2008:

	Payment Obligations by Period
	2009	2010	2011	2012	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$110,000	$—	$—	$330,000
Obligations for purchasing agreements	5,861,113	912,214	—	—	—	6,773,327
Total	$5,971,113	$1,022,214	$110,000	$—	$—	$7,103,327

SUBSEQUENT EVENTS

Since the Company’s stock Weighted Average Price for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187, which is less than 45% of the Conversion Price in effect of the Issuance Date, as adjusted, the “WAP Default”, the Convertible Debt holder shall have the right, at its sole discretion, to require that the Company redeem all or any portion of the Convertible Debt by delivering written redemption notice to the Company within five (5) business days after the receipt of the Company’s notice of the WAP Default. On March 17, 2009, the Company delivered the WAP Default notice to the Convertible Debt holders.  Since the Company has not received any notice from YA Global Investments, L.P. as of March 24, 2009, its redemption rights under such WAP Default has lapsed. On March 23, 2009, the Company received a letter from the joint and several provisional liquidator acting on behalf of Lehman Brothers Commercial Corporation Asia Limited, “LBCCA Liquidator”, requesting that it be granted an extension of time until April 24, 2009 to obtain legal advice and to consider its rights under the Convertible Debt. The Company has granted an extension to April 15, 2009. Although the LBCCA Liquidator has not given the Company any notice of redemption yet, it may exercise its discretionary right of early redemption on any date that is no earlier than ninety (90) days after it delivers the written redemption notice to the Company, so long as it delivers such notice on or before April 15, 2009.

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

In July 2005, the Chinese Government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”. During July 2005 to July 2008, the exchange rate between RMB and US dollars experienced a big fluctuation, for RMB 1.00 to US$0.1205 and RMB 1.00 to US$0.1462, respectively. Since August 2008, the exchange rate has maintained stable, and was approximately at RMB 1.00 to US$0.1462. There can be no assurance that the exchange rate will remain stable.  The Renminbi could devalue against the US dollar.  The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which the Company’s earnings and obligations are denominated.  In particular, a devaluation of the Renminbi is likely to increase the portion of the Company’s cash flow required to satisfy the Company’s foreign currency-denominated obligations.

 RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair values. SFAS 159 is effective for fiscal years after November 15, 2007. The Company has adopted the provisions of this statement since January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 141R beginning in the first quarter of 2009. The Company is currently evaluating the impact of the implementation of SFAS No. 141(R) on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51." The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing additional accounting and reporting standards. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption of this statement is prohibited. By adopting SFAS No. 160, the noncontrolling interests will be reported as equity while the noncontrolling interests are reported in the mezzanine section between liabilities and equity currently. The Company is currently assessing the impact of adopting SFAS No. 160 on its consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

In May 2008, the FASB issued Financial Accounting Standard No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with GAAP. Unlike SAS No. 69, "The Meaning of Present in Conformity With GAAP," SFAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with GAAP." The Company is currently assessing the impact of this statement, but believes it will not have a material impact on its financial position, results of operations, or cash flows upon adoption.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB14-1 clarifies that convertible debt  instruments that may be settled in cash upon either mandatory or optional conversion (including Partial Cash Settlement) are not addressed by paragraph 12 of APB Opinion No.14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted FSP APB14-1 beginning January 1, 2009, and this standard must be applied on a retrospective basis. The Company is evaluating the  impact the adoption of FSP APB14-1 will have on its consolidated financial position and results of operations.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is currently evaluating the impact of adopting EITF Issue No. 07-05 on its consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities,” to address the question of whether instrument granted in share-based payment transaction are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be  included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirement of (FSP) No. EITF03-6-1 as well as the impact of the adoption on its consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46 (R)-8”). FSP FAS140-4 and FIN 46(R)-8 amends FAS140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46 (R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. The Company is currently evaluating the impact of the adoption of FSP FAS140-4 and FIN 46(R)-8 will have on its consolidated financial position and results of operations.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

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

The Company considers an accounting estimate to be critical if:

• It requires the Company to make assumptions about matters that were uncertain at the time it was making the estimate, and

• Changes in the estimate or different estimates that the Company could have selected would have had a material impact on the Company’s financial condition or results of operations.

The table below presents information about the nature and rationale for the Company critical accounting estimates:

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors
Accrued liabilities and other long-term liabilities	Warranty obligations
Estimating warranty requires the Company to forecast the resolution of existing claims and expected future claims on products sold. VMs are increasingly seeking to hold suppliers responsible for product warranties, which may impact the Company’s exposure to these costs.
			The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	• VM (Vehicle Manufacturer) sourcing • VM policy decisions regarding warranty claims ·VMs
Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments
The Company is required from time-to-time to review the recoverability of certain of its assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.
			The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	• Future Production estimates • Customer preferences and decisions

Accounts and notes receivables	Provision for doubtful accounts and notes receivable
Estimating the provision for doubtful accounts and notes receivable require the Company to analyze and monitor each customer’s credit standing and financial condition regularly. The Company grants credit to its customers, generally on an open account basis. It will have material adverse effect on the Company’s cost disclosure if such assessment were improper.

The Company grants credit to its customers for three to four months based on each customer’s current credit standing and financial data. The Company assesses allowance on an individual customer basis, under normal circumstances； the Company does not record any provision for doubtful accounts for those accounts receivable amounts which were in credit terms.  For those receivables out of credit terms, certain proportional provision, namely 25% to 100%, will be recorded based on respective overdue terms.
•Customers’ credit standing and financial condition
Deferred income taxes	Recoverability of deferred tax assets	The Company is required to estimate whether recoverability of its deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.
The Company uses historical and projected future operating results, based upon approved business plans, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations.
• Tax law changes • Variances in future projected profitability, including by taxing entity

In addition, there are other items within the Company’s financial statements that require estimation, but are not as critical as those discussed above. These include the allowance for reserves for excess and obsolete inventory. Although not significant in recent years, changes in estimates used in these and other items could have a significant effect on the Company’s consolidated financial statements.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)  FINANCIAL STATEMENTS

The following financial statements are set forth at the end hereof.

     1.   Report of Independent Auditors

     2.   Consolidated Balance Sheets as of December 31, 2008 and 2007

     3.   Consolidated Statements of Earnings for the years ended December 31, 2008 and 2007

     4.   Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2008 and 2007

     5.   Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008 and 2007

     6.   Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

     7.   Notes to Consolidated Financial Statements

(b)  Selected quarterly financial data for the past two years appears in the following table:

	Quarterly Results of Operations
	First		Second		Third		Fourth
	2008	2007	2008	2007	2008	2007	2008	2007
Net Sales	$41,467,043	$28,383,392	$46,508,340	$36,312,338	$36,936,755	$31,202,731	$38,267,148	$37,698,542
Gross Profit	12,212,370	9,191,906	14,463,004	12,093,806	9,878,223	11,362,751	10,705,104	12,674,585
Operating Income	6,784,664	5,188,611	5,477,887	5,944,365	3,697,416	6,630,432	963,454	3,502,393
Net Income	4,430,174	1,643,101	4,744,355	2,455,154	2,758,779	2,574,418	501,933	2,187,233
Earnings Per Share	$0.18	$0.07	$0.19	$0.10	$0.10	$0.11	$0.01	$0.09

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

As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company’s management, including its principal executive officer and its principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2008.

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

Management believes, based on testing performed, that the material weakness in the Company’s internal control over financial reporting had been remediated.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, CORPORATE GOVERNANCE AND BOARD INDEPENDENCE.

     The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2008. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)
Hanlin Chen	51	Chairman of the Board

Qizhou Wu	44	Chief Executive Officer and Director

Jie Li	39	Chief Financial Officer

Tse, Yiu Wong Andy	38	Sr. VP

Shengbin Yu	55	Sr. VP

Shaobo Wang	46	Sr. VP

Daming Hu	50	Chief Accounting Officer

Robert Tung	52	Director

Dr. Haimian Cai	45	Director

William E. Thomson	67	Director

(a)  BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS:

Hanlin Chen has served as Chairman of the board and CEO since September 2007. Mr. Chen is a standing board member of the Political Consulting Committee of Jingzhou city and vice president of Foreign Investors Association of Hubei Province. He was the general manager of Jiulong from 1993 to 1997. Since 1997, he has been the Chairman of the Board of Henglong.

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

Robert Tung has been a Director of the Company since September 2003 and a member of the Company’s Audit, Compensation and Nominating Committees. Mr. Tung is currently the President of Multi-Media Communications, Inc., and Vice President of Herbal Blends International, LLC. Mr. Tung holds a M.S. in Chemical Engineering from the University of Virginia and B.S. degrees in Computer Science and Chemical Engineering from the University of Maryland and National Taiwan University, respectively. Since 2003, Mr. Tung has been actively developing the business in China. Currently, Mr. Tung is the China Operation General Manager of Ulamatic Inc., a leading North American automated equipment design house and manufacturer. In addition, Mr. Tung holds grand China sales representative position of TRI Products, Inc., a well known North American iron ores and scrap metals supplier.

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

William E. Thomson, CA, has been a Director of the Company since September 2003 and is a member of the Company’s Audit, Compensation and Nominating Committees. Mr. Thomson has been the president of Thomson Associates, Inc., a leading merchant banking and crisis management company, since 1978. Mr. Thomson’s current additional directorships include: Nasdaq-Maxus Technology Inc. (eWaste Management Solutions); Asia Bio Chem (Agriculture); TSX-Score Media Inc. (Media); Electrical Contacts Ltd. (Industrial), Open EC Technologies Inc.(IT Financing), Wright Environmental Management Inc. (Waste Management Solutions), YTW Growth Capital Management Corporation (CPC facilitation), Redpearl Funding Corp. (Financial), Han Wind Energy (BVI) (Sustainable Energy), Summit Energy Management (Oil and Gas), Paradox Financial Solutions Inc. (Supply Chain Financing), and Pure Med Laser (Healthcare).

BOARD COMPOSITION AND COMMITTEES

(b)  AUDIT COMMITTEE AND INDEPENDENT DIRECTORS

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

The Company’s Compensation Committee is empowered to review and approve the annual compensation and compensation procedures for the executive officers of the Company. The primary goals of the Compensation Committee of the Company’s Board of Directors with respect to executive compensation are to attract and retain the most talented and dedicated executives possible and to align executives’ incentives with stockholder value creation. The Compensation Committee evaluates individual executive performance with a goal of setting compensation at levels the committee believes are comparable with executives in other companies of similar size and stage of development operating in similar industry while taking into account the Company’s relative performance and its strategic goals.

The Company has not retained a compensation consultant to review its policies and procedures with respect to executive compensation. The Company conducts an annual review of the aggregate level of its executive compensation, as well as the mix of elements used to compensate its executive officers. The Company compares compensation levels with amounts currently being paid to executives in its industry and most importantly with local practices in China. The Company is satisfied that its compensation levels are competitive with local conditions.

(d)  NOMINATING COMMITTEE

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

(f)  FAMILY RELATIONSHIPS

      Mr. Hanlin Chen and Mr. Tse, Yiu Wong Andy are brothers-in-law.

(g)  CODE OF ETHICS AND CONDUCT

     The Board of Directors has adopted a Code of Ethics and Conduct which is applicable to all officers, directors and employees. The Code of Ethics and Conduct is filed as an exhibit to this Form 10-K, which incorporates it by reference from the Form 10-KSB for year ended December 31, 2003.

(h)  SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee

The Company has a standing Compensation Committee of the Board of Directors as described under Item 10(c) above.  The Compensation Committee is responsible for determining compensation for the Company’s executive officers. Three of the Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Robert Tung, Haimian Cai and William Thomson, serve on the Compensation Committee. Dr. Haimian Cai is the Chairman of the Compensation Committee.

Executive compensation consists of salary, stock option awards, and performance bonus in cash.

Salary

The Company’s Board of Directors and Compensation Committee have approved the current salaries for executives: $150,000 for the Chairman, $100,000 for the CEO, and $60,000 for other officers in 2008.

Stock Option Awards

The stock options plan proposed by management, which aims to incentivize and retain core employees, to meet employees’ benefits, the Company’s long term operating goals and shareholder benefits, was approved at the 2004 Annual Meeting of Stockholders, and the maximum common shares for issuance under this plan is 2,200,000 with a period of 10 years.

The stock option granted for management in 2008 was as follows, which was approved by the Board of Directors and Compensation Committee.

a.	Total Number of Options Granted: 298,850
b.	Exercise Price Per Option: $2.93, the closing price of the common shares of the Company on December 09, 2008
c.	Date of Grant: December 10, 2008
d.	Expiration Date: on or before December 9, 2011
e.	Vesting Schedule
(i)	On December 10, 2008, 1/3 of the granted stock option shall be vested and become exercisable
(ii)	On December 10, 2009, another 1/3 of the granted stock option shall be vested and become exercisable
(iii)	On December 10, 2010, remaining 1/3 of the granted stock option shall be vested and become exercisable

In accordance with SFAS No. 123R, the cost of the above mentioned stock options issued to directors was measured on the grant date based on their fair value. The fair value is determined using the Black-Scholes option pricing model and certain assumptions.  Please see Note 21.

The compensation that executive officers received for their services for fiscal year 2008 and 2007 were as follows:

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non-qualified deferred compensation earnings	All other compensation	Total
Hanlin Chen	2008	$150,000	$—	$	$—	$—	$—	$—	$150,000
(Chairman)	2007	$116,667	$—	$	$—	$—	$—	$—	$116,667
Qizhou Wu	2008	$100,000	$—	$	$—	$—	$—	$—	$100,000
(CEO)	2007	$86,667	$—	$	$—	$—	$—	$—	$86,667
Jie Li	2008	$60,000	$—	$	$38,654	$—	$—	$—	$98,654
(CFO)	2007	$35,000	$—	$	$—	$—	$—	$—	$35,000

Performance bonus

a.	Grantees: Hanlin Chen, Qizhou Wu, Shengbin Yu, Shaobo Wang, Andy Tse, Jie Li, and Daming Hu;
b.
Conditions: (i) based on the Company’s consolidated financial statements, the year over year growth rates of net sales and net profits for 2008 must exceed 10%; and (ii) the average growth rate of the foregoing indicators must exceed that of the whole industry in 2008;

c.	Bonus: 50% of each officer’s annual salary in 2008.

Awards for performance bonus of $265,000 were accrued in 2008 and have not been paid by the end of 2008.

Outstanding Equity Awards at Fiscal Year-End:

Not Applicable.

Compensation for Directors

Based on the number of the board of directors’ service years, workload and performance, the Company decides on their pay. The management believes that the pay for the members of the Board of Directors was appropriate as of December 31, 2008.

The compensation that directors received for serving on the Board of Directors for fiscal year 2008 was as follows:

Name	Fees earned or paid in cash	Stock awards	Option awards*	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation**	Total
Haimian Cai	$40,000	$-	$31,800	$-	$-	$101,200	$173,000
William E. Thomson	$45,500	$-	$31,800	$-	$-	$15,600	$92,900
Robert Tung	$40,000	$-	$31,800	$-	$-	$9,200	$81,000

* Other than the cash payment based on the number of a director’s service years, workload and performance, the Company grants 7,500 option awards to each director every year.

In accordance with SFAS No. 123R, the cost of the above mentioned stock options issued to directors was measured on the grant date based on their fair value. The fair value is determined using the Black-Scholes option pricing model and certain assumptions.  Please see Note 21.

 **The cost of the above mentioned compensation paid to directors was measured based on investment, operating, technology, and consulting services they provided.

During the year 2008, Mr. Haimian Cai provided additional investment and technology consulting services. Mr. Thomson and Robert Tung provided additional investment consulting services.

All other directors did not receive compensation for their service on the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose of or direct the disposition of, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 26,983,244 shares of common stock outstanding at February 27, 2009.

Name/Title	Total Number of Shares	Percentage Ownership
Hanlin Chen, Chairman (1)	15,659,826	58.03%
Qizhou Wu, CEO, President and Director	2,157,296	7.99%
Jie Li, CFO	11,247	0.04%
Li Ping Xie(2)	15,659,826	58.03%
Tse, Yiu Wong Andy, Sr. VP, Director	899,426	3.33%
Shaobo Wang, Sr. VP	425,104	1.58%
Shengbin Yu, Sr. VP	476,429	1.77%
Daming Hu，CAO	9,000	0.03%
Robert Tung, Director	7,500	0.02%
Dr. Haimian Cai, Director	7,500	0.02%
William E. Thomson, Director	—	—
Wiselink Holdings Limited (3)	3,023,542	11.21%
All Directors and Executive Officers (10 persons) (4)	22,374,516	82.92%

(1) Includes 2,011,425 shares of common stock beneficially owned by Mr. Chen’s wife, Ms. Xie and 302,354 shares indirectly held in Wiselink Holdings Limited.

(2) Includes 13,648,401 shares of common stock beneficially owned by Ms. Xie’s husband, Mr. Chen.

(3) Wiselink Holdings Limited is a company controlled by Mr. Chen and other executive officers.

 (4) Excludes 302,354 shares indirectly held by Mr. Chen in Wiselink Holdings Limited

In July 2004, the Company adopted a stock option plan subject to shareholders approval, which was approved at the Company’s annual general meeting on June 28, 2005. The stock option plan provides for the issuance to the Company’s officers, directors, management and employees of options to purchase shares of the Company’s common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For the information required by Item 13 please refer to Consolidated Financial Statements notes 3 and 23 “Certain Relationships And Related Transactions” and “Related Party Transactions” in the Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table sets forth the aggregate fees for professional audit services rendered by Schwartz Levitsky Feldman LLP for the audit of the Company’s annual financial statements, and fees billed for other services for the fiscal years 2008 and 2007. The Audit Committee has approved all of the following fees.

	Fiscal Year Ended
	2008	2007
Audit Fees	$285,000	$280,000
Audit-Related Fees(1)	24,100	-
Tax Fees (2)	8,400	8,000
Total Fees Paid	$317,500	$288,000

(1) Includes accounting and reporting consultations related to financing and internal control procedures.

(2) Includes fees for service related to tax compliance services, preparation and filing of tax returns and tax consulting services.

Audit Committee’s Pre-Approval Policy

During fiscal years ended December 31, 2008 and 2007, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     (a) List of Financial Statements/Schedules

     1.   Report of Independent Auditors

     2.   Consolidated Balance Sheets as of December 31, 2008 and 2007

     3.   Consolidated Statements of Earnings for the years ended December 31, 2008 and 2007

     4.   Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2008 and 2007

     5.   Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008 and 2007

     6.   Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

     7.   Notes to Consolidated Financial Statements

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

10.1
Registration Rights Agreement dated March 20, 2006 between the Company and Cornell Capital Partners, LP (incorporated by reference to the Company’s Form S-3 Registration Statement (File No. 333 - 133331) filed on April 17, 2006)

10.2
Investor Registration Rights Agreement dated March 20, 2006 between the Company and Cornell Capital Partners, LP. (incorporated by reference to the Company’s Form S-3 Registration Statement (File No. 333 - 133331) filed on April 17, 2006)

10.3
Warrant to purchase 86,806 shares of common stock at $14.40 per share, issued to Cornell Capital Partners, LP. (incorporated by reference to the Company’s Form S-3 Registration Statement (File No. 333 - 133331) filed on April 17, 2006 )

10.4
Warrant to purchase 69,444 shares of common stock at $18.00 per share, issued to Cornell Capital Partners, LP. (incorporated by reference to the Company’s Form S-3 Registration Statement (File No. 333 - 133331) filed on April 17, 2006 )

10.5
Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10Q Quarterly Report on May 10, 2006 )

10.6
Securities Purchase Agreement dated February 1, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.7	Securities Purchase Agreement dated February 15, 2008 between the Company and the investors. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.8
Escrow Agreement dated February 15, 2008 among us, U.S. Bank National Association, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.

10.9
Registration Rights Agreement dated February 15, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.10
Senior Convertible Note dated February 15, 2008 in the original principal amount of $8,571,429 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.11
Senior Convertible Note dated February 15, 2008 in the original principal amount of $6,428,571 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.12
Senior Convertible Note dated February 15, 2008 in the original principal amount of $15,000,000 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.13
Closing Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.14
Escrow Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.15
Senior Convertible Note dated February 15, 2008 in the original principal amount of $1,428,571 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.16
Senior Convertible Note dated February 15, 2008 in the original principal amount of $1,071,429 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.17
Senior Convertible Note dated February 15, 2008 in the original principal amount of $2,500,000 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.18
Closing Warrant to purchase 94,133 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.19
Escrow Warrant to purchase 94,133 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.20	Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed on April 2, 2008)

21	Schedule of Subsidiaries*

23	Consent of Schwartz Levitsky Feldman LLP., Independent Registered Public Accountant Firm*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: March 26, 2009		/s/ Qizhou Wu
	Name:	Qizhou Wu
	Title:	Chief Executive Director and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 26, 2009		/s/ Hanlin Chen
	Name:	Hanlin Chen
	Title:	Chairman

Dated: March 26, 2009		/s/ Qizhou Wu
	Name:	Qizhou Wu
	Title:	Chief Executive Director, President and Director

Dated: March 26, 2009		/s/ Jie Li
	Name:	Jie Li
	Title:	Chief Financial Officer

Dated: March 26, 2009		/s/ Daming Hu
	Name:	Daming Hu
	Title	Chief Accounting Officer

Dated: March 26, 2009		/s/ Robert Tung
	Name:	Robert Tung
	Title:	Director

Dated: March 26, 2009		/s/ Dr. Haimian Cai
	Name:	Name: Dr. Haimian Cai
	Title:	Director

Dated: March 26, 2009		/s/ William E. Thomson
	Name:	William E. Thomson
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Automotive Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of China Automotive Systems, Inc. and Subsidiaries as at December 31, 2008 and 2007 and the related consolidated statements of earnings, and comprehensive income, cash flows and changes in stockholders’ equity for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the management of China Automotive Systems, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audits procedures that we appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financing reporting. Accordingly, we express no such opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Automotive Systems, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the results of its earnings and its cash flows for the years ended December 31, 2008 and 2007 in conformity with generally accepted accounting principles in the United States of America.

Toronto, Ontario, Canada

March 16, 2009

/s/ Schwartz Levitsky Feldman LLP

Schwartz Levitsky Feldman LLP

Chartered Accountants

Licensed Public Accountant

China Automotive Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2008 and 2007

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$37,113,375	$19,487,159
Pledged cash deposits (note 4)	6,739,980	4,645,644
Accounts and notes receivable, net, including $1,285,110 and $1,869,480 from related parties at December 31, 2008 and 2007, net of an allowance for doubtful accounts of $4,910,478 and $3,827,838 at December 31, 2008 and 2007 (note 5)	96,424,856	82,022,643
Advance payments and others, including $9,374 and $55,323 to related parties at December 31, 2008 and 2007	1,442,614	922,578
Inventories (note 7)	26,571,755	20,193,286
Total current assets	$168,292,580	$127,271,310
Long-term Assets:
Property, plant and equipment, net (note 8)	$51,978,905	$46,585,041
Intangible assets, net (note 9)	504,339	589,713
Other receivables, net, including $903,674 and $638,826 from related parties at December 31, 2008 and 2007, net of an allowance for doubtful accounts of $659,837 and $652,484 at December 31, 2008 and 2007 (note 6)	1,349,527	888,697
Advance payment for property, plant and equipment, including $2,473,320 and $1,560,378 to related parties at December 31, 2008 and 2007	6,459,510	6,260,443
Long-term investments	79,010	73,973
Deferred income tax assets (note 10)	2,383,065	1,315,510
Total assets	$231,046,936	$182,984,687
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans (note 11)	$7,315,717	$13,972,603
Accounts and notes payable, including $1,097,641 and $1,134,817 to related parties at December 31, 2008 and 2007 (note 12)	59,246,043	47,530,383
Convertible notes payable, net, including $2,077,923 for discount of convertible note payable at December 31, 2008. (note 13)	32,922,077	-
Derivative liabilities (note 14)	1,502,597	-
Customer deposits	236,018	135,627
Accrued payroll and related costs	2,715,116	2,664,464
Accrued expenses and other payables (note 15)	12,460,784	14,938,055
Accrued pension costs (note 16)	3,806,519	3,622,729
Taxes payable (note 17)	5,717,438	9,080,493
Amounts due to shareholders/directors (note 18)	337,370	304,601
Total current liabilities	$126,259,679	$92,248,955
Long-term liabilities:
Advances payable (note 19)	234,041	334,600
Total liabilities	$126,493,720	$92,583,555
Minority interests (note 20)	$23,222,566	$23,166,270
Related Party Transactions (note 30)
Commitments and contingencies (note 31)
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares Issued and Outstanding – None	$—	$—
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued and Outstanding – 26,983,244 shares and 23,959,702 shares at December 31, 2008 and 2007, respectively (note 21)	2,698	2,396
Additional paid-in capital (note 21)）	27,148,206	30,125,951
Retained earnings- (note 22)
Appropriated	7,525,777	7,525,777
Unappropriated	36,026,516	23,591,275
Deferred stock compensation (note 23)	(500,052)	—
Accumulated other comprehensive income	11,127,505	5,989,463
Total stockholders' equity	$81,330,650	$67,234,862
Total liabilities and stockholders' equity	$231,046,936	$182,984,687

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Earnings
Years Ended December 31, 2008 and 2007

	Years Ended December 31
	2008	2007
Net product sales, including $4,675,410 and $5,472,509 to related parties for Years Ended December 31, 2008 and 2007	$163,179,286	$133,597,003
Cost of product sold, including $7,901,944 and $5,472,595 purchased from related parties at Years Ended December 31, 2008 and 2007	115,920,585	88,273,955
Gross profit	$47,258,701	$45,323,048
Add: Gain on other sales	734,063	554,150
Less: Operating expenses
Selling expenses	10,869,661	9,674,476
General and administrative expenses	12,097,500	9,026,717
R&D expenses	2,255,892	1,666,274
Depreciation and amortization	5,846,290	4,243,930
Total Operating expenses	31,069,343	24,611,397
Income from operations	$16,923,421	$21,265,801
Add: Other income, net (note 24)	1,067,309	38,462
Financial income (expenses) (note 25)	(1,296,218)	(566,986)
Gain (loss) on change in fair value of derivative (note 26)	998,014	—
Income before income taxes	17,692,526	20,737,277
Less: Income taxes (note 27)	185,877	2,231,032
Income before minority interests	17,506,649	18,506,245
Less: Minority interests	5,071,408	9,646,339
Net income	$12,435,241	$8,859,906
Net income per common share–
Basic	$0.48	$0.37
Diluted (note 28)	$0.46	$0.37
Weighted average number of common shares outstanding –
Basic	25,706,364	23,954,370
Diluted	29,668,726	23,958,705

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2008 and 2007

	Years Ended December 31
	2008	2007
Net income	$12,435,241	$8,859,906
Other comprehensive income:
Foreign currency translation gain	5,138,042	3,520,663
Comprehensive income	$17,573,283	$12,380,569

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2008 and 2007

							Accumulated
			Additional			Deferred	Other
	Common Stock		Paid-in	Retained Earnings		stock	Comprehensive
	Shares	Par value	Capital	Appropriated	Unappropriated	compensation	Income (Loss)	Total
Balance at January 1, 2007	23,851,581	$2,385	$28,651,959	$6,209,909	$16,047,237	$–	$2,468,800	$53,380,290
Foreign currency translation gain	–	–	–	–	–	–	3,520,663	3,520,663
Sale of common stock	108,121	11	1,199,989	–	–	–	–	1,200,000
Cash paid for retaining fee, commissions and placement agent fee in connection with offering	–	–	(54,500)	–	–	–	–	(54,500)
Increase in connection with minority shareholders’ abandonment of all its right and interest in Joint-venture	–	–	174,828	–	–	–	–	174,828
Issuance of stock options to independent directors	–	–	153,675	–	–	–	–	153,675
Net income for the year ended December 31, 2007	–	–	–	–	8,859,906	–	–	8,859,906
Appropriation of retained earnings	–	–	–	1,315,868	(1,315,868)	–	–	–
Balance at December 31, 2007	23,959,702	$2,396	$30,125,951	$7,525,777	$23,591,275	$–	$5,989,463	$67,234,862
Foreign currency translation gain	–	–	–	–	–	–	5,138,042	5,138,042
Difference between the book value of and Consideration paid for the 35.5% equity interest of Henglong	-	-	(25,912,921)	–	–	–	–	(25,912,921)
Issuance of common stock	3,023,542	302	22,089,698	–	–	–	–	22,090,000
Issuance of stock options to independent directors and management	-	-	845,478	–	–	–	–	845,478
Net income for the year ended December 31, 2008	–	–	–	–	12,435,241	–	–	12,435,241
Issuance of stock options to management						(500,052)		(500,052)
Balance at December 31, 2008	26,983,244	$2,698	$27,148,206	$7,525,777	$36,026,516	$(500,052)	$11,127,505	$81,330,650

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2008 and 2007

	Years Ended December 31
	2008	2007
Cash flows from operating activities:
Net income	$12,435,241	$8,859,906
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Minority interests	5,071,408	9,646,339
Stock-based compensation	345,426	153,675
Depreciation and amortization	9,924,992	7,349,546
Deferred income taxes	(974,383)	(1,315,510)
Allowance for doubtful accounts (Recovered)	1,030,738	(881,423)
Amortization for discount of convertible note payable	424,665	-
(Gain) loss on change in fair value of derivative	(998,014)	-
Other operating adjustments	2,533	92,401
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged cash deposits	(1,776,424)	(981,519)
Accounts and notes receivable	(9,335,776)	(19,748,023)
Advance payments and other	(417,973)	41,648
Inventories	(4,955,085)	(3,454,479)
Increase (decrease) in:
Accounts and notes payable	8,319,472	7,120,821
Customer deposits	89,046	(20,924)
Accrued payroll and related costs	(128,344)	1,032,723
Accrued expenses and other payables	1,487,900	627,192
Accrued pension costs	(69,998)	128,136
Taxes payable	(3,974,905)	2,673,964
Advances payable	(126,553)	—
Net cash provided by operating activities	$16,373,966	$11,324,473
Cash flows from investing activities:
(Increase) decrease in other receivables	(353,834)	481,042
Cash received from equipment sales	368,707	629,918
Cash paid to acquire property, plant and equipment	(12,245,383)	(13,982,490)
Cash paid to acquire intangible assets	(125,550)	(287,747)
Cash paid for the acquisition of 35.5% of Henglong equity	(10,000,000)	-
Net cash (used in) investing activities	$(22,356,060)	$(13,159,277)
Cash flows from financing activities:：
Repayment of bank loans	$(7,567,697)	$(2,182,860)
Dividends paid to the minority interest holders of Joint-venture companies	(6,198,489)	(6,307,189)
Increase (decrease) in amounts due to shareholders/directors	2,416	(84,476)
Proceeds from issuance of common stock	-	1,145,500
Capital Contribution from the minority interest holders of Joint-venture companies	745,723	—
Proceeds from issuance of convertible note payable	35,000,000	-
Net cash provided by (used in) financing activities	$21,981,953	$(7,429,025)
Cash and cash equivalents effected by foreign currency	$1,626,357	$1,332,488
Net change in cash and cash equivalents
Net increase (decrease) in cash and cash equivalents	$17,626,216	$(7,931,341)
Cash and cash equivalents, at the beginning of year	19,487,159	27,418,500
Cash and cash equivalents, at the end of year	$37,113,375	$19,487,159

The accompanying notes are an integral part of these consolidated financial statements

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2008 and 2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Years Ended December 31
	2008	2007
Cash paid for interest	$1,266,204	$895,491
Cash paid for income taxes	$4,126,048	$1,970,544

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Years Ended December 31
	2008	2007
Acquisition of 35.5% of Henglong equity from the minority shareholder on a cashless basis	$(22,090,000)	$—
Liability result from issuance of common stock to acquire 35.5% of Henglong's equity	22,090,000	—
Decrease in minority interests as a result of minority shareholder’s withdrawal from Joint-venture	-	(2,830,545)
Withdrawal of invested intangible assets by minority shareholder of Joint-venture	-	2,600,204
Increase in equity in connection with minority shareholder’s withdrawal from Joint-venture	$-	$230,341

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

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

Great Genesis Holdings Limited, a company incorporated on January 3, 2003 under The Companies Ordinance in Hong Kong as a limited liability company, “Genesis”, is a wholly-owned subsidiary of the Company.

Henglong USA Corporation, “HLUSA”, which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly.

           The Company owns the following aggregate net interests in eight Sino-foreign joint ventures organized in the PRC as of December 31, 2008 and 2007.

	Percentage Interest
Name of Entity	2008	2007
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”	80.00%	44.50%
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”	81.00%	81.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd.,“Shenyang”	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	83.34%	75.90%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Auto Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd., “Hengsheng”	100.00%	100.00%

Jiulong was established in 1993 and mainly engaged in the production of integral power steering gears for heavy-duty vehicles.

Henglong was established in 1997 and mainly engaged in the production of rack and pinion power steering gears for cars and light duty vehicles.

On March 31, 2008, the Company’s wholly-owned subsidiary, Genesis, and Wiselink Holdings Limited, “Wiselink”, both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, the “Henglong Agreement”, pursuant to which Wiselink agreed to transfer and assign its 35.5% equity interest in Henglong, one of the Company’s currently consolidated subsidiaries, to Genesis for a total consideration of $32,090,000. The Company now holds an 80% equity interest in Henglong.

Under the terms of the Henglong Agreement, Genesis is deemed to be the owner of Henglong commencing from January 1, 2008. The Henglong acquisition is considered as a business combination of companies under common control and is being accounted for in a manner similar to that of pooling of interests.

Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

Zhejiang was established in 2002 to focus on power steering pumps.

USAI was established in 2005 and mainly engaged in the production and sales of sensor modulars.

In 2008, Genesis and Shanghai Hongxi Investment Inc., “Hongxi”, the other shareholder of USAI, agreed to increase USAI’s capital to $2,600,000 from $1,800,000. The increased capital was wholly funded by Genesis. Therefore, the capital contributed by Genesis in USAI increased to $2,166,900 from $1,366,900, accounting for 83.34% of the total capital; while the capital contributed by Hongxi remained unchanged, accounting for 16.66% of the total capital.

Wuhu was established in 2006 and mainly engaged in the production and sales of automobile steering systems.

Jielong was established in 2006 and mainly engaged in the production and sales of electric power steering gears (“EPS”).

On March 7, 2007, Genesis established a wholly-owned subsidiary, Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”, to engage in production and sales of automotive steering systems. The registered capital of Hengsheng is $10,000,000.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the year ended December 31, 2008 and 2007, the accompanying consolidated financial statements include the accounts of the Company and its two subsidiaries and eight joint ventures, which are described in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Henglong was formed in 1997, the Company increased its shareholdings from 44.5% to 80% in 2008 and the remaining 20% owned by Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd., “JLME”. The highest authority of the joint venture is the Board of Directors, which is comprised of five directors, four of which, 80%, are appointed by the Company, and one of which, 20%, is appointed by JLME. Because of the Company’s control over the operation and assets of Henglong, the minority shareholders of Henglong have no right to select, terminate and set the compensation of management responsible for implementing the enterprise’s policies and procedures, nor do they have any right to establish operating and capital decisions of Henglong.

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

Zhejiang was formed in 2002, with 51% owned by Genesis and 49% owned by Zhejiang Vie Group, “ZVG”. The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of whom, 57%, are appointed by the Company and three of whom, 43%, are appointed by ZVG. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The Chairman of the Board of Directors is appointed by ZVG. The general manager is appointed by the Company.

USAI was formed in 2005. As at December 31, 2008, 83.34% was owned by the Company. The highest authority of the joint venture is the Board of Directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, one of whom, 33%, is appointed by Hongxi. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by the Company.

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

Wuhu was formed in May 2006, with 77.33% owned by the Company, 22.67% owned by Wuhu Chery Technology Co., Ltd., “Chery Technology”. The highest authority of the joint venture is the Board of Directors, which is comprised of five directors, three of whom, 60%, are appointed by the Company, two of whom, 40%, are appointed by Chery Technology. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The directors of the Company and the other joint venture partner of Wuhu executed “Act in Concert” agreement, resulting in the Company having voting control in the joint venture. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by the Company.

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

Assets under construction- represent buildings under construction and plant and equipment pending installation— are stated at cost. Cost includes construction and acquisitions, and interest charges arising from borrowings used to finance assets during the period of construction or installation and testing. No provision for depreciation is made on assets under construction until such time as the relevant assets are completed and ready for their intended commercial use.

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

            In January 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company did not have any goodwill at December 31, 2008 and 2007.

The Company’s long-lived assets are reviewed annually for impairment or whenever events or changes in circumstances indicated that the carrying amount of an asset might not be recoverable. An impairment is recognized when the carrying amount of an asset to be held and used exceeds the projected undiscounted future net cash flows expected from its use and disposal and is measured as the amount by which the carrying amount of asset exceeds its fair value.

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

Revenue from Materials and Other Assets Sales Recognition – Normally, the Company purchases materials only for its production. Occasionally, some materials will be sold to other suppliers in case of temporary inventory overage of such materials and to make a profit on any price difference. The Company is essentially the agent in these transactions because it does not have any risk of product return. When there is any quality or quantity loss, the suppliers are obligated to restitution. Income generated from selling materials is recorded as the net amount retained, that is, the amount billed to the customers less the amount paid to suppliers, in the consolidated statement of operations in accordance with EITF 99-19.

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

Income Taxes - The Company accounts for income taxes using the liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities, changes in deferred tax assets and liabilities, if any, include the impact of any tax rate changes enacted during the year. Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. If the amount of the Company’s taxable income or income tax liability is a determinant of the amount of a grant, the grant is treated as a reduction of the income tax provision in the year the grant is realized.

Research and Development Costs - Research and development costs are expensed as incurred.

Advertising, Shipping and Handling Costs - Advertising, shipping and handling costs are expensed as incurred.

Income Per Share - Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated based on the treasury stock method, assuming the issuance of common shares, if dilutive, resulting from the exercise of options and warrants. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the “if converted” method.

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

Fair Value of Financial Instruments - The Company believes that the carrying value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as of December 31, 2008 approximates their respective fair values due to the short-term nature of those instruments. The fair values of other long-term receivables and advances payable, discounted at 5.90%, would be approximately $1,740,000 and $220,000 respectively as of December 31, 2008.

Stock-Based Compensation - The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 411,350 stock options under this plan and there remain 1,788,650 stock options issuable in future. As of December 31, 2008, the Company had 388,850 stock options outstanding.

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

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into certain other financial instruments and contracts, such as debt financing arrangements that embody features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in the Company’s financial statements.

Registration Payment Arrangements - The Company has entered into registration payment arrangements with certain investors that provide for the payment of damages for failures to register common shares underlying the investor’s financial instruments. FASB Staff Position 00-19-2, Accounting for Registration Payment Arrangements, provides for the exclusion of registration payments, such as the liquidated damages, from the consideration of classification of financial instruments. Rather, such registration payments would be accounted for pursuant to Financial Accounting Standard No. 5 Accounting for Contingencies, which is the Company’s current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. The Company does not currently believe that damages are probable.

Fair Value Measurements-Effective January 1, 2008, the Company adopted the provisions of FAS 157, Fair Value Measurements, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of FAS 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

Shanghai Hongxi Investment Inc. (“Hongxi”)

Hubei Wiselink Equipment Manufacturing Co., Ltd. (“Hubei Wiselink”)

Jingzhou Tongyi Special Parts Co., Ltd. (“Jingzhou Tongyi”)

Jingzhou Derun Agricultural S&T Development Co., Ltd. (“Jingzhou Derun”)

Jingzhou Tongying Alloys Materials Co., Ltd. (“Jingzhou Tongying”)

WuHan Dida Information S&T Development Co., Ltd. (“WuHan Dida”)

Hubei Wanlong Investment Co., Ltd. (“Hubei Wanlong”).

Jiangling Yude Machining Co., Ltd. (“Jiangling Yude”)

Wiselink Holdings Limited. (“Wiselink”)

Principal policies of the Company in connection with transaction with related parties are as follows:

Products sold to related parties – The Company sold products to related parties at fair market prices, and also granted them credit of three to four months on an open account basis. These transactions were consummated under similar terms as the Company's other customers.

Materials purchases from related parities – The Company purchased materials from related parties at fair market prices, and also received them credit of three to four months on an open account basis. These transactions were consummated under similar terms as the Company's other suppliers.

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

3.  Recent Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair values. SFAS 159 is effective for fiscal years after November 15, 2007. The Company has adopted the provisions of this statement since January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 141R beginning in the first quarter of 2009. The Company is currently evaluating the impact of the implementation of SFAS No. 141(R) on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51." The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing additional accounting and reporting standards. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption of this statement is prohibited. By adopting SFAS No. 160, the noncontrolling interests will be reported as equity while the noncontrolling interests are reported in the mezzanine section between liabilities and equity currently. The Company is currently assessing the impact of adopting SFAS No. 160 on its consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

In May 2008, the FASB issued Financial Accounting Standard No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with GAAP. Unlike SAS No. 69, "The Meaning of Present in Conformity With GAAP," SFAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with GAAP." The Company is currently assessing the impact of this statement, but believes it will not have a material impact on its financial position, results of operations, or cash flows upon adoption.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB14-1 clarifies that convertible debt  instruments that may be settled in cash upon either mandatory or optional conversion (including Partial Cash Settlement) are not addressed by paragraph 12 of APB Opinion No.14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted FSP APB14-1 beginning January 1, 2009, and this standard must be applied on a retrospective basis. The Company is evaluating the  impact the adoption of FSP APB14-1 will have on its consolidated financial position and results of operations.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is currently evaluating the impact of adopting EITF Issue No. 07-05 on its consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities,” to address the question of whether instrument granted in share-based payment transaction are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be  included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirement of (FSP) No. EITF03-6-1 as well as the impact of the adoption on its consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46 (R)-8”). FSP FAS140-4 and FIN 46(R)-8 amends FAS140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46 (R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. The Company is currently evaluating the impact of the adoption of FSP FAS140-4 and FIN 46(R)-8 will have on its consolidated financial position and results of operations.

4.  Pledged cash deposits

Pledged as guarantee for the Company's notes payable, the Company regularly pays some of its suppliers by bank notes. The Company（the drawer）has to deposit a cash deposit, equivalent to 10%- 40% of the face value of the relevant bank note, in a bank（the drawee）in order to obtain the bank note.

5. Accounts Receivable and Notes Receivable

The Company’s accounts receivable at December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007
Accounts receivable	$60,345,494	$49,605,411
Notes receivable	40,989,840	36,245,070
	101,335,334	85,850,481
Less: allowance for doubtful accounts	(4,910,478)	(3,827,838)
Balance at end of year	$96,424,856	$82,022,643

Notes receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The activity in the Company’s allowance for doubtful accounts of accounts receivable during the year ended December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007
Balance at beginning of year	$3,827,838	$4,086,218
Amounts provided for (recovered) during the year	841,078	(532,392)
Add: foreign currency translation	241,562	274,012
Balance at end of year	$4,910,478	$3,827,838

6.  Other Receivables

The Company’s other receivables at December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007
Other receivables	$2,009,364	$1,541,181
Less: allowance for doubtful accounts	(659,837)	(652,484)
Balance at end of the year	$1,349,527	$888,697

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.

The activity in the Company’s allowance for doubtful accounts of other receivable during the year ended December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007
Balance at beginning of the year	$652,484	$898,203
Add: amounts provided (recovered) during the year	(41,264)	(297,870)
Add: foreign currency translation	48,617	52,151
Balance at end of the year	$659,837	$652,484

7.  Inventories

The Company’s inventories at December 31, 2008 and 2007 consisted of the following:

	December 31,
	2008	2007
Raw materials	$8,354,397	$7,904,167
Work in process	4,466,720	4,181,248
Finished goods	14,826,961	9,586,709
	27,648,078	21,672,124
Less: provision for loss	(1,076,323)	(1,478,838)
Balance at end of the year	$26,571,755	$20,193,286

8.   Property, Plant and Equipment

The Company’s property, plant and equipment at December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007
Land use rights and buildings	$27,416,977	$23,101,634
Machinery and equipment	54,405,700	42,512,900
Electronic equipment	4,356,475	3,480,008
Motor vehicles	2,461,378	2,427,375
Construction in progress	1,007,415	1,542,865
	89,647,945	73,064,782
Less: Accumulated depreciation	(37,669,040)	(26,479,741)
Balance at end of the year	$51,978,905	$46,585,041

Depreciation charge for the years ended December 31, 2008 and 2007 are $9,672,948 and $7,079,313 respectively.

9.   Intangible Assets

The activity in the Company’s intangible asset account during the years ended December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007
Balance at beginning of year	$589,713	$3,140,548
Patent technology	—	144,390
Management software license	125,550	143,356
Patent technology	-	(2,600,204)
Foreign currency translation	41,120	31,856
	756,383	859,946
Less: Amortization for the year	(252,044)	(270,233)
Balance at end of year	$504,339	$589,713

The estimated aggregated amortization expense for each of the five succeeding years is $198,734, $126,596, $95,358, $68,874, and $23,958 respectively.

10.  Deferred Income Tax Assets

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations, as well as net operating loss, tax credit and other carryforwards. Additionally, deferred taxes have been provided for the purpose of repatriating earnings from consolidated foreign subsidiaries. Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

The components of deferred income tax assets at December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Losses carryforward (U.S.)	$2,300,322	$1,646,531
Losses carryforward (PRC)	287,285	275,422
Product warranties and other reserves	$1,737,052	$1,258,559
Property, plant and equipment	2,471,716	1,573,787
Bonus accrual	297,208	347,089
All other	154,348	161,121
	7,247,931	5,262,509
Valuation allowance *	(4,864,866)	(3,946,999)
Total deferred tax assets	$2,383,065	$1,315,510

*As of December 31, 2008, valuation allowance was $4,864,866, including $2,300,322 allowance for the Company’s deferred tax assets in the U.S. and $2,564,544 allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the U.S., the management believes that the deferred tax assets in the U.S are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be utilized to offset future taxable income.

The estimated losses available to reduce taxable income in future years will expire as follows:

Years ending December 31,
2028	$2,179,305
2027	779,388
2026	1,044,363
2025	471,623
2024	933,308
2023	2,259,753
2013	161,020
2012	1,284,938
2011	918,439
Total	$10,032,137

11.  Bank Loans

At December 31, 2008, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $7,315,717, with weighted average interest rate at 6.17% per annum. These loans are secured with some of the property and equipment of the Company and are repayable within one year.

At December 31, 2007, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $13,972,603, with weighted average interest rate at 6.40% per annum. These loans are secured with some of the property and equipment of the Company and are repayable within one year.

12.  Accounts and notes payable

The Company’s accounts and notes payable at December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007
Accounts payable	$38,595,446	$32,511,812
Notes payable	20,650,597	15,018,571
Balance at end of year	$59,246,043	$47,530,383

Notes payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits, notes receivable and certain property plant and machinery to secure trade financing granted by banks.

13.  Convertible notes payable

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

At any time following February 15, 2009, if the Weighted Average Price (WAP) for twenty (20) consecutive trading days is less than 45% of the Conversion Price in effect on the Issuance Date, as adjusted, namely $3.187, the Convertible Debt holder shall have the right, in its sole discretion, to require that the Company redeem all or any portion of the Convertible Debt. The portion of this Convertible Debt subject to redemption in connection with the share price change of the underlying common stock will be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Other Make Whole Amount as mentioned above.

Since the Company’s stock Weighted Average Price for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187, which is less than 45% of the Conversion Price in effect of the Issuance Date, as adjusted, the “WAP Default”, the Convertible Debt holder shall have the right, at its sole discretion, to require that the Company redeem all or any portion of the Convertible Debt by delivering written redemption notice to the Company within five (5) business days after the receipt of the Company’s notice of the WAP Default. On March 17, 2009, the Company delivered the WAP Default notice to the Convertible Debt holders.  Since the Company has not received any notice from YA Global Investments, L.P. as of March 24, 2009, its redemption rights under such WAP Default has lapsed. On March 23, 2009, the Company received a letter from the joint and several provisional liquidator acting on behalf of Lehman Brothers Commercial Corporation Asia Limited, “LBCCA Liquidator”, requesting that it be granted an extension of time until April 24, 2009 to obtain legal advice and to consider its rights under the Convertible Debt. The Company has granted an extension to April 15, 2009. Although the LBCCA Liquidator has not given the Company any notice of redemption yet, it may exercise its discretionary right of early redemption on any date that is no earlier than ninety (90) days after it delivers the written redemption notice to the Company, so long as it delivers such notice on or before April 15, 2009. The Convertible Debt and related Derivative liabilities have been recorded as short-term liabilities.

In connection with the Convertible Debt, the Company issued 1,317,864 detachable warrants, the “Warrants,” to purchase from the Company shares of common stock of the Company at the exercise price of $8.8527 per share. The Warrants are exercisable immediately and will expire on February 15, 2009. The Warrants require net cash settlement in the event that there is a fundamental transaction, contractually defined as a merger, sale of substantially all assets, tender offer or share exchange. Due to this contingent redemption provision, the warrants require liability classification under SFAS 150 and must be recorded at fair value each reporting period. As of the issuance date, i.e., February 15, 2008, the fair value of warrants was $798,626, which was determined using the Black-Scholes option pricing model.

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

When a financial instrument contains embedded derivatives that require bifurcation, such as the redemption put, and freestanding instruments that are recorded at fair value each period, such as the warrants, the accounting is to record the embedded derivative and the freestanding instruments at fair value on inception and the residual proceeds are allocated to the debt instrument. Based on this premise, upon inception of the debt instruments, the Company recorded the redemption put at fair value $1,703,962 and the Company recorded the warrants at fair value $798,626. The remaining proceeds were then allocated to the debt instrument.

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

The Financing Agreements embody a contingent conversion feature (reset conversion price). EITF 98-5 provides that the beneficial conversion feature, if any, embodied in a convertible debt instrument requires recognition and reclassification to stockholders' equity in an amount "not to exceed" the financing basis. For purposes of calculating the beneficial conversion feature, EITF 00-27, provides that the contractual conversion rate should give effect to the allocation of proceeds to other financial instruments, as required by APB 14.  Accordingly, the "effective" conversion rate is calculated as the basis allocated to the debt instruments divided by the number of indexed shares.  The reset conversion price was a contingent conversion price that was not known at inception of the agreement.  Under the guidance of EITF 98-5, the beneficial conversion feature should be recalculated once the contingent conversion feature is known.  The reset conversion feature was determined to be $7.0822 on August 15, 2008.  The BCF was then calculated as if the reset amount was known at inception of the agreement in order to determine what the APB 14 allocation would have been using a conversion price of $7.0822.

Issue 7 (EITF 00-27) states that "the number of shares that would be received upon conversion based on the adjusted conversion price would be compared to the number that would have been received prior to the occurrence of the contingent event. The excess number of shares multiplied by the commitment date stock price equals the incremental intrinsic value that results from the resolution of the contingency and the corresponding adjustment to the conversion price." The guidance in Issue 7 does not specify whether the contingent BCF should only be calculated if the contingent conversion feature is below the market price of the stock and would have intrinsic value. The Company is of an opinion that the Issue 7 approach was not intended to override the intrinsic value method addressed in EITF Topic D-60, EITF 98-5 and EITF 00-27, and that the BCF should be calculated as the intrinsic spread between the adjusted effective conversion price and the market price at the commitment date.

As of August 15, 2008, the number of indexed shares was 3,953,596 and 4,941,967 at the inception conversion price and reset conversion price, respectively. At the commitment date, the stock price was $6.09, and the “effective” conversion price was $6.93. Accordingly, since the effective conversion price is higher than the market value of the stock, the debt instruments are not considered "in the money" and no beneficial conversion feature is present.

Allocation of basis in the financing arrangement to the warrants and derivative liability has resulted in an original issue discount to the face value of the convertible notes in the amount of $2,502,588, which amount is subject to amortization over the Convertible Debt’s term using the effective method. The Company recorded amortization expense during 2008 of $424,665. If the convertible note becomes callable, the unamortized discount on the convertible note will be written off as expense at the earliest date of June 15, 2009.

14. Derivative liabilities

The Company has evaluated the convertible notes for terms and conditions that are not clearly and closely associated with the risks of the debt-type host instrument (see Note 13). Generally, such features require separation from the host contract and treatment as derivative financial instruments. Certain features, such as the conversion option, were found to be exempt. Other features, such as puts and redemption features were found to require bifurcation and recognition as derivative liabilities. These derivative liabilities are recognized initially at fair value, using forward cash-flow valuation techniques. As of February 15, 2008, the compound derivative value amounted to $1,703,962. This derivative will be adjusted to its estimated fair value at the completion of each reporting period until the debt arrangement is ultimately settled, converted or paid. As of December 31, 2008, the compound derivative value amounted to $1,502,597. The income from adjustment of fair value of compound derivative has been recorded in the income statement as gain or loss on change in fair value of derivative. (See note 13 and 26)

15. Accrued expenses and other payables

The Company’s accrued expenses and other payables at December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007
Accrued expenses	$2,441,352	$1,957,146
Other payables	1,690,046	1,340,442
Warranty reserves*	6,335,613	4,919,491
Dividend payable to minority interest shareholders of Joint-ventures	1,991,796	6,720,976
Liabilities in connection with warrants**	1,977	-
Balance at end of year	$12,460,784	$14,938,055

*The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the year ended December 31, 2008 and 2007, the warranties activities were as follows:

	December 31,
	2008	2007
Balance at the beginning of year	$4,919,491	$2,954,326
Additions during the year	5,861,782	5,228,556
Settlement within the year	(4,797,457)	(3,529,875)
Foreign currency translation	351,797	266,484
Balance at end of year	$6,335,613	$4,919,491

The Company has recorded $6,335,613 and $ 4,919,491 product warranty reserves as at December 31, 2008 and 2007, which were included in the accrued expenses and other payables in the accompanying consolidated financial statements.

**In connection with the Convertible Debt, the Company issued 1,317,864 of detachable warrants, “Warrants,” to purchase from the Company shares of common stock at the exercise price of $ 8.8527 per share, subject to adjustments upon certain events occurring. The Warrants are exercisable immediately and will expire on February 15, 2009.

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

As a result of FASB Staff Position (FSP) FAS 150-5, it appears that the warrants require liability classification due to the possible cash redemption upon the event of an all cash acquisition. The FSP clarifies that warrants that contain any redemption features, including contingent redemption features, must be recorded as liabilities and marked to fair value each reporting period. As of the issuance date, i.e., February 15, 2008, the fair value of warrants was $798,626. Such warrant liabilities will be adjusted to its estimated fair value at the completion of each reporting period until the maturity of February 15, 2009.

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

As of August 15, 2008, the Company valued the warrant using conversion price at inception and reset respectively.  The fair value of the warrant is $489,719 at the inception conversion price of $8.8527, and $551,131 at the reset conversion price of $8.55, respectively. Such difference resulting from using the reset conversion price has increased warrant liabilities by $61,412.

As of December 31, 2008, the fair value of warrants was $1,977, which was determined using the Black-Scholes option pricing model. The income from adjustment of fair value of liabilities in connection with warrants amount of gain has been recorded in the income statement as gain or loss on change in fair value of derivative. (See note 26)

16. Accrued pension costs

Since the Company’s operations are all located in China, all the employees are located in China. The Company records pension costs and various employment benefits in accordance with the relevant Chinese social security laws, which is approximately a total of 31% of salary as required by local governments. Base salary levels are the average salary determined by the local governments.

The activities in the Company’s pension account during the year ended December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007
Balance at beginning of the year	$3,622,729	$3,266,867
Amounts provided during the year	2,311,049	1,286,566
Settlement during the year	(2,381,047)	(1,154,462)
Foreign currency translation	253,788	223,758
Balance at end of year	$3,806,519	$3,622,729

17. Taxes payable

The Company’s taxes payable at December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007
Value-added tax payable	$6,279,089	$7,052,682
Income tax payable (recoverable)*	(652,865)	1,883,185
Other tax payable	91,214	144,626
Balance at end of year	$5,717,438	$9,080,493

*At the end of the fiscal year of 2008, the Company paid income tax in advance, and the government will settle with the Company during 2009.

18. Amounts Due to Shareholders/Directors

     The activity in the amounts due to shareholders/directors during the years ended December 31, 2008 and 2007 is summarized as follows:

	December 31,
	2008	2007
Balance at beginning of the year	$304,601	$358,065
Increase (decrease) during the year	2,415	(84,476)
Foreign currency translation	30,354	31,012
Balance at end of year	$337,370	$304,601

At December 31, 2008 and 2007, the amounts due to shareholders/directors were unsecured, interest free and repayable on demand.

19. Advances payable

The amounts mainly represent advances made by the Chinese government to the Company as subsidy on interest on loans related to production facilities expansion.

The balances are unsecured, interest-free and will be repayable to the Chinese government if the usage of such advance does not continue to qualify for the subsidy (see notes 24 and 31).

20. Minority Interests

The Company’s activities in respect of the amounts of the minority interests’ equity at December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007
Balance at beginning of the year	$23,166,270	$23,112,667
Add: Additions during the year-
Minority interest’s income	5,071,408	9,646,339
Capital Contribution from the minority interest holders of Joint-venture companies	745,723	55,512
Less: decrease during the year
Dividends declared to the minority interest holders of Joint-venture companies	(1,016,733)	(8,468,572)
Transfer and assign equity interest in Henglong by minority interest holders of Joint-venture companies*	(6,177,079)	-
Decrease in minority interests as a result of minority shareholders’ withdrawal form Joint-venture**	-	(2,830,545)
Foreign currency translation	1,432,977	1,650,869
Balance at end of year	$23,222,566	$23,166,270

*On March 31, 2008, the Company’s wholly-owned subsidiary, Genesis and Wiselink, both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, pursuant to which Wiselink agreed to transfer and assign its 35.5% equity interest in Jingzhou Henglong, one of the Company’s currently consolidated subsidiaries, to Genesis for a total consideration of $32,090,000.

Under the terms of the above agreement, Genesis is deemed to be the owner of the equity concerned commencing from January 1, 2008. In accordance with FASB 141 and APB 14, the acquisition is considered as a business combination of companies under common control and is being accounted for in a manner similar to that of pooling of interests.

As of January 1, 2008, the net book value of 35.5% equity of Henglong, which was transferred from minority shareholders, was $6,177,079.

**As of March 20, 2007, Sensor withdrew from USAI, its withdrawal of intangible assets, and abandonment of all its rights and interest in USAI, was charged to minority interests of $2,830,545.

21. Share Capital and Additional paid-in capital

The activities in the Company’s share capital and Additional paid-in capital account during the years ended December 31, 2008 and 2007 are summarized as follows:

	Share Capital		Additional paid-in capital
	Shares	Par Value
Balance at January 1, 2007	23,851,581	2,385	28,651,959
Cash from sale of common stock	108,121	11	1,199,989
Cash paid for retaining fee, commissions and placement agent fee in connection with offering	-	-	(54,500)
Increase in connection with minority shareholders’ abandonment of all its rights and interest in Joint-venture	-	-	174,828
Issuance of stock options to independent directors	-	-	153,675
Balance at December 31, 2007	23,959,702	2,396	30,125,951
Issuance of common stock*	3,023,542	302	22,089,698
Decrease in additional paid-in capital in connection with Henglong equity acquisition **	-	-	(25,912,921)
Issuance of stock options to independent directors and management***	-	-	845,478
Balance at December 31, 2008	26,983,244	2,698	27,148,206

*On March 31, 2008, Wiselink Holdings Limited, “Wiselink”, Great Genesis Holdings Limited, “Genesis”, a wholly-owned subsidiary of China Automotive Systems, Inc., “the Company” and other parties entered into an equity transfer transaction, the “Acquisition”, documented by an Equity Transfer Agreement, the “Agreement”, pursuant to which Wiselink agreed to transfer and assign a 35.5% equity interest in Jingzhou Henglong Automotive Parts Co. Ltd., “Henglong” to Genesis for a total consideration of $32,090,000, the “Consideration”.

Under the terms of the Agreement, the Consideration is to be paid as follows: $10,000,000 cash was paid by Genesis to Wiselink on April 30, 2008, and the balance of the purchase price ($22,090,000) was paid by issuance of 3,023,542 shares of common stock of the Registrant, in its capacity as the 100% parent company of Genesis.

**Under the terms of the above agreement, Genesis is deemed to be the owner of the equity concerned commencing from January 1, 2008. In accordance with FASB 141 and APB 14, the above acquisition is considered as a business combination of companies under common control and is being accounted for in a manner similar to that of pooling of interests.

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

***In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 411,350 stock options under this plan, and there remain 1,788,650 stock options issuable in future. As of December 31, 2008, the Company had 388,850 stock options outstanding.

The fair value of the options at the grant date was $845,478 and $153,674, for the years 2008 and 2007, respectively, which was calculated based on Black-Scholes option pricing model. The fair value was credited in additional paid-in capital, debited in operating expenses using straight line method over the expected beneficiary period. Difference was recorded as deferred stock compensation. For the years ended December 31, 2008 and 2007, there was $345,426 and $153,674 recorded in operating expenses respectively.

The weighted-average fair value of options granted during the periods 2008 and 2007 was $3.12 and $6.83, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option valuation model and assumptions noted in the following table:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
December 10, 2008	134.39%	1.21%	3	0.00%
June 25, 2008	98.29%	3.34%	5	0.00%
October 1, 2007	118.53%	3.00%	4	0.00%

A summary of option activities under the plans for the years ended December 31, 2008 and 2007 was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (years)
Outstanding - January 1, 2007	45,000	$7.39	5
Granted	22,500	7.01	4
Exercised	—	—	—
Cancelled	—	—	—
Outstanding - December 31, 2007	67,500	$7.26	4.7
Granted	321,350	3.12	3.1
Exercised	—	—	—
Cancelled	—	—	—
Outstanding - December 31, 2008	388,850	$3.84	3.4

The following is a summary of warrants outstanding for the years ended December 31, 2008 and 2007:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (years)
Outstanding - January 1, 2007	156,250	$16.00	3
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding - December 31, 2007	156,250	$16.00	3
Issued	1,317,864	8.55	1
Exercised	—	—	—
Cancelled	—	—	—
Outstanding - December 31, 2008	1,474,114	$9.34	1.2

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2008:

Range of Exercise Prices	Outstanding Stock Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Stock Options Exercisable

$2.00 - $4.49	298,850	2.94	$2.93	99,617
$4.50 - $10.00	90,000	2.81	$6.86	90,000
	388,850			189,617

The following is a summary of the range of exercise prices for warrants that are outstanding and exercisable at December 31, 2008:

Range of Exercise Prices	Issued Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Warrants Exercisable
$4.50 - $9.99	1,317,864	0.13	$8.55	1,317,864
$10.01 - $20.00	156,250	0.22	$16.00	156,250
	1,474,114			1,474,114

22． Retained earnings

Pursuant to the relevant PRC laws and regulations of Sino-foreign joint venture enterprises, the profits distribution of the Company’s Sino-foreign subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10%.

The Company did not distribute the profit for the year 2008, therefore, there was no statutory surplus recorded.

When the statutory surplus reserve reaches 50% of the registered capital of a company, additional reserve is no longer required. However, the reserve cannot be distributed to joint venture partners. Based on the business licenses of the Sino-foreign joint ventures, the registered capital of Henglong, Jiulong, Shenyang, Zhejiang, USAI, Jielong, Wuhu, and Hengsheng are $10,000,000, $4,283,170 (RMB35,000,000), $8,132,530 (RMB67,500,000), $7,000,000, $2,600,000, $6,000,000, $3,750,387 (RMB30,000,000), and $10,000,000 respectively.

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

23. Deferred stock compensation

The Company issued 312,350 common stock options to independent directors and management, and the fair value of the options at the grant date was $845,478, for the year of 2008, which was calculated based on Black-Scholes option pricing model. In 2008, the Company expensed $345,426 and the remaining 199,233 stock options, valued at $500,052, are reflected as deferred stock compensation under shareholders' equity in the balance sheet.

24. Other Income

During 2008 and 2007, the Company recorded other income, government subsidies, of $1,067,309 and $38,462, respectively.

Government subsidies including interest subsidies, which mean the refunds by the Chinese Government of interest charged by banks to companies which are entitled to such subsidies (see note 31), and subsidies for encouraging foreign investors to set up technologically advanced enterprises in China .

Chinese government also provided incentives to foreign investors for setting up technologically advanced enterprises in China. During 2008, Genesis, as a foreign investor, received $802,331 for re-investment in Jiulong and Henglong with their profit distribution, and those entities were technologically advanced enterprises and entitled to such subsidies.

Since such government subsidy is similar to an investment income, the Company has recorded it as other income.

25. Financial income (expenses)

During the year ended December 31, 2008 and 2007, the Company recorded financial income (expenses) which was summarized as follows:

	Years Ended December 31,
	2008	2007
Interest income(expenses),net	$(1,238,764)	$(559,773)
Foreign exchange gain (loss), net	305,578	95,497
Income (loss) of note discount, net	150,654	(49,900)
Amortization for discount of convertible note payable	(424,665)	-
Handling charge	(89,021)	(52,810)
Total	$(1,296,218)	$(566,986)

26. Gain (loss) on change in fair value of derivative

	Years Ended December 31,
	2008	2007
Income from adjustment of fair value of liabilities in connection with warrants	$796,649	$-
Income from adjustment of fair value of compound derivative liabilities	201,365	-
Total	$998,014	$-

27. Income Taxes

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

USAI, Wuhu, Jielong and Hengsheng are at their start up stage in 2008 and 2007, accordingly, there is no assessable profit for the year ended December 31, 2008 and 2007 subject to PRC enterprise income tax. They have an enterprise income tax exemption in 2008 and 2009, and are subject to enterprise income tax at a rate of 16.5% for the next three years thereafter, from 2010 to 2012, and a 25% enterprise national income tax for the years commencing from January 1, 2013.

No provision for Hong Kong tax is made as Genesis is an investment holding company, and has no assessable income in Hong Kong for the year ended December 31, 2008 and 2007. The enterprise income tax of Hong Kong is 17.5%.

No provision for US tax is made as the Company has no assessable income in the US for the year ended December 31, 2008 and 2007. The enterprise income tax of US is 30%.

The provision for income tax differs from the provision computed at statutory rates as follows:

	Years Ended December 31,
	2008	2007
Average tax rate	14.17%	17.95%
Computed income tax provision	2,507,295	3,722,141
Permanent Differences
Income tax refund*	(2,762,823)	(2,085,180)
Other reconciling items	441,405	594,071
Total current and deferred tax expense	185,877	2,231,032

*For the years ended December 31, 2008 and 2007, the income tax refund mainly includes the income tax benefit received by the Company's Sino-foreign joint ventures for purchase of domestically manufactured equipments.

28. Income Per Share

Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated based on the treasury stock method, assuming the issuance of common shares, if dilutive, resulting from the exercise of warrants.

The calculations of diluted income per share were:

	Years Ended December 31,
	2008	2007
Numerator:
Net income	$12,435,241	$8,859,906
Add: interest expenses of convertible notes payable	918,750	-
Add: Amortization for discount of convertible notes payable	424,665	-
	$13,778,656	$8,859,906
Denominator:
Weighted average shares outstanding	25,706,364	23,954,370
Effect of dilutive securities	3,962,362	4,335
	29,668,726	23,958,705
Net income per common share- diluted	$0.46	$0.37

During the year ended December 31, 2008, the options and warrants outstanding have not been included in the computation of diluted income per share, except the options issued on December 10, 2008, because such inclusion would have had an anti-dilutive effect. The shares issuable upon conversion of Convertible Debt have been included in the computation.

29. Significant Concentrations

The Company grants credit to its customers, generally on an open account basis. The Company’s customers are all located in the PRC.

In 2008, the Company’s ten largest customers accounted for 78.4% of the Company’s consolidated sales, with four customers accounting for in excess of 10% of consolidated sales, i.e. 15.1%, 11.9%, 11.4% and 10.6% of consolidated sales, or an aggregate of 49.1% of consolidated sales.

In 2007, the Company’s ten largest customers accounted for 73.9% of the Company’s consolidated sales, with four customers accounting for in excess of 10% of consolidated sales, i.e. 16.4%, 13.7%, 11.5% and 10.6% of consolidated sales, or an aggregate of 52.2% of consolidated sales.

   At December 31, 2008 and 2007, approximately 34.2% and 38.1% of accounts receivable were from trade transactions with the aforementioned customers.

30.   Related Party Transactions

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

Related sales and purchases: During the years ended December 31, 2008 and 2007, the joint-ventures entered into related party transactions with companies with common directors as shown below:

Merchandise Sold to Related Parties

	Years ended December 31,
	2008	2007
Xiamen Joylon	$2,143,418	$5,020,465
Shanghai Fenglong	166,885	452,044
Jiangling Yude	2,365,107	-
Total	$4,675,410	$5,472,509

Materials Purchased from Related Parties

	Years ended December 31,
	2008	2007
Xiamen Joylon	$9,547	$2,157
Shanghai Fenglong	136,990	144,333
Jiangling Tongchuang	5,485,206	4,032,771
Jingzhou Tongyi	285,347	225,451
Jingzhou Tongying	1,984,854	953,796
Hubei Wiselink	-	114,087
Total	$7,901,944	$5,472,595

Technology Purchased from Related Parties

	Years ended December 31,
	2008	2007
Changchun Hualong	$321,892	$479,452

Equipment Purchased from Related Parties

	Years ended December 31,
	2008	2007
Hubei Wiselink	$3,031,072	$1,015,493

Purchase of 35.5% equity interest in Jinzhou Henglong (refer to note 20)

Related receivables, advance payments and account payable: As at December 31, 2008 and 2007, accounts receivables, advance payments and account payable between the Company and related parties are as shown below:

Due from Related Parties

	December 31,
	2008	2007
Xiamen Joylon	$1,077,659	$1,704,571
Shanghai Fenglong	207,451	164,909
Total	$1,285,110	$1,869,480

Other Receivables from Related Parties

	December 31,
	2008	2007
Jiangling Tongchuang	$3,511	$3,288
Jingzhou Derun	-	22,472
WuHan Dida	141,560	93,925
Jiulong Material	534,369	519,141
Changchun Hualong	224,234	—
Total	$903,674	$638,826

Other receivables from related parties are primarily unsecured demand loans, with no stated interest rate or due date.

On December 31, 2008 and 2007, with the exception of the receivable from the investee of Jiulong，Jiulong Material，of $534,309 and $519,141, which were fully recorded in the allowance for doubtful accounts, the Company believes that all other receivables are collectible, as the related parties are in good financial condition and are paying their payables to Company pursuant to the terms of their respective contracts.

Due to Related Parties

	December 31,
	2008	2007
Xiamen Joylon	$-	$3,007
Shanghai Tianxiang	609,675	570,806
Shanghai Fenglong	38,063	1,007
Jiangling Tongchuang	206,039	287,292
Hubei Wiselink	159,482	146,658
Jingzhou Tongyi	17,377	33,859
Jingzhou Tongying	67,006	92,188
Total	$1,097,642	$1,134,817

Advanced Equipment Payment to Related Parties

	Years ended December 31,
	2008	2007
Hubei Wiselink	$2,473,320	$1,560,378

Advanced Expenses and Others to Related Parties

	Years ended December 31,
	2008	2007
Jingzhou Tongyi	$-	$54,799
Jingzhou Tongying	9,374	524
Total	$9,374	$55,323

31. Commitments and Contingencies

Legal Proceedings - The Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The following table summarizes the Company‘s major contractual payment obligations and commitments as of December 31, 2008:

	Payment Obligations by year
	2009	2010	2011	2012	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$110,000	$-	$—	$330,000
Obligations for purchasing agreements	5,861,113	912,214	—	—	—	6,773,327
Total	$5,971,113	$1,022,214	$110,000	$-	$—	$7,103,327

Government subsidies represent refunds by the Chinese Government of interest paid to banks by companies entitled to such subsidies. This applies only to interest on loans related to production facilities expansion, capability increase and quality enhancement. Commencing in 2005 and 2006, the Company had used this type of special loan to improve its production lines. The expansion was completed and began to operate at the end of 2006 and 2007. During 2008 and 2007, the Chinese Government sent experts to review and assess the Company’s usage of its improved production facilities on site to confirm that the Company’s improvements had achieved its goals and thereby qualify for the subsidy. The Company recorded the refunded interest related to the achievement of its goals into Other income, and refunded interest where goals were not achieved into advances payable.

32. Off-Balance Sheet Arrangements

At December 31, 2008 and 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

33. Subsequent Events

Since the Company’s stock Weighted Average Price for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187, which is less than 45% of the Conversion Price in effect of the Issuance Date, as adjusted, the “WAP Default”, the Convertible Debt holder shall have the right, at its sole discretion, to require that the Company redeem all or any portion of the Convertible Debt by delivering written redemption notice to the Company within five (5) business days after the receipt of the Company’s notice of the WAP Default. On March 17, 2009, the Company delivered the WAP Default notice to the Convertible Debt holders.  Since the Company has not received any notice from YA Global Investments, L.P. as of March 24, 2009, its redemption rights under such WAP Default has lapsed. On March 23, 2009, the Company received a letter from the joint and several provisional liquidator acting on behalf of Lehman Brothers Commercial Corporation Asia Limited, “LBCCA Liquidator”, requesting that it be granted an extension of time until April 24, 2009 to obtain legal advice and to consider its rights under the Convertible Debt. The Company has granted an extension to April 15, 2009. Although the LBCCA Liquidator has not given the Company any notice of redemption yet, it may exercise its discretionary right of early redemption on any date that is no earlier than ninety (90) days after it delivers the written redemption notice to the Company, so long as it delivers such notice on or before April 15, 2009.

34. Segment reporting

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

During the year ended December 31, 2008 and 2007, the Company had nine product sectors, five of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering (Henglong), power steering (Jiulong), power steering (Shenyang), power pumps (Zhejiang), and power steering (Wuhu). The other four sectors which were established in 2005, 2006 and 2007 respectively, engaged in the production and sales of sensor modular (USAI), electronic power steering (Jielong), power steering (Hengsheng), and provider of after sales and R&D services (HLUSA). Since the revenues, net income and net assets of these four sectors are less than 10% of its segment in the consolidated financial statements, the Company incorporated these four sectors into “other sectors”.

The Company’s product sectors information is as follows:

For the year ended December 31, 2008

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other Sectors	Other (a)	Total
Revenue
Net product sales – external	$65,903,560	$40,457,552	$21,360,581	$15,094,357	$19,953,632	$409,604	$—	$163,179,286
Net product sales – internal	27,088,095	2,250,714	3,646,916	684,098	-	491,871	(34,161,694)	-
Gain on other sales and other income – external	317,477	73,819	156,743	33,930	134,472	21,217	(3,595)	734,063
Total revenue	$93,309,132	$42,782,085	$25,164,240	$15,812,385	$20,088,104	$922,692	$(34,165,289)	$163,913,349
Depreciation and amortization	4,575,115	2,569,716	701,120	1,147,517	401,379	416,957	113,188	9,924,992
Net income (loss)	11,989,130	286,376	1,464,617	1,394,015	(369,090)	(816,921)	(1,512,886)	12,435,241
Total assets	107,998,822	46,541,107	23,460,621	23,907,010	10,068,515	18,714,486	856,427	231,546,988
Capital expenditures	$2,277,253	$3,407,505	$269,207	$501,557	$716,239	$5,199,172	$10,000,000	$22,370,933

For the year ended December 31, 2007

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other Sectors	Other (a)	Total
Revenue
Net product sales – external	$45,612,058	$35,774,010	$19,787,916	$13,828,252	$18,495,678	$99,089	$—	$133,597,003
Net product sales – internal	30,487,995	3,151,173	3,696,888	142,185	-	-	(37,478,241)	-
Gain on other sales and other income – external	419,814	115,472	70,879	5,973	5,595	(18,831)	(6,290)	592,612
Total revenue	$76,519,867	$39,040,655	$23,555,683	$13,976,410	$18,501,273	$80,258	$(37,484,531)	$134,189,615
Depreciation and amortization	3,594,199	1,897,886	531,033	848,534	176,952	197,311	103,631	7,349,546
Net income (loss)	6,154,185	3,105,196	2,121,008	1,415,060	(942,270)	(755,821)	(2,237,452)	8,859,906
Total assets	82,336,597	43,072,284	22,360,047	19,432,066	10,469,583	7,279,420	(1,965,310)	182,984,687
Capital expenditures	$3,845,364	$2,283,801	$1,288,001	$2,127,630	$1,702,612	$3,022,829	$—	$14,270,237

(a)	Other includes activity at the corporate level, unrealized income between product companies (sectors), and elimination of inter-sector transactions.

EXHIBIT INDEX

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123.)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002.)

10.1
Registration Rights Agreement dated March 20, 2006 between the Company and Cornell Capital Partners, LP (incorporated by reference to the Company’s Form S-3 Registration Statement (File No. 333 - 133331) filed on April 17, 2006)

10.2
Investor Registration Rights Agreement dated March 20, 2006 between the Company and Cornell Capital Partners, LP. (incorporated by reference to the Company’s Form S-3 Registration Statement (File No. 333 - 133331) filed on April 17, 2006)

10.3
Warrant to purchase 86,806 shares of common stock at $14.40 per share, issued to Cornell Capital Partners, LP. (incorporated by reference to the Company’s Form S-3 Registration Statement (File No. 333 - 133331) filed on April 17, 2006 )

10.4
Warrant to purchase 69,444 shares of common stock at $18.00 per share, issued to Cornell Capital Partners, LP. (incorporated by reference to the Company’s Form S-3 Registration Statement (File No. 333 - 133331) filed on April 17, 2006 )

10.5
Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10Q Quarterly Report on May 10, 2006 )

10.6
Securities Purchase Agreement dated February 1, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.7	Securities Purchase Agreement dated February 15, 2008 between the Company and the investors. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.8
Escrow Agreement dated February 15, 2008 among us, U.S. Bank National Association, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.

10.9
Registration Rights Agreement dated February 15, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.10
Senior Convertible Note dated February 15, 2008 in the original principal amount of $8,571,429 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.11
Senior Convertible Note dated February 15, 2008 in the original principal amount of $6,428,571 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.12
Senior Convertible Note dated February 15, 2008 in the original principal amount of $15,000,000 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.13
Closing Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.14
Escrow Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.15
Senior Convertible Note dated February 15, 2008 in the original principal amount of $1,428,571 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.16
Senior Convertible Note dated February 15, 2008 in the original principal amount of $1,071,429 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.17
Senior Convertible Note dated February 15, 2008 in the original principal amount of $2,500,000 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.18
Closing Warrant to purchase 94,133 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.19
Escrow Warrant to purchase 94,133 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.20	Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed on April 2, 2008)

21	Schedule of Subsidiaries*

23	Consent of Schwartz Levitsky Feldman LLP., Independent Registered Public Accountant Firm*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*