Form 10-Q
period 2009-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2009-05-12
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of March 31, 2009, the Company had 26,983,244 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.
INDEX

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2009	2008
Net product sales, including $559,011 and $2,051,082 to related parties at March 31, 2009 and 2008	$44,697,446	$41,467,043
Cost of product sold, including $2,126,737 and $1,952,390 purchased from related parties at March 31, 2009 and 2008	32,499,615	29,254,673
Gross profit	12,197,831	12,212,370
Add: Gain on other sales	66,879	134,190
Less: Operating expenses-
Selling expenses	2,359,166	2,475,341
General and administrative expenses	1,801,702	1,616,150
R&D expenses	439,922	175,678
Depreciation and amortization	571,413	1,294,727
Total Operating expenses	5,172,203	5,561,896
Income from operations	7,092,507	6,784,664
Add: Other income, net (note 22)	-	199,459
Financial income (expenses) net (note 23)	(439,480)	20,693
Gain (loss) on change in fair value of derivative (note 24)	(1,560,848)	-
Income before income taxes	5,092,179	7,004,816
Less: Income taxes (note 25)	1,449,670	824,395
Net income	3,642,509	6,180,421
Net income attributable to noncontrolling interests	1,383,697	1,750,247
Net income attributable to common shareholders	2,258,812	4,430,174
Net income per common share-
Basic and diluted (note 2)	$0.08	$0.18
Weighted average number of common shares outstanding –
Basic	26,983,244	23,959,702
Diluted	31,947,823	25,936,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2009	2008
Net income	$3,642,509	$6,180,421
Other comprehensive income:
Foreign currency translation gain (loss)	(14,579)	3,311,329
Comprehensive income	$3,627,930	$9,491,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,585,291	$37,113,375
Pledged cash deposits (note 3)	7,840,724	6,739,980
Accounts and notes receivable, net, including $1,583,182 and $1,285,110 from related parties at March 31, 2009 and December 31, 2008 (note 4)	103,671,922	96,424,856
Advance payments and other, including $349,320 and $9,374 to related parties at March 31, 2009 and December 31, 2008	2,221,351	1,442,614
Inventories (note 6)	27,945,742	26,571,755
Total current assets	$179,265,030	$168,292,580
Long-term Assets:
Property, plant and equipment, net (note 7)	$55,945,266	$51,978,905
Intangible assets, net (note 8)	745,474	504,339
Other receivables, net, including $743,209 and $903,674 from related parties at March 31, 2009 and December 31, 2008 (note 5)	1,439,303	1,349,527
Advance payments for property, plant and equipment, including $1,442,579 and $2,473,320 to related parties at March 31, 2009 and December 31, 2008	4,659,474	6,459,510
Long-term investments	78,995	79,010
Deferred income tax assets (note 9)	2,270,161	2,383,065
Total assets	$244,403,703	$231,046 ,936
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans (note 10)	$5,120,028	$7,315,717
Accounts and notes payable, including $1,522,755 and $1,097,642 to related parties at March 31, 2009 and December 31, 2008 (note 11)	66,304,165	59,246,043
Convertible notes payable, net, including discount of convertible note payable at March 31, 2009 (note 12)	33,044,424	32,922,077
Derivative liabilities (note 13)	3,065,422	1,502,597
Customer deposits	516,736	236,018
Accrued payroll and related costs	2,805,411	2,715,116
Accrued expenses and other payables(note 14)	13,066,626	12,460,784
Accrued pension costs (note 15)	3,714,541	3,806,519
Taxes payable (note 16)	9,495,915	5,717,438
Amounts due to shareholders/directors (note 17)	337,272	337,370
Total current liabilities	$137,470,540	$126,259,679
Long-term liabilities:
Advances payable (note 18)	233,679	234,041
Total liabilities	$137,704,219	$126,493,720
Related Party Transactions and balances (note 27)
Commitments and contingencies (note 28）
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares Issued and outstanding – None	$—	$-
Common stock, $0.0001 par value - Authorized - 80,000,000 Shares Issued and Outstanding - 26,983,244 shares at March 31, 2009 and December 31, 2008 (note 19)	2,698	2,698
Additional paid-in capital (note 19)	27,148,206	27,148,206
Retained earnings-
Appropriated	7,702,835	7,525,777
Unappropriated	38,108,270	36,026,516
Deferred stock compensation (note 20)	(500,052)	(500,052)
Accumulated other comprehensive income	11,117,342	11,127,505
Non-controlling interests (note 21)	23,120,185	23,222,566
Total stockholders' equity	$106,699,484	$104,553,216
Total liabilities and stockholders' equity	$244,403,703	$231,046,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Period Ended March 31, 2009 (unaudited) and December 31, 2008

	Common Stock		Additional	Retained Earnings		Deferred	Accumulated Other
	Shares	Par value	Paid-in Capital	Appropriated	Unappropriated	stock Compensation	Comprehensive Income (Loss)	Non-controlling interests	Total
Balance at December 31, 2007	23,959,702	$2,396	$30,125,951	$7,525,777	$23,591,275	$—	$5,989,463	$23,166,270	$90,401,132
Net income for the year ended December 31, 2008	—	—	—	—	12,435,241	—	—	5,071,408	17,506,649
Foreign currency translation gain	—	—	—	—	—	—	5,138,042	1,432,977	6,571,019
Capital contribution								745,723	745,723
Issuance of common stock	3,023,542	302	22,089,698	—	—	—	—	—	22,090,000
Issuance of stock options to independent directors and management	-	-	845,478	—	—	(500,052)	—	—	345,426
Payment for acquisition of 35.5% Henglong’s equity	-	-	(25,912,921)	—	—	—	—	(6,177,079)	(32,090,000)
Dividend distribution								(1,016,733)	(1,016,733)
Balance at December 31, 2008	26,983,244	$2,698	$27,148,206	$7,525,777	$36,026,516	$(500,052)	$11,127,505	$23,222,566	$104,553,216
Net income for the year ended March 31, 2009	—	—	—	—	2,258,812	—	—	1,383,697	3,642,509
Foreign currency translation gain (loss)							(10,163)	(4,416)	(14,579)
Dividend distribution				177,058	(177,058)	—		(1,481,662)	(1,481,662)
Balance at March 31, 2009	26,983,244	$2,698	$27,148,206	$7,702,835	$38,108,270	$(500,052)	$11,117,342	$23,120,185	$106,699,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$3,642,509	$6,180,421
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,026,816	2,315,922
Allowance for doubtful accounts (Recovered)	(650,590)	(632,095)
Deferred income taxes assets	112,451	(109,320)
Amortization for discount of convertible note payable	122,347	99,449
(Gain) loss on change in fair value of derivative	1,560,848	-
Other operating adjustments	(1,234)	(16,769)
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	(1,102,026)	(596,632)
Accounts and notes receivable	(6,482,746)	(10,110,607)
Advance payments and other	(779,329)	(1,388,073)
Inventories	(1,379,040)	(1,674,877)
Accounts and notes payable	7,069,389	5,328,884
Customer deposits	280,763	(19,651)
Accrued payroll and related costs	90,811	(93,253)
Accrued expenses and other payables	690,931	(29,553)
Accrued pension costs	(91,254)	253,894
Taxes payable	3,779,564	218,004
Net cash provided by (used in) operating activities	$8,890,210	$(274,256)
Cash flows from investing activities:
(Increase) decrease in other receivables	(111,395)	(427,014)
Cash received from equipment sales	34,020	-
Cash paid to acquire property, plant and equipment	(4,296,391)	(2,999,504)
Cash paid to acquire intangible assets	(292,573)	(99,672)
Net cash (used in) investing activities	$(4,666,339)	$(3,526,190)
Cash flows from financing activities:
(Decrease) in proceeds from bank loans	(2,194,298)	(712,353)
Dividends paid to the non-controlling interest holders of Joint-venture companies	(1,550,637)	(712,352)
(Decrease) in amounts due to shareholders/directors	-	(70,294)
Proceeds from issuance of convertible note payable	-	35,000,000
Net cash provided by (used in) financing activities	$(3,744,935)	$33,505,001
Cash and cash equivalents effected by foreign currency	$(7,020)	$770,308
Net increase in cash and cash equivalents	471,916	30,474,863
Cash and cash equivalents at beginning of period	37,113,375	19,487,159
Cash and cash equivalents at end of period	$37,585,291	$49,962,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Three Months Ended March 31,
	2009	2008
Cash paid for interest	$702,501	$257,083
Cash paid for income taxes	$294,494	$547,541

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Three Months Ended March 31,
	2009	2008

Transfer and assign a 35.5% equity interest in Henglong by non-controlling interest holders of Joint-venture companies	$—	$(6,177,079)
Difference between the book value of and consideration paid for the 35.5% equity interest of Henglong	—	(25,912,921)
Liabilities in connection with acquisition of 35.5% Henglong equity	—	32,090,000
Issuance of a warrant to purchase common stock	—	405,007
Derivative liabilities	—	3,972,068
Additional warrant of common stock and derivative liabilities for issuance of Convertible Notes are considered as discount of Convertible Notes.	—	(4,377,075)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2009 and 2008

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

 The Company owns the following aggregate net interests in eight Sino-foreign joint ventures organized in the PRC as of  March 31, 2009  and 2008.

	Percentage Interest
Name of Entity	March 31, 2009	March 31, 2008
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	83.34%	75.90%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	100.00%

Jiulong was established in 1993 and mainly engaged in the production of integral power steering gear for heavy-duty vehicles.

Henglong was established in 1997 and mainly engaged in the production of rack and pinion power steering gear for cars and light duty vehicles.

On March 31, 2008, the Company’s wholly-owned subsidiary,  Genesis, and Wiselink Holdings Limited, “Wiselink”, both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, the “Henglong Agreement”, pursuant to which Wiselink transferred and assigned its 35.5% equity interest in Jingzhou Henglong, one of the Company’s currently consolidated subsidiaries, to Genesis for a total consideration of US$32,090,000. The Company now holds an 80% equity interest in Jingzhou Henglong.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the three months ended March 31, 2009 and 2008, the accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The subsidiaries include eight Sino-foreign Joint-ventures mentioned in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

The calculations of diluted income per share were:

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income attributable to common shareholders	$2,258,812	$4,430,174
Add: interest expenses of convertible notes payable	284,375	131,250
Add: Amortization for discount of convertible notes payable	122,347	99,449
	$2,665,534	$4,660,873
Denominator:
Weighted average shares outstanding	26,983,244	23,959,702
Effect of dilutive securities	4,964,579	1,976,798
	31,947,823	25,936,500
Net income per common share- diluted	$0.08	$0.18

During the three months ended March 31, 2009, the options and warrants outstanding have not been included in the computation of diluted income per share, except the options issued on December 10, 2008, because such inclusion would have had an anti-dilutive effect. The shares issuable upon conversion of Convertible Notes have been included in the computation.

Stock-Based Compensation - The Company may periodically issue shares of common stock for services rendered or for financing costs. Such shares will be valued based on the market price on the transaction date. The Company may periodically issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 411,350 stock options under this plan, and there remain 1,788,650 stock options issuable in the future. As of March 31, 2009, the Company had 388,850 stock options outstanding.

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

Fair Value Measurements - Effective January 1, 2008, the Company adopted the provisions of FAS 157, Fair Value Measurements, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of FAS 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No.157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Noncontrolling Interests in Consolidated Financial Statements - In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51." The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing additional accounting and reporting standards. Effective January 1, 2009, the Company adopted the provisions of SFAS No. 160, the noncontrolling interests are reported in the equity currently.

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the three months ended March 31, 2009 and 2008 respectively.

The consolidated balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company’s management believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

3. Pledged cash deposits
Pledged as guarantee for its notes payable, the Company regularly pays some of its suppliers by bank notes. The Company has to deposit a cash deposit, equivalent to 10%- 40% of the face value of the relevant bank note, at a bank in order to obtain the bank note.

4. Accounts and notes receivable

The Company’s accounts receivable at March 31, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
Accounts receivable	$68,262,886	$60,345,494
Notes receivable	39,535,923	40,989,840
	107,798,809	101,335,334
Less: allowance for doubtful accounts	(4,126,887)	(4,910,478)
Balance at the end of the period	$103,671,922	$96,424,856

Notes receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The activity in the Company’s allowance for doubtful accounts during the three months ended March 31, 2009 (unaudited) and the year ended December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
Balance at beginning of period	$4,910,478	$3,827,838
Amounts provided (recovered) during the period	(782,657)	841,078
Foreign currency translation gain (loss)	(934)	241,562
Balance at the end of the period	$4,126,887	$4,910,478

5. Other receivables

The Company’s other receivables at March 31, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
Other receivables	$2,120,379	$2,009,364
Less: allowance for doubtful accounts	(681,076)	(659,837)
Balance at the end of the period	$1,439,303	$1,349,527

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.

The activity in the Company’s allowance for doubtful accounts of other receivable during the three months ended March 31, 2009 (unaudited) and the year ended December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
Balance at beginning of the period	$659,837	$652,484
Amounts provided (recovered) during the period	21,365	(41,264)
Foreign currency translation gain (loss)	(126)	48,617
Balance at the end of the period	$681,076	$659,837

6. Inventories

The Company’s inventories at March 31, 2009 (Unaudited) and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Raw materials	$9,208,125	$8,354,397
Work in process	5,360,423	4,466,720
Finished goods	14,858,819	14,826,961
	29,427,367	27,648,078
Less: provision for loss	(1,481,625)	(1,076,323)
Balance at the end of the period	$27,945,742	$26,571,755

7. Property, plant and equipment

The Company’s property, plant and equipment at March 31, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
Land use rights and buildings	$28,392,392	$27,416,977
Machinery and equipment	58,379,200	54,405,700
Electronic equipment	4,699,878	4,356,475
Motor vehicles	2,471,452	2,641,378
Construction in progress	1,307,843	1,007,415
	95,250,765	89,647,945
Less: Accumulated depreciation	(39,305,499)	(37,669,040)
Balance at the end of the period	$55,945,266	$51,978,905

Depreciation charge for the three months ended March 31, 2009 and the year ended December 31, 2008 are $1,975,474 and $9,672,948 respectively.

8. Intangible assets

The activities in the Company’s intangible asset account at March 31, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
Balance at beginning of period	$504,339	$589,713
Add: additions during the period–
Patent technology	292,573	-
Management software license	-	125,550
Foreign currency translation gain (loss)	(96)	41,120
	796,816	756,383
Less: Amortization at end of the period	(51,342)	(252,044)
Balance at the end of the period	$745,474	$504,339

9. Deferred Income Tax Assets

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

The components of estimated deferred income tax assets at March 31, 2009 (unaudited) and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
Losses carryforward (U.S.)	$3,190,727	$2,300,322
Losses carryforward (PRC)	390,461	287,285
Product warranties and other reserves	1,707,356	1,737,052
Property, plant and equipment	2,507,972	2,471,716
Bonus accrual	217,033	297,208
Other	115,187	154,348
	8,128,736	7,247,931
Valuation allowance *	(5,858,575)	(4,864,866)
Total deferred tax assets	$2,270,161	$2,383,065

*As of March 31, 2009, valuation allowance was $5,858,575, including $3,190,727 and $2,667,848 allowance for the Company’s deferred tax assets in the U.S. and  allowance for the Company’s non-U.S. deferred tax assets. As of  December 31, 2008, valuation allowance was $4,864,866, including $2,300,322 allowance for the Company’s deferred tax assets in the U.S. and $2,564,544 allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the U.S., the management believes that the deferred tax assets in the U.S are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be utilized to offset future taxable income.

10. Bank loans

At March 31, 2009, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $5,120,028, with weighted average interest rate at 6.14% per annum. These loans are secured with some of the property and equipment of the Company, and are repayable within one year.

At December 31, 2008, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $7,315,717, with weighted average interest rate at 6.17% per annum. These loans are secured with some of the property and equipment of the Company and are repayable within one year.

11. Accounts and notes payable

The Company’s accounts and notes payable at March 31, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
Accounts payable	$43,857,187	$38,595,446
Notes payable	22,446,978	20,650,597
Balance at the end of the period	$66,304,165	$59,246,043

Notes payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits, notes receivable and certain property plant and machinery to secure trade financing granted by banks.

12. Convertible notes payable

In February 2008, the Company sold to two accredited institutional investors $35 million of convertible notes, the "Convertible Notes", with a scheduled maturity date of February 15, 2013. The Convertible Notes, including any accrued but unpaid interest, are convertible into common shares of the Company at a conversion price of $8.8527 per share, subject to adjustment upon the occurrence of certain events.

The Convertible Notes bear annual interest rates of 3%, 3.5%, 4%, 4.5% and 5% for each year of 2008, 2009, 2010, 2011 and 2012. The interest on the Convertible Notes shall be computed commencing from the issuance date and will be payable in cash in arrears semi-annually on January 15, and July 15 of each year with the first interest payable date being July 15, 2008. From and after the occurrence and during the continuance of an Event of Default defined in the relevant Convertible Note agreements, the interest rate then in effect shall be increased by two percent (2%) until the event of default is remedied.

The holders of the Convertible Notes will be entitled to convert any portion of the conversion amount into shares of common stock at the conversion price at any time or times on or after the thirtieth (30th) day after the issuance date and prior to the thirtieth (30th) Business Day prior to the expiry date of the Convertible Notes. A damage penalty will be paid if share certificates are not delivered timely after any conversion.

The Company will have the right to require the Convertible Note holders to convert all or any portion of the conversion amount then remaining under the Convertible Note obligation into shares of common stock, “ Mandatory Conversion”, if at any time during a six-month period, the beginning day of each such six-month period, a “Mandatory Conversion Period Start Date”, the arithmetic average of the weighted average price of the common stock for a period of at least thirty (30) consecutive trading days following the Mandatory Conversion Period Start Date equals or exceeds the percentage of $8.8527 set forth in the chart below as applicable to the indicated six month period:

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

The Company will not effect any conversion of the Convertible Notes, and each holder of the Convertible Notes will not have the right to convert any portion of the Convertible Notes to the extent that after giving effect to such conversion, such holders would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.

The Company will not effect a Mandatory Conversion of more than twelve percent (12%) of the original principal amount of the Convertible Notes, with the applicable accrued but unpaid interest, in any six month period or twenty-four percent (24%) of the original principal amount of the Convertible Notes, with the applicable accrued but unpaid interest, in any twelve (12) month period.

Upon the occurrence of an event of default with respect to the Convertible Notes, the Convertible Note holders may require the Company to redeem all or any portion of the Convertible Notes. Each portion of the Convertible Notes subject to redemption by the Company will be redeemed by the Company at a price equal to the sum of (i) the conversion amount to be redeemed and (ii) the Other Make Whole Amount. The “Other Make Whole Amount” will mean a premium to the conversion amount such that the total amount received by the Convertible Note holder upon redemption represents a gross yield to the Convertible Note holders on the original principal amount as of the redemption date equal to thirteen percent (13%), with interest computed on the basis of actual number of days elapsed over a 360-day year. The events of default includes the Company’s failure to cure a conversion failure by delivery of the required number of shares of Common Stock, the Company’s failure to pay to the Convertible Note holder any amount of principal, interest, late charges or other amounts when and as due under the Convertible Notes and other events as defined in the Convertible Note agreements.

Upon the consummation of a change of control as defined in the Convertible Note agreements, the Convertible Note holder may require the Company to redeem all or any portion of the Convertible Notes. The portion of the Convertible Notes subject to redemption shall be redeemed by the Company in cash at a price equal to the sum of the conversion amount of being redeemed and the Other Make Whole Amount as defined above.

On each of February 15, 2010 and February 15, 2011, the Convertible Note holders will have the right, in their sole discretion, to require that the Company redeem the Convertible Notes in whole but not in part, by delivering written notice thereof to the Company. The portion of this Convertible Note subject to redemption pursuant to this annual redemption right will be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Annual Redemption Make Whole Amount. The “Annual Redemption Make Whole Amount” will mean a premium to the conversion amount such that the total amount received by the Convertible Note holder upon any annual redemption represents a gross yield on the original principal amount of eleven percent (11%), with interest computed on the basis of actual number of days elapsed over a 360-day year.

In the event that the Company has not completed the necessary filings to list the conversion shares on its principal market by the date that is ninety (90) days after the issuance date or has not so listed the conversion shares by the date that is ninety (90) days after the issuance date or the shares of the Company’s common stock are terminated from registration under the Securities Act of 1933, the Convertible Note holders will have the right, in its sole discretion, to require that the Company redeem all or any portion of the Convertible Notes. The portion of the Convertible Notes subject to redemption in connection with this listing default will be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Other Make Whole Amount as mentioned above.

At any time following February 15, 2009, if the Weighted Average Price (WAP) for twenty (20) consecutive trading days is less than 45% of the Conversion Price in effect on the Issuance Date, as adjusted, namely $3.187, the Convertible Note holder shall have the right, in its sole discretion, to require that the Company redeem all or any portion of the Convertible Notes. The portion of this Convertible Note subject to redemption in connection with the share price change of the underlying common stock will be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Other Make Whole Amount as mentioned above.

Since the Company’s stock Weighted Average Price for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187, which is less than 45% of the Conversion Price in effect of the Issuance Date, as adjusted, the “WAP Default”, each Convertible Note holder shall have the right, at its sole discretion, to require that the Company redeem all or any portion of the Convertible Notes by delivering written redemption notice to the Company within five (5) business days after the receipt of the Company’s notice of the WAP Default.

On March 17, 2009, the Company delivered two WAP Default notices to the Convertible Note holders.  On March 27, 2009, the Company received a letter from YA Global, one of the Convertible Note holders, electing to require the Company to redeem all the three Convertible Notes it held in the total principal amount of $5,000,000, together with interest, late charges, if any, and the Other Make Whole Amount as defined in Section 5(d) of the Convertible Notes. After negotiation, the Company and YA Global reached a settlement agreement on April 8, 2009 whereby the Company paid a redemption amount of $5,041,667 to YA Global and YA Global waived its entitlement to the Other Make Whole Amount.

Following the WAP Default notices, the Company received a letter from the provisional liquidator acting on behalf of Lehman Brothers Commercial Corporation Asia Limited, the “LBCCA Liquidator”, the other Convertible Note holder, requesting that it be granted an extension of time until April 24, 2009 to consider its rights under the Convertible Notes.  The Company has granted an extension to April 15, 2009.  The LBCCA Liquidator further requested another extension to April 24, 2009.  On April 24, 2009, LBCCA’s lawyers sent three Holder Redemption Notices via fax electing to redeem the entire outstanding principal of $30,000,000, together with interest, late charges, if any, and the Other Make Whole Amount, to be paid on July 23, 2009. The Company is reviewing whether the LBCCA letter, request for extension, its three Holder Redemption Notices and other matters have followed the terms of the securities purchase agreement dated February 1, 2008 and the Convertible Notes and the Company will negotiate with LBCCA Liquidator to resolve this situation.

In connection with the Convertible Notes, the Company issued 1,317,864 detachable warrants, the “Warrants,” to purchase from the Company shares of common stock of the Company at the exercise price of $8.8527 per share. The Warrants are exercisable immediately and expired on February 15, 2009. The Warrants require net cash settlement in the event that there is a fundamental transaction, contractually defined as a merger, sale of substantially all assets, tender offer or share exchange. Due to this contingent redemption provision, the warrants require liability classification under SFAS 150 and must be recorded at fair value each reporting period. As of the issuance date, i.e., February 15, 2008, the fair value of warrants was $798,626, which was determined using the Black-Scholes option pricing model.

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

As indicated above, according to the terms of the convertible notes, the conversion price was reset to $7.0822 as of August 15, 2008 based on the weighted average price of the stock on that date.  In accordance with EITF 00-27, a contingency feature that cannot be measured at inception of the instrument, should be recorded when the contingent event occurs.  Therefore, on the date of the reset, the difference in the number of indexed shares prior to the reset was compared to the indexed shares subsequent to the reset and this incremental number of shares was multiplied by the commitment date stock price to determine the incremental intrinsic value that resulted from the adjustment to the conversion price.  This difference was recorded in equity as a beneficial conversion feature (“BCF”) and the related discount reduced the carrying value of the note and is being amortized over the remaining life of the instrument.

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

On the date of inception, allocation of basis in the financing arrangement to the warrants and derivative liability has resulted in an original issue discount to the face value of the convertible notes in the amount of $2,502,588, which amount is subject to amortization over the Convertible Note’s term using the effective method. As of March 31, 2009, the amortization expense balance recorded by the Company was $547,012. As the convertible note has been elected by the holders to be redeemed, the unamortized discount on the convertible note will be written off as expense on the redemption date.

13. Derivative liabilities

The Company has evaluated the convertible notes for terms and conditions that are not clearly and closely associated with the risks of the debt-type host instrument (see Note 12). Generally, such features require separation from the host contract and treatment as derivative financial instruments. Certain features, such as the conversion option, were found to be exempt. Other features, such as puts and redemption features were found to require bifurcation and recognition as derivative liabilities. These derivative liabilities are recognized initially at fair value, using forward cash-flow valuation techniques. As of February 15, 2008, the compound derivative value amounted to $1,703,962. This derivative will be adjusted to its estimated fair value at the completion of each reporting period until the debt arrangement is ultimately settled, converted or paid. As of March 31, 2009, the compound derivative value amounted to $3,065,422. The income from adjustment of fair value of compound derivative has been recorded in the income statement as gain or loss on change in fair value of derivative. (See note 12 and 24)

14. Accrued expenses and other payables

The Company’s accrued expenses and other payables at March 31, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
Accrued expenses	$2,576,652	$2,441,352
Other payables	1,586,555	1,690,046
Warranty reserves*	6,980,977	6,335,613
Dividend payable to non-controlling interest shareholders of Joint-ventures	1,922,442	1,991,796
Liabilities in connection with warrants**	-	1,977
Balance at the end of the period	$13,066,626	$12,460,784

*The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three months ended March 31, 2009 (unaudited) and the year ended December 31, 2008, the warranties activities were as follows:

	March 31, 2009	December 31, 2008
Balance at the beginning of period	$6,335,613	$4,919,491
Additions during the period-	1,294,487	5,861,782
Settlement within period, by cash or actual material	(647,918)	(4,797,457)
Foreign currency translation gain (loss)	(1,205)	351,797
Balance at end of period	$6,980,977	$6,335,613

**In connection with the Convertible Notes, the Company issued 1,317,864 of detachable warrants, “Warrants,” to purchase from the Company shares of common stock at the exercise price of $8.8527 per share, subject to adjustments upon certain events occurring. The Warrants are exercisable immediately and expired on February 15, 2009.

The exercise price or the number of shares to be converted by the Warrant will be adjusted in the event of no effective Registration Statement or delayed effectiveness of the Registration Statement. In addition, a damage penalty will be paid if the delivery of share certificates occurs upon the Warrants conversion.

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

As a result of FASB Staff Position (FSP) FAS 150-5, it appears that the warrants require liability classification due to the possible cash redemption upon the event of an all cash acquisition.The FSP clarifies that warrants that contain any redemption features, including contingent redemption features, must be recorded as liabilities and marked to fair value each reporting period. As of the issuance date, i.e, February 15, 2008, the fair value of warrants was $798,626. Such warrant liabilities will be adjusted to its estimated fair value at the completion of each reporting period until the maturity of February 15, 2009.

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

As of March 31, 2009, the fair value of warrant was $0 due to its expiration on February 15, 2009. The income from adjustment of fair value of liabilities in connection with warrants amount of gain has been recorded in the income statement as gain or loss on change in fair value of derivative. (see note 24)

15. Accrued pension costs

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

The activities in the Company’s pension account during the three months ended March 31, 2009 (unaudited) and the year ended December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
Balance at beginning of the period	$3,806,519	$3,622,729
Amounts provided during the period	628,018	2,311,049
Settlement during the period	(719,272)	(2,381,047)
Foreign currency translation gain (loss)	(724)	253,788
Balance at end of period	$3,714,541	$3,806,519

16. Taxes payable

The Company’s taxes payable at March 31, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
Value-added tax payable	$8,985,306	$6,279,089
Income tax payable	389,984	(652,865)
Other tax payable	120,625	91,214
Balance at end of the period	$9,495,915	$5,717,438

17. Amounts due to shareholders/ directors

The activities in the amounts due to shareholders/directors at March 31, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
Balance at the beginning of period	$337,370	$304,601
Increase (decrease) during the period	-	2,415
Foreign currency translation gain (loss)	(98)	30,354
Balance at end of period	$337,272	$337,370

The amounts due to shareholders/directors were unsecured, interest-free and repayable on demand.

18. Advances payable

The amounts mainly represent advances made by the Chinese government to the Company as subsidy on interest on loans related to production facilities expansion.

The balances are unsecured, interest-free and will be repayable to the Chinese government if the usage of such advance does not continue to qualify for the subsidy (see notes 22).

19. Share Capital and Additional paid-in capital

 The activities in the Company’s share capital and additional paid-in capital account during the three months ended March 31, 2009 and the year ended December 31, 2008 are summarized as follows:

	Share Capital
	Shares	Par Value	Additional paid-in
Balance at December 31, 2007	23,959,702	$2,396	$30,125,951
Issuance of common stock*	3,023,542	302	22,089,698
Decrease in additional paid-in capital in connection with Henglong equity acquisition **	-	-	(25,912,921)
Issuance of stock options to independent directors and management***	-	$-	$845,478
Balance at December 31, 2008 and March 31, 2009	26,983,244	$2,698	$27,148,206

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

***In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 411,350 stock options under this plan, and there remain 1,788,650 stock options issuable in future. As of March 31, 2009, the Company had 388,850 stock options outstanding.

The Company issued 312,350 common stock options to independent directors and management, and the fair value of the options at the grant date was $845,478, for the year of 2008, which was calculated based on Black-Scholes option pricing model. The fair value was credited in additional paid-in capital, debited in operating expenses using straight line method over the expected beneficiary period. As of March 31, 2009, the Company has amortized $345,426 and the remaining 199,233 stock options, valued at $500,052, are reflected as deferred stock compensation under shareholders' equity in the balance sheet.

20. Deferred stock compensation

The Company issued 312,350 common stock options to independent directors and management, and the fair value of the options at the grant date was $845,478, for the year of 2008, which was calculated based on Black-Scholes option pricing model. As of March 31, 2009,  the Company has amortized $345,426 and the remaining 199,233 stock options, valued at $500,052, are reflected as deferred stock compensation under shareholders' equity in the balance sheet.

21. Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity at March 31, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
Balance at beginning of the period	$23,222,566	$23,166,270
Add: Additions during the period–
Income attributable to non-controlling interests	1,383,697	5,071,408
Capital Contribution from the non-controlling interest holders of Joint-venture companies	-	745,723
Less: Decreases during the period
Dividends declared to the non-controlling interest holders of Joint-venture companies	(1,481,662)	(1,016,733)
Transfer and assign equity interest in Henglong and USAI by non-controlling interest holders of Joint-venture companies*	-	(6,177,079)
Foreign currency translation gain (loss)	(4,416)	1,432,977
Balance at end of period	$23,120,185	$23,222,566

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

On January 1, 2008, the net book value of 35.5% equity of Henglong, which was transferred from non-controlling shareholders, was $6,177,079.

22. Other Income

During the three months ended March 31, 2009, there was no other income in the Company. During the three months ended March 31, 2008, other income was $199,459, mainly was Government subsidies.

Government subsidies represent refunds by the Chinese Government of interest paid to banks by companies entitled to such subsidies. This applies only to interest on loans related to production facilities expansion. The Company recorded the refunded interest which achieved its goals into Other income, and refunded interest which has not achieved its goals into advances payable.

23. Financial income (expenses)

During the three months ended March 31, 2009 (unaudited) and 2008, the Company recorded financial income (expenses) which is summarized as follows:

	Three Months Ended March 31,
	2009	2008
Interest income (expenses),net	$(288,279)	$(263,769)
Foreign exchange gain (loss), net	(14,568)	376,638
Income (loss) of note discount, net	(110)	18,036
Amortization for discount of convertible note payable	(122,347)	(99,449)
Handling charge	(14,176)	(10,763)
Total	$(439,480)	$20,693

24.Gain (loss) on change in fair value of derivative

During the three months ended March 31, 2009 (unaudited) and 2008, the Company recorded gain (loss) on change in fair value of derivative is summarized as follows:

	Three Months Ended March 31,
	2009	2008
Income from adjustment of fair value of liabilities in connection with warrants	$1,977	$-
Income (loss) from adjustment of fair value of compound derivative liabilities	(1,562,825)	-
Total	$1,560,848	$-

25. Income taxes

The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rate of 25% on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign invested enterprise. The Company’s PRC subsidiaries, which are in the stage of its enterprise income tax exemption currently, are to remain subject to enterprise fixed income tax at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

On January 1, 2007, Jiulong has used up its enterprise income tax exemption. During 2008, Jiulong was subject to enterprise income tax at a rate of 25%. During 2008, Jiulong was to be awarded the title of Advanced Technology Enterprises, and subjected to enterprise income tax at a rate of 15% for 2009.

On January 1, 1999, Henglong was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 1999, and a 50% enterprise national income tax deduction and a 100% local income tax deduction for the next nine years thereafter, from 2001 to 2009, for income tax purposes. Henglong is subject to enterprise national income tax at a rate of 15% for 2008 and 2009.

On January 1, 2003, Shenyang was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2003, a 75% enterprise national income tax deduction and a 100% local income tax deduction for the next three years thereafter, from 2005 to 2007, and a 50% enterprise national income tax deduction, from January 1, 2008, for income tax purposes and was subject to enterprise income tax at a rate of 18%. Commencing from 2009, Shenyang is subject to enterprise income tax at a rate of 20% .

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

USAI, Wuhu, Jielong and Hengsheng are at their start up stage in 2009 and 2008, accordingly, there is no assessable profit for the three months ended March 31, 2009 and 2008 subject to PRC enterprise income tax. They have an enterprise income tax exemption in 2008 and 2009, and are subject to enterprise income tax at a rate of 16.5% for the next three years thereafter, from 2010 to 2012, and a 25% enterprise national income tax for the years commencing from January 1, 2013.

No provision for Hong Kong tax is made as Genesis is an investment holding company, and has no assessable income in Hong Kong for the three months ended March 31, 2009 and 2008. The enterprise income tax of Hong Kong is 17.5%.

No provision for US tax is made as the Company has no assessable income in the US for the three months ended March 31, 2009 and 2008. The enterprise income tax of US is 35%.

26. Significant concentrations

The Company grants credit to its customers, generally on an open account basis.  The Company’s customers are all located in the PRC.

During the three months ended March 31, 2009 (unaudited), the Company’s ten largest customers accounted for 74.2% of its consolidated net sales, with each of four customers individually accounting for more than 10% of consolidated net sales, i.e. 13.8%, 11.7%, 11.1% and 10.9% individually, or an aggregate of 47.5%.  At March 31, 2009, approximately 39.7% of accounts receivable were from trade transactions with the aforementioned four customers.

During the three months ended March 31, 2008 (unaudited), the Company’s ten largest customers accounted for 67.7% of the Company’s consolidated net sales, with each of four customers individually accounting for more than 10% of consolidated net sales, i.e. 13.1%, 11.5%, 11.3% and 10.2% individually, or an aggregate of 46.1%.  At March 31, 2008, approximately 33.4% of accounts receivable were from trade transactions with the aforementioned four customers.

27. Related party transactions and balances

Related party transactions with companies with common directors are as follows:
Related sales (unaudited):

	Three Months Ended March 31,
	2009	2008
Merchandise Sold to Related Parties	$559,011	$2,051,082

Related purchases (unaudited):

	Three Months Ended March 31,
	2009	2008
Materials Purchased from Related Parties	$2,126,737	$1,952,390
Technology Purchased from Related Parties	43,886	-
Equipment Purchased from Related Parties	1,076,335	417,438
Total	$3,246,958	$2,369,828

Purchase of 35.5% equity interest in Jinzhou Henglong during the three months ended March 31, 2008 (refer to note 19)

Related receivables (March 31, 2009 unaudited):

	March 31, 2009	December 31, 2008
Accounts receivable	$1,583,182	$1,285,110
Other receivables	743,209	903,674
Total	$2,326,391	$2,188,784

Related advances (March 31, 2009 unaudited):

	March 31, 2009	December 31, 2008
Advanced Equipment Payment to Related Parties	$1,442,579	$2,473,320
Advanced Expenses and Others to Related Parties	349,320	9,374
Total	$1,791,899	$2,482,694

 Related payables (March 31, 2009 unaudited)

	March 31, 2009	December 31, 2008
Accounts payable	$1,522,755	$1,097,642

These transactions were consummated under similar terms as those with the Company's customers and suppliers.

28. Commitments and contingencies

Legal Proceedings - The Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The following table summarizes the Company’s major contractual payment obligations and commitments as of March 31, 2009 (unaudited):

	Payment Obligations by Period
	2009 (a)	2010	2011	2012	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$110,000	$-	$-	$330,000
Obligations for purchasing agreements	5,013,714	1,239,355	$—	$—	-	6,253,069
Total	$5,123,714	$1,349,355	$110,000	$-	$-	$6,583,069

(a) Remaining 9 months in 2009

29. Off-balance sheet arrangements

At March 31, 2009 and 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

30. Segment reporting

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

During the three months ended March 31, 2009 and 2008 (unaudited), the Company had nine product sectors, five of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering (Henglong), power steering (Jiulong), power steering (Shenyang), power pumps (Zhejiang), and power steering (Wuhu). The other four sectors which were established in 2005, 2006 and 2007 respectively, engaged in the production and sales of sensor modular (USAI), electronic power steering (Jielong), power steering (Hengsheng), and provider of after sales and R&D services (HLUSA). Since the revenues, net income and net assets of these four sectors are less than 10% of its segment in the consolidated financial statements, the Company incorporated these four sectors into “other sectors”.

The Company’s product sectors information is as follows:

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other (1)	Total
For the Three Months Ended:
31-Mar-09
Revenue
Net product sales – external	$18,075,293	$9,764,562	$6,405,993	$5,422,811	$4,828,229	$200,558	$—	$44,697,446
Net product sales – internal	8541,592	214,904	502,829	120,086	—	—	(9,379,411)	-
Gain on other sales	42,460	(13,040)	14,530	3,420	18,135	2,878	(1,504)	66,879
Total revenue	$26,659,345	$9,966,426	$6,923,352	$5,546,317	$4,846,364	$203,436	$(9,380,915)	$44,764,325
Net income	$4,865,838	$426,272	$763,816	$505,084	$(190,181)	$(336,051)	$(2,392,269)	$3,642,509
Net income attributable to non-controlling interests	973,167	80,992	229,144	247,491	(43,114)	(37,144)	(66,839)	1,383,697
Net income attributable to common shareholders	$3,892,671	$345,280	$534,672	$257,593	$(147,067)	$(298,907)	$(2,325,430)	$2,258,812

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other (1)	Total
For the Three Months Ended:
31-Mar-08
Revenue
Net product sales – external	$14,925,533	$11,269,992	$6,212,496	$3,724,796	$5,295,038	$39,188	$—	$41,467,043
Net product sales – internal	7,363,909	598,839	418,131	276,836	—	—	(8,657,715	—
Gain on other sales	105,119	(8,611)	31,323	(4,172)	12,894	(898)	(1,465)	134,190
Total revenue	$22,394,561	$11,860,220	$6,661,950	$3,997,460	$5,307,932	$38,290	$(8,659,180)	$41,601,233
Net income	$4,635,973	$806,534	$795,935	$805,012	$(275,594)	$(244,766)	$(342,673)	$6,180,421
Net income attributable to noncontrolling interests	927,195	153,240	238,781	394,456	(62,477)	(18,901)	117,953	1,750,247
Net income attributable to common shareholders	$3,708,778	$653,294	$557,154	$410,556	$(213,117)	$(225,865)	$(460,626)	$4,430,174

(1)Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

31. Subsequent events

On March 17, 2009, the Company delivered two WAP Default notices to the Convertible Note holders.  On March 27, 2009, the Company received a letter dated March 26, 2009 via fax from YA Global, one of the Convertible Note holders, electing to exercise its redemption right. On April 8, 2009, the Company and YA Global reached a settlement agreement whereby the Company paid a redemption amount of $5,041,667 to YA Global for the redemption of  three Convertible Notes it held in a total principal amount of $5,000,000 and YA Global waived its entitlement to the Other Make Whole Amount as defined in Section 5(d) of the Convertible Notes.

On April 24, 2009, the provisional liquidator acting on behalf of Lehman Brothers Commercial Corporation Asia Limited, the “LBCCA Liquidator”, the other Convertible Note holder, notified the Company to redeem the entire outstanding principal of $30,000,000, together with interest, late charges, if any, and the Other Make Whole Amount, to be paid on July 23, 2009. The Company is reviewing whether the LBCCA letter, request for extension, its three Holder Redemption Notices and other matters have followed the terms of the securities purchase agreement dated February 1, 2008 and the Convertible Notes and the Company will negotiate with LBCCA Liquidator to resolve this situation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.  Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof.  The Company undertakes no obligation to update these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.  Please see the discussion on risk factors in Item 1A of Part II of this quarterly report on Form 10-Q.

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

 The Company owns the following aggregate net interests in eight Sino-foreign joint ventures organized in the PRC as of March 31, 2009 and 2008.

	Percentage Interest
Name of Entity	March 31, 2009	March 31, 2008
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	83.34%	75.90%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	100.00%

Jiulong was established in 1993 and mainly engaged in the production of integral power steering gear for heavy-duty vehicles.

Henglong was established in 1997 and mainly engaged in the production of rack and pinion power steering gear for cars and light duty vehicles.

On March 31, 2008, the Company’s wholly-owned subsidiary, Genesis, and Wiselink Holdings Limited, “Wiselink”, both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, the “Henglong Agreement”, pursuant to which Wiselink agreed to transfer and assign its 35.5% equity interest in Jingzhou Henglong, one of the Company’s currently consolidated subsidiaries, to Genesis for a total consideration of US$32,090,000. The Company now holds an 80% equity interest in Jingzhou Henglong.

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

The Company considers an accounting estimate to be critical if:

• It requires us to make assumptions about matters that were uncertain at the time the Company was making the estimate, and

• Changes in the estimate or different estimates that the Company could have selected would have had a material impact on its financial condition or results of operations.

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
• Customers’ credit standing and financial condition

Deferred income taxes	Recoverability of deferred tax assets	The Company is required to estimate whether recoverability of the Company’s deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.
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

RESULTS OF OPERATIONS——THREE MONTHS ENDED MARCH 31, 2009 AND 2008:

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage on net sales		Change in percentage
	Three months ended March 31,		Three months ended March 31,
	2009	2008	2009 vs 2008
Net sales	100.0%	100.0%	7.8%
Cost of sales	72.7	70.5	11.1
Gross profit	27.3	29.5	(0.1)
Gain on other sales	0.1	0.3	(50.2)
Less: operating expenses
Selling expenses	5.3	6.0	(4.7)
General and administrative expenses	4.0	3.9	11.5
R & D expenses	1.0	0.4	150.4
Depreciation and amortization	1.3	3.1	(55.9)
Total operating expenses	11.6	13.4	(7.0)
Operating income	15.9	16.4	4.5
Other income	-	0.5	(100.0)
Financial income (expenses)	(1.0)	-	(2223.8)
Gain (loss) on change in fair value of derivative	(3.5)	-	-
Income before income tax	11.4	16.9	(27.3)
Income tax	3.2	2.0	75.8
Net income	8.2	14.9	(41.1)
Net income attributable to noncontrolling interest	3.0	4.2	(20.9)
Net income attributable to common shareholders	5.2%	10.7%	(49.0	) %

THREE MONTHS ENDED MARCH 31, 2009 AND 2008:

NET SALES:

Net sales were $44,697,446 for the three months ended March 31, 2009, as compared to $41,467,043 for the three months ended March 31, 2008, an increase of $3,230,403, or 7.8%.  The increase in net sales in 2009 as compared to 2008 was a result of the following factors:

(1) Increases in the income of Chinese residents and the growth of consumption led to an increase in the sales of passenger vehicles and an increase in the Company’s sales of steering gear and pumps. As a result, sales of steering gear and pumps for domestic passenger vehicles for the three months ended March 31, 2009 were $29,309,514 and $5,422,811, as compared to $26,433,067 and $3,724,796 for the same period of 2008, an increase of $2,876,447 and $1,698,015, or 10.9% and 45.6%, respectively.

(2) Influenced by global financial crisis, investments and business activities in China have decreased, which led to a decrease in sales of commercial vehicles and a decrease in the Company’s sales of steering gear and accessories. For the three months ended March 31, 2009, sales of steering gear and accessories for commercial vehicles was $9,764,562, as compared to $11,269,992 for the same period of 2008, a decrease of $1,505,429, or 13.4%.

(3) The Company has raised the technological contents in, and production efficiency of, its products as a result of technological improvement to its production lines, allowing the Company to reduce its costs and, correspondingly, its sales prices which led to increased sales volumes.

GROSS PROFIT

For the three months ended March 31, 2009, gross profit was $12,197,831, as compared to $12,212,370 for the three months ended March 31, 2008, a decrease of $14,539, or 0.1%.

The increase of sales volume contributed to an increase of $1,672,036 in gross profit, the decrease of selling prices contributed to a decrease of $2,249,826 in gross profit, while the decrease in unit cost resulted in an increase of $563,250 in gross profit.

Gross margin was 27.3% for the three months ended March 31, 2009, a decrease of 2.2% from 29.5% for the same period of 2008, primarily due to a decrease in selling price. The Company plans to take the following measures in the remaining nine months of 2009 to increase gross profit levels and to meet its yearly gross margin target of not less than 28%.

1. Reduce manufacturing costs by optimizing product design and production techniques. During 2009, the Company’s technical personnel will improve product design and production techniques to reduce wastage in the production process and improve manufacturing efficiency, thus reducing costs. The Company estimates its manufacturing costs will be reduced by 2.0% as compared to 2008 as a result of the optimized product design and production techniques.

2. Reduce purchase costs by decreasing materials price. During 2009, the Company projects to reduce materials price by 5% to 10%.

GAIN ON OTHER SALES

Gain on other sales consists of net amount retained from sales of materials and other assets. For the three months ended March 31, 2009, gain on other sales was $66,879, as compared to $134,190 for the same period of 2008, a decrease of $67,311, or 50.2%, mainly due to decreased sales of materials.

SELLING EXPENSES

Selling expenses were $2,359,166 for the three months ended March 31, 2009, as compared to $2,475,341 for the same period of 2008, a decrease of $116,175, or 4.7%. Material decreases were transportation expenses.

The decrease in transportation expenses was due to decreased gasoline price.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,801,702 for the three months ended March 31, 2009, as compared to $1,616,150 for the same period of 2008, an increase of $185,552, or 11.5%. Material increase was salaries and wages expense, as a result of the Company improved employee’s welfare in 2009.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $439,922 for the three months ended March 31, 2009, as compared to $175,678 for the three months ended March 31, 2008, an increase of $264,244, or 150.4%, as a result of the Company’s new product development and more R&D personnel involved with the new product research and development program.

DEPRECIATION AND AMORTIZATION EXPENSE

For the three months ended March 31, 2009, the depreciation and amortization expense, excluding those recorded in cost of sales, was $571,413, as compared to $1,294,727 for the three months ended March 31, 2008, a decrease of $723,314, or 55.9%, as a result of adoption of an accelerated depreciation method in previous years, so that no further depreciation has to be recorded for those fixed assets which were fully depreciated but are still in use.

INCOME FROM OPERATIONS

Income from operations was $7,092,507 for the three months ended March 31, 2009, as compared to $6,784,664 for the three months ended March 31, 2008, an increase of $307,843, or 4.5%, as a result of a decrease of $14,539, or 0.1%, in gross profit, a decrease of $67,311, or 50.2%, in gain on other sales, and a decrease of $389,693, or7.0%, in operating expenses.

OTHER INCOME

Other income was $199,459 for the three months ended March 31, 2008, primarily attributable to government subsidies. There was no such income in the same period in 2009.

Whether or not a government subsidy can be classified as other income depends on whether the company’s technological improvement has achieved its expected goal of production expansion and quality enhancement.

FINANCIAL EXPENSES

Financial expenses were $439,480 for the three months ended March 31, 2009, as compared to financial income of $20,693 for the three months ended March 31, 2008, an increase of $460,173, primarily as a result of a decrease of foreign currency exchange gain, an increase in convertible note interest expense, and an increase in convertible note discount amortization.

LOSS ON CHANGE IN FAIR VALUE OF DERIVATIVE

Loss on change in fair value of derivative was $1,560,848 for the three months ended March 31, 2009.

INCOME BEFORE INCOME TAXES

Income before income taxes was $5,092,179 for the three months ended March 31, 2009, as compared to $7,004,816 for the three months ended March 31, 2008, a decrease of $1,912,637, or 27.3%, as a result of an increase in income from operations of $307,843, a decrease in other income of $199,459, an increase in financial expenses of $460,173 and an increase in loss on change in fair value of derivative of $1,560,848.

INCOME TAXES

Income tax income was $1,449,670 for the three months ended March 31, 2009, as compared to $824,395 of income tax expenses for the three months ended March 31, 2008, an increase of $625,275, mainly because of:

1. The Company has received an income tax refund of $267,844 for domestic equipment purchased during the three months ended March 31, 2008, and there was no such tax refund for the same period of 2009.

2. Increase of income tax benefit resulted from China tax law adjustment caused a decrease in income tax by $363,862.

3. Increase of accrued valuation allowance for the deferred tax assets caused an increased in income tax by $721,293.

NET INCOME

Net income was $3,642,509 for the three months ended March 31, 2009, as compared to a net income of $6,180,421 for the three months ended March 31, 2008, a decrease of $2,537,912, or 41.1%, as a result of a decrease in income before income taxes of $1,912,637, or 27.3%, and an increase in income taxes expenses of $625,275, or 75.8%.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Minority interests in the earnings of the Sino-foreign Joint-ventures amounted to $1,383,697 for the three months ended March 31, 2009, as compared to $1,750,247 for the three months ended March 31, 2008, a decrease of $366,550, or 20.9%.

The Company owns different equity interest in eight Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these eight Sino-foreign joint ventures were consolidated in the Company’s financial statements as of March 31, 2009 and 2008. The Company records the non-controlling interests' share in the earnings of the respective Sino-foreign joint ventures for each period.

In 2009, non-controlling interest decreased significantly as compared to 2008, primarily as a result of Jiulong and Zhejiang, the Company’s Sino-foreign joint ventures, having lower net income in 2008.

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS

Net income was $2,258,812 for the three months ended March 31, 2009, as compared to a net income of $4,430,174 for the three months ended March 31, 2008, a decrease of $2,171,362, or 49.0%, mainly due to the loss in fair value of derivative.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources and use of cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and notes and internally generated cash. As of March 31, 2009, the Company had cash and cash equivalents of $37,585,291, as compared to $49,962,022 as of March 31, 2008, a decrease of $12,376,731, or 24.8%.

The Company had working capital of $41,794,491 as of March 31, 2009, as compared to $43,046,747 as of March 31, 2008, a decrease of $1,252,256, or 2.9%.

Financing activities:

For the Company’s bank loans and banker’s acceptance bill facilities, the Company’s banks require the Company to sign documents to repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, it can extend such one year facilities for another year.

The Company had bank loans maturing in less than one year of $5,120,028 and bankers’ acceptances of $22,446,978 as of March 31, 2009.

The Company currently expects to be able to obtain similar bank loans and bankers’ acceptance bills in the future if it can provide adequate mortgage security following the termination of the above mentioned agreements (See the table in section (a) Bank loan). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptance bills will be devalued by approximately $7,547,760. If the Company wishes to obtain the same amount of bank loans and banker's acceptance bills, it will have to provide $7,547,760 additional mortgages as of the mature date of such agreements (See the table in section (a) Bank loan). The Company still can obtain a reduced line of credit with a reduction of $3,465,197, which is 46% (the mortgage rates) of $7,547,760, if it cannot provide additional mortgages. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity.

On February 15, 2008, the Company issued $35,000,000 of convertible notes to Lehman Brothers Commercial Corporation Asia Limited, LBCCA, and YA Global Investments, L.P., YA Global, maturing in 5 years. According to the terms of the Senior Convertible Notes (as described in Note 12), convertible notes may be required to be repaid in cash on or prior to their maturity.  For example, Convertible Note holders are entitled to require the Company redeem all or any portion of the Convertible Notes in cash, if the Weighted Average Price (WAP) for twenty (20) consecutive trading days is less than $3.187 at any time following February 15, 2009, the “WAP Default”, by delivering written redemption notice to the Company within five (5) business days after the receipt of the Company’s notice of the WAP Default.

As a result of the recent worldwide financial turmoil, the Company’s stock’s WAP for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187. On March 17, 2009, the Company delivered two WAP Default notices to the Convertible Note holders. On March 27, 2009, the Company received a letter dated March 26, 2009 via fax from YA Global, one of the Convertible Note holders, electing to require the Company to redeem all the three Convertible Notes it held in the total principal amount of $5,000,000, together with interest, late charges, if any, and the Other Make Whole Amount as defined in Section 5(d) of the Convertible Notes. After negotiation, the Company and YA Global reached a settlement agreement on April 8, 2009 whereby the Company paid a redemption amount of $5,041,667 to YA Global and YA Global waived its entitlement to the Other Make Whole Amount.

Following the WAP Default notices, the Company received a letter from the provisional liquidator acting on behalf of LBCCA, the “LBCCA Liquidator”, requesting that it be granted an extension of time until April 24, 2009 to consider its rights under the Convertible Notes.  The Company has granted an extension to April 15, 2009.  The LBCCA Liquidator further requested another extension to April 24, 2009.  On April 24, 2009, LBCCA’s lawyers sent three Holder Redemption Notices via fax electing to redeem the entire outstanding principal of $30,000,000, together with interest, late charges, if any, and the Other Make Whole Amount, to be paid on July 23, 2009. The Company is reviewing whether the LBCCA letter, request for extension, its three Holder Redemption Notices and other matters have followed the terms of the securities purchase agreement dated February 1, 2008 and the Convertible Notes and the Company will negotiate with LBCCA Liquidator to resolve this situation.

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

(a) Bank loans

As of March 31, 2009, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Due Date	Amount available	Amount Borrowed
Comprehensive credit facilities	Bank of China	Dec-09	$8,175,954	$4,578,768
Comprehensive credit facilities	China Construction Bank	Oct-09	8,983,279	3,612,692
Comprehensive credit facilities	Shanghai Pudong Development Bank	Oct-09	7,349,342	5,256,806
Comprehensive credit facilities	Jingzhou Commercial Bank	Oct-09	11,650,317	5,354,233
Comprehensive credit facilities	Industrial and Commercial Bank of China	Sep-09	2,925,730	1,922,205
Comprehensive credit facilities	Bank of Communications Co., Ltd	Sep-09	3,335,333	2,794,072
Comprehensive credit facilities	China Merchants Bank	Sep-09	2,194,298	1,701,064
Comprehensive credit facilities	China CITIC Bank	Jul-09	6,803,265	2,347,167
Total			$51,417,518	$27,567,007

The Company may request banks to issue notes payable or bank loans within its credit line using a 364-day revolving line.

The Company refinanced its short-term debt during early 2009 at annual interest rates of 5.31% to 6.83%, and for terms of six to twelve months. Pursuant to the refinancing arrangement, the Company pledged $30,567,846 of equipment, $5,334,489 of land use rights and $3,177,816 of buildings as security for its comprehensive credit facility with the Bank of China; pledged $2,105,054 of land use rights and $11,392,532 of buildings as security for its comprehensive credit facility with Shanghai Pudong Development Bank; pledged $5,863,884 of land use rights and $7,455,433 of equipment as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; pledged $1,575,707 of land use rights and $1,064,522 of buildings as security for its comprehensive credit facility with Industrial and Commercial Bank of China; pledged $1,463,143 of accounts receivable, $7,034,062 of land use rights and $3,660,990 of buildings as security for its comprehensive credit facility with China Construction Bank; pledged $2,985,764 of land use rights and $4,252,217 of buildings as security for its comprehensive credit facility with China CITIC Bank; pledged $3,465,792 of land use rights and $1,920,101 of buildings as security for its comprehensive credit facility with China Merchants Bank; pledged $4,151,801 of land use rights and $2,341,907 of buildings as security for its comprehensive credit facility with Bank of Communications Co., Ltd.

(b) Financing from investors:

On February 15, 2008, the Company sold $30,000,000 and $5,000,000 convertible notes to Lehman Brothers Commercial Corporation Asia Limited, LBCCA, and YA Global Investments, L.P., YA Global, respectively, with a scheduled maturity date of February 15, 2013 and an initial conversion price for conversion into the Company’s common stock of $8.8527 per share.

The Company and YA Global reached a settlement agreement on April 8, 2009 whereby the Company paid a redemption amount of $5,041,667 to YA Global, which has agreed to waive its entitlement to Other Make Whole Amount as defined in Section 5(d) of the Convertible Notes.

On April 24, 2009, the provisional liquidator acting on behalf of Lehman Brothers Commercial Corporation Asia Limited, the “LBCCA Liquidator”, the other Convertible Note holder, notified the Company to redeem the entire outstanding principal of $30,000,000, together with interest, late charges, if any, and the Other Make Whole Amount, to be paid on July 23, 2009. The Company is reviewing whether the LBCCA letter, request for extension, its three Holder Redemption Notices and other matters have followed the terms of the securities purchase agreement dated February 1, 2008 and the Convertible Notes and the Company will negotiate with LBCCA Liquidator to resolve this situation.

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term bank loan	$5,120,028	$5,120,028	$—	$—	$—
Notes payable	22,446,978	22,446,978	—	—	—
Convertible notes payable	35,0000,000	35,0000,000	-	-	-
Other contractual purchase commitments, including information technology	6,583,069	5,123,714	1,349,355	110,000	—
Total	$69,150,075	$67,690,720	$1,349,355	$110,000	$—

Short-term bank loans:

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of March 31, 2009:

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of Payment	Amount Payable on Due Date
Bank of China	Working Capital	31-Oct-08	1	6.66%	Pay monthly	31-Oct-09	$2,194,298
China Construction Bank	Working Capital	29-Dec-08	1	5.31%	Pay monthly	29-Dec-09	2,925,730
Total							$5,120,028

The Company must use the loans for the purposes described in the table. If the Company fails, it will be charged a penalty interest at 100% of the specified loan rate. The Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged a compound interest at the specified rate. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of March 31, 2009, and will continue to comply with them.

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of March 31, 2009:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	Apr-09	$4,986,907
Working Capital	3-6	May-09	594,216
Working Capital	3-6	Jun-09	4,467,927
Working Capital	3-6	Jul-09	3,208,062
Working Capital	3-6	Aug-09	2,869,703
Working Capital	3-6	Sep-09	6,320,163
Total			$22,446,978

The Company must use the loan for the purposes described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment to the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of March 31, 2009, and will continue to comply with them.

The Company had approximately $6,253,069 of capital commitments as of March 31, 2009, arising from equipment purchases for expanding production capacity. The Company intends to disperse $5,013,715 in the remaining nine months of 2009 using its working capital. Management believes that it will not have a material adverse effect on the Company’s liquidity.

Cash flows:

(a) Operating activities

Net cash generated from operations during the three months ended March 31, 2009 was $8,890,210, compared with net cash $274,256 expended from the same period of 2008, an increase of $9,164,466.

Similar to the same period of 2008, the cash outflows from operating activities were primarily due to increases in accounts  receivable and inventories.

First, cash outflow increased by about $7,100,000 owing to increased accounts receivable, mainly due to increased sales in 2009 over 2008. The credit terms on sale of goods between customers and the Company generally range from 3 - 4 months, which resulted in increased accounts receivable as sales increased. This is a normal capital circulation and the Company believes that it will not have a material adverse effect on future cash flows. Second, increased inventories led to an increased cash outflow of about $1,400,000, mainly due to the Company’s intention to produce sufficient inventories to meet increasing demands in the second quarter of 2009.

(b) Investing activities

The Company expended net cash of $4,666,339 in investment activities during the three months ended March 31, 2009, and $3,526,190 during the same period of 2008.

Similar to 2008, the Company invested cash for equipment purchases and building facility to expand production to meet market needs. Cash used for equipment purchases and building facility during the three months ended March 31, 2009 and 2008 were $4,296,391 and $2,999,504, respectively.

(c) Financing activities

During the three months ended March 31, 2009, the Company expended net cash of $3,744,935 in financing activities, as compared to obtaining net cash of $33,505,001 through financing activities for the same period of 2008, a decrease of $37,249,936 as a result of the following factors:

During the three months ended March 31, 2008, the Company sold $30,000,000 and $5,000,000 of convertible notes to Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P., respectively. During the same period in 2009, there is no such financing activity.

The Company also repaid bank loans of $2,194,298 during the three months ended March 31, 2009 to save interest expenses.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2009 and 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual payment obligations and commitments as of March 31, 2009:

	Payment Obligations by Period
	2009 (a)	2010	2011	2012	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$110,000	$—	$—	$330,000
Obligations for purchasing agreements	5,013,714	1,239,355	—	—	—	6,253,069
Total	$5,123,714	$1,349,355	$110,000	$—	$—	$6,583,069

(a) Remaining 9 months in 2009

SUBSEQUENT EVENTS

On March 17, 2009, the Company delivered two WAP Default notices to the Convertible Note holders.  On March 27, 2009, the Company received a letter dated March 26, 2009 via fax from YA Global, one of the Convertible Note holders, electing to exercise its redemption right. On April 8, 2009, the Company and YA Global reached a settlement agreement whereby the Company paid a redemption amount of $5,041,667 to YA Global, for the redemption of three Convertible Notes it held in a total principal amount of $5,000,000 and YA Global waived its entitlement to the Other Make Whole Amount as defined in Section 5(d) of the Convertible Notes.

On April 24, 2009, the provisional liquidator acting on behalf of Lehman Brothers Commercial Corporation Asia Limited, the “LBCCA Liquidator”, the other Convertible Note holder, notified the Company to redeem the entire outstanding principal of $30,000,000, together with interest, late charges, if any, and the Other Make Whole Amount, to be paid on July 23, 2009. The Company is reviewing whether the LBCCA letter, request for extension, its three Holder Redemption Notices and other matters have followed the terms of the securities purchase agreement dated February 1, 2008 and the Convertible Notes and the Company will negotiate with LBCCA Liquidator to resolve this situation.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

( b )  CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II.— OTHER INFORMATION

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

The Company has no operations independent of those of Genesis and its subsidiaries, and its principal assets are its investments in Genesis and its subsidiaries.  As a result, the Company is dependent upon the performance of Genesis and its subsidiaries and will be subject to the financial, business and other factors affecting Genesis as well as general economic and financial conditions.  As substantially all of the Company’s operations are and will be conducted through its subsidiaries, the Company will be dependent on the cash flow of its subsidiaries to meet its obligations.

Because virtually all of the Company’s assets are and will be held by operating subsidiaries, the claims of its stockholders will be subordinate to all existing and future liabilities and obligations, and trade payables of such subsidiaries.  In the event of the Company’s bankruptcy, liquidation or reorganization, the Company’s assets and those of its subsidiaries will be available to satisfy the claims of its stockholders only after all of its and its subsidiaries’ liabilities and obligations have been paid in full.

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

The Company’s competitors include independent suppliers of parts, as well as suppliers formed by spin-offs from its customers, who are becoming more aggressive in selling parts to other vehicle manufacturers.  Depending on the particular product, the number of the Company’s competitors varies significantly.  Many of its competitors have substantially greater revenues and financial resources than the Company does, as well as stronger brand names, consumer recognition, business relationships with vehicle manufacturers, and geographic presence than the Company has.  The Company may not be able to compete favorably and increased competition may substantially harm its business, business prospects and results of operations.

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

The Company uses a broad range of manufactured components and raw materials in its products, including castings, electronic components, finished sub-components, molded plastic parts, fabricated metal, aluminum and steel, and resins.  Because it may be difficult to pass increased prices for these items on to the Company’s customers, a significant increase in the prices of its components and materials could materially increase the Company’s operating costs and adversely affect its profit margins and profitability.

Pricing pressure by automobile manufacturers on their suppliers may adversely affect the Company’s business and results of operations.

Recently, pricing pressure from automobile manufacturers has been prevalent in the automotive parts industry in China.  Virtually all vehicle manufacturers seek price reductions each year, including requiring suppliers to pay a “3-R Guarantees” service charge for repair, replacement and refund in an amount equal to one percent of the total amount of parts supplied.  Although the Company has tried to reduce costs and resist price reductions, these reductions have impacted its sales and profit margins.  If the Company cannot offset continued price reductions through improved operating efficiencies and reduced expenditures, price reductions will have a material adverse effect on the Company’s results of operations.

The Company’s business, revenues and profitability would be materially and adversely affected if the Company loses any of its large customers.

For the three months ended March 31, 2009, approximately 10.9% of the Company’s sales were to Zhejiang Geely Holding Co., Ltd, approximately 11.7% were to Brilliance China Automotive Holdings Limited, approximately 13.8% were to Xi’an BYD Electric Car Co., Ltd, and approximately 11.1% were to Beiqi Foton Motor Co., Ltd, the Company’s four largest customers. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

The Company may be subject to product liability and warranty and recall claims, which may increase the costs of doing business and adversely affect its financial condition and liquidity.

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

The Company is subject to environmental and safety regulations, which may increase its compliance costs and may adversely affect its results of operation.

The Company is subject to the requirements of environmental and occupational safety and health laws and regulations in China.  It cannot provide assurance that it has been or will be at all times in full compliance with all of these requirements, or that it will not incur material costs or liabilities in connection with these requirements.  Additionally, these regulations may change in a manner that could have a material adverse effect on the Company’s business, results of operations and financial condition.  The capital requirements and other expenditures that may be necessary to comply with environmental requirements could increase and become a material expense of doing business.

Non-performance by the Company’s suppliers may adversely affect the Company’s operations by delaying delivery or causing delivery failures, which may negatively affect demand, sales and profitability.

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

The Company’s ability to operate its business and implement its strategies effectively depends on the efforts of its executive officers and other key employees.  The Company depends on the continued contributions of its senior management and other key personnel.  The Company’s future success also depends on its ability to identify, attract and retain highly skilled technical staff, particularly engineers and other employees with electronics expertise, and managerial, finance and marketing personnel.  The Company does not maintain a key person life insurance policy on Mr. Hanlin Chen or Mr. Qizhou Wu.  The loss of the services of any of its key employees or the failure to attract or retain other qualified personnel could substantially harm the Company’s business.

The Company’s management controls approximately 82.9% of its outstanding common stock and may have conflicts of interest with its minority stockholders.

Members of the Company’s management beneficially own approximately 82.9% of the outstanding shares of its common stock.  As a result, these majority stockholders have control over decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders, which could result in the approval of transactions that might not maximize stockholders’ value.  Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to its management team and control the outcome of matters submitted to a vote of the holders of its common stock.  The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders. The Henglong Acquisition was a transaction involving the Company and a counterparty controlled by Mr. Hanlin Chen, the Company’s Chairman and controlling stockholder. The Company regularly engages in transactions with entities controlled by one of more of its officers and directors.

Covenants contained in the Securities Purchase Agreement and the Senior Convertible Notes may restrict the Company’s operating flexibility.

There is a limited public float of the Company’s common stock, which can result in its stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock or derivative securities.

There is a limited public float of the Company’s common stock. Of the Company’s outstanding common stock, approximately 17.1% is considered part of the public float.  The term “public float” refers to shares freely and actively tradable on the NASDAQ GlobalMarket and not owned by officers, directors or affiliates, as such term is defined under the Securities Act.  As a result of the limited public float and the limited trading volume on some days, the market price of the Company’s common stock can be volatile, and relatively small changes in the demand for or supply of the Company’s common stock can have a disproportionate effect on the market price for its common stock. This stock price volatility could prevent a securityholder seeking to sell the Company’s common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

Provisions in the Company’s certificate of incorporation and bylaws and the General Corporation Law of Delaware may discourage a takeover attempt.

Provisions in the Company’s certificate of incorporation and bylaws and the General Corporation Law of Delaware, the state in which it is organized, could make it difficult for a third party to acquire the Company, even if doing so might be beneficial to its stockholders.  Provisions of the Company’s certificate of incorporation and bylaws impose various procedural and other requirements, which could make it difficult for stockholders to effect certain corporate actions and possibly prevent transactions that would maximize stockholders’ value.

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

All of the Company’s operations are outside the United States and in China, which exposes the Company to risks, such as exchange controls and currency restrictions, currency fluctuations and devaluations, changes in local economic conditions, changes in Chinese laws and regulations, exposure to possible expropriation or other Chinese government actions, and unsettled political conditions.  These factors may have a material adverse effect on the Company’s operations or on its business, results of operations and financial condition.

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

The Company faces risks associated with currency exchange rate fluctuations; any adverse fluctuation may adversely affect its operating margins.

Although the Company is incorporated in the United States (Delaware), the majority of the Company’s current revenues are in Chinese currency.  Conducting business in currencies other than US dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on the Company’s reported operating results.  Fluctuations in the value of the US dollar relative to other currencies impact the Company’s revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses.  Historically, the Company has not engaged in exchange rate hedging activities. Although the Company may implement hedging strategies to mitigate this risk, these strategies may not eliminate its exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise requirements, external costs to implement the strategy and potential accounting implications.

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

Because the Chinese legal system is not fully developed, the Company’s and the securityholders’ legal protections may be limited.

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

10.1
Registration Rights Agreement dated March 20, 2006 between us and Cornell Capital Partners, LP (incorporated by reference to the Company’s Form S-3 Registration Statement (File No. 333 - 133331) filed on April 17, 2006)

10.2
Investor Registration Rights Agreement dated March 20, 2006 between us and Cornell Capital Partners, LP. (incorporated by reference to the Company’s Form S-3 Registration Statement (File No. 333 - 133331) filed on April 17, 2006)

10.3
Warrant to purchase 86,806 shares of common stock at $14.40 per share, issued to Cornell Capital Partners, LP. (incorporated by reference to the Company’s Form S-3 Registration Statement (File No. 333 - 133331) filed on April 17, 2006 )

10.4
Warrant to purchase 69,444 shares of common stock at $18.00 per share, issued to Cornell Capital Partners, LP. (incorporated by reference to the Company’s Form S-3 Registration Statement (File No. 333 - 133331) filed on April 17, 2006 )

10.5
Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10Q Quarterly Report on May 10, 2006 )

10.6
Securities Purchase Agreement dated February 1, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: May 12, 2009	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: May 12, 2009	By:	/s/ Jie Li
Jie Li
Chief Financial Officer