Form 10-Q
period 2009-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2009-08-12
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
  (Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
Or
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

As of June 30, 2009, the Company had 26,983,244 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.
INDEX

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,
	2009	2008
Net product sales, including $1,314,247 and $747,405 to related parties for the three months ended June 30, 2009 and 2008	$62,484,279	$46,508,340
Cost of product sold, including $2,812,741 and $2,651,000 purchased from related parties for the three months ended June 30, 2009 and 2008	43,982,547	32,045,336
Gross profit	18,501,732	14,463,004
Add: Gain on other sales	172,747	117,710
Less: Operating expenses-
Selling expenses	3,816,301	2,936,835
General and administrative expenses	2,246,330	4,151,633
R&D expenses	444,226	563,295
Depreciation and amortization	507,341	1,451,064
Total Operating expenses	7,014,198	9,102,827
Income from operations	11,660,281	5,477,887
Add: Other income, net (note 22)	-	-
Financial income (expenses) net (note 23)	(478,228)	(459,140)
Gain (loss) on change in fair value of derivative (note 24)	(977,435)	995,153
Income before income taxes	10,204,618	6,013,900
Less: Income taxes (note 25)	1,474,618	(415,458)
Net income	$8,730,000	$6,429,358
Net income attributable to noncontrolling interests	2,653,651	1,685,003
Net income attributable to common shareholders	$6,076,349	$4,744,355
Net income per common share-
Basic	$0.23	$0.19
Diluted (note 2)	$0.21	$0.18
Weighted average number of common shares outstanding –
Basic	26,983,244	24,880,071
Diluted	31,466,402	28,834,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Six Months Ended June 30,
	2009	2008
Net product sales, including $1,873,258 and $2,798,487 to related parties for the six months ended June 30, 2009 and 2008	$107,181,725	$87,975,383
Cost of product sold, including $4,986,222 and $4,603,390 purchased from related parties for the six months ended June 30, 2009 and 2008	76,482,162	61,300,009
Gross profit	30,699,563	26,675,374
Add: Gain on other sales	239,626	251,900
Less: Operating expenses-
Selling expenses	6,175,467	5,412,176
General and administrative expenses	4,048,032	5,767,783
R&D expenses	884,148	738,973
Depreciation and amortization	1,078,754	2,745,791
Total Operating expenses	12,186,401	14,664,723
Income from operations	18,752,788	12,262,551
Add: Other income, net (note 22)	-	199,459
Financial income (expenses) net (note 23)	(917,708)	(438,447)
Gain (loss) on change in fair value of derivative (note 24)	(2,538,283)	995,153
Income before income taxes	15,296,797	13,018,716
Less: Income taxes (note 25)	2,924,288	408,937
Net income	$12,372,509	$12,609,779
Net income attributable to noncontrolling interests	4,037,348	3,435,250
Net income attributable to common shareholders	$8,335,161	$9,174,529
Net income per common share-
Basic	$0.31	$0.37
Diluted (note 2)	$0.29	$0.36
Weighted average number of common shares outstanding –
Basic	26,983,244	24,422,429
Diluted	31,719,477	27,394,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2009	2008
Net income	$8,730,000	$6,429,358
Other comprehensive income:
Foreign currency translation gain (loss)	(187,750)	2,785,709
Comprehensive income	$8,542,250	$9,215,067
Comprehensive income attributable to non-controlling interests	2,667,188	2,119,778
Comprehensive income attributable to common shareholders	$5,875,062	$7,095,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Six Months Ended June 30,
	2009	2008
Net income	$12,372,509	$12,609,779
Other comprehensive income:
Foreign currency translation gain (loss)	(202,329)	6,097,038
Comprehensive income	$12,170,180	$18,706,817
Comprehensive income attributable to non-controlling interests	4,046,468	4,797,468
Comprehensive income attributable to common shareholders	$8,123,712	$13,909,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,555,309	$37,113,375
Pledged cash deposits (note 3)	8,280,299	6,739,980
Accounts and notes receivable, net, including $2,108,230 and $1,285,110 from related parties at June 30, 2009 and December 31, 2008 (note 4)	121,466,435	96,424,856
Advance payments and other, including $400,890 and $9,374 to related parties at June 30, 2009 and December 31, 2008	2,256,519	1,442,614
Inventories (note 6)	26,754,416	26,571,755
Total current assets	$198,312,978	$168,292,580
Long-term Assets:
Property, plant and equipment, net (note 7)	$56,116,786	$51,978,905
Intangible assets, net (note 8)	723,244	504,339
Other receivables, net, including $998,447 and $903,674 from related parties at June 30, 2009 and December 31, 2008 (note 5)	1,369,831	1,349,527
Advance payments for property, plant and equipment, including $3,651,235 and $2,473,320 to related parties at June 30, 2009 and December 31, 2008	4,368,370	6,459,510
Long-term investments	79,041	79,010
Deferred income tax assets (note 9)	2,637,462	2,383,065
Total assets	$263,607,712	$231,046 ,936
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans (note 10)	$8,782,330	$7,315,717
Accounts and notes payable, including $1,803,688 and $1,097,642 to related parties at June 30, 2009 and December 31, 2008 (note 11)	78,913,062	59,246,043
Convertible notes payable (note 12)	28,429,062	32,922,077
Derivative liabilities (note 13)	4,042,857	1,502,597
Customer deposits	258,020	236,018
Accrued payroll and related costs	2,886,378	2,715,116
Accrued expenses and other payables(note 14)	13,312,169	12,460,784
Accrued pension costs (note 15)	3,794,216	3,806,519
Taxes payable (note 16)	8,623,760	5,717,438
Amounts due to shareholders/directors (note 17)	564,290	337,370
Total current liabilities	$149,606,144	$126,259,679
Long-term liabilities:
Advances payable (note 18)	233,815	234,041
Total liabilities	$149,839,959	$126,493,720
Related Party Transactions and balances (note 27)
Commitments and contingencies (note 28)
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares Issued and outstanding – None	$-	$-
Common stock, $0.0001 par value - Authorized - 80,000,000 Shares Issued and Outstanding - 26,983,244 shares at June 30, 2009 and December 31, 2008 (note 19)	2,698	2,698
Additional paid-in capital (note 19)	27,148,206	27,148,206
Retained earnings-
Appropriated	8,324,533	7,525,777
Unappropriated	43,562,921	36,026,516
Deferred stock compensation (note 20)	(375,039)	(500,052)
Accumulated other comprehensive income	10,916,056	11,127,505
Non-controlling interests (note 21)	24,188,378	23,222,566
Total stockholders' equity	$113,767,753	$104,553,216
Total liabilities and stockholders' equity	$263,607,712	$231,046,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Period Ended June 30, 2009 (unaudited) and December 31, 2008

	Common Stock		Additional	Retained Earnings		Deferred	Accumulated Other
	Shares	Par Value	Paid-in Capital	Appropriated	Unappropriated	stock Compensation	Comprehensive Income (Loss)	Non-controlling interests	Total
Balance at January 1, 2008	23,959,702	$2,396	$30,125,951	$7,525,777	$23,591,275	$-	$5,989,463	$23,166,270	$90,401,132
Net income for the year ended December 31, 2008	-	-	-	-	12,435,241	-	-	5,071,408	17,506,649
Foreign currency translation gain	-	-	-	-	-	-	5,138,042	1,432,977	6,571,019
Capital contribution	-	-	-	-	-	-	-	745,723	745,723
Issuance of common stock	3,023,542	302	22,089,698	-	-	-	-	-	22,090,000
Issuance of stock options to independent directors and management	-	-	845,478	-	-	(500,052)	-	-	345,426
Payment for acquisition of 35.5% Henglong’s equity	-	-	(25,912,921)	-	-	-	-	(6,177,079)	(32,090,000)
Dividend distribution	-	-	-	-	-	-	-	(1,016,733)	(1,016,733)
Balance at December 31, 2008	26,983,244	$2,698	$27,148,206	$7,525,777	$36,026,516	$(500,052)	$11,127,505	$23,222,566	$104,553,216
Net income for the six months ended June 30, 2009	-	-	-	-	8,335,161	-	-	4,037,348	12,372,509
Foreign currency translation gain (loss)	-	-	-	-	-	-	(211,449)	9,120	(202,329)
Amortization for stock-based compensation	-	-	-	-	-	125,013	-	-	125,013
Dividend distribution	-	-	-	798,756	(798,756)	-	-	(3,080,656)	(3,080,656)
Balance at June 30, 2009	26,983,244	$2,698	$27,148,206	$8,324,533	$43,562,921	$(375,039)	$10,916,056	$24,188,378	$113,767,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$12,372,509	$12,609,779
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Stock-based compensation	125,013	95,400
Depreciation and amortization	3,886,332	4,766,575
Allowance for doubtful accounts (Recovered)	(1,117,881)	218,515
Deferred income taxes assets	(253,521)	(398,551)
Amortization for discount of convertible note payable	506,985	181,328
(Gain) loss on change in fair value of derivative	2,538,283	(995,153)
Other operating adjustments	(227,474)	(4,203)
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	(1,537,010)	602,009
Accounts and notes receivable	(23,776,920)	(16,249,120)
Advance payments and other	(813,196)	(1,447,803)
Inventories	(171,352)	(4,680,059)
Accounts and notes payable	19,639,466	9,349,207
Customer deposits	21,744	456,276
Accrued payroll and related costs	170,135	(13,849)
Accrued expenses and other payables	1,512,206	699,033
Accrued pension costs	(13,754)	155,338
Taxes payable	2,901,849	(2,591,573)
Net cash provided by operating activities	$15,763,414	$2,753,149
Cash flows from investing activities:
(Increase) decrease in other receivables	(55,386)	(408,139)
Cash received from equipment sales	458,950	96,317
Cash paid to acquire property, plant and equipment	(6,341,035)	(7,573,715)
Cash paid to acquire intangible assets	(321,671)	(101,601)
Cash paid for the acquisition of 35.5% of Henglong	-	(10,000,000)
Net cash (used in) investing activities	$(6,259,142)	$(17,987,138)
Cash flows from financing activities:
Proceeds from repayment of bank loans	1,465,006	(7,564,564)
Dividends paid to the non-controlling interest holders of Joint-venture companies	(3,768,668)	(4,697,780)
(Decrease) in amounts due to shareholders/directors	226,717	(82,610)
Proceeds on issuance of convertible note payable	-	35,000,000
Repayment of convertible note payable	(5,000,000)	-
Net cash provided by (used in) financing activities	$(7,076,945)	$22,655,046
Cash and cash equivalents effected by foreign currency	$14,607	$1,522,990
Net increase in cash and cash equivalents	2,441,934	8,944,047
Cash and cash equivalents at beginning of period	37,113,375	19,487,159
Cash and cash equivalents at end of period	$39,555,309	$28,431,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Six Months Ended June 30,
	2009	2008
Cash paid for interest	$989,247	$501,138
Cash paid for income taxes	$1,403,715	$2,019,073

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Six Months Ended June 30,
	2009	2008

Acquisition of 35.5% of Henglong from the minority shareholder on a cashless basis	$-	$(22,090,000)
Liability result from issuance of common stock to acquire 35.5% of Henglong's equity	-	22,090,000
Issuance of a warrants to purchase common stock	-	798,626
Derivative liabilities	-	1,703,962
Warrants and derivative liabilities for issuance of Convertible Debt are considered as discount of Convertible Debt.	$-	$(2,502,588)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months and Six Months Ended June 30, 2009 and 2008

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

Henglong USA Corporation, “HLUSA”, incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly.

 The Company owns the following aggregate net interests in eight Sino-foreign joint ventures organized in the PRC as of June 30, 2009 and 2008.

	Percentage Interest
Name of Entity	June 30, 2009	June 30, 2008
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	83.34%	75.90%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd., “Hengsheng”	100.00%	100.00%

Jiulong was established in 1993 and mainly engages in the production of integral power steering gear for heavy-duty vehicles.

Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gear for cars and light duty vehicles.

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

USAI was established in 2005 and mainly engages in production and sales of sensor modulars. In 2008, Genesis and Shanghai Hongxi Investment Inc., “Hongxi”, the other shareholder of USAI, agreed to increase USAI’s capital to $2,600,000 from $1,800,000. The increased capital was wholly funded by Genesis. Therefore, the capital contributed by Genesis in USAI increased to $2,166,900 from $1,366,900, accounting for 83.34% of the total capital; while the capital contributed by Hongxi remained unchanged, accounting for 16.66% of the total capital.

Jielong was established in 2006 and mainly engages in production and sales of electric power steering, “EPS”.

Wuhu was established in 2006 and mainly engages in production and sales of automobile steering systems.

Hengsheng was established in 2007 and mainly engages in production and sales of automobile steering systems.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the three months and six months ended June 30, 2009 and 2008, the accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The subsidiaries include eight Sino-foreign Joint-ventures mentioned in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

The calculations of diluted income per share were:

	Three Months Ended June 30,
	2009	2008
Numerator:
Net income attributable to common shareholders	$6,076,349	$4,744,355
Add: interest expenses of convertible notes payable	262,500	262,500
Add: Amortization for discount of convertible notes payable	384,638	81,879
	$6,723,487	$5,088,734
Denominator:
Weighted average shares outstanding	26,983,244	24,880,071
Effect of dilutive securities	4,483,158	3,954,309
	31,466,402	28,834,380
Net income per common share- diluted	$0.21	$0.18

	Six Months Ended June 30,
	2009	2008
Numerator:
Net income attributable to common shareholders	$8,335,161	$9,174,529
Add: interest expenses of convertible notes payable	546,875	393,750
Add: Amortization for discount of convertible notes payable	506,985	181,328
	$9,389,021	$9,749,607
Denominator:
Weighted average shares outstanding	26,983,244	24,422,429
Effect of dilutive securities	4,736,233	2,971,963
	31,719,477	27,394,392
Net income per common share- diluted	$0.29	$0.36

During the three months and six months ended June 30, 2009, the options and warrants outstanding have not been included in the computation of diluted income per share, except the 298,850 options issued on December 10, 2008, because such inclusion would have had an anti-dilutive effect. The shares issuable upon conversion of Convertible Notes have been included in the computation.

Stock-Based Compensation - The Company may periodically issue shares of common stock for services rendered or for financing costs. Such shares will be valued based on the market price on the transaction date. The Company may periodically issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

 In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 411,350 stock options under this plan, and there remain 1,788,650 stock options issuable in the future. As of June 30, 2009, the Company had 388,850 stock options outstanding.

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

Fair Value Measurements - Effective January 1, 2008, the Company adopted the provisions of FAS 157, Fair Value Measurements , except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of FAS 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No.157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Noncontrolling Interests in Consolidated Financial Statements - In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-reported in equity", which was effective for the fiscal year beginning on or after December 15, 2008. The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing additional accounting and reporting standards. Effective January 1, 2009, the Company adopted the provisions of SFAS No. 160, the noncontrolling interests are reported in the equity currently.

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the six months ended June 30, 2009 and 2008 respectively.

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

 The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

3. Pledged cash deposits

Pledged as guarantee for its notes payable, the Company regularly pays some of its suppliers by bank notes. The Company has to deposit a cash deposit, equivalent to 10%- 40% of the face value of the relevant bank note, at a bank in order to obtain the bank note.

4. Accounts and notes receivable

The Company’s accounts receivable at June 30, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
Accounts receivable	$84,268,008	$60,345,494
Notes receivable	40,888,091	40,989,840
	125,156,099	101,335,334
Less: allowance for doubtful accounts	(3,689,664)	(4,910,478)
Balance at the end of the period	$121,466,435	$96,424,856

Notes receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The activity in the Company’s allowance for doubtful accounts during the six months ended June 30, 2009 (unaudited) and the year ended December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
Balance at beginning of period	$4,910,478	$3,827,838
Amounts provided (recovered) during the period	(1,222,297)	841,078
Foreign currency translation gain	1,483	241,562
Balance at the end of the period	$3,689,664	$4,910,478

 5. Other receivables

The Company’s other receivables at June 30, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
Other receivables	$2,065,635	$2,009,364
Less: allowance for doubtful accounts	(695,804)	(659,837)
Balance at the end of the period	$1,369,831	$1,349,527

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.

The activity in the Company’s allowance for doubtful accounts of other receivable during the six months ended June 30, 2009 (unaudited) and the year ended December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
Balance at beginning of the period	$659,837	$652,484
Amounts provided (recovered) during the period	35,694	(41,264)
Foreign currency translation gain	273	48,617
Balance at the end of the period	$695,804	$659,837

6. Inventories

The Company’s inventories at June 30, 2009 (Unaudited) and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
Raw materials	$8,204,420	$8,354,397
Work in process	5,329,680	4,466,720
Finished goods	14,667,682	14,826,961
	28,201,782	27,648,078
Less: provision for loss	(1,447,366)	(1,076,323)
Balance at the end of the period	$26,754,416	$26,571,755

7. Property, plant and equipment

The Company’s property, plant and equipment at June 30, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
Land use rights and buildings	$28,715,292	$27,416,977
Machinery and equipment	60,235,951	54,405,700
Electronic equipment	4,789,687	4,356,475
Motor vehicles	2,434,181	2,641,378
Construction in progress	1,043,089	1,007,415
	97,218,200	89,647,945
Less: Accumulated depreciation	(41,101,414)	(37,669,040)
Balance at the end of the period	$56,116,786	$51,978,905

 Depreciation charge for the six months ended June 30, 2009 and the year ended December 31, 2008 are $3,783,224 and $9,672,948 respectively.

8. Intangible assets

The activities in the Company’s intangible asset account at June 30, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
Balance at beginning of period	$504,339	$589,713
Add: additions during the period–
Patent technology	292,573	-
Management software license	29,098	125,550
Foreign currency translation gain	342	41,120
	826,352	756,383
Less: Amortization at end of the period	(103,108)	(252,044)
Balance at the end of the period	$723,244	$504,339

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

The components of estimated deferred income tax assets at June 30, 2009 (unaudited) and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
Losses carryforward (U.S.)	$3,843,496	$2,300,322
Losses carryforward (PRC)	430,488	287,285
Product warranties and other reserves	1,932,607	1,737,052
Property, plant and equipment	2,533,978	2,471,716
Bonus accrual	199,048	297,208
Other	249,987	154,348
	9,189,604	7,247,931
Valuation allowance *	(6,552,142)	(4,864,866)
Total deferred tax assets	$2,637,462	$2,383,065

*As of June 30, 2009, valuation allowance was $6,552,142, including $3,843,496 and $2,708,646 allowance for the Company’s deferred tax assets in the U.S. and allowance for the Company’s non-U.S. deferred tax assets. As of December 31, 2008, valuation allowance was $4,864,866, including $2,300,322 allowance for the Company’s deferred tax assets in the U.S. and $2,564,544 allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the U.S., the management believes that the deferred tax assets in the U.S. are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be utilized to offset future taxable income.

10. Bank loans

At June 30, 2009, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $8,782,330, with weighted average interest rate at 5.64% per annum. These loans are secured with some of the property and equipment of the Company, and are repayable within one year.

At December 31, 2008, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $7,315,717, with weighted average interest rate at 6.17% per annum. These loans are secured with some of the property and equipment of the Company and are repayable within one year.

11. Accounts and notes payable

The Company’s accounts and notes payable at June 30, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
Accounts payable	$54,780,624	$38,595,446
Notes payable	24,132,438	20,650,597
Balance at the end of the period	$78,913,062	$59,246,043

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

Since the Company’s stock Weighted Average Price for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187, which is less than 45% of the Conversion Price in effect of the Issuance Date, as adjusted, the “ WAP Default” , each Convertible Note holder shall have the right, at its sole discretion, to require that the Company redeem all or any portion of the Convertible Notes by delivering written redemption notice to the Company within five (5) business days after the receipt of the Company ’ s notice of the WAP Default.

On March 17, 2009, the Company delivered two WAP Default notices to the Convertible Note holders.  On March 27, 2009, the Company received a letter from YA Global, one of the Convertible Note holders, electing to require the Company to redeem all the three Convertible Notes it held in the total principal amount of $5,000,000, together with interest, late charges, if any, and the Other Make Whole Amount as defined in Section 5(d) of the Convertible Notes. After negotiation, the Company and YA Global reached a settlement agreement on April 8, 2009 whereby the Company would pay a redemption amount of $5,041,667 to YA Global and YA Global waived its entitlement to the Other Make Whole Amount. Under the terms of the settlement agreement, on April 15, 2009, the Company paid YA Global $5,041,667 for the total principal amount, together with interest and late charges, if any. YA Global has waived its entitlement to the Other Make Whole Amount.

 Following the WAP Default notices, the Company received a letter from the provisional liquidator acting on behalf of Lehman Brothers Commercial Corporation Asia Limited, the “LBCCA Liquidator”, the other Convertible Note holder, requesting that it be granted an extension of time until April 24, 2009 to consider its rights under the Convertible Notes. The Company has granted an extension to April 15, 2009. The LBCCA Liquidator further requested another extension to April 24, 2009.  On April 24, 2009, LBCCA’s lawyers sent three Holder Redemption Notices via fax electing to redeem the entire outstanding principal of $30,000,000, together with interest, late charges, if any, and the Other Make Whole Amount, to be paid on July 23, 2009. The Company has discussed settlement with the LBCCA Liquidator, and on or about July 22, 2009, the Company and the LBCCA Liquidator reached an agreement to extend the applicable holder mandatory redemption date for two months from July 23, 2009 to September 23, 2009 in order to give more time to the Company and the LBCCA Liquidator to pursue settlement discussion.

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

On the date of inception, allocation of basis in the financing arrangement to the warrants and derivative liability has resulted in an original issue discount to the face value of the convertible notes in the amount of $2,502,588, which amount is subject to amortization over the Convertible Note’s term using the effective method. As of June 30, 2009, the amortization expense balance recorded by the Company was $931,650, including unamortized discount on the YA Global convertible note $276,448, which has been written off after its redemption. As the YA Global convertible note has been elected by its holder to be redeemed, the unamortized discount on the convertible note has been written off as expense on the redemption date.

 13. Derivative liabilities

The Company has evaluated the convertible notes for terms and conditions that are not clearly and closely associated with the risks of the debt-type host instrument (see Note 12). Generally, such features require separation from the host contract and treatment as derivative financial instruments. Certain features, such as the conversion option, were found to be exempt. Other features, such as puts and redemption features were found to require bifurcation and recognition as derivative liabilities. These derivative liabilities are recognized initially at fair value, using forward cash-flow valuation techniques. As of February 15, 2008, the compound derivative value amounted to $1,703,962. This derivative will be adjusted to its estimated fair value at the completion of each reporting period until the debt arrangement is ultimately settled, converted or paid. As of June 30, 2009, the compound derivative value amounted to $4,042,857. The income from adjustment of fair value of compound derivative has been recorded in the income statement as gain or loss on change in fair value of derivative. (See note 12 and 24)

14. Accrued expenses and other payables

The Company’s accrued expenses and other payables at June 30, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
Accrued expenses	$2,866,016	$2,441,352
Other payables	1,553,456	1,690,046
Warranty reserves*	7,588,165	6,335,613
Dividend payable to non-controlling interest shareholders of Joint-ventures	1,304,532	1,991,796
Liabilities in connection with warrants**	-	1,977
Balance at the end of the period	$13,312,169	$12,460,784

*The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the six months ended June 30, 2009 (unaudited) and the year ended December 31, 2008, the warranties activities were as follows:

	June 30, 2009	December 31, 2008
Balance at the beginning of period	$6,335,613	$4,919,491
Additions during the period-	3,490,290	5,861,782
Settlement within period, by cash or actual material	(2,240,620)	(4,797,457)
Foreign currency translation gain	2,882	351,797
Balance at end of period	$7,588,165	$6,335,613

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

As of June 30, 2009, the fair value of warrant was $0 because it was not exercised on its expiration date, February 15, 2009. The income from adjustment of fair value of liabilities in connection with warrants amount of gain has been recorded in the income statement as gain or loss on change in fair value of derivative. (see note 24)

15. Accrued pension costs

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

The activities in the Company’s pension account during the six months ended June 30, 2009 (unaudited) and the year ended December 31, 2008 are summarized as follows:

	June 30,2009	December 31, 2008
Balance at beginning of the period	$3,806,519	$3,622,729
Amounts provided during the period	1,304,012	2,311,049
Settlement during the period	(1,317,767)	(2,381,047)
Foreign currency translation gain	1,452	253,788
Balance at end of period	$3,794,216	$3,806,519

 16. Taxes payable

The Company’s taxes payable at June 30, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	June 30,2009	December 31, 2008
Value-added tax payable	$7,212,380	$6,279,089
Income tax payable	1,325,852	(652,865)
Other tax payable	85,528	91,214
Balance at end of the period	$8,623,760	$5,717,438

17. Amounts due to shareholders/ directors

The activities in the amounts due to shareholders/directors at June 30, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	June 30,2009	December 31, 2008
Balance at the beginning of period	$337,370	$304,601
Increase during the period	226,717	2,415
Foreign currency translation gain	203	30,354
Balance at end of period	$564,290	$337,370

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

19. Share Capital and Additional paid-in capital

The activities in the Company’s share capital and additional paid-in capital account during the six months ended June 30, 2009 (unaudited) and the year ended December 31, 2008 are summarized as follows:

	Share Capital		Additional paid-in capital
	Shares	Par Value
Balance at January 1, 2008	23,959,702	$2,396	$30,125,951
Issuance of common stock*	3,023,542	302	22,089,698
Decrease in additional paid-in capital in connection with Henglong equity acquisition **	-	-	(25,912,921)
Issuance of stock options to independent directors and management***	-	-	845,478
Balance at December 31, 2008 and June 30, 2009	26,983,244	$2,698	$27,148,206

* On March 31, 2008, Wiselink Holdings Limited, “Wiselink”, Great Genesis Holdings Limited, “Genesis”, a wholly-owned subsidiary of China Automotive Systems, Inc., “the Company” and other parties entered into an equity transfer transaction, the “Acquisition”, documented by an Equity Transfer Agreement, the “Agreement”, pursuant to which Wiselink agreed to transfer and assign a 35.5% equity interest in Jingzhou Henglong Automotive Parts Co. Ltd., “Henglong” to Genesis for a total consideration of $32,090,000, the “Consideration”.

Under the terms of the Agreement, the Consideration is to be paid as follows: $10,000,000 cash was paid by Genesis to Wiselink on April 30, 2008, and the balance of the purchase price ($22,090,000) was paid by issuance of 3,023,542 shares of common stock of the Registrant, in its capacity as the 100% parent company of Genesis.

** Under the terms of the above agreement, Genesis is deemed to be the owner of the equity concerned commencing from January 1, 2008. In accordance with FASB 141 and APB 14, the above acquisition is considered as a business combination of companies under common control and is being accounted for in a manner similar to that of pooling of interests.

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

*** In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 411,350 stock options under this plan, and there remain 1,788,650 stock options issuable in future. As of June 30, 2009, the Company had 388,850 stock options outstanding.

The Company issued 312,350 common stock options to independent directors and management, and the fair value of the options at the grant date was $845,478, for the year of 2008, which was calculated based on Black-Scholes option pricing model. The fair value was credited in additional paid-in capital, debited in operating expenses using straight line method over the expected beneficiary period. As of June 30, 2009, the Company has amortized $470,439 and the remaining 149,425 stock options, valued at $375,039, are reflected as deferred stock compensation under shareholders' equity in the balance sheet.

20. Deferred stock compensation

The Company issued 312,350 common stock options to independent directors and management, and the fair value of the options at the grant date was $845,478, for the year of 2008, which was calculated based on Black-Scholes option pricing model.  As of June 30, 2009, the Company has amortized $470,439 and the remaining 149,425 stock options, valued at $375,039, are reflected as deferred stock compensation under shareholders' equity in the balance sheet.

21. Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity at June 30, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	June 30,2009	December 31, 2008
Balance at beginning of the period	$23,222,566	$23,166,270
Add: Additions during the period –
Income attributable to non-controlling interests	4,037,348	5,071,408
Capital Contribution from the non-controlling interest holders of Joint-venture companies	-	745,723
Less: Decreases during the period
Dividends declared to the non-controlling interest holders of Joint-venture companies	(3,080,656)	(1,016,733)
Transfer and assign equity interest in Henglong and USAI by non-controlling interest holders of Joint-venture companies*	-	(6,177,079)
Foreign currency translation gain	9,120	1,432,977
Balance at end of period	$24,188,378	$23,222,566

 * On March 31, 2008, the Company’s wholly-owned subsidiary, Genesis and Wiselink, both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, pursuant to which Wiselink agreed to transfer and assign its 35.5% equity interest in Jingzhou Henglong, one of the Company’s currently consolidated subsidiaries, to Genesis for a total consideration of $32,090,000.

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

22. Other Income

During the three months and six months ended June 30, 2009, there was no other income in the Company. During the three months and six months ended June 30, 2008, other income was $199,459, mainly from Government subsidies.

Government subsidies represent refunds by the Chinese Government of interest paid to banks by companies entitled to such subsidies. This applies only to interest on loans related to production facilities expansion. The Company recorded the refunded interest on projects which achieved their goals into Other income, and refunded interest on projects which have not achieved their goals into advances payable.

23. Financial income (expenses)

During the three months and six months ended June 30, 2009 (unaudited) and 2008, the Company recorded financial income (expenses) which is summarized as follows:

	Three Months Ended June 30,
	2009	2008
Interest income (expenses),net	$(229,137)	$(394,615)
Foreign exchange gain (loss), net	257,484	(30,522)
Income (loss) of note discount, net	(94,545)	74,009
Amortization for discount of convertible note payable	(384,638)	(81,879)
Handling charge	(27,392)	(26,133)
Total	$(478,228)	$(459,140)

	Six Months Ended June 30,
	2009	2008
Interest income (expenses),net	$(517,417)	$(658,384)
Foreign exchange gain , net	242,916	346,116
Income (loss) of note discount, net	(94,655)	92,045
Amortization for discount of convertible note payable	(506,985)	(181,328)
Handling charge	(41,567)	(36,896)
Total	$(917,708)	$(438,447)

 24. Gain (loss) on change in fair value of derivative

During the three months and six months ended June 30, 2009 (unaudited) and 2008, the Company recorded gain (loss) on change in fair value of derivative is summarized as follows:

	Three Months Ended June 30,
	2009	2008
Income (loss) from adjustment of fair value of liabilities in connection with warrants	$-	$(19,109)
Income (loss) from adjustment of fair value of compound derivative liabilities	(977,435)	1,014,262
Total	$(977,435)	$995,153

	Six Months Ended June 30,
	2009	2008
Income (loss) from adjustment of fair value of liabilities in connection with warrants	$1,977	$(19,109)
Income (loss) from adjustment of fair value of compound derivative liabilities	(2,540,260)	1,014,262
Total	$(2,538,283)	$995,153

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

On January 1, 2007, Jiulong has used up its enterprise income tax exemption. During 2008, Jiulong was subject to enterprise income tax at a rate of 25%. During 2008, Jiulong was awarded the title of Advanced Technology Enterprises, and subject to enterprise income tax at a rate of 15% for 2009.

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

USAI, Wuhu, Jielong and Hengsheng are at their start up stage in 2009 and 2008, accordingly, there is no assessable profit for the three months and six months ended June 30, 2009 and 2008 subject to PRC enterprise income tax. They have an enterprise income tax exemption in 2008 and 2009, and are subject to enterprise income tax at a rate of 16.5% for the next three years thereafter, from 2010 to 2012, and a 25% enterprise national income tax for the years commencing from January 1, 2013.

No provision for Hong Kong tax is made as Genesis is an investment holding company, and has no assessable income in Hong Kong for the three months and six months ended June 30, 2009 and 2008. The enterprise income tax of Hong Kong is 17.5%.

No provision for US tax is made as the Company has no assessable income in the US for the three months and six months ended June 30, 2009 and 2008. The enterprise income tax of US is 35%.

26. Significant concentrations

The Company grants credit to its customers, generally on an open account basis. The Company’s customers are all located in the PRC.

During the six months ended June 30, 2009 (unaudited), the Company’s ten largest customers accounted for 80.1% of its consolidated net sales, with each of five customers individually accounting for more than 10% of consolidated net sales, i.e. 13.0%, 12.9%, 12.1%, 10.6% and 10.5% individually, or an aggregate of 59.2%. At June 30, 2009, approximately 44.1% of accounts receivable were from trade transactions with the aforementioned five customers.

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

27. Related party transactions and balances

Related party transactions with companies with common directors are as follows:

Related sales (unaudited):

	Three Months Ended June 30,
	2009	2008
Merchandise Sold to Related Parties	$1,314,247	$747,405

	Six Months Ended June 30,
	2009	2008
Merchandise Sold to Related Parties	$1,873,258	$2,798,487

Related purchases (unaudited):

	Three Months Ended June 30,
	2009	2008
Materials Purchased from Related Parties	$2,812,741	$2,651,000
Technology Purchased from Related Parties	29,274	-
Equipment Purchased from Related Parties	427,391	1,698,772
Total	$3,269,406	$4,349,772

	Six Months Ended June 30,
	2009	2008
Materials Purchased from Related Parties	$4,986,222	$4,603,390
Technology Purchased from Related Parties	73,186	-
Equipment Purchased from Related Parties	1,503,726	2,116,210
Purchase of 35.5% equity interest in Jingzhou Henglong *	-	32,090,000
Total	$6,563,134	$38,809,600

* Purchase of 35.5% equity in Jingzhou Henglong during the six months ended June 30, 2008 (refer to note 19).

Related receivables (June 30, 2009 unaudited):

	June 30, 2009	December 31, 2008
Accounts receivable	$2,108,230	$1,285,110
Other receivables	998,447	903,674
Total	$3,106,677	$2,188,784

Related advances (June 30, 2009 unaudited):

	June 30, 2009	December 31, 2008
Advanced Equipment Payment to Related Parties	$3,651,235	$2,473,320
Advanced Expenses and Others to Related Parties	400,890	9,374
Total	$4,052,125	$2,482,694

 Related payables (June 30, 2009 unaudited)

	June 30, 2009	December 31, 2008
Accounts payable	$1,803,688	$1,097,642

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

 The following table summarizes the Company’s major contractual payment obligations and commitments as of June 30, 2009 (unaudited):

	Payment Obligations by Period
	2009 (a)	2010	2011	2012	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$110,000	$-	$-	$330,000
Obligations for purchasing agreements	5,959,775	1,624,102	$-	$-	-	7,583,877
Total	$6,069,775	$1,734,102	$110,000	$-	$-	$7,913,877

(a) Remaining 6 months in 2009

29. Off-balance sheet arrangements

At June 30, 2009 and 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

During the three months and six months ended June 30, 2009 and 2008 (unaudited), the Company had nine product sectors, five of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering (Henglong), power steering (Jiulong), power steering (Shenyang), power pumps (Zhejiang), and power steering (Wuhu). The other four sectors which were established in 2005, 2006 and 2007 respectively, engaged in the production and sales of sensor modular (USAI), electronic power steering (Jielong), power steering (Hengsheng), and provider of after sales and R&D services (HLUSA). Since the revenues, net income and net assets of these four sectors are less than 10% of its segment in the consolidated financial statements, the Company incorporated these four sectors into “other sectors”.

 The Company’s product sectors information is as follows:

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector		Other (1)	Total
For the Three Months Ended:
June 30, 2009
Revenue
Net product sales – external	$29,646,904	$14,633,240	$5,754,286	$5,990,956	$6,328,539		$130,354	$-	$62,484,279
Net product sales – internal	8,259,236	844,645	2,002,403	191,829	-		24,034	(11,322,147)	-
Gain on other sales	72,310	36,818	55,021	(2,417)	14,275		(1,755)	(1,505)	172,747
Total revenue	$37,978,450	$15,514,703	$7,811,710	$6,180,368	$6,342,814		$152,633	$(11,323,652)	$62,657,026
Net income	$7,113,281	$1,508,358	$906,653	$1,182,756	$152,018		$(434,812)	$(1,698,254)	$8,730,000
Net income attributable to non-controlling interests	1,422,656	286,588	271,996	579,551	34,462	(169)		58,567	2,653,651
Net income attributable to common shareholders	$5,690,625	$1,221,770	$634,657	$603,205	$117,556	$	(434,643)	$ (1,756,821)	$6,076,349

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other (1)	Total
For the Three Months Ended:
June 30, 2008
Revenue
Net product sales – external	$18,286,893	$13,564,407	$4,316,729	$4,037,146	$6,138,859	$164,306	$-	$46,508,340
Net product sales – internal	8,291,834	876,373	1,746,252	213,002	-	-	(11,127,461)	-
Gain on other sales	34,278	23,979	41,236	14,824)	4,893	-	(1,500)	117,710
Total revenue	$26,613,005	$14,464,759	$6,104,217	$4,264,972	$6,143,752	$164,306	$(11,128,961)	$46,626,050
Net income	$4,369,021	$891,161	$677,893	$720,138	$(249,261)	$(313,222)	$333,628	$6,429,358
Net income attributable to noncontrolling interests	873,804	169,321	203,368	352,868	(56,508)	(2,227)	144,377	1,685,003
Net income attributable to common shareholders	$3,495,217	$721,840	$474,525	$367,270	$(192,753)	$(310,995)	$189,251	$4,744,355

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector		Other (1)		Total
For the Six Months Ended:
June 30, 2009
Revenue
Net product sales – external	$47,722,197	$24,397,802	$12,160,279	$11,413,767	$11,156,768		$330,912		$-	$107,181,725
Net product sales – internal	16,800,829	1,059,548	2,505,233	311,914	-		24,034		(20,701,558)	-
Gain on other sales	114,770	23,779	69,551	1,003	32,410		1,123		(3,010)	239,626
Total revenue	$64,637,796	$25,481,129	$14,735,063	$11,726,684	$11,189,178		$356,069		$(20,704,568)	$107,421,351
Net income	$11,979,119	$1,934,630	$1,670,469	$1,687,840	$(38,164)		$(770,863)		$(4,090,522)	$12,372,509
Net income attributable to non-controlling interests	2,395,824	367,580	501,141	827,041	(8,652)	(37,314)		(8,272)		4,037,348
Net income attributable to common shareholders	$9,583,295	$1,567,050	$1,169,328	$860,799	$(29,512)	$	(733,549)	$	(4,082,250)	$8,335,161

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector		Other (1)	Total
For the Six Months Ended:
June 30, 2008
Revenue
Net product sales – external	$33,212,427	$24,834,399	$10,529,224	$7,761,943	$11,433,896		$203,494	$-	$87,975,383
Net product sales – internal	15,655,742	1,475,213	2,164,382	489,839	-		-	(19,785,176)	-
Gain on other sales	139,397	15,367	72,560	10,650	17,788		(898)	(2,964)	251,900
Total revenue	$49,007,566	$26,324,979	$12,766,166	$8,262,432	$11,451,684		$202,596	$(19,788,140)	$88,227,283
Net income	$9,004,994	$1,697,695	$1,473,828	$1,525,151	$(524,855)		$(557,989)	$(9,045)	$12,609,779
Net income attributable to non-controlling interests	1,800,999	322,562	442,149	747,324	(118,985)	(21,129)		262,330	3,435,250
Net income attributable to common shareholders	$7,203,995	$1,375,133	$1,031,679	$777,827	$(405,870)	$	(536,860)	$ (271,375)	$9,174,529

(1) Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

31. Subsequent events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion on risk factors in Item 1A of Part II of this quarterly report on Form 10-Q.

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

Henglong USA Corporation, “HLUSA”, incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly.

The Company owns the following aggregate net interests in eight Sino-foreign joint ventures organized in the PRC as of June 30, 2009 and 2008.

	Percentage Interest
Name of Entity	June 30, 2009	June 30, 2008
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	83.34%	75.90%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	100.00%

Jiulong was established in 1993 and mainly engages in the production of integral power steering gear for heavy-duty vehicles.

Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gear for cars and light duty vehicles.

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

USAI was established in 2005 and mainly engages in production and sales of sensor modulars. In 2008, Genesis and Shanghai Hongxi Investment Inc., “Hongxi”, the other shareholder of USAI, agreed to increase USAI’s capital to $2,600,000 from $1,800,000. The increased capital was wholly funded by Genesis. Therefore, the capital contributed by Genesis in USAI increased to $2,166,900 from $1,366,900, accounting for 83.34% of the total capital; while the capital contributed by Hongxi remained unchanged, accounting for 16.66% of the total capital.

Jielong was established in 2006 and mainly engages in production and sales of electric power steering, “EPS”.

Wuhu was established in 2006 and mainly engages in production and sales of automobile steering systems.

Hengsheng was established in 2007 and mainly engages in production and sales of automobile steering systems.

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

The Company considers an accounting estimate to be critical if:

• It requires the Company to make assumptions about matters that were uncertain at the time the Company was making the estimate, and

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

RESULTS OF OPERATIONS——THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008:

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage on net sales		Change in percentage
	Three months ended June 30,		Three months ended June 30,
	2009	2008	2009 vs 2008
Net sales	100.0%	100.0%	34.4%
Cost of sales	70.4	68.9	37.3
Gross profit	29.6	31.1	27.9
Gain on other sales	0.3	0.3	46.8
Less: operating expenses
Selling expenses	6.1	6.3	29.9
General and administrative expenses	3.6	8.9	(45.9)
R & D expenses	0.7	1.2	(21.1)
Depreciation and amortization	0.8	3.1	(65.0)
Total operating expenses	11.2	19.6	(22.9)
Operating income	18.7	11.8	112.9
Other income	-	-	-
Financial income (expenses)	(0.8)	(1.0)	42
Gain (loss) on change in fair value of derivative	(1.6)	2.1	-
Income before income tax	16.3	12.9	69.7
Income tax	2.4	(0.9)	-
Net income	13.9	13.8	35.8
Net income attributable to noncontrolling interest	4.2	3.6	57.5
Net income attributable to common shareholders	9.7%	10.2%	28.1%

	Percentage on net sales		Change in percentage
	Six months ended June 30,		Six months ended June 30,
	2009	2008	2009 vs 2008
Net sales	100.0%	100.0%	21.8%
Cost of sales	71.4	69.7	24.8
Gross profit	28.6	30.3	15.1
Gain on other sales	0.2	0.3	(4.9)
Less: operating expenses
Selling expenses	5.8	6.2	14.1
General and administrative expenses	3.8	6.6	(29.8)
R & D expenses	0.8	0.8	19.6
Depreciation and amortization	1.0	3.1	(60.7)
Total operating expenses	11.4	16.7	(16.9)
Operating income	17.5	13.9	52.9
Other income	-	0.2	-
Financial income (expenses)	(0.8)	(0.5)	109.3
Gain (loss) on change in fair value of derivative	(2.4)	1.1	-
Income before income tax	14.3	14.8	17.5
Income tax	2.7	0.5	615.1
Net income	11.6	14.3	(1.9)
Net income attributable to noncontrolling interest	3.8	3.9	17.5
Net income attributable to common shareholders	7.8%	10.4%	(9.1)%

THREE MONTHS ENDED JUNE 30, 2009 AND 2008:

NET SALES:

Net sales were $62,484,279 for the three months ended June 30, 2009, as compared to $46,508,340 for the three months ended June 30, 2008, an increase of $15,975,939, or 34.4%, due to the following factors:

(1) Increases in the income of Chinese residents and the growth of consumption led to an increase in the sales of passenger vehicles and an increase in the Company’s sales of steering gear and pumps. As a result, sales of steering gear and pumps for domestic passenger vehicles for the three months ended June 30, 2009 were $41,752,681 and $5,990,956, as compared to $28,742,480 and $4,037,146 for the same period of 2008, an increase of $13,010,201 and $1,953,810, or 45.3% and 48.5%, respectively.

(2) As a result of huge government investment, China’s economy began to grow, which led to an increase in the sales of commercial vehicles and the resultant increase in the Company’s sales of steering gear and accessories. For the three months ended June 30, 2009, sales of steering gear and accessories for commercial vehicles was $14,638,400 as compared to $13,564,407 for the same period of 2008, an increase of $1,073,993, or 7.9%.

(3) The Company has raised the technological contents in, and production efficiency of, its products as a result of technological improvement to its production lines, allowing the Company to reduce costs and, correspondingly, its sales prices which led to increased sales volumes.

GROSS PROFIT

For the three months ended June 30, 2009, gross profit was $18,501,732, as compared to $14,463,004 for the three months ended June 30, 2008, an increase of $4,038,728, or 27.9%.

The increase of sales volume contributed to an increase of $5,730,143 in gross profit, the decrease of selling prices contributed to a decrease of $3,012,209 in gross profit, while the decrease in unit cost resulted in an increase of $1,320,794 in gross profit.

Gross margin was 29.6% for the three months ended June 30, 2009, a decrease of 1.5% from 31.1% for the same period of 2008, primarily due to a decrease in unit selling price. The Company plans to take the following measures in the remaining six months of 2009 to increase gross profit level and to meet its yearly gross margin target of not less than 28%.

1. Reduce manufacturing costs by optimizing product design and production techniques. During 2009, the Company’s technical personnel will improve product design and production techniques to reduce wastage in the production process and improve manufacturing efficiency, thus reduce costs. The Company estimates its manufacturing costs will be reduced by 20% as compared to 2008 as a result of the optimized product design and production techniques.

2. Reduce purchase costs by decreasing materials price. During 2009, the Company projects to reduce materials price by 5% to 10%.

GAIN ON OTHER SALES

Gain on other sales consists of net amount retained from sales of materials and other assets. For the three months ended June 30, 2009, gain on other sales was $172,747, as compared to $117,710 for the same period of 2008, an increase of $55,037, or 46.8%, mainly due to increased sales of materials.

SELLING EXPENSES

Selling expenses were $3,816,301 for the three months ended June 30, 2009, as compared to $2,936,835 for the same period of 2008, an increase of $879,466, or 29.9%. Material increases were transportation expenses, warranty and rent expenses.

The increase in transportation expenses was due to an increase in China’s gasoline price and a substantial increase in sales volumes.

The increase in warranty expenses was due to a substantial increase in sales volumes, accordingly, the Company accrued more warranty expenses.

The increase in rental expenses was due to a substantial increase in sales volumes, which led to an increase in product warehouses and offices.
.
GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,246,330 for the three months ended June 30, 2009, as compared to $4,151,633 for the same period of 2008, a decrease of $1,905,303, or 45.9%. Material decreases were supplies expenses, listing expenses and reversal of bad debt provision.

The decrease in supplies expenses was due to large expenses incurred in the three month period ending June 30, 2008 in preparation for building a new subsidiary, and there was no corresponding amount in the same period of 2009.

The Company accrues provisions for bad debts according to the aging of its accounts receivables. For the three months ended June 30, 2009, the aging of the accounts receivable was improved over the similar period in 2008.

The decrease in listing expenses was a result of the worldwide financial turmoil as the Company decreased its investing and financing activities during the three months ended June 30, 2009. As a result, there were less attorney and consulting fees. Compared to the same period of 2008, the Company paid more attorney and consulting fees for issuance of its $35,000,000 convertible notes, and its acquisition of 35.5% equity of Henglong, one of the Company’s Joint-ventures.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $444,226 for the three months ended June 30, 2009, as compared to $563,295 for the three months ended June 30, 2008, a decrease of $119,069, or 21.1%. Affected by bankruptcy and reorganization of automobile corporations, such as Chrysler and GM, the Company temporarily reduced a number of its research and development programs.

DEPRECIATION AND AMORTIZATION EXPENSE

For the three months ended June 30, 2009, the depreciation and amortization expense, excluding those recorded in cost of sales, was $507,341, as compared to $1,451,064 for the three months ended June 30, 2008, a decrease of $943,723, or 65.0%, as a result of the fact that certain fixed assets of the Company have been fully depreciated.

INCOME FROM OPERATIONS

Income from operations was $11,600,281 for the three months ended June 30, 2009, as compared to $5,477,887 for the three months ended June 30, 2008, an increase of $6,182,394, or 112.9%, as a result of an increase of $4,038,728, or 27.9%, in gross profit, an increase of $55,037, or 46.8%, in gain on other sales, and a decrease of $2,088,629, or 22.9%, in operating expenses.

FINANCIAL EXPENSES

Financial expenses were $478,228 for the three months ended June 30, 2009, as compared to $459,140 for the three months ended June 30, 2008, an increase of $19,088, primarily due to an increase of foreign currency exchange gain, a decrease in convertible note interest expense, and an increase in convertible note discount amortization.

 LOSS ON CHANGE IN FAIR VALUE OF DERIVATIVE

Loss on change in fair value of derivative was $977,435 for the three months ended June 30, 2009, as compared to a gain of $995,153 for the same period of 2008, an increase of $1,972,588.

As a result of the recent worldwide financial turmoil, the Company’s stock Weighted Average Price (WAP) for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187, which is less than 45% of the Conversion Price in effect of the Issuance Date, as adjusted, the “ WAP Default” (see Note 12), thus led to more interest and penalty connected to convertible note payable by the Company, which resulted in an increase of the fair value of derivative liabilities.

INCOME BEFORE INCOME TAXES

Income before income taxes was $10,204,618 for the three months ended June 30, 2009, as compared to $6,013,900 for the three months ended June 30, 2008, an increase of $4,190,718, or 69.7%, including an increase in income from operations of $6,182,394, an increase in financial expenses of $19,088 and an increase in loss on change in fair value of derivative of $1,972,588.

INCOME TAXES

Income tax expenses was $1,474,618 for the three months ended June 30, 2009, as compared to $415,458 of income tax income for the three months ended June 30, 2008, an increase of $1,890,076, mainly because of:

1. Increased income before income taxes resulted in increased income tax expenses of $685,141.

2. Decrease in average income tax rate resulted in decreased income tax expenses of $304,814.

3. The Company has received an income tax refund of $1,631,591 for domestic equipment purchased during the three months ended June 30, 2008, and there was no such tax refund in the same period of 2009.

4. China tax law adjustment caused a decrease in income tax expenses by $514,292.

5. Increase of accrued valuation allowance for the deferred tax assets caused an increase in income tax by $392,450.

NET INCOME

Net income was $8,730,000 for the three months ended June 30, 2009, as compared to $6,429,358 for the three months ended June 30, 2008, an increase of $2,300,642, or 35.8%, including an increase in income before income taxes of $4,190,718, or 69.7%, and an increase in income taxes expenses of $1,890,076.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Minority interests in the earnings of the Sino-foreign Joint-ventures amounted to $2,653,651 for the three months ended June 30, 2009, as compared to $1,685,003 for the three months ended June 30, 2008, an increase of $968,648, or 57.5%.

The Company owns different equity interests in eight Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these eight Sino-foreign joint ventures were consolidated in the Company’s financial statements as of June 30, 2009 and 2008. The Company records the non-controlling interests' share in the earnings of the respective Sino-foreign joint ventures for each period.

 In 2009, non-controlling interests increased significantly as compared to 2008, primarily due to the increase in Sino-foreign joint ventures’ net income.

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS

Net income was $6,076,349 for the three months ended June 30, 2009, as compared to a net income of $4,744,355 for the three months ended June 30, 2008, an increase of $1,331,994, or 28.1%, mainly due to the increase in Sino-foreign joint ventures’ net income.

SIX MONTHS ENDED JUNE 30, 2009 AND 2008:

NET SALES:

Net sales were $107,181,725 for the six months ended June 30, 2009, as compared to $87,975,383 for the six months ended June 30, 2008, an increase of $19,206,342, or 21.8%, due to the following factors:

(1) Increases in the income of Chinese residents and the growth of consumption led to an increase in the sales of passenger vehicles and an increase in the Company’s sales of steering gear and pumps. As a result, sales of steering gear and pumps for domestic passenger vehicles for the six months ended June 30, 2009 were $71,062,195 and $11,413,767, as compared to $55,175,547 and $7,761,943 for the same period of 2008, an increase of $15,886,648 and $3,651,824, or 28.8% and 47.0%, respectively.

(2) As a result of the global financial crisis, although China's economy began to grow commencing April 2009, the cumulative economic decline from January to March exceeded such growth from April to June, leading to a decrease in sales of commercial vehicles and the resultant decrease in the Company’s sales of steering gear and accessories. For the six months ended June 30, 2009, sales of steering gear and accessories for commercial vehicles was $24,402,962, as compared to $24,834,399 for the same period of 2008, a decrease of $431,437, or 1.7%.

(3) The Company has raised the technological contents in, and production efficiency of, its products as a result of technological improvement to its production lines, allowing the Company to reduce costs and, correspondingly, its sales prices which led to increased sales volumes.

GROSS PROFIT

For the six months ended June 30, 2009, gross profit was $30,699,563, as compared to $26,675,374 for the six months ended June 30, 2008, an increase of $4,024,189, or 15.1%.

The increase of sales volume contributed to an increase of $7,402,181 in gross profit, the decrease of selling prices contributed to a decrease of $5,262,035 in gross profit, while the decrease in unit cost resulted in an increase of $1,884,043 in gross profit.

Gross margin was 28.6% for the six months ended June 30, 2009, a decrease of 1.7% from 30.3% for the same period of 2008, primarily due to a decrease in unit selling price. The Company plans to take the following measures in the remaining six months of 2009 to increase gross profit levels and to meet its yearly gross margin target of not less than 28%.

1. Reduce manufacturing costs by optimizing product design and production techniques. During 2009, the Company’s technical personnel will improve product design and production techniques to reduce wastage in the production process and improve manufacturing efficiency, thus reducing costs. The Company estimates its manufacturing costs will be reduced by 20% as compared to 2008 as a result of the optimized product design and production techniques.

2. Reduce purchase costs by decreasing materials price. During 2009, the Company projects to reduce materials price by 5% to 10%.

GAIN ON OTHER SALES

Gain on other sales consists of net amount retained from sales of materials and other assets. For the six months ended June 30, 2009, gain on other sales was $239,626, as compared to $251,900 for the same period of 2008, a decrease of $12,274, or 4.9%, mainly due to decreased sales of materials.

SELLING EXPENSES

Selling expenses were $6,175,467 for the six months ended June 30, 2009, as compared to $5,412,176 for the same period of 2008, an increase of $763,291, or 14.1%. Material increases were transportation expenses, warranty and rental expenses.

The increase in transportation expenses was due to an increase in China’s gasoline price and a substantial increase in sales volumes.

The increase in warranty expenses was due to a substantial increase in sales volumes. Accordingly, the Company accrued more warranty expenses.

The increase in rental expenses was due to a substantial increase in sales volumes, which led to an increase in product warehouses and offices.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $4,048,032 for the six months ended June 30, 2009, as compared to $5,767,783 for the same period of 2008, a decrease of $1,719,751, or 29.8%. Material decreases were supplies expenses, listing expenses and reversal of bad debts provision.

The decrease in supplies expenses was due to large expenses incurred in the six month period ending June 30, 2008 in preparation for building a new subsidiary, and there was no corresponding amount in the same period of 2009.

The Company accrues provisions for bad debts according to the aging of its accounts receivables. For the six months ended June 30, 2009, the aging of the accounts receivable was improved over the similar period in 2008.

The decrease in listing expenses was a result of the worldwide financial turmoil as the Company decreased its investing and financing activities during the six months ended June 30, 2009. As a result, there were less attorney and consulting fees. Compared with the same period of 2008, the Company paid more attorney and consulting fees for issuance of its $35,000,000 convertible notes, and its acquisition of 35.5% equity of Henglong, one of the Company’s Joint-ventures.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $884,148 for the six months ended June 30, 2009, as compared to $738,973 for the six months ended June 30, 2008, an increase of $145,175, or 19.6%, as a result of the commencement of certain new product research and development programs early in 2009 and more R&D personnel required.

DEPRECIATION AND AMORTIZATION EXPENSE

For the six months ended June 30, 2009, the depreciation and amortization expense, excluding those recorded in cost of sales, was $1,078,754, as compared to $2,745,791 for the six months ended June 30, 2008, a decrease of $1,667,037, or 60.7%, as a result of the fact that certain fixed assets of the Company have been fully depreciated.

INCOME FROM OPERATIONS

Income from operations was $18,752,788 for the six months ended June 30, 2009, as compared to $12,262,551 for the six months ended June 30, 2008, an increase of $6,490,237, or 52.9%, including an increase of $4,024,189, or 15.1%, in gross profit, a decrease of $12,274, or 4.9%, in gain on other sales, and a decrease of $2,478,322, or 16.9%, in operating expenses.

OTHER INCOME

Other income was $199,459 for the six months ended June 30, 2008, primarily attributable to government subsidies. There was no such income in the same period in 2009.

Whether or not a government subsidy can be classified as other income depends on whether the company’s technological improvement has achieved its expected goal of production expansion and quality enhancement.

FINANCIAL EXPENSES

Financial expenses were $917,708 for the six months ended June 30, 2009, as compared $438,447 for the six months ended June 30, 2008, an increase of $479,261, primarily due to a decrease of foreign currency exchange gain, a decrease in convertible note interest expense, and an increase in amortization for discount of convertible note.

 LOSS ON CHANGE IN FAIR VALUE OF DERIVATIVE

Loss on change in fair value of derivative was $2,538,283 for the six months ended June 30, 2009, as compared to a gain of $995,153 for the same period of 2008, an increase of $3,533,436.

As a result of the recent worldwide financial turmoil, the Company’s stock Weighted Average Price(WAP) for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187, which is less than 45% of the Conversion Price in effect of the Issuance Date, as adjusted, the “ WAP Default” (see Note 12), thus led to more interest and penalty connected to convertible note payable by the Company, which resulted in an increase of the fair value of derivative liabilities.

INCOME BEFORE INCOME TAXES

Income before income taxes was $15,296,797 for the six months ended June 30, 2009, as compared to $13,018,716 for the six months ended June 30, 2008, an increase of $2,278,081, or 17.5%, including an increase in income from operations of $6,490,237, a decrease in other income of $199,459, an increase in financial expenses of $479,261 and netting off against the increase in loss on change in fair value of derivative of $3,533,436.

INCOME TAXES

Income tax expenses was $2,924,288 for the six months ended June 30, 2009, as compared to $408,937 for the six months ended June 30, 2008, an increase of $2,515,351, mainly because of:

1. Increased income before income taxes resulted in increased income tax expenses of $370,105.

2. Decreases in average income tax rates resulted in decreased income tax expenses of $711,438.

3. The Company has received an income tax refund of $1,899,435 for domestic equipment purchased during the six months ended June 30, 2008, and there was no such tax refund in the same period of 2009.

4. China tax law adjustment caused a decrease in income tax expenses by $156,493.

5. Increase of accrued valuation allowance for the deferred tax assets caused an increase in income tax by $1,113,742.

NET INCOME

Net income was $12,372,509 for the six months ended June 30, 2009, as compared to a net income of $12,609,779 for the six months ended June 30, 2008, a decrease of $237,270, or 1.9%, including an increase in income before income taxes of $2,278,081, and an increase in income taxes expenses of $2,515,351.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Minority interests in the earnings of the Sino-foreign Joint-ventures amounted to $4,037,348 for the six months ended June 30, 2009, as compared to $3,435,250 for the six months ended June 30, 2008, an increase of $602,098, or 17.5%.

The Company owns different equity interests in eight Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these eight Sino-foreign joint ventures were consolidated in the Company’s financial statements as of June 30, 2009 and 2008. The Company records the non-controlling interests' share in the earnings of the respective Sino-foreign joint ventures for each period.

 In 2009, non-controlling interests increased significantly as compared to 2008, primarily due to the increase in Sino-foreign joint ventures’ net income.

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS

Net income was $8,335,161 for the six months ended June 30, 2009, as compared to $9,174,529 for the six months ended June 30, 2008, a decrease of $839,368, or 9.1%, mainly due to the increase in loss in fair value of derivative.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources and use of cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and notes and internally generated cash. As of June 30, 2009, the Company had cash and cash equivalents of $39,555,309, as compared to $28,431,206 as of June 30, 2008, an increase of $11,124,103, or 39.1%.

The Company had working capital of $48,706,834 as of June 30, 2009, as compared to $69,960,683 as of June 30, 2008, a decrease of $21,253,849, or 30.4%.

Financing activities:

For the Company’s bank loans and banker’s acceptance bill facilities, the Company’s banks require the Company to sign documents to repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, it can extend such one year facilities for another year.

The Company had bank loans maturing in less than one year of $8,782,330 and bankers’ acceptances of $24,132,438 as of June 30, 2009.

The Company currently expects to be able to obtain similar bank loans and bankers’ acceptance bills in the future if it can provide adequate mortgage security following the termination of the above mentioned agreements (See the table in section (a) Bank loan). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptance bills will be devalued by approximately $7,552,179. If the Company wishes to obtain the same amount of bank loans and banker's acceptance bills, it will have to provide $7,552,179 additional mortgages as of the mature date of such agreements (See the table in section (a) Bank loan). The Company still can obtain a reduced line of credit with a reduction of $3,643,419, which is 48% (the mortgage rates) of $7,552,179, if it cannot provide additional mortgages. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity.

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

As a result of the recent worldwide financial turmoil, the Company’s stock’s WAP for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187. On March 17, 2009, the Company delivered two WAP Default notices to the Convertible Note holders. On March 27, 2009, the Company received a letter dated March 26, 2009 via fax from YA Global, one of the Convertible Note holders, electing to require the Company to redeem all the three Convertible Notes it held in the total principal amount of $5,000,000, together with interest, late charges, if any, and the Other Make Whole Amount as defined in Section 5(d) of the Convertible Notes. After negotiation, on April 15, 2009, the Company paid YA Global $5,041,667 for the total principal amount ($5,000,000), together with interest and late charges, if any. YA Global has waived its entitlement to the Other Make Whole Amount.

Following the WAP Default notices, the Company received a letter from the provisional liquidator acting on behalf of LBCCA, the “LBCCA Liquidator”, requesting that it be granted an extension of time until April 24, 2009 to consider its rights under the Convertible Notes.  The Company has granted an extension to April 15, 2009.  The LBCCA Liquidator further requested another extension to April 24, 2009.  On April 24, 2009, LBCCA’s lawyers sent three Holder Redemption Notices via fax electing to redeem the entire outstanding principal of $30,000,000, together with interest, late charges, if any, and the Other Make Whole Amount, to be paid on July 23, 2009.  The Company has discussed settlement with the LBCCA Liquidator, and on or about July 22, 2009, the Company and the LBCCA Liquidator reached an agreement to extend the applicable holder mandatory redemption date for two months from July 23, 2009 to September 23, 2009 in order to give more time to the Company and the LBCCA Liquidator to pursue settlement discussion.

The Company’s ability to redeem the Convertible Notes and meet its payment obligations depends on its cash position and its ability to refinance or generate significant cash flow, which is subject to general economic, financial and competition factors and other factors beyond the Company’s control. The Company cannot assure you that it has sufficient funds available or will be able to obtain sufficient funds to meet its payment obligations under the Convertible Notes, and the Company’s redemption of the Convertible Notes would result in a material adverse effect on its liquidity and capital resources, business, results of operations or financial condition.

 (a) Bank loans

As of June 30, 2009, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Due Date	Amount available	Amount Borrowed
Comprehensive credit facilities	Bank of China	Dec-09	$8,685,726	$6,264,729
Comprehensive credit facilities	China Construction Bank	Oct-09	9,353,181	4,830,281
Comprehensive credit facilities	Shanghai Pudong Development Bank	Oct-09	7,353,645	4,782,857
Comprehensive credit facilities	Jingzhou Commercial Bank	Oct-09	11,446,538	4,830,867
Comprehensive credit facilities	Industrial and Commercial Bank of China	Sep-09	2,927,443	1,798,914
Comprehensive credit facilities	Bank of Communications Co., Ltd	Sep-09	3,337,285	2,385,866
Comprehensive credit facilities	China Merchants Bank	Sep-09	2,195,582	4,208,990
Comprehensive credit facilities	China CITIC Bank	Jul -09	6,807,248	2,348,541
Comprehensive credit facilities	Guangdong Development Bank	Oct-09	1,463,722	1,463,722
Total			$53,570,370	$32,914,767

The Company may request banks to issue notes payable or bank loans within its credit line using a 364-day revolving line.

The Company refinanced its short-term debt during early 2009 at annual interest rates of 4.86% to 6.66%, and for terms of six to twelve months. Pursuant to the refinancing arrangement, the Company pledged $30,567,846 of equipment, $5,334,489 of land use rights and $3,177,816 of buildings as security for its comprehensive credit facility with the Bank of China; pledged $2,105,054 of land use rights and $11,392,532 of buildings as security for its comprehensive credit facility with Shanghai Pudong Development Bank; pledged $5,863,884 of land use rights and $7,455,433 of equipment as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; pledged $1,575,707 of land use rights and $1,064,522 of buildings as security for its comprehensive credit facility with Industrial and Commercial Bank of China; pledged $1,463,143 of accounts receivable, $7,034,062 of land use rights and $3,660,990 of buildings as security for its comprehensive credit facility with China Construction Bank; pledged $2,985,764 of land use rights and $4,252,217 of buildings as security for its comprehensive credit facility with China CITIC Bank; pledged $3,465,792 of land use rights and $1,920,101 of buildings as security for its comprehensive credit facility with China Merchants Bank; pledged $4,151,801 of land use rights and $2,341,907 of buildings as security for its comprehensive credit facility with Bank of Communications Co., Ltd,; pledged $1,463,722 of accounts receivable as security for its comprehensive credit facility with Guangdong Development Bank.

(b) Financing from investors:

On February 15, 2008, the Company sold $30,000,000 and $5,000,000 convertible notes to Lehman Brothers Commercial Corporation Asia Limited, LBCCA, and YA Global Investments, L.P., YA Global, respectively, with a scheduled maturity date of February 15, 2013 and an initial conversion price for conversion into the Company’s common stock of $8.8527 per share.

On April 15, 2009, the Company has paid YA Global $5,041,667 for the total principal amount ($5,000,000), together with interest, late charges, if any. YA Global has waived its entitlement to the Other Make Whole Amount.

On April 24, 2009, the provisional liquidator acting on behalf of Lehman Brothers Commercial Corporation Asia Limited, the “LBCCA Liquidator”, the other Convertible Note holder, notified the Company to redeem the entire outstanding principal of $30,000,000, together with interest, late charges, if any, and the Other Make Whole Amount, to be paid on July 23, 2009. The Company has discussed settlement with the LBCCA Liquidator, and on or about July 22, 2009, the Company and the LBCCA Liquidator reached an agreement to extend the applicable holder mandatory redemption date for two months from July 23, 2009 to September 23, 2009 in order to give more time to the Company and the LBCCA Liquidator to pursue settlement discussion.

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term bank loan	$8,782,330	$8,782,330	$-	$-	$-
Notes payable	24,132,438	24,132,438	-	-	-
Convertible notes payable	30,000,000	30,000,000	-	-	-
Other contractual purchase commitments, including information technology	7,913,877	6,069,775	1,734,102	110,000	-
Total	$70,828,645	$68,984,543	$1,734,102	$110,000	$-

Short-term bank loans:

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of June 30, 2009:

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of Payment	Amount Payable on Due Date
Bank of China	Working Capital	31-Oct-08	1	6.66%	Pay monthly	31-Oct-09	$2,195,582
China Construction Bank	Working Capital	29-Dec-08	1	5.31%	Pay monthly	29-Dec-09	2,927,444
China Merchants Bank	Working Capital	5-May-09	0.9	5.31%	Pay monthly	5-Apr-10	2,195,582
Guangdong Development Bank	Working Capital	24-Apr-09	0.5	4.86%	Pay monthly	24-Oct-09	1,463,722
Total							$8,782,330

The Company must use the loans for the purposes described in the table. If the Company fails, it will be charged a penalty interest at 100% of the specified loan rate. The Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged a compound interest at the specified rate. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of June 30, 2009, and will continue to comply with them.

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of June 30, 2009:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	Jul-09	$3,195,304
Working Capital	3-6	Aug-09	2,908,269
Working Capital	3-6	Sep-09	6,262,679
Working Capital	3-6	Oct-09	3,564,602
Working Capital	3-6	Nov-09	5,056,778
Working Capital	3-6	Dec-09	3,144,806
Total			$24,132,438

The Company must use the loan for the purposes described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment to the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of June 30, 2009, and will continue to comply with them.

The Company had approximately $7,583,877 of capital commitments as of June 30, 2009, arising from equipment purchases for expanding production capacity. The Company intends to disperse $5,959,775 in the remaining six months of 2009 using its working capital. Management believes that it will not have a material adverse effect on the Company’s liquidity.

Cash flows:

(a)	Operating activities

Net cash generated from operations during the six months ended June 30, 2009 was $15,763,414, compared to $2,753,149 for the same period of 2008, an increase of $13,010,265.

Similar to the same period of 2008, the cash outflows from operating activities were primarily due to increases in accounts  receivable.

During the six months ended June 30, 2009, cash outflow increased by about $18,980,000 owing to increased accounts receivable, mainly due to increased sales volumes in the three months ended June 30,2009, compared to the same period of 2008, an increased of 34.4%. The credit terms on sale of goods between customers and the Company generally range from 3 - 4 months, which resulted in increased accounts receivable as sales increased. This is a normal capital circulation and the Company believes that it will not have a material adverse effect on future cash flows.

(b)	Investing activities

The Company expended net cash of $6,259,142 in investment activities during the six months ended June 30, 2009, compared with $17,987,138 during the same period of 2008, a decrease of $11,727,996, mainly due to:

During the six months ended June 30, 2008, the Company paid $10,000,000 cash to purchase minority shareholder’s equity of Henglong, but there were no such activity in the same period of 2009.

Similar to 2008, the Company invested cash for equipment purchases and building facility to expand production to meet market needs. Cash used for equipment purchases and building facility during the six months ended June 30, 2009 and 2008 were $6,341,035 and $7,573,715, respectively.

(c)	Financing activities

During the six months ended June 30, 2009, the Company expended net cash of $7,076,945 in financing activities, as compared to obtaining net cash of $22,655,046 through financing activities for the same period of 2008, a decrease of $29,731,991 as a result of the following factors:

During the six months ended June 30, 2008, the Company sold $30,000,000 and $5,000,000 of convertible notes to Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P., respectively. During the same period in 2009, there is no such financing activity.

The Company repaid YA Global $5,000,000 for its convertible notes during the six months ended June 30, 2009.

The Company acquired bank loans of $1,465,006 during the six months ended June 30, 2009, compared to the six months ended June 30, 2008 where the Company repaid bank loans of $7,564,564.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2009 and 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual payment obligations and commitments as of June 30, 2009:

	Payment Obligations by Period
	2009 (a)	2010	2011	2012	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$110,000	$-	$-	$330,000
Obligations for purchasing agreements	5,959,775	1,624,102	-	-	-	7,583,877
Total	$6,069,775	$1,734,102	$110,000	$-	$-	$7,913,877

(a)	Remaining 6 months in 2009

SUBSEQUENT EVENTS

None

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T	CONTROLS AND PROCEDURES

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

( b )  CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

As of June 30, 2009, approximately 10.6% of the Company’s sales were to Zhejiang Geely Holding Co., Ltd, approximately 10.5% were to Brilliance China Automotive Holdings Limited, approximately 13.0% were to Xi’an BYD Electric Car Co., Ltd,; approximately 12.9% were to Chery Automobile corporation Limited and approximately 12.1% were to Beiqi Foton Motor Co., Ltd, the Company’s five largest customers. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

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

The Company faces early redemption from Convertible Note Holders and if it is not able to settle or raise capital quickly to redeem, it may result in a material adverse effect on the Company’s liquidity, capital resources, business, results of operations or financial condition.

In February 2008, the Company sold to two accredited institutional investors, Lehman Brothers Commercial Corporation Asia Limited and YA Global Investments, L.P., YA Global, $35, 000,000 of convertible debt, the “Convertible Notes”, with a scheduled maturity date of February 15, 2013. Pursuant to the terms of the Convertible Notes, among others, if the Weighted Average Price (WAP) for twenty (20) consecutive trading days is less than $3.187 at any time following February 15, 2009, the “WAP Default”, the Convertible Note holders , at their sole discretion, can require the Company redeem all or any portion of their Convertible Notes by delivering written redemption notice to the Company within five (5) business days after the receipt of the Company’s notice of the WAP Default. As a result of the recent worldwide financial turmoil, the Company’s stock’s WAP for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187. On March 17, 2009, the Company delivered the WAP Default notice to the Convertible Note holders.

On March 27, 2009, the Company received a letter from YA Global, one of the Convertible Note holders, electing to require the Company to redeem all the three Convertible Notes it held in the total principal amount of $5,000,000, together with interest, late charges, if any, and the Other Make Whole Amount as defined in Section 5(d) of the Convertible Notes. After negotiation, the Company and YA Global reached a settlement agreement on April 8, 2009 whereby the Company paid a redemption amount of $5,041,667 for the total principal amount, together with interest and late charges, if any to YA Global on April 15, 2009 and YA Global waived its entitlement to the Other Make Whole Amount.

Following the WAP Default notices, the Company received a letter from the provisional liquidator acting on behalf of Lehman Brothers Commercial Corporation Asia Limited, the “LBCCA Liquidator”, the other Convertible Note holder, requesting that it be granted an extension of time until April 24, 2009 to consider its rights under the Convertible Notes. The Company has granted an extension to April 15, 2009. The LBCCA Liquidator further requested another extension to April 24, 2009.  On April 24, 2009, LBCCA’s lawyers sent three Holder Redemption Notices via fax electing to redeem the entire outstanding principal of $30,000,000, together with interest, late charges, if any, and the Other Make Whole Amount, to be paid on July 23, 2009. The Company has discussed settlement with the LBCCA Liquidator, and on or about July 22, 2009, the Company and the LBCCA Liquidator reached an agreement to extend the applicable holder mandatory redemption date for two months from July 23, 2009 to September 23, 2009 in order to give more time to the Company and the LBCCA Liquidator to pursue settlement discussion.

The Company’s ability to settle or redeem the LBCCA Notes and meet its payment obligations depends on its cash position and its ability to refinance or generate significant cash flow, which is subject to general economic, financial and competition factors and other factors beyond its control. It is uncertain whether the Company can raise sufficient capital to redeem via borrowing or issuance of additional stock as the world economic and financial conditions remain unsettled. The Company cannot assure you that it has sufficient funds available or will be able to obtain sufficient funds to meet its payment obligations under the LBCCA Convertible Notes, and the Company’s redemption would result in a material adverse effect on its liquidity, capital resources, business, results of operations or financial condition.

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: August 12, 2009	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: August 12, 2009	By:	/s/ Jie Li
Jie Li
Chief Financial Officer