Form 10-Q
period 2009-09-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2009-11-12
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
   (Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
Or
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
Yes  ☐    No  ☒

As of September 30, 2009, the Company had 26,984,744 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.
INDEX

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2009	2008
Net product sales, including $1,384,458 and $967,591 to related parties for the three months ended September 30, 2009 and 2008	$64,654,369	$36,936,755
Cost of product sold, including $3,477,109 and $1,783,822 purchased from related parties for the three months ended September 30, 2009 and 2008	47,015,047	27,058,532
Gross profit	17,639,322	9,878,223
Add: Gain on other sales	284,234	343,326
Less: Operating expenses-
Selling expenses	4,334,443	2,309,064
General and administrative expenses	2,739,886	2,060,675
R&D expenses	531,383	665,552
Depreciation and amortization	663,408	1,488,842
Total Operating expenses	8,269,120	6,524,133
Income from operations	9,654,436	3,697,416
Add: Other income, net (note 22)	-	123,167
Financial income (expenses) net (note 23)	(401,121)	(446,261)
Gain on change in fair value of derivative (note 24)	3,129,794	677,417
Income before income taxes	12,383,109	4,051,739
Less: Income taxes (note 25)	1,789,836	309,480
Net income	$10,593,273	$3,742,259
Net income attributable to noncontrolling interests	2,036,762	983,480
Net income attributable to common shareholders	$8,556,511	$2,758,779
Net income per common share attributable to common shareholders -
Basic (note 26)	$0.32	$0.10
Diluted (note 26)	$0.28	$0.09
Weighted average number of common shares outstanding –
Basic	26,983,717	26,983,244
Diluted	31,412,485	31,431,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Nine Months Ended September 30,
	2009	2008
Net product sales, including $3,257,716 and $3,766,078 to related parties for the nine months ended September 30, 2009 and 2008	$171,836,094	$124,912,138
Cost of product sold, including $8,463,331 and $6,387,212 purchased from related parties for the nine months ended September 30, 2009 and 2008	123,497,209	88,358,541
Gross profit	48,338,885	36,553,597
Add: Gain on other sales	523,860	595,226
Less: Operating expenses-
Selling expenses	10,509,910	7,721,240
General and administrative expenses	6,787,918	7,828,458
R&D expenses	1,415,531	1,404,525
Depreciation and amortization	1,742,162	4,234,633
Total Operating expenses	20,455,521	21,188,856
Income from operations	28,407,224	15,959,967
Add: Other income, net (note 22)	-	322,626
Financial income (expenses) net (note 23)	(1,318,829)	(884,708)
Gain on change in fair value of derivative (note 24)	591,511	1,672,570
Income before income taxes	27,679,906	17,070,455
Less: Income taxes (note 25)	4,714,124	718,417
Net income	$22,965,782	$16,352,038
Net income attributable to noncontrolling interests	6,074,110	4,418,730
Net income attributable to common shareholders	$16,891,672	$11,933,308
Net income per common share attributable to common shareholders -
Basic (note 26)	$0.63	$0.47
Diluted (note 26)	$0.58	$0.45
Weighted average number of common shares outstanding –
Basic	26,983,402	25,272,884
Diluted	31,627,696	28,734,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2009	2008
Net income	$10,593,273	$3,742,259
Other comprehensive income:
Foreign currency translation gain (loss)	38,176	781,552
Comprehensive income	$10,631,449	$4,523,811
Comprehensive income attributable to non-controlling interests	2,047,034	1,102,557
Comprehensive income attributable to common shareholders	$8,584,415	$3,421,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Nine Months Ended September 30,
	2009	2008
Net income	$22,965,782	$16,352,038
Other comprehensive income:
Foreign currency translation gain (loss)	(164,153)	6,878,591
Comprehensive income	$22,801,629	$23,230,629
Comprehensive income attributable to non-controlling interests	6,093,502	5,900,024
Comprehensive income attributable to common shareholders	$16,708,127	$17,330,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$45,894,475	$37,113,375
Pledged cash deposits (note 3)	9,252,284	6,739,980
Accounts and notes receivable, net, including $2,940,878 and $1,285,110 from related parties at September 30, 2009 and December 31, 2008 (note 4)	131,518,363	96,424,856
Advance payments and other, including $256,880 and $9,374 to related parties at September 30, 2009 and December 31, 2008	2,038,161	1,442,614
Inventories (note 6)	29,388,926	26,571,755
Total current assets	$218,092,209	$168,292,580
Long-term Assets:
Property, plant and equipment, net (note 7)	$58,226,765	$51,978,905
Intangible assets, net (note 8)	673,054	504,339
Other receivables, net, including $869,318 and $903,674 from related parties at September 30, 2009 and December 31, 2008 (note 5)	1,214,876	1,349,527
Advance payments for property, plant and equipment, including $2,739,564 and $2,473,320 to related parties at September 30, 2009 and December 31, 2008	2,826,235	6,459,510
Long-term investments	79,075	79,010
Deferred income tax assets (note 9)	2,916,305	2,383,065
Total assets	$284,028,519	$231,046 ,936
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans (note 10)	$9,518,231	$7,315,717
Accounts and notes payable, including $1,849,590 and $1,097,642 to related parties at September 30, 2009 and December 31, 2008 (note 11)	89,332,480	59,246,043
Convertible notes payable (note 12)	-	32,922,077
Derivative liabilities (note 13)	-	1,502,597
Customer deposits	552,519	236,018
Accrued payroll and related costs	3,064,192	2,715,116
Accrued expenses and other payables(note 14)	14,971,228	12,460,784
Accrued pension costs (note 15)	3,863,194	3,806,519
Taxes payable (note 16)	9,254,273	5,717,438
Amounts due to shareholders/directors (note 17)	50,034	337,370
Total current liabilities	$130,606,151	$126,259,679
Long-term liabilities:
Convertible notes payable (note 12)	28,534,712	-
Derivative liabilities (note 13)	913,063	-
Advances payable (note 18)	233,914	234,041
Total liabilities	$160,287,840	$126,493,720
Related Party Transactions and balances (note 28)
Commitments and contingencies (note 29)
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares Issued and outstanding – None	$-	$-
Common stock, $0.0001 par value - Authorized - 80,000,000 Shares Issued and Outstanding - 26,984,744 shares at September 30, 2009 and 26,983,244 shares at December 31, 2008 (note 19)	2,698	2,698
Additional paid-in capital (note 19)	27,353,646	27,148,206
Retained earnings-
Appropriated	8,324,533	7,525,777
Unappropriated	52,119,432	36,026,516
Deferred stock compensation (note 20)	(375,039)	(500,052)
Accumulated other comprehensive income	10,943,960	11,127,505
Non-controlling interests (note 21)	25,371,449	23,222,566
Total stockholders' equity	$123,740,679	$104,553,216
Total liabilities and stockholders' equity	$284,028,519	$231,046,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Period Ended September 30, 2009 (unaudited) and December 31, 2008

							Accumulated
	Common Stock		Additional			Deferred	Other
		Par	Paid-in	Retained Earnings		stock	Comprehensive	Non-controlling
	Shares	Value	Capital	Appropriated	Unappropriated	Compensation	Income (Loss)	Interests	Total
Balance at January 1, 2008	23,959,702	$2,396	$30,125,951	$7,525,777	$23,591,275	$-	$5,989,463	$23,166,270	$90,401,132
Net income for the year ended December 31, 2008	-	-	-	-	12,435,241	-	-	5,071,408	17,506,649
Foreign currency translation gain	-	-	-	-	-	-	5,138,042	1,432,977	6,571,019
Capital contribution	-	-	-	-	-	-	-	745,723	745,723
Issuance of common stock	3,023,542	302	22,089,698	-	-	-	-	-	22,090,000
Issuance of stock options to independent directors and management	-	-	845,478	-	-	(500,052)	-	-	345,426
Payment for acquisition of 35.5% Henglong’s equity	-	-	(25,912,921)	-	-	-	-	(6,177,079)	(32,090,000)
Dividend distribution	-	-	-	-	-	-	-	(1,016,733)	(1,016,733)
Balance at December 31, 2008	26,983,244	$2,698	$27,148,206	$7,525,777	$36,026,516	$(500,052)	$11,127,505	$23,222,566	$104,553,216
Net income for the nine months ended September 30, 2009	-	-	-	-	16,891,672	-	-	6,074,110	22,965,782
Foreign currency translation gain (loss)	-	-	-	-	-	-	(183,545)	19,392	(164,153)
Exercise of stock options	1,500		8,790						8,790
Grant of stock options			196,650						196,650
Amortization for stock-based compensation	-	-	-	-	-	125,013	-	-	125,013
Dividend distribution	-	-	-	798,756	(798,756)	-	-	(3,944,619)	(3,944,619)
Balance at September 30, 2009	26,984,744	$2,698	$27,353,646	$8,324,533	$52,119,432	$(375,039)	$10,943,960	$25,371,449	$123,740,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$22,965,782	$16,352,038
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Stock-based compensation	321,663	95,400
Depreciation and amortization	5,940,068	7,320,365
Allowance for doubtful accounts (Recovered)	(1,484,680)	70,303
Deferred income taxes assets	(531,244)	(582,746)
Amortization for discount of convertible note payable	612,635	302,771
(Gain) loss on change in fair value of derivative	(591,511)	(1,672,570)
Other operating adjustments	(226,916)	(11,054)
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	(2,505,479)	(4,188,067)
Accounts and notes receivable	(33,727,451)	(12,353,480)
Advance payments and other	(593,563)	(703,006)
Inventories	(2,794,500)	(8,253,097)
Accounts and notes payable	30,025,373	8,678,459
Customer deposits	316,133	19,248
Accrued payroll and related costs	346,723	29,914
Accrued expenses and other payables	2,685,922	1,049,671
Accrued pension costs	53,613	(126,889)
Taxes payable	3,528,700	(1,536,750)
Advances payable	(317)	(126,834)
Net cash provided by operating activities	$24,340,951	$4,363,676
Cash flows from investing activities:
(Increase) decrease in other receivables	125,815	(385,893)
Cash received from equipment sales	678,132	143,672
Cash paid to acquire property, plant and equipment	(8,814,876)	(9,463,155)
Cash paid to acquire intangible assets	(321,671)	(117,064)
Cash paid for the acquisition of 35.5% of Henglong	-	(10,000,000)
Net cash (used in) investing activities	$(8,332,600)	$(19,822,440)
Cash flows from financing activities:
Proceeds from (repayment of) bank loans	2,197,177	(9,030,840)
Dividends paid to the non-controlling interest holders of Joint-venture companies	(4,176,583)	(5,159,657)
(Decrease) in amounts due to shareholders/directors	(287,854)	(78,857)
Proceeds on exercise of stock options	8,790	-
Capital contribution from the non-controlling interest holders of Joint-venture companies	-	745,723
Proceeds on issuance of convertible note payable	-	35,000,000
Repayment of convertible note payable	(5,000,000)	-
Net cash provided by (used in) financing activities	$(7,258,470)	$21,476,369
Cash and cash equivalents effected by foreign currency	$31,219	$1,683,815
Net increase in cash and cash equivalents	8,781,100	7,701,420
Cash and cash equivalents at beginning of period	37,113,375	19,487,159
Cash and cash equivalents at end of period	$45,894,475	$27,188,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Nine Months Ended September 30,
	2009	2008
Cash paid for interest	$1,217,604	$1,169,852
Cash paid for income taxes	$3,113,660	$2,333,676

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Nine Months Ended September 30,
	2009	2008

Acquisition of 35.5% of Henglong from the minority shareholder on a cashless basis	$-	$(22,090,000)
Liability resulting from issuance of common stock to acquire 35.5% of Henglong's equity	-	22,090,000
Issuance of warrants to purchase common stock	-	798,626
Derivative liabilities	-	1,703,962
Warrants and derivative liabilities for issuance of Convertible Debt are considered as discount of Convertible Debt.	$-	$(2,502,588)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months and Nine Months Ended September 30, 2009 and 2008

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

 The Company owns the following aggregate net interests in eight Sino-foreign joint ventures organized in the PRC as of September 30, 2009 and 2008.

Name of Entity	Percentage Interest
	September 30, 2009	September 30, 2008
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd., “Hengsheng”	100.00%	100.00%

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

2. Basis of Presentation and Significant Accounting Policies

(a) Basis of Presentation

Basis of Presentation - For the three months and nine months ended September 30, 2009 and 2008, the accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The subsidiaries include eight Sino-foreign Joint-ventures mentioned in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the nine months ended September 30, 2009 and 2008 respectively.

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

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

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

(b) Significant Accounting Policies

Recent Accounting Pronouncements- In June 2009, the Financial Accounting Standards Board (FASB) approved the “FASB Accounting Standards Codification” (“Codification”, “FASB ASC”) as the single source of authoritative generally accepted accounting principles (GAAP) and created a new Topic 105, Generally Accepted Accounting Principles, in the General Principles and Objective Section of the Codification. Topic 105 is effective for interim and annual periods ending after September 15, 2009, and its adoption did not have an impact on our financial condition or results of operations.

FASB ASC Topic 855, “Subsequent Events” establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. The adoption of Topic 855 did not have a material impact on the Company’s consolidated financial statements and disclosures.

Foreign Currencies - The Company maintains its books and records in Renminbi, “RMB”, the currency of the PRC, its functional currency. In accordance with guidance now incorporated in ASC Topic 830 (formerly FAS 52), foreign currency transactions in RMB are reflected using the temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period.

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

 In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 433,850 stock options under this plan, and there remain 1,766,150 stock options issuable in the future. As of September 30, 2009, the Company had 406,850 stock options outstanding.

The Company has adopted ASC Topic 718 (formerly SFAS 123R), “Accounting for Stock-Based Compensation”, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

Comprehensive Income - The Company has adopted ASC Topic 220 (formerly SFAS No. 130), “Reporting Comprehensive Income”. ASC Topic 220 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. ASC Topic 220 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

Financial instruments - Derivative financial instruments, as defined in ASC Topic 815 (formerly FAS 133), Accounting for Derivative Financial Instruments and Hedging Activities (ASC Topic 815), consist of financial instruments or other contracts that contain a notional amount and one or more underlying, e.g. interest rate, security price or other variable, require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into certain other financial instruments and contracts, such as debt financing arrangements that embody features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC Topic 815 (formerly FAS 133), these instruments are required to be carried as derivative liabilities, at fair value, in the Company’s financial statements.

Registration Payment Arrangements - The Company has entered into registration payment arrangements with certain investors that provide for the payment of damages for failures to register common shares underlying the investor’s financial instruments. ASC Topic 825 (formerly FASB Staff Position 00-19-2), Accounting for Registration Payment Arrangements, provides for the exclusion of registration payments, such as the liquidated damages, from the consideration of classification of financial instruments. Rather, such registration payments would be accounted for pursuant to ASC Topic 450 (formerly FASB No. 5), “Accounting for Contingencies”, which is the Company’s current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. The Company does not currently believe that damages are probable.

Fair Value Measurements - The Company has adopted the provisions of ASC Topic 820 (formerly SFAS 157), “Fair Value Measurements”, except as it applies to those nonfinancial assets and nonfinancial liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, FASB Staff delayed the effective date of ASC Topic 820 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Noncontrolling Interests in Consolidated Financial Statements - In December 2007, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly Statement of Financial Accounting Standards (“SFAS”) 160). The guidance clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of stockholders’ equity. This guidance was effective for the Company’s fiscal year beginning January 1, 2009. The Company has adopted this guidance in its consolidated financial statements for the period ended September 30, 2009.

3. Pledged cash deposits

Pledged as guarantee for its notes payable, the Company regularly pays some of its suppliers by bank notes. The Company has to deposit a cash deposit, equivalent to 10%- 40% of the face value of the relevant bank note, at a bank in order to obtain the bank note.

4. Accounts and notes receivable

The Company’s accounts receivable at September 30, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
Accounts receivable	$89,781,284	$60,345,494
Notes receivable	45,378,494	40,989,840
	135,159,778	101,335,334
Less: allowance for doubtful accounts	(3,641,415)	(4,910,478)
Balance at the end of the period	$131,518,363	$96,424,856

Notes receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The activity in the Company’s allowance for doubtful accounts during the nine months ended September 30, 2009 (unaudited) and the year ended December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
Balance at beginning of period	$4,910,478	$3,827,838
Amounts provided (recovered) during the period	(1,272,113)	841,078
Foreign currency translation gain	3,050	241,562
Balance at the end of the period	$3,641,415	$4,910,478

5. Other receivables

The Company’s other receivables at September 30, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
Other receivables	$1,885,305	$2,009,364
Less: allowance for doubtful accounts	(670,429)	(659,837)
Balance at the end of the period	$1,214,876	$1,349,527

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.

The activity in the Company’s allowance for doubtful accounts of other receivable during the nine months ended September 30, 2009 (unaudited) and the year ended December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
Balance at beginning of the period	$659,837	$652,484
Amounts provided (recovered) during the period	10,024	(41,264)
Foreign currency translation gain	568	48,617
Balance at the end of the period	$670,429	$659,837

6. Inventories

The Company’s inventories at September 30, 2009 (Unaudited) and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Raw materials	$10,589,303	$8,354,397
Work in process	6,911,057	4,466,720
Finished goods	13,632,738	14,826,961
	31,133,098	27,648,078
Less: provision for loss	(1,744,172)	(1,076,323)
Balance at the end of the period	$29,388,926	$26,571,755

7. Property, plant and equipment

The Company’s property, plant and equipment at September 30, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
Land use rights and buildings	$29,515,540	$27,416,977
Machinery and equipment	63,552,626	54,405,700
Electronic equipment	4,992,457	4,356,475
Motor vehicles	2,605,284	2,461,378
Construction in progress	660,238	1,007,415
	101,326,145	89,647,945
Less: Accumulated depreciation	(43,099,380)	(37,669,040)
Balance at the end of the period	$58,226,765	$51,978,905

Depreciation charge for the nine months ended September 30, 2009 and the year ended December 31, 2008 are $5,786,463 and $9,672,948 respectively.

8. Intangible assets

The activities in the Company’s intangible asset account at September 30, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
Balance at beginning of period	$504,339	$589,713
Add: additions during the period–
Patent technology	292,573	-
Management software license	29,098	125,550
Foreign currency translation gain	649	41,120
	826,659	756,383
Less: Amortization at end of the period	(153,605)	(252,044)
Balance at the end of the period	$673,054	$504,339

9. Deferred Income Tax Assets

In accordance with the provisions of ASC Topic 740 “Income Taxes”(formerly SFAS 109), the Company assesses, on a quarterly basis, its ability to realize its deferred tax assets. Based on the more likely than not standard in the guidance and the weight of available evidence, the Company believes a valuation allowance against its deferred tax assets is necessary. In determining the need for a valuation allowance, the Company considered the following significant factors: an assessment of recent years’ profitability and losses; the Company’s expectation of profits based on margins and volumes expected to be realized (which are based on current pricing and volume trends); the long period - ten years or more in all significant operating jurisdictions — before the expiry of net operating losses, noting further that a portion of the deferred tax asset is composed of deductible temporary differences that are subject to an expiry period until realized under tax law. The Company will continue to evaluate the provision of valuation allowance in future periods.

The components of estimated deferred income tax assets at September 30, 2009 (unaudited) and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
Losses carryforward (U.S.)	$3,411,308	$2,300,322
Losses carryforward (PRC)	355,042	287,285
Product warranties and other reserves	2,111,248	1,737,052
Property, plant and equipment	2,580,914	2,471,716
Bonus accrual	217,714	297,208
Other	285,555	154,348
	8,961,781	7,247,931
Valuation allowance *	(6,045,476)	(4,864,866)
Total deferred tax assets	$2,916,305	$2,383,065

*As of September 30, 2009, valuation allowance was $6,045,476, including $3,411,308 and $2,634,168 allowance for the Company’s deferred tax assets in the U.S. and allowance for the Company’s non-U.S. deferred tax assets. As of December 31, 2008, valuation allowance was $4,864,866, including $2,300,322 allowance for the Company’s deferred tax assets in the U.S. and $2,564,544 allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the U.S., the management believes that the deferred tax assets in the U.S. are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be utilized to offset future taxable income.

10. Bank loans

At September 30, 2009, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $9,518,231, with weighted average interest rate at 5.57% per annum. These loans are secured with some of the property and equipment of the Company, and are repayable within one year.

At December 31, 2008, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $7,315,717, with weighted average interest rate at 6.17% per annum. These loans are secured with some of the property and equipment of the Company and are repayable within one year.

11. Accounts and notes payable

The Company’s accounts and notes payable at September 30, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
Accounts payable	$61,183,044	$38,595,446
Notes payable	28,149,436	20,650,597
Balance at the end of the period	$89,332,480	$59,246,043

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

Since the Company’s stock Weighted Average Price for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187, which is less than 45% of the Conversion Price in effect of the Issuance Date, as adjusted, the “ WAP Default” , each Convertible Note holder had the right, at its sole discretion, to require that the Company redeem all or any portion of the Convertible Notes by delivering written redemption notice to the Company within five (5) business days after the receipt of the Company’s notice of the WAP Default.

On March 17, 2009, the Company delivered two WAP Default notices to the Convertible Note holders.  On March 27, 2009, the Company received a letter from YA Global, one of the Convertible Note holders, electing to require the Company to redeem all the three Convertible Notes it held in the total principal amount of $5,000,000, together with interest, late charges, if any, and the Other Make Whole Amount as defined in Section 5(d) of the Convertible Notes. After negotiation, the Company and YA Global reached a settlement agreement on April 8, 2009 and under the terms of the settlement agreement, the Company paid on April 15, 2009 a redemption amount of $5,041,667 to YA Global and YA Global waived its entitlement to the Other Make Whole Amount.

Following the WAP Default notices, the Company received a letter from the provisional liquidator acting on behalf of Lehman Brothers Commercial Corporation Asia Limited, the “LBCCA Liquidator”, the other Convertible Note holder, requesting an extension until April 24, 2009 to consider its rights under the Convertible Notes. The Company granted an extension to April 15, 2009. The LBCCA Liquidator further requested another extension to April 24, 2009.  On April 24, 2009, LBCCA’s lawyers sent three Holder Redemption Notices via fax electing to redeem the entire outstanding principal of $30,000,000, together with interest, late charges, if any, and the Other Make Whole Amount, to be paid on July 23, 2009. The Company discussed settlement with the LBCCA Liquidator, and on or about July 22, 2009, the Company and the LBCCA Liquidator agreed to extend the applicable holder mandatory redemption date for two months to September 23, 2009 to give more time to pursue settlement discussion. The Company received a letter dated September 22, 2009 from the LBCCA Liquidator stating that upon the Company’s acceptance of the revocation, all holder redemption notices dated April 24, 2009 shall be immediately revoked as if they were never issued, and the letter and the revocation did not purport to amend, restate or supplement any other terms and conditions under the three Notes and the Securities Purchase Agreement dated 1 February 2008 between the Company and LBCCA Liquidator. The Company accepted such revocation on September 23, 2009.

In connection with the Convertible Notes, the Company issued 1,317,864 detachable warrants, the “Warrants,” to purchase from the Company shares of common stock of the Company at the exercise price of $8.8527 per share. The Warrants are exercisable immediately and expired on February 15, 2009. The Warrants require net cash settlement in the event that there is a fundamental transaction, contractually defined as a merger, sale of substantially all assets, tender offer or share exchange. Due to this contingent redemption provision, in accordance with guidance now incorporated in ASC Topic 480 (formerly SFAS 150), the warrants require liability classification and must be recorded at fair value each reporting period. As of the issuance date, i.e., February 15, 2008, the fair value of warrants was $798,626, which was determined using the Black-Scholes option pricing model.

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

As indicated above, according to the terms of the convertible notes, the conversion price was reset to $7.0822 as of August 15, 2008 based on the weighted average price of the stock on that date.  In accordance with ASC Topic 470 (formerly EITF 00-27), a contingency feature that cannot be measured at inception of the instrument, should be recorded when the contingent event occurs.  Therefore, on the date of the reset, the difference in the number of indexed shares prior to the reset was compared to the indexed shares subsequent to the reset and this incremental number of shares was multiplied by the commitment date stock price to determine the incremental intrinsic value that resulted from the adjustment to the conversion price.  This difference was recorded in equity as a beneficial conversion feature (“BCF”) and the related discount reduced the carrying value of the note and is being amortized over the remaining life of the instrument.

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

On the date of inception, allocation of basis in the financing arrangement to the warrants and derivative liability has resulted in an original issue discount to the face value of the convertible notes in the amount of $2,502,588, which amount is subject to amortization over the Convertible Note’s term using the effective method. As of September 30, 2009, the amortization expense balance recorded by the Company was $1,037,300, including unamortized discount on the YA Global convertible note $276,448, which has been written off after its redemption. As the YA Global convertible note has been elected by its holder to be redeemed, the unamortized discount on the convertible note has been written off as expense on the redemption date.

13. Derivative liabilities

The Company has evaluated the convertible notes for terms and conditions that are not clearly and closely associated with the risks of the debt-type host instrument (see Note 12). Generally, such features require separation from the host contract and treatment as derivative financial instruments. Certain features, such as the conversion option, were found to be exempt. Other features, such as puts and redemption features were found to require bifurcation and recognition as derivative liabilities. These derivative liabilities are recognized initially at fair value, using forward cash-flow valuation techniques. As of February 15, 2008, the compound derivative value amounted to $1,703,962. This derivative will be adjusted to its estimated fair value at the completion of each reporting period until the debt arrangement is ultimately settled, converted or paid. As of September 30, 2009, the compound derivative value amounted to $913,063. The income from adjustment of fair value of compound derivative has been recorded in the income statement as gain or loss on change in fair value of derivative. (See note 12 and 24)

14. Accrued expenses and other payables

The Company’s accrued expenses and other payables at September 30, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
Accrued expenses	$3,014,704	$2,441,352
Other payables	1,841,950	1,690,046
Warranty reserves*	8,353,441	6,335,613
Dividend payable to non-controlling interest shareholders of Joint-ventures	1,761,133	1,991,796
Liabilities in connection with warrants**	-	1,977
Balance at the end of the period	$14,971,228	$12,460,784

*The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the nine months ended September 30, 2009 (unaudited) and the year ended December 31, 2008, the warranties activities were as follows:

	September 30, 2009	December 31, 2008
Balance at the beginning of period	$6,335,613	$4,919,491
Additions during the period-	5,807,096	5,861,782
Settlement within period, by cash or actual material	(3,795,373)	(4,797,457)
Foreign currency translation gain	6,105	351,797
Balance at end of period	$8,353,441	$6,335,613

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

In accordance with guidance now incorporated in ASC Topic 480 (formerly SFAS 150), it appears that the warrants require liability classification due to the possible cash redemption upon the event of an all cash acquisition. The FSP clarifies that warrants that contain any redemption features, including contingent redemption features, must be recorded as liabilities and marked to fair value each reporting period. As of the issuance date, i.e., February 15, 2008, the fair value of warrants was $798,626. Such warrant liabilities will be adjusted to its estimated fair value at the completion of each reporting period until the maturity of February 15, 2009.

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

As of September 30, 2009, the fair value of warrant was $0 because it was not exercised on its expiration date, February 15, 2009. The income from adjustment of fair value of liabilities in connection with warrants amount of gain has been recorded in the income statement as gain or loss on change in fair value of derivative. (see note 24)

15. Accrued pension costs

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

The activities in the Company’s pension account during the nine months ended September 30, 2009 (unaudited) and the year ended December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
Balance at beginning of the period	$3,806,519	$3,622,729
Amounts provided during the period	2,521,716	2,311,049
Settlement during the period	(2,468,104)	(2,381,047)
Foreign currency translation gain	3,063	253,788
Balance at end of period	$3,863,194	$3,806,519

16. Taxes payable

The Company’s taxes payable at September 30, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
Value-added tax payable	$7,263,389	$6,279,089
Income tax payable	1,839,332	(652,865)
Other tax payable	151,552	91,214
Balance at end of the period	$9,254,273	$5,717,438

17. Amounts due to shareholders/ directors

The activities in the amounts due to shareholders/directors at September 30, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
Balance at the beginning of period	$337,370	$304,601
Increase (decrease) during the period	(287,854)	2,415
Foreign currency translation gain	518	30,354
Balance at end of period	$50,034	$337,370

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

19. Share Capital and Additional paid-in capital

The activities in the Company’s share capital and additional paid-in capital account during the nine months ended September 30, 2009 (unaudited) and the year ended December 31, 2008 are summarized as follows:

	Share Capital
	Shares	Par Value	Additional paid-in capital
Balance at January 1, 2008	23,959,702	$2,396	$30,125,951
Issuance of common stock*	3,023,542	302	22,089,698
Decrease in additional paid-in capital in connection with Henglong equity acquisition **	-	-	(25,912,921)
Grant of stock options to independent directors and management***	-	-	845,478
Balance at December 31, 2008	26,983,244	$2,698	$27,148,206
Exercise of stock options by management****	1,500	-	8,790
Grant of stock options to independent directors *****	-	-	196,650
Balance at September 30, 2009	26,984,744	$2,698	$27,353,646

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

** Under the terms of the above agreement, Genesis is deemed to be the owner of the equity concerned commencing from January 1, 2008. In accordance with ASC Topic 805 (formerly FASB 141R) and Topic 470 (formerly APB 14), the above acquisition is considered as a business combination of companies under common control and is being accounted for in a manner similar to that of pooling of interests.

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

*** In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 433,850 stock options under this plan, and there remain 1,766,150 stock options issuable in future. As of September 30, 2009, the Company had 406,850 stock options outstanding.

The Company issued 312,350 common stock options to independent directors and management, and the fair value of the options at the grant date was $845,478, for the year of 2008, which was calculated based on Black-Scholes option pricing model. The fair value was credited in additional paid-in capital, debited in operating expenses using straight line method over the expected beneficiary period. As of September 30, 2009, the Company has amortized $470,439 and the remaining $375,039, are reflected as deferred stock compensation under shareholders' equity in the balance sheet
.
**** As of September 2, 2009, certain option holders discontinued their service ahead of the schedule. 1,500 shares of their common stock options were exercised and 3,000 shares of their common stock options were canceled upon such dismissal.

***** In September 2009, the Company granted 22,500 common stock options to independent directors. The fair value of the options at the grant date was $196,650, which was calculated based on Black-Scholes option pricing model. The fair value was credited in additional paid-in capital, debited in operating expenses using straight line method over the expected beneficiary period.

20. Deferred stock compensation

The Company issued 312,350 common stock options to independent directors and management, and the fair value of the options at the grant date was $845,478, for the year of 2008, which was calculated based on Black-Scholes option pricing model.  As of September 30, 2009, the Company has amortized $470,439 and remaining $375,039 are reflected as deferred stock compensation under shareholders' equity in the balance sheet.

21. Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity at September 30, 2009 (unaudited) and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
Balance at beginning of the period	$23,222,566	$23,166,270
Add: Additions during the period –
Income attributable to non-controlling interests	6,074,110	5,071,408
Capital Contribution from the non-controlling interest holders of Joint-venture companies	-	745,723
Less: Decreases during the period
Dividends declared to the non-controlling interest holders of Joint-venture companies	(3,944,619)	(1,016,733)
Transfer and assign equity interest in Henglong and USAI by non-controlling interest holders of Joint-venture companies*	-	(6,177,079)
Foreign currency translation gain	19,392	1,432,977
Balance at end of period	$25,371,449	$23,222,566

* On March 31, 2008, the Company’s wholly-owned subsidiary, Genesis and Wiselink, both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, pursuant to which Wiselink transferred and assigned its 35.5% equity interest in Jingzhou Henglong, one of the Company’s currently consolidated subsidiaries, to Genesis for a total consideration of $32,090,000.

Under the terms of the above agreement, Genesis is deemed to be the owner of the equity concerned commencing from January 1, 2008. In accordance with ASC Topic 805 (formerly SFAS 141(R)), the acquisition is considered as a business combination of companies under common control and is being accounted for in a manner of pooling of interests.

On January 1, 2008, the net book value of 35.5% equity of Henglong, which was transferred from non-controlling shareholders, was $6,177,079.

22. Other Income

During the three months and nine months ended September 30, 2009, there was no other income in the Company. During the three months and nine months ended September 30, 2008, other income was $123,167 and $322,626, mainly from Government subsidies.

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

23. Financial income (expenses)

During the three months and nine months ended September 30, 2009 (unaudited) and 2008, the Company recorded financial income (expenses) which is summarized as follows:

	Three Months Ended September 30,
	2009	2008
Interest income (expenses), net	$(272,321)	$(300,104)
Foreign exchange gain (loss), net	20,539	(13,197)
Income (loss) of note discount, net	(18,025)	15,768
Amortization for discount of convertible note payable	(105,650)	(121,443)
Handling charge	(25,664)	(27,285)
Total	$(401,121)	$(446,261)

	Nine Months Ended September 30,
	2009	2008
Interest income (expenses),net	$(789,739)	$(958,488)
Foreign exchange gain , net	263,455	332,917
Income (loss) of note discount, net	(112,680)	107,814
Amortization for discount of convertible note payable	(612,635)	(302,771)
Handling charge	(67,230)	(64,180)
Total	$(1,318,829)	$(884,708)

24. Gain (loss) on change in fair value of derivative

During the three months and nine months ended September 30, 2009 (unaudited) and 2008, the Company recorded gain (loss) on change in fair value of derivative is summarized as follows:

	Three Months Ended September 30,
	2009	2008
Income (loss) from adjustment of fair value of liabilities in connection with warrants	$-	$571,953
Income (loss) from adjustment of fair value of compound derivative liabilities	3,129,794	105,461
Total	$3,129,974	$677,417

	Nine Months Ended September 30,
	2009	2008
Income (loss) from adjustment of fair value of liabilities in connection with warrants	$1,977	$790,191
Income (loss) from adjustment of fair value of compound derivative liabilities	589,534	882,379
Total	$591,511	$1,672,570

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

On January 1, 2003, Shenyang was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2003, a 75% enterprise national income tax deduction and a 100% local income tax deduction for the next three years thereafter, from 2005 to 2007, and a 50% enterprise national income tax deduction, from January 1, 2008, for income tax purposes and was subject to enterprise income tax at a rate of 18%. Commencing from 2009, Shenyang is subject to enterprise income tax at a rate of 20%.

On January 1, 2004, Zhejiang was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2004, and a 50% enterprise national income tax deduction, and a 50% local income tax deduction for the next three years thereafter, from 2006 to 2008, for income tax purposes. During 2008, Zhejiang is subject to enterprise income tax at a rate of 16.5%, which comprises of 15% enterprise national income tax and 1.5% local income tax. During 2009, Zhejiang was awarded as technologically advanced enterprise, and is subject to enterprise income tax at a rate of 15% commencing in 2009.

USAI, Wuhu, Jielong and Hengsheng are at their start up stage in 2009 and 2008, accordingly, there is no assessable profit for the three months and nine months ended September 30, 2009 and 2008 subject to PRC enterprise income tax. They have an enterprise income tax exemption in 2008 and 2009, and are subject to enterprise income tax at a rate of 16.5% for the next three years thereafter, from 2010 to 2012, and a 25% enterprise national income tax for the years commencing from January 1, 2013.

No provision for Hong Kong tax is made as Genesis is an investment holding company, and has no assessable income in Hong Kong for the three months and nine months ended September 30, 2009 and 2008. The enterprise income tax of Hong Kong is 17.5%.

No provision for US tax is made as the Company has no assessable income in the US for the three months and nine months ended September 30, 2009 and 2008. The enterprise income tax of US is 35%.

26. Income per share

Basic income per share attributable to common shareholders is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share attributable to common shareholders is calculated based on the treasury stock method, assuming the issuance of common shares, if dilutive, resulting from the exercise of warrants. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the “if converted” method.

The calculations of basic and diluted income per share attributable to common shareholders were:

	Three Months Ended September 30,
	2009	2008
Numerator:
Net income attributable to common shareholders	$8,556,511	$2,758,779
Add: interest expenses of convertible notes payable	262,500	262,500
Add: Amortization for discount of convertible notes payable	105,650	121,443
	$8,924,661	$3,142,722
Denominator:
Weighted average shares outstanding	26,983,717	26,983,244
Effect of dilutive securities	4,428,768	4,447,782
	31,412,485	31,431,026
Net income per common share- basic	$0.32	$0.10
Net income per common share- diluted	$0.28	$0.09

	Nine Months Ended September 30,
	2009	2008
Numerator:
Net income attributable to common shareholders	$16,891,672	$11,933,308
Add: interest expenses of convertible notes payable	809,375	656,250
Add: Amortization for discount of convertible notes payable	612,635	302,771
	$18,313,682	$12,892,329
Denominator:
Weighted average shares outstanding	26,983,402	25,272,884
Effect of dilutive securities	4,644,294	3,461,925
	31,627,696	28,734,809
Net income per common share- basic	$0.63	$0.47
Net income per common share- diluted	$0.58	$0.45

During the three months and nine months ended September 30, 2009, the options and warrants outstanding have not been included in the computation of diluted income per share, except the 22,500 options issued on June 2005, 22,500 options issued on October 2007, 22,500 options issued on June 2008, and 294,350 options issued on December 2008, because such inclusion would have had an anti-dilutive effect. The shares issuable upon conversion of Convertible Notes have been included in the computation.

During the nine months ended September 30, 2009, the options and warrants outstanding have not been included in the computation of diluted income per share, except the 294,350 options issued on December 10, 2008, because such inclusion would have had an anti-dilutive effect. The shares issuable upon conversion of Convertible Debt have been included in the computation.

27. Significant concentrations

The Company grants credit to its customers, generally on an open account basis. The Company’s customers are all located in the PRC.

During the nine months ended September 30, 2009 (unaudited), the Company’s ten largest customers accounted for 79.4% of its consolidated net sales, with each of four customers individually accounting for more than 10% of consolidated net sales, i.e. 14.1%, 12.3%, 11.2%, and 10.6% individually, or an aggregate of 48.1%. At September 30, 2009, approximately 34.1% of accounts receivable were from trade transactions with the aforementioned four customers.

During the nine months ended September 30, 2008 (unaudited), the Company’s ten largest customers accounted for 72.4% of the Company’s consolidated net sales, with each of three customers individually accounting for more than 10% of consolidated net sales, i.e. 15.0%, 11.7% and 10.7% individually, or an aggregate of about 37.4%. At September 30, 2008, approximately 24.8% of accounts receivable were from trade transactions with the aforementioned three customers.

28. Related party transactions and balances

Related party transactions with companies with common directors are as follows:

Related sales (unaudited):

	Three Months Ended September 30,
	2009	2008
Merchandise Sold to Related Parties	$1,384,458	$967,591

	Nine Months Ended September 30,
	2009	2008
Merchandise Sold to Related Parties	$3,257,716	$3,766,078

Related purchases (unaudited):

	Three Months Ended September 30 ,
	2009	2008
Materials Purchased from Related Parties	$3,477,109	$1,783,822
Technology Purchased from Related Parties	102,504	175,953
Equipment Purchased from Related Parties	841,924	499,782
Total	$4,421,537	$2,459,557

	Nine Months Ended September 30,
	2009	2008
Materials Purchased from Related Parties	$8,463,331	$6,387,212
Technology Purchased from Related Parties	175,690	175,953
Equipment Purchased from Related Parties	2,345,650	2,615,992
Purchase of 35.5% equity interest in Jingzhou Henglong *	-	32,090,000
Total	$10,984,671	$41,269,157

* Purchase of 35.5% equity in Jingzhou Henglong during the nine months ended September 30, 2008 (refer to note 19).

Related receivables (September 30, 2009 unaudited):

	September 30, 2009	December 31, 2008
Accounts receivable	$2,940,878	$1,285,110
Other receivables	869,318	903,674
Total	$3,810,196	$2,188,784

Related advances (September 30, 2009 unaudited):

	September 30, 2009	December 31, 2008
Advanced Equipment Payment to Related Parties	$2,739,564	$2,473,320
Advanced Expenses and Others to Related Parties	256,880	9,374
Total	$2,996,444	$2,482,694

Related payables (September 30, 2009 unaudited)

	September 30, 2009	December 31, 2008
Accounts payable	$1,849,590	$1,097,642

These transactions were consummated under similar terms as those with the Company's customers and suppliers.

29. Commitments and contingencies

Legal Proceedings - The Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The following table summarizes the Company’s major contractual payment obligations and commitments as of September 30, 2009 (unaudited):

	Payment Obligations by Period
	2009 (a)	2010	2011	2012	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$110,000	$-	$-	$330,000
Obligations for purchasing agreements	6,779,183	1,984,288	$-	$-	-	8,763,471
Total	$6,889,183	$2,094,288	$110,000	$-	$-	$9,093,471

(a) Remaining 3 months in 2009

30. Off-balance sheet arrangements

At September 30, 2009 and 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

31. Segment reporting

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

During the three months and nine months ended September 30, 2009 and 2008 (unaudited), the Company had nine product sectors, five of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering (Henglong), power steering (Jiulong), power steering (Shenyang), power pumps (Zhejiang), and power steering (Wuhu). The other four sectors which were established in 2005, 2006 and 2007 respectively, engaged in the production and sales of sensor modular (USAI), electronic power steering (Jielong), power steering (Hengsheng), and provider of after sales and R&D services (HLUSA). Since the revenues, net income and net assets of these four sectors are less than 10% of its segment in the consolidated financial statements, the Company incorporated these four sectors into “other sectors”.

The Company’s product sectors information is as follows:

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other (1)	Total
For the Three Months Ended:
September 30, 2009
Revenue
Net product sales – external	$29,368,493	$14,640,383	$8,190,846	$6,162,061	$6,233,803	$58,783	$-	$64,654,369
Net product sales – internal	7,036,610	527,244	531,012	67,390	-	4,332,430	(12,494,686)	-
Gain on other sales	87,138	124,277	68,037	10,728	15,803	(22,440)	691	284,234
Total revenue	$36,492,241	$15,291,904	$8,789,895	$6,240,179	$6,249,606	$4,368,773	$(12,493,995)	$64,938,603
Net income	$6,943,133	$1,395,959	$701,259	$926,179	$32,785	$529,139	$64,819	$10,593,273
Net income attributable to non-controlling interests	1,388,627	265,232	210,378	453,828	7,432	(25,984)	(262,751)	2,036,762
Net income attributable to common shareholders	$5,554,506	$1,130,727	$490,881	$472,351	$25,353	$555,123	$327,570	$8,556,511

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other (1)	Total
For the Three Months Ended:
September 30, 2008
Revenue
Net product sales – external	$14,526,593	$8,815,691	$5,584,941	$3,438,307	$4,531,666	$39,557	$-	$36,936,755
Net product sales – internal	5,035,942	473,818	701,997	102,003	-	-	(6,313,760)	-
Gain on other sales	69,328	115,725	51,134	20,391	64,073	21,983	692	343,326
Total revenue	$19,631,863	$9,405,234	$6,338,072	$3,560,701	$4,595,739	$61,540	$(6,313,068)	$37,280,081
Net income	$3,356,869	$118,058	$551,548	$546,355	$(181,291)	$(168,447)	$(480,833)	$3,742,259
Net income attributable to noncontrolling interests	671,374	22,431	165,464	267,714	(41,099)	15,593	(117,997)	983,480
Net income attributable to common shareholders	$2,685,495	$95,627	$386,084	$278,641	$(140,192)	$(184,040)	$(362,836)	$2,758,779

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other (1)		Total
For the Nine Months Ended:
September 30, 2009
Revenue
Net product sales – external	$77,090,690	$39,038,184	$20,351,125	$17,575,828	$17,390,572	$389,695		$-	$171,836,094
Net product sales – internal	23,837,439	1,586,792	3,036,244	379,303	-	4,356,464		(33,196,242)	-
Gain on other sales	201,908	148,056	137,588	11,732	48,213	(21,317)		(2,320)	523,860
Total revenue	$101,130,037	$40,773,032	$23,524,957	$17,966,863	$17,438,785	$4,724,842	$	(33,198,562)	$172,359,954
Net income	$18,922,252	$3,330,588	$2,371,728	$2,614,019	$(5,378)	$(241,723)		$(4,025,704)	$22,965,782
Net income attributable to non-controlling interests	3,784,450	632,812	711,518	1,280,869	(1,219)	(63,297)	(271,023)		6,074,110
Net income attributable to common shareholders	$15,137,802	$2,697,776	$1,660,210	$1,333,150	$(4,159)	$(178,426)		$(3,754,681)	$16,891,672

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other (1)	Total
For the Nine Months Ended:
September 30, 2008
Revenue
Net product sales – external	$47,739,020	$33,650,090	$16,114,165	$11,200,250	$15,965,562	$243,051	$-	$124,912,138
Net product sales – internal	20,691,684	1,949,031	2,866,379	591,842	-	-	(26,098,936)	-
Gain on other sales	208,724	131,092	123,695	31,041	81,861	21,086	(2,273)	595,226
Total revenue	$68,639,428	$35,730,213	$19,104,239	$11,823,133	$16,047,423	$264,137	$(26,101,209)	$125,507,364
Net income	$12,361,861	$1,815,753	$2,025,377	$2,071,506	$(706,146)	$(726,435)	$(489,878)	$16,352,038
Net income attributable to non-controlling interests	2,472,372	344,992	607,614	1,015,038	(160,084)	(5,535)	144,333	4,418,730
Net income attributable to common shareholders	$9,889,489	$1,470,761	$1,417,763	$1,056,468	$(546,062)	$(720,900)	$(634,211)	$11,933,308

(1) Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

32. Subsequent events

The Company has performed an evaluation of events or transaction that occurred after September 30, 2009 through November 12, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion on risk factors in Item 1A of Part II of this quarterly report on Form 10-Q.

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

The Company owns the following aggregate net interests in eight Sino-foreign joint ventures organized in the PRC as of September 30, 2009 and 2008.

	Percentage Interest
Name of Entity	September 30, 2009	September 30, 2008
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	100.00%

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

RESULTS OF OPERATIONS——THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008:

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage on net sales		Change in percentage
	Three months ended September 30,		Three months ended September 30,
	2009	2008	2009 vs 2008
Net sales	100.0%	100.0%	75.0%
Cost of sales	72.7	73.3	73.8
Gross profit	27.3	26.7	78.6
Gain on other sales	0.4	0.9	17.2
Less: operating expenses
Selling expenses	6.7	6.3	87.7
General and administrative expenses	4.2	5.6	33.0
R & D expenses	0.8	1.8	(20.2)
Depreciation and amortization	1.0	4.0	(55.4)
Total operating expenses	12.8	17.7	26.7
Operating income	14.9	10.0	161.1
Other income	-	0.3	-
Financial income (expenses)	(0.6)	(1.2)	(10.1)
Gain (loss) on change in fair value of derivative	4.8	1.8	362.0
Income before income tax	19.2	11.0	205.6
Income tax	2.8	(0.8)	478.3
Net income	16.4	10.1	183.1
Net income attributable to noncontrolling interest	3.2	2.7	180.0
Net income attributable to common shareholders	13.2%	7.5%	210.2%

	Percentage on net sales		Change in percentage
	Nine months ended September 30,		Nine months ended September 30,
	2009	2008	2009 vs 2008
Net sales	100.0%	100.0%	37.6%
Cost of sales	71.9	70.7	39.8
Gross profit	28.1	29.3	32.2
Gain on other sales	0.3	0.5	(12.0)
Less: operating expenses
Selling expenses	6.1	6.2	36.1
General and administrative expenses	4.0	6.3	(13.3)
R & D expenses	0.8	1.1	0.8
Depreciation and amortization	1.0	3.4	(59.8)
Total operating expenses	11.9	17.0	(3.5)
Operating income	16.5	12.8	78.0
Other income	-	0.3	-
Financial income (expenses)	(0.8)	(0.7)	49.1
Gain (loss) on change in fair value of derivative	0.3	1.3	(64.6)
Income before income tax	16.0	13.7	62.2
Income tax	2.7	0.6	556.2
Net income	13.3	13.1	40.4
Net income attributable to noncontrolling interest	3.5	3.5	37.5
Net income attributable to common shareholders	9.8%	9.6%	41.6%

THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008:

NET SALES:

Net sales were $64,654,369 for the three months ended September 30, 2009, as compared to $36,936,755 for the three months ended September 30, 2008, an increase of $27,717,614, or 75.0%, due to the following factors:

(1) Increases in the income of Chinese residents and the growth of consumption led to an increase in the sales of passenger vehicles and the resultant increase in the Company’s sales of steering gear and pumps. As a result, sales of steering gear and pumps for domestic passenger vehicles for the three months ended September 30, 2009 were $43,807,227 and $6,162,061, as compared to $24,643,200 and $3,438,307 for the same period of 2008, an increase of $19,164,027 and $2,723,754, or 77.8% and 79.2%, respectively.

(2) As a result of huge government investment, China’s economy began to grow, which led to an increase in the sales of commercial vehicles and the resultant increase in the Company’s sales of steering gear and accessories. For the three months ended September 30, 2009, sales of steering gear and accessories for commercial vehicles was $14,635,220 as compared to $8,815,691 for the same period of 2008, an increase of $5,819,529, or 66.0%.

(3) The Company has raised the technological contents in, and production efficiency of, its products as a result of technological improvement to its production lines, allowing the Company to reduce costs and, correspondingly, its sales prices which led to increased sales volumes.

GROSS PROFIT

For the three months ended September 30, 2009, gross profit was $17,639,322, as compared to $9,878,223 for the three months ended September 30, 2008, an increase of $7,761,099, or 78.6%.

The increase of sales volume contributed to an increase of $8,378,079 in gross profit, the decrease of selling prices contributed to a decrease of $3,181,575 in gross profit, while the decrease in unit cost resulted in an increase of $2,564,595 in gross profit.

Gross margin was 27.3% for the three months ended September 30, 2009, an increase of 0.6% from 26.7% for the same period of 2008, primarily due to a decrease in selling cost. The Company plans to take the following measures in the remaining three months of 2009 to increase gross profit level and to meet its yearly gross margin target of not less than 28%.

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

2. Reduce purchase costs by decreasing materials cost. During 2009, the Company projects to reduce materials cost by 5% to 10%.

GAIN ON OTHER SALES

Gain on other sales consists of net amount retained from sales of materials and other assets. For the three months ended September 30, 2009, gain on other sales was $284,234, as compared to $343,326 for the same period of 2008, a decrease of $59,092, or 17.2%, mainly due to decreased sales of materials.

SELLING EXPENSES

Selling expenses were $4,334,443 for the three months ended September 30, 2009, as compared to $2,309,064 for the same period of 2008, an increase of $2,025,379, or 87.7%. Material increases were transportation expenses, warranty and rent expenses.

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
.
GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,739,886 for the three months ended September 30, 2009, as compared to $2,060,675 for the same period of 2008, an increase of $679,211, or 33.0%. Material increases were salaries and wages expenses, and labor insurance expenses.

The increase in salaries and wages expenses was due to (i) a substantial increase in sales volumes, which led to an increase in employment and (ii) an increase in the Company’s profit, which resulted in higher bonuses to management.

The increase in labor insurance expenses was due to more employee included in pension program.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $531,383 for the three months ended September 30, 2009, as compared to $665,552 for the three months ended September 30, 2008, a decrease of $134,169, or 20.2%. Affected by bankruptcy and reorganization of automobile corporations, such as Chrysler and GM, the Company temporarily reduced a number of its research and development programs.

DEPRECIATION AND AMORTIZATION EXPENSE

For the three months ended September 30, 2009, the depreciation and amortization expense, excluding those recorded in cost of sales, was $663,408, as compared to $1,488,842 for the three months ended September 30, 2008, a decrease of $825,434, or 55.4%, as a result of the fact that certain fixed assets of the Company have been fully depreciated.

INCOME FROM OPERATIONS

Income from operations was $9,654,436 for the three months ended September 30, 2009, as compared to $3,697,416 for the three months ended September 30, 2008, an increase of $5,957,020, or 161.1%, as a result of an increase of $7,761,099, or 78.6% in gross profit, a decrease of $59,092, or 17.2% in gain on other sales, and an increase of $1,744,987, or 26.7%, in operating expenses.

FINANCIAL EXPENSES

Financial expenses were $401,121 for the three months ended September 30, 2009, as compared to $446,261 for the three months ended September 30, 2008, a decrease of $45,140, primarily due to a decrease in convertible note interest expense, and a decrease in convertible note discount amortization.

GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE

Gain on change in fair value of derivative was $3,129,794 for the three months ended September 30, 2009, as compared to a gain of $677,417 for the same period of 2008, an increase of $2,452,377, or 362%.

As a result of the recent worldwide economic revival, the Company’s stock price rose dramatically. On September 22, 2009 the Company received a Revocation of Holder redemption notice dated April 24 2009, thus the possibility of paying “WAP Default”(see Note 12), including interest and penalty connected to convertible note payable by the Company was reduced, which led to a decrease in the fair value of derivative liabilities.

INCOME BEFORE INCOME TAXES

Income before income taxes was $12,383,109 for the three months ended September 30, 2009, as compared to $4,051,739 for the three months ended September 30, 2008, an increase of $8,331,370, or 205.6%, including an increase in income from operations of $5,957,020, a decrease in financial expenses of $45,140, and an increase in gain on change in fair value of derivative of $2,452,377.

INCOME TAXES

Income tax expenses was $1,789,836 for the three months ended September 30, 2009, as compared to $309,480 of income tax income for the three months ended September 30, 2008, an increase of $1,480,356, mainly because of:

1. Increased income before income taxes resulted in increased income tax expenses of $1,346,973.

2. Increase in average income tax rate resulted in increased income tax expenses of $478,723.

3. The Company has received an income tax refund of $431,746 for domestic equipment purchased during the three months ended September 30, 2008, and there was no such tax refund in the same period of 2009.

4. China tax law adjustment caused a decrease in income tax expenses by $392,867.

5. Decrease of accrued valuation allowance for the deferred tax assets caused a decrease in income tax by $384,219.

NET INCOME

Net income was $10,593,273 for the three months ended September 30, 2009, as compared to $3,742,259 for the three months ended September 30, 2008, an increase of $$6,851,014, or 183.1%, including an increase in income before income taxes of $8,331,370, or 205.6%, and an increase in income taxes expenses of $1,480,356, or 478.3%.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Minority interests in the earnings of the Sino-foreign Joint-ventures amounted to $2,036,762 for the three months ended September 30, 2009, as compared to $983,480 for the three months ended September 30, 2008, an increase of $1,053,282, or 107.1%.

The Company owns different equity interests in eight Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these eight Sino-foreign joint ventures were consolidated in the Company’s financial statements as of September 30, 2009 and 2008. The Company records the non-controlling interests' share in the earnings of the respective Sino-foreign joint ventures for each period.

In 2009, non-controlling interests increased significantly as compared to 2008, primarily due to the increase in Sino-foreign joint ventures’ net income.

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS

Net income was $8,556,511 for the three months ended September 30, 2009, as compared to a net income of $2,758,779 for the three months ended September 30, 2008, an increase of $5,797,732, or 210.2%, mainly due to the increase in the Company’ net income.

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008:

NET SALES:

Net sales were $171,836,094 for the nine months ended September 30, 2009, as compared to $124,912,138 for the nine months ended September 30, 2008, an increase of $46,923,956, or 37.6%, due to the following factors:

(1) Increases in the income of Chinese residents and the growth of consumption led to an increase in the sales of passenger vehicles and the resultant increase in the Company’s sales of steering gear and pumps. As a result, sales of steering gear and pumps for domestic passenger vehicles for the nine months ended September 30, 2009 were $114,869,422 and $17,575,828, as compared to $79,818,747 and $11,200,250 for the same period of 2008, an increase of $35,050,675 and $6,375,578, or 43.9% and 56.9%, respectively.

(2) As a result of huge government investment, China’s economy began to grow, which led to an increase in the sales of commercial vehicles and the resultant increase in the Company’s sales of steering gear and accessories. For the nine months ended September 30, 2009, sales of steering gear and accessories for commercial vehicles was $39,038,182 as compared to $33,650,090 for the same period of 2008, an increase of $5,388,092, or 16.0%.

(3) The Company has raised the technological contents in, and production efficiency of, its products as a result of technological improvement to its production lines, allowing the Company to reduce costs and, correspondingly, its sales prices which led to increased sales volumes.

GROSS PROFIT

For the nine months ended September 30, 2009, gross profit was $48,338,885, as compared to $36,553,597 for the nine months ended September 30, 2008, an increase of $11,785,288, or 32.2%.

The increase of sales volume contributed to an increase of $15,780,259 in gross profit, the decrease of selling prices contributed to a decrease of $8,443,609 in gross profit, while the decrease in unit cost resulted in an increase of $4,448,638 in gross profit.

Gross margin was 28.1% for the nine months ended September 30, 2009, a decrease of 1.2% from 29.3% for the same period of 2008, primarily due to the decrease in unit selling price was much more than the decrease in selling costs. The Company plans to take the following measures in the remaining three months of 2009 to increase gross profit levels and to meet its yearly gross margin target of not less than 28%.

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

2. Reduce purchase costs by decreasing materials cost. During 2009, the Company projects to reduce materials cost by 5% to 10%.

GAIN ON OTHER SALES

Gain on other sales consists of net amount retained from sales of materials and other assets. For the nine months ended September 30, 2009, gain on other sales was $523,860, as compared to $595,226 for the same period of 2008, a decrease of $71,366, or 12.0%, mainly due to decreased sales of materials.

SELLING EXPENSES

Selling expenses were $10,509,910 for the nine months ended September 30, 2009, as compared to $7,721,240 for the same period of 2008, an increase of $2,788,670, or 36.1%. Material increases were transportation expenses, warranty and rental expenses.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $6,787,918 for the nine months ended September 30, 2009, as compared to $7,828,458 for the same period of 2008, a decrease of $1,040,540, or 13.3%. Material decreases were supplies expenses, listing expenses and reversal of bad debts provision.

The decrease in supplies expenses was due to large expenses paid in the nine month period ending September 30, 2008 in preparation for creating a new subsidiary, and there was no corresponding amount in the same period of 2009.

The decrease in listing expenses was a result of the worldwide financial turmoil as the Company decreased its investing and financing activities during the nine months ended September 30, 2009. As a result, there were less attorney and consulting fees. Compared with the same period of 2008, the Company paid more attorney and consulting fees for issuance of its $35,000,000 convertible notes, and its acquisition of 35.5% equity of Henglong, one of the Company’s Joint-ventures.

The Company accrues provisions for bad debts according to the aging of its accounts receivables. For the nine months ended September 30, 2009, the aging of the accounts receivable was improved over the similar period in 2008.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $1,415,531 for the nine months ended September 30, 2009, as compared to $1,404,525 for the nine months ended September 30, 2008, an increase of $11,006, or 0.8%, as a result of the commencement of certain new product research and development programs early in 2009 and more R&D personnel required.

DEPRECIATION AND AMORTIZATION EXPENSE

For the nine months ended September 30, 2009, the depreciation and amortization expense, excluding those recorded in cost of sales, was $1,742,162, as compared to $4,234,633 for the nine months ended September 30, 2008, a decrease of $2,492,471, or 58.9%, as a result of the fact that certain fixed assets of the Company have been fully depreciated.

INCOME FROM OPERATIONS

Income from operations was $28,407,224 for the nine months ended September 30, 2009, as compared to $15,959,967 for the nine months ended September 30, 2008, an increase of $12,447,257, or 78.0%, including an increase of $11,785,288, or 32.2% in gross profit, a decrease of $71,366, or 12.0% in gain on other sales, and a decrease of $733,335, or 3.5% in operating expenses.

OTHER INCOME

Other income was $322,626 for the nine months ended September 30, 2008, primarily attributable to government subsidies. There was no such income in the same period in 2009.

Whether or not a government subsidy can be classified as other income depends on whether the Company’s technological improvement has achieved its expected goal of production expansion and quality enhancement.

FINANCIAL EXPENSES

Financial expenses were $1,318,829 for the nine months ended September 30, 2009, as compared $884,708 for the nine months ended September 30, 2008, an increase of $434,121, or 49.1%, primarily due to a decrease of foreign currency exchange gain, a decrease in convertible note interest expense, and an increase in amortization for discount of convertible note.

GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE

Gain on change in fair value of derivative was $591,511 for the nine months ended September 30, 2009, as compared to a gain of $1,672,570 for the same period of 2008, a decrease of $1,081,059.

During the nine months ended September 30, 2009, gain on change in fair value of derivative connected to the Convertible Notes that the Company evaluated was less than the same period of 2008, mainly due to a decrease of gain on change in fair value of warrants liabilities connected to the Convertible Notes. For the nine months ended September 30, 2009, gain on change in fair value of warrants liabilities connected to the Convertible Notes was $1,977, and $790,191 for the same period of 2008.

INCOME BEFORE INCOME TAXES

Income before income taxes was $27,679,906 for the nine months ended September 30, 2009, as compared to $17,070,455 for the nine months ended September 30, 2008, an increase of $10,609,451, or 62.2%, including an increase in income from operations of $12,447,257, a decrease in other income of $322,626, an increase in financial expenses of $434,121 and a decrease in gain on change in fair value of derivative of $1,081,059.

INCOME TAXES

Income tax expenses was $4,714,124 for the nine months ended September 30, 2009, as compared to $718,417 for the nine months ended September 30, 2008, an increase of $3,995,707, mainly because of:

1. Increased income before income taxes resulted in increased income tax expenses of $1,717,078.

2. Decreases in average income tax rates resulted in decreased income tax expenses of $232,715.

3. The Company has received an income tax refund of $2,331,181 for domestic equipment purchased during the nine months ended September 30, 2008, and there was no such tax refund in the same period of 2009.

4. China tax law adjustment caused a decrease in income tax expenses by $549,359.

5. Increase of accrued valuation allowance for the deferred tax assets caused an increase in income tax by $729,522.

NET INCOME

Net income was $22,965,782 for the nine months ended September 30, 2009, as compared to a net income of $16,352,038 for the nine months ended September 30, 2008, an increase of $6,613,744, or 40.4%, including an increase in income before income taxes of $10,609,451, or 62.2%, and an increase in income taxes expenses of $3,995,707, or 556.2%.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Minority interests in the earnings of the Sino-foreign Joint-ventures amounted to $6,074,110 for the nine months ended September 30, 2009, as compared to $4,418,730 for the nine months ended September 30, 2008, an increase of $1,655,380, or 37.5%.

The Company owns different equity interests in eight Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these eight Sino-foreign joint ventures were consolidated in the Company’s financial statements as of September 30, 2009 and 2008. The Company records the non-controlling interests' share in the earnings of the respective Sino-foreign joint ventures for each period.

In 2009, non-controlling interests increased significantly as compared to 2008, primarily due to the increase in Sino-foreign joint ventures’ net income.

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS

Net income was $16,891,672 for the nine months ended September 30, 2009, as compared to $11,933,308 for the nine months ended September 30, 2008, an increase of $4,958,364, or 41.6%, mainly due to an increase in the Company’s net income.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources and use of cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and notes and internally generated cash. As of September 30, 2009, the Company had cash and cash equivalents of $45,894,475, as compared to $27,188,579 as of September 30, 2008, an increase of $18,705,896, or 68.8%.

The Company had working capital of $87,486,058 as of September 30, 2009, as compared to $75,023,652 as of September 30, 2008, an increase of $12,462,406, or 16.6%.

Financing activities:

For the Company’s bank loans and banker’s acceptance bill facilities, the Company’s banks require the Company to sign documents to repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, it can extend such one year facilities for another year.

The Company had bank loans maturing in less than one year of $9,518,231 and bankers’ acceptances of $28,149,436 as of September 30, 2009.

The Company currently expects to be able to obtain similar bank loans and bankers’ acceptance bills in the future if it can provide adequate mortgage security following the termination of the above mentioned agreements (See the table in section (a) Bank loan). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptance bills will be devalued by approximately $7,455,725. If the Company wishes to obtain the same amount of bank loans and banker's acceptance bills, it will have to provide $7,455,725 additional mortgages as of the mature date of such agreements (See the table in section (a) Bank loan). The Company still can obtain a reduced line of credit with a reduction of $3,390,000, which is 45.5% (the mortgage rates) of $7,455,725, if it cannot provide additional mortgages. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity.

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

Following the WAP Default notices, the Company received a letter from the provisional liquidator acting on behalf of LBCCA, the “LBCCA Liquidator”, requesting that it be granted an extension until April 24, 2009 to consider its rights under the Convertible Notes.  The Company has granted an extension to April 15, 2009.  The LBCCA Liquidator further requested another extension to April 24, 2009.  On April 24, 2009, LBCCA’s lawyers sent three Holder Redemption Notices via fax electing to redeem the entire outstanding principal of $30,000,000, together with interest, late charges, if any, and the Other Make Whole Amount, to be paid on July 23, 2009.  The Company has discussed settlement with the LBCCA Liquidator, and on or about July 22, 2009, the Company and the LBCCA Liquidator agreed to extend the applicable holder mandatory redemption date for two months to September 23, 2009 to give more time to the Company and the LBCCA Liquidator to pursue settlement discussion. The Company received a letter dated September 22, 2009 from the LBCCA Liquidator stating that upon the Company’s acceptance of the revocation, all holder redemption notices dated April 24, 2009 shall be immediately revoked as if they were never issued, and the letter and the revocation did not purport to amend, restate or supplement any other terms and conditions under the three Notes and Securities Purchase Agreement dated 1 February 2008 between the Company and the LBCCA Liquidator. The Company accepted such revocation on September 23, 2009.

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

(a) Bank loans

As of September 30, 2009, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Due Date	Amount available	Amount Borrowed
Comprehensive credit facilities	Bank of China	Dec-09	$8,053,888	$6,639,332
Comprehensive credit facilities	China Construction Bank	Oct-09	8,786,059	4,832,333
Comprehensive credit facilities	Shanghai Pudong Development Ban	Oct-09	6,589,545	2,461,561
Comprehensive credit facilities	Jingzhou Commercial Bank	Oct-09	9,518,231	8,102,504
Comprehensive credit facilities	Industrial and Commercial Bank of China	Sep-10	2,928,686	1,660,565
Comprehensive credit facilities	Bank of Communications Co., Ltd	Sep-10	3,338,703	2,706,106
Comprehensive credit facilities	China Merchants Bank	Sep-10	7,321,716	5,671,035
Comprehensive credit facilities	China CITIC Bank	Jul -10	4,100,161	3,397,716
Comprehensive credit facilities	Guangdong Development Bank	Oct-09	2,928,686	2,196,515
Total			$53,565,675	$37,667,667

The Company may request banks to issue notes payable or bank loans within its credit line using a 364-day revolving line.

The Company refinanced its short-term debt during early 2009 at annual interest rates of 4.86% to 6.66%, and for terms of six to twelve months. Pursuant to the refinancing arrangement, the Company pledged $39,112,198 of equipment, land use rights and buildings as security for its comprehensive credit facility with the Bank of China; pledged $13,508,654 of land use rights and buildings as security for its comprehensive credit facility with Shanghai Pudong Development Bank; pledged $13,330,239 of land use rights and equipment as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; pledged $2,642,394 of land use rights and buildings as security for its comprehensive credit facility with Industrial and Commercial Bank of China; pledged $12,168,165 of accounts receivable, land use rights and buildings as security for its comprehensive credit facility with China Construction Bank; pledged $7,243,916 of land use rights and buildings as security for its comprehensive credit facility with China CITIC Bank; pledged $5,390,310 of land use rights and buildings as security for its comprehensive credit facility with China Merchants Bank; pledged $6,499,034 of land use rights and buildings as security for its comprehensive credit facility with Bank of Communications Co., Ltd,; and pledged $2,928,686 of accounts receivable as security for its comprehensive credit facility with  Guangdong Development Bank.

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

On April 24, 2009, the provisional liquidator acting on behalf of Lehman Brothers Commercial Corporation Asia Limited, the “LBCCA Liquidator”, the other Convertible Note holder, notified the Company to redeem the entire outstanding principal of $30,000,000, together with interest, late charges, if any, and the Other Make Whole Amount, to be paid on July 23, 2009. The Company has discussed settlement with the LBCCA Liquidator, and on or about July 22, 2009, the Company and the LBCCA Liquidator agreed to extend the applicable holder mandatory redemption date for two months to September 23, 2009 to give more time to the Company and the LBCCA Liquidator to pursue settlement discussion. The Company received a letter dated September 22, 2009 from the LBCCA Liquidator stating that upon the Company’s acceptance of the revocation, all holder redemption notices dated April 24, 2009 shall be immediately revoked as if they were never issued, and the letter and the revocation did not purport to amend, restate or supplement any other terms and conditions under the three Notes and Securities Purchase Agreement dated 1 February 2008 between the Company and the LBCCA Liquidator. The Company accepted such revocation on September 23, 2009.

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term bank loan	$9,518,231	$9,518,231	$-	$-	$-
Notes payable	28,149,436	28,149,436	-	-	-
Other contractual purchase commitments, including information technology	9,093,471	6,889,183	2,094,288	110,000	-
Total	$46,761,138	$44,556,850	$2,094,288	$110,000	$-

Short-term bank loans:

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of September 30, 2009:

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of Payment	Amount Payable on Due Date
Bank of China	Working Capital	31-Oct-08	1	6.66%	Pay monthly	31-Oct-09	$2,196,515
China Construction Bank	Working Capital	29-Dec-08	1	5.31%	Pay monthly	29-Dec-09	2,928,686
China Merchants Bank	Working Capital	5-May-09	0.9	5.31%	Pay monthly	5-Apr-10	2,196,515
Guangdong Development Bank	Working Capital	18-Sep-09	0.5	4.86%	Pay monthly	24-Mar-10	732,172
Guangdong Development Bank	Working Capital	24-Apr-09	0.5	4.86%	Pay monthly	24-Oct-09	1,464,343
Total							$9,518,231

The Company must use the loans for the purposes described in the table. If the Company fails, it will be charged a penalty interest at 100% of the specified loan rate. The Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged a compound interest at the specified rate. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of September 30, 2009, and will continue to comply with them.

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of September 30, 2009:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	Oct - 09	$3,580,759
Working Capital	3-6	Nov -09	5,058,925
Working Capital	3-6	Dec -09	4,031,337
Working Capital	3-6	Jan - 10	3,776,409
Working Capital	3-6	Feb- 10	5,822,229
Working Capital	3-6	Mar- 10	5,879,777
Total			$28,149,436

The Company must use the loan for the purposes described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment to the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of September 30, 2009, and will continue to comply with them.

The Company had approximately $8,763,472 of capital commitments as of September 30, 2009, arising from equipment purchases for expanding production capacity. The Company intends to disperse $6,779,183 in the remaining three months of 2009 using its working capital. Management believes that it will not have a material adverse effect on the Company’s liquidity.

Cash flows:

(a)  Operating activities

Net cash generated from operations during the nine months ended September 30, 2009 was $24,340,951, compared to $4,363,676 for the same period of 2008, an increase of $19,977,275.

Similar to the same period of 2008, the increased cash outflows from operating activities were primarily due to increases in accounts and notes receivable and inventories.

Cash outflow increased by $24,459,553 owing to increased accounts receivable, mainly due to increased sales in 2009 over 2008. The credit terms on sale of goods between customers and the Company generally range from 3 - 4 months, which resulted in increased accounts receivable as sales increased. This is a normal capital circulation and the Company believes that it will not have a material adverse effect on future cash flows. Second, cash outflow increased by about $4,355,937 owing to increased notes receivable, mainly due to the Company having sufficient working capital, thus having less notes receivable discounted during this period. Since the notes receivable were based on bank credit standing, they may turn into cash any time the Company elects. Therefore, the increase of notes receivable will not have a material adverse effect on the Company’s future operating activities. Third, increased inventories led to an increased cash outflow of about $2,794,501, mainly due to the Company’s intention to produce sufficient inventories to meet increasing demands in the fourth quarter of 2009.

(b) Investing activities

The Company expended net cash of $8,332,600 in investment activities during the nine months ended September 30, 2009, compared with $19,822,440 during the same period of 2008, a decrease of $11,489,840, mainly due to:

During the nine months ended September 30, 2008, the Company paid $10,000,000 cash to purchase minority shareholder’s equity of Henglong, but there were no such activity in the same period of 2009.

Similar to 2008, the Company invested cash for equipment purchases and building facility to expand production to meet market needs. Cash used for equipment purchases and building facility during the nine months ended September 30, 2009 and 2008 were $8,814,876 and $9,463,155, respectively.

(c)  Financing activities

During the nine months ended September 30, 2009, the Company expended net cash of $7,258,470 in financing activities, as compared to obtaining net cash of $21,476,369 through financing activities for the same period of 2008, a decrease of $28,734,839 as a result of the following factors:

During the nine months ended September 30, 2008, the Company sold $30,000,000 and $5,000,000 of convertible notes to Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P., respectively. During the same period in 2009, there is no such financing activity.

The Company repaid YA Global $5,000,000 for its convertible notes during the nine months ended September 30, 2009.

The Company acquired bank loans of $2,197,177 during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008 where the Company repaid bank loans of $9,030,840.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2009 and 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual payment obligations and commitments as of September 30, 2009:

	Payment Obligations by Period
	2009 (a)	2010	2011	2012	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$110,000	$-	$-	$330,000
Obligations for purchasing agreements	6,779,183	1,984,288	-	-	-	8,763,471
Total	$6,889,183	$2,094,288	$110,000	$-	$-	$9,093,471

(a)  Remaining 3 months in 2009

SUBSEQUENT EVENTS

None

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T	CONTROLS AND PROCEDURES

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

( b )  CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

Risks Related to the Company ’s Business and Industry

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

As of September 30, 2009, approximately 10.6% sales were to Brilliance China Automotive Holdings Limited, approximately 14.1% were to Xi’an BYD Electric Car Co., Ltd,; approximately 12.3% were to Chery Automobile Corporation Limited and approximately 11.2% were to Beiqi Foton Motor Co., Ltd, the Company’s four largest customers. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

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

10.2
Securities Purchase Agreement dated February 1, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.3	Securities Purchase Agreement dated February 15, 2008 between us and the investors. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.4
Escrow Agreement dated February 15, 2008 among us, U.S. Bank National Association, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.5
Registration Rights Agreement dated February 15, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.6
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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: November 12, 2009	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: November 12, 2009	By:	/s/ Jie Li
Jie Li
Chief Financial Officer