Form 10-K
period 2009-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2010-03-25
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009

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
Yes ☐   No   ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, based upon the closing price of the common stock as reported on the NASDAQ Stock Market under the symbol “CAAS” on such date, was approximately $25,348,004.

The Company has 27,046,244 shares of Common Stock outstanding as of February 27, 2010.

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

On May 19, 2003, the Company changed its name from Visions-In-Glass, Inc. to China Automotive Systems, Inc.

Since December 17, 2009, Hanlin Chen, Qizhou Wu, Robert Tung, Bruce C. Richardson, Guangxun Xu, and William E. Thomson began serving their terms as members of the Company’s Board of Directors. The directors appointed Hanlin Chen as the chairman of the Board, Qizhou Wu as the Chief Executive Officer of the Company, and Jie Li as Chief Financial Officer.

BUSINESS OVERVIEW

Unless the context indicates otherwise, the Company uses the terms “the Company”, “we”, “our” and “us” to refer to Genesis and China Automotive collectively on a consolidated basis. The Company is a holding company and has no significant business operations or assets other than its interest in Genesis. Through Genesis, the Company manufactures power steering systems and other component parts for automobiles. All operations are conducted through eight Sino-foreign joint ventures in China and a wholly-owned subsidiary in the U.S. set forth below is an organizational chart as at December 31, 2009.

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
↓100.00%
Jingzhou Henglong Automotive Technology (Testing) Center
“Testing Center”

Jiulong was established in 1993 and is mainly engaged in the production of integral power steering gear for heavy-duty vehicles.

Henglong was established in 1997 and is mainly engaged in the production of rack and pinion power steering gear for cars and light duty vehicles.

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

In December 2009, Henglong, a subsidiary of Genesis, formed Jingzhou Henglong Automotive Technology (Testing) Center (“Testing Center”), which is mainly engaged in research and development of new products. The registered capital of Testing Center is RMB 30,000,000 ($4,393,544 equivalent).

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

USAI was established in 2005 and is mainly engaged in the production and sales of sensor modules.

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

Wuhu was established in 2006 and is mainly engaged in the production and sales of automobile steering systems.

Jielong was established in 2006 and is mainly engaged in the production and sales of electric power steering gear, “EPS”.

On March 7, 2007, Genesis established a wholly-owned subsidiary, Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”, to engage in production and sales of automotive steering systems. The registered capital of Hengsheng is $10,000,000.

The Company has business relations with more than sixty vehicle manufacturers, including FAW Group and Dongfeng Auto Group, two of the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd., the largest light vehicle manufacturer in China; Chery Automobile Co., Ltd, the largest state owned car manufacturer in China, Xi’an BYD Auto Co., Ltd and Zhejiang Geely Automobile Co., Ltd., the largest private owned car manufacturers. From 2008, the Company has supplied power steering pumps and power steering gear to the Sino-Foreign joint ventures established by General Motors (GM), Citroen and Volkswagen. In 2009, the Company began to supply power steering gear to Chrysler North America.

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

-	companies that can be easily integrated into product manufacturing and corporate management;

-	companies that have strong joint venture partners that would become major customers; and

-	companies involved with power steering systems or oil pump.

CUSTOMERS

The Company’s ten largest customers represent 80.2% of the Company’s total sales for the year ended December 31, 2009. The following table sets forth information regarding the Company’s ten largest customers.

Name of Major Customers	Percentage of Total Revenue in 2009
BYD Auto Co., Ltd	14.8%
Chery Automobile Co., Ltd	12.0%
Beiqi Foton Motor Co., Ltd.	10.4%
Zhejiang Geely Holding Co., Ltd	10.0%
Brilliance China Automotive Holdings Limited	9.2%
Dongfeng Auto Group Co., Ltd	7.8%
China FAW Group Corporation	5.5%
Great Wall Motor Company Limited	4.5%
Chrysler Group LLC	3.8%
Anhui Jianghuai Automobile Group	2.2%
Total	80.2%

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

SALES AND MARKETING

The Company’s sales and marketing team has 105 sales persons, which are divided into an original equipment manufacturing, “OEM”, team, a sales service team and a working group dedicated to international business. These sales and marketing teams provide a constant interface with the Company’s key customers. They are located in all major vehicle producing regions to more effectively represent the Company’s customers’ interests within the Company’s organization, to promote their programs and to coordinate their strategies with the goal of enhancing overall service and satisfaction. The Company’s ability to support its customers is further enhanced by its broad presence in terms of sales offices, manufacturing facilities, engineering technology centers and joint ventures.

The Company’s sales and marketing organization and activities are designed to create overall awareness and consideration of, and therefore to increase sales of, the Company’s modular systems and components. To achieve that objective, the Company organized delegations to visit the United States, Korea, India and Japan and has supplied power steering gear to Chrysler North America. Through these activities, the Company has generated potential business interest as a strong base for future development.

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

EMPLOYEES AND FACILITIES

As of December 31, 2009, the Company employed approximately 2,944 persons, including approximately 1,940 by Henglong and Jiulong, approximately 294 by Shenyang, approximately 293 by Zhejiang, approximately 38 by USAI, approximately 135 by Wuhu, approximately 202 by Hengsheng, and 5 by Henglong USA.

As of December 31, 2009, each of Henglong and Jiulong, Shenyang, Zhejiang, Wuhu, Jielong, and Hengsheng has a manufacturing and administration area of 278,092 square meters, 35,354 square meters, 100,000 square meters, 83,700 square meters, 105,735 square meters, and 170,520 square meters, respectively.

Hubei Province, which is home to Dongfeng, one of the largest automakers in China, provides an ample supply of inexpensive but skilled labor to automotive-related industries. The annual production of the Company’s main product, power steering gear, was approximately 2,200,000 units and 1,290,000 units in 2009 and 2008 respectively. Although the production process continues to rely heavily on manual labor, the Company has invested substantially in high-level production machinery to improve capacity and production quality. Approximately $43.6 million was spent over the last three years on professional-grade equipment and workshops — approximately 87% of which has been used in the production process as of December 31, 2009.

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

The Company’s purchases from its ten largest suppliers represent in the aggregate 26.4% of all components and raw materials it purchased for the year ended December 31, 2009, and none of them providing more than 10% of total purchases.

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

The Company owns a Hubei Provincial-Level Technical Center, which has been approved by the Hubei Economic Commission. The center has a staff of 211, including 13 senior engineers, 2 foreign experts and 102 engineers, primarily focused on steering system R&D, tests, production process improvement and new material and production methodology application.

In addition, the Company has partnered with Tsinghua University to establish a steering system research center, called Tsinghua Henglong Automobile Steering Research Institute, for the purposes of R&D and experimentation for Electronic Power Steering, “EPS”.

The Company believes that its engineering and technical expertise, together with its emphasis on continuing research and development, allow it to use the latest technologies, materials and processes to solve problems for its customers and to bring new, innovative products to market. The Company believes that continued research and development activities, including engineering, are critical to maintaining its pipeline of technologically advanced products. The Company has aggressively managed costs in other portions of its business in order to maintain its total expenditures for research and development activities, including engineering, at approximately $2,560,000, $2,260,000, and $1,700,000 for the years ended December 31, 2009, 2008, and 2007, respectively. In 2009, the sales of newly developed products accounted for about 26.7% of total sales.

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

CHINESE AUTOMOBILE INDUSTRY

The Company is a supplier of automotive parts and most of its operations are located in China. An increase or decrease in the output and sales of Chinese vehicles could result in an increase or decrease of the Company’s results of operations. According to the latest statistics from the China Association of Automobile Manufacturers, “CAAM”, in 2009, the output and sales volume of vehicles in China have reached 13,791,000 and 13,645,000 units respectively, with an increase of 48.3% and 46.2% compared to 2008. The output and sales volume of passenger vehicles have reached 10,384,000 and 10,331,000 units respectively, with an increase of 54.1% and 52.9% compared to 2008. The output and sales volume of commercial vehicles have reached 3,407,200 and 3,313,500 units respectively, with an increase of 33.0% and 28.4% compared to 2008. Accordingly, the Company’s sales of steering gear for passenger vehicles and commercial vehicles and steering pumps in 2009 increased by 60.4%, 46.8% and 57.7% compared with the year 2008.

To bolster auto consumption in China, the government continued a series of stimulus measures including a reduction in purchase taxes of 25% on smaller cars, scrapping some road fees and granting subsidies for farmers who trade in their polluting vehicles for more fuel-efficient ones.

CHINESE ECONOMY

Management believes that the most important factor in understanding the Chinese automobile industry is the country’s rapid economic growth. During 2008, Chinese economic growth slowed down, as it suffered from the global financial crisis since the third quarter of 2008. In early 2009, a series of economic stimulation policies were issued by the Chinese Government, which rapidly reversed the great drop on economic growth. According to data from the State Statistical Bureau, Chinese economic growth reached 8.7% in 2009. With incentives provided by Government action, management believes that the investment by Chinese enterprises and consumption by Chinese residents will continue to increase relatively rapidly in 2010.

Management believes that the continued investment and consumption growth will have a favorable effect on the sales of commercial vehicles and passenger vehicles.

HIGHWAY DEVELOPMENT

Management believes that the continuing development of the highway system will have a significant positive impact on the manufacture and sale of private automobiles. Statistics from the Ministry of Communications show that 980,000 kilometers of highway and 4,719 kilometers of expressway were developed in 2009. Total highways and expressways now amount to 3,771,000 kilometers and 65,020 kilometers, respectively.

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

ENVIRONMENTAL COMPLIANCE

The Company is subject to the requirements of U.S. federal, state, local and non-U.S., including China’s, environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. The Company has an environmental management structure designed to facilitate and support its compliance with these requirements globally. Although it is the Company’s intent to comply with all such requirements and regulations, it cannot provide assurance that it is at all times in compliance. The Company has made and will continue to make capital and other expenditures to comply with environmental requirements, although such expenditures were not material during the past two years. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, the Company cannot assure that environmental requirements will not change or become more stringent over time or that its eventual environmental cleanup costs and liabilities will not be material.

During 2009, the Company did not make any material capital expenditures relating to environmental compliance.

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

Recently, pricing pressure from automobile manufacturers has been prevalent in the automotive parts industry in China. Virtually all vehicle manufacturers seek price reductions each year, including requiring suppliers to pay a “3-R Guarantees” service charge for repair, replacement and refund in an amount of about 1% - 4% of the total amount of parts supplied. Although the Company has tried to reduce costs and resist price reductions, these reductions have impacted the Company’s sales and profit margins. If the Company cannot offset continued price reductions through improved operating efficiencies and reduced expenditures, price reductions will have a material adverse effect on the Company's results of operations.

The Company’s business, revenues and profitability would be materially and adversely affected if it loses any of its large customers.

For the year ended December 31, 2009, approximately 14.8% of the Company’s sales were to BYD Auto Co., Ltd, approximately 12.0% were to Chery Automobile Co., Ltd, approximately 10.4% were to Beiqi Foton Motor Co., Ltd, and approximately 10.0% were to Zhejiang Geely Holding Co., Ltd, the Company’s four largest customers. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

The Company may be subject to product liability and warranty and recall claims, which may increase the costs of doing business and adversely affect the Company’s financial condition and liquidity.

The Company may be exposed to product liability and warranty claims if its products actually or allegedly fail to perform as expected or the use of its products results, or is alleged to result, in bodily injury and/or property damage. The Company started to pay some of its customers’ increased after-sales service expenses due to consumer rights protection policies of “recall” issued by the Chinese Government in 2004, such as the recalling flawed vehicles policy. Beginning in 2004, automobile manufacturers unilaterally required their suppliers to pay a “3-R Guarantees” service charge for repair, replacement and refund in an amount of about 1% - 4% of the total amount of parts supplied. Accordingly, the Company has experienced and will continue to experience higher after sales service expenses. Product liability, warranty and recall costs may have a material adverse effect on the Company’s financial condition.

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

The Company purchases various types of equipment, raw materials and manufactured component parts from its suppliers. The Company would be materially and adversely affected by the failure of its suppliers to perform as expected. The Company could experience delivery delays or failures caused by production issues or delivery of non-conforming products if its suppliers fail to perform, and it also faces these risks in the event any of its suppliers becomes insolvent or bankrupt.

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

The Company’s management controls approximately 75.3% of its outstanding common stock and may have conflicts of interest with the Company’s minority stockholders.

As of February 27, 2010, members of the Company’s management beneficially own approximately 75.3% of the outstanding shares of the Company’s common stock. As a result, these majority stockholders have control over decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders, which could result in the approval of transactions that might not maximize stockholders’ value. Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock. The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders. The Henglong Transaction was a transaction involving the Company and a counterparty controlled by Mr. Hanlin Chen, the Company’s Chairman and controlling stockholder. The Company regularly engages in transactions with entities controlled by one or more of its officers and directors.

Covenants contained in the Securities Purchase Agreement and the Senior Convertible Notes restrict the Company’s operating flexibility.

There is a limited public float of the Company’s common stock, which can result in the Company’s stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock or derivative securities.

There is a limited public float of the Company’s common stock. As of February 27, 2010, approximately 24.7% of the Company’s outstanding common stock is considered part of the public float. The term “public float” refers to shares freely and actively tradable on the NASDAQ Capital Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act. As a result of the limited public float and the limited trading volume on some days, the market price of the Company’s common stock can be volatile, and relatively small changes in the demand for or supply of the Company’s common stock can have a disproportionate effect on the market price for its common stock. This stock price volatility could prevent a security holder seeking to sell the Company’s common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

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

Risks Related to Doing Business in China and Other Countries Besides the United States

Because the Company’s operations are mostly located outside of the United States and are subject to Chinese laws, any change of Chinese laws may adversely affect its business.

Most of the Company’s operations are outside the United States and in China, which exposes it to risks, such as exchange controls and currency restrictions, currency fluctuations and devaluations, changes in local economic conditions, changes in Chinese laws and regulations, exposure to possible expropriation or other Chinese government actions, and unsettled political conditions. These factors may have a material adverse effect on the Company’s operations or on its business, results of operations and financial condition.

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

Although the Company is incorporated in the State of Delaware, in the United States, the majority of its current revenues are in Chinese currency. Conducting business in currencies other than US dollars subjects the Company to fluctuations in currency exchange rates that could have a negative impact on its reported operating results. Fluctuations in the value of the US dollar relative to other currencies impacts the Company’s revenues, cost of revenues and operating margins and results in foreign currency translation gains and losses. Historically, the Company has not engaged in exchange rate hedging activities. Although the Company may implement hedging strategies to mitigate this risk, these strategies may not eliminate its exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise requirements, external costs to implement the strategy and potential accounting implications.

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

Most of the Company’s business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although the Chinese Government has implemented measures recently emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese Government. In addition, the Chinese Government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Therefore, the Chinese Government’s involvement in the economy could adversely affect the Company’s business operations, results of operations and/or financial condition.

The Chinese Government’s macroeconomic policies could have a negative effect on the Company’s business and results of operations.

The Chinese Government has implemented various measures from time to time to control the rate of economic growth. Some of these measures benefit the overall economy of China, but may have a negative effect on the Company.

Government control of currency conversion and future movements in exchange rates may adversely affect the Company’s operations and financial results.

The Company receives substantially most of its revenues in Renminbi, the currency of China. A portion of such revenues will be converted into other currencies to meet the Company’s foreign currency obligations. Foreign exchange transactions under the Company’s capital account, including principal payments in respect of foreign currency-denominated obligations, continue to be subject to significant foreign exchange controls and require the approval of the State Administration of Foreign Exchange in China. These limitations could affect the Company’s ability to obtain foreign exchange through debt or equity financing, or to obtain foreign exchange for capital expenditures.

The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi into foreign currency. In July 2005, the Chinese Government has adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”. During July 2005 to July 2008, the exchange rate between RMB and US dollars has experienced a big fluctuation, for RMB 1.00 to US$0.1205 and RMB 1.00 to US$0.1462, respectively. Since August 2008, the exchange rate has been stable, and was approximately at RMB 1.00 to US$0.1464. There can be no assurance that the exchange rate will remain stable. The Renminbi could appreciate against the US dollar. The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which its earnings and obligations are denominated. In particular, an appreciation of the Renminbi is likely to increase the costs of export products and decrease the Company’s cash flow.

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

Most of the Company’s assets are located in China and eleven of its directors and officers are non-residents of the United States, and all or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons to originate an action in the United States. Moreover, there is uncertainty that the courts of China would enforce judgments of U.S. courts against the Company, its directors or officers based on the civil liability provisions of the securities laws of the United States or any state, or an original action brought in China based upon the securities laws of the United States or any state.

The Company may be subject to fines and legal sanctions imposed by State Administration of Foreign Exchange (SAFE) or other Chinese government authorities if it or its Chinese directors or employees fail to comply with recent Chinese regulations relating to employee share options or shares granted by offshore listed companies to Chinese domestic individuals

On December 25, 2006, the People’s Bank of China, or PBOC, issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by SAFE on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans with Chinese domestic individuals’ participation require approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese domestic individuals who are granted share options or shares by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with the SAFE and complete certain other procedures. As the Company is an offshore listed company, its Chinese domestic directors and employees who may be granted share options or shares shall become subject to the Stock Option Rule. Under the Stock Option Rule, employees stock holding plans, share option plans or similar plans of offshore listed companies with Chinese domestic individuals’ participation must be filed with the SAFE. After the Chinese domestic directors or employees exercise their options, they must apply for the amendment to the registration with the SAFE. The Company is reviewing the procedures for such SAFE registration. If the Company or its Chinese domestic directors or employees fail to comply with these regulations, the Company or its Chinese domestic directors or employees may be subject to fines or other legal sanctions imposed by the SAFE or other Chinese government authorities.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company’s headquarters are located at No. 1 Henglong Road, Yu Qiao Development Zone Shashi District, Jing Zhou City Hubei Province, the PRC. Set forth below are the manufacturing facilities operated by each joint venture. The Company has forty to fifty years long-term rights to use the lands and buildings.

Name of Entity	Product	Total Area (M 2 )	Building Area (M 2 )	Original Cost of Equipment	Site
Henglong	Automotive Parts	225,221	20,226	$32,085,220	Jingzhou City, Hubei Province
		13,393	13,707	-	Wuhan City, Hubei Province
Jiulong	Power Steering Gear	39,478	23,728	18,907,019	Jingzhou City, Hubei Province
Shenyang	Automotive Steering Gear	35,354	5,625	3,835,851	Shenyang City, Liaoning Province
Zhejiang	Steering Pumps	100,000	32,000	7,162,455	Zhuji City, Zhejiang Province
USAI	Sensor Modular	-	-	717,454	Wuhan City, Hubei Province
Wuhu	Automotive Steering Gear	83,700	12,600	1,888,650	Wuhu City, Anhui Province
Jielong	Electric Power Steering	105,735	-	1,063,098	Wuhan City, Hubei Province
Hengsheng	Automotive Steering Gear	170,520	26,000	5,799,143	Jingzhou City, Hubei Province
Total		773,401	133,886	$71,458,890

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

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) MARKET PRICES OF COMMON STOCK

The Company’s common stock has been traded on the NASDAQ Capital Market under the symbol “CAAS”. The high and low bid intra-day prices of the common stock in 2009 and 2008 were reported on NASDAQ for the time periods indicated on the table below. Accordingly, the table below contains the high and low bid closing prices of the common stock as reported on the NASDAQ for the time periods indicated.

	Price Range
	2009		2008
	High	Low	High	Low
First Quarter	$3.94	$2.30	$7.98	$4.40
Second Quarter	6.64	3.35	7.45	4.85
Third Quarter	9.90	5.14	6.69	3.88
Fourth Quarter	$22.49	$8.00	$4.20	$2.01

 (b) STOCKHOLDERS

The Company’s common shares are issued in registered form. Securities Transfer Corporation in Frisco, Texas is the registrar and transfer agent for the Company’s common stock. As of February 27, 2010, there were 27,046,244 shares of the Company’s common stock outstanding and the Company had approximately 76 stockholders of record.

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

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The securities authorized for issuance under equity compensation plans at December 31, 2009 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,200,000	$3.62	1,766,150

The stock option plan was approved in the 2004 Annual Meeting of Stockholders, and the maximum common shares for issuance under this plan are 2,200,000 with a term of 10 years.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of its current management. This report includes forward-looking statements. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. The Company’s expectations are as of the date this Form 10-K is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

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

The Company owns the following aggregate net interests in eight Sino-foreign joint ventures organized in the PRC as of December 31, 2009 and 2008.

	Percentage Interest
Name of Entity	2009	2008
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”	80.00%	80.00%
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”	81.00%	81.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Auto Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center”	80.00%	-

Jiulong was established in 1993 and is mainly engaged in the production of integral power steering gear for heavy-duty vehicles.

Henglong was established in 1997 and is mainly engaged in the production of rack and pinion power steering gear for cars and light duty vehicles.

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

In December 2009, Henglong, a subsidiary of Genesis, formed Jingzhou Henglong Automotive Technology (Testing) Center, (“Testing Center”), which is  mainly engaged in research and development of new products. The registered captial of Testing Center is RMB 30,000,000 ($4,393,544 equivalent).

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

USAI was established in 2005 and is mainly engaged in production and sales of sensor modules.

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

Wuhu was established in 2006 and is mainly engaged in production and sales of automobile steering systems.

Jielong was established in 2006 and is mainly engaged in production and sales of electric power steering, “EPS”.

Hengsheng was established in 2007 and is mainly engaged in production and sales of automobile steering systems.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage on net sales		Change in percentage
	Year Ended December 31		Year Ended December 31
	2009	2008	2009 vs 2008
Net sales	100.00%	100.00%	56.6%
Cost of sales	71.6	71.0	57.8
Gross profit	28.4	29.0	53.8
Gain on other sales	0.3	0.4	14.2
Less: operating expenses
Selling expenses	7.1	6.7	66.4
General and administrative expenses	4.8	7.4	1.2
R & D expenses	1.0	1.4	13.5
Depreciation and amortization	1.2	3.6	(49.5)
Total operating expenses	14.0	19.1	15.4
Operating income	14.7	10.3	122.6
Other income	0.1	0.7	(91.1)
Financial expenses	(0.8)	(0.8)	53.2
Gain (loss) on change in fair value of derivative	0.2	0.6	(37.4)
Income before income tax	14.2	10.8	105.7
Income tax	2.0	0.1	2,649.4
Net income	12.2	10.7	78.7
Net income attributable to noncontrolling interest	3.1	3.1	55.2
Net income attributable to Parent company	9.1%	7.6%	88.3%

RESULTS OF OPERATIONS: 2009 VERSUS 2008

NET SALES

The increase in net product sales of the Company is summarized as follows:

	Years Ended December 31
	2009	2008	Increase (Decrease)	Percentage
Steering gear for commercial vehicles	$59,404,649	$40,457,552	$18,947,097	46.8%
Steering gear for passenger vehicles	172,004,635	107,219,598	64,785,037	60.4
Steering pumps	23,810,722	15,094,357	8,716,365	57.7
Sensor module	377,547	407,779	(30,232)	(7.4)
Total	$255,597,553	$163,179,286	$92,418,267	56.6%

For the year ended December 31, 2009, net product sales were $255,597,553, compared to $163,179,286 for the year ended December 31, 2008, an increase of $92,418,267, or 56.6%. The increase in net sales in 2009 as compared to 2008 was a result of following factors:

(1) Increases in the income of Chinese residents and the growth of purchasing power led to an increase in the sales of passenger vehicles, which led to the increase in the Company’s sales of steering gear and pumps. During 2009, the output and sales volume of passenger vehicles in China reached 10,383,800 and 10,331,300 units respectively, with an increase of 54.1% and 52.9% compared with last year. As a result, net sales of steering gear and pumps for domestic passenger vehicles for the year ended December 31, 2009 increased 60.4% and 57.7% over the year 2008, respectively.

(2) Increased national economic investments in China led to an increase in sales of commercial vehicles, which led to the increase in the Company’s sales of steering gear for commercial vehicles. During 2009, the output and sales volume of commercial vehicles reached 3,407,200 and 3,313,500 units respectively with an increase of 33.0% and 28.4% over last year. For the year ended December 31, 2009, net sales of steering gear and accessories for commercial vehicles increased by 46.8% compared to the year 2008.

(3) The Company has raised the technological contents in, and production efficiency of, its products as a result of technological improvement to its production lines, allowing the Company to reduce its costs and, correspondingly, its sales prices which led to increased sales volumes.

COST OF GOODS SOLD

For the year ended December 31, 2009, the cost of goods sold was $182,929,833, compared to $115,920,585 for the year ended December 31, 2008, an increase of $67,009,248, or 57.8%, as a result of following factors:

(1) The increased volume of sales led to an increased cost of goods sold. During 2009, the sales of the Company’s main products, steering gear and accessories for passenger vehicles, steering gear and accessories for commercial vehicles, and steering pumps for commercial vehicles, increased 60.4%, 46.8% and 57.5% compared to 2008, respectively. Accordingly, the cost of goods sold in 2009 has increased $80,303,098, including $73,494,796 for steering gear and accessories for passenger vehicles and commercial vehicles, $6,762,545 for steering pumps, and $45,757 for sensor modular.

(2) The decreased unit cost for the Company’s main products led to a decrease in cost of goods sold. During 2009, by optimizing product design and production techniques, the costs of goods sold was decreased by $13,413,934 compared to 2008, including $13,341,889 for steering gear and accessories for passenger and commercial vehicles, and $72,045 for steering pumps.

(3) As the output of sensor modular has not yet started mass production, and the production process has not been stable, the cost of goods sold for sensor modular in 2009 increased $120,084 compared to the year 2008.

GROSS PROFIT FROM PRODUCT SALES

For the year ended December 31, 2009, the gross profit was $72,667,720, compared to $47,258,701 for the year ended December 31, 2008, an increase of $25,409,019, or 53.8%, as a result of following factors:

The increase in unit sales contributed to an increase of $31,458,666 in gross profit, while decreases in selling prices resulted in a decrease of $19,343,499 in gross profit, and reductions in unit costs resulted in an increase of $13,293,852 in gross profit.

Gross margin was 28.4% for the year ended December 31, 2009, a decrease of 0.6% from 29% for the same period of 2008, because the decline in selling prices was higher than the unit cost reductions. The Company took the following measures in 2009 to increase gross profit levels.

(1) Reduce manufacturing costs by optimizing product design and production techniques. During 2009, the Company’s technical personnel improved product design and production techniques to reduce wastage in the production process and improve manufacturing efficiency, thus reducing costs.

(2) Reduce the purchase price of sub-components.

GAIN ON OTHER SALES

Gain on other sales consisted of net amount retained from sales of materials and other assets. For the year ended December 31, 2009, gain on other sales were $838,505, compared to $734,063 for the year ended December 31, 2008, an increase of $104,442, or 14.2%, due to increased sales of materials.

SELLING EXPENSES

For the years ended December 31, 2009 and 2008, selling expenses are summarized as follows:

	Years Ended December 31
	2009	2008	Increase (Decrease)	Percentage
Salaries and wages	$2,563,384	$1,413,708	$1,149,676	81.3%
Supplies expense	62,967	138,489	(75,522)	(54.5)
Travel expense	402,708	489,872	(87,164)	(17.8)
Transportation expense	3,867,133	2,158,793	1,708,340	79.1
After sales service expense	10,029,522	5,861,783	4,167,739	71.1
Rent expense	699,206	384,167	315,039	82.0
Office expense	192,947	152,179	40,768	26.8
Advertising expense	14,755	10,009	4,746	47.4
Business entertainment expense	246,093	219,787	26,306	12.0
Insurance expense	5,931	16,917	(10,986)	(64.9)
Other expense	731	23,957	(23,226)	(96.9)
Total	$18,085,377	$10,869,661	$7,215,716	66.4%

Selling expenses were $18,085,377 for the year ended December 31, 2009, compared to $10,869,661 for 2008, an increase of $7,215,716, or 66.4%. Major items that increased by more than $100,000 in 2009 compared to 2008 were salaries and wages, transportation expense, after sales service expense, and rent expenses.

The salaries of salesmen were indexed with their selling performance. During 2009, sales had a 56.6% increase over 2008, correspondingly increasing the salaries of salesmen.

The increase in transportation expense was due to increased sales and a rise in the price of oil, which led to increases in domestic transportation prices.

After sales service expense is the cost of product warranties that the Company estimated, that is, the Company has committed to provide repair and maintenance services and other services, within a certain period after the Company’s products were sold. Such estimates of product warranties were based on, among other things, historical experience, sales volume, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual expenses provided to repair and maintenance services and other services. After sales service expense for the year ended December 31, 2009 increased by $4,167,739, or 71.1%, compared with the last year, mainly due to the increased product sales and the increased after sales service offices.

The increase in rent expense was due to increased marketing activities, which led to increases in product warehouses and offices.

GENERAL AND ADMINISTRATIVE EXPENSES

For the years ended December 31, 2009 and 2008, general and administrative expenses are summarized as follows:

	Years Ended December 31
	2009	2008	Increase (Decrease)	Percentage
Salaries and wages	$4,439,611	$3,929,989	$509,622	13.0%
Travel expenses	449,171	487,690	(38,519)	(7.9)
Office expenses	527,844	551,760	(23,916)	(4.3
Supplies expenses	516,215	611,169	(94,954)	(15.5)
Repairs expenses	697,945	656,886	41,059	6.3
Business entertainment expenses	212,460	363,791	(151,331)	(41.6)
Labor insurance expenses	2,123,071	1,667,287	455,784	27.3
Labor union dues expenses	106,433	108,704	(2,271)	(2.1)
Board of directors expense	77,587	66,920	10,667	15.9
Taxes	1,120,948	690,918	430,030	62.2
Provision for bad debts	120,483	989,584	(869,101)	(87.8)
Training expenses	99,120	194,954	(95,834)	(49.2)
Listing expenses*	1,589,236	1,624,161	(34,925)	(2.2)
Others expenses	159,743	153,687	6,056)	3.9
Total	$12,239,867	$12,097,500	$142,367	1.2%

* Listing expenses consisted of the costs associated with legal, accounting and auditing fees for operating a public company.

General and administrative expenses were $12,239,867 for the year ended December 31, 2009, compared to $12,097,500 for the year ended December 31, 2008, an increase of $142,367, or 1.2%.

The expense items that increased more than $100,000 in 2009 compared to 2008 were salaries and wages, labor insurance expenses, and tax expenses. The expense items that decreased more than $100,000 in 2009 compared to 2008 were business entertainment expenses, and provision for bad debts expenses.

The increased salaries and wages were due to increased staff and performance bonuses resulting from enlarged business size and improved earnings.

The Company’s labor insurance expenses were pension, medicare, injury insurance, unemployment insurance, and housing fund expenses. The increase in labor insurance expenses for 2009 was a result of an increase in the number of employees.

The Company’s tax expense was property tax such as land use right, housing property tax, vehicle and vessel usage license plate tax. The increase in tax expense was a result of an increase in the property usage of the Company.

The decrease in business entertainment expenses has resulted from the control of such expenses by the Company’s management in 2009.

The Company recorded provision for bad debts based on aging of accounts receivable. The decrease in provision for bad debts in 2009 was mainly due to decreased receivables in excess of credit terms, as most domestic automobile manufacturers were in good financial situation, and paid the Company under their credit terms.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $2,561,170 for the year ended December 31, 2009, compared to $2,255,892 for the year ended December 31, 2008, an increase of $305,278, or 13.5%.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce new and innovative products on a cost-competitive basis. In order to maintain the Company’s competitiveness, the Company needs to invest in more R & D expenses. In 2009, the Company not only developed new products for foreign OEMs, but also increased R & D expenses for power steering gear for domestic OEMs.

 DEPRECIATION AND AMORTIZATION EXPENSE

For the year ended December 31, 2009, depreciation and amortization expenses excluded from that recorded under cost of sales were $2,955,159, compared to $5,846,290 for the year ended December 31, 2008, a decrease of $2,891,131, or 49.5%, as a result of the full depreciation of certain fixed assets of the Company.

INCOME FROM OPERATIONS

Income from operations was $37,664,652 for the year ended December 31, 2009, compared to $16,923,421 for the year ended December 31, 2008, an increase of $20,741,231, or 122.6%, mainly consisting of an increase of $25,409,019, or 53.8%, in gross profit, an increase of $104,442, or 14.2%, in net sales from materials and others, and a decrease of operating income of $4,772,230, or 15.4%, as a result of increased operating expenses.

OTHER INCOME

Other income was $94,534 for the year ended December 31, 2009, compared to $1,067,309 for the year ended December 31, 2008, a decrease of $972,775, or 91.1%, primarily as a result of decreased government subsidies.

The Company’s government subsidies consisted of interest subsidy and investment subsidy. Interest subsidy is the refund by the Chinese Government of interest charged by banks to companies which are entitled to such subsidies. Investment subsidy is subsidy to encourage foreign investors to set up technologically advanced enterprises in China.

During the year ended December 31, 2009, the Company received $94,534 for interest subsidy, and no investment subsidy. During the year ended December 31, 2008, the Company’s received $264,978 for interest subsidy, and $802,331 for investment subsidy.

Interest subsidies apply only to loan interest related to production facilities expansion. During 2006 and 2007, the Company had used this special loan to improve technologically its production line in order to enlarge capability and enhance quality. The expansion project was completed and new facilities were put into use at the end of 2007 and 2008, respectively.

During 2009 and 2008, the experts sent by the Chinese Government reviewed and assessed the actual usage of technologically improved production facilities on site in order to confirm whether the improvement has achieved its expected goal of production expansion and quality enhancement. Whether or not a company can receive interest subsidies from the Chinese Government depends on the company’s achieving the two goals set forth above after the technological improvement.

Chinese Government also provided incentives to foreign investors for setting up technologically advanced enterprises in China. During 2008, Genesis, a foreign investor, has received $802,331 for re-investment in Jiulong and Henglong with profit distribution because these two entities were technologically advanced enterprises entitled to such subsidies.

Since such government subsidy is similar to an investment income, the Company has recorded it as other income.

FINANCIAL EXPENSES

Financial expenses were $ 1,986,200 for the year ended December 31, 2009, compared to financial expenses of $1,296,218 for the year of 2008, an increase of $689,982, or 53.2%, primarily as a result of a decrease in interest expense of $152,383, an increase in convertible notes discount amortization of $294,013 and an increase in bank service fee of $19,659, as well as a decrease of foreign currency exchange gain of $295,282 and an increase in notes discount expenses of $233,411.

The decrease in interest expense was due to decreased bank loan and convertible notes. The increase in convertible note discount amortization was due to the redemption of three Convertible Notes with a total principal amount of $5,000,000 on March 17, 2009, with unamortized convertible note discount being written-off on the redemption date. The increase in notes discount expenses was mainly due to Chinese bank’s increase of its notes discount rate in 2009.

GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE

During the year ended December 31, 2009, the gain on change in fair value of the derivatives embedded in the convertible notes was $624,565, as compared to $998,014 for the year ended December 31, 2008, a decrease of $373,449, or 37.4%

During the year ended December 31, 2009, the decrease of change in fair value of the derivatives resulted from reduced gain on adjustment of fair value of liabilities in connection with convertible notes, and increased gain on change in fair value of compound derivatives embedded in the convertible notes.

During 2008, the opening fair value of warrant liabilities on February 15, 2008 was $798,626, closing fair value of warrant liabilities on December 31, 2008 was $1,977, and gain on change in fair value of warrant liabilities was $796,649. The significant reduction in fair value of warrant liabilities was due to the reduced remaining term and the significant difference between trading price of the Company’s common stock ($3.39) and opening trading price ($6.09). During 2009, the opening fair value of warrant liabilities was $1,977, closing fair value of warrant liabilities on December 31, 2009 was $0. Since the trading price of the Company’s common stock ($3.30) on exercise date (February 15, 2009) was significantly below the contractual exercise price ($8.55), no warrant was exercised. The warrant has expired, and its fair value was zero, and the gain on change in fair value was $1,977. (See Note 15)

During the year ended December 31, 2009, the gain on change in fair value of compound derivatives embedded in the convertible notes was $622,588, compared to $201,365 for the year ended December 31, 2008, an increase of $421,223, mainly as a result of the recent stock market recovery. The Company’s stock price rose dramatically. On December 31, 2009, the Company’s stock price has risen to $18.71, from $3.39 on December 31, 2008, which is 2.64 times the contractual exercise price ($7.08). The convertible note holders will gain more potential income if they convert or continue to hold than redeem. Therefore, the Company estimated the probability of redemption was low, which led to a decrease in the fair value of derivative liabilities. (See Note 14)

 INCOME BEFORE INCOME TAXES

Income before income taxes was $36,397,551 for the year ended December 31, 2009, compared to $17,692,526 for the year ended December 31, 2008, an increase of $18,705,025, or 105.7%, consisting of increased income from operations of $20,741,231, decreased other income of $972,775, decreased finance expenses of $689,982, and decreased gain on change in fair value of derivative of $373,449.

INCOME TAXES

   Income tax expense was $5,110,475 for the year ended December 31, 2009, compared to $185,877 for the year ended December 31, 2008, an increase of $4,924,598, mainly because of:

(1) Increased taxable income resulted in an increased tax of $2,650,717.

(2) The Company has received $1,053,092 of government income tax benefit during the year ended December 31, 2009, as compared to $2,762,823 for the year of 2008, a decrease of $1,709,731. The Chinese Government cancelled the income tax benefit for purchase of domestically manufactured equipment in 2009.

(3) Decrease in average income tax rate resulted in decreased income tax expenses of $333,882.

(4) An increase in provision for impairment of deferred income taxes assets led to an increased income tax expenses of $757,359.

(5) Other adjustments led to an increased income tax expenses of $140,673.

NET INCOME

Net income was $31,287,076 for the year ended December 31, 2009, compared to $17,506,649 for the year ended December 31, 2008, an increase of $13,780,427, or 78.7%, consisting of increased income before income taxes of $18,705,025, or 105.7%, and a decrease of $4,924,598 due to increased income tax expenses.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

The Company recorded net income attributable to noncontrolling interests of $7,872,813 for the year ended December 31, 2009, compared to $5,071,408 for the year ended December 31, 2008, an increase of $2,801,405, or 55.2%.

The Company owns different equity interests in eight Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these eight Foreign Investment Enterprises were consolidated in the Company’s financial statements as of December 31, 2009 and 2008. The Company records the net income attributable to noncontrolling interests of the respective Sino-foreign joint ventures for each period.

In 2009, net income attributable to noncontrolling interests has increased compared to 2008, primarily resulting from increased net income.

NET INCOME ATTRIBUTABLE TO PARENT COMPANY

Net income attributable to parent company was $23,414,263 for the year ended December 31, 2009, compared to $12,435,241 for the year ended December 31, 2008, an increase of $10,979,022, or 88.3%, consisting of increased net income of $13,780,427, or 78.7%, and an increased net income attributable to noncontrolling interests of $2,801,405, or 55.2%.

LIQUIDITY AND CAPITAL RESOURCES:

Capital resources and use of cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and internally generated cash. As of December 31, 2009, the Company had cash and cash equivalents of $43,480,176, compared to $37,113,375 as of December 31, 2008, an increase of $6,366,801, or 17.2%.

The Company had working capital of $62,342,953 as of December 31, 2009, compared to $42,032,901 as of December 31, 2008, an increase of $20,310,052, or 48.3%.

Financing activities:

The Company’s main financing activities were bank loans and banker’s acceptance bill facilities. In such financing activities, the Company’s banks require the Company to sign documents to repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, such one year facilities can be extended for another year.

The Company had bank loans maturing in less than one year of $5,125,802 and bankers’ acceptances of $38,041,602 as of December 31, 2009.

The Company currently expects to be able to obtain similar bank loans and bankers’ acceptance bills in the future if it can provide adequate mortgage security following the termination of the above mentioned agreements (See the table in section (a) Bank loan). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptance bills will be devalued by approximately $7,965,902. If the Company wishes to obtain the same amount of bank loans and banker's acceptance bills, it will have to provide $7,965,902 additional mortgages as of the maturity date of such agreements (See the table in section (a) Bank loan). The Company still can obtain a reduced line of credit with a reduction of $3,712,000, which is 46.6% (the mortgage rates) of $7,965,902, if it cannot provide additional mortgages. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity.

On February 15, 2008, the Company issued $35,000,000 of convertible notes to Lehman Brothers Commercial Corporation Asia Limited, LBCCA, and YA Global Investments, L.P., YA Global, maturing in 5 years. According to the terms of the Senior Convertible Notes (as described in Note 13 of the financial statement), convertible notes may be required to be repaid in cash on or prior to their maturity.  For example, Convertible Note holders are entitled to require the Company redeem all or any portion of the Convertible Notes in cash, if the Weighted Average Price (WAP) for twenty (20) consecutive trading days is less than $3.187 at any time following February 15, 2009, the “WAP Default”, by delivering written redemption notice to the Company within five (5) business days after the receipt of the Company’s notice of the WAP Default.

As a result of the 2008 and 2009 worldwide financial turmoil, the Company’s stock’s WAP for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187. On March 17, 2009, the Company delivered two WAP Default notices to the Convertible Note holders. On March 27, 2009, the Company received a letter dated March 26, 2009 via fax from YA Global, one of the Convertible Note holders, electing to require the Company to redeem all the three Convertible Notes it held in the total principal amount of $5,000,000, together with interest, late charges, if any, and the Other Make Whole Amount as defined in Section 5(d) of the Convertible Notes. After negotiation, on April 15, 2009, the Company paid YA Global $5,041,667 for the total principal amount ($5,000,000), together with interest and late charges. YA Global has waived its entitlement to the Other Make Whole Amount.

Following the WAP Default notices, the Company received a letter from the provisional liquidator acting on behalf of LBCCA, the “LBCCA Liquidator”, requesting that it be granted an extension until April 24, 2009 to consider its rights under the Convertible Notes.  The Company granted an extension to April 15, 2009.  The LBCCA Liquidator requested another extension to April 24, 2009.  On April 24, 2009, LBCCA’s lawyers sent three Holder Redemption Notices via fax electing to redeem the entire outstanding principal of $30,000,000, together with interest, late charges, if any, and the Other Make Whole Amount, to be paid on July 23, 2009.  The Company discussed settlement with the LBCCA Liquidator, and on or about July 22, 2009, the Company and the LBCCA Liquidator agreed to extend the applicable holder mandatory redemption date for two months to September 23, 2009 to give more time to the Company and the LBCCA Liquidator to pursue settlement discussion. The Company received a letter dated September 22, 2009 from the LBCCA Liquidator stating that upon the Company’s acceptance of the revocation, all holder redemption notices dated April 24, 2009 shall be immediately revoked as if they were never issued, and the letter and the revocation did not purport to amend, restate or supplement any other terms and conditions under the three Notes and Securities Purchase Agreement dated 1 February 2008 between the Company and the LBCCA Liquidator. The Company accepted such revocation on September 23, 2009.

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

 (a)  Bank loans

As of December 31, 2009, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Due Date	Amount available	Amount borrowed
Comprehensive credit facilities	Bank of China	Dec-10	$8,054,831	$6,639,393
Comprehensive credit facilities	China Construction Bank	Oct-10	8,787,089	4,384,757
Comprehensive credit facilities	CITIC Industrial Bank	Jul-10	12,079,757	12,079,757
Comprehensive credit facilities	Shanghai Pudong Development Bank	Oct-10	6,590,317	-
Comprehensive credit facilities	Jingzhou Commercial Bank	Oct-10	9,519,346	8,281,685
Comprehensive credit facilities	Industrial and Commercial Bank of China	Sep-10	2,929,030	342,697
Comprehensive credit facilities	Bank of Communications Co., Ltd	Sep-10	3,392,502	3,392,502
Comprehensive credit facilities	Guangdong Development Bank	Oct-10	4,393,544	1,991,740
Comprehensive credit facilities	China Merchants Bank Co. Ltd	Sep-10	6,054,873	6,054,873
Total			$61,801,289	$43,167,404

The Company may request the banks to issue notes payable or bank loans within its credit line using a 364-day revolving line.

The Company refinanced its short-term debt during early 2009 at annual interest rates of 4.86% to 5.31%, and maturity terms of six to twelve months. Pursuant to the refinancing arrangement, the Company pledged $40,137,786 of equipment, land use rights and buildings as security for its comprehensive credit facility with the Bank of China; pledged $13,510,237 of land use rights and buildings as security for its comprehensive credit facility with Shanghai Pudong Development Bank; pledged $16,644,445 of land use rights and equipment as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; pledged $2,642,704 of land use rights and buildings as security for its comprehensive credit facility with Industrial and Commercial Bank of China; pledged $13,475,528 of accounts receivable, land use rights and buildings as security for its comprehensive credit facility with China Construction Bank; pledged $17,505,961 of land use rights, notes receivable and buildings as security for its comprehensive credit facility with China CITIC Bank; pledged $5,390,941 of land use rights and buildings as security for its comprehensive credit facility with China Merchants Bank; pledged $6,499,795 of land use rights and buildings as security for its comprehensive credit facility with Bank of Communications Co., Ltd,; and pledged $1,991,740 of accounts receivable as security for its comprehensive credit facility with Guangdong Development Bank.

 (b)  Financing from investors:

On February 15, 2008, the Company sold $30,000,000 and $5,000,000 convertible notes to Lehman Brothers Commercial Corporation Asia Limited, LBCCA, and YA Global Investments, L.P., YA Global, respectively, with a scheduled maturity date of February 15, 2013 and an initial conversion price for conversion into the Company’s common stock of $8.8527 per share.

On April 15, 2009, the Company paid YA Global $5,041,667 to redeem the total principal amount ($5,000,000), together with interest, and late charges. YA Global has waived its entitlement to the Other Make Whole Amount.

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term bank loan	$5,125,802	$5,125,802	$-	$-	$-
Notes payable	38,041,602	38,041,602	-	-	-
Convertible notes payable	30,000,000	30,000,000	-	-	-
Other contractual purchase commitments, including information technology	10,788,625	10,006,373	782,252	-	-
Total	$83,956,029	$83,173,777	$782,252	$-	$-

Short-term bank loans:

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of December 31, 2009.

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of payment	Amount Payable on Due Date
Bank of China	Working Capital	10-Nov-09	1	5.31%	Pay monthly	10-Nov-10	$2,196,772
China Merchants Bank	Working Capital	5-May-09	1	5.31%	Pay monthly	5-Apr-10	2,196,772
Guangdong Development Bank	Working Capital	18-Sep-09	0.5	4.86%	Pay monthly	24-Mar-10	732,258
	Total						$5,125,802

The Company must use the loans for the purpose described in the table. If the Company fails, it will be charged a penalty interest at 100% of the specified loan rate. The Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged a compounded interest at the specified rate. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of December 31, 2009, and will continue to comply with them.

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of December 31, 2009:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	Jan-10	$3,727,058
Working Capital	3-6	Feb-10	5,822,912
Working Capital	3-6	Mar-10	6,133,827
Working Capital	3-6	Apr-10	5,592,757
Working Capital	3-6	May-10	6,802,671
Working Capital	3-6	Jun-10	9,962,377
Total			$38,041,602

The Company must use the loan for the purpose described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of December 31, 2009, and will continue to comply with them.

The Company had approximately $10,788,625 of capital commitment as of December 31, 2009, arising from equipment purchases for expanding production capacity. The Company intends to pay $10,006,373 in 2010 using its working capital. Management believes that it will not have a material adverse effect on the Company’s liquidity.

Cash flows:

(a)  Operating activities

Net cash generated from operations during the year ended December 31, 2009 was $34,956,534, compared with $16,373,966 for the year of 2008, an increase of $18,582,568, primarily due to increased net income.

During the year ended December 31, 2009, the most important factor of cash outflow of operation activities is increased accounts receivables, notes receivables, and pledged cash deposits.

First, cash outflow caused by the increased accounts receivable was about $44,000,000, mainly due to increased sales in 2009 than in 2008. The credit terms on sale of goods between customers and the Company generally range from 3 - 4 months, which resulted in increased accounts receivable as sales increased. This is a normal capital circulation and the Company believes that it will not have a material adverse effect on future cash flows. Second, cash outflow caused by increased notes receivable was about $15,000,000, mainly due to the Company having sufficient working capital, thus having less notes receivable discounted during this period. Since the notes receivable were based on bank credit standing, they may turn into cash any time the Company elects. Therefore, the increase of notes receivable will not have a material adverse effect on the Company’s future operating activities. Third, increased pledged cash deposits caused cash outflow of $6,000,000. In order to save interest expenses, the Company arranged interest free banker’s acceptance bill facilities with various banks to facilitate purchasing activities to pay purchase expenditure. Such banker’s acceptance bill facilities required 30%-40% pledged rate for cash deposits, which led to an increased pledged cash deposits for increased purchase expenditure in 2009 than 2008.

(b)  Investing activities:

The Company expended net cash of $17,335,687 in investment activities during the year ended December 31, 2009, as compared to $22,356,060 during the year of 2008, a decrease of $5,020,373, as a result of the following factors:

 First, as in 2008, the Company invested cash for equipment purchases and building facilities to expand production to meet market needs. Cash used for equipment purchases and building facilities in 2009 and 2008 were $17,498,957 and $12,245,383, respectively.

Second, the Company acquired a 35.5% equity interest in Henglong, one of the Company’s Joint-Ventures in 2008, while there was no such investing activity in 2009.

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

During the year ended December 31, 2009, the Company expended net cash of $11,290,625 in financing activities, compared to obtaining net cash of $21,981,953 through financing activities for the same period of 2008, a decrease of $33,272,578 as a result of the following factors:

During the year ended December 31, 2008, the Company sold $30,000,000 and $5,000,000 of convertible notes to Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P., respectively. During the same period in 2009, there is no such financing activity.

The Company repaid YA Global $5,000,000 for its convertible notes upon its request during the year ended December 31, 2009.

During the year 2009 and 2008, the Company had sufficient working capital from its operating activities. To save interest expenses, the Company repaid bank loans of $2,196,367 and $7,567,697 during the year 2009 and 2008, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2009 and 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual payment obligations and commitments as of December 31, 2009:

	Payment Obligations by Period
	2010	2011	2012	2013	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$—	$—	$—	$220,000
Obligations for purchasing agreements	9,896,373	672,252	—	—	—	10,568,625
Total	$10,006,373	$782,252	$—	$—	$—	$10,788,625

SUBSEQUENT EVENTS

On January 24, 2010, Genesis entered into a sino-foreign equity joint venture contract with Beijing Hainachuan Auto Parts Co., Ltd., to establish a sino-foreign joint venture company, Beijing Henglong Automotive System Co., Ltd. “Beijing Henglong”, to design, develop and manufacture both hydraulic and electric power steering systems and parts.  Under PRC laws, the establishment of Beijing Henglong and the effectiveness of the equity joint venture contract are subject to the approval by the local Ministry of Commerce and the registration of the same with the local Administration of Industries and Commerce in Beijing.  The Company expects that the approval and registration will be obtained and completed within 2 months from the date of the equity joint venture contract.

Due to the continued increase of market demand for its products, the Company decided to expand its production capacity. On February 24, 2010, the Board of Directors of the Company decided to increase the registered capital of Hengsheng, one of the Company’s subsidiaries, to $16,000,000 from $10,000,000. The additional investment will be used for expansion of plant and purchase of machinery and equipment and will be funded by the Company’s working capital balances. As of the date of this report, the additional investment has been injected into Hengsheng.

INFLATION AND CURRENCY MATTERS

In the most recent decade, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese Government of various corrective measures designed to regulate growth and contain inflation.

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. During 2009, the Company has supplied products to North America and settled in cash in US dollars. As a result, appreciation or currency fluctuation of the RMB against the US$ would increase the cost of export products, thus adversely affect the Company’s financial performance.

In July 2005, the Chinese Government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”. During July 2005 to July 2008, the exchange rate between RMB and US dollars experienced a big fluctuation, for RMB 1.00 to US$0.1205 and RMB 1.00 to US$0.1462, respectively. Since August 2008, the exchange rate has maintained stable, and was approximately at RMB 1.00 to US$0.1464. There can be no assurance that the exchange rate will remain stable. The Renminbi could appreciate against the US dollar. The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which the Company’s earnings and obligations are denominated. In particular, an appreciation of the Renminbi is likely to increase the cost of export products, thus decrease the Company’s cash flow.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 to the accompanying Consolidated Financial Statements under Item 15 of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

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

The Company grants credit to its customers for three to four months based on each customer’s current credit standing and financial data. The Company assesses allowance on an individual customer basis, under normal circumstances ； the Company does not record any provision for doubtful accounts for those accounts receivable amounts which were in credit terms.  For those receivables out of credit terms, certain proportional provision, namely 25% to 100%, will be recorded based on respective overdue terms.
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
• Tax law changes • Variances in future projected profitability, including by taxing entity

Convertible notes payable, discount of convertible note payable, warrant liabilities, compound derivative liabilities	Warrant liabilities and compound derivative liabilities	The Company is required to estimate the fair value of warrant liabilities and compound derivative liabilities at conception and completion of each reporting period	The Company uses Black-Scholes option pricing model to determine fair value of warrant; uses forward cash-flow valuation techniques to determine fair value of compound derivative liabilities
• Expected term
• Expected volatility
• Risk-free rate or market interest rate similar with such instrument
•Dividend distribution
•Common stock trading price and exercise price
•Credit risk
• Probability of certain default event occurred
• Derivative liabilities redeemed on a price of exercise plus premium

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

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)  FINANCIAL STATEMENTS

The following financial statements are set forth at the end hereof.

1.	Report of Independent Auditors

2.	Consolidated Balance Sheets as of December 31, 2009 and 2008

3.	Consolidated Statements of Earnings for the years ended December 31, 2009 and 2008

4.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2009 and 2008

5.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008

6.	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

7.	Notes to Consolidated Financial Statements

(b)	Selected quarterly financial data for the past two years are summarized in the following table:

	Quarterly Results of Operations
	First		Second		Third		Fourth
	2009	2008	2009	2008	2009	2008	2009	2008
Net Sales	$44,697,446	$41,467,043	$62,484,279	$46,508,340	$64,654,369	$36,936,755	$83,761,459	$38,267,148
Gross Profit	12,197,831	12,212,370	18,501,732	14,463,004	17,639,322	9,878,223	24,328,835	10,705,104
Operating Income	7,092,507	6,784,664	11,660,281	5,477,887	9,654,436	3,697,416	9,257,428	963,454
Net Income	3,642,509	6,180,421	8,730,000	6,429,358	10,593,273	3,742,259	8,321,294	1,154,611
Net income attributable to noncontrolling interest	1,383,697	1,750,247	2,653,651	1,685,003	2,036,762	983,480	1,798,703	652,678
Net income attributable to Parent company	2,258,812	4,430,174	6,076,349	4,744,355	8,556,511	2,758,779	6,522,591	501,933
Earnings Per Share attributable to Parent company
Basic	$0.08	$0.18	$0.23	$0.19	$0.32	$0.10	$0.24	$0.01
Diluted	$0.08	$0.18	$0.21	$0.18	$0.28	$0.10	$0.21	$0.00

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“the COSO Framework”) of the Treadway Commission. Based on the evaluation performed under the COSO Framework as of December 31, 2009, the management believes that there was no significant material weakness in the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the annual report.

ITEM 9B. OTHER INFORMATION.

None.

 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, CORPORATE GOVERNANCE AND BOARD INDEPENDENCE.

     The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2009. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)
Hanlin Chen	52	Chairman of the Board

Qizhou Wu	45	Chief Executive Officer and Director

Jie Li	40	Chief Financial Officer

Tse, Yiu Wong Andy	39	Sr. VP

Shengbin Yu	56	Sr. VP

Shaobo Wang	47	Sr. VP

Yijun Xia	47	VP

Daming Hu	51	Chief Accounting Officer

Dr. Haimian Cai	46	Former Director

Robert Tung	53	Director

Guangxun Xu	59	Director

Bruce C. Richardson	52	Director

William E. Thomson	68	Director

(a)	BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS:

Hanlin Chen has served as Chairman of the Board since March 2003. Mr. Chen is a standing board member of Political Consulting Committee of Jingzhou City and vice president of Foreign Investors Association of Hubei Province. He was the general manager of Shashi Jiulong Power Steering Gears Co., Ltd. from 1993 to 1997. Since 1997, he has been the Chairman of the Board of Henglong Automotive Parts, Ltd. Mr. Hanlin Chen is the brother-in-law of the Company’s Senior Vice President, Mr. Andy Yiu Wong Tse.

Qizhou Wu has served as an Officer since September 2003 and the Chief Executive Officer since September 2007.  Prior to that position he served as the Chief Operating Officer since March 2003. He was the Executive General Manager of Jiulong from 1993 to 1999 and GM of Henglong Automotive Parts, Ltd. from 1999 to 2002. Mr. Wu graduated from Tsinghua University in Beijing with a Masters degree in Automobile Engineering.

            Jie Li has served as the Chief Financial Officer since September 2007. Prior to that position he served as the Corporate Secretary from December 2004. Prior to joining the Company in September 2003, Mr. Li was the Assistant President of Jingzhou Jiulong Industrial Inc from 1999 to 2003 and the general manger of Jingzhou Tianxin Investment Management Co. Ltd. from 2002 to 2003. Mr. Li has a Bachelor's degree from the University of Science and Technology of China. He also completed his graduate studies in economics and business management at the Hubei Administration Institute.

Tse, Yiu Wong Andy has served as Sr. VP of the Company since March 2003. He has also served as chairman of the board of Shenyang. He was the vice GM of Jiulong from 1993 to 1997 and the vice GM of Henglong. Mr. Tse has over 10 years of experience in automotive parts sales and strategic development. Mr. Tse has an MBA from the China People University.

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

Yijun Xia has served as VP of the Company since December 2009. He has also served as the general manager of the Henglong since April 2005. Prior to that position he served as the Vice-G.M. of Henglong from December 2002. Mr. Xia graduated from Wuhan University of Water Transportation Engineering with a bachelor degree in Metal Material and Heat Treatment.

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

Haimian Cai has been an Independent Director from September 2003 to December 2009, and also a member of the Company’s Audit, Compensation and Nominating Committees. Dr. Cai is a technical specialist in the automotive industry. Prior to that, Dr. Cai was a staff engineer in ITT Automotive Inc. Dr. Cai has written more than fifteen technical papers and co-authored a technical book regarding the Powder Metallurgy industry for automotive application. Dr. Cai has more than ten patents including pending patents. Dr. Cai holds a B.S. Degree in Automotive Engineering from Tsinghua University and a M.S. and Ph. D. in manufacturing engineering from Worcester Polytechnic Institute. Since December 2009, Mr. Cai has not served as Independent Director and a member of the Company’s Audit, Compensation and Nominating Committees, for work reasons.

Robert Tung has been an Independent Director of the Company since September 2003 and a member of the Company’s Audit, Compensation and Nominating Committees. Mr. Tung is currently the President of Multi-Media Communications, Inc., and Vice President of Herbal Blends International, LLC. Mr. Tung holds a M.S. in Chemical Engineering from the University of Virginia. Since 2003, Mr. Tung has been actively developing business in China. Currently, Mr. Tung is the China Operation Vice President of Iraq Development Company of Canada, a leading North American corporation engaging in oil field and infrastructure development in the Republic of Iraq. In addition, Mr. Tung holds the Grand China sales representative position of TRI Products, Inc., a well known North American iron ores and scrap metals supplier.

Guangxun Xu has served as an Independent Director of the Company since December 2009. Prior to that, he has been the Chief Representative of NASDAQ in China in the past two years and was a managing director with the NASDAQ Stock Market International, Asia for over 10 years. With a professional career in the finance field spanning over 25 years, Mr. Xu’s practice focuses on providing package services on US and UK listings, advising on and arranging for Private Placements, PIPEs and IPOs, pre-IPO restructuring, M&A, Corporate and Project Finance, corporate governance, post-IPOIR and compliance, Risk Control, etc. He holds an MBA from Middlesex University, London.

William E. Thomson, CA, has been an Independent Director of the Company since September 2003 and is a member of the Company's Audit, Compensation and Nominating Committees. Mr. Thomson's current additional directorships include: Asia Bio Chem (ABC) (Agriculture); China Armco Metals (Scrap Metal); Score Media Inc. (SCR.TO) (Media); Electrical Contacts Ltd. (industrial); Han Wind Energy (Sustainable Energy); Pure Med Laser (Health Care); Summit Energy Management (Oil & Gas Distribution); Integrated Planning & Solution; Wright Environmental Management Inc. (Waste Management Solutions); YTW Growth Capital Management Corp. (CPC Facilitation); and Greater China Capital Inc. Mr. Thomson’s past directorships include: Open EC Technologies (OCE.V); Asia Media Group Corporation; Atlast Pain & Injury Solutions Inc. (TSX U) (Media); Confederation of Italian Entrepreneurs Worldwide Canada (Health Care); Debt Freedom Canada Inc. (Financial); Elegant Communications Ltd. (Environment); Esna Technologies Inc. (Unified Communications Solutions); Industrial Minerals Inc. (IDSM) (Graphite); JITE Technologies Inc. (JTI) (Electronics); Maxus Technology Corp. (eWaste Solutions); Med-Emerg International Inc. (Health Care); Symtech Canada Ltd. (Communications); The Aurora Fund (Financial); TPI Plastics (Plastics); Wiresmith Ltd. (Industrial) and World Educational Services.

Bruce C. Richardson joined the Company as an Independent Director in December, 2009. Mr. Richardson joined Redwood Capital as a manager in July 2009.  Prior to joining Redwood Capital, he served as CFO and company secretary of Dalian RINO Environmental Engineering from October 2007 until September 2008, a Managing Director of Xinhua Finance in Shanghai, PRC, from April 2006 until September 2007, and a Senior Analyst at Evolution Securities China Limited in Shanghai from 2004 until March 2006. Mr. Richardson also served as a Director of New Access Capital in Shanghai from June 2003 until January 2004. From 2001 through May 2003, Mr. Richardson was engaged in a private consulting practice centered on Chinese financial markets and institutions.  He began his career with Arthur Andersen in New York, where he worked from 1989 to 1994 before returning to China. Mr. Richardson earned a BA in Classics from the University of Notre Dame in 1980, and graduated with an MA in International Management from the University of Texas at Dallas in 1986. He was awarded a graduate study grant by the US National Academy of Sciences in 1987 and completed a year of post-graduate research on PRC accounting at People’s University in 1988.

BOARD COMPOSITION AND COMMITTEES

(b)	AUDIT COMMITTEE AND INDEPENDENT DIRECTORS

The Company has a standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act, as amended. The Audit Committee consists of the following individuals, all of whom the Company considers to be independent, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence: Robert Tung, Guangxun Xu, Bruce C. Richardson, and William Thomson. Mr. William Thomson is the Chairman of the Audit Committee. The Board has determined that Mr. William Thomson is the Audit Committee financial expert, as defined in Item 407(d)(5) of Regulation S-K, serving on the Company’s audit committee.

(c)	COMPENSATION COMMITTEE

The Company has a standing Compensation Committee of the Board of Directors. The Compensation Committee is responsible for determining compensation for the Company’s executive officers. Four of the Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Robert Tung, Guangxun Xu, Bruce C. Richardson, and William Thomson, serve on the Compensation Committee. Since December 17, 2009, Mr. Bruce C. Richardson has been the Chairman of the Compensation Committee.

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

The Company has a standing Nominating Committee of the Board of Directors. Director candidates are nominated by the Nominating Committee. The Nominating Committee will consider candidates based upon their business and financial experience, personal characteristics, and expertise that are complementary to the background and experience of other Board members, willingness to devote the required amount of time to carry out the duties and responsibilities of Board membership, willingness to objectively appraise management performance, and any such other qualifications the Nominating Committee deems necessary to ascertain the candidates’ ability to serve on the Board. The Nominating Committee will not consider nominee recommendations from security holders, other than the recommendations received from a security holder or group of security holders that beneficially owned more than five (5) percent of the Company’s outstanding common stock for at least one year as of the date the recommendation is made. Four of the Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Robert Tung, Guangxun Xu, Bruce C. Richardson, and William Thomson serve on the Nominating Committee. Since December 17, 2009, Mr. Guangxun Xu has been the Chairman of the Nominating Committee.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee

The Company has a standing Compensation Committee of the Board of Directors as described under Item 10(c) above.  The Compensation Committee is responsible for determining compensation for the Company’s executive officers. Four of the Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Robert Tung, Guangxun Xu, Bruce C. Richardson, and William Thomson, serve on the Compensation Committee. Since December 17, 2009, Mr. Bruce C. Richardson has been the Chairman of the Compensation Committee.

Executive compensation consists of salary, stock option awards, and performance bonus in cash.

Salary

The Company’s Board of Directors and Compensation Committee have approved the current salaries for executives: $150,000 for the Chairman, $100,000 for the CEO, and $60,000 for other officers in 2009.

Stock Option Awards

The stock options plan proposed by management, which aims to incentivize and retain core employees, to meet employees’ benefits, the Company’s long term operating goals and shareholder benefits, was approved at the 2004 Annual Meeting of Stockholders, and the maximum common shares for issuance under this plan is 2,200,000 with a period of 10 years.

The Company has not granted any stock option to management in 2009. The stock option granted for management in 2008 was as follows, which was approved by the Board of Directors and Compensation Committee.

a.	Total Number of Options Granted: 298,850
b.	Exercise Price Per Option: $2.93, the closing price of the common shares of the Company on December 9, 2008
c.	Date of Grant: December 10, 2008
d.	Expiration Date: on or before December 9, 2011
e.	Vesting Schedule
(i)	On December 10, 2008, 1/3 of the granted stock option shall be vested and become exercisable
(ii)	On December 10, 2009, another 1/3 of the granted stock option shall be vested and become exercisable
(iii)	On December 10, 2010, remaining 1/3 of the granted stock option shall be vested and become exercisable

In accordance with ASC Topic 718 (formerly SFAS No. 123R), the cost of the above mentioned stock options issued to directors was measured on the grant date based on their fair value. The fair value is determined using the Black-Scholes option pricing model and certain assumptions.  Please see Note 21.

The compensation that executive officers received for their services for fiscal year 2009 and 2008 were as follows:

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non-qualified deferred compensation earnings	All other compensation	Total
Hanlin Chen	2009	$150,000	$75,000	$	$—	$—	$—	$—	$225,000
(Chairman)	2008	$150,000	$—	$	$—	$—	$—	$—	$100,000
Qizhou Wu	2009	$100,000	$50,000	$	$—	$—	$—	$—	$150,000
(CEO)	2008	$100,000	$—	$	$—	$—	$—	$—	$100,000
Jie Li	2009	$60,000	$30,000	$	$—	$—	$—	$—	$90,000
(CFO)	2008	$60,000	$—	$	$38,654	$—	$—	$—	$98,654

Performance bonus

a.	Grantees: Hanlin Chen, Qizhou Wu, Shengbin Yu, Shaobo Wang, Andy Tse, Jie Li, and Daming Hu;
b.
Conditions: (i) based on the Company’s consolidated financial statements, the year over year growth rates of net sales and net profits for 2009 must exceed 15%; and (ii) the average growth rate of the foregoing indicators must exceed that of the whole industry in 2009;

c.	Bonus: 50% of each officer’s annual salary in 2009.

Awards for performance bonus of $275,000 were accrued in 2009 and have not been paid by the end of 2009.

Outstanding Equity Awards at Fiscal Year-End:

Not Applicable.

Compensation for Directors

Based on the number of the board of directors’ service years, workload and performance, the Company decides on their pay. The management believes that the pay for the members of the Board of Directors was appropriate as of December 31, 2009.

The compensation that directors received for serving on the Board of Directors for fiscal year 2009 was as follows:

Name	Fees earned or paid in cash	Stock awards	Option awards*	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation**	Total
Haimian Cai	$40,000	$-	$65,550	$-	$-	$96,000	$201,550
William E. Thomson	$46,000	$-	$65,550	$-	$-	$-	$111,550
Robert Tung	$40,000	$-	$65,550	$-	$-	$-	$105,550
Guangxun Xu	$-	$-	$-	$-	$-	$-	$-
Bruce C. Richardson	$-	$-	$-	$-	$-	$-	$-

* Other than the cash payment based on the number of a director’s service years, workload and performance, the Company grants 7,500 option awards to each director every year.

In accordance with ASC Topic 220 (formerly SFAS No. 123R), the cost of the above mentioned stock options issued to directors was measured on the grant date based on their fair value. The fair value is determined using the Black-Scholes option pricing model and certain assumptions.  Please see Note 21.

 **The cost of the above mentioned compensation paid to directors was measured based on investment, operating, technology, and consulting services they provided.

During the year 2009, Mr. Haimian Cai provided additional investment and technology consulting services.

All other directors did not receive compensation for their service on the Board of Directors, except the first three independent directors mentioned above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose of or direct the disposition of, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 27,046,244 shares of common stock outstanding at February 27, 2010.

Name/Title	Total Number of Shares	Percentage Ownership
Hanlin Chen, Chairman (1)	15,144,526	55.99%
Qizhou Wu, CEO, President and Director	1,641,396	6.06%
Jie Li, CFO	-	-%
Li Ping Xie(2)	15,144,526	55.99%
Tse, Yiu Wong Andy, Sr. VP, Director	472,704	1.74%
Shaobo Wang, Sr. VP	165,104	0.61%
Shengbin Yu, Sr. VP	216,429	0.80%
Yijun Xia, VP	-	-%
Daming Hu, CAO	9,000	0.03%
Robert Tung, Director	-	-%
Dr. Haimian Cai, Director	3,750	0.01%
William E. Thomson, Director	-	-%
Wiselink Holdings Limited (3)	3,023,542	11.17%
All Directors and Executive Officers (10 persons) (4)	20,374,097	75.33%

(1) Includes 1,491,425 shares of common stock beneficially owned by Mr. Chen’s wife, Ms. Xie and 302,354 shares indirectly held in Wiselink Holdings Limited.

 (2) Includes 13,653,101 shares of common stock beneficially owned by Ms. Xie’s husband, Mr. Chen.

(3) Wiselink Holdings Limited is a company controlled by Mr. Chen and other executive officers.

(4) Excludes 302,354 shares indirectly held by Mr. Chen in Wiselink Holdings Limited

Hanlin Chen, Chairman, owns 55.99% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For the information required by Item 13 please refer to Consolidated Financial Statements notes 2 and 23 “ Certain Relationships And Related Transactions ” and “ Related Party Transactions ” in the Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees for professional audit services rendered by Schwartz Levitsky Feldman LLP for the audit of the Company’s annual financial statements, and fees billed for other services for the fiscal years 2009 and 2008. The Audit Committee has approved all of the following fees.

	Fiscal Year Ended
	2009	2008
Audit Fees	$265,000	$285,000
Audit-Related Fees(1)	-	24,100
Tax Fees (2)	8,400	8,400
Total Fees Paid	$273,400	$317,500

(1)	Includes accounting and reporting consultations related to financing and internal control procedures.

(2)	Includes fees for service related to tax compliance services, preparation and filing of tax returns and tax consulting services.

Audit Committee’s Pre-Approval Policy

During fiscal years ended December 31, 2009 and 2008, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

 (a) List of Financial Statements/Schedules

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2009 and 2008

3.	Consolidated Statements of Earnings for the years ended December 31, 2009 and 2008

4.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2009 and 2008

5.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008

6.	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

7.	Notes to Consolidated Financial Statements

  (b)EXHIBITS

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

10.20	Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed on April 2, 2008)

10.21	English Translation of the Sino-Foreign Equity Joint Venture Contract dated January 24, 2010 between Great Genesis Holdings Limited and Beijing Hainachuan Auto Parts Co., Ltd.*

21	Schedule of Subsidiaries*

23	Consent of Schwartz Levitsky Feldman LLP., Independent Registered Public Accountant Firm*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: March 25, 2010		/s/ Qizhou Wu
	Name:	Qizhou Wu
	Title:	Chief Executive Director and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 25, 2010		/s/ Hanlin Chen
	Name:	Hanlin Chen
	Title:	Chairman and Director

Dated: March 25, 2010		/s/ Qizhou Wu
	Name:	Qizhou Wu
	Title:	Chief Executive Director, President and Director

Dated: March 25, 2010		/s/ Jie Li
	Name:	Jie Li
	Title:	Chief Financial Officer

Dated: March 25, 2010		/s/ Daming Hu
	Name:	Daming Hu
	Title	Chief Accounting Officer

Dated: March 25, 2010		/s/ Robert Tung
	Name:	Robert Tung
	Title:	Director

Dated: March 25, 2010		/s/ Guangxun Xu
	Name:	Name: Guangxun Xu
	Title:	Director

Dated: March 25, 2010		/s/ William E. Thomson
	Name:	William E. Thomson
	Title:	Director

Dated: March 25, 2010		/s/ Bruce C. Richardson
	Name:	Bruce C. Richardson
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Automotive Systems, Inc. and Subsidiaries :

We have audited the accompanying consolidated balance sheets of China Automotive Systems, Inc. and Subsidiaries as at December 31, 2009 and 2008 and the related consolidated statements of earnings, and comprehensive income, cash flows and changes in stockholders’ equity for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the management of China Automotive Systems, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financing reporting. Accordingly, we express no such opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Automotive Systems, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the results of its earnings and its cash flows for the years ended December 31, 2009 and 2008 in conformity with generally accepted accounting principles in the United States of America.

Toronto, Ontario, Canada

March 16, 2010

/s/ Schwartz Levitsky Feldman LLP

Schwartz Levitsky Feldman LLP

Chartered Accountants

Licensed Public Accountants

China Automotive Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2009 and 2008

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$43,480,176	$37,113,375
Pledged cash deposits (note 4)	12,742,187	6,739,980
Accounts and notes receivable, net, including $1,441,939 and $1,285,110 from related parties at December 31, 2009 and 2008, net of an allowance for doubtful accounts of $5,320,378 and $4,910,478 at December 31, 2009 and 2008 (note 5)	154,863,292	96,424,856
Advance payments and others, including $0 and $9,374 to related parties at December 31, 2009 and 2008	2,413,556	1,442,614
Inventories (note 7)	27,415,697	26,571,755
Current deferred tax assets (note 10)	1,381,868	-
Total current assets	$242,296,776	$168,292,580
Long-term Assets:
Property, plant and equipment, net (note 8)	$60,489,798	$51,978,905
Intangible assets, net (note 9)	561,389	504,339
Other receivables, net, including $65,416 and $369,365 from related parties at December 31, 2009 and 2008, net of an allowance for doubtful accounts of $1,295,755 and $659,837 at December 31, 2009 and 2008 (note 6)	1,064,224	1,349,527
Advance payment for property, plant and equipment, including $2,579,319 and $2,473,320 to related parties at December 31, 2009 and 2008	6,369,043	6,459,510
Long-term investments	79,084	79,010
Non-current deferred tax assets (note 10)	2,172,643	2,383,065
Total assets	$313,032,957	$231,046 ,936
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans (note 11)	$5,125,802	$7,315,717
Accounts and notes payable, including $1,537,827 and $1,097,641 to related parties at December 31, 2009 and 2008 (note 12)	107,495,833	59,246,043
Convertible notes payable, net, including $1,359,245 and $2,077,923 for discount of convertible note payable at December 31, 2009 and 2008 (note 13)	28,640,755	32,922,077
Compound derivative liabilities (note 14)	880,009	1,502,597
Customer deposits	1,918,835	236,018
Accrued payroll and related costs	3,040,705	2,715,116
Accrued expenses and other payables (note 15)	17,708,681	12,460,784
Accrued pension costs (note 16)	3,778,187	3,806,519
Taxes payable (note 17)	11,365,016	5,717,438
Amounts due to shareholders/directors (note 18)	－	337,370
Total current liabilities	$179,953,823	$126,259,679
Long-term liabilities:
Advances payable (note 19)	233,941	234,041
Total liabilities	$180,187,764	$126,493,720
Significant concentrations (note 28)
Related party transactions (note 29)
Commitments and contingencies (note 30)
Subsequent events (note 32)
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares Issued and Outstanding – None	$—	$—
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued and Outstanding – 27,046,244 shares and 26,983,244 shares at December 31, 2009 and 2008, respectively (note 21)	2,704	2,698
Additional paid-in capital (note 21)	27,515,064	26,648,154
Retained earnings- (note 22)
Appropriated	8,324,533	7,525,777
Unappropriated	58,642,023	36,026,516
Accumulated other comprehensive income	11,187,744	11,127,505
	--------------	--------------
Total parent company stockholders' equity	105,672,068	81,330,650
Non-controlling interests (note 20)	27,173,125	23,222,566
Total stockholders' equity	$132,845,193	$104,553,216
Total liabilities and stockholders' equity	$313,032,957	$231,046 ,936

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Earnings
Years Ended December 31, 2009 and 2008

	Years Ended December 31
	2009	2008
Net product sales, including $5,892,164 and $4,675,410 to related parties for Years Ended December 31, 2009 and 2008	$255,597,553	$163,179,286
Cost of product sold, including $13,998,702 and $7,901,944 purchased from related parties for Years Ended December 31, 2009 and 2008	182,929,833	115,920,585
Gross profit	$72,667,720	$47,258,701
Add: Gain on other sales	838,505	734,063
Less: Operating expenses
Selling expenses	18,085,377	10,869,661
General and administrative expenses	12,239,867	12,097,500
R&D expenses	2,561,170	2,255,892
Depreciation and amortization	2,955,159	5,846,290
Total Operating expenses	35,841,573	31,069,343
Income from operations	$37,664,652	$16,923,421
Add: Other income, net (note 23)	94,534	1,067,309
Financial income (expenses) (note 24)	(1,986,200)	(1,296,218)
Gain (loss) on change in fair value of derivative (note 25)	624,565	998,014
Income before income taxes	36,397,551	17,692,526
Less: Income taxes (note 26)	5,110,475	185,877
Net income	31,287,076	17,506,649
Net income attributable to noncontrolling interest	7,872,813	5,071,4 08
Net income attributable to parent company	$23,414,263	$12,435,241
Net income per common share attributable to parent company–
Basic	$0. 87	$0.48
Diluted (note 27)	$0. 78	$0.46
Weighted average number of common shares outstanding –
Basic	26,990,649	25,706,364
Diluted	31,618,412	29,668,726

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2009 and 2008

	Years Ended December 31
	2009	2008
Net income	$31,287,076	$17,506,649
Other comprehensive income:
Foreign currency translation gain (loss)	82,604	6,571,019
Comprehensive income	$31,369,680	$24,077,668
Comprehensive income attributable to noncontrolling interest	7,895,178	6,504,385
Comprehensive income attributable to parent company	$23,474,502	$17,573,283

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2009 and 2008

	Common	Additional Paid-in	Retained Earnings		Accumulated Other Comprehensive	Total parent company stockholders'	Non-controlling	Total stockholders'
	Stock	Capital	Appropriated	Unappropriated	Income (Loss)	equity	interests	equity

Balance at January 1, 2008	$2,396	$30,125,951	$7,525,777	$23,591,275	$5,989,463	$67,234,862	$23,166,270	$90,401,132
Foreign currency translation gain	–	–	–	–	5,138,042	5,138,042	1,432,977	6,571,019
Issuance of common stock	302	22,089,698	–	–	–	22,090,000	–	22,090,000
Acquirement of the 35.5% equity interest of Henglong	-	(25,912,921)	–	–	–	(25,912,921)	(6,177,079)	(32,090,000)
Appropriation of retained earnings							(1,016,733)	(1,016,733)
Capital contribution							745,723	745,723
Issuance of stock options to independent directors and management	-	345,426	–	–	–	345,426	–	345,426
Net income for the year ended December 31, 2008	–	–	–	12,435,241	–	12,435,241	5,071,408	17,506,649
Balance at December 31, 2008	$2,698	$26,648,154	$7,525,777	$36,026,516	$11,127,505	$81,330,650	$23,222,566	$104,553,216
Foreign currency translation gain	–	–	–	–	60,239	60,239	22,365	82,604
Exercise of stock options	6	420,234	–	–	–	420,240	–	420,240
Issuance of stock options to independent directors and management	-	446,676	–	–	–	446,676	–	446,676
Appropriation of retained earnings	-		798,756	(798,756)	–	–	(3,944,619)	(3,944,619)
Net income for the year ended December 31, 2009	–	–	–	23,414,263	–	23,414,263	7,872,813	31,287,076
Balance at December 31, 2009	$2,704	$27,515,064	$8,324,533	$58,642,023	$11,187,744	$105,672,068	$27,173,125	$132,845,193

 The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2009 and 2008

	Years Ended December 31
	2009	2008
Cash flows from operating activities:
Net income	$31,287,076	$17,506,649
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Stock-based compensation	446,676	345,426
Depreciation and amortization	8,684,169	9,924,992
Deferred income taxes	(1,169,108)	(974,383)
Allowance for impairment of asset	901,680	1,030,738)
Amortization for discount of convertible note payable	718,678	424,665
(Gain) loss on change in fair value of derivative	(624,565)	(998,014)
Other operating adjustments	(212,106)	2,533
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged cash deposits	(5,994,298)	(1,776,424)
Accounts and notes receivable	(58,735,311)	(9,335,776)
Advance payments and other	(968,719)	(417,973)
Inventories	(817,828)	(4,955,085)
Increase (decrease) in:
Accounts and notes payable	48,178,260	8,319,472
Customer deposits	1,682,384	89,046
Accrued payroll and related costs	322,877	(128,344)
Accrued expenses and other payables	5,650,474	1,487,900
Accrued pension costs	(31,847)	(69,998)
Taxes payable	5,638,359	(3,974,905)
Advances payable	(317)	(126,553)
Net cash provided by operating activities	$34,956,534	$16,373,966
Cash flows from investing activities:
(Increase) decrease in other receivables	207,014	(353,834)
Cash received from equipment sales	280,270	368,707
Cash paid to acquire property, plant and equipment	(17,498,957)	(12,245,383)
Cash paid to acquire intangible assets	(324,014)	(125,550)
Cash paid for the acquisition of 35.5% of Henglong equity	-	(10,000,000)
Net cash used in investing activities	$(17,335,687)	$(22,356,060)
Cash flows from financing activities:
Repayment of bank loans	$(2,196,367)	$(7,567,697)
Dividends paid to the minority interest holders of Joint-venture companies	(4,176,583)	(6,198,489)
Increase (decrease) in amounts due to shareholders/directors	(337,915)	2,416
Proceeds on exercise of stock options	420,240	-
Capital Contribution from the minority interest holders of Joint-venture companies	-	745,723
Proceeds (expenditure) from issuance (redemption) of convertible note payable	(5,000,000)	35,000,000
Net cash provided by (used in) financing activities	$(11,290,625)	$21,981,953
Cash and cash equivalents affected by foreign currency	$36,579	$1,626,357
Net change in cash and cash equivalents
Net increase in cash and cash equivalents	$6,366,801	$17,626,216
Cash and cash equivalents, at beginning of year	37,113,375	19,487,159
Cash and cash equivalents, at end of year	$43,480,176	$37,113,375

The accompanying notes are an integral part of these consolidated financial statements

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2009 and 2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Years Ended December 31
	2009	2008
Cash paid for interest	$1,475,307	$1,266,204
Cash paid for income taxes	$4,048,120	$4,126,048

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Years Ended December 31
	2009	2008
Acquisition of 35.5% of Henglong equity from the minority shareholder on a cashless basis	$-	$(22,090,000)
Liability resulted from issuance of common stock to acquire 35.5% of Henglong's equity	$—	$22,090,000

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

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

The Company owns the following aggregate net interests in eight Sino-foreign joint ventures organized in the PRC as of December 31, 2009 and 2008.

	Percentage Interest
Name of Entity	2009	2008
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”	80.00%	80.00%
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”	81.00%	81.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Auto Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd., “Hengsheng”	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center”	80.00%	——

Jiulong was established in 1993 and is mainly engaged in the production of integral power steering gear for heavy-duty vehicles.

Henglong was established in 1997 and is mainly engaged in the production of rack and pinion power steering gear for cars and light duty vehicles.

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

In December 2009, Henglong, a subsidiary of Genesis, formed Jingzhou Henglong Automotive Technology (Testing) Center (“Testing Center”), which is mainly engaged in research and development of new products. The registered capital of Testing Center is RMB 30,000,000 ($4,393,544 equivalent).

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

USAI was established in 2005 and is mainly engaged in the production and sales of sensor modulars.

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

Wuhu was established in 2006 and is mainly engaged in the production and sales of automobile steering systems.

Jielong was established in 2006 and is mainly engaged in the production and sales of electric power steering gear (“EPS”).

On March 7, 2007, Genesis established a wholly-owned subsidiary, Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”, to engage in production and sales of automotive steering systems. The registered capital of Hengsheng is $10,000,000.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the year ended December 31, 2009 and 2008, the accompanying consolidated financial statements include the accounts of the Company and its two subsidiaries and eight joint ventures, which are described in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

During early 2003, the Directors of the Company and the other joint venture partners in the Company’s Sino-foreign joint ventures executed “Act in Concert” agreements, resulting in the Company having voting control in such Sino-foreign joint ventures. Consequently, effective January 1, 2003, the Company changed from equity accounting to consolidation accounting for its investments in Sino-foreign joint ventures for the year ended December 31, 2003. Prior to January 1, 2003, the Company used the equity method pursuant to the provision in ASC Topic 810 (formerly EITF 96-16), as described as follows.

Henglong was formed in 1997. The Company increased its shareholdings from 44.5% to 80% in 2008 and the remaining 20% is owned by Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd., “JLME”. The highest authority of the joint venture is the Board of Directors, which is comprised of five directors, four of which, 80%, are appointed by the Company, and one of which, 20%, is appointed by JLME. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. Both the Chairman of the Board of Directors and general manager are appointed by the Company.

Jiulong was formed in 1993, with 81% owned by the Company, 10% owned by Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd., “JLME”, and 9% owned by Jingzhou Tianxin Investment Consulting Co., Ltd., “Tianxin”. The highest authority of the joint venture is the Board of Directors, which is comprised of five directors, four of which, 80%, are appointed by the Company, and one of whom, 20%, is appointed by JLME. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The Chairman of the Board of Directors is appointed by JLME. The general manager is appointed by the Company.

Shenyang was formed in 2002, with 70% owned by the Company, and 30% owned by Shenyang Automotive Industry Investment Corporation, “JB Investment”. The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of whom, 57%, are appointed by the Company, and three of whom, 43%, are appointed by JB Investment. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by the Company.

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

Jielong was formed in April 2006, with 85% owned by the Company, and 15% owned by Hong Kong Tongda, “Tongda”. The highest authority of the joint venture is the Board of Directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, and one of whom, 33%, is appointed by Tongda. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by the Company.

Wuhu was formed in May 2006, with 77.33% owned by the Company, and 22.67% owned by Wuhu Chery Technology Co., Ltd., “Chery Technology”. The highest authority of the joint venture is the Board of Directors, which is comprised of five directors, three of whom, 60%, are appointed by the Company, and two of whom, 40%, are appointed by Chery Technology. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The directors of the Company and the other joint venture partner of Wuhu executed “Act in Concert” agreement, resulting in the Company having voting control in the joint venture. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by the Company.

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

Accounts Receivable - In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance.

Inventories - Inventories are stated at the lower of cost and net realizable value. Cost is calculated on the moving-average, first-in-first-out basis and includes all costs to acquire and other costs to bring the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed moving-average cost if it exceeds the net realizable value.

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

Interest Costs Capitalized - Interest costs incurred in connection with specific borrowings for the acquisition, construction or installation of property, plant and equipment are capitalized (if significant) and depreciated as part of the asset’s total cost when the respective asset is placed into service.

However, for the fiscal year ended December 31, 2009, interest costs which were incurred before achieving the expected usage as result of using such specific borrowings for the acquisition, construction or installation of property, plant and equipment were not significant. For example, the interest cost incurred in connection with specific borrowings for acquisition of Henglong’s equity was $262,500 and $343,750 in 2008 and 2009, respectively, and such amount can achieve the expected usage without preparation time. Interest cost incurred in connection with specific borrowings for construction or installation of property, plant and equipment was $264,978 and $94,534 in 2008, and 2009, respectively. Interest cost in preparation time was $$90,000, and $30,000, in 2008 and 2009, respectively.

Intangible Assets - Intangible assets, representing patents and technical know-how acquired, are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful life of 5 to 15 years.
In January 2002, the Company has adopted the provisions of ASC Topic 350 (formerly SFAS No. 142), “Goodwill and Other Intangible Assets”. The Company did not have any goodwill at December 31, 2009 and 2008.

Long-Lived Assets - The Company has adopted the provisions of ASC Topic 360 (formerly SFAS No.144), “Accounting for the Impairment or Disposal of Long-Lived Assets”. Property, plant and equipment and intangible assets are reviewed periodically for impairment losses whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets.

In assessing long-lived assets for impairment, management considered the Company’s product line portfolio, customers and related commercial agreements, labor agreements and other factors in grouping assets and liabilities at the lowest level for which identifiable cash flows are largely independent. The Company considers projected future undiscounted cash flows, trends and other factors in its assessment of whether impairment conditions exist. Whilst the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such factors as future automotive production volumes, customer pricing, economics and productivity and cost saving initiatives, could significantly affect its estimates. In determining fair value of long-lived assets, management uses appraisals, management estimates or discounted cash flow calculations.

The Company recorded asset impairment charges of $781,373 for the year ended December 31, 2009, to adjust certain long-lived assets to their estimated fair values and included such charges in other sales income in the income statement.

During 2009, the Company recorded impairment charges of $383,434 to reduce the net book value of long-lived assets associated with the Company’s sensor products to their estimated fair value. This amount was recorded pursuant to impairment indicators including lower than anticipated current and near term future customer volumes, the related impact on the Company’s current and projected operating results and cash flows resulting from a change in product technology.

During 2009, the Company planned to sell the idle and unused machinery equipment of Henglong. The Company determined to fully write off these machinery and equipment.  This results in asset impairment charges of approximately $397,939.

 Long-Term Investments - Investments in which the Company owns less than 20% of the investee company and does not have the ability to exert significant influence are stated at cost, and are reviewed periodically for realizability.

Revenue from Product Sales Recognition - The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value added tax laws have been complied with, and collectability is probable. The Company recognizes product sales generally at the time the product is shipped. Concurrent with the recognition of revenue, the Company reduces revenue for estimated product returns. Shipping and handling costs are included in cost of goods sold. Revenue is presented net of any sales tax and value added tax.

Revenue from Materials and Other Assets Sales Recognition – Normally, the Company purchases materials only for its production. Occasionally, some materials will be sold to other suppliers in case of temporary inventory overage of such materials and to make a profit on any price difference. The Company is essentially the agent in these transactions because it does not have any risk of product return. When there is any quality or quantity loss, the suppliers are obligated to restitution. Income generated from selling materials is recorded as the net amount retained, that is, the amount billed to the customers less the amount paid to suppliers, in the consolidated statement of operations in accordance with the provisions of ASC Topic 350 (formerly EITF 99-19).

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

Pension - All the employees are located in China. The Company records pension costs and various employment benefits in accordance with the relevant Chinese social security laws, which is approximately at a total of 31% of salary as required by local governments. Base salary levels are the average salary determined by the local governments.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its debtors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable.

Interest Rate Risk- Bank loans are charged at fixed interest rates.

Income Taxes - The Company accounts for income taxes using the liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities, changes in deferred tax assets and liabilities, if any, include the impact of any tax rate changes enacted during the year. ASC Topic 350 (formerly SFAS No.109), “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. If the amount of the Company’s taxable income or income tax liability is a determinant of the amount of a grant, the grant is treated as a reduction of the income tax provision in the year the grant is realized.

Research and Development Costs - Research and development costs are expensed as incurred.

Advertising, Shipping and Handling Costs - Advertising, shipping and handling costs are expensed as incurred.

Income Per Share - Basic income per share is calculated by dividing net income attributable to the parent by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated based on the treasury stock method, assuming the issuance of common shares, if dilutive, resulting from the exercise of options and warrants. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the “if converted” method.

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

Fair Value of Financial Instruments -The company follows, “Fair Value Measurements and Disclosures” (ASC 820-10), which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Fair valued assets and liabilities that are generally included in this category are assets comprised of cash equivalents, restricted cash, accounts and notes receivable, and liabilities comprised of bank loans, accounts and notes payable, convertible notes payable, accrued payroll and related costs, accrued expenses and other payables, accrued pension costs and amounts due to shareholders/directors.

Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

At December 31, 2009 and 2008, the Company did not have any fair value assets or liabilities classified as Level 2.

Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Fair valued assets and liabilities that are generally included in this category are assets comprised of other long-term receivables; and liabilities comprised of advances payable.

Assets and liabilities measured at fair value as of December 31, 2009 and 2008 are classified below based on the three fair value hierarchy tiers described above:

		Fair value measurements using

	Carrying value	Level 1	Level 2	Level 3
December 31, 2009
Assets
Cash equivalents	$43,480,176	$43,480,176	$-	$-
Restricted cash	12,742,187	12,742,187	-	-
Accounts and notes receivable	154,863,292	154,863,292	-	-
Other long term receivable	1,064,224	-	-	1,010,000
Total assets	$212,149,879	$211,085,655	$-	$1,010,000
Liabilities
Bank loans	5,125,802	5,125,802	$-	$-
Accounts and notes payable	107,495,833	107,495,833	-	-
Convertible notes payable	28,640,755	28,640,755	-	-
Accrued payroll and related costs	3,040,705	3,040,705	-	-
Accrued expenses and other payables	-	17,708,681	-	-
Accrued pension costs	3,778,187	3,778,187	-	-
Advances payable	233,941	-	-	220,000
Total liabilities	$166,023,904	$165,789,963	$-	$220,000
December 31, 2008
Assets
Cash equivalents	$37,113,375	$37,113,375	$-	$-
Restricted cash	6,739,980	6,739,980	-	-
Accounts and notes receivable	96,424,856	96,424,856	-	-
Other long term receivable	1,349,527	-	-	1,270,000
Total assets	$141,627,738	$140,278,211	$-	$1,270,000
Liabilities
Bank loans	$7,315,717	$7,315,717	$-	$-
Accounts and notes payable	59,246,043	59,246,043	-	-
Convertible notes payable	32,922,077	32,922,077	-	-
Accrued payroll and related costs	2,715,116	2,715,116	-	-
Accrued expenses and other payables	12,460,784	12,460,784	-	-
Accrued pension costs	3,806,519	3,806,519	-	-
Amounts due to shareholders/directors	337,370	337,370	-	-
Advances payable	234,041	-	-	220,000
Total liabilities	$119,037,667	$118,803,626	$-	$220,000

Stock-Based Compensation - The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 433,850 stock options and 1,766,150 stock options remain to be issuable in the future. As of December 31, 2009, the Company had 343,850 stock options outstanding.

The Company has adopted ASC Topic 718 (formerly SFAS 123R), “Accounting for Stock-Based Compensation”, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) - The Company has adopted the provisions of ASC Topic 470 (formerly FSP APB 14-1), “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)”.ASC Topic 470 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC Topic 470 (formerly FSP APB 14-1) is effective beginning from January 1, 2009 for the Company, and this standard must be applied on a retrospective basis. Since the Company’s Convertible Notes agreement do not have a term for cash (or other assets) settlement upon conversion (Including Partial Cash Settlement), the adoption of ASC 480 did not have an impact on the Company’s consolidated financial position and results of operations.

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

Materials purchases from related parities – The Company purchased materials from related parties at fair market prices, and also received from them credit of three to four months on an open account basis. These transactions were consummated under similar terms as the Company's other suppliers.

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

3. Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) launched its Accounting Standards Codification (ASC or the Codification), the single source of nongovernmental authoritative generally accepted accounting principles in the United States (U.S. GAAP), and was effective for interim and annual periods ending after September 15, 2009. The Codification is a reorganization of U.S. GAAP into a topical format that eliminates the previous U.S. GAAP hierarchy. References to accounting standards in this Form 10-K refer to the relevant ASC topic. As the Codification was not intended to change or alter existing GAAP, it did not impact the Company’s financial condition, results of operations, or cash flows.

Effective January 1, 2009, the Company adopted guidance (originally issued as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51) amending existing GAAP to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adopted guidance, now included in ASC Topic 810, Consolidation (ASC 810), clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity on the financial statements. ASC 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Furthermore, disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required on the face of the financial statements. The adoption of the guidance did not have a material impact on the Company’s consolidated finance position and result of operation.

In April 2009, the FASB issued three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second update, as codified in ASC 320-10-65 established a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when recognize a write-down through earnings. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal year and interim periods ending after June 15, 2009. There was no impact to the Company’s consolidated financial statements as a result of the adoption of these standards.

In the second quarter of 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The updated modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have an impact on the Company’s financial condition, results of operations, or cash flows.

In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February 2010 and did not disclose the date through which subsequent events have been evaluated.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13 Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangement, which changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company is currently assessing the impact to its financial condition, results of operations or cash flows.

In January 2010, the FASB issued new standards in ASC 820, Fair Value Measurements and Disclosures. These standard required new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standards also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for the Company beginning with its first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company is currently evaluating the impact these standards will have on its financial condition, results of operations, or cash flows.

In January 2010, the FASB issued ASU No. 2010-01, Equity (ASC 505): Accounting for distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to ASC 505 clarifies the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying ASC 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU No. 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

4.  Pledged cash deposits

Pledged as guarantee for the Company's notes payable, the Company regularly pays some of its suppliers by bank notes. The Company (the drawer) has to deposit a cash deposit, equivalent to 10%- 40% of the face value of the relevant bank note, in a bank (the drawer) in order to obtain the bank note.

5. Accounts Receivable and Notes Receivable

The Company’s accounts receivable at December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008
Accounts receivable	$104,120,926	$60,345,494
Notes receivable	56,062,744	40,989,840
	160,183,670	101,335,334
Less: allowance for doubtful accounts	(5,320,378)	(4,910,478)
Balance at end of year	$154,863,292	$96,424,856

Notes receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The activity in the Company’s allowance for doubtful accounts of accounts receivable during the years ended December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008
Balance at beginning of year	$4,910,478	$3,827,838
Amounts provided for during the year	406,228	841,078
Add: foreign currency translation	3,672	241,562
Balance at end of year	$5,320,378	$4,910,478

6. Other Receivables

The Company’s other receivables at December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008
Other receivables	$1,804,334	$2,009,364
Less: allowance for doubtful accounts	(740,110)	(659,837)
Balance at end of year	$1,064,224	$1,349,527

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.

The activity in the Company’s allowance for doubtful accounts of other receivable during the year ended December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008
Balance at beginning of the year	$659,837	$652,484
Add: amounts provided for during the year	79,618	(41,264)
Add: foreign currency translation	655	48,617
Balance at end of year	$740,110	$659,837

7. Inventories

The Company’s inventories at December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
Raw materials	$10,683,448	$8,354,397
Work in process	6,824,137	4,466,720
Finished goods	12,017,195	14,826,961
	29,524,780	27,648,078
Less: provision for loss	(2,109,083)	(1,076,323)
Balance at end of year	$27,415,697	$26,571,755

8. Property, Plant and Equipment

The Company’s property, plant and equipment at December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008
Costs:
Land use rights and buildings	$33,100,702	$27,416,977
Machinery and equipment	62,982,885	54,405,700
Electronic equipment	5,054,502	4,356,475
Motor vehicles	2,634,696	2,461,378
Construction in progress	1,939,256	1,007,415
	105,712,041	89,647,945
Less: Accumulated depreciation	(45,222,243)	(37,669,040)
Balance at end of year	$60,489,798	$51,978,905

Depreciation charge for the years ended December 31, 2009 and 2008 were $8,429,863 and $9,672,948, respectively.

9. Intangible Assets

The activity in the Company’s intangible asset account during the years ended December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008
Costs:
Patent technology	$1,384,037	$1,090,112
Management software license	438,359	423,014
	1,822,396	1,513,126
Less: Accumulated amortization	(1,261,007)	(1,008,787)
Balance at end of the year	$561,389	$504,339

The estimated aggregated amortization expense for each of the five succeeding years is $174,384, $143,807, $136,383, $77,112, and $16,633 respectively.

10. Deferred Income Tax Assets

In accordance with the provisions of ASC Topic 740 “Income Taxes” (formerly SFAS 109), the Company assesses, on a quarterly basis, its ability to realize its deferred tax assets. Based on the more likely than not standard in the guidance and the weight of available evidence, the Company believes a valuation allowance against its deferred tax assets is necessary. In determining the need for a valuation allowance, the Company considered the following significant factors: an assessment of recent years’ profitability and losses; the Company’s expectation of profits based on margins and volumes expected to be realized (which are based on current pricing and volume trends); the long period - ten years or more in all significant operating jurisdictions — before the expiry of net operating losses, noting further that a portion of the deferred tax asset is composed of deductible temporary differences that are subject to an expiry period until realized under tax law. The Company will continue to evaluate the provision of valuation allowance in future periods.

The components of deferred income tax assets at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Losses carryforward (U.S.)	$3,855,426	$2,300,322
Losses carryforward (PRC)	421,629	287,285
Product warranties and other reserves	2,313,728	1,737,052
Property, plant and equipment	2,818,497	2,471,716
Bonus accrual	306,030	297,208
All other	395,649	154,348
	10,110,959	7,247,931
Valuation allowance *	(6,556,448)	(4,864,866)
Total deferred tax assets	$3,554,511	$2,383,065

*As of December 31, 2009, valuation allowance was $6,556,448, including $3,855,426 allowance for the Company’s deferred tax assets in the U.S. and $2,701,022 allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the U.S., the management believes that the deferred tax assets in the US are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

**Approximately $2,172,643 and $2,383,065 of deferred income tax asset as of December 31, 2009 and 2008, respectively, is included in non-current deferred tax assets in the accompanying consolidated balance sheets. The remaining $1,381,868 and $ nil of deferred income tax asset as of December 31, 2009 and 2008 respectively, is included in the current deferred tax assets.

The estimated losses available to reduce taxable income in future years will expire as follows:

Years ending December 31,
2029	$3,260,652
2028	2,179,305
2027	779,388
2026	1,044,363
2025	471,623
2024	933,308
2023	2,259,753
2014	632,272
2013	65,267
2012	709,099
2011	653,016
Total	$12,988,046

11. Bank Loans

At December 31, 2009, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $5,125,802, with weighted average interest rate at 5.68% per annum. These loans are secured with some of the property and equipment of the Company and are repayable within one year.

At December 31, 2008, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $7,315,717, with weighted average interest rate at 6.17% per annum. These loans are secured with some of the property and equipment of the Company and are repayable within one year.

12. Accounts and notes payable

The Company’s accounts and notes payable at December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008
Accounts payable	$69,454,231	$38,595,446
Notes payable	38,041,602	20,650,597
Balance at end of year	$107,495,833	$59,246,043

Notes payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits, notes receivable and certain property plant and machinery to secure trade financing granted by banks.

13.	Convertible notes payable

 The Company’s Convertible notes payable at December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008
Convertible notes payable, face value	$30,000,000	$35,000,000
Less: discount of Convertible notes payable	(1,359,245)	(2,077,923)
Convertible notes payable, net of discount	$28,640,755	$32,922,077

 The Company’s discount of Convertible notes payable at December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008
Balance at beginning of year	$2,077,923	$2,502,588
Less: amortization	(718,678)	(424,665)
Balance at end year	$1,359,245	$2,077,923

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

Since the Company’s stock Weighted Average Price for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187, which is less than 45% of the Conversion Price in effect as of the Issuance Date, as adjusted, the “ WAP Default” , each Convertible Note holder had the right, at its sole discretion, to require that the Company redeem all or any portion of the Convertible Notes by delivering written redemption notice to the Company within five (5) business days after the receipt of the Company’s notice of the WAP Default.

On March 17, 2009, the Company delivered two WAP Default notices to the Convertible Note holders.  On March 27, 2009, the Company received a letter from YA Global, one of the Convertible Note holders, electing to require the Company to redeem all the three Convertible Notes it held in the total principal amount of $5,000,000, together with interest, late charges, and the Other Make Whole Amount as defined in Section 5(d) of the Convertible Notes. After negotiation, the Company and YA Global reached a settlement agreement on April 8, 2009 and under the terms of the settlement agreement, the Company paid on April 15, 2009 a redemption amount of $5,041,667 to YA Global and YA Global waived its entitlement to the Other Make Whole Amount.

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

The Company has adopted the provisions of ASC Topic 470 (originally issued as FSP APB 14-1), “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). ASC Topic 470 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC Topic 470 (formerly FSP APB 14-1) is effective beginning from January 1, 2009 for the Company, and this standard must be applied on a retrospective basis. Since the Company’s Convertible Notes agreement do not have a term for cash (or other assets) settlement upon conversion (Including Partial Cash Settlement), the adoption of ASC 480 did not have an impact on the Company’s consolidated financial position and results of operations.

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

As of August 15, 2008, the number of indexed shares was 3,953,596 and 4,941,967 at the inception conversion price and reset conversion price, respectively. At the commitment date, the stock price was $6.09, and the “effective” conversion price was $6.93. Accordingly, since the effective conversion price was higher than the market value of the stock, the debt instruments are not considered "in the money" and no beneficial conversion feature is present.

On the date of inception, allocation of basis in the financing arrangement to the warrants and derivative liability has resulted in an original issue discount to the face value of the convertible notes in the amount of $2,502,588, which amount is subject to amortization over the Convertible Note’s term using the effective method. As of December 31, 2009, the amortization expense balance recorded by the Company was $1,143,343 (including unamortized discount on the YA Global Convertible Note $276,448, which has been written off after its redemption. As the YA Global convertible note has been elected by its holder to be redeemed, the unamortized discount on the convertible note has been written off as expense on the redemption date), remaining $1,359,245 will be amortized over the remaining life of the instrument.

14.	Compound derivative liabilities

The Company has evaluated the convertible notes for terms and conditions that are not clearly and closely associated with the risks of the debt-type host instrument (see Note 13). Generally, such features require separation from the host contract and treatment as derivative financial instruments. Certain features, such as the conversion option, were found to be exempt, as they satisfied the conditions for equity classification in ASC Topic 815 (formerly the paragraph 11(a) of SFAS 133) for instruments (1) indexed with the Company’s own stock, and (2) classified as equity in financial position statement. Other features, such as puts and redemption features were found to require bifurcation and recognition as derivative liabilities based on the provision of ASC Topic 815 (formerly the paragraph 12 of SFAS 133). These derivative liabilities are recognized both at inception and the end of each reporting period at fair value, using forward cash-flow valuation techniques, until such liabilities arrangement are eventually settled, converted or paid. As of February 15, 2008, the compound derivative value amounted to $1,703,962. As of December 31, 2009 and 2008, the compound derivative value amounted to $880,009 and $1,502,597. The income from adjustment of fair value of compound derivative has been recorded in the income statement as gain or loss on change in fair value of derivative. (See note 13 and 25)

The fair value of compound derivative liabilities at inception and the end of each reporting period was calculated based on the following assumptions:

(1) Credit risk adjusted based on publicly available research/investigation: The Company develops credit risk assumptions by reference to corporate bond spreads in the market that the Company's equity security trades. Bond yields were selected as the principal market indicator because such yields are presumed to provide information that assigns yields directly to any company's assumed credit rating. Credit ratings are established through formal analysis of bond inception and trading activity by Standard & Poor, Moody's and Fitch. The Company believes that it is likely that a market-participant would look to this indicator for purposes of assessing the credit risk associated with the investment. The calculation of the risk adjusted yield requires its measurement against a risk-free rate. The Company has chosen the publicly quoted yields on zero-coupon US Government Securities.

(2) Probability of certain default event occurred: Compound derivatives are bifurcated pursuant to SFAS 133.12. The fair value of compound derivatives is predicated on a probability assessment of the likelihood of a triggering event and the incremental value embodied in the hybrid instrument (See Note 13 regarding the assessment of compound derivatives. For example: mandatory redemption requires the gross yield arrived at 13% and annual redemption requires the gross yield arrived at 11%. ). The Company has assessed the probability of the likelihood of a triggering event at inception and completion of each reporting period:

	February 15, 2008 (Inception)	December 31, 2008	December 31, 2009	Comments
Default put:	0.0%	0.0%	0.0%
Service default	Low	Low	Low	The Company has an established history of debt service and projections indicate ability to service.
Bankruptcy/liquidation	Low	Low	Low	This event is within the Company's control.
Material judgments	Low	Low	Low	The Company is not aware of any asserted or unasserted claims that would trigger such event.
Suspension of listing*	Low	Low	Low	The Company is not aware of any indications that would result in suspension.

Non-registration events:	0.5%	0.5%	0.5%

Filing*	Low	Low	Low	The filing of a registration statement is highly probable.
Effectiveness*	Low	Low	Low	Management has a history of making its filings and maintaining listing of its securities.
Continuous Effectiveness*	Low	Low	Low	Management has a history of making its filings and maintaining listing of its securities.
Share non-delivery	0.5%	0.5%	0.5%	The risk is low because delivery is within the Company's control.
Mandatory redemption put:	4.0%	15.0%	1.5%
Maintenance of share price at a certain level**	4.0%	15.0%	1.5%
This is not within the Company’s control. This put is only available subsequent to February 15, 2009 and only if the stock price is <45% of the conversion price for 20 trading days. Therefore, the risk of mandatory redemption was low at February 15, 2008 (Inception date). On December 31, 2008, the stock price has maintained a value barely above 45% of the adjusted conversion price, so the risk of mandatory redemption was high. On December 31, 2009, the stock price was 164% above the adjusted conversion price, so the risk of mandatory redemption was low.

Suspension of listing and non-registration events*	Low	Low	Low	The Company is not aware of any indications that would result in suspension, and filing of a registration statement is highly probable.

Annual Redemption Rights:	25.0%	30.0%	11.7%

Allows for redemption rights on specific dates**	25.0%	30.0%	11.7%
This is not within the Company’s control. On February 15, 2008 (Inception) and December 31, 2008, the stock prices were below the adjusted conversion price, so the risk of annual redemption was high. On December 31, 2009, the stock price was 164% above the adjusted conversion price, so the risk of annual redemption was low.

Optional Redemption Feature:	0.0%	0.0%	0.0%
Allows for redemption if < 10% of note is outstanding	Low	Low	Low	This is at the Company's option.
Henglong Make Whole Amount and Redemption Right	Low	Low	Low
This is not within the Company's control, however, the funds related to the Henglong transaction were held in an escrow account until March 31, 2008 at which time the Henglong transaction was completed. The Henglong Make Whole and Redemption amounts were not applicable unless the Company did not consummate the Henglong transaction by April 15th. Since the transaction did consummate prior to April 15, 2008 and the funds were held in escrow prior to that time, there was no value assigned to the puts associated with the Henglong transaction.

Change in Control Put:	0.5%	0.5%	0.5%
Change in control*	0.5%	0.5%	0.5%	Not within Company's control- however, there are no impending or planned events.
*Represent the event is not within the Company's control, but the probability of a triggering event is low.
**Represent the event is not within the Company's control, and the probability of a triggering event is high. The assessment of such probability was based on the probability of the historical trading price of the Company's common stock above or under Strike price for previous periods (same with the remaining period of the instruments). For example, the triggering event of maintaining the stock price at a certain level, is the Company's stock weighted average price for twenty (20) consecutive trading days below $3.187, which is 45% of the reset Conversion Price of $7.0822. The triggering event allows for redemption rights on specific dates, is maintaining the stock price at $8.6 or lower.

According to the analysis and data above, change of the fair value of compound derivative liabilities for the reporting period was mainly based on the price change of the Company’s trading common stock. It was estimated that, if the probability of the stock price above $8.6 was high, the probability of redemption was low, because the Convertible notes holders would gain 11% or more income by converting into common stock at this price level, which was higher than the income from bond market or redemption of Convertible notes upon any occurrence of triggering events as defined in the debt agreement. As of December 31, 2009, the fair value of compound derivative liabilities was $880,009, significantly lower than $1,502,597 on December 31, 2008, mainly as a result of the recent market recovery, the Company’s stock price rose dramatically, the probability of the Company’s stock price trading above $8.6 rose, accordingly, the probability of redemption declined.

15.	Accrued expenses and other payables

The Company’s accrued expenses and other payables at December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008
Accrued expenses	$4,160,433	$2,441,352
Other payables	2,694,447	1,690,046
Warranty reserves*	9,092,462	6,335,613
Dividend payable to minority interest shareholders of Joint-ventures	1,761,339	1,991,796
Liabilities in connection with warrants**	-	1,977
Balance at end of year	$17,708,681	$12,460,784

*The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the years ended December 31, 2009 and 2008, the warranties activities were as follows:

	December 31,
	2009	2008
Balance at the beginning of year	$6,335,613	$4,919,491
Additions during the year	10,192,749	5,861,782
Settlement within the year	(7,442,984)	(4,797,457)
Foreign currency translation	7,084	351,797
Balance at end of year	$9,092,462	$6,335,613

The Company has recorded $9,092,462 and $6,335,613 product warranty reserves as at December 31, 2009 and 2008, which were included in the accrued expenses and other payables in the accompanying consolidated financial statements.

**In connection with the Convertible Debt, the Company issued 1,317,864 of detachable warrants, “Warrants,” to purchase from the Company shares of common stock at the exercise price of $ 8.8527 per share, subject to adjustments upon certain events occurring as defined in the debt agreement. The Warrants were exercisable immediately and expired on February 15, 2009.

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

As of December 31, 2009 and 2008, the fair value of warrant was $0 and $1,977, respectively. On February 15, 2009, the warrant matured and was unexercised, and the right of exercising the warrants was forfeited. The income from adjustment of fair value of liabilities in connection with warrants has been recorded in the income statement as gain or loss on change in fair value of derivative. (See note 25)

As of Issuance Date (February 15, 2008), Reset date (August 15, 2008) and the end of each reporting period, the fair value of liabilities in connection with warrants was calculated using Black-Scholes option pricing model and based on the following assumptions:

	February 15, 2008	August 15, 2008	August 15, 2008	December 31,	February 15, 2009
	Issuance Date	Prior to reset	Subsequent to reset	2008	Maturity date
Warrants indexed to common stock	1,317,864	1,317,864	1,317,864	1,317,864	1,317,864
Strike price Trading market price*	$6.09	$6.03	$6.03	$3.39	$3.30
Strike price	$8.8527	$8.8527	$8.8527	$8.8527	$8.8527
Strike price adjustment	-	-	$(0.3027)	$(0.3027)	$(0.3027)
Effective strike for BSM	$8.8527	$8.8527	$8.5500	$8.5500	$8.5500

Term:
Estimated Term (Year)**	1.00	0.50	0.50	0.13	0.00
Volatility Historical volatility for effective term***	54.60%	64.00%	64.00%	92.36%	0.00%
Risk-free rate****	2.02%	1.99%	1.99%	0.11%	0.00%
Dividend yield rates*****	0.00%	0.00%	0.00%	0.00%	0.00%
Fair value of warrants	$798,626	$489,718	$551,131	$1,977	$0
* Using the Company’s common stock trading price.
** Same with the remaining contractual term.
*** The volatility for the remaining contractual term was calculated and was consistent with historical term.
**** The Risk-free rate elected was zero-coupon US Government Securities, and have the same term as the remaining contractual term. Is was considered an appropriate index because it is a general index that a market participant will used to trade in the Company’s common stock market.
***** It was estimated that the Company would not distribute any dividend.

As above, the significant change in fair value of warrant between reporting period and inception, primarily due to a decrease of trading price of the Company’s common stock and a decrease of days for contract execution deadline or un-exercised on maturity date (February 15, 2009), the right of warrant forfeited.

16.	Accrued pension costs

All the employees are located in China. The Company records pension costs and various employment benefits in accordance with the relevant Chinese social security laws, which is approximately a total of 31% of salary as required by local governments. Base salary levels are the average salary determined by the local governments.

The activities in the Company’s pension account during the year ended December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008
Balance at beginning of year	$3,806,519	$3,622,729
Amounts provided during year	3,738,373	2,311,049
Settlement during the year	(3,770,220)	(2,381,047)
Foreign currency translation	3,515	253,788
Balance at end of year	$3,778,187	$3,806,519

17.	Taxes payable

The Company’s taxes payable at December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008
Value-added tax payable	$9,290,149	$6,279,089
Income tax payable (recoverable)*	1,733,942	(652,865)
Other tax payable	340,925	91,214
Balance at end of year	$11,365,016	$5,717,438

* At the end of the fiscal year of 2008, the Company paid income tax in advance, and the government has settled with the Company during 2009.

18.	Amounts Due to Shareholders/Directors

     The activity in the amounts due to shareholders/directors during the years ended December 31, 2009 and 2008 is summarized as follows:

	December 31,
	2009	2008
Balance at beginning of the year	$337,370	$304,601
Increase (decrease) during the year	(337,915)	2,415
Foreign currency translation	545	30,354
Balance at end of year	$-	$337,370

19.	Advances payable

The amounts mainly represent advances made by the Chinese government to the Company as subsidy on interest on loans related to production facilities expansion.

The balances are unsecured, interest-free and will be repayable to the Chinese government if the usage of such advance does not continue to qualify for the subsidy (see notes 23 and 30).

20.	Non-controlling interests

The Company’s activities in respect of the amounts of non-controlling interests at December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008
Balance at beginning of year	$23,222,566	$23,166,270
Add: Additions during the year-
Income attributable to non-controlling interests	7,872,813	5,071,408
Capital Contribution from the non-controlling interest holders of Joint-venture companies	-	745,723
Less: decrease during the year
Dividends declared to the non-controlling interest holders of Joint-venture companies	(3,944,619)	(1,016,733)
Transfer equity interest in Henglong by non-controlling interest holders of Joint-venture company*	-	(6,177,079)
Foreign currency translation	22,365	1,432,977
Balance at end of year	$27,173,125	$23,222,566

*On March 31, 2008, the Company’s wholly-owned subsidiary, Genesis, and Wiselink, both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, pursuant to which Wiselink agreed to transfer and assign its 35.5% equity interest in Jingzhou Henglong, one of the Company’s currently consolidated subsidiaries, to Genesis for a total consideration of $32,090,000.

Under the terms of the above agreement, Genesis is deemed to be the owner of the equity concerned commencing from January 1, 2008. In accordance with ASC Topic 805 (formerly SFAS 141(R)), the acquisition is considered as a business combination of companies under common control and is being accounted for in a manner similar to that of pooling of interests. (See Note 21)

As of January 1, 2008, the net book value of 35.5% equity of Henglong, which was transferred from minority shareholders, was $6,177,079.

21.	Share Capital and Additional paid-in capital

The activities in the Company’s share capital and Additional paid-in capital account during the years ended December 31, 2009 and 2008 are summarized as follows:

	Share Capital		Additional paid-in capital
	Shares	Par Value
Balance at January 1, 2008	23,959,702	$2,396	$30,125,951
Issuance of common stock*	3,023,542	302	22,089,698
Decrease in additional paid-in capital in connection with Henglong equity acquisition **	-	-	(25,912,921)
Issuance of stock options to independent directors and management***	-	-	345,426
Balance at December 31, 2008	26,983,244	2,698	26,648,154
Exercise of stock option by independent directors and management	63,000	6	420,234
Issuance of stock options to independent directors and management***	-	-	446,676
Balance at December 31, 2009	27,046,244	$2,704	$27,515,064

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

Under the terms of the Agreement, 3,023,542 shares of common stock were paid as the portion of 35.5% equity of Henglong’s consideration and the value per share was $7.3060, which was calculated based on the Volume Weighted Average Price (VWAP) for twenty (20) consecutive trading days prior to the announcement date (January 22, 2008).

In accordance with ASC Topic 805 (formerly SFAS 141(R)), the above acquisition is considered as a business combination of companies under common control and is being accounted for in a manner similar to that of pooling of interests. The Company’s consolidated financial statement recognizes Henglong’s 35.5% equity form January 1, 2008. The net book value of 35.5% equity of Henglong was $6,177,079. The difference between the acquisition consideration of $32,090,000 and 35.5% equity of Henglong, which was $25,912,921, has been debited to additional paid-in capital. Since Henglong has been a consolidated subsidiary of the Company, the historical consolidated financial statement of the Company has contained the assets, liabilities and other financial data of Henglong. A summary of the comparative statement for the previous periods is set out below.  For detailed information, please see the disclosures in Form 8-K filed by the Company on May 8, 2008.

The following is a summary of the comparative statement of the consolidated income statement for previous years:

	For the year ended December 31,
	2007
	Historical statement	comparative statement	2008	2009
Net sales	$133,597,003	$133,597,003	$163,179,286	$255,597,553
Cost of product sold	88,273,955	88,273,955	115,920,585	182,929,833
Gross profit	45,323,048	45,323,048	47,258,701	72,667,720
Add: gain on other sales	554,150	554,150	734,063	838,505
Total operating expense	24,611,397	24,611,397	31,069,343	35,841,573
Income from operations	21,265,801	21,265,801	16,923,421	37,664,652
Other income, net	38,462	38,462	1,067,309	94,534
Financial (expenses)	(566,986)	(566,986)	(1,296,218)	(1,986,200)
Gain on change in fair value of derivative	-	-	998,014	624,565
Income before income taxes	20,737,277	20,737,277	17,692,526	36,397,551
Income taxes	2,231,032	2,231,032	185,877	5,110,475
Net income	18,506,245	18,506,245	17,506,649	31,287,076
Net income attributable to noncontrolling interest	9,646,339	4,945,372	5,071,408	7,872,813
Net income attributable to parent company	$8,859,906	$13,560,873	$12,435,241	$23,414,263
Net income per common share attributable to parent company–
Basic	$0.37	$0.50	$0. 4 8	$0. 87
Diluted	$0.37	$0.50	$0. 4 6	$0. 78

The following is a summary of the comparative statement of the consolidated balance sheet for previous years:

	December 31,
	2007
	Historical statement	Comparative statement	2008	2009
Total assets	$182,984,687	$172,984,687	$231,046,936	$313,032,957
Total liabilities	92,583,555	88,693,144	126,493,720	180,187,764
Non-controlling interests	23,166,270	13,652,651	23,222,566	27,173,125
Total parent company stockholders' equity	67,234,862	70,638,892	81,330,650	105,672,068
Total stockholders' equity	90,401,132	84,291,543	104,553,216	132,845,193
Total liabilities and stockholders' equity	$182,984,687	$172,984,687	$231,046,936	$313,032,957

***In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees who served over three years or have given outstanding performance, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 433,850 stock options under this plan, and there remain 1,766,150 stock options issuable in the future as of December 31, 2009.

Stock options granted under the aforementioned plans have an exercise price equal to the closing price of the Company’s common stock  traded on NASDAQ on the date of grant, and will expire two to five years after the grant date. Except for the 298,850 options granted to management on December 2008, which become exercisable on a ratable basis over the vesting period, the others were exercisable immediately on the grant date. Stock options will be settled in shares of the Company’s common stock upon exercise and are recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” As of December 31, 2009, the Company has sufficient unissued registered common stock for settlement of stock incentive plan mentioned above.

The fair value of stock option was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instrument. The dividend yield assumption is based on historical patterns and future expectations for the Company dividends.

Assumption used to estimate the fair value of stock options on the granted date are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
September 10, 2009	153.6%	2.38%	5	0.00%
December 10, 2008	134.39%	1.21%	3	0.00%
June 25, 2008	98.29%	3.34%	5	0.00%

The stock options granted during 2009 were exercisable immediately, the fair value on the grant date using the Black-Scholes option pricing model was $196,650, and have been recorded as compensation costs.

The stock options granted during 2008 were partially exercisable immediately, and partially exercisable pro rata during the grant term. The stock options' fair value on the grant date using the Black-Scholes option pricing model was $845,478, of which $345,426 have been recorded as compensation costs. $250,026 of the remaining unrecognized cost of $500,052 has been recognized in 2009, and thereafter the remaining unrecognized cost of $250,026 will be recognized in 2010.

The activities of stock options are summarized as follows, including granted, exercised and forfeited.

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (years)
Outstanding - January 1, 2008	67,500	$7.26	4.7
Granted	321,350	3.12	3.1
Exercised	—	—	—
Cancelled	—	—	—
Outstanding - December 31, 2008	388,850	$3.84	3.4
Granted	22,500	8.45	5
Exercised	(63,000)	6.67	4.7
Cancelled	(4,500)	2.93	3
Outstanding - December 31, 2009	343,850	$3.67	3.3

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2009:

Range of Exercise Prices	Outstanding Stock Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Stock Options Exercisable

$2.00 - $4.49	291,350	1.94	$2.93	194,733
$4.50 - $10.00	52,500	3.05	$7.54	52,500
	343,850			247,233

As of December 31, 2009, as the fair value of the Company’s stock options that were outstanding and exercisable were both probable and reasonably estimable, the Company did not assess their intrinsic value. The average weighted fair value of stock options granted were $2.63 and $8.74 in 2009 and 2008, respectively.

As of March 20, 2006 and February 15, 2008, the Company issued 156,250 shares and 1,317,864 shares of warrant to different investors, with term of three years and one year, respectively. Such warrants have not been exercised on March 20, 2009 and February 15, 2009 (their maturity dates), and the right of warrants was forfeited. As of December 31, 2009, the Company did not have any warrant outstanding. The fair value of warrant was determined on the date of issuance using the Black-Scholes option pricing model. (See Note 15)

22 .Retained earnings

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

The Company recorded $798,756 statutory surplus reserve for the year 2009.

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

23.  Other Income

Other income was $94,534 for the year ended December 31, 2009, compared to $1,067,309 for the year ended December 31, 2008, a decrease of $972,775, or 91.1%, primarily as a result of decreased government subsidies.

The Company’s government subsidies consisted of interest subsidy and investment subsidy. Interest subsidy is the refund by the Chinese Government of interest charged by banks to companies which are entitled to such subsidies. Investment subsidy is subsidy to encourage foreign investors to set up technologically advanced enterprises in China.

During the year ended December 31, 2009, the Company received $94,534 for interest subsidy, and had no investment subsidy. During the year ended December 31, 2008, the Company received $264,978 for interest subsidy, and $802,331 for reinvestment subsidy.

Interest subsidies apply only to loan interest related to production facilities expansion. During 2006 and 2007, the Company had used this special loan to improve technologically its production line in order to enlarge capability and enhance quality. The expansion project was completed and new facilities were put into use at the end of 2007 and 2008, respectively.

During 2009 and 2008, the experts sent by the Chinese Government reviewed and assessed the actual usage of technologically improved production facilities on site in order to confirm whether the improvement has achieved its expected goal of production expansion and quality enhancement. Whether or not a company can receive interest subsidies from the Chinese Government depends on the company’s achieving the two goals set forth above after the technological improvement.

Chinese government also provided incentives to foreign investors for setting up technologically advanced enterprises in China. During 2008, Genesis, as a foreign investor, has received $802,331 for re-investment in Jiulong and Henglong with their profit distribution, and those entities were technologically advanced enterprises and entitled to such subsidies.

Since such government subsidy is similar to an investment income, the Company has recorded it as other income.

24.	Financial income (expenses)

During the years ended December 31, 2009 and 2008, the Company recorded financial income (expenses) which were summarized as follows:

	Years Ended December 31,
	2009	2008
Interest income(expenses), net	$(1,086,381)	$(1,238,764)
Foreign exchange gain (loss), net	10,295	305,578
Income (loss) of note discount, net	(82,757)	150,654
Amortization for discount of convertible note payable, net	(718,678)	(424,665)
Handling charge	(108,679)	(89,021)
Total	$(1,986,200)	$(1,296,218)

25.	Gain on change in fair value of derivative

	Years Ended December 31,
	2009	2008
Income from adjustment of fair value of liabilities in connection with warrants	$1,977	$796,649
Income from adjustment of fair value of compound derivative liabilities	622,588	201,365
Total	$624,565	$998,014

Gain on the change of the fair value of warrant liability and compound derivative liabilities mentioned above, see note 14 and 15.

26.	Income Taxes

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

On January 1, 2007, Jiulong has used up its enterprise income tax exemption. During 2008, Jiulong was subject to enterprise income tax at a rate of 25%. During 2009, Jiulong was awarded the status of Advanced Technology Enterprises, and subject to enterprise income tax at a rate of 15% for 2009.

On January 1, 1999, Henglong was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 1999, and a 50% enterprise national income tax deduction and a 100% local income tax deduction for the next nine years thereafter, from 2001 to 2009, for income tax purposes. Henglong is subject to enterprise national income tax at a rate of 15% for 2009 and 2008.

On January 1, 2003, Shenyang was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2003, a 75% enterprise national income tax deduction and a 100% local income tax deduction for the next three years thereafter, from 2005 to 2007, and a 50% enterprise national income tax deduction, and enterprise income tax at a rate of 18% in 2008. During 2009, Shenyang was awarded the status of Advanced Technology Enterprises, and subject to enterprise income tax at a rate of 15% for 2009.

On January 1, 2004, Zhejiang was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2004, and a 50% enterprise national income tax deduction, and a 50% local income tax deduction for the next three years thereafter, from 2006 to 2008, for income tax purposes. During 2008, Zhejiang was subject to enterprise income tax at a rate of 16.5%, which comprises of 15% enterprise national income tax and 1.5% local income tax. During 2009, Zhejiang was awarded the status of Advanced Technology Enterprises, and is subject to enterprise income tax at a rate of 15% commencing in 2009.

Wuhu and Hengsheng have an enterprise income tax exemption in 2008 and 2009, and are subject to income tax at a rate of 15% for the next three years thereafter, from 2010 to 2012, and a 25% enterprise national income tax commencing from January 1, 2013.

USAI and Jielong are at their start up stage in 2009 and 2008, accordingly, there is no assessable profit for these periods. They have an enterprise income tax exemption in 2008 and 2009, and are subject to income tax at a rate of 15% for the next three years thereafter, from 2010 to 2012, and a 25% enterprise national income tax for the years commencing from January 1, 2013.

No provision for Hong Kong tax is made as Genesis is an investment holding company, and has no assessable income in Hong Kong for the years 2009 and 2008. The enterprise income tax of Hong Kong is 17.5%.

No provision for US tax is made as the Company has no assessable income in the US for the years of 2009 and 2008. The enterprise income tax of US is 35%.

The provision for income tax differs from the provision computed at statutory rates as follows:

	Years Ended December 31,
	2009	2008
Average tax rate *	$13.25%	$14.17%
Computed income tax provision	4,824,194	2,507,295
Permanent Differences：
Income tax refund**	(1,053,092)	(2,762,823)
Deferred tax provision	1,691,582	934,224
Other reconciling items	(352,209)	(492,819)
Total current and deferred tax expense	5,110,475	185,877

*Average tax rate = sum of statutory tariff for each subsidiary×weight (weight= net income before income tax for each subsidiary / sum of net income before income tax)
**For the years ended December 31, 2009 and 2008, the income tax refund mainly includes the income tax benefit received by the Company's Sino-foreign joint ventures for purchase of domestically manufactured equipments, and other tax reduction or exemption.

27.	Income Per Share

Basic income per share attributable to Parent company is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated based on the treasury stock method, assuming the issuance of common shares, if dilutive, resulting from the exercise of warrants.

The calculations of diluted income per share attributable to Parent company were:

	Years Ended December 31,
	2009	2008
Numerator:
Net income attributable to Parent company	$23,414,263	$12,435,241
Add: interest expenses of convertible notes payable, net of tax	696,719	918,750
Add: Amortization for discount of convertible notes payable, net of tax	467,141	424,665
	$24,578,123	$13,778,656
Denominator:
Weighted average shares outstanding	26,990,649	25,706,364
Effect of dilutive securities	4,627,763	3,962,362
	31,618,412	29,668,726
Net income per common share attributable to Parent company- diluted	$0.78	$0.46

During the year ended December 31, 2008, the options and warrants outstanding have not been included in the computation of diluted income per share, except the options issued on December 10, 2008, because such inclusion would have had an anti-dilutive effect. The shares issuable upon conversion of Convertible Notes have been included in the computation.

During the year ended December 31, 2009, the options outstanding have been included in the computation of diluted income per share, except the options issued on July 6, 2006, because such inclusion would have had an anti-dilutive effect. The shares issuable upon conversion of Convertible Debt have been included in the computation.

28.	Significant Concentrations

The Company grants credit to its customers, generally on an open account basis. The Company’s customers are mostly located in the PRC.

In 2009, the Company’s ten largest customers accounted for 80.2% of the Company’s consolidated sales, with four customers accounting for more than 10% of consolidated sales, i.e. 14.8%, 12.0%, 10.4% and 10.0% of consolidated sales, or an aggregate of 47.2% of consolidated sales.

In 2008, the Company’s ten largest customers accounted for 78.4% of the Company’s consolidated sales, with four customers accounting for in excess of 10% of consolidated sales, i.e. 15.1%, 11.9%, 11.4% and 10.6% of consolidated sales, or an aggregate of 49.1% of consolidated sales.

At December 31, 2009 and 2008, approximately 31.9% and 34.2% of accounts receivable were from trade transactions with the aforementioned customers.

29.	Related Party Transactions

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

Related sales and purchases: During the years ended December 31, 2009 and 2008, the joint-ventures entered into related party transactions with companies with common directors as shown below:

Merchandise Sold to Related Parties

	Years Ended December 31,
	2009	2008
Xiamen Joylon	$4,850,977	$2,143,418
Shanghai Fenglong	400,001	166,885
Jiangling Yude	641,186	2,365,107
Total	$5,892,164	$4,675,410

Materials Purchased from Related Parties

	Years Ended December 31,
	2009	2008
Xiamen Joylon	$-	$9,547
Shanghai Fenglong	17,273	136,990
Jiangling Tongchuang	7,078,698	5,485,206
Jingzhou Tongyi	489,116	285,347
Jingzhou Tongying	6,216,739	1,984,854
Hubei Wiselink	196,876	-
Total	$13,998,702	$7,901,944

Technology Purchased from Related Parties

	Years Ended December 31,
	2009	2008
Changchun Hualong	$248,916	$321,892

Equipment Purchased from Related Parties

	Years Ended December 31,
	2009	2008
Hubei Wiselink	$3,962,690	$3,031,072

Purchase of 35.5% equity interest in Jinzhou Henglong during the year ended December 31, 2008 (refer to note 20).

Related receivables, advance payments and account payable: As at December 31, 2009 and 2008, accounts receivables, advance payments and account payable between the Company and related parties are as shown below:

Due from Related Parties

	December 31,
	2009	2008
Xiamen Joylon	$1,214,682	$1,077,659
Shanghai Fenglong	193,595	207,451
Jiangling Yude	33,662	-
Total	$1,441,939	$1,285,110

Other Receivables from Related Parties

	December 31,
	2009	2008
Jiangling Tongchuang	$3,515	$3,511
WuHan Dida	61,901	141,560
Jiulong Material	537,300	534,369
Changchun Hualong	-	224,234
Total	602,716	903,674
Less: provisions for bad debts	(537,300)	(534,309)
Balance at end of year	$65,416	$369,365

Other receivables from related parties are primarily unsecured demand loans, with no stated interest rate or due date.

Due to Related Parties

	December 31,
	2009	2008
Shanghai Tianxiang	$610,246	$609,675
Shanghai Fenglong	-	38,063
Jiangling Tongchuang	63,314	206,039
Hubei Wiselink	328,366	159,482
Jingzhou Tongyi	9,136	17,377
Jingzhou Tongying	526,765	67,006
Total	$1,537,827	$1,097,642

Advanced Equipment Payment to Related Parties

	December 31,
	2009	2008
Hubei Wiselink	$2,579,319	$2,473,320

30.	Commitments and Contingencies

Legal Proceedings - The Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The following table summarizes the Company‘s major contractual payment obligations and commitments as of December 31, 2009:

	Payment Obligations by Period
	2010	2011	2012	2013	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$—	$—	$—	$220,000
Obligations for purchasing agreements	9,896,373	672,252	—	—	—	10,568,625
Total	$10,006,373	$782,252	$—	$—	$—	$10,788,625

31.	Off-Balance Sheet Arrangements

At December 31, 2009 and 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

32.  Subsequent Events

On January 24, 2010, Genesis entered into a sino-foreign equity joint venture contract with Beijing Hainachuan Auto Parts Co., Ltd., to establish a sino-foreign joint venture company, Beijing Henglong Automotive System Co., Ltd. “Beijing Henglong”, to design, develop and manufacture both hydraulic and electric power steering systems and parts. Under PRC laws, the establishment of Beijing Henglong and the effectiveness of the equity joint venture contract are subject to the approval by the local Ministry of Commerce and the registration of the same with the local Administration of Industries and Commerce in Beijing.  As of the date of releasing this report, the approval has not been obtained.

On February 24, 2010, the Board of Directors of the Company resolved to increase the registered capital of Hengsheng, one of the Company’s subsidiaries, to $16,000,000 from $10,000,000. The additional investment will be used for expansion of plant and purchase of machinery and equipment and will be funded by the Company’s working capital balances. As of the date of this report, the additional investment has been injected into Hengsheng.

33.	Segment reporting

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

During the years ended December 31, 2009 and 2008, the Company had nine product sectors, five of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering (Henglong), power steering (Jiulong), power steering (Shenyang), power pumps (Zhejiang), and power steering (Wuhu). The other four sectors which were established in 2005, 2006 and 2007 respectively, engaged in the production and sales of sensor modular (USAI), electronic power steering (Jielong), power steering (Hengsheng), and provider of after sales and R&D services (HLUSA). Since the revenues, net income and net assets of these four sectors are less than 10% of its segment in the consolidated financial statements, the Company incorporated these four sectors into “other sectors”.

The Company’s product sectors information is as follows:

For the year ended December 31, 2009

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other Sectors	Other (a)	Total
Revenue
Net product sales – external	$117,527,054	$59,404,637	$27,765,261	$23,810,721	$26,496,148	$593,732	$—	$255,597,553
Net product sales – internal	35,932,821	2,208,479	4,727,583	382,646	-	10,212,802	(53,464,331)	-
Gain on other sales and other income – external	(95,523)	150,980	216,560	73,677	(15,337)	511,790	(3,642)	838,505
Total revenue	$153,364,352	$61,764,096	$32,709,404	$24,267,044	$26,480,811	$11,318,324	$(53,467,973)	$256,436,058
Net income (loss)	26,057,787	3,747,039	2,844,943	2,922,034	111,483	1,158,152	(5,554,362)	31,287,076
Net income attributable to noncontrolling interest	5,211557	711,937	853,483	1,431,797	25,274	(166,077)	(195,158)	7,872,813
Net income attributable to Parent company	$20,846230	$3,035,102	$1,991,460	$1,490,237	$86,209	$1,324,229	$(5,359,204)	$23,414,263
Depreciation and amortization	3,777,978	2,068,581	543,930	895,241	352,770	974,832	70,837	8,684,169
Total assets	155,983,242	58,798,859	32,070,205	25,917,543	18,074,164	27,405,436	(5,216,492)	313,032,957
Capital expenditures	$5,378,814	$1,671,139	$218,297	$2,486,501	$150,212	$7,918,008	$-	$17,822,971

For the year ended December 31, 2008

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other Sectors	Other (a)	Total
Revenue
Net product sales – external	$65,903,560	$40,457,552	$21,360,581	$15,094,357	$19,953,632	$409,604	$—	$163,179,286
Net product sales – internal	27,088,095	2,250,714	3,646,916	684,098	-	491,871	(34,161,694)	-
Gain on other sales and other income – external	317,477	73,819	156,743	33,930	134,472	21,217	(3,595)	734,063
Total revenue	$93,309,132	$42,782,085	$25,164,240	$15,812,385	$20,088,104	$922,692	$(34,165,289)	$163,913,349
Net income (loss)	14,986,412	353,549	2,092,311	2,733,364	(477,293)	(841,725)	(1,339,969)	17,506,649
Net income attributable to noncontrolling interest	2,997,282	67,173	627,694	1,339,349	(108,203)	(24,804)	172,917	5,071,408
Net income attributable to Parent company	$11,989,130	$286,376	$1,464,617	$1,394,015	$(369,090)	$(816,921)	$(1,512,886)	$12,435,241
Depreciation and amortization	4,575,115	2,569,716	701,120	1,147,517	401,379	416,957	113,188	9,924,992
Total assets	107,998,822	46,541,107	23,460,621	23,907,010	10,068,515	18,714,486	856,427	231,546,988
Capital expenditures	$2,277,253	$3,407,505	$269,207	$501,557	$716,239	$5,199,172	$10,000,000	$22,370,933

(a)	Other includes activity at the corporate level, unrealized income between product companies (sectors), and elimination of inter-sector transactions.

34. Reclassification

Certain prior period balances have been reclassified to conform with the current period presentation.

EXHIBIT INDEX

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123.)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002.)

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

10.20	Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed on April 2, 2008)

10.21	English Translation of the Sino-Foreign Equity Joint Venture Contract dated January 24, 2010 between Great Genesis Holdings Limited and Beijing Hainachuan Auto Parts Co., Ltd.*

21	Schedule of Subsidiaries*

23	Consent of Schwartz Levitsky Feldman LLP., Independent Registered Public Accountant Firm*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*