Form 10-Q
period 2010-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2010-05-06
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Not Applicable
  (Former name, former address and former fiscal year, if changed since last report. )

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

As of March 31, 2010, the Company had 27,046,244 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

INDEX

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2010	2009
Net product sales, including $1,660,393 and $559,011 to related parties for the three months ended March 31, 2010 and 2009	$84,232,689	$44,697,446
Cost of product sold, including $4,347,288 and $2,126,737 purchased from related parties for the three months ended March 31, 2010 and 2009	61,697,672	33,794,101
Gross profit	22,535,017	10,903,345
Add: Gain on other sales	451,610	66,879
Less: Operating expenses-
Selling expenses	1,867,803	1,064,680
General and administrative expenses	3,604,784	1,801,702
R&D expenses	1,301,758	439,922
Depreciation and amortization	321,793	571,413
Total Operating expenses	7,096,138	3,877,717
Income from operations	15,890,489	7,092,507
Add: Other income, net (note 21)	15,528	-
Financial income (expenses) net (note 22)	(368,011)	(439,480)
Gain (loss) on change in fair value of derivative (note 23)	149,028	(1,560,848)
Income before income taxes	15,687,034	5,092,179
Less: Income taxes (note 24)	2,285,522	1,449,670
Net income	$13,401,512	$3,642,509
Net income attributable to noncontrolling interest	3,066,343	1,383,697
Net income attributable to parent company	$10,335,169	$2,258,812
Net income per common share attributable to parent company–
Basic (note 25)	$0.38	$0.08
Diluted (note 25)	$0.34	$0.08
Weighted average number of common shares outstanding –
Basic	27,046,244	26,983,244
Diluted	31,564,462	31,947,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2010	2009
Net income	$13,401,512	$3,642,509
Other comprehensive income:
Foreign currency translation gain (loss)	45,340	(14,579)
Comprehensive income	$13,446,852	$3,627,930
Comprehensive income attributable to non-controlling interest	3,073,906	1,379,281
Comprehensive income attributable to parent company	$10,372,946	$2,248,649
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$51,075,033		$43,480,176
Pledged cash deposits (note 3)	13,976,353		12,742,187
Accounts and notes receivable, net, including $1,526,905 and $1,441,939 from related parties at March 31, 2010 and December 31, 2009 (note 4)	168,252,346		154,863,292
Advance payments and other, including $1,080,591 and $0 to related parties at March 31, 2010 and December 31, 2009	7,549,606		2,413,556
Inventories (note 6)	35,383,898		27,415,697
Current deferred tax assets (note 9)	1,555,114		1,381,868
Total current assets	$277,792,350		$242,296,776
Long-term Assets:
Property, plant and equipment, net (note 7)	$60,605,816		$60,489,798
Intangible assets, net (note 8)	516,052		561,389
Other receivables, net, including $332,955 and $65, 416 from related parties at March 31, 2010 and December 31, 2009 (note 5)	1,950,782		1,064,224
Advance payments for property, plant and equipment, including $1,962,472 and $2,579,319 to related parties at March 31, 2010 and December 31, 2009	8,323,825		6,369,043
Long-term investments	79,106		79,084
Non-current deferred tax assets (note 9)	2,447,578		2,172,643
Total assets	$351,715,509		$313,032,957
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans (note 10)	$4,394,767		$5,125,802
Accounts and notes payable, including $2,685,916 and $1,537,827 to related parties at March 31, 2010 and December 31, 2009 (note 11)	124,659,294		107,495,833
Convertible notes payable (note 12)	28,747,192		28,640,755
Compound derivative liabilities (note 13)	730,981		880,009
Customer deposits	6,894,977		1,918,835
Accrued payroll and related costs	3,039,446		3,040,705
Accrued expenses and other payables(note 14)	22,381,164		17,708,681
Accrued pension costs (note 15)	3,859,241		3,778,187
Taxes payable (note 16)	12,899,736		11,365,016
Amounts due to shareholders/directors (note 17)	186,888		-
Total current liabilities	$207,793,686		$179,953,823
Long-term liabilities:
Advances payable (note 18)	234,007		233,941
Total liabilities	$208,027,693		$180,187,764
Significant concentrations (note 26)
Related party transactions (note 27 )
Commitments and contingencies (note 28 )
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares Issued and outstanding – None	$	$
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued and Outstanding – 27,046,244 shares at March 31, 2010 and December 31, 2009 (note 19)	2,704		2,704
Additional paid-in capital (note 19)	27,515,064		27,515,064
Retained earnings-
Appropriated	8,324,533		8,324,533
Unappropriated	68,977,192		58,642,023
Accumulated other comprehensive income	11,225,521		11,187,744
Total parent company stockholders' equity	116,045,014		105,672,068
Non-controlling interests (note 20)	27,642,802		27,173,125
Total stockholders' equity	$143,687,816		$132,845,193
Total liabilities and stockholders' equity	$351,715,509		$313,032,957
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
 Period Ended March 31, 2010 (unaudited) and December 31, 2009

					Accumulated	Total parent
		Additional			Other	company		Total
	Common	Paid-in	Retained Earnings		Comprehensive	stockholders '	Non-controlling	stockholders'
	Stock	Capital	Appropriated	Unappropriated	Income (Loss)	Equity	interests	equity

Balance at January 1, 2009	$2,698	$26,648,154	$7,525,777	$36,026,516	$11,127,505	$81,330,650	$23,222,566	$104,553,216
Foreign currency translation gain	–	–	–	–	60,239	60,239	22,365	82,604
Exercise of stock options	6	420,234	–	–	–	420,240	–	420,240
Issuance of stock options to independent directors and management	-	446,676	–	–	–	446,676	–	446,676
Appropriation of retained earnings	-	-	798,756	(798,756)	–	–	(3,944,619)	(3,944,619)
Net income for the year ended December 31, 2009	–	–	–	23,414,263	–	23,414,263	7,872,813	31,287,076
Balance at December 31, 2009	$2,704	$27,515,064	$8,324,533	$58,642,023	$11,187,744	$105,672,068	$27,173,125	$132,845,193
Foreign currency translation gain	–	–	–	–	37,777	37,777	7,563	45,340
Appropriation of retained earnings	–	–	–	–	–	–	(2,604,229)	(2,604,229)
Net income for the period ended March 31, 2010	–	–	–	10,335,169	–	10,335,169	3,066,343	13,401,512
Balance at March 31, 2010	$2,704	$27,515,064	$8,324,533	$68,977,192	$11,225,521	$116,045,014	$27,642,802	$143,687,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$13,401,512	$3,642,509
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,358,266	2,026,816
Allowance for doubtful accounts (Recovered)	218,944	(650,590)
Deferred income taxes assets	(447,191)	112,451
Amortization for discount of convertible note payable	106,437	122,347
(Gain) loss on change in fair value of derivative	(149,028)	1,560,848
Other operating adjustments	99	(1,234)
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	(1,230,619)	(1,102,026)
Accounts and notes receivable	(13,455,446)	(6,482,746)
Advance payments and other	(5,135,625)	(779,329)
Inventories	(7,960,570)	(1,379,040)
Accounts and notes payable	17,133,541	7,069,389
Customer deposits	4,976,051	280,763
Accrued payroll and related costs	(2,105)	90,811
Accrued expenses and other payables	2,063,614	690,931
Accrued pension costs	80,002	(91,254)
Taxes payable	1,531,557	3,779,564
Net cash provided by operating activities	$13,489,439	$8,890,210
Cash flows from investing activities:
(Increase) decrease in other receivables	(979,428)	(111,395)
Cash received from equipment sales	237,457	34,020
Cash paid to acquire property, plant and equipment	(4,616,312)	(4,296,391)
Cash paid to acquire intangible assets	(2,504)	(292,573)
Net cash (used in) investing activities	$(5,360,787)	$(4,666,339)
Cash flows from financing activities:
Proceeds from (repayment of) bank loans	(732,462)	(2,194,298)
Dividends paid to the non-controlling interest holders of Joint-venture companies	-	(1,550,637)
Increase in amounts due to shareholders/directors	186,845	-
Net cash provided by (used in) financing activities	$(545,617)	$(3,744,935)
Cash and cash equivalents affected by foreign currency	$11,822	$(7,020)
Net increase in cash and cash equivalents	7,594,857	471,916
Cash and cash equivalents at beginning of period	43,480,176	37,113,375
Cash and cash equivalents at end of period	$51,075,033	$37,585,291
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Three Months Ended March 31,
	2010	2009
Cash paid for interest	$174,783	$702,501
Cash paid for income taxes	$1,559,519	$294,494
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
 Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2010 and 2009

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

 The Company owns the following aggregate net interests in nine Sino-foreign joint ventures organized in the PRC as of March 31, 2010 and 2009.

	Percentage Interest
Name of Entity	March 31, 2010	March 31, 2009
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center”	80.00%	-%

Jiulong was established in 1993 and mainly engages in the production of integral power steering gear for heavy-duty vehicles.

Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gear for cars and light duty vehicles.

In December 2009, Henglong, a subsidiary of Genesis, formed Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center”, which is mainly engaged in research and development of new products. The registered capital of Testing Center is RMB 30,000,000 ($4,393,544 equivalent).

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

On January 24, 2010, Genesis entered into a sino-foreign equity joint venture contract with Beijing Hainachuan Auto Parts Co., Ltd., to establish a sino-foreign joint venture company, Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong”, to design, develop and manufacture both hydraulic and electric power steering systems and parts. Under PRC laws, the establishment of Beijing Henglong and the effectiveness of the equity joint venture contract are subject to approval by the local Ministry of Commerce and the registration of the same with the local Administration of Industries and Commerce in Beijing.  As of the date of this report, the approval has not been obtained.

2. Basis of Presentation and Significant Accounting Policies

(a) Basis of Presentation

Basis of Presentation - For the three months ended March 31, 2010 and 2009, the accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The subsidiaries include nine Sino-foreign Joint-ventures mentioned in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the three months ended March 31, 2010 and 2009 respectively.

The consolidated balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company’s management believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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

(b) Significant Accounting Policies

Recent Accounting Pronouncements- In June 2009, the Financial Accounting Standards Board (FASB) approved the “FASB Accounting Standards Codification” (“Codification”, “FASB ASC”) as the single source of authoritative generally accepted accounting principles (GAAP) and created a new Topic 105, Generally Accepted Accounting Principles , in the General Principles and Objective Section of the Codification. Topic 105 is effective for interim and annual periods ending after September 15, 2009, and its adoption did not have an impact on our financial condition or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (VSOE) and verifiable objective evidence (VOE) (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. This update is effective for fiscal years beginning on or after June 15, 2010. However, early adoption is allowed.  The Company has adopted this guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial position.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company’s consolidated results of operations and financial position.

In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February 2010 and did not disclose the date through which subsequent events have been evaluated.

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

 In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 433,850 stock options under this plan, and there remain 1,766,150 stock options issuable in the future. As of March 31, 2010, the Company had 343,850 stock options outstanding.

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

Noncontrolling Interests in Consolidated Financial Statements - In December 2007, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly Statement of Financial Accounting Standards (“SFAS”) 160). The guidance clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of stockholders’ equity. This guidance was effective for the Company’s fiscal year beginning January 1, 2009. The Company has adopted this guidance in its consolidated financial statements for the period ended March 31, 2010.

Accounting for Convertible Debt Instruments - The Company has adopted the provisions of ASC Topic 470, originally issued as FSP APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). ASC Topic 470 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods.  ASC Topic 470, formerly FSP APB 14-1, is effective beginning from January 1, 2009 for the Company, and this standard must be applied on a retrospective basis. Since the Company’s Convertible Notes agreements do not have a term for cash, or other assets, settlement upon conversion (Including Partial Cash Settlement), the adoption of ASC 480 did not have an impact on the Company’s consolidated financial position and results of operations.

3. Pledged cash deposits

Pledged as guarantee for its notes payable, the Company regularly pays some of its suppliers by bank notes. The Company has to deposit a cash deposit, equivalent to 30%- 40% of the face value of the relevant bank note, at a bank in order to obtain the bank note.

4. Accounts and notes receivable

The Company’s accounts receivable at March 31, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Accounts receivable	$122,018,900	$104,120,926
Notes receivable	51,664,801	56,062,744
	173,683,701	160,183,670
Less: allowance for doubtful accounts	(5,431,355)	(5,320,378)
Balance at the end of the period	$168,252,346	$154,863,292

Notes receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The activity in the Company’s allowance for doubtful accounts during the three months ended March 31, 2010 (unaudited) and the year ended December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Balance at beginning of period	$5,320,378	$4,910,478
Amounts provided during the period	109,496	406,228
Foreign currency translation gain	1,481	3,672
Balance at the end of the period	$5,431,355	$5,320,378

5. Other receivables

The Company’s other receivables at March 31, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Other receivables	$2,784,256	$1,804,334
Less: allowance for doubtful accounts	(833,474)	(740,110)
Balance at the end of the period	$1,950,782	$1,064,224

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.

The activity in the Company’s allowance for doubtful accounts of other receivable during the three months ended March 31, 2010 (unaudited) and the year ended December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Balance at beginning of the period	$740,110	$659,837
Amounts provided during the period	93,158	79,618
Foreign currency translation gain	206	655
Balance at the end of the period	$833,474	$740,110

6. Inventories

The Company’s inventories at March 31, 2010 (Unaudited) and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Raw materials	$13,387,709	$10,683,448
Work in process	8,339,074	6,824,137
Finished goods	15,742,057	12,017,195
	37,468,840	29,524,780
Less: provision for loss	(2,084,942)	(2,109,083)
Balance at the end of the period	$35,383,898	$27,415,697

7. Property, plant and equipment

The Company’s property, plant and equipment at March 31, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Land use rights and buildings	$33,485,052	$33,100,702
Machinery and equipment	64,626,551	62,982,885
Electronic equipment	5,192,997	5,054,502
Motor vehicles	2,655,218	2,634,696
Construction in progress	2,175,749	1,939,256
	108,135,567	105,712,041
Less: Accumulated depreciation	(47,529,751)	(45,222,243)
Balance at the end of the period	$60,605,816	$60,489,798

Depreciation charge for the three months ended March 31, 2010 and the year ended December 31, 2009 are $2,310,265 and $8,429,863 respectively.

8. Intangible assets

The activities in the Company’s intangible asset account at March 31, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Costs:
Patent technology	$1,384,422	$1,384,037
Management software license	440,985	438,359
	1,825,407	1,822,396
Less: Amortization	(1,309,355)	(1,261,007)
Balance at the end of the period	$516,052	$561,389

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

The components of estimated deferred income tax assets at March 31, 2010 (unaudited) and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
Losses carryforward (U.S.)	$4,097,046	$3,855,426
Losses carryforward (PRC)	480,084	421,629
Product warranties and other reserves	2,595,000	2,313,728
Property, plant and equipment	2,898,292	2,818,497
Bonus accrual	345,329	306,030
Other	444,098	395,649
	10,859,849	10,110,959
Valuation allowance *	(6,857,157)	(6,556,448)
Total deferred tax assets**	$4,002,692	$3,554,511

*As of March 31, 2010, valuation allowance was $6,857,157, including $4,097,046 allowance for the Company’s deferred tax assets in the U.S. and $2,760,111 allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the U.S., the management believes that the deferred tax assets in the U.S. are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

** Approximately $2,447,578 and $ 2,172,643 of deferred income tax asset as of March 31, 2010 and December 31, 2009, respectively, is included in non-current deferred tax assets in the accompanying consolidated balance sheets. The remaining $1,555,114 and $ 1,381,868 of deferred income tax asset as of March 31, 2010 and December 31, 2009, respectively, is included in the current deferred tax assets.

10. Bank loans

At March 31, 2010, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $4,394,767, with weighted average interest rate at 5.31% per annum. These loans are secured with some of the property and equipment of the Company, and are repayable within one year.

At December 31, 2009, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $5,125,802, with weighted average interest rate at 5.68% per annum. These loans are secured with some of the property and equipment of the Company and are repayable within one year.

11. Accounts and notes payable

The Company’s accounts and notes payable at March 31, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Accounts payable	$84,639,902	$69,454,231
Notes payable	40,019,392	38,041,602
Balance at the end of the period	$124,659,294	$107,495,833

Notes payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits, notes receivable and certain property plant and machinery to secure trade financing granted by banks.

12. Convertible notes payable

The Company’s Convertible notes payable at March 31, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Convertible notes payable, face value	$30,000,000	$30,000,000
Less: discount of Convertible notes payable	(1,252,808)	(1,359,245)
Balance at the end of the period	$28,747,192	$28,640,755

The Company’s discount of Convertible notes payable at March 31, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Balance at beginning of year	$1,359,245	$2,077,923
Less: amortization	(106,437)	(718,678)
Balance at the end of the period	$1,252,808	$1,359,245

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

On the date of inception, allocation of basis in the financing arrangement to the warrants and derivative liability has resulted in an original issue discount to the face value of the convertible notes in the amount of $2,502,588, which amount is subject to amortization over the Convertible Note’s term using the effective method. As of March 31, 2010, the accumulated amortization expense balance recorded by the Company was $1,249,780, remaining $1,252,808 will be amortized over the remaining life of the instrument.

13. Compound derivative liabilities

The Company has evaluated the convertible notes for terms and conditions that are not clearly and closely associated with the risks of the debt-type host instrument (see Note 13). Generally, such features require separation from the host contract and treatment as derivative financial instruments. Certain features, such as the conversion option, were found to be exempt, as they satisfied the conditions for equity classification in ASC Topic 815, formerly paragraph 11(a) of SFAS 133, for instruments (1) indexed with the Company’s own stock, and (2) classified as equity in financial position statement. Other features, such as puts and redemption features were found to require bifurcation and recognition as derivative liabilities based on the provision of ASC Topic 815, formerly paragraph 12 of SFAS 133. These derivative liabilities are recognized both at inception and the end of each reporting period at fair value, using forward cash-flow valuation techniques, until such liabilities arrangements are eventually settled, converted or paid. As of December 31, 2008, March 31, 2009, December 31, 2009, and March 31, 2010, the compound derivative value amounted to $1,502,596, $3,065,422, $880,009 and $730,981. The income from adjustment of fair value of compound derivative has been recorded in the income statement as gain or loss on change in fair value of derivative. (See note 12 and 23)

The fair value of compound derivative liabilities at inception and the end of each reporting period was calculated based on the following assumptions:

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

 (2) Probability of certain default event occurred: Compound derivatives are bifurcated pursuant to SFAS 133.12. The fair value of compound derivatives is predicated on a probability assessment of the likelihood of a triggering event and the incremental value embodied in the hybrid instrument (See Note 12 regarding the assessment of compound derivatives. For example: mandatory redemption requires the gross yield arrived at 13% and annual redemption requires the gross yield arrived at 11% ). The Company has assessed the probability of the likelihood of a triggering event at inception and completion of each reporting period:

As of March 31, 2009 and December 31, 2008:

	December 31, 2008	March 31, 2009	Comments

Default put :	0.00%	0.00%
Service default	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Bankruptcy/liquidation	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Material judgments	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Suspension of listing*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Non-registration events:	0.50%	0.50%
Filing*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Effectiveness*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Continuous Effectiveness*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Share non-delivery	0.50%	0.50%	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Mandatory redemption put:	15.0%	100.00%
Maintenance of share price at a certain level**	15.0%	100.00%
This is not within the Company’s control. This put is only available subsequent to February 15, 2009 and only if the stock price is <45% of the conversion price for 20 trading days. On December 31, 2008, the stock price has maintained a value barely above 45% of the adjusted conversion price, so the risk of mandatory redemption was high. On March 31, 2009, the Company has a “WAP default”, and then received a mandatory redemption notice form the Convertible Note holder. Thus, the possibility of mandatory redemption was 100%.

Suspension of listing and non-registration events*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Annual Redemption Rights:	30.0%	0.00%
Allows for redemption rights on specific dates**	30.0%	0.00%
This is not within the Company’s control. On December 31, 2008, the stock prices were below the adjusted conversion price, so the risk of annual redemption was high. On March 31, 2009, the Company has a “WAP default”, and then received a mandatory redemption notice form the Convertible Note holder. Thus, the possibility of annual redemption was zero.

Allows for redemption if < 10% of note is outstanding	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Henglong Make Whole Amount and Redemption Right	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Change in Control Put:	0.50%	0.50%
Change in control**	0.50%	0.50%	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.

As of March 31, 2010 and December 31, 2009:

	December 31, 2009	March 31, 2010	Comments

Default put:	0.00%	0.00%
Service default	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Bankruptcy/liquidation	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Material judgments	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Suspension of listing*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Non-registration events:	0.50%	0.50%
Filing*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Effectiveness*	Low	Low	Please see Financial Statements Notes 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Continuous Effectiveness*	Low	Low	Please see Financial Statements Notes 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Share non-delivery	0.50%	0.50%	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Mandatory redemption put:	1.50%	1.50%
Maintenance of share price at a certain level**	1.50%	1.50%
This is not within the Company’s control. This put is only available subsequent to February 15, 2009 and only if the stock price is <45% of the conversion price for 20 trading days. On December 31, 2009 and March 31, 2010, the stock price was 164% and 226% above the adjusted conversion price. Moreover the Company received an revocation of such mandatory redemption notice, so the risk of mandatory redemption was low.

Suspension of listing and non-registration events*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Annual Redemption Rights:	11.7%	9.28%
Allows for redemption rights on specific dates**	11.7%	9.28%	This is not within the Company’s control. On December 31, 2009 and March 31, 2010, the stock price was 164% and 226% above the adjusted conversion price, so the risk of annual redemption was low.
Allows for redemption if < 10% of note is outstanding	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Henglong Make Whole Amount and Redemption Right	Low	Low	Please see the Financial Statements Notes 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with SEC.
Change in Control Put:	0.50%	0.50%
Change in control**	0.50%	0.50%	Please see Financial Statements Notes 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.

*Represent the event is not within the Company's control, but the probability of a triggering event is low.

**Represent the event is not within the Company's control, and the probability of a triggering event is high. The assessment of such probability was based on the probability of the historical trading price of the Company's common stock above or under Strike price for previous periods, same with the remaining period of the instruments. For example, the triggering event of maintaining the stock price at a certain level, a WAP default, is the Company's stock weighted average price for twenty (20) consecutive trading days below $3.187, which is 45% of the reset Conversion Price of $7.0822. The triggering event allows for redemption rights on specific dates, is maintaining the stock price at $8.6 or lower.

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

As of March 31, 2010, the fair value of compound derivative liabilities was $730,981, or $149,028 lower than $880,009 on December 31, 2009, mainly as a result of the recent market recovery.  As the Company’s stock price rose dramatically, the probability of the Company’s stock price trading above $8.6 rose, accordingly, the probability of redemption declined.

As of March 31, 2009, the fair value of compound derivative liabilities was $3,065,422, increased $1,562,825 than $1,502,597 on December 31, 2008, mainly as a result of the Company’s stock Weighted Average Price for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187, which is less than 45% of the Conversion Price in effect of the Issuance Date, as adjusted, the “ WAP Default”, and the Company received a mandatory redemption notice later, thus the risk of mandatory redemption rose to 100%.

14. Accrued expenses and other payables

The Company’s accrued expenses and other payables at March 31, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Accrued expenses	$4,531,182	$4,160,433
Other payables	3,086,801	2,694,447
Warranty reserves*	10,397,124	9,092,462
Dividend payable to non-controlling interest shareholders of Joint-ventures	4,366,057	1,761,339
Balance at the end of the period	$22,381,164	$17,708,681

*The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three months ended March 31, 2010 (unaudited) and the year ended December 31, 2009, the warranties activities were as follows:

	March 31, 2010	December 31, 2009
Balance at the beginning of period	$9,092,462	$6,335,613
Additions during the period-	2,919,304	10,192,749
Settlement within period, by cash or actual material	(1,617,173)	(7,442,984)
Foreign currency translation gain	2,531	7,084
Balance at end of period	$10,397,124	$9,092,462

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

The activities in the Company’s pension account during the three months ended March 31, 2010 (unaudited) and the year ended December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Balance at beginning of the period	$3,778,187	$3,806,519
Amounts provided during the period	1,182,448	3,738,373
Settlement during the period	(1,102,446)	(3,770,220)
Foreign currency translation gain	1,052	3,515
Balance at end of period	$3,859,241	$3,778,187

16. Taxes payable

The Company’s taxes payable at March 31, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Value-added tax payable	$9,830,999	$9,290,149
Income tax payable	2,907,617	1,733,942
Other tax payable	161,120	340,925
Balance at end of the period	$12,899,736	$11,365,016

17. Amounts due to shareholders/ directors

The activities in the amounts due to shareholders/directors at March 31, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Balance at the beginning of period	$-	$337,370
Increase (decrease) during the period	186,845	(337,915)
Foreign currency translation gain	43	545
Balance at end of period	$186,888	$-

The amounts due to shareholders/directors were unsecured, interest-free and repayable on demand.

18. Advances payable

The amounts mainly represent advances made by the Chinese government to the Company as subsidy on interest on loans related to production facilities expansion.

The balances are unsecured, interest-free and will be repayable to the Chinese government if the usage of such advance does not continue to qualify for the subsidy (see notes 21).

19. Share Capital and Additional paid-in capital

The activities in the Company’s share capital and additional paid-in capital account during the three months ended March 31, 2010 (unaudited) and the year ended December 31, 2009 are summarized as follows:

	Share Capital
	Shares	Par Value	Additional paid-in capital
Balance at January 1, 2009	26,983,244	$2,698	$26,648,154
Exercise of stock option by independent directors and management	63,000	6	420,234
Issuance of stock options to independent directors and management*	-	-	446,676
Balance at December 31, 2009	27,046,244	$2,704	$27,515,064
Balance at March 31, 2010	27,046,244	$2,704	$27,515,064

* The stock options granted during 2009 were exercisable immediately, the fair value on the grant date using the Black-Scholes option pricing model was $196,650, and have been recorded as compensation costs.

The stock options granted during 2008 were partially exercisable immediately, and partially exercisable pro rata during the grant term. The stock options' fair value on the grant date using the Black-Scholes option pricing model was $845,478, of which $345,426 and $250,026 have been recorded as compensation costs in 2008 and 2009. The remaining of $250,026 will be recognized in June 2010.

20. Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity at March 31, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Balance at beginning of the period	$27,173,125	$23,222,566
Add: Additions during the period –
Income attributable to non-controlling interests	3,066,343	7,872,813
Less: Decreases during the period
Dividends declared to the non-controlling interest holders of Joint-venture companies	(2,604,229)	(3,944,619)
Foreign currency translation gain	7,563	22,365
Balance at end of period	$27,642,802	$27,173,125

21. Other Income

During the three months ended March 31, 2010 (unaudited), the other income was $15,528 and mainly from Government subsidies. During the three months ended March 31, 2009 (unaudited), there was no such income.

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

22. Financial expenses

During the three months ended March 31, 2010 (unaudited) and 2009, the Company recorded financial expenses which are summarized as follows:

	Three Months Ended March 31,
	2010	2009
Interest expenses, net	$211,960	$288,279
Foreign exchange loss, net	9,821	14,568
Loss of note discount, net	15,191	110
Amortization for discount of convertible note payable	106,437	122,347
Handling charge	24,602	14,176
Total	$368,011	$439,480

23. Gain (loss) on change in fair value of derivative

During the three months ended March 31, 2010 (unaudited) and 2009, the Company recorded gain (loss) on change in fair value of derivative is summarized as follows:

	Three Months Ended March 31,
	2010	2009
Income (loss) from adjustment of fair value of liabilities in connection with warrants	$-	$1,977
Income (loss) from adjustment of fair value of compound derivative liabilities	149,028	(1,562,825)
Total	$149,028	$(1,560,848)

24. Income taxes

The Company’s subsidiaries registered in the PRC, whose enterprise income tax exemption has ceased, are subject to state and local income taxes within the PRC at the applicable tax rate of 25% on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign invested enterprise. The Company’s PRC subsidiaries, which are in the stage of its enterprise income tax exemption currently, are to remain subject to enterprise fixed income tax at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

On January 1, 2007, Jiulong has used up its enterprise income tax exemption. During 2008, Jiulong was subject to enterprise income tax at a rate of 25%. During 2009 and 2010, Jiulong was awarded the title of Advanced Technology Enterprises, and subject to enterprise income tax at a rate of 15% for 2009 and 2010.

On January 1, 1999, Henglong was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 1999, and a 50% enterprise national income tax deduction and a 100% local income tax deduction for the next nine years thereafter, from 2001 to 2009, for income tax purposes. Henglong is subject to enterprise national income tax at a rate of 15% for 2008 and 2009. During 2010, Henglong was awarded the title of Advanced Technology Enterprises, and subject to enterprise income tax at a rate of 15%.

On January 1, 2003, Shenyang was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2003, a 75% enterprise national income tax deduction and a 100% local income tax deduction for the next three years thereafter, from 2005 to 2007, and a 50% enterprise national income tax deduction, from January 1, 2008, for income tax purposes and was subject to enterprise income tax at a rate of 18%. During 2009 and 2010, Shenyang was awarded the title of Advanced Technology Enterprises, and subject to enterprise income tax at a rate of 15% for 2009 and 2010.

On January 1, 2004, Zhejiang was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2004, and a 50% enterprise national income tax deduction, and a 50% local income tax deduction for the next three years thereafter, from 2006 to 2008, for income tax purposes. During 2008, Zhejiang is subject to enterprise income tax at a rate of 16.5%, which is comprised of 15% enterprise national income tax and 1.5% local income tax. During 2009 and 2010, Zhejiang was awarded the title of Advanced Technology Enterprise, and is subject to enterprise income tax at a rate of 15% for 2009 and 2010.

Wuhu, Jielong and Hengsheng have an enterprise income tax exemption in 2008 and 2009, and are subject to income tax at a rate of 15% for the next three years thereafter, from 2010 to 2012, and a 25% enterprise national income tax commencing from January 1, 2013.

There is no assessable profit for USAI and Center Test in 2010 and 2009. Based on PRC income tax laws, USAI and Center Test have an enterprise income tax exemption in 2009, and are subject to income tax at a rate of 15% for the next three years thereafter, from 2010 to 2012, and a 25% enterprise national income tax for the years commencing from January 1, 2013.

No provision for Hong Kong tax is made as Genesis is an investment holding company, and has no assessable income in Hong Kong for the three months ended March 31, 2010 and 2009. The enterprise income tax of Hong Kong is 16.5%.

No provision for US tax is made as the Company has no assessable income in the US for the three months ended March 31, 2010 and 2009. The enterprise income tax of US is 35%.

25. Income per share

Basic income per share attributable to Parent company is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated based on the treasury stock method, assuming the issuance of common shares, if dilutive, resulting from the exercise of warrants.

The calculations of income per share attributable to Parent company were:

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income attributable to Parent company	$10,335,169	$2,258,812
Add: interest expenses of convertible notes payable, net of tax	182,813	284,375
Add: Amortization for discount of convertible notes payable, net of tax	69,184	122,347
	$10,587,166	$2,665,534
Denominator:
Weighted average shares outstanding	27,046,244	26,983,244
Effect of dilutive securities	4,518,218	4,964,579
	31,564,462	31,947,823
Net income per common share attributable to Parent company - basic	$0.38	$0.08
Net income per common share attributable to Parent company - diluted	$0.34	$0.08

 During the three months ended March 31, 2010 (unaudited), all the options outstanding have been included in the computation of diluted income per share. The shares issuable upon conversion of Convertible Notes have been included in the computation.

During the three months ended March 31, 2009 (unaudited), the options and warrants outstanding have not been included in the computation of diluted income per share, except the options issued on December 10, 2008, because such inclusion would have had an anti-dilutive effect. The shares issuable upon conversion of Convertible Notes have been included in the computation.

26. Significant concentrations

The Company grants credit to its customers, generally on an open account basis. The Company’s customers are all located in the PRC.

During the three months ended March 31, 2010 (unaudited), the Company’s ten largest customers accounted for 78.7% of its consolidated net sales, with each of three customers individually accounting for more than 10% of consolidated net sales, i.e. 18.3%, 12.1%, and 10.7% individually, or an aggregate of 41.1%. At March 31, 2010, approximately 32.3% of accounts receivable were from trade transactions with the aforementioned three customers.

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

27. Related party transactions and balances

Related party transactions with companies with common directors are as follows:

Related sales (unaudited):

	Three Months Ended March 31,
	2010	2009
Merchandise Sold to Related Parties	$1,660,393	$559,011

 Related purchases (unaudited):

	Three Months Ended March 31 ,
	2010	2009
Materials Purchased from Related Parties	$4,347,288	$2,126,737
Technology Purchased from Related Parties	43,948	43,886
Equipment Purchased from Related Parties	1,127,302	1,076,335
Total	$5,518,538	$3,246,958

Related receivables (March 31, 2010, unaudited):

	March 31, 2010	December 31, 2009
Accounts receivable	$1,526,905	$1,441,939
Other receivables	332,955	65,416
Total	$1,859,860	$1,507,355

Related advances (March 31, 2010, unaudited):

	March 31, 2010	December 31, 2009
Advanced Equipment Payment to Related Parties	$1,962,472	$2,579,319
Advanced Expenses and Others to Related Parties	1,080,591	-
Total	$3,043,063	$2,579,319

Related payables (March 31, 2010 unaudited)

	March 31, 2010	December 31, 2009
Accounts payable	$2,685,916	$1,537,827

These transactions were consummated under similar terms as those with the Company's customers and suppliers.

As of May 6, 2010, the date the Company issued this financial statement, Hanlin Chen, Chairman, owns 55.99% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

 The following table summarizes the Company’s major contractual payment obligations and commitments as of March 31, 2010 (unaudited):

	Payment Obligations by Period
	2010 (a)	2011	2012	2013	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$-	$-	$-	$220,000
Obligations for purchasing agreements	11,508,669	2,053,634	$-	$-	-	13,562,303
Total	$11,618,669	$2,163,634	$-	$-	$-	$13,782,303

(a) Remaining 9 months in 2010

29. Off-balance sheet arrangements

At March 31, 2010 and 2009 (unaudited), the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

During the three months ended March 31, 2010 and 2009 (unaudited), the Company had nine product sectors, five of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering (Henglong), power steering (Jiulong), power steering (Shenyang), power pumps (Zhejiang), and power steering (Wuhu). The other four sectors which were established in 2005, 2006 and 2007 respectively, engaged in the production and sales of sensor modular (USAI), electronic power steering (Jielong), power steering (Hengsheng), and provider of after sales and R&D services (HLUSA). Since the revenues, net income and net assets of these four sectors are less than 10% of its segment in the consolidated financial statements, the Company incorporated these four sectors into “other sectors”.

The Company’s product sectors information is as follows:

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other *	Total
For the Three Months Ended March 31, 2010 (unaudited):
Revenue
Net product sales – external	$41,160,453	$19,610,124	$8,128,135	$5,656,532	$8,447,995	$1,229,450	$-	$84,232,689
Net product sales – internal	13,274,199	553,227	1,893,176	975,628	-	3,297,365	(19,993,595)	-
Gain on other sales	52,271	121,657	104,070	10,592	62,250	102,277	(1,507)	451,610
Total revenue	$54,486,923	$20,285,008	$10,125,381	$6,642,752	$8,510,245	$4,629,092	$(19,995,102)	$84,684,299
Net income	$9,513,142	$1,536,163	$463,019	$1,035,165	$389,325	$264,986	$199,712	$13,401,512
Net income attributable to non-controlling interests	1,902,628	291,871	138,906	507,231	88,260	(5,081)	142,528	3,066,343
Net income attributable to Parent company	$7,610,514	$1,244,292	$324,113	$527,934	$301,065	$270,067	$57,184	$10,335,169

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other *	Total
For the Three Months Ended March 31, 2009 (unaudited):
Revenue
Net product sales – external	$18,075,293	$9,764,562	$6,405,993	$5,422,811	$4,828,229	$200,558	$—	$44,697,446
Net product sales – internal	8541,592	214,904	502,829	120,086	—	—	(9,379,411)	-
Gain on other sales	42,460	(13,040)	14,530	3,420	18,135	2,878	(1,504)	66,879
Total revenue	$26,659,345	$9,966,426	$6,923,352	$5,546,317	$4,846,364	$203,436	$(9,380,915)	$44,764,325
Net income	$4,865,838	$426,272	$763,816	$505,084	$(190,181)	$(336,051)	$(2,392,269)	$3,642,509
Net income attributable to noncontrolling interests	973,167	80,992	229,144	247,491	(43,114)	(37,144)	(66,839)	1,383,697
Net income attributable to Parent company	$3,892,671	$345,280	$534,672	$257,593	$(147,067)	$(298,907)	$(2,325,430)	$2,258,812

* Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

31. Reclassification

Product warranty costs which were classified as selling expenses in the previous periods have been re-classified as cost of product sold to achieve consistency with the presentation of the current period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion on risk factors in Item 1A of Part II of this quarterly report on Form 10-Q.

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

The Company owns the following aggregate net interests in nine Sino-foreign joint ventures organized in the PRC as of March 31, 2010 and 2009.

	Percentage Interest
Name of Entity	March 31, 2010	March 31, 2009
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center”	80.00%	-%

 Jiulong was established in 1993 and mainly engages in the production of integral power steering gear for heavy-duty vehicles.

Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gear for cars and light duty vehicles.

In December 2009, Henglong, a subsidiary of Genesis, formed Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center”, which is mainly engaged in research and development of new products. The registered capital of Testing Center is RMB 30,000,000 ($4,393,544 equivalent).

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

On January 24, 2010, Genesis entered into a sino-foreign equity joint venture contract with Beijing Hainachuan Auto Parts Co., Ltd., to establish a sino-foreign joint venture company, Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong”, to design, develop and manufacture both hydraulic and electric power steering systems and parts. Under PRC laws, the establishment of Beijing Henglong and the effectiveness of the equity joint venture contract are subject to approval by the local Ministry of Commerce and the registration of the same with the local Administration of Industries and Commerce in Beijing.  As of the date of this report, the approval has not been obtained.

CRITICAL ACCOUNTING POLICIES:

The Company prepares its unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions. The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s condensed consolidated financial statements.

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

EXECUTIVE SUMMARY

China Automotive Systems, Inc. is a leading global supplier of automotive power steering systems and other automotive systems. The Company has business relations with more than sixty vehicle manufacturers, including FAW Group and Dongfeng Auto Group, two of the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd., the largest light vehicle manufacturer in China; Chery Automobile Co., Ltd, the largest state owned car manufacturer in China, Xi’an BYD Auto Co., Ltd and Zhejiang Geely Automobile Co., Ltd., the largest private owned car manufacturers. From 2008, the Company has supplied power steering pumps and power steering gear to the Sino-Foreign joint ventures established by General Motors (GM), Citroen and Volkswagen. In 2009, the Company began to supply power steering gear to Chrysler North America. Most of the Company’s production and research and development institutes are located in China. The Company has 3,000 employees dedicated to design, development, manufacture and sales of its products. The Company conducts its business across nine segments, of which five were principal profit makers, including Henglong, Jiulong, Shenyang, Zhejiang, and Wuhu. The Company expected that the other four segments will become new source of revenue in 2011.

By leveraging its extensive experience, innovative technology and geographic strengths, the Company aims to grow leading positions in automotive power steering systems and to further improve overall margins, long-term operating profitability and cash flows. To achieve these goals and to respond to industry factors and trends, the Company is continuing work to improve its operations and business structure and achieve profitable growth.

Financial results for the three months ended March 31, 2010 are summarized as follows:

•	Sales of $84,232,689 in 2010 compared to $44,697,446 for the same period of 2009

•	Gross margin of $22,535,017, or 26.8% of sales, up from $10,903,345, or 24.4%, for the same period of 2009

•	Selling expenses of $1,867,803, $803,123 higher than the same period of 2009.

•	General and administrative expenses of $3,604,784, $1,803,082 higher than the same period in 2009

•
Net income attributable to Parent company of $10,335,169, or $0.38 and $0.34 per share on a basic and diluted basis, respectively, increased by $8,076,357, or $0.30 and $0.26 per share, compared to $2,258,812, or $0.08 per share on both a basic and diluted basis, for the same period in 2009

•	Cash of approximately $51,075,033 as of March 31, 2010, $7,594,857 higher than as of December 31, 2009

•	Cash provided by operating activities of $13,489,439 compared to $8,890,210 for the same period in 2009

•	Capital expenditures of $4,618,816, higher than the same period in 2009 by $29,852

RESULTS OF OPERATIONS——THREE MONTHS ENDED MARCH 31, 2010 AND 2009:

	Net Sales				Cost of sales
	2010	2009	Change		2010	2009	Change
Henglong	$54,434,652	$26,616,886	$27,817,766	104.5%	$40,182,809	$19,017,920	$21,164,889	111.3%
Jiulong	20,163,351	9,979,466	10,183,885	102.0	17,233,519	8,678,011	8,555,508	98.6
Shenyang	10,021,311	6,908,822	3,112,489	45.1	8,648,897	5,772,726	2,876,171	49.8
Zhejiang	6,632,160	5,542,896	1,089,264	19.7	4,892,768	4,345,978	546,790	12.6
Wuhu	8,447,995	4,828,229	3,619,766	75.0	8,189,548	4,816,214	3,373,334	70.0
Other Sectors	4,526,815	200,558	4,326,257	2157.1	3,639,291	232,410	3,406,881	1465.9
Other *	(19,993,595)	(9,379,411)	(10,614,184)	113.2	(21,089,160)	(9,069,158)	(12,020,002)	132.5
Total	$84,232,689	$44,697,446	$39,535,243	88.5%	$61,697,672	$33,794,101	$27,903,571	82.6%

*Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

NET SALES

Net sales were $84,232,689 for the three months ended March 31, 2010, compared with $44,697,446 for the three months ended March 31, 2009, an increase of $39,535,243, or 88.5%, mainly due to the increases in the income of Chinese residents and huge government investment leading to an increase in the sales of passenger vehicles and commercial vehicles, and the resultant increase in the Company’s sales of steering gear and pumps; the Company has raised the technological contents in, and production efficiency of, its products as a result of technological improvement to its production lines, allowing the Company to reduce costs and, correspondingly, its sales prices which led to increased sales volumes.

Net sales for Henglong was $54,434,652 for the three months ended March 31, 2010, compared with $26,616,886 for the three months ended March 31, 2009, representing an increase of $27,817,766, or 104.5%. Net sales increase was mainly due to increased production volumes with a sales increase of $33,956,890, decreased sales price with a sales decrease of 6,176,556, and the effect of foreign currency translation with a sales increase of $37,432.

Net sales for Jiulong was $20,163,351 for the three months ended March 31, 2010, compared with $9,979,466 for the three months ended March 31, 2009, representing an increase of $10,183,885, or 102.0%. Net sales increase was mainly due to increased production volumes with a sales increase of $9,083,762, increased sales price with a sales increase of $1,086,088, and the effect of foreign currency translation with a sales increase of $14,035.

Net sales for Shenyang was $10,021,311 for the three months ended March 31, 2010, compared with $6,908,822 for the three months ended March 31, 2009, representing an increase of $3,112,489, or 45.1%. Net sales increase was mainly due to increased production volumes with a sales increase of $3,740,319, decreased sales price with a sales decrease of $637,546, and the effect of foreign currency translation with a sales increase of $9,716.

Net sales for Zhejiang was $6,632,160 for the three months ended March 31, 2010, compared with $5,542,896 for the three months ended March 31, 2009, representing an increase of $1,089,264, or 19.7%. Net sales increase was mainly due to increased production volumes with a sales increase of $1,059,530 and increased sales price with a sales increase of $21,938 and the effect of foreign currency translation with a sales increase of $7,796.

Net sales for Wuhu was $8,447,995 for the three months ended March 31, 2010, compared with $4,828,229 for the three months ended March 31, 2009, representing an increase of $3,619,766, or 75.0%. Net sales increase was mainly due to increased production volumes with a sales increase of $3,225,458 and increased sales price with a sales increase of $387,517 and the effect of foreign currency translation with a sales increase of $6,791.

Net sales for Other Sectors was $4,526,815 for the three months ended March 31, 2010, compared with $200,558 for the three months ended March 31, 2009, representing an increase of $4,326,257 or 2,157.1%. Net sales increased mainly due to the development of new market.

COST OF SALES

For the three months ended March 31, 2010, the cost of sales was $61,697,672, compared with $33,794,101 for the same period of 2009, an increase of $27,903,571, or 82.6%, mainly due to the increase of sales.

Cost of sales for Henglong was $40,182,809 for the three months ended March 31, 2010, compared with $19,017,920 for the three months ended March 31, 2009, representing an increase of $21,164,889, or 111.3%. Cost of sales increase was mainly due to increased sale volumes with a cost of sales increase of $24,313,011, decreased unit price with a cost of sales decrease of $3,174,867, and the effect of foreign currency translation with a cost increase of $26,745.

Cost of sales for Jiulong was $17,233,519 for the three months ended March 31, 2010, compared with $8,678,011 for the three months ended March 31, 2009, representing an increase of $8,555,508, or 98.6%. Cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $7,797,897, increased unit price with a cost of sales increase of $745,407, and the effect of foreign currency translation with a cost increase of $12,204.

Cost of sales for Shenyang was $8,648,897 for the three months ended March 31, 2010, compared with $5,772,726 for the three months ended March 31, 2009, representing an increase of $2,876,171, or 49.8%. Cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $3,166,316, decreased unit price with a cost of sales decrease of $298,264, and the effect of foreign currency translation with a cost increase of $8,119.

Cost of sales for Zhejiang was $4,892,768 for the three months ended March 31, 2010, compared with $4,345,978 for the three months ended March 31, 2009, representing an increase of $546,790, or 12.6%. Cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $830,868, decreased unit price with a cost of sales decrease of $290,190, and the effect of foreign currency translation with a cost increase of $6,112.

Cost of sales for Wuhu was $8,189,548 for the three months ended March 31, 2010, compared with $4,816,214 for the three months ended March 31, 2009, representing an increase of $3,373,334, or 70.0%. Cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $3,217,843, increased unit price with a cost of sales increase of $148,718, and the effect of foreign currency translation with a cost increase of $6,773.

Cost of sales for Other Sectors was $3,639,291 for the three months ended March 31, 2010, compared with $232,410 for the three months ended March 31, 2009, representing an increase of $3,406,881, or 1465.9%. Cost of sales increase was mainly due to increased of sales.

Gross margin was 26.8% for the three months ended March 31, 2010, an increase of 2.4% from 24.4% for the same period of 2009, primarily due to declines in unit cost in excess of sales price reductions. For the three months ended March 31, 2010, the Company classified product warranty expenses as selling cost, which were classified as selling expenses in previous periods. As a result, the Company reclassified product warranty expenses for the same period of 2009 as selling cost to achieve consistency with the presentation of the current period. Effects of the reclassification are set forth in the table below.

	Three Months Ended March 31,
	2010	2009
Warranty expenses	2,919,302	1,294,486
Before reclassification：
Net sales	84,232,689	44,697,446
Cost of goods sold before reclassification	58,778,370	32,499,615
Gross profit before reclassification	25,454,319	12,197,831
Gross margin before reclassification	30.2%	27.3%
After reclassification：
Net sales	84,232,689	44,697,446
Cost of goods sold add Warranty expenses	61,697,672	33,794,101
Gross profit after reclassification	22,535,017	10,903,345
Gross margin after reclassification	26.8%	24.4%
Selling expenses before reclassification	4,787,105	2,359,166
Minus: Warranty expenses	2,919,302	1,294,486
Selling expenses after reclassification	1,867,803	1,064,680

The Company plans to take the following measures in the remaining nine months of 2010 to increase gross profit level and to meet its yearly gross margin target of not less than 26.0%.

1. Reduce manufacturing costs by optimizing product design and production techniques. During 2010, the Company’s technical personnel will improve product design and production techniques to reduce wastage in the production process and improve manufacturing efficiency, thus reducing costs.

2. Reduce costs by decreasing materials purchase cost.

GAIN ON OTHER SALES

Gain on other sales consists of net amount retained from sales of materials and other assets. For the three months ended March 31, 2010, gain on other sales was $451,610, compared with $66,879 for the same period of 2009, an increase of $384,731, or 575.3%, mainly due to increased sales of materials.

SELLING EXPENSES

Selling expenses were $1,867,803 for the three months ended March 31, 2010, compared with $1,064,680 for the same period of 2009, an increase of $803,123, or 75.4%. Material increases were salaries and wages expenses, and transportation expenses.

The salaries of salesmen were indexed with their selling performance. During the three months ended March 31, 2010, sales revenue increased 88.5% compared with the same period of 2009, correspondingly increasing the salaries of salesmen.

The increase in transportation expense was due to increased sales and a rise in the price of oil, which led to increases in domestic transportation prices.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $3,604,784 for the three months ended March 31, 2010, compared with $1,801,702 for the same period of 2009, an increase of $1,803,082, or 100.1%. Material increases were salaries and wages expenses, labor insurance expenses, and provision for bad debts.

The increase in salaries and wages was due to increased staff and performance bonuses resulting from enlarged business size and improved earnings.

The Company’s labor insurance expenses were pension, medicare, injury insurance, unemployment insurance, and housing fund expenses. The increase in labor insurance expenses for the three months ended March 31, 2010 was a result of an increase in the number of employees.

The Company recorded provision for bad debts based on aging of accounts receivable. The increase in provision for bad debts in 2010 was mainly due to decreased credit lines of banks in the PRC, which impacted most domestic automobile manufacturers financially, and correspondingly, the Company’s receivables in excess of credit terms have increased.

RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenses were $1,301,758 for the three months ended March 31, 2010, compared with $439,922 for the three months ended March 31, 2009, an increase of $861,836, or 195.9%.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce advanced products on a cost-competitive basis. In order to maintain its competitiveness, the Company needs to invest more in R & D expenses.

DEPRECIATION AND AMORTIZATION EXPENSE

For the three months ended March 31, 2010, depreciation and amortization expenses excluded from that recorded under cost of sales were $321,793, compared with $571,413 for the same period of 2009, a decrease of $249,620, or 43.7%, as a result of certain fixed assets of the Company having been fully depreciated.

INCOME FROM OPERATIONS

Income from operations was $15,890,489 for the three months ended March 31, 2010, compared with $7,092,507 for the three months ended March 31, 2009, an increase of $8,797,982, or 124.0%, as a result of an increase of $11,631,672, or 106.7%, in gross profit, a decrease of $384,731, or 575.3%, in gain on other sales, and an increase of $3,218,421, or 83.0%, in operating expenses.

FINANCIAL EXPENSES

Financial expenses were $368,011 for the three months ended March 31, 2010, compared with $439,480 for the three months ended March 31, 2009, a decrease of $71,469, primarily due to a decrease in convertible note interest expense, and a decrease in convertible note discount amortization.

GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE

Gain on change in fair value of derivative was $149,028 for the three months ended March 31, 2010, compared with a loss of $1,560,848 for the same period of 2009, an increase of $1,709,876.

The fair value of compound derivatives is predicated on a probability assessment of the likelihood of a triggering event and the incremental value embodied in the hybrid instrument. See Note 13 of the financial statements regarding the assessment of compound derivatives. For example: mandatory redemption requires the gross yield arrived at 13% and annual redemption requires the gross yield arrived at 11%.

On March 31, 2010, the fair value of compound derivatives was $730,981, compared with $880,009 on December 31, 2009, a decrease of $149,028, mainly as a result of the recent capital market recovery. As the Company’s stock price rose dramatically, the probability of the Company’s stock price trading above $8.6 rose, and the Convertible notes holders would gain 11% or more income by converting into common stock at this price level, which was higher than the income from bond market or redemption of Convertible notes upon the occurrence of any triggering event as defined in the debt agreement. Thus, the probability of redemption decreased.

On March 31, 2009, the fair value of compound derivatives was $3,065,422, compared with $1,502,597 on December 31, 2008, a significant increase of $1,562,825, mainly as a result of the Company’s stock Weighted Average Price for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187, which is less than 45% of the Conversion Price in effect of the Issuance Date, as adjusted, the “ WAP Default”, and the Company received a mandatory redemption notice later, thus the risk of mandatory redemption rose to 100%

INCOME BEFORE INCOME TAXES

Income before income taxes was $15,687,034 for the three months ended March 31, 2010, compared with $5,092,179 for the three months ended March 31, 2009, an increase of $10,594,855, or 208.1%, including an increase in income from operations of $8,797,982, a decrease in financial expenses of $71,469, and an increase in gain on change in fair value of derivative of $1,709,876.

INCOME TAXES

Income tax expense was $2,285,522 for the three months ended March 31, 2010, compared with $1,449,670 of income tax expense for the three months ended March 31, 2009, an increase of $835,852, mainly because of:

1. Increased income before income taxes resulting in increased income tax expenses of $899,087.

2. Increase in average income tax rate resulting in increased income tax expenses of $903,573.

3. A decrease in allowance for deferred income taxes assets leading to a decreased income tax expenses of $693,488.

4. Other adjustments leading to a decreased income tax expenses of $273,320.

NET INCOME

Net income was $13,401,512 for the three months ended March 31, 2010, compared with $3,642,509 for the three months ended March 31, 2009, an increase of $9,759,003, or 267.9%, including an increase in income before income taxes of $10,594,855, or 208.1%, and an increase in income taxes expenses of $835,852, or 57.7%.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST

Minority interest in the earnings of the Sino-foreign Joint-ventures amounted to $3,066,343 for the three months ended March 31, 2010, compared with $1,383,697 for the three months ended March 31, 2009, an increase of $1,682,646, or 121.6%.

The Company owns different equity interest in nine Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these nine Sino-foreign joint ventures were consolidated in the Company’s financial statements as of March 31, 2010 and 2009. The Company records the non-controlling interest's share in the earnings of the respective Sino-foreign joint ventures for each period.

In 2010, non-controlling interest increased significantly compared with 2009, primarily due to the increase in Sino-foreign joint ventures’ net income.

NET INCOME ATTRIBUTABLE TO PARENT COMPANY

Net income was $10,335,169 for the three months ended March 31, 2010, compared with a net income of $2,258,812 for the three months ended March 31, 2009, an increase of $8,076,357, or 357.5%, mainly due to the increase in the Company’ net income.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources and use of cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and notes and internally generated cash. As of March 31, 2010, the Company had cash and cash equivalents of $51,075,033, compared with $37,585,291 as of March 31, 2009, an increase of $13,489,742, or 35.9%.

The Company had working capital of $69,998,664 as of March 31, 2010, compared with $41,794,491 as of March 31, 2009, an increase of $28,204,173, or 67.5%.

Financing activities:

For the Company’s bank loans and banker’s acceptance bill facilities, the Company’s banks require the Company to sign documents to repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, it can extend such one year facilities for another year.

The Company had bank loans maturing in less than one year of $4,394,767 and bankers’ acceptances of $40,019,391 as of March 31, 2010.

The Company currently expects to be able to obtain similar bank loans and bankers’ acceptance bills in the future if it can provide adequate mortgage security following the termination of the above mentioned agreements (See the table in section (a) Bank loan). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptance bills will be devalued by approximately $7,576,386. If the Company wishes to obtain the same amount of bank loans and banker's acceptance bills, it will have to provide $$7,576,386 additional mortgages as of the maturity date of such agreements (See the table in section (a) Bank loan). The Company still can obtain a reduced line of credit with a reduction of $3,547,848, which is 46.83% (the mortgage rates) of $7,576,386, if it cannot provide additional mortgages. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity.

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

As a result of the worldwide financial turmoil in 2008 and the first half of 2009, the Company’s stock’s WAP for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187. On March 17, 2009, the Company delivered two WAP Default notices to the Convertible Note holders. On March 27, 2009, the Company received a letter dated March 26, 2009 via fax from YA Global, one of the Convertible Note holders, electing to require the Company to redeem all the three Convertible Notes it held in the total principal amount of $5,000,000, together with interest, late charges, if any, and the Other Make Whole Amount as defined in Section 5(d) of the Convertible Notes. After negotiation, on April 15, 2009, the Company paid YA Global $5,041,667 for the total principal amount ($5,000,000), together with interest and late charges, if any. YA Global has waived its entitlement to the Other Make Whole Amount.

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

 The Company’s ability to redeem the Convertible Notes and meet its payment obligations depends on its cash position and its ability to refinance or generate significant cash flow, which is subject to general economic, financial and competition factors and other factors beyond the Company’s control. The Company cannot assure you that it has sufficient funds available or will be able to obtain sufficient funds to meet its payment obligations under the Convertible Notes, and the Company’s redemption of the Convertible Notes would result in an adverse effect on its liquidity and capital resources, business, results of operations or financial condition.

(a) Bank loans

As of March 31, 2010, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Due Date	Amount available	Amount Borrowed
Comprehensive credit facilities	Bank of China	Oct -10	$8,057,073	$7,156,894
Comprehensive credit facilities	China Construction Bank	Oct-10	8,789,535	4,385,978
Comprehensive credit facilities	Shanghai Pudong Development Ban	Oct-10	6,592,151	-
Comprehensive credit facilities	Jingzhou Commercial Bank	Oct-10	9,521,996	5,483,205
Comprehensive credit facilities	Industrial and Commercial Bank of China	Sep-10	2,929,845	873,231
Comprehensive credit facilities	Bank of Communications Co., Ltd	Sep-10	3,340,023	3,049,189
Comprehensive credit facilities	China Merchants Bank	Sep -10	3,456,307	3,456,307
Comprehensive credit facilities	China CITIC Bank	Jul -10	12,450,648	12,450,648
Comprehensive credit facilities	China Hua Xia Bank	Oct-10	7,324,612	5,691,224
Comprehensive credit facilities	Guangdong Development Bank	Oct-10	2,599,944	2,599,944
Total			$65,062,134	$45,146,620

The Company may request banks to issue notes payable or bank loans within its credit line using a 364-day revolving line.

The Company refinanced its short-term debt during early 2010 at annual interest rates of 5.31%, and maturity terms of nine to twelve months. Pursuant to the refinancing arrangement, the Company pledged $40,403,854 of equipment, land use rights and buildings as security for its comprehensive credit facility with the Bank of China; pledged $13,513,997 of land use rights and buildings as security for its comprehensive credit facility with Shanghai Pudong Development Bank; pledged $15,528,764 of land use rights and equipment as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; pledged $2,643,439 of land use rights and buildings as security for its comprehensive credit facility with Industrial and Commercial Bank of China; pledged $13,479,279 of accounts receivable, land use rights and buildings as security for its comprehensive credit facility with China Construction Bank; pledged $9,992,705 of land use rights, notes receivable and buildings as security for its comprehensive credit facility with China CITIC Bank; pledged $2,197,384 of land use rights and buildings as security for its comprehensive credit facility with China Merchants Bank; pledged $6,501,604 of land use rights and buildings as security for its comprehensive credit facility with Bank of Communications Co., Ltd,; and pledged $3,332,406 of accounts receivable as security for its comprehensive credit facility with Guangdong Development Bank. The Company’s subsidiary, Henglong’s comprehensive credit facility with China Hua Xia Bank, was guaranteed by Jiulong, the Company’s other subsidiary.

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term bank loan	$4,394,767	$4,394,767	$-	$-	$-
Notes payable	40,019,392	40,019,392	-	-
Convertible notes payable	30,000,000	30,000,000	-	-	-
Other contractual purchase commitments, including information technology	13,782,303	11,618,669	2,163,634	-	-
Total	$88,196,462	$86,032,828	$2,163,634	$-	$-

Short-term bank loans:

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of March 31, 2010:

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of Payment	Amount Payable on Due Date
Bank of China	Working Capital	Nov 10, 09	1	5.31%	Pay monthly	Nov 10, 10	$2,197,383
China Merchants Bank	Working Capital	May 5, 09	0.9	5.31%	Pay monthly	Apr 5, 10	2,197,384
Total							$4,394,767

The Company must use the loans for the purposes described in the table. If the Company fails, it will be charged a penalty interest at 100% of the specified loan rate. The Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged a compound interest at the specified rate. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of March 31, 2010, and will continue to comply with them.

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of March 31, 2010:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	Apr - 10	$5,594,314
Working Capital	3-6	May -10	6,937,874
Working Capital	3-6	Jun-10	10,814,805
Working Capital	3-6	Jul - 10	7,933,727
Working Capita	3-6	Aug- 10	1,413,650
Working Capital	3-6	Sep - 10	7,325,022
Total			$40,019,392

The Company must use the loan for the purposes described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment to the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of March 31, 2010, and will continue to comply with them.

The Company had approximately $13,562,303 of capital commitments as of March 31, 2010, arising from equipment purchases for expanding production capacity. The Company intends to disperse $11,508,669 in the remaining nine months of 2010 using its working capital. Management believes that it will not have a material adverse effect on the Company’s liquidity.

Cash flows:

(a)	Operating activities

Net cash generated from operations during the three months ended March 31, 2010 was $13,489,439, compared with $8,890,210 for the same period of 2009, an increase of $4,599,229.

Similar to the same period of 2009, the increased cash outflows from operating activities were primarily due to increases in accounts receivable and inventories.

At March 31, 2010, the Company’s cash outflow caused by increase of accounts receivable and increase of inventories were $17,900,000 and $7,970,000 respectively, compared with December 31, 2009. Increase of accounts receivable was primarily due to sales increase during the three months ended March 31, 2010. The credit terms on sale of goods between customers and the Company generally range from 3 to 4 months, which resulted in increased accounts receivable as sales increased. Increase of inventories was primarily due to inventory increase for turnover as result of production and sales increases. These are a normal capital circulation and the Company believes that it will not have a material adverse effect on future cash flows.

(b)	Investing activities

The Company expended net cash of $5,360,787 in investment activities during the three months ended March 31, 2010, compared with $4,666,339 during the same period of 2009, an increase of $694,448, mainly due to:

Similar to 2009, the Company invested cash for equipment purchases and building facility to expand production to meet market needs. Cash used for equipment purchases and building facility during the three months ended March 31, 2010 and 2009 were $4,616,312 and $4,296,391, respectively.

(c)	Financing activities

During the three months ended March 31, 2010, the Company expended net cash of $545,617 in financing activities, as compared to expended net cash of $3,744,935 in financing activities for the same period of 2009, a decrease of $3,199,318 as a result of the following factors:

The Company repaid bank loans of $732,462 during the three months ended March 31, 2010, compared to the three months ended March 31, 2009 where the Company repaid bank loans of $2,194,298.

During the three months ended March 31, 2009, the Company distributed dividend of $1,550,637 to minority shareholders, while there was no such dividend distribution in the same period of 2010.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2010 and 2009, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual payment obligations and commitments as of March 31, 2010:

	Payment Obligations by Period
	2010 (a)	2011	2012		2013	Thereafter	Total
Obligations for service agreements	$110,000	$110,000		$-	$-	$-	$220,000
Obligations for purchasing agreements	11,508,669	2,053,634	$		$-	-	13,562,303
Total	$11,618,669	$2,163,634		$-	$-	$-	$13,782,303

(a)	Remaining 9 months in 2010

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

( a )	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

( b )	CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

As of March 31, 2010, approximately 18.3% of sales were to Xi’an BYD Electric Car Co., Ltd,; approximately 12.1% were to Chery Automobile Corporation Limited and approximately 10.7% were to Geely Holding Group, the Company’s three largest customers. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

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

Members of the Company’s management beneficially own approximately 75.3% of the outstanding shares of its common stock. As a result, these majority stockholders have control over decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders, which could result in the approval of transactions that might not maximize stockholders’ value. Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to its management team and control the outcome of matters submitted to a vote of the holders of its common stock. The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders. The Henglong Acquisition was a transaction involving the Company and a counterparty controlled by Mr. Hanlin Chen, the Company’s Chairman and controlling stockholder. The Company regularly engages in transactions with entities controlled by one of more of its officers and directors.

Covenants contained in the Securities Purchase Agreement and the Senior Convertible Notes may restrict the Company’s operating flexibility.

There is a limited public float of the Company’s common stock, which can result in its stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock or derivative securities.

There is a limited public float of the Company’s common stock. Of the Company’s outstanding common stock, approximately 24.7% is considered part of the public float. The term “public float” refers to shares freely and actively tradable on the NASDAQ GlobalMarket and not owned by officers, directors or affiliates, as such term is defined under the Securities Act. As a result of the limited public float and the limited trading volume on some days, the market price of the Company’s common stock can be volatile, and relatively small changes in the demand for or supply of the Company’s common stock can have a disproportionate effect on the market price for its common stock. This stock price volatility could prevent a securityholder seeking to sell the Company’s common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

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

 Risks Related to Doing Business in China an d Other Countries Besides the United States

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: May 6, 2010	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: May 6, 2010	By:	/s/ Jie Li
Jie Li
Chief Financial Officer