Form 10-Q
period 2010-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2010-08-09
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of June 30, 2010, the Company had 27,110,693 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

INDEX

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,
	2010	2009
Net product sales, including $2,941,718 and $1,314,247 to related parties for the three months ended June 30, 2010 and 2009	$85,081,138	$62,484,279
Cost of product sold, including $5,248,896 and $2,812,741 purchased from related parties for the three months ended June 30, 2010 and 2009	65,270,878	46,178,351
Gross profit	19,810,260	16,305,928
Add: Gain on other sales	681,999	172,747
Less: Operating expenses-
Selling expenses	2,903,125	1,620,497
General and administrative expenses	1,846,421	2,246,330
R&D expenses	1,741,405	444,226
Depreciation and amortization	288,352	507,341
Total Operating expenses	6,779,303	4,818,394
Income from operations	13,712,956	11,660,281
Add: Other income, net (note 21)	250,851	-
Financial income (expenses) net (note 22)	(413,349)	(478,228)
Gain (loss) on change in fair value of derivative (note 23)	94,264	(977,435)
Income before income taxes	13,644,722	10,204,618
Less: Income taxes (note 24)	2,291,292	1,474,618
Net income	$11,353,430	$8,730,000
Net income attributable to noncontrolling interest	2,811,362	2,653,651
Net income attributable to parent company	$8,542,068	$6,076,349
Net income per common share attributable to parent company–
Basic (note 25)	$0.32	$0.23
Diluted (note 25)	$0.28	$0.21
Weighted average number of common shares outstanding –
Basic	27,075,607	26,983,244
Diluted	31,541,281	31,466,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Six Months Ended June 30,
	2010	2009
Net product sales, including $4,602,111 and $1,873,258 to related parties for the six months ended June 30, 2010 and 2009	$169,313,827	$107,181,725
Cost of product sold, including $9,596,184 and $4,986,222 purchased from related parties for the six months ended June 30, 2010 and 2009	126,968,550	79,972,452
Gross profit	42,345,277	27,209,273
Add: Gain on other sales	1,133,609	239,626
Less: Operating expenses-
Selling expenses	4,770,928	2,685,177
General and administrative expenses	5,451,205	4,048,032
R&D expenses	3,043,163	884,148
Depreciation and amortization	610,145	1,078,754
Total Operating expenses	13,875,441	8,696,111
Income from operations	29,603,445	18,752,788
Add: Other income, net (note 21)	266,379	-
Financial income (expenses) net (note 22)	(781,360)	(917,708)
Gain (loss) on change in fair value of derivative (note 23)	243,292	(2,538,283)
Income before income taxes	29,331,756	15,296,797
Less: Income taxes (note 24)	4,576,814	2,924,288
Net income	$24,754,942	$12,372,509
Net income attributable to noncontrolling interest	5,877,705	4,037,348
Net income attributable to parent company	$18,877,237	$8,335,161
Net income per common share attributable to parent company–
Basic (note 25)	$0.70	$0.31
Diluted (note 25)	$0.62	$0.29
Weighted average number of common shares outstanding –
Basic	27,060,925	26,983,244
Diluted	31,527,040	31,719,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2010	2009
Net income	$11,353,430	$8,730,000
Other comprehensive income:
Foreign currency translation gain (loss)	882,488	(187,750)
Comprehensive income	$12,235,918	$8,542,250
Comprehensive income attributable to non-controlling interest	2,955,460	2,667,188
Comprehensive income attributable to parent company	$9,280,458	$5,875,062
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Six Months Ended June 30,
	2010	2009
Net income	$24,754,942	$12,372,509
Other comprehensive income:
Foreign currency translation gain (loss)	927,828	(202,329)
Comprehensive income	$25,682,770	$12,170,180
Comprehensive income attributable to non-controlling interest	6,029,366	4,046,468
Comprehensive income attributable to parent company	$19,653,404	$8,123,712
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$45,246,219	$43,480,176
Pledged cash deposits (note 3)	19,340,337	12,742,187
Accounts and notes receivable, net, including $3,386,976 and $1,441,939 from related parties at June 30, 2010 and December 31, 2009 (note 4)	180,688,519	154,863,292
Advance payments and other, including $930,007 and $0 to related parties at June 30, 2010 and December 31, 2009	3,246,037	2,413,556
Inventories (note 6)	39,595,346	27,415,697
Current deferred tax assets (note 9)	2,617,570	1,381,868
Total current assets	$290,734,028	$242,296,776
Long-term Assets:
Property, plant and equipment, net (note 7)	$62,645,020	$60,489,798
Intangible assets, net (note 8)	506,158	561,389
Other receivables, net, including $218,699 and $65,416 from related parties at June 30, 2010 and December 31, 2009 (note 5)	1,644,413	1,064,224
Advance payments for property, plant and equipment, including $5,676,085 and $2,579,319 to related parties at June 30, 2010 and December 31, 2009	13,508,244	6,369,043
Long-term investments	79,518	79,084
Non-current deferred tax assets (note 9)	1,351,409	2,172,643
Total assets	$370,468,790	$313,032,957
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans (note 10)	$8,835,353	$5,125,802
Accounts and notes payable, including $2,570,035 and $1,537,827 to related parties at June 30, 2010 and December 31, 2009 (note 11)	136,129,101	107,495,833
Convertible notes payable (note 12)	28,854,024	28,640,755
Compound derivative liabilities (note 13)	636,717	880,009
Customer deposits	2,370,888	1,918,835
Accrued payroll and related costs	3,022,380	3,040,705
Accrued expenses and other payables(note 14)	15,375,965	17,708,681
Accrued pension costs (note 15)	3,814,440	3,778,187
Taxes payable (note 16)	10,582,698	11,365,016
Amounts due to shareholders/directors (note 17)	112,209	-
Total current liabilities	$209,733,775	$179,953,823
Long-term liabilities:
Other long-term liabilities (note 18)	4,986,459	233,941
Total liabilities	$214,720,234	$180,187,764
Significant concentrations (note 26)
Related party transactions (note 27 )
Commitments and contingencies (note 28 )
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares Issued and outstanding – None	$–	$–
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued and Outstanding – 27,110,693 and 27,046,244 shares at June 30, 2010 and December 31, 2009 (note 19)	2,711	2,704
Additional paid-in capital (note 19)	28,024,559	27,515,064
Retained earnings-
Appropriated	8,767,797	8,324,533
Unappropriated	77,075,996	58,642,023
Accumulated other comprehensive income	11,963,911	11,187,744
Total parent company stockholders' equity	125,834,974	105,672,068
Non-controlling interests (note 20)	29,913,582	27,173,125
Total stockholders' equity	$155,748,556	$132,845,193
Total liabilities and stockholders' equity	$370,468,790	$313,032,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
 Period Ended June 30, 2010 (unaudited) and December 31, 2009

					Accumulated	Total parent
		Additional			Other	company		Total
	Common	Paid-in	Retained Earnings		Comprehensive	stockholders '	Non-controlling	stockholders'
	Stock	Capital	Appropriated	Unappropriated	Income (Loss)	Equity	interests	equity
Balance at January 1, 2009	$2,698	$26,648,154	$7,525,777	$36,026,516	$11,127,505	$81,330,650	$23,222,566	$104,553,216
Foreign currency translation gain	–	–	–	–	60,239	60,239	22,365	82,604
Shares issued for stock options exercised	6	420,234	–	–	–	420,240	–	420,240
Share-based compensation	-	446,676	–	–	–	446,676	–	446,676
Appropriation of retained earnings	-	-	798,756	(798,756)	–	–	(3,944,619)	(3,944,619)
Net income for the year ended December 31, 2009	–	–	–	23,414,263	–	23,414,263	7,872,813	31,287,076
Balance at December 31, 2009	$2,704	$27,515,064	$8,324,533	$58,642,023	$11,187,744	$105,672,068	$27,173,125	$132,845,193
Foreign currency translation gain	–	–	–	–	776,167	776,167	151,661	927,828
Shares issued for stock options exercised	7	259,469	–	–	–	259,476	–	259,476
Share-based compensation	–	250,026	–	–	–	250,026	–	250,026
Appropriation of retained earnings	–	–	443,264	(443,264)	–	–	(3,288,909)	(3,288,909)
Net income for the period ended June 30, 2010	–	–	–	18,877,237	–	18,877,237	5,877,705	24,754,942
Balance at June 30, 2010	$2,711	28,024,559	8,767,797	77,075,996	11,963,911	125,834,974	29,913,582	155,748,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$24,754,942	$12,372,509
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Stock-based compensation	250,026	125,013
Depreciation and amortization	4,909,679	3,886,332
Allowance for doubtful accounts (Recovered)	(599,863)	(1,117,881)
Deferred income taxes assets	(392,613)	(253,521)
Amortization for discount of convertible note payable	213,269	506,985
(Gain) loss on change in fair value of derivative	(243,292)	2,538,283
Other operating adjustments	14,275	(227,474)
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	(6,521,746)	(1,537,010)
Accounts and notes receivable	(24,024,295)	(23,776,920)
Advance payments and other	(814,827)	(813,196)
Inventories	(11,987,567)	(171,352)
Accounts and notes payable	27,953,517	19,639,466
Customer deposits	448,291	21,744
Accrued payroll and related costs	(35,015)	170,135
Accrued expenses and other payables	737,146	1,512,206
Accrued pension costs	15,083	(13,754)
Taxes payable	(852,725)	2,901,849
Net cash provided by operating activities	$13,824,285	$15,763,414
Cash flows from investing activities:
(Increase) decrease in other receivables	(830,493)	(55,386)
Cash received from equipment sales	374,399	458,950
Cash paid to acquire property, plant and equipment	(14,134,717)	(6,341,035)
Cash paid to acquire intangible assets	(38,498)	(321,671)
Net cash (used in) investing activities	$(14,629,309)	$(6,259,142)
Cash flows from financing activities:
Proceeds from bank loans	3,685,215	1,465,006
Dividends paid to the non-controlling interest holders of Joint-venture companies	(1,744,982)	(3,768,668)
Repayment of convertible note payable	-	(5,000,000)
Shares issued for stock options exercised	259,476
Increase in amounts due to shareholders/directors	110,271	226,717
Net cash provided by (used in) financing activities	$2,309,980	$(7,076,945)
Cash and cash equivalents affected by foreign currency	$261,087	$14,607
Net increase in cash and cash equivalents	1,766,043	2,441,934
Cash and cash equivalents at beginning of period	43,480,176	37,113,375
Cash and cash equivalents at end of period	$45,246,219	$39,555,309
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
	Six Months Ended June 30,
	2010	2009
Cash paid for interest	$407,296	$989,247
Cash paid for income taxes	$3,972,306	$1,403,715
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
 Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months and Six Months Ended June 30, 2010 and 2009

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

 The Company owns the following aggregate net interests in nine Sino-foreign joint ventures organized in the PRC as of June 30, 2010 and 2009.

	Percentage Interest
Name of Entity	June 30, 2010	June 30, 2009
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center”	80.00%	-%

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

On February 11, 2010, the registered capital of Hengsheng was increased to $16,000,000 from $10,000,000.

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

2. Basis of Presentation and Significant Accounting Policies

(a) Basis of Presentation

Basis of Presentation - For the three months and six months ended June 30, 2010 and 2009, the accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The subsidiaries include nine Sino-foreign Joint-ventures mentioned in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the three months and six months ended June 30, 2010 and 2009 respectively.

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

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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

 In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 433,850 stock options under this plan, and there remain 1,766,150 stock options issuable in the future. As of June 30, 2010, the Company had 279,401 stock options outstanding.

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

Noncontrolling Interests in Consolidated Financial Statements - In December 2007, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly Statement of Financial Accounting Standards (“SFAS”) 160). The guidance clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of stockholders’ equity. This guidance was effective for the Company’s fiscal year beginning January 1, 2009. The Company has adopted this guidance in its consolidated financial statements for the period ended June 30, 2010.

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

3. Pledged cash deposits

Pledged as guarantee for its notes payable, the Company regularly pays some of its suppliers by bank notes. The Company has to deposit a cash deposit, equivalent to 30% - 40% of the face value of the relevant bank note, at a bank in order to obtain the bank note.

4. Accounts and notes receivable

The Company’s accounts receivable at June 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Accounts receivable	$109,097,616	$104,120,926
Notes receivable	75,954,136	56,062,744
	185,051,752	160,183,670
Less: allowance for doubtful accounts	(4,363,233)	(5,320,378)
Balance at the end of the period	$180,688,519	$154,863,292

Notes receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The activity in the Company’s allowance for doubtful accounts during the six months ended June 30, 2010 (unaudited) and the year ended December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Balance at beginning of period	$5,320,378	$4,910,478
Amounts provided (recovered) during the period	(876,872)	406,228
Foreign currency translation gain (loss)	(80,273)	3,672
Balance at the end of the period	$4,363,233	$5,320,378

5. Other receivables

The Company’s other receivables at June 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Other receivables	$2,556,150	$1,804,334
Less: allowance for doubtful accounts	(911,737)	(740,110)
Balance at the end of the period	$1,644,413	$1,064,224

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.

The activity in the Company’s allowance for doubtful accounts of other receivable during the six months ended June 30, 2010 (unaudited) and the year ended December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Balance at beginning of the period	$740,110	$659,837
Amounts provided during the period	260,720	79,618
Foreign currency translation gain (loss)	(89,093)	655
Balance at the end of the period	$911,737	$740,110

6. Inventories

The Company’s inventories at June 30, 2010 (Unaudited) and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Raw materials	$15,154,343	$10,683,448
Work in process	8,231,247	6,824,137
Finished goods	18,356,069	12,017,195
	41,741,659	29,524,780
Less: provision for loss	(2,146,313)	(2,109,083)
Balance at the end of the period	$39,595,346	$27,415,697

7. Property, plant and equipment

The Company’s property, plant and equipment at June 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Land use rights and buildings	$33,659,604	$33,100,702
Machinery and equipment	68,538,569	62,982,885
Electronic equipment	5,299,803	5,054,502
Motor vehicles	2,773,265	2,634,696
Construction in progress	2,564,378	1,939,256
	112,835,619	105,712,041
Less: Accumulated depreciation	(50,190,599)	(45,222,243)
Balance at the end of the period	$62,645,020	$60,489,798

Depreciation charge for the six months ended June 30, 2010 and the year ended December 31, 2009 are $4,861,101 and $8,429,863, respectively.

8. Intangible assets

The activities in the Company’s intangible asset account at June 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Costs:
Patent technology	$1,391,639	$1,384,037
Management software license	476,134	438,359
	1,867,773	1,822,396
Less: Amortization	(1,361,615)	(1,261,007)
Balance at the end of the period	$506,158	$561,389

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

The components of estimated deferred income tax assets at June 30, 2010 (unaudited) and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
Losses carryforward (U.S.)	$4,298,005	$3,855,426
Losses carryforward (PRC)	485,924	421,629
Product warranties and other reserves	2,757,268	2,313,728
Property, plant and equipment	2,930,637	2,818,497
Bonus accrual	190,687	306,030
Other	382,300	395,649
	11,044,821	10,110,959
Valuation allowance *	(7,075,842)	(6,556,448)
Total deferred tax assets**	$3,968,979	$3,554,511

*As of June 30, 2010, valuation allowance was $7,075,842, including $4,298,005 allowance for the Company’s deferred tax assets in the U.S. and $2,777,837 allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the U.S., the management believes that the deferred tax assets in the U.S. are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

** Approximately $1,351,409 and $2,172,643 of deferred income tax asset as of June 30, 2010 and December 31, 2009, respectively, is included in non-current deferred tax assets in the accompanying consolidated balance sheets. The remaining $2,617,570 and $1,381,868 of deferred income tax asset as of June 30, 2010 and December 31, 2009, respectively, is included in the current deferred tax assets.

10. Bank loans

At June 30, 2010, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $8,835,353, with weighted average interest rate at 5.31% per annum. These loans are secured with some of the property and equipment of the Company, and are repayable within one year.

At December 31, 2009, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $5,125,802, with weighted average interest rate at 5.68% per annum. These loans are secured with some of the property and equipment of the Company and are repayable within one year.

11. Accounts and notes payable

The Company’s accounts and notes payable at June 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Accounts payable	$91,399,792	$69,454,231
Notes payable	44,729,309	38,041,602
Balance at the end of the period	$136,129,101	$107,495,833

Notes payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits, notes receivable and certain property plant and machinery to secure trade financing granted by banks.

12. Convertible notes payable

The Company’s Convertible notes payable at June 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Convertible notes payable, face value	$30,000,000	$30,000,000
Less: discount of Convertible notes payable	(1,145,976)	(1,359,245)
Balance at the end of the period	$28,854,024	$28,640,755

The Company’s discount of Convertible notes payable at June 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Balance at beginning of year	$1,359,245	$2,077,923
Less: amortization during the period	(213,269)	(718,678)
Balance at the end of the period	$1,145,976	$1,359,245

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

On the date of inception, allocation of basis in the financing arrangement to the warrants and derivative liability has resulted in an original issue discount to the face value of the convertible notes in the amount of $2,502,588, which amount is subject to amortization over the Convertible Note’s term using the effective method. As of June 30, 2010, the accumulated amortization expense balance recorded by the Company was $1,356,612, remaining $1,145,976 will be amortized over the remaining life of the instrument.

13. Compound derivative liabilities

The Company has evaluated the convertible notes for terms and conditions that are not clearly and closely associated with the risks of the debt-type host instrument (see Note 12). Generally, such features require separation from the host contract and treatment as derivative financial instruments. Certain features, such as the conversion option, were found to be exempt, as they satisfied the conditions for equity classification in ASC Topic 815, formerly paragraph 11(a) of SFAS 133, for instruments (1) indexed with the Company’s own stock, and (2) classified as equity in financial position statement. Other features, such as puts and redemption features were found to require bifurcation and recognition as derivative liabilities based on the provision of ASC Topic 815, formerly paragraph 12 of SFAS 133. These derivative liabilities are recognized both at inception and the end of each reporting period at fair value, using forward cash-flow valuation techniques, until such liabilities arrangements are eventually settled, converted or paid. As of December 31, 2008, June 30, 2009, December 31, 2009, and June 30, 2010, the compound derivative value amounted to $1,502,596, $4,042,857, $880,009 and $636,717. The income from adjustment of fair value of compound derivative has been recorded in the income statement as gain or loss on change in fair value of derivative. (See note 12 and 23)

The fair value of compound derivative liabilities at inception and the end of each reporting period was calculated based on the following assumptions:

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

As of June 30, 2009 and December 31, 2008:

	December 31, 2008	June 30, 2009	Comments

Default put :	0.00%	0.00%
Service default	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Bankruptcy/liquidation	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Material judgments	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Suspension of listing*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Non-registration events:	0.50%	0.50%
Filing*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Effectiveness*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Continuous Effectiveness*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Share non-delivery	0.50%	0.50%	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Mandatory redemption put:	15.0%	100.00%
Maintenance of share price at a certain level**	15.0%	100.00%
This is not within the Company’s control. This put is only available subsequent to February 15, 2009 and only if the stock price is <45% of the conversion price for 20 trading days. On December 31, 2008, the stock price has maintained a value barely above 45% of the adjusted conversion price, so the risk of mandatory redemption was high. On March 16, 2009, the Company has a “WAP default”, and then received a mandatory redemption notice form the Convertible Note holder. Thus, the possibility of mandatory redemption was 100%.

Suspension of listing and non-registration events*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Annual Redemption Rights:	30.0%	0.00%
Allows for redemption rights on specific dates**	30.0%	0.00%
This is not within the Company’s control. On December 31, 2008, the stock prices were below the adjusted conversion price, so the risk of annual redemption was high. On June 30, 2009, the Company had a “WAP default”, and then received a mandatory redemption notice form the Convertible Note holder. Thus, the possibility of annual redemption was zero.

Allows for redemption if < 10% of note is outstanding	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Henglong Make Whole Amount and Redemption Right	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Change in Control Put:	0.50%	0.50%
Change in control**	0.50%	0.50%	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.

As of June 30, 2010 and December 31, 2009:

	December 31, 2009	June 30, 2010	Comments

Default put:	0.00%	0.00%
Service default	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Bankruptcy/liquidation	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Material judgments	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Suspension of listing*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Non-registration events:	0.50%	0.50%
Filing*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Effectiveness*	Low	Low	Please see Financial Statements Notes 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Continuous Effectiveness*	Low	Low	Please see Financial Statements Notes 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Share non-delivery	0.50%	0.50%	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Mandatory redemption put:	1.50%	1.50%
Maintenance of share price at a certain level**	1.50%	1.50%
This is not within the Company’s control. This put is only available subsequent to February 15, 2009 and only if the stock price is <45% of the conversion price for 20 trading days. On December 31, 2009 and June 30, 2010, the stock price was 164% and 149% above the adjusted conversion price ($7.0822). Moreover the Company received a revocation of such mandatory redemption notice, so the risk of mandatory redemption was low.

Suspension of listing and non-registration events*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Annual Redemption Rights:	11.7%	7.84%
Allows for redemption rights on specific dates**	11.7%	7.84%	This is not within the Company’s control. On December 31, 2009 and June 30, 2010, the stock price was 164% and 149% above the adjusted conversion price, so the risk of annual redemption was low.
Allows for redemption if < 10% of note is outstanding	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Henglong Make Whole Amount and Redemption Right	Low	Low	Please see the Financial Statements Notes 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with SEC.
Change in Control Put:	0.50%	0.50%
Change in control**	0.50%	0.50%	Please see Financial Statements Notes 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.

*Represent the event is not within the Company's control, but the probability of a triggering event is low.

**Represent the event is not within the Company's control, and the probability of a triggering event is high. The assessment of such probability was based on the probability of the historical trading price of the Company's common stock above or under Strike price for previous periods, same with the remaining period of the instruments. For example, the triggering event of maintaining the stock price at a certain level, a WAP default, is the Company's stock weighted average price for twenty (20) consecutive trading days below $3.187, which is 45% of the reset Conversion Price of $7.0822. The triggering event allowing the note holders to require the Company to redeem the notes on specific dates is when the Company’s stock price becomes $8.6 or lower.

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

As of June 30, 2010, the fair value of compound derivative liabilities of $636,716 decreased by $243,293 as compared to $880,009 on December 31, 2009, mainly as a result of the recent market recovery.  As the Company’s stock price rose dramatically, the probability of the Company’s stock price trading above $8.6 rose, accordingly, the probability of redemption declined.

As of June 30, 2009, the fair value of compound derivative liabilities of $4,042,857 increased by $2,540,260 as compared to  $1,502,597 on December 31, 2008, mainly as a result of the Company’s stock Weighted Average Price for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187, which is less than 45% of the Conversion Price in effect of the Issuance Date, as adjusted, the “ WAP Default”, and the Company received a mandatory redemption notice later, thus the risk of mandatory redemption rose to 100%.

14. Accrued expenses and other payables

The Company’s accrued expenses and other payables at June 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Accrued expenses	$2,747,434	$4,160,433
Other payables	2,458,415	2,694,447
Warranty reserves*	6,841,601	9,092,462
Dividend payable to non-controlling interest shareholders of Joint-ventures	3,328,515	1,761,339
Balance at the end of the period	$15,375,965	$17,708,681

*The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the six months ended June 30, 2010 (unaudited) and the year ended December 31, 2009, the warranties activities were as follows:

	June 30, 2010	December 31, 2009
Balance at the beginning of period	$9,092,462	$6,335,613
Additions during the period-	5,765,935	10,192,749
Settlement within period, by cash or actual material	(3,322,294)	(7,442,984)
Foreign currency translation gain (loss)	56,730	7,084
Balance at end of period	$11,592,833	$9,092,462

Approximately $6,841,601 and $9,092,462 of warranty reserves, respectively, are included in accrued expenses and other payables in the accompanying consolidated balance sheets. The remaining $4,751,232 of warranty reserves as of June 30, 2010 is included in the other long-term liabilities.

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

The activities in the Company’s pension account during the six months ended June 30, 2010 (unaudited) and the year ended December 31, 2009 are summarized as follows:
	June 30, 2010	December 31, 2009
Balance at beginning of the period	$3,778,187	$3,806,519
Amounts provided during the period	2,391,155	3,738,373
Settlement during the period	(2,376,072)	(3,770,220)
Foreign currency translation gain (loss)	21,170	3,515
Balance at end of period	$3,814,440	$3,778,187

16. Taxes payable

The Company’s taxes payable at June 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Value-added tax payable	$2,702,079	$9,290,149
Income tax payable	7,711,055	1,733,942
Other tax payable	169,564	340,925
Balance at end of the period	$10,582,698	$11,365,016

17. Amounts due to shareholders/ directors

The activities in the amounts due to shareholders/directors at June 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Balance at the beginning of period	$-	$337,370
Increase (decrease) during the period	110,271	(337,915)
Foreign currency translation gain (loss)	1,938	545
Balance at end of period	$112,209	$-

The amounts due to shareholders/directors were unsecured, interest-free and repayable on demand.

18. Other long-term liabilities

The Company’s other long-term liabilities at June 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Advances payable*	$235,227	$233,941
Warranty reserves	4,751,232	-
Balance at end of the period	$4,986,459	$233,941

*The amounts mainly represent advances made by the Chinese government to the Company as subsidy on interest on loans related to production facilities expansion.

The balances are unsecured, interest-free and will be repayable to the Chinese government if the usage of such advance does not continue to qualify for the subsidy (see notes 21).

19. Share Capital and Additional paid-in capital

The activities in the Company’s share capital and additional paid-in capital account during the six months ended June 30, 2010 (unaudited) and the year ended December 31, 2009 are summarized as follows:

	Share Capital
	Shares	Par Value	Additional paid-in capital
Balance at January 1, 2009	26,983,244	$2,698	$26,648,154
Shares issued for stock options exercised	63,000	6	420,234
Share-based compensation*	-	-	446,676
Balance at December 31, 2009	27,046,244	$2,704	$27,515,064
Shares issued for stock options exercised	64,449	7	259,469
Share-based compensation*	-	-	250,026
Balance at June 30, 2010 (unaudited)	27,110,693	$2,711	$28,024,559

* The stock options granted during 2009 were exercisable immediately, the fair value on the grant date using the Black-Scholes option pricing model was $196,650, and have been recorded as compensation costs.

The stock options granted during 2008 were partially exercisable immediately, and partially exercisable pro rata during the grant term. The stock options' fair value on the grant date using the Black-Scholes option pricing model was $845,478, of which $345,426 and $250,026 have been recorded as compensation costs in 2008 and 2009. The remaining of $250,026 has been recognized in June 2010.

20. Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity at June 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Balance at beginning of the period	$27,173,125	$23,222,566
Add: Additions during the period –
Income attributable to non-controlling interests	5,877,705	7,872,813
Less: Decreases during the period
Dividends declared to the non-controlling interest holders of Joint-venture companies	(3,288,909)	(3,944,619)
Foreign currency translation gain	151,661	22,365
Balance at end of period	$29,913,582	$27,173,125

21. Other Income

During the three months and six months ended June 30, 2010 (unaudited), the other income was $15,528 and $266,379, mainly from Government subsidies. During the three months and six months ended June 30, 2009 (unaudited), there was no such income.

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

22. Financial ( income) expenses

During the three months and six months ended June 30, 2010 and 2009 (unaudited), the Company recorded financial expenses which are summarized as follows:

	Three Months Ended June 30,
	2010	2009
Interest expenses, net	$241,193	$229,137
Foreign exchange (gain) loss, net	57,571	(257,484)
(Income) loss of note discount, net	(28,268)	94,545
Amortization for discount of convertible note payable	106,832	384,638
Bank charges	36,021	27,392
Total	$413,349	$478,228

During the six months ended June 30, 2010 and 2009 (unaudited), the Company recorded financial expenses which are summarized as follows:

	Six Months Ended June 30,
	2010	2009
Interest expenses, net	$453,153	$517,417
Foreign exchange (gain) loss, net	67,393	(242,916)
(Income) loss of note discount, net	(13,077)	94,655
Amortization for discount of convertible note payable	213,269	506,985
Bank charges	60,622	41,567
Total	$781,360	$917,708

23. Gain (loss) on change in fair value of derivative

During the three months ended June 30, 2010 (unaudited) and 2009, the Company recorded gain (loss) on change in fair value of derivatives, which is summarized as follows:

	Three Months Ended June 30,
	2010	2009
Income (loss) from adjustment of fair value of compound derivative liabilities	94,264	(977,435)
Total	$94,264	$(977,435)

During the six months ended June 30, 2010 (unaudited) and 2009, the Company recorded gain (loss) on change in fair value of derivatives, which is summarized as follows:

	Six Months Ended June 30,
	2010	2009
Income (loss) from adjustment of fair value of liabilities in connection with warrants	$-	$1,977
Income (loss) from adjustment of fair value of compound derivative liabilities	243,292	(2,540,260)
Total	$243,292	$(2,538,283)

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

There is no assessable profit for USAI and Testing Center in 2009 and 2010. Based on PRC income tax laws, USAI and Testing Center have an enterprise income tax exemption in 2009, and are subject to income tax at a rate of 15% for the next three years thereafter, from 2010 to 2012, and a 25% enterprise national income tax for the years commencing from January 1, 2013.

No provision for Hong Kong tax is made as Genesis is an investment holding company, and has no assessable income in Hong Kong for the six months ended June 30, 2010 and 2009. The enterprise income tax of Hong Kong is 16.5%.

No provision for US tax is made as the Company has no assessable income in the US for the six months ended June 30, 2010 and 2009. The enterprise income tax of US is 35%.

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

The calculations of income per share attributable to Parent company were:

	Three Months Ended June 30,
	2010	2009
Numerator:
Net income attributable to Parent company	$8,542,068	$6,076,349
Add: interest expenses of convertible notes payable, net of tax	195,000	262,500
Add: Amortization for discount of convertible notes payable, net of tax	69,441	384,638
	$8,806,509	$6,723,487
Denominator:
Weighted average shares outstanding	27,075,607	26,983,244
Effect of dilutive securities	4,465,674	4,483,158
	31,541,281	31,466,402
Net income per common share attributable to Parent company – basic*	$0.32	$0.23
Net income per common share attributable to Parent company – diluted	$0.28	$0.21

	Six Months Ended June 30,
	2010	2009
Numerator:
Net income attributable to Parent company	$18,877,237	$8,335,161
Add: interest expenses of convertible notes payable, net of tax	377,813	546,875
Add: Amortization for discount of convertible notes payable, net of tax	138,625	506,985
	$19,393,675	$9,389,021
Denominator:
Weighted average shares outstanding	27,060,925	26,983,244
Effect of dilutive securities	4,466,115	4,736,233
	31,527,040	31,719,477
Net income per common share attributable to Parent company – basic	$0.70	$0.31
Net income per common share attributable to Parent company – diluted*	$0.62	$0.29

* During the three months and six months ended June 30, 2010 (unaudited), all the options outstanding have been included in the computation of diluted income per share. The shares issuable upon conversion of Convertible Notes have been included in the computation.

During the three months and six months ended June 30, 2009 (unaudited), the options and warrants outstanding have not been included in the computation of diluted income per share, except the options issued on December 10, 2008, because such inclusion would have had an anti-dilutive effect. The shares issuable upon conversion of Convertible Notes have been included in the computation.

26. Significant concentrations

The Company grants credit to its customers, generally on an open account basis. The Company’s customers are all located in the PRC.

During the six months ended June 30, 2010 (unaudited), the Company’s ten largest customers accounted for 83.8% of its consolidated net sales, with each of two customers individually accounting for more than 10% of consolidated net sales, i.e. 17.9%, and 11.3% individually, or an aggregate of 29.2%. At June 30, 2010, approximately 17.0% of accounts receivable were from trade transactions with the aforementioned two customers.

During the six months ended June 30, 2009 (unaudited), the Company’s ten largest customers accounted for 80.1% of its consolidated net sales, with each of five customers individually accounting for more than 10% of consolidated net sales, i.e. 13.0%, 12.9%, 12.1%, 10.6%, and 10.5% individually, or an aggregate of 59.2%. At June 30, 2009, approximately 44.1% of accounts receivable were from trade transactions with the aforementioned five customers.

27. Related party transactions and balances

Related party transactions with companies with common directors are as follows:

Related sales (unaudited):

	Three Months Ended June 30,
	2010	2009
Merchandise Sold to Related Parties	$2,941,718	$1,314,247

	Six Months Ended June 30,
	2010	2009
Merchandise Sold to Related Parties	$4,602,111	$1,873,258

Related purchases (unaudited):

	Three Months Ended June 30 ,
	2010	2009
Materials Purchased from Related Parties	$5,248,896	$2,812,741
Technology Purchased from Related Parties	132,530	29,274
Equipment Purchased from Related Parties	207,646	427,391
Total	$5,589,072	$3,269,406

	Six Months Ended June 30 ,
	2010	2009
Materials Purchased from Related Parties	$9,596,184	$4,986,222
Technology Purchased from Related Parties	176,478	73,186
Equipment Purchased from Related Parties	1,334,947	1,503,726
Total	$11,107,609	$6,563,134

Related receivables (June 30, 2010, unaudited):

	June 30, 2010	December 31, 2009
Accounts receivable	$3,386,976	$1,441,939
Other receivables	218,699	65,416
Total	$3,605,675	$1,507,355

Related advances (June 30, 2010, unaudited):

	June 30, 2010	December 31, 2009
Advanced Equipment Payment to Related Parties	$5,676,085	$2,579,319
Advanced Expenses and Others to Related Parties	930,007	-
Total	$6,606,092	$2,579,319

Related payables (June 30, 2010 unaudited)

	June 30, 2010	December 31, 2009
Accounts payable	$2,570,035	$1,537,827

These transactions were consummated under similar terms as those with the Company's customers and suppliers.

As of August 9, 2010, the date the Company issued this financial statement, Hanlin Chen, Chairman, owns 55.76% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

 The following table summarizes the Company’s major contractual payment obligations and commitments as of June 30, 2010 (unaudited):

	Payment Obligations by Period
	2010 (a)	2011	2012	2013	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$-	$-	$-	$220,000
Obligations for purchasing agreements	14,238,674	3,557,421	$-	$-	-	17,796,095
Total	$14,348,674	$3,667,421	$-	$-	$-	$18,016,095

(a)   Remaining 6 months in 2010

29. Off-balance sheet arrangements

At June 30, 2010 and 2009 (unaudited), the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

During the six months ended June 30, 2010 and 2009 (unaudited), the Company had nine product sectors, five of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering (Henglong), power steering (Jiulong), power steering (Shenyang), power pumps (Zhejiang), and power steering (Wuhu). The other four sectors which were established in 2005, 2006 and 2007 respectively, engaged in the production and sales of sensor modular (USAI), electronic power steering (Jielong), power steering (Hengsheng), and provider of after sales and R&D services (HLUSA). Since the revenues, net income and net assets of these four sectors are less than 10% of its segment in the consolidated financial statements, the Company incorporated these four sectors into “other sectors”.

The Company’s product sectors information is as follows:

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other *	Total
For the Three Months Ended June 30, 2010 (unaudited):
Revenue
Net product sales – external	$39,261,293	$25,214,971	$7,361,646	$5,502,059	$5,470,844	$2,270,325	$-	$85,081,138
Net product sales – internal	8,692,999	753,536	1,875,804	596,088	-	9,585,467	(21,503,894)	-
Gain on other sales	826,419	155,544	(64,842)	22,359	23,914	(279,881)	(1,514)	681,999
Total revenue	$48,780,711	$26,124,051	$9,172,608	$6,120,506	$5,494,758	$11,575,911	$(21,505,408)	$85,763,137
Net income	$6,702,000	$1,770,217	$1,322,131	$1,181,519	$(54,561)	$1,113,638	$(681,514)	$11,353,430
Net income attributable to non-controlling interests	1,340,400	336,342	396,639	578,944	(12,369)	28,741	142,665	2,811,362
Net income attributable to Parent company	$5,361,600	$1,433,875	$925,492	$602,575	$(42,192)	$1,084,897	$(824,179)	$8,542,068

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector		Other *	Total
For the Three Months Ended June 30, 2009 (unaudited):
Revenue
Net product sales – external	$29,646,904	$14,633,240	$5,754,286	$5,990,956	$6,328,539		$130,354	$-	$62,484,279
Net product sales – internal	8,259,236	844,645	2,002,403	191,829	-		24,034	(11,322,147)	-
Gain on other sales	72,310	36,818	55,021	(2,417)	14,275		(1,755)	(1,505)	172,747
Total revenue	$37,978,450	$15,514,703	$7,811,710	$6,180,368	$6,342,814		$152,633	$(11,323,652)	$62,657,026
Net income	$7,113,281	$1,508,358	$906,653	$1,182,756	$152,018		$(434,812)	$(1,698,254)	$8,730,000
Net income attributable to non-controlling interests	1,422,656	286,588	271,996	579,551	34,462	(169)		58,567	2,653,651
Net income attributable to Parent company	$5,690,625	$1,221,770	$634,657	$603,205	$117,556	$	(434,643)	$ (1,756,821)	$6,076,349

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other *	Total
For the Six Months Ended June 30, 2010 (unaudited):：
Revenue
Net product sales – external	$80,421,745	$44,825,095	$15,489,781	$11,158,591	$13,918,839	$3,499,775	$0	$169,313,826
Net product sales – internal	21,967,198	1,306,763	3,768,980	1,571,716	-	12,882,832	(41,497,489)	-
Gain on other sales	878,690	277,201	39,227	32,952	86,164	(177,604)	(3,021)	1,133,609
Total revenue	$103,267,633	$46,409,059	$19,297,988	$12,763,259	$14,005,003	$16,205,003	$(41,500,510)	$170,447,435
Net income	$16,215,143	$3,306,381	$1,785,150	$2,216,685	$334,764	$1,378,624	$(481,805)	$24,754,942
Net income attributable to non-controlling interests	3,243,029	628,212	535,545	1,086,176	75,891	23,660	285,192	5,877,705
Net income attributable to Parent company	$12,972,114	$2,678,169	$1,249,605	$1,130,509	$258,873	$1,354,964	$(766,997)	$18,877,237

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector		Other *		Total
For the Six Months Ended June 30, 2009 (unaudited):
Revenue
Net product sales – external	$47,722,197	$24,397,802	$12,160,279	$11,413,767	$11,156,768		$330,912		$-	$107,181,725
Net product sales – internal	16,800,829	1,059,548	2,505,233	311,914	-		24,034		(20,701,558)	-
Gain on other sales	114,770	23,779	69,551	1,003	32,410		1,123		(3,010)	239,626
Total revenue	$64,637,796	$25,481,129	$14,735,063	$11,726,684	$11,189,178		$356,069	$	(20,704,568)	$107,421,351
Net income	$11,979,119	$1,934,630	$1,670,469	$1,687,840	$(38,164)		$(770,863)		$(4,090,522)	$12,372,509
Net income attributable to non-controlling interests	2,395,824	367,580	501,141	827,041	(8,652)	(37,314)		(8,272)		4,037,348
Net income attributable to Parent company	$9,583,295	$1,567,050	$1,169,328	$860,799	$(29,512)	$	(733,549)	$	(4,082,250)	$8,335,161

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion on risk factors in Item 1A of Part II of this quarterly report on Form 10-Q.

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

The Company owns the following aggregate net interests in nine Sino-foreign joint ventures organized in the PRC as of June 30, 2010 and 2009.

	Percentage Interest
Name of Entity	June 30, 2010	June 30, 2009
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center”	80.00%	-%

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

On February 11, 2010, the registered capital of Hengsheng was increased to $16,000,000 from $10,000,000.

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

Financial results for the three months and six months ended June 30, 2010 are summarized as follows:

•	Sales of $85,081,138 and $169,313,827 in 2010 compared to $62,484,279 and $107,181,725 for the same periods of 2009.

•	Gross margin of $19,810,260, or 23.3% , and $42,345,277, or 25.0%, of sales, up from $16,305,928, or 26.1%, and $27,209,273, or 25.4%, for the same periods of 2009.

•	Selling expenses of $2,903,125 and $4,770,928, $1,282,628 and $2,085,751 higher than the same periods of 2009.

•	General and administrative expenses of $1,846,421 and 5,451,205, a decrease of $399,909 and an increase of $1,403,173 compared with the same periods in 2009, respectively.

•
Net income attributable to Parent company of $8,542,068, or $0.32 and $0.28 per share on a basic and diluted basis, respectively, and $18,877,237, or $0.70 and $0.62 per share, increased by $2,465,719, or $0.09 and $0.07 per share, and $10,542,076, or $0.39 and $0.32 per share, compared to $ $6,076,349, or $0.23 and $0.21 per share on a basic and diluted basis, respectively, and $8,335,161, or $0.31 and $0.29 per share, for the same periods in 2009.

•	Cash of approximately $45,246,219 as of June 30, 2010, $1,766,043 higher than as of December 31, 2009.

•	Cash provided by operating activities of $13,824,285 compared to $15,763,414 for the same six-month period in 2009.

•	Capital expenditures of $14,173,215, higher than the same six-month period in 2009 by $7,510,509.

RESULTS OF OPERATIONS——THREE MONTHS ENDED JUNE 30, 2010 AND 2009:

	Net Sales				Cost of sales
	2010	2009	Change		2010	2009	Change
Henglong	$47,954,292	$37,906,141	$10,048,151	26.5%	$36,908,428	$27,292,298	$9,616,130	35.2%
Jiulong*	25,968,507	15,477,885	10,490,622	67.8	22,439,931	13,317,460	9,122,471	68.5
Shenyang	9,237,450	7,756,689	1,480,761	19.1	8,089,099	6,332,064	1,757,035	27.7
Zhejiang	6,098,147	6,182,784	(84,637)	(1.4)	4,316,533	4,558,225	(241,692)	(5.3)
Wuhu	5,470,844	6,328,539	(857,695)	(13.6)	4,979,949	6,015,715	(1,035,766	(17.2)
Other Sectors	11,855,792	154,388	11,701,404	7579.2	9,726,875	230,261	9,496,614	4124.3
Other * *	(21,503,894)	(11,322,147)	(10,181,747)	89.9	(21,189,937)	(11,567,672)	(9,622,265)	83.2
Total	$85,081,138	$62,484,279	$22,596,859	36.2%	$65,270,878	$46,178,351	$19,092,527	41.3%

* Including $4,434,721 of income and $3,397,320 of cost for Chrysler sales in 2010.
** Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

NET SALES

Net sales were $85,081,138 for the three months ended June 30, 2010, compared with $62,484,279 for the three months ended June 30, 2009, an increase of $22,596,859, or 36.2%, mainly due to the increases in the income of Chinese residents and government investment leading to an increase in the sales of passenger vehicles and commercial vehicles, and the resultant increase in the Company’s sales of steering gear and pumps; the Company has raised the technological contents in, and production efficiency of, its products as a result of technological improvement to its production lines, allowing the Company to reduce costs and, correspondingly, its sales prices which led to increased sales volumes.

Net sales for Henglong was $47,954,292 for the three months ended June 30, 2010, compared with $37,906,141 for the three months ended June 30, 2009, representing an increase of $10,048,151, or 26.5%. Net sales increase was mainly due to increased production volumes with a sales increase of $10,651,180, decreased sales price with a sales decrease of $831,885, and the effect of foreign currency translation with a sales increase of $228,856.

Net sales for Jiulong was $25,968,507 for the three months ended June 30, 2010, compared with $15,477,885 for the three months ended June 30, 2009, representing an increase of $10,490,622, or 67.8%. Net sales increase was mainly due to increased production volumes with a sales increase of $9,135,754, increased sales price with a sales increase of $1,261,420, and the effect of foreign currency translation with a sales increase of $93,448.

Net sales for Shenyang was $9,237,450 for the three months ended June 30, 2010, compared with $7,756,689 for the three months ended June 30, 2009, representing an increase of $1,480,761, or 19.1%. Net sales increase was mainly due to increased production volumes with a sales increase of $2,192,207, decreased sales price with a sales decrease of $758,277, and the effect of foreign currency translation with a sales increase of $46,831.

Net sales for Zhejiang was $6,098,147 for the three months ended June 30, 2010, compared with $6,182,748 for the three months ended June 30, 2009, representing a decrease of $84,637, or 1.4%. Net sales decrease was mainly due to increased production volumes with a sales increase of $452,226 and decreased sales price with a sales decrease of $574,192 and the effect of foreign currency translation with a sales increase of $37,329.

Net sales for Wuhu was $5,470,844 for the three months ended June 30, 2010, compared with $6,328,539 for the three months ended June 30, 2009, representing a decrease of $857,695, or 13.6%. Net sales decrease was mainly due to decreased production volumes with a sales decrease of $563,799 and decreased sales price with a sales decrease of $332,105 and the effect of foreign currency translation with a sales increase of $38,209.

Net sales for Other Sectors was $11,855,792 for the three months ended June 30, 2010, compared with $154,388 for the three months ended June 30, 2009, representing an increase of $11,701,404 or 7,579.2%. Net sales increased mainly due to the development of new market.

COST OF SALES

For the three months ended June 30, 2010, the cost of sales was $65,270,878, compared with $46,178,351 for the same period of 2009, an increase of $19,092,527, or 41.3%, mainly due to the increase of sales.

Cost of sales for Henglong was $36,908,428 for the three months ended June 30, 2010, compared with $27,292,298 for the three months ended June 30, 2009, representing an increase of $9,616,130, or 35.2%. Cost of sales increase was mainly due to increased sale volumes with a cost of sales increase of $9,849,431, decreased unit price with a cost of sales decrease of $398,078, and the effect of foreign currency translation with a cost increase of $164,777.

 Cost of sales for Jiulong was $22,439,931 for the three months ended June 30, 2010, compared with $13,317,460 for the three months ended June 30, 2009, representing an increase of $9,122,471, or 68.5%. Cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $7,859,215, increased unit price with a cost of sales increase of $1,182,852, and the effect of foreign currency translation with a cost increase of $80,404.

Cost of sales for Shenyang was $8,089,099 for the three months ended June 30, 2010, compared with $6,332,064 for the three months ended June 30, 2009, representing an increase of $1,757,035, or 27.7%. Cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $1,784,243, decreased unit price with a cost of sales decrease of $65,438, and the effect of foreign currency translation with a cost increase of $38,230.

Cost of sales for Zhejiang was $4,316,533 for the three months ended June 30, 2010, compared with $4,558,225 for the three months ended June 30, 2009, representing a decrease of $241,692, or 5.3%. Cost of sales decrease was mainly due to increased sales volumes with a cost of sales increase of $324,100, decreased unit price with a cost of sales decrease of $593,312, and the effect of foreign currency translation with a cost increase of $27,520.

Cost of sales for Wuhu was $4,979,949 for the three months ended June 30, 2010, compared with $6,015,715 for the three months ended June 30, 2009, representing a decrease of $1,035,766, or 17.2%. Cost of sales decrease was mainly due to increased sales volumes with a cost of sales decrease of $549,598, decreased unit price with a cost of sales decrease of $522,488, and the effect of foreign currency translation with a cost increase of $36,320.

Cost of sales for Other Sectors was $9,726,875 for the three months ended June 30, 2010, compared with $230,261 for the three months ended June 30, 2009, representing an increase of $9,496,614, or 4,124.3%. Cost of sales increase was mainly due to increased of sales.

Gross margin was 23.3% for the three months ended June 30, 2010, a decrease of 2.8% from 26.1% for the same period of 2009, primarily due to sales price reductions in excess of declines in unit cost. For the three months ended June 30, 2010, the Company classified product warranty expenses as selling cost, which were classified as selling expenses in previous periods. As a result, the Company reclassified product warranty expenses for the same period of 2009 as selling cost to achieve consistency with the presentation of the current period. Effects of the reclassification are set forth in the table below.

	Three Months Ended June 30,
	2010	2009
Before reclassification ：
Net sales	$85,081,138	$62,484,279
Cost of goods sold before reclassification	62,424,246	43,982,547
Gross profit before reclassification	$22,656,892	$18,501,732
Gross margin before reclassification	26.6%	29.6%
After reclassification:
Net sales	$85,081,138	$62,484,279
Cost of goods sold add Warranty expenses	65,270,878	46,178,351
Gross profit after reclassification	$19,810,260	$16,305,928
Gross margin after reclassification	23.3%	26.1%
Selling expenses before reclassification	$5,749,757	$3,816,301
Minus: Warranty expenses	2,846,632	2,195,804
Selling expenses after reclassification	$2,903,125	$1,620,497

GAIN ON OTHER SALES

Gain on other sales consists of net amount retained from sales of materials and other assets. For the three months ended June 30, 2010, gain on other sales was $681,999, compared with $172,747 for the same period of 2009, an increase of $509,252, or 294.8%, mainly due to increased sales of materials.

SELLING EXPENSES

Selling expenses were $2,903,125 for the three months ended June 30, 2010, compared with $1,620,497 for the same period of 2009, an increase of $1,282,628, or 79.2%. Material increases were salaries and wages expenses, and transportation expenses.

The salaries of salesmen were indexed with their selling performance. During the three months ended June 30, 2010, sales revenue increased 36.2% compared with the same period of 2009, correspondingly increasing the salaries of salesmen.

The increase in transportation expense was due to increased sales and a rise in oil price, which led to increases in domestic transportation prices.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,846,421 for the three months ended June 30, 2010, compared with $2,246,330 for the same period of 2009, a decrease of $399,909, or 17.8%. Material decrease was provision for bad debts.

The Company recorded provision for bad debts based on aging of accounts receivable. The decrease in provision for bad debts in 2010 was mainly due to the Company strengthening its administration of credit line, accordingly, there was a decrease in account receivable over the credit terms.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses were $1,741,405 for the three months ended June 30, 2010, compared with $444,226 for the three months ended June 30, 2009, an increase of $1,297,179, or 292.0%.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce advanced products on a cost-competitive basis. In order to maintain its competitiveness, the Company invested more in R & D expenses in 2010.

DEPRECIATION AND AMORTIZATION EXPENSE

For the three months ended June 30, 2010, depreciation and amortization expenses excluded from that recorded under cost of sales were $288,352, compared with $507,341 for the same period of 2009, a decrease of $218,989, or 43.2%, as a result of certain fixed assets of the Company having been fully depreciated.

INCOME FROM OPERATIONS

Income from operations was $13,712,956 for the three months ended June 30, 2010, compared with $11,660,281 for the three months ended June 30, 2009, an increase of $2,052,675, or 17.6%, as a result of an increase of $3,504,332, or 21.5%, in gross profit, a decrease of $509,252, or 294.8%, in gain on other sales, and an increase of $1,960,909, or 40.7%, in operating expenses.

FINANCIAL EXPENSES

Financial expenses were $413,349 for the three months ended June 30, 2010, compared with $478,228 for the three months ended June 30, 2009, a decrease of $64,879, primarily due to a decrease in convertible note interest expense, and a decrease in convertible note discount amortization.

GAIN (LOSS) ON CHANGE IN FAIR VALUE OF DERIVATIVE

Gain on change in fair value of derivative was $94,264 for the three months ended June 30, 2010, compared with a loss of $977,435 for the same period of 2009, an increase of $1,071,699.

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

On June 30, 2010, the fair value of compound derivatives was $636,717, compared with $730,980 on March 31, 2010, a decrease of $94,264, mainly as a result of the recent capital market recovery. As the Company’s stock price rose, the probability of the Company’s stock price trading above $8.6 rose, and the Convertible notes holders would gain more income by conversion than the income from bond market or redemption of Convertible notes upon the occurrence of any triggering event as defined in the debt agreement. Thus, the probability of redemption decreased.

On June 30, 2009, the fair value of compound derivatives was $4,042,857, compared with $3,065,422 on March 31, 2009, a significant increase of $977,435, mainly as a result of the Company’s stock Weighted Average Price for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187, which is less than 45% of the Conversion Price in effect of the Issuance Date, as adjusted, the “ WAP Default”, and the Company received a mandatory redemption notice later, thus the risk of mandatory redemption rose to 100%.

INCOME BEFORE INCOME TAXES

Income before income taxes was $13,644,722 for the three months ended June 30, 2010, compared with $10,204,618 for the three months ended June 30, 2009, an increase of $3,440,104, or 33.7%, including an increase in income from operations of $2,052,675, an increase in income form other business of $250,851, a decrease in financial expenses of $64,879, and an increase in gain on change in fair value of derivative of $1,071,699.

INCOME TAXES

Income tax expense was $2,291,292 for the three months ended June 30, 2010, compared with $1,474,618 of income tax expense for the three months ended June 30, 2009, an increase of $816,674, mainly because of:

1. Increased income before income taxes resulting in increased income tax expenses of $727,398.

2. Decrease in average income tax rate resulting in decreased income tax expenses of $126,302.

3. A decrease in allowance for deferred income taxes assets leading to a decreased income tax expenses of $366,728.

4. Other adjustments leading to a decreased income tax expenses of $582,307.

NET INCOME

Net income was $11,353,430 for the three months ended June 30, 2010, compared with $8,730,000 for the three months ended June 30, 2009, an increase of $2,623,430, or 30.1%, including an increase in income before income taxes of $3,440,104, or 33.7%, and an increase in income taxes expenses of $816,674, or 55.4%.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST

Non-controlling interest in the earnings of the Sino-foreign Joint-ventures amounted to $2,811,362 for the three months ended June 30, 2010, compared with $2,653,651 for the three months ended June 30, 2009, an increase of $157,711, or 5.9%.

The Company owns different equity interest in nine Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these nine Sino-foreign joint ventures were consolidated in the Company’s financial statements as of June 30, 2010 and 2009. The Company records the non-controlling interest's share in the earnings of the respective Sino-foreign joint ventures for each period.

In 2010, non-controlling interest increased significantly compared with 2009, primarily due to the increase in Sino-foreign joint ventures’ net income.

NET INCOME ATTRIBUTABLE TO PARENT COMPANY

Net income attributable to parent company was $8,542,068 for the three months ended June 30, 2010, compared with a net income of $6,076,349 for the three months ended June 30, 2009, an increase of $2,465,719, or 40.6%, mainly due to the increase in the Company’ net income.

RESULTS OF OPERATIONS——SIX MONTHS ENDED JUNE 30, 2010 AND 2009:

	Net Sales				Cost of sales
	2010	2009	Change		2010	2009	Change
Henglong	$102,388,944	$64,523,027	$37,865,917	58.7%	$77,091,237	$46,310,218	$30,781,019	66.5%
Jiulong	46,131,858	25,457,351	20,674,507	81.2	39,673,450	21,995,471	17,677,979	80.4
Shenyang	19,258,761	14,665,511	4,593,250	31.3	16,737,996	12,104,790	4,633,206	38.3
Zhejiang	12,730,307	11,725,680	1,004,627	8.6	9,209,301	8,904,203	305,098	3.4
Wuhu	13,918,839	11,156,768	2,762,071	24.8	13,169,497	10,831,929	2,337,568	21.6
Other Sectors	16,382,607	354,946	16,027,661	4515.5	13,366,166	462,671	12,903,495	2788.9
Other *	(41,497,489)	(20,701,558)	(20,795,931)	100.5	(42,279,097)	(20,636,830)	(21,642,267)	104.9
Total	$169,313,827	$107,181,725	$62,132,102	58.0%	$126,968,550	$79,972,452	$46,996,098	58.8%

* Including $7,732,086 of income and $5,994,207 of cost for Chrysler sales in 2010.
** Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

NET SALES

Net sales were $169,313,827 for the six months ended June 30, 2010, compared with $107,181,725 for the six months ended June 30, 2009, an increase of $62,132,102, or 58.0%, mainly due to the increases in the income of Chinese residents and huge government investment leading to an increase in the sales of passenger vehicles and commercial vehicles, and the resultant increase in the Company’s sales of steering gear and pumps; the Company has raised the technological contents in, and production efficiency of, its products as a result of technological improvement to its production lines, allowing the Company to reduce costs and, correspondingly, its sales prices which led to increased sales volumes.

Net sales for Henglong was $102,388,944 for the six months ended June 30, 2010, compared with $64,523,027 for the six months ended June 30, 2009, representing an increase of $37,865,917, or 58.7%. Net sales increase was mainly due to increased production volumes with a sales increase of $44,608,070, decreased sales price with a sales decrease of $7,008,441, and the effect of foreign currency translation with a sales increase of $266,288.

Net sales for Jiulong was $46,131,858 for the six months ended June 30, 2010, compared with $25,457,351 for the six months ended June 30, 2009, representing an increase of $20,674,507, or 81.2%. Net sales increase was mainly due to increased production volumes with a sales increase of $18,219,516, increased sales price with a sales increase of $2,347,508, and the effect of foreign currency translation with a sales increase of $107,483.

Net sales for Shenyang was $19,258,761 for the six months ended June 30, 2010, compared with $14,665,511 for the six months ended June 30, 2009, representing an increase of $4,593,250, or 31.3%. Net sales increase was mainly due to increased production volumes with a sales increase of $5,932,526, decreased sales price with a sales decrease of $1,395,823, and the effect of foreign currency translation with a sales increase of $56,547.

Net sales for Zhejiang was $12,730,307 for the six months ended June 30, 2010, compared with $11,725,680 for the six months ended June 30, 2009, representing an increase of $1,004,627, or 8.6%. Net sales increase was mainly due to increased production volumes with a sales increase of $1,511,756 and decreased sales price with a sales decrease of $552,254 and the effect of foreign currency translation with a sales increase of $45,125.

Net sales for Wuhu was $13,918,839 for the six months ended June 30, 2010, compared with $11,156,768 for the six months ended June 30, 2009, representing an increase of $2,762,071, or 24.8%. Net sales increase was mainly due to increased production volumes with a sales increase of $2,661,659 and increased sales price with a sales increase of $55,412 and the effect of foreign currency translation with a sales increase of $45,000.

Net sales for Other Sectors was $16,382,607 for the six months ended June 30, 2010, compared with $354,946 for the six months ended June 30, 2009, representing an increase of $16,027,661 or 4,515.5%. Net sales increased mainly due to the development of new market.

COST OF SALES

For the six months ended June 30, 2010, the cost of sales was $126,968,550, compared with $79,972,452 for the same period of 2009, an increase of $46,996,098, or 58.8%, mainly due to the increase of sales.

Cost of sales for Henglong was $77,091,237 for the six months ended June 30, 2010, compared with $46,310,218 for the six months ended June 30, 2009, representing an increase of $30,781,019, or 66.5%. Cost of sales increase was mainly due to increased sale volumes with a cost of sales increase of $34,162,442, decreased unit price with a cost of sales decrease of $3,572,945, and the effect of foreign currency translation with a cost increase of $191,522.

Cost of sales for Jiulong was $39,673,450 for the six months ended June 30, 2010, compared with $21,995,471 for the six months ended June 30, 2009, representing an increase of $17,667,979, or 80.4%. Cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $15,657,112, increased unit price with a cost of sales increase of $1,928,259, and the effect of foreign currency translation with a cost increase of $92,608.

Cost of sales for Shenyang was $16,737,996 for the six months ended June 30, 2010, compared with $12,104,790 for the six months ended June 30, 2009, representing an increase of $4,633,206, or 38.3%. Cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $4,950,559, decreased unit price with a cost of sales decrease of $363,702, and the effect of foreign currency translation with a cost increase of $46,349.

Cost of sales for Zhejiang was $9,209,301 for the six months ended June 30, 2010, compared with $8,904,203 for the six months ended June 30, 2009, representing an increase of $305,098, or 3.4%. Cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $1,154,968, decreased unit price with a cost of sales decrease of $883,502, and the effect of foreign currency translation with a cost increase of $33,632.

Cost of sales for Wuhu was $13,169,497 for the six months ended June 30, 2010, compared with $10,831,929 for the six months ended June 30, 2009, representing an increase of $2,337,568, or 21.6%. Cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $2,668,245, decreased unit price with a cost of sales decrease of $373,770, and the effect of foreign currency translation with a cost increase of $43,093.

Cost of sales for Other Sectors was $13,366,166 for the six months ended June 30, 2010, compared with $462,671 for the six months ended June 30, 2009, representing an increase of $12,903,495, or 2,788.9%. Cost of sales increase was mainly due to increased of sales.

 Gross margin was 25.0% for the six months ended June 30, 2010, a decrease of 0.4% from 25.4% for the same period of 2009, primarily due to sales price reductions in excess of declines in unit cost. For the six months ended June 30, 2010, the Company classified product warranty expenses as selling cost, which were classified as selling expenses in previous periods. As a result, the Company reclassified product warranty expenses for the same period of 2009 as selling cost to achieve consistency with the presentation of the current period. Effects of the reclassification are set forth in the table below.

	Six Months Ended June 30,
	2010	2009
Before reclassification:
Net sales	169,313,827	107,181,725
Cost of goods sold before reclassification	121,202,616	76,482,162
Gross profit before reclassification	48,111,211	30,699,563
Gross margin before reclassification	28.4%	28.6%
After reclassification:
Net sales	169,313,827	107,181,725
Cost of goods sold add Warranty expenses	126,968,550	79,972,452
Gross profit after reclassification	42,345,277	27,209,273
Gross margin after reclassification	25.0%	25.4%
Selling expenses before reclassification	10,536,862	6,175,467
Minus: Warranty expenses	5,765,934	3,490,290
Selling expenses after reclassification	4,770,928	2,685,177

GAIN ON OTHER SALES

Gain on other sales consists of net amount retained from sales of materials and other assets. For the six months ended June 30, 2010, gain on other sales was $1,133,609, compared with $239,626 for the same period of 2009, an increase of $893,983, or 373.1%, mainly due to increased sales of materials.

SELLING EXPENSES

Selling expenses were $4,770,928 for the six months ended June 30, 2010, compared with $2,685,177 for the same period of 2009, an increase of $2,085,751, or 77.7%. Material increases were salaries and wages expenses, and transportation expenses.

The salaries of salesmen were indexed with their selling performance. During the six months ended June 30, 2010, sales revenue increased 58.0% compared with the same period of 2009, correspondingly increasing the salaries of salesmen.

The increase in transportation expense was due to increased sales and a rise in the price of oil, which led to increases in domestic transportation prices.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $5,451,205 for the six months ended June 30, 2010, compared with $4,048,032 for the same period of 2009, an increase of $1,403,173, or 34.7%. Material increases were salaries and wages expenses, labor insurance expenses, and provision for bad debts.

The increase in salaries and wages was due to increased staff and performance bonuses resulting from enlarged business size and improved earnings.

The Company’s labor insurance expenses were pension, medicare, injury insurance, unemployment insurance, and housing fund expenses. The increase in labor insurance expenses for the six months ended June 30, 2010 was a result of an increase in the number of employees.

The Company recorded provision for bad debts based on aging of accounts receivable. The increase in provision for bad debts in 2010 was mainly due to decreased credit lines of banks in the PRC, which impacted most domestic automobile manufacturers financially, and correspondingly, the Company’s receivables in excess of credit terms have increased.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $3,043,163 for the six months ended June 30, 2010, compared with $884,148 for the six months ended June 30, 2009, an increase of $2,159,015, or 244.2%.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce advanced products on a cost-competitive basis. In order to maintain its competitiveness, the Company needs to invest more in R & D expenses.

DEPRECIATION AND AMORTIZATION EXPENSE

For the six months ended June 30, 2010, depreciation and amortization expenses excluded from that recorded under cost of sales were $610,145, compared with $1,078,754 for the same period of 2009, a decrease of $468,609, or 43.4%, as a result of certain fixed assets of the Company having been fully depreciated.

INCOME FROM OPERATIONS

Income from operations was $29,603,445 for the six months ended June 30, 2010, compared with $18,752,788 for the six months ended June 30, 2009, an increase of $10,850,657, or 57.9%, as a result of an increase of $15,136,004, or 55.6%, in gross profit, an increase of $893,983, or 373.1%, in gain on other sales, and an increase of $5,179,330, or 59.6%, in operating expenses.

FINANCIAL EXPENSES

Financial expenses were $781,360 for the six months ended June 30, 2010, compared with $917,708 for the six months ended June 30, 2009, a decrease of $136,348, primarily due to a decrease in convertible note interest expense, and a decrease in convertible note discount amortization.

GAIN (LOSS) ON CHANGE IN FAIR VALUE OF DERIVATIVE

Gain on change in fair value of derivative was $243,292 for the six months ended June 30, 2010, compared with a loss of $2,538,283 for the same period of 2009, an increase of $2,781,575.

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

On June 30, 2010, the fair value of compound derivatives was $636,717, compared with $880,009 on December 31, 2009, a decrease of $243,292, mainly as a result of the recent capital market recovery. As the Company’s stock price rose dramatically, the probability of the Company’s stock price trading above $8.6 rose, and the Convertible notes holders would gain more income by conversion than the income from bond market or redemption of Convertible notes upon the occurrence of any triggering event as defined in the debt agreement. Thus, the probability of redemption decreased.

On June 30, 2009, the fair value of compound derivatives was $4,042,857, compared with $1,502,597 on December 31, 2008, a significant increase of $2,540,260, mainly as a result of the Company’s stock Weighted Average Price for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187, which is less than 45% of the Conversion Price in effect of the Issuance Date, as adjusted, the “ WAP Default”, and the Company received a mandatory redemption notice later, thus the risk of mandatory redemption rose to 100%.

INCOME BEFORE INCOME TAXES

Income before income taxes was $29,331,756 for the six months ended June 30, 2010, compared with $15,296,797 for the six months ended June 30, 2009, an increase of $14,034,959, or 91.8%, including an increase in income from operations of $10,850,657, an increased in other income of $266,379, a decrease in financial expenses of $136,348, and an increase in gain on change in fair value of derivative of $2,781,575.

INCOME TAXES

Income tax expense was $4,576,814 for the six months ended June 30, 2010, compared with $2,924,288 of income tax expense for the six months ended June 30, 2009, an increase of $1,652,526, mainly because of:

1. Increased income before income taxes resulting in increased income tax expenses of $1,626,485.

2. Increase in average income tax rate resulting in increased income tax expenses of $777,270.

3. A decrease in allowance for deferred income taxes assets leading to a decreased income tax expenses of $1,060,216.

4. Other adjustments leading to a decreased income tax expenses of $308,987.

NET INCOME

Net income was $24,754,942 for the six months ended June 30, 2010, compared with $12,372,509 for the six months ended June 30, 2009, an increase of $12,382,433, or 100.1%, including an increase in income before income taxes of $14,034,959, or 91.8%, and an increase in income tax expenses of $1,652,526, or 56.5%.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST

Net income attributable to noncontrolling interest was $5,877,705 for the six months ended June 30, 2010, compared with $4,037,348 for the six months ended June 30, 2009, an increase of $1,840,357, or 45.6%.

The Company owns different equity interest in nine Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these nine Sino-foreign joint ventures were consolidated in the Company’s financial statements as of June 30, 2010 and 2009. The Company records the non-controlling interest's share in the earnings of the respective Sino-foreign joint ventures for each period.

In 2010, non-controlling interest increased significantly compared with 2009, primarily due to the increase in Sino-foreign joint ventures’ net income.

NET INCOME ATTRIBUTABLE TO PARENT COMPANY

Net income attributable to parent company was $18,877,237 for the six months ended June 30, 2010, compared with a net income of $8,335,161 for the six months ended June 30, 2009, an increase of $10,542,076, or 126.5%, mainly due to the increase in the Company’ net income.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources and use of cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and notes and internally generated cash. As of June 30, 2010, the Company had cash and cash equivalents of $45,246,219, compared with $39,555,309 as of June 30, 2009, an increase of $5,690,910, or 14.4%.

The Company had working capital of $81,000,253 as of June 30, 2010, compared with $48,707,834 as of June 30, 2009, an increase of $32,292,419, or 66.3%.

Financing activities:

For the Company’s bank loans and banker’s acceptance bill facilities, the Company’s banks require the Company to sign documents to repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, it can extend such one year facilities for another year.

The Company had bank loans maturing in less than one year of $8,835,353 and bankers’ acceptances of $44,729,309 as of June 30, 2010.

The Company currently expects to be able to obtain similar bank loans and bankers’ acceptance bills in the future if it can provide adequate mortgage security following the termination of the above mentioned agreements (See the table in section (a) Bank loan). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptance bills will be devalued by approximately $7,552,179. If the Company wishes to obtain the same amount of bank loans and banker's acceptance bills, it will have to provide $7,552,179 additional mortgages as of the maturity date of such agreements (See the table in section (a) Bank loan). The Company still can obtain a reduced line of credit with a reduction of $3,643,419, which is 48.2% (the mortgage rates) of $7,552,179, if it cannot provide additional mortgages. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity.

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

(a)	Bank loans

As of June 30, 2010, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Due Date	Amount available	Amount Borrowed
Comprehensive credit facilities	Bank of China	Oct -10	$7,510,050	$2,208,838
Comprehensive credit facilities	China Construction Bank	Oct-10	8,835,353	4,315,083
Comprehensive credit facilities	Shanghai Pudong Development Bank	Oct-10	6,626,515	5,141,292
Comprehensive credit facilities	Jingzhou Commercial Bank	Oct-10	11,690,350	11,690,350
Comprehensive credit facilities	Industrial and Commercial Bank of China	Sep-10	11,780,471	2,529,995
Comprehensive credit facilities	Bank of Communications Co., Ltd	Sep-10	3,357,434	1,892,238
Comprehensive credit facilities	China Merchants Bank	Sep -10	2,945,118	357,832
Comprehensive credit facilities	China CITIC Bank	Jul -10	19,585,033	18,048,716
Comprehensive credit facilities	China Hua Xia Bank	Oct-10	7,362,794	5,770,958
Comprehensive credit facilities	China Everbright Bank	Mar-11	2,945,118	995,450
Comprehensive credit facilities	Guangdong Development Bank	Oct-10	613,910	613,910
Total			$83,252,146	$53,564,662

The Company may request banks to issue notes payable or bank loans within its credit line using a 364-day revolving line.

The Company refinanced its short-term debt during early 2010 at annual interest rates of 5.31%, and maturity terms of nine to twelve months. Pursuant to the refinancing arrangement, the Company pledged $39,173,644 of equipment, land use rights and buildings as security for its comprehensive credit facility with the Bank of China; pledged $13,584,444 of land use rights and buildings as security for its comprehensive credit facility with Shanghai Pudong Development Bank; pledged $13,404,998 of land use rights and equipment as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; pledged $11,492,572 of accounts receivable, land use rights and buildings as security for its comprehensive credit facility with Industrial and Commercial Bank of China; pledged $12,637,882 of accounts receivable, land use rights and buildings as security for its comprehensive credit facility with China Construction Bank; pledged $16,886,584 of land use rights, notes receivable and buildings as security for its comprehensive credit facility with China CITIC Bank; pledged $6,535,496 of land use rights and buildings as security for its comprehensive credit facility with Bank of Communications Co., Ltd,; and pledged $613,910 of notes receivable as security for its comprehensive credit facility with Guangdong Development Bank. The Company’s subsidiary, Henglong’s comprehensive credit facility with China Hua Xia Bank, was guaranteed by Jiulong, the Company’s other subsidiary. The Company’s subsidiary, Wuhu’s comprehensive credit facility with China Everbright Back, was guaranteed by Henglong, the Company’s other subsidiary. The Company’s subsidiary, Zhejiang’s comprehensive credit facility with China Merchants Bank, was guaranteed by Henglong, the Company’s other subsidiary.

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term bank loan	$8,835,353	$8,835,353	$-	$-	$-
Notes payable	44,729,309	44,729,309	-	-	-
Convertible notes payable	30,000,000	30,000,000	-	-	-
Other contractual purchase commitments, including information technology	18,016,095	14,348,674	3,667,421	-	-
Total	$101,580,757	$97,913,336	$3,667,421	$-	$-

Short-term bank loans:

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of June 30, 2010:

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of Payment	Amount Payable on Due Date
Bank of China	Working Capital	Nov 10, 09	1	5.31%	Pay monthly	Nov 10, 10	$2,208,838
China CITIC Bank	Working Capital	May 26, 10	1	5.31%	Pay monthly	May 26, 11	2,208,838
Industrial and Commercial Bank of China	Working Capital	May 14, 10	0.5	4.86%	Pay monthly	Nov 14, 10	1,472,559
China Construction Bank	Working Capital	Jun 17, 10	1	5.31%	Pay monthly	Jun 17, 11	2,945,118
Total							$8,835,353

The Company must use the loans for the purposes described in the table. If the Company fails, it will be charged a penalty interest at 100% of the specified loan rate. The Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged a compound interest at the specified rate. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of June 30, 2010, and will continue to comply with them.

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of June 30, 2010:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	Jul - 10	$8,039,877
Working Capital	3-6	Aug- 10	1,421,019
Working Capital	3-6	Sep - 10	7,848,292
Working Capital	3-6	Oct - 10	8,732,274
Working Capita	3-6	Nov - 10	10,778,247
Working Capital	3-6	Dec - 10	7,909,600
Total			$44,729,309

The Company must use the loan for the purposes described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment to the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of June 30, 2010, and will continue to comply with them.

The Company had approximately $17,796,095 of capital commitments as of June 30, 2010, arising from equipment purchases for expanding production capacity. The Company intends to disperse $14,238,674 in the remaining six months of 2010 using its working capital. Management believes that it will not have a material adverse effect on the Company’s liquidity.

Cash flows:

(a)	Operating activities

Net cash generated from operations during the six months ended June 30, 2010 was $13,824,285, compared with $15,763,414 for the same period of 2009, a decrease of $1,939,129.

Similar to the same period of 2009, the increased cash outflows from operating activities were primarily due to increases in accounts and notes receivable and inventories.

At June 30, 2010, the Company’s cash outflow caused by increase of accounts and notes receivable and increase of inventories were $5,000,000, $20,000,000, and 12,000,000 respectively, compared with December 31, 2009. Increase of accounts receivable was primarily due to sales increase during the six months ended June 30, 2010. The credit terms on sale of goods between customers and the Company generally range from 3 to 4 months, which resulted in increased accounts receivable as sales increased. Increase of notes receivable was mainly due to the Company having sufficient working capital, thus leading to a decrease of the discount of notes receivable during the period. Since the notes receivable were based on bank credit standing, they may turn into cash any time the Company elects. Therefore, the increase of notes receivable will not have a material adverse effect on the Company’s future operating activities. Increase of inventories was primarily due to an increase of reserved raw materials and inventories as the increase of sales. These are a normal capital circulation and the Company believes that it will not have a material adverse effect on future cash flows.

(b)	Investing activities

The Company expended net cash of $14,629,309 in investment activities during the six months ended June 30, 2010, compared with $6,259,142 during the same period of 2009, an increase of $8,370,167, mainly due to:

Similar to 2009, the Company invested cash for equipment purchases and building facility to expand production to meet market needs. Cash used for equipment purchases and building facility during the six months ended June 30, 2010 and 2009 were $14,134,717 and $6,341,035, respectively.

(c)	Financing activities

During the six months ended June 30, 2010, the Company provided net cash of $2,309,980 from financing activities, as compared to expending net cash of $7,076,945 in financing activities for the same period of 2009, an increase of $9,386,925 as a result of the following factors:

The Company increased bank loans of $3,685,215 during the six months ended June 30, 2010, compared to the six months ended June 30, 2009 where the Company increased bank loans of $1,465,006.

During the six months ended June 30, 2010, the Company distributed dividend of $1,744,982 to minority shareholders, and distributed $3,768,668 in the same period of 2009.

The Company repaid YA Global $5,000,000 for its convertible notes upon its request during the six months ended June 30, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2010 and 2009, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual payment obligations and commitments as of June 30, 2010:

	Payment Obligations by Period
	2010 (a)	2011	2012	2013	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$-	$-	$-	$220,000
Obligations for purchasing agreements	14,238,674	3,557,421	$-	$-	-	17,796,095
Total	$14,348,674	$3,667,421	$-	$-	$-	$18,016,095

(a)	Remaining 6 months in 2010.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

( a )	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

( b )	CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

As of June 30, 2010, approximately 17.9% of sales were to Xi’an BYD Electric Car Co., Ltd,; and approximately 11.3% were to Chery Automobile Corporation Limited, the Company’s two largest customers.

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

The Company’s management controls approximately 75.0 % of its outstanding common stock and may have conflicts of interest with its minority stockholders.

Members of the Company’s management beneficially own approximately 75.0% of the outstanding shares of its common stock. As a result, these majority stockholders have control over decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders, which could result in the approval of transactions that might not maximize stockholders’ value. Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to its management team and control the outcome of matters submitted to a vote of the holders of its common stock. The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders. The Company regularly engages in transactions with entities controlled by one of more of its officers and directors.

Covenants contained in the Securities Purchase Agreement and the Senior Convertible Notes may restrict the Company’s operating flexibility.

There is a limited public float of the Company’s common stock, which can result in its stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock or derivative securities.

There is a limited public float of the Company’s common stock. Of the Company’s outstanding common stock, approximately 25.0% is considered part of the public float. The term “public float” refers to shares freely and actively tradable on the NASDAQ GlobalMarket and not owned by officers, directors or affiliates, as such term is defined under the Securities Act. As a result of the limited public float and the limited trading volume on some days, the market price of the Company’s common stock can be volatile, and relatively small changes in the demand for or supply of the Company’s common stock can have a disproportionate effect on the market price for its common stock. This stock price volatility could prevent a securityholder seeking to sell the Company’s common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

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

ITEM 4 RESERVED

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: August 9, 2010	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: August 9, 2010	By:	/s/ Jie Li
Jie Li
Chief Financial Officer