Form 10-Q
period 2010-09-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2010-11-09
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September 30, 2010, the Company had 27,115,826 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2010	2009
Net product sales, including $1,717,483 and $1,384,458 to related parties for the three months ended September 30, 2010 and 2009	$76,102,844	$64,654,369
Cost of product sold, including $4,885,768 and $3,477,109 purchased from related parties for the three months ended September 30, 2010 and 2009	57,929,284	49,168,626
Gross profit	18,173,560	15,485,743
Add: Gain (loss) on other sales	(152,481)	284,234
Less: Operating expenses-
Selling expenses	2,095,321	2,180,864
General and administrative expenses	2,286,784	2,739,886
R&D expenses	1,247,881	531,383
Depreciation and amortization	219,720	663,408
Total Operating expenses	5,849,706	6,115,541
Income from operations	12,171,373	9,654,436
Add: Other income, net (note 21)	-	-
Financial income (expenses) net (note 22)	(271,422)	(401,121)
Gain on change in fair value of derivative (note 23)	509,705	3,129,794
Income before income taxes	12,409,656	12,383,109
Less: Income taxes (note 24)	1,866,157	1,789,836
Net income	$10,543,499	$10,593,273
Net income attributable to non-controlling interest	2,350,280	2,036,762
Net income attributable to parent company	$8,193,219	$8,556,511
Net income per common share attributable to parent company common shareholders–
Basic (note 25)	$0.30	$0.32
Diluted (note 25)	$0.26	$0.28
Weighted average number of common shares outstanding –
Basic	27,112,689	26,983,717
Diluted	31,564,305	31,412,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Net product sales, including $6,319,594 and $3,257,716 to related parties for the nine months ended September 30, 2010 and 2009	$245,416,671	$171,836,094
Cost of product sold, including $14,481,952 and $8,463,331 purchased from related parties for the nine months ended September 30, 2010 and 2009	184,897,834	129,141,078
Gross profit	60,518,837	42,695,016
Add: Gain on other sales	981,128	523,860
Less: Operating expenses-
Selling expenses	6,866,249	4,866,041
General and administrative expenses	7,737,989	6,787,918
R&D expenses	4,291,044	1,415,531
Depreciation and amortization	829,865	1,742,162
Total Operating expenses	19,725,147	14,811,652
Income from operations	41,774,818	28,407,224
Add: Other income, net (note 21)	266,379	-
Financial income (expenses) net (note 22)	(1,052,782)	(1,318,829)
Gain (loss) on change in fair value of derivative (note 23)	752,997	591,511
Income before income taxes	41,741,412	27,679,906
Less: Income taxes (note 24)	6,442,971	4,714,124
Net income	$35,298,441	$22,965,782
Net income attributable to non-controlling interest	8,227,985	6,074,110
Net income attributable to parent company	$27,070,456	$16,891,672
Net income per common share attributable to parent company common shareholders–
Basic (note 25)	$1.00	$0.63
Diluted (note 25)	$0.88	$0.58
Weighted average number of common shares outstanding –
Basic	27,078,180	26,983,402
Diluted	31,539,402	31,627,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2010	2009
Net income	$10,543,499	$10,593,273
Other comprehensive income:
Foreign currency translation gain (loss)	2,183,555	38,176
Comprehensive income	$12,727,054	$10,631,449
Comprehensive income attributable to non-controlling interest	2,751,145	2,047,034
Comprehensive income attributable to parent company	$9,975,909	$8,584,415
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

  China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Net income	$35,298,441	$22,965,782
Other comprehensive income:
Foreign currency translation gain	3,111,383	(164,153)
Comprehensive income	$38,409,824	$22,801,629
Comprehensive income attributable to non-controlling interest	8,780,511	6,093,502
Comprehensive income attributable to parent company	$29,629,313	$16,708,127
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$49,201,859	$43,480,176
Pledged cash deposits (note 3)	21,090,382	12,742,187
Accounts and notes receivable, net, including $2,573,240 and $1,441,939 from related parties at September 30, 2010 and December 31, 2009 (note 4)	181,845,502	154,863,292
Advance payments and other, including $1,409,460 and $0 to related parties at September 30, 2010 and December 31, 2009	3,150,827	2,413,556
Inventories (note 6)	40,867,074	27,415,697
Current deferred tax assets (note 9)	2,891,740	1,381,868
Total current assets	$299,047,384	$242,296,776
Long-term Assets:
Property, plant and equipment, net (note 7)	$66,977,567	$60,489,798
Intangible assets, net (note 8)	586,474	561,389
Other receivables, net, including $369,351 and $65,416 from related parties at September 30, 2010 and December 31, 2009 (note 5)	3,278,171	1,064,224
Advance payments for property, plant and equipment, including $7,444,795 and $2,579,319 to related parties at September 30, 2010 and December 31, 2009	17,636,239	6,369,043
Long-term investments	80,584	79,084
Non-current deferred tax assets (note 9)	1,278,198	2,172,643
Total assets	$388,884,617	$313,032,957
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans (note 10)	$8,953,754	$5,125,802
Accounts and notes payable, including $2,126,954 and $1,537,827 to related parties at September 30, 2010 and December 31, 2009 (note 11)	143,298,745	107,495,833
Convertible notes payable (note 12)	28,961,253	28,640,755
Compound derivative liabilities (note 13)	127,012	880,009
Customer deposits	1,908,479	1,918,835
Accrued payroll and related costs	3,165,578	3,040,705
Accrued expenses and other payables (note 14)	14,647,357	17,708,681
Accrued pension costs (note 15)	3,987,756	3,778,187
Taxes payable (note 16)	10,686,208	11,365,016
Amounts due to shareholders/directors (note 17)	103,215	-
Total current liabilities	$215,839,357	$179,953,823
Long-term liabilities:
Other long-term liabilities (note 18)	4,377,538	233,941
Total liabilities	$220,216,895	$180,187,764
Significant concentrations (note 26)
Related party transactions (note 27 )
Commitments and contingencies (note 28 )
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares Issued and Outstanding – None	$-	$–
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued and Outstanding 27,115,826 and 27,046,244 shares at September 30, 2010 and December 31, 2009 (note 19)	2,711	2,704
Additional paid-in capital (note 19)	28,216,671	27,515,064
Retained earnings-
Appropriated	8,767,797	8,324,533
Unappropriated	85,269,215	58,642,023
Accumulated other comprehensive income	13,746,601	11,187,744
Total parent company stockholders' equity	136,002,995	105,672,068
Non-controlling interests (note 20)	32,664,727	27,173,125
Total stockholders' equity	$168,667,722	$132,845,193
Total liabilities and stockholders' equity	$388,884,617	$313,032,957
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
 Period Ended September 30, 2010 (unaudited) and December 31, 2009

					Accumulated	Total parent
		Additional			Other	company		Total
	Common	Paid-in	Retained Earnings		Comprehensive	stockholders '	Non-controlling	shareholders'
	Stock	Capital	Appropriated	Unappropriated	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2009	$2,698	$26,648,154	$7,525,777	$36,026,516	$11,127,505	$81,330,650	$23,222,566	$104,553,216
Foreign currency translation gain	$–	–	–	–	60,239	60,239	22,365	82,604
Shares issued for stock options exercised	$6	420,234	–	–	–	420,240	–	420,240
Share-based compensation	$-	446,676	–	–	–	446,676	–	446,676
Appropriation of retained earnings	$-	-	798,756	(798,756)	–	–	(3,944,619)	(3,944,619)
Net income for the year ended December 31, 2009	$–	–	–	23,414,263	–	23,414,263	7,872,813	31,287,076
Balance at December 31, 2009	$2,704	$27,515,064	$8,324,533	$58,642,023	$11,187,744	$105,672,068	$27,173,125	$132,845,193
Foreign currency translation gain	–	–	–	–	2,558,857	2,558,857	552,526	3,111,383
Shares issued for stock options exercised	7	278,893	–	–	–	278,900	–	278,900
Share-based compensation	-	422,714	–	–	–	422,714	–	422,714
Appropriation of retained earnings	–	–	443,264	(443,264)	–	–	(3,288,909)	(3,288,909)
Net income for the period ended September 30, 2010	–	–	–	27,070,456	–	27,070,456	8,227,985	35,298,441
Balance at September 30, 2010	$2,711	$28,216,671	$8,767,797	$85,269,215	$13,746,601	$136,002,995	$32,664,727	$168,667,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$35,298,441	$22,965,782
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Stock-based compensation	422,714	321,663
Depreciation and amortization	6,955,969	5,940,068
Allowance for doubtful accounts (Recovered)	(1,127,767)	(1,484,680)
Deferred income taxes assets	(540,385)	(531,244)
Amortization for discount of convertible note payable	320,498	612,635
(Gain) loss on change in fair value of derivative	(752,997)	(591,511)
Other operating adjustments	324,963	(226,916)
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	(8,012,615)	(2,505,479)
Accounts and notes receivable	(22,430,886)	(33,727,451)
Advance payments and other	(678,156)	(593,563)
Inventories	(12,728,686)	(2,794,500)
Accounts and notes payable	33,298,924	30,025,373
Customer deposits	(34,138)	316,133
Accrued payroll and related costs	67,681	346,723
Accrued expenses and other payables	(174,491)	2,685,922
Accrued pension costs	137,283	53,613
Taxes payable	(891,031)	3,528,700
Advances payable	149,229	(317)
Net cash provided by operating activities	$29,604,550	$24,340,951
Cash flows from investing activities:
(Increase) decrease in other receivables	(2,221,935)	125,815
Cash received from equipment sales	396,489	678,132
Cash paid to acquire property, plant and equipment	(24,005,602)	(8,814,876)
Cash paid to acquire intangible assets	(60,586)	(321,671)
Net cash (used in) investing activities	$(25,891,634)	$(8,332,600)
Cash flows from financing activities:
Proceeds from bank loans	3,685,215	2,197,177
Dividends paid to the non-controlling interest holders of Joint-venture companies	(2,871,603)	(4,176,583)
Repayment of convertible note payable	-	(5,000,000)
Shares issued for stock options exercised	278,900	8,790
Increase (decrease) in amounts due to shareholders/directors	97,406	(287,854)
Net cash provided by (used in) financing activities	$1,189,918	$(7,258,470)
Cash and cash equivalents affected by foreign currency	$818,849	$31,219
Net increase in cash and cash equivalents	5,721,683	8,781,100
Cash and cash equivalents at beginning of period	43,480,176	37,113,375
Cash and cash equivalents at end of period	$49,201,859	$45,894,475
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
	Nine Months Ended September 30,
	2010	2009
Cash paid for interest	$1,146,971	$1,217,604
Cash paid for income taxes	$5,362,363	$3,113,660
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
 Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months and Nine Months Ended September 30, 2010 and 2009

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

 The Company owns the following aggregate net interests in nine Sino-foreign joint ventures organized in the PRC as of September 30, 2010 and 2009.

	Percentage Interest
Name of Entity	September 30, 2010	September 30, 2009
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center”	80.00%	-%

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

USAI was established in 2005 and mainly engages in production and sales of sensor modules.

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

On January 24, 2010, Genesis entered into a joint venture contract with Beijing Hainachuan Auto Parts Co., Ltd., to establish a joint venture company, Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong”, to design, develop and manufacture both hydraulic and electric power steering systems and parts. On October 19, 2010, both parties agreed to change the Joint venture company’s investor into Hengsheng from Genesis, and left the other terms of the joint venture contract unchanged. Under PRC laws, the establishment of Beijing Henglong and the effectiveness of the equity joint venture contract are subject to approval by Administration For Industry and Commerce in Beijing.

2. Basis of Presentation and Significant Accounting Policies

(a) Basis of Presentation

Basis of Presentation - For the three months and nine months ended September 30, 2010 and 2009, the accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The subsidiaries include nine Sino-foreign Joint-ventures mentioned in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the three months and nine months ended September 30, 2010 and 2009 respectively.

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

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

(b) Significant Accounting Policies

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

 In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 456,350 stock options under this plan, and there remain 1,743,650 stock options issuable in the future. As of September 30, 2010, the Company had 296,768 stock options outstanding.

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

Non-controlling Interests in Consolidated Financial Statements - In December 2007, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly Statement of Financial Accounting Standards (“SFAS”) 160). The guidance clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of stockholders’ equity. This guidance was effective for the Company’s fiscal year beginning January 1, 2009. The Company has adopted this guidance in its consolidated financial statements for the period ended September 30, 2010.

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

(c) Recent Accounting Pronouncements

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

In April 2010, the FASB issued Accounting Standards Update (ASU) No.2010-17, Revenue Recognition — Milestone Method (ASU 2010-17). ASU 2010-17 provides guidance in applying the milestone method of revenue recognition to research or development arrangement. Under this guidance a company may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010, which for the Company is no later than January 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. The effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 amends existing disclosure guidance to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. ASU 2010-20 is effective for fiscal and interim periods ending after December 15, 2010. The Company will review the requirements under the standard to determine what impacts, if any, the adoption of the standard would have on our consolidated financial statement.

3. Pledged cash deposits

Pledged as guarantee for its notes payable, the Company regularly pays some of its suppliers by bank notes. The Company has to deposit a cash deposit, equivalent to 30% - 40% of the face value of the relevant bank note, at a bank in order to obtain the bank note.

4. Accounts and notes receivable

The Company’s accounts receivable at September 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Accounts receivable	$106,900,633	$104,120,926
Notes receivable	79,060,458	56,062,744
	185,961,091	160,183,670
Less: allowance for doubtful accounts	(4,115,589)	(5,320,378)
Balance at the end of the period	$181,845,502	$154,863,292

Notes receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The activity in the Company’s allowance for doubtful accounts during the nine months ended September 30, 2010 (unaudited) and the year ended December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Balance at beginning of period	$5,320,378	$4,910,478
Amounts provided (recovered) during the period	(1,182,987)	406,228
Foreign currency translation gain (loss)	(21,802)	3,672
Balance at the end of the period	$4,115,589	$5,320,378

5. Other receivables

The Company’s other receivables at September 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Other receivables	$3,980,336	$1,804,334
Less: allowance for doubtful accounts	(702,165)	(740,110)
Balance at the end of the period	$3,278,171	$1,064,224

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.

The activity in the Company’s allowance for doubtful accounts of other receivable during the nine months ended September 30, 2010 (unaudited) and the year ended December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Balance at beginning of the period	$740,110	$659,837
Amounts provided during the period	38,930	79,618
Foreign currency translation gain (loss)	(76,875)	655
Balance at the end of the period	$702,165	$740,110

6. Inventories

The Company’s inventories at September 30, 2010 (Unaudited) and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Raw materials	$15,644,318	$10,683,448
Work in process	8,069,044	6,824,137
Finished goods	19,492,647	12,017,195
	43,206,009	29,524,780
Less: provision for loss	(2,338,935)	(2,109,083)
Balance at the end of the period	$40,867,074	$27,415,697

7. Property, plant and equipment

The Company’s property, plant and equipment at September 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Land use rights and buildings	$35,897,061	$33,100,702
Machinery and equipment	72,494,384	62,982,885
Electronic equipment	5,427,275	5,054,502
Motor vehicles	2,893,263	2,634,696
Construction in progress	2,756,020	1,939,256
	119,468,003	105,712,041
Less: Accumulated depreciation	(52,490,436)	(45,222,243)
Balance at the end of the period	$66,977,567	$60,489,798

Depreciation charge for the nine months ended September 30, 2010 and the year ended December 31, 2009 are $6,910,835 and $8,429,863, respectively.

8. Intangible assets

The activities in the Company’s intangible asset account at September 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Costs:
Patent technology	$1,410,288	$1,384,037
Management software license	310,604	438,359
	1,720,892	1,822,396
Less: Amortization	(1,134,418)	(1,261,007)
Balance at the end of the period	$586,474	$561,389

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

The components of estimated deferred income tax assets at September 30, 2010 (unaudited) and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
Losses carry-forward (U.S.)	$4,267,310	$3,855,426
Losses carry-forward (PRC)	349,587	421,629
Product warranties and other reserves	2,729,429	2,313,728
Property, plant and equipment	3,002,335	2,818,497
Bonus accrual	174,224	306,030
Other	586,577	395,649
	11,109,462	10,110,959
Valuation allowance *	(6,939,524)	(6,556,448)
Total deferred tax assets**	$4,169,938	$3,554,511

*As of September 30, 2010, valuation allowance was $6,939,524, including $4,267,310 allowance for the Company’s deferred tax assets in the U.S. and $2,672,214 allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the U.S., the management believes that the deferred tax assets in the U.S. are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

** Approximately $1,278,198 and $2,172,643 of deferred income tax asset as of September 30, 2010 and December 31, 2009, respectively, are included in non-current deferred tax assets in the accompanying consolidated balance sheets. The remaining $2,891,740 and $1,381,868 of deferred income tax asset as of September 30, 2010 and December 31, 2009, respectively, are included in the current deferred tax assets.

10. Bank loans

At September 30, 2010, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $8,953,754, with weighted average interest rate at 5.31% per annum. These loans are secured with some of the property and equipment of the Company, and are repayable within one year.

At December 31, 2009, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $5,125,802, with weighted average interest rate at 5.68% per annum. These loans are secured with some of the property and equipment of the Company and are repayable within one year.

11. Accounts and notes payable

The Company’s accounts and notes payable at September 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Accounts payable	$86,139,428	$69,454,231
Notes payable	57,159,317	38,041,602
Balance at the end of the period	$143,298,745	$107,495,833

Notes payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits, notes receivable and certain property plant and machinery to secure trade financing granted by banks.

12. Convertible notes payable

The Company’s Convertible Notes payable at September 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Convertible Notes payable, face value	$30,000,000	$30,000,000
Less: discount of Convertible Notes payable	(1,038,747)	(1,359,245)
Balance at the end of the period	$28,961,253	$28,640,755

The Company’s discount of Convertible Notes payable at September 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Balance at beginning of year	$1,359,245	$2,077,923
Less: amortization during the period	(320,498)	(718,678)
Balance at the end of the period	$1,038,747	$1,359,245

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

On each six month anniversary of the issuance date beginning August 15, 2008, the conversion price will be adjusted downward to the Reset Reference Price, as defined below, if the weighted average price for the twenty (20) consecutive trading days immediately prior to the applicable six month anniversary, the “Reset Reference Price”, is less than 95% of the conversion price in effect as of such applicable six month anniversary date. The foregoing notwithstanding, the conversion price will not be reduced via such reset provision to less than $7.0822. The conversion price is also subject to weighted-average antidilution adjustments, but in no event will the conversion price be reduced to less than $6.7417. If and whenever on or after the issuance date, the Company issues or sells its shares of Common Stock or other convertible securities, except for certain defined exempt issuances, for a consideration per share less than a price equal to the conversion price in effect on the issuance date immediately prior to such issue or sale, the original conversion price then in effect shall be adjusted by a weighted-average antidilution formula, but in no event to a new conversion price less than $6.7417.

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

Upon the occurrence of an event of default with respect to the Convertible Notes, the Convertible Note holders may require the Company to redeem all or any portion of the Convertible Notes. Each portion of the Convertible Notes subject to redemption by the Company will be redeemed by the Company at a price equal to the sum of (i) the conversion amount to be redeemed and (ii) the Other Make Whole Amount. The “Other Make Whole Amount” will mean a premium to the conversion amount such that the total amount received by the Convertible Note holder upon redemption represents a gross yield to the Convertible Note holders on the original principal amount as of the redemption date equal to thirteen percent (13%), with interest computed on the basis of actual number of days elapsed over a 360-day year. The events of default include the Company’s failure to cure a conversion failure by delivery of the required number of shares of Common Stock, the Company’s failure to pay to the Convertible Note holder any amount of principal, interest, late charges or other amounts when and as due under the Convertible Notes and other events as defined in the Convertible Note agreements.

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

On the date of inception, allocation of basis in the financing arrangement to the warrants and derivative liability has resulted in an original issue discount to the face value of the convertible notes in the amount of $2,502,588, which amount is subject to amortization over the Convertible Note’s term using the effective method. As of September 30, 2010, the accumulated amortization expense balance recorded by the Company was $1,463,841, remaining $1,038,747 will be amortized over the remaining life of the instrument.

13. Compound derivative liabilities

The Company has evaluated the convertible notes for terms and conditions that are not clearly and closely associated with the risks of the debt-type host instrument (see Note 12). Generally, such features require separation from the host contract and treatment as derivative financial instruments. Certain features, such as the conversion option, were found to be exempt, as they satisfied the conditions for equity classification in ASC Topic 815, formerly paragraph 11(a) of SFAS 133, for instruments (1) indexed with the Company’s own stock, and (2) classified as equity in financial position statement. Other features, such as puts and redemption features were found to require bifurcation and recognition as derivative liabilities based on the provision of ASC Topic 815, formerly paragraph 12 of SFAS 133. These derivative liabilities are recognized both at inception and the end of each reporting period at fair value, using forward cash-flow valuation techniques, until such liabilities arrangements are eventually settled, converted or paid. As of December 31, 2008, September 30, 2009, December 31, 2009, and September 30, 2010, the compound derivative value amounted to $1,502,596, $913,063, $880,009 and $127,011. The income from adjustment of fair value of compound derivative has been recorded in the income statement as gain or loss on change in fair value of derivative. (See note 12 and 23)

The fair value of compound derivative liabilities at inception and the end of each reporting period was calculated based on the following assumptions:

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

 (2) Probability of certain default event occurred: Compound derivatives are bifurcated pursuant to SFAS 133.12. The fair value of compound derivatives is predicated on a probability assessment of the likelihood of a triggering event and the incremental value embodied in the hybrid instrument (See Note 12 regarding the assessment of compound derivatives. For example: mandatory redemption requires the gross yield arrived at 13% and annual redemption requires the gross yield arrived at 11%). The Company has assessed the probability of the likelihood of a triggering event at inception and completion of each reporting period:

As of September 30, 2009 and December 31, 2008:

	December 31, 2008	September 30, 2009	Comments

Default put :	0.00%	0.00%
Service default	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Bankruptcy/liquidation	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Material judgments	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Suspension of listing*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Non-registration events:	0.50%	0.50%
Filing*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Effectiveness*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Continuous Effectiveness*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Share non-delivery	0.50%	0.50%	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Mandatory redemption put:	15.0%	1.50%
Maintenance of share price at a certain level**	15.0%	1.50%
This is not within the Company’s control. This put is only available subsequent to February 15, 2009 and only if the stock price is <45% of the conversion price for 20 trading days. On December 31, 2008, the stock price has maintained a value barely above 45% of the adjusted conversion price, so the risk of mandatory redemption was high. On September 30, 2009, the stock price was 31.2% above the adjusted conversion price ($7.0822). Moreover the Company received a revocation of such mandatory redemption notice, so the risk of mandatory redemption was low.

Suspension of listing and non-registration events*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Annual Redemption Rights:	30.0%	7.06%
Allows for redemption rights on specific dates**	30.0%	7.06%
This is not within the Company’s control. On December 31, 2008, the stock prices were below the adjusted conversion price, so the risk of annual redemption was high. On September 30, 2009, the stock price was 31.2% above the adjusted conversion price ($7.0822), so the risk of annual redemption was low.

Allows for redemption if < 10% of note is outstanding	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Henglong Make Whole Amount and Redemption Right	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Change in Control Put:	0.50%	0.50%
Change in control**	0.50%	0.50%	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.

As of September 30, 2010 and December 31, 2009:

	December 31, 2009	September 30, 2010	Comments

Default put:	0.00%	0.00%
Service default	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Bankruptcy/liquidation	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Material judgments	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Suspension of listing*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Non-registration events:	0.50%	0.50%
Filing*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Effectiveness*	Low	Low	Please see Financial Statements Notes 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Continuous Effectiveness*	Low	Low	Please see Financial Statements Notes 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Share non-delivery	0.50%	0.50%	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Mandatory redemption put:	1.50%	1.50%
Maintenance of share price at a certain level**	1.50%	1.50%
This is not within the Company’s control. This put is only available subsequent to February 15, 2009 and only if the stock price is <45% of the conversion price for 20 trading days. On December 31, 2009 and September 30, 2010, the stock price was 164% and 116% above the adjusted conversion price ($7.0822). Moreover the Company received a revocation of such mandatory redemption notice, so the risk of mandatory redemption was low.

Suspension of listing and non-registration events*	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Annual Redemption Rights:	11.7%	0.18%
Allows for redemption rights on specific dates**	11.7%	0.18%	This is not within the Company’s control. On December 31, 2009 and September 30, 2010, the stock price was 164% and 116% above the adjusted conversion price, so the risk of annual redemption was low.
Allows for redemption if < 10% of note is outstanding	Low	Low	Please see Financial Statements Note 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC.
Henglong Make Whole Amount and Redemption Right	Low	Low	Please see the Financial Statements Notes 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with SEC.
Change in Control Put:	0.50%	0.50%
Change in control**	0.50%	0.50%	Please see Financial Statements Notes 14 incorporated in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC

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

As of September 30, 2010, the fair value of compound derivative liabilities of $127,012 decreased by $752,997 as compared to $880,009 on December 31, 2009, mainly as a result of the recent market recovery.  As the Company’s stock price rose dramatically, the probability of the Company’s stock price trading above $8.6 rose, accordingly, the probability of redemption declined.

As of September 30, 2009, the fair value of compound derivative liabilities of $913,063 decreased by $589,534 as compared to  $1,502,597 on December 31, 2008, mainly as a result of the recent market recovery, the Company’s stock price rose dramatically. On September 30, 2009, the Company’s stock price was 31.2% over the adjusted conversion price ($7.0822). So the risk of annual redemption was low. Moreover the Company received a revocation of such mandatory redemption notice, so the risk of mandatory redemption was significantly low.

14. Accrued expenses and other payables

The Company’s accrued expenses and other payables at September 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Accrued expenses	$3,341,798	$4,160,433
Other payables	1,948,800	2,694,447
Warranty reserves*	7,110,260	9,092,462
Dividend payable to non-controlling interest shareholders of Joint-ventures	2,246,499	1,761,339
Balance at the end of the period	$14,647,357	$17,708,681

*The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the nine months ended September 30, 2010 (unaudited) and the year ended December 31, 2009, the warranties activities were as follows:

	September 30, 2010	December 31, 2009
Balance at the beginning of period	$9,092,462	$6,335,613
Additions during the period	7,254,858	10,192,749
Settlement within period, by cash or actual material	(5,459,215)	(7,442,984)
Foreign currency translation gain (loss)	212,085	7,084
Balance at end of period	$11,100,190	$9,092,462

** As of September 30, 2010 and December 31, 2009, there are approximately $11,100,190 and $9,092,462 of warranty reserves, respectively, of which $7,110,260 and $9,092,462 are included in accrued expenses and other payables in the accompanying consolidated balance sheets. The remaining $3,989,930 and $0 of warranty reserves are included in the other long-term liabilities.

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

The activities in the Company’s pension account during the nine months ended September 30, 2010 (unaudited) and the year ended December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Balance at beginning of the period	$3,778,187	$3,806,519
Amounts provided during the period	3,609,234	3,738,373
Settlement during the period	(3,471,951)	(3,770,220)
Foreign currency translation loss	72,286	3,515
Balance at end of period	$3,987,756	$3,778,187

16. Taxes payable

The Company’s taxes payable at September 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Value-added tax payable	$6,947,053	$9,290,149
Income tax payable	3,512,893	1,733,942
Other tax payable	226,262	340,925
Balance at end of the period	$10,686,208	$11,365,016

17. Amounts due to shareholders/ directors

The activities in the amounts due to shareholders/directors at September 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Balance at the beginning of period	$-	$337,370
Increase (decrease) during the period	97,406	(337,915)
Foreign currency translation loss	5,809	545
Balance at end of period	$103,215	$-

The amounts due to shareholders/directors were unsecured, interest-free and repayable on demand.

18. Other long-term liabilities

The Company’s other long-term liabilities at September 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Advances payable*	$387,608	$233,941
Warranty reserves	3,989,930	-
Balance at end of the period	$4,377,538	$233,941

*The amounts mainly represent advances made by the Chinese government to the Company as subsidy on interest on loans related to production facilities expansion.

The balances are unsecured, interest-free and will be repayable to the Chinese government if the usage of such advance does not continue to qualify for the subsidy (see notes 21).

19. Share Capital and Additional paid-in capital

The activities in the Company’s share capital and additional paid-in capital account during the nine months ended September 30, 2010 (unaudited) and the year ended December 31, 2009 are summarized as follows:

	Share Capital
	Shares	Par Value	Additional paid-in capital
Balance at January 1, 2009	26,983,244	$2,698	$26,648,154
Shares issued for stock options exercised	63,000	6	420,234
Share-based compensation*	-	-	446,676
Balance at December 31, 2009	27,046,244	$2,704	$27,515,064
Shares issued for stock options exercised	69,582	7	278,893
Share-based compensation*	-	-	422,714
Balance at September 30, 2010 (unaudited)	27,115,826	$2,711	$28,216,671

* The stock options granted during 2009 and 2010 were exercisable immediately, the fair value on the grant date using the Black-Scholes option pricing model were $196,650 and $345,375, of which $196,650 and $172,688 have been recorded as compensation costs in 2009 and 2010. The remaining of $172,687 will be recognized in the remaining months of 2010.

The stock options granted during 2008 were partially exercisable immediately, and partially exercisable pro rata during the grant term. The stock options' fair value on the grant date using the Black-Scholes option pricing model was $845,478, of which $345,426, $250,026 and $250,026 have been recorded as compensation costs in 2008, 2009 and 2010.

20. Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity at September 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Balance at beginning of the period	$27,173,125	$23,222,566
Add: Additions during the period –
Income attributable to non-controlling interests	8,227,985	7,872,813
Less: Decreases during the period
Dividends declared to the non-controlling interest holders of Joint-venture companies	(3,288,910)	(3,944,619)
Foreign currency translation loss	552,527	22,365
Balance at end of period	$32,664,727	$27,173,125

21. Other Income

During the three months and nine months ended September 30, 2010 (unaudited), the other income was $0 and $266,379, mainly from Government subsidies. During the three months and nine months ended September 30, 2009 (unaudited), there was no such income.

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

22. Financial (income) expenses

During the three months and nine months ended September 30, 2010 and 2009 (unaudited), the Company recorded financial expenses which are summarized as follows:

	Three Months Ended September 30,
	2010	2009
Interest expenses, net	$331,910	$272,321
Foreign exchange (gain) loss, net	(157,538)	(20,539)
(Income) loss of note discount, net	(52,185)	18,025
Amortization for discount of convertible note payable	107,229	105,650
Bank charges	42,006	25,664
Total	$271,422	$401,121

During the nine months ended September 30, 2010 and 2009 (unaudited), the Company recorded financial expenses which are summarized as follows:

	Nine Months Ended September 30,
	2010	2009
Interest expenses, net	$785,063	$789,739
Foreign exchange (gain) loss, net	(90,146)	(263,455)
(Income) loss of note discount, net	(65,261)	112,680
Amortization for discount of convertible note payable	320,498	612,635
Bank charges	102,628	67,230
Total	$1,052,782	$1,318,829

23. Gain on change in fair value of derivative

During the three months ended September 30, 2010 (unaudited) and 2009, the Company recorded gain (loss) on change in fair value of derivatives, which is summarized as follows:

	Three Months Ended September 30,
	2010	2009
Income from adjustment of fair value of compound derivative liabilities	509,705	3,129,794
Total	$509,705	$3,129,794

During the nine months ended September 30, 2010 (unaudited) and 2009, the Company recorded gain (loss) on change in fair value of derivatives, which is summarized as follows:

	Nine Months Ended September 30,
	2010	2009
Income from adjustment of fair value of liabilities in connection with warrants	$-	$1,977
Income from adjustment of fair value of compound derivative liabilities	752,997	589,534
Total	$752,997	$591,511

24. Income taxes

The Company’s subsidiaries registered in the PRC, whose enterprise income tax exemption has ceased, are subject to state and local income taxes within the PRC at the applicable tax rate of 25% on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign invested enterprise. The Company’s PRC subsidiaries, which are awarded the title of Advanced Technology Enterprise, are subject to enterprise income tax at a rate of 15%.

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

There is no assessable profit for USAI and Testing Center in 2009 and 2010. Based on PRC income tax laws, USAI and Testing Center have an enterprise income tax exemption in 2009, and are subject to income tax at a rate of 15% and 25% for the next three years thereafter, from 2010 to 2012, and a 25% enterprise national income tax for the years commencing from January 1, 2013.

No provision for Hong Kong tax is made as Genesis is an investment holding company, and has no assessable income in Hong Kong for the nine months ended September 30, 2010 and 2009. The enterprise income tax of Hong Kong is 16.5%.

No provision for US tax is made as the Company has no assessable income in the US for the nine months ended September 30, 2010 and 2009. The enterprise income tax of US is 35%.

25. Income per share

Basic income per share attributable to parent company common shareholders is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated based on the treasury stock method, assuming the issuance of common shares, if dilutive, resulting from the exercise of warrants. The dilution of convertible securities is reflected in diluted earnings per share by application of the “if converted” method.

The calculations of income per share attributable to parent company common shareholders were:

	Three Months Ended September 30,
	2010	2009
Numerator:
Net income attributable to parent company	$8,193,219	$8,556,511
Add: interest expenses of convertible notes payable, net of tax	195,000	262,500
Add: Amortization for discount of convertible notes payable, net of tax	69,441	105,650
	$8,457,660	$8,924,661
Denominator:
Weighted average shares outstanding	27,112,689	26,983,717
Effect of dilutive securities	4,451,616	4,428,768
	31,564,305	31,412,485
Net income per common share attributable to Parent company common shareholders – basic	$0.30	$0.32
Net income per common share attributable to Parent company common shareholders – diluted*	$0.26	$0.28

	Nine Months Ended September 30,
	2010	2009
Numerator:
Net income attributable to Parent company	$27,070,456	$16,891,672
Add: interest expenses of convertible notes payable, net of tax	572,813	809,375
Add: Amortization for discount of convertible notes payable, net of tax	208,066	612,635
	$27,851,335	$18,313,682
Denominator:
Weighted average shares outstanding	27,078,180	26,983,402
Effect of dilutive securities	4,461,222	4,644,294
	31,539,402	31,627,696
Net income per common share attributable to Parent company common shareholders – basic	$1.00	$0.63
Net income per common share attributable to Parent company common shareholders – diluted*	$0.88	$0.58

* During the three months ended September 30, 2010 (unaudited), all the options outstanding have been included in the computation of diluted income per share, except the 22,500 options issued on July 7, 2010. The shares issuable upon conversion of Convertible Notes have been included in the computation.

* During the nine months ended September 30, 2010 (unaudited), all the options outstanding have been included in the computation of diluted income per share. The shares issuable upon conversion of Convertible Notes have been included in the computation.

* During the three months and nine months ended September 30, 2009, the options and warrants outstanding have not been included in the computation of diluted income per share, except the 22,500 options issued on June 2005, 22,500 options issued on October 2007, 22,500 options issued on June 2008, and 294,350 options issued in December 2008, because such inclusion would have had an anti-dilutive effect. The shares issuable upon conversion of Convertible Notes have been included in the computation.

* During the nine months ended September 30, 2009, the options and warrants outstanding have not been included in the computation of diluted income per share, except the 294,350 options issued on December 10, 2008, because such inclusion would have had an anti-dilutive effect. The shares issuable upon conversion of Convertible Notes have been included in the computation.

26. Significant concentrations

The Company grants credit to its customers, generally on an open account basis. The Company’s customers are all located in the PRC.

During the nine months ended September 30, 2010 (unaudited), the Company’s ten largest customers accounted for 76.3% of its consolidated net sales, with each of two customers individually accounting for more than 10% of consolidated net sales, i.e. 15.3%, and 11.7% individually, or an aggregate of 27.0%. At September 30, 2010, approximately 16.2% of accounts receivable were from trade transactions with the aforementioned two customers.

During the nine months ended September 30, 2009 (unaudited), the Company’s ten largest customers accounted for 79.4% of its consolidated net sales, with each of five customers individually accounting for more than 10% of consolidated net sales, i.e. 14.1%, 12.3%, 11.2%, and 10.6% individually, or an aggregate of 48.2%. At September 30, 2009, approximately 34.1% of accounts receivable were from trade transactions with the aforementioned four customers.

27. Related party transactions and balances

Related party transactions with companies with common directors are as follows:

Related sales (unaudited):

	Three Months Ended September 30,
	2010	2009
Merchandise Sold to Related Parties	$1,717,483	$1,384,458

	Nine Months Ended September 30,
	2010	2009
Merchandise Sold to Related Parties	$6,319,594	$3,257,716

Related purchases (unaudited):

	Three Months Ended September 30 ,
	2010	2009
Materials Purchased from Related Parties	$4,885,768	$3,477,109
Technology Purchased from Related Parties	119,383	102,504
Equipment Purchased from Related Parties	406,894	841,924
Total	$5,412,045	$4,421,537

	Nine Months Ended September 30 ,
	2010	2009
Materials Purchased from Related Parties	$14,481,952	$8,463,331
Technology Purchased from Related Parties	295,861	175,690
Equipment Purchased from Related Parties	1,741,842	2,345,650
Total	$16,519,655	$10,984,671

Related receivables (September 30, 2010, unaudited):

	September 30, 2010	December 31, 2009
Accounts receivable	$2,573,240	$1,441,939
Other receivables	369,351	65,416
Total	$2,942,591	$1,507,355

Related advances (September 30, 2010, unaudited):

	September 30, 2010	December 31, 2009
Advanced Equipment Payment to Related Parties	$7,444,795	$2,579,319
Advanced Expenses and Others to Related Parties	1,409,460	-
Total	$8,854,255	$2,579,319

Related payables (September 30, 2010 unaudited)

	September 30, 2010	December 31, 2009
Accounts payable	$2,126,954	$1,537,827

These transactions were consummated under similar terms as those with the Company's customers and suppliers.

As of November 9, 2010, the date the Company issued this financial statement, Hanlin Chen, Chairman, owns 55.49% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

 The following table summarizes the Company’s major contractual payment obligations and commitments as of September 30, 2010 (unaudited):

	Payment Obligations by Period
	2010 (a)	2011	2012	2013	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$-	$-	$-	$220,000
Obligations for purchasing agreements	11,730,965	5,374,543	$88,354	$-	-	17,193,862
Total	$11,840,965	$5,484,543	$88,354	$-	$-	$17,413,862

(a)   Remaining 3 months in 2010

29. Off-balance sheet arrangements

The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

During the nine months ended September 30, 2010 and 2009 (unaudited), the Company had nine product sectors, five of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering (Henglong), power steering (Jiulong), power steering (Shenyang), power pumps (Zhejiang), and power steering (Wuhu). The other four sectors which were established in 2005, 2006 and 2007 respectively, engaged in the production and sales of sensor modules (USAI), electronic power steering (Jielong), power steering (Hengsheng), and provider of after sales and R&D services (HLUSA). Since the revenues, net income and net assets of these four sectors are less than 10% of its segment in the consolidated financial statements, the Company incorporated these four sectors into “other sectors”.

The Company’s product sectors information is as follows:

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other *	Total

For the Three Months Ended September 30, 2010 (unaudited):
Revenue
Net product sales – external	$32,438,683	$19,627,536	$8,243,405	$5,209,763	$8,709,931	$1,873,526	$-	$76,102,844
Net product sales – internal	3,867,397	644,897	874,497	298,653	-	10,535,962	(16,221,406)	-
Gain on other sales	(33,676)	(144,213)	52,562	17,233	$47,662	$(92,753)	$704	$(152,481)
Total revenue	$36,272,404	$20,128,220	$9,170,464	$5,525,649	$8,757,593	$12,316,735	$(16,220,702)	$75,950,363
Net income	$5,551,699	$1,322,547	$1,383,920	$1,044,941	679,989	424,793	135,610	10,543,499
Net income attributable to non-controlling interests	1,110,602	251,337	415,226	512,082	154,167	123,291	(216,425)	2,350,280
Net income attributable to Parent company	$4,441,097	$1,071,210	$968,694	$532,859	$525,822	$301,502	$352,035	$8,193,219

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other *	Total

For the Three Months Ended September 30, 2009 (unaudited):
Revenue
Net product sales – external	$29,368,493	$14,640,383	$8,190,846	$6,162,061	$6,233,803	$58,783	$(12,494,686	$64,654,369
Net product sales – internal	7,036,610	527,244	531,012	67,390	-	4,332,430	691	-
Gain on other sales	87,138	124,277	68,037	10,728	$15,803	$(22,440)	$(12,493,995)	$284,234
Total revenue	$36,492,241	$15,291,904	$8,789,895	$6,240,179	$6,249,606	$4,368,773	$64,819	$64,938,603
Net income	$6,943,133	$1,395,959	$701,259	$926,179	32,785	529,139	(262,751)	10,593,273
Net income attributable to non-controlling interests	1,388,627	265,232	210,378	453,828	7,432	(25,984)	327,570	2,036,762
Net income attributable to Parent company	$5,554,506	$1,130,727	$490,881	$472,351	$25,353	$555,123	$(12,494,686)	$8,556,511

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other *	Total

For the Nine Months Ended September 30, 2010 (unaudited):
Revenue
Net product sales – external	$112,860,428	$64,452,631	$23,733,187	$16,368,355	$22,628,769	$5,373,301	$-	$245,416,671
Net product sales – internal	25,834,595	1,951,660	4,643,477	1,870,369	-	23,418,794	(57,718,895)	-
Gain on other sales	845,015	132,988	91,789	50,184	$133,827	$-270,358	$(2,317)	$981,128
Total revenue	$139,540,038	$66,537,279	$28,468,453	$18,288,908	$22,762,596	$28,521,737	$-57,721,212	$246,397,799
Net income	$21,766,839	$4,628,930	$3,169,070	$3,261,626	1,014,753	1,803,417	(346,194)	35,298,441
Net income attributable to non-controlling interests	4,353,628	879,552	950,771	1,598,258	230,058	146,951	68,767	8,227,985
Net income attributable to Parent company	$17,413,211	$3,749,378	$2,218,299	$1,663,368	$784,695	$1,656,466	$(414,961)	$27,070,456

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other *		Total

For the Nine Months Ended September 30, 2009 (unaudited):
Revenue
Net product sales – external	$77,090,690	$39,038,184	$20,351,125	$17,575,828	$17,390,572	$389,695		$-	$171,836,094
Net product sales – internal	23,837,439	1,586,792	3,036,244	379,303	-	4,356,464		(33,196,242)	-
Gain on other sales	201,908	148,056	137,588	11,732	$48,213	$(21,317)		$(2,320)	$523,860
Total revenue	$101,130,037	$40,773,032	$23,524,957	$17,966,863	$17,438,785	$4,724,842	$	( 33,198,562	$172,359,954
Net income	$18,922,252	$3,330,588	$2,371,728	$2,614,019	(5,378)	(241,723)		(4,025,704)	22,965,782
Net income attributable to non-controlling interests	3,784,450	632,812	711,518	1,280,869	(1,219)	(63,297)		(271,023)	6,074,110
Net income attributable to Parent company	$15,137,802	$2,697,776	$1,660,210	$1,333,150	$(4,159)	$(178,426)		$(3,754,681)	$16,891,672

* Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

31. Reclassification

Product warranty costs which were classified as selling expenses in the previous periods have been re-classified as cost of product sold to achieve consistency with the presentation of the current period.

32. Subsequent  Event

On January 24, 2010, Genesis entered into a joint venture contract with Beijing Hainachuan Auto Parts Co., Ltd., to establish a joint venture company, Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong”, to design, develop and manufacture both hydraulic and electric power steering systems and parts. On October 19, 2010, both parties agreed to change the Joint venture company’s investor into Hengsheng from Genesis, and left the other terms of the joint venture contract unchanged. Under PRC laws, the establishment of Beijing Henglong and the effectiveness of the equity joint venture contract are subject to approval by Administration For Industry and Commerce in Beijing.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion on risk factors in Item 1A of Part II of this quarterly report on Form 10-Q.

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

The Company owns the following aggregate net interests in nine Sino-foreign joint ventures organized in the PRC as of September 30, 2010 and 2009.

	Percentage Interest
Name of Entity	September 30, 2010	September 30, 2009
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center”	80.00%	-%

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

USAI was established in 2005 and mainly engages in production and sales of sensor modules.

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

On January 24, 2010, Genesis entered into a joint venture contract with Beijing Hainachuan Auto Parts Co., Ltd., to establish a joint venture company, Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong”, to design, develop and manufacture both hydraulic and electric power steering systems and parts. On October 19, 2010, both parties agreed to change the Joint venture company’s investor into Hengsheng from Genesis, and left the other terms of the joint venture contract unchanged. Under PRC laws, the establishment of Beijing Henglong and the effectiveness of the equity joint venture contract are subject to approval by Administration For Industry and Commerce in Beijing.

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
The Company uses historical and projected future operating results, based upon approved business plans, including a review of the eligible carry-forward period, tax planning opportunities and other relevant considerations.
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

Financial results for the three months and nine months ended September 30, 2010 are summarized as follows:

•	Sales of $76,102,844 and $245,416,671 in 2010 compared to $64,654,369 and $171,836,094 for the same periods of 2009.

•	Gross margin of $18,173,560, or 24%, and $60,518,837, or 25%, of sales, up from $15,485,743, or 24%, and $42,695,016, or 25%, for the same periods of 2009.

•	Selling expenses of $2,095,321 and $6,866,249 in 2010 compared to $2,180,864 and $4,866,041 for the same periods of 2009.

•	General and administrative expenses of $2,286,784 and $7,737,989 compared to $2,739,886 and $6,787,918 for the same periods in 2009, respectively.

•
Net income attributable to Parent company of $8,193,219, or $0.30 and $0.26 per share on a basic and diluted basis, respectively, and $27,070,456, or $1.00 and $0.88 per share, compared to $8,556,511, or $0.32 and $0.28 per share on a basic and diluted basis, respectively, and $16,891,672, or $0.63 and $0.58 per share, for the same periods in 2009.

•	Cash of approximately $49,201,859 as of September 30, 2010, $5,721,683 higher than as of December 31, 2009.

•	Cash provided by operating activities of $29,604,550 compared to $24,340,951 for the same nine-month period in 2009.

•	Capital expenditures of $24,066,188, higher than the same nine-month period in 2009 by $14,929,641.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009:

	Net Sales				Cost of sales
	2010	2009	Change		2010	2009	Change
Henglong*	$36,306,679	$36,405,102	$(98,423)	-0.3%	$27,981,448	$26,027,481	$1,953,967	7.5%
Jiulong**	20,272,433	15,167,625	5,104,808	33.7%	17,339,396	12,374,475	4,964,921	40.1%
Shenyang	9,117,903	8,721,858	396,045	4.5%	7,091,850	7,372,924	(281,074)	-3.8%
Zhejiang	5,508,417	6,229,451	(721,034)	-11.6%	3,823,739	4,740,061	(916,322)	-19.3%
Wuhu	8,709,930	6,233,804	2,476,126	39.7%	7,706,526	5,903,930	1,802,596	30.5%
Other Sectors	12,408,888	4,391,213	8,017,675	182.6%	10,784,539	3,143,166	7,641,373	243.1%
Other ***	(16,221,406)	(12,494,684)	(3,726,722)	29.8%	(16,798,214)	(10,393,411)	(6,404,803)	61.6%
Total	$76,102,844	$64,654,369	$11,448,475	17.7%	$57,929,284	$49,168,626	$8,760,658	17.8%

* Excluding $4,609,000 of income and $3,959,400 of cost for Column sales, which has been transferred to Jielong in 2010.
** Including $1,765,018 of income and $1,436,327of cost for Chrysler sales in 2010.
*** Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

NET SALES

Net sales were $76,102,844 for the three months ended September 30, 2010, compared with $64,654,369 for the three months ended September 30, 2009, an increase of $11,448,475, or 17.7%, mainly due to the increases in the income of Chinese residents and government investment leading to an increase in the sales of passenger vehicles and commercial vehicles, and the resultant increase in the Company’s sales of steering gear and pumps; the Company has raised the technological contents in, and production efficiency of, its products as a result of technological improvement to its production lines, allowing the Company to reduce costs and, correspondingly, its sales prices which led to increased sales volumes.

Net sales for Henglong was $36,306,679 for the three months ended September 30, 2010, compared with $36,405,102 for the three months ended September 30, 2009, representing a decrease of $98,423, or 0.3%. Net sales increase was mainly due to increased production volumes with a sales increase of $7,361,880, decreased sales price with a sales decrease of $8,155,145, and the effect of foreign currency translation with a sales increase of $694,842.

Net sales for Jiulong was $20,272,433 for the three months ended September 30, 2010, compared with $15,167,625 for the three months ended September 30, 2009, representing an increase of $5,104,808, or 33.7%. Net sales increase was mainly due to increased production volumes with a sales increase of $4,260,203, increased sales price with a sales increase of $555,110, and the effect of foreign currency translation with a sales increase of $289,495.

Net sales for Shenyang was $9,117,903 for the three months ended September 30, 2010, compared with $8,721,858 for the three months ended September 30, 2009, representing an increase of $396,045, or 4.5%. Net sales increase was mainly due to increased production volumes with a sales increase of $484,483, decreased sales price with a sales decrease of $254,907, and the effect of foreign currency translation with a sales increase of $166,469.

Net sales for Zhejiang was $5,508,417 for the three months ended September 30, 2010, compared with $6,229,451 for the three months ended September 30, 2009, representing a decrease of $721,034 or 11.6%. Net sales decrease was mainly due to increased production volumes with a sales decrease of $255,790 and decreased sales price with a sales decrease of $584,142 and the effect of foreign currency translation with a sales increase of $118,898.

Net sales for Wuhu was $8,709,930 for the three months ended September 30, 2010, compared with $6,233,804 for the three months ended September 30, 2009, representing an increase of $2,476,126, or 39.7%. Net sales decrease was mainly due to decreased production volumes with a sales increase of $2,978,324 and decreased sales price with a sales decrease of $616,531 and the effect of foreign currency translation with a sales increase of $114,333.

Net sales for Other Sectors was $12,408,888 for the three months ended September 30, 2010, compared with $4,391,213 for the three months ended September 30, 2009, representing an increase of $8,017,675 or 182.6%. Net sales increased mainly due to the development of new market.

COST OF SALES

For the three months ended September 30, 2010, the cost of sales was $57,929,284, compared with $49,168,626 for the same period of 2009, an increase of $8,760,658, or 17.8%, mainly due to the increase of sales.

Cost of sales for Henglong was $27,981,448 for the three months ended September 30, 2010, compared with $26,027,481 for the three months ended September 30, 2009, representing an increase of $1,953,967, or 7.5%. Cost of sales increase was mainly due to increased sale volumes with a cost of sales increase of $2,395,884, decreased unit price with a cost of sales decrease of $938,644, and the effect of foreign currency translation with a cost increase of $496,727.

 Cost of sales for Jiulong was $17,339,396 for the three months ended September 30, 2010, compared with $12,374,475 for the three months ended September 30, 2009, representing an increase of $4,964,921, or 40.1%. Cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $3,157,720, increased unit price with a cost of sales increase of $1,571,017, and the effect of foreign currency translation with a cost increase of $236,184.

Cost of sales for Shenyang was $7,091,850 for the three months ended September 30, 2010, compared with $7,372,924 for the three months ended September 30, 2009, representing a decrease of $281,074, or 3.8%. Cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $363,225, decreased unit price with a cost of sales decrease of $785,021, and the effect of foreign currency translation with a cost increase of $140,722.

Cost of sales for Zhejiang was $3,823,739 for the three months ended September 30, 2010, compared with $4,740,061 for the three months ended September 30, 2009, representing a decrease of $916,322, or 19.3%. Cost of sales decrease was mainly due to decreased sales volumes with a cost of sales decrease of $197,630, decreased unit price with a cost of sales decrease of $809,163, and the effect of foreign currency translation with a cost increase of $90,471.

Cost of sales for Wuhu was $7,706,526 for the three months ended September 30, 2010, compared with $5,903,930 for the three months ended September 30, 2009, representing an increase of $1,802,596, or 30.5%. Cost of sales decrease was mainly due to increased sales volumes with a cost of sales increase of $2,813,702, decreased unit price with a cost of sales decrease of $1,118,232, and the effect of foreign currency translation with a cost increase of $107,126.

Cost of sales for Other Sectors was $10,784,539 for the three months ended September 30, 2010, compared with $3,143,166 for the three months ended September 30, 2009, representing an increase of $7,641,373, or 243.1%. Cost of sales increase was mainly due to increased of sales.

Gross margin was 23.9% for the three months ended September 30, 2010, a decrease of 0.1% from 24.0% for the same period of 2009, primarily due to sales price reductions in excess of declines in unit cost. For the three months ended September 30, 2010, the Company classified product warranty expenses as selling cost, which were classified as selling expenses in previous periods. As a result, the Company reclassified product warranty expenses for the same period of 2009 as selling cost to achieve consistency with the presentation of the current period. Effects of the reclassification are set forth in the table below.

	Three Months Ended September 30,
	2010	2009
Before reclassification:
Net sales	$76,102,844	$64,654,369
Cost of goods sold before reclassification	56,791,941	47,015,047
Gross profit before reclassification	$19,310,903	$17,639,322
Gross margin before reclassification	25.4%	27.3%
After reclassification:
Net sales	$76,102,844	$64,654,369
Cost of goods sold add Warranty expenses	57,929,284	49,168,626
Gross profit after reclassification	$18,173,560	$15,485,743
Gross margin after reclassification	23.9%	24.0%
Selling expenses before reclassification	$3,232,664	$4,334,443
Minus: Warranty expenses	1,137,343	2,153,579
Selling expenses after reclassification	$2,095,321	$2,180,864

GAIN ON OTHER SALES

Gain on other sales consists of net amount retained from sales of materials and other assets. For the three months ended September 30, 2010, loss on other sales was $152,481, compared with $284,234 for the same period of 2009, a decrease of $436,715, or 153.6%, mainly due to increased sales of materials.

SELLING EXPENSES

Selling expenses were $2,095,321 for the three months ended September 30, 2010, compared with $2,180,864 for the same period of 2009, a decrease of $85,543, or 3.9%. Material decrease was supplies expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,286,784 for the three months ended September 30, 2010, compared with $2,739,886 for the same period of 2009, a decrease of $453,102, or 16.5%. Material decrease was option expense.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses were $1,247,881 for the three months ended September 30, 2010, compared with $531,383 for the three months ended September 30, 2009, an increase of $716,498, or 134.8%.

The global automotive parts industry is highly competitive, winning and maintaining new business requires suppliers to rapidly produce advanced products on a cost-competitive basis. In order to maintain its competitiveness, the Company invested more in R & D expenses in 2010.

DEPRECIATION AND AMORTIZATION EXPENSE

For the three months ended September 30, 2010, depreciation and amortization expenses excluded from that recorded under cost of sales were $219,720, compared with $663,408 for the same period of 2009, a decrease of $443,688, or 66.9%, as a result of certain fixed assets of the Company having been fully depreciated.

INCOME FROM OPERATIONS

Income from operations was $12,171,373 for the three months ended September 30, 2010, compared with $9,654,436 for the three months ended September 30, 2009, an increase of $2,516,937, or 26.1%, as a result of an increase of $2,687,817, or 17.4%, in gross profit, a decrease of $436,715, or153.6%, in gain on other sales, and a decrease of $265,835, or 4.3%, in operating expenses.

FINANCIAL EXPENSES

Financial expenses were $271,422 for the three months ended September 30, 2010, compared with $401,121 for the three months ended September 30, 2009, a decrease of $129,699, or 32.2%, primarily due to a decrease in convertible note interest expense, and a decrease in convertible note discount amortization.

GAIN (LOSS) ON CHANGE IN FAIR VALUE OF DERIVATIVE

Gain on change in fair value of derivative was $509,705 for the three months ended September 30, 2010, compared with $3,129,794 for the same period of 2009, a decrease of $2,620,089.

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

On September 30, 2010, the fair value of compound derivatives was $127,011, compared with $636,716 on June 30, 2010, a decrease of $509,705, mainly as a result of the recent capital market recovery. As the Company’s stock price rose, the probability of the Company’s stock price trading above $8.6 rose, and the Convertible Note holders would gain more income by conversion than the income from bond market or redemption of Convertible Notes upon the occurrence of any triggering event as defined in the debt agreement. Thus, the probability of redemption decreased.

On September 30, 2009, the fair value of compound derivatives was $913,063, compared with $4,042,857 on June 30, 2009, a significant decrease of $3,129,794, mainly as a result of the recent market recovery, the Company’s stock price rose dramatically. On September 30, 2009, the Company’s stock price was 31.2% over the adjusted conversion price ($7.0822). So the risk of annual redemption was low. Moreover, the Company received a revocation of such mandatory redemption notice so the risk of mandatory redemption was significantly low.

INCOME BEFORE INCOME TAXES

Income before income taxes was $12,409,656 for the three months ended September 30, 2010, compared with $12,383,109 for the three months ended September 30, 2009, an increase of $26,547, or 0.2%, including an increase in income from operations of $2,516,937, a decrease in financial expenses of $129,699, and a decrease in gain on change in fair value of derivative of $2,620,089

INCOME TAXES

Income tax expense was $1,866,157 for the three months ended September 30, 2010, compared with $1,789,836 of income tax expense for the three months ended September 30, 2009, an increase of $76,321, mainly due to an increase of taxable income.

NET INCOME

Net income was $10,543,499 for the three months ended September 30, 2010, compared with $10,593,273 for the three months ended September 30, 2009, a decrease of $49,774, or 0.5%, including an increase in income before income taxes of $26,547, or 0.2%, and an increase in income taxes expenses of $76,321, or 4.3%.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST

Non-controlling interest in the earnings of the Sino-foreign Joint-ventures amounted to $2,350,280 for the three months ended September 30, 2010, compared with $2,036,762 for the three months ended September 30, 2009, an increase of $313,518, or 15.4%.

The Company owns different equity interest in nine Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these nine Sino-foreign joint ventures were consolidated in the Company’s financial statements as of September 30, 2010 and 2009. The Company records the non-controlling interest's share in the earnings of the respective Sino-foreign joint ventures for each period.

In 2010, non-controlling interest increased significantly compared with 2009, primarily due to the increase in Sino-foreign joint ventures’ net income.

NET INCOME ATTRIBUTABLE TO PARENT COMPANY

Net income attributable to parent company was $8,193,219 for the three months ended September 30, 2010, compared with a net income of $8,556,511 for the three months ended September 30, 2009, a decrease of $363,292, or 4.2%, mainly due to the decrease in the gain on change in fair value of derivative.

RESULTS OF OPERATIONS——NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009:

	Net Sales				Cost of sales
	2010	2009	Change		2010	2009	Change
Henglong*	$138,695,623	$100,928,129	$37,767,494	37.4%	$105,072,685	$72,337,699	$32,734,986	45.3%
Jiulong**	66,404,291	40,624,976	25,779,315	63.5%	57,012,846	34,369,946	22,642,900	65.9%
Shenyang	28,376,664	23,387,369	4,989,295	21.3%	23,829,846	19,477,714	4,352,132	22.3%
Zhejiang	18,238,724	17,955,131	283,593	1.6%	13,033,040	13,644,264	(611,224)	-4.5%
Wuhu	22,628,769	17,390,572	5,238,197	30.1%	20,876,023	16,735,859	4,140,164	24.7%
Other Sectors	28,791,495	4,746,159	24,045,336	506.6%	24,150,705	3,605,837	20,544,868	569.8%
Other ***	(57,718,895)	(33,196,242)	(24,522,653)	73.9%	(59,077,311)	(31,030,241)	(28,047,070)	90.4%
Total	$245,416,671	$171,836,094	$73,580,577	42.8%	$184,897,834	$129,141,078	$55,756,756	43.2%

* Excluding $9,218,000 of income and $7,919,000 of cost for Column sales, which has been transferred to Jielong in 2010.
** Including $9,497,104 of income and $7,430,534 of cost for Chrysler sales in 2010.
*** Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

NET SALES

Net sales were $245,416,671 for the nine months ended September 30, 2010, compared with $171,836,094 for the nine months ended September 30, 2009, an increase of $73,580,577, or 42.8%, mainly due to the increases in the income of Chinese residents and huge government investment leading to an increase in the sales of passenger vehicles and commercial vehicles, and the resultant increase in the Company’s sales of steering gear and pumps; the Company has raised the technological contents in, and production efficiency of, its products as a result of technological improvement to its production lines, allowing the Company to reduce costs and, correspondingly, its sales prices which led to increased sales volumes.

Net sales for Henglong was $138,695,623 for the nine months ended September 30, 2010, compared with $100,928,129 for the nine months ended September 30, 2009, representing an increase of 37,767,494, or 37.4%. Net sales increase was mainly due to increased production volumes with a sales increase of $51,969,950, decreased sales price with a sales decrease of $15,163,586, and the effect of foreign currency translation with a sales increase of $961,130.

Net sales for Jiulong was $66,404,291 for the nine months ended September 30, 2010, compared with $40,624,976 for the nine months ended September 30, 2009, representing an increase of $25,779,315, or 63.5%. Net sales increase was mainly due to increased production volumes with a sales increase of $22,479,719, increased sales price with a sales increase of $2,902,618, and the effect of foreign currency translation with a sales increase of $396,978.

Net sales for Shenyang was $28,376,664 for the nine months ended September 30, 2010, compared with $23,387,369 for the nine months ended September 30, 2009, representing an increase of $4,989,295, or 21.3%. Net sales increase was mainly due to increased production volumes with a sales increase of $6,417,009, decreased sales price with a sales decrease of $1,650,730, and the effect of foreign currency translation with a sales increase of $223,016.

Net sales for Zhejiang was $18,238,724 for the nine months ended September 30, 2010, compared with $17,955,131 for the nine months ended September 30, 2009, representing an increase of $283,593, or 1.6%. Net sales increase was mainly due to increased production volumes with a sales increase of $1,255,966 and decreased sales price with a sales decrease of $1,136,396 and the effect of foreign currency translation with a sales increase of $164,023.

Net sales for Wuhu was $22,628,769 for the nine months ended September 30, 2010, compared with $17,390,572 for the nine months ended September 30, 2009, representing an increase of $5,238,197, or 30.1%. Net sales increase was mainly due to increased production volumes with a sales increase of 5,639,983 and decreased sales price with a sales decrease of $561,119 and the effect of foreign currency translation with a sales increase of $159,333.

Net sales for Other Sectors was $28,791,495 for the nine months ended September 30, 2010, compared with $4,746,159 for the nine months ended September 30, 2009, representing an increase of $24,045,336 or 506.6%. Net sales increased mainly due to the development of new market.

COST OF SALES

For the nine months ended September 30, 2010, the cost of sales was $184,897,834, compared with $129,141,078 for the same period of 2009, an increase of $55,756,756, or 43.2%, mainly due to the increase of sales.

Cost of sales for Henglong was $105,072,685 for the nine months ended September 30, 2010, compared with $72,337,699 for the nine months ended September 30, 2009, representing an increase of $32,734,986, or 45.3%. Cost of sales increase was mainly due to increased sale volumes with a cost of sales increase of $36,558,326, decreased unit price with a cost of sales decrease of $4,511,589, and the effect of foreign currency translation with a cost increase of $688,249.

Cost of sales for Jiulong was $57,012,846 for the nine months ended September 30, 2010, compared with $34,369,946 for the nine months ended September 30, 2009, representing an increase of $22,642,900, or 65.9%. Cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $18,814,832, increased unit price with a cost of sales increase of $3,499,276, and the effect of foreign currency translation with a cost increase of $328,792.

Cost of sales for Shenyang was $23,829,846 for the nine months ended September 30, 2010, compared with $19,477,714 for the nine months ended September 30, 2009, representing an increase of $4,352,132, or 22.3%. Cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $5,313,784, decreased unit price with a cost of sales decrease of $1,148,723, and the effect of foreign currency translation with a cost increase of $187,071.

Cost of sales for Zhejiang was $13,033,040 for the nine months ended September 30, 2010, compared with $13,644,264 for the nine months ended September 30, 2009, representing a decrease of $611,224, or 4.5%. Cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $957,338, decreased unit price with a cost of sales decrease of $1,692,665, and the effect of foreign currency translation with a cost increase of $124,103.

Cost of sales for Wuhu was $20,876,023 for the nine months ended September 30, 2010, compared with $16,735,859 for the nine months ended September 30, 2009, representing an increase of $4,140,164, or 24.7%. Cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $5,481,947, decreased unit price with a cost of sales decrease of $1,492,002, and the effect of foreign currency translation with a cost increase of $150,219.

Cost of sales for Other Sectors was $24,150,705 for the nine months ended September 30, 2010, compared with $3,605,837 for the nine months ended September 30, 2009, representing an increase of $20,544,868, or 569.8%. Cost of sales increase was mainly due to increases of sales.

 Gross margin was 24.7% for the nine months ended September 30, 2010, a decrease of 0.1% from 24.8% for the same period of 2009, primarily due to sales price reductions in excess of declines in unit cost. For the nine months ended September 30, 2010, the Company classified product warranty expenses as selling cost, which were classified as selling expenses in previous periods. As a result, the Company reclassified product warranty expenses for the same period of 2009 as selling cost to achieve consistency with the presentation of the current period. Effects of the reclassification are set forth in the table below.

	Nine Months Ended September 30,
	2010	2009
Before reclassification:
Net sales	$245,416,671	$171,836,094
Cost of goods sold before reclassification	177,994,558	123,497,209
Gross profit before reclassification	$67,422,113	$48,338,885
Gross margin before reclassification	27.5%	28.1%
After reclassification :
Net sales	$245,416,671	$171,836,094
Cost of goods sold add Warranty expenses	184,897,834	129,141,078
Gross profit after reclassification	$60,518,837	$42,695,016
Gross margin after reclassification	24.7%	24.8%
Selling expenses before reclassification	$13,769,525	$10,509,910
Minus: Warranty expenses	6,903,276	5,643,869
Selling expenses after reclassification	$6,866,249	$4,866,041

GAIN ON OTHER SALES

Gain on other sales consists of net amount retained from sales of materials and other assets. For the nine months ended September 30, 2010, gain on other sales was $981,128, compared with $523,860 for the same period of 2009, an increase of $457,268, or 87.3%, mainly due to increased sales of materials.

SELLING EXPENSES

Selling expenses were $6,866,249 for the nine months ended September 30, 2010, compared with $4,866,041 for the same period of 2009, an increase of $2,000,208, or 41.1%. Material increases were salaries and wages expenses, and transportation expenses.

The salaries of salesmen were indexed with their selling performance. During the nine months ended September 30, 2010, sales revenue increased 42.8% compared with the same period of 2009, correspondingly increasing the salaries of sales persons.

The increase in transportation expense was due to increased sales and a rise in the price of oil, which led to increases in domestic transportation prices.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $7,737,989 for the nine months ended September 30, 2010, compared with $6,787,918 for the same period of 2009, an increase of $950,071, or 14.0%. Material increases were salaries and wages expenses, labor insurance expenses, and provision for bad debts.

The increase in salaries and wages was due to increased staff and performance bonuses resulting from enlarged business size and improved earnings.

The Company’s labor insurance expenses were pension, medicare, injury insurance, unemployment insurance, and housing fund expenses. The increase in labor insurance expenses for the nine months ended September 30, 2010 was a result of an increase in the number of employees.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $4,291,044 for the nine months ended September 30, 2010, compared with $1,415,531 for the nine months ended September 30, 2009, an increase of $2,875,513, or 203.1%.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce advanced products on a cost-competitive basis. In order to maintain its competitiveness, the Company needs to invest more in R & D expenses.

DEPRECIATION AND AMORTIZATION EXPENSE

For the nine months ended September 30, 2010, depreciation and amortization expenses excluded from that recorded under cost of sales were $829,865, compared with $1,742,162 for the same period of 2009, a decrease of $912,297, or 52.4%, as a result of certain fixed assets of the Company having been fully depreciated.

INCOME FROM OPERATIONS

Income from operations was $41,774,818 for the nine months ended September 30, 2010, compared with $28,407,224 for the nine months ended September 30, 2009, an increase of $13,367,594, or 47.1%, as a result of an increase of $17,823,821, or 41.7%, in gross profit, an increase of $457,268, or 87.3%, in gain on other sales, and an increase of $4,913,495, or 33.2%, in operating expenses.

FINANCIAL EXPENSES

Financial expenses were $1,052,782 for the nine months ended September 30, 2010, compared with $1,318,829 for the nine months ended September 30, 2009, a decrease of $266,047, or 20.2%, primarily due to a decrease in convertible note interest expense, and a decrease in convertible note discount amortization.

GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE

Gain on change in fair value of derivative was $752,997 for the nine months ended September 30, 2010, compared with a loss of $591,511 for the same period of 2009, an increase of $161,486.

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

On September 30, 2010, the fair value of compound derivatives was $127,012, compared with $880,009 on December 31, 2009, a decrease of $752,997, mainly as a result of the recent capital market recovery. As the Company’s stock price rose dramatically, the probability of the Company’s stock price trading above $8.6 rose, and the Convertible Note holders would gain more income by conversion than the income from bond market or redemption of Convertible Notes upon the occurrence of any triggering event as defined in the debt agreement. Thus, the probability of redemption decreased.

On September 30, 2009, the fair value of compound derivatives was $913,063, compared with $1,502,597 on December 31, 2008, a decrease of $589,534, mainly as a result of the recent market recovery, the Company’s stock price rose dramatically. On September 30, 2009, the Company’s stock price was 31.2% over the adjusted conversion price ($7.0822). So the risk of annual redemption was low. Moreover the Company received a revocation of such mandatory redemption notice so the risk of mandatory redemption was significantly low.

 INCOME BEFORE INCOME TAXES

Income before income taxes was $41,741,412 for the nine months ended September 30, 2010, compared with $27,679,906 for the nine months ended September 30, 2009, an increase of $14,061,506, or 50.8%, including an increase in income from operations of $13,367,594, an increased in other income of $266,379, a decrease in financial expenses of $266,047, and an increase in gain on change in fair value of derivative of $161,486.

INCOME TAXES

Income tax expense was $6,442,971 for the nine months ended September 30, 2010, compared with $4,714,124 of income tax expense for the nine months ended September 30, 2009, an increase of $1,728,847, mainly due to an increase of taxable income.

NET INCOME

Net income was $35,298,441 for the nine months ended September 30, 2010, compared with $22,965,782 for the nine months ended September 30, 2009, an increase of $12,332,659, or 53.7%, including an increase in income before income taxes of $14,061,506, or 50.8%, and an increase in income tax expenses of $1,728,847, or 36.7%.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST

Net income attributable to non-controlling interest was $8,227,985 for the nine months ended September 30, 2010, compared with $6,074,110 for the nine months ended September 30, 2009, an increase of $2,153,875, or 35.5%.

The Company owns different equity interest in nine Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these nine Sino-foreign joint ventures were consolidated in the Company’s financial statements as of September 30, 2010 and 2009. The Company records the non-controlling interest's share in the earnings of the respective Sino-foreign joint ventures for each period.

In 2010, non-controlling interest increased significantly compared with 2009, primarily due to the increase in Sino-foreign joint ventures’ net income.

NET INCOME ATTRIBUTABLE TO PARENT COMPANY

Net income attributable to parent company was $27,070,456 for the nine months ended September 30, 2010, compared with a net income of $16,891,672 for the nine months ended September 30, 2009, an increase of $10,178,784, or 60.3%, mainly due to the increase in the Company’ net income.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources and use of cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and notes and internally generated cash. As of September 30, 2010, the Company had cash and cash equivalents of $49,201,859, compared with $45,894,475 as of September 30, 2009, an increase of $3,307,384, or 7.2%.

The Company had working capital of $83,208,027 as of September 30, 2010, compared with $87,486,058 as of September 30, 2009, a decrease of $4,278,031, or 4.9%.

Financing activities:

For the Company’s bank loans and banker’s acceptance bill facilities, the Company’s banks require the Company to sign documents to repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, it can extend such one year facilities for another year.

The Company had bank loans maturing in less than one year of $8,953,754 and bankers’ acceptances of $57,159,317 as of September 30, 2010.

The Company currently expects to be able to obtain similar bank loans and bankers’ acceptance bills in the future if it can provide adequate mortgage security following the termination of the above mentioned agreements (See the table in section (a) Bank loan). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptance bills will be devalued by approximately $9,008,085. If the Company wishes to obtain the same amount of bank loans and banker's acceptance bills, it will have to provide $9,008,085 additional mortgages as of the maturity date of such agreements (See the table in section (a) Bank loan). The Company could obtain a reduced line of credit with a reduction of $4,675,100, if it cannot provide additional mortgages. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity.

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

 (a) Bank loans

As of September 30, 2010, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Due Date	Amount available	Amount Borrowed
Comprehensive credit facilities	Bank of China	Oct -10	$7,610,691	$2,238,438
Comprehensive credit facilities	China Construction Bank	Oct-10	8,953,754	5,713,734
Comprehensive credit facilities	Shanghai Pudong Development Bank	Oct-10	11,192,043	11,192,043
Comprehensive credit facilities	Jingzhou Commercial Bank	Oct-10	14,922,923	11,633,612
Comprehensive credit facilities	Industrial and Commercial Bank of China	Nov-10	11,938,338	3,093,522
Comprehensive credit facilities	Bank of Communications Co., Ltd	Nov-10	3,402,426	910,298
Comprehensive credit facilities	China Merchants Bank	Nov -10	362,627	362,627
Comprehensive credit facilities	China CITIC Bank	Jul -11	19,847,488	19742281
Comprehensive credit facilities	China Hua Xia Bank	Oct-10	7,461,462	5,969,169
Comprehensive credit facilities	China Everbright Bank	Mar-11	5,257,346	5,257,346
Total			$90,949,098	$66,113,071

The Company may request banks to issue notes payable or bank loans within its credit line using a 364-day revolving line.

The Company refinanced its short-term debt during early 2010 at annual interest rates of 5.31%, and maturity terms of nine to twelve months. Pursuant to the refinancing arrangement, the Company pledged $39,698,602 of equipment, land use rights and buildings as security for its comprehensive credit facility with the Bank of China; pledged $18,243,303 of land use rights and buildings as security for its comprehensive credit facility with Shanghai Pudong Development Bank; pledged $28,115,514 of land use rights and equipment as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; pledged $5,677,413 of accounts receivable, land use rights and buildings as security for its comprehensive credit facility with Industrial and Commercial Bank of China; pledged $13,209,487 of accounts receivable, land use rights and buildings as security for its comprehensive credit facility with China Construction Bank; pledged $18,482,219 of land use rights, notes receivable and buildings as security for its comprehensive credit facility with China CITIC Bank; pledged $6,535,496 of land use rights and buildings as security for its comprehensive credit facility with Bank of Communications Co., Ltd. The Company’s subsidiary, Henglong’s comprehensive credit facility with China Hua Xia Bank, was guaranteed by Jiulong, the Company’s other subsidiary. The Company’s subsidiary, Wuhu’s comprehensive credit facility with China Everbright Back, was guaranteed by Henglong, the Company’s other subsidiary. The Company’s subsidiary, Zhejiang’s comprehensive credit facility with China Merchants Bank, was guaranteed by Henglong, the Company’s other subsidiary.

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term bank loan	$8,953,754	$8,953,754	$-	$-	$-
Notes payable	57,159,317	57,159,317	-	-	-
Convertible notes payable	30,000,000	30,000,000	-	-	-
Other contractual purchase commitments, including information technology	17,413,862	11,840,965	5,484,543	88,354	-
Total	$113,526,933	$107,954,036	$5,484,543	$88,354	$-

Short-term bank loans:

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of September 30, 2010:

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of Payment	Amount Payable on Due Date
Bank of China	Working Capital	Nov 10, 09	1	5.31%	Pay monthly	Nov 10, 10	$2,238,438
China CITIC Bank	Working Capital	May 26, 10	1	5.31%	Pay monthly	May 26, 11	2,238,438
Industrial and Commercial Bank of China	Working Capital	May 14, 10	0.5	4.86%	Pay monthly	Nov 14, 10	1,492,293
China Construction Bank	Working Capital	Jun 17, 10	1	5.31%	Pay monthly	Jun 17, 11	2,984,585
Total							$8,953,754

The Company must use the loans for the purposes described in the table. If the Company fails, it will be charged a penalty interest at 100% of the specified loan rate. The Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged a compound interest at the specified rate. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of September 30, 2010, and will continue to comply with them.

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of September 30, 2010:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	Oct - 10	$8,812,285
Working Capital	3-6	Nov - 10	11,068,630
Working Capital	3-6	Dec - 10	9,985,420
Working Capital	3-6	Jan - 11	9,779,738
Working Capita	3-6	Feb - 11	8,897,793
Working Capital	3-6	Mar- 11	8,615,451
Total			$57,159,317

The Company must use the loan for the purposes described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment to the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of September 30, 2010, and will continue to comply with them.

The Company had approximately $17,193,861 of capital commitments as of September 30, 2010, arising from equipment purchases for expanding production capacity. The Company intends to disperse $11,730,965 in the remaining three months of 2010 using its working capital. Management believes that these capital commitments will not have a material adverse effect on the Company’s liquidity.

Cash flows:

(a)	Operating activities

Net cash generated from operations during the nine months ended September 30, 2010 was $29,604,550, compared with $24,340,951 for the same period of 2009, an increase of $5,263,599.

Similar to the same period of 2009, the increased cash outflows from operating activities were primarily due to increases in accounts and notes receivable and inventories.

At September 30, 2010, the Company’s cash outflow caused by increase of accounts and notes receivable and increase of inventories were $2,780,000, $23,000,000, and $13,680,000 respectively, compared with December 31, 2009. Increase of accounts receivable was primarily due to sales increase during the nine months ended September 30, 2010. The credit terms on sale of goods between customers and the Company generally range from 3 to 4 months, which resulted in increased accounts receivable as sales increased. Increase of notes receivable was mainly due to the Company having sufficient working capital, thus leading to a decrease of the discount of notes receivable during the period. Since the notes receivable were based on bank credit standing, they may be converted into cash any time the Company elects. Therefore, the increase of notes receivable will not have a material adverse effect on the Company’s future operating activities. Increase of inventories was primarily due to an increase of reserved raw materials and inventories as the increase of sales. These are a normal capital circulation and the Company believes that it will not have a material adverse effect on future cash flows.

(b)	Investing activities

The Company expended net cash of $25,891,634 in investment activities during the nine months ended September 30, 2010, compared with $8,332,600 during the same period of 2009, an increase of 17,559,034. Similar to 2009, the Company invested in equipment and building facility to expand production to meet market needs. Cash used for equipment purchases and building facility during the nine months ended September 30, 2010 and 2009 were $24,005,602 and $8,814,876, respectively.

(c)	Financing activities

During the nine months ended September 30, 2010, the Company provided net cash of $1,189,918 from financing activities, as compared to expending net cash of $7,258,470 in financing activities for the same period of 2009, an increase of $8,448,388 as a result of the following factors:

The Company bank loans provided net cash of $3,685,215 during the nine months ended September 30, 2010, compared to $2,197,177 for the nine months ended September 30, 2009, an increase of $1,488,038.

During the nine months ended September 30, 2010, the Company distributed dividends of $2,871,603 to minority shareholders, and distributed $4,176,583 in the same period of 2009.

The Company repaid YA Global $5,000,000 for its convertible notes upon its request during the nine months ended September 30, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual payment obligations and commitments as of September 30, 2010:

	Payment Obligations by Period
	2010 (a)	2011	2012	2013	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$-	$-	$-	$220,000
Obligations for purchasing agreements	11,730,965	5,374,543	$88,354	$-	-	17,193,862
Total	$11,840,965	$5,484,543	$88,354	$-	$-	$17,413,862

(a)	Remaining 3 months in 2010.

SUBSEQUENT EVENT

On January 24, 2010, Genesis entered into a joint venture contract with Beijing Hainachuan Auto Parts Co., Ltd., to establish a joint venture company, Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong”, to design, develop and manufacture both hydraulic and electric power steering systems and parts. On October 19, 2010, both parties agreed to change the Joint venture company’s investor into Hengsheng from Genesis, and left the other terms of the joint venture contract unchanged. Under PRC laws, the establishment of Beijing Henglong and the effectiveness of the equity joint venture contract are subject to approval by Administration For Industry and Commerce in Beijing.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

( b )	CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

As of September 30, 2010, approximately 15.3% of sales were to Xi’an BYD Electric Car Co., Ltd,; and approximately 11.7% were to Chery Automobile Corporation Limited, the Company’s two largest customers.

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

The Company’s management controls approximately 73.5 % of its outstanding common stock and may have conflicts of interest with its minority stockholders.

Members of the Company’s management beneficially own approximately 73.5% of the outstanding shares of its common stock. As a result, these majority stockholders have control over decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders, which could result in the approval of transactions that might not maximize stockholders’ value. Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to its management team and control the outcome of matters submitted to a vote of the holders of its common stock. The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders. The Company regularly engages in transactions with entities controlled by one of more of its officers and directors.

Covenants contained in the Securities Purchase Agreement and the Senior Convertible Notes may restrict the Company’s operating flexibility.

There is a limited public float of the Company’s common stock, which can result in its stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock or derivative securities.

There is a limited public float of the Company’s common stock. Of the Company’s outstanding common stock, approximately 25.0% is considered part of the public float. The term “public float” refers to shares freely and actively tradable on the NASDAQ Global Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act. As a result of the limited public float and the limited trading volume on some days, the market price of the Company’s common stock can be volatile, and relatively small changes in the demand for or supply of the Company’s common stock can have a disproportionate effect on the market price for its common stock. This stock price volatility could prevent a security holder seeking to sell the Company’s common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

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

Because the Chinese legal system is not fully developed, the Company’s and the security holders’ legal protections may be limited.

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: November 9, 2010	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: November 9, 2010	By:	/s/ Jie Li
Jie Li
Chief Financial Officer