Form 10-K/A
period 2009-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2011-06-24
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2009

or

☐	TRANSITION RE PORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____________ to ____________

Commission File Number 000-33123

CHINA AUTOMOTIVE SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0885775
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 1 Henglong Road, Yu Qiao Development Zone Shashi District, Jing Zhou City Hubei Province, China	434000
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’ s Telephone Number, Including Area Code)   (86) 716-8329196

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☐   No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The Company has 28,083,534 shares of Common Stock outstanding as of June 24, 2011.

CHINA AUTOMOTIVE SYSTEMS, INC.

FORM 10-K/A

EXPLANATORY NOTE
Restatement of Consolidated Financial Statements

On March 17, 2011, China Automotive Systems, Inc. (the “Company”) announced that it had identified historical accounting errors relating to the accounting treatment of the Company’s convertible notes issued on February 15, 2008 (the “Convertible Notes”). The accounting errors have resulted in the misstatement of certain charges arising from fair value adjustments and other changes to derivative liabilities since the first quarter of 2009. The Company has no evidence that the errors resulted from any fraud or intentional misconduct.

The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. The Company’s review determined that the errors resulted from the Company’s failure to properly apply the requirements of Accounting Standard Codification (ASC) 815 (“ASC 815”), which changed the accounting treatment of convertible notes effective January 1, 2009. Additionally, management has also identified accounting errors in accumulated depreciation, deferred tax assets and accrued payroll and its related cost. These flaws represented material weaknesses in the Company’s internal controls over financial reporting as of December 31, 2008 and 2009. Management identified the accounting errors in connection with the 2010 annual audit procedures undertaken by the Company’s newly engaged independent registered public accounting firm, PricewaterhouseCoopers Zhong Tian CPAs Limited Company.

The Company’s review was overseen by the audit committee of the board of directors of the Company (“Audit Committee”) with the assistance of management and accounting consultants engaged by management. The Audit Committee concluded on March 12, 2011 that the Company’s previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2009, and related auditors’ report, and unaudited interim consolidated financial statements as of and for the quarterly periods ended March 31, June 30 and September 30, 2010, should no longer be relied upon because of these errors in the financial statements. The Company’s board of directors agreed with the Audit Committee’s conclusions. After analyzing the size and timing of the errors, the Company determined that, in the aggregate, the errors were material and would require the Company to restate certain of its previously issued financial statements.

As more fully described in Note 2 to the accompanying restated consolidated financial statements for the fiscal year ended December 31, 2009, the Company has restated its consolidated financial statements and the related disclosures for the fiscal year ended December 31, 2009, including restated comparative financial statements for 2008. Specifically, the Company has restated its consolidated balance sheets and the related consolidated statements of income, statements of changes in stockholders’ equity and statements of cash flows as of and for the year ended December 31, 2009, including restated comparative financial statements for 2008. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 has been updated to reflect the effects of the restatement.

In addition, the Company has also corrected other errors in its previously filed Annual Report on Form 10-K for the year ended December 31, 2009, including its consolidated financial statements, for matters related to the following previously reported items: cost of sales and sales expenses due to the reclassification of  warranty expenses, accrued payroll and related costs, financial expenses and related liabilities related to the Convertible Notes, income tax and deferred tax assets. Also, retained earnings and non-controlling equity as at January 1, 2008 were increased by $225,471 and $7,801, respectively, as a result of adjustments to accumulated depreciation and deferred tax assets previously reported and accrued payroll and related costs.

The effect of the adjustments included a decrease of $49,855,134 in net income attributable to parent company for the year ended December 31, 2009, including a decrease of $43,698,892 resulting from loss on the change in fair value of derivative liabilities, a decrease of $5,897,514 from adjustment to financial expenses related to the Convertible Notes and a decrease of $258,728 from adjustments to other items. For the year ended December 31, 2008, the effect of the adjustments included a decrease of $2,191,111 in net income attributable to parent company, including a decrease of $1,752,495 resulting from the increase in financial expenses related to the Convertible Notes, a decrease of $201,365 from adjustments to the change in fair value of derivative liabilities and a decrease of $237,251 from adjustments to other items.

The Company reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that assessment, management identified control deficiencies that constituted material weaknesses and, accordingly, has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009. For a description of the material weaknesses identified by management as a result of this review and management’s plan to remediate those material weaknesses, see “Part II—Item 9A—Controls and Procedures.”

Except as discussed above, the Company has not modified or updated disclosures presented in its annual report on Form 10-K for the period ended December 31, 2009 filed with the Securities and Exchange Commission on March 25, 2010 (the “Original Filing”), except as required to reflect the effects of the restatement. Accordingly, this amended annual report does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing. References to this “annual report on Form 10-K,” this “annual report on Form 10-K/A” and this “amended annual report on Form 10-K/A” herein shall refer to the Original Filing as amended by this amended annual report on Form 10-K/A. The following items have been amended as a result of the restatement:

Part I	Item 1A.	Risk Factors
Part II	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part III	Item 8.	Financial Statements and Supplementary Data;
Part III	Item 9A.	Controls and Procedures; and
Part IV	Item 15.	Exhibits, Financial Statement Schedules.

Cautionary Statement

This Amendment No. 1 to the Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-K/A is filed, and the Company does not intend to update any of the forward-looking statements after the date this amended Annual Report on Form 10-K/A is filed to confirm these statements to actual results, unless required by law.

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

BUSINESS OVERVIEW

Unless the context indicates otherwise, the Company uses the terms “the Company”, “we”, “our” and “us” to refer to Genesis and China Automotive collectively on a consolidated basis. The Company is a holding company and has no significant business operations or assets other than its interest in Genesis. Through Genesis, the Company manufactures power steering systems and other component parts for automobiles. All operations are conducted through seven Sino-foreign joint ventures in China and wholly-owned subsidiaries, Hengsheng and Henglong USA set forth below is an organizational chart as at December 31, 2009.

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
↓80.00%
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

The Company primarily sells its products to the above-mentioned original equipment manufacturing, “OEM” customers; it also has excellent relationships with them, including as their first-ranking supplier and developer for new product development for new models. While the Company intends to continue to focus on retaining and winning this business, it cannot ensure that it will succeed in doing so. It is difficult to keep these contracts as a result of severe price competition and customers’ diversification of their supply base. The Company’s business would be materially and adversely affected if it loses one or more of these major customers.

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

As of December 31, 2009, each of Henglong and Jiulong, Shenyang, Zhejiang, Wuhu, Jielong, and Hengsheng has a manufacturing and administration area of 278,092 square meters, 35,354 square meters, 320,000 square meters, 83,700 square meters, 105,735 square meters, and 170,520 square meters, respectively.

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

Risks Related to the Company ` s Business and Industry

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

The automobile parts industry is a highly competitive business. Criteria for the Company’s customers include:

•	Quality ;
•	Price/cost competitiveness;
•	System and product performance;
•	Reliability and timeliness of delivery;
•	New product and technology development capability;
•	Excellence and flexibility in operations;
•	Degree of global and local presence;
•	Effectiveness of customer service; and
•	Overall management capability.

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

Recently, pricing pressure from automobile manufacturers has been prevalent in the automotive parts industry in China. Virtually all vehicle manufacturers seek price reductions each year. Although the Company has tried to reduce costs and resist price reductions, these reductions have impacted the Company’s sales and profit margins. If the Company cannot offset continued price reductions through improved operating efficiencies and reduced expenditures, price reductions will have a material adverse effect on the Company's results of operations.

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

Failure to achieve and maintain effective internal control over financial reporting could have a material adverse effect on the Company’s business, results of operations and the trading price of its shares.

The Company is subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, the “SEC,” as required by Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring public companies to include a report of management in its annual report that contains an assessment by management of the effectiveness of such company’s internal control over financial reporting. The Company’s management has conducted an evaluation of the effectiveness of its internal control over financial reporting and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009 and material weaknesses were noted due to: 1) not having sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues, and to prepare and review financial statements and related disclosures under U.S. GAAP; and 2) not having formalized closing procedures and adequate period-end review procedures to ensure a) proper preparation of the period-end financial statement closing entries and b) consistency of application of accounting policies and completeness and accuracy of the financial statement disclosures. If the Company fails to maintain the effectiveness or fails to remediate the deficiencies of its internal control over financial reporting, the Company may not be able to conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act.

Effective internal controls are necessary for the Company to produce reliable financial reports. For the deficiencies identified in this fiscal year, the Company’s management team is evaluating remediation measures that can be undertaken to address these material weaknesses and will continue such evaluation so that it may institute a comprehensive remediation plan in order to maintain effective internal control over financial reporting. Any failure to achieve and maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of the Company’s financial statements, which in turn could negatively impact the trading price of the Company’s shares. Furthermore, the Company may need to incur additional costs and use additional management and other resources in an effort to comply with Section 404 of the Sarbanes-Oxley Act and other requirements going forward.

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

ITEM 2.   PROPERTIES.

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

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of its current management. This report includes forward-looking statements. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. The Company’s expectations are as of the date this Form 10-K/A is filed, and the Company does not intend to update any of the forward-looking statements after the date this amended Annual Report on Form 10-K/A is filed to confirm these statements to actual results, unless required by law.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K/A.

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On March 17, 2011, the Company announced that it had identified historical accounting errors relating to the accounting treatment of the Company’s Convertible Notes. The accounting errors have resulted in the misstatement of certain charges arising from fair value adjustments and other changes to derivative liabilities since the first quarter of 2009. The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. The Company’s review determined that the errors resulted from the Company’s failure to properly apply the requirements of Accounting Standard Codification (ASC) 815 (“ASC 815”), with respect to the conversion feature embedded in the convertible notes, effective January 1, 2009. Additionally, management has also identified accounting errors in accumulated depreciation and deferred tax assets reported and accrued payroll and related costs. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. After analyzing the size and timing of the errors, the Company determined that, in the aggregate, the errors were material and would require the Company to restate certain of its previously issued financial statements, including its previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2009, including restated comparative financial statements for 2008, and related auditors’ report, and unaudited interim consolidated financial statements as of and for the quarterly periods ended March 31, June 30 and September 30, 2010.

The effects of the restatement on selected income statement line items for the years ended December 31, 2009 and 2008, are as follows:

	Increase/(Decrease) in income statement line items
	2009	2008
Cost of Sales	$10,925,094	$5,788,628
Gross profit	(10,925,094)	(5,788,628)
Selling expenses	(10,192,837)	(5,861,783)
Financial income (expenses)	(5,897,514)	(1,752,495)
Gain on change in fair value of derivative	(43,698,892)	(201,365)
Income before income taxes	(50,328,663)	(1,880,705)
Income taxes	(390,462)	269,953
Net income attributable to parent company	(49,855,134)	(2,191,111)

Income per share – basic	(1.85)	(0.13)
Income per share – diluted	$(1.76)	$(0.11)

RESULTS OF OPERATIONS: 2009 (AS RESTATED) VERSUS 2008 (AS RESTATED)

NET SALES AND COST OF SALES

 For the years ended December 31, 2009 and 2008, net sales and cost of sales are summarized as follows:

	Net Sales				Cost of sales
	2009	2008	Change		2009 As Restated	2008 As Restated	Change
Henglong	$153,459,876	$92,991,655	$60,468,221	65.0%	$112,141,910	$66,713,130	$45,428,780	68.1%
Jiulong	61,613,116	42,708,266	18,904,850	44.3	53,368,639	36,518,790	16,849,849	46.1
Shenyang	32,492,844	25,007,497	7,485,347	29.9	27,051,979	20,745,291	6,306,688	30.4
Zhejiang	24,193,366	15,778,456	8,414,910	53.3	18,926,080	11,532,146	7,393,934	64.1
Wuhu	26,496,148	19,953,632	6,542,516	32.8	25,769,456	19,564,043	6,205,413	31.7
Other Sectors	10,806,533	901,474	9,905,059	1098.8	7,955,758	271,271	7,684,487	2832.8
Other(1)	(53,464,330)	(34,161,694)	(19,302,636)	56.5	(51,358,895)	(33,635,458)	(17,723,437)	52.7
Total	$255,597,553	$163,179,286	$92,418,267	56.6%	$193,854,927	$121,709,213	$72,145,714	59.3%
(1) Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

NET SALES

Net sales were $255,597,553 for the year ended December 31, 2009, compared with $163,179,286 for the year ended December 31, 2008, an increase of $92,418,267, or 56.6%, mainly due to the increases in the income of Chinese residents and significant government investment leading to an increase in the sales of passenger vehicles and commercial vehicles, and the resultant increase in the Company’s sales of steering gear and pumps; the Company has raised the technological contents in, and production efficiency of, its products as a result of technological improvement to its production lines, allowing the Company to reduce costs and, correspondingly, its sales prices which led to increased sales volumes.

Net sales for Henglong was $153,459,876 for the year ended December 31, 2009, compared with $92,991,655 for the year ended December 31, 2008, representing an increase of $60,468,221, or 65.0%. The net sales increase was mainly due to increased sale volumes with a sales increase of $69,715,775, decreased sales price with a sales decrease of 9,947,637, and the effect of foreign currency translation with a sales increase of $700,083.

Net sales for Jiulong was $61,613,116 for the year ended December 31, 2009, compared with $42,708,266 for the year ended December 31, 2008, representing an increase of $18,904,850, or 44.3%. The net sales increase was mainly due to increased sale volumes with a sales increase of $18,404,951, increased sales price with a sales increase of $130,078, and the effect of foreign currency translation with a sales increase of $369,821.

Net sales for Shenyang was $32,492,844 for the year ended December 31, 2009, compared with $25,007,497 for the year ended December 31, 2008, representing an increase of $7,485,347, or 29.9%. The net sales increase was mainly due to increased sale volumes with a sales increase of $8,377,434, decreased sales price with a sales decrease of $1,080,739, and the effect of foreign currency translation with a sales increase of $188,652.

Net sales for Zhejiang was $24,193,366 for the year ended December 31, 2009, compared with $15,778,456 for the year ended December 31, 2008, representing an increase of $8,414,910, or 53.3%. The net sales increase was mainly due to increased sale volumes with a sales increase of $10,805,036 and decreased sales price with a sales decrease of $2,509,713 and the effect of foreign currency translation with a sales increase of $119,587.

Net sales for Wuhu was $26,496,148 for the year ended December 31, 2009, compared with $19,953,632 for the year ended December 31, 2008, representing an increase of $6,542,516, or 32.8%. The net sales increase was mainly due to increased sale volumes with a sales increase of $7,529,848 and decreased sales price with a sales decrease of $1,316,608 and the effect of foreign currency translation with a sales increase of $329,276.

Net sales for Other Sectors was $10,806,533 for the year ended December 31, 2009, compared with $901,474 for the year ended December 31, 2008, representing an increase of $9,905,059 or 1,098.8%. Net sales increased mainly due to the development of new market. For the U.S. market, net sales for Other Sectors was $6,430,000 in 2009, compared with $490,000 in 2008, representing an increase of $5,940,000; for the China market, net sales for Other Sectors was $4,380,000 in 2009, compared with $410,000 in 2008, representing an increase of $3,970,000.

COST OF SALES

For the year ended December 31, 2009, the cost of sales was $193,854,927, compared with $121,709,213 for the same period of 2008, an increase of $72,145,714, or 59.3%, mainly due to the increase of sales.

Cost of sales for Henglong was $112,141,910 for the year ended December 31, 2009, compared with $66,713,130 for the year ended December 31, 2008, representing an increase of $45,428,780, or 68.1%. The cost of sales increase was mainly due to increased sale volumes with a cost of sales increase of $49,863,805, decreased unit price with a cost of sales decrease of $4,926,540, and the effect of foreign currency translation with a cost increase of $491,515.

Cost of sales for Jiulong was $53,368,639 for the year ended December 31, 2009, compared with $36,518,790 for the year ended December 31, 2008, representing an increase of $16,849,849, or 46.1%. The cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $16,694,668, decreased unit price with a cost of sales decrease of $149,951, and the effect of foreign currency translation with a cost increase of $305,132.

Cost of sales for Shenyang was $27,051,979 for the year ended December 31, 2009, compared with $20,745,291 for the year ended December 31, 2008, representing an increase of $6,306,688, or 30.4%. The cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $7,220,078, decreased unit price with a cost of sales decrease of $1,067,236, and the effect of foreign currency translation with a cost increase of $153,846.

Cost of sales for Zhejiang was $18,926,080 for the year ended December 31, 2009, compared with $11,532,146 for the year ended December 31, 2008, representing an increase of $7,393,934, or 64.1%. The cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $8.039,211, decreased unit price with a cost of sales decrease of $726,987, and the effect of foreign currency translation with a cost increase of $81,710.

Cost of sales for Wuhu was $25,769,456 for the year ended December 31, 2009, compared with $19,564,043 for the year ended December 31, 2008, representing an increase of $6,205,413, or 31.7%. The cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $6,879,711, decreased unit price with a cost of sales decrease of $714,992, and the effect of foreign currency translation with a cost increase of $40,694.

Cost of sales for Other Sectors was $7,955,758 for the year ended December 31, 2009, compared with $271,271 for the year ended December 31, 2008, representing an increase of $7,684,487, or 2832.8%. The cost of sales increase was mainly due to increased sales.

Gross margin was 24.2% for the year ended December 31, 2009, a decrease of 1.3% from 25.4% for the same period of 2008, primarily due to declines in unit cost in excess of sales price reductions.

GAIN ON OTHER SALES

Gain on other sales consisted of net amount retained from sales of materials and other assets. For the year ended December 31, 2009, gain on other sales was $838,505, compared to $734,063 for the year ended December 31, 2008, an increase of $104,442, or 14.2%, due to increased sales of materials.

SELLING EXPENSES

For the years ended December 31, 2009 and 2008, selling expenses are summarized as follows:

	Years Ended December 31
	2009 As Restated	2008 As Restated	Increase (Decrease)	Percentage
Salaries and wages	$2,563,384	$1,413,708	$1,149,676	81.3%
Office expense	841,748	861,838	(20,090)	-2.3
Transportation expense	3,703,818	2,158,793	1,545,025	71.6
Rent expense	699,206	384,167	315,039	82.0
Other expense	84,384	189,372	(104,988)	-55.4
Total	$7,892,540	$5,007,878	$2,884,662	57.6%

Selling expenses were $7,892,540 for the year ended December 31, 2009, compared to $5,007,878 for 2008, an increase of $2,884,662, or 57.6%. Major items that increased greatly in 2009 compared to 2008 were salaries and wages, transportation expense, and rent expenses. The major item that decreased greatly was other expenses.

The salaries of salesmen were indexed with their selling performance. During 2009, sales had a 56.6% increase over 2008, correspondingly increasing the salaries of salesmen.

The increase in transportation expense was due to increased sales and a rise in the price of oil, which led to increases in domestic transportation prices.

The increase in rent expense was due to increased marketing activities, which led to increases in the area of product warehouses and offices in different places.

The decrease in other expenses was mainly due to the Company strengthening the control of material consumption in the marketing activities in 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

For the years ended December 31, 2009 and 2008, general and administrative expenses are summarized as follows:

	Years Ended December 31
	2009	2008	Increase (Decrease)	Percentage
Salaries and wages	$4,623,631	$4,105,613	$518,018	12.6%
Labor insurance expenses	2,123,071	1,667,287	455,784	27.3
Maintenance and repair expenses	1,214,160	1,268,055	(53,895)	-4.3
Taxes	1,120,948	690,918	430,030	62.2
Provision for bad debts	120,483	989,584	(869,101)	-87.8
Office expense	1,189,475	1,403,241	(213,766)	-15.2
Depreciation and amortization expense	2,955,159	5,846,290	(2,891,131)	-49.5
Listing expenses	1,589,236	1,624,161	(34,925)	-2.2
Others expenses	258,863	348,641	(89,778)	-25.8
Total	$15,195,026	$17,943,790	$(2,748,764)	-15.3%

General and administrative expenses were $15,195,026 for the year ended December 31, 2009, compared to $17,943,790 for the year ended December 31, 2008, a decrease of $2,748,764, or 15.3%.

The expense items that significantly increased in 2009 compared to 2008 were salaries and wages, labor insurance expenses, and tax expenses. The expense items that significantly decreased were office expenses and provision for bad debts expenses.

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

The decrease in office expenses has resulted from the control of such expenses by the Company’s management in 2009.

The Company recorded provision for bad debts based on aging of accounts receivable and specific identification method. The decrease in provision for bad debts in 2009 was mainly due to domestic automobile manufacturers beginning to recover from the financial crisis in 2008 under the support of a series of government policies, and improving their financial situation, and paying the Company under their credit terms, thus decreasing the accounts receivable that exceed the credit terms.

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

INCOME FROM OPERATIONS

Income from operations was $36,932,395 for the year ended December 31, 2009, compared to $16,996,576 for the year ended December 31, 2008, an increase of $19,935,819, or 117.3%, mainly consisting of an increase of $20,272,553, or 48.9%, in gross profit, an increase of $104,442, or 14.2%, in net sales from materials and others, and a decrease of operating income of $441,178, or 1.8%, as a result of increased operating expenses.

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

The Chinese Government also provided incentives to foreign investors for setting up technologically advanced enterprises in China. During 2008, Genesis, a foreign investor, has received $802,331 for re-investment in Jiulong and Henglong with profit distribution because these two entities were technologically advanced enterprises entitled to such subsidies.

Since such government subsidy is similar to an investment income, the Company has recorded it as other income.

FINANCIAL EXPENSES

Financial expenses were $7,883,714 for the year ended December 31, 2009, compared to financial expenses of $3,048,713 for 2008, an increase of $4,835,001, or 158.6%, primarily as a result of an increase in interest expense. Convertible Notes holders are entitled to require the Company to redeem all or any portion of the Convertible Notes in cash, if the weighted average price, “WAP,” is less than $3.187 for twenty (20) consecutive trading days at any time following February 15, 2009. In March 2009, due to a default on the WAP under the aforesaid contractual provision, the “WAP Default,” the Company accrued approximately $3,900,000 of remaining discount on Convertible Notes immediately and accrued an additional $520,000 of interest expenses (see note 14).

GAIN (LOSS) ON CHANGE IN FAIR VALUE OF DERIVATIVE

During the year ended December 31, 2009, the loss on change in fair value of the derivatives embedded in the convertible notes was $43,074,327, as compared to gain on change in fair value of the derivatives of $796,649 for the year ended December 31, 2008, a decrease of $43,870,976.

During the year ended December 31, 2009, the loss on change in fair value of the derivatives resulted from the change in fair value of the compound embedded derivatives in the convertible notes payable.

During the year ended December 31, 2008, the gain on change in fair value of the derivatives resulted from the change in fair value of warrants liabilities.

During the year ended December 31, 2009, the increase in loss on change in fair value of derivatives was primarily due to the increase in the intrinsic value of the embedded conversion feature in the Convertible Notes payable as a result of the increase in the market price of the Company’s common stock which rose from $3.39 at the beginning of 2009 to $18.71 at December 31, 2009. Upon the adoption of ASC 815 on January 1, 2009, the Company is required to bifurcate the embedded conversion feature on the Convertible Note payable.

During the year ended December 31, 2008, as the conversion option was not bifurcated, the only derivative liabilities were warrants liabilities. The significant decrease in the fair value of warrants liabilities was due to a reduced remaining term and the fact that the stock price ($3.39) of the Company on the report date was much lower than the warrants exercise price (see note 16).

INCOME (LOSS) BEFORE INCOME TAXES

Loss before income taxes was $13,931,112 for the year ended December 31, 2009, compared to income before income tax of $15,811,821 for the year ended December 31, 2008, a decrease of $29,742,933, or 188.1%, consisting of increased income from operations of $19,935,819, decreased other income of $972,775, increased finance expenses of $4,835,001, and increased loss on change in fair value of derivative of $43,870,976.

INCOME TAXES

Income tax expense was $4,720,013 for the year ended December 31, 2009, compared to $455,830 for the year ended December 31, 2008, an increase of $4,264,183, mainly because of: (1) an increase in income before income tax in the PRC market that was not offset by losses before income tax in the U.S. market and the Company made a provision for deferred income tax assets in the U.S., (2) while there was a loss before income tax in the U.S. mainly due to a change in the fair value of convertible notes; the Company cannot recognize such loss as a deferred income tax asset or a tax benefit as if it was a permanent change; and (3) a decrease of foreign government tax return. For a full reconciliation of the Company’s effective tax rate to the US federal statutory rate of 35% and further explanation of the Company’s provision for taxes, see Note 29 to the consolidated financial statements in Item 8, which is incorporated herein by reference.

 NET INCOME

Net loss was $18,651,125 for the year ended December 31, 2009, compared to net income of $15,355,991 for the year ended December 31, 2008, a decrease of $34,007,116, consisting of decreased income before income taxes of $29,742,933, and an increase of $4,264,183 due to increased income tax expenses.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

The Company recorded net income attributable to noncontrolling interests of $7,789,746 for the year ended December 31, 2009, compared to $5,111,861 for the year ended December 31, 2008, an increase of $2,677,885, or 52.4%.

The Company owns different equity interests in eight Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these Foreign Investment Enterprises were consolidated in the Company’s financial statements as of December 31, 2009 and 2008. The Company records the net income attributable to noncontrolling interests of the respective Sino-foreign joint ventures for each period.

In 2009, net income attributable to noncontrolling interests has increased compared to 2008, primarily resulting from increased net income of joint ventures.

NET INCOME ATTRIBUTABLE TO PARENT COMPANY

Net loss attributable to parent company was $26,440,871 for the year ended December 31, 2009, compared to net income attributable to parent company of $10,224,130 for the year ended December 31, 2008, a decrease of $36,685,001, consisting of decreased net income of $34,007,116, and an increased net income attributable to noncontrolling interests of $2,677,885.

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

The Company had working capital of $12,486,023 as of December 31, 2009, compared to $41,805,919 as of December 31, 2008, a decrease of $29,319,896, or 70.1%, mainly because of an increase of operating results by $14,796,662, and a decrease of loss on change in fair value of derivative by $43,074,327, offset by increase in payables, including liabilities associated with the convertible notes.

Capital source:

The Company’s capital source is multifaceted, such as bank loans and banker’s acceptance bill facilities. In financing activities and operation activities, the Company’s banks require the Company to sign documents to repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of its line of credit agreement, such one year facilities can be extended for another year.

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

On February 15, 2008, the Company issued $35,000,000 of convertible notes to Lehman Brothers Commercial Corporation Asia Limited, LBCCA, and YA Global Investments, L.P., YA Global, maturing in 5 years. According to the terms of the Senior Convertible Notes (as described in Note 14 of the financial statement), convertible notes may be required to be repaid in cash on or prior to their maturity.  For example, Convertible Note holders are entitled to require the Company redeem all or any portion of the Convertible Notes in cash, if the Weighted Average Price (WAP) for twenty (20) consecutive trading days is less than $3.187 at any time following February 15, 2009, the “WAP Default”, by delivering written redemption notice to the Company within five (5) business days after the receipt of the Company’s notice of the WAP Default.

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

 (a)  Bank arrangements

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term bank loan	$5,125,802	$5,125,802	$-	$-	$-
Notes payable	38,041,602	38,041,602	-	-	-
Convertible notes payable	30,000,000	30,000,000	-	-	-
Interest and make-whole on Convertible Notes	5,750,000	5,750,000	-	-	-
Other contractual purchase commitments, including information technology	10,788,625	10,006,373	782,252	-	-
Total	$89,706,029	$88,923,777	$782,252	$-	$-

Short-term bank loans:

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of December 31, 2009.

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of Payment	Amount Payable on Due Date
Bank of China	Working Capital	10-Nov-09	1	5.31%	Pay monthly	10-Nov-10	$2,196,772
China Merchants Bank	Working Capital	5-May-09	1	5.31%	Pay monthly	5-Apr-10	2,196,772
Guangdong Development Bank	Working Capital	18-Sep-09	0.5	4.86%	Pay monthly	24-Mar-10	732,258
	Total						$5,125,802

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

The Company must use the notes payable for the purpose described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of December 31, 2009, and will continue to comply with them.

The Company had approximately $10,788,625 of capital commitment as of December 31, 2009, arising from equipment purchases for expanding production capacity. The Company intends to pay $10,006,373 in 2010 using its working capital. Management believes that it will not have a material adverse effect on the Company’s liquidity.

Cash flows:

(a)  Operating activities

Net cash generated from operations during the year ended December 31, 2009 was $34,956,534, compared with $16,373,965 for the year of 2008, an increase of $18,582,569, primarily due to increased income from operations.

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

COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual payment obligations and commitments as of December 31, 2009:

	Payment Obligations by Period
	2010	2011	2012	2013	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$—	$—	$—	$220,000
Obligations for purchasing agreements	9,896,373	672,252	—	—	—	10,568,625
Interest and make-whole on Convertible Notes	5,751,270	—	—	—	—	5,751,270
Total	$15,757,643	$782,252	$—	$—	$—	$16,539,895

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 4 to the accompanying Consolidated Financial Statements under Item 15 of this amended Annual Report on Form 10-K/A for a discussion of recent accounting pronouncements.

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
			The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	• VM (Vehicle Manufacturer) sourcing • VM policy decisions regarding warranty claims *VM

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments
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
The Company uses Black-Scholes option pricing model to determine fair value of warrant; uses Monte Carlo simulation (“MCS”) valuation techniques to determine fair value of compound derivative liabilities
• Volatility • Risk-free rate • interest market risk • Credit risk • Redemption activities before maturity

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

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)  FINANCIAL STATEMENTS

The following financial statements are set forth at the end hereof.

1.	Report of Independent Auditors

2.	Consolidated Balance Sheets as of December 31, 2009 and 2008

3.	Consolidated Statements of Income/(Loss) for the years ended December 31, 2009 and 2008

4.	Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2009 and 2008

5.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008

6.	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

7.	Notes to Consolidated Financial Statements

(b) Selected quarterly financial data for the past two years are summarized in the following table:

	Quarterly Results of Operations
	First		Second		Third		Fourth
	2009 As Restated	2008 As Restated	2009 As Restated	2008 As Restated	2009 As Restated	2008 As Restated	2009 As Restated	2008 As Restated
Net Sales	$44,697,446	$41,467,043	$62,484,279	$46,508,340	$64,654,369	$36,936,755	$83,761,459	$38,267,148
Gross Profit	10,903,345	10,923,526	16,305,928	12,956,177	15,485,743	8,635,975	19,047,610	8,954,395
Operating Income	7,092,507	6,784,664	11,660,281	5,477,887	9,654,436	3,697,416	8,525,170	1,036,611
Net Income	1,901,559	6,012,133	9,925,476	5,150,211	(8,023,843)	3,125,371	(22,454,317)	1,068,276
Net income attributable to noncontrolling interest	1,383,697	1,750,247	2,653,651	1,685,003	2,036,762	983,480	1,715,636	693,131
Net income attributable to Parent company	517,862	4,261,886	7,271,825	3,465,208	(10,060,605)	2,141,891	(24,169,953)	375,145
Earnings Per Share attributable to Parent company
Basic	$0.02	$0.16	$0.23	$0.12	$(0.37)	$0.07	$(0.89)	$0.01
Diluted	$0.02	$0.16	$0.23	$0.12	$(0.37)	$0.07	$(0.89)	$0.01

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(A)  Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-K/A, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

(B) Management’s report on internal control over financial reporting

Management of the Company, under the supervision of the chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting.

Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that:

a.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

b.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with appropriate authorization of the Company’s management and board of directors; and

c.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management, under the supervision and with the participation of the chief executive officer and chief financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

On March 17, 2011, the Company announced that it had identified historical accounting errors relating to the accounting treatment of the Company’s Convertible Notes. The accounting errors have resulted in the misstatement of certain charges arising from fair value adjustments and other changes to derivative liabilities since the first quarter of 2009. The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. The Company’s review determined that the errors resulted from the Company’s failure to properly apply the requirements of Accounting Standard Codification (ASC) 815 (“ASC 815”), with respect to the conversion feature embedded in the convertible notes, effective January 1, 2009. Additionally, management has also identified accounting errors in accumulated depreciation and deferred tax assets reported and accrued payroll and related costs. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. After analyzing the size and timing of the errors, the Company determined that, in the aggregate, the errors were material and would require the Company to restate certain of its previously issued financial statements, including its previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2009, including restated comparative financial statements for 2008, and related auditors’ report, and unaudited interim consolidated financial statements as of and for the quarterly periods ended March 31, June 30 and September 30, 2010.

The following material weaknesses in internal control over financial reporting have been identified as of December 31, 2009.

1.
The Company did not have sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues, and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, the Company's controls did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts, including, but not limited to, accounting and disclosure for the convertible notes and accounting for deferred taxes.

2.
The Company did not have formalized closing procedures and adequate period-end review procedures to ensure a) proper preparation of the period-end financial statement closing entries and b) consistency of application of accounting policies and completeness and accuracy of the financial statement disclosures. Specifically, the Company's controls did not operate effectively to ensure the appropriate and timely analysis and monitoring of the underlying information relating to its period-end financial reporting process and preparation of its consolidated financial statements.

These flaws represented material weaknesses in the Company’s internal control over financial reporting as of December 31, 2009. For these reasons, Messrs. Wu and Li concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009.

In order to address the material weaknesses identified above, the Company has taken certain remedial action to strengthen its internal control over financial reporting. The Company has: (a) engaged external consulting professionals in the area of accounting advisory to assist it in reviewing the accounting treatment of the convertible notes; (b) performed additional review of period-end closing procedures by conducting a detailed and extensive review of non-routine and complex transactions and agreements, and carried out more comprehensive accounting reconciliation processes; and (c) required the finance team to perform extensive research to enhance their knowledge on the relevant U.S. GAAP interpretations and application, including, but not limited to, accounting and disclosure for the convertible notes and accounting for deferred taxes. The Company also plans to: (a) hire key individuals in the corporate accounting function with in-depth knowledge and experience in U.S. GAAP; (b) provide more training on U.S. GAAP to accounting and other relevant personnel; and (c) establish and develop comprehensive financial period-end closing procedures to ensure the proper preparation of quarterly and annual consolidated financial statements, note disclosures and related information in compliance with accounting standards and guidance.

Management believes that the measures described above will satisfactorily address the referenced material weaknesses. Under the direction of the Audit Committee, management will continue to review and make necessary changes to the system of internal controls and the control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(C)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Yijun Xia has served as VP of the Company since December 2009. He has also served as the general manager of the Henglong since April 2005. Prior to that position he served as the Vice-G.M. of Henglong from December 2002. Mr. Xia graduated from Wuhan University of Water Transportation Engineering with a bachelor degree in Metal Material and Heat Treatment .

Daming Hu has served as the Chief Accounting Officer since September 2007 and had overall charge of the financial report. During March 2003 to August 2007, he served as Chief Financial Officer of the Company. Mr. Hu was the Finance Manager of Jiulong from 1996 to 1999 and Finance Manager of Heng Long from 1999 to 2002. Mr. Hu graduated from Zhongnan University of Economics and Law with a major in accounting.

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

William E. Thomson, CA , has been an Independent Director of the Company since September 2003 and is a member of the Company's Audit, Compensation and Nominating Committees. Mr. Thomson's current additional directorships include: Asia Bio Chem (ABC) (Agriculture); China Armco Metals (Scrap Metal); Score Media Inc. (SCR.TO) (Media); Electrical Contacts Ltd. (industrial); Han Wind Energy (Sustainable Energy); Pure Med Laser (Health Care); Summit Energy Management (Oil & Gas Distribution); Integrated Planning & Solution; Wright Environmental Management Inc. (Waste Management Solutions); YTW Growth Capital Management Corp. (CPC Facilitation); and Greater China Capital Inc. Mr. Thomson’s past directorships include: Open EC Technologies (OCE.V); Asia Media Group Corporation; Atlast Pain & Injury Solutions Inc. (TSX U) (Media); Confederation of Italian Entrepreneurs Worldwide Canada (Health Care); Debt Freedom Canada Inc. (Financial); Elegant Communications Ltd. (Environment); Esna Technologies Inc. (Unified Communications Solutions); Industrial Minerals Inc. (IDSM) (Graphite); JITE Technologies Inc. (JTI) (Electronics); Maxus Technology Corp. (eWaste Solutions); Med-Emerg International Inc. (Health Care); Symtech Canada Ltd. (Communications); The Aurora Fund (Financial); TPI Plastics (Plastics); Wiresmith Ltd. (Industrial) and World Educational Services.

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

The Company has a standing Nominating Committee of the Board of Directors. Director candidates are nominated by the Nominating Committee. The Nominating Committee will consider candidates based upon their business and financial experience, personal characteristics, and expertise that are complementary to the background and experience of other Board members, willingness to devote the required amount of time to carry out the duties and responsibilities of Board membership, willingness to objectively appraise management performance, and any such other qualifications the Nominating Committee deems necessary to ascertain the candidates’ ability to serve on the Board. The Nominating Committee will not consider nominee recommendations from security holders, other than the recommendations received from a security holder or group of security holders that beneficially owned more than five (5) percent of the Company’s outstanding common stock for at least one year as of the date the recommendation is made. Four of the Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Robert Tung, Guangxun Xu, Bruce C. Richardson, and William Thomson serve on the Nominating Committee. Mr. Guangxun Xu is the Chairman of the Nominating Committee.

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

The Board of Directors has adopted a Code of Ethics and Conduct which is applicable to all officers, directors and employees. The Code of Ethics and Conduct is filed as an exhibit to this Form 10-K/A, which incorporates it by reference from the Form 10-KSB for year ended December 31, 2003.

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
(i)	On December 10, 2008, 1/3 of the granted stock option shall be vested and become exercisable
(ii)	On December 10, 2009, another 1/3 of the granted stock option shall be vested and become exercisable
(iii)	On December 10, 2010, remaining 1/3 of the granted stock option shall be vested and become exercisable

In accordance with ASC Topic 718 (formerly SFAS No. 123R), the cost of the above mentioned stock options issued to directors was measured on the grant date based on their fair value. The fair value is determined using the Black-Scholes option pricing model and certain assumptions.  Please see Note 22.

Performance bonus

a.	Grantees: Hanlin Chen, Qizhou Wu, Shengbin Yu, Shaobo Wang, Andy Tse, Jie Li, and Daming Hu;
b.
Conditions: (i) based on the Company’s consolidated financial statements, the year over year growth rates of net sales and net profits for 2009 must exceed 15%; and (ii) the average growth rate of the foregoing indicators must exceed that of the whole industry in 2009 ;

c.	Bonus: 50% of each officer’s annual salary in 2009 .

Awards for performance bonus of $275,000 were accrued in 2009 and have not been paid by the end of 2009.

Outstanding Equity Awards at Fiscal Year-End:
Not Applicable.

The compensation that executive officers received for their services for fiscal year 2009 and 2008 were as follows:

Name and principal position	Year	Salary	Bonus	Stock Awards	Option awards	Non-equity incentive plan Compensation	Change in pension value and non-qualified deferred compensation Earnings	All other Compensation	Total
Hanlin Chen	2009	$150,000	$75,000	$	$—	$—	$—	$—	$225,000
(Chairman)	2008	$150,000	$—	$	$—	$—	$—	$—	$150,000
Qizhou Wu	2009	$100,000	$50,000	$	$—	$—	$—	$—	$150,000
(CEO)	2008	$100,000	$—	$	$—	$—	$—	$—	$100,000
Jie Li	2009	$60,000	$30,000	$	$—	$—	$—	$—	$90,000
(CFO)	2008	$60,000	$—	$	$38,654	$—	$—	$—	$98,654

Compensation for Directors

Based on the number of the board of directors’ service years, workload and performance, the Company decides on their pay. The management believes that the pay for the members of the Board of Directors was appropriate as of December 31, 2009.

The compensation that directors received for serving on the Board of Directors for fiscal year 2009 was as follows:

Name	Fees earned or paid in cash	Stock Awards	Option Awards (1)	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other Compensation (2)	Total
Haimian Cai	$40,000	$-	$65,550	$-	$-	$96,000	$201,550
William E. Thomson	$46,000	$-	$65,550	$-	$-	$-	$111,550
Robert Tung	$40,000	$-	$65,550	$-	$-	$-	$105,550
Guangxun Xu	$-	$-	$-	$-	$-	$-	$-
Bruce C. Richardson	$-	$-	$-	$-	$-	$-	$-

(1)  Other than the cash payment based on the number of a director’s service years, workload and performance, the Company grants 7,500 option awards to each director every year.

In accordance with ASC Topic 220 (formerly SFAS No. 123R), the cost of the above mentioned stock options issued to directors was measured on the grant date based on their fair value. The fair value is determined using the Black-Scholes option pricing model and certain assumptions.  Please see Note 22.

(2)  The cost of the above mentioned compensation paid to directors was measured based on investment, operating, technology, and consulting services they provided.

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

(4)  Excludes 302,354 shares indirectly held by Mr. Chen in Wiselink Holdings Limited. Hanlin Chen, Chairman, owns 55.99% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

For the information required by Item 13 please refer to Consolidated Financial Statements notes 3 and 24 “ Certain Relationships And Related Transactions ” and “ Related Party Transactions ” in the amended Annual Report on Form 10-K/A for the year ended December 31, 2009.

 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees for professional audit services rendered by Schwartz Levitsky Feldman LLP for the audit of the Company’s annual financial statements, and fees billed for other services for the fiscal years 2009 and 2008. The Audit Committee has approved all of the following fees.

	Fiscal Year Ended
	2009	2008
Audit Fees	$265,000	$285,000
Audit-Related Fees(1)	—	24,100
Tax Fees (2)	8,400	8,400
Total Fees Paid	$273,400	$317,500

(1)	Includes accounting and reporting consultations related to financing and internal control procedures.

(2)	Includes fees for service related to tax compliance services, preparation and filing of tax returns and tax consulting services.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Financial Statements/Schedules

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2009 and 2008

3.	Consolidated Statements of Earnings (Operations) for the years ended December 31, 2009 and 2008

4.	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2009 and 2008

5.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008

6.	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

7.	Notes to Consolidated Financial Statements

(b) EXHIBITS

      The following is a list of exhibits filed as part of this amended Annual Report on Form 10-K/A. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

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

10.21
English Translation of the Sino-Foreign Equity Joint Venture Contract dated January 24, 2010 between Great Genesis Holdings Limited and Beijing Hainachuan Auto Parts Co., Ltd. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2009 filed on March 25, 2010)

21	Schedule of Subsidiaries (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2009 filed on March 25, 2010)

23	Consent of Schwartz Levitsky Feldman LLP., Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: June 24, 2011		/s/ Qizhou Wu
	Name:	Qizhou Wu
	Title:	Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 24, 2011		/s/ Hanlin Chen
	Name:	Hanlin Chen
	Title:	Chairman and Director

Dated: June 24, 2011		/s/ Qizhou Wu
	Name:	Qizhou Wu
	Title:	Chief Executive Officer, President and Director

Dated: June 24, 2011		/s/ Jie Li
	Name:	Jie Li
	Title:	Chief Financial Officer

Dated: June 24, 2011		/s/ Daming Hu
	Name:	Daming Hu
	Title	Chief Accounting Officer

Dated: June 24, 2011		/s/ Robert Tung
	Name:	Robert Tung
	Title:	Director

Dated: June 24, 2011		/s/ Guangxun Xu
	Name:	Guangxun Xu
	Title:	Director

Dated: June 24, 2011		/s/ William E. Thomson
	Name:	William E. Thomson
	Title:	Director

Dated: June 24, 2011		/s/ Bruce C. Richardson
	Name:	Bruce C. Richardson
	Title:	Director

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO · MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Automotive Systems, Inc. and Subsidiaries

We have audited the accompanying restated consolidated balance sheets of China Automotive Systems, Inc. and subsidiaries as at December 31, 2009 and 2008 and the related restated consolidated statements of earnings (operations), comprehensive income (loss), cash flows and changes in stockholders’ equity for the years ended December 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the management of China Automotive Systems, Inc.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ Schwartz Levitsky Feldman LLP
“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
March 16, 2010 except for note 2	Licensed Public Accountants
which is as of June 23, 2011

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

China Automotive Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2009 and 2008

	December 31,
	2009	2008
	As Restated– note 2	As Restated– note 2
ASSETS
Current assets:
Cash and cash equivalents	$43,480,176	$37,113,375
Pledged cash deposits (note 5)	12,742,187	6,739,980
Accounts and notes receivable, net, including $ 1,441,939 and $1,285,110 from related parties at December 31, 2009 and 2008 , net of an allowance for doubtful accounts of $5,320,378 and $4,910,478 at December 31, 2009 and 2008 (note 6)	154,863,292	96,424,856
Advance payments and others, including $0 and $9,374 to related parties at December 31, 2009 and 2008	2,413,556	1,442,614
Inventories (note 8)	27,415,697	26,571,755
Current deferred tax assets (note 11)	3,866,353	2,531,609
Total current assets	$244,781,261	$170,824,189
Long-term Assets:
Property, plant and equipment, net (note 9)	$58,529,447	$50,020,390
Intangible assets, net (note 10)	561,389	504,339
Other receivables, net, including $65,416 and $369,365 from related parties on December 31, 2009 and 2008 , net of an allowance for doubtful accounts of $740,110 and $659,837 on December 31, 2009 and 2008 (note 7)	1,064,224	1,349,527
Advance payment for property, plant and equipment, including $2,579,319 and $2,473,320 to related parties on December 31, 2009 and 2008	6,369,043	6,459,510
Long-term investments	79,084	79,010
Non-current deferred tax assets (note 11)	2,998,124	2,651,176
Total assets	$314,382,572	$231,888 ,141
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans (note 12)	$5,125,802	$7,315,717
Accounts and notes payable, including $1,537,827 and $1,097,642 to related parties on December 31, 2009 and 2008 (note 13)	107,495,833	59,246,043
Convertible notes payable, net (note 14)	30,000,000	34,339,807
Compound derivative liabilities (note 15)	45,443,506	—
Customer deposits	1,918,835	236,018
Accrued payroll and related costs	4,578,446	3,519,845
Accrued expenses and other payables (note 16)	22,472,452	14,499,513
Accrued pension costs (note 17)	3,778,187	3,806,519
Taxes payable (note 18)	11,482,177	5,717,438
Amounts due to shareholders/directors (note 19)	-	337,370
Total current liabilities	$232,295,238	$129,018,270
Long-term liabilities:
Advances payable (note 20)	233,941	234,041
Total liabilities	$232,529,179	$129,252,311
Significant concentrations (note 29)
Related party transactions (note 30)
Commitments and contingencies (note 31 )
Subsequent events (note 33)
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares Issued and Outstanding – None	$—	$—
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued and Outstanding – 27,046,244 shares and 26,983,244 shares on December 31, 2009 and 2008 , respectively	2,704	2,698
Additional paid-in capital (note 22)	27,515,064	26,648,154
Retained earnings- (note 23)
Appropriated	8,324,533	7,525,777
Unappropriated	7,685,002	34,060,876
Accumulated other comprehensive income	11,187,733	11,127,505
Total parent company stockholders' equity	54,715,036	79,365,010
Non-controlling interests (note 21 )	27,138,357	23,270,820
Total stockholders' equity	$81,853,393	$102,635,830
Total liabilities and stockholders' equity	$314,382,572	$231,888,141

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Income (Operations)
Years Ended December 31, 2009 and 2008

	Years Ended December 31
	2009	2008
	As Restated– note 2	As Restated– note 2
Net product sales
Unrelated parties	$249,705,389	$158,503,876
Related parties	5,892,164	4,675,410
	255,597,553	163,179,286
Cost of product sold
Unrelated parties	179,856,225	113,807,269
Related parties	13,998,702	7,901,944
	193,854,927	121,709,213
Gross profit	$61,742,626	$41,470,073
Add: Gain on other sales	838,505	734,063
Less: Operating expenses
Selling expenses	7,892,540	5,007,878
General and administrative expenses	15,195,026	17,943,790
R&D expenses	2,561,170	2,255,892
Total Operating expenses	25,648,736	25,207,560
Income from operations	$36,932,395	$16,996,576
Add: Other income, net (note 24)	94,534	1,067,309
Financial income (expenses) (note 25)	(7,883,714)	(3,048,713)
Gain (loss) on change in fair value of derivative (note 26)	(43,074,327)	796,649
Income (loss) before income taxes	(13,931,112)	15,811,821
Less: Income taxes (note 27)	4,720,013	455,830
Net income (loss)	(18,651,125)	15,355,991
Net income (loss) attributable to noncontrolling interest	7,789,746	5,111,861
Net income (loss) attributable to parent company	$(26,440,871)	$10,244,130
Allocation to convertible notes holders	-	(1,328,374)
Net income (loss) attributable to parent company’s common shareholders	$(26,440,871)	$8,915,756
Net income (loss) attributable to parent company’s common shareholders per share –
Basic	$(0.98)	$0.35
Diluted (note 28)	$(0.98)	$0.35
Weighted average number of common shares outstanding –
Basic	26,990,649	25,706,364
Diluted	26,990,649	25,706,453

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2009 and 2008

	Years Ended December 31
	2009	2008
	As Restated– note 2	As Restated– note 2
Net income (loss)	$(18,651,125)	$15,355,991
Other comprehensive income:
Foreign currency translation gain (loss)	82,638	6,571,019
Comprehensive income (loss)	$(18,568,487)	$21,927,010
Comprehensive income attributable to noncontrolling interest	7,812,156	6,544,838
Comprehensive income (loss) attributable to parent company	$(26,380,643)	$15,382,172

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2009 and 2008

					Accumulated	Total parent
		Additional			Other	company		Total
	Common	Paid-in	Retained Earnings		Comprehensive	stockholders’	Non-controlling	stockholders’
	Stock	Capital	Appropriated	Unappropriated	Income (Loss)	Equity	interests	equity

Balance at January 1, 2008 - previously reported	$2,396	$30,125,951	$7,525,777	$23,591,275	$5,989,463	$67,234,862	$23,166,270	$90,401,132
Prior year adjustments to retained earnings	$—	—	—	225,471	—	225,471	7,801	$233.272
Balance at January 1, 2008 - restated	$2,396	$30,125,951	$7,525,777	$23,816,746	$5,989,463	$67,460,333	$23,174,071	$90,634,404
Foreign currency translation gain	–	–	–	–	5,138,042	5,138,042	1,432,977	6,571,019
Issuance of common stock	302	22,089,698	–	–	–	22,090,000	–	22,090,000
Acquisition of the 35.5% equity interest of Henglong	-	(25,912,921)	–	–	–	(25,912,921)	(6,177,079)	(32,090,000)
Appropriation of retained earnings							(1,016,733)	(1,016,733)
Capital contribution							745,723	745,723
Issuance of stock options to independent directors and management	-	345,426	–	–	–	345,426	–	345,426
Net income for the year ended December 31, 2008- restated (note 2)	$–	–	–	10,244,130	–	10,244,130	5,111,861	$15,355,991
Balance at December 31, 2008- restated	$2,698	$26,648,154	$7,525,777	$34,060,876	$11,127,505	$79,365,010	$23,270,820	$102,635,830
Accumulated effect of adopted ASC815-40 (note 23)	–	–	–	863,753	–	863,753	–	863,753
Balance at December 31, 2008 – as further restated	2,698	$26,648,154	$7,525,777	$34,924,629	$11,127,505	$80,228,763	$23,270,820	$103,499,583
Foreign currency translation gain- restated (note 2)	–	–	–	–	60,228	60,228	22,410	82,638
Exercise of stock options	6	420,234	–	–	–	420,240	–	420,240
Issuance of stock options to independent directors and management	-	446,676	–	–	–	446,676	–	446,676
Appropriation of retained earnings	-		798,756	(798,756)	–	–	(3,944,619)	(3,944,619)
Net income (loss) for the year ended December 31, 2009- restated (note 2)	–	–	–	(26,440,871)	–	(26,440,871)	7,789,746	(18,651,125)
Balance at December 31, 2009 - restated	$2,704	$27,515,064	$8,324,533	$7,685,002	$11,187,733	$54,715,036	$27,138,357	$81,853,393

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2009 and 2008

	Years Ended December 31
	2009	2008
	As Restated– note 2	As Restated– note 2
Cash flows from operating activities:
Net income (loss)	$(18,651,125)	$15,355,991
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Stock-based compensation	446,676	345,426
Depreciation and amortization	8,684,169	9,924,992
Deferred income taxes	(1,676,731)	(704,430)
Allowance for impairment of asset	901,680	1,030,738
Amortization for discount of convertible note payable	3,891,148	138,432
(Gain) loss on change in fair value of derivative	43,074,327	(796,649)
Other operating adjustments	(212,106)	2,533
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged cash deposits	(5,994,298)	(1,776,424)
Accounts and notes receivable	(58,735,311)	(9,335,776)
Advance payments and other	(968,719)	(417,973)
Inventories	(817,828)	(4,955,085)
Increase (decrease) in:
Accounts and notes payable	48,178,260	8,319,472
Customer deposits	1,682,384	89,046
Accrued payroll and related costs	1,055,134	(201,499)
Accrued expenses and other payables	8,375,518	3,526,628
Accrued pension costs	(31,847)	(69,998)
Taxes payable	5,755,520	(3,974,905)
Advances payable	(317)	(126,553)
Net cash provided by operating activities	$34,956,534	$16,373,966
Cash flows from investing activities:
(Increase) decrease in other receivables	207,014	(353,834)
Cash received from equipment sales	280,270	368,707
Cash paid to acquire property, plant and equipment	(17,498,957)	(12,245,383)
Cash paid to acquire intangible assets	(324,014)	(125,550)
Cash paid for the acquisition of 35.5% of Henglong equity	-	(10,000,000)
Net cash used in investing activities	$(17,335,687)	$(22,356,060)
Cash flows from financing activities:
Bank loans borrowed	6,590,317	5,545,314
Repayment of bank loans	(8,786,684)	(13,113,011)
Dividends paid to the minority interest holders of Joint-venture companies	(4,176,583)	(6,198,489)
Increase (decrease) in amounts due to shareholders/directors	(337,915)	2,416
Proceeds on exercise of stock options	420,240	-
Capital Contribution from the minority interest holders of Joint-venture companies	-	745,723
Proceeds from issuance (Redemption repayment) of convertible note payable	(5,000,000)	35,000,000
Net cash provided by (used in) financing activities	$(11,290,625)	$21,981,953
Cash and cash equivalents affected by foreign currency	$36,579	$1,626,357
Net change in cash and cash equivalents
Net increase in cash and cash equivalents	$6,366,801	$17,626,216
Cash and cash equivalents, at beginning of year	37,113,375	19,487,159
Cash and cash equivalents, at end of year	$43,480,176	$37,113,375

The accompanying notes are an integral part of these consolidated financial statements

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2009 and 2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Years Ended December 31
	2009	2008
Cash paid for interest	$1,475,307	$1,266,204
Cash paid for income taxes	$4,048,120	$4,126,048

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Years Ended December 31
	2009	2008
Acquisition of 35.5% of Henglong equity from the minority shareholder on a cashless basis	$-	$(22,090,000)
Liability resulted from issuance of common stock to acquire 35.5% of Henglong's equity	$-	$22,090,000

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

2.  Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its previously issued Annual Report on Form 10-K for the year ended December 31, 2009, including its consolidated financial statements, for matters related to the following previously reported items: cost of sales and sales expenses, accrued payroll and related costs, financial expenses and related liabilities (Convertible Notes payable and accrued interest); gain (loss) on the change in fair value of derivative liabilities; and derivative liabilities. The accompanying financial statements for the year ended December 31, 2009 (with comparative figures for the year ended December 31, 2008) have been restated to reflect those corrections. Prior to January 1, 2008, adjustments were made to accumulated depreciation, deferred tax assets and accrued payroll and its related cost. As these accounts were immaterial in the aggregate, the retained earnings and non-controlling interest as of January 1, 2008 had been adjusted.

The following table reconciles previously reported net income attributable to parent company to the restated amounts:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Total Cumulative Adjustments December 31, 2009
Net income - As Previously Reported	$23,414,263	$12,435,241
Increase in previously reported cost of sales due to warranty expenses reclassification (1)	$(10,192,837)	$(5,788,628)	$(15,981,465)
Decrease in selling expenses due to warranty expenses reclassification (1)	$10,192,837	$5,788,628	$15,981,465
Decrease (Increase) in cost of sales due to the increase of accrued payroll and related costs (2)	$(732,257)	$73,155	$(659,102)
Increase in financial expenses, increase of related liabilities (Convertible Notes payable and accrued interest) (3)	$(5,897,514)	$(1,752,495)	$(7,650,009)
Increase in loss on the change in fair value of derivative liabilities, increase of derivative liabilities (3)	$(43,698,892)	$(201,365)	$(43,900,257)
Subtotal	$(50,328,663)	$(1,880,705)	$(52,209,368)
Increase in Income tax benefit (expense) (4)	$390,462	$(269,953)	$120,509
Decrease in net income attributable to non-controlling interest due to the effect of restatement (5)	$83,067	$(40,453)	$42,614
Total reduction in net income attributable to parent company for the year ended December 31, 2009 and 2008	$(49,855,134)	$(2,191,111)	$(52,046,245)
As Restated	$(26,440,871)	$10,244,130

 (1) Previously, the warranty expenses were recorded as selling expenses. As restated, they were recorded as cost of sales. These adjustments caused an increase in cost of sales and a corresponding decrease in selling expenses of $10,192,837 and $5,788,628 in 2009 and 2008 respectively. These reclassifications did not have any impact on the Company’s consolidated net income (loss), as restated, for the years ended December 31, 2008 and 2009.

(2)  The Company’s Joint Venture subsidiaries, Jingzhou Henglong, Shashi Jiulong and Wuhu Henglong, recorded payroll and bonus expenses on a cash basis. As restated, these expenses were recorded under the accrual basis. This payroll payable cut-off caused an increase in $732,257 of cost of sales in 2009 and a decrease of $73,155 of cost of sales in 2008.

(3)  Previously, the conversion feature embedded in the Company’s Convertible Notes was not bifurcated as a derivative. In accordance with the guidance set forth under ASC 815-40-15 (formerly EITF 07-05, effective on January 1, 2009), as in the Company’s Convertible Notes agreement there are non-standard anti-dilution provisions that give investors a level of protection that is not afforded to typical holders of outstanding shares and is not based on inputs to fair value of a “fixed for fixed” option, and as the conversion feature in the Company’s Convertible Notes is not considered to be indexed to its own stock, thus, it does not fall within the scope exception criteria included in ASC 815-10-15-74. As a result, the embedded conversion feature required bifurcation, classification in liabilities and measurement at fair value. According to ASC 815, the Company is required to re-measure the bifurcated derivative at fair value from the issuance date of Convertible Notes payable (February 15, 2008), with changes reflected in its income, until the Convertible Notes are settled. This adjustment caused an increase of $43,698,892 in loss on the change in fair value of derivative liabilities for 2009. The Company has also accounted for this change in accounting principle by reflecting the cumulative effect as an adjustment to its beginning retained earnings on January 1, 2009. The cumulative effect adjustment that the Company made is the difference between the amounts that the Company recognized related to the Convertible Notes Payable before the initial application of the amended principle and the amounts that would have been recognized if the amended standard had been applied from the issuance date of the Convertible Notes Payable, which was February 15, 2008 (See Note 3).

Additionally, the Company has reviewed the various puts that were embedded in the Convertible Notes and concluded that these puts were not required to be bifurcated as the payoff was based on interest rates and not indexed to anything else. This adjustment caused a decrease of $201,365 in gain on the change in fair value of derivative liabilities in 2008.

As result of the combined effect of the above-mentioned factors, in 2008, the adjustment for the financial expenses was an increase of $1,752,495, mainly due to the provision for the annual redemption which was the difference between the coupon interest (3%) amount and the annual redemption interest (11%) amount due on the first annual redemption date (February 15, 2010) using the effective interest rate method. In 2009, the financial expenses adjustment was an increase of $5,897,514, comprising of an increase in amortization expenses of $3,172,470 and an increase of $2,725,044 in interest expenses for the provision for the annual redemption.

(4) Tax adjustment was an increase in income tax benefit of $390,462 in 2009 and an increase in income tax expense in $269,953 in 2008. The breakdown is as follows:

A.	Deferred Tax Assets related to Accounts Receivable Provision

Previously, as of December 31, 2008 and 2009, deferred tax assets related to the Company’s accounts receivable provision were not recorded. As the doubtful debt provisions were either reversed subsequently when the related receivables had been collected, or the related tax benefits had been realized when the bad debts were subsequently approved by the tax bureau for PRC tax deduction purposes, the doubtful debt provision should be treated as temporary difference as of December 31, 2008 and 2009.  As the Company has been consistently profitable, the deferred tax assets related to accounts receivable provision should be recorded.

B.  Prepaid income tax for Unrealized Profit

Previously, the Company did not account for the income tax paid for its intra-group unrealized profits as a deferred charge in its 2008 and 2009 financial statements. The prepaid tax as a result of the intra-group unrealized profits at year end should be recorded as a deferred charge in the consolidated financial statements.

C.   Withholding Tax

According to PRC tax law, from January 1, 2008, withholding taxes are levied on dividends distributed by domestic companies to its foreign investors when the dividends are remitted out of China. Accordingly, deferred tax liability against the distribution of post January 1, 2008 earned profit is required in accordance with ASC 740 Income Taxes, unless the “indefinite reversal criterion” under ASC 740-30-25 is met. Therefore, deferred tax liability was provided against earned profit after January 1, 2008 for PRC Joint Ventures, based on the Company’s best estimates.

D.  Deferred tax assets or liability

Deferred tax assets arising from accrued interest relates to the Company’s operations in the U.S. Based on the Company’s current operations in the U.S., the management believes that the deferred tax assets in the U.S. are not likely to be realized in the future. Accordingly, a valuation allowance has been provided against the deferred tax assets.

Gain (loss) on the change in fair value of the Company’s derivatives was a permanent difference, and not deferred tax assets or liability, thus, there was no effect on income tax.

Deferred tax assets that arise from payroll accruals relate to PRC Joint Venture subsidiaries.

Prior to the restatement, the Company did not appropriately accrue the withholding taxes for the distribution of post January 1, 2008 earned profit in PRC Joint Venture subsidiaries in 2008 and 2009. As part of these retained profits will be distributed to the Company, such withholding taxes should be accrued.

As a result of the above adjustments, the effects on income tax benefits (expenses) for 2009 are summarized as follows:

	Deferred tax assets and related liabilities	Valuation allowance	Effect on income tax benefit (expense)
Deferred tax assets related to accounts receivable provision (A)	$(66,579)	$-	$(66,579)
Deferred tax assets related to intra-group unrealized profits for purchases and sales (B)	339,584	-	339,584
Deferred tax liability related to the withholding taxes for the Company’s PRC subsidiaries distribution of dividends to its foreign investors (C)	(184,477)	-	(184,477)
Deferred tax assets related to accrued provision (A)	226,268	-	226,268
Income tax for paid (D)	75,666	-	75,666
Deferred tax assets related to accrued interest of Convertible Notes (D)	953,765	(953,765)	-
Total	$1,344,227	$(953,765)	$390,462

As a result of the above adjustments, the effects on income tax benefit (expense) for 2008 are summarized as follows:

	Deferred tax assets and related liabilities	Valuation allowance	Effect on income tax benefit (expense)
Deferred tax assets related to accounts receivable provision	$127,977	$-	$127,977
Deferred tax assets related to intra-group unrealized profits for purchases and sales	(25,366)	-	(25,366)
Deferred tax liability related to the withholding taxes for the Company’s PRC subsidiaries distribution of dividends to its foreign investors	(372,564)	-	(372,564)
Deferred tax assets related to accrued interest of Convertible Notes	713,555	(713,555)	-
Total	$443,602	$(713,555)	$(269,953)

(5) As a result of the above adjustments, Net income attributable to noncontrolling interest decreased by $83,067 in 2009 and increased by $40,453 in 2008.

The effects of the adjustments on the Company’s previously issued 2009 consolidated financial statement are summarized as follows:

Selected Consolidated Balance Sheet information as of December 31, 2009

	Previously Reported	Increase (Decrease)	Restated
Current Assets:
Current deferred tax assets	$1,381,868	$2,484,485	$3,866,353
Total current assets	$242,296,776	$2,484,485	$244,781,261

Long-term Assets:
Property, plant and equipment, net	60,489,798	(1,960,351)	58,529,447
Non-current deferred tax assets	2,172,643	825,481	2,998,124
Total Assets	313,032,957	1,349,615	314,382,572

Current Liabilities:
Convertible Notes payable	28,640,755	1,359,245	30,000,000
Compound derivative liabilities	880,009	44,563,497	45,443,506
Accrued payroll and related costs	3,040,705	1,537,741	4,578,446
Accrued expenses and other payables	17,708,681	4,763,771	22,472,452
Taxes payable	11,365,016	117,161	11,482,177
Total current liabilities	179,953,823	52,341,415	232,295,238
Total Liabilities	180,187,764	52,341,415	232,529,179

Stockholders’ equity:
Retained earnings-
Unappropriated- January 1, 2009	36,026,516	(1,965,640)	34,060,876
Accumulated effect of adoption of ASC 815-40	—	863,753	863,753
Net income (loss) attributable to parent company- for the year ended December 31, 2009	23,414,263	(49,855,134)	(26,440,871)
Unappropriated-December 31, 2009	58,642,023	(50,957,021)	7,685,002
Foreign currency translation gain –December 31, 2009	60,239	(11)	60,228
Accumulated other comprehensive income-December 31, 2009	11,187,744	(11)	11,187,733
Total parent company stockholders' equity	105,672,068	(50,957,032)	54,715,036
Non-controlling interests January 1, 2009	23,222,566	48,254	23,270,820
Net income attributable to noncontrolling interest- December 31, 2009	7,872,813	(83,067)	7,789,746
Foreign currency translation gain (loss) - December 31, 2009	22,365	45	22,410
Non-controlling interests-December 31, 2009	27,173,125	(34,768)	27,138,357
Total stockholders' equity	132,845,193	(50,991,800)	81,853,393
Total liabilities and stockholders' equity	$313,032,957	$1,349,615	$314,382,572

Selected Consolidated Statement of income (loss) information for the year ended December 31, 2009

	Previously Reported	Increase (Decrease)	Restated
Cost of product sold	$182,929,833	$10,925,094	$193,854,927
Gross profit	72,667,720	(10,925,094)	61,742,626
Selling expenses	18,085,377	(10,192,837)	7,892,540
Income from operations	37,664,652	(732,257)	36,932,395
Financial income (expenses)	(1,986,200)	(5,897,514)	(7,883,714)
Gain (loss) on change in fair value of derivative	624,565	(43,698,892)	(43,074,327)
Income (loss) before income taxes	36,397,551	(50,328,663)	(13,931,112)
Income taxes	5,110,475	(390,462)	4,720,013
Net income (loss)	31,287,076	(49,938,201)	(18,651,125)
Net income attributable to noncontrolling interest	7,872,813	(83,067)	7,789,746

Net income (loss) attributable to parent company	$23,414,263	$(49,855,134)	$(26,440,871)

Income (loss) per share – basic	$0.87	$(1.85)	$(0.98)

Income (loss) per share – diluted	$0.78	$(1.76)	$(0.98)

Selected Consolidated Statements of Cash Flows information for the year ended December 31, 2009

	Previously Reported	Increase (Decrease)	Restated
Operating activities:
Net income (loss)	$31,287,076	$(49,938,201)	$(18,651,125)
Deferred income taxes	(1,169,108)	(507,623)	(1,676,731)

Amortization for discount of convertible note payable	718,678	3,172,470	3,891,148

(Gain) loss on change in fair value of derivative	(624,565)	43,698,892	43,074,327

Accrued payroll and related costs	322,877	732,257	1,055,134

Accrued expenses and other payables	5,650,474	2,725,044	8,375,518
Taxes payable	5,638,359	117,161	5,755,520

Selected Consolidated Balance Sheet information as of December 31, 2008

	Previously Reported	Increase (Decrease)	Restated
Current Assets :
Current deferred tax assets	$-	$2,531,609	$2,531,609
Total current assets	168,292,580	2,531,609	170,824,189
Long-term Assets:
Property, plant and equipment, net	51,978,905	(1,958,515)	50,020,390
Non current deferred tax assets	2,383,065	268,111	2,651,176
Total Assets	231,046,936	841,205	231,888,141

Current Liabilities:
Convertible Notes payable	32,922,077	1,417,730	34,339,807
Compound derivative liabilities	1,502,597	(1,502,597)	-
Accrued payroll and related costs	2,715,116	804,729	3,519,845
Accrued expenses and other payables	12,460,784	2,038,729	14,499,513
Total current liabilities	126,259,679	2,758,591	129,018,270
Total Liabilities	126,493,720	2,758,591	129,252,311

Stockholders’ equity:
Retained earnings-
Unappropriated- January 1, 2008	23,591,275	225,471	23,816,746
Net income attributable to parent company-December 31, 2008	12,435,241	(2,191,111)	10,244,130
Unappropriated-December 31, 2008	36,026,516	(1,965,640)	34,060,876
Total parent company stockholders' equity	81,330,650	(1,965,640)	79,365,010
Non-controlling interests January 1, 2008	23,166,270	7,801	23,174,071
Net income attributable to noncontrolling interest- December 31, 2008	5,071,408	40,453	5,111,861
Non-controlling interests-December 31, 2008	23,222,566	48,254	23,270,820
Total stockholders' equity	104,553,216	(1,917,386)	102,635,830
Total liabilities and stockholders' equity	$231,046,936	$841,205	$231,888,141

Selected Consolidated Statement of income (loss) information for the year ended December 31, 2008

	Previously Reported	Increase (Decrease)	Restated
Cost of product sold	$115,920,585	$5,788,628	$121,709,213
Gross profit	47,258,701	(5,788,628)	41,470,073
Selling expenses	10,869,661	(5,861,783)	5,007,878
Income from operations	16,923,421	73,155	16,996,576
Financial income (expenses)	(1,296,218)	(1,752,495)	(3,048,713)
Gain (loss) on change in fair value of derivative	998,014	(201,365)	796,649
Income (loss) before income taxes	17,692,526	(1,880,705)	15,811,821
Income taxes	185,877	269,953	455,830
Net income	17,506,649	(2,150,658)	15,355,991
Net income attributable to noncontrolling interest	5,071,408	40,453	5,111,861
Net income (loss) attributable to parent company	$12,435,241	$(2,191,111)	$10,244,130
Income (loss) per share – basic	$0.48	$(0.13)	$0.35
Income (loss) per share – diluted	$0.46	$(0.11)	$0.35

Selected Consolidated Statements of Cash Flows information for the year ended December 31, 2008

	Previously Reported	Increase (Decrease)	Restated
Operating activities:
Net income	$17,506,649	$(2,150,658)	$15,355,991
Deferred income taxes	(974,383)	269,953	(704,430)
Amortization for discount of convertible note payable	424,665	(286,233)	138,432
(Gain) loss on change in fair value of derivative	(998,014)	201,365	(796,649)
Accrued payroll and related costs	(128,344)	(73,155)	(201,499)
Accrued expenses and other payables	1,487,900	2,038,728	3,526,628

3. Basis of Presentation and Significant Accounting Policies

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

During early 2003, the Directors of the Company and the other joint venture partners in the Company’s Sino-foreign joint ventures executed “Act in Concert” agreements, resulting in the Company having voting control in such Sino-foreign joint ventures. Consequently, effective January 1, 2003, the Company changed from equity accounting to consolidation accounting for its investments in Sino-foreign joint ventures for the year ended December 31, 2003. Prior to January 1, 2003, the Company used the equity method pursuant to the provision in ASC Topic 810 (formerly EITF 96-16). as described as follows.

Henglong was formed in 1997. The Company increased its shareholdings from 44.5% to 80% in 2008 and the remaining 20% is owned by Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd., “Jiulong”. The highest authority of the joint venture is the Board of Directors, which is comprised of five directors, four of which, 80%, are appointed by the Company, and one of which, 20%, is appointed by Jiulong. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. Both the Chairman of the Board of Directors and general manager are appointed by the Company.

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

Property, Plant and Equipment – Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized; minor replacements and maintenance and repairs are charged to operations. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets as follows:

Category	Estimated Useful Life (Years)
Land use rights and buildings:
Land use rights	45-50
Buildings	25
Machinery and equipment	6
Electronic equipment	4
Motor vehicles	8

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

However, for the fiscal year ended December 31, 2009, interest costs which were incurred before achieving the expected usage as result of using such specific borrowings for the acquisition, construction or installation of property, plant and equipment were not significant, so there are no interest costs capitalized.

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

Long-Lived Assets - The Company has adopted the provisions of ASC Topic 360 (formerly SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”. Property, plant and equipment and intangible assets are reviewed periodically for impairment losses whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets.

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

Income Taxes - The Company accounts for income taxes using the liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities, changes in deferred tax assets and liabilities, if any, include the impact of any tax rate changes enacted during the year. ASC Topic 350 (formerly SFAS No. 109), “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. If the amount of the Company’s taxable income or income tax liability is a determinant of the amount of a grant, the grant is treated as a reduction of the income tax provision in the year the grant is realized.

Research and Development Costs - Research and development costs are expensed as incurred.

Advertising, Shipping and Handling Costs - Advertising, shipping and handling costs are expensed as incurred.

Income Per Share - Basic income per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period using the two-class method. Under the two-class method, net income is allocated between ordinary shares and other participating securities based on their participating rights. Diluted income per share is calculated by dividing net income attributable to ordinary shareholders, as adjusted for the effect on income of the participating securities as if they were dilutive ordinary shares, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of ordinary shares issuable upon the conversion of the Convertible Notes using the if-converted method, and shares issuable upon the exercise of stock options and warrants for the purchase of ordinary shares using the treasury method. Ordinary equivalent shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be antidilutive.

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

Financial Instruments – Financial instruments consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Inputs to the valuation methodology for Level I are quoted prices (unadjusted) for identical assets or liabilities in active markets. Inputs to the valuation methodology Level 2 include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. Inputs to the valuation methodology for Level 3 are unobservable and significant to the fair value. Consideration is also given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model

Effective January 1, 2009, the Company adopted and applied the amendments to ASC 815 Derivatives and Hedging Activities that revised the definition of “indexed to a company’s own stock” for purposes of continuing classification of the Company’s derivative financial instruments that are linked to the Company’s common stock. Derivative financial instruments, including those that are embedded in other financial instruments, may be classified in equity only when they both are indexed to the Company’s common stock and meet certain conditions for equity classification. Under the revised definition, an instrument (or embedded feature) is indexed to an entity's own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity's equity shares and a fixed monetary amount. On the effective date of the amendment, the embedded conversion option that is embedded in the Company’s Convertible Notes Payable (see Note 14) no longer met the definition because it embodied certain anti-dilution protections that did not achieve the fixed-for-fixed criteria described above. As a result, the embedded conversion feature required bifurcation, classification in liabilities and measurement at fair value. According to ASC 815, the Company will be required to re-measure the bifurcated derivative at fair value from the issuance date of Convertible Notes payable (February 15, 2008), with changes reflected in its income, until the Convertible Notes are settled.

The Company has accounted for this change in accounting principle by reflecting the cumulative effect as an adjustment to its beginning retained earnings during the year ended December 31, 2009. The cumulative effect adjustment that the Company made is the difference between the amounts that the Company recognized related to the Convertible Notes Payable before the initial application of the amended principle and the amounts that would have been recognized if the amended standard had been applied from the issuance date of the Convertible Notes Payable, which was February 15, 2008. The following table illustrates the differences that comprise the cumulative effect:

	(Effective Date January 1, 2009)
Financial Instrument:	As Recorded	As Adjusted	Cumulative Effect
Convertible Notes Payable	$34,339,807	$31,108,852	$3,230,955
Derivative liabilities	-	2,367,202	(2,367,202)
	$34,339,807	$33,476,054	$863,753

The cumulative effect gives effect to the reallocation of proceeds that arose from the February 15, 2008 financing transaction as discussed in Note 14 on the financing date. The following table illustrates the reallocation as if the amended provisions of ASC 815 had been in effect on the financing date:

	Financing Date February 15, 2008
Financial Instrument:	Original Allocation	Amended Allocation	Difference
Convertible Notes Payable	$34,201,374	$28,379,704	$5,821,670
Derivative liabilities	-	5,821,670	(5,821,670)
Warrants	798,626	798,626	-
	$35,000,000	$35,000,000	$-

The cumulative change in accounting principle on the effective date reflects (i) the difference in the financing date allocation of proceeds, (ii) the resulting change in the amortization of the debt discount that results from the revised allocation and (iii) the changes in the fair values of the derivative liabilities that would have been recorded had the amended standard been in effect since the financing date.

Fair Value Measurements – For purposes of fair value measurements, the Company applies the applicable provisions of ASC 820 Fair Value Measurements. Accordingly, fair value for the Company’s financial accounting and reporting purposes represents the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the designated measurement date. With an objective to increase consistency and comparability in fair value measurements and related disclosures, the Financial Accounting Standard Board established the fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.

Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As of December 31, 2008 and 2009, the Company did not have any assets or liabilities classified as level 1.

Level 2 Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As of December 31, 2008 and 2009, the Company did not have any assets or liabilities classified as level 2.

Level 3 Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Accordingly, the Compound derivative liabilities are classified as Level 3 as the inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table presents information about the Company’s financial liabilities classified as Level 3 as of December 31, 2008 and December 31, 2009.

	Balance as of December 31, 2009 – As Restated
	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current	$45,443,506	$-	$-	$45,443,506

Balance as of December 31, 2008 – As Restated
	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, non-current	$-	$-	$-	$-

For a summary of changes in Level 3 derivative liabilities for the years ended December 31, 2008 and 2009, please see note 15.

The following presents the carry value and the estimated value of the other receivables and advance payable at December 31, 2009:

	Carry Value	Fair Value

Convertible Note	$30,000,000	$30,000,000
Other receivables	$1,064,224	$1,010,000
Advance payable	$233,941	$220,000

Other receivables and advance payable are recorded at cost, which is discounted from the contractual balance. The carrying value of other receivables and advance payable, which is estimated based upon future cash flows, approximates fair value at December 31, 2009.

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

Registration Payment Arrangements - The Company has entered into registration payment arrangements with certain investors that provide for the payment of damages for failures to register common shares underlying the investor’s financial instruments. ASC Topic 825 (formerly FASB Staff Position 00-19-2), Accounting for Registration Payment Arrangements, provides for the exclusion of registration payments, such as the liquidated damages, from the consideration of classification of financial instruments. Rather, such registration payments would be accounted for pursuant to ASC Topic 450 (formerly FASB No. 5), “Accounting for Contingencies”, which is the Company’s current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. The investors may sell the Convertible Notes and shares underlying the Convertible Notes freely pursuant to Rule 144, thus no liquidated damages.

Foreign Currencies - The Company’s subsidiaries based in PRC maintain their books and records in Renminbi, “RMB”, the currency of the PRC, their functional currency. In accordance with guidance now incorporated in ASC Topic 830 (formerly FAS 52), foreign currency transactions in RMB are reflected using the temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period. The parent company (CAAS) Genesis and Henglong USA Corporation (HLUSA), maintain their books and records in US dollars, “USD”, the currency of U.S.A., their functional currency.

In translating the financial statements of the Company’s China subsidiaries from its functional currency into its reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity.

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

4. Recent Accounting Pronouncements

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding ASC 815-40 (formerly EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (ASC 815-40, formerly EITF 07-5).  ASC 815-40 (formerly EITF 07-5) outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. ASC 815-40 (formerly EITF 07-5) is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The adoption of EITF 07-5 had a material impact on the Company’s consolidated financial statements (Note 2).

The Financial Accounting Standards Board (FASB) launched its Accounting Standards Codification (ASC or the Codification), the single source of nongovernmental authoritative generally accepted accounting principles in the United States (U.S. GAAP), and was effective for interim and annual periods ending after September 15, 2009. The Codification is a reorganization of U.S. GAAP into a topical format that eliminates the previous U.S. GAAP hierarchy. References to accounting standards in this Form 10-K/A refer to the relevant ASC topic. As the Codification was not intended to change or alter existing GAAP, it did not impact the Company’s financial condition, results of operations, or cash flows.

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

In January 2010, the FASB issued new standards in ASC 820, Fair Value Measurements and Disclosures. These standard required new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for the Company beginning with its first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company is currently evaluating the impact these standards will have on its financial condition, results of operations, or cash flows.

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

5.  Pledged cash deposits

Pledged as guarantee for the Company's notes payable, the Company regularly pays some of its suppliers by bank notes. The Company (the drawer) has to deposit a cash deposit, equivalent to 10%- 40% of the face value of the relevant bank note, in a bank (the drawer) in order to obtain the bank note.

6. Accounts Receivable and Notes Receivable

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

The activities in the Company’s allowance for doubtful accounts of accounts receivable during the years ended December 31, 2009 and 2008 are summarized as follows:

	Years Ended December 31,
	2009	2008
Balance at beginning of year	$4,910,478	$3,827,838
Amounts provided for during the year	1,171,429	1,670,964
Amounts reversed of collection during the year	(765,201)	(829,886)
Foreign currency translation	3,672	241,562
Balance at end of year	$5,320,378	$4,910,478

7. Other Receivables

The Company’s other receivables at December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008
Other receivables	$1,804,334	$2,009,364
Less: allowance for doubtful accounts	(740,110)	(659,837)
Balance at end of year	$1,064,224	$1,349,527

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.

The activity in the Company’s allowance for doubtful accounts of other receivable during the year ended December 31, 2009 and 2008 are summarized as follows:

	Years Ended December 31,
	2009	2008
Balance at beginning of year	$659,837	$652,484
Amounts provided for during the year	113,905	62,856
Amounts reversed of collection during the year	(34,287)	(104,120)
Foreign currency translation	655	48,617
Balance at end of year	$740,110	$659,837

8. Inventories

The Company’s inventories at December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
Raw materials	$10,683,448	$8,354,397
Work in process	6,824,137	4,466,720
Finished goods	12,017,195	14,826,961
	29,524,780	27,648,078
Less: provision for loss	(2,109,083)	(1,076,323)
Balance at end of year	$27,415,697	$26,571,755

Provision for inventories valuation amounted to $1 million and $0.02 million for the year ended December 31, 2009 and 2008, respectively.

9. Property, Plant and Equipment

The Company’s property, plant and equipment at December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009 As Restated	2008 As Restated
Costs:
Land use rights and buildings	$33,100,702	$27,416,977
Machinery and equipment	62,982,885	54,405,700
Electronic equipment	5,054,502	4,356,475
Motor vehicles	2,634,696	2,461,378
Construction in progress	1,939,256	1,007,415
	105,712,041	89,647,945
Less: Accumulated depreciation	(47,182,594)	(39,627,555)
Balance at end of year	$58,529,447	$50,020,390

Depreciation charge for the years ended December 31, 2009 and 2008 were $8,429,863 and $9,672,948, respectively.

10. Intangible Assets

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

11. Deferred Income Tax Assets

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

The components of deferred income tax assets at December 31, 2009 and 2008 were as follows:

	December 31,
	2009 As Restated	2008 As Restated
Losses carryforward (U.S.)	$2,089,985	$1,902,911
Losses carryforward (PRC)	659,774	484,029
Product warranties and other reserves	3,164,674	2,080,053
Property, plant and equipment	3,112,550	2,765,494
Accrued make-whole interest expense for convertible notes	1,667,320	713,555
Stock-based compensation	289,705	244,851
Bonus accrual	306,030	297,208
All other	395,649	154,348
	11,685,687	8,642,449
Valuation allowance (1)	(4,821,210)	(3,459,664)
Total deferred tax assets (2)	$6,864,477	$5,182,785

 (1) As of December 31, 2009, valuation allowance was $4,821,210, including $4,047,010 allowance for the Company’s deferred tax assets in the U.S. and $774,200 allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the U.S., the management believes that the deferred tax assets in the US are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

 (2)  Approximately $2,998,124 and $2,651,176 of deferred income tax asset as of December 31, 2009 and 2008, respectively, is included in non-current deferred tax assets in the accompanying consolidated balance sheets. The remaining $3,866,353 and $2,531,609 of deferred income tax asset as of December 31, 2009 and 2008 respectively, is included in the current deferred tax assets.

The activity in the Company’s valuation allowance for deferred tax assets during the year ended December 31, 2009 and 2008 are summarized as follows:

	Year Ended December 31
	2009	2009
Balance at beginning of year	$3,459,664	$1,921,954
Amounts provided for during the year	1,452,022	1,545,976
Amounts recovered during the year	(91,037)	(27,020)
Foreign currency translation	561	18,754
Balance at end of year	$4,821,210	$3,459,664

12. Bank Loans

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

 13. Accounts and notes payable

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

14.  Convertible Notes payable

In February 2008, the Company sold to two accredited institutional investors $35 million of convertible notes, the "Convertible Notes," with a scheduled maturity date of February 15, 2013. The Convertible Notes, including any accrued but unpaid interest, are convertible into common shares of the Company at a conversion price of $8.8527 per share, subject to adjustment upon the occurrence of certain events.

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

The holders of the Convertible Notes will be entitled to convert any portion of the conversion notes into shares of common stock at the conversion price at any time or times on or after the thirtieth (30th) day after the issuance date and prior to the thirtieth (30th) Business Day prior to the expiry date of the Convertible Notes. A damage penalty will be paid if share certificates are not delivered timely after any conversion.

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

As indicated above, according to the terms of the Convertible Notes, the conversion price was reset to $7.0822 as of August 15, 2008 based on the weighted average price of the stock on that date.  In accordance with ASC Topic 470 (formerly EITF 00-27), a contingency feature that cannot be measured at inception of the instrument should be recorded when the contingent event occurs.  Therefore, on the date of the reset, the difference in the number of indexed shares prior to the reset was compared to the indexed shares subsequent to the reset and this incremental number of shares was multiplied by the commitment date stock price to determine the incremental intrinsic value that resulted from the adjustment to the conversion price. At the commitment date, as the effective conversion price was higher than the market value of the stock, no beneficial conversion feature was present and therefore, no beneficial conversion charge was recorded.

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

Upon the occurrence of an event of default with respect to the Convertible Notes, the Convertible Note holders may require the Company to redeem all or any portion of the Convertible Notes. Each portion of the Convertible Notes subject to redemption by the Company will be redeemed by the Company at a price equal to the sum of (i) the conversion amount to be redeemed and (ii) the Other Make Whole Amount. The “Other Make Whole Amount” will mean a premium to the conversion amount such that the total amount received by the Convertible Note holder upon redemption represents a gross yield to the Convertible Note holders on the original principal amount as of the redemption date equal to thirteen percent (13%), with interest computed on the basis of actual number of days elapsed over a 360-day year. The events of default includes the Company’s failure to cure a conversion failure by delivery of the required number of shares of Common Stock, the Company’s failure to pay to the Convertible Note holder any amount of principal, interest, late charges or other amounts when and as due under the Convertible Notes and other events as defined in the Convertible Note agreements. Any amount of principal, interest or other amount due under the Convertible Notes which is not paid when due shall result in a late charge of 18% being incurred and payable by the Company until such amount has been paid.

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

On the issuance date, February 15, 2008, the Company has evaluated the Convertible Notes for terms and conditions that would be considered to be features of embedded derivatives.  Generally, such features would be required to be separated from the host contract and accounted for as derivative financial instruments when certain conditions are met. Certain features, such as the conversion option, were found to be exempt, as they satisfied the conditions as set forth in ASC Topic 815 (formerly the paragraph 11(a) of SFAS 133) for instruments that are being (1) indexed with the Company’s own stock, and (2) classified as equity in financial position statement. Other features, such as puts were not required to be bifurcated from the debt host as they are clearly and closely associated with the risk of the debt-type host instrument

As more fully discussed in Note 3, as of January 1, 2009, the Company adopted and applied the amendments to ASC 815 Derivatives and Hedging Activities (effective on January 1, 2009), and changed its accounting to conform to the amended rules in ASC 815-40 (formerly was EITF 07-5) relating to the classification of derivative financial instruments. As a result of adopting the amended provisions of ASC 815-40, the Company was required to bifurcate the embedded conversion feature from the Convertible Debt and classify the liabilities of the financial instrument at fair value. Accounting for the cumulative effect change in this accounting principle required the Company to record an adjustment to its beginning retained earnings during the year ended December 31, 2009 which is the difference between the amounts that it recognized related to the Convertible Notes Payable before the initial application of the amended guidance and the amounts that would have been recognized if the amended guidance had been applied from the issuance date of the Convertible Notes Payable, which was February 15, 2008. The following table illustrates the differences that comprise the cumulative effect:

	Convertible notes payable
	Original Allocation	Revised Allocation
Value allocated to debt	$34,201,374	$28,379,704
Warrants	798,626	798,626
Compound Embedded Derivative	-	5,821,670
Face value of Convertible Notes payable	$35,000,000	$35,000,000
Unamortized discount	660,193	3,891,148
Unamortized value as of December 31, 2008	$34,339,807	-
Fair value as of January 1, 2009	-	$31,108,852

As indicated above, on the date of the Convertible Note issuance, allocation of basis in the financing arrangement to the warrants has resulted in an original issue discount to the face value of the Convertible Notes in the amount of $798,626, of which the amount will be accrued to its face value over the term of Convertible Note using the effective interest method. As of December 31, 2008, the amortization expense recorded by the Company was $138,433 and unamortized discount was $660,193. On January 1, 2009, the Company adopted and applied the provision of ASC 815 Derivatives and Hedging Activities (effective on January 1, 2009), with the accounting for the cumulative effect of the change in this accounting principle resulting in a discount of $6,620,296, including $798,626 discount resulting from Warrants and $5,821,670 from the embedded conversion feature of the original unamortized discount and the subsequent amortization using the effective interest method. On January 1, 2009, unamortized discount was $3,891,148.

As indicated above, on March 17, 2009, as a result of the Company’s WAP Default, the Convertible Note holders have the option to elect to exercise their rights to require the Company to redeem the Convertible Notes. The remaining amount of $3,891,148 unamortized discount was recorded to its full face value, including make-whole, of the Convertible Notes. On April 8, 2009, the Company and YA Global reached a settlement agreement, and the Company paid a redemption amount of $5,000,000 of the principal and $41,667 of interest to YA Global. On September 22, 2009, LBCCA Liquidator revoked the redemption notices that were sent on April 24, 2009, and continued to hold the Company’s Convertible Notes, of which the face value was $30,000,000. The Company accepted such revocation on September 23, 2009.

On December 31, 2009 and 2008, the carrying value of the Company’s Convertible Notes payable, including the redemption make-whole amount, was $34,763,771 and $ 36,378,534, respectively.

15.      Compound derivative liabilities

Effective on January 1, 2009, the Company adopted the provisions of ASC 815 Derivatives and Hedging Activities that addresses the determination of whether an instrument meets the definition of a derivative being indexed to a company’s own stock for purposes of applying the scope exception as provided for in accordance with ASC 815-15. Upon adoption of the standard on the effective date, the embedded conversion option that is embedded in the Company’s Convertible Notes Payable (see Note 14) no longer met the definition because it embodied certain anti-dilution protections that are not based on inputs to the fair value of a fixed-for-fixed option. As a result, the embedded conversion feature required bifurcation, classification in liabilities and measurement at fair value at each reporting period, with changes reflected in earnings, until the Convertible Notes are settled.

The Company’s derivative financial instruments (liabilities) consisted of a compound embedded derivative that originated in connection with the Convertible Note Payable and Warrant Financing Arrangement. Derivative liabilities are carried at fair value.

The following table summarizes the fair value of derivative liabilities as of December 31, 2009 and 2008:

	December 31,
	2009 As Restated	2008 As Restated
Derivative liability	$45,443,506	$-
Common shares linked to the derivative liability	4,235,972	—

Changes in the fair value of derivative liabilities are recorded in gain (loss) on change in fair value of derivative column in the income statement. The following table summarizes the components of gain (loss) on change in fair value of derivative arising from fair value adjustments and other changes to derivative liabilities during the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009 As Restated	2008 As Restated
Balances at January 1	$-	$-
Cumulative effect upon adoption of ASC815-40	2,367,202	-
Fair value adjustments during the year	43,076,304	-
Balances at December 31	$45,443,506	$-

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock, which has high estimated volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes.

The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of December 31, 2009 and January 1, 2009 (the effective date of ASC815-40):

	Range
December 31, 2009 Assumptions:	Low	High	Equivalent
Volatility	68.86%	81.94%	76.71%
Market adjusted interest rates	6.40%	7.87%	7.05%
Credit risk adjusted rates	13.39%	14.20%	13.63%
Implied expected life (years)	-	-	1.96

	Range
January 1, 2009 Assumptions:	Low	High	Equivalent
Volatility	63.09%	91.15%	74.02%
Market adjusted interest rates	4.14%	17.01%	7.15%
Credit risk adjusted rates	21.58%	24.97%	23.20%
Implied expected life (years)	-	-	4.27

The Monte Carlo Simulations technique requires the use of inputs that range across all levels in the fair value hierarchy. As a result, the technique is a Level 3 valuation technique in its entirety. The calculations of fair value utilized the Company’s trading market values on the calculation dates. The contractual conversion prices were adjusted to give effect to the value associated with the down-round, anti-dilution protection. Expected volatility for each interval in the Monte Carlo Simulations process was established based upon the Company’s historical volatility for historical periods consistent with the term of each interval in the calculation. Market adjusted interest rates give effect to expected trends or changes in market interest rates by reference to historical trends in LIBOR. Credit risk adjusted rates, or yields, were developed using bond curves, risk free rates, market and industry adjustment factors for companies with similar credit standings as the Company’s.

16.      Accrued expenses and other payables

The Company’s accrued expenses and other payables at December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009 As Restated	2008 As Restated
Accrued expenses	$4,160,433	$2,441,354
Accrued interest (1)	5,751,270	2,519,976
Other payables	1,706,946	1,208,797
Warranty reserves (2)	9,092,464	6,335,613
Liabilities in connection with warrants (3)	—	1,977
Dividend payable to minority interest shareholders of Joint-ventures	1,761,339	1,991,796
Balance at end of year	$22,472,452	$14,499,513

(1) On December 31, 2009 and 2008, the Company’s balance of accrued interest was $5,751,270 and $2,519,976, respectively, consisting of $4,763,771 and $2,038,727 of an accrued provision on make-whole redemption interest pursuant to the term of Convertible Notes. Remaining interest was accrued interest, including coupon interest of Convertible Notes and bank loans interest.

(2) The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

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

(3) In connection with the Convertible Debt, the Company issued 1,317,864 of detachable warrants, “Warrants,” to purchase from the Company shares of common stock at the exercise price of $ 8.8527 per share, subject to adjustments upon certain events occurring as defined in the debt agreement. The Warrants were exercisable immediately and expired on February 15, 2009.

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

	February 15, 2008	August 15, 2008	August 15, 2008	December 31, 2008	February 15, 2009
	Issuance Date	Prior to reset	Subsequent to reset		Maturity date
Warrants indexed to common stock	1,317,864	1,317,864	1,317,864	1,317,864	1,317,864
Strike price Trading market price (1)	$6.09	$6.03	$6.03	$3.39	$3.30
Strike price	$8.8527	$8.8527	$8.8527	$8.8527	$8.8527
Strike price adjustment	-	-	$(0.3027)	$(0.3027)	$(0.3027)
Effective strike for BSM	$8.8527	$8.8527	$8.5500	$8.5500	$8.5500

Term:
Estimated Term (Year) (2)	1.00	0.50	0.50	0.13	0.00
Volatility Historical volatility for effective term (3)	54.60%	64.00%	64.00%	92.36%	0.00%
Risk-free rate (4)	2.02%	1.99%	1.99%	0.11%	0.00%
Dividend yield rates (5)	0.00%	0.00%	0.00%	0.00%	0.00%
Fair value of warrants	$798,626	$489,718	$551,131	$1,977	$0

(1) Using the Company’s common stock trading price.
(2) Same with the remaining contractual term.
(3) The volatility for the remaining contractual term was calculated and was consistent with historical term.
(4) The Risk-free rate elected was zero-coupon US Government Securities, and have the same term as the remaining contractual term. Is was considered an appropriate index because it is a general index that a market participant will used to trade in the Company’s common stock market.
(5) It was estimated that the Company would not distribute any dividend.

As above, the significant change in fair value of warrant between reporting period and inception, primarily due to a decrease of trading price of the Company’s common stock and a decrease of days for contract execution deadline or un-exercised on maturity date (February 15, 2009), the right of warrant forfeited.

17.     Accrued pension costs

All the employees are located in China. The Company records pension costs and various employment benefits in accordance with the relevant Chinese social security laws, which is approximately a total of 31% of salary as required by local governments. Base salary levels are the average salary determined by the local governments.

The activities in the Company’s pension account during the year ended December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008
Balance at beginning of year	$3,806,519	$3,622,729
Amounts provided during year	3,738,373	2,311,049
Settlement during the year	(3,770,220)	(2,381,047)
Foreign currency translation	3,515	253,788
Balance at end of year	$3,778,187	$3,806,519

18.  Taxes payable

The Company’s taxes payable at December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009 As Restated	2008 As Restated
Value-added tax payable	$9,290,149	$6,279,089
Income tax payable (recoverable) (1)	1,851,103	(652,865)
Other tax payable	340,925	91,214
Balance at end of year	$11,482,177	$5,717,438

 (1)  At the end of the fiscal year of 2008, the Company paid income tax in advance, and the government has settled with the Company during 2009.

19.   Amounts Due to Shareholders/Directors

The activity in the amounts due to shareholders/directors during the years ended December 31, 2009 and 2008 is summarized as follows:

	December 31,
	2009	2008
Balance at beginning of the year	$337,370	$304,601
Increase (decrease) during the year	(337,915)	2,415
Foreign currency translation	545	30,354
Balance at end of year	$-	$337,370

20.  Advances payable

The amounts mainly represent advances made by the Chinese government to the Company as subsidy on interest on loans related to production facilities expansion.

The balances are unsecured, interest-free and will be repayable to the Chinese government if the usage of such advance does not continue to qualify for the subsidy (see notes 24 and 31).

21.  Non-controlling interests

The Company’s activities in respect of the amounts of non-controlling interests at December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009 As Restated	2008 As Restated
Balance at beginning of year	$23,270,820	$23,166,270
Adjustment of retained earnings for previous years(1)	—	7,801
Income attributable to non-controlling interests	7,789,746	5,111,861
Capital Contribution from the non-controlling interest holders of Joint-venture companies	—	745,723

Dividends declared to the non-controlling interest holders of Joint-venture companies	(3,944,619)	(1,016,733)
Transfer equity interest in Henglong by non-controlling interest holders of Joint-venture company (2)	-	(6,177,079)
Foreign currency translation	22,410	1,432,977
Balance at end of year	$27,138,357	$23,270,820

(1) Adjustment of retained earnings for previous year mainly is the Company’s reduction of accrued depreciation on fixed assets and deferred income tax assets in the initial listing.

(2) On March 31, 2008, the Company’s wholly-owned subsidiary, Genesis, and Wiselink, both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, pursuant to which Wiselink agreed to transfer and assign its 35.5% equity interest in Jingzhou Henglong, one of the Company’s currently consolidated subsidiaries, to Genesis for a total consideration of $32,090,000.

Under the terms of the above agreement, Genesis is deemed to be the owner of the equity concerned commencing from January 1, 2008. In accordance with ASC Topic 805 (formerly SFAS 141(R)), the acquisition is considered as a business combination of companies under common control and is being accounted for in a manner similar to that of pooling of interests. (See Note 22)

As of January 1, 2008, the net book value of 35.5% equity of Henglong, which was transferred from minority shareholders, was $6,177,079.

22.  Share Capital and Additional paid-in capital

The activities in the Company’s share capital and Additional paid-in capital account during the years ended December 31, 2009 and 2008 are summarized as follows:

	Share Capital		Additional paid-in
	Shares	Par Value	capital
Balance at January 1, 2008	23,959,702	$2,396	$30,125,951
Issuance of common stock (1)	3,023,542	302	22,089,698
Decrease in additional paid-in capital in connection with Henglong equity acquisition (2)	-	-	(25,912,921)
Issuance of stock options to independent directors and management (3)	-	-	345,426
Balance at December 31, 2008	26,983,244	2,698	26,648,154
Exercise of stock option by independent directors and management	63,000	6	420,234
Issuance of stock options to independent directors and management (3)	-	-	446,676
Balance at December 31, 2009	27,046,244	$2,704	$27,515,064

(1) On March 31, 2008, Wiselink Holdings Limited, “Wiselink”, Great Genesis Holdings Limited, “Genesis”, a wholly-owned subsidiary of China Automotive Systems, Inc., “the Company” and other parties entered into an equity transfer transaction, the “Acquisition”, documented by an Equity Transfer Agreement, the “Agreement”, pursuant to which Wiselink agreed to transfer and assign a 35.5% equity interest in Jingzhou Henglong Automotive Parts Co. Ltd., “Henglong” to Genesis for a total consideration of $32,090,000, the “Consideration”.

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

(2) In accordance with ASC Topic 805 (formerly SFAS 141(R)), the above acquisition is considered as a business combination of companies under common control and is being accounted for in a manner similar to that of pooling of interests. The Company’s consolidated financial statement recognizes Henglong’s 35.5% equity form January 1, 2008. The net book value of 35.5% equity of Henglong was $6,177,079. The difference between the acquisition consideration of $32,090,000 and 35.5% equity of Henglong, which was $25,912,921, has been debited to additional paid-in capital. Since Henglong has been a consolidated subsidiary of the Company, the historical consolidated financial statement of the Company has contained the assets, liabilities and other financial data of Henglong. Comparative statements in previous periods are mainly about the adjustment of noncontrolling interest. For detailed information, please see the disclosures in Form 8-K filed by the Company on May 8, 2008.

(3) In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees who served over three years or have given outstanding performance, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 433,850 stock options under this plan, and there remain 1,766,150 stock options issuable in the future as of December 31, 2009.

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

As of December 31, 2009 and 2008, the total intrinsic value of the Company’s stock options that were outstanding was $5,171,504 and $86,765, respectively; and the total intrinsic value of Company’s stock options that were exercisable was $3,611,947 and $45,824, respectively. There was no intrinsic value for all the options on the grant date as their exercise prices were the market prices. The average weighted fair value for each stock option granted was $8.74 and $2.63 in 2009 and 2008, respectively.

As of March 20, 2006 and February 15, 2008, the Company issued 156,250 shares and 1,317,864 shares of warrant to different investors, with term of three years and one year, respectively. Such warrants have not been exercised on March 20, 2009 and February 15, 2009 (their maturity dates), and the right of warrants was forfeited. As of December 31, 2009, the Company did not have any warrant outstanding. The fair value of warrant was determined on the date of issuance using the Black-Scholes option pricing model. (See Note 16)

23.     Retained earnings —

 Appropriated

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

The Company recorded $798,756 statutory surplus reserve for the year 2009. The Company did not record statutory surplus reserve for the year 2008 as statutory surplus reserve reached 50% of the registered capital of subsidiaries for distribution of profit.

Unappropriated

Following are the changes in unappropriated retained earnings for the years ended December 31, 2009 and 2008:

	2009 As Restated	2008 As Restated
Balance at beginning of the year	$34,060,876	$23,591,275
Adjustment of retained earnings for previous years (1)	-	225,471
Accumulated effect of adopting ASC815-40 (2)	863,753	-
Net income ( loss)	(26,440,871)	10,244,130
Appropriation of retained earnings	(798,756)	—
Balance at end of year	$7,685,002	$34,060,876

(1) Adjustment of retained earnings for previous years mainly is the Company’s reduction of accrued depreciation on fixed assets and deferred income tax assets in the initial listing.
(2) As discussed in Note 3, effective January 1, 2009, the Company adopted and applied the amendments to ASC 815 Derivatives and Hedging Activities. The accumulated effect of adopting ASC815-40 was $863,753.

24.   Other Income

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

25.   Financial income (expenses)

During the years ended December 31, 2009 and 2008, the Company recorded financial income (expenses) which were summarized as follows:

	Years Ended December 31,
	2009 As Restated	2008 As Restated
Interest income(expenses), net	$(3,811,426)	$(3,277,492)
Foreign exchange gain (loss), net	10,296	305,578
Income (loss) of note discount, net	(82,757)	150,654
Amortization for discount of Convertible Note payable, net	(3,891,148)	(138,433)
Handling charge	(108,679)	(89,020)
Total	$(7,883,714)	$(3,048,713)
(1)
Interest expenses mainly are accrued provisions on make-whole redemption interest pursuant to the term of the Convertible Notes. For the years ended December 31, 2009, and 2008, the Company accrued provisions on make-whole redemption interest were $2,725,042, and $2,038,729, respectively.

(2)  On March 17, 2009, as a result of the Company’s WAP Default, the Convertible Notes holder required the Make Whole redemption, and $3,891,148 was recorded as unamortized discount to accrue the Convertible Notes to their fair value over the term of the Convertible Notes (see note 14).

26.  Gain on change in fair value of derivative

As of December 31, 2009 and 2008, following is the summary of the Company’s recorded gain (loss) on change in fair value of derivatives:

	Years Ended December 31,
	2009 As Restated	2008 As Restated
Income from adjustment of fair value of liabilities in connection with warrants	$1,977	$796,649
Loss from adjustment of fair value of compound derivative liabilities	(43,076,304)	-
Total	$(43,074,327)	$796,649

Gain (loss) on the change of the fair value of warrant liability and compound derivative liabilities mentioned above, see note 15 and 16.

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

On January 1, 2007, Jiulong has used up its enterprise income tax exemption. During 2008, Jiulong was subject to enterprise income tax at a rate of 15%. During 2009, Jiulong was awarded the status of Advanced Technology Enterprises, and subject to enterprise income tax at a rate of 15% for 2009.

On January 1, 1999, Henglong was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 1999, and a 50% enterprise national income tax deduction and a 100% local income tax deduction for the next nine years thereafter, from 2001 to 2009, for income tax purposes. During 2008, Henglong was awarded the status of Advanced Technology Enterprises, and subject to enterprise income tax at a rate of 15% for 2009 and 2008.

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

Wuhu, Jielong and Hengsheng have an enterprise income tax exemption in 2008 and 2009, and Wuhu is subject to income tax at a rate of 11%, 12%, and 12.5% for the next three years thereafter, from 2010 to 2012, and Jielong and Hengsheng are subject to 12.5% for the next three years thereafter, from 2010 to 2012.

USAI is at start up stage in 2009 and 2008, accordingly, there is no assessable profit for these periods. It has an enterprise income tax exemption in 2008 and 2009, and is subject to income tax at a rate of 12.5% for the next three years thereafter, from 2010 to 2012, and a 25% enterprise national income tax for the years commencing from January 1, 2013.

No provision for Hong Kong tax is made as Genesis is an investment holding company, and has no assessable income in Hong Kong for the years 2009 and 2008. The enterprise income tax of Hong Kong is 16.5%.

No provision for US tax is made as the Company has no assessable income in the US for the years of 2009 and 2008. The enterprise income tax of US is 35%.

The provision for income tax differs from the provision computed at statutory rates as follows:

	Years Ended December 31,
	2009 As Restated	2008 As Restated

Tax rate	35%	35%
Income (loss) before income taxes	$(13,931,112)	$15,811,821

Federal tax (benefit) at statutory rate	(4,875,889)	5,534,137
Fair value change in convertible bond	13,866,951	(278,827)
Deemed accumulated Imputed interest	2,268,652	48,451
Other permanent differences	(136,657)	(52,996)
Effect of differences in foreign tax rate	(6,711,498)	(3,569,821)
Tax benefit from income tax return	(1,053,092)	(2,762,823)
Provision on deferred income tax – US	1,185,693	1,214,786
Provision on deferred income tax – PRC	175,853	322,923
Total income tax expenses	$4,720,013	$455,830

28.   Income (loss) Per Share

The calculations of diluted income (loss) per share attributable to Parent company were:

	Years Ended December 31,
	2009	2008
Numerator:
Net income (loss) attributable to Parent company	$(26,440,871)	$10,244,130
Allocation to convertible notes holders	-	(1,328,374)
Net income (loss) attributable to the parent Company’s common shareholders – Basic	$(26,440,871)	$8,915,756
Dilutive effect of:
Add back allocation to convertible notes holders	-	1,328,374
Net income (loss) attributable to the parent Company’s common shareholders - Diluted	$(26,440,871)	$10,244,130
Denominator:
Weighted average shares outstanding – Basic	26,990,649	25,706,364
Shares issuable under stock options	-	89
Denominator for dilutive income/(loss) per share	26,990,649	25,706,453
Net income (loss) per common share attributable to Parent company—
Basic	$(0.98)	$0.35
Diluted	$(0.98)	$0.35

The following table summarizes potential common shares outstanding excluded from the calculation of diluted income (loss) per share for the years ended December 31, 2009 and 2008, because such an inclusion would have an anti-dilutive effect:

	Years Ended December 31,
	2009	2008
Shares issuable under stock options	343,850	366,350
Shares issuable under stock warrant	-	1,474,114
Shares issuable pursuant to convertible senior notes	4,235,972	4,941,967
Total	4,579,822	6,782,431

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

Purchase of 35.5% equity interest in Jinzhou Henglong during the year ended December 31, 2008 (refer to note 21).

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

As of February 27, 2010, the date the Company issued this financial statement, Hanlin Chen, Chairman, owns 55.99% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

The following table summarizes the Company‘s major contractual payment obligations and commitments as of December 31, 2009:

	Payment Obligations by Period
	2010	2011	2012	2013	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$—	$—	$—	$220,000
Obligations for purchasing agreements	9,896,373	672,252	—	—	—	10,568,625
Interest and make-whole on Convertible Notes	5,751,270	—	—	—	—	5,751,270
Total	$15,757,643	$782,252	$—	$—	$—	$16,539,895

32. Off-Balance Sheet Arrangements

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

The Company’s product sectors information is as follows:

For the year ended December 31, 2009 – As Restated

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other Sectors	Eliminations (a)	Total
Revenue
Net product sales – external	$117,527,054	$59,404,637	$27,765,261	$23,810,721	$26,496,148	$593,732	$—	$255,597,553
Net product sales – internal	35,932,821	2,208,479	4,727,583	382,646	-	10,212,802	(53,464,331)	-
Gain on other sales and other income – external	(95,523)	150,980	216,560	73,677	(15,337)	511,790	(3,642)	838,505
Total revenue	$153,364,352	$61,764,096	$32,709,404	$24,267,044	$26,480,811	$11,318,324	$(53,467,973)	$256,436,058
Net income (loss)	25,922,760	3,463,037	2,874,063	2,998,220	47,270	1,303,104	(55,259,579)	(18,651,125)
Net income (loss) attributable to non-controlling interest	5,151,997	657,533	862,219	1,469,128	10,716	(166,688)	(195,159)	7,889,746
Net income (loss) attributable to Parent company	$20,770,763	$2,805,504	$2,011,844	$1,529,092	$36,554	$1,469,792	$(55,064,420)	$(26,440,871)
Depreciation and amortization	3,777,978	2,068,581	543,930	895,241	352,770	974,832	70,837	8,684,169
Total assets	156,393,126	59,675,929	32,163,383	25,955,363	18,182,769	27,593,057	(5,581,055)	314,382,572
Capital expenditures	$5,378,814	$1,671,141	$218,297	$2,486,501	$150,212	$7,918,006	$-	$17,822,971

For the year ended December 31, 2008 - As Restated

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other Sectors	Other (a)	Total
Revenue
Net product sales – external	$65,903,560	$40,457,552	$21,360,581	$15,094,357	$19,953,632	$409,604	$—	$163,179,286
Net product sales – internal	27,088,095	2,250,714	3,646,916	684,098	-	491,871	(34,161,694)	-
Gain on other sales and other income – external	317,477	73,819	156,743	33,930	134,472	21,217	(3,595)	734,063
Total revenue	$93,309,132	$42,782,085	$25,164,240	$15,812,385	$20,088,104	$922,692	$(34,165,289)	$163,913,349
Net income (loss)	14,917,965	534,665	2,110,574	2,749,649	(473,960)	(816,507)	(3,666,395)	15,355,991
Net income attributable to noncontrolling interest	2,986,936	103,227	633,173	1,347,329	(107,447)	(24,274)	172,917	5,111,861
Net income (loss) attributable to Parent company	$11,931,029	$431,438	$1,477,401	$1,402,320	$(366,513)	$(792,233)	$(3,839,312)	$10,244,130
Depreciation and amortization	4,575,115	2,569,716	701,120	1,147,517	401,379	416,957	113,188	9,924,992
Total assets	108,162,809	47,408,460	23,524,620	23,868,680	10,182,645	18,757,115	(16,188)	231,888,141
Capital expenditures	$2,277,253	$3,407,505	$269,207	$501,557	$716,239	$5,199,172	$10,000,000	$22,370,933

(a)	Other includes activity at the corporate level, unrealized income between product companies (sectors), and elimination of inter-sector transactions.

EXHIBIT INDEX
Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123.)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002.)

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

10.21
English Translation of the Sino-Foreign Equity Joint Venture Contract dated January 24, 2010 between Great Genesis Holdings Limited and Beijing Hainachuan Auto Parts Co., Ltd. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2009 filed on March 25, 2010)

21	Schedule of Subsidiaries (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2009)

23	Consent of Schwartz Levitsky Feldman LLP., Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification*
31.2	Rule 13a-14(a) Certification*
32.1	Section 1350 Certification*
32.2	Section 1350 Certification*