Form 10-Q/A
period 2010-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2011-06-24
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION 5.16
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
Yes ☐No ☐

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
Yes  ☐ No  ☒

As of June 24, 2011, the Company had 28,083,534 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

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

The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. The Company’s review determined that the errors resulted from the Company’s failure to properly apply the requirements of Accounting Standard Codification (ASC) 815 (“ASC 815”), which changed the accounting treatment of convertible notes effective January 1, 2009. Additionally, management has also identified accounting errors in accumulated depreciation, deferred tax assets and accrued payroll and its related cost. These flaws represented material weaknesses in the Company’s internal controls over financial reporting as of March 31, 2010, such as accounting error on compound embedded derivative financial instruments, which were mentioned in this amended quarterly report on Form 10-Q/A. Management identified the accounting errors in connection with the 2010 annual audit procedures undertaken by the Company’s newly engaged independent registered public accounting firm, PricewaterhouseCoopers Zhong Tian CPAs Limited Company.

The Company’s review was overseen by the audit committee of the board of directors of the Company (the “Audit Committee”) with the assistance of management and accounting consultants engaged by management. The Audit Committee concluded on March 12, 2011 that the Company’s previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2009, and related auditors’ report, and unaudited interim consolidated financial statements as of and for the quarterly periods ended March 31, June 30 and September 30, 2010, should no longer be relied upon because of these errors in the financial statements. The Company’s board of directors agreed with the Audit Committee’s conclusions. After analyzing the size and timing of the errors, the Company determined that, in the aggregate, the errors were material and would require the Company to restate certain of its previously issued financial statements.

As more fully described in Note 2 to the accompanying restated consolidated financial statements for the three-month period ended March 31, 2010 and 2009, the Company has restated its consolidated financial statements and the related disclosures for the three-month period ended March 31, 2010 and 2009. Specifically, the Company has restated its consolidated balance sheets and the related consolidated statements of income, statements of stockholders’ equity and statements of cash flows as of and for the three-month period ended March 31, 2010 and 2009. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, has been updated to reflect the effects of the restatement.

The effect of the adjustments included: (a) a decrease of $14,441,620 in net income attributable to parent company for the three month period ended March 31, 2010, including a decrease of $14,301,410 resulting from the loss on change in fair value of derivative liabilities adjustment and a decrease of $140,210 from adjustments to financial expenses related to the Convertible Notes; and (b) a decrease of $1,740,950 in net income attributable to parent company for the three month period ended March 31, 2009, including an increase of $3,930,027 resulting from the gain on change in fair value of derivative liabilities adjustment and a decrease of $5,670,977 from adjustments to financial expenses related to the Convertible Notes.

Except as discussed above, the Company has not modified or updated disclosures presented in its quarterly report on Form 10-Q for the three-month period ended March 31, 2010 filed with the Securities and Exchange Commission on May 6, 2010 (the “Original Filing”), except as required to reflect the effects of the restatement. Accordingly, this amended quarterly report does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing. References to this “quarterly report on Form 10-Q,” this “quarterly report on Form 10-Q/A” and this “amended quarterly report on Form 10-Q/A” herein shall refer to the Original Filing as amended by this amended quarterly report on Form 10-Q/A. The following items have been amended as a result of the restatement:

Part I	Item 1.	Financial Statements and Supplementary Data;
Part I	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I	Item 4.	Controls and Procedures; and
Part II	Item 1A.	Risk Factors
Part II	Item 6.	Exhibits, Financial Statement Schedules.

Cautionary Statement

This Amendment no. 1 to the Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-Q/A is filed, and the Company does not intend to update any of the forward-looking statements after the date this amended quarterly report on Form 10-Q/A is filed to confirm these statements to actual results, unless required by law.

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements

China Automotive Systems, Inc.
Condensed Consolidated Statements of Income (Operations) (Unaudited)

	Three Months Ended March 31,
	2010	2009
	As Restated– note 2	As Restated – note 2
Net product sales, including $1,660,393 and $559,011 to related parties for the three months ended March 31, 2010 and 2009	$84,232,689	$44,697,446
Cost of product sold, including $4,347,288 and $2,126,737 purchased from related parties for the three months ended March 31, 2010 and 2009	61,697,672	33,794,101
Gross profit	22,535,017	10,903,345
Add: Gain on other sales	451,610	66,879
Less: Operating expenses-
Selling expenses	1,867,803	1,064,680
General and administrative expenses	3,604,784	1,801,702
R&D expenses	1,301,758	439,922
Depreciation and amortization	321,793	571,413
Total Operating expenses	7,096,138	3,877,717
Income from operations	15,890,489	7,092,507
Add: Other income, net (note 23)	15,528	-
Financial income (expenses) net (note 24)	(508,221)	(6,110,457)
Gain (loss) on change in fair value of derivative (note 25)	(14,152,382)	2,369,179
Income before income taxes	1,245,414	3,351,229
Less: Income taxes (note 26)	2,285,522	1,449,670
Net income (loss)	$(1,040,108)	$1,901,559
Net income attributable to noncontrolling interest	3,066,343	1,383,697
Net income (loss) attributable to parent company	$(4,106,451)	$517,862
Allocation to convertible notes holders	-	(80,164)
Net income (loss) attributable to parent company’s common shareholders	(4,106,451)	437,698
Net income (loss) attributable to parent company’s common shareholders per share –
Basic (note 27)	$(0.15)	$0.02
Diluted (note 27)	$(0.15)	$0.02
Weighted average number of common shares outstanding –
Basic	27,046,244	26,983,244
Diluted	27,046,244	26,983,244
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2010	2009
	As Restated– note 2	As Restated– note 2
Net income (loss)	$(1,040,108)	$1,901,559
Other comprehensive income:
Foreign currency translation gain (loss)	45,256	(14,586)
Comprehensive income (loss)	$(994,852)	$1,886,973
Comprehensive income attributable to non-controlling interest	3,073,897	1,379,272
Comprehensive income (loss) attributable to parent company	$(4,068,749)	$507,701
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	As Restated– note 2	As Restated– note 2
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$51,075,033	$43,480,176
Pledged cash deposits (note 4)	13,976,353	12,742,187
Accounts and notes receivable, net, including $1,526,905 and $1,441,939 from related parties at March 31, 2010 and December 31, 2009 (note 5)	168,252,346	154,863,292
Advance payments and other, including $1,080,591 and $0 to related parties at March 31, 2010 and December 31, 2009	7,549,606	2,413,556
Inventories (note 7)	35,383,898	27,415,697
Current deferred tax assets (note 10)	4,235,610	3,866,353
Total current assets	$280,472,846	$244,781,261
Long-term Assets:
Property, plant and equipment, net (note 8)	$58,644,920	$58,529,447
Intangible assets, net (note 9)	516,052	561,389
Other receivables, net, including $332,955 and $65, 416 from related parties at March 31, 2010 and December 31, 2009 (note 6)	1,950,782	1,064,224
Advance payments for property, plant and equipment, including $1,962,472 and $2,579,319 to related parties at March 31, 2010 and December 31, 2009	8,323,825	6,369,043
Long-term investments	79,106	79,084
Non-current deferred tax assets (note 10)	3,077,970	2,998,124
Total assets	$353,065,501	$314,382,572
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans (note 11)	$4,394,767	$5,125,802
Accounts and notes payable, including $2,685,916 and $1,537,827 to related parties at March 31, 2010 and December 31, 2009 (note 12)	124,659,294	107,495,833
Convertible Notes payable (note 13)	30,000,000	30,000,000
Compound derivative liabilities (note 14)	59,595,888	45,443,506
Customer deposits	6,894,977	1,918,835
Accrued payroll and related costs	4,577,616	4,578,446
Accrued expenses and other payables(note 15)	27,391,581	22,472,452
Accrued pension costs (note 16)	3,859,241	3,778,187
Taxes payable (note 17)	13,016,930	11,482,177
Amounts due to shareholders/directors (note 18)	186,888	-
Total current liabilities	$274,577,182	$232,295,238
Long-term liabilities:
Advances payable (note 19)	234,007	233,941
Total liabilities	$274,811,189	$232,529,179
Significant concentrations (note 28)
Related party transactions (note 29 )
Commitments and contingencies (note 30 )
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares Issued and outstanding – None	$	$
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued and Outstanding – 27,046,244 shares at March 31, 2010 and December 31, 2009 (note 20)	2,704	2,704
Additional paid-in capital (note 20)	27,515,064	27,515,064
Retained earnings-
Appropriated	8,324,533	8,324,533
Unappropriated	3,578,551	7,685,002
Accumulated other comprehensive income	11,225,435	11,187,733
Total parent company stockholders' equity	50,646,287	54,715,036
Non-controlling interests (note 21)	27,608,025	27,138,357
Total stockholders' equity	$78,254,312	$81,853,393
Total liabilities and stockholders' equity	$353,065,501	$314,382,572
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
 Period Ended March 31, 2010 (unaudited) and December 31, 2009

					Accumulated	Total parent
		Additional			Other	company		Total
	Common	Paid-in	Retained Earnings		Comprehensive	stockholders '	Non-controlling	stockholders'
	Stock	Capital	Appropriated	Unappropriated	Income (Loss)	Equity	interests	Equity

Balance at January 1, 2009 restated	$2,698	$26,648,154	$7,525,777	$34,060,876	$11,127,505	$79,365,010	$23,270,820	$102,635,830
Accumulated effect of adopting ASC 8150-40	–	–	–	863,753	–	863,753	–	863,753
Balance at January 1,2009 - as further restated	2,698	26,648,154	7,525,777	34,924,629	11,127,505	80,228,763	23,270,820	103,499,583
Foreign currency translation gain	–	–	–	–	60,228	60,228	22,410	82,638
Exercise of stock options	6	420,234	–	–	–	420,240	–	420,240
Issuance of stock options to independent directors and management	-	446,676	–	–	–	446,676	–	446,676
Appropriation of retained earnings	-	-	798,756	(798,756)	–	–	(3,944,619)	(3,944,619)
Net income (loss) for the year ended December 31, 2009	–	–	–	(26,440,871)	–	(26,440,871)	7,789,746	(18,651,125)
Balance at December 31, 2009 restated	$2,704	$27,515,064	$8,324,533	$7,685,002	$11,187,733	$54,715,036	$27,138,357	$81,853,393
Foreign currency translation gain	–	–	–	–	37,702	37,702	7,554	45,256
Appropriation of retained earnings	–	–	–	–	–	–	(2,604,229)	(2,604,229)
Net income (loss) for the period ended March 31, 2010	–	–	–	(4,106,451)	–	(4,106,451)	3,066,343	(1,040,108)
Balance at March 31, 2010 restated	$2,704	$27,515,064	$8,324,533	$3,578,551	$11,225,435	$50,646,287	$27,608,025	$78,254,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2010	2009
	As Restated– note 2	As Restated– note 2
Cash flows from operating activities:
Net income	$(1,040,108)	$1,901,559
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,358,266	2,026,816
Allowance for doubtful accounts (Recovered)	218,944	(650,590)
Deferred income taxes assets	(447,191)	112,451
Amortization for discount of Convertible Note payable	—	3,891,148
(Gain) loss on change in fair value of derivative	14,152,382	(2,369,179)
Other operating adjustments	99	(1,234)
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	(1,230,619)	(1,102,026)
Accounts and notes receivable	(13,455,446)	(6,482,746)
Advance payments and other	(5,135,625)	(779,329)
Inventories	(7,960,570)	(1,379,040)
Increase (decrease) in:
Accounts and notes payable	17,133,541	7,069,389
Customer deposits	4,976,051	280,763
Accrued payroll and related costs	(2,105)	90,811
Accrued expenses and other payables	2,310,261	2,593,107
Accrued pension costs	80,002	(91,254)
Taxes payable	1,531,557	3,779,564
Net cash provided by operating activities	$13,489,439	$8,890,210
Cash flows from investing activities:
(Increase) decrease in other receivables	(979,428)	(111,395)
Cash received from equipment sales	237,457	34,020
Cash paid to acquire property, plant and equipment	(4,616,312)	(4,296,391)
Cash paid to acquire intangible assets	(2,504)	(292,573)
Net cash (used in) investing activities	$(5,360,787)	$(4,666,339)
Cash flows from financing activities:
Proceeds from (repayment of) bank loans	(732,462)	(2,194,298)
Dividends paid to the non-controlling interest holders of Joint-venture companies	-	(1,550,637)
Increase in amounts due to shareholders/directors	186,845	-
Net cash provided by (used in) financing activities	$(545,617)	$(3,744,935)
Cash and cash equivalents affected by foreign currency	$11,822	$(7,020)
Net increase in cash and cash equivalents	7,594,857	471,916
Cash and cash equivalents at beginning of period	43,480,176	37,113,375
Cash and cash equivalents at end of period	$51,075,033	$37,585,291
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

USAI was established in 2005 and mainly engages in production and sales of sensor modulars

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

2. Restatement

The Company has restated its previously issued consolidated financial statements for the three months ended March 31, 2010 and 2009, for matters related to the following previously reported items: financial expenses and accrued interest; gain (loss) on change in fair value of derivative liabilities; and derivative liabilities. The financial data set forth below as of March 31, 2010 and 2009 have been restated to reflect those corrections. Also, retained earning and non-controlling interests as at January 1, 2009, reduced by $1,965,640 and $48,254 respectively, as a result of adjustments to accumulated depreciation and deferred tax assets previously reported and previously unrecorded liabilities in 2008.

Following is a summary of adjustments resulting from the restatement for the three months ended March 31, 2010 (unaudited):

Increase of previously reported financial expenses,	$(140,210)
Decrease of previously reported gain on change in fair value of derivative liabilities	$(14,301,410)
Subtotal	(14,441,620)
Deferred tax assets related to accrued interest of Convertible Notes*	86,326
Valuation allowance*	(86,326)
Total reduction in net earnings for the three months ended March 31, 2010	$(14,441,620)

*the Company accrued valuation allowance against its deferred tax assets while it accrued and restated loss related to deferred income tax income.

Following is a summary of adjustment on the restatement for the three months ended March 31, 2009:

Increase of previously reported financial expenses, increase of accrued interest	$(5,670,977)
Decrease of previously reported gain on change in fair value of derivative liabilities, increase of derivative liabilities	$3,930,027
Subtotal	(1,740,950)
Deferred tax assets related to accrued interest of Convertible Notes*	665,761
Valuation allowance*	(665,761)
Total reduction in net earnings for the three months ended March 31, 2009	$(1,740,950)

*The Company accrued valuation allowance against its deferred tax assets while it accrued and restated loss related to deferred income tax income.

Due to the adjustments to restate the 2009 financial statements, the effect on the Company’s previously issued balance sheet as of March 31, 2010 (unaudited) is summarized as follows:

	Previously Reported	Increase (Decrease)	Restated
Current Assets:
Current deferred tax assets (a)	$1,555,114	$2,680,496	$4,235,610
Total current assets	277,792,350	2,680,496	280,472,846
Long-term Assets:
Property, plant and equipment, net (b)	60,605,816	(1,960,896)	58,644,920
Non-current deferred tax assets (c)	2,447,578	630,392	3,077,970
Total Assets	351,715,509	1,349,992	353,065,501

Current Liabilities:
Convertible notes payable (d)	28,747,192	1,252,808	30,000,000
Compound derivative liabilities (e)	730,981	58,864,907	59,595,888
Accrued payroll and related costs (f)	3,039,446	1,538,170	4,577,616
Accrued expenses and other payables (g)	22,381,164	5,010,417	27,391,581
Taxes payable (h)	12,899,736	117,194	13,016,930
Total current liabilities	207,793,686	66,783,496	274,577,182
Total Liabilities	208,027,693	66,783,496	274,811,189

Stockholders’ equity
Retained earnings-
Unappropriated- January 1, 2009	36,026,516	(1,965,640)	34,060,876
Accumulated effect of adoption of ASC 815-40	—	863,753	863,753
Net income attributable to parent company-December 31, 2009	23,414,263	(49,855,134)	(26,440,871)
Unappropriated-December 31, 2009	58,642,023	(50,957,021)	7,685,002
Net income attributable to parent company-March 31, 2010 (unaudited)	10,335,169	(14,441,620)	(4,106,451)
Unappropriated-March 31, 2010 (unaudited)	68,977,192	(65,398,641)	3,578,551
Accumulated other comprehensive income-December 31, 2009	11,187,744	(11)	11,187,733
Foreign currency translation gain –March 31, 2010 (unaudited)	37,777	(75)	37,702
Accumulated other comprehensive income-March 31, 2010 (unaudited)	11,225,521	(86)	11,225,435
Total parent company stockholders' equity	116,045,014	(65,398,727)	50,646,287
Non-controlling interests- January 1, 2009	23,222,566	48,254	23,270,820
Net income attributable to noncontrolling interest- December 31, 2009	7,872,813	(83,067)	7,789,746
Foreign currency translation gain (loss) - December 31, 2009	22,365	45	22,410
Non-controlling interests-December 31, 2009	27,173,125	(34,768)	27,138,357
Foreign currency translation gain –March 31, 2010 (unaudited)	7,563	(9)	7,554
Non-controlling interests- March 31, 2010 (unaudited)	27,642,802	(34,777)	27,608,025
Total stockholders' equity	143,687,816	(65,433,504)	78,254,312
Total liabilities and stockholders' equity	$351,715,509	$1,349,992	$353,065,501

(a)
The adjustment represents the deferred tax assets arising from the provision for doubtful debt, prepaid income tax for unrealized profits for intra-group purchase and sale, accrued labour cost and accrued interest on the convertible notes payable, which were not previously accounted for.

(b)	The adjustment represents the accumulated depreciation by which the depreciation expenses were understated in prior years.

(c)	The adjustment represents the deferred tax assets arising from the timing difference associated with the depreciation expenses as noted in (b) above.

(d)	The adjustment is to accrete the convertible note payable to its full face value in fiscal 2009 upon the WAP default.

(e)	The adjustment represents the valuation of the embedded derivative at its fair value as of December 31, 2009.

(f)	The adjustment represents payroll and bonus expenses of certain of the Company’s joint venture subsidiaries which were previously recorded under cash basis.

(g)	The adjustment represents the make-whole redemption amount on the convertible note payable.

(h)	The adjustment represents the withholding tax levied on dividends distributed by domestic companies to their foreign investors when the dividends are remitted out of China.

Statement of operations data for the three months ended March 31, 2010 (unaudited)

	Previously Reported	Increase (Decrease)	Restated
Financial income (expenses)	$(368,011)	$(140,210)	$(508,221)
Gain (loss) on change in fair value of derivative	149,028	(14,301,410)	(14,152,382)
Income (loss) before income taxes	15,687,034	(14,441,620)	1,245,414
Net income (loss)	13,401,512	(14,441,620)	(1,040,108)
Net income (loss) attributable to parent company	$10,335,169	$(14,441,620)	$(4,106,451)

Statement of operations data for the three months ended March 31, 2009 (unaudited):

	Previously Reported	Increase (Decrease)	Restated
Financial income (expenses)	$(439,480)	$(5,670,977)	$(6,110,457)
Gain (loss) on change in fair value of derivative	(1,560,848)	3,930,027	2,369,179
Income (loss) before income taxes	5,092,179	(1,740,950)	3,351,229
Net income (loss)	3,642,509	(1,740,950)	1,901,559
Net income (loss) attributable to parent company	$2,258,812	$(1,740,950)	$517,862

3. Basis of Presentation and Significant Accounting Policies

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

(b) Recent Accounting Pronouncements

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted.  The adoption of EITF 07-5 has a material impact on the Company’s financial statement.

In June 2009, the Financial Accounting Standards Board (FASB) approved the “FASB Accounting Standards Codification” (“Codification”, “FASB ASC”) as the single source of authoritative generally accepted accounting principles (GAAP) and created a new Topic 105, Generally Accepted Accounting Principles , in the General Principles and Objective Section of the Codification. Topic 105 is effective for interim and annual periods ending after September 15, 2009, and its adoption did not have an impact on the Company’s financial condition or results of operations.

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

 (c) Significant Accounting Policies

Foreign Currencies - The Company’s subsidiaries based in China maintain their books and records in Renminbi, “RMB”, the currency of the PRC, its functional currency. In accordance with guidance now incorporated in ASC Topic 830 (formerly FAS 52), foreign currency transactions in RMB are reflected using the temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period. The Parent Company (CAAS) and Henglong USA Corporation (HLUSA) maintain their books and records in United States Dollars, “USD”, the currency of the United States, its functional currency.

In translating the financial statements of the Company’s China subsidiaries from its functional currency into its reporting currency in United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity.

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

Derivatives – Effective January 1, 2009, the Company adopted and applied the amendments to ASC 815 Derivatives and Hedging Activities that revised the definition of “indexed to a company’s own stock” for purposes of continuing classification of the Company’s derivative financial instruments that are linked to the Company’s common stock. Derivative financial instruments, including those that are embedded in other financial instruments, may be classified in equity only when they both are indexed to the Company’s common stock and meet certain conditions for equity classification. Under the revised definition, an instrument (or embedded feature) is indexed to an entity's own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity's equity shares and a fixed monetary amount. On the effective date of the amendment, the embedded conversion option that is embedded in the Company’s Convertible Notes Payable (see Note 15) no longer met the definition because it embodied certain anti-dilution protections that did not achieve the fixed-for-fixed criteria described above. As a result, the embedded conversion feature required bifurcation, classification in liabilities and measurement at fair value. The Company will be required to re-measure the bifurcated derivative at fair value, with changes reflected in the Company’s income, until the Convertible Notes are settled.

The Company has accounted for this change in accounting principle by reflecting the cumulative effect as an adjustment to the Company’s beginning retained earnings during for the Company’s year ended December 31, 2009. The cumulative effect adjustment that the Company made is the difference between the amounts that the Company recognized related to the Convertible Notes Payable before the initial application of the amended principle and the amounts that would have been recognized if the amended guidance had been applied from the issuance date of the Convertible Notes Payable, which was February 15, 2008. The following table illustrates the differences that comprise the cumulative effect:

	(Effective Date January 1, 2009)
Financial Instrument:	As Recorded	As Adjusted	Cumulative Effect
Convertible Notes Payable	$34,339,807	$31,108,852	$3,230,955
Derivative liabilities	—	2,367,202	(2,367,202)
	$34,339,807	$33,476,054	$863,753

The cumulative effect gives effect to the reallocation of proceeds that arose from the February 15, 2008 financing transaction discussed in Note 14 on the financing date. The following table illustrates the reallocation as if the amended provisions of ASC 815 had been in effect on the financing date:

	(Financing Date February 15, 2008)
Financial Instrument:	Original Allocation	Amended Allocation	Difference
Convertible Notes Payable	$34,201,374	$28,379,704	$5,821,670
Derivative liabilities	—	5,821,670	(5,821,670)
Warrants	798,626	798,626	—
	$35,000,000	$35,000,000	$—

The cumulative effect change in accounting principle on the effective date reflects (i) the difference in the financing date allocation of proceeds, (ii) the resulting change in the amortization of the debt discount that results from the revised allocation and (iii) the changes in the fair values in the derivative liabilities that would have been recorded had the amended standard been in effect since the financing date.

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

4. Pledged cash deposits

Pledged as guarantee for its notes payable, the Company regularly pays some of its suppliers by bank notes. The Company has to deposit a cash deposit, equivalent to 30%- 40% of the face value of the relevant bank note, at a bank in order to obtain the bank note.

5. Accounts and notes receivable

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

6. Other receivables

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

The activity in the Company’s allowance for doubtful accounts of other receivable during the three months ended March 31, 2010 (unaudited) and the year ended December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Balance at beginning of the period	$740,110	$659,837
Amounts provided during the period	93,158	79,618
Foreign currency translation gain	206	655
Balance at the end of the period	$833,474	$740,110

7. Inventories

The Company’s inventories at March 31, 2010 (Unaudited) and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Raw materials	$13,387,709	$10,683,448
Work in process	8,339,074	6,824,137
Finished goods	15,742,057	12,017,195
	37,468,840	29,524,780
Less: provision for loss	(2,084,942)	(2,109,083)
Balance at the end of the period	$35,383,898	$27,415,697

8. Property, plant and equipment

The Company’s property, plant and equipment at March 31, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
	As Restated– note 2	As Restated – note 2
Land use rights and buildings	$33,485,052	$33,100,702
Machinery and equipment	64,626,551	62,982,885
Electronic equipment	5,192,997	5,054,502
Motor vehicles	2,655,218	2,634,696
Construction in progress	2,175,749	1,939,256
	108,135,567	105,712,041
Less: Accumulated depreciation	(49,490,647)	(47,182,594)
Balance at the end of the period	$58,644,920	$58,529,447

Depreciation charge for the three months ended March 31, 2010 and the year ended December 31, 2009 are $2,310,265 and $8,429,863 respectively.

9. Intangible assets

The activities in the Company’s intangible asset account at March 31, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Costs:
Patent technology	$1,384,422	$1,384,037
Management software license	440,985	438,359
	1,825,407	1,822,396
Less: Amortization	(1,309,355)	(1,261,007)
Balance at the end of the period	$516,052	$561,389

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

The components of estimated deferred income tax assets at March 31, 2010 (unaudited) and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
	As Restated– note 2	As Restated – note 2
Losses carryforward (U.S.)	$2,183,674	$2,089,985
Losses carryforward (PRC)	756,881	659,774
Product warranties and other reserves	3,446,183	3,164,674
Property, plant and equipment	3,192,427	3,112,550
Accrued make-whole interest expense for convertible notes	1,753,646	1,667,320
Share-based compensation	311,582	289,705
Bonus accrual	345,329	306,030
Other	444,098	395,649
	12,433,820	11,685,687
Valuation allowance （1）	(5,120,240)	(4,821,210)
Total deferred tax assets（2）	$7,313,580	$6,864,477

（1）As of March 31, 2010, valuation allowance was $5,120,240, including $4,248,901 allowance for the Company’s deferred tax assets in the U.S. and $871,339 allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the U.S., the management believes that the deferred tax assets in the U.S. are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

（2） Approximately $3,077,970 and $ 2,998,124 of deferred income tax asset as of March 31, 2010 and December 31, 2009, respectively, is included in non-current deferred tax assets in the accompanying consolidated balance sheets. The remaining $4,235,610 and $ 3,866,353 of deferred income tax asset as of March 31, 2010 and December 31, 2009, respectively, is included in the current deferred tax assets.

11. Bank loans

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

The Company has pledged cash deposits, notes receivable and certain property plant and machinery to secure note payable granted by banks.

13. Convertible Notes payable

In February 2008, the Company sold to two accredited institutional investors $35 million of Convertible Notes with a scheduled maturity date of February 15, 2013. The Convertible Notes, including any accrued but unpaid interest, are convertible into common shares of the Company at a conversion price of $8.8527 per share, subject to adjustment upon the occurrence of certain events.

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

The Company will have the right to require the Convertible Note holders to convert a portion of the conversion amount then remaining under the Convertible Note obligation into shares of common stock, “ Mandatory Conversion”, if at any time during a six-month period, the beginning day of each such six-month period, a “Mandatory Conversion Period Start Date”, the arithmetic average of the weighted average price of the common stock for a period of at least thirty (30) consecutive trading days following the Mandatory Conversion Period Start Date equals or exceeds the percentage of $8.8527 set forth in the chart below as applicable to the indicated six month period:

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

Upon the occurrence of an event of default with respect to the Convertible Notes, the Convertible Note holders may require the Company to redeem all or any portion of the Convertible Notes. Each portion of the Convertible Notes subject to redemption by the Company will be redeemed by the Company at a price equal to the sum of (i) the conversion amount to be redeemed and (ii) the Other Make Whole Amount. The “Other Make Whole Amount” will mean a premium to the conversion amount such that the total amount received by the Convertible Note holder upon redemption represents a gross yield to the Convertible Note holders on the original principal amount as of the redemption date equal to thirteen percent (13%), with interest computed on the basis of actual number of days elapsed over a 360-day year. The events of default includes the Company’s failure to cure a conversion failure by delivery of the required number of shares of Common Stock, the Company’s failure to pay to the Convertible Note holder any amount of principal, interest, late charges or other amounts when and as due under the Convertible Notes and other events as defined in the Convertible Note agreements. Any amount of principal, interest or other amount due under the Convertible Notes that is not paid when due shall result in a late charge of 18% being incurred and payable by the Company until such amount has been paid.

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

On the issuance date, February 15, 2008, the Company has evaluated the Convertible Notes for terms and conditions that are not clearly and closely associated with the risks of the debt-type host instrument. Generally, such features require separation from the host contract and treatment as derivative financial instruments. Certain features, such as the conversion option, were found to be exempt, as they satisfied the conditions in ASC Topic 815 (formerly the paragraph 11(a) of SFAS 133) for instruments (1) indexed with the Company’s own stock, and (2) classified as equity in financial position statement. Other features, such as puts features were also found to be exempt based on the provision of ASC Topic 815 (formerly the paragraph 61(d) of SFAS 133), when they are clearly and closely associated with the risk of the debt-type host instrument, except (1) debt involving a substantial discount, and (2) put which is only contingently exercisable. Put feature that was embedded in the Company’s hybrid debt instrument satisfied the exemption conditions as (1) it is clearly and closely related to the host debt instrument, and (2) the debt does not involve a substantial discount, as the debt discount that the Company calculated was only 2% which is not considered a substantial discount.

When a financial instrument contains embedded derivatives that require bifurcation, such as the conversion option, redemption put, and freestanding instruments that are recorded at fair value each period, such as the warrants, the accounting is to record the embedded derivative and the freestanding instruments at fair value on inception and the residual proceeds are allocated to the debt instrument. Therefore, upon inception of the debt instruments, the Company recorded the warrants at fair value of $798,626. The remaining proceeds were then allocated to the debt instrument.

As more fully discussed in Note 3, in January 1, 2009, the Company adopted and applied the amendments to ASC 815 Derivatives and Hedging Activities (effective on January 1, 2009), and changed its accounting to conform to the amended rules in ASC 815-40 (formerly was EITF 07-5) relating o the classification of derivative financial instruments. As a result of adopting the amended provisions of ASC 815-40, the Company was required to bifurcate the embedded conversion feature from the Convertible Debt and classify the liabilities of the financial instrument at fair value. Accounting for the cumulative effect change in this accounting principle required the Company to record an adjustment to its beginning retained earnings during the year ended December 31, 2009 which is the difference between the amounts that it recognized related to the Convertible Notes Payable before the initial application of the amended principle and the amounts that would have been recognized if the amended guidance had been applied from the issuance date of the Convertible Notes Payable, which was February 15, 2008. The following table illustrates the differences that comprise the cumulative effect:

	Convertible notes payable
	Original Allocation	Amended Allocation
Value allocated to debt	$34,201,374	$28,379,704
Warrants	798,626	798,626
Compound Embedded Derivative	-	5,821,670
Face value of Convertible Notes payable	$35,000,000	$35,000,000
Unamortized discount	660,193	3,891,148
Unamortized value as of December 31, 2008	$34,339,807	-
Fair value as of January 1, 2009	-	$31,108,852

As indicated above, on the date of inception, allocation of basis in the financing arrangement to the warrants has resulted in an original issue discount to the face value of the Convertible Notes in the amount of $798,626, which amount is subject to amortization over the Convertible Note’s term using the effective interest method. As of December 31, 2008, the amortization expense recorded by the Company was $138,433, and unamortized discount was $660,193. On January 1, 2009, the Company adopted and applied the amendments to ASC 815 Derivatives and Hedging Activities (effective January 1, 2009), accounting for the cumulative effect change in this accounting principle resulting in $6,620,296, including $798,626 discount resulted from Warrants and $5,821,670 from embedded conversion feature of the original unamortized discount and the subsequent amortization using the effective interest method. On January 1, 2009, unamortized discount was $3,891,148.

As indicated above, on March 17, 2009, as a result of the Company’s WAP Default, the Convertible Note holders elected to exercise their rights to require the Company to redeem the Convertible Notes. The remaining amount of $3,891,148 unamortized discount was recorded to full face value of the Convertible Notes, including the make-whole redemption amount. On April 8, 2009, the Company and YA Global reached a settlement agreement, and the Company paid a redemption amount of $5,000,000 of the principal and $41,667 of interest to YA Global. On September 22, 2009, LBCCA Liquidator revoked the redemption notices that were sent on April 24, 2009, and continued to hold the Company’s Convertible Note, of which the face value was $30,000,000. The Company accepted such revocation on September 23, 2009.

On each of March 31, 2010 and December 31, 2009, the carrying value of the Company’s Convertible Notes payable was $30,000,000.

14. Compound derivative liabilities

Effective January 1, 2009, the Company adopted the provisions of ASC 815 Derivatives and Hedging Activities that addresses the determination of whether an instrument meets the definition of a derivative being indexed to a company’s own stock for purposes of applying the scope exception as provided for in accordance with ASC 815-15. Upon adoption of the standard on the effective date, the embedded conversion option that is embedded in the Company’s Convertible Notes Payable (see Note 13) no longer met the definition because it embodied certain anti-dilution protections that is not based on input to the fair value of a fixed-for-fixed option. As a result, the embedded conversion feature required bifurcation, classification in liabilities and measurement at fair value at each reporting period, with changes reflected in earnings, until the Convertible Notes are settled.

The Company’s derivative financial instruments (liabilities) consisted of a compound embedded derivative that originated in connection with the Company’s Convertible Note Payable and Warrant Financing Arrangement. Derivative liabilities are carried at fair value.

The following table summarizes the compound derivative liabilities as of March 31, 2010 (unaudited) and December 31, 2009:

Financial Instrument	March 31, 2010	December 31, 2009
	As Restated– note 2	As Restated– note 2
Compound derivative liability	$59,595,888	$45,443,506
Common shares to which the derivative liability is linked	4,235,972	4,235,972

Changes in the fair value of compound derivative liabilities are recorded in gain (loss) on change in fair value of derivative column in the income statement. The following tables summarize the components of gain (loss) on change in fair value of derivative arising from fair value adjustments and other changes to compound derivative liabilities during the three months ended March 31, 2010 and 2009 (unaudited):

	Three Months Ended March 31,
	2010	2009
	As Restated– note 2	As Restated– note 2
Balances at January 1	$45,443,506	$-
Cumulative effect change in accounting principal	-	2,367,202
Subtotal	45,443,506	2,367,202
Redemptions and settlements:
Redemption	-	(2,367,202)
Increase (decrease) in fair value adjustments	14,152,382	-
Balances at March 31	$59,595,888	$-

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock, which has a high estimated volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes.

The Company’s embedded conversion option derivative represents the conversion option, term-extending option, certain redemption and put features in the Company’s Convertible Notes payable. See Note 14 for additional information about the Company’s Convertible Notes payable. The features embedded in the Senior Convertible Notes were combined into one compound embedded derivative that the Company fair valued using the Monte Carlo valuation technique. Monte Carlo was believed by the Company’s management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, Monte Carlo also embodies assumptions that provide for credit risk, interest risk and redemption behaviors (i.e. assumptions market participants exchanging debt-type instruments would also consider). Monte Carlo simulates multiple outcomes over the period to maturity using multiple assumption inputs also over the period to maturity. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of March 31, 2010, December 31, 2009 and January 1, 2009 (effective date of accounting principle change):

	Range
March 31, 2010 Assumptions:	Low	High	Equivalent
Volatility	70.65%	83.40%	78.56%
Market adjusted interest rates	6.84%	9.12%	7.67%
Credit risk adjusted rates	15.01%	16.70%	15.66%
Implied expected life (years)	—	—	1.64

		Range
December 31, 2009 Assumptions:	Low	High	Equivalent
Volatility	68.86%	81.94%	76.71%
Market adjusted interest rates	6.40%	7.87%	7.05%
Credit risk adjusted rates	13.39%	14.20%	13.63%
Implied expected life (years)	—	—	1.96

		Range
January 1, 2009 Assumptions:	Low	High	Equivalent
Volatility	63.09%	91.15%	74.02%
Market adjusted interest rates	4.14%	17.01%	7.15%
Credit risk adjusted rates	21.58%	24.97%	23.20%
Implied expected life (years)	—	—	4.27

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

     On February 15, 2009, the warrants expired unexercised and the warrants were forfeited. Accordingly, the fair value of the warrants of $1,977 at the beginning of 2009 decreased to 0 at March 31, 2009 and the change has been recorded in the income statement as a gain of $1,977 for the three months ended March 31, 2009.

15. Accrued expenses and other payables

The Company’s accrued expenses and other payables at March 31, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
	As Restated– note 2	As Restated – note 2
Accrued expenses	$4,531,182	$4,160,433
Accrued interest (1)	5,222,917	5,751,270
Other payables	2,874,301	1,706,946
Warranty reserves（2）	10,397,124	9,092,464
Dividend payable to non-controlling interest shareholders of Joint-ventures	4,366,057	1,761,339
Balance at the end of the period	$27,391,581	$22,472,452

(1)
On March 31, 2010 and December 31, 2009, the Company’s balance of accrued interest was $5,222,917 and $5,751,270, respectively, and the Company accrued provision on make-whole redemption interest pursuant to the term of Convertible Notes was approximately $5,000,000 and $4,800,000, respectively.

 （2）The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three months ended March 31, 2010 (unaudited) and the year ended December 31, 2009, the warranties activities were as follows:

	March 31, 2010	December 31, 2009
Balance at the beginning of period	$9,092,462	$6,335,613
Additions during the period-	2,919,304	10,192,749
Settlement within period, by cash or actual material	(1,617,173)	(7,442,982)
Foreign currency translation gain	2,531	7,084
Balance at end of period	$10,397,124	$9,092,464

16. Accrued pension costs

Since the Company’s operations are all located in China, all the employees are located in China. The Company records pension costs and various employment benefits in accordance with the relevant Chinese social security laws, which is substantially based on a total of 31% of base salary as required by local governments. Base salary levels are the average salary determined by the local governments。

The activities in the Company’s pension account during the three months ended March 31, 2010 (unaudited) and the year ended December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Balance at beginning of the period	$3,778,187	$3,806,519
Amounts provided during the period	1,182,448	3,738,373
Settlement during the period	(1,102,446)	(3,770,220)
Foreign currency translation gain	1,052	3,515
Balance at end of period	$3,859,241	$3,778,187

17. Taxes payable

The Company’s taxes payable at March 31, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
	As Restated– note 2	As Restated – note 2
Value-added tax payable	$9,830,999	$9,290,149
Income tax payable	3,024,810	1,851,103
Other tax payable	161,121	340,925
Balance at end of the period	$13,016,930	$11,482,177

18. Amounts due to shareholders/ directors

The activities in the amounts due to shareholders/directors at March 31, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Balance at the beginning of period	$-	$337,370
Increase (decrease) during the period）	186,845	(337,915)
Foreign currency translation gain	43	545
Balance at end of period	$186,888	$-

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

20. Share Capital and Additional paid-in capital

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

21. Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity at March 31, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
	As Restated– note 2	As Restated – note 2
Balance at beginning of the period	$27,138,357	$23,270,820
Add: Additions during the period –
Income attributable to non-controlling interests	3,066,343	7,789,746
Less: Decreases during the period
Dividends declared to the non-controlling interest holders of Joint-venture companies	(2,604,229)	(3,944,619)
Foreign currency translation gain	7,554	22,410
Balance at end of period	$27,608,025	$27,138,357

22. Retained earnings—

 Appropriated

Pursuant to the relevant PRC laws and regulations of Sino-foreign joint venture enterprises, the profits distribution of the Company’s Sino-foreign subsidiaries, which are based on their PRC statutory financial statements, other than based on the financial statement that was prepared in accordance with generally accepted accounting principles in the United States of America, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10%.

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

The Company recorded $798,756 statutory surplus reserve for the year 2009. As of March 31, 2010, the Company did not declare to pay any dividends, so the Company did not record statutory surplus reserve.

Unappropriated

Following is the change in unappropriated retained earning as of March 31, 2010 (unaudited) and December 31, 2009:

	March 31, 2010	December 31, 2009
	As Restated– note 2	As Restated – note 2
Balance at beginning of the year	$7,685,002	$34,060,876
Accumulated effect of adoption of ASC 815-40 (1)	—	863,753
Net income ( loss)	(4,106,451)	(26,440,871)
Distribution of retained earnings	—	(798,756)
Balance at end of period	$3,578,551	$7,685,002

（1）As discussed in Note 3, effective on January 1, 2009, the Company adopted and applied the amendments to ASC 815 Derivatives and Hedging Activities, the accumulated effect of adoption ASC 815-40 was $863,753.

23. Other Income

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

 24. Financial expenses

During the three months ended March 31, 2010 and 2009 (unaudited), the Company recorded financial expenses which are summarized as follows:

	Three Months Ended March 31,
	2010	2009
	As Restated– note 2	As Restated – note 2
Interest expenses, net（1）	$458,607	$2,190,455
Foreign exchange loss, net	9,821	14,568
Loss of note discount, net	15,191	110
Amortization for discount of Convertible Note payable（2）	—	3,891,148
Handling charge	24,602	14,176
Total	$508,221	$6,110,457

(1) Decreased interest expenses as a result of the Company’s WAP Default on March 17, 2009, and the Convertible Note holders required Make Whole redemption by the Company. Thus, the Company recorded about $1,200,000 of default interest for the three month period ended March 31, 2009;
(2) On March 17, 2009, due to the Company’s WAP Default, the Convertible Note holders required Make Whole redemption by the Company and the remaining amount of $3,891,148 unamortized discount was fully amortized (see note 13).

25. Gain (loss) on change in fair value of derivative

During the three months ended March 31, 2010 and 2009 (unaudited), the Company recorded gain (loss) on change in fair value of derivative is summarized as follows:

	Three Months Ended March 31,
	2010	2009
	As Restated– note 2	As Restated– note 2
Income (loss) from adjustment of fair value of liabilities in connection with warrants	$-	$1,977
Income (loss) from adjustment of fair value of compound derivative liabilities	(14,152,382)	2,367,202
Total	$(14,152,382)	$2,369,179

During the three months ended March 31, 2009, the gain on change in fair value of the compound derivative liabilities was due to the Company’s WAP default on March 17, 2009, and the Convertible Note holders required Make Whole redemption by the Company.  Thus, the embedded conversion feature in Convertible Notes was suspended from conversion rights , making the fair value of derivative liability $0. (see note 13)

During the three months ended March 31, 2010, the Company’s common stock market price rose to $23.10 from $18.71, thus, increased the intrinsic value of the embedded conversion feature in financial instruments, increased the fair value of compound derivative liabilities, and increased the loss on change in fair value of derivatives. (see note 14)

26. Income taxes

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

On January 1, 2007, Jiulong has used up its enterprise income tax exemption. During 2008, Jiulong was subject to enterprise income tax at a rate of 25%. During 2009, Jiulong was awarded the title of Advanced Technology Enterprises, and subject to enterprise income tax at a rate of 15% for 2008, 2009 and 2010.

On January 1, 1999, Henglong was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 1999, and a 50% enterprise national income tax deduction and a 100% local income tax deduction for the next nine years thereafter, from 2001 to 2009, for income tax purposes. During 2008, Henglong was awarded the title of Advanced Technology Enterprises, and subject to enterprise income tax at a rate of 15% for 2008, 2009 and 2010.

On January 1, 2003, Shenyang was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2003, a 75% enterprise national income tax deduction and a 100% local income tax deduction for the next three years thereafter, from 2005 to 2007, and a 50% enterprise national income tax deduction, from January 1, 2008, for income tax purposes and was subject to enterprise income tax at a rate of 18%. During 2009, Shenyang was awarded the title of Advanced Technology Enterprises, and subject to enterprise income tax at a rate of 15% for 2009 and 2010.

On January 1, 2004, Zhejiang was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2004, and a 50% enterprise national income tax deduction, and a 50% local income tax deduction for the next three years thereafter, from 2006 to 2008, for income tax purposes. During 2008, Zhejiang is subject to enterprise income tax at a rate of 16.5%, which is comprised of 15% enterprise national income tax and 1.5% local income tax. During 2009, Zhejiang was awarded the title of Advanced Technology Enterprise, and is subject to enterprise income tax at a rate of 15% for 2009 and 2010.

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

27. Income per share

Basic income per share attributable to Parent company is calculated by dividing net income by the weighted average number of common shares outstanding during the period using the two-class method. Diluted income per share is calculated based on the treasury stock method, assuming the issuance of common shares, if dilutive, resulting from the exercise of warrants.

The calculations of income per share attributable to Parent company were:

	Three Months Ended March 31,
	2010 As Restated	2009 As Restated
	(unaudited)	(unaudited)
Numerator:
Net income (loss) attributable to the parent Company	$(4,106,451)	$517,862
Allocation to convertible notes holders	-	(80,164)
Net income (loss) attributable to the parent Company’s common shareholders – Basic	(4,106,451)	437,698
Dilutive effect of:
Add back allocation to convertible notes holders		80,164
Net income (loss) attributable to the parent Company’s common shareholders – Diluted	(4,106,451)	517,862

Denominator:
Weighted average shares outstanding – basic and diluted	27,046,244	26,983,244
Net income per common share attributable to Parent company – basic	$(0.15)	$0.02
Net income per common share attributable to Parent company – diluted	$(0.15)	$0.02

The following table summarizes potential common shares outstanding excluded from the calculation of diluted earnings (loss) per share for the three months ended March 31, 2010 and 2009 (unaudited), because such inclusion would have anti-dilutive effect.

	Three Months Ended March 31,
	2010	2009

Shares issuable under stock options	343,850	388,850
Shares issuable pursuant to convertible senior notes	4,235,972	4,941,967
	4,579,822	5,031,967

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

29. Related party transactions and balances

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

 The following table summarizes the Company’s major contractual payment obligations and commitments as of March 31, 2010 (unaudited):

	Payment Obligations by Period
	2010 (a)	2011	2012	2013	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$-	$-	$-	$220,000
Interest and make-whole on Convertible Notes	2,572,917	5,412,500	-	-	-	7,985,417
Obligations for purchasing agreements	11,508,669	2,053,634	$-	$-	-	13,562,303
Total	$14,191,586	$7,576,134	$-	$-	$-	$21,767,720

(a) Remaining 9 months in 2010

31. Off-balance sheet arrangements

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

The Company’s product sectors information is as follows:

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other *	Total
For the Three Months Ended March 31, 2010 (unaudited) - restated:
Revenue
Net product sales – external	$41,160,453	$19,610,124	$8,128,135	$5,656,532	$8,447,995	$1,229,450	$-	$84,232,689
Net product sales – internal	13,274,199	553,227	1,893,176	975,628	-	3,297,365	(19,993,595)	-
Gain on other sales	52,271	121,657	104,070	10,592	62,250	102,277	(1,507)	451,610
Total revenue	$54,486,923	$20,285,008	$10,125,381	$6,642,752	$8,510,245	$4,629,092	$(19,995,102)	$84,684,299
Net income (loss)	$9,513,142	$1,536,163	$463,019	$1,035,165	$389,325	$264,986	$(14,241,908)	$(1,040,108)
Net income attributable to non-controlling interests	1,902,628	291,871	138,906	507,231	88,260	(5,081)	142,528	3,066,343
Net income attributable to Parent company	$7,610,514	$1,244,292	$324,113	$527,934	$301,065	$270,067	$(14,384,436)	$(4,106,451)

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other （1）	Total
For the Three Months Ended March 31, 2009 (unaudited) - restated:
Revenue
Net product sales – external	$18,075,293	$9,764,562	$6,405,993	$5,422,811	$4,828,229	$200,558	$—	$44,697,446
Net product sales – internal	8541,592	214,904	502,829	120,086	—	—	(9,379,411)	-
Gain on other sales	42,460	(13,040)	14,530	3,420	18,135	2,878	(1,504)	66,879
Total revenue	$26,659,345	$9,966,426	$6,923,352	$5,546,317	$4,846,364	$203,436	$(9,380,915)	$44,764,325
Net income	$4,865,838	$426,272	$763,816	$505,084	$(190,181)	$(336,051)	$(4,133,219)	$1,901,559
Net income attributable to noncontrolling interests	973,167	80,992	229,144	247,491	(43,114)	(37,144)	(66,839)	1,383,697
Net income attributable to Parent company	$3 , 892,671	$345,280	$534,672	$257,593	$(147,067)	$(298,907)	$(4,066,380)	$517,862

（1） Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This quarterly report on Form 10-Q/A for the quarterly period ended March 31, 2010 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expects,” “intends,” “estimates,” “continues,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this quarterly report on Form 10-Q/A for the quarterly period ended March 31, 2010 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion on risk factors in Item 1A of Part II of this quarterly report on Form 10-Q/A.

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

The Company grants credit to its customers for three to four months based on each customer’s current credit standing and financial data. The Company assesses an allowance on an individual customer basis, under normal circumstances; the Company does not record any provision for doubtful accounts for those accounts receivable amounts which were in credit terms. For those receivables out of credit terms, the Company records any provision for doubtful accounts according to customs financial position assessment.
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
• Tax law changes • Variances in future projected profitability, including by taxing entity

Convertible notes payable, discount of convertible note payable, warrant liabilities, compound derivative liabilities	Warrant liabilities and compound derivative liabilities	The Company is required to estimate the fair value of warrant liabilities and compound derivative liabilities at conception and completion of each reporting period	The Company uses Black-Scholes option pricing model to determine fair value of warrant; uses Monte Carlo Valuation Model (“MCS”) to determine fair value of compound derivative liabilities	• volatility • Risk-free rate • Interest market risk • Credit risk • Redemption behavior before maturity

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

•
Net loss attributable to Parent company of $4,106,451, or loss of $0.15 per share on both a basic and diluted basis, decreased by $4,624,313, or $0.17 per share, compared to the net income of $517,862, or gain of $0.02 per share on a basic and diluted basis, respectively, for the same period in 2009

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

The effects of the restatement on selected income statement line items for the three-month period ended March 31, 2010 and 2009 (unaudited) are as follows:

	Increase/(Decrease) in income statement line items
	2010	2009
Financial income (expenses)	$(140,210)	$(5,670,977)
Gain on change in fair value of derivative	(14,301,410)	3,930,027
Income before income taxes	(14,441,620)	(1,740,950)
Net income attributable to parent company	$(14,441,620)	$(1,740,950)

RESULTS OF OPERATIONS——THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (unaudited):

	Net Sales				Cost of sales
	2010	2009	Change		2010	2009	Change
Henglong	$54,434,652	$26,616,886	$27,817,766	104.5%	$40,182,809	$19,017,920	$21,164,889	111.3%
Jiulong	20,163,351	9,979,466	10,183,885	102.0	17,233,519	8,678,011	8,555,508	98.6
Shenyang	10,021,311	6,908,822	3,112,489	45.1	8,648,897	5,772,726	2,876,171	49.8
Zhejiang	6,632,160	5,542,896	1,089,264	19.7	4,892,768	4,345,978	546,790	12.6
Wuhu	8,447,995	4,828,229	3,619,766	75.0	8,189,548	4,816,214	3,373,334	70.0
Other Sectors	4,526,815	200,558	4,326,257	2157.1	3,639,291	232,410	3,406,881	1465.9
Other *	(19,993,595)	(9,379,411)	(10,614,184)	113.2	(21,089,160)	(9,069,158)	(12,020,002)	132.5
Total	$84,232,689	$44,697,446	$39,535,243	88.5%	$61,697,672	$33,794,101	$27,903,571	82.6%

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

Net sales for Henglong was $54,434,652 for the three months ended March 31, 2010, compared with $26,616,886 for the three months ended March 31, 2009, representing an increase of $27,817,766, or 104.5%. The net sales increase was mainly due to increased production volumes with a sales increase of $33,956,890, decreased sales price with a sales decrease of 6,176,556, and the effect of foreign currency translation with a sales increase of $37,432.

Net sales for Jiulong was $20,163,351 for the three months ended March 31, 2010, compared with $9,979,466 for the three months ended March 31, 2009, representing an increase of $10,183,885, or 102.0%. The net sales increase was mainly due to increased production volumes with a sales increase of $9,083,762, increased sales price with a sales increase of $1,086,088, and the effect of foreign currency translation with a sales increase of $14,035.

Net sales for Shenyang was $10,021,311 for the three months ended March 31, 2010, compared with $6,908,822 for the three months ended March 31, 2009, representing an increase of $3,112,489, or 45.1%. The net sales increase was mainly due to increased production volumes with a sales increase of $3,740,319, decreased sales price with a sales decrease of $637,546, and the effect of foreign currency translation with a sales increase of $9,716.

Net sales for Zhejiang was $6,632,160 for the three months ended March 31, 2010, compared with $5,542,896 for the three months ended March 31, 2009, representing an increase of $1,089,264, or 19.7%. The net sales increase was mainly due to increased production volumes with a sales increase of $1,059,530 and increased sales price with a sales increase of $21,938 and the effect of foreign currency translation with a sales increase of $7,796.

Net sales for Wuhu was $8,447,995 for the three months ended March 31, 2010, compared with $4,828,229 for the three months ended March 31, 2009, representing an increase of $3,619,766, or 75.0%. The net sales increase was mainly due to increased production volumes with a sales increase of $3,225,458 and increased sales price with a sales increase of $387,517 and the effect of foreign currency translation with a sales increase of $6,791.

Net sales for Other Sectors was $4,526,815 for the three months ended March 31, 2010, compared with $200,558 for the three months ended March 31, 2009, representing an increase of $4,326,257 or 2,157.1%. The net sales increased mainly due to the development of new market.

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

Cost of sales for Other Sectors was $3,639,291 for the three months ended March 31, 2010, compared with $232,410 for the three months ended March 31, 2009, representing an increase of $3,406,881, or 1465.9%. The cost of sales increase was mainly due to increased of sales.

Gross margin was 26.8% for the three months ended March 31, 2010, a 2.4 percentage point increase from 24.4% for the same period of 2009, primarily due to declines in unit cost in excess of sales price reductions. For the three months ended March 31, 2010, the Company classified product warranty expenses as selling cost, which were classified as selling expenses in previous periods. As a result, the Company reclassified product warranty expenses for the same period of 2009 as selling cost to achieve consistency with the presentation of the current period. Effects of the reclassification are set forth in the table below.

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Warranty expenses	$2,919,302	$1,294,486
Before reclassification ：
Net sales	84,232,689	44,697,446
Cost of goods sold before reclassification	58,778,370	32,499,615
Gross profit before reclassification	25,454,319	12,197,831
Gross margin before reclassification	30.2%	27.3%
After reclassification ：
Net sales	$84,232,689	$44,697,446
Cost of goods sold after reclassification	61,697,672	33,794,101
Gross profit after reclassification	$22,535,017	$10,903,345
Gross margin after reclassification	26.8%	24.4%

Selling expenses before reclassification	$4,787,105	$2,359,166
Minus: Warranty expenses	2,919,302	1,294,486
Selling expenses after reclassification	$1,867,803	$1,064,680

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

SELLING EXPENSES

Selling expenses were $1,867,803 for the three months ended March 31, 2010, compared with $1,064,680 for the same period of 2009, an increase of $803,123, or 75.4%. The increases were mainly due to salaries and wages expenses, and transportation expenses.

The salaries of salesmen were indexed with their selling performance. During the three months ended March 31, 2010, sales revenue increased 88.5% compared with the same period of 2009, correspondingly increasing the salaries of salesmen.

The increase in transportation expense was due to increased sales and a rise in the price of oil, which led to increases in domestic transportation prices.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $3,604,784 for the three months ended March 31, 2010, compared with $1,801,702 for the same period of 2009, an increase of $1,803,082, or 100.1%. The increases were mainly due to salaries and wages expenses, labor insurance expenses, and provision for bad debts.

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

 FINANCIAL EXPENSES

Financial expenses were $508,221 for the three months ended March 31, 2010, compared to financial expenses of $6,110,457 for the same period of 2009, a decrease of $5,602,236, or 91.7%, primarily as a result of a decrease in interest expense. In March 2009, due to the Company’s WAP Default, the Convertible Note holders required Make Whole redemption by the Company. Thus, the Company amortized $3,900,000 of remaining discount of Convertible Notes and accrued additional $1,200,000 of penalty interest (see note 13).

GAIN (LOSS) ON CHANGE IN FAIR VALUE OF DERIVATIVE

Loss on change in fair value of derivative was $14,152,382 for the three months ended March 31, 2010, compared with a gain of $2,369,179 (including $1,977 in gain on change of fair value of warranty) for the same period of 2009, a decrease of $16,521,561.

For the three months ended March 31, 2010, increase in loss on change in fair value of derivatives was mainly due to an increase in the intrinsic value of the embedded conversion feature in the financial instruments, as the Company’s common stock market price rose to $23.10 (March 31, 2010) form $18.71 at the beginning of the year, and the Company was required to bifurcate the embedded conversion feature in Convertible Notes payable upon adopting ASC 815-40 on January 1, 2009.

For the three months ended March 31, 2009, gain on change in fair value of derivatives was mainly due to the Company’s WAP Default, and the Convertible Note holders required Make Whole redemption by the Company and the intrinsic value of the embedded conversion feature in the Convertible Notes payable being $0. (see note 13)

INCOME BEFORE INCOME TAXES

Income before income taxes was $1,245,414 for the three months ended March 31, 2010, compared with $3,351,229 for the three months ended March 31, 2009, a decrease of $2,105,815, or 62.8%, including an increase in income from operations of $8,797,982, an increase in gain on others of $15,528, a decrease in financial expenses of $5,602,236, and a decrease in gain on change in fair value of derivative of $16,521,561.

INCOME TAXES

Income tax expense was $2,285,522 for the three months ended March 31, 2010, compared with $1,449,670 of income tax expense for the three months ended March 31, 2009, an increase of $835,852, mainly because of: (1) an increase in income before income tax in the PRC market that was not offset by losses before income tax in the U.S. market and the Company made a provision for deferred income tax assets in the U.S. (see Note 10), (2) while there was a loss before income tax in the U.S. mainly due to a change in the fair value of convertible notes, the Company cannot recognize such loss as a deferred income tax asset or a tax benefit as if it was a permanent change.

NET INCOME/LOSS

Net loss was $1,040,108 for the three months ended March 31, 2010, compared with net income of $1,901,559 for the three months ended March 31, 2009, a decrease of $2,941,667, or 154.7%, including a decrease in income before income taxes of $2,105,815, or 62.8%, and an increase in income taxes expenses of $835,852, or 57.7%.

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

NET INCOME/LOSS ATTRIBUTABLE TO PARENT COMPANY

Net loss was $4,106,451 for the three months ended March 31, 2010, compared with a net income of $517,862 for the three months ended March 31, 2009, a decrease of $4,624,313, or 893.0%, mainly due to the increase in the Company’s operation profit, increase in financial expenses and increase in the loss on change of fair value of derivatives.

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

The Company had working capital of $5,895,664 as of March 31, 2010, compared with $12,486,023 as of December 31, 2009, a decrease of $6,590,359, or 52.8%.

Capital source:

The Company’s capital source is multifaceted, such as obtaining bank loans and banker’s acceptance bill facilities. In financing activities and operating activities, the Company’s banks require the Company to sign a line of credit agreement and repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, such one year facilities can be extended for another year.

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

(a) Bank loans

As of March 31, 2010, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Due Date	Amount available	Amount Borrowed
Comprehensive credit facilities	Bank of China	Oct -10	$8,057,073	$7,156,894
Comprehensive credit facilities	China Construction Bank	Oct-10	8,789,535	4,385,978
Comprehensive credit facilities	Shanghai Pudong Development Bank	Oct-10	6,592,151	-
Comprehensive credit facilities	Jingzhou Commercial Bank	Oct-10	9,521,996	5,483,205
Comprehensive credit facilities	Industrial and Commercial Bank of China	Sep-10	2,929,845	873,231
Comprehensive credit facilities	Bank of Communications Co., Ltd	Sep-10	3,340,023	3,049,189
Comprehensive credit facilities	China Merchants Bank	Sep -10	3,456,307	3,456,307
Comprehensive credit facilities	China CITIC Bank	Jul -10	12,450,648	12,450,648
Comprehensive credit facilities	China Hua Xia Bank	Oct-10	7,324,612	5,691,224
Comprehensive credit facilities	Guangdong Development Bank	Oct-10	2,599,944	2,599,944
Total			$65,062,134	$45,146,620

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term bank loan	$4,394,767	$4,394,767	$-	$-	$-
Notes payable	40,019,392	40,019,392	-	-	-
Convertible Notes payable	30,000,000	30,000,000	-	-	-
Interests, including make-whole amount on convertible notes*	7,985,417	7,985,417	-	-	-
Other contractual purchase commitments, including information technology	13,782,303	11,618,669	-	-	-
Total	$96,181,879	$94,018,245	$-	$-	$-

* Interest, including make-whole amount on convertible note is computed based on the contractual rate as per the convertible note agreement.

Short-term bank loans:

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of March 31, 2010 (unaudited):

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of Payment	Amount Payable on Due Date
Bank of China	Working Capital	Nov 10, 09	1	5.31%	Pay monthly	Nov 10, 10	$2,197,383
China Merchants Bank	Working Capital	May 5, 09	0.9	5.31%	Pay monthly	Apr 5, 10	2,197,384
Total							$4,394,767

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

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of March 31, 2010 (unaudited):

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	Apr - 10	$5,594,314
Working Capital	3-6	May -10	6,937,874
Working Capital	3-6	Jun-10	10,814,805
Working Capital	3-6	Jul - 10	7,933,727
Working Capital	3-6	Aug- 10	1,413,650
Working Capital	3-6	Sep - 10	7,325,022
Total			$40,019,392

The Company must use the loan for the purposes described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital source. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment to the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of March 31, 2010, and will continue to comply with them.

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

COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual payment obligations and commitments as of March 31, 2010:

	Payment Obligations by Period
	2010 (a)	2011	2012	2013	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$-	$-	$-	$220,000
Interest and make-whole on Convertible Notes	2,572,917	5,412,500	-	-	-	7,985,417
Obligations for purchasing agreements	11,508,669	2,053,634	-	-	-	13,562,303
Total	$14,191,586	$7,576,134	$-	$-	$-	$21,767,720

(a)	Remaining 9 months in 2010

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

(A)	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q/A, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In connection with the restatement of our financial statement in this amended Quarterly Report on Form 10-Q/A described in the introductory Explanatory Note, management reevaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Based on that reevaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2010.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

(B)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three-month period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management controls approximately 75.3 % of its outstanding common stock and may have conflicts of interest with its minority stockholders.

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: June 24, 2011	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: June 24, 2011	By:	/s/ Jie Li
Jie Li
Chief Financial Officer