Form 10-Q/A
period 2010-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2011-06-24
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
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

The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. The Company’s review determined that the errors resulted from the Company’s failure to properly apply the requirements of Accounting Standard Codification (ASC) 815 (“ASC 815”), which changed the accounting treatment of convertible notes effective January 1, 2009. Additionally, management also indentified accounting errors in accumulated depreciation and deferred tax assets reported and accrued payroll and related costs. These flaws represented material weaknesses in the Company’s internal controls over financial reporting as of June 30, 2010, such as accounting error on compound embedded derivative financial instruments, which were mentioned in this amended quarterly report on Form 10-Q/A. Management identified the accounting errors in connection with the 2010 annual audit procedures undertaken by the Company’s newly engaged independent registered public accounting firm, PricewaterhouseCoopers Zhong Tian CPAs Limited Company.

The Company’s review was overseen by the audit committee of the board of directors of the Company (the “Audit Committee”) with the assistance of management and accounting consultants engaged by management. The Audit Committee concluded on March 12, 2011 that the Company’s previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2009, and related auditors’ report, and unaudited interim consolidated financial statements as of and for the quarterly periods ended March 31, June 30 and September 30, 2010 and 2009, should no longer be relied upon because of these errors in the financial statements. The Company’s board of directors agreed with the Audit Committee’s conclusions. After analyzing the size and timing of the errors, the Company determined that, in the aggregate, the errors were material and would require the Company to restate certain of its previously issued financial statements.

As more fully described in Note 2 to the accompanying restated consolidated financial statements for the three-month and six-month periods ended June 30, 2010 and 2009, the Company has restated its consolidated financial statements and the related disclosures for the three-month and six-month periods ended June 30, 2010 and 2009. Specifically, the Company has restated its consolidated balance sheets and the related consolidated statements of income, statements of stockholders’ equity and statements of cash flows as of and for the three-month and six-month periods ended June 30, 2010 and 2009. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, has been updated to reflect the effects of the restatement.

The effect of the adjustments included: (a) increases of $19,065,537 and $4,623,917, respectively, in net income attributable to parent company for the three-month and six-month periods ended June 30, 2010, including increases of $19,492,871 and $5,191,461, respectively, resulting from the gain on the change in fair value of derivative liabilities, and increases of $427,334 and $567,544 from adjustments to financial expenses related to the Convertible Notes; and (b) increases of $1,195,476 and decreases of $545,474, respectively, in net income attributable to parent company for the three-month and six-month periods ended June 30, 2009, including increases of $977,435 and $4,907,462, respectively, resulting from the gain on the change in fair value of derivative liabilities, and an increase of $218,041 and decrease of $5,452,936 from adjustments to financial expenses related to the Convertible Notes.

Except as discussed above, the Company has not modified or updated disclosures presented in its quarterly report on Form 10-Q for the three-month period ended June 30, 2010 filed with the Securities and Exchange Commission on August 9, 2010 (the “Original Filing”), except as required to reflect the effects of the restatement. Accordingly, this amended quarterly report does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing. References to this “quarterly report on Form 10-Q,” this “quarterly report on Form 10-Q/A” and this “amended quarterly report on Form 10-Q/A” herein shall refer to the Original Filing as amended by this amended quarterly report on Form 10-Q/A. The following items have been amended as a result of the restatement:

Part I	Item 1.	Financial Statements and Supplementary Data;
Part I	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I	Item 1A.	Risk Factors
Part II	Item 4.	Controls and Procedures; and
Part II	Item 6.	Exhibits, Financial Statement Schedules.

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

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,
	2010	2009
	(As Restated-Note 2)	(As Restated-Note 2)
Net product sales, including $2,941,718 and $1,314,247 to related parties for the three months ended June 30, 2010 and 2009	$85,081,138	$62,484,279
Cost of product sold, including $5,248,896 and $2,812,741 purchased from related parties for the three months ended June 30, 2010 and 2009	65,270,878	46,178,351
Gross profit	19,810,260	16,305,928
Add: Gain on other sales	681,999	172,747
Less: Operating expenses-
Selling expenses	2,903,125	1,620,497
General and administrative expenses	1,846,421	2,246,330
R&D expenses	1,741,405	444,226
Depreciation and amortization	288,352	507,341
Total Operating expenses	6,779,303	4,818,394
Income from operations	13,712,956	11,660,281
Add: Other income, net (note 23)	250,851	-
Financial income (expenses) net (note 24)	(840,683)	(260,187)
Gain on change in fair value of derivative (note 25)	19,587,135	—
Income before income taxes	32,710,259	11,400,094
Less: Income taxes (note 26)	2,291,292	1,474,618
Net income	$30,418,967	$9,925,476
Net income attributable to noncontrolling interest	2,811,362	2,653,651
Net income attributable to parent company	$27,607,605	$7,271,825
Allocation to convertible notes holders	(3,734,882)	(1,010,017)
Net income (loss) attributable to parent company’s common shareholders	$23,872,723	$6,261,808
Net income (loss) attributable to parent company’s common shareholders per share –
Basic (note 27)	$0.88	$0.23
Diluted (note 27)	$0.28	$0.23
Weighted average number of common shares outstanding –
Basic	27,075,607	26,983,244
Diluted	31,562,479	27,042,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Six Months Ended June 30,
	2010	2009
	(As Restated-Note 2)	(As Restated-Note 2)
Net product sales, including $4,602,111 and $1,873,258 to related parties for the six months ended June 30, 2010 and 2009	$169,313,827	$107,181,725
Cost of product sold, including $9,596,184 and $4,986,222 purchased from related parties for the six months ended June 30, 2010 and 2009	126,968,550	79,972,452
Gross profit	42,345,277	27,209,273
Add: Gain on other sales	1,133,609	239,626
Less: Operating expenses-
Selling expenses	4,770,928	2,685,177
General and administrative expenses	5,451,205	4,048,032
R&D expenses	3,043,163	884,148
Depreciation and amortization	610,145	1,078,754
Total Operating expenses	13,875,441	8,696,111
Income from operations	29,603,445	18,752,788
Add: Other income, net (note 23)	266,379	-
Financial income (expenses) net (note 24)	(1,348,904)	(6,370,644)
Gain on change in fair value of derivative (note 25)	5,434,753	2,369,179
Income before income taxes	33,955,673	14,751,323
Less: Income taxes (note 26)	4,576,814	2,924,288
Net income	$29,378,859	$11,827,035
Net income attributable to noncontrolling interest	5,877,705	4,037,348
Net income attributable to parent company	$23,501,154	$7,789,687
Allocation to convertible notes holders	(3,180,834)	(1,144,465)
Net income (loss) attributable to parent company’s common shareholders	$20,320,320	$6,645,222
Net income (loss) attributable to parent company’s common shareholders per share –
Basic (note 27)	$0.75	$0.25
Diluted (note 27)	$0.62	$0.25
Weighted average number of common shares outstanding –
Basic	27,060,925	26,983,244
Diluted	31,558,848	27,012,665
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2010	2009
	(As Restated- Note 2)	(As Restated- Note 2)
Net income	$30,418,967	$9,925,476
Other comprehensive income:
Foreign currency translation gain (loss)	880,895	(187,728)
Comprehensive income	$31,299,862	$9,737,748
Comprehensive income attributable to non-controlling interest	2,955,278	2,667,215
Comprehensive income attributable to parent company	$28,344,584	$7,070,533
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

  China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Six Months Ended June 30,
	2010	2009
	(As Restated- Note 2)	(As Restated- Note 2)
Net income	$29,378,859	$11,827,035
Other comprehensive income:
Foreign currency translation gain (loss)	926,151	(202,314)
Comprehensive income	$30,305,010	$11,624,721
Comprehensive income attributable to non-controlling interest	6,029,175	4,046,488
Comprehensive income attributable to parent company	$24,275,835	$7,578,233
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(As Restated-Note 2)	(As Restated-Note 2)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$45,246,219	$43,480,176
Pledged cash deposits (note 4)	19,340,337	12,742,187
Accounts and notes receivable, net, including $3,386,976 and $1,441,939 from related parties at June 30, 2010 and December 31, 2009 (note 5)	180,688,519	154,863,292
Advance payments and other, including $930,007 and $0 to related parties at June 30, 2010 and December 31, 2009	3,246,037	2,413,556
Inventories (note 7)	39,595,346	27,415,697
Current deferred tax assets (note 10)	4,185,875	3,866,353
Total current assets	$292,302,333	$244,781,261
Long-term Assets:
Property, plant and equipment, net (note 8)	$60,673,902	$58,529,447
Intangible assets, net (note 9)	506,158	561,389
Other receivables, net, including $218,699 and $65,416 from related parties at June 30, 2010 and December 31, 2009 (note 6)	1,644,413	1,064,224
Advance payments for property, plant and equipment, including $5,676,085 and $2,579,319 to related parties at June 30, 2010 and December 31, 2009	13,508,244	6,369,043
Long-term investments	79,518	79,084
Non-current deferred tax assets (note 10)	3,111,251	2,998,124
Total assets	$371,825,819	$314,382,572
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans (note 11)	$8,835,353	$5,125,802
Accounts and notes payable, including $2,570,035 and $1,537,827 to related parties at June 30, 2010 and December 31, 2009 (note 12)	136,129,101	107,495,833
Convertible Notes payable (note 13)	30,000,000	30,000,000
Compound derivative liabilities (note 14)	40,008,753	45,443,506
Customer deposits	2,370,888	1,918,835
Accrued payroll and related costs	4,568,567	4,578,446
Accrued expenses and other payables(note 15)	20,920,549	22,472,452
Accrued pension costs (note 16)	3,814,440	3,778,187
Taxes payable (note 17)	10,700,504	11,482,177
Amounts due to shareholders/directors (note 18)	112,209	-
Total current liabilities	$257,460,364	$232,295,238
Long-term liabilities:
Other long-term liabilities (note 19)	4,986,459	233,941
Total liabilities	$262,446,823	$232,529,179
Significant concentrations (note 28)
Related party transactions (note 29 )
Commitments and contingencies (note 30 )
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares Issued and outstanding – None	$–	$–
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued and Outstanding – 27,110,693 and 27,046,244 shares at June 30, 2010 and December 31, 2009 (note 20)	2,711	2,704
Additional paid-in capital (note 20)	28,024,559	27,515,064
Retained earnings- (note 22)
Appropriated	8,767,797	8,324,533
Unappropriated	30,742,892	7,685,002
Accumulated other comprehensive income	11,962,414	11,187,733
Total parent company stockholders' equity	79,500,373	54,715,036
Non-controlling interests (note 21)	29,878,623	27,138,357
Total stockholders' equity	$109,378,996	$81,853,393
Total liabilities and stockholders' equity	$371,825,819	$314,382,572
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
 Period Ended June 30, 2010 (Unaudited) and December 31, 2009

					Accumulated	Total parent
		Additional			Other	company		Total
	Common	Paid-in	Retained Earnings		Comprehensive	stockholders '	Non-controlling	stockholders'
	Stock	Capital	Appropriated	Unappropriated	Income (Loss)	Equity	interests	Equity
Balance at January 1, 2009 restated	$2,698	$26,648,154	$7,525,777	$34,060,876	$11,127,505	$79,365,010	$23,270,820	$102,635,830
Accumulated effect of adoption of ASC 815-40 (note 23)	–	–	–	863,753	—	863,753	—	863,753
Balance at January 1,2009 as further restated	2,698	26,648,154	7,525,777	34,924,629	11,127,505	80,228,763	23,270,820	103,499,583
Foreign currency translation gain	–	–	–	–	60,228	60,228	22,410	82,638
Shares issued for stock options exercised	6	420,234	–	–	–	420,240	–	420,240
Share-based compensation	-	446,676	–	–	–	446,676	–	446,676
Appropriation of retained earnings	-	-	798,756	(798,756)	–	–	(3,944,619)	(3,944,619)
Net income for the year ended December 31, 2009	–	–	–	(26,440,871)	–	(26,440,871)	7,789,746	(18,651,125)
Balance at December 31, 2009 restated	$2,704	$27,515,064	$8,324,533	$7,685,002	$11,187,733	$54,715,036	$27,138,357	$81,853,393
Foreign currency translation gain	–	–	–	–	774,681	774,681	151,470	926,151
Shares issued for stock options exercised	7	259,469	–	–	–	259,476	–	259,476
Share-based compensation	–	250,026	–	–	–	250,026	–	250,026
Appropriation of retained earnings	–	–	443,264	(443,264)	–	–	(3,288,909)	(3,288,909)
Net income for the period ended June 30, 2010	–	–	–	23,501,154	–	23,501,154	5,877,705	29,378,859
Balance at June 30, 2010 restated	$2,711	28,024,559	8,767,797	30,742,892	11,962,414	79,500,373	29,878,623	109,378,996
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2010	2009
	(As Restated- Note 2)	(As Restated- Note 2)
Cash flows from operating activities:
Net income	$29,378,859	$11,827,035
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Stock-based compensation	250,026	125,013
Depreciation and amortization	4,909,679	3,886,332
Allowance for doubtful accounts (Recovered)	(599,863)	(1,117,881)
Deferred income taxes assets	(392,613)	(253,521)
Amortization for discount of Convertible Note payable	—	3,891,148
(Gain) loss on change in fair value of derivative	(5,434,753)	(2,369,179)
Other operating adjustments	14,275	(227,474)
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	(6,521,746)	(1,537,010)
Accounts and notes receivable	(24,024,295)	(23,776,920)
Advance payments and other	(814,827)	(813,196)
Inventories	(11,987,567)	(171,352)
Accounts and notes payable	27,953,517	19,639,466
Customer deposits	448,291	21,744
Accrued payroll and related costs	(35,015)	170,135
Accrued expenses and other payables	1,517,959	3,580,979
Accrued pension costs	15,083	(13,754)
Taxes payable	(852,725)	2,901,849
Net cash provided by operating activities	$13,824,285	$15,763,414
Cash flows from investing activities:
(Increase) decrease in other receivables	(830,493)	(55,386)
Cash received from equipment sales	374,399	458,950
Cash paid to acquire property, plant and equipment	(14,134,717)	(6,341,035)
Cash paid to acquire intangible assets	(38,498)	(321,671)
Net cash (used in) investing activities	$(14,629,309)	$(6,259,142)
Cash flows from financing activities:
Proceeds from bank loans	3,685,215	1,465,006
Dividends paid to the non-controlling interest holders of Joint-venture companies	(1,744,982)	(3,768,668)
Repayment of Convertible Note payable	-	(5,000,000)
Shares issued for stock options exercised	259,476	-
Increase in amounts due to shareholders/directors	110,271	226,717
Net cash provided by (used in) financing activities	$2,309,980	$(7,076,945)
Cash and cash equivalents affected by foreign currency	$261,087	$14,607
Net increase in cash and cash equivalents	1,766,043	2,441,934
Cash and cash equivalents at beginning of period	43,480,176	37,113,375
Cash and cash equivalents at end of period	$45,246,219	$39,555,309
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

2. Restatement

The Company has restated its previously issued consolidated financial statements for the six months ended June 30, 2010 and 2009, for matters related to the following previously reported items: financial expenses and accrued interest; gain (loss) on the change in fair value of derivative liabilities; and derivative liabilities. The financial data set forth below as for the six months ended June 30, 2010 and 2009 have been restated to reflect those corrections. Also, retained earning and minority equity as at January 1, 2009, reduced by $1,965,640 and $48,254, respectively, as a result of adjustments to accumulated depreciation and deferred tax assets previously reported and previously unrecorded financial expenses in 2008.

 Following is a summary of adjustments resulting from on the restatement for the three and six months ended June 30, 2010 (unaudited):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Increase of previously reported financial expense	$(427,334)	$(567,544)
Increase of previously reported gain on change in fair value of derivative liabilities	$19,492,871	$5,191,461
Subtotal	19,065,537	4,623,917
Deferred tax assets related to accrued interest of Convertible Notes*	186,959	273,285
Valuation allowance*	(186,959)	(273,285)
Total increase in net earnings for the three and six months ended June 30, 2010	$19,065,537	$4,623,917

*The Company accrued valuation allowance against its deferred tax assets while it accrued and restated loss related to deferred income tax income.

Following is a summary of adjustment on the restatement for the three and six months ended June 30, 2009 (unaudited):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Increase of previously reported financial expense, increase of related liabilities ( Convertible Notes payable, accrued interest)	$218,041	$(5,452,936)
Increase of previously reported gain on change in fair value of derivative liabilities, decrease of derivative liabilities	$977,435	$4,907,462
Subtotal	1,195,476	(545,474)
Deferred tax assets related to accrued interest of Convertible Notes*	58,309	724,070
Valuation allowance*	(58,309)	(724,070)
Total reduction in the three and six months ended June 30, 2009 net earnings	$1,195,476	$(545,474)

*the Company accrued valuation allowance against its deferred tax assets while it accrued and restated loss related to deferred income tax income.

Due to the adjustments to restate the 2009 financial statements, the effect brought forward to the Company’s previously issued balance sheet as of June 30, 2010 (unaudited) is summarized as follows:

	Previously Reported	Increase (Decrease)	Restated
Current Assets:
Current deferred tax assets(a)	$2,617,570	$1,568,305	$4,185,875
Total current assets	290,734,028	1,568,305	292,302,333

Long-term Assets:
Property, plant and equipment, net(b)	62,645,020	(1,971,118)	60,673,902
Non-current deferred tax assets(c)	1,351,409	1,759,842	3,111,251
Total Assets	370,468,790	1,357,029	371,825,819

Current Liabilities:
Convertible notes payable(d)	28,854,024	1,145,976	30,000,000
Compound derivative liabilities(e)	636,717	39,372,036	40,008,753
Accrued payroll and related costs(f)	3,022,380	1,546,187	4,568,567
Accrued expenses and other payables(g)	15,375,965	5,544,584	20,920,549
Taxes payable(h)	10,582,698	117,806	10,700,504
Total current liabilities	209,733,775	47,726,589	257,460,364
Total Liabilities	214,720,234	47,726,589	262,446,823

Stockholders’equity
Retained earnings-
Unappropriated- January 1, 2009	36,026,516	(1,965,640)	34,060,876
Accumulated effect of adoption of ASC 815-40	—	863,753	863,753
Net income attributable to parent company- December 31, 2008	23,414,263	(49,855,134)	(26,440,871)
Unappropriated-December 31, 2009	58,642,023	(50,957,021)	7,685,002
Net income attributable to parent company- June 30, 2010	18,877,237	4,623,917	23,501,154
Unappropriated-June 30, 2010 (unaudited)	77,075,996	(46,333,104)	30,742,892
Accumulated other comprehensive income-December 31, 2009	11,187,744	(11)	11,187,733
Foreign currency translation gain –June 30, 2010 (unaudited)	776,167	(1,486)	774,681
Accumulated other comprehensive income- June 30, 2010 (unaudited)	11,963,911	(1,497)	11,962,414
Total parent company stockholders' equity	125,834,974	(46,334,601)	79,500,373
Non-controlling interests - January 1, 2009	23,222,566	48,254	23,270,820
Net income attributable to noncontrolling interest- December 31, 2009	7,872,813	(83,067)	7,789,746
Foreign currency translation gain (loss) - December 31, 2009	22,365	45	22,410
Non-controlling interests- December 31, 2009	27,173,125	(34,768)	27,138,357
Foreign currency translation gain – June 30, 2010 (unaudited)	151,661	(191)	151,470
Non-controlling interests- June 30, 2010 (unaudited)	29,913,582	(34,959)	29,878,623
Total stockholders' equity	155,748,556	(46,369,560)	109,378,996
Total liabilities and stockholders' equity	$370,468,790	$1,357,029	$371,825,819

(a)
The adjustment represents the deferred tax assets arising from the provision for doubtful debt, prepaid income tax for unrealized profits for intra-group purchase and sale, accrued labour cost and accrued interest on the convertible notes payable, which were not previously accounted for.

(b)	The adjustment represents the accumulated depreciation by which the depreciation expenses were understated in prior years.

(c)	The adjustment represents the deferred tax assets arising from the timing difference associated with the depreciation expenses as noted in (b) above.

(d)	The adjustment is to accrete the convertible note payable to its full face value in fiscal 2009 upon the WAP default.

(e)	The adjustment represents valuation of the embedded derivative at its fair value as of December 31, 2009.

(f)	The adjustment is to accrue the payroll and bonus expenses of certain of the Company’s joint venture subsidiaries which were previously recorded under cash basis.

(g)	The adjustment represents the make-whole redemption amount on the convertible note payable.

(h)	The adjustment represents the withholding tax levied on dividends distributed by domestic companies to their foreign investors when the dividends are remitted out of China.

Statement of operations data for the six months ended June 30, 2010 (unaudited):

	Previously Reported	Increase (Decrease)	Restated
Financial income (expenses)	$(781,360)	$(567,544)	$(1,348,904)
Gain (loss) on change in fair value of derivative	243,292	5,191,461	5,434,753
Income (loss) before income taxes	29,331,756	4,623,917	33,955,673
Net income (loss)	24,754,942	4,623,917	29,378,859
Net income (loss) attributable to parent company	$18,877,237	$4,623,917	$23,501,154

Statement of operations data for the three months ended June 30, 2010 (unaudited):

	Previously Reported	Increase (Decrease)	Restated
Financial income (expenses)	$(413,349)	$(427,334)	$(840,683)
Gain (loss) on change in fair value of derivative	94,264	19,492,871	19,587,135
Income (loss) before income taxes	13,644,722	19,065,537	32,710,259
Net income (loss)	11,353,430	19,065,537	30,418,967
Net income (loss) attributable to parent company	$8,542,068	$19,065,537	$27,607,605

Statement of operations data for the six months ended June 30, 2009 (unaudited):

	Previously Reported	Increase (Decrease)	Restated
Financial income (expenses)	$(917,708)	$(5,452,936)	$(6,370,644)
Gain (loss) on change in fair value of derivative	(2,538,283)	4,907,462	2,369,179
Income (loss) before income taxes	15,296,797	(545,474)	14,751,323
Net income (loss)	12,372,509	(545,474)	11,827,035
Net income (loss) attributable to parent company	$8,335,161	$(545,474)	$7,789,687

Statement of operations data for the three months ended June 30, 2009 (unaudited):

	Previously Reported	Increase (Decrease)	Restated
Financial income (expenses)	$(478,228)	$218,041	$(260,187)
Gain (loss) on change in fair value of derivative	(977,435)	977,435	—
Income (loss) before income taxes	10,204,618	1,195,476	11,400,094
Net income (loss)	8,730,000	1,195,476	9,925,476
Net income (loss) attributable to parent company	$6,076,349	$1,195,476	$7,271,825

3. Basis of Presentation and Significant Accounting Policies

(a)	Basis of Presentation

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

(b)  Recent Accounting Pronouncements

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding ASC 815-40 (formerly EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (ASC 815-40, formerly EITF 07-5). ASC 815-40 (formerly EITF 07-5) outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. ASC 815-40 (formerly EITF 07-5) is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The adoption of EITF 07-5 had a material impact on the Company’s consolidated financial statements.

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

The Company has accounted for this change in accounting principle by reflecting the cumulative effect as an adjustment to the Company’s beginning retained earnings during the Company’s year ended December 31, 2009. The cumulative effect adjustment that the Company made is the difference between the amounts that the Company recognized related to the Convertible Notes Payable before the initial application of the amended principle and the amounts that would have been recognized if the amended guidance had been applied from the issuance date of the Convertible Notes Payable, which was February 15, 2008. The following table illustrates the differences that comprise the cumulative effect:

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

 6. Other receivables
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

The activity in the Company’s allowance for doubtful accounts of other receivable during the six months ended June 30, 2010 (unaudited) and the year ended December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Balance at beginning of the period	$740,110	$659,837
Amounts provided during the period	260,720	79,618
Foreign currency translation gain (loss)	(89,093)	655
Balance at the end of the period	$911,737	$740,110

7. Inventories

The Company’s inventories at June 30, 2010 (Unaudited) and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Raw materials	$15,154,343	$10,683,448
Work in process	8,231,247	6,824,137
Finished goods	18,356,069	12,017,195
	41,741,659	29,524,780
Less: provision for loss	(2,146,313)	(2,109,083)
Balance at the end of the period	$39,595,346	$27,415,697

8. Property, plant and equipment

The Company’s property, plant and equipment at June 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
	As Restated– note 2	As Restated– note 2
Land use rights and buildings	$33,659,604	$33,100,702
Machinery and equipment	68,538,569	62,982,885
Electronic equipment	5,299,803	5,054,502
Motor vehicles	2,773,265	2,634,696
Construction in progress	2,564,378	1,939,256
	112,835,619	105,712,041
Less: Accumulated depreciation	(52,161,717)	(47,182,594)
Balance at the end of the period	$60,673,902	$58,529,447

Depreciation charge for the six months ended June 30, 2010 and the year ended December 31, 2009 are $4,861,101 and $8,429,863, respectively.

9. Intangible assets

The activities in the Company’s intangible asset account at June 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Costs:
Patent technology	$1,391,639	$1,384,037
Management software license	476,134	438,359
	1,867,773	1,822,396
Less: Amortization	(1,361,615)	(1,261,007)
Balance at the end of the period	$506,158	$561,389

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

The components of estimated deferred income tax assets at June 30, 2010 (unaudited) and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
	As Restated– note 2	As Restated– note 2
Losses carryforward (U.S.)	$2,127,176	$2,089,985
Losses carryforward (PRC)	711,734	659,774
Product warranties and other reserves	3,612,888	3,164,674
Property, plant and equipment	3,226,305	3,112,550
Accrued make-whole interest expense for convertible notes	1,940,604	1,667,320
Share-based compensation	379,927	289,705
Bonus accrual	190,687	306,030
Other	382,300	395,649
	12,571,621	11,685,687
Valuation allowance （1）	(5,274,495)	(4,821,210)
Total deferred tax assets（2）	$7,297,126	$6,864,477

（1） As of June 30, 2010, valuation allowance was $5,274,495, including $4,447,708 allowance for the Company’s deferred tax assets in the U.S. and $826,787 allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the U.S., the management believes that the deferred tax assets in the U.S. are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

（2） Approximately $3,111,251 and $2,998,124 of deferred income tax asset as of June 30, 2010 and December 31, 2009, respectively, is included in non-current deferred tax assets in the accompanying consolidated balance sheets. The remaining $4,185,875 and $3,866,353 of deferred income tax asset as of June 30, 2010 and December 31, 2009, respectively, is included in the current deferred tax assets.

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

On the issuance date, February 15, 2008, the Company has evaluated the convertible notes for terms and conditions that are not clearly and closely associated with the risks of the debt-type host instrument. Generally, such features require separation from the host contract and treatment as derivative financial instruments. Certain features, such as the conversion option, were found to be exempt, as they satisfied the conditions in ASC Topic 815 (formerly the paragraph 11(a) of SFAS 133) for instruments (1) indexed with the Company’s own stock, and (2) classified as equity in financial position statement. Other features, such as puts features were also found to be exempt based on the provision of ASC Topic 815 (formerly the paragraph 61(d) of SFAS 133), when they are clearly and closely associated with the risk of the debt-type host instrument, except (1) debt involve a substantial discount, and (2) put only contingently exercisable. Put feature that were embedded in the Company’s hybrid debt instrument satisfied the exemption conditions as (1) they are clearly and closely related to the host debt instrument, (2) the debt does not involve a substantial discount, and that debt discount that the Company calculated was only 2% which is not considered a substantial discount.

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

As indicated above, on the date of inception, allocation of basis in the financing arrangement to the warrants has resulted in an original issue discount to the face value of the convertible notes in the amount of $798,626, which amount is subject to amortization over the Convertible Note’s term using the effective interest method. As of December 31, 2008, the amortization expense recorded by the Company was $138,433, and unamortized discount was $660,193. On January 1, 2009, the Company adopted and applied the amendments to ASC 815 Derivatives and Hedging Activities (effective on January 1, 2009), accounting for the cumulative effect change in this accounting principle resulting in $6,620,296, including $798,626 discount resulted from Warrants and $5,821,670 from embedded conversion feature of the original unamortized discount and the subsequent amortization using the effective interest method. On January 1, 2009, unamortized discount was $3,891,148.

As indicated above, on March 17, 2009, as a result of the Company’s WAP Default, the Convertible Note holders elected to exercise their rights to require the Company to redeem the Convertible Notes. The remaining amount of $3,891,148 unamortized discount was recorded to full face value of the Convertible Notes including the make-whole redemption amount. On April 8, 2009, the Company and YA Global reached a settlement agreement, and the Company paid a redemption amount of $5,000,000 of the principal and $41,667 of interest to YA Global. On September 22, 2009, LBCCA Liquidator revoked the redemption notices that were sent on April 24, 2009, and continued to hold the Company’s Convertible Notes, of which the face value was $30,000,000. The Company accepted such revocation on September 23, 2009.

On each of June 30, 2010 and December 31, 2009, the carrying value of the Company’s Convertible Notes payable was $30,000,000.

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

The following table summarizes the compound derivative liabilities as of June 30, 2010 (unaudited) and December 31, 2009:

Financial Instrument	June 30, 2010	December 31, 2009
	As Restated– note 2	As Restated– note 2
Compound derivative liability	$40,008,754	$45,443,506
Common shares to which the derivative liability is linked	4,235,972	4,235,972

Changes in the fair value of compound derivative liabilities are recorded in gain (loss) on change in fair value of derivative column in the income statement. The following tables summarize the components of gain (loss) on change in fair value of derivative arising from fair value adjustments and other changes to compound derivative liabilities during the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
	As Restated– note 2	As Restated– note 2
Balances at January 1	$45,443,506	$-
Cumulative effect change in accounting principal	-	2,367,202
Subtotal	45,443,506	2,367,202
Redemptions and settlements:
Redemption		(2,367,202)
Increase (decrease) in fair value adjustments	(5,434,753)	-
Balances at June 30	$40,008,753	$-

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

The Company’s embedded conversion option derivative represents the conversion option, term-extending option, certain redemption and put features in the Company’s Convertible Notes payable. See Note 13 for additional information about the Company’s Convertible Notes payable. The features embedded in the Senior Convertible Notes were combined into one compound embedded derivative that the Company fair valued using the Monte Carlo valuation technique. Monte Carlo was believed by the Company’s management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, Monte Carlo also embodies assumptions that provide for credit risk, interest risk and redemption behaviors (i.e. assumptions market participants exchanging debt-type instruments would also consider). Monte Carlo simulates multiple outcomes over the period to maturity using multiple assumption inputs also over the period to maturity. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of March 31, 2010, December 31, 2009 and January 1, 2009 (effective date of accounting principle change):

	Range
June 30, 2010 Assumptions:	Low	High	Equivalent
Volatility	72.93%	80.36%	76.88%
Market adjusted interest rates	2.75%	21.13%	10.15%
Credit risk adjusted rates	16.42%	17.35%	16.59%
Implied expected life (years)	—	—	1.78

	Range
December 31, 2009 Assumptions:	Low	High	Equivalent
Volatility	68.86%	81.94%	76.71%
Market adjusted interest rates	6.40%	7.87%	7.05%
Credit risk adjusted rates	13.39%	14.20%	13.63%
Implied expected life (years)	—	—	1.96

	Range
January 1, 2009 Assumptions:	Low	High	Equivalent
Volatility	63.09%	91.15%	74.02%
Market adjusted interest rates	4.14%	17.01%	7.15%
Credit risk adjusted rates	21.58%	24.97%	23.20%
Implied expected life (years)	—	—	4.27

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

On February 15, 2009, the warrants expired unexercised and the warrants were forfeited. Accordingly, the fair value of the warrants of $1,977 at the beginning of 2009 decreased to 0 at March 31, 2009 and the change has been recorded in the income statement as a gain of $1,977 for the six months ended June 30, 2009.

15. Accrued expenses and other payables

The Company’s accrued expenses and other payables at June 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
	As Restated– note 2	As Restated– note 2
Accrued expenses	$2,747,434	$4,160,433
Accrued interest (1)	6,057,085	5,751,270
Other payables	1,945,914	1,706,946
Warranty reserves （2）	6,841,601	9,092,464
Dividend payable to non-controlling interest shareholders of Joint-ventures	3,328,515	1,761,339
Balance at the end of the period	$20,920,549	$22,472,452

（1） On June 30, 2010 and December 31, 2009, the Company’s balance of accrued interest was $6,057,085 and $5,751,270, respectively, and the Company’s accrued provision on make-whole redemption interest pursuant to the terms of the Convertible Notes was approximately $5,500,000 and $4,800,000, respectively.

（2） The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the six months ended June 30, 2010 (unaudited) and the year ended December 31, 2009, the warranties activities were as follows:

	June 30, 2010	December 31, 2009
	As Restated– note 2	As Restated– note 2
Balance at the beginning of period	$9,092,462	$6,335,613
Additions during the period-	5,765,935	10,192,749
Settlement within period, by cash or actual material	(3,322,294)	(7,442,982)
Foreign currency translation gain (loss)	56,730	7,084
Balance at end of period	$11,592,833	$9,092,464

Approximately $6,841,601 and $9,092,464 of warranty reserves, respectively, are included in accrued expenses and other payables in the accompanying consolidated balance sheets. The remaining $4,751,232 of warranty reserves as of June 30, 2010 is included in the other long-term liabilities.

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

The activities in the Company’s pension account during the six months ended June 30, 2010 (unaudited) and the year ended December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Balance at beginning of the period	$3,778,187	$3,806,519
Amounts provided during the period	2,391,155	3,738,373
Settlement during the period	(2,376,072)	(3,770,220)
Foreign currency translation gain (loss)	21,170	3,515
Balance at end of period	$3,814,440	$3,778,187

17. Taxes payable

The Company’s taxes payable at June 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
	As Restated– note 2	As Restated– note 2
Income tax payable	$2,819,884	$1,851,103
Value-added tax payable	7,711,055	9,290,149
Other tax payable	169,565	340,925
Balance at end of the period	$10,700,504	$11,482,177

18. Amounts due to shareholders/ directors

The activities in the amounts due to shareholders/directors at June 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Balance at the beginning of period	$-	$337,370
Increase (decrease) during the period	110,271	(337,915)
Foreign currency translation gain (loss)	1,938	545
Balance at end of period	$112,209	$-

The amounts due to shareholders/directors were unsecured, interest-free and repayable on demand.

19. Other long-term liabilities

The Company’s other long-term liabilities at June 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Advances payable （1）	$235,227	$233,941
Warranty reserves	4,751,232	-
Balance at end of the period	$4,986,459	$233,941

（1） The amounts mainly represent advances made by the Chinese government to the Company as subsidy on interest on loans related to production facilities expansion.

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

20. Share Capital and Additional paid-in capital

The activities in the Company’s share capital and additional paid-in capital account during the six months ended June 30, 2010 (unaudited) and the year ended December 31, 2009 are summarized as follows:

	Share Capital
	Shares	Par Value	Additional paid-in capital
Balance at January 1, 2009	26,983,244	$2,698	$26,648,154
Shares issued for stock options exercised	63,000	6	420,234
Share-based compensation （1）	-	-	446,676
Balance at December 31, 2009	27,046,244	$2,704	$27,515,064
Shares issued for stock options exercised	64,449	7	259,469
Share-based compensation （1）	-	-	250,026
Balance at June 30, 2010 (unaudited)	27,110,693	$2,711	$28,024,559

（1） The stock options granted during 2009 were exercisable immediately, the fair value on the grant date using the Black-Scholes option pricing model was $196,650, and have been recorded as compensation costs.

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

21. Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity at June 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
	As Restated– note 2	As Restated– note 2
Balance at beginning of the period	$27,138,357	$23,270,820
Add: Additions during the period –
Income attributable to non-controlling interests	5,877,705	7,789,746
Less: Decreases during the period
Dividends declared to the non-controlling interest holders of Joint-venture companies	(3,288,909)	(3,944,619)
Foreign currency translation gain	151,470	22,410
Balance at end of period	$29,878,623	$27,138,357

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

The Company recorded $443,264 and $798,756 statutory surplus reserve for the six months ended June 30, 2010 (unaudited) and the year ended December 31, 2009, respectively.

Unappropriated

Following is the change in unappropriated retained earning as of June 30, 2010 (unaudited) and December 31, 2009:

	June 30, 2010	December 31, 2009
	As Restated– note 2	As Restated– note 2
Balance at beginning of the year	$7,685,002	$34,060,876
Accumulated effect of adoption of ASC 815-40 (1)	—	863,753
Net income ( loss)	23,501,154	(26,440,871)
Distribution of retained earnings	(443,264)	(798,756)
Balance at end of period	$30,742,892	$7,685,002

（1） As discussed in Note 3, effective on January 1, 2009, the Company adopted and applied the amendments to ASC 815 Derivatives and Hedging Activities, the accumulated effect of adoption of ASC 815-40 was $863,753.

23. Other Income

During the three months and six months ended June 30, 2010 (unaudited), the other income was $250,851 and $266,379, mainly from Government subsidies. During the three months and six months ended June 30, 2009 (unaudited), there was no such income.

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

24. Financial (income) expenses

During the three months and six months ended June 30, 2010 and 2009 (unaudited), the Company recorded financial expenses which are summarized as follows:

	Three Months Ended June 30,
	2010	2009
	As Restated– note 2	As Restated– note 2
Interest expenses, net	$775,359	$395,734
Foreign exchange ( gain ) loss, net	57,571	(257,484)
(Income) loss of note discount, net	(28,268)	94,545
Amortization for discount of Convertible Note payable	—	—
Bank charges	36,021	27,392
Total	$840,683	$260,187

During the six months ended June 30, 2010 and 2009 (unaudited), the Company recorded financial expenses which are summarized as follows:

	Six Months Ended June 30,
	2010	2009
	As Restated– note 2	As Restated– note 2
Interest expenses, net （1）	$1,233,966	$2,586,190
Foreign exchange (gain) loss, net	67,393	(242,916)
(Income) loss of note discount, net	(13,077)	94,655
Amortization for discount of Convertible Note payable （2）	—	3,891,148
Bank charges	60,622	41,567
Total	$1,348,904	$6,370,644

(1) Decreased interest expenses as a result of the Company’s WAP Default on March 17, 2009, and the Convertible Note holders required Make Whole redemption by the Company, thus, the Company recorded about $1,200,000 of default interest.
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

25. Gain (loss) on change in fair value of derivative

During the three months ended June 30, 2010 (unaudited) and 2009, the Company recorded gain (loss) on change in fair value of derivatives, which is summarized as follows:

	Three Months Ended June 30,
	2010	2009
	As Restated– note 2	As Restated– note 2
Income from adjustment of fair value of compound derivative liabilities	$19,587,135	—
Total	$19,587,135	$—

During the six months ended June 30, 2010 (unaudited) and 2009, the Company recorded gain (loss) on change in fair value of derivatives, which is summarized as follows:

	Six Months Ended June 30,
	2010	2009
	As Restated– note 2	As Restated– note 2
Income from adjustment of fair value of liabilities in connection with warrants	$-	$1,977
Income from adjustment of fair value of compound derivative liabilities	5,434,753	2,367,202
Total	$5,434,753	$2,369,179

During the six months ended June 30, 2009, the gain on change in fair value of the compound derivative liabilities was due to the Company’s WAP Default on March 17, 2009, and the Convertible Note holders required Make Whole redemption by the Company, thus, the embedded conversion feature in Convertible Notes was forfeited, thus, the fair value of derivative liability was $0. (see note 13)

During the six months ended June 30, 2010, the Company’s common stock market price dropped to $17.6 from $18.71, thus, decreased the intrinsic value of embedded conversion feature in financial instruments, decreased the fair value of compound derivative liabilities, and increased the gain on change in fair value of derivatives. (see note 14)

26. Income taxes

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

The calculations of income per share attributable to Parent company were:

	Three Months Ended June 30,
	2010	2009
	As Restated	As Restated
	(unaudited)	(unaudited)
Numerator:
Net income attributable to Parent company	$27,607,605	$7,271,825
Allocation to convertible notes holders	(3,734,882)	(1,010,017)
Net income (loss) attributable to the parent Company’s common shareholders – Basic	23,872,723	6,261,808
Dilutive effect of:
Add back allocation to convertible notes holders	3,734,882	1,010,017
Interest expenses of Convertible Notes payable	834,167
Gain on change in fair value of derivative	(19,587,134)
Net income (loss) attributable to the parent Company’s common shareholders - Diluted	$8,854,638	$7,271,825
Denominator:
Weighted average shares outstanding	27,075,607	26,983,244
Shares issuable under stock options	250,900	58,843
Shares issuable pursuant to convertible senior notes	4,235,972	-
	31,562,479	27,042,087
Net income per common share attributable to Parent company – basic	$0.88	$0.23
Net income per common share attributable to Parent company – diluted	$0.28	$0.23

	Six Months Ended June 30,
	2010	2009
	As Restated	As Restated
	(unaudited)	(unaudited)
Numerator:
Net income attributable to Parent company	$23,501,154	$7,789,687
Allocation to convertible notes holders	(3,180,834)	(1,144,465)
Net income (loss) attributable to the parent Company’s common shareholders – Basic	20,320,320	6,645,222
Dilutive effect of:
Add back allocation to convertible notes holders	3,180,834	1,144,465
Interest expenses of Convertible Notes payable	1,362,063	-
Gain on change in fair value of derivative	(5,434,752)	-
Net income attributable to the parent Company’s common shareholders - Diluted	$19,428,465	$7,789,687
Denominator:
Weighted average shares outstanding - basic and diluted	27,060,925	26,983,244
Shares issuable under stock options	261,950	29,421
Shares issuable pursuant to convertible senior notes	4,235,972	—
	31,558,847	27,012,665
Net income per common share attributable to Parent company –
Basic	$0.75	$0.25
Diluted	$0.62	$0.25

The following table summarizes potential common shares outstanding excluded from the calculation of diluted earnings (loss) per share for the three months ended June 30, 2010 and 2009 (unaudited), because such inclusion would have had an anti-dilutive effect.

	Three Months Ended June 30,
	2010	2009
Shares issuable under stock options	-	90,000
Shares issuable pursuant to convertible senior notes	-	4,235,972
	-	4,352,345

The following table summarizes potential common shares outstanding excluded from the calculation of diluted earnings (loss) per share for the six months ended June 30, 2010 and 2009 (unaudited), because such inclusion would have had an anti-dilutive effect.

	Six Months Ended June 30,
	2010	2009
Shares issuable under stock options	-	90,000
Shares issuable pursuant to convertible senior notes	-	4,235,972
	-	4,352,345

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

 The following table summarizes the Company’s major contractual payment obligations and commitments as of June 30, 2010 (unaudited):

	Payment Obligations by Period
	2010 (a)	2011	2012	2013	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$-	$-	$-	$220,000
Interest and make-whole on Convertible Notes	2,107,085	5,912,500	-	-		8,019,585
Obligations for purchasing agreements	14,238,674	3,557,421	$-	$-	-	17,796,095
Total	$16,455,759	$9,579,921	$-	$-	$-	$26,035,680

(a)   Remaining 6 months in 2010

31. Off-balance sheet arrangements

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

The Company’s product sectors information is as follows:

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other *	Total
For the Three Months Ended June 30, 2010 (unaudited-restated):
Revenue
Net product sales – external	$39,261,293	$25,214,971	$7,361,646	$5,502,059	$5,470,844	$2,270,325	$-	$85,081,138
Net product sales – internal	8,692,999	753,536	1,875,804	596,088	-	9,585,467	(21,503,894)	-
Gain on other sales	826,419	155,544	(64,842)	22,359	23,914	(279,881)	(1,514)	681,999
Total revenue	$48,780,711	$26,124,051	$9,172,608	$6,120,506	$5,494,758	$11,575,911	$(21,505,408)	$85,763,137
Net income	$6,702,000	$1,770,217	$1,322,131	$1,181,519	$(54,561)	$1,113,638	$18,384,023	$30,418,967
Net income attributable to non-controlling interests	1,340,400	336,342	396,639	578,944	(12,369)	28,741	142,665	2,811,362
Net income attributable to Parent company	$5,361,600	$1,433,875	$925,492	$602,575	$(42,192)	$1,084,897	$18,241,358	$27,607,605

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector		Other *		Total
For the Three Months Ended June 30, 2009 (unaudited-restated):
Revenue
Net product sales – external	$29,646,904	$14,633,240	$5,754,286	$5,990,956	$6,328,539		$130,354		$-	$62,484,279
Net product sales – internal	8,259,236	844,645	2,002,403	191,829	-		24,034		(11,322,147)	-
Gain on other sales	72,310	36,818	55,021	(2,417)	14,275		(1,755)		(1,505)	172,747
Total revenue	$37,978,450	$15,514,703	$7,811,710	$6,180,368	$6,342,814		$152,633		$(11,323,652)	$62,657,026
Net income	$7,113,281	$1,508,358	$906,653	$1,182,756	$152,018		$(434,812)		$(502,778)	$9,925,476
Net income attributable to non-controlling interests	1,422,656	286,588	271,996	579,551	34,462		(169)		58,567	2,653,651
Net income attributable to Parent company	$5,690,625	$1,221,770	$634,657	$603,205	$117,556	$	(434,643)	$	(561,345)	$7,271,825

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other *	Total
For the Six Months Ended June 30, 2010 (unaudited-restated):
Revenue
Net product sales – external	$80,421,745	$44,825,095	$15,489,781	$11,158,591	$13,918,839	$3,499,776	$0	$169,313,827
Net product sales – internal	21,967,198	1,306,763	3,768,980	1,571,716	-	12,882,832	(41,497,489)	-
Gain on other sales	878,690	277,201	39,227	32,952	86,164	(177,604)	(3,021)	1,133,609
Total revenue	$103,267,633	$46,409,059	$19,297,988	$12,763,259	$14,005,003	$16,205,004	$(41,500,510)	$170,447,436
Net income	$16,215,143	$3,306,381	$1,785,150	$2,216,685	$334,764	$1,378,624	$4,142,112	$29,378,859
Net income attributable to non-controlling interests	3,243,029	628,212	535,545	1,086,176	75,891	23,660	285,192	5,877,705
Net income attributable to Parent company	$12,972,114	$2,678,169	$1,249,605	$1,130,509	$258,873	$1,354,964	$3,856,920	$23,501,154

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector		Other *		Total
For the Six Months Ended June 30, 2009 (unaudited-restated):
Revenue
Net product sales – external	$47,722,197	$24,397,802	$12,160,279	$11,413,767	$11,156,768		$330,912		$-	$107,181,725
Net product sales – internal	16,800,829	1,059,548	2,505,233	311,914	-		24,034		(20,701,558)	-
Gain on other sales	114,770	23,779	69,551	1,003	32,410		1,123		(3,010)	239,626
Total revenue	$64,637,796	$25,481,129	$14,735,063	$11,726,684	$11,189,178		$356,069	$	(20,704,568)	$107,421,351
Net income	$11,979,119	$1,934,630	$1,670,469	$1,687,840	$(38,164)		$(770,863)		$(4,635,996)	$11,827,035
Net income attributable to non-controlling interests	2,395,824	367,580	501,141	827,041	(8,652)		(37,314)		(8,272)	4,037,348
Net income attributable to Parent company	$9,583,295	$1,567,050	$1,169,328	$860,799	$(29,512)	$	(733,549)	$	(4,627,724)	$7,789,687

* Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion on risk factors in Item 1A of Part II of this quarterly report on Form 10-Q/A.

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

The Company grants credit to its customers for three to four months based on each customer’s current credit standing and financial data. The Company assesses an allowance on an individual customer basis, under normal circumstances; the Company does not record any provision for doubtful accounts for those accounts receivable amounts which were in credit terms. For those receivables out of credit terms, certain proportional provision  will be recorded based on assessment of respective customer’s financial position.
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
• Tax law changes • Variances in future projected profitability, including by taxing entity

Convertible notes payable, discount of convertible note payable, warrant liabilities, compound derivative liabilities	Warrant liabilities and compound derivative liabilities	The Company is required to estimate the fair value of warrant liabilities and compound derivative liabilities at conception and completion of each reporting period	The Company uses Black-Scholes option pricing model to determine fair value of warrant; uses Monte Carlo Valuation Model to determine fair value of compound derivative liabilities	• Volatility • Risk-free rate • Market interest risk •Credit risk • Redemption behavior before maturity

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

Financial results for the three months and six months ended June 30, 2010 are summarized as follows:

•	Sales of $85,081,138 and $169,313,827 in 2010 compared to $62,484,279 and $107,181,725 for the same periods of 2009.

•	Gross margin of $19,810,260, or 23.3%, and $42,345,277, or 25.0%, of sales, up from $16,305,928, or 26.1%, and $27,209,273, or 25.4%, for the same periods of 2009.

•	Selling expenses of $2,903,125 and $4,770,928, $1,282,628 and $2,085,751 higher than the same periods of 2009.

•	General and administrative expenses of $1,846,421 and 5,451,205, a decrease of $399,909 and an increase of $1,403,173 compared with the same periods in 2009, respectively.

•
Net income attributable to Parent company of $27,607,605, or gain of $0.88 and $0.28 per share on a basic and diluted basis for the three months ended June 30, 2010, increased by $20,335,780, or $0.65 and 0.05 per share, compared to $7,271,825, or $0.23 and 0.23 per share on a basic and diluted basis, respectively, for the same period in 2009. Net income attributable to Parent company of $23,501,154, or gain of $0.75 and $0. 62 per share on a basic and diluted basis for the six months ended June 30, 2010, increased by $15,711,467, or $0.50 and 0.37 per share, compared to $7,789,687, or $0.25 per share on both a basic and diluted basis, respectively, for the same period in 2009.

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

The effects of the restatement on selected income statement line items for the three-month period ended June 30, 2010 and 2009 are as follows:

	Increase/(Decrease) in income statement line items
	2010	2009
Financial income (expenses)	$(427,334)	$218,041
Gain on change in fair value of derivative	19,492,871	977,435
Income before income taxes	19,065,537	1,195,476
Net income attributable to parent company	$19,065,537	$1,195,476

The effects of the restatement on selected income statement line items for the six-month period ended June 30, 2010 and 2009 are as follows:

	Increase/(Decrease) in income statement line items
	2010	2009
Financial income (expenses)	$(567,544)	$(5,452,936)
Gain on change in fair value of derivative	5,191,461	4,907,462
Income before income taxes	4,623,917	(545,474)
Net income attributable to parent company	$4,623,917	$(545,474)

RESULTS OF OPERATIONS——THREE MONTHS ENDED JUNE 30, 2010 AND 2009:

	Net Sales				Cost of sales
	2010	2009	Change		2010	2009	Change
Henglong	$47,954,292	$37,906,141	$10,048,151	26.5%	$36,908,428	$27,292,298	$9,616,130	35.2%
Jiulong*	25,968,507	15,477,885	10,490,622	67.8	22,439,931	13,317,460	9,122,471	68.5
Shenyang	9,237,450	7,756,689	1,480,761	19.1	8,089,099	6,332,064	1,757,035	27.7
Zhejiang	6,098,147	6,182,784	(84,637)	(1.4)	4,316,533	4,558,225	(241,692)	(5.3)
Wuhu	5,470,844	6,328,539	(857,695)	(13.6)	4,979,949	6,015,715	(1,035,766)	(17.2)
Other Sectors	11,855,792	154,388	11,701,404	7579.2	9,726,875	230,261	9,496,614	4124.3
Other * *	(21,503,894)	(11,322,147)	(10,181,747)	89.9	(21,189,937)	(11,567,672)	(9,622,265)	83.2
Total	$85,081,138	$62,484,279	$22,596,859	36.2%	$65,270,878	$46,178,351	$19,092,527	41.3%

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

Net sales for Zhejiang was $6,098,147 for the three months ended June 30, 2010, compared with $6,182,748 for the three months ended June 30, 2009, representing a decrease of $84,637, or 1.4%. The net sales decrease was mainly due to increased production volumes with a sales increase of $452,226 and decreased sales price with a sales decrease of $574,192 and the effect of foreign currency translation with a sales increase of $37,329.

Net sales for Wuhu was $5,470,844 for the three months ended June 30, 2010, compared with $6,328,539 for the three months ended June 30, 2009, representing a decrease of $857,695, or 13.6%. The net sales decrease was mainly due to decreased production volumes with a sales decrease of $563,799 and decreased sales price with a sales decrease of $332,105 and the effect of foreign currency translation with a sales increase of $38,209.

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

Cost of sales for Zhejiang was $4,316,533 for the three months ended June 30, 2010, compared with $4,558,225 for the three months ended June 30, 2009, representing a decrease of $241,692, or 5.3%. The cost of sales decrease was mainly due to increased sales volumes with a cost of sales increase of $324,100, decreased unit price with a cost of sales decrease of $593,312, and the effect of foreign currency translation with a cost increase of $27,520.

Cost of sales for Wuhu was $4,979,949 for the three months ended June 30, 2010, compared with $6,015,715 for the three months ended June 30, 2009, representing a decrease of $1,035,766, or 17.2%. The cost of sales decrease was mainly due to increased sales volumes with a cost of sales decrease of $549,598, decreased unit price with a cost of sales decrease of $522,488, and the effect of foreign currency translation with a cost increase of $36,320.

Cost of sales for Other Sectors was $9,726,875 for the three months ended June 30, 2010, compared with $230,261 for the three months ended June 30, 2009, representing an increase of $9,496,614, or 4,124.3%. The cost of sales increase was mainly due to increased of sales.

Gross margin was 23.3% for the three months ended June 30, 2010,  decrease of 2.8% from 26.1% for the same period of 2009, primarily due to sales price reductions in excess of declines in unit cost. For the three months ended June 30, 2010, the Company classified product warranty expenses as selling cost, which were classified as selling expenses in previous periods. As a result, the Company reclassified product warranty expenses for the same period of 2009 as selling cost to achieve consistency with the presentation of the current period. Effects of the reclassification are set forth in the table below.

	Three Months Ended June 30,
	2010	2009
Before reclassification :
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

FINANCIAL EXPENSES

Financial expenses were $840,683 for the three months ended June 30, 2010, compared with $260,187 for the three months ended June 30, 2009, an increase of $580,496, primarily due to the Company’s redemption of $5,000,000 of Convertible Notes on April 8, 2009, thus the Convertible Note holder exempted $570,000 of interest expenses which the Company has accrued.

GAIN (LOSS) ON CHANGE IN FAIR VALUE OF DERIVATIVE

Gain on change in fair value of derivative was $19,587,135 for the three months ended June 30, 2010, but there is no such amount for the same period of 2009.

For the three months ended June 30, 2010, increase in gain on change in fair value of derivatives was mainly due to a decrease in the intrinsic value of the embedded conversion feature in its financial instruments, as the Company’s common stock market price dropped to $17.60 (June 30, 2010) from $23.10 (March 31, 2010), and the Company was required to bifurcate the embedded conversion feature in Convertible Notes payable upon adoption of ASC 815-40 on January 1, 2009.

For the three months ended June 30, 2009, increase in gain on change in fair value of derivatives was mainly due to the Company’s WAP Default, and the Convertible Note holders required Make Whole redemption by the Company and the intrinsic value of the embedded conversion feature in the Convertible Notes payable being $0. (see note 13)

INCOME BEFORE INCOME TAXES

Income before income taxes was $32,710,259 for the three months ended June 30, 2010, compared with $11,400,094 for the three months ended June 30, 2009, an increase of $21,310,165, or 186.9%, including an increase in income from operations of $2,052,675, an increase in income form other sales of $250,851, an increase in financial expenses of $580,496, and an increase in gain on change in fair value of derivative of $19,587,135.

INCOME TAXES

Income tax expense was $2,291,292 for the three months ended June 30, 2010, compared with $1,474,618 of income tax expense for the three months ended June 30, 2009, an increase of $816,674, mainly because of: (1) an increase in income before income tax in the PRC market that was not offset by losses before income tax in the U.S. market and the Company made a provision for deferred income tax assets in the U.S. (see Note 10), and (2) while there was a loss before income tax in the U.S. mainly due to a change in the fair value of convertible notes; the Company cannot recognize such loss as a deferred income tax asset or a tax benefit as if it was a permanent change.

NET INCOME

Net income was $30,418,967 for the three months ended June 30, 2010, compared with $9,925,476 for the three months ended June 30, 2009, an increase of $20,493,491, or 206.5%, including an increase in income before income taxes of $21,310,165, or 186.9%, and an increase in income taxes expenses of $816,674, or 55.4%.

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

In 2010, non-controlling interest increased significantly compared with 2009, primarily due to the increase in Sino-foreign joint ventures’ operating income.

NET INCOME ATTRIBUTABLE TO PARENT COMPANY

Net income attributable to parent company was $27,607,605 for the three months ended June 30, 2010, compared with a net income attributable to parent company of $7,271,825 for the three months ended June 30, 2009, an increase of $20,336,780, or 279.7%, mainly due to the increase in the Company’s operating profit and the increase in gain on change in fair value of derivatives.

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

 Gross margin was 25.0% for the six months ended June 30, 2010, a 0.4 percentage point decrease from 25.4% for the same period of 2009, primarily due to sales price reductions in excess of declines in unit cost. For the six months ended June 30, 2010, the Company classified product warranty expenses as selling cost, which were classified as selling expenses in previous periods. As a result, the Company reclassified product warranty expenses for the same period of 2009 as selling cost to achieve consistency with the presentation of the current period. Effects of the reclassification are set forth in the table below.

	Six Months Ended June 30,
	2010	2009
Before reclassification:
Net sales	169,313,827	107,181,725
Cost of goods sold before reclassification	121,202,616	76,482,162
Gross profit before reclassification	48,111,211	30,699,563
Gross margin before reclassification	28.4%	28.6%
After reclassification :
Net sales	169,313,827	107,181,725
Cost of goods sold after reclassification	126,968,550	79,972,452
Gross profit after reclassification	42,345,277	27,209,273
Gross margin after reclassification	25.0%	25.4%

Selling expenses before reclassification	10,536,862	6,175,467
Minus: Warranty expenses	5,765,934	3,490,290
Selling expenses after reclassification	4,770,928	2,685,177

GAIN ON OTHER SALES

Gain on other sales consists of net amount retained from sales of materials and other assets. For the six months ended June 30, 2010, gain on other sales was $1,133,609, compared with $239,626 for the same period of 2009, an increase of $893,983, or 373.1%, mainly due to increased sales of materials.

SELLING EXPENSES

Selling expenses were $4,770,928 for the six months ended June 30, 2010, compared with $2,685,177 for the same period of 2009, an increase of $2,085,751, or 77.7%. The increase was primarily due to salaries and wages expenses, and transportation expenses.

The salaries of salesmen were indexed with their selling performance. During the six months ended June 30, 2010, sales revenue increased 58.0% compared with the same period of 2009, correspondingly increasing the salaries of salesmen.

The increase in transportation expense was due to increased sales and a rise in the price of oil, which led to increases in domestic transportation prices.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $5,451,205 for the six months ended June 30, 2010, compared with $4,048,032 for the same period of 2009, an increase of $1,403,173, or 34.7%. The increase was primarily due to salaries and wages expenses, labor insurance expenses, and provision for bad debts.

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

FINANCIAL EXPENSES

Financial expenses were $1,348,904 for the six months ended June 30, 2010, compared with $6,370,644 for the six months ended June 30, 2009, a decrease of $5,021,740, primarily as a result of the Company’s WAP Default in March 2009, and the Convertible Note holders required Make Whole redemption by the Company, thus the Company amortized $3,900,000 of remaining discount of Convertible Notes and accrued $1,100,000 of penalty interest (excluding YA exemption amount) (see note 13).

GAIN (LOSS) ON CHANGE IN FAIR VALUE OF DERIVATIVE

Gain on change in fair value of derivative was $5,434,753 for the six months ended June 30, 2010, compared with $2,369,179 for the same period of 2009 (including $1,977 in gain on the change in the fair value of warrants), an increase of $3,065,574.

For the three months ended March 31, 2010, increase in the loss on change in fair value of derivatives was mainly due to an increase in the intrinsic value of the embedded conversion feature in its financial instruments, as the Company’s common stock market price rose to $23.10 (March 31, 2010) from $18.71 at the beginning of the year, and the Company was required to bifurcate the embedded conversion feature in Convertible Notes payable upon adopting ASC 815-40 on January 1, 2009.

For the six months ended June 30, 2009, increase in gain on change in fair value of derivatives was mainly due to a decrease in the intrinsic value of the embedded conversion feature in Convertible Notes payable, as the Company’s common stock market price dropped to $17.60 (June 30, 2010) from $18.71 at the beginning of the year, and the Company was required to bifurcate the embedded conversion feature in Convertible Notes payable upon adoption of ASC 815-40 on January 1, 2009.

For the six months ended June 30, 2009, increase of gain on change in fair value of derivatives was mainly due to the Company’s WAP Default, the Convertible Note holder require to Make Whole redemption, the intrinsic value of embedded conversion feature in Convertible Notes payable was $0. (see note 13)

INCOME BEFORE INCOME TAXES

Income before income taxes was $33,955,673 for the six months ended June 30, 2010, compared with $14,751,323 for the six months ended June 30, 2009, an increase of $19,204,350, or 130.2%, including an increase in income from operations of $10,850,657, an increase in other income of $266,379, a decrease in financial expenses of $5,021,740, and an increase in gain on change in fair value of derivative of $3,065,574.

INCOME TAXES

Income tax expense was $4,576,814 for the six months ended June 30, 2010, compared with $2,924,288 of income tax expense for the six months ended June 30, 2009, an increase of $1,652,526,  mainly because of: (1) an increase in income before income tax in the PRC market that was not offset by losses before income tax in the U.S. market and the Company made a provision for deferred income tax assets in the U.S. (see Note 10), and (2) while there was a loss before income tax in the U.S. mainly due to a change in the fair value of convertible notes; the Company cannot recognize such loss as a deferred income tax asset or a tax benefit as if it was a permanent change.

NET INCOME

Net income was $29,378,859 for the six months ended June 30, 2010, compared with $11,827,035 for the six months ended June 30, 2009, an increase of $17,551,824 or 148.4%, including an increase in income before income taxes of $19,204,350, or 130.2%, and an increase in income tax expenses of $1,652,526, or 56.5%.

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

NET INCOME ATTRIBUTABLE TO PARENT COMPANY

Net income attributable to parent company was $23,501,154 for the six months ended June 30, 2010, compared with a net income of $7,789,687 for the six months ended June 30, 2009, an increase of $15,711,467, or 201.7%, mainly due to the increase in the Company’s operation profit and the increase in gain on change in fair value of derivative.

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

The Company had working capital of $34,841,969 as of June 30, 2010, compared with $12,486,023 as of December 31, 2009, an increase of $22,355,946, or 179.0%.

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

(a)	Bank loans

As of June 30, 2010, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Due Date	Amount available	Amount Borrowed
Comprehensive credit facilities	Bank of China	Oct -10	$7,510,050	$2,208,838
Comprehensive credit facilities	China Construction Bank	Oct-10	8,835,353	4,315,083
Comprehensive credit facilities	Shanghai Pudong Development Bank	Oct-10	6,626,515	5,141,292
Comprehensive credit facilities	Jingzhou Commercial Bank	Oct-10	11,690,350	11,690,350
Comprehensive credit facilities	Industrial and Commercial Bank of China	Sep-10	11,780,471	2,529,995
Comprehensive credit facilities	Bank of Communications Co., Ltd	Sep-10	3,357,434	1,892,238
Comprehensive credit facilities	China Merchants Bank	Sep -10	2,945,118	357,832
Comprehensive credit facilities	China CITIC Bank	Jul -10	19,585,033	18,048,716
Comprehensive credit facilities	China Hua Xia Bank	Oct-10	7,362,794	5,770,958
Comprehensive credit facilities	China Everbright Bank	Mar-11	2,945,118	995,450
Comprehensive credit facilities综	Guangdong Development Bank	Oct-10	613,910	613,910
Total			$83,252,146	$53,564,662

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term bank loan	$8,835,353	$8,835,353	$-	$-	$-
Notes payable	44,729,309	44,729,309	-	-	-
Interests, including make-whole amount on convertible notes*	8,019,585	8,019,585

Convertible notes payable	30,000,000	30,000,000	-	-	-

Other contractual purchase commitments, including information technology	18,016,095	14,348,674	3,667,421	-	-
Total	$109,600,342	$105,932,921	$3,667,421	$-	$-

* Interest, including make-whole amount on convertible note is computed based on the contractual rate as per the convertible note agreement.

Short-term bank loans:
    The following table summarizes the contract information of short-term borrowings between the banks and the Company as of June 30, 2010:

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of Payment	Amount Payable on Due Date
Bank of China	Working Capital	Nov 10, 09	1	5.31%	Pay monthly	Nov 10, 10	$2,208,838
China CITIC Bank	Working Capital	May 26, 10	1	5.31%	Pay monthly	May 26, 11	2,208,838
Industrial and Commercial Bank of China	Working Capital	May 14, 10	0.5	4.86%	Pay monthly	Nov 14, 10	1,472,559
China Construction Bank	Working Capital	Jun 17, 10	1	5.31%	Pay monthly	Jun 17, 11	2,945,118
Total							$8,835,353

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

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of June 30, 2010:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	Jul - 10	$8,039,877
Working Capital	3-6	Aug- 10	1,421,019
Working Capital	3-6	Sep - 10	7,848,292
Working Capital	3-6	Oct - 10	8,732,274
Working Capital	3-6	Nov - 10	10,778,247
Working Capital	3-6	Dec - 10	7,909,600
Total			$44,729,309

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

COMMITMENTS AND CONTINGENCIES

    The following table summarizes the Company’s contractual payment obligations and commitments as of June 30, 2010:

	Payment Obligations by Period
	2010 (a)	2011	2012	2013	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$-	$-	$-	$220,000
Interest and make-whole on Convertible Notes	2,107,085	5,912,500	-	-		8,019,585
Obligations for purchasing agreements	14,238,674	3,557,421	$-	$-	-	17,796,095
Total	$16,455,759	$9,579,921	$-	$-	$-	$26,035,680

(a)	Remaining 6 months in 2010.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

(A)	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q/A, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In connection with the restatement of our financial statement in this amended Quarterly Report on Form 10-Q/A described in the introductory Explanatory Note, management reevaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. Based on that reevaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2010.

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

(B)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three-month period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the automobile parts markets being highly competitive and many of the Company’s competitors having greater resources than it does, the Company may not be able to compete successfully.。

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