Form 10-Q/A
period 2010-09-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2011-06-24
CIK 1157762

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

On March 17, 2011, China Automotive Systems, Inc. (the “Company”) announced that it had identified historical accounting errors relating to the accounting treatment of the Company’s convertible notes issued on February 15, 2008, (the “Convertible Notes”). The accounting errors have resulted in the misstatement of certain charges arising from fair value adjustments and other changes to derivative liabilities since the first quarter of 2009. The Company has no evidence that the errors resulted from any fraud or intentional misconduct.

The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. The Company’s review determined that the errors resulted from the Company’s failure to properly apply the requirements of Accounting Standard Codification (ASC) 815 (“ASC 815”), which changed the accounting treatment of convertible notes effective January 1, 2009. Additionally, management has also identified accounting errors in accumulated depreciation and deferred tax assets reported and accrued payroll and related costs. These flaws represented material weaknesses in the Company’s internal controls over financial reporting as of September 30, 2010, such as accounting error on compound embedded derivative financial instruments, which were mentioned in this amended quarterly report on Form 10-Q/A. Management identified the accounting errors in connection with the 2010 annual audit procedures undertaken by the Company’s newly engaged independent registered public accounting firm, PricewaterhouseCoopers Zhong Tian CPAs Limited Company.

The Company’s review was overseen by the audit committee of the board of directors of the Company, (the “Audit Committee”) with the assistance of management and accounting consultants engaged by management. The Audit Committee concluded on March 12, 2011 that the Company’s previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2009, and related auditors’ report, and unaudited interim consolidated financial statements as of and for the quarterly periods ended March 31, June 30 and September 30, 2010, should no longer be relied upon because of these errors in the financial statements. The Company’s board of directors agreed with the Audit Committee’s conclusions. After analyzing the size and timing of the errors, the Company determined that, in the aggregate, the errors were material and would require the Company to restate certain of its previously issued financial statements.

As more fully described in Note 2 to the accompanying restated consolidated financial statements for the three-month and nine-month periods ended September 30, 2010 and 2009, the Company has restated its consolidated financial statements and the related disclosures for the periods ended September 30, 2010 and 2009. Specifically, the Company has restated its consolidated balance sheets and the related consolidated statements of income, statements of stockholders’ equity and statements of cash flows as of and for the period ended September 30, 2010 and 2009. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, has been updated to reflect the effects of the restatement.

The effect of the adjustments included: (a) increases of $7,742,167 and $12,366,084, respectively, in net income attributable to parent company for the three–month and nine-month periods ended September 30, 2010, including increases of $8,178,272 and $13,369,733, respectively, resulting from the gain on the change in fair value of derivative liabilities and decreases of $436,105 and $1,003,649, respectively from adjustments to financial expenses related to the Convertible Notes; and (b) decreases of $18,617,116 and $19,162,590, respectively, in net income attributable to parent company for the three–month and nine-month periods ended September 30, 2009, including decreases of $18,053,123 and $13,145,661, respectively, resulting from the gain on the change in fair value of derivative liabilities and decreases of $563,995 and $6,016,929, respectively, from adjustments to financial expenses related to the Convertible Notes.

Except as discussed above, the Company has not modified or updated disclosures presented in its quarterly report on Form 10-Q for the three-month period ended September 30, 2010 filed with the Securities and Exchange Commission on November 11, 2010 (the “Original Filing”), except as required to reflect the effects of the restatement. Accordingly, this amended quarterly report does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing. References to this “quarterly report on Form 10-Q,” this “quarterly report on Form 10-Q/A” and this “amended quarterly report on Form 10-Q/A” herein shall refer to the Original Filing as amended by this amended quarterly report on Form 10-Q/A. The following items have been amended as a result of the restatement:

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

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements

China Automotive Systems, Inc.
Condensed Consolidated Statements of Income (Operations) (Unaudited)）

	Three Months Ended September 30,
	2010	2009
	As Restated-Note 2	As Restated-Note 2
Net product sales, including $1,717,483 and $1,384,458 to related parties for the three months ended September 30, 2010 and 2009	$76,102,844	$64,654,369
Cost of product sold, including $4,885,768 and $3,477,109 purchased from related parties for the three months ended September 30, 2010 and 2009	57,929,284	49,168,626
Gross profit	18,173,560	15,485,743
Add: Gain (loss) on other sales	(152,481)	284,234
Less: Operating expenses-
Selling expenses	2,095,321	2,180,864
General and administrative expenses	2,286,784	2,739,886
R&D expenses	1,247,881	531,383
Depreciation and amortization	219,720	663,408
Total Operating expenses	5,849,706	6,115,541
Income from operations	12,171,373	9,654,436
Add: Other income, net (note 23)	-	-
Financial expenses net (note 24)	(707,527)	(965,114)
Gain (loss) on change in fair value of derivative (note 25)	8,687,977	(14,923,329)
Income (loss) before income taxes	20,151,823	(6,234,007)
Less: Income taxes (note 26)	1,866,157	1,789,836
Net income (loss)	$18,285,666	$(8,023,843)
Net income attributable to non-controlling interest	2,350,280	2,036,762
Net income (loss) attributable to parent company	$15,935,386	$(10,060,605)
Allocation to convertible notes holders	(2,153,261)	-
Net income (loss) attributable to parent company’s common shareholders	13,782,125	(10,060,605)
Net income (loss) attributable to parent company’s common shareholders per share –
Basic (note 27)	$0.51	$(0.37)
Diluted (note 27)	$0.26	$(0.37)
Weighted average number of common shares outstanding –
Basic	27,112,689	26,983,717
Diluted	31,562,661	26,983,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Income (Operations) (Unaudited)

	Nine Months Ended September 30,
	2010	2009
	As Restated-Note 2	As Restated-Note 2
Net product sales, including $6,319,594 and $3,257,716 to related parties for the nine months ended September 30, 2010 and 2009	$245,416,671	$171,836,094
Cost of product sold, including $14,481,952 and $8,463,331 purchased from related parties for the nine months ended September 30, 2010 and 2009	184,897,834	129,141,078
Gross profit	60,518,837	42,695,016
Add: Gain on other sales	981,128	523,860
Less: Operating expenses-
Selling expenses	6,866,249	4,866,041
General and administrative expenses	7,737,989	6,787,918
R&D expenses	4,291,044	1,415,531
Depreciation and amortization	829,865	1,742,162
Total Operating expenses	19,725,147	14,811,652
Income from operations	41,774,818	28,407,224
Add: Other income, net (note 23)	266,379	-
Financial expenses net (note 24)	(2,056,431)	(7,335,758)
Gain (loss) on change in fair value of derivative (note 25)	14,122,730	(12,554,150)
Income before income taxes	54,107,496	8,517,316
Less: Income taxes (note 26)	6,442,971	4,714,124
Net income	$47,664,525	$3,803,192
Net income attributable to non-controlling interest	8,227,985	6,074,110
Net income (loss) attributable to parent company	$39,436,540	$(2,270,918)
Allocation to convertible notes holders	(5,334,715)	-
Net income (loss) attributable to parent company’s common shareholders	34,101,825	(2,270,918)
Net income (loss) attributable to parent company’s common shareholders per share –
Basic (note 27)	$1.26	$(0.08)
Diluted (note 27)	$0.87	$(0.08)
Weighted average number of common shares outstanding –
Basic	27,078,180	26,983,402
Diluted	31,560,119	26,983,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,
	2010	2009
	As Restated-Note 2	As Restated-Note 2
Net income (loss)	$18,285,666	$(8,023,843)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	2,179,442	38,191
Comprehensive income (loss)	$20,465,108	$(7,985,652)
Comprehensive income (loss) attributable to non-controlling interest	2,750,677	2,047,054
Comprehensive income (loss) attributable to parent company	$17,714,431	$(10,032,706)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

   China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Nine Months Ended September 30,
	2010	2009
	As Restated-Note 2	As Restated-Note 2
Net income	$47,664,525	$3,803,192
Other comprehensive income:
Foreign currency translation gain (loss)	3,105,593	(164,123)
Comprehensive income	$50,770,118	$3,639,069
Comprehensive income attributable to non-controlling interest	8,779,852	6,093,542
Comprehensive income (loss) attributable to parent company	$41,990,266	$(2,454,473)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	As Restated-Note 2	As Restated-Note 2
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$49,201,859	$43,480,176
Pledged cash deposits (note 4)	21,090,382	12,742,187
Accounts and notes receivable, net, including $2,573,240 and $1,441,939 from related parties at September 30, 2010 and December 31, 2009 (note 5)	181,845,502	154,863,292
Advance payments and other, including $1,409,460 and $0 to related parties at September 30, 2010 and December 31, 2009	3,150,827	2,413,556
Inventories (note 7)	40,867,074	27,415,697
Current deferred tax assets (note 10)	4,357,315	3,866,353
Total current assets	$300,512,959	$244,781,261
Long-term Assets:
Property, plant and equipment, net (note 8)	$64,980,034	$58,529,447
Intangible assets, net (note 9)	586,474	561,389
Other receivables, net, including $369,351 and $65,416 from related parties at September 30, 2010 and December 31, 2009 (note 6)	3,278,171	1,064,224
Advance payments for property, plant and equipment, including $7,444,795 and $2,579,319 to related parties at September 30, 2010 and December 31, 2009	17,636,239	6,369,043
Long-term investments	80,584	79,084
Non-current deferred tax assets (note 10)	3,185,370	2,998,124
Total assets	$390,259,831	$314,382,572
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans (note 11)	$8,953,754	$5,125,802
Accounts and notes payable, including $2,126,954 and $1,537,827 to related parties at September 30, 2010 and December 31, 2009 (note 12)	143,298,745	107,495,833
Convertible Notes payable (note 13)	30,000,000	30,000,000
Compound derivative liabilities (note 14)	31,320,776	45,443,506
Customer deposits	1,908,479	1,918,835
Accrued payroll and related costs	4,732,485	4,578,446
Accrued expenses and other payables (note 15)	20,735,276	22,472,452
Accrued pension costs (note 16)	3,987,756	3,778,187
Taxes payable (note 17)	10,805,591	11,482,177
Amounts due to shareholders/directors (note 18)	103,215	-
Total current liabilities	$255,846,077	$232,295,238
Long-term liabilities:
Other long-term liabilities (note 19)	4,377,538	233,941
Total liabilities	$260,223,615	$232,529,179
Significant concentrations (note 28)
Related party transactions (note 29 )
Commitments and contingencies (note 30)
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares Issued and Outstanding – None	$-	$–
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued and Outstanding 27,115,826 and 27,046,244 shares at September 30, 2010 and December 31, 2009 (note 20)	2,711	2,704
Additional paid-in capital (note 20)	28,216,671	27,515,064
Retained earnings-
Appropriated	8,767,797	8,324,533
Unappropriated	46,678,278	7,685,002
Accumulated other comprehensive income	13,741,459	11,187,733
Total parent company stockholders' equity	97,406,916	54,715,036
Non-controlling interests (note 21)	32,629,300	27,138,357
Total stockholders' equity	$130,036,216	$81,853,393
Total liabilities and stockholders' equity	$390,259,831	$314,382,572
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
 Period Ended September 30, 2010 (Unaudited) and December 31, 2009

					Accumulated	Total parent
		Additional			Other	company		Total
	Common	Paid-in	Retained Earnings		Comprehensive	stockholders '	Non-controlling	shareholders'
	Stock	Capital	Appropriated	Unappropriated	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2009 restated	$2,698	$26,648,154	$7,525,777	$34,060,876	$11,127,505	$79,365,010	$23,270,820	$102,635,830
Accumulated effect of adoption of ASC 815-40 (note 23)	–	–	–	863,753	—	863,753	—	863,753
Balance of January 1,2009 as further restated	2,698	26,648,154	7,525,777	34,924,629	11,127,505	80,228,763	23,270,820	103,499,583
Foreign currency translation gain	$–	–	–	–	60,228	60,228	22,410	82,638
Shares issued for stock options exercised	$6	420,234	–	–	–	420,240	–	420,240
Share-based compensation	$-	446,676	–	–	–	446,676	–	446,676
Appropriation of retained earnings	$-	-	798,756	(798,756)	–	–	(3,944,619)	(3,944,619)
Net income (loss) for the year ended December 31, 2009	$–	–	–	(26,440,871)	–	(26,440,871)	7,789,746	(18,651,125)
Balance at December 31, 2009 restated	$2,704	$27,515,064	$8,324,533	$7,685,002	$11,187,733	$54,715,036	$27,138,357	$81,853,393
Foreign currency translation gain – restated	–	–	–	–	2,553,726	2,553,726	551,867	3,105,593
Shares issued for stock options exercised	7	278,893	–	–	–	278,900	–	278,900
Share-based compensation	-	422,714	–	–	–	422,714	–	422,714
Appropriation of retained earnings	–	–	443,264	(443,264)	–	–	(3,288,909)	(3,288,909)
Net income for the period ended September 30, 2010 - restated	–	–	–	39,436,540	–	39,436,540	8,227,985	47,664,525
Balance at September 30, 2010 restated	$2,711	$28,216,671	$8,767,797	$46,678,278	$13,741,459	$97,406,916	$32,629,300	$130,036,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2010	2009
	As Restated-Note 2	As Restated-Note 2
Cash flows from operating activities:
Net income	$47,664,525	$3,803,192
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Stock-based compensation	422,714	321,663
Depreciation and amortization	6,955,969	5,940,068
Allowance for doubtful accounts (Recovered)	(1,127,767)	(1,484,680)
Deferred income taxes assets	(540,385)	(531,244)
Amortization for discount of Convertible Note payable	—	3,891,148
(Gain) loss on change in fair value of derivative	(14,122,730)	12,554,150
Other operating adjustments	324,963	(226,916)
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	(8,012,615)	(2,505,479)
Accounts and notes receivable	(22,430,886)	(33,727,451)
Advance payments and other	(678,156)	(593,563)
Inventories	(12,728,686)	(2,794,500)
Accounts and notes payable	33,298,924	30,025,373
Customer deposits	(34,138)	316,133
Accrued payroll and related costs	67,681	346,723
Accrued expenses and other payables	1,149,656	5,424,338
Accrued pension costs	137,283	53,613
Taxes payable	(891,031)	3,528,700
Advances payable	149,229	(317)
Net cash provided by operating activities	$29,604,550	$24,340,951
Cash flows from investing activities:
(Increase) decrease in other receivables	(2,221,935)	125,815
Cash received from equipment sales	396,489	678,132
Cash paid to acquire property, plant and equipment	(24,005,602)	(8,814,876)
Cash paid to acquire intangible assets	(60,586)	(321,671)
Net cash (used in) investing activities	$(25,891,634)	$(8,332,600)
Cash flows from financing activities:
Proceeds from bank loans	3,685,215	2,197,177
Dividends paid to the non-controlling interest holders of Joint-venture companies	(2,871,603)	(4,176,583)
Repayment of Convertible Note payable	-	(5,000,000)
Shares issued for stock options exercised	278,900	8,790
Increase (decrease) in amounts due to shareholders/directors	97,406	(287,854)
Net cash provided by (used in) financing activities	$1,189,918	$(7,258,470)
Cash and cash equivalents affected by foreign currency	$818,849	$31,219
Net increase in cash and cash equivalents	5,721,683	8,781,100
Cash and cash equivalents at beginning of period	43,480,176	37,113,375
Cash and cash equivalents at end of period	$49,201,859	$45,894,475
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

On January 24, 2010, Genesis entered into a joint venture contract with Beijing Hainachuan Auto Parts Co., Ltd., to establish a joint venture company, Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong”, to design, develop and manufacture both hydraulic and electric power steering systems and parts. On October 19, 2010, both parties agreed to change the Joint venture company’s investor into Hengsheng from Genesis, and left the other terms of the joint venture contract unchanged. Under PRC laws, the establishment of Beijing Henglong and the effectiveness of the equity joint venture contract are subject to approval by Administration of Industry and Commerce in Beijing.

2.	Restatement

The Company has restated its previously issued consolidated financial statements for the periods ended September 30, 2010 and 2009, for matters related to the following previously reported items: financial expenses and accrued interest; gain (loss) on the change in fair value of derivative liabilities; and derivative liabilities. The financial data set forth below as of September 30, 2010 and 2009, have been restated to reflect those corrections. Also, retained earnings and noncontrolling interest as at January 1, 2009, decreased by $1,965,640 and $48,254, respectively, as a result of adjustments to accumulated depreciation and deferred tax assets previously reported and previously unrecorded financial expenses in 2008.

Following is a summary of adjustments on the restatement for the three and nine months ended September 30, 2010 (unaudited):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Increase of previously reported financial expense	$(436,105)	$(1,003,649)
Increase of previously reported gain on change in fair value of derivative liabilities	8,178,272	13,369,733
Subtotal	7,742,167	12,366,084
Deferred tax assets related to accrued interest of Convertible Notes*	190,166	463,451
Valuation allowance*	(190,166)	(463,451)
Total increase in net earnings for the three and nine months ended September 30, 2010	$7,742,167	$12,366,084
*The Company accrued valuation allowance against its deferred tax assets while it accrued and restated loss related to deferred income tax income.

Following is a summary of adjustments resulting from the restatement for the three and nine months ended September 30, 2009 (unaudited):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Increase of previously reported financial expense, increase of related liabilities ( Convertible Notes payable, accrued interest)	$(563,993)	$(6,016,929)
Increase of previously reported gain on change in fair value of derivative liabilities, decrease of derivative liabilities	(18,053,123)	(13,145,661)
Subtotal	(18,617,116)	(19,162,590)
Deferred tax assets related to accrued interest of Convertible Notes*	234,376	958,446
Valuation allowance*	(234,376)	(958,556)
Total reduction in net earnings for the three and nine months ended September 30, 2009	$(18,617,116)	$(19,162,590)
*The Company accrued valuation allowance against its deferred tax assets while it accrued and restated loss related to deferred income tax income.

Due to the adjustments to restate the 2009 financial statements, the effect on the Company’s previously issued balance sheet as of September 30, 2010 (unaudited) is summarized as follows:

	Previously Reported	Increase (Decrease)	Restated
Current assets:
Current deferred tax assets (a)	$2,891,740	$1,465,575	$4,357,315
Total current assets	299,047,384	1,465,575	300,512,959

Long-term Assets:
Property, plant and equipment, net (b)	66,977,567	(1,997,533)	64,980,034
Non-current deferred tax assets (c)	1,278,198	1,907,172	3,185,370
Total assets	388,884,617	1,375,214	390,259,831

Current liabilities:
Convertible Notes payable (d)	28,961,253	1,038,747	30,000,000
Compound derivative liabilities (e)	127,012	31,193,764	31,320,776
Accrued payroll and related costs (f)	3,165,578	1,566,907	4,732,485
Accrued expenses and other payables (g)	14,647,357	6,087,919	20,735,276
Taxes payable (h)	10,686,208	119,383	10,805,591
Total current liabilities	215,839,357	40,006,720	255,846,077
Total liabilities	220,216,895	40,006,720	260,223,615

Stockholders' equity
Retained earnings-
Unappropriated- January 1, 2009	36,026,516	(1,965,640)	34,060,876
Accumulated effect of adoption of ASC 815-40	—	863,753	863,753
Net income attributable to parent company- December 31, 2009	23,414,263	(49,855,134)	(26,440,871)
Unappropriated- December 31, 2009	58,642,023	(50,957,021)	7,685,002
Net income attributable to parent company- September 30, 2010 (unaudited)	27,070,456	12,366,084	39,436,540
Unappropriated- September 30, 2010 (unaudited)	85,269,215	(38,590,937)	46,678,278
Accumulated other comprehensive income- December 31, 2009	11,187,744	(11)	11,187,733
Foreign currency translation gain – September 30, 2010 (unaudited)	2,558,857	(5,131)	2,553,726
Accumulated other comprehensive income- September 30, 2010 (unaudited)	13,746,601	(5,142)	13,741,459
Total parent company stockholders' equity	136,002,995	(38,596,079)	97,406,916
Non-controlling interests- January 1, 2009	23,222,566	48,254	23,270,820
Net income attributable to noncontrolling interest- December 31, 2009	7,872,813	(83,067)	7,789,746
Foreign currency translation gain (loss) - December 31, 2009	22,365	45	22,410
Non-controlling interests- December 31, 2009	27,173,125	(34,768)	27,138,357
Foreign currency translation gain – September 30, 2010 (unaudited)	552,527	(660)	551,867
Non-controlling interests- September 30, 2010 (unaudited)	32,664,727	(35,427)	32,629,300
Total stockholders' equity	168,667,722	(38,631,506)	130,036,216
Total liabilities and stockholders' equity	$388,884,617	$1,375,214	$390,259,831

(a)
The adjustment represents the deferred tax assets arising from the provision for doubtful debt, prepaid income tax for unrealized profits for intra-group purchase and sale, accrued labour cost and accrued interest on the convertible notes payable, which were not previously accounted for.

(b)	The adjustment represents the accumulated depreciation by which the depreciation expenses were understated in prior years.

(c)	The adjustment represents the deferred tax assets arising from the timing difference associated with the depreciation expenses as noted in (b) above.

(d)	The adjustment is to accrete the convertible note payable to its full face value in fiscal 2009 upon the WAP default.

(e)	The adjustment represents the valuation of the embedded derivative at its fair value as of December 31, 2009.

(f)	The adjustment represents the payroll and bonus expenses of certain of the Company’s joint venture subsidiaries which were previously recorded under the cash basis.

(g)	The adjustment represents for the make-whole redemption amount on the convertible note payable.

(h)	The adjustment represents the withholding tax levied on dividends distributed by domestic companies to their foreign investors when the dividends are remitted out of China.

Statement of operations data for the nine months ended September 30, 2010 (unaudited):

	Previously Reported	Increase (Decrease)	Restated
Financial income (expenses)	$(1,052,782)	$(1,003,649)	$(2,056,431)
Gain (loss) on change in fair value of derivative	752,997	13,369,733	14,122,730
Income (loss) before income taxes	41,741,412	12,366,084	54,107,496
Net income (loss)	35,298,441	12,366,084	47,664,525
Net income (loss) attributable to parent company	$27,070,456	$12,366,084	$39,436,540

Statement of operations data for the three months ended September 30, 2010 (unaudited):

	Previously Reported	Increase (Decrease)	Restated
Financial income (expenses)	$(271,422)	$(436,105)	$(707,527)
Gain (loss) on change in fair value of derivative	509,705	8,178,272	8,687,977
Income (loss) before income taxes	12,409,656	7,742,167	20,151,823
Net income (loss)	10,543,499	7,742,167	18,285,666
Net income (loss) attributable to parent company	$8,193,219	$7,742,167	$15,935,386

Statement of operations data for the nine months ended September 30, 2009 (unaudited):

	Previously Reported	Increase (Decrease)	Restated
Financial income (expenses)	$(1,318,829)	$(6,016,929)	$(7,335,758)
Gain (loss) on change in fair value of derivative	591,511	(13,145,661)	(12,554,150)
Income (loss) before income taxes	27,679,906	(19,162,590)	8,517,316
Net income (loss)	22,965,782	(19,162,590)	3,803,192
Net income (loss) attributable to parent company	$16,891,672	$(19,162,590)	$(2,270,918)

Statement of operations data for the three months ended September 30, 2009 (unaudited):

	Previously Reported	Increase (Decrease)	Restated
Financial income (expenses)	$(401,121)	$(563,993)	$(965,114)
Gain (loss) on change in fair value of derivative	3,129,794	(18,053,123)	(14,923,329)
Income (loss) before income taxes	12,383,109	(18,617,116)	(6,234,007)
Net income (loss)	10,593,273	(18,617,116)	(8,023,843)
Net income (loss) attributable to parent company	$8,556,511	$(18,617,116)	$(10,060,605)

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

 In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 433,850 stock options under this plan, and there remain 1,766,150 stock options issuable in the future. As of September 30, 2010, the Company had [279,401] stock options outstanding.

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

(c) Recent Accounting Pronouncements

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

In June 2009, the Financial Accounting Standards Board (FASB) approved the “FASB Accounting Standards Codification” (“Codification”, “FASB ASC”) as the single source of authoritative generally accepted accounting principles (GAAP) and created a new Topic 105, Generally Accepted Accounting Principles , in the General Principles and Objective Section of the Codification. Topic 105 is effective for interim and annual periods ending after September 15, 2009, and its adoption did not have an impact on the Company’s financial condition or results of operation

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (VSOE) and verifiable objective evidence (VOE) (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. This update is effective for fiscal years beginning on or after June 15, 2010. However, early adoption is allowed.  The Company has adopted this guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial position.

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

6. Other receivables

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

The activity in the Company’s allowance for doubtful accounts of other receivable during the nine months ended September 30, 2010 (unaudited) and the year ended December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Balance at beginning of the period	$740,110	$659,837
Amounts provided during the period	38,930	79,618
Foreign currency translation gain (loss)	(76,875)	655
Balance at the end of the period	$702,165	$740,110

 7. Inventories

The Company’s inventories at September 30, 2010 (Unaudited) and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Raw materials	$15,644,318	$10,683,448
Work in process	8,069,044	6,824,137
Finished goods	19,492,647	12,017,195
	43,206,009	29,524,780
Less: provision for loss	(2,338,935)	(2,109,083)
Balance at the end of the period	$40,867,074	$27,415,697

8. Property, plant and equipment

The Company’s property, plant and equipment at September 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
	As Restated– note 2	As Restated– note 2
Land use rights and buildings	$35,897,061	$33,100,702
Machinery and equipment	72,494,384	62,982,885
Electronic equipment	5,427,275	5,054,502
Motor vehicles	2,893,263	2,634,696
Construction in progress	2,756,020	1,939,256
	119,468,003	105,712,041
Less: Accumulated depreciation	(54,487,969)	(47,182,594)
Balance at the end of the period	$64,980,034	$58,529,447

Depreciation charge for the nine months ended September 30, 2010 and the year ended December 31, 2009 are $6,910,835 and $8,429,863, respectively.

 9. Intangible assets

The activities in the Company’s intangible asset account at September 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Costs:
Patent technology	$1,410,288	$1,384,037
Management software license	310,604	438,359
	1,720,892	1,822,396
Less: Amortization	(1,134,418)	(1,261,007)
Balance at the end of the period	$586,474	$561,389

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

The components of estimated deferred income tax assets at September 30, 2010 (unaudited) and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
	As Restated– note 2	As Restated– note 2
Losses carry-forward (U.S.)	$2,064,800	$2,089,985
Losses carry-forward (PRC)	572,455	659,774
Product warranties and other reserves	3,596,514	3,164,674
Property, plant and equipment	3,301,965	3,112,550
Accrued make-whole interest expense for convertible notes	2,130,771	1,667,320
Share-based compensation	397,296	289,705
Bonus accrual	174,224	306,030
Other	586,577	395,649
	12,824,602	11,685,687
Valuation allowance *	(5,281,917)	(4,821,210)
Total deferred tax assets**	$7,542,685	$6,864,477

*As of September 30, 2010, valuation allowance was $5,281,917, including $4,592,867 allowance for the Company’s deferred tax assets in the U.S. and $689,050 allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the U.S., the management believes that the deferred tax assets in the U.S. are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

** Approximately $3,185,370 and $2,998,124 of deferred income tax asset as of September 30, 2010 and December 31, 2009, respectively, are included in non-current deferred tax assets in the accompanying consolidated balance sheets. The remaining $4,357,315 and $3,886,353 of deferred income tax asset as of September 30, 2010 and December 31, 2009, respectively, are included in the current deferred tax assets.

11. Bank loans

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

The Company has pledged cash deposits, accounts receivable and certain property plant and machinery to secure comprehensive credit facility granted by banks.

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

The Company will have the right to require the Convertible Note holders to convert a portion of the conversion amount then remaining under the Convertible Note obligation into shares of common stock, “ Mandatory Conversion”, if at any time during a six-month period, the beginning day of each such six-month period, a “Mandatory Conversion Period Start Date”, the arithmetic average of the weighted average price of the common stock for a period of at least thirty (30) consecutive trading days following the Mandatory Conversion Period Start Date equals or exceeds the percentage set forth in the chart below multiplied by $ 8.8527 as applicable to the indicated six month period:

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

On the issuance date, February 15, 2008, the Company has evaluated the convertible notes for terms and conditions that are not clearly and closely associated with the risks of the debt-type host instrument. Generally, such features require separation from the host contract and treatment as derivative financial instruments. Certain features, such as the conversion option, were found to be exempt, as they satisfied the conditions in ASC Topic 815 (formerly the paragraph 11(a) of SFAS 133) for instruments (1) indexed with the Company’s own stock, and (2) classified as equity in financial position statement. Other features, such as puts features were also found to be exempt based on the provision of ASC Topic 815 (formerly the paragraph 61(d) of SFAS 133), when they are clearly and closely associated with the risk of the debt-type host instrument, except (1) debt involving a substantial discount, and (2) put which is only contingently exercisable. The put feature that was embedded in the Company’s hybrid debt instrument satisfied the exemption conditions as (1) it is clearly and closely related to the host debt instrument, and (2) the debt does not involve a substantial discount, as the debt discount that the Company calculated was only 2% which is not considered a substantial discount.

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

As more fully discussed in Note 3, on January 1, 2009, the Company adopted and applied the amendments to ASC 815 Derivatives and Hedging Activities (effective on January 1, 2009), and changed its accounting to conform to the amended rules in ASC 815-40 (formerly was EITF 07-5) relating to the classification of derivative financial instruments. As a result of adopting the amended provisions of ASC 815-40, the Company was required to bifurcate the embedded conversion feature from the Convertible Debt and classify the liabilities of the financial instrument at fair value. Accounting for the cumulative effect change in this accounting principle required the Company to record an adjustment to its beginning retained earnings during the year ended December 31, 2009 which is the difference between the amounts that it recognized related to the Convertible Notes Payable before the initial application of the amended principle and the amounts that would have been recognized if the amended guidance had been applied from the issuance date of the Convertible Notes Payable, which was February 15, 2008. The following table illustrates the differences that comprise the cumulative effect:

	Convertible notes payable
	Original Allocation	Amended Allocation
Value allocated to debt	$34,201,374	$28,379,704
Warrants	798,626	798,626
Compound Embedded Derivative	-	5,821,670
Face value of Convertible Notes payable	$35,000,000	$35,000,000
Unamortized discount	660,193	3,891,148
Unamortized value as of December 31, 2008	$34,339,807	-
Fair value as of January 1, 2009	-	$31,108,852

As indicated above, on the date of inception, allocation of basis in the financing arrangement to the warrants has resulted in an original issue discount to the face value of the Convertible Notes in the amount of $798,626, which amount is subject to amortization over the Convertible Notes’ term using the effective interest method. As of December 31, 2008, the amortization expense recorded by the Company was $138,433, and unamortized discount was $660,193. On January 1, 2009, the Company adopted and applied the amendments to ASC 815 Derivatives and Hedging Activities (effective on January 1, 2009), accounting for the cumulative effect change in this accounting principle resulting in $6,620,296, including $798,626 discount resulted from Warrants and $5,821,670 from the embedded conversion feature of the original unamortized discount and the subsequent amortization using the effective interest method. On January 1, 2009, unamortized discount was $3,891,148.

As indicated above, on March 17, 2009, as a result of the Company’s WAP Default, the Convertible Note holders elected to exercise their rights to require the Company to redeem the Convertible Notes including the make-whole redemption amount. The remaining amount of $3,891,148 unamortized discount was recorded to full face value of the Convertible Notes. On April 8, 2009, the Company and YA Global reached a settlement agreement, and the Company paid a redemption amount of $5,000,000 of the principal and $41,667 of interest to YA Global. On September 22, 2009, LBCCA Liquidator revoked the redemption notices that were sent on April 24, 2009, and continued to hold the Company’s Convertible Notes, of which the face value was $30,000,000. The Company accepted such revocation on September 23, 2009.

On each of September 30, 2010 and December 31, 2009, the carrying value of the Company’s Convertible Notes payable was $30,000,000.

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

The following table summarizes the compound derivative liabilities as of September 30, 2010 (unaudited) and December 31, 2009:

Financial Instrument	September 30, 2010	December 31, 2009
	As Restated– note 2	As Restated– note 2
Compound derivative liability	$31,320,776	$45,443,506
Common shares to which the derivative liability is linked	4,235,972	4,235,972

Changes in the fair value of compound derivative liabilities are recorded in gain (loss) on change in fair value of derivative column in the income statement. The following tables summarize the components of gain (loss) on change in fair value of derivative arising from fair value adjustments and other changes to compound derivative liabilities during the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
	As Restated– note 2	As Restated– note 2
Balances at January 1	$45,443,506	$—
Cumulative effect change in accounting principle	—	2,367,202
Subtotal	45,443,506	2,367,202
Redemptions and settlements:
Redemption		(2,367,202)
Increase (increase) in fair value adjustments	(14,122,730)	14,923,329
Balances at September 30	$31,320,776	$14,923,329

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

The Company’s embedded conversion option derivative represents the conversion option, term-extending option, certain redemption and put features in the Company’s Convertible Notes payable. See Note 13 for additional information about the Company’s Convertible Notes payable. The features embedded in the Senior Convertible Notes were combined into one compound embedded derivative that the Company fair valued using the Monte Carlo valuation technique. Monte Carlo was believed by the Company’s management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, Monte Carlo also embodies assumptions that provide for credit risk, interest risk and redemption behaviors (i.e. assumptions relating to market participants exchanging debt-type instruments would also be considered). Monte Carlo simulates multiple outcomes over the period to maturity using multiple assumption inputs also over the period to maturity. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of September 30, 2010 and 2009, December 31, 2009 and January 1, 2009 (effective date of accounting principle change):

	Range
September 30, 2010 Assumptions:	Low	High	Equivalent
Volatility	58.71%	78.45%	71.75%
Market adjusted interest rates	2.71%	21.55%	9.02%
Credit risk adjusted rates	15.88%	17.23%	15.94%
Implied expected life (years)	—	—	1.79

		Range
September 30, 2009 Assumptions:	Low	High	Equivalent
Volatility	67.63%	81.90%	73.85%
Market adjusted interest rates	5.34%	8.14%	6.83%
Credit risk adjusted rates	14.31%	15.76%	14.98%
Implied expected life (years)	—	—	3.03

		Range
December 31, 2009 Assumptions:	Low	High	Equivalent
Volatility	68.86%	81.94%	76.71%
Market adjusted interest rates	6.40%	7.87%	7.05%
Credit risk adjusted rates	13.39%	14.20%	13.63%
Implied expected life (years)	—	—	1.96

		Range
January 1, 2009 Assumptions:	Low	High	Equivalent
Volatility	63.09%	91.15%	74.02%
Market adjusted interest rates	4.14%	17.01%	7.15%
Credit risk adjusted rates	21.58%	24.97%	23.20%
Implied expected life (years)	—	—	4.27

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

15. Accrued expenses and other payables

The Company’s accrued expenses and other payables at September 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
	As Restated– note 2	As Restated– note 2
Accrued expenses	$3,341,798	$4,160,433
Accrued interest (1)	6,300,419	5,751,270
Other payables	1,736,300	1,706,946
Warranty reserves (2)	7,110,260	9,092,464
Dividend payable to non-controlling interest shareholders of Joint-ventures	2,246,499	1,761,339
Balance at the end of the period	$20,735,276	$22,472,452

(1) On September 30, 2010 (unaudited) and December 31, 2009, the Company’s balance of accrued expenses was $6,300,419 and $5,751,270, respectively, and the Company’s accrued provision on make-whole redemption interest pursuant to the terms of the Convertible Notes was approximately $6,100,000 and $4,800,000, respectively.

(2) The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the nine months ended September 30, 2010 (unaudited) and the year ended December 31, 2009, the warranties activities were as follows:

	September 30, 2010	December 31, 2009
Balance at the beginning of period	$9,092,462	$6,335,613
Additions during the period	7,254,858	10,192,749
Settlement within period, by cash or actual material	(5,459,215)	(7,442,982)
Foreign currency translation gain (loss)	212,085	7,084
Balance at end of period (1)	$11,100,190	$9,092,464

(1) As of September 30, 2010 and December 31, 2009, there are approximately $11,100,190 and $9,092,464 of warranty reserves, respectively, of which $7,110,260 and $9,092,464 are included in accrued expenses and other payables in the accompanying consolidated balance sheets. The remaining $3,989,930 and $0 of warranty reserves are included in the other long-term liabilities.

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

The activities in the Company’s pension account during the nine months ended September 30, 2010 (unaudited) and the year ended December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Balance at beginning of the period	$3,778,187	$3,806,519
Amounts provided during the period	3,609,234	3,738,373
Settlement during the period	(3,471,951)	(3,770,220)
Foreign currency translation loss	72,286	3,515
Balance at end of period	$3,987,756	$3,778,187

17. Taxes payable

The Company’s taxes payable at September 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
	As Restated– note 2	As Restated– note 2
Value-added tax payable	$6,947,053	$9,290,149
Income tax payable	3,632,276	1,851,103
Other tax payable	226,262	340,925
Balance at end of the period	$10,805,591	$11,482,177

18. Amounts due to shareholders/ directors

The activities in the amounts due to shareholders/directors at September 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Balance at the beginning of period	$-	$337,370
Increase (decrease) during the period	97,406	(337,915)
Foreign currency translation loss	5,809	545
Balance at end of period	$103,215	$-

The amounts due to shareholders/directors were unsecured, interest-free and repayable on demand.

19. Other long-term liabilities

The Company’s other long-term liabilities at September 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Advances payable*	$387,608	$233,941
Warranty reserves	3,989,930	-
Balance at end of the period	$4,377,538	$233,941

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

20. Share Capital and Additional paid-in capital

The activities in the Company’s share capital and additional paid-in capital account during the nine months ended September 30, 2010 (unaudited) and the year ended December 31, 2009 are summarized as follows:

	Share Capital
	Shares	Par Value	Additional paid-in capital
Balance at January 1, 2009	26,983,244	$2,698	$26,648,154
Shares issued for stock options exercised	63,000	6	420,234
Share-based compensation (1)	-	-	446,676
Balance at December 31, 2009	27,046,244	$2,704	$27,515,064
Shares issued for stock options exercised	69,582	7	278,893
Share-based compensation (1)	-	-	422,714
Balance at September 30, 2010 (unaudited)	27,115,826	$2,711	$28,216,671

(1) The stock options granted during 2009 and 2010 were exercisable immediately, the fair value on the grant date using the Black-Scholes option pricing model were $196,650 and $345,375, of which $196,650 and $172,688 have been recorded as compensation costs in 2009 and 2010. The remaining of $172,687 will be recognized in the remaining months of 2010.

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

21. Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity at September 30, 2010 (unaudited) and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
	As Restated– note 2	As Restated– note 2
Balance at beginning of the period	$27,138,357	$23,270,820
Add: Additions during the period –
Income attributable to non-controlling interests	8,227,985	7,789,746
Less: Decreases during the period
Dividends declared to the non-controlling interest holders of Joint-venture companies	(3,288,909)	(3,944,619)
Foreign currency translation loss	551,867	22,410
Balance at end of period	$32,629,300	$27,138,357

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

The Company recorded $443,264 and $789,756 statutory surplus reserve for the nine months ended September 30, 2010 (unaudited) and the year ended December 31, 2009, respectively.

Unappropriated

Following is the change in unappropriated retained earnings as of September 30, 2010 (unaudited) and December 31, 2009:

	September 30, 2010	December 31, 2009
	As Restated– note 2	As Restated– note 2
Balance at beginning of the year	$7,685,002	$34,060,876
Accumulated effect of adoption of ASC 815-40 (1)	—	863,753
Net income ( loss)	39,436,540	(26,440,871)
Distribution of retained earnings	(443,264)	(798,756)
Balance at end of period	$46,678,278	$7,685,002

(1) As discussed in Note 3, effective on January 1, 2009, the Company adopted and applied the amendments to ASC 815 Derivatives and Hedging Activities, the accumulated effect of adoption of ASC 815-40 was $863,753.

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

24. Financial (income) expenses

During the three months and nine months ended September 30, 2010 and 2009 (unaudited), the Company recorded financial expenses which are summarized as follows:

	Three Months Ended September 30,
	2010	2009
	As Restated– note 2	As Restated– note 2
Interest expenses, net	$875,244	$941,964
Foreign exchange (gain) loss, net	(157,538)	(20,539)
(Income) loss of note discount, net	(52,185)	18,025
Amortization for discount of Convertible Note payable	—	—
Bank charges	42,006	25,664
Total	$707,527	$965,114

During the nine months ended September 30, 2010 and 2009 (unaudited), the Company recorded financial expenses which are summarized as follows:

	Nine Months Ended September 30,
	2010	2009
	As Restated– note 2	As Restated– note 2
Interest expenses, net (1)	$2,109,210	$3,528,155
Foreign exchange (gain) loss, net	(90,146)	(263,455)
(Income) loss of note discount, net	(65,261)	112,680
Amortization for discount of Convertible Note payable (2)	—	3,891,148
Bank charges	102,628	67,230
Total	$2,056,431	$7,335,758
(1) Decreased interest expenses as a result of the Company’s WAP Default on March 17, 2009, and the Convertible Notes holders required Make Whole redemption by the Company. Thus, the Company recorded about $1,200,000 of default interest for the nine month period ended September 30, 2009.
(2) On March 17, 2009, due to the Company’s WAP Default, the Convertible Notes holders required Make Whole redemption by the Company and the remaining amount of $3,891,148 unamortized discount was fully amortized (see note 13).

25. Gain on change in fair value of derivative

During the three months ended September 30, 2010 and 2009 (unaudited), the Company recorded gain (loss) on change in fair value of derivatives, which is summarized as follows:

	Three Months Ended September 30,
	2010	2009
	As Restated– note 2	As Restated– note 2
Gain (loss) on change in fair value of derivatives	8,687,977	(14,923,329)
Total	$8,687,977	$(14,923,329)

During the nine months ended September 30, 2010 and 2009 (unaudited), the Company recorded gain (loss) on change in fair value of derivatives, which is summarized as follows:

	Nine Months Ended September 30,
	2010	2009
	As Restated– note 2	As Restated– note 2
Gain (loss) on change in fair value of liabilities in connection with warrants	$-	$1,977
Gain (loss) on change in fair value of derivatives	14,122,730	(12,556,127)
Total	$14,122,730	$(12,554,150)

During the nine months ended September 30, 2010, the Company’s common stock market price dropped to $15.28 from $18.71 thus, decreased the intrinsic value of the embedded conversion feature in financial instruments, decreased the fair value of compound derivative liabilities, and increased the gain on change in fair value of derivatives.

During the nine months ended September 30, 2009, the Company’s common stock market price rose to $9.29 from $3.51 thus, increased the intrinsic value of the embedded conversion feature in financial instruments, increased the fair value of compound derivative liabilities, and increased the loss on change in fair value of derivatives.

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

27. Income per share

Basic income per share attributable to parent company common shareholders is calculated by dividing net income by the weighted average number of common shares outstanding during the period using the two-class method.. Diluted income per share is calculated based on the treasury stock method, assuming the issuance of common shares, if dilutive, resulting from the exercise of warrants. The dilution of convertible securities is reflected in diluted earnings per share by application of the “if converted” method.

The calculations of income per share attributable to parent company common shareholders were:

	Three Months Ended September 30,
	2010	2009
	As Restated	As Restated
	(unaudited)	(unaudited)
Numerator:
Net income attributable to parent company	$15,935,386	$(10,060,605)
Allocation to convertible notes holders	(2,153,261)	-
Net income (loss) attributable to the parent Company’s common shareholders – Basic	13,782,125	(10,060,605)
Dilutive effect of:
Add back allocation to convertible notes holders	2,153,261	-
Interest expenses of Convertible Notes payable	843,333	-
Gain on change in fair value of derivative	(8,687,978)	-
Net income (loss) attributable to the parent Company’s common shareholders - Diluted	8,090,741	(10,060,605)
Denominator:
Weighted average shares outstanding - basic and diluted	27,112,689	26,983,717
Shares issuable under stock options	214,000
Shares issuable pursuant to convertible senior notes	4,235,972	-
	31,562,661	26,983,717
Net income per common share attributable to Parent company common shareholders –
Basic	$0.51	$(0.37)
Diluted	$0.26	$(0.37)

	Nine Months Ended September 30,
	2010	2009
	As Restated	As Restated
	(unaudited)	(unaudited)
Numerator:
Net income attributable to parent company	$39,436,540	$(2,270,918)
Allocation to convertible notes holders	(5,334,715)	-
Net income (loss) attributable to the parent Company’s common shareholders – Basic	34,101,825	-
Dilutive effect of:
Add back allocation to convertible notes holders	5,334,715	-
Interest expenses of Convertible Notes payable	2,205,397	-
Gain on change in fair value of derivative	(14,122,731)	-
Net income (loss) attributable to the parent Company’s common shareholders - Diluted	27,519,206	(2,270,918)
Denominator:
Weighted average shares outstanding	27,078,180	26,983,402
Shares issuable under stock options	245,967	—
Shares issuable pursuant to convertible senior notes	4,235,972	—
	31,560,119	26,983,402
Net income per common share attributable to Parent company common shareholders –
Basic	$1.26	$(0.08)
Diluted	$0.87	$(0.08)

The following table summarizes potential common shares outstanding excluded from the calculation of diluted earnings (loss) per share for the three months ended September 30, 2010 and 2009 (unaudited), because such inclusion would have had an anti-dilutive effect.

	Three Months Ended September 30,
	2010	2009

Shares issuable under stock options	-	403,850
Shares issuable pursuant to convertible senior notes	-	4,235,972
	-	4,639,822

The following table summarizes potential common shares outstanding excluded from the calculation of diluted earnings (loss) per share for the nine months ended September 30, 2010 and 2009 (unaudited), because such inclusion would have had an anti-dilutive effect.

	Nine Months Ended September 30,
	2010	2009

Shares issuable under stock options	-	403,850
Shares issuable pursuant to convertible senior notes	-	4,235,972
	-	4,639,822

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

 The following table summarizes the Company’s major contractual payment obligations and commitments as of September 30, 2010 (unaudited):

	Payment Obligations by Period
	2010 (a)	2011	2012	2013	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$-	$-	$-	$220,000
Interest and make-whole on Convertible Notes	850,419	6,512,500	-	-	-	7,362,919
Obligations for purchasing agreements	11,730,965	5,374,543	$88,354	$-	-	17,193,862
Total	$12,691,384	$11,997,043	$88,354	$-	$-	$24,776,781

(a) Remaining 3 months in 2010

31. Off-balance sheet arrangements

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

The Company’s product sectors information is as follows:

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other *	Total

For the Three Months Ended September 30, 2010 (unaudited) - restated:
Revenue
Net product sales – external	$32,438,683	$19,627,536	$8,243,405	$5,209,763	$8,709,931	$1,873,526	$-	$76,102,844
Net product sales – internal	3,867,397	644,897	874,497	298,653	-	10,535,962	(16,221,406)	-
Gain on other sales	(33,676)	(144,213)	52,562	17,233	$47,662	$(92,753)	$704	$(152,481)
Total revenue	$36,272,404	$20,128,220	$9,170,464	$5,525,649	$8,757,593	$12,316,735	$(16,220,702)	$75,950,363
Net income	$5,551,699	$1,322,547	$1,383,920	$1,044,941	679,989	424,793	7,877,777	18,285,666
Net income attributable to non-controlling interests	1,110,602	251,337	415,226	512,082	154,167	123,291	(216,425)	2,350,280
Net income attributable to Parent company	$4,441,097	$1,071,210	$968,694	$532,859	$525,822	$301,502	$8,094,202	$15,935,386

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other *	Total

For the Three Months Ended September 30, 2009 (unaudited) - restated:
Revenue
Net product sales – external	$29,368,493	$14,640,383	$8,190,846	$6,162,061	$6,233,803	$58,783	$—	$64,654,369
Net product sales – internal	7,036,610	527,244	531,012	67,390	—	4,332,430	(12,494,686)	—
Gain on other sales	87,138	124,277	68,037	10,728	$15,803	$(22,440)	$691	$284,234
Total revenue	$36,492,241	$15,291,904	$8,789,895	$6,240,179	$6,249,606	$4,368,773	$(12,493,995)	$64,938,603
Net income	$6,943,133	$1,395,959	$701,259	$926,179	32,785	529,139	(18,552,297)	$(8,023,843)
Net income attributable to non-controlling interests	1,388,627	265,232	210,378	453,828	7,432	(25,984)	(262,751)	2,036,762
Net income attributable to Parent company	$5,554,506	$1,130,727	$490,881	$472,351	$25,353	$555,123	$(18,289,546)	(10,060,605)

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other *	Total

For the Nine Months Ended September 30, 2010 (unaudited) - restated:
Revenue
Net product sales – external	$112,860,428	$64,452,631	$23,733,187	$16,368,355	$22,628,769	$5,373,301	$-	$245,416,671
Net product sales – internal	25,834,595	1,951,660	4,643,477	1,870,369	-	23,418,794	(57,718,895)	-
Gain on other sales	845,015	132,988	91,789	50,184	$133,827	$(270,358)	$(2,317)	$981,128
Total revenue	$139,540,038	$66,537,279	$28,468,453	$18,288,908	$22,762,596	$28,521,737	$(57,721,212)	$246,397,799
Net income	$21,766,839	$4,628,930	$3,169,070	$3,261,626	1,014,753	1,803,417	12,019,890	47,664,525
Net income attributable to non-controlling interests	4,353,628	879,552	950,771	1,598,258	230,058	146,951	68,767	8,227,985
Net income attributable to Parent company	$17,413,211	$3,749,378	$2,218,299	$1,663,368	$784,695	$1,656,466	$11,951,123	$39,436,540

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other *		Total

For the Nine Months Ended September 30, 2009 (unaudited):
Revenue
Net product sales – external	$77,090,690	$39,038,184	$20,351,125	$17,575,828	$17,390,572	$389,695		$-	$171,836,094
Net product sales – internal	23,837,439	1,586,792	3,036,244	379,303	-	4,356,464		(33,196,242)	-
Gain on other sales	201,908	148,056	137,588	11,732	$48,213	$(21,317)		$(2,320)	$523,860
Total revenue	$101,130,037	$40,773,032	$23,524,957	$17,966,863	$17,438,785	$4,724,842	$	(33,198,562)	$172,359,954
Net income	$18,922,252	$3,330,588	$2,371,728	$2,614,019	(5,378)	(241,723)		(23,188,294)	3,803,192
Net income attributable to non-controlling interests	3,784,450	632,812	711,518	1,280,869	(1,219)	(63,297)		(271,023)	6,074,110
Net income attributable to Parent company	$15,137,802	$2,697,776	$1,660,210	$1,333,150	$(4,159)	$(178,426)		$(22,917,271)	$(2,270,918)

* Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

33. Subsequent Event

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2010 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expects,” “intends,” “estimates,” “continues,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2010 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion on risk factors in Item 1A of Part II of this quarterly report on Form 10-Q/A.

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
• Tax law changes • Variances in future projected profitability, including by taxing entity

Convertible notes payable, discount of convertible note payable, warrant liabilities, compound derivative liabilities	Warrant liabilities and compound derivative liabilities	The Company is required to estimate the fair value of warrant liabilities and compound derivative liabilities at conception and completion of each reporting period	The Company uses Black-Scholes option pricing model to determine fair value of warrant; uses f Monte Carlo Valuation Model to determine fair value of compound derivative liabilities	• Volatility • Risk-free rate • Market interest risk •Credit risk • Redemption behavior before maturity

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

•
Net income attributable to Parent company of $15,935,386, or gain of $0.51 and $0.26 per share on a basic and diluted basis for the three months ended September 30, 2010, increased by $25,995,991, or $0.88 and 0.63 per share, compared to net loss of $10,060,605, or loss of $0.37 per share both on a basic and diluted basis, respectively, for the same period in 2009. Net income attributable to Parent company of $39,436,540, or gain of $1.26 and $0.87 per share on a basic and diluted basis for the nine months ended September 30, 2010, increased by $41,707,458, or $1.34 and 0.95 per share, compared to net loss of $2,270,918, or $0.08 per share on both a basic and diluted basis, respectively, for the same period in 2009.

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

The effects of the restatement on selected income statement line items for the three-month period ended September 30, 2010 and 2009 (unaudited) are as follows:

	Increase/(Decrease) in income statement line items
	2010	2009
Financial income (expenses)	$(436,105)	$(563,993)
Gain on change in fair value of derivative	8,178,272	(18,053,123)
Income before income taxes	7,742,167	(18,617,116)
Net income attributable to parent company	$7,742,167	$(18,617,116)

The effects of the restatement on selected income statement line items for the nine-month period ended September 30, 2010 and 2009 (unaudited) are as follows:

	Increase/(Decrease) in income statement line items
	2010	2009
Financial income (expenses)	$(1,003,649)	$(6,016,929)
Gain on change in fair value of derivative	13,369,733	(13,145,661)
Income before income taxes	12,366,084	(19,162,590)
Net income attributable to parent company	$12,366,084	$(19,162,590)

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (unaudited):

	Net Sales				Cost of sales
	2010	2009	Change		2010	2009	Change
Henglong*	$36,306,679	$36,405,102	$(98,423)	-0.3%	$27,981,448	$26,027,481	$1,953,967	7.5%
Jiulong**	20,272,433	15,167,625	5,104,808	33.7%	17,339,396	12,374,475	4,964,921	40.1%
Shenyang	9,117,903	8,721,858	396,045	4.5%	7,091,850	7,372,924	(281,074)	-3.8%
Zhejiang	5,508,417	6,229,451	(721,034)	-11.6%	3,823,739	4,740,061	(916,322)	-19.3%
Wuhu	8,709,930	6,233,804	2,476,126	39.7%	7,706,526	5,903,930	1,802,596	30.5%
Other Sectors	12,408,888	4,391,213	8,017,675	182.6%	10,784,539	3,143,166	7,641,373	243.1%
Other ***	(16,221,406)	(12,494,684)	(3,726,722)	29.8%	(16,798,214)	(10,393,411)	(6,404,803)	61.6%
Total	$76,102,844	$64,654,369	$11,448,475	17.7%	$57,929,284	$49,168,626	$8,760,658	17.8%

* Excluding $4,609,000 of income and $3,959,400 of cost for Column sales, which has been transferred to Jielong in 2010.
** Including $1,765,018 of income and $1,436,327 of cost for Chrysler sales in 2010.
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

Cost of sales for Zhejiang was $3,823,739 for the three months ended September 30, 2010, compared with $4,740,061 for the three months ended September 30, 2009, representing a decrease of $916,322, or 19.3%. The cost of sales decrease was mainly due to decreased sales volumes with a cost of sales decrease of $197,630, decreased unit price with a cost of sales decrease of $809,163, and the effect of foreign currency translation with a cost increase of $90,471.

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

Gross margin was 23.9% for the three months ended September 30, 2010, a 0.1 percentage point decrease from 24.0% for the same period of 2009, primarily due to sales price reductions in excess of declines in unit cost. For the three months ended September 30, 2010, the Company classified product warranty expenses as selling cost, which were classified as selling expenses in previous periods. As a result, the Company reclassified product warranty expenses for the same period of 2009 as selling cost to achieve consistency with the presentation of the current period. Effects of the reclassification are set forth in the table below.

	Three Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Before reclassification:
Net sales	$76,102,844	$64,654,369
Cost of goods sold before reclassification	56,791,941	47,015,047
Gross profit before reclassification	$19,310,903	$17,639,322
Gross margin before reclassification	25.4%	27.3%
After reclassification:
Net sales	$76,102,844	$64,654,369
Cost of goods sold add Warranty expenses	57,929,284	49,168,626
Gross profit after reclassification	$18,173,560	$15,485,743
Gross margin after reclassification	23.9%	24.0%
Selling expenses before reclassification	$3,232,664	$4,334,443
Minus: Warranty expenses	1,137,343	2,153,579
Selling expenses after reclassification	$2,095,321	$2,180,864

GAIN ON OTHER SALES

Gain on other sales consists of net amount retained from sales of materials and other assets. For the three months ended September 30, 2010, loss on other sales was $152,481, compared with $284,234 for the same period of 2009, a decrease of $436,715, or 153.6%, mainly due to increased sales of materials.

SELLING EXPENSES

Selling expenses were $2,095,321 for the three months ended September 30, 2010, compared with $2,180,864 for the same period of 2009, a decrease of $85,543, or 3.9%. The decrease was mainly due to supply expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,286,784 for the three months ended September 30, 2010, compared with $2,739,886 for the same period of 2009, a decrease of $453,102, or 16.5%. The decrease was mainly due to option expense.

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

INCOME FROM OPERATIONS

Income from operations was $12,171,373 for the three months ended September 30, 2010, compared with $9,654,436 for the three months ended September 30, 2009, an increase of $2,516,937, or 26.1%, as a result of an increase of $2,687,817, or 17.4%, in gross profit, a decrease of $436,715, or 153.6%, in gain on other sales, and a decrease of $265,835, or 4.3%, in operating expenses.

FINANCIAL EXPENSES

Financial expenses were $707,527 for the three months ended September 30, 2010, compared with $965,114 for the three months ended September 30, 2009, a decrease of $257,587, or 26.7%, primarily due to an increase in foreign currency translation gains.

GAIN (LOSS) ON CHANGE IN FAIR VALUE OF DERIVATIVE

Gain on change in fair value of derivative was $8,687,977 for the three months ended September 30, 2010, compared with loss of $14,923,329 for the same period of 2009, an increase of $23,611,306.

For the three months ended September 30, 2010, increase in gain on change in fair value of derivatives was mainly due to a decrease in the intrinsic value of the embedded conversion feature in the financial instruments, as the Company’s common stock market price dropped to $15.28 (September 30, 2010) from $17.60 (June 30, 2010), and the Company was required to bifurcate the embedded conversion feature in the Convertible Notes payable upon adopting ASC 815-40 on January 1, 2009.

For the three months ended September, 2009, increase in loss on change in fair value of derivatives was mainly due to an increase in the intrinsic value of the embedded conversion feature in the financial instruments, as the Company’s common stock market price rose to $9.29 (September 30, 2009) from $5.50 (June 30, 2009) and the Company was required to bifurcate the embedded conversion feature in the Convertible Notes payable upon adopting ASC 815-40 on January 1, 2009.

INCOME BEFORE INCOME TAXES

Income before income taxes was $20,151,823 for the three months ended September 30, 2010, compared with loss of $6,234,007 for the three months ended September 30, 2009, an increase of $26,385,830, or 423.3%, including an increase in income from operations of $2,516,936, a decrease in financial expenses of $257,587, and an increase in gain on change in fair value of derivative of $23,611,306.

INCOME TAXES

Income tax expense was $1,866,157 for the three months ended September 30, 2010, compared with $1,789,836 of income tax expense for the three months ended September 30, 2009, an increase of $76,321, mainly because of: (1) an increase in income before income tax in the PRC market that was not offset by losses before income tax in the U.S. market and the Company made a provision for deferred income tax assets in the U.S. (see Note 10), and (2) while there was a loss before income tax in the U.S. mainly due to a change in the fair value of convertible notes, the Company cannot recognize such loss as a deferred income tax asset or a tax benefit as if it was a permanent change.

NET INCOME/LOSS

Net income was $18,285,666 for the three months ended September 30, 2010, compared with loss of $8,023,843 for the three months ended September 30, 2009, an increase of $26,309,509, or 327.9%, including an increase in income before income taxes of $26,385,830, or 423.3%, and an increase in income taxes expenses of $76,321, or 4.3%.

NET INCOME /LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST

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

NET INCOME ATTRIBUTABLE TO PARENT COMPANY

Net income attributable to parent company was $15,935,386 for the three months ended September 30, 2010, compared with a net loss attributable to parent company of $10,060,605 for the three months ended September 30, 2009, an increase of $25,995,991, or 258.4%, mainly due to an increase in the income from operations and an increase in gain on change in fair value of derivatives.

RESULTS OF OPERATIONS——NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (unaudited):

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

Cost of sales for Other Sectors was $24,150,705 for the nine months ended September 30, 2010, compared with $3,605,837 for the nine months ended September 30, 2009, representing an increase of $20,544,868, or 569.8%. The cost of sales increase was mainly due to increases of sales.

 Gross margin was 24.7% for the nine months ended September 30, 2010, a 0.1 percentage point decrease from 24.8% for the same period of 2009, primarily due to sales price reductions in excess of declines in unit cost. For the nine months ended September 30, 2010, the Company classified product warranty expenses as selling cost, which were classified as selling expenses in previous periods. As a result, the Company reclassified product warranty expenses for the same period of 2009 as selling cost to achieve consistency with the presentation of the current period. Effects of the reclassification are set forth in the table below.

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Before reclassification:
Net sales	$245,416,671	$171,836,094
Cost of goods sold before reclassification	177,994,558	123,497,209
Gross profit before reclassification	$67,422,113	$48,338,885
Gross margin before reclassification	27.5%	28.1%
After reclassification:
Net sales	$245,416,671	$171,836,094
Cost of goods sold after reclassification	184,897,834	129,141,078
Gross profit after reclassification	$60,518,837	$42,695,016
Gross margin after reclassification	24.7%	24.8%

Selling expenses before reclassification	$13,769,525	$10,509,910
Minus: Warranty expenses	6,903,276	5,643,869
Selling expenses after reclassification	$6,866,249	$4,866,041

GAIN ON OTHER SALES

Gain on other sales consists of net amount retained from sales of materials and other assets. For the nine months ended September 30, 2010, gain on other sales was $981,128, compared with $523,860 for the same period of 2009, an increase of $457,268, or 87.3%, mainly due to increased sales of materials.

 SELLING EXPENSES

Selling expenses were $6,866,249 for the nine months ended September 30, 2010, compared with $4,866,041 for the same period of 2009, an increase of $2,000,208, or 41.1%. The increases was primarily due to salaries and wages expenses, and transportation expenses.

The salaries of salesmen were indexed with their selling performance. During the nine months ended September 30, 2010, sales revenue increased 42.8% compared with the same period of 2009, correspondingly increasing the salaries of salespersons.

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

FINANCIAL EXPENSES

Financial expenses were $2,056,431 for the nine months ended September 30, 2010, compared with $7,335,758 for the nine months ended September 30, 2009, a decrease of $5,279,327, or 72.0%, primarily as a result of a decrease in interest expenses of the Convertible Notes and amortization for discount of convertible notes. And in March 2009, due to the Company’s WAP Default, and the Convertible Note holders required Make Whole redemption by the Company, the Company amortized $3,900,000 of the remaining discount of Convertible Notes and accrued $1,200,000 of penalty interest (see note 14).

GAIN (LOSS) ON CHANGE IN FAIR VALUE OF DERIVATIVE

Gain on change in fair value of derivative was $14,122,730 for the nine months ended September 30, 2010, compared with a loss of $12,554,150 for the same period of 2009 (including $ 1,977 in gain on change in the fair value of warrants), an increase of $26,676,880, or 212.5%.

For the nine months ended September 30, 2010, increase in gain on change in fair value of derivatives was mainly due to a decrease in the intrinsic value of the embedded conversion feature in its financial instruments, as the Company’s common stock market price dropped to $15.28 (September 30, 2010) from $18.71 (December 31, 2009) and the Company was required to bifurcate the embedded conversion feature in the Convertible Notes payable upon adopting ASC 815-40 on January 1, 2009.

For the nine months ended September 30, 2009, increase in loss on change in fair value of derivatives was mainly due to an increase in the intrinsic value of the embedded conversion feature in its financial instruments, as the Company’s common stock market price rose to $9.29 (September 30, 2009) from $3.51 (January 2, 2009) and the Company was required to bifurcate the embedded conversion feature in the Convertible Notes payable upon adopting ASC 815-40 on January 1, 2009.

INCOME BEFORE INCOME TAXES

Income before income taxes was $54,107,496 for the nine months ended September 30, 2010, compared with $8,517,316 for the nine months ended September 30, 2009, an increase of $45,590,180, or 535.3%, including an increase in income from operations of $13,367,594, an increase in other income of $266,379, a decrease in financial expenses of $5,279,327, and an increase in gain on change in fair value of derivative of $26,676,880.

INCOME TAXES

Income tax expense was $6,442,971 for the nine months ended September 30, 2010, compared with $4,714,124 of income tax expense for the nine months ended September 30, 2009, an increase of $1,728,847, mainly because of: (1) an increase in income before income tax in the PRC market that was not offset by losses before income tax in the U.S. market and the Company made a provision for deferred income tax assets in the U.S. (see Note 10), and (2) while there was a loss before income tax in the U.S. mainly due to a change in the fair value of convertible notes, the Company cannot recognize such loss as a deferred income tax asset or a tax benefit as if it was a permanent change.

NET INCOME

Net income was $47,664,525 for the nine months ended September 30, 2010, compared with $3,803,192 for the nine months ended September 30, 2009, an increase of $43,861,333, or 1153.3%, including an increase in income before income taxes of $45,590,180, or 535.3%, and an increase in income tax expenses of $1,728,847, or 36.7%.

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

NET INCOME ATTRIBUTABLE TO PARENT COMPANY

Net income attributable to parent company was $39,436,540 for the nine months ended September 30, 2010, compared with a net loss of $2,270,918 for the nine months ended September 30, 2009, an increase of $41,707,458, or 1836.6%, mainly due to the increase in the Company’s net income.

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

The Company had working capital of $44,666,882 as of September 30, 2010, compared with $12,486,023 as of December 31, 2009, an increase of $32,180,859, or 257.7%.

Capital source:

The Company’s capital source is multifaceted, such as obtaining bank loans and banker’s acceptance bill facilities. In financing activities and operating activities, the Company’s banks require the Company to sign line of credit agreement and repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, such one year facilities can be extended for another year.

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

  (a) Bank loans

As of September 30, 2010, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Due Date	Amount available	Amount Borrowed
Comprehensive credit facilities	Bank of China	Oct -10	$7,610,691	$2,238,438
Comprehensive credit facilities	China Construction Bank	Oct-10	8,953,754	5,713,734
Comprehensive credit facilities	Shanghai Pudong Development Bank	Oct-10	11,192,043	11,192,043
Comprehensive credit facilities	Jingzhou Commercial Bank	Oct-10	14,922,923	11,633,612
Comprehensive credit facilities	Industrial and Commercial Bank of China	Nov-10	11,938,338	3,093,522
Comprehensive credit facilities	Bank of Communications Co., Ltd	Nov-10	3,402,426	910,298
Comprehensive credit facilities	China Merchants Bank	Nov -10	362,627	362,627
Comprehensive credit facilities	China CITIC Bank	Jul -11	19,847,488	19,742,281
Comprehensive credit facilities	China Hua Xia Bank	Oct-10	7,461,462	5,969,169
Comprehensive credit facilities	China Everbright Bank	Mar-11	5,257,346	5,257,346
Total			$90,949,098	$66,113,071

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term bank loan	$8,953,754	$8,953,754	$-	$-	$-
Notes payable	57,159,317	57,159,317	-	-	-
Convertible notes payable	30,000,000	30,000,000	-	-	-
Interests, including make-whole amount on Convertible Notes*	7,362,919	7,362,919	-	-	-
Other contractual purchase commitments, including information technology	17,413,862	11,840,965	5,484,543	88,354	-
Total	$113,526,933	$107,954,036	$5,484,543	$88,354	$-

* Interests, including make-whole amount on convertible note is computed based on the contractual rate as per the convertible note agreement.

Short-term bank loans:

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of September 30, 2010 (unaudited):

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

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of September 30, 2010:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	Oct - 10	$8,812,285
Working Capital	3-6	Nov - 10	11,068,630
Working Capital	3-6	Dec - 10	9,985,420
Working Capital	3-6	Jan - 11	9,779,738
Working Capital	3-6	Feb - 11	8,897,793
Working Capital	3-6	Mar- 11	8,615,451
Total			$57,159,317

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

COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual payment obligations and commitments as of September 30, 2010:

	Payment Obligations by Period
	2010 (a)	2011	2012	2013	Thereafter	Total
Obligations for service agreements	$110,000	$110,000	$-	$-	$-	$220,000
Interest and make-whole in Convertible Notes	850,419	6,512,500	-	-	-	7,362,919
Obligations for purchasing agreements	11,730,965	5,374,543	$88,354	$-	-	17,193,862
Total	$12,691,384	$11,997,043	$88,354	$-	$-	$24,776,781

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

ITEM 3           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4           CONTROLS AND PROCEDURES

(A) Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q/A, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In connection with the restatement of our financial statement in this amended Quarterly Report on Form 10-Q/A described in the introductory Explanatory Note, management reevaluated the effectiveness of the Companys disclosure controls and procedures as of September 30, 2010. Based on that reevaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2010.

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

(B) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three-month period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Chief Executive Officer and President

Date: June 24, 2011	By:	/s/ Jie Li
Jie Li
Chief Financial Officer