Form 10-K
period 2010-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2011-06-28
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number: 000-33123

CHINA AUTOMOTIVE SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0885775
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 1 Henglong Road, Yu Qiao Development Zone Shashi District, Jing Zhou City Hubei Province, China	434000
(Address of Principal Executive Offices)	(Zip Code)

(86) 716-8329196
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, based upon the price of $17.60 that was the closing price of the common stock as reported on the NASDAQ Stock Market under the symbol “CAAS” on such date, was approximately $119,500,000.

The Company has 28,083,534 shares of Common Stock outstanding as of June 28, 2011.

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

PART I

ITEM 1.          BUSINESS.

Company History

China Automotive Systems, Inc., “China Automotive” or the “Company,” was incorporated in the State of Delaware on June 29, 1999 under the name Visions-In-Glass, Inc. On or around March 5, 2003, the Company acquired all of the issued and outstanding equity interests of Great Genesis Holdings Limited, “Genesis,” a corporation organized under the laws of the Hong Kong Special Administrative Region, China, by issuance of 20,914,250 shares of common stock to certain sellers. After the acquisition, the Company continued the operations of Genesis. On May 19, 2003, the Company changed its name from Visions-In-Glass, Inc. to China Automotive Systems, Inc. Presently, Genesis owns interests in eight Sino-joint ventures in the People’s Republic of China, “China” or the “PRC,” which manufacture power steering systems and/or related products for different segments of the automobile industry. Unless the context indicates otherwise, the Company uses the terms “the Company,” “we,” “our” and “us” to refer to Genesis and China Automotive collectively on a consolidated basis.

Business Overview

The Company is a holding company and has no significant business operations or assets other than its interest in Genesis. All operations are conducted through Genesis and Henglong USA, its wholly-owned subsidiaries (the abbreviated names of subsidiaries and joint ventures are defined in the organization chart below), as well as through seven Sino-foreign joint ventures in China, Henglong, Jiulong, Shenyang, Zhejiang, USAI, Wuhu and Jielong and a wholly-owned subsidiary in China, Hengsheng. All of these seven non-wholly owned joint ventures (Henglong, Jiulong, Shenyang, Zhejiang, USAI, Wuhu and Jielong) are under the Company’s control. The Testing Center is a wholly-owned subsidiary of Henglong, and Beijing Henglong is a joint venture formed by Hengsheng. Set forth below is an organizational chart as at December 31, 2010.

China Automotive Systems, Inc. [NASDAQ:CAAS]
	↓100%				↓100%
	Great Genesis Holdings Limited				Henglong USA Corporation
↓
↓80%	↓81%	↓70%	↓51%	↓83.34%	↓77.33%	↓85%	↓100.00%
Jingzhou Henglong Automotive Parts Co., Ltd.	Shashi Jiulong Power Steering Gears Co., Ltd.	Shenyang Jinbei Henglong Automotive Steering System Co., Ltd.	Zhejiang Henglong & Vie Pump-Manu Co., Ltd.	Universal Sensor Application, Inc.	Wuhu Henglong Automotive Steering System Co., Ltd.	Wuhan Jielong Electric Power Steering Co., Ltd	Jingzhou Hengsheng Automotive System Co., Ltd.
“Henglong”1	“Jiulong”2	“Shenyang”3	“Zhejiang”4	“USAI”5	“Wuhu”6	“Jielong”7	“Hengsheng”8
↓80.00%							↓50.00%
Jingzhou Henglong Automotive Technology (Testing) Center							Beijing Henglong Automotive System Co., Ltd.,
“Testing Center”9							“Beijing Henglong”10

1.
Henglong was established in 1997 and is mainly engaged in the production of rack and pinion power steering gear for cars and light duty vehicles. On March 31, 2008, the Company’s wholly-owned subsidiary, Genesis, and Wiselink Holdings Limited, “Wiselink,” both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, the “Henglong Agreement,” pursuant to which Wiselink transferred and assigned its 35.5% equity interest in Henglong, one of the Company’s currently consolidated subsidiaries, to Genesis for a total consideration of $32,090,000. The Company now holds an 80% equity interest in Henglong. Under the terms of the Henglong Agreement, Genesis is deemed to be the owner of Henglong commencing from January 1, 2008. The Henglong acquisition is considered to be a business combination of companies under common control and is being accounted for as a pooling of interests.

2.	Jiulong was established in 1993 and is mainly engaged in the production of integral power steering gear for heavy-duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	Zhejiang was established in 2002 to focus on power steering pumps.

5.
USAI was established in 2005 and is mainly engaged in the production and sales of sensor modules. In 2008, Genesis and Shanghai Hongxi Investment Inc., “Hongxi,” the other shareholder of USAI, agreed to increase USAI’s capital to $2,600,000 from $1,800,000. The increased capital was wholly funded by Genesis. Therefore, the capital contributed by Genesis in USAI increased to $2,166,900 from $1,366,900, accounting for 83.34% of the total capital; while the capital contributed by Hongxi remained unchanged, accounting for 16.66% of the total capital.

6.	Wuhu was established in 2006 and is mainly engaged in the production and sales of automobile steering systems.

7.	Jielong was established in 2006 and is mainly engaged in the production and sales of electric power steering gear, “EPS.”

8.
On March 7, 2007, Genesis established Hengsheng, its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. The registered capital of Hengsheng at the time of establishment was $10,000,000. On February 10, 2010, the registered capital of Hengsheng was increased to $16,000,000.

9.
In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which is mainly engaged in the research and development of new products. The registered capital of the Testing Center is RMB 30,000,000, approximately equivalent to $4,393,544.

10.
On January 24, 2010, Genesis entered into a joint venture contract with Beijing Hainachuan Auto Parts Co., Ltd., to establish Beijing Henglong as a joint venture company to design, develop and manufacture both hydraulic and electric power steering systems and parts. On September 16, 2010, both parties agreed to change the joint venture company’s investor into Hengsheng from Genesis, and left the other terms of the joint venture contract unchanged. Under PRC laws, the establishment of Beijing Henglong and the effectiveness of the equity joint venture contract have been approved by Administration For Industry and Commerce in Beijing.

The Company has business relationships with more than sixty vehicle manufacturers, including FAW Group and Dongfeng Auto Group, two of the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd., the largest light vehicle manufacturer in China; Chery Automobile Co., Ltd, the largest state owned car manufacturer in China, and BYD Auto Co., Ltd and Zhejiang Geely Automobile Co., Ltd., the largest privately owned car manufacturers in China. From 2008, the Company has supplied power steering pumps and power steering gear to the Sino-Foreign joint ventures established by General Motors (GM), Citroen and Volkswagen. In 2009, the Company began to supply power steering gear to Chrysler North America.

Intellectual Property Rights

Intellectual Property rights, “IP,” are important in helping the Company maintain its competitive position. Currently, the Company owns IP rights, including two trademarks covering automobile parts, “HL” and “JL,” and more than eighty five patents registered in China covering power steering technology. The Company is in the process of integrating new advanced technologies such as electronic chips in power steering systems into its current production line and is pursuing aggressive strategies in technology to maintain a competitive edge within the automobile industry. In 2001, the Company signed a Ten-Year Licensing Agreement with Bishop Steering Technology Limited, a leader in automotive steering gear technology innovation which offers advanced technology for steering valves within the contract period. Before expiration, the Company plans to negotiate with Bishop Steering Technology Limited to renew the agreement. The Company does not anticipate that there will be a significant adverse impact if the Company fails to renew as the Company has already developed independent R&D capabilities in steering valves. In 2003, the Company signed a Technology Transfer Agreement with Nanyang Ind. Co. Ltd., a leading steering column maker, for the technology necessary for electronic power steering (EPS) systems. In addition, the Company established with Tsinghua University a steering systems research institute designed to develop Electronic Power Steering (EPS) and Electronic Hydraulic Steering Systems (EHPS). In December 2009, the Company, through Henglong, a subsidiary of Genesis, formed Henglong Testing Center to engage in the research and development of new products, such as EPS, integral Rack and Pinion power steering and high pressure power steering, to optimize current products design and to develop new, cost-saving manufacturing processes.

Strategic Plan

The Company’s short to medium term strategic plan is to focus on both domestic and international market expansion. To achieve this goal and higher profitability, the Company focuses on brand recognition, quality control, decreasing costs, research and development and strategic acquisitions. Set forth below are the Company’s programs:

─
Brand Recognition. Under the Henglong and Jiulong brands, the Company offers four separate series of power steering sets and 310 models of power steering sets, steering columns, steering oil pumps and steering hoses.

─
Quality Control. The Henglong and Jiulong manufacturing facilities obtained the ISO/TS 16949 System Certification in January 2004, a well-recognized quality control system in the auto industry developed by TUVRheindland of Germany.

─
Decreasing Cost. By improving the Company’s production ability and enhancing equipment management, optimizing the process and products structure, perfecting the supplier system and cutting production cost, the Company’s goal is to achieve a more competitive profit margin.

─
Research and Development. By partnering with Bishop Steering Technology Limited, Nanyang Ind. Co. Ltd. and Tsinghua University for the development of advanced steering systems, the Company’s objective is to gain increased market share in China.

─
International Expansion. The Company has entered into agreements with several international vehicle manufacturers and auto parts modules suppliers and carried on preliminary negotiations regarding future development projects.

─
Acquisitions. The Company is exploring opportunities to create long-term growth through new ventures or acquisitions of other auto component manufacturers. The Company will seek acquisition targets that fulfill the following criteria:

•	companies that can be easily integrated into product manufacturing and corporate management;
•	companies that have strong joint venture partners that would become major customers; and
•	companies involved with power steering systems.

Customers

The Company’s ten largest customers represented 77.4% of the Company’s total sales for the year ended December 31, 2010. The following table sets forth information regarding the Company’s ten largest customers.

Name of Major Customers	Percentage of Total Revenue in 2010
Chery Automobile Co., Ltd	12.3%
BYD Auto Co., Ltd	11.0%
Dongfeng Auto Group Co., Ltd	8.8%
Zhejiang Geely Holding Co., Ltd	8.5%
Brilliance China Automotive Holdings Limited	8.3%
Beiqi Foton Motor Co., Ltd.	8.3%
China FAW Group Corporation	7.2%
Great Wall Motor Company Limited	5.0%
Chrysler Group LLC	4.5%
Anhui Jianghuai Automobile Group	3.5%
Total	77.4%

The Company primarily sells its products to the above-mentioned original equipment manufacturing, “OEM,” customers; it also has excellent relationships with them, including as their first-ranking supplier and developer for new product development for new models. While the Company intends to continue to focus on retaining and winning this business, it cannot ensure that it will succeed in doing so. It is difficult to keep these contracts as a result of severe price competition and customers’ diversification of their supply base. The Company’s business would be materially and adversely affected if it loses one or more of these major customers.

Sales and Marketing

The Company’s sales and marketing team has 130 sales persons, which are divided into an OEM team, a sales service team and a working group dedicated to international business. These sales and marketing teams provide a constant interface with the Company’s key customers. They are located in all major vehicle producing regions to more effectively represent the Company’s customers’ interests within the Company’s organization, to promote their programs and to coordinate their strategies with the goal of enhancing overall service and satisfaction. The Company’s ability to support its customers is further enhanced by its broad presence in terms of sales offices, manufacturing facilities, engineering technology centers and joint ventures.

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

Employees and Facilities

As of December 31, 2010, the Company employed approximately 3,908 persons, including approximately 2,348 by Henglong and Jiulong, approximately 338 by Shenyang, approximately 336 by Zhejiang, approximately 52 by USAI, approximately 166 by Wuhu, approximately 268 by Hengsheng, and 5 by Henglong USA.

As of December 31, 2010, each of Henglong and Jiulong, Shenyang, Zhejiang, Wuhu, Jielong, and Hengsheng has a manufacturing and administration area of 278,092 square meters, 35,354 square meters, 32,000 square meters, 83,700 square meters, 79,920 square meters, and 170,520 square meters, respectively.

Hubei Province, which is home to Dongfeng, one of the largest automakers in China, provides an ample supply of inexpensive but skilled labor to automotive-related industries. The annual production of the Company’s main product, power steering gear, was approximately 3,100,000 units and 2,200,000 units in 2010 and 2009 respectively. Although the production process continues to rely heavily on manual labor, the Company has invested substantially in high-level production machinery to improve capacity and production quality. Approximately $58 million was spent over the last three years to purchase professional-grade equipment and extend workshops—approximately 85% of which has been used in the production process as of December 31, 2010.

Raw Materials

The Company purchases various manufactured components and raw materials for use in its manufacturing processes. The principal components and raw materials the Company purchases include castings, finished sub-components, aluminum, steel, fabricated metal electronic parts and molded plastic parts. The most important raw material is steel. The Company enters into purchase agreements with local suppliers. The annual purchase plans are determined at the beginning of the calendar year but are subject to revision every three months as a result of customers’ orders. A purchase order is made according to monthly production plans. This protects the Company from building up inventory when the orders from customers change.

The Company’s purchases from its ten largest suppliers represented in the aggregate 26.2% of all components and raw materials it purchased for the year ended December 31, 2010, and none of them provided more than 10% of total purchases.

All components and raw materials are available from numerous sources. The Company has not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally does not carry inventories of these items in excess of what is reasonably required to meet its production and shipping schedules.

Research and Development

In 2006, the Company signed a five-year consulting and licensing agreement with Bishop Steering Technology Ltd, one of the leading design firms in power steering systems. Bishop’s technology in power steering systems is currently used by carmakers such as BMW and Mercedes Benz. Pursuant to the agreement, the Company has implemented the Bishop steering valve technology into the Henglong brand R&P power steering gear. Before expiration, the Company plans to negotiate with Bishop Steering Technology Limited to renew the agreement. The Company does not anticipate that there will be a significant adverse impact if the Company fails to renew as the Company has already developed independent R&D capabilities in steering valves.

The Company owns a Hubei Provincial-Level Technical Center, which has been approved by the Hubei Economic Commission. The center has a staff of about 290, including 24 senior engineers, 2 foreign experts and 200 engineers, primarily focused on steering system R&D, tests, production process improvement and new material and production methodology application.

In addition, the Company has partnered with Tsinghua University to establish a steering system research center, called Tsinghua Henglong Automobile Steering Research Institute, for the purposes of R&D and experimentation for Electronic Power Steering, “EPS.”

The Company believes that its engineering and technical expertise, together with its emphasis on continuing research and development, allow it to use the latest technologies, materials and processes to solve problems for its customers and to bring new, innovative products to market. The Company believes that continued research and development activities, including engineering, are critical to maintaining its pipeline of technologically advanced products. The Company has aggressively managed costs in other portions of its business in order to increase its total expenditures for research and development activities, including engineering, at approximately $7,990,000, $2,560,000, and $2,260,000 for the years ended December 31, 2010, 2009, and 2008, respectively. The significant increase in 2010 is mainly due to the large expenditure in EPS R&D, because the Company believes demands for the new EPS products will increase significantly in the future. In 2010, the sales of newly developed products accounted for about 18% of total sales.

Competition

The automotive components industry is extremely competitive. Criteria for the Company’s customers include quality, price/cost competitiveness, system and product performance, reliability and timeliness of delivery, new product and technology development capability, excellence and flexibility in operations, degree of global and local presence, effectiveness of customer service and overall management capability. The power steering system market is fragmented in China, and the Company has seven major competitors. Of these competitors, two are Sino-foreign joint ventures while the other five are state-owned. Like many competitive industries, there is pressure on downward selling prices.

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

Chinese Automobile Industry

The Company is a supplier of automotive parts and most of its operations are located in China. An increase or decrease in the output and sales of Chinese vehicles could result in an increase or decrease of the Company’s results of operations. According to the latest statistics from the China Association of Automobile Manufacturers, “CAAM,” in 2010, the output and sales volume of vehicles in China have reached 18.26 million and 18.06 million units, respectively, an increase of 32.44% and 32.37% compared to 2009, driven by government stimulus measures including favorable tax rebates on fuel-efficient vehicles as well as subsidies for rural purchases. The output and sales volume of passenger vehicles have reached 13.90 million and 13.76 million units respectively, with an increase of 33.83% and 33.17% compared to 2009. The output and sales volume of commercial vehicles have reached 4.36 million and 4.30 million units, respectively, an increase of 28.19% and 29.90% compared to 2009. Accordingly, the Company’s sales of steering gear for passenger vehicles, commercial vehicles and steering pumps in 2010 increased by 37.2%, 43.8% and 0.4%, respectively, compared with the year 2009.

Industry analysts expect market growth to slow in 2011 now that incentives have expired. In addition, some PRC cities, like Beijing, have introduced policies to limit the number of cars purchased each month to deal with gridlocked streets, which we expect to have a longer-term impact on the development of the automobile industry in China.

Despite these challenges, management believes that the continuing development of the highway system will have a significant positive long-term impact on the manufacture and sale of private automobiles in the PRC. Statistics from the Ministry of Communications show that 213,000 kilometers of highway and 8,980 kilometers of expressway were built in 2010. Total highways and expressways in the PRC now amount to 3,984,000 kilometers and 74,000 kilometers, respectively.

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

During 2010, the Company did not make any material capital expenditures relating to environmental compliance.

Financial Information and Geographic Areas

Financial information about sales and long-term assets by major geographic region can be found in Note 36, “Segment Information.” The following table summarizes the percentage of sales and total assets by major geographic regions:

	Net Sales			Long-term Assets
	Year Ended December 31			Year Ended December 31
	2010	2009	2008	2010	2009
Geographic region:
United States	5.0%	2.4%	0.3%	0.02%	0.05%
China	95.0%	97.6%	99.7%	99.98%	99.95%
Total	100%	100%	100%	100%	100%

Website Access to SEC Filings

The Company files electronically with (or furnishes to) the SEC its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) of the Securities Exchange Act of 1934. The Company makes available free of charge on its web site (www.caasauto.com) all such reports as soon as reasonably practicable after they are filed.

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

ITEM 1A.       RISK FACTORS.

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

The Senior Convertible Notes are the Company’s unsecured obligations, but are not obligations of its subsidiaries. In addition, the subsidiaries’ secured bank loans and notes payable are senior to the Senior Convertible Notes.

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

The Company’s business relies on automotive vehicle production and sales by its customers, which are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences and the price and availability of gasoline. They also can be affected by labor relations issues, regulatory requirements, and other factors. In addition, in the last two years, the price of automobiles in China has generally declined. Additionally, the volume of automotive production in China has fluctuated from year to year, which gives rise to fluctuations in the demand for the Company’s products. Therefore, any significant economic decline could result in a reduction in automotive production and sales by the Company’s customers and could have a material adverse effect on the Company’s results of operations. Moreover, if the prices of automobiles do not remain low, then demand for automobile parts could fall and result in lower revenues and profitability.

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

For the year ended December 31, 2010, approximately 12.3% of the Company’s sales were to Chery Automobile Co., Ltd, approximately 11.0% were to BYD Auto Co., Ltd, approximately 8.8% were to Dongfeng Auto Group Co., Ltd, and approximately 8.5% were to Zhejiang Geely Holding Co., Ltd, the Company’s four largest customers. In total, these four largest customers accounted for 40.6% of the total sales. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

The Company may not be able to collect receivables incurred by customers.

Although the Company currently sells its products on credit, the Company’s ability to receive payment for its products depends on the continued creditworthiness of its customers. The Company’s customer base may change if its sales increase because of the Company’s expanded capacity. If the Company is not able to collect its receivables, its revenues and profitability will be adversely affected.

The Company may be subject to product liability and warranty and recall claims, which may increase the costs of doing business and adversely affect the Company’s financial condition and liquidity.

The Company may be exposed to product liability and warranty claims if its products actually or allegedly fail to perform as expected or the use of its products results, or is alleged to result, in bodily injury and/or property damage. The Company started to pay some of its customers’ increased after-sales service expenses due to consumer rights protection policies of “recall” issued by the Chinese government in 2004, such as the recalling flawed vehicles policy. Beginning in 2004, automobile manufacturers unilaterally required their suppliers to pay a “3-R Guarantees” service charge for repair, replacement and refund in an amount of about 2%–6% of the total amount of parts supplied. Accordingly, the Company has experienced and will continue to experience higher after sales service expenses. Product liability, warranty and recall costs may have a material adverse effect on the Company’s financial condition.

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

The Company’s management controls approximately 70.95% of its outstanding common stock and may have conflicts of interest with the Company’s minority stockholders.

As of June 28, 2011, members of the Company’s management beneficially own approximately 70.95% of the outstanding shares of the Company’s common stock. As a result, these majority stockholders have control over decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders, which could result in the approval of transactions that might not maximize overall stockholders’ value. Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock. The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders. The Henglong Transaction was a transaction involving the Company and a counterparty controlled by Mr. Hanlin Chen, the Company’s Chairman and controlling stockholder. The Company regularly engages in transactions with entities controlled by one or more of its officers and directors.

Covenants contained in the Securities Purchase Agreement and the Senior Convertible Notes restrict the Company’s operating flexibility.

In connection with the Convertible Notes, the Company entered into a series of binding covenants and contractual provisions that limits the Company’s operating flexibility. For example, the Securities Purchase Agreement prohibits the Company from paying cash dividends on common stock without the approval of the holders of the Senior Convertible Notes. Also, if the Weighted Average Price (WAP) for twenty (20) consecutive trading days is less than $3.187, the Convertible Notes holders shall have the right, in their sole discretion, to require that the Company redeem all or any portion of the Convertible Notes. The portion of this Convertible Notes subject to redemption in connection with the share price change of the underlying common stock will be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Other Make Whole Amount as mentioned below in Note 13. Also, upon the consummation of a change of control as defined in the Convertible Notes agreements, the Convertible Notes holders may require the Company to redeem all or any portion of the Convertible Notes. These binding covenants and contractual provisions limit the Company’s ability to declare or pay dividends, issue other notes or debt, issue certain types of securities, engage in certain types of intercompany loans or enter into other types of fundamental transactions. These restrictions could limit the Company’s ability to operate and may harm the equity interest of shareholders.

There is a limited public float of the Company’s common stock, which can result in the Company’s stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock or derivative securities.

There is a limited public float of the Company’s common stock. As of June 28, 2011, approximately 29.05% of the Company’s outstanding common stock is considered part of the public float. The term “public float” refers to shares freely and actively tradable on the NASDAQ Capital Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act. As a result of the limited public float and the limited trading volume on some days, the market price of the Company’s common stock can be volatile, and relatively small changes in the demand for or supply of the Company’s common stock can have a disproportionate effect on the market price for its common stock. This stock price volatility could prevent a security holder seeking to sell the Company’s common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

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

The need to complete a restatement of certain previously issued historical financials could result in securities class action suits against the Company and/or delisting from the Nasdaq Stock Market.

On March 17, 2011, the Company announced that it had identified historical accounting errors relating to the accounting treatment of the Company’s convertible notes issued on February 15, 2008, the “Convertible Notes.” The accounting errors have resulted in the misstatement of certain charges since the first quarter of 2009. The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. The Company’s review was overseen by the audit committee of the board of directors of the Company, the “Audit Committee”, with the assistance of management and accounting consultants engaged by management. The Audit Committee concluded on March 12, 2011 that the Company’s previously issued audited consolidated financial statements as of and for the year ended December 31, 2009, and related auditors’ report, and unaudited interim consolidated financial statements as of and for the quarterly periods ended March 31, June 30 and September 30, 2010 should no longer be relied upon because of these errors in the financial statements. The Company’s board of directors agreed with the Audit Committee’s conclusions. After analyzing the size and timing of the errors, the Company determined that, in the aggregate, the errors were material and would require the Company to restate certain of its previously issued financial statements.

The need to complete these restatements may subject the Company to additional risk from securities class action suits against the Company. In addition, as the process of restating the historical forms has delayed the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2010 and the quarterly report on Form 10-Q for the three-month period ended March 31, 2011, the Company is currently not in Compliance with the Nasdaq Listing Rules, which require that a listed company be current in its filing with the U.S. Securities and Exchange Commission. If the Company is not able to regain compliance with Nasdaq Listing Rules, the Company may be delisted from the Nasdaq Stock Market, “Nasdaq.” If the company were to be sued and/or delisted fromNasdaq, shareholder value will be negatively impacted.

Failure to achieve and maintain effective internal control over financial reporting could have a material adverse effect on the Company’s business, results of operations and the trading price of its shares.

The Company is subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, the “SEC,” as required by Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring public companies to include a report of management in its annual report that contains an assessment by management of the effectiveness of such company’s internal control over financial reporting. In addition, beginning with the year ended December 31, 2007, an independent registered public accounting firm for an accelerated filer must attest to and report on the effectiveness of the company’s internal control over financial reporting.

The Company’s management has conducted an evaluation of the effectiveness of its internal control over financial reporting and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010 and material weaknesses were noted because: (i) the Company did not have sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues, and to prepare and review financial statements and related disclosures under U.S. GAAP; and (ii) the Company did not have formalized closing procedures and adequate period-end review procedures to ensure a) proper preparation of the period-end financial statement closing entries and b) consistency of application of accounting policies and completeness and accuracy of the financial statement disclosures. If the Company fails to maintain the effectiveness or fails to remediate the deficiencies of its internal control over financial reporting, the Company may not be able to conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act.

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

Risks Related to Doing Business in China and Other Countries Besides the United States

Inflation in China could negatively affect the Company’s profitability and growth.

China’s economy has experienced rapid growth. Rapid economic growth could lead to growth in the money supply and rising inflation. If prices for the Company’s products rise at a rate that is insufficient to compensate for the rise in the cost of supplies, it may harm the Company’s profitability. In order to control inflation in the past, the Chinese government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such policies can lead to a slowing of economic growth. Rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase the Company’s costs and also reduce demand for the Company’s products.

The Chinese government’s macroeconomic policies could have a negative effect on the Company’s business and results of operations.

The Chinese government has implemented various measures from time to time to control the rate of economic growth in the PRC. Some of these measures may have a negative effect on the Company over the short or long term. Recently, to cope with high inflation and economic imbalances, the Chinese government has tightened monetary policy and implemented floating exchange rate policy. In addition, in order to alleviate some of the effects of unbalanced growth and social discontent, the Chinese government has enacted a series of social programs and anti-inflationary measures.  These, in turn, have increased the costs on the financial and manufacturing sectors, without having alleviated the effects of high inflation and economic imbalances. The Chinese government’s macroeconomic policies, even if effected properly, may significantly slow down China’s economy or cause great social unrest, all of which would have a negative effect on the Company’s business and results of operations.

The economic, political and social conditions in China could affect the Company’s business.

Most of the Company’s business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government.

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

Most of the Company’s operations are in the PRC, which exposes it to risks, such as exchange controls and currency restrictions, currency fluctuations and devaluations, changes in local economic conditions, changes in Chinese laws and regulations, exposure to possible expropriation or other PRC government actions, and unsettled political conditions. These factors may have a material adverse effect on the Company’s operations or on its business, results of operations and financial condition.

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

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could adversely affect the market price of the Company’s common stock and its ability to access U.S. capital markets.

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

The Company receives most of its revenues in Chinese Renminbi (RMB). A portion of such revenues will be converted into other currencies to meet the Company’s foreign currency obligations. Foreign exchange transactions under the Company’s capital account, including principal payments in respect of foreign currency-denominated obligations, continue to be subject to significant foreign exchange controls and require the approval of the State Administration of Foreign Exchange in China. These limitations could affect the Company’s ability to obtain foreign exchange through debt or equity financing, or to obtain foreign exchange for capital expenditures.

The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of RMB into foreign currency. In July 2005, the Chinese government has adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During July 2005 to December 2010, the exchange rate between the RMB and the U.S. dollar has appreciated from RMB 1.00 to US$0.1205 to RMB 1.00 to US$0.1510. The Company believes that this significant appreciation will continue for the near future. Significant appreciation of the RMB is likely to decrease the income of export products and decrease the Company’s cash flow.

Because the Chinese legal system is not fully developed, the Company and its security holders’ legal protections may be limited.

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

Most of the Company’s assets are located in China and twelve of its directors and officers are non-residents of the United States, and all or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons to originate an action in the United States. Moreover, there is uncertainty that the courts of China would enforce judgments of U.S. courts against the Company, its directors or officers based on the civil liability provisions of the securities laws of the United States or any state, or an original action brought in China based upon the securities laws of the United States or any state.

The Company may be subject to fines and legal sanctions imposed by State Administration of Foreign Exchange (SAFE) or other Chinese government authorities if it or its Chinese directors or employees fail to comply with recent Chinese regulations relating to employee share options or shares granted by offshore listed companies to Chinese domestic individuals.

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

Capital outflow policies in China may hamper the Company’s ability to declare and pay dividends to its stockholders.

China has adopted currency and capital transfer regulations. These regulations may require the Company to comply with complex regulations for the movement of capital. Although the Company’s management believes that it will be in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, the Company may not be able to pay dividends to its stockholders outside of China. In addition, under current Chinese law, the Company’s joint-ventures and wholly-owned enterprise in China must retain a reserve equal to 10% of its net income after taxes, not to exceed 50% of its registered capital. Accordingly, this reserve will not be available to be distributed as dividends to the Company’s stockholders. The Company presently does not intend to pay dividends for the foreseeable future. The Company’s board of directors intends to follow a policy of retaining all of its earnings to finance the development and execution of its strategy and the expansion of its business.

The Company may face severe operating environment during times of economic recession.

The sales volume of the Company’s core products is largely influenced by the demand for its customers’ end products which are mostly sold in the Chinese markets. Future economic crises, either within China or without, may lead to a drastic drop in demand for the Company’s products.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.          PROPERTIES.

The Company’s headquarters are located at No. 1 Henglong Road, Yu Qiao Development Zone, Shashi District, Jing Zhou City Hubei Province, the PRC. Set forth below are the manufacturing facilities operated by each joint venture. The Company has forty-five to fifty years long-term rights to use the lands and buildings.

Name of Entity	Product	Total Area (M2)	Building Area (M2)	Original Cost of Equipment	Site
Henglong	Automotive Parts	225,221	20,226	$32,550,000	Jingzhou City, Hubei Province
		13,393	13,707	$-	Wuhan City, Hubei Province
Jiulong	Power Steering Gear	39,478	23,728	$23,950,000	Jingzhou City, Hubei Province
Shenyang	Automotive Steering Gear	35,354	5,625	$4,120,000	Shenyang City, Liaoning Province
Zhejiang	Steering Pumps	32,000	20,000	$10,560,000	Zhuji City, Zhejiang Province
Jielong	Electric Power Steering	79,920	-	$5,500,000	Wuhan City, Hubei Province
USAI	Sensor Modular	-	-	$880,000	Wuhan City, Hubei Province
Hengsheng	Automotive Steering Gear	170,520	26,000	$11,490,000	Jingzhou City, Hubei Province
Wuhu	Automotive Steering Gear	83,700	12,600	$2,120,000	Wuhu City, Anhui Province
Total		679,586	121,886	$91,170,000

The Company is not involved in investments in (i) real estate or interests in real estate, (ii) real estate mortgages, and (iii) securities of or interests in persons primarily engaged in real estate activities, as all of its land rights are used for production purposes.

ITEM 3.          LEGAL PROCEEDINGS.

The Company is not a party to any pending or to the best of the Company’s knowledge, any threatened legal proceedings. No director, officer or affiliate of the Company, or owner of record of more than five percent of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.          (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Prices of Common Stock

The Company’s common stock has been traded on the NASDAQ Capital Market under the symbol “CAAS.” The high and low bid intra-day prices of the common stock in 2010 and 2009 were reported on NASDAQ for the time periods indicated on the table below. Accordingly, the table below contains the high and low bid closing prices of the common stock as reported on the NASDAQ for the time periods indicated.

	Price Range
	2010		2009
	High	Low	High	Low
First Quarter	$27.17	$14.18	$3.94	$2.30
Second Quarter	$25.15	$14.60	$6.64	$3.35
Third Quarter	$20.70	$13.60	$9.90	$5.14
Fourth Quarter	$17.98	$13.10	$22.49	$8.00

Stockholders

The Company’s common shares are issued in registered form. Securities Transfer Corporation in Frisco, Texas is the registrar and transfer agent for the Company’s common stock. As of June 28, 2011, there were 28,083,534 shares of the Company’s common stock outstanding and the Company had approximately 63 stockholders of record.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The securities authorized for issuance under equity compensation plans at December 31, 2010 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,200,000	$4.97	1,743,650

The stock option plan was approved at the 2004 Annual Meeting of Stockholders, and the maximum common shares for issuance under this plan are 2,200,000 with a term of 10 years.

Performance Graph

Company Stock Performance

The information contained below shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, the “Exchange Act,” whether made before or after the date hereof and irrespective of any general incorporation language in any such filing (except to the extent that the Company specifically incorporates this information by reference) and shall not otherwise be deemed “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act (except to the extent that the Company specifically requests that this information be treated as soliciting material or specifically incorporate this information by reference).

The following graph shows a five-year comparison of the cumulative total stockholder return on the Company’s common stock as compared to the cumulative total return of two other indexes: a custom composite index (“Peer Group”), and the Standard & Poor’s 500 Composite Stock Price Index. The companies included in the Peer Group are: SORL Auto Parts, Inc., China Yuchai International Limited, Standard Motor Products Inc. and Dorman Products, Inc. These comparisons assume an initial investment of $100 and the reinvestment of dividends.

	As of December 31,
	2005	2006	2007	2008	2009	2010
CAAS	$100	$187	$116	$51	$280	$204
S&P 500 1	$100	$116	$122	$77	$97	$112
Peer Group	$100	$118	$122	$65	$154	$307
Peer + CAAS	$100	$130	$121	$62	$176	$289

1 Data Source: Standard & Poor's

The graph and other information furnished in the section titled “Share Performance” under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 6.          SELECTED FINANCIAL DATA.

The selected consolidated statement of income (loss) and cash flows data for the years ended December 31, 2010, 2009 and 2008 and the selected balance sheet data as of December 31, 2010 and 2009 are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated financial data for the years ended December 31, 2007 and 2006 and the selected balance sheet data as of December 31, 2008, 2007 and 2006 are derived from the Company’s audited consolidated financial statements not included in this Annual Report.

The following selected historical financial information should be read in conjunction with the Company’s consolidated financial statements and related notes and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006	2007	2008	2009	2010
			As Restated	As Restated
Statement of income (loss) data:
Net sales	$95,766,439	$133,597,003	$163,179,286	$255,597,553	$345,925,182
Gross profit	32,909,814	45,323,048	41,470,073	61,742,626	80,302,710
Operating expenses	20,424,308	24,611,397	25,207,560	25,648,736	27,384,338
Income from operations	12,026,135	20,737,277	16,996,576	36,932,395	54,047,404
Net income (loss) attributable to parent company	$4,811,704	$8,859,906	$10,244,130	$(26,440,871)	$51,738,113
Earnings (loss) per share
— basic	$0.21	0.37	0.35	(0.98)	1.65
— diluted	$0.21	0.37	0.35	(0.98)	1.10
Statement of Cash flows data:
Net cash flows provided by operating activities	$7,969,150	$11,324,473	$16,373,966	$34,956,534	$38,552,161
Net cash flows used in investing activities	$(1,219,103)	$(13,159,277)	$(22,356,060)	$(17,335,687)	$(32,596,741)
Net cash flows provided by/used in financing activities	$7,470,971	$(7,429,025)	$21,981,953	$(11,290,625)	$(1,394,578)

	December 31,
	2006	2007	2008	2009	2010
			As Restated	As Restated
Balance sheet data:
Cash and cash equivalents	$27,418,500	$19,487,159	$37,113,375	$43,480,176	$49,424,979
Total assets	152,108,538	182,984,687	231,888,141	314,382,572	405,215,361
Total liabilities	75,615,581	92,583,555	129,252,311	232,529,179	256,975,570
Total stockholders’ equity	$76,492,957	$90,401,132	$102,635,830	$81,853,393	$148,239,791

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

General Overview

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company.” The Company, through its Sino-foreign joint ventures, engages in the manufacture and sales of automotive systems and components in the People’s Republic of China, the “PRC” or “China,” as described below.

Genesis, a company incorporated on January 3, 2003 under The Companies Ordinance in Hong Kong as a limited liability company, is a wholly-owned subsidiary of the Company.

Henglong USA Corporation, “HLUSA,” which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly.

The Company owns the following aggregate net interests in ten Sino-foreign joint ventures organized in the PRC as of December 31, 2010, 2009 and 2008.

	Aggregate Net Interest
Name of Entity	2010	2009	2008
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”1	80.00%	80.00%	80.00%
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”2	81.00%	81.00%	81.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”3	70.00%	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”4	51.00%	51.00%	51.00%
Universal Sensor Application Inc., “USAI”5	83.34%	83.34%	83.34%
Wuhu HengLong Auto Steering System Co., Ltd., “Wuhu”6	77.33%	77.33%	77.33%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”7	85.00%	85.00%	85.00%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”8	100.00%	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center”9	80.00%	80.00%	—
Beijing Hainachun HengLong Automotive Steering System Co., Ltd, “Beijing HengLong”10	50.00%	—	—

1.
Henglong was established in 1997 and is mainly engaged in the production of rack and pinion power steering gear for cars and light duty vehicles. On March 31, 2008, the Company’s wholly-owned subsidiary, Genesis, and Wiselink Holdings Limited, “Wiselink,” both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, the “Henglong Agreement,” pursuant to which Wiselink transferred and assigned its 35.5% equity interest in Henglong, one of the Company’s currently consolidated subsidiaries, to Genesis for a total consideration of $32,090,000. The Company now holds an 80% equity interest in Henglong. Under the terms of the Henglong Agreement, Genesis is deemed to be the owner of Henglong commencing from January 1, 2008. The Henglong acquisition is considered to be a business combination of companies under common control and is being accounted for as a pooling of interests.

2.	Jiulong was established in 1993 and is mainly engaged in the production of integral power steering gear for heavy-duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	Zhejiang was established in 2002 to focus on power steering pumps.

5.
USAI was established in 2005 and is mainly engaged in the production and sales of sensor modules. In 2008, Genesis and Shanghai Hongxi Investment Inc., “Hongxi,” the other shareholder of USAI, agreed to increase USAI’s capital to $2,600,000 from $1,800,000. The increased capital was wholly funded by Genesis. Therefore, the capital contributed by Genesis in USAI increased to $2,166,900 from $1,366,900, accounting for 83.34% of the total capital; while the capital contributed by Hongxi remained unchanged, accounting for 16.66% of the total capital.

6.	Wuhu was established in 2006 and is mainly engaged in the production and sales of automobile steering systems.

7.	Jielong was established in 2006 and is mainly engaged in the production and sales of electric power steering gear, “EPS.”

8.
On March 7, 2007, Genesis established Hengsheng, its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. The registered capital of Hengsheng at the time of establishment was $10,000,000. On February 10, 2010, the registered capital of Hengsheng was increased to $16,000,000.

9.
In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which is mainly engaged in the research and development of new products. The registered capital of the Testing Center is RMB 30,000,000, approximately equivalent to $4,393,544.

10.
On January 24, 2010, Genesis entered into a joint venture contract with Beijing Hainachuan Auto Parts Co., Ltd., to establish Beijing Henglong as a joint venture company to design, develop and manufacture both hydraulic and electric power steering systems and parts. On September 16, 2010, both parties agreed to change the joint venture company’s investor into Hengsheng from Genesis, and left the other terms of the joint venture contract unchanged. Under PRC laws, the establishment of Beijing Henglong and the effectiveness of the equity joint venture contract have been approved by Administration For Industry and Commerce in Beijing.

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

Results of Operations

2010 Versus 2009 (As Restated) Comparative
Net Sales and Cost of Sales

For the years ended December 31, 2010 and 2009, net sales and cost of sales are summarized as follows:

	Net Sales				Cost of sales
	2010	2009	Change		2010	2009	Change
						As Restated
Henglong	$197,226,807	$153,459,876	$43,766,931	28.5%	$150,622,578	$112,141,910	$38,480,668	34.3%
Jiulong	92,095,265	61,613,116	30,482,149	49.5	80,664,101	53,368,639	27,295,462	51.1
Shenyang	39,691,553	32,492,844	7,198,709	22.2	33,644,820	27,051,979	6,592,841	24.4
Zhejiang	26,193,095	24,193,366	1,999,729	8.3	18,630,742	18,926,080	(295,338)	-1.6
Wuhu	33,057,878	26,496,148	6,561,730	24.8	31,330,114	25,769,456	5,560,658	21.6
Other Sectors	45,799,726	10,806,533	34,993,193	323.8	39,855,606	7,955,758	31,899,848	401.0
Eliminations	(88,139,142)	(53,464,330)	(34,674,812)	64.9	(89,125,489)	(51,358,895)	(37,766,594)	73.5
Total	$345,925,182	$255,597,553	$90,327,629	35.3%	$265,622,472	$193,854,927	$71,767,545	37.0%

Net Sales

Net sales were $345,925,182 for the year ended December 31, 2010, compared with $255,597,553 for the year ended December 31, 2009, an increase of $90,327,629, or 35.3%, mainly due to the increases in the income of Chinese residents and significant government investment, including incentives to buyers, leading to an increase in demand of passenger vehicles and commercial vehicles, and the resultant increase in the Company’s sales of steering gear and pumps.  Further analysis is as follows:

─
Net sales for Henglong was $197,226,807 for the year ended December 31, 2010, compared with $153,469,876 for the year ended December 31, 2009, representing an increase of $43,766,931, or 28.5%. Net sales increase was mainly due to increased sale volumes with a sales increase of $56,708,725, the impact from the decrease in sales price of $15,532,900 and the effect of foreign currency translation with a sales increase of $2,591,106.

─
Net sales for Jiulong was $92,095,265 for the year ended December 31, 2010, compared with $61,613,116 for the year ended December 31, 2009, representing an increase of $30,482,149, or 49.5%. The net sales increase was mainly due to increased sale volumes with a sales increase of $25,273,955, the impact from the increase in sales price of $4,159,962 and the effect of foreign currency translation with a sales increase of $1,048,232.

─
Net sales for Shenyang was $39,691,553 for the year ended December 31, 2010, compared with $32,492,844 for the year ended December 31, 2009, representing an increase of $7,198,709, or 22.2%. The net sales increase was mainly due to increased sale volumes with a sales increase of $8,770,764, the impact from the decrease in sales price of $2,077,612, and the effect of foreign currency translation with a sales increase of $505,557.

─
Net sales for Zhejiang was $26,193,095 for the year ended December 31, 2010, compared with $24,193,366 for the year ended December 31, 2009, representing an increase of $1,999,729, or 8.3%. The net sales increase was mainly due to decreased sale volumes with a sales decrease of $233,616, the impact from the increase in sales price of $1,875,753 and the effect of foreign currency translation with a sales increase of $357,592.

─
Net sales for Wuhu was $33,057,878 for the year ended December 31, 2010, compared with $26,496,148 for the year ended December 31, 2009, representing an increase of $6,561,730, or 24.8%. The net sales increase was mainly due to increased sale volumes with a sales increase of $7,006,394, the impact from the decrease in sales price of $878,314 and the effect of foreign currency translation with a sales increase of $433,650.

─
Net sales for Other Sectors was $45,799,726 for the year ended December 31, 2010, compared with $10,806,533 for the year ended December 31, 2009, representing an increase of $34,993,193 or 323.8%. The net sales increased mainly due to the development of new market, such as the US market and electronic power steering market. For the U.S. market, net sales were $16,950,000 in 2010, compared with $6,430,000 in 2009, representing an increase of $10,520,000. For the new products in the China market, net sales were $28,850,000 in 2010, compared with $4,380,000 in 2009, representing an increase of $24,470,000.

Cost of Sales

For the year ended December 31, 2010, the cost of sales was $265,622,472, compared with $193,854,927 for the same period of 2009, an increase of $71,767,545, or 37.0%, mainly due to the increase of sales.  Further analysis is as follows:

─
Cost of sales for Henglong was $150,622,578 for the year ended December 31, 2010, compared with $112,141,910 for the year ended December 31, 2009, representing an increase of $38,480,668, or 34.3%. The cost of sales increase was mainly due to increased sale volumes with a cost of sales increase of $40,349,480, decreased unit price with a cost of sales decrease of $3,808,979, and the effect of foreign currency translation with a cost increase of $1,940,167.

─
Cost of sales for Jiulong was $80,664,101 for the year ended December 31, 2010, compared with $53,368,639 for the year ended December 31, 2009, representing an increase of $27,295,462, or 51.1%. The cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $21,512,660, increased unit price with a cost of sales increase of $4,859,034, and the effect of foreign currency translation with a cost increase of $923,768.

─
Cost of sales for Shenyang was $33,644,820 for the year ended December 31, 2010, compared with $27,051,979 for the year ended December 31, 2009, representing an increase of $6,592,841, or 24.4%. The cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $7,257,738, decreased unit price with a cost of sales decrease of $1,086,994, and the effect of foreign currency translation with a cost increase of $422,097.

─
Cost of sales for Zhejiang was $18,630,742 for the year ended December 31, 2010, compared with $18,926,080 for the year ended December 31, 2009, representing a decrease of $295,338, or 1.6%. The cost of sales decrease was mainly due to decreased sales volumes with a cost of sales decrease of $188,586, decreased unit price with a cost of sales decrease of $394,748, and the effect of foreign currency translation with a cost increase of $287,996.

─
Cost of sales for Wuhu was $31,330,114 for the year ended December 31, 2010, compared with $25,769,456 for the year ended December 31, 2009, representing an increase of $5,560,658, or 21.6%. The cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $6,846,269, decreased unit price with a cost of sales decrease of $1,718,865, and the effect of foreign currency translation with a cost increase of $433,254.

─
Cost of sales for Other Sectors was $39,855,606 for the year ended December 31, 2010, compared with $7,955,758 for the year ended December 31, 2009, representing an increase of $31,899,848, or 401.0%, mainly due to the sales volume increase.

Gross margin was 23.2% for the year ended December 31, 2010, a 1 percentage point decrease from 24.2% for the same period of 2009, primarily due to declines in sales price in excess of unit cost reductions.

Gain on Other Sales

Gain on other sales consisted of net amount retained from sales of materials and other assets. For the year ended December 31, 2010, gain on other sales were $1,129,032, compared to $838,505 for the year ended December 31, 2009, an increase of $290,527, or 34.6%, due to increased sales of materials.

Selling Expenses

For the years ended December 31, 2010 and 2009, selling expenses are summarized as follows:

	Years Ended December 31
	2010	2009	Increase (Decrease)	Percentage
		As Restated
Salaries and wages	$2,247,519	$2,563,384	$(315,865)	-12.3%
Office expense	1,129,348	841,748	287,600	34.2
Transportation expense	4,690,313	3,703,818	986,495	26.6
Rent expense	1,085,128	699,206	385,922	55.2
Other expense	211,567	84,384	127,183	150.7
Total	$9,363,875	$7,892,540	$1,471,335	18.6%

Selling expenses were $9,363,875 for the year ended December 31, 2010, compared to $7,892,540 for 2009, an increase of $1,471,335, or 18.6%. Items that increased in 2010 compared to 2009 were office expenses, transportation expense, rent expenses, and other expense. The major item that decreased was salaries and wages.

The increase in office expenses was due to increased sales, which led to increases in office supplies, travel expenses and meeting expenses.

The increase in transportation expense was due to increased sales and a rise in the price of oil, which led to increases in domestic transportation prices.

The increase in rent expense was due to increased sale volumes, which led to increases in the area of product warehouses in different places.

The salaries of salesmen, including bonuses for meeting sales target, were indexed with their sales performance. During 2010, revenue increased by 35.3% over the last year, compared with the increase of 56.6% in 2009, a decrease of 21.3 percentage points. As the salesmen did not meet their target, correspondingly their salaries decreased.

General and Administrative Expenses

For the years ended December 31, 2010 and 2009, general and administrative expenses are summarized as follows:

	Years Ended December 31
	2010	2009	Increase (Decrease)	Percentage
Salaries and wages	$4,681,335	$4,623,631	$57,704	1.2%
Labor insurance expenses	2,086,319	2,123,071	(36,752)	-1.7
Maintenance and repair expenses	679,858	1,214,160	(534,302)	-44.0
Taxes	1,179,092	1,120,948	58,144	5.2
Provision/(income) for bad debts	(2,558,818)	120,483	(2,679,301)	-2223.8
Office expense	958,542	1,189,475	(230,933)	-19.4
Depreciation and amortization expense	691,721	2,955,159	(2,263,438)	-76.6
Listing expenses1	1,939,774	1,589,236	350,538	22.1
Others expenses	371,388	258,863	112,525	43.5
Total	$10,029,211	$15,195,026	$(5,165,815)	-34.0%
1
Listing expenses consisted of the costs associated with legal, accounting and auditing fees for operating a public company. The expenses also included share-based compensation expense for options granted to members of the audit committee.

General and administrative expenses were $10,029,211 for the year ended December 31, 2010, compared to $15,195,026 for the year ended December 31, 2009, a decrease of $5,165,815, or 34.0%.

The expense items that significantly increased in 2010 compared to 2009 were listing expenses and other expenses. The expense items that significantly decreased in 2010 compared to 2009 were provision for bad debt expenses, maintenance and repair expenses, office expenses and depreciation and amortization expense.

The increase of listing expenses was mainly due to the increase of auditing expenses. The increase in professional fees was mainly due to increased cost in the requirement of compliance with being a publicly listed entity and the need to evaluate the Company’s internal control over financial reporting.

The increase of other expenses was primarily due to expansion of the scale of operation, and increases of the costs associated with legal, insurance, and accounting service.

The Company recorded provision for bad debts based on specific identification methods. The decrease in provision for bad debts in 2010 was mainly due to further improvement of OEMs’ financial positions resulting from the Chinese government’s continuous stimulation measures on the automobile industry, such as subsidies to rural area consumers and fuel efficient car buyers and reduction in purchase taxes. As a result, the Company collected about $2,600,000 of accounts receivable in 2010, which was not expected to be collectible in prior years and bad debts provision has been provided for. As a result, the provision for bad debts was negative.

The decrease of maintenance and repair expenses was mainly due to certain office facilities having maintenance and repair last year and none this year, thus the maintenance of office facilities and repair were reduced in 2010.

The decrease of depreciation and amortization expense was mainly due to certain fixed assets of the Company not needing to be depreciated in 2010 as they have been fully depreciated.

Research and Development Expenses

Research and development expenses, “R & D” expenses, were $7,991,252 for the year ended December 31, 2010, compared to $2,561,170 for the year ended December 31, 2009, an increase of $5,430,084, or 212.0%.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce new and innovative products on a cost-competitive basis. In 2010, foreign OEMs significantly increased their demand for Electronic Steering Gear, “EPS”, but the related technology in China is still in the research and development and testing stage. In order to market “EPS” quickly, the Company invested more in the R&D of “EPS” in 2010, including focusing the Company’s senior technicians and advanced manufacture equipment on “EPS,” establishing the “EPS” trail-production department, introducing technology expectations and purchasing advanced technology and test equipment. At present, the Company has developed several types of “EPS” that apply to small-engine cars, and has supplied some quantity of “EPS.”

Income from Operations

Income from operations was $54,047,404 for the year ended December 31, 2010, compared to $36,932,395 for the year ended December 31, 2009, an increase of $17,115,009, or 46.3%, mainly consisting of an increase of $18,560,084, or 30.1%, in gross profit, an increase of $290,527, or 34.6%, in gain on other sales, such as raw materials, and an increase of operating expenses of $1,735,602, or 6.8%.

Other Income, Net

Other income was $543,242 for the year ended December 31, 2010, compared to $94,534 for the year ended December 31, 2009, an increase of $448,708, or 474.7%, primarily as a result of increased government subsidies.

The Company’s government subsidies consisted of interest subsidy and investment subsidy. Interest subsidy is the refund by the Chinese government of interest charged by banks to companies which are entitled to such subsidies. Investment subsidy is subsidy to encourage foreign investors to set up technologically advanced enterprises in China.

During the year ended December 31, 2009, the Company received $94,534 for interest subsidy, and no investment subsidy. During the year ended December 31, 2010, the Company’s received $311,291 for interest subsidy, and $231,951 for investment subsidy.

Interest subsidies apply only to loan interest related to production facilities expansion. During 2008 and 2009, the Company had used the special loans to improve different products’ production lines technologically in order to enlarge production capability and enhance quality. The expansion projects were completed and new facilities were put into use at the end of 2009 and 2010, respectively.

The Chinese government also provided incentives to foreign investors for setting up technologically advanced enterprises in China. Henglong, a subsidiary of the Company, has received $231,951 of government subsidies because it is a technologically advanced enterprise.

Financial Expenses

Financial expenses were $3,360,837 for the year ended December 31, 2010, compared to financial expenses of $7,883,714 for 2009, a decrease of $4,522,877, or 57.4%, primarily as a result of a decrease in interest expense related to the Convertible Notes. Convertible Notes holders are entitled to require the Company to redeem all or any portion of the Convertible Notes in cash, if the weighted average price, “WAP,” is less than $3.187 for twenty (20) consecutive trading days at any time following February 15, 2009. In March 2009, due to a default on the WAP under the aforesaid contractual provision, the “WAP Default,” the Company accreted $3,900,000 of the remaining discount on the Convertible Notes immediately and accrued an additional $520,000 of interest expenses for WAP Default. Please see Note 13 to the Consolidated Financial Statements under Item 15 of this Annual Report for more details.

Gain (Loss) on Change in Fair Value of Derivatives

During the year ended December 31, 2010, the gain on change in fair value of the derivatives embedded in the Convertible Notes was $20,171,698, as compared to a loss of $43,074,327 for the year ended December 31, 2009, an increase of $63,246,025. The derivative liability was marked to market each period.

During the year ended December 31, 2009, the increase of loss on change in fair value of derivatives was primarily due to the increase in the intrinsic value of the embedded conversion feature in the Convertible Notes as a result of the increase in the market price of the Company’s common stock which rose from $3.39 at the beginning of 2009 to $18.71 at December 31, 2009. Upon the adoption of ASC 815-10 on January 1, 2009, the Company is required to bifurcate the embedded conversion feature of the Convertible Note payable as a derivative liability.

During the year ended December 31, 2010, the Company’s common stock market price dropped to $13.62 from $18.71 at the beginning of the year, which significantly decreased the intrinsic value of the embedded conversion option of the Convertible Notes. As a result, the fair value of compound derivative liabilities decreased significantly and correspondingly, the gain on change in fair value of derivatives increased. Please see Note 14 to the Consolidated Financial Statements under Item 15 of this Annual Report for more details.

Income (Loss) before Income Taxes

Income before income taxes was $71,401,507 for the year ended December 31, 2010, compared to a loss of $13,931,112 for the year ended December 31, 2009, an increase of $85,332,619, consisting of increased income from operations of $17,115,009, increased other income of $448,708, decreased finance expenses of $4,522,877, and increased gain on change in fair value of derivative of $63,246,025.

Income taxes

Income tax expense was $8,484,205 for the year ended December 31, 2010, compared to $4,720,013 for the year ended December 31, 2009, an increase of $3,764,192, mainly because of: (1) an increase in income before income tax in the PRC market that was not offset by losses before income tax in the U.S. market and the Company made a provision for deferred income tax assets in the U.S. (see Note 10); (2) while there was a gain before income tax in the U.S. for the year ended December 31, 2010 (and loss for the year ended December 31, 2009) mainly due to a change in the fair value of convertible notes, the Company cannot recognize such gain as a deferred income tax as if it was a permanent change; and (3) a decrease of foreign government tax return. For a full reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate of 35% and further explanation of the Company’s provision for taxes, see Note 29 to the consolidated financial statements in Item 15.

Net income

Net income was $62,917,302 for the year ended December 31, 2010, compared to a loss of $18,651,125 for the year ended December 31, 2009, an increase of $81,568,427, consisting of increased income before income taxes of $85,332,619, and an increase of income tax expenses of $3,764,192.

Net Income Attributable to Noncontrolling Interests

The Company recorded net income attributable to noncontrolling interests of $11,179,189 for the year ended December 31, 2010, compared to $7,789,746 for the year ended December 31, 2009, an increase of $3,389,443, or 43.5%.

The Company owns different equity interests in eight Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these eight Foreign Investment Enterprises were consolidated in the Company’s financial statements as of December 31, 2010 and 2009. The Company records the net income attributable to noncontrolling interests of the respective Sino-foreign joint ventures for each period.

In 2010, net income attributable to noncontrolling interests increased compared to 2009, primarily resulting from increased net income of joint ventures.

Net Income Attributable to Parent Company

Net income attributable to parent company was $51,738,113 for the year ended December 31, 2010, compared to a loss attributable to parent company of $26,440,871 for the year ended December 31, 2009, an increase of $78,178,984, consisting of increased net income of $81,568,427, and an increased net income attributable to noncontrolling interests of $3,389,443.

2009 (As Restated) Versus 2008 (As Restated) Comparative

Net Sales and Cost of Sales

For the years ended December 31, 2009 and 2008, net sales and cost of sales are summarized as follows:

	Net Sales				Cost of sales
	2009	2008	Change		2009	2008	Change
					As Restated	As Restated
Henglong	$153,459,876	$92,991,655	$60,468,221	65.0%	$112,141,910	$66,713,130	$45,428,780	68.1%
Jiulong	61,613,116	42,708,266	18,904,850	44.3	53,368,639	36,518,790	16,849,849	46.1
Shenyang	32,492,844	25,007,497	7,485,347	29.9	27,051,979	20,745,291	6,306,688	30.4
Zhejiang	24,193,366	15,778,456	8,414,910	53.3	18,926,080	11,532,146	7,393,934	64.1
Wuhu	26,496,148	19,953,632	6,542,516	32.8	25,769,456	19,564,043	6,205,413	31.7
Other Sectors	10,806,533	901,474	9,905,059	1098.8	7,955,758	271,271	7,684,487	2832.8
Eliminations	(53,464,330)	(34,161,694)	(19,302,636)	56.5	(51,358,895)	(33,635,458)	(17,723,437)	52.7
Total	$255,597,553	$163,179,286	$92,418,267	56.6%	$193,854,927	$121,709,213	$72,145,714	59.3%

Net Sales

Net sales were $255,597,553 for the year ended December 31, 2009, compared with $163,179,286 for the year ended December 31, 2008, an increase of $92,418,267, or 56.6%, mainly due to the increases in the income of Chinese residents and significant government investment leading to an increase in demand of passenger vehicles and commercial vehicles, and the resultant increase in the Company’s sales of steering gear and pumps. Further analysis as follows:

─
Net sales for Henglong was $153,459,876 for the year ended December 31, 2009, compared with $92,991,655 for the year ended December 31, 2008, representing an increase of $60,468,221, or 65.0%. The net sales increase was mainly due to increased sale volumes with a sales increase of $69,715,775, the impact from the decrease in sales price of $9,947,637, and the effect of foreign currency translation with a sales increase of $700,083.

─
Net sales for Jiulong was $61,613,116 for the year ended December 31, 2009, compared with $42,708,266 for the year ended December 31, 2008, representing an increase of $18,904,850, or 44.3%. The net sales increase was mainly due to increased sale volumes with a sales increase of $18,404,951, the impact from the increase in sales price of $130,078, and the effect of foreign currency translation with a sales increase of $369,821.

─
Net sales for Shenyang was $32,492,844 for the year ended December 31, 2009, compared with $25,007,497 for the year ended December 31, 2008, representing an increase of $7,485,347, or 29.9%. The net sales increase was mainly due to increased sale volumes with a sales increase of $8,377,434, the impact from the decrease in sales price of $1,080,739, and the effect of foreign currency translation with a sales increase of $188,652.

─
Net sales for Zhejiang was $24,193,366 for the year ended December 31, 2009, compared with $15,778,456 for the year ended December 31, 2008, representing an increase of $8,414,910, or 53.3%. The net sales increase was mainly due to increased sale volumes with a sales increase of $10,805,036 and the impact from the decrease in sales price of $2,509,713 and the effect of foreign currency translation with a sales increase of $119,587.

─
Net sales for Wuhu was $26,496,148 for the year ended December 31, 2009, compared with $19,953,632 for the year ended December 31, 2008, representing an increase of $6,542,516, or 32.8%. The net sales increase was mainly due to increased sale volumes with a sales increase of $7,529,848 and the impact from the decrease in sales price of $1,316,608 and the effect of foreign currency translation with a sales increase of $329,276.

─
Net sales for Other Sectors was $10,806,533 for the year ended December 31, 2009, compared with $901,474 for the year ended December 31, 2008, representing an increase of $9,905,059 or 1,098.8%. The net sales increased mainly due to the development of new market. For the U.S. market, net sales for Other Sectors was $6,430,000 in 2009, compared with $490,000 in 2008, representing an increase of $5,940,000 for the China market, net sales for Other Sectors was $4,380,000 in 2009, compared with $410,000 in 2008, representing an increase of $3,970,000.

Cost of Sales

For the year ended December 31, 2009, the cost of sales was $193,854,927, compared with $121,709,213 for the same period of 2008, an increase of $72,145,714, or 59.3%, mainly due to the increase of sales.  Further analysis as follows:

─
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

─
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

─
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

─
Cost of sales for Zhejiang was $18,926,080 for the year ended December 31, 2009, compared with $11,532,146 for the year ended December 31, 2008, representing an increase of $7,393,934, or 64.1%. The cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $8,039,211, decreased unit price with a cost of sales decrease of $726,987, and the effect of foreign currency translation with a cost increase of $81,710.

─
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

─
Cost of sales for Other Sectors was $7,955,758 for the year ended December 31, 2009, compared with $271,271 for the year ended December 31, 2008, representing an increase of $7,684,487, or 2832.8%. The cost of sales increase was mainly due to an increase in sales.

Gross margin was 24.2% for the year ended December 31, 2009, a 1.2% decrease from 25.4% for the same period of 2008, primarily due to declines in unit cost in excess of sales price reductions.

Gain on Other Sales

Gain on other sales consisted of net amount retained from sales of materials and other assets. For the year ended December 31, 2009, gain on other sales were $838,505, compared to $734,063 for the year ended December 31, 2008, an increase of $104,442, or 14.2%, due to increased sales of materials.

Selling Expenses

For the years ended December 31, 2009 and 2008, selling expenses are summarized as follows:

	Years Ended December 31
	2009	2008	Increase (Decrease)	Percentage
	As Restated	As Restated
Salaries and wages	$2,563,384	$1,413,708	$1,149,676	81.3%
Office expense	841,748	861,838	(20,090)	-2.3
Transportation expense	3,703,818	2,158,793	1,545,025	71.6
Rent expense	699,206	384,167	315,039	82.0
Other expense	84,384	189,372	(104,988)	-55.4
Total	$7,892,540	$5,007,878	$2,884,662	57.6%

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

The decrease in other expenses was mainly due to the Company’s strengthening its control of material consumption in the marketing activities in 2009.

General and Administrative Expenses

For the years ended December 31, 2009 and 2008, general and administrative expenses are summarized as follows:

	Years Ended December 31
	2009	2008	Increase (Decrease)	Percentage
Salaries and wages	$4,623,631	$4,105,613	$518,018	12.6%
Labor insurance expenses	2,123,071	1,667,287	455,784	27.3
Maintenance and repair expenses	1,214,160	1,268,055	(53,895)	-4.3
Taxes	1,120,948	690,918	430,030	62.2
Provision for bad debts	120,483	989,584	(869,101)	-87.8
Office expense	1,189,475	1,403,241	(213,766)	-15.2
Depreciation and amortization expense	2,955,159	5,846,290	(2,891,131)	-49.5
Listing expenses1	1,589,236	1,624,161	(34,925)	-2.2
Others expenses	258,863	348,641	(89,778)	-25.8
Total	$15,195,026	$17,943,790	$(2,748,764)	-15.3%
1	Listing expenses consisted of the costs associated with legal, accounting and auditing fees for operating a public company.

General and administrative expenses were $15,195,026 for the year ended December 31, 2009, compared to $17,943,790 for the year ended December 31, 2008, a decrease of $2,748,764, or 15.3%.

The expense items that significantly increased in 2009 compared to 2008 were salaries and wages, labor insurance expenses, and tax expenses. The expense items that significantly decreased were office expenses, provision for bad debts expenses and depreciation and amortization expense.

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

The Company recorded provision for bad debts based on aging of accounts receivable, and then specific identification methods. The decrease in provision for bad debts in 2009 was mainly due to certain domestic automobile manufacturers having begun to recover from the financial crisis in 2008 under the support of a series of government policies and having improved their financial conditions, thus, the provision for bad debts provided in 2009 was decreased compared with the year of 2008.

The decrease in depreciation and amortization expense was mainly due to certain fixed assets of the Company not needing to be depreciated in 2009 as they have been fully depreciated.

Research and Development Expenses

Research and development expenses were $2,561,170 for the year ended December 31, 2009, compared to $2,255,892 for the year ended December 31, 2008, an increase of $305,278, or 13.5%.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce new and innovative products on a cost-competitive basis. In order to maintain the Company’s competitiveness, the Company needs to invest more in R&D expenses. In 2009, the Company not only developed new products for foreign OEMs, but also increased R&D expenses for power steering gear for domestic OEMs.

Income from Operations

Income from operations was $36,932,395 for the year ended December 31, 2009, compared to $16,996,576 for the year ended December 31, 2008, an increase of $19,935,819, or 117.3%, mainly consisting of an increase of $20,272,553, or 48.9%, in gross profit, an increase of $104,442, or 14.2%, in gain on other sales, and an increase of operating expenses of $441,176, or 1.8%.

Other Income

Other income was $94,534 for the year ended December 31, 2009, compared to $1,067,309 for the year ended December 31, 2008, a decrease of $972,775, or 91.1%, primarily as a result of decreased government subsidies.

The Company’s government subsidies consisted of interest subsidy and investment subsidy. Interest subsidy is the refund from the Chinese government of interest charged by banks to companies which are entitled to such subsidies. Investment subsidy is the subsidy to encourage foreign investors to set up technologically advanced enterprises in China.

During the year ended December 31, 2009, the Company received $94,534 for interest subsidy, and no investment subsidy. During the year ended December 31, 2008, the Company’s received $264,978 for interest subsidy, and $802,331 for investment subsidy.

Interest subsidies apply only to loan interest related to production facilities expansion. During 2007 and 2008, the Company had used special loans to improve different product lines in order to enlarge production capability and enhance quality. The expansion projects were completed and new facilities were put into use at the end of 2008 and 2009, respectively.

The Chinese government also provided incentives to foreign investors for setting up technologically advanced enterprises in China. Genesis, a foreign investor, has reinvested in Jiulong and Henglong with its profit distribution. Because these two entities were technologically advanced enterprises entitled to such subsidies, therefore, Genesis received $802,331 of investment subsidy in 2008.

Since such government subsidy was similar to an investment income, the Company recorded it as other income.

Financial Expenses

Financial expenses were $7,883,714 for the year ended December 31, 2009, compared to financial expenses of $3,048,713 for 2008, an increase of $4,835,001, or 158.6%, primarily as a result of an increase in interest expenses for discount of Convertible Notes. In 2009, due to the Company’s WAP Default, the Convertible Notes can be call upon anytime to redeem the convertible notes, thus, the Company accreted $3,900,000 of remaining discount of Convertible Notes immediately and accrued an additional $520,000 of interest expenses for WAP Default. Please see Note 13 in the Notes to the Consolidated Financial Statements under Item 15 of this Annual Report for more details.

Gain (Loss) on Change in Fair Value of Derivative

During the year ended December 31, 2009, the loss on change in fair value of the derivatives embedded in the Convertible Notes was $43,074,327, as compared to a gain of $796,649 for the year ended December 31, 2008, a decrease of $43,870,976.

During the year ended December 31, 2009, the loss on change in fair value of the derivatives resulted form the change in fair value of embedded conversion option in the Convertible Notes payable.

During the year ended December 31, 2008, the gain on change in fair value of the derivatives resulted form the change in fair value of warrants liabilities.

During the year ended December 31, 2009, the increase in loss on change in fair value of derivatives was primarily due to the increase in the intrinsic value of the embedded conversion feature in the Convertible Note payable as a result of the increase in the market price of the Company’s common stock which rose from $3.39 at the beginning of 2009 to $18.71 at December 31, 2009. Upon the adoption of ASC 815 on January 1, 2009, the Company is required to bifurcate the embedded conversion feature of the Convertible Note payable.

During the year ended December 31, 2008, conversion option was not included in the Company’s Convertible Notes embedded in derivatives liabilities. The only derivative liabilities were warrants liabilities. The significant decrease in the fair value of warrants liabilities was due to a reduction of the remaining terms of the contract and the fact that the stock price ($3.39) of the Company on the reported date being far below the exercise price.

Income (Loss) Before Income Taxes

Loss before income taxes was $13,931,112 for the year ended December 31, 2009, compared to income before income taxes of $15,811,821 for the year ended December 31, 2008, a decrease of $29,742,933, or 188.1%, consisting of increased income from operations of $19,935,819, decreased other income of $972,775, increased finance expenses of $4,835,001, and increased loss on change in fair value of derivative of $43,870,976.

Income Taxes

Income tax expense was $4,720,013 for the year ended December 31, 2009, compared to $455,830 for the year ended December 31, 2008, an increase of $4,264,183, mainly because of: (1) an increase in income before income tax in the PRC market that was not offset by losses before income tax in the U.S. market and the Company made a provision for deferred income tax assets in the U.S. (see Note 10);  (2) while there was a loss before income tax in the U.S. mainly due to a change in the fair value of convertible notes, the Company cannot recognize such loss as a deferred income tax asset or a tax benefit as if it was a permanent change; and (3) a decrease of foreign government tax return. For a full reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate of 35% and further explanation of the Company’s provision for taxes, see Note 29 to the consolidated financial statements in Item 15.

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

In 2009, net income attributable to noncontrolling interests has increased compared to 2008, primarily resulting from increased net income from Sino-foreign joint ventures.

Net Income Attributable to Parent Company

Net loss attributable to parent company was $26,440,871 for the year ended December 31, 2009, compared to net income attributable to parent company of $10,244,130 for the year ended December 31, 2008, a decrease of $36,685,001, consisting of decreased net income of $34,007,116, and an increased net income attributable to noncontrolling interests of $2,677,885.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and internally generated cash. As of December 31, 2010, the Company had cash and cash equivalents of $49,424,979, compared to $43,480,176 and $37,113,375 as of December 31, 2009 and 2008, an increase of $5,944,803 and $6,366,801, respectively.

The Company had working capital of $54,191,797 as of December 31, 2010, compared to $12,486,023 as of December 31, 2009, an increase of $41,705,774, mainly due to increased profits of operation and decreased compound derivative liabilities.

Capital Source

The Company’s capital source is multifaceted, such as bank loans and banker’s acceptance bill facilities. In financing activities and operation activities, the Company’s banks require the Company to sign lines of credit agreement and repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, such one year facilities can be extended for another year.

The Company had bank loans maturing in less than one year of $6,794,812 and bankers’ acceptances of $52,790,874 as of December 31, 2010.

The Company currently expects to be able to obtain similar bank loans and bankers’ acceptance bills in the future if it can provide adequate mortgage security following the termination of the above mentioned agreements (See the table in section (a) Bank loan). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptance bills will be devalued by approximately $10,900,000. If the Company wishes to obtain the same amount of bank loans and banker's acceptance bills, it will have to provide $10,900,000 additional mortgages as of the maturity date of such agreements (See the table in section (a) Bank loan). The Company still can obtain a reduced line of credit with a reduction of $7,000,000, which is 64.9% (the mortgage rates) of $10,900,000, if it cannot provide additional mortgages. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity.

On February 15, 2008, the Company issued $35,000,000 of Convertible Notes to Lehman Brothers Commercial Corporation Asia Limited, LBCCA, and YA Global Investments, L.P., YA Global, maturing in 5 years. According to the terms of the Senior Convertible Notes (as described in Note 13 of the financial statements), Convertible Notes may be required to be repaid in cash on or prior to their maturity.  For example, Convertible Notes holders are entitled to require the Company redeem all or any portion of the Convertible Notes in cash, if the Weighted Average Price (WAP) for twenty (20) consecutive trading days is less than $3.187 at any time following February 15, 2009, the “WAP Default,” by delivering written redemption notice to the Company within five (5) business days after the receipt of the Company’s notice of the WAP Default.

As a result of the 2008 and 2009 worldwide financial crisis, the Company’s stock’s WAP for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187. On March 17, 2009, the Company delivered two WAP Default notices to the Convertible Notes holders. On March 27, 2009, the Company received a letter dated March 26, 2009 via fax from YA Global, one of the Convertible Notes holders, electing to require the Company to redeem all the three Convertible Notes it held in the total principal amount of $5,000,000, together with interest, late charges, if any, and the Other Make Whole Amount as defined in Section 5(d) of the Convertible Notes. After negotiation, on April 15, 2009, the Company paid YA Global $5,041,667 for the total principal amount ($5,000,000), together with interest and late charges. YA Global has waived its entitlement to the Other Make Whole Amount.

Following the WAP Default notices, the Company received a letter from the provisional liquidator acting on behalf of LBCCA, the “LBCCA Liquidator,” requesting that it be granted an extension until April 24, 2009 to consider its rights under the Convertible Notes.  The Company granted an extension to April 15, 2009.  The LBCCA Liquidator requested another extension to April 24, 2009.  On April 24, 2009, LBCCA’s lawyers sent three Holder Redemption Notices via fax electing to redeem the entire outstanding principal of $30,000,000, together with interest, late charges, if any, and the Other Make Whole Amount, to be paid on July 23, 2009.  The Company discussed settlement with the LBCCA Liquidator, and on or about July 22, 2009, the Company and the LBCCA Liquidator agreed to extend the applicable holder mandatory redemption date for two months to September 23, 2009 to give more time to the Company and the LBCCA Liquidator to pursue settlement discussion. The Company received a letter dated September 22, 2009 from the LBCCA Liquidator stating that upon the Company’s acceptance of the revocation, all holder redemption notices dated April 24, 2009 shall be immediately revoked as if they were never issued, and the letter and the revocation did not purport to amend, restate or supplement any other terms and conditions under the three Notes and Securities Purchase Agreement dated 1 February 2008 between the Company and the LBCCA Liquidator. The Company accepted such revocation on September 23, 2009.

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

Bank Arrangements

As of December 31, 2010, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Due Date	Amount available	Amount used
Comprehensive credit facilities	Bank of China	Dec-11	$7,700,787	$—
Comprehensive credit facilities	China Construction Bank	Oct-12	12,079,665	5,616,138
Comprehensive credit facilities	CITIC Industrial Bank	Aug-11	15,099,582	14,621,668
Comprehensive credit facilities	Shanghai Pudong Development Bank	Nov-11	15,099,582	9,737,116
Comprehensive credit facilities	Jingzhou Commercial Bank	Dec -11	15,099,582	5,132,952
Comprehensive credit facilities	Industrial and Commercial Bank of China	Mar-11	12,079,665	3,874,553
Comprehensive credit facilities	Hua Xia Bank	Dec-11	7,549,791	6,039,833
Comprehensive credit facilities	Guangdong Development Bank	Jun-11	12,532,653	6,039,833
Comprehensive credit facilities1	China Everbright Bank	Aug-11	4,529,875	8,523,593
Total			$101,771,182	$59,585,686

1	The amount available for use is increased to the amount of cash pledged with the bank.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 364-day revolving line.

The Company refinanced its short-term debt during early 2010 at annual interest rates of 5.31% to 5.96%, and maturity terms of six to twelve months. Pursuant to the comprehensive credit line arrangement, the Company pledged equipment with an assessed value of $30,700,000, land use rights and buildings as security for its comprehensive credit facility with the Bank of China; pledged land use rights and buildings with an assessed value of $12,200,000 as security for its comprehensive credit facility with Shanghai Pudong Development Bank; pledged land use rights and equipment with an assessed value of $23,700,000 as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; pledged land use rights and buildings with an assessed value of $3,100,000,and accounts receivables with an assessed value of $1,500,000 as security for its comprehensive credit facility with Industrial and Commercial Bank of China; pledged land use rights ,buildings and equipment with an assessed value of $30,500,000 as security for its comprehensive credit facility with China Construction Bank; pledged land use rights and buildings with an assessed value of $14,600,000 as security for its comprehensive credit facility with China CITIC Bank; pledged land use rights and buildings with an assessed value of $7,700,000 as security for its comprehensive credit facility with China Everbright Bank; pledged accounts receivables with an assessed value of $6,000,000 as security for its comprehensive credit facility with Guangdong Development Bank; “Henglong,” a subsidiary of the Company, its comprehensive credit facility with Hua Xia Bank was secured by “Jiulong,” another subsidiary of the Company.

Cash Requirements

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term bank loan	$6,794,812	$6,794,812	$—	$—	$—
Notes payable	52,790,874	52,790,874	—	—	—
Convertible Notes payable	30,000,000	30,000,000	—	—	—
Interest, including make-whole amount on convertible notes1	7,406,000	7,406,000	—
Other contractual purchase commitments, including information technology	15,480,128	13,802,597	1,677,531	—	—
Total	$112,471,814	$110,794,283	$1,677,531	$—	$—

1	Interest, including make-whole amount on convertible notes, is computed based on the contractual rate as per the convertible note agreement.

Short-term Bank Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of December 31, 2010.

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of Maturity Payment	Amount Payable on Due Date
China Construction Bank	Working Capital	Jun 17, 10	1	5.31%	Pay monthly	Jun 17, 11	$3,019,917
China CITIC Bank1	Working Capital	26-May-10	1	5.31%	Pay monthly	26-May-11	2,264,937
Industrial and Commercial Bank of China2	Working Capital	12-Nov-10	0.5	5.96%	Pay monthly	12-May-11	1,509,958
Total							$6,794,812

1	The Company has repaid $2,264,937 of short-term borrowings to China CITIC Bank on May 26, 2011.

2
The Company has repaid $1,509,958 of short-term borrowings to Industrial and Commercial Bank of China on May 12, 2011, and Industrial and Commercial Bank of China loaned $1,509,958 to the Company again on that day at an annual interest rate of 6.31%, and maturity term of six months.

The Company must use the loans for the purpose described in the table. If the Company fails, it will be charged a penalty interest at 100% of the specified loan rate. The Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged a compounded interest at the specified rate. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of December 31, 2010, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of December 31, 2010:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	Jan-11	$9,895,511
Working Capital	3-6	Feb-11	8,911,018
Working Capital	3-6	Mar-11	8,755,190
Working Capital	3-6	Apr-11	7,695,351
Working Capital	3-6	May-11	9,653,163
Working Capital	3-6	Jun-11	7,880,641
Total			$52,790,874

The Company must use notes payable for the purpose described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of December 31, 2010, and will continue to comply with them.

Cash flows

(a)           Operating activities

Compared with the net cash generated from operations during the year ended December 31, 2009 and 2008 of $34,956,534 and $16,373,966, respectively, net cash generated from operations during the year ended December 31, 2010 was $38,552,161. Operating income increased for all periods.

The primary factors for the increase for cash generated from operations were the increased gross profit and certain suppliers accepting installment payment schedules rather than paying at one time. These factors were offset by accepting installment payment schedules with certain customers.

For the years ended December 31, 2010, 2009 and 2008, according to the terms of payment and prepayment between customers and the Company, the credit terms on sale of goods between customers and the Company generally ranged from 3 - 4 months, which resulted in increased accounts receivable as sales increased. Therefore, cash flow decreased in the amount of approximately $14.5 million, $44 million and $7 million in each period, respectively. The Company believes that this is a normal capital circulation and it will not have a material adverse effect on future cash flows. During the years ended December 31, 2010, 2009 and 2008, according to the terms of payment between customers and the Company, customers can choose to pay for goods with a bank bill. Therefore, cash flow decreased in the amount of approximately $18.6 million, $15 million and $2.3 million in each period respectively. Since the notes receivable were based on credit standing with the respective bank, they may be turned into cash any time the Company elects, if necessary. Therefore, the increase of notes receivable will not have a material adverse effect on the Company’s future operating activities.

(b)           Investing activities

The Company expended $32,596,741 in investment activities during the year ended December 31, 2010, as compared to $17,335,687 and $22,356,060 during the years ended December 31, 2009 and 2008.

During the years ended December 31, 2010, 2009, and 2008, the Company invested cash for equipment purchases and building facilities to expand production to meet market needs. Cash used for equipment purchases and building facilities in 2010, 2009 and 2008 were $28,024,638, $17,498,957 and $12,245,383, respectively.

For the year ended December 31, 2010, the Company invested $3,095,414 in Beijing to set up a jointly operated company with Beijing Hainachuan to expand the market share of the Company.

For the year ended December 31, 2008, the Company purchased 35.5% equity interest of Henglong with $10,000,000 of cash and issuance of 3,023,542 shares of common stock of the Company.

(c)           Financing activities

During the years ended December 31, 2010 and 2009, the Company expended $1,394,578 and $11,290,625 in financing activities, respectively, and provided $21,981,953 through financing activities for the year ended December 31, 2008.

During the year ended December 31, 2010, the Company acquired net cash of $1,420,279 from the bank. For the years ended December 31, 2009 and 2008, the Company repaid bank loans of $2,196,367 and $7,567,697.

During the years ended December 31, 2010, 2009, and 2008, the Company’s subsidiaries in China paid dividends of $3,614,252, $4,176,583 and $6,198,489 to their minority interest holders.

As of December 31, 2009, the Company repaid YA Global $5,000,000 for its Convertible Notes upon its request, for the year ended December 31, 2008, the Company issued $30,000,000 and $5,000,000 Convertible Notes to Lehman Brothers Commercial Corporation Asia Limited, LBCCA, and YA Global Investments, L.P., YA Global, respectively.

Off-balance Sheet Arrangements

At December 31, 2010, 2009, and 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Commitments and Contingencies

The following table summarizes the Company’s contractual payment obligations and commitments as of December 31, 2010:

	Payment Obligations by Period
	2011	2012	2013	2014	Thereafter	Total
Obligations for service agreements	$110,000	$—	$—	$—	$—	$110,000
Obligations for purchasing agreements	13,692,597	1,677,531	—	—	—	15,370,128
Interest and make-whole on Convertible Notes	7,406,000	—	—	—	—	7,406,000
Total	$21,208,597	$1,677,531	$—	$—	$—	$22,886,128

Subsequent Events

On March 1, 2011, an investor converted $6,428,571 principal amount of the Convertible Notes at a conversion price of $7.0822 per share, and the Company issued 907,708 shares of its common stock to the investor. No additional consideration was paid for the conversion of the convertible notes into common stock. After conversion, the investor returned such Convertible Note to the Company for cancellation.

Inflation and Currency Matters

China’s economy has experienced rapid growth recently. Rapid economic growth could lead to growth in the money supply and rising inflation. If prices for the Company’s products rise at a rate that is insufficient to compensate for the rise in the cost of supplies, it may harm the Company’s profitability. In order to control inflation in the past, the Chinese government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such policies can lead to a slowing of economic growth. Rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase the Company’s costs and also reduce demand for the Company’s products.

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. During 2010, the Company supplied products to North America and settled in cash in U.S. dollars. As a result, appreciation or currency fluctuation of the RMB against the U.S. dollar would increase the cost of export products, and adversely affect the Company’s financial performance.

In July 2005, the Chinese government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During July 2005 to December 2010, the exchange rate between RMB and U.S. dollar appreciated from RMB 1.00 to US$0.1205 to RMB 1.00 to US$0.1510. This significant appreciation of the RMB may continue for in the near term, as the Chinese government attempts to slow the rate of inflation in the PRC. Significant appreciation of the RMB is likely to decrease the income of export products, thus decreasing the Company’s cash flow.

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

The Company considers an accounting estimate to be critical if:

•	It requires the Company to make assumptions about matters that were uncertain at the time it was making the estimate, and

•	Changes in the estimate or different estimates that the Company could have selected would have had a material impact on the Company’s financial condition or results of operations.

The table below presents information about the nature and rationale for the Company critical accounting estimates:

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors
Accrued liabilities and other long-term liabilities	Warranty obligations	Estimating warranty requires the Company to forecast the resolution of existing claims and expected future claims on products sold. VMs (Vehicle Manufacturer) are increasingly seeking to hold suppliers responsible for product warranties, which may impact the Company’s exposure to these costs.	The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	• VM (Vehicle Manufacturer) sourcing • VM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments
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
Estimating the provision for doubtful accounts and notes receivable requires the Company to analyze and monitor each customer’s credit standing and financial condition regularly. The Company grants credit to its customers, generally on an open account basis. It will have material adverse effect on the Company’s cost disclosure if such assessment were improper.

The Company grants credit to its customers for three to four months based on each customer’s current credit standing and financial data. The Company assesses allowance on an individual customer basis, under normal circumstances. The Company records provision for bad debts based on specific identification methods.
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
• Tax law changes • Variances in future projected profitability, including by taxing entity

Convertible notes payable, warranty liabilities, compound derivative liabilities	Warranty liabilities and compound derivative liabilities	The Company is required to estimate the fair value of warranty liabilities and compound derivative liabilities at conception and completion of each reporting period.
The Company uses Black-Scholes option pricing model to determine fair value of warrant; uses Monte Carlo simulation (“MCS”) valuation techniques to determine fair value of compound derivative liabilities.
• Expected volatility • Risk-free rate •interest market risk •Credit risk • Redemption activities before maturity

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the effects that market risk exposures may have.

Foreign Currency Risk

The Company’s reporting currency is the U.S. dollar and the majority of its revenues will be settled in RMB and U.S. dollars. Most of the Company’s assets are denominated in RMB except for cash and accounts receivable. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB.

The value of the RMB fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the RMB is not readily convertible into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of RMB into foreign currencies such as the U.S. dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On December 31, 2010 and 2009, the exchange rates of RMB against U.S. dollar were 6.6227 and 6.8282, respectively. This floating exchange rate, and any appreciation of the RMB that may result from such rate, could have various adverse effects on the Company’s business.

The Company’s currency exchange rate risks come primarily from the sales of products to international customers. If the RMB appreciates against foreign currencies, it will make the Company’s sales income decrease. In order to mitigate the currency exchange rate risk, the Company has inserted a currency exchange rate fluctuation compensation provision in its sales contracts with its international customers to the effect that both parties will bear 50% of such loss when the fluctuation is over 8% within that contract year.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not require collateral or other security to support client receivables since most of its customers are large, well-established companies. The Company's credit risk is also mitigated because its customers are all selected enterprises supported by the local government. Two customer accounted for more than 10% of the Company’s consolidated revenues in 2010, which consisted of Chery Automobile Co., Ltd. and BYD Automobile Co., Ltd., which accounted for 12.3% and 11.0%, respectively.  The Company maintains an allowance for doubtful accounts for any potential credit losses related to its trade receivables. The Company does not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies and the Company does not hold or issue derivative financial instruments for trading or speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

The following financial statements are set forth at the end of this Annual Report.

1.	Report of Registered Public Accounting Firm, PricewatershouseCoopers Zhong Tian CPAs Limited Company

2.	Report of Registered Public Accounting Firm, Schwartz Levitsky Feldman LLP

3.	Consolidated Balance Sheets as of December 31, 2010 and 2009

4.	Consolidated Statements of Income/(Loss) for the years ended December 31, 2010, 2009 and 2008

5.	Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2010, 2009 and 2008

6.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

7.	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

8.	Notes to Consolidated Financial Statements

9.	Financial Statement Schedule – Condensed Financial Information of Registrant

Selected Quarterly Financial Data

Selected quarterly financial data for the past two years are summarized in the following table.

	Quarterly Results of Operations
	First		Second		Third		Fourth
	2010	2009	2010	2009	2010	2009	2010	2009
	As Restated	As Restated	As Restated	As Restated	As Restated	As Restated		As Restated
Net Sales	$84,232,689	$44,697,446	$85,081,138	$62,484,279	$76,102,844	$64,654,369	$100,508,511	$83,761,459
Gross Profit	22,535,017	10,903,345	19,810,260	16,305,928	18,173,560	15,485,743	19,783,873	19,047,610
Operating Income /(loss)	15,890,489	7,092,507	13,712,956	11,660,281	12,171,373	9,654,436	12,272,586	8,525,170
Net Income/(loss)	(1,040,108)	1,901,559	30,418,967	9,925,476	18,285,666	(8,023,843)	15,252,777	(22,454,317)
Net income attributable to noncontrolling interest	3,066,343	1,383,697	2,811,362	2,653,651	2,350,280	2,036,762	2,951,204	1,715,636
Net income /(loss)attributable to Parent company	(4,106,451)	517,862	27,607,605	7,271,825	15,935,386	(10,060,605)	12,301,573	(24,169,953)
Earnings/(loss) Per Share attributable to Parent company
Basic	$(0.15)	$0.02	$0.88	$0.23	$0.51	$(0.37)	$0.39	$(0.89)
Diluted	$(0.15)	$0.02	$0.28	$0.23	$0.26	$(0.37)	$0.22	$(0.89)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As disclosed in the Company’s current reports on Form 8-K and Form 8-K/A filed on December 13, 2010 and January 7, 2011, respectively, the Company changed its independent registered public accountants effective for the fiscal year ended December 31, 2010. There were no disagreements or reportable events related to the change in accountants.

ITEM 9A.	CONTROLS AND PROCEDURES.

(A)    Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010.

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

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2010.  In making its assessment of internal control over financial reporting, management, under the supervision and with the participation of the chief executive officer and chief financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

On March 17, 2011, the Company announced that it had identified historical accounting errors relating to the accounting treatment of the Company’s Convertible Notes. The accounting errors have resulted in the misstatement of certain charges arising from fair value adjustments and other changes to derivative liabilities since the first quarter of 2009. The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. The Company’s review determined that the errors resulted from the Company’s failure to properly apply the requirements of Accounting Standard Codification (ASC) 815 (“ASC 815”), with respect to the conversion feature embedded in the convertible notes, effective January 1, 2009. Additionally, management has also identified accounting errors in accumulated depreciation and deferred tax assets reported and accrued payroll and related costs. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. After analyzing the size and timing of the errors, the Company determined that, in the aggregate, the errors were material and would require the Company to restate certain of its previously issued financial statements, including its previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2009, including restated comparative financial statements for 2008, and related auditors’ report, and unaudited interim consolidated financial statements as of and for the quarterly periods ended March 31, June 30 and September 30, 2010, including restated comparative financial statements for the respective quarterly periods in 2009.

The following material weaknesses in internal control over financial reporting have been identified as of December 31, 2010.

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

These flaws represented material weaknesses in the Company’s internal control over financial reporting as of December 31, 2010. For these reasons, Messrs. Wu and Li concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010.

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

The effectiveness of the Company's internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers ZhongTian CPAs Limited Company, an independent registered public accounting firm, as stated in their report which is included in Item 15 of this Form 10-K.

(C)     Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2010. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)

Hanlin Chen	53	Chairman of the Board

Robert Tung	54	Director

Guangxun Xu	60	Director

Bruce C. Richardson	53	Director

Qizhou Wu	46	Chief Executive Officer and Director

Jie Li	41	Chief Financial Officer

Yiu Wong Andy Tse	40	Senior Vice President

Shengbin Yu	57	Senior Vice President

Shaobo Wang	48	Senior Vice President

Yijun Xia	48	Vice President

Daming Hu	52	Chief Accounting Officer

Haimian Cai	47	Former Director

Biographies of Directors and Executive Officers

Directors

Hanlin Chen has served as the chairman of the board or directors and an executive officer since March 2003. Mr. Chen is a standing board member of Political Consulting Committee of Jingzhou City and vice president of Foreign Investors Association of Hubei Province. He was the general manager of Shashi Jiulong Power Steering Gears Co., Ltd. from 1993 to 1997. Since 1997, he has been the Chairman of the Board of Henglong Automotive Parts, Ltd. Mr. Hanlin Chen is the brother-in-law of the Company’s Senior Vice President, Mr. Andy Yiu Wong Tse.

Qizhou Wu has served as a director and an executive officer since September 2003, and the chief executive officer since September 2007. Prior to that position he served as the Chief Operating Officer since March 2003. He was the Executive General Manager of Jiulong from 1993 to 1999 and GM of Henglong Automotive Parts, Ltd. from 1999 to 2002. Mr. Wu graduated from Tsinghua University in Beijing with a Master’s degree in Automobile Engineering.

Robert Tung has been an independent director of the Company since September 2003 and a member of the Company’s Audit, Compensation and Nominating Committees. Mr. Tung is currently the president of Multi-Media Communications, Inc., and vice president of Herbal Blends International, LLC. Mr. Tung holds a M.S. in Chemical Engineering from the University of Virginia. Since 2003, Mr. Tung has been actively developing business in China. Currently, Mr. Tung is the China Operation Vice President of Iraq Development Company of Canada, a leading North American corporation engaging in oil field and infrastructure development in the Republic of Iraq. In addition, Mr. Tung holds the Grand China sales representative position of TRI Products, Inc., a well known North American iron ores and scrap metals supplier. Mr. Tung is also actively involved in minerals, iron ore and petroleum derivatives purchase and trading.

Guangxun Xu has served as an independent director of the Company since December 2009. Mr. Xu has also been an independent director of iNet School, a Korean company. Prior to that, he has been the Chief Representative of NASDAQ in China in the past two years and was a managing director with the NASDAQ Stock Market International, Asia for over 10 years. With a professional career in the finance field spanning over 25 years, Mr. Xu’s practice focuses on providing package services on US and UK listings, advising on and arranging for Private Placements, PIPEs and IPOs, pre-IPO restructuring, M&A, Corporate and Project Finance, corporate governance, post-IPOIR and compliance, Risk Control, etc. He holds an MBA from Middlesex University, London. He is also on the Audit Committee.

Bruce C. Richardson joined the Company as an independent director in December 2009. In November, 2010 Mr. Richardson joined Corin Group, a UK orthopedics firm, as China Managing Director. Prior to joining Corin Group, Mr. Richardson served as a manager with Redwood Capital from July 2009. Prior to joining Redwood Capital, he served as chief financial officer and company secretary of Dalian RINO Environmental Engineering from October 2007 until September 2008, and as a Managing Director of Xinhua Finance in Shanghai from April 2006 until September 2007. He began his career with Arthur Andersen in New York, where he worked from 1989 to 1994 before returning to China. Mr. Richardson earned a BA in Classics from the University of Notre Dame in 1980, and graduated with an MA in International Management from the University of Texas at Dallas in 1986. He was awarded a graduate study grant by the US National Academy of Sciences in 1987 and completed a year of post-graduate research on PRC accounting at People’s University in 1988. He is also the Chairman of the Audit Committee.

Haimian Cai was an independent director from September 2003 to December 2009, and also a member of the Company’s Audit, Compensation and Nominating Committees. Dr. Cai is a technical specialist in the automotive industry. Prior to that, Dr. Cai was a staff engineer in ITT Automotive Inc. Dr. Cai has written more than fifteen technical papers and co-authored a technical book regarding the Powder Metallurgy industry for automotive application. Dr. Cai has more than ten patents including pending patents. Dr. Cai holds a B.S. Degree in Automotive Engineering from Tsinghua University and a M.S. and Ph. D. in manufacturing engineering from Worcester Polytechnic Institute. Since December 2009, Mr. Cai has not served as Independent Director and a member of the Company’s Audit Committee, Compensation and Nominating Committees, because he was nominated as vice president of the Company.

Executive Officers

Jie Li has served as the chief financial officer since September 2007. Prior to that position he served as the corporate secretary from December 2004. Prior to joining the Company in September 2003, Mr. Li was the assistant president of Jingzhou Jiulong Industrial Inc. from 1999 to 2003 and the general manger of Jingzhou Tianxin Investment Management Co. Ltd. from 2002 to 2003. Mr. Li has a Bachelor's degree from the University of Science and Technology of China. He also completed his graduate studies in economics and business management at the Hubei Administration Institute.

Yiu Wong Andy Tse has served as a senior vice president of the Company since March 2003. He has also served as chairman of the board of Shenyang. He was the vice GM of Jiulong from 1993 to 1997 and the vice GM of Henglong. Mr. Tse has over 10 years of experience in automotive parts sales and strategic development. Mr. Tse has an MBA from the China People University. He is brother in-law to Hanlin Chen

Shengbin Yu has served as a senior vice president of the Company and had overall charge of the production since March 2003. Mr. Yu was the Vice-G.M. of Jiulong from 1993 to 1996 and Executive Vice-G.M. of Henglong from 1997 to 2003.

Shaobo Wang has served as a senior vice president of the Company and had overall charge of the technology since March 2003. He was the Vice-G.M. of Jiulong from 1993 to 2003. Mr. Wang graduated from Tsinghua University in Beijing with a bachelor degree in Automobile Engineering.

Yijun Xia has served as a vice president of the Company since December 2009. He has also served as the general manager of the Henglong since April 2005. Prior to that position he served as the Vice-G.M. of Henglong from December 2002. Mr. Xia graduated from Wuhan University of Water Transportation Engineering with a bachelor degree in Metal Material and Heat Treatment.

Daming Hu has served as the chief accounting officer since September 2007 and had overall charge of the financial report. During March 2003 to August 2007, he served as Chief Financial Officer of the Company. Mr. Hu was the Finance Manager of Jiulong from 1996 to 1999 and Finance Manager of Heng Long from 1999 to 2002. Mr. Hu graduated from Zhongnan University of Economics and Law with bachelor’s degree in accounting.

Board Composition and Committees

Audit Committee and Independent Directors

The Company has a standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act, as amended. The Audit Committee is operated under a written charter. The Audit Committee consists of the following individuals, all of whom the Company considers to be independent, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence: Robert Tung, Guangxun Xu, Bruce C. Richardson, and William Thomson. Mr. William Thomson was the Chairman of the Audit Committee until he ceased to be a director of the Company as of July 8, 2010 and Bruce C. Richardson is now the Chairman of the Audit Committee. The Board has determined that Mr. William Thomson and Bruce C. Richardson are the Audit Committee financial experts, as defined in Item 407(d)(5) of Regulation S-K, serving on the Company’s audit committee.

Compensation Committee

The Company has a standing Compensation Committee of the Board of Directors. The Compensation Committee is responsible for determining compensation for the Company’s executive officers. Four of the Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Robert Tung, Guangxun Xu, Bruce C. Richardson, and William Thomson, served on the Compensation Committee until July 8, 2010 when William Thomson ceased to be a director of the Company. Since July 8, 2010, Mr. Robert Tung has been the Chairman of the Compensation Committee. The Board has determined that all members of the Compensation Committee are independent directors under the rules of the Nasdaq Stock Market, as applicable. The Compensation Committee administers the Company’s benefit plans, reviews and administers all compensation arrangements for executive officers, and establishes and reviews general policies relating to the compensation and benefits of the Company’s officers and employees. The Compensation Committee operates under a written charter that is made available on the Company’s website, www.caasauto.com.

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

Nominating Committee

The Company has a standing Nominating Committee of the Board of Directors. Director candidates are nominated by the Nominating Committee. The Nominating Committee will consider candidates based upon their business and financial experience, personal characteristics, and expertise that are complementary to the background and experience of other Board members, willingness to devote the required amount of time to carry out the duties and responsibilities of Board membership, willingness to objectively appraise management performance, and any such other qualifications the Nominating Committee deems necessary to ascertain the candidates’ ability to serve on the Board. The Nominating Committee will not consider nominee recommendations from security holders, other than the recommendations received from a security holder or group of security holders that beneficially owned more than five (5) percent of the Company’s outstanding common stock for at least one year as of the date the recommendation is made. Four of the Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Robert Tung, Guangxun Xu, Bruce C. Richardson, and William Thomson served on the Nominating Committee until July 8, 2010 when William Thomson ceased to be a director of the Company. Since December 17, 2009, Mr. Guangxun Xu has been the Chairman of the Nominating Committee.

Stockholder Communications

Stockholders interested in communicating directly with the Board of Directors, or individual directors, may email the Company’s independent director Mr. Bruce C. Richardson at bcrichardson@hotmail.com.Mr. Richardson will review all such correspondence and will regularly forward to the Board copies of all such correspondence that deals with the functions of the Board or committees thereof or that he otherwise determines requires their attention. Directors may at any time review all of the correspondence received that is addressed to members of the Board of Directors and request copies of such correspondence. Concerns relating to accounting, internal controls or auditing matters will immediately be brought to the attention of the Audit Committee and handled in accordance with procedures established by the Audit Committee with respect to such matters.

Family Relationships

Mr. Hanlin Chen and Mr. Yiu Wong Andy Tse are brothers-in-law.

Code of Ethics and Conduct

The Board of Directors has adopted a Code of Ethics and Conduct which is applicable to all officers, directors and employees. The Code of Ethics and Conduct was filed as an exhibit to the Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 25, 2010.

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

ITEM 11	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

In 2003, the Board of Directors established a Compensation Committee consisting only of independent Board members, which is responsible for setting the Company’s policies regarding compensation and benefits and administering the Company’s benefit plans. At the end of fiscal year 2010, the Compensation Committee consisted of Robert Tung, Guangxun Xu, and Bruce Carlton Richardson. The members of the Compensation Committee approved the amount and form of compensation paid to executive officers of the Company and set the Company’s compensation policies and procedures during these periods.

The primary goals of the Company’s compensation committee with respect to executive compensation are to attract and retain highly talented and dedicated executives and to align executives’ incentives with stockholder value creation. The Compensation Committee evaluates individual executive’s work experience, time and involvement in the Company, position and personal performance, all with a goal to setting compensation levels that are comparable with executives at companies that are of the same size and stage of development and operate in the same area and industry.

The Compensation Committee will conduct an annual review of the aggregate level of the Company’s executive compensation, as well as the mix of elements used to compensate the Company’s executive officers. The Company compares compensation levels with amounts currently being paid to executives at similar companies in the same area and the same industry. Most importantly, the Company compares compensation levels with local practices in China. The Company believes that its compensation levels are competitive with local conditions.

Elements of compensation

The Company’s executive compensation consists of the following elements:

Base Salary
Base salaries for the Company’s executives are established to be amounts of compensation that are similar to those paid by other companies to executives in similar positions and with similar responsibilities. Base salaries are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The Compensation Committee established a salary structure to determine base salaries and is responsible for initially setting executive officer compensation in employment arrangements with each individual. The base salary amounts are intended to reflect the Company’s philosophy that the base salary should attract experienced individuals who will contribute to the success of the Company’s business goals and represent cash compensation that is commensurate with the compensation of individuals at similarly situated companies.

The Company’s Board of Directors and Compensation Committee have approved the current salaries for executives: $150,000 for the Chairman, $100,000 for the CEO, and $60,000 for other officers in 2010.

Performance Bonus

a.	Grantees: Hanlin Chen, Qizhou Wu, Shengbin Yu, Shaobo Wang, Andy Tse, Jie Li, and Daming Hu;
b.
Conditions: (i) based on the Company’s consolidated financial statements, the year over year growth rates of net sales, net profits and earnings per share for 2010 must exceed 20%; and (ii) the average growth rate of the foregoing indicators must exceed that of China auto industry in 2010 published by CAAM;

c.	Bonus: 50% of each officer’s annual salary in 2010.

Awards for performance bonus of $305,000 were accrued in 2010 and have not been paid by the end of 2010.

Stock Option Awards

The stock options plan proposed by management, which aims to incentivize and retain core employees, to meet employees’ benefits, the Company’s long term operating goals and shareholder benefits, was approved at the 2004 Annual Meeting of Stockholders, and the maximum common shares for issuance under this plan is 2,200,000 with a period of 10 years.

The Company has not granted any stock option to management in 2010 and 2009. The stock option granted for management in 2008 was as follows, which was approved by the Board of Directors and Compensation Committee.

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
(i)	On December 10, 2008, 1/3 of the granted stock option shall be vested and become exercisable
(ii)	On December 10, 2009, another 1/3 of the granted stock option shall be vested and become exercisable
(iii)	On December 10, 2010, remaining 1/3 of the granted stock option shall be vested and become exercisable

Other Compensation

Other than the base salary for the Company’s executive officers, the performance bonus and the stock option awards referred to above, the Company does not have any other benefits and perquisites for its executive officers. However, the Compensation Committee in its discretion may provide benefits and perquisites to these executive officers if it deems advisable to do so.

Compensation Committee

The Company has a standing Compensation Committee of the Board of Directors as described under Item 10(c) above. The Compensation Committee is responsible for determining compensation for the Company’s executive officers. Four of the Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Robert Tung, Guangxun Xu, Bruce C. Richardson, and William Thomson, served on the Compensation Committee until July 8, 2010 when William Thomson ceased to be a director of the Company. Since July 8, 2010, Mr. Robert Tung has been the Chairman of the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers has served as a member of a compensation committee, or other committee serving an equivalent function, of any other entity whose executive officers serve as a director of the Company or member of the Company’s compensation committee.

Compensation Committee Report

The Compensation Committee of the Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on the Company’s Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Company’s Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the SEC.

The foregoing report is provided by the following directors, who constitute the Compensation Committee: Robert Tung, Guangxun Xu, and Bruce C. Richardson.

Compensation Tables

Executive Officers

The compensation that executive officers received for their services for fiscal years ended 2010, 2009 and 2008 were as follows:

Name and principal position	Year	Salary1	Bonus2	Option awards3	Total
Hanlin Chen (Chairman)	2010	$150,000	$75,000	$—	$225,000
	2009	$150,000	$75,000	$—	$225,000
	2008	$150,000	$—	$—	$150,000

Qizhou Wu (CEO)	2010	$100,000	$50,000	$—	$150,000
	2009	$100,000	$50,000	$—	$150,000
	2008	$100,000	$—	$—	$100,000

Jie Li (CFO)	2010	$60,000	$30,000	$—	$90,000
	2009	$60,000	$30,000	$—	$90,000
	2008	$60,000	$—	$38,654	$98,654

Haimian Cai (Vice President)	2010	$96,000	$—	$—	$96,000
	2009	$40,000	$96,000	$65,550	$201,550
	2008	$34,000	$—	$51,225	$85,225

Shengbin Yu (Senior Vice President)	2010	$60,000	$30,000	$—	$90,000
	2009	$60,000	$30,000	$—	$90,000
	2008	$60,000	$—	$—	$60,000

1
Salary – The Company’s Board of Directors and Compensation Committee have approved the current annual salaries for executives: $150,000 for the Chairman, $100,000 for the CEO, and $60,000 for other officers in 2010.

2	Performance Bonus – Awards for performance bonus of $305,000 were accrued in 2010 and have not been paid by the end of 2010.
a.	Grantees: Hanlin Chen, Qizhou Wu, Shengbin Yu, Shaobo Wang, Andy Tse, Jie Li, and Daming Hu;
b.
Conditions: (i) based on the Company’s consolidated financial statements, the year over year growth rates of net sales and net profits for 2010 must exceed 20%; and (ii) the average growth rate of the foregoing indicators must exceed the rate in the China auto industry in 2010 published by CAAM;

c.	Bonus: 50% of each officer’s annual salary in 2010.
3
Stock Option Awards – The stock options plan proposed by management, which aims to incentivize and retain core employees, to meet employees’ benefits, the Company’s long term operating goals and shareholder benefits, was approved at the 2004 Annual Meeting of Stockholders, and the maximum common shares for issuance under this plan is 2,200,000 with a period of 10 years.

The Company has not granted any stock option to management in 2010 and 2009. The stock option granted for management in 2008 was as follows, which was approved by the Board of Directors and Compensation Committee.
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
(i)	On December 10, 2008, 1/3 of the granted stock option shall be vested and become exercisable
(ii)	On December 10, 2009, another 1/3 of the granted stock option shall be vested and become exercisable
(iii)	On December 10, 2010, remaining 1/3 of the granted stock option shall be vested and become exercisable
In accordance with ASC Topic 718 (formerly SFAS No. 123R), the cost of the above mentioned stock options issued to management was measured on the grant date based on their fair value. The fair value is determined using the Black-Scholes option pricing model and certain assumptions. Please see Note 24 to the Consolidated Financial Statements under Item 15 of this Annual Report for more details.
For detailed information on option exercises and stock vested, please see Note 24 to the Consolidated Financial Statements under Item 15 of this Annual Report for more details.

Compensation for Directors

Based on the number of the board of directors’ service years, workload and performance, the Company decides on their pay. The management believes that the pay for the members of the Board of Directors was appropriate as of December 31, 2010. The compensation that directors received for serving on the Board of Directors for fiscal year 2010 was as follows:

Name	Fees earned or paid in cash	Option awards1	Total
William E. Thomson	$23,000	$-	$23,000
Robert Tung	$40,000	$115,125	$155,125
Guangxun Xu	$30,000	$115,125	$145,125
Bruce C. Richardson	$32,000	$115,125	$147,125

1
Other than the cash payment based on the number of a director’s service years, workload and performance, the Company grants 7,500 option awards to each director every year. In accordance with ASC Topic 220 (formerly SFAS No. 123R), the cost of the above mentioned stock options issued to directors was measured on the grant date based on their fair value. The fair value is determined using the Black-Scholes option pricing model and certain assumptions. Please see Note 24 to the Consolidated Financial Statements under Item 15 of this Annual Report for more details.

The cost of the above-mentioned compensation paid to directors was measured based on investment, operating, technology, and consulting services they provided. All other directors did not receive compensation for their service on the Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose of or direct the disposition of, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 28,083,534 shares of common stock outstanding at June 28, 2011.

Name/Title	Total Number of Shares	Percentage Ownership
Hanlin Chen, Chairman1	17,767,314	63.27%
Qizhou Wu, CEO and Director	1,399,736	4.98%
Jie Li, CFO	5,133	0.02%
Li Ping Xie2	17,767,314	63.27%
Tse, Yiu Wong Andy, Sr. VP, Director	372,704	1.33%
Shaobo Wang, Sr. VP	156,104	0.56%
Shengbin Yu, Sr. VP	207,429	0.74%
Yijun Xia, VP	3,734	0.01%
Daming Hu, CAO	9,000	0.03%
Robert Tung, Director	—	—%
Haimian Cai, Director	3,750	0.01%
William E. Thomson, Director	—	—%
Wiselink Holdings Limited3	3,023,542	10.77%
All Directors and Executive Officers (12 persons)	19,924,904	70.95%

1	Includes 1,491,425 shares of common stock beneficially owned by Mr. Chen’s wife, Ms. Xie and 3,023,542 beneficially held in Wiselink Holdings Limited.
2	Includes 13,252,347 shares of common stock beneficially owned by Ms. Xie’s husband, Mr. Chen and 3,023,542 beneficially held in Wiselink Holdings Limited.
3	Wiselink Holdings Limited is a company controlled by Mr. Chen.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the information required by Item 13 please refer to Consolidated Financial Statements notes 2 and 32 “ Certain Relationships And Related Transactions ” and “ Related Party Transactions. ”

The Company’s Audit Committee’s charter provides that one of its responsibilities is to review and approve related party transactions defined as those transactions required to be disclosed under Item 404 of Regulation S-K of the rules and regulations under the Exchange Act. Although the Company does not currently have a formal written set of policies and procedures for the review, approval or ratification of related person transactions, the Company does have written procedures in place to identify related party transactions that may require Audit Committee approval. These procedures include submission of a forecast summary of transactions with related parties annually. Where a related party transaction is identified, the Audit Committee reviews and, where appropriate, approves the transaction based on whether it believes that the transaction is at arms length and contains terms that are no less favorable than what the Company could have obtained from an unaffiliated third party.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees for professional audit services rendered by Schwartz Levitsky Feldman LLP for the audit of the Company’s annual financial statements, and fees billed for other services for the fiscal years 2010 and 2009. The Audit Committee has approved all of the following fees.

	Fiscal Year Ended
	2010	2009
Audit Fees	$78,000	$265,000
Audit-Related Fees1	—	—
Tax Fees2	—	8,400
Total Fees Paid	$78,000	$273,400
1	Includes accounting and reporting consultations related to financial and internal control procedures.
2	Includes fees for service related to tax compliance services, preparation and filing of tax returns and tax consulting services.

The following table sets forth the aggregate fees for professional audit services rendered by PricewaterhouseCoopers Zhong Tian CPAs Limited Company (“PwC”) for the audit of the Company’s annual financial statements, and fees billed for other services for the fiscal years 2010 and 2009. The Audit Committee has approved all of the following fees.

	Fiscal Year Ended
	2010	2009
Audit Fees	$823,000	$—
Audit-Related Fees1	—	—
Tax Fees2	—	—
Total Fees Paid	$823,000	$—
1	Includes accounting and reporting consultations related to financial and internal control procedures.
2	Includes fees for service related to tax compliance services, preparation and filing of tax returns and tax consulting services.

Audit Committee’s Pre-Approval Policy

During the fiscal years ended December 31, 2010, 2009 and 2008, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

1.	Report of Independent Registered Public Accounting Firm, PricewatershouseCoopers Zhong Tian CPAs Limited Company

2.	Report of Registered Public Accounting Firm, Schwartz Levitsky Feldman LLP

3.	Consolidated Balance Sheets as of December 31, 2010 and 2009

4.	Consolidated Statements of Income (Loss) for the years ended December 31, 2010, 2009 and 2008

5.	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008

6.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

7.	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

8.	Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

I	Condensed Financial Information of Registrant

Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002)

10.5
Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10Q Quarterly Report on May 10, 2006)

10.6
Securities Purchase Agreement dated February 1, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.7	Securities Purchase Agreement dated February 15, 2008 between the Company and the investors. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.8
Escrow Agreement dated February 15, 2008 among us, U.S. Bank National Association, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.9
Registration Rights Agreement dated February 15, 2008 among us, Lehman Brothers Commercial Corporation Asi Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.10
Senior Convertible Note dated February 15, 2008 in the original principal amount of $8,571,429 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.11
Senior Convertible Note dated February 15, 2008 in the original principal amount of $6,428,571 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.12
Senior Convertible Note dated February 15, 2008 in the original principal amount of $15,000,000 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.13
Closing Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.14
Escrow Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.15
Senior Convertible Note dated February 15, 2008 in the original principal amount of $1,428,571 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.16
Senior Convertible Note dated February 15, 2008 in the original principal amount of $1,071,429 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.17
Senior Convertible Note dated February 15, 2008 in the original principal amount of $2,500,000 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.18
Closing Warrant to purchase 94,133 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.19
Escrow Warrant to purchase 94,133 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

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

21	Schedule of Subsidiaries*

23.1	Consent of PricewaterhouseCoopers Zhong Tian CPAs Limited Company*

23.2	Consent of Schwartz Levitsky Feldman LLP*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: June 28, 2011		/s/ Qizhou Wu

	Name:	Qizhou Wu

	Title:	Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 28, 2011		/s/ Hanlin Chen
	Name:	Hanlin Chen
	Title:	Chairman and Director

Dated: June 28 , 2011		/s/ Qizhou Wu
	Name:	Qizhou Wu
	Title:	Chief Executive Officer, President and Director

Dated: June 28, 2011		/s/ Jie Li
	Name:	Jie Li
	Title:	Chief Financial Officer

Dated: June 28, 2011		/s/ Daming Hu
	Name:	Daming Hu
	Title:	Chief Accounting Officer

Dated: June 28, 2011		/s/ Robert Tung
	Name:	Robert Tung
	Title:	Director

Dated: June 28, 2011		/s/ Guangxun Xu
	Name:	Guangxun Xu
	Title:	Director

Dated: June 28, 2011		/s/ Bruce C. Richardson
	Name:	Bruce C. Richardson
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
CHINA AUTOMOTIVE SYSTEMS, INC.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of China Automotive Systems, Inc. and its subsidiaries at December 31, 2010, and the results of their operations and their cash flows for the year in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") because material weaknesses in internal control over financial reporting related to 1) the Company did not have sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues, and to prepare and review financial statements and related disclosures under U.S. GAAP, and 2) the Company did not have formalized closing procedures and adequate period-end review procedures to ensure a) proper preparation of the period-end financial statement closing entries and b) consistency of application of accounting policies and completeness and accuracy of the financial statement disclosures, existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We do not express an opinion or any other form of assurance on management's statement referring to the management’s actions and plan to remediate the material weaknesses included in the management’s report on internal control over financial reporting.

/s/ PricewaterhouseCoopers Zhong Tian CPAs Limited Company
PricewaterhouseCoopers Zhong Tian CPAs Limited Company
Shanghai, People’s Republic of China
June 28, 2011

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

/s/ Schwartz Levitsky Feldman LLP
“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada March 16, 2010 except for note 2	Canada Chartered Accountants Licensed Public Accountants
which is as of June 23, 2011

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

China Automotive Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2010 and 2009

	December 31,
	2010	2009
		As Restated - note 2
ASSETS
Current assets:
Cash and cash equivalents	$49,424,979	$43,480,176
Pledged cash deposits	20,983,891	12,742,187
Accounts and notes receivable, net - unrelated parties	190,392,146	153,421,353
Accounts and notes receivable, net - related parties	5,466,842	1,441,939
Advance payments and others - unrelated parties	2,892,068	2,413,556
Advance payments and others - related parties	1,334,069	-
Inventories	36,870,272	27,415,697
Current deferred tax assets	3,199,117	3,866,353
Total current assets	310,563,384	244,781,261
Non-current assets:
Property, plant and equipment, net	75,380,747	58,529,447
Intangible assets, net	662,089	561,389
Other receivables, net - unrelated parties	2,450,970	998,808
Other receivables, net - related parties	350,464	65,416
Advance payment for property, plant and equipment - unrelated parties	1,839,537	3,789,724
Advance payment for property, plant and equipment - related parties	7,534,440	2,579,319
Long-term investments	3,162,136	79,084
Non-current deferred tax assets	3,271,594	2,998,124
Total assets	$405,215,361	$314,382,572
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$6,794,812	$5,125,802
Accounts and notes payable - unrelated parties	146,649,497	105,958,006
Accounts and notes payable - related parties	1,867,926	1,537,827
Convertible Notes payable	30,000,000	30,000,000
Compound derivative liabilities	25,271,808	45,443,506
Customer deposits	720,883	1,918,835
Accrued payroll and related costs	4,927,200	4,578,446
Accrued expenses and other payables	29,072,710	22,472,452
Accrued pension costs	3,851,988	3,778,187
Taxes payable	6,860,946	11,482,177
Amounts due to shareholders/directors	353,817	-
Total current liabilities	256,371,587	232,295,238
Long-term liabilities:
Advances payable	603,983	233,941
Total liabilities	256,975,570	232,529,179
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares Issued and Outstanding – None	$—	$—
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued and Outstanding – 27,175,826 shares and 27,046,244 shares at December 31, 2010 and 2009, respectively	2,717	2,704
Additional paid-in capital	28,565,153	27,515,064
Retained earnings-
Appropriated	8,767,797	8,324,533
Unappropriated	58,979,851	7,685,002
Accumulated other comprehensive income	15,957,500	11,187,733
Total parent company stockholders' equity	112,273,018	54,715,036
Non-controlling interests	35,966,773	27,138,357
Total stockholders' equity	148,239,791	81, 853,393
Total liabilities and stockholders' equity	$405,215,361	$314,382,572

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
Years Ended December 31, 2010, 2009 and 2008

	Year Ended December 31
	2010	2009	2008
		As Restated - note 2	As Restated - note 2
Net product sales
Unrelated parties	$334,264,680	$249,705,389	$158,503,876
Related parties	11,660,502	5,892,164	4,675,410
	345,925,182	255,597,553	163,179,286
Cost of product sold
Unrelated parties	246,369,792	179,856,225	113,807,269
Related parties	19,252,680	13,998,702	7,901,944
	265,622,472	193,854,927	121,709,213
Gross profit	80,302,710	61,742,626	41,470,073
Net gain on other sales	1,129,032	838,505	734,063
Operating expenses:
Selling expenses	9,363,875	7,892,540	5,007,878
General and administrative expenses	10,029,211	15,195,026	17,943,790
R&D expenses	7,991,252	2,561,170	2,255,892
Total Operating expenses	27,384,338	25,648,736	25,207,560
Operating income	54,047,404	36,932,395	16,996,576
Other income, net	543,242	94,534	1,067,309
Financial expenses	(3,360,837)	(7,883,714)	(3,048,713)
Gain (loss) on change in fair value of derivative	20,171,698	(43,074,327)	796,649
Income (loss) before income taxes	71,401,507	(13,931,112)	15,811,821
Income tax expense	8,484,205	4,720,013	455,830
Net income (loss)	62,917,302	(18,651,125)	15,355,991
Net income attributable to noncontrolling interest	11,179,189	7,789,746	5,111,861
Net income (loss) attributable to parent company	$51,738,113	$(26,440,871)	$10,244,130
Allocation to convertible notes holders	(6,994,306)	-	(1,328,374)
Net income (loss) attributable to parent company’s common shareholders	44,743,807	(26,440,871)	8,915,756
Net income (loss) attributable to parent company’s common shareholders per share –
Basic	$1.65	$(0.98)	$0.35
Diluted	$1.10	$(0.98)	$0.35
Weighted average number of common shares outstanding –
Basic	27,098,258	26,990,649	25,706,364
Diluted	31,565,422	26,990,649	25,706,453

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2010, 2009 and 2008

	Year Ended December 31
	2010	2009	2008
		As Restated - note 2	As Restated - note 2

Net income (loss)	$62,917,302	$(18,651,125)	$15,355,991
Other comprehensive income:
Foreign currency translation gain, net of tax	5,707,902	82,638	6,571,019
Comprehensive income (loss)	68,625,204	(18,568,487)	21,927,010
Comprehensive income attributable to noncontrolling interest	12,117,324	7,812,156	6,544,838
Comprehensive income (loss) attributable to parent company	$56,507,880	$(26,380,643)	$15,382,172

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
		As Restated - note 2	As Restated - note 2

Common Stock
Balance at January 1	$2,704	$2,698	$2,396
Issuance of common stock	—	—	302
Exercise of stock option	13	6	—
Balance at December 31	$2,717	$2,704	$2,698

Additional paid-in capital
Balance at January 1	$27,515,064	$26,648,154	$30,125,951
Issuance of common stock	—	—	22,089,698
Issuance of stock options	595,402	446,676	345,426
Exercise of stock option	454,687	420,234	—
Purchase 35.5% equity interest in Jingzhou Henglong held by related party	—	—	(25,912,921)
Balance at December 31	$28,565,153	$27,515,064	$26,648,154

Retained earnings—Appropriated
Balance at January 1	$8,324,533	$7,525,777	$7,525,777
Appropriation of retained earnings	443,264	798,756	—
Balance at December 31	$8,767,797	$8,324,533	$7,525,777

Unappropriated
Balance at January 1 – as previously reported	$7,685,002	$34,060,876	$23,816,746
Accumulated effect of adopted ASC815-40	—	863,753	—
Balance at January 1 – as adjusted	7,685,002	34,924,629	23,816,746
Net income (loss)	51,738,113	(26,440,871)	10,244,130
Appropriation of retained earnings	(443,264)	(798,756)	—
Balance at December 31	$58,979,851	$7,685,002	$34,060,876

Accumulated Other Comprehensive Income
Balance at January 1	$11,187,733	11,127,505	$5,989,463
Net foreign currency translation adjustment	4,769,767	60,228	5,138,042
Balance at December 31	$15,957,500	$11,187,733	$11,127,505
Total parent company stockholders' equity	$112,273,018	$54,715,036	$79,365,010

Non-controlling interest
Balance at January 1	$27,138,357	$23,270,820	$23,174,071
Net foreign currency translation adjustment	938,135	22,410	1,432,977
Net income	11,179,189	7,789,746	5,111,861
Distribution of retained earnings	(3,288,908)	(3,944,619)	(1,016,733)
Capital contribution	—	—	745,723
Related party sold its 35.5% equity interest in Jingzhou Henglong	—	—	(6,177,079)
Balance at December 31	$35,966,773	$27,138,357	$23,270,820
Total stockholders' equity	$148,239,791	$81,853,393	$102,635,830

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008

	Year Ended December 31
	2010	2009	2008
		As Restated - note 2	As Restated - note 2

Cash flows from operating activities:
Net income (loss)	$62,917,302	$(18,651,125)	$15,355,991
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	595,402	446,676	345,426
Depreciation and amortization	9,497,618	8,684,169	9,924,992
Deferred income taxes	620,880	(1,676,731)	(704,430)
Provision for inventories	431,652	1,031,751	17,304
Provision (Reversal) for doubtful accounts	(2,373,520)	901,680	1,030,738
Amortization for discount of Convertible Notes payable	—	3,891,148	138,432
(Gain) Loss on change in fair value of derivative	(20,171,698)	43,074,327	(796,649)
Loss on disposal of fixed assets	690,256	22,970	34,874
Other operating adjustments	14,810	(235,076)	(32,341)
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged cash deposits	(7,656,455)	(5,994,298)	(1,776,424)
Accounts and notes receivable	(33,055,864)	(58,735,311)	(9,335,776)
Advance payments and other	(1,721,067)	(968,719)	(417,973)
Inventories	(8,679,749)	(1,849,579)	(4,972,389)
Increase (decrease) in:
Accounts and notes payable	36,821,221	48,178,260	8,319,472
Customer deposits	(1,232,590)	1,682,384	89,046
Accrued payroll and related costs	206,373	1,055,134	(201,499)
Accrued expenses and other payables	6,295,860	8,375,518	3,526,628
Accrued pension costs	(45,692)	(31,847)	(69,998)
Taxes payable	(4,963,593)	5,755,520	(3,974,905)
Advances payable	361,015	(317)	(126,553)
Net cash provided by operating activities	38,552,161	34,956,534	16,373,966
Cash flows from investing activities:
(Increase) decrease in other receivables	(1,695,321)	207,014	(353,834)
Cash received from equipment sales	383,924	280,270	368,707
Cash paid to acquire property, plant and equipment	(28,024,638)	(17,498,957)	(12,245,383)
Cash paid to acquire intangible assets	(165,292)	(324,014)	(125,550)
Equity investment	(3,095,414)	—	(10,000,000)
Net cash used in investing activities	(32,596,741)	(17,335,687)	(22,356,060)

Cash flows from financing activities:
Bank loans borrowed	8,215,091	6,590,317	5,545,314
Repayment of bank loans	(6,794,812)	(8,786,684)	(13,113,011)
Dividends paid to the minority interest holders of Joint-venture companies	(3,614,252)	(4,176,583)	(6,198,489)
Increase (decrease) in amounts due to shareholders/directors	344,695	(337,915)	2,416
Exercise of stock option	454,700	420,240	—
Capital contribution from the minority interest holders of Joint-venture companies	—	—	745,723
Issuance (redemption) of Convertible Notes	—	(5,000,000)	35,000,000
Net cash provided by (used in) financing activities	(1,394,578)	(11,290,625)	21,981,953
Cash and cash equivalents affected by foreign currency	1,383,961	36,579	1,626,357
Net change in cash and cash equivalents
Net increase in cash and cash equivalents	5,944,803	6,366,801	17,626,216
Cash and equivalents at beginning of year	43,480,176	37,113,375	19,487,159
Cash and equivalents at end of year	$49,424,979	$43,480,176	$37,113,375

The accompanying notes are an integral part of these consolidated financial statements

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2010, 2009 and 2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Year Ended December 31
	2010	2009	2008

Cash paid for interest	$2,044,713	$1,475,307	$1,266,204
Cash paid for income taxes	$6,685,443	$4,048,120	$4,126,048

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Year Ended December 31
	2010	2009	2008

Issuance of common stock to acquire 35.5% interest in Henglong's equity	$-	$-	$22,090,000

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

1.  Organization and Business

China Automotive Systems, Inc., “ China Automotive,” was incorporated in the State of Delaware on June 29, 1999 under the name of Visions-In-Glass, Inc. China Automotive, including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company.” The Company is primarily engaged in the manufacture and sale of automotive systems and components, as described below.

Great Genesis Holdings Limited, a company incorporated on January 3, 2003 under The Companies Ordinance in Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company.

Henglong USA Corporation, “HLUSA,” which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development support accordingly.

The Company owns the following aggregate net interests in seven Sino-foreign joint ventures, a wholly-owned subsidiary and two joint ventures organized in the PRC as of December 31, 2010, 2009, and 2008.

	2010	2009	2008

Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”	80.00%	80.00%	80.00%
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”	81.00%	81.00%	81.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”	70.00%	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”	51.00%	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	83.34%	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%	85.00%
Wuhu HengLong Auto Steering System Co., Ltd., “Wuhu”	77.33%	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd., “Hengsheng”	100.00%	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center”	80.00%	80.00%	—
Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong”	50.00%	—	—

Jiulong was established in 1993 and is mainly engaged in the production of integral power steering gear for heavy-duty vehicles.

Henglong was established in 1997 and is mainly engaged in the production of rack and pinion power steering gear for cars and light duty vehicles.

On March 31, 2008, the Company’s wholly-owned subsidiary, Genesis, and Wiselink Holdings Limited, “Wiselink,” both controlled by Hanlin Chen, Chairman of the Company and his family, entered into an equity transfer agreement, the “Henglong Agreement,” pursuant to which Wiselink transferred and assigned its 35.5% equity interest in Henglong, one of the Company’s currently consolidated subsidiaries, to Genesis for a total consideration of $32,090,000. The Company now holds an 80% equity interest in Henglong.

Under the terms of the Henglong Agreement, Genesis is deemed to be the owner of Henglong commencing from January 1, 2008. The Henglong acquisition is considered as a business combination of companies under common control and is accounted in a manner similar to that of pooling of interests.

In December 2009, Henglong, a subsidiary of Genesis, formed Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center,” which is mainly engaged in research and development of new products. The registered capital of Testing Center is RMB 30,000,000, approximately equivalent to $4,393,544.

Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

Zhejiang was established in 2002 to focus on power steering pumps.

USAI was established in 2005 and is mainly engaged in the production and sales of sensor modulars.

In 2008, Genesis and Shanghai Hongxi Investment Inc., “Hongxi,” the other shareholder of USAI, agreed to increase USAI’s capital to $2,600,000 from $1,800,000. The increased capital was wholly funded by Genesis. Therefore, the capital contributed by Genesis in USAI increased to $2,166,900 from $1,366,900, accounting for 83.34% of the total capital; while the capital contributed by Hongxi remained unchanged, accounting for 16.66% of the total capital.

Wuhu was established in 2006 and is mainly engaged in the production and sales of automobile steering systems.

Jielong was established in 2006 and is mainly engaged in the production and sales of electric power steering gear, “EPS.”

On March 7, 2007, Genesis established a wholly-owned subsidiary, Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng,” to engage in production and sales of automotive steering systems. The registered capital of Hengsheng is $10,000,000. On February 11, 2010, the registered capital of Hengsheng was increased to $16,000,000.

Beijing Henglong was established in 2010 and is mainly engaged in design, development and manufacture of both hydraulic and electric power steering systems and parts. According to the joint venture agreement, the Company does not have the voting control in Beijing Henglong, therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted by the equity method.

2.  Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its previously issued Annual Report on Form 10-K for the year ended December 31, 2009, including its consolidated financial statements, for matters related to the following previously reported items: cost of sales and sales expenses, accrued payroll and related costs, financial expenses and related liabilities (Convertible Notes payable and accrued interest); gain (loss) on the change in fair value of derivative liabilities; and derivative liabilities. The accompanying financial statements for the year ended December 31, 2009 have been restated to reflect those corrections. The opening retained earning as of January 1, 2009 has also been adjusted to reflect the adjustments that were made to accumulated depreciation, deferred tax assets and accrued payroll and its related cost. These adjustments were reflected in the Annual Report on Form 10-K/A for the year ended December 31, 2009.

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

3. Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the years ended December 31, 2010, 2009, and 2008, the accompanying consolidated financial statements include the accounts of the Company and its two subsidiaries and nine joint ventures, which are described in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company has no voting control in Beijing Henglong, thus such investment was accounted for using the equity method.

During early 2003, the Directors of the Company and the other joint venture partners in the Company’s Sino-foreign joint ventures executed “Act in Concert” agreements, resulting in the Company’s ownership of voting control in such Sino-foreign joint ventures. Consequently, effective January 1, 2003, the Company changed from equity accounting to consolidation accounting for its investments in Sino-foreign joint ventures for the year ended December 31, 2003. Prior to January 1, 2003, the Company used the equity method pursuant to the provision in ASC Topic 810 (formerly EITF 96-16), as described as follows.

Henglong was formed in 1997. The Company increased its shareholdings from 44.5% to 80% in 2008 and the remaining 20% is owned by Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd., “JLME.” The highest authority of the joint venture is the Board of Directors, which is comprised of five directors, four of which, 80%, are appointed by the Company, and one of which, 20%, is appointed by Jiulong Machinery and Electronic Manufacturing Co., Ltd., “JLME.” As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. Both the Chairman of the Board of Directors and general manager are appointed by the Company.

Jiulong was formed in 1993, with 81% owned and controlled by the Company, 10% owned by JLME, and 9% owned by Jingzhou Tianxin Investment Consulting Co., Ltd., “Tianxin.” The highest authority of the joint venture is the Board of Directors, which is comprised of five directors, four of which, 80%, are appointed by the Company, and one of whom, 20%, is appointed by JLME. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The Chairman of the Board of Directors is appointed by JLME. The general manager is appointed by the Company.

Shenyang was formed in 2002, with 70% owned and controlled by the Company, and 30% owned by Shenyang Automotive Industry Investment Corporation, “JB Investment.” The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of whom, 57%, are appointed by the Company, and three of whom, 43%, are appointed by JB Investment. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by the Company.

Zhejiang was formed in 2002, with 51% owned by Genesis, which is wholly-owned and controlled by the Company, and 49% owned by Zhejiang Vie Group, “ZVG.” The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of whom, 57%, are appointed by the Company and three of whom, 43%, are appointed by ZVG. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The Chairman of the Board of Directors is appointed by ZVG. The general manager is appointed by the Company.

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

Jielong was formed in April 2006, with 85% owned by the Company, and 15% owned by Hong Kong Tongda, “Tongda.” The highest authority of the joint venture is the Board of Directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, and one of whom, 33%, is appointed by Tongda. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by the Company.

Wuhu was formed in May 2006, with 77.33% owned by the Company, and 22.67% owned by Wuhu Chery Technology Co., Ltd., “Chery Technology.” The highest authority of the joint venture is the Board of Directors, which is comprised of five directors, three of whom, 60%, are appointed by the Company, and two of whom, 40%, are appointed by Chery Technology. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The directors of the Company and the other joint venture partner of Wuhu executed “Act in Concert” agreement, resulting in the Company having voting control in the joint venture. The Chairman of the Board of Directors is appointed by the Company. The general manager is appointed by the Company.

Testing Center was formed in December 2009, as a wholly-owned subsidiary of Henglong The highest authority of the entity is the Board of Directors, which is comprised of three directors, all of them are appointed by the Company.

Beijing Henglong was formed in 2010, with 50% owned by the Company and 50% owned by Beijing Hainachuan Auto Parts Co. Ltd.,"Hainachuan.” The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of whom, 57%, are appointed by the Company, and three of whom, 43%, are appointed by Hainachuan. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The Chairman of the Board of Directors is appointed by Hainachuan. The general manager is appointed by the Company.

The minority partners of each of the joint ventures are all private companies not controlled, directly or indirectly, by any PRC municipal government or other similar government entity.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company is of an opinion that the significant items were long term assets and investment, the realizable value of accounts receivable and inventories, useful lives of property, plant and equipment, accruals, warranty liabilities and deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents include all highly-liquid investments with an original maturity of three months or less at the date of purchase.

Pledged Cash Deposits - Pledged as guarantee for the Company's notes payable and restricted to use. The Company regularly pays some of its suppliers by bank notes. The Company (the drawer) has to deposit a cash deposit, equivalent to 30%- 40% of the face value of the relevant bank note, in a bank (the drawer) in order to obtain the bank note.

Allowance for doubtful accounts - In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance.

Inventories - Inventories are stated at the lower of cost and net realizable value. Cost is calculated on the moving-average basis and includes all costs to acquire and other costs to bring the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed moving-average cost if it exceeds the net realizable value.

Advance Payments - These amounts represent advances to acquire various assets to be utilized in the future in the Company’s normal business operations, such as machine equipment, raw materials and technology. Such amounts are paid according to their respective contract terms, Advance payment for machinery and equipment is classified as advance payment for property, plant and equipment in the consolidated balance sheet and advance payment of raw materials and technology are classified as advance payments and others in the consolidated balance sheet.

Property, Plant and Equipment – Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized; minor replacements and maintenance and repairs are charged to operations. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets as follows:

Category	Estimated Useful Life (Years)
Land use rights and buildings:
Land use rights	45-50
Buildings	25
Machinery and equipment	6
Electronic equipment	4
Motor vehicles	8

Assets under construction - represent buildings under construction and plant and equipment pending installation— are stated at cost. Cost includes construction and acquisitions, and interest charges arising from borrowings used to finance assets during the period of construction or installation and testing. No provision for depreciation is made on assets under construction until such time as the relevant assets are completed and ready for their intended commercial use.

Gains or losses on disposal of property, plant and equipment are determined as the difference between the net disposal proceeds and the carrying amount of the relevant asset, and are recognized in the consolidated statements of income on the date of disposal. Gains or losses on disposal of property, plant and equipment has not been material for the years ended December 31, 2010, 2009 and 2008.

Interest Costs Capitalized - Interest costs incurred in connection with specific borrowings for the acquisition, construction or installation of property, plant and equipment are capitalized (if significant) and depreciated as part of the asset’s total cost when the respective asset is placed into service.

However, for the fiscal year ended December 31, 2010, 2009 and 2008, interest costs which were incurred before achieving the expected usage as result of using such specific borrowings for the acquisition, construction or installation of property, plant and equipment were not significant, so the Company did not capitalize interest costs.

Intangible Assets - Intangible assets, representing patents and technical know-how acquired, are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful life of 5 to 15 years.

Long-Lived Assets - The Company has adopted the provisions of ASC Topic 360 (formerly SFAS No.144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Property, plant and equipment and definite life intangible assets are reviewed periodically for impairment losses whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets.

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

 Long-Term Investments - Investments in which the Company owns less than 20% of the investee company and does not have the ability to exert significant influence are stated at cost, and are reviewed periodically for realization. Investments in which the Company owns 20% - 50% of the investee company and does have the ability to exert significant influence are accounted for using the equity method.

In 2010, the Company set up a joint venture with Beijing Hainachuan, Beijing Henglong. Beijing Henglong is an entity over which the Company has significant influence, but which it does not control. Investment in Beijing Henglong is accounted for by the equity method of accounting. Under this method, the Company’s income (loss) from investment in Beijing Henglong is recognized in the consolidated statements of income (loss). Unrealized gains on transactions between the Company and Beijing Henglong are eliminated to the extent of the Company’s interest in Beijing Henglong, if any; unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. When the Company’s share of losses in Beijing Henglong equals or exceeds its interest in Beijing Henglong, the Company does not recognize further losses, unless the Company has incurred obligations or made payments on behalf of Beijing Henglong.

The Company continually reviews its investment in Beijing Henglong to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, including general market conditions, industry-specific or investee-specific reasons, changes in valuation subsequent to the balance sheet date and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the security is written down to fair value. No impairment losses were recorded in the three years ended December 31, 2010.

Revenue from Product Sales Recognition - The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value added tax laws have been complied with, and collectability is probable. The Company recognizes product sales generally at the time the product is installed on OEMs’ production line, and a small number of product sales is recognized at the time the product is shipped. Concurrent with the recognition of revenue, the Company reduces revenue for estimated product returns. Revenue is presented net of any sales tax and value added tax.

Revenue from Materials and Other Assets Sales Recognition – Normally, the Company purchases materials only for its production. Occasionally, some materials will be sold to other suppliers in case of temporary inventory overage of such materials and to make a profit on any price difference. The Company is essentially the agent in these transactions because it does not have any risk of product return. When there is any quality or quantity loss, the suppliers are obligated to restitution. Income generated from selling materials is recorded as the net amount retained, that is, the amount billed to the customers less the amount paid to suppliers, in the consolidated statement of income (loss) in accordance with the provisions of ASC Topic 350 (formerly EITF 99-19).

Revenue from other asset sales represents gains or losses from other assets, for example, used equipment. Income generated from selling other assets is recorded as the sales amount less carrying value of the assets. The Company has classified such revenue from materials and other asset sales into gain on other sales in its consolidated statement of operations.

Sales Taxes - The Company is subject to value added tax, “VAT.” The applicable VAT tax rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold less VAT paid on purchases made with the relevant supporting invoices. VAT is collected from customers by the Company on behalf of the PRC tax authorities and is therefore not charged to the consolidated statements of operations.

Product Warranties - The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the years ended December 31, 2010, 2009 and 2008, the warranties activities were as follows:

	Year Ended December 31
	2010	2009	2008
Balance at the beginning of year	$9,092,464	$6,335,613	$4,919,491
Additions during the year	13,285,612	10,192,749	5,861,782
Settlement within the year	(8,715,820)	(7,442,982)	(4,797,457)
Foreign currency translation	282,136	7,084	351,797
Balance at end of year	$13,944,392	$9,092,464	$6,335,613

Pension - Most of the operation and employees of the Company are located in China. The Company records pension costs and various employment benefits in accordance with the relevant Chinese social security laws, which is approximately at a total of 31% of salary as required by local governments. Base salary levels are the average salary determined by the local governments.

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

Interest Rate Risk- Bank loans and Convertible Notes payable are charged at fixed interest rates.

Income Taxes - The Company accounts for income taxes using the liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities, changes in deferred tax assets and liabilities, if any, include the impact of any tax rate changes enacted during the year. ASC Topic 350 (formerly SFAS No.109), “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. If the amount of the Company’s taxable income or income tax liability is a determinant of the amount of a grant, the grant is treated as a reduction of the income tax provision in the year the grant is realized. Additionally, the Company accounts for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

Research and Development Costs - Research and development costs are expensed as incurred.

Advertising, Shipping and Handling Costs - Advertising, shipping and handling costs are expensed as incurred and recorded in sale expenses.

Income Per Share - Basic income per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period using the two-class method. Under the two-class method, net income is allocated between ordinary shares and other participating securities (convertible note holders) based on their participating rights. Diluted income per share is calculated by dividing net income attributable to ordinary shareholders, as adjusted for the effects on income of participating securities as if they were dilutive ordinary shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of ordinary shares issuable upon the conversion of the Convertible Notes using the if-converted method, and shares issuable upon the exercise of stock options and warrants for the purchase of ordinary shares using the treasury method. Ordinary equivalent shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be antidilutive.

Comprehensive Income - The Company has adopted ASC Topic 220 (formerly SFAS No. 130), “Reporting Comprehensive Income.” ASC Topic 220 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. ASC Topic 220 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

Financial Instruments – Financial instruments consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Inputs to the valuation methodology for Level 1 are quoted prices (unadjusted) for identical assets or liabilities in active markets. Inputs to the valuation methodology for Level 2 include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. Inputs to the valuation methodology for Level 3 are unobservable and significant to the fair value. Consideration is also given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Effective on January 1, 2009, the Company adopted the provisions of ASC 815 Derivatives and Hedging Activities that address the determination of whether an instrument meets the definition of a derivative being indexed to a company’s own stock for purposes of applying the scope exception as provided for in accordance with ASC 815-15. Upon adoption of the standard on the effective date, the embedded conversion option that is embedded in the Company’s Convertible Notes payable no longer met the definition of being indexed to its own stock because it embodied certain anti-dilution protections that are not based on input to the fair value of a fixed-for-fixed option. As a result, the embedded conversion feature required bifurcation, classification in liabilities and measurement at fair value at each reporting period, with changes reflected in earnings, until the Convertible Notes are settled.

The Company has accounted for this change in accounting principle by reflecting the cumulative effect as an adjustment to its beginning retained earnings during the year ended December 31, 2009. The cumulative effect adjustment that the Company made is the difference between the amounts that it has recognized on the Convertible Notes Payable prior to the adoption of ASC 815-40 and the amounts that would have been recognized if the amended guidance had been effective on the issuance date of the Convertible Notes payable, which was February 15, 2008. The following table illustrates the differences that comprise the cumulative effect:

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

The cumulative effect of the change in accounting principle on the effective date reflects (i) the difference in the financing date allocation of proceeds, (ii) the resulting change in the amortization of the debt discount that results from the revised allocation, and (iii) the changes in the fair values of the derivative liabilities that would have been recorded had the amended standard been in effect since the financing date.

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

Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As at December 31, 2009 and 2010, the Company does not have any fair value assets and liabilities classified as Level 1.

Level 2 Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As at December 31, 2009 and 2010, the Company does not have any fair value assets and liabilities classified as Level 2.

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

The following table presents information about the Company’s financial liabilities classified as Level 3 as of December 31, 2009 and December 31, 2010.

	Balance as of December 31, 2010
	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current	$25,271,808	$-	$-	$25,271,808

	Balance as of December 31, 2009 - As Restated
	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current	$45,443,506	$-	$-	$45,443,506

For a summary of changes in Level 3 derivative liabilities for the years ended December 31, 2009 and for the three months ended December 31, 2010, please see note 14.

The following presents the carry value and the estimated value of the other receivables and advance payable at December 31, 2010:

	Carry Value	Fair Value
Convertible Note	$30,000,000	$30,000,000
Other receivables	$2,801,434	$2,660,000
Advance payable	$603,983	$570,000

Other receivables and advance payable are recorded at cost, which is discounted from the contractual balance. The carrying value of other receivables and advance payable, which is estimated based upon future cash flows, approximates fair value at December 31, 2009 and December 31, 2010.

Stock-Based Compensation - The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 456,350 stock options and 1,743,650 stock options remain to be issuable in the future. As of December 31, 2010, the Company had 236,768 stock options outstanding.

The Company has adopted ASC Topic 718 (formerly SFAS 123R), “Accounting for Stock-Based Compensation,” which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Registration Payment Arrangements - The Company has entered into registration payment arrangements with certain investors that provide for the payment of damages for failures to register common shares underlying the investor’s financial instruments. ASC Topic 825 (formerly FASB Staff Position 00-19-2), Accounting for Registration Payment Arrangements, provides for the exclusion of registration payments, such as the liquidated damages, from the consideration of classification of financial instruments. Rather, such registration payments would be accounted for pursuant to ASC Topic 450 (formerly FASB No. 5), “Accounting for Contingencies,” which is the Company’s current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. The Company does not currently believe that damages are probable.

As the investors may sell the Convertible Notes and shares underlying freely pursuant to Rule 144, thus there are no liquidated damages.

Foreign Currencies - The Company’s subsidiaries based in PRC and Genesis maintain their books and records in Renminbi, their functional currency. In accordance with guidance now incorporated in ASC Topic 830 (formerly FAS 52), foreign currency transactions in RMB are reflected using the temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date. Non-monetary items, including shareholder equity, are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period. The parent company (CAAS) and Henglong USA Corporation (HLUSA), maintain their books and records in U.S. dollars, “USD,” the currency of U.S.A., their functional currency.

In translating the financial statements of the Company’s China subsidiaries and Genesis from their functional currency into the  Company's reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity.

Certain Relationships And Related Transactions-

The following related parties are related through common ownership with the major shareholders of the Company:

Jingzhou Henglong Fulida Textile Co., Ltd., “Jingzhou”
Xiamen Joylon Co., Ltd., “Xiamen Joylon”
Shanghai Tianxiang Automotive Parts Co., Ltd., “Shanghai Tianxiang”
Shanghai Fenglong Materials Co., Ltd., “Shanghai Fenglong”
Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”
Jiangling Tongchuang Machining Co., Ltd., “Jiangling Tongchuang”
Beijing Hualong Century Digital S&T Development Co., Ltd., “Beijing Hualong”
Jingzhou Jiulong Material Co., Ltd., “Jiulong Material”
Shanghai Hongxi Investment Inc., “Hongxi”
Hubei Wiselink Equipment Manufacturing Co., Ltd., “Hubei Wiselink”
Jingzhou Tongyi Special Parts Co., Ltd., “Jingzhou Tongyi”
Jingzhou Derun Agricultural S&T Development Co., Ltd., “Jingzhou Derun”
Jingzhou Tongying Alloys Materials Co., Ltd., “Jingzhou Tongying”
WuHan Dida Information S&T Development Co., Ltd., “WuHan Dida”
Hubei Wanlong Investment Co., Ltd., “Hubei Wanlong”
Jiangling Yude Machining Co., Ltd., “Jiangling Yude”
Wiselink Holdings Limited., “Wiselink”

Principal policies of the Company in connection with transaction with related parties are as follows:

Products sold to related parties – The Company sold products to related parties at fair market prices, and also granted them credit of three to four months on an open account basis. These transactions were consummated under similar terms as the Company's other customers.

Materials purchases from related parties – The Company purchased materials from related parties at fair market prices, and also received from them credit of three to four months on an open account basis. These transactions were consummated under similar terms as the Company's other suppliers.

Equipment and production technology purchased from related parties - The Company purchased equipment and production technology from related parties at fair market prices, or reasonable cost plus pricing if fair market prices are not available and was required to pay in advance based on the purchase agreement between the two parties, because such equipment manufacturing and technology development was required for a long period. These transactions were consummated under similar terms as the Company's other suppliers.

Recent Accounting Pronouncements

In April 2010, the FASB issued an authoritative pronouncement on the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. The adoption of this pronouncement does not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2010, the FASB issued new disclosure guidance related to the credit quality of financing receivables and the allowance for credit losses. The guidance will require companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The Company adopted this accounting standard upon its effective date for years ending on or after December 15, 2010. The Company has evaluated the new disclosure requirement in accordance with the accounting guidance and the adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In December 2010, FASB issued revised guidance on the “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The revised guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The revised guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The revised guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has not early adopted the new guidance and the adoption will not have a significant impact on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13 Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangement, which changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or best estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The adoption of the guidance is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

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

In January 2010, the FASB issued ASU No. 2010-01, Equity (ASC 505): Accounting for distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to ASC 505 clarifies the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying ASC 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The adoption of the guidance did not have a material effect on the financial position, results of operations or cash flows of the Company.

4. Accounts and Notes Receivable

The Company’s accounts receivable at December 31, 2010 and 2009 are summarized as follows:

	December 31,
	2010	2009
Accounts receivable	$122,379,968	$104,120,926
Notes receivable	76,407,523	56,062,744
	198,787,491	160,183,670
Less: allowance for doubtful accounts	(2,928,503)	(5,320,378)
Balance at end of year	$195,858,988	$154,863,292

Notes receivable represents accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

As of December 31, 2010, the Company has pledged $7,500,000 of accounts receivable as security for its comprehensive credit facility with the banks in China.

The activity in the Company’s allowance for doubtful accounts of accounts receivable during the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

	Year Ended December 31
	2010	2009	2008
Balance at beginning of year	$5,320,378	$4,910,478	$3,827,838
Amounts provided for during the year	25,729	1,171,429	1,670,964
Amounts reversed of collection during the year	(2,582,693)	(765,201)	(829,886)
Foreign currency translation	165,089	3,672	241,562
Balance at end of year	$2,928,503	$5,320,378	$4,910,478

5. Other Receivables

The Company’s other receivables at December 31, 2010 and 2009 are summarized as follows:

	December 31,
	2010	2009
Other receivables	$3,501,967	$1,804,334
Less: allowance for doubtful accounts	(700,533)	(740,110)
Balance at end of year	$2,801,434	$1,064,224

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.

The activity in the Company’s allowance for doubtful accounts of other receivable during the year ended December 31, 2010, 2009 and 2008 are summarized as follows:

	Year Ended December 31
	2010	2009	2008
Balance at beginning of year	$740,110	$659,837	$652,484
Amounts provided for during the year	102,522	113,905	62,856
Amounts reversed of collection during the year	(165,066)	(34,287)	(104,120)
Foreign currency translation	22,967	655	48,617
Balance at end of year	$700,533	$740,110	$659,837

6. Inventories

The Company’s inventories at December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
Raw materials	$11,905,832	$10,683,448
Work in process	7,702,816	6,824,137
Finished goods	19,191,311	12,017,195
	38,799,959	29,524,780
Less: provision for loss	(1,929,687)	(2,109,083)
Balance at end of year	$36,870,272	$27,415,697

Provision for inventories valuation amounted to $0.4 million, $1 million and $0.02 million for the years ended December 31, 2010, 2009 and 2008, respectively.

7. Long-term Investments

On December 31, 2010 and 2009, the Company’s balance of long-term investment was $3,162,136 and $79,084, respectively. As discussed in note 3, for the long-term investments that the Company has no voting control, such investments were accounted for using the equity method or cost method, respectively.

On January 24, 2010, the Company invested $ 3,095,414 to establish a joint venture company with the other shareholder, Beijing Hainachuan Henglong steering System Co., Ltd., “Beijing Henglong,” the Company owns 50% equity, as discussed in Note 1. The Company accounted its operation results with the equity method. On December 31, 2010, the Company has $3,080,598 of net equity in Beijing Henglong. Summarized statement of balance sheet data of Beijing Henglong for the years ended December 31 is as follows:

	December 31,
	2010	2009

Current assets	$4,462,788	$—
Other assets	4,530,395	—
Total assets	$8,993,183	$—
Current liabilities	$586,678	$—
Other liabilities	2,245,308	—
Shareholders’ equity	6,161,197	—
Total liabilities and shareholders’ equity	$8,993,183	$—

Summarized statement of operations data for the years ended December 31 is as follows:

	Net Sales			Gross Margin			Net Income(Loss)
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Beijing Henglong	$—	$—	$—	$—	$—	$—	$(29,631)	$—	$—

The Company’s share of net assets and net income is reported in the consolidated financial statements as “long-term investment” on the consolidated balance sheets and “other income” on the consolidated statements of operations. The Company’s consolidated financial statement contains the loss of non-consolidated affiliates of $14,816 and $0  at December 31, 2010 and 2009, respectively.

8. Property, Plant and Equipment

The Company’s property, plant and equipment at December 31, 2010 and 2009 are summarized as follows:

	December 31,
	2010	2009
		As Restated
Costs:
Land use rights and buildings	$36,983,940	$33,100,702
Machinery and equipment	81,905,845	62,982,885
Electronic equipment	5,840,308	5,054,502
Motor vehicles	2,902,738	2,634,696
Construction in progress	4,686,699	1,939,256
	132,319,530	105,712,041
Less: Accumulated depreciation	(56,938,783)	(47,182,594)
Balance at end of year	$75,380,747	$58,529,447

Depreciation charges for the years ended December 31, 2010, 2009 and 2008 were $9,416,451, $8,429,863 and $9,672,948, respectively.

As of December 31, 2010, the Company has pledged $41,000,000 of property, plant and equipment as security for its comprehensive credit facilities with the banks in China.

9. Intangible Assets

The activity in the Company’s intangible asset account during the years ended December 31, 2010 and 2009 are summarized as follows:

	December 31,
	2010	2009
Costs:
Patent technology	$1,536,268	$1,384,037
Management software license	509,221	438,359
	2,045,489	1,822,396
Less: Accumulated amortization	(1,383,400)	(1,261,007)
Balance at end of the year	$662,089	$561,389

For the years ended 2010, 2009 and 2008, amortization expenses were $81,167, $254,306 and $252,044, respectively.

The estimated aggregated amortization expense for the five succeeding years is $650,000 with $130,000 for each year.

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

The components of deferred income tax assets at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
		As Restated
Losses carryforward (U.S.)	$2,422,312	$2,089,985
Losses carryforward (PRC)	804,147	659,774
Product warranties and other reserves	2,871,844	3,164,674
Property, plant and equipment	3,271,594	3,112,550
Accrued make-whole interest expense for convertible notes	2,320,938	1,667,320
Share-based compensation	366,464	289,705
Bonus accrual	182,970	306,030
All other	144,303	395,649
	12,384,571	11,685,687
Valuation allowance (1)	(5,913,860)	(4,821,210)
Total deferred tax assets (2)	$6,470,711	$6,864,477

(1) The net operating loss carry forwards for the U.S. entity for income tax purposes is available to reduce future years' taxable income. These carry forwards will expire, if not utilized, in 20 years. Net operating loss carryforwards for non-U.S. entities can be carried forward for 5 years to offset taxable income. However, as of December 31, 2010, valuation allowance was $5,913,860, including $5,109,713 allowance for the Company’s deferred tax assets in the U.S. and $804,147 allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the U.S., management believes that the deferred tax assets in the US are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

(2) Approximately $3,271,594 and $2,998,124 of deferred income tax asset as of December 31, 2010 and 2009, respectively, is included in non-current deferred tax assets in the accompanying consolidated balance sheets. The remaining $3,199,117 and $3,866,353 of deferred income tax asset as of December 31, 2010 and 2009 respectively, is included in the current deferred tax assets.

The activity in the Company’s valuation allowance for deferred tax assets during the year ended December 31, 2010, 2009 and 2008 are summarized as follows:

	Year Ended December 31
	2010	2009	2008
		As Restated	As Restated
Balance at beginning of year	$4,821,210	$3,459,664	$1,921,954
Amounts provided for during the year	1,269,127	1,452,022	1,545,976
Amounts recovered during the year	(200,500)	(91,037)	(27,020)
Foreign currency translation	24,023	561	18,754
Balance at end of year	$5,913,860	$4,821,210	$3,459,664

11. Bank Loans

At December 31, 2010, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans’ principal of $6,794,812, with weighted average interest rate at 5.25 % per annum. Interest is to be paid on the twentieth day of each month and the principal repayment is at maturity. These loans are secured with some of the property and equipment of the Company and are repayable within one year. Details as follows:

(1)
On May 26, 2010, China CITIC Bank loaned $2,264,937 to the Company at an annual interest rate of 5.31%, and maturity term of twelve months. The Company has repaid $2,264,937 of short-term borrowings to China CITIC Bank on May 26, 2011.

(2)
On November 12, 2010, Industrial and Commercial Bank of China loaned $1,509,958 to the Company at an annual interest rate of 5.96%, and maturity terms of six month. The Company has repaid $1,509,958 of short-term borrowings to Industrial and Commercial Bank of China on May 12, 2011, and Industrial and Commercial Bank of China loaned $1,509,958 to the Company again on that day at annual interest rate of 6.31%, and maturity term of six months.

(3)
On June 17, 2010, China Construction Bank loaned $3,019,917 to the Company at an annual interest rate of 5.31%, and maturity term of twelve months. The Company has adequate funds to repay to China Construction Bank at maturity date, and China Construction Bank has agreed to continue lending to the Company, if the Company needs.

At December 31, 2009, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans’ principal of $5,125,802, with weighted average interest rate at 5.68 % per annum. Interest is to be paid on the twentieth day of each month and the principal repayment is at maturity. These loans are secured with some of the property and equipment of the Company and are repayable within one year. The Company has repaid such loans at maturity dates in 2010.

12. Accounts and notes payable

The Company’s accounts and notes payable at December 31, 2010 and 2009 are summarized as follows:

	December 31,
	2010	2009
Accounts payable	$95,726,549	$69,454,231
Notes payable	52,790,874	38,041,602
Balance at end of year	$148,517,423	$107,495,833

Notes payable represent accounts payable in the form of bills of exchange whose acceptances and settlements are handled by banks.

The Company has pledged cash deposits, accounts receivable and certain property plant and machinery as security for its comprehensive credit facility with the banks in China.

13. Convertible Notes payable

In February 2008, the Company sold to two accredited institutional investors $35 million of Convertible Notes, the "Convertible Notes,” with a scheduled maturity date of February 15, 2013. The Convertible Notes, including any accrued but unpaid interest, are convertible into common shares of the Company at a conversion price of $8.8527 per share, subject to adjustment upon the occurrence of certain events.

The Convertible Notes bear annual interest rates of 3%, 3.5%, 4%, 4.5% and 5% for each year of 2008, 2009, 2010, 2011 and 2012, respectively. The interest on the Convertible Notes shall be computed commencing from the issuance date and will be payable in cash in arrears semi-annually on January 15, and July 15 of each year with the first interest payable date being July 15, 2008. From and after the occurrence and during the continuance of an Event of Default defined in the relevant Convertible Notes agreements, the interest rate then in effect shall be increased by two percent (2%) until the event of default is remedied.

The holders of the Convertible Notes will be entitled to convert any portion of the conversion notes into shares of common stock at the conversion price at any time or times on or after the thirtieth (30th) day after the issuance date and prior to the thirtieth (30th) Business Day prior to the expiry date of the Convertible Notes. A penalty will be paid if share certificates are not delivered timely after any conversion.

The Company will have the right to require the Convertible Notes holders to convert a portion of the conversion amount then remaining under the Convertible Notes obligation into shares of common stock, “ Mandatory Conversion,” if at any time during a six-month period, the beginning day of each such six-month period, a “Mandatory Conversion Period Start Date,” the arithmetic average of the weighted average price of the common stock for a period of at least thirty (30) consecutive trading days following the Mandatory Conversion Period Start Date equals or exceeds the percentage set forth in the chart below multiplied by $8.8527as applicable to the indicated six month period:

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

On each six month anniversary of the issuance date beginning August 15, 2008, the conversion price will be adjusted downward to the Reset Reference Price, as defined below, if the weighted average price for the twenty (20) consecutive trading days immediately prior to the applicable six month anniversary ( the “Reset Reference Price”) is less than 95% of the conversion price in effect as of such applicable six month anniversary date. The foregoing notwithstanding, the conversion price will not be reduced via such reset provision to less than $7.0822. The conversion price is also subject to weighted-average antidilution adjustments, but in no event will the conversion price be reduced to less than $6.7417. If and whenever on or after the issuance date, the Company issues or sells its shares of Common Stock or other convertible securities, except for certain defined exempt issuances, for a consideration per share less than a price equal to the conversion price in effect on the issuance date immediately prior to such issue or sale, the original conversion price then in effect shall be adjusted by a weighted-average antidilution formula.

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

Upon the occurrence of an event of default with respect to the Convertible Notes, the Convertible Note holders may require the Company to redeem all or any portion of the Convertible Notes. Each portion of the Convertible Notes subject to redemption by the Company will be redeemed by the Company at a price equal to the sum of (i) the conversion amount to be redeemed and (ii) the Other Make Whole Amount. The “Other Make Whole Amount” will mean a premium to the conversion amount such that the total amount received by the Convertible Notes holder upon redemption represents a gross yield to the Convertible Notes holders on the original principal amount as of the redemption date equal to thirteen percent (13%), with interest computed on the basis of actual number of days elapsed over a 360-day year. The events of default includes the Company’s failure to cure a conversion failure by delivery of the required number of shares of Common Stock, the Company’s failure to pay to the Convertible Notes holder any amount of principal, interest, late charges or other amounts when and as due under the Convertible Notes and other events as defined in the Convertible Notes agreements. Any amount of principal, interest or other amount due under the Convertible Notes which is not paid when due shall result in a late charge of 18% being incurred and payable by the Company until such amount has been paid.

Upon the consummation of a change of control as defined in the Convertible Notes agreements, the Convertible Notes holder may require the Company to redeem all or any portion of the Convertible Notes. The portion of the Convertible Notes subject to redemption shall be redeemed by the Company in cash at a price equal to the sum of the conversion amount of being redeemed and the Other Make Whole Amount as defined above.

On each of February 15, 2010 and February 15, 2011, the Convertible Notes holders had the right, in their sole discretion, to require that the Company redeem the Convertible Notes in whole but not in part, by delivering written notice thereof to the Company. The portion of this Convertible Notes subject to redemption pursuant to this annual redemption right will be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Annual Redemption Make Whole Amount. The “Annual Redemption Make Whole Amount” will mean a premium to the conversion amount such that the total amount received by the Convertible Notes holder upon any annual redemption represents a gross yield on the original principal amount of eleven percent (11%), with interest computed on the basis of actual number of days elapsed over a 360-day year. The Convertible Notes holders did not exercise their right on either of these dates.

In the event that the Company has not completed the necessary filings to list the conversion shares on its principal market by the date that is ninety (90) days after the issuance date or has not so listed the conversion shares by the date that is ninety (90) days after the issuance date or the shares of the Company’s common stock are terminated from registration under the Securities Act of 1933, the Convertible Notes holders will have the right, in their sole discretion, to require that the Company redeem all or any portion of the Convertible Notes. The portion of the Convertible Notes subject to redemption in connection with this listing default will be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Other Make Whole Amount as mentioned above. However, since the Convertible Notes and the underlying shares were registered or the Convertible Notes holders can otherwise sell under Rule 144, such default did not occur.

At any time following February 15, 2009, if the Weighted Average Price (WAP) for twenty (20) consecutive trading days is less than 45% of the Conversion Price in effect on the Issuance Date, as adjusted, namely $3.187, the Convertible Notes holder shall have the right, in its sole discretion, to require that the Company redeem all or any portion of the Convertible Notes. The portion of this Convertible Notes subject to redemption in connection with the share price change of the underlying common stock will be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Other Make Whole Amount as mentioned above.

Since the Company’s stock Weighted Average Price for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187, which is less than 45% of the Conversion Price in effect as of the Issuance Date, as adjusted, the “ WAP Default” , each Convertible Notes holder had the right, at its sole discretion, to require that the Company redeem all or any portion of the Convertible Notes by delivering written redemption notice to the Company within five (5) business days after the receipt of the Company’s notice of the WAP Default.

On March 17, 2009, the Company delivered two WAP Default notices to the Convertible Notes holders. On March 27, 2009, the Company received a letter from YA Global, one of the Convertible Notes holders, electing to require the Company to redeem all the three Convertible Notes it held in the total principal amount of $5,000,000, together with interest, late charges, and the Other Make Whole Amount as defined in Section 5(d) of the Convertible Notes. After negotiation, the Company and YA Global reached a settlement agreement on April 8, 2009 and under the terms of the settlement agreement, the Company paid on April 15, 2009 a redemption amount of $5,041,667 to YA Global and YA Global waived its entitlement to the Other Make Whole Amount.

Following the WAP Default notices, the Company received a letter from the provisional liquidator acting on behalf of Lehman Brothers Commercial Corporation Asia Limited, the “LBCCA Liquidator,” the other Convertible Notes holder, requesting an extension until April 24, 2009 to consider its rights under the Convertible Notes. The Company granted an extension to April 15, 2009. The LBCCA Liquidator further requested another extension to April 24, 2009. On April 24, 2009, LBCCA’s lawyers sent three Holder Redemption Notices via fax electing to redeem the entire outstanding principal of $30,000,000, together with interest, late charges, if any, and the Other Make Whole Amount, to be paid on July 23, 2009. The Company discussed settlement with the LBCCA Liquidator, and on or about July 22, 2009, the Company and the LBCCA Liquidator agreed to extend the applicable holder mandatory redemption date for two months to September 23, 2009 to give more time to pursue settlement discussion. The Company received a letter dated September 22, 2009 from the LBCCA Liquidator stating that upon the Company’s acceptance of the revocation, all holder redemption notices dated April 24, 2009 shall be immediately revoked as if they were never issued, and the letter and the revocation did not purport to amend, restate or supplement any other terms and conditions under the three Notes and the Securities Purchase Agreement dated 1 February 2008 between the Company and LBCCA Liquidator. The Company accepted such revocation on September 23, 2009.

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

On February 15, 2009, the warrants expired unexercised and the warrants were forfeited. Accordingly, the value of the warrants has been recorded in the income statement as a loss on change in fair value of derivative. (See note 28)

On the issuance date, February 15, 2008, the Company has evaluated the Convertible Notes for terms and conditions that would be considered to be features of embedded derivatives. Generally, such features would be required to be separated from the host contract and accounted for as derivative financial instruments when certain conditions are met. Certain features, such as the conversion option, were found to be exempt, as they satisfied the conditions as set forth in ASC Topic 815 (formerly the paragraph 11(a) of SFAS 133) for instruments that are being (1) indexed with the Company’s own stock, and (2) classified as equity in financial position statement. Other features, such as puts were not required to be bifurcated from the debt host as they are clearly and closely associated with the risk of the debt-type host instrument.

As more fully discussed in Note 3, as of January 1, 2009, the Company adopted and applied the guidance as set forth under to ASC 815 Derivatives and Hedging Activities. As a result of adopting the provisions of ASC 815-40(EITF 07-5), the Company was required to bifurcate the embedded conversion feature from the Convertible Debt and classify that financial instrument in liabilities, at fair value. The Company has accounted for this change in accounting principle by reflecting the cumulative effect as an adjustment to its beginning retained earnings during the year ended December 31, 2009. The cumulative effect adjustment that the Company made is the difference between the amounts that it has recognized on the Convertible Notes Payable (prior to the adoption of ASC815-40) and the amounts that would have been recognized if the amended guidance had been effective on the issuance date of the Convertible Notes Payable, which was February 15, 2008. The following table reflects the cumulative effect of the differences:

	Convertible notes payable
	Original Allocation	Revised Allocation
Value allocated to debt	$34,201,374	$28,379,704
Warrants（1）	798,626	798,626
Compound Embedded Derivative（2）	-	5,821,670
Face value of Convertible Notes payable	$35,000,000	$35,000,000
Unamortized discount	660,193	3,891,148
Unamortized value as of December 31, 2008	$34,339,807	-
Unamortized value as of January 1, 2009	-	$31,108,852

(1) The discount on original issuance reflects the fair value of the warrants of $798,626 at issuance date

(2) Reflects the fair value of the embedded conversion feature of $5,821,670

As indicated above, on the date of the Convertible Note issuance, allocation of basis in the financing arrangement to the warrants has resulted in an original issue discount to the face value of the Convertible Notes in the amount of $798,626, of which the amount will be accreted to its face value over the term of the Convertible Note using the effective method. As of December 31, 2008, the interest expense recorded by the Company was $138,433, and the unamortized discount was $660,193. On January 1, 2009, the Company adopted and applied the provision of ASC 815 Derivatives and Hedging Activities (effective on January 1, 2009). The accounting for the cumulative effect change in this accounting principle resulted in a discount of $6,620,296, including $798,626 discount resulting from Warrants and $5,821,670 from the embedded conversion feature of the original unamortized discount and the subsequent amortization using the effective interest method. On January 1, 2009, unamortized discount was $3,891,148.

As indicated above, due to the Company’s WAP Default on March 17, 2009, the Convertible Notes holders have the option to elect to exercise their rights to require the Company to redeem the Convertible Notes. The remaining amount of $3,891,148 unamortized discount on the Convertible Note was recorded to its full face value and the redemption make-whole amount of $520,000. On April 8, 2009, the Company and YA Global reached a settlement agreement, whereby under the terms of the settlement agreement, the Company paid a redemption amount of $5,000,000 of principal and $41,667 of interest to YA Global, and accrual of $571,181 for make-whole redemption interest to YA Global was waived. On September 22, 2009, LBCCA Liquidator revoked the redemption notices that were sent on April 24, 2009, and continued to hold the Company’s Convertible Notes, of which the face value was $30,000,000. The Company accepted such revocation on September 23, 2009.

On December 31, 2010 and 2009, the Company has accreted the Convertible Notes to their full face value, including make-whole redemption amount of $36,631,251 and $34,763,771, respectively.

14. Compound derivative liabilities

Effective on January 1, 2009, the Company adopted the provisions of ASC 815 Derivatives and Hedging Activities that address the determination of whether an instrument meets the definition of a derivative being indexed to a company’s own stock for purposes of applying the scope exception as provided for in accordance with ASC 815-15. Upon adoption of the standard on the effective date, the embedded conversion option that is embedded in the Company’s Convertible Notes Payable (see Note 13) no longer met the definition because it embodied certain anti-dilution protections that are not based on input to the fair value of a fixed-for-fixed option. As a result, the embedded conversion feature required bifurcation, classification in liabilities and measurement at fair value at each reporting period, with changes reflected in earnings, until the Convertible Notes are settled.

The Company’s derivative financial instruments (liabilities) consisted of a compound embedded derivative that originated in connection with its Convertible Notes Payable (as described in Note 13) and Warrant (as described in Note 17). Derivative liabilities are carried at fair value.

The following table summarizes the fair value of derivative liabilities as of December 31, 2010 and 2009:

	December 31，
	2010	2009
		As Restated
Financial Instrument
Derivative liability	$25,271,808	$45,443,506
Common shares to which the derivative liability is linked	4,235,972	4,235,972

Changes in the fair value of derivative liabilities are recorded in gain (loss) on change in fair value of derivative in the income statement. The following tables summarize the components of gain (loss) on change in fair value of derivative arising from fair value adjustments during the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
		As Restated	As Restated
Balances at January 1	$45,443,506	$—	$—
Cumulative effect change in accounting principle	—	2,367,202	—
Subtotal	45,443,506	2,367,202	—

Fair value adjustments	(20,171,698)	43,076,304	—
Balances at December 31	$25,271,808	$45,443,506	$—

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

The following table sets forth the range of inputs for each significant assumption and the equivalent, or averages, of each significant assumption as of December 31, 2010 and 2009 and January 1, 2009 (effective date of accounting principle change):

	Range
	Low	High	Equivalent
December 31, 2010 Assumptions:
Volatility	43.14%	76.00%	63.00%
Market adjusted interest rates	5.14%	20.15%	9.64%
Credit risk adjusted rates	14.75%	15.82%	15.11%
Implied expected life (years)	—	—	1.73

	Range
	Low	High	Equivalent
December 31, 2009 Assumptions:
Volatility	68.86%	81.94%	76.71%
Market adjusted interest rates	6.40%	7.87%	7.05%
Credit risk adjusted rates	13.39%	14.20%	13.63%
Implied expected life (years)	—	—	1.96

	Range
	Low	High	Equivalent
January 1, 2009 Assumptions:
Volatility	63.09%	91.15%	74.02%
Market adjusted interest rates	4.14%	17.01%	7.15%
Credit risk adjusted rates	21.58%	24.97%	23.20%
Implied expected life (years)	—	—	4.27

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

15. Accrued expenses and other payables

The Company’s accrued expenses and other payables at December 31, 2010 and 2009 are summarized as follows:

	December 31,
	2010	2009
		As Restated
Accrued expenses	$3,627,768	$4,160,433
Accrued interest (1)	7,143,751	5,751,270
Other payables	2,826,354	1,706,946
Warranty reserves	13,944,392	9,092,464
Dividend payable to minority interest shareholders of Joint-ventures	1,530,445	1,761,339
Balance at end of year	$29,072,710	$22,472,452

（1）On December 31, 2010 and 2009, the Company’s balance of accrued interest was $7,143,751 and $5,751,270, respectively, consisting $6,631,251 and $4,763,771 of an accrued provision on make-whole redemption interest (see Note 16) pursuant to the term of Convertible Notes. Remaining interest was accrued interest, including coupon interest of Convertible Notes and bank loans interest.

16.	Accrued make-whole redemption interest expense for Convertible Notes

In February 2008, the Company sold to two accredited institutional investors $35 million of convertible notes, the "Convertible Notes,” with a scheduled maturity date of February 15, 2013. Pursuant to the term of the Convertible Notes, on each of February 15, 2010 and February 15, 2011, the Convertible Note holders have the right, in their sole discretion, to require that the Company redeem the Convertible Notes in whole but not in part, by delivering written notice thereof to the Company. The portion of this Convertible Note subject to redemption pursuant to this annual redemption right will be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Annual Redemption Make Whole Amount. The “Annual Redemption Make Whole Amount” will mean a premium to the conversion amount such that the total amount received by the Convertible Note holder upon any annual redemption represents a gross yield on the original principal amount of eleven percent (11%), with interest computed on the basis of actual number of days elapsed over a 360-day year. The make-whole redemption interest is recorded under accrued interest (see note 15).

For the years ended December 31, 2010, 2009, and 2008, the accrued provision on make-whole redemption interest pursuant to the term of Convertible Notes were as follows:

	Year Ended December 31
	2010	2009	2008
		As Restated	As Restated
Balance at beginning of year	$4,763,771	$2,038,729	$—
Amounts provided for during the year	1,867,480	3,296,223	2,038,729
Amount waived during the year	—	(571,181)	—
Balance at end of year	$6,631,251	$4,763,771	$2,038,729

17.	Warrants

In connection with the Convertible Notes, the Company issued 1,317,864 detachable warrants to purchase from the Company shares of common stock at the exercise price of $8.8527 per share, subject to adjustments upon certain events occurring as defined in the debt agreement. The Warrants were exercisable immediately and expired on February 15, 2009.

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

In accordance with guidance now incorporated in ASC Topic 480 (formerly SFAS 150), it appears that the warrants require liability classification due to the possible cash redemption upon the event of an all cash acquisition. This guidance clarifies that warrants that contain any redemption features, including contingent redemption features, must be recorded as liabilities and marked to fair value each reporting period. As of the issuance date, i.e., February 15, 2008, the fair value of warrants was $798,626. Such warrant liabilities were adjusted to its estimated fair value at the completion of each reporting period until the maturity of February 15, 2009.

The warrant agreements contain strike price adjustment provisions. In accordance with Section 8(iii) of the warrant agreements, if the conversion rate of any outstanding Convertible Instruments, including the Convertible Notes themselves changes at any time, the warrant exercise price in effect at the time of the change will be adjusted based on the weighted average formula provided in Section 8(a) of the warrant agreement. As the conversion price of the Convertible Notes was reset to $7.0822 on August 15, 2008, the first six-month anniversary from the inception date of the Convertible Notes, the warrants exercise price was adjusted to $8.55 accordingly.

As of August 15, 2008, the Company valued the warrant using conversion price at inception and reset respectively. The fair value of the warrant is $489,718 at the inception conversion price of $8.8527, and $551,131 at the reset conversion price of $8.55, respectively.

On February 15, 2009, the warrants expired unexercised and the warrants were forfeited. Accordingly, the value of the warrants has been recorded in the income statement as gain or loss on change in fair value of derivative. (See note 28)

As of the Issuance Date (February 15, 2008), the Reset date (August 15, 2008) and the end of each reporting period, the fair value of liabilities in connection with warrants was calculated using the Black-Scholes option pricing model and based on the following assumptions:

	February 15, 2008	August 15, 2008	August 15, 2008	December 31, 2008	February 15, 2009
	Issuance date	Prior to reset	Subsequent to reset	Year end date	Maturity date
Warrants indexed to common stock	1,317,864	1,317,864	1,317,864	1,317,864	1,317,864
Strike price Trading market price	$6.09	$6.03	$6.03	$3.39	$3.30
Strike price	$8.8527	$8.8527	$8.8527	$8.8527	$8.8527
Strike price adjustment	-	-	$(0.3027)	$(0.3027)	$(0.3027)
Effective strike for Black-Scholes model	$8.8527	$8.8527	$8.5500	$8.5500	$8.5500

Term:
Estimated Term (Year)	1.00	0.50	0.50	0.13	—
Volatility Historical volatility for effective term	54.60%	64.00%	64.00%	92.36%	—
Risk-free rate	2.02%	1.99%	1.99%	0.11%	—
Dividend yield rates	0.00%	0.00%	0.00%	0.00%	—
Fair value of warrants	$798,626	$489,718	$551,131	$1,977	$—

18.	Accrued pension costs

Most of the employees are located in China. The Company records pension costs and various employment benefits in accordance with the relevant Chinese social security laws, which is approximately a total of 31% of salary as required by local governments. Base salary levels are the average salary determined by the local governments.

The activities in the Company’s pension account during the year ended December 31, 2010 and 2009 are summarized as follows:

	December 31,
	2010	2009
Balance at beginning of year	$3,778,187	$3,806,519
Amounts provided during year	4,308,616	3,738,373
Settlement during the year	(4,350,721)	(3,770,220)
Foreign currency translation	115,906	3,515
Balance at end of year	$3,851,988	$3,778,187

19.	Taxes payable

The Company’s taxes payable at December 31, 2010 and 2009 are summarized as follows:

	December 31,
	2010	2009
		As Restated
Value-added tax payable	$3,203,808	$9,290,149
Income tax payable	3,273,776	1,851,103
Other tax payable	383,362	340,925
Balance at end of year	$6,860,946	$11,482,177

20.	Amounts Due to Shareholders/Directors

The activity in the amounts due to shareholders/directors during the years ended December 31, 2010 and 2009 is summarized as follows:

	December 31,
	2010	2009
Balance at beginning of the year	$—	$337,370
Increase (decrease) during the year	344,695	(337,915)
Foreign currency translation	9,122	545
Balance at end of year	$353,817	$—

The amounts due to shareholders/directors were unsecured, interest-free and repayable on demand mainly resulted from expenses paid on behalf of the Company by shareholders/directors.

21.	Advances payable

On December 31, 2010 and 2009, advances payable of the Company was $603,983 and $233,941, respectively.

The amounts mainly represent advances made by the Chinese government to the Company as subsidy on interest on loans related to improvement of the production techniques and the quality of products.

The balances are unsecured, interest-free and will be repayable to the Chinese government if the usage of such advance does not continue to qualify for the subsidy (see notes 26).

22.	Non-controlling interests

The Company’s activities in respect of the change in non-controlling interests at December 31, 2010, 2009 and 2008 are summarized as follows:

	Year Ended December 31
	2010	2009	2008
		As Restated	As Restated
Balance at beginning of year	$27,138,357	$23,270,820	$23,174,071
Net foreign currency translation adjustment	938,136	22,410	1,432,977
Net income attributable to non controlling interest	11,179,189	7,789,746	5,111,861
Distribution of retained earnings	(3,288,909)	(3,944,619)	(1,016,733)
Capital contribution	—	—	745,723
Related party sold its 35.5% equity interest in Jingzhou Henglong (1)	—	—	(6,177,079)
Balance at end of year	$35,966,773	$27,138,357	$23,270,820

(1) On March 31, 2008, the Company’s wholly-owned subsidiary, Genesis, and Wiselink, both controlled by Hanlin Chen and his family, entered into an equity transfer agreement, pursuant to which Wiselink agreed to transfer and assign its 35.5% equity interest in Jingzhou Henglong, one of the Company’s currently consolidated subsidiaries, to Genesis for a total consideration of $32,090,000.

Under the terms of the above agreement, Genesis is deemed to be the owner of the equity concerned commencing from January 1, 2008. In accordance with ASC Topic 805 (formerly SFAS 141(R)), the acquisition is considered as a business combination of companies under common control and is being accounted for in a manner similar to that of pooling of interests.

As of January 1, 2008, the net book value of 35.5% equity of Henglong, which was transferred from minority shareholders, was $6,177,079.

23.	Acquisition of the equity of Henglong

On March 31, 2008, Wiselink Holdings Limited, “Wiselink,” Great Genesis Holdings Limited, “Genesis,” a wholly-owned subsidiary of China Automotive Systems, Inc., “the Company” and other parties entered into an equity transfer transaction, the “Acquisition,” documented by an Equity Transfer Agreement, the “Agreement,” pursuant to which Wiselink agreed to transfer and assign a 35.5% equity interest in Jingzhou Henglong Automotive Parts Co. Ltd., “Henglong” to Genesis for a total consideration of $32,090,000, the “Consideration.”

Under the terms of the Agreement, the Consideration is to be paid as follows: $10,000,000 was paid in cash by Genesis to Wiselink on April 30, 2008, and the balance of the purchase price ($22,090,000) was paid by issuance of 3,023,542 shares of common stock of the Registrant, in its capacity as the 100% parent company of Genesis.

On April 22, 2008 and June 30, 2008, the Company issued 1,170,000 and 1,853,542 shares of common stock, respectively, at an issuance price of $7.3060, par value of $0.0001. The difference between issuance price and par value was credited into additional paid-in capital.

Under the terms of the Agreement, 3,023,542 shares of common stock were paid as the portion of 35.5% equity of Henglong’s consideration and the value per share was $7.3060, which was calculated based on the Volume Weighted Average Price (VWAP) for twenty (20) consecutive trading days prior to the announcement date (January 22, 2008).

In accordance with ASC Topic 805 (formerly SFAS 141(R)), the acquisition of Henglong’s 35.5% is considered as a business combination of companies under common control and is being accounted for in a manner similar to that of pooling of interests. The Company’s consolidated financial statement recognizes Henglong’s 35.5% equity from January 1, 2008. The difference between the acquisition consideration of $32,090,000 and 35.5% equity of Henglong of $6,177,079, which was $25,912,921, has been debited to additional paid-in capital. Since Henglong is a consolidated subsidiary of the Company, the historical consolidated financial statement of the Company has contained the assets, liabilities and other financial data of Henglong.

24.	Stock options

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a term of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees who served over three years or have given outstanding performance, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 456,350 stock options under this plan, and there remain 1,743,650 stock options issuable in the future as of December 31, 2010.

Under the aforementioned plans, the grantors of stock options granted will have an exercise price equal to the closing price of the Company’s common stock traded on NASDAQ on the date of grant, and will expire two to five years after the grant date. Except for the 298,850 options granted to management on December 2008, which become exercisable on a ratable basis over the vesting period (3 years), the others were exercisable immediately on the grant date. Stock options will be settled in shares of the Company’s common stock upon exercise and are recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” As of December 31, 2010, the Company has sufficient unissued registered common stock for settlement of stock incentive plan mentioned above.

The fair value of stock options was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instrument. The dividend yield assumption is based on historical patterns and future expectations for the Company dividends.

Assumptions used to estimate the fair value of stock options on the grant dates are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
July 8, 2010	151.6%	1.79%	5	0.00%
September 10, 2009	153.6%	2.38%	5	0.00%
December 10, 2008	134.39%	1.21%	3	0.00%
June 25, 2008	98.29%	3.34%	5	0.00%

The stock options granted during 2010 and 2009 were exercisable immediately, the fair value on the grant date using the Black-Scholes option pricing model was $345,375 and $196,650, respectively, have been recorded as compensation costs.

The stock options granted during 2008 were 321,350 shares, in which 22,500 shares were exercisable immediately, and 1/3 of the 298,850 options were exercisable in each of 2008, 2009 and 2010. The stock options' fair value on the grant date using the Black-Scholes option pricing model was $845,478, of which $345,426, $250,026, and $250,026 have been recognized as compensation costs in 2008, 2009 and 2010, respectively.

The activities of stock options are summarized as follows, including granted, exercised and forfeited.

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (years)
Outstanding - January 1, 2008	67,500	$7.26	4.7
Granted	321,350	3.12	3.1
Exercised	—	—	—
Cancelled	—	—	—
Outstanding - December 31, 2008	388,850	$3.84	3.4
Granted	22,500	8.45	5
Exercised	(63,000)	6.67	4.7
Cancelled	(4,500)	2.93	3
Outstanding - December 31, 2009	343,850	$3.67	3.3
Granted	22,500	16.80	5
Exercised	(129,582)	3.48	3.2
Cancelled	-	-	-
Outstanding - December 31, 2010	236,768	$4.98	3.5

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2010:

Range of Exercise Prices	Outstanding Stock Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Stock Options Exercisable

$2.00 - $4.49	176,768	0.94	$2.93	176,768
$4.50 - $10.00	37,500	2.23	$7.50	37,500
$10.01 - $18.00	22,500	4.52	$16.8	22,500
	236,768			236,768

As of December 31, 2010, 2009 and 2008, the total intrinsic value of Company’s stock options that were outstanding was $2,119,510, $5,171,504 and $86,765 respectively; and the total intrinsic value of Company’s stock options that were exercisable was $2,119,510, $3,611,947 and $45,824 respectively. There was no intrinsic value for all the options on the grant date as their exercise prices were the market prices. The average weighted fair value for each stock option granted was $15.35, $8.74 and $2.63 in 2010, 2009 and 2008, respectively.

25. Retained earnings

Appropriated

Pursuant to the relevant PRC laws and regulations of Sino-foreign joint venture enterprises, the profits distribution of the Company’s Sino-foreign subsidiaries, which are based on their PRC statutory financial statements, other than the financial statement that was prepared in accordance with generally accepted accounting principles in the United States of America, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10%.

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

The Company recorded $443,264 and $798,756 statutory surplus reserve for the year 2010 and 2009. The Company did not record statutory surplus reserve for the year 2008 as statutory surplus reserve reached 50% of the registered capital of subsidiaries for distribution of profit.

26.  Other Income

The Company recorded government subsidies as other income. As of December 31, 2010, 2009, and 2008, the Company has received such subsidies in the amounts of $543,242, $94,534, and $1,067,309, respectively.

The Company’s government subsidies consisted of interest subsidy and investment subsidy. Interest subsidy is the refund by the Chinese government of special loan interest charged by banks to companies which are entitled to such subsidies, such as the company improving its production capacity and product quality under the support of such loan. Investment subsidy is a subsidy to encourage foreign investors to set up technologically advanced enterprises in China.

As of the year ended December 31, 2010, 2009 and 2008, the Company received interest subsidies in the amounts of $311,291, $94,534, and $264,978, respectively, and investment subsidies of $231,951, $0, and $802,331, respectively.

Interest subsidies apply to loan interest related to optimized production technology. During 2007, 2008, 2009 and 2010, the Company had used this special loan to improve its different products’ production line technologically in order to enlarge the production capability and enhance quality, and the Company has received government subsidies in these years. Some of these improvement projects were completed in 2008, 2009, and 2010, the remaining are still in progress. Improved production technologies were already produced benefits. Therefore, the Company recorded received government subsidies related to completed improvement program as other income, and received government subsidies related to uncompleted improvement program as advance payable.

Chinese government also provided incentives to foreign investors for setting up technologically advanced enterprises in China. During 2010 and 2008, the Company recognized $231,951 and $802,331, respectively, of investment subsidiary. Genesis, as a foreign investor, has received such subsidies for re-investment in Jiulong and Henglong with their profit distribution, and both entities were technologically advanced enterprises and entitled to such subsidies.

27. Financial income (expenses)

During the years ended December 31, 2010, 2009 and 2008, the Company recorded financial income (expenses) which were summarized as follows:

	Year Ended December 31
	2010	2009	2008
		As Restated	As Restated

Interest expenses, net (1)	$(2,920,564)	$(3,811,426)	$(3,277,492)
Foreign exchange gain (loss), net	(348,823)	10,296	305,578
Income (loss) of note discount, net	70,308	(82,757)	150,654
Amortization for discount of Convertible Notes payable (2)	—	(3,891,148)	(138,433)
Handling charge	(161,758)	(108,679)	(89,020)
Total	$(3,360,837)	$(7,883,714)	$(3,048,713)

(1)
Interest expenses relate mainly to accrual on make-whole redemption interest pursuant to the terms of Convertible Notes. Remaining was coupon interest of Convertible Notes and bank loans interest. For the years ended December 31, 2010, 2009, and 2008, the Company’s accrual on make-whole redemption interest was $1,867,480, $2,725,042, and $2,038,729, respectively.

(2)	On March 17, 2009, due to the Company’s WAP Default, the remaining balance of $3,891,148 on the unamortized discount on the Convertible Notes was accreted to its full face value (see note 13).

28. Gain (Loss) on change in fair value of derivative

As of December 31, 2010, 2009 and 2008, following is the summary of Company’s recorded gain (loss) on change in fair value of derivatives:

	Year Ended December 31
	2010	2009	2008
		As Restated	As Restated
Income from changes in the fair value of warrant liabilities	$—	$1,977	$796,649
Income (loss) from changes in the fair value of compound derivative liabilities	20,171,698	(43,076,304)	—
Total	$20,171,698	$(43,074,327)	$796,649

Gain on the change of the fair value of warrant liability and compound derivative liabilities mentioned above, see note 17 and 14.

29. Income Taxes

The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rate of 25% on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign invested enterprise.

PRC withholding tax on undistributed dividends

Pursuant to the New China Income Tax Law and the Implementing Rules (New CIT) which are effective as of January 1, 2008, dividends generated after January 1, 2008 and payable by a foreign-invested enterprise to its foreign investors will be subject to a 10% withholding tax if the foreign investors are considered as non-resident enterprises without any establishment or place within China or if the dividends payable have no connection with the establishment or place of the foreign investors within China, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

 Genesis, the Company’s wholly owned subsidiary and the direct holder of the equity interests in the Company’s Joint Venture subsidiaries in China, is incorporated in Hong Kong. According to the Mainland and Hong Kong Taxation Arrangement, dividends paid by a foreign-invested enterprise in China to its direct holding company in Hong Kong will be subject to withholding tax at a rate of no more than 5% (if the foreign investor owns directly at least 25% of the shares of the foreign-invested enterprise). Under the New CIT Law and the Implementing Rules, if Genesis is regarded as a non-resident enterprise and therefore is required to pay a 5% withholding tax for any dividends payable to it from Joint Venture subsidiaries.

The Company provides for deferred income taxes on the unremitted earnings of foreign subsidiaries unless such earnings are deemed to be permanently reinvested outside the United States. During the years ended December 31, 2010, 2009 and 2008, the Company has a gross U.S. deferred income taxes of $0.2 million, $0.18 million and $0.37 million on foreign earnings of $4 million, $3.7 million and $7.4 million that it consider not permanently reinvested outside the United States, respectively.

As of December 31, 2010, the Company still has undistributed earnings of approximately $73 million from investment in foreign subsidiaries that are considered permanently reinvested. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.

During 2009, Jiulong was awarded the title of Advanced Technology Enterprises, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2008, 2009 and 2010. In 2011, the Company expected Jiulong to qualify for Advanced Technology Enterprises and continue to be taxed at the 15% tax rate. However, this is subject to re-assessment by the government, and if approved, its term extended for another three years. If Jiulong fails to pass the re-assessment by the government, it would be subject to a tax rate of 25%.

During 2008, Henglong was awarded the title of Advanced Technology Enterprises, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2008, 2009 and 2010. In 2011, the Company expected Henglong to qualify for Advanced Technology Enterprises and continue to be taxed at the 15% tax rate. However, this is subject to re-assessment by the government, and if approved, its term extended for another three years. If Henglong fails to pass the re-assessment by the government, it would be subject to a tax rate of 25%.

On January 1, 2003, Shenyang was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2003, a 75% enterprise national income tax deduction and a 100% local income tax deduction for the next three years thereafter, from 2005 to 2007, and a 50% enterprise national income tax deduction, from January 1, 2008, for income tax purposes and was subject to enterprise income tax at a rate of 18%. During 2009, Shenyang was awarded the title of Advanced Technology Enterprises, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2009, 2010 and 2011.

On January 1, 2004, Zhejiang was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2004, and a 50% enterprise national income tax deduction, and a 50% local income tax deduction for the next three years thereafter, from 2006 to 2008, for income tax purposes. During 2008, Zhejiang is subject to enterprise income tax at a rate of 16.5%, which is comprised of 15% enterprise national income tax and 1.5% local income tax. During 2009, Zhejiang was awarded the title of Advanced Technology Enterprise, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2009, 2010 and 2011.

Wuhu, Jielong and Hengsheng have an enterprise income tax exemption in 2008 and 2009, and Wuhu is subject to income tax at a rate of 11%, 12%, and 12.5% for the next three years thereafter, from 2010 to 2012, and Jielong and Hengsheng are subject to 12.5% for the next three years thereafter, form 2010 to 2012.

There is no assessable profit for USAI and Testing Center in 2010, 2009, and 2008. Based on PRC income tax laws, they are subject to income tax at a rate of 12.5% for 2011 and 2012 (if there is a taxable profit).

No provision for Hong Kong tax is made as Genesis is an investment holding company, and has no assessable income in Hong Kong for the years 2010, 2009 and 2008. The enterprise income tax of Hong Kong is 16.5%.

No provision for US tax is made as the Company has no assessable income in the US for the year 2010, 2009, and 2008. The enterprise income tax of US is 35%.

The provision for income taxes was calculated as follows:

	Year Ended December 31
	2010	2009	2008
		As Restated	As Restated
Tax rate	35%	35%	35%
Income (loss) before income taxes	$71,401,507	$(13,931,112)	$15,811,821
Federal tax (benefit) at statutory rate	$24,990,527	$(4,875,889)	$5,534,137
Fair value change in convertible bond	(7,060,094)	13,866,951	(278,827)
Accumulated accretion cost	-	2,268,652	48,451
Effect of differences in foreign tax rate	(10,901,349)	(6,711,498)	(3,569,821)
Tax benefit from income tax return	(180,731)	(1,053,092)	(2,762,823)
Provision on deferred income tax - US	1,062,704	1,185,693	1,214,786
Provision on deferred income tax - PRC	29,946	175,853	322,923
Other differences	543,202	(136,657)	(52,996)
Total income tax expense	$8,484,205	$4,720,013	$455,930

The Company is subject to examination in the United States and China. The Company's tax years for 2000 through 2010 are still open for examination in China. The Company's tax years for 2003 through 2010 are still open for examination in the United States.

30. Income (Loss) Per Share

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

The calculations of diluted income per share attributable to Parent company were:

	Year Ended December 31
	2010	2009	2008
		As Restated	As Restated

Numerator:
Net income (loss) attributable to the parent Company	$51,738,113	$(26,440,871)	$10,244,130
Allocation to convertible notes holders	(6,994,306)	-	(1,328,374)
Net income (loss) attributable to the parent Company’s common shareholders – Basic	44,743,807	(26,440,871)	8,915,756
Dilutive effect of:
Add back allocation to convertible notes holders	6,994,306	—	—
Interest expenses of Convertible Notes payable	3,048,730	—	—
Gain on change in fair value of derivative	(20,171,698)	—	—
Net income (loss) attributable to the parent Company’s common shareholders - Diluted	$34,615,145	$(26,440,871)	$8,915,756
Denominator:
Weighted average ordinary shares outstanding - Basic	27,098,258	26,990,649	25,706,364
Dilutive effects of stock options	231,192	—	89
Dilutive effect of convertible notes	4,235,972	—	—
Denominator for dilutive income/(loss) per share - Diluted	31,565,422	26,990,649	25,706,453
Net income (loss) per share attributable to the parent Company’s common shareholders
Basic	1.65	(0.98)	0.35
Diluted	1.10	(0.98)	0.35

During the year ended December 31, 2009, the options outstanding have not been included in the computation of diluted income per share; the shares issuable upon conversion of Convertible Notes also have not been included in the computation, because such inclusion would have an anti-dilutive effect.

During the year ended December 31, 2008, the shares issuable upon conversion of Convertible Notes have not been included in the computation because such inclusion would have an anti-dilutive effect.

31. Significant Concentrations

The Company grants credit to its customers including Xiamen Joylon, Shanghai Fenglong and Jiangling Yude which are the Company’s related parties. The Company’s customers are mostly located in the PRC.

A significant portion of the Company’s business is conducted in China where the currency is the RMB. Regulations in China permit foreign owned entities to freely convert the RMB into foreign currency for transactions that fall under the "current account," which includes trade related receipts and payments, interest and dividends. Accordingly, the Company’s Chinese subsidiaries may use RMB to purchase foreign exchange for settlement of such "current account" transactions without pre-approval. However, pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In calculating accumulated profits, foreign investment enterprises in China are required to allocate at least 10% of their accumulated profits each year, if any, to fund certain reserve funds, including mandated employee benefits funds, unless these reserves have reached 50% of the registered capital of the enterprises.

Transactions other than those that fall under the "current account" and that involve conversion of RMB into foreign currency are classified as "capital account" transactions; examples of "capital account" transactions include repatriations of investment by or loans to foreign owners, or direct equity investments in a foreign entity by a China domiciled entity. "Capital account" transactions require prior approval from China's State Administration of Foreign Exchange, or SAFE, or its provincial branch to convert a remittance into a foreign currency, such as U.S. Dollars, and transmit the foreign currency outside of China.

This system could be changed at any time and any such change may affect the ability of the Company or its subsidiaries in China to repatriate capital or profits, if any, outside China. Furthermore, SAFE has a significant degree of administrative discretion in implementing the laws and has used this discretion to limit convertibility of current account payments out of China. Whether as a result of a deterioration in the Chinese balance of payments, a shift in the Chinese macroeconomic prospects or any number of other reasons, China could impose additional restrictions on capital remittances abroad. As a result of these and other restrictions under the laws and regulations of the People's Republic of China, or the PRC, the Company’s China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent. The Company has no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of the Company’s Chinese subsidiaries to purchase foreign currencies and transfer such funds to the Company to meet its liquidity or other business needs. Any inability to access funds in China, if and when needed for use by the Company outside of China, could have a material and adverse effect on the Company’s liquidity and its business.

In 2010, the Company’s ten largest customers accounted for 81.2% of the Company’s consolidated sales, with 2 customers each accounting for more than 10% of consolidated sales, i.e., 13.1% and 12.6% of consolidated sales, or an aggregate of 25.7% of consolidated sales.

In 2009, the Company’s ten largest customers accounted for 80.2% of the Company’s consolidated sales, with four customers each accounting for more than 10% of consolidated sales, i.e., 14.8%, 12.0%, 10.4% and 10.0% of consolidated sales, or an aggregate of 47.2% of consolidated sales.

In 2008, the Company’s ten largest customers accounted for 78.4% of the Company’s consolidated sales, with four customers each accounting for in excess of 10% of consolidated sales, i.e., 15.1%, 11.9%, 11.4% and 10.6% of consolidated sales, or an aggregate of 49.1% of consolidated sales.

At December 31, 2010, 2009 and 2008, approximately 15.1%、31.9% and 34.2% of accounts receivable were from trade transactions with the aforementioned customers.

32. Related Party Transactions

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

Related sales and purchases: During the years ended December 31, 2010, 2009 and 2008, the joint-ventures entered into related party transactions with companies with common directors as shown below:

Merchandise Sold to Related Parties

	Years Ended December 31
	2010	2009	2008

Xiamen Joylon	$9,871,977	$4,850,977	$2,143,418
Shanghai Fenglong	526,182	400,001	166,885
Jiangling Yude	1,262,343	641,186	2,365,107
Total	$11,660,502	$5,892,164	$4,675,410

Materials Purchased from Related Parties

	Years Ended December 31
	2010	2009	2008

Honghu changrun	$81,266	$—	$9,547
Shanghai Fenglong	—	17,273	136,990
Jiangling Tongchuang	9,187,392	7,078,698	5,485,206
Jingzhou Tongyi	785,649	489,116	285,347
Jingzhou Tongying	9,198,373	6,216,739	1,984,854
Hubei Wiselink	-	196,876	—
Total	$19,252,680	$13,998,702	$7,901,944

Technology Purchased from Related Parties
	Years Ended December 31
	2010	2009	2008

Changchun Hualong	$178,972	$248,916	$321,892

 Equipment Purchased from Related Parties
	Years Ended December 31
	2010	2009	2008

Hubei Wiselink	$1,873,898	$3,962,690	$3,031,072

Purchase of 35.5% equity interest in Jinzhou Henglong during the year ended December 31, 2008 (refer to note 22).

Related receivables, advance payments and account payable: As at December 31, 2010 and 2009, accounts receivables, advance payments and account payable between the Company and related parties are as shown below:

Accounts receivables from Related Parties

	December 31,
	2010	2009
Xiamen Joylon	$5,046,397	$1,214,682
Shanghai Fenglong	212,658	193,595
Jiangling Yude	207,787	33,662
Total	$5,466,842	$1,441,939

Other Receivables from Related Parties

	December 31,
	2010	2009
Jiangling Tongchuang	$—	$3,515
WuHan Dida	59,846	61,901
Jiulong Material	564,074	537,300
Jiangling Yude	136,393	—
Jingzhou Tongying	154,225	—
Total	914,538	602,716
Less: provisions for bad debts	(564,074)	(537,300)
Balance at end of year	$350,464	$65,416

Other receivables from related parties are primarily unsecured demand loans, with no stated interest rate or due date.

Accounts payable from Related Parties

	December 31,
	2010	2009
Shanghai Tianxiang	$629,183	$610,246
Jiangling Tongchuang	263,246	63,314
Hubei Wiselink	509,898	328,366
Jingzhou Tongyi	51,561	9,136
Jingzhou Tongying	414,038	526,765
Total	$1,867,926	$1,537,827

 Advanced equipment payments to Related Parties

	December 31,
	2010	2009
Hubei Wiselink	$7,534,440	$2,579,319

Advance payments to related parties and others

	December 31,
	2010	2009
Jiangling Tongchuang	$405,266	$—
Jingzhou Tongyi	875,619	—
Honghu changrun	53,184	—
Total	$1,334,069	$—

Related parties pledged certain land use rights and buildings as security for the Company’s comprehensive credit facility.

The Company's related parties, such as Jingzhou Ful ida, Hubei Wiselink, Jingzhou Derun, and Wuhan Dida, pledged certain land use rights and buildings as security for the Company’s comprehensive credit facility.

As of June 28, 2011, the date the Company issued the financial statements, Hanlin Chen, Chairman, owns 63.27% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

33. Commitments and Contingencies

Legal Proceedings - The Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.
The following table summarizes the Company‘s major contractual payment obligations and commitments as of December 31, 2010:

	Payment Obligations by Period
	2011	2012	2013	2014	Thereafter	Total
Obligations for service agreements	$110,000	$—	$—	$—	$—	$110,000
Obligations for purchasing agreements	13,692,597	1,677,531	—	—	—	15,370,128
Interest and make-whole on Convertible Notes	7,406,000	—	—	—	—	7,406,000
Total	$21,208,597	$1,677,531	$—	$—	$—	$22,886,128

34. Off-Balance Sheet Arrangements

At December 31, 2010 and 2009, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

35.  Subsequent Events

On March 1, 2011, an investor converted $6,428,571 principal amount of the Convertible Notes at a conversion price of $7.0822 per share, and the Company issued 907,708 shares of its common stock to the investor.  No additional consideration was paid for the conversion of the Convertible Notes into common stock.  After conversion, the investor has returned such Convertible Note to the Company for cancellation.

 36.  Segment reporting

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

During the years ended December 31, 2010, 2009 and 2008 the Company had nine product sectors, five of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering (Henglong), power steering (Jiulong), power steering (Shenyang), power pumps (Zhejiang), and power steering (Wuhu). The other four sectors which were established in 2005, 2006 and 2007, respectively, engaged in the production and sales of sensor modular (USAI), electronic power steering (Jielong), power steering (Hengsheng), and provider of after sales and R&D services (HLUSA). Since the revenues, net income and net assets of these four sectors are less than 10% of its segment in the consolidated financial statements, the Company incorporated these four sectors into “other sectors.”

The Company’s product sectors information is as follows:

	Net Sales			Net Income (Loss)
	Years Ended December 31			Years Ended December 31
	2010	2009	2008	2010	2009	2008
					As Restated	As Restated

Henglong	$197,226,807	$153,459,876	$92,991,655	$30,563,088	$25,922,760	$14,917,965
Jiulong	92,095,265	61,613,116	42,708,266	4,951,566	3,463,037	534,665
Shenyang	39,691,553	32,492,844	25,007,497	4,212,843	2,874,063	2,110,574
Zhejiang	26,193,095	24,193,366	15,778,455	5,186,404	2,998,220	2,749,649
Wuhu	33,057,878	26,496,148	19,953,632	812,360	47,270	(473,960)
Other Sectors	45,799,726	10,806,533	901,475	2,001,257	1,303,104	(816,507)
Eliminations	(88,139,142)	(53,464,330)	(34,161,694)	1,000,819	(2,105,565)	(100,441)

Total Segments	345,925,182	255,597,553	163,179,286	48,728,337	34,502,889	18,921,945
Corporate	—	—	—	14,188,965	(53,154,014)	(3,565,954)

Total consolidated	$345,925,182	255,597,553	163,179,286	$62,917,302	$(18,651,125)	$15,355,991

	Inventories			Total Assets
	As of December 31			As of December 31
	2010	2009	2008	2010	2009	2008
					As Restated	As Restated

Henglong	$11,430,420	$13,686,928	$10,916,373	$188,019,911	$156,393,126	$108,162,809
Jiulong	7,200,613	8,628,835	7,580,848	71,193,527	59,675,929	47,408,460
Shenyang	4,016,731	2,871,316	3,466,623	36,496,737	32,163,383	23,524,620
Zhejiang	5,415,478	3,260,930	4,880,351	30,208,969	25,955,363	23,868,680
Wuhu	3,093,618	2,146,381	1,372,951	26,702,478	18,182,769	10,182,645
Other Sectors	9,542,913	1,870,357	554,230	59,959,568	27,593,057	18,757,115
Corporate	—	—	—	130,232,180	120,621,288	117,023,895
Eliminations	(3,829,501)	(5,049,050)	(2,199,621)	(137,598,009)	(126,202,343)	(117,040,083)

Total consolidated	$36,870,272	$27,415,697	$26,571,755	$405,215,361	$314,382,572	$231,888,141

	Depreciation and Amortization			Capital Expenditures
	Years Ended December 31			Years Ended December 31
	2010	2009	2008	2010	2009	2008

Henglong	$3,302,493	$3,777,978	$4,575,115	$3,012,270	$5,378,814	$2,277,253
Jiulong	2,219,799	2,068,581	2,569,716	9,736,642	1,671,141	3,407,505
Shenyang	521,475	543,930	701,120	1,223,395	218,297	269,207
Zhejiang	1,031,155	895,241	1,147,517	1,287,999	2,486,501	501,557
Wuhu	359,472	352,770	401,379	1,586,144	150,212	716,239
Other Sectors	2,043,884	974,832	416,957	14,438,894	7,918,006	5,199,172
Total Segments	9,478,278	8,613,332	9,811,804	31,285,344	17,822,971	12,370,933
Corporate	19,340	70,837	113,188	—	—	10,000,000

Total consolidated	$9,497,618	$8,684,169	$9,924,992	$31,285,344	$17,822,971	$22,370,933

Financial information segregated by geographic region is as follows:

	Net Sales			Long-term assets
	Years Ended December 31			December 31
	2010	2009	2008	2010	2009
					As Restated

Geographic region:
United States	$13,113,735	$6,205,816	$488,260	$18,787	$32,233
China	332,811,447	249,391,737	162,691,026	90,699,507	66,009,565
Total consolidated	$345,925,182	$255,597,553	$163,179,286	$90,718,294	$66,041,798

EXHIBIT INDEX

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002)

10.5
Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10Q Quarterly Report on May 10, 2006)

10.6
Securities Purchase Agreement dated February 1, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.7	Securities Purchase Agreement dated February 15, 2008 between the Company and the investors. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.8
Escrow Agreement dated February 15, 2008 among us, U.S. Bank National Association, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.9
Registration Rights Agreement dated February 15, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.10
Senior Convertible Note dated February 15, 2008 in the original principal amount of $8,571,429 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.11
Senior Convertible Note dated February 15, 2008 in the original principal amount of $6,428,571 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.12
Senior Convertible Note dated February 15, 2008 in the original principal amount of $15,000,000 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.13
Closing Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.14
Escrow Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.15
Senior Convertible Note dated February 15, 2008 in the original principal amount of $1,428,571 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.16
Senior Convertible Note dated February 15, 2008 in the original principal amount of $1,071,429 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.17
Senior Convertible Note dated February 15, 2008 in the original principal amount of $2,500,000 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.18
Closing Warrant to purchase 94,133 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.19
Escrow Warrant to purchase 94,133 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

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

21	Schedule of Subsidiaries*

23.1	Consent of PricewaterhouseCoopers Zhong Tian CPAs Limited Company*

23.2	Consent of Schwartz Levitsky Feldman LLP*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

* Filed herewith

SCHEDULE I

China Automotive Systems, Inc. (Unconsolidated – based on the parent Company)
Balance Sheets of Registrant
December 31, 2010 and 2009

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$451,391	$256,583
Total current assets	451,391	256,583
Non-current assets:
Other receivables — 3rd parties	89,361	2,544
Other receivables — intercompany	54,566,152	57,055,182
Long-term investments	120,262,911	78,938,442
Total assets	$175,369,815	$136,252,751
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Convertible Notes payable (Note 2)	$30,000,000	$30,000,000
Compound derivative liabilities (Note 2)	25,271,808	45,443,506
Accrued expenses and other payables (Note 3)	7,824,989	6,094,209
Total current liabilities	63,096,797	81,517,715
Total liabilities	63,096,797	81,517,715
Commitments and Contingencies
Stockholders' equity：
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares Issued and Outstanding – None
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued and Outstanding – 27,175,826 shares and 27,046,244 shares at December 31, 2010 and 2009, respectively	2,717	2,704
Additional paid-in capital	28,565,153	27,515,064
Retained earnings-
Appropriated	8,767,797	8,324,533
Unappropriated	58,979,851	7,685,002
Accumulated other comprehensive income	15,957,500	11,187,733
Total stockholders' equity	112,273,018	54,715,036
Total liabilities and stockholders' equity	$175,369,815	$136,252,751

The accompanying notes are an integral part of these financial statements

China Automotive Systems, Inc. (Unconsolidated – based on the parent Company)
Statements of Income (Loss) of Registrant
Years Ended December 31, 2010, 2009 and 2008

	Years Ended December 31
	2010	2009	2008

Operating expenses:
General and administrative expenses (Note 4)	$1,939,772	$1,452,118	$1,870,373
Total Operating expenses	1,939,772	1,452,118	1,870,373
Operating loss	(1,939,772)	(1,452,118)	(1,870,373)
Financial expenses (Note 5)	(3,048,515)	(7,687,507)	(2,723,155)
Gain (loss) on change in fair value of derivative (Note 5)	20,171,698	(43,074,327)	796,649
Income (loss) before income taxes and equity in earnings of affiliated companies	15,183,411	(52,213,952)	(3,796,879)
Equity in earnings of affiliated companies	36,554,702	25,773,081	14,041,009
Income (loss) before income taxes	51,738,113	(26,440,871)	10,244,130
Income tax	-	-	-
Net income (loss)	$51,738,113	$(26,440,871)	$10,244,130

The accompanying notes are an integral part of these financial statements

China Automotive Systems, Inc. (Unconsolidated – based on the parent Company)
Statement of Cash Flow of Registrant
Years Ended December 31, 2010, 2009 and 2008

	Years Ended December 31
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$51,738,113	$(26,440,871)	$10,244,130
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	595,402	446,676	345,426
Amortization for discount of Convertible Notes payable	—	3,891,148	138,432
(Gain) loss on change in fair value of derivative	(20,171,698)	43,074,327	(796,649)
Equity in earnings of affiliated companies	(36,554,702)	(25,773,081)	(14,041,009)
Changes in operating assets and liabilities:

Increases in accrued expenses and other payables	1,730,780	3,462,462	2,635,654
Net cash provided by (used in) operating activities	(2,662,105)	(1,339,339)	(1,474,016)
Cash flows from investing activities:
(Increase) decrease in other receivables	2,402,213	6,050,445	(33,209,554)
Equity investment in Henglong USA Corporation		—	(300,000)
Net cash provided by (used in) investing activities	2,402,213	6,050,445	(33,509,554)

Cash flows from financing activities:
Exercise of stock option	454,700	420,240	—
Issuance (redemption) of Convertible Notes	—	(5,000,000)	35,000,000
Net cash provided by (used in) financing activities	454,700	(4,579,760)	35,000,000
Net change in cash and cash equivalents
Net increase in cash and cash equivalents	194,808	131,346	16,430
Cash and equivalents at beginning of year	256,583	125,237	108,807
Cash and equivalents at end of year	$451,391	$256,583	$125,237

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Year Ended December 31
	2010	2009	2008

Issuance of common stock to acquire 35.5% interest in Henglong's equity	$-	$-	$22,090,000

The accompanying notes are an integral part of these financial statements

China Automotive Systems, Inc.
Notes to Condensed Financial Statements

NOTE 1—Basis of Presentation

     China Automotive Systems, Inc., a Delaware corporation, is the parent company of all China Automotive Systems, Inc. subsidiaries and joint ventures. The accompanying condensed financial statements reflect the financial position, results of operations and cash flows of China Automotive Systems, Inc. on a separate, parent company basis. All subsidiaries and joint ventures of China Automotive Systems, Inc. are reflected as investments accounted for using the equity method. For accounting policies and other information, see the Notes to Consolidated Financial Statements included elsewhere herein.

NOTE 2— Convertible Notes payable and Compound derivative liabilities

        Convertible Notes payable and compound derivative liabilities arose from the issuance of convertible notes in February 15, 2008. For detail information, see Note 13 and 14 to Consolidated Financial Statements included elsewhere herein.

NOTE 3—Accrued expenses and other payables

        A majority balance of accrued expenses and other payables is accrued interest for the convertible notes. Balance of accrued interest as of December 31, 2010 and 2009 was $7,143,751 and $5,751,270, respectively. For detail information, see Note 15 to Consolidated Financial Statements included elsewhere herein.

NOTE 4— General and administrative expenses

        General and administrative expenses mainly consisted of the costs associated with legal, accounting and auditing fees for operating a public company. The expenses also included share-based compensation expense for options granted to the audit committee.

NOTE 5— Financial income (expenses) and Gain (loss) on change in fair value of derivative

        Financial expenses and gain (loss) on change in fair value of derivative resulted from the issuance of the convertible notes in February 15, 2008. For detail information, see Notes 27 and 28 to Consolidated Financial Statements included elsewhere herein.