Form 10-Q
period 2011-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2011-07-22
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

(86) 716- 832- 9196
Issuer’s telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒           No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule  12b-2 of the Exchange Act).
Yes ☐           No ☒

As of July 22, 2011, the Company had 28,083,534 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

Cautionary Statement

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this quarterly report on Form 10-Q is filed to confirm these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

PART 1 — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2011	2010

Net product sales, including $9,535,821 and $1,660,393 to related parties for the three months ended March 31, 2011 and 2010	$91,014,170	$84,232,689
Cost of product sold, including $5,419,770 and $4,347,288 purchased from related parties for the three months ended March 31, 2011 and 2010	71,029,262	61,697,672
Gross profit	19,984,908	22,535,017
Add: Gain on other sales	413,186	451,610
Less: Operating expenses
Selling expenses	2,415,276	1,867,803
General and administrative expenses	3,940,837	3,926,577
R&D expenses	2,310,731	1,301,758
Total operating expenses	8,666,844	7,096,138
Income from operations	11,731,250	15,890,489
Add: Other income, net	71,551	15,528
Financial expenses, net	(1,062,213)	(508,221)
Gain (loss) on change in fair value of derivative	11,731,827	(14,152,382)
Gain on convertible notes conversion	1,564,418	-
Income before income taxes	24,036,833	1,245,414
Less: Income taxes	1,956,595	2,285,522
Net income (loss)	22,080,238	(1,040,108)
Net income attributable to noncontrolling interest	2,438,256	3,066,343
Net income (loss) attributable to parent company	19,641,982	(4,106,451)
Allocation to convertible notes holders	(2,459,580)	-
Net income (loss) attributable to parent company’s common shareholders	$17,182,402	$(4,106,451)
Net income (loss) attributable to parent company’s common shareholders per share –
Basic	$0.63	$(0.15)
Diluted	$0.23	$(0.15)
Weighted average number of common shares outstanding –
Basic	27,478,395	27,046,244
Diluted	31,558,363	27,046,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2011	2010

Net income (loss)	$22,080,238	$(1,040,108)
Other comprehensive income:
Foreign currency translation gain	2,113,825	45,256
Comprehensive income (loss)	24,194,063	(994,852)
Comprehensive income attributable to noncontrolling interest	2,801,960	3,073,897
Comprehensive income (loss) attributable to parent company	$21,392,103	$(4,068,749)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$40,636,172	$49,424,979
Pledged cash deposits	20,259,826	20,983,891
Accounts and notes receivable, net, including $12,290,011 and $5,466,842 from related parties at March 31, 2011 and December 31, 2010	216,588,839	195,858,988
Advance payments and other, including $1,004,247 and $1,334,069 to related parties at March 31, 2011 and December 31, 2010	4,752,404	4,226,137
Inventories	47,485,173	36,870,272
Current deferred tax assets	2,657,227	3,199,117
Total current assets	332,379,641	310,563,384
Long-term assets:
Property, plant and equipment, net	77,815,679	75,380,747
Intangible assets, net	615,332	662,089
Other receivables, net, including $436,557 and $350,464 from related parties at March 31, 2011 and December 31, 2010	2,482,054	2,801,434
Advance payments for property, plant and equipment, including $8,160,829 and $7,534,440 to related parties at March 31, 2011 and December 31, 2010	10,687,768	9,373,977
Long-term investments	3,233,024	3,162,136
Non-current deferred tax assets	3,498,831	3,271,594
Total assets	$430,712,329	$405,215,361
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$6,863,523	$6,794,812
Accounts and notes payable, including $1,849,339 and $1,867,926 to related parties at March 31, 2011 and December 31, 2010	161,400,638	148,517,423
Convertible notes payable	-	30,000,000
Compound derivative liabilities	-	25,271,808
Customer deposits	1,178,474	720,883
Accrued payroll and related costs	4,480,951	4,927,200
Accrued expenses and other payables	24,604,233	29,072,710
Accrued pension costs	3,724,693	3,851,988
Taxes payable	5,907,413	6,860,946
Amounts due to shareholders/directors	314,745	353,817
Total current liabilities	208,474,670	256,371,587
Long-term liabilities:
Convertible notes payable	23,571,429	-
Compound derivative liabilities	9,798,408	-
Accrued make-whole redemption interest expense of convertible notes	5,712,008	-
Advances payable	610,091	603,983
Total liabilities	248,166,606	256,975,570
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares; issued and outstanding – None	-	-
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; issued and outstanding –28,083,534 shares and 27,175,826 shares at March 31, 2011 and December 31, 2010	2,808	2,717
Additional paid-in capital	38,676,931	28,565,153
Retained earnings-
Appropriated	8,767,797	8,767,797
Unappropriated	78,621,833	58,979,851
Accumulated other comprehensive income	17,707,621	15,957,500
Total parent company stockholders' equity	143,776,990	112,273,018
Noncontrolling interests	38,768,733	35,966,773
Total stockholders' equity	$182,545,723	$148,239,791
Total liabilities and stockholders' equity	$430,712,329	$405,215,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$22,080,238	$(1,040,108)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used in) by operating activities:
Depreciation and amortization	3,276,782	2,358,266
Allowance for doubtful accounts (Recovered)	(94,953)	218,944
Expense (benefit) of deferred income taxes assets	380,087	(447,191)
Gain on convertible notes conversion	(1,564,418)	-
(Gain) loss on change in fair value of derivative	(11,731,827)	14,152,382
Other operating adjustments	(38,471)	99
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	936,258	(1,230,619)
Accounts and notes receivable	(18,652,876)	(13,455,446)
Advance payments and other	(483,531)	(5,135,625)
Inventories	(10,243,348)	(7,960,570)
Increase (decrease) in
Accounts and notes payable	11,381,369	17,133,541
Customer deposits	451,993	4,976,051
Accrued payroll and related costs	(496,074)	(2,105)
Accrued expenses and other payables	2,530,456	2,310,261
Accrued pension costs	(166,247)	80,002
Taxes payable	(1,022,913)	1,531,557
Net cash provided by (used in) operating activities	(3,457,475)	13,489,439
Cash flows from investing activities:
(Increase) decrease in other receivables	344,246	(979,428)
Cash received from equipment sales	27,697	237,457
Cash paid to acquire property, plant and equipment	(6,143,104)	(4,616,312)
Cash paid to acquire intangible assets	-	(2,504)
Net cash used in investing activities	(5,771,161)	(5,360,787)
Cash flows from financing activities:
Proceeds from (repayment of) bank loans	-	(732,462)
Increase (decrease) in amounts due to shareholders/directors	(44,436)	186,845
Net cash used in financing activities	(44,436)	(545,617)
Cash and cash equivalents affected by foreign currency	484,265	11,822
Net increase (decrease) in cash and cash equivalents	(8,788,807)	7,594,857
Cash and cash equivalents at beginning of period	49,424,979	43,480,176
Cash and cash equivalents at end of period	$40,636,172	$51,075,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Three Months Ended March 31,
	2011	2010
Cash paid for interest	$658,317	$174,783
Cash paid for income taxes	$2,862,605	$1,559,519

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Three Months Ended March 31,
	2011	2010
Issuance of common shares for the conversion of convertible notes	$10,111,869	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2011 and 2010

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

The Company owns the following aggregate net interests in seven Sino-foreign joint ventures, a wholly-owned subsidiary and two joint ventures organized in the PRC as of March 31, 2011 and 2010.

	Percentage Interest
Name of Entity	March 31, 2011	March 31, 2010
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center”	80.00%	80.00%
Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong”	50.00%	-

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

Hengsheng was established in 2007 and mainly engages in production and sales of automobile steering systems. On February 24, 2010, the Board of Directors of the Company resolved to increase the registered capital of Hengsheng to $16,000,000 from $10,000,000. The additional investment was used for expansion of plant and purchase of machinery and equipment and was funded by the Company’s working capital balances.

Beijing Henglong was established in 2010 and is mainly engaged in design, development and manufacture of both hydraulic and electric power steering systems and parts. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for by the equity method.

2. Basis of Presentation and Significant Accounting Policies

(a) Basis of Presentation

Basis of Presentation - For the three months ended March 31, 2011 and 2010, the accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The subsidiaries include seven Sino-foreign joint ventures, a wholly-owned subsidiary and two joint ventures organized in the PRC mentioned in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the three months ended March 31, 2011 and 2010, respectively.

The consolidated balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company’s management believes that the disclosures contained in these financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

Estimation -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(b) Recent Accounting Pronouncements

In April 2010, the FASB issued an authoritative pronouncement on the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trade and that is different from (1) the entity’s functional currency, (2) the functional currency of the foreign operation for which the employee provides services, and (3) the payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

(c) Significant Accounting Policies

Foreign Currencies - The Parent Company (CAAS) and Henglong USA Corporation (HLUSA) maintain their books and records in United States Dollars, “USD”, the currency of the United States of America, their functional currency. The Company’s subsidiaries based in the PRC and Genesis maintain their books and records in Renminbi, their functional currency. In accordance with guidance ASC Topic 830, foreign currency transactions denominated in currencies other than the functional currency are remeasured into the functional currency at the rate of exchange prevailing at the balance sheet date for monetary items. Non-monetary items are remeasured at historical rates. Income and expenses are remeasured at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period.

In translating the financial statements of the Company’s China subsidiaries from their functional currency into their reporting currency in United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity.

Stock-Based Compensation - The Company may periodically issue shares of common stock for services rendered or for financing costs. Such shares will be valued based on the market price on the transaction date. The Company may periodically issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 456,350 stock options under this plan, and there remain 1,743,650 stock options issuable in the future. As of March 31, 2011, the Company had 236,768 stock options outstanding.

The Company has adopted ASC Topic 718, “Accounting for Stock-Based Compensation”, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

Comprehensive Income - The Company has adopted ASC Topic 220, “Reporting Comprehensive Income”. ASC Topic 220 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. ASC Topic 220 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

Financial Instruments – Effective on January 1, 2009, the Company adopted the provisions of ASC 815, “Derivatives and Hedging Activities” that address the determination of whether an instrument meets the definition of a derivative being indexed to a company’s own stock for purposes of applying the scope exception as provided for in accordance with ASC 815-15. Upon adoption of the standard on the effective date, the embedded conversion option that is embedded in the Company’s Convertible Notes payable no longer met the definition of being indexed to its own stock because it contained certain anti-dilution protections that are not based on input to the fair value of a fixed-for-fixed option. As a result, the embedded conversion feature required bifurcation, classification in liabilities and measurement at fair value at each reporting period, with changes reflected in earnings, until the Convertible Notes are settled.

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

Fair Value Measurements – For purposes of fair value measurements, the Company applies the applicable provisions of ASC 820, “Fair Value Measurements”. Accordingly, fair value for the Company’s financial accounting and reporting purposes represents the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the designated measurement date. With an objective to increase consistency and comparability in fair value measurements and related disclosures, the Financial Accounting Standard Board established the fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.

Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As at March 31, 2011 and December 31, 2010, the Company does not have any fair value assets and liabilities classified as Level 1.

Level 2 Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As at March 31, 2011 and December 31, 2010, the Company does not have any fair value assets and liabilities classified as Level 2.

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

The following table presents information about the Company’s financial liabilities classified as Level 3 as of March 31, 2011 and December 31, 2010.

	Balance as of December 31, 2010
	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current	$25,271,808	$-	$-	$25,271,808

	Balance as of March 31, 2011
	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1		Level 2	Level 3
Derivative liability, non- current	$9,798,408	$	$-	$-	$9,798,408

For a summary of changes in Level 3 derivative liabilities for the year ended December 31, 2010 and for the three months ended March 31, 2011, please see note 14.

3. Pledged cash deposits

Pledged as guarantee for its notes payable, the Company regularly pays some of its suppliers by bank notes. The Company has to deposit a cash deposit, equivalent to 30%- 40% of the face value of the relevant bank note, at a bank in order to obtain the bank note.

4. Accounts and notes receivable

The Company’s accounts receivable at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
Accounts receivable	$133,763,753	$122,379,968
Notes receivable	85,688,462	76,407,523
	219,452,215	198,787,491
Less: allowance for doubtful accounts	(2,863,376)	(2,928,503)
Balance at the end of the period	$216,588,839	$195,858,988

Notes receivable represent accounts receivable in the form of bills of exchange whose acceptances are guaranteed and settlements are handled by banks.

5. Other receivables

The Company’s other receivables at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
Other receivables	$3,189,669	$3,501,967
Less: allowance for doubtful accounts	(707,615)	(700,533)
Balance at the end of the period	$2,482,054	$2,801,434

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. These receivables originate as part of the Company's normal operating activities.

6. Inventories

The Company’s inventories at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Raw materials	$16,491,114	$11,394,670
Work in process	8,295,708	7,537,766
Finished goods	22,698,351	17,937,836
Balance at the end of the period	$47,485,173	$36,870,272

7. Long term Investments

On March 31, 2011 and December 31, 2010, the Company’s balance of long-term investments was $3,233,024 and $3,162,136, respectively. For the long-term investments in which the Company has no voting control, such investments were accounted for using the equity method or cost method.

On January 24, 2010, the Company invested $3,095,414 to establish a fifty-fifty joint venture company, Beijing Hainachuan Henglong Steering System Co., Ltd., “Beijing Henglong,” with an unrelated party. The Company accounted its operation results with the equity method. On March 31, 2011 and December 31, 2010, the Company has $3,150,661 and $3,080,598 of net equity in Beijing Henglong, respectively.

The Company’s share of net assets and net income is reported in the consolidated financial statements as “long-term investment” on the consolidated balance sheets and “other income” on the consolidated statements of operations. The Company’s consolidated financial statements reflect gain of non-consolidated affiliates of $55,247 and nil in the three months ended March 31, 2011 and 2010, respectively.

8. Property, plant and equipment

The Company’s property, plant and equipment at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010

Land use rights and buildings	$37,790,018	$36,983,940
Machinery and equipment	86,479,123	81,905,845
Electronic equipment	6,037,816	5,840,308
Motor vehicles	2,901,993	2,902,738
Construction in progress	5,282,106	4,686,699
	138,491,056	132,319,530
Less: Accumulated depreciation	(60,675,377)	(56,938,783)
Balance at the end of the period	$77,815,679	$75,380,747

Depreciation charges for the three months ended March 31, 2011 and 2010 are $3,223,330 and $2,310,265,  respectively.

9. Intangible assets

The Company’s intangible assets at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
Costs:
Patent technology	$1,551,803	$1,536,268
Management software license	514,370	509,221
	2,066,173	2,045,489
Less: Amortization	(1,450,841)	(1,383,400)
Balance at the end of the period	$615,332	$662,089

For three months ended March 31, 2011 and 2010, amortization expenses were $53,452 and $48,001, respectively

10. Deferred Income Tax Assets

In accordance with the provisions of ASC Topic 740, “Income Taxes”, the Company assesses, on a quarterly basis, its ability to realize its deferred tax assets. Based on the more likely than not standard in the guidance and the weight of available evidence, the Company believes a valuation allowance against its deferred tax assets is required. In determining the need for a valuation allowance, the Company considered the following significant factors: an assessment of recent years’ profitability and losses; the Company’s expectation of profits based on margins and volumes expected to be realized (which are based on current pricing and volume trends); the long period - ten years or more in all significant operating jurisdictions — before the expiry of net operating losses, noting further that a portion of the deferred tax asset is composed of deductible temporary differences that are subject to an expiry period until realized under tax law. The Company will continue to evaluate the provision of valuation allowance in future periods.

The components of estimated deferred income tax assets at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Deferred Tax Assets
Losses carryforward (U.S.)	$2,770,984	$2,422,312
Losses carryforward (PRC)	954,548	804,147
Product warranties and other reserves	3,029,888	2,871,844
Property, plant and equipment	3,491,838	3,271,594
Accrued make-whole interest expense for convertible notes	1,999,203	2,320,938
Share-based compensation	366,464	366,464
Bonus accrual	208,716	182,970
Other accruals	965,531	943,373
Others	93,496	314,795
Total Deferred Tax Assets	$13,880,668	$13,498,437

Deferred Tax Liabilities
Deferred income taxes on the unremitted earnings	$(315,462)	$(312,304)
Temporary difference related to revenue recognition	(1,324,942)	(801,562)
Total Deferred Tax Liabilities	$(1,640,404)	$(1,113,866)

Total Deferred Tax Assets, net	$12,240,264	$12,384,571
Less: Valuation Allowance	(6,084,206)	(5,913,860)
Total Deferred Tax Assets, net of valuation allowance	$6,156,058	$6,470,711

As of March 31, 2011, valuation allowance was $6,084,206, including $5,136,651 allowance for the Company’s deferred tax assets in the U.S. and $947,555 allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the U.S., the management believes that the deferred tax assets in the U.S. are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

11. Bank loans

At March 31, 2011, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $6,863,523, with weighted average interest rate at 5.45% per annum. These loans are secured with some of the property and equipment of the Company, and are repayable within one year.

At December 31, 2010, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $6,794,812, with weighted average interest rate at 5.25% per annum. These loans are secured with some of the property and equipment of the Company and are repayable within one year.

12. Accounts and notes payable

The Company’s accounts and notes payable at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
Accounts payable	$110,381,158	$95,726,549
Notes payable	51,019,480	52,790,874
Balance at the end of the period	$161,400,638	$148,517,423

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

The Company will have the right to require the Convertible Notes holders to convert a portion of the conversion amount then remaining under the Convertible Notes obligation into shares of common stock, “ Mandatory Conversion,” if at any time during a six-month period, the beginning day of each such six-month period, a “Mandatory Conversion Period Start Date,” the arithmetic average of the weighted average price of the common stock for a period of at least thirty (30) consecutive trading days following the Mandatory Conversion Period Start Date equals or exceeds the percentage set forth in the chart below multiplied by $8.8527 as applicable to the indicated six month period:

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

As indicated above, according to the terms of the Convertible Notes, the conversion price was reset to $7.0822 as of August 15, 2008 based on the weighted average price of the stock on that date. In accordance with ASC Topic 470, a contingency feature that cannot be measured at inception of the instrument should be recorded when the contingent event occurs. Therefore, on the date of the reset, the difference in the number of indexed shares prior to the reset was compared to the indexed shares subsequent to the reset and this incremental number of shares was multiplied by the commitment date stock price to determine the incremental intrinsic value that resulted from the adjustment to the conversion price. At the commitment date, as the effective conversion price was higher than the market value of the stock, no beneficial conversion feature was present.

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

Upon the consummation of a change of control as defined in the Convertible Notes agreements, the Convertible Notes holder may require the Company to redeem all or any portion of the Convertible Notes. The portion of the Convertible Notes subject to redemption shall be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Other Make Whole Amount as defined above.

On each of February 15, 2010 and February 15, 2011, the Convertible Notes holders had the right, in their sole discretion, to require that the Company redeem the Convertible Notes in whole but not in part, by delivering written notice thereof to the Company. The portion of the Convertible Notes subject to redemption pursuant to this annual redemption right will be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Annual Redemption Make Whole Amount. The “Annual Redemption Make Whole Amount” will mean a premium to the conversion amount such that the total amount received by the Convertible Notes holder upon any annual redemption represents a gross yield on the original principal amount of eleven percent (11%), with interest computed on the basis of actual number of days elapsed over a 360-day year. The Convertible Notes holders did not exercise their right on either of these dates.

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

Following the WAP Default notices, the Company received a letter from the provisional liquidator acting on behalf of Lehman Brothers Commercial Corporation Asia Limited, the “LBCCA Liquidator,” the other Convertible Notes holder, requesting an extension until April 15, 2009 to consider its rights under the Convertible Notes. The Company granted an extension to April 15, 2009. The LBCCA Liquidator further requested another extension to April 24, 2009. On April 24, 2009, LBCCA’s lawyers sent three Holder Redemption Notices via fax electing to redeem the entire outstanding principal of $30,000,000, together with interest, late charges, if any, and the Other Make Whole Amount, to be paid on July 23, 2009. The Company discussed settlement with the LBCCA Liquidator, and on or about July 22, 2009, the Company and the LBCCA Liquidator agreed to extend the applicable holder mandatory redemption date for two months to September 23, 2009 to give more time to pursue settlement discussion. The Company received a letter dated September 22, 2009 from the LBCCA Liquidator stating that upon the Company’s acceptance of the revocation, all holder redemption notices dated April 24, 2009 shall be immediately revoked as if they were never issued, and the letter and the revocation did not purport to amend, restate or supplement any other terms and conditions under the three Notes and the Securities Purchase Agreement dated 1 February 2008 between the Company and LBCCA Liquidator. The Company accepted such revocation on September 23, 2009.

In connection with the Convertible Notes, the Company issued 1,317,864 detachable warrants, the “Warrants,” to purchase from the Company shares of common stock of the Company at the exercise price of $8.8527 per share. The Warrants are exercisable immediately and expired on February 15, 2009. The Warrants require net cash settlement in the event that there is a fundamental transaction, contractually defined as a merger, sale of substantially all assets, tender offer or share exchange. Due to this contingent redemption provision, in accordance with guidance now incorporated in ASC Topic 480, the warrants require liability classification and must be recorded at fair value each reporting period. As of the issuance date, i.e., February 15, 2008, the fair value of warrants was $798,626, which was determined using the Black-Scholes option pricing model.

On February 15, 2009, the warrants expired unexercised and the warrants were forfeited. Accordingly, the value of the warrants has been recorded in the income statement as a loss on change in fair value of derivative. (See note 28)

On the issuance date, February 15, 2008, the Company has evaluated the Convertible Notes for terms and conditions that would be considered to be features of embedded derivatives. Generally, such features would be required to be separated from the host contract and accounted for as derivative financial instruments when certain conditions are met. Certain features, such as the conversion option, were found to be exempt, as they satisfied the conditions as set forth in ASC Topic 815 (formerly paragraph 11(a) of SFAS 133) for instruments that are being (1) indexed with the Company’s own stock, and (2) classified as equity in the financial position statement. Other features, such as puts, were not required to be bifurcated from the debt host as they are clearly and closely associated with the risk of the debt-type host instrument.

As more fully discussed in Note 2, as of January 1, 2009, the Company adopted and applied the guidance as set forth under ASC 815, “Derivatives and Hedging Activities”. As a result of adopting the provisions of ASC 815-40, the Company was required to bifurcate the embedded conversion feature from the Convertible Debt and classify that financial instrument in liabilities at fair value. The Company has accounted for this change in accounting principle by reflecting the cumulative effect as an adjustment to its beginning retained earnings for the year ended December 31, 2009. The cumulative effect adjustment that the Company made is the difference between the amounts that it has recognized on the Convertible Notes payable (prior to the adoption of ASC 815-40) and the amounts that would have been recognized if the amended guidance had been effective on the issuance date of the Convertible Notes payable, which was February 15, 2008. The following table reflects the cumulative effect of the differences:

	Convertible notes payable
	Original Allocation	RevisedAllocation
Value allocated to debt	$34,201,374	$28,379,704
Warrants	798,626	798,626
Compound embedded derivative	-	5,821,670
Face value of Convertible Notes payable	$35,000,000	$35,000,000
Unamortized discount	660,193	3,891,148
Unamortized value as of December 31, 2008	$34,339,807	-
Unamortized value as of January 1, 2009	-	$31,108,852

As indicated above, on the date of the Convertible Note issuance, allocation of basis in the financing arrangement to the warrants has resulted in an original issue discount to the face value of the Convertible Notes in the amount of $798,626, of which the amount was accreted to its face value over the term of the Convertible Note using the effective method. As of December 31, 2008, the interest expense recorded by the Company was $138,433, and the unamortized discount was $660,193. On January 1, 2009, the Company adopted and applied the provision of ASC 815 Derivatives and Hedging Activities (effective on January 1, 2009). The accounting for the cumulative effect change in this accounting principle resulted in a discount of $6,620,296, including $798,626 discount resulting from Warrants and $5,821,670 from the embedded conversion feature of the original unamortized discount and the subsequent amortization using the effective interest method. On January 1, 2009, unamortized discount was $3,891,148.

As indicated above, due to the Company’s WAP Default on March 17, 2009, the Convertible Notes holders had the option to elect to exercise their rights to require the Company to redeem the Convertible Notes. The remaining amount of $3,891,148 unamortized discount on the Convertible Notes was recorded to its full face value and the redemption make-whole amount of $520,000 was accrued. On April 8, 2009, the Company and YA Global reached a settlement agreement, whereby under the terms of the settlement agreement, the Company paid a redemption amount of $5,000,000 of principal and $41,667 of interest to YA Global, and accrual of $571,181 for make-whole redemption interest to YA Global was waived and accounted for as a gain on debt extinguishment. On September 22, 2009, LBCCA Liquidator revoked the redemption notices that were sent on April 24, 2009, and continued to hold the Company’s Convertible Notes, of which the face value was $30,000,000. The Company accepted such revocation on September 23, 2009.

On March 1, 2011, an investor converted $6,428,571 principal amount of the Convertible Notes at a conversion price of $7.0822 per share, and the Company issued 907,708 shares of its common stock to the investor. On the conversion date, the market price of the common shares issued was $10,111,869 ($11.14 per share) and the value of the conversion consideration was $11,676,287, including $6,428,571 of principal, $1,506,143 of coupon interest and make-whole amount payable and $3,741,573 derivative liabilities under such principal. The amount of coupon interest, make-whole and derivative liabilities included in the value of the conversion consideration were determined by pro-rating the accrued coupon interest, accrued make-whole amount and the fair value of the derivative liabilities based on the principal amount of the Convertible Notes converted as a percentage of the outstanding balance prior to their conversion. The Company recorded a gain on Convertible Notes conversion of $1,564,418, which is the difference between the market price of the common stock and the conversion consideration.

On March 31, 2011 and December 31, 2010, the carrying value of the Company’s Convertible Notes payable was $23,571,429 and $30,000,000, respectively.

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

The following table summarizes the compound derivative liabilities as of March 31, 2011 and December 31, 2010:

Financial Instrument	March 31, 2011	December 31, 2010

Compound derivative liability	$9,798,408	$25,271,808
Common shares to which the derivative liability is linked	3,328,264	4,235,972

Changes in the fair value of compound derivative liabilities are recorded in gain (loss) on change in fair value of derivative column in the income (loss) statement and additional paid-in capital column in the balance sheet. The following tables summarize the components of gain (loss) on change in fair value of derivative arising from fair value adjustments and other changes to compound derivative liabilities during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Balances at January 1	$25,271,808	$45,443,506

Decrease due to Convertible Notes conversion on March 1, 2011 (see note 13)	(3,741,573)	-
Increase (decrease) in fair value adjustments (1)	(11,731,827)	14,152,382
Balances at March 31	$9,798,408	$59,595,888

(1)	Recorded in the gain (loss) on change in fair value of derivative column in the income (loss) statement.

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

The Company’s embedded conversion option derivative represents the conversion option, term-extending option, certain redemption and put features in the Company’s Convertible Notes payable. See Note 13 for additional information about the Company’s Convertible Notes payable. The features embedded in the Convertible Notes were combined into one compound embedded derivative that the Company fair valued using the Monte Carlo valuation technique. Monte Carlo was believed by the Company’s management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, Monte Carlo also embodies assumptions that provide for credit risk, interest risk and redemption behaviors (i.e., assumptions market participants exchanging debt-type instruments would also consider). Monte Carlo simulates multiple outcomes over the period to maturity using multiple assumption inputs also over the period to maturity. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of March 31, 2011, December 31, 2010, March 31, 2010 and December 31, 2009 (effective date of accounting principle change):

	Range
March 31, 2011 Assumptions:	Low	High	Equivalent
Volatility	55.21%	72.28%	63.99%
Market adjusted interest rates	6.01%	12.39%	9.57%
Credit risk adjusted rates	12.68%	13.43%	12.81%
Implied expected life (years)	--	--	1.73

	Range
December 31, 2010 Assumptions:	Low	High	Equivalent
Volatility	43.14%	76.00%	63.00%
Market adjusted interest rates	5.14%	20.15%	9.64%
Credit risk adjusted rates	14.75%	15.82%	15.11%
Implied expected life (years)	—	—	1.73

	Range
March 31, 2010 Assumptions:	Low	High	Equivalent
Volatility	70.65%	83.40%	78.56%
Market adjusted interest rates	6.84%	9.12%	7.67%
Credit risk adjusted rates	15.01%	16.70%	15.66%
Implied expected life (years)	--	--	1.64

	Range
December 31, 2009 Assumptions:	Low	High	Equivalent
Volatility	68.86%	81.94%	76.71%
Market adjusted interest rates	6.40%	7.87%	7.05%
Credit risk adjusted rates	13.39%	14.20%	13.63%
Implied expected life (years)	--	--	1.96

The Monte Carlo technique requires the use of inputs that range across all levels in the fair value hierarchy. As a result, the technique is a Level 3 valuation technique in its entirety. The calculations of fair value utilized the Company’s trading market values on the calculation dates. The contractual conversion prices were adjusted to give effect to the value associated with the down-round, anti-dilution protection. Expected volatility for each interval in the Monte Carlo process was established based upon the Company’s historical volatility for historical periods consistent with the term of each interval in the calculation. Market adjusted interest rates give effect to expected trends or changes in market interest rates by reference to historical trends in LIBOR. Credit risk adjusted rates, or yields, were developed using bond curves, risk free rates, market and industry adjustment factors for companies with similar credit standings as the Company’s.

15. Accrued expenses and other payables

The Company’s accrued expenses and other payables at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
Accrued expenses	$5,080,522	$3,627,768
Accrued interest (1)	379,134	7,143,751
Other payables	2,440,905	2,826,354
Warranty reserves (2)	15,157,751	13,944,392
Dividend payable to non-controlling interest shareholders of Joint-ventures	1,545,921	1,530,445
Balance at the end of the period	$24,604,233	$29,072,710

（1）On March 31, 2011 and December 31, 2010, the Company’s balance of accrued interest was $379,134 and $7,143,751, respectively, which includes nil and $6,631,251 of accrued provision on make-whole redemption interest of convertible notes, respectively. As of December 31, 2010, the Company's balance of accrued interest includes make-whole redemption interest which was payable upon the Annual Redemption on February 15, 2011, if the Convertible Notes were redeemed. However, as at March 31, 2011, make-whole redemption interest was classified to long-term liabilities as there was no other mandatory annual redemption subsequent to February 15, 2011. (see note 16)

（2）The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three months ended March 31, 2011 and 2010, the warranties activities were as follows:

	Three Months Ended March 31,
	2011	2010
Balance at the beginning of period	$13,944,392	$9,092,462
Additions during the period	2,725,655	2,919,304
Settlement within period, by cash or actual materials	(1,653,306)	(1,617,173)
Foreign currency translation gain	141,010	2,531
Balance at end of period	$15,157,751	$10,397,124

16. Accrued make-whole redemption interest expense for Convertible Notes

In February 2008, the Company sold to two accredited institutional investors $35 million of convertible notes, the "Convertible Notes,” with a scheduled maturity date of February 15, 2013. Pursuant to the terms of the Convertible Notes, on each of February 15, 2010 and February 15, 2011, the Convertible Note holders had the right, in their sole discretion, to require that the Company redeem the Convertible Notes in whole but not in part, by delivering written notice thereof to the Company. The portion of the Convertible Note subject to redemption pursuant to this annual redemption right will be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Annual Redemption Make Whole Amount. The “Annual Redemption Make Whole Amount” means a premium to the conversion amount such that the total amount received by the Convertible Notes holder upon any annual redemption represents a gross yield on the original principal amount of eleven percent (11%), with interest computed on the basis of actual number of days elapsed over a 360-day year. On February 15, 2011, the Convertible Notes holder did not exercise its annual redemption right. Therefore, the next scheduled redemption date is the maturity date of February 15, 2013 and the make-whole provision accrued after February 15, 2011 was based on the “Maturity Make Whole Amount”. “Maturity Make Whole Amount” means a premium to the Conversion Amount such that the total amount received by the Holder at Maturity represents a gross yield to the Holder on the Original Principal Amount as of the Maturity Date equal to thirteen percent (13%), with interest computed on the basis of actual number of days elapsed over a 360-day year. The make-whole redemption interest is recorded under accrued interest before February 15, 2011 due to its current liabilities feature and thereafter reclassified to and recorded as non-current liability.

During the three months ended March 31, 2011 and 2010, the accrued provision on make-whole redemption interest pursuant to the term of Convertible Notes was as follows:

	Three Months Ended March 31,
	2011	2010
Balance at beginning of the period	$6,631,251	$4,763,771
Amounts provided for during the period	582,882	227,897
Decrease due to Convertible Notes conversion	(1,502,125)	-
Balance at end of period	$5,712,008	$4,991,668

17. Taxes payable

The Company’s taxes payable at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
Value-added tax payable	$3,400,429	$3,203,808
Income tax payable	2,173,023	3,273,776
Other tax payable	333,961	383,362
Balance at end of the period	$5,907,413	$6,860,946

18. Advances payable

The amounts mainly represent advances made by the Chinese government to the Company as subsidy on interest on loans related to production facilities expansion.

The balances are unsecured, interest-free and will be repayable to the Chinese government if the usage of such advance does not continue to qualify for the subsidy.

19. Share capital and additional paid-in capital

The activities in the Company’s share capital and additional paid-in capital account during the three months ended March 31, 2011 and 2010 are summarized as follows:

	Share Capital
	Shares	Par Value	Additional paid-in capital
Balance at January 1, 2011	27,175,826	$2,717	$28,565,153
Issuance of common shares for the conversion of Convertible Notes (1)	907,708	91	10,111,778
Balance at March 31, 2011	28,083,534	$2,808	$38,676,931

	Share Capital
	Shares	Par Value	Additional paid-in capital
Balance at January 1, 2010 and March 31, 2010	27,046,244	$2,704	$27,515,064

(1) On March 1, 2011, an investor converted $6,428,571 principal amount of the Convertible Notes at a conversion price of $7.0822 per share, and the Company issued 907,708 shares of its common stock to the investor.  No additional consideration was paid for the conversion of the Convertible Notes into common stock. The market price of the Company’s common stock was $11.14 on such date.

20. Noncontrolling interests

The Company’s activities in respect of the amounts of the noncontrolling interests’ equity at March 31, 2011 and 2010 are summarized as follows:

	Three Months Ended March 31,
	2011	2010
Balance at beginning of the period	$35,966,773	$27,138,357
Add: Additions during the period –
Income attributable to non-controlling interests	2,438,256	3,066,343
Less: Decreases during the period
Dividends declared to the non-controlling interest holders of Joint-venture companies	-	(2,604,229)
Foreign currency translation gain	363,704	7,554
Balance at end of period	$38,768,733	$27,608,025

21. Retained earnings—

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

When the statutory surplus reserve reaches 50% of the registered capital of a company, additional reserve is no longer required. However, the reserve cannot be distributed to joint venture partners. Based on the business licenses of the Sino-foreign joint ventures, the registered capital of Henglong, Jiulong, Shenyang, Zhejiang, USAI, Jielong, Wuhu, and Hengsheng are $10,000,000, $4,283,170 (RMB35,000,000), $8,132,530 (RMB67,500,000), $7,000,000, $2,600,000, $6,000,000, $3,750,387 (RMB30,000,000), and $10,000,000, respectively.

During the three months ended March 31, 2011 and 2010, the Company did not declare dividends or appropriate statutory surplus reserve.

22. Financial expenses

During the three months ended March 31, 2011 and 2010, the Company recorded financial expenses which are summarized as follows:

	Three Months Ended March 31,
	2011	2010
Interest expenses, net (1)	$906,432	$458,607
Foreign exchange loss, net	84,072	9,821
Loss of note discount, net	18,875	15,191
Handling charge	52,834	24,602
Total	$1,062,213	$508,221

(1) Increased interest expenses occurred as a result of the fact that (a) beginning on February 15, 2011, the Company accrued interest at the rate of 13% according to the terms of the Convertible Notes, and during the three months ended March 31, 2010, the Company accrued interest at the rate of 11% and (b) on September 22, 2009, Convertible Notes Holders revoked the redemption notices that were sent on April 24, 2009, and continued to hold the Company’s Convertible Notes; therefore, the Company amortized previously accrued WAP default interest in the period from September 22, 2009 to February 15, 2010. For the three months ended March 31, 2010, the Company amortized about $300,000 of the WAP default interest expenses.

23. Gain (loss) on change in fair value of derivative

During the three months ended March 31, 2011 and 2010, the Company recorded gain (loss) on change in fair value of derivative is summarized as follows:

	Three Months Ended March 31,
	2011	2010
Gain (loss) from adjustment of fair value of compound derivative liabilities	$11,731,827	$(14,152,382)

During the three months ended March 31, 2011, the Company’s common stock market price dropped to $8.90 from $13.62 at the beginning of the year, thus, decreased the intrinsic value of the embedded conversion feature in financial instruments, decreased the fair value of compound derivative liabilities, and increased the gain on change in fair value of derivatives. (see note 14)

During the three months ended March 31, 2010, the Company’s common stock market price rose to $23.10 from $18.71 at the beginning of the year, thus, increased the intrinsic value of the embedded conversion feature in financial instruments, increased the fair value of compound derivative liabilities, and increased the loss on change in fair value of derivatives. (see note 14)

24. Gain on Convertible Notes conversion

During the three months ended March 31, 2011, gain on Convertible Notes conversion was $1,564,418. During the three months ended March 31, 2010, no Convertible Notes were converted. (see note 13)

25. Income tax rate

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

As of March 31, 2011, the Company still has undistributed earnings of approximately $82 million from investment in foreign subsidiaries that are considered permanently reinvested. Since these amount are permanently reinvested, no deferred income tax has been provided on such earnings.

During 2009, Jiulong was awarded the title of Advanced Technology Enterprises, and based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2008, 2009 and 2010. In 2011, the Company expects Jiulong to qualify for Advanced Technology Enterprises and continue to be taxed at the 15% tax rate. However, this is subject to re-assessment by the government, and if approved, its term will be extended for another three years. If Jiulong fails to pass the re-assessment by the government, it would be subject to a tax rate of 25%.

During 2008, Henglong was awarded the title of Advanced Technology Enterprises, and based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2008, 2009 and 2010. In 2011, the Company expects Henglong to qualify for Advanced Technology Enterprises and continue to be taxed at the 15% tax rate. However, this is subject to re-assessment by the government, and if approved, its term will be extended for another three years. If Henglong fails to pass the re-assessment by the government, it would be subject to a tax rate of 25%.

On January 1, 2003, Shenyang was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2003, a 75% enterprise national income tax deduction and a 100% local income tax deduction for the next three years thereafter, from 2005 to 2007, and a 50% enterprise national income tax deduction, from January 1, 2008, for income tax purposes and was subject to enterprise income tax at a rate of 18%. During 2009, Shenyang was awarded the title of Advanced Technology Enterprises, and based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2009, 2010 and 2011.

On January 1, 2004, Zhejiang was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from 2004, and a 50% enterprise national income tax deduction, and a 50% local income tax deduction for the next three years thereafter, from 2006 to 2008, for income tax purposes. During 2008, Zhejiang is subject to enterprise income tax at a rate of 16.5%, which was comprised of 15% enterprise national income tax and 1.5% local income tax. During 2009, Zhejiang was awarded the title of Advanced Technology Enterprise, and based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2009, 2010 and 2011.

Wuhu, Jielong and Hengsheng have an enterprise income tax exemption in 2008 and 2009, and Wuhu is subject to income tax at a rate of 11%, 12%, and 12.5% for the next three years thereafter, from 2010 to 2012, and Jielong and Hengsheng are subject to 12.5% for the next three years thereafter, from 2010 to 2012.

There is no assessable profit for USAI and Testing Center in 2010, 2009, and 2008. Based on PRC income tax laws, they are subject to income tax at a rate of 12.5% for 2011 and 2012 if they have taxable income.

No provision for Hong Kong tax is made as Genesis is an investment holding company, and has no assessable income in Hong Kong for the three months ended March 31, 2010 and 2011. The Hong Kong enterprise income tax rate is 16.5%.

No provision for US tax is made as the Company has no assessable income in the US for the three months ended March 31, 2010 and 2011. The US enterprise income tax rate is 35%.

26. Income (Loss) Per Share

In periods when the Company generates income, the Company calculates basic earnings per share (“EPS”) using the two-class method, pursuant to EITF Issue No. 03-6, Participating Securities and the Two-Class Method under SFAS Statement No. 128 (“EITF 03-6”). The two-class method is required as the Company’s Convertible Notes qualify as participating securities, having the right to receive dividends should dividends be declared on common stock. Under this method, earnings for the period are allocated on a pro-rata basis to the common stockholders and to the holders of Convertible Notes based on the weighted average number of common shares outstanding and number of shares that could be converted. The Company does not use the two-class method in periods when it generates a loss as the holders of the Convertible Notes do not participate in losses.

For diluted earnings per share, the Company uses the more dilutive of the if-converted method or two-class method for Convertible Notes and treasury stock method for options, assuming the issuance of common shares, if dilutive, resulting from the exercise of options and warrants.

The calculations of diluted income per share attributable to the parent company were:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income (loss) attributable to the parent company	$19,641,982	$(4,106,451)
Allocation to convertible notes holders	(2,459,580)	-
Net income (loss) attributable to the parent company’s common shareholders – Basic	17,182,402	(4,106,451)
Dilutive effect of:
Add: Allocation to convertible notes holders	2,459,580	-
Add: Interest expenses of Convertible Notes payable	896,276	-
Less: Gain on change in fair value of derivative	(11,731,827)	-
Less: Gain on Convertible Notes conversion	(1,564,418)	-
Net income (loss) attributable to the parent company’s common shareholders – Diluted	7,242,013	(4,106,451)
Denominator:
Weighted average shares outstanding	27,478,395	27,046,244
Dilutive effects of stock options	146,566	-
Dilutive effect of convertible notes	3,933,402	-
Denominator for dilutive income/(loss) per share - Diluted	31,558,363	27,046,244
Net income per common share attributable to parent company – Basic	$0.63	$(0.15)
Net income per common share attributable to parent company – Diluted	$0.23	$(0.15)

The following table summarizes potential common shares outstanding excluded from the calculation of diluted income (loss) per share for the three months ended March 31, 2011 and 2010 because such an inclusion would have an anti-dilutive effect.

	Three Months Ended March 31,
	2011	2010
Shares issuable under stock options	-	273,001
Shares issuable pursuant to convertible senior notes	-	4,235,972
Total	-	4,508,973

27. Significant concentrations

The Company grants credit to its customers, generally on an open account basis. Majority of the Company’s customers are located in the PRC.

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

During the three months ended March 31, 2011, the Company’s ten largest customers accounted for 68.2% of its consolidated net sales, with each of two customers individually accounting for more than 10% of consolidated net sales, i.e., 12.1%, and 11.1% individually, or an aggregate of 23.2%. At March 31, 2011, approximately 15.5% of accounts receivable were from trade transactions with the aforementioned two customers.

During the three months ended March 31, 2010, the Company’s ten largest customers accounted for 78.7% of its consolidated net sales, with each of three customers individually accounting for more than 10% of consolidated net sales, i.e., 18.3%, 12.1%, and 10.7% individually, or an aggregate of 41.1%. At March 31, 2010, approximately 32.3% of accounts receivable were from trade transactions with the aforementioned three customers.

28. Related party transactions and balances

Related party transactions with companies with common directors are as follows:

Related sales:

	Three Months Ended March 31,
	2011	2010
Merchandise sold to Related Parties	$9,535,821	$1,660,393

Related purchases:

	Three Months Ended March 31 ,
	2011	2010
Materials purchased from Related Parties	$5,419,770	$4,347,288
Technology purchased from Related Parties	-	43,948
Equipment purchased from Related Parties	252,498	1,127,302
Total	$5,672,268	$5,518,538

Related receivables (March 31, 2011):

	March 31, 2011	December 31, 2010
Accounts receivable	$12,290,011	$5,466,842
Other receivables	436,557	350,464
Total	$12,726,568	$5,817,306

Related advances (March 31, 2011):

	March 31, 2011	December 31, 2010
Advanced equipment payment to Related Parties	$8,160,829	$7,534,440
Advanced expenses and others to Related Parties	1,004,247	1,334,069
Total	$9,165,076	$8,868,509

Related payables (March 31, 2011)

	March 31, 2011	December 31, 2010
Accounts payable	$1,849,339	$1,867,926

These transactions were consummated under similar terms as those with the Company's customers and suppliers.

Related parties pledged certain land use rights and buildings as security for the Company’s credit facilities provided by banks.

As of July 22, 2011, the date the Company issued these financial statements, Hanlin Chen, Chairman, owns 63.27% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

The following table summarizes the Company’s major contractual payment obligations and commitments as of March 31, 2011:

	Payment Obligations by Period
	2011 (a)	2012	2013	2014	Thereafter	Total
Obligations for service agreements	$110,000	$-	$-	$-	$-	$110,000
Interest on Convertible Notes and redemption at maturity	533,304	1,142,887	11,409,881	-	-	13,086,072
Obligations for purchasing agreements	10,123,614	3,483,175	$-	$-	-	13,606,789
Total	$10,766,918	$4,626,062	$11,409,881	$-	$-	$26,802,861

(a) Remaining 9 months in 2011

30. Off-balance sheet arrangements

At March 31, 2011, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

31. Segment reporting

The accounting policies of the product sectors are the same as those described in the summary of significant accounting policies except that the disaggregated financial results for the product sectors have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of making internal operating decisions. Generally, the Company evaluates performance based on stand-alone product sector operating income and accounts for inter segment sales and transfers as if the sales or transfers were to third parties, at current market prices.

During the three months ended March 31, 2011 and 2010, the Company had nine product sectors, five of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering (Henglong), power steering (Jiulong), power steering (Shenyang), power pumps (Zhejiang), and power steering (Wuhu). The other four sectors which were established in 2005, 2006 and 2007, respectively, engaged in the production and sale of sensor modules (USAI), electronic power steering (Jielong), power steering (Hengsheng), and provision of after sales and R&D services (HLUSA). Since the revenues, net income and net assets of these four sectors are less than 10% of its segment in the consolidated financial statements, the Company incorporated these four sectors into “other sectors”.

The Company’s product sector information is as follows:

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other（1）	Total
For the Three Months Ended March 31, 2010
Revenue
Net product sales – external	$41,160,453	$19,610,124	$8,128,135	$5,656,532	$8,447,995	$1,229,450	$-	$84,232,689
Net product sales – internal	13,274,199	553,227	1,893,176	975,628	-	3,297,365	(19,993,595)	-
Total revenue	$54,434,652	$20,163,351	$10,021,311	$6,632,160	$8,447,995	$4,526,815	$(19,993,595)	$84,232,689
Net income (loss)	$9,513,142	$1,536,163	$463,019	$1,035,165	$389,325	$264,986	$(14,241,908)	$(1,040,108)
Net income attributable to non-controlling interests	1,902,628	291,871	138,906	507,231	88,260	(5,081)	142,528	3,066,343
Net income attributable to Parent company	$7,610,514	$1,244,292	$324,113	$527,934	$301,065	$270,067	$(14,384,436)	$(4,106,451)

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other （1）	Total
For the Three Months Ended March 31, 2011
Revenue
Net product sales – external	$44,408,611	$19,411,937	$7,485,565	$4,587,944	$9,337,614	$5,782,499	$-	$91,014,170
Net product sales – internal	9,695,488	566,836	1,343,420	368,321	60,275	11,182,508	(23,216,848)	-
Total revenue	$54,104,099	$19,978,773	$8,828,985	$4,956,265	$9,397,889	$16,965,007	$(23,216,848)	$91,014,170
Net income	$8,257,231	$844,965	$696,611	$768,792	$(1,861)	$(501,938)	$12,016,438	$22,080,238
Net income attributable to noncontrolling interests	1,651,448	160,543	208,983	376,708	(422)	(64,141)	105,137	2,438,256
Net income attributable to Parent company	$6,605,783	$684,422	$487,628	$392,084	$(1,439)	$(437,797)	$11,911,301	$19,641,982

(1)  Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company owns the following aggregate net interests in seven Sino-foreign joint ventures, a wholly-owned subsidiary and two joint ventures organized in the PRC as of March 31, 2011 and 2010.

	Percentage Interest
Name of Entity	March 31, 2011	March 31, 2010
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center”	80.00%	80.00%
Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong”	50.00%	-

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

Hengsheng was established in 2007 and mainly engages in production and sales of automobile steering systems. On February 24, 2010, the Board of Directors of the Company resolved to increase the registered capital of Hengsheng to $16,000,000 from $10,000,000. The additional investment will be used for expansion of plant and purchase of machinery and equipment and will be funded by the Company’s working capital balances. As of the date of this report, the additional investment has been injected into Hengsheng.

Beijing Henglong was established in 2010 and is mainly engaged in design, development and manufacture of both hydraulic and electric power steering systems and parts. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for by the equity method.

CRITICAL ACCOUNTING POLICIES:

The Company prepares its unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amount of revenues and expenses during the reporting periods. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions. The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s condensed consolidated financial statements.

The Company considers an accounting estimate to be critical if:

•	It requires the Company to make assumptions about matters that were uncertain at the time the Company was making the estimate, and

•	Changes in the estimate or different estimates that the Company could have selected would have had a material impact on its financial condition or results of operations.

Revenue from Product Sales Recognition - The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value added tax laws have been complied with and collectability is probable. The Company recognizes product sales generally at the time the product is installed on an OEMs’ production line, and a small number of product sales is recognized at the time the product is shipped. Concurrent with the recognition of revenue, the Company reduces revenue for estimated product returns.

Additionally, the table below presents information about the nature and rationale for the Company’s other critical accounting estimates:

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors
Accrued liabilities and other long-term Liabilities	Warranty obligations
Estimating warranty requires the Company to forecast the resolution of existing claims and expected future claims on products sold. Vehicle Manufacturers (“VM”) are increasingly seeking to hold suppliers responsible for product warranties, which may impact the Company’s exposure to these costs.
			The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	• VM • VM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments
The Company is required from time-to-time to review the recoverability of certain of its assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.

			The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	• Future production estimates • Customer preferences and decisions • Economic growth • Margins

Accounts and notes receivable	Provision for doubtful accounts and notes receivable
Estimating the provision for doubtful accounts and notes receivables requires the Company to analyze and monitor each customer’s credit standing and financial condition regularly. The Company grants credit to its customers, generally on an open account basis. It may have a material adverse effect on the Company’s operating expense disclosure if such assessment were improper.

The Company grants credit to its customers for three to four months based on each customer’s current credit standing and financial data. The Company assesses an allowance on an individual customer basis, under normal circumstances; the Company does not record any provision for doubtful accounts for those accounts receivable amounts which were in credit terms. For those receivables out of credit terms, the Company records any provision for doubtful accounts according to customers’ financial position assessment.
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
• Tax law changes • Variances in future projected profitability, including by taxing entity

Convertible notes payable, discount of convertible note payable, compound derivative liabilities	Compound derivative liabilities	The Company is required to estimate the fair value of compound derivative liabilities at conception and completion of each reporting period	The Company uses Monte Carlo Valuation Model (“MCS”) to determine fair value of compound derivative liabilities	• volatility • Risk-free rate • Interest market risk • Credit risk • Redemption behavior before maturity

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

RECENT ACCOUNTING PRONOUNCEMENT

In April 2010, the FASB issued an authoritative pronouncement on the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) the entity’s functional currency, (2) the functional currency of the foreign operation for which the employee provides services, and (3) the payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2010, FASB issued revised guidance on the “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The revised guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The revised guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The revised guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has not adopted the new guidance and the adoption will not have a significant impact on the Company’s financial position, results of operations or cash flows.

EXECUTIVE SUMMARY

China Automotive Systems, Inc. is a leading supplier in China for automotive power steering systems and other automotive systems. The Company has business relations with more than sixty vehicle manufacturers, including FAW Group, Dongfeng Auto Group and Changan automobile Group, three of the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd., the largest light vehicle manufacturer in China; Chery Automobile Co., Ltd, the largest state owned car manufacturer in China, BYD Auto Co., Ltd and Zhejiang Geely Automobile Co., Ltd., the largest privately owned car manufacturers. From 2008, the Company has supplied power steering pumps and power steering gear to the Sino-Foreign joint ventures established by General Motors (GM), Citroen and Volkswagen in China. In 2009, the Company began to supply power steering gear to Chrysler North America. Most of the Company’s production and research and development institutes are located in China. The Company has 3,000 employees dedicated to design, development, manufacture and sales of its products. The Company conducts its business across nine segments, of which five were principal profit makers, including Henglong, Jiulong, Shenyang, Zhejiang and Wuhu. The Company expected that the other four segments will become new sources of revenue in 2011.

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

Financial results for the three months ended March 31, 2011 are summarized as follows:

•	Sales of $91,014,170 in 2011 compared to $84,232,689 for the same period of 2010
•	Gross profit of $19,984,908, or 22.0% of sales, down from $22,535,017, or 26.8%, for the same period of 2010
•	Selling expenses of $2,415,276, $547,473 higher than the same period of 2010
•	General and administrative expenses of $3,940,837, $14,260 higher than the same period in 2010
•	Net income attributable to Parent company of $19,641,982, increased by $23,748,433 compared to a net loss of $4,106,451 for the same period in 2010
•
Earnings per share to common shareholders of $0.63 or $0.23 on a basic and diluted basis, respectively, compared to loss of $0.15 per share on both a basic and diluted basis for the same period in 2010

•	Cash of $40,636,172 as of March 31, 2011, $8,788,807 less than as of December 31, 2010
•	Cash used in operating activities of $3,457,475 compared to cash provided by operating activities of $13,489,439 for the same period in 2010
•	Capital expenditures of $6,143,104, higher than the same period in 2010 by $1,524,288

RESULTS OF OPERATIONS——THREE MONTHS ENDED MARCH 31, 2011 AND 2010:

	Net Sales				Cost of sales
	2011	2010	Change		2011	2010	Change
Henglong	$54,104,099	$54,434,652	$(330,553)	-0.6%	$41,626,911	$40,182,809	$1,444,102	3.6%
Jiulong	19,978,773	20,163,351	(184,578)	-0.9	17,399,656	17,233,519	166,137	1.0
Shenyang	8,828,985	10,021,311	(1,192,326)	-11.9	7,480,510	8,648,897	(1,168,387)	-13.5
Zhejiang	4,956,265	6,632,160	(1,675,895)	-25.3	3,613,017	4,892,768	(1,279,751)	-26.2
Wuhu	9,397,889	8,447,995	949,894	11.2	9,011,586	8,189,548	822,038	10.0
Other Sectors	16,965,007	4,526,815	12,438,192	274.8	15,642,212	3,639,291	12,002,921	329.8
Other *	(23,216,848)	(19,993,595)	(3,223,253)	16.1	(23,744,630)	(21,089,160)	(2,655,470)	12.6
Total	$91,014,170	$84,232,689	$6,781,481	8.1%	$71,029,262	$61,697,672	$9,331,590	15.1%

*Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

NET SALES

Net sales were $91,014,170 for the three months ended March 31, 2011, compared with $84,232,689 for the three months ended March 31, 2010, an increase of $6,781,481, or 8.1%, mainly due to the development of new markets, batch sales of some models of new product Electronic Steering Gear, “EPS”, and an increase in foreign market sales.

Net sales for Henglong was $54,104,099 for the three months ended March 31, 2011, compared with $54,434,652 for the three months ended March 31, 2010, representing a decrease of $330,553, or 0.6%, including increased sales volume with a sales increase of $981,257, decreased sales price with a sales decrease of $3,552,659, and the effect of foreign currency translation with a sales increase of $2,240,849.

Net sales for Jiulong was $19,978,773 for the three months ended March 31, 2011, compared with $20,163,351 for the three months ended March 31, 2010, representing a decrease of $184,578, or 0.9%, including decreased sales volume with a sales decrease of $1,400,192, increased sales price with a sales increase of $385,572, and the effect of foreign currency translation with a sales increase of $830,042.

Net sales for Shenyang was $8,828,985 for the three months ended March 31, 2011, compared with $10,021,311 for the three months ended March 31, 2010, representing a decrease of $1,192,326, or 11.9%, including decreased sales volume with a sales decrease of $1,774,471, increased sales price with a sales increase of $169,608, and the effect of foreign currency translation with a sales increase of $412,537.

Net sales for Zhejiang was $4,956,265 for the three months ended March 31, 2011, compared with $6,632,160 for the three months ended March 31, 2010, representing a decrease of $1,675,895, or 25.3%, including decreased sales volume with a sales decrease of $1,618,967, decreased sales price with a sales decrease of $329,947 and the effect of foreign currency translation with a sales increase of $273,019.

Net sales for Wuhu was $9,397,889 for the three months ended March 31, 2011, compared with $8,447,995 for the three months ended March 31, 2010, representing an increase of $949,894, or 11.2%, including increased sales volume with a sales increase of $2,210,347, decreased sales price with a sales decrease of $1,608,222 and the effect of foreign currency translation with a sales increase of $347,769.

Net sales for Other Sectors was $16,965,007 for the three months ended March 31, 2011, compared with $4,526,815 for the three months ended March 31, 2010, representing an increase of $12,438,192 or 274.8%, including increased new market development with a sales increase of $6 million, an increased Electronic Steering Gear, “EPS”, with a sales increase of $4 million, and increased foreign market sales with a sales increase of $2 million..

COST OF SALES

For the three months ended March 31, 2011, the cost of sales was $71,029,262, compared with $61,697,672 for the same period of 2010, an increase of $9,331,590, or 15.1%, mainly due to the increase of sales and the increase of unit price.

Cost of sales for Henglong was $41,626,911 for the three months ended March 31, 2011, compared with $40,182,809 for the three months ended March 31, 2010, representing an increase of $1,444,102, or 3.6%, including increased sale volumes with a cost of sales increase of $910,536, decreased unit price with a cost of sales decrease of $1,193,506, and the effect of foreign currency translation with a cost increase of $1,727,072.

Cost of sales for Jiulong was $17,399,656 for the three months ended March 31, 2011, compared with $17,233,519 for the three months ended March 31, 2010, representing an increase of $166,137, or 1.0%, including decreased sales volumes with a cost of sales decrease of $1,378,287, increased unit price with a cost of sales increase of $794,813, and the effect of foreign currency translation with a cost increase of $749,611.

Cost of sales for Shenyang was $7,480,510 for the three months ended March 31, 2011, compared with $8,648,897 for the three months ended March 31, 2010, representing a decrease of $1,168,387, or 13.5%, including decreased sales volumes with a cost of sales decrease of $1,584,837, increased unit price with a cost of sales increase of $47,785, and the effect of foreign currency translation with a cost increase of $368,665.

Cost of sales for Zhejiang was $3,613,017 for the three months ended March 31, 2011, compared with $4,892,768 for the three months ended March 31, 2010, representing a decrease of $1,279,751, or 26.2%, including decreased sales volumes with a cost of sales decrease of $1,210,571, decreased unit price with a cost of sales decrease of $270,596, and the effect of foreign currency translation with a cost increase of $201,416.

Cost of sales for Wuhu was $9,011,586 for the three months ended March 31, 2011, compared with $8,189,548 for the three months ended March 31, 2010, representing an increase of $822,038, or 10.0%, including increased sales volumes with a cost of sales increase of $2,137,073, decreased unit price with a cost of sales decrease of $1,652,164, and the loss of foreign currency translation increase of $337,129.

Cost of sales for Other Sectors was $15,642,212 for the three months ended March 31, 2011, compared with $3,639,291 for the three months ended March 31, 2010, representing an increase of $12,002,921, or 329.8%. Cost of sales increase was mainly due to increased of sales, including increase sales volumes with a cost of sales increase of $11,926,756, decreased unit price with a cost of sales decrease of $82,497, and the loss of foreign currency translation increase of $158,662.

Gross margin was 22.0% for the three months ended March 31, 2011, a decrease of 4.8 percentage point from 26.8% for the same period of 2010, primarily due to declines in sales price in excess of unit cost reductions.

 GAIN ON OTHER SALES

Gain on other sales consists of net amount retained from sales of materials and other assets. For the three months ended March 31, 2011, gain on other sales was $413,186, compared with $451,610 for the same period of 2010, a decrease of $38,424, or 8.5%, mainly due to increased sales of materials.

SELLING EXPENSES

Selling expenses were $2,415,276 for the three months ended March 31, 2011, compared with $1,867,803 for the same period of 2010, an increase of $547,473, or 29.3%. Material increases were rent expense and transportation expense.

The increase in rent expense was due to increased sale volumes, which led to increases in the area of product warehouses in different places.

The increase in transportation expense was due to increased sales and a rise in the price of oil, which led to increases in domestic transportation prices.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $3,940,837 for the three months ended March 31, 2011, compared with $3,926,577 for the same period of 2010, an increase of $14,260, or 0.4%.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $2,310,731 for the three months ended March 31, 2011, compared with $1,301,758 for the three months ended March 31, 2010, an increase of $1,008,973, or 77.5%.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce new and innovative products on a cost-competitive basis. From 2010, foreign OEMs significantly increased their demand for Electronic Steering Gear, “EPS”, but the related technology in China is still in the research and development and testing stage. In order to market “EPS” quickly, the Company continues to invest heavily in the R&D of “EPS” in 2011, including increasing the Company’s senior technicians and advanced manufacture equipment on “EPS,” establishing the “EPS” trail-production department, introducing technology expectations and purchasing advanced technology and test equipment.

INCOME FROM OPERATIONS

Income from operations was $11,731,250 for the three months ended March 31, 2011, compared with $15,890,489 for the three months ended March 31, 2010, a decrease of $4,159,239, or 26.2%, including a decrease of $2,550,109, or 11.3%, in gross profit, a decrease of $38,424, or 8.5%, in gain on other sales, and an increase of $1,570,706, or 22.1%, in operating expenses.

 FINANCIAL EXPENSES

Financial expenses were $1,062,213 for the three months ended March 31, 2011, compared to financial expenses of $508,221 for the same period of 2010, an increase of $553,992, or 109.0%, primarily as a result of the fact that (a) beginning on February 15, 2011, the Company accrued interest at the rate of 13% according to the terms of the Convertible Notes, and during the three months ended March 31, 2010, the Company accrued interest at the rate of 11% and (b) the financial expense for prior quarter was lower as the interest and make-whole amount have been accrued for to its redemption value upon the WAP default.

GAIN (LOSS) ON CHANGE IN FAIR VALUE OF DERIVATIVE

Gain on change in fair value of derivative was $11,731,827 for the three months ended March 31, 2011, compared with a loss of $14,152,382 for the same period of 2010, an increase of $25,884,209.

During the three months ended March 31, 2011, the Company’s common stock market price dropped to $8.90 from $13.62 at the beginning of the year. Thus, the intrinsic value of the embedded conversion feature in financial instruments decreased, the fair value of compound derivative liabilities decreased, and the gain on change in fair value of derivatives increased. (see note 14)

During the three months ended March 31, 2010, the Company’s common stock market price rose to $23.10 from $18.71 at the beginning of the year. Thus, the intrinsic value of the embedded conversion feature in financial instruments increased, the fair value of compound derivative liabilities increased, and the loss on change in fair value of derivatives increased. (see note 14)

GAIN ON CONVERTIBLE NOTES CONVERSION

During the three months ended March 31, 2011, gain on Convertible Notes conversion was $1,564,418. During the three months ended March 31, 2010, there was no such gain.

On March 1, 2011, an investor converted $6,428,571 principal amount of the Convertible Notes at a conversion price of $7.0822 per share, and the Company issued 907,708 shares of its common stock to the investor. On the conversion date, the market price of the common shares issued was $10,111,869 ($11.14 per share) and the value of the conversion consideration was $11,676,287, including $6,428,571 of principal, $1,506,143 of coupon interest and make-whole amount payable and $3,741,573 derivative liabilities under such principal. The Company recorded a gain on Convertible Notes conversion of $1,564,418, which is the difference between the market price of the common stock and the conversion consideration.

INCOME BEFORE INCOME TAXES

Income before income taxes was $24,036,833 for the three months ended March 31, 2011, compared with $1,245,414 for the three months ended March 31, 2010, an increase of $22,791,419, including a decrease in income from operations of $4,159,239, an increase in gain on other sales of $56,023, an increase in financial expenses of $553,992, an increase in gain on change in fair value of derivative of $25,884,209, and an increase in gain on Convertible Notes conversion of $1,564,418.

INCOME TAXES

Income tax expense was $1,956,595 for the three months ended March 31, 2011, compared with $2,285,522 of income tax expense for the three months ended March 31, 2010, a decrease of $328,927, mainly because of: (1) a decrease in income before income tax in the PRC market; and (2) the fact that, while there was income before income tax in the U.S. mainly due to a change in the fair value of convertible notes, the Company cannot recognize such income as income tax expense as if it was a permanent change.

NET INCOME (LOSS)

Net income was $22,080,238 for the three months ended March 31, 2011, compared with a net loss of $1,040,108 for the three months ended March 31, 2010, an increase of $23,120,346, including an increase in income before income taxes of $22,791,419 and a decrease in income tax expenses of $328,927, or 14.4%.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST

Noncontrolling interest in the earnings of the Sino-foreign joint ventures amounted to $2,438,256 for the three months ended March 31, 2011, compared with $3,066,343 for the three months ended March 31, 2010, a decrease of $628,087, or 20.5%, primarily due to the decrease in Sino-foreign joint ventures’ net income.

The Company owns different equity interests in seven Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these seven Sino-foreign joint ventures were consolidated in the Company’s financial statements as of March 31, 2011 and 2010. The Company records the noncontrolling interest's share in the earnings of the respective Sino-foreign joint ventures for each period.

NET INCOME (LOSS) ATTRIBUTABLE TO PARENT COMPANY

Net income was $19,641,982 for the three months ended March 31, 2011, compared with a net loss of $4,106,451 for the three months ended March 31, 2010, an increase of $23,748,433, including an increase of $23,120,346 in net income and a decrease of $628,087 in net income attributable to noncontrolling interest.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources and use of cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and notes and internally generated cash. As of March 31, 2011, the Company had cash and cash equivalents of $40,636,172, compared with $49,424,979 as of December 31, 2010, a decrease of $8,788,807, or 17.8%.

The Company had working capital of $123,904,971 as of March 31, 2011, compared with $54,191,797 as of December 31, 2010, an increase of $69,713,174, or 128.6%.

Capital source:

The Company’s capital source is multifaceted, such as obtaining bank loans and notes payables. In financing activities and operating activities, the Company’s banks require the Company to sign a line of credit agreement and repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, such one year facilities can be extended for another year.

The Company had bank loans maturing in less than one year of $6,863,523 and notes payables of $51,019,480 as of March 31, 2011.

The Company currently expects to be able to obtain similar bank loans and bankers’ acceptance bills in the future if it can provide adequate mortgage security following the termination of the above mentioned agreements (see the table in section (a) Bank loan). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptance bills will be devalued by approximately $3,635,476. If the Company wishes to obtain the same amount of bank loans and banker's acceptance bills, it will have to provide $3,635,476 additional mortgages as of the maturity date of such agreements (see the table in section (a) Bank loan). The Company still can obtain a reduced line of credit with a reduction of $2,540,729, which is 69.89% (the mortgage rates) of $3,635,476, if it cannot provide additional mortgages. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity.

On February 15, 2008, the Company issued $35,000,000 of convertible notes to Lehman Brothers Commercial Corporation Asia Limited, LBCCA, and YA Global Investments, L.P., YA Global, maturing in 5 years. According to the terms of the Senior Convertible Notes (as described in Note 13), convertible notes may be required to be repaid in cash on or prior to their maturity.  For example, Convertible Note holders are entitled to require the Company to redeem all or any portion of the Convertible Notes in cash, if the Weighted Average Price (WAP) for twenty (20) consecutive trading days is less than $3.187 at any time following February 15, 2009, the “WAP Default”, by delivering written redemption notice to the Company within five (5) business days after the receipt of the Company’s notice of the WAP Default.

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

Following the WAP Default notices, the Company received a letter from the provisional liquidator acting on behalf of LBCCA, the “LBCCA Liquidator”, requesting that it be granted an extension until April 24, 2009 to consider its rights under the Convertible Notes.  The Company granted an extension to April 15, 2009.  The LBCCA Liquidator further requested another extension to April 24, 2009.  On April 24, 2009, LBCCA’s lawyers sent three Holder Redemption Notices via fax electing to redeem the entire outstanding principal of $30,000,000, together with interest, late charges, if any, and the Other Make Whole Amount, to be paid on July 23, 2009.  The Company discussed settlement with the LBCCA Liquidator, and on or about July 22, 2009, the Company and the LBCCA Liquidator agreed to extend the applicable holder mandatory redemption date for two months to September 23, 2009 to give more time to the Company and the LBCCA Liquidator to pursue settlement discussion. The Company received a letter dated September 22, 2009 from the LBCCA Liquidator stating that upon the Company’s acceptance of the revocation, all holder redemption notices dated April 24, 2009 shall be immediately revoked as if they were never issued, and the letter and the revocation did not purport to amend, restate or supplement any other terms and conditions under the three Notes and Securities Purchase Agreements dated 1 February 2008 between the Company and the LBCCA Liquidator. The Company accepted such revocation on September 23, 2009. On March 1, 2011, an investor converted $6,428,571 principal amount of the Convertible Notes at a conversion price of $7.0822 per share, and the Company issued 907,708 shares of its common stock to the investor.  No additional consideration was paid for the conversion of the Convertible Notes into common stock.

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

(a) Bank loans

As of March 31, 2011, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Due Date	Amount available	Amount Borrowed
Comprehensive credit facilities	Bank of China	Jan -12	$21,505,704	$-
Comprehensive credit facilities	China Construction Bank	Oct -12	12,201,818	6,892,655
Comprehensive credit facilities	Shanghai Pudong Development Bank	Nov-11	15,252,273	12,960,924
Comprehensive credit facilities	Jingzhou Commercial Bank	Dec -11	15,252,273	12,201,360
Comprehensive credit facilities	Industrial and Commercial Bank of China	Jun -12	12,201,818	3,596,486
Comprehensive credit facilities (1)	China Everbright Bank	Jun -11	4,575,682	5,864,377
Comprehensive credit facilities	China CITIC Bank	Aug-11	15,252,273	10,266,293
Comprehensive credit facilities (2)	China Hua Xia Bank	Jan -12	24,403,636	-
Comprehensive credit facilities	Guangdong Development Bank	Jun -11	12,659,386	6,100,908
Total			$133,304,863	$57,883,003

(1)  The amount available for use is increased to the amount of cash pledged with the bank

(2)   Henglong's comprehensive credit facility with Hua Xia Bank was guaranteed by Jiulong, another subsidiary of the Company.

The Company may request banks to issue notes payable or bank loans within its credit line using a 364-day revolving line.

The Company refinanced its short-term debt during early 2011 at annual interest rates of 5.31% to 5.96%, and maturity terms of six to twelve months. Pursuant to the comprehensive credit line arrangement, the Company pledged land use rights and buildings with an assessed value of $6,600,000 as security for its comprehensive credit facility with the Bank of China; pledged land use rights and buildings with an assessed value of $12,400,000 as security for its comprehensive credit facility with Shanghai Pudong Development Bank; pledged land use rights and equipment with an assessed value of $24,000,000 as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; pledged land use rights and buildings with an assessed value of $3,100,000,and accounts receivables with an assessed value of $1,500,000 as security for its comprehensive credit facility with Industrial and Commercial Bank of China; pledged land use rights ,buildings and equipment with an assessed value of $30,900,000 as security for its comprehensive credit facility with China Construction Bank; pledged land use rights and buildings with an assessed value of $14,700,000 as security for its comprehensive credit facility with China CITIC Bank; pledged land use rights and buildings with an assessed value of $7,800,000 as security for its comprehensive credit facility with China Everbright Bank; and pledged accounts receivables with an assessed value of $6,100,000 as security for its comprehensive credit facility with Guangdong Development Bank.

(b) Financing from investors:

On March 1, 2011, an investor converted $6,428,571 principal amount of the Convertible Notes.

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term bank loan	$6,863,523	$6,863,523	$-	$-	$-
Notes payable	51,019,480	51,019,480	-	-
Convertible Notes payable	23,571,429	-	23,571,429	-	-
Interest on Convertible Notes and make-whole amount at maturity	13,086,072	1,080,357	12,005,715
Other contractual purchase commitments, including information technology	13,716,790	10,233,614	3,483,176	-	-
Total	$108,257,294	$69,196,974	$39,060,320	$-	$-

Short-term bank loans:

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of March 31, 2011:

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of Payment	Amount Payable on Due Date
China Construction Bank	Working Capital	Jun 17, 10	1	5.31%	Pay monthly	Jun 17, 11	$3,050,455
China CITIC Bank	Working Capital	26-May-10	1	5.31%	Pay monthly	26-May-11	2,287,841
Industrial and Commercial Bank of China	Working Capital	12-Nov-10	0.5	5.96%	Pay monthly	12-May-11	1,525,227
Total							$6,863,523

The Company must use the loans for the purposes described in the table. If the Company fails, it will be charged a penalty interest at 100% of the specified loan rate. The Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged a compound interest at the specified rate. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of March 31, 2011, and will continue to comply with them.

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of March 31, 2011:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	Apr - 11	$7,773,168
Working Capital	3-6	May -11	9,750,778
Working Capital	3-6	Jun-11	7,934,403
Working Capital	3-6	Jul - 11	9,435,361
Working Capital	3-6	Aug- 11	5,704,502
Working Capital	3-6	Sep - 11	10,421,268
Total			$51,019,480

The Company must use the loans for the purposes described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital source. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment to the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of March 31, 2011, and will continue to comply with them.

The Company had approximately $13,606,790 of capital commitments as of March 31, 2011, arising from equipment purchases for expanding production capacity. The Company intends to disperse $10,123,614 in the remaining nine months of 2011 using its working capital. Management believes that it will not have a material adverse effect on the Company’s liquidity.

Cash flows:

(a)	Operating activities

Net cash used in operations during the three months ended March 31, 2011 was $3,457,475, compared with net cash provided of $13,489,439 for the same period of 2010, a decrease of $16,946,914.

The primary factors for the decrease in cash generated from operations were the decreased gross profit, certain customers’ installment payment schedules increasing the Company’s account receivables, and the fact that payment for inventory procurement increased while actual sales did not meet management’s original expectation.

(b)	Investing activities

The Company expended net cash of $5,771,161 in investment activities during the three months ended March 31, 2011, compared with $5,360,787 during the same period of 2010, an increase of $410,374.

Similar to 2010, the Company invested cash for equipment purchases and building facility to expand production to meet market needs. Cash used for equipment purchases and building facility during the three months ended March 31, 2011 and 2010, were $6,143,104 and $4,616,312, respectively.

(c)	Financing activities

During the three months ended March 31, 2011, the Company expended net cash of $44,436 in financing activities, as compared to $545,617 for the same period of 2010, a decrease of $501,181.

The Company repaid bank loans of $732,462 during the three months ended March 31, 2010, and the Company did not repay any bank loans in the same period in 2011.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2011 and 2010, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

（A）                      Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2011.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

（B）           Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.— OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED.)

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS
Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123.)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002.)

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: July 22, 2011	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: July 22, 2011	By:	/s/ Jie Li
Jie Li
Chief Financial Officer