Form 10-Q
period 2011-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2011-08-09
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

Or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission file number: 000-33123

China Automotive Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0885775
(State or other jurisdiction of incorporation or	(I.R.S. employer identification number)
organization)

No. 1 Henglong Road, Yu Qiao Development Zone, Shashi District,
Jing Zhou City, Hubei Province, People’s Republic of China
(Address of principal executive offices)

(86) 716- 832- 9196
Issuer’s telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule  12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 9, 2011, the Company had 28,083,534 shares of common stock issued and outstanding.

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

PART 1 — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,
	2011	2010
Net product sales, including $13,121,030 and $2,941,718 to related parties for the three months ended June 30, 2011 and 2010	$82,505,886	$85,081,138
Cost of product sold, including $4,710,325 and $5,248,896 purchased from related parties for the three months ended June 30, 2011 and 2010	67,705,216	65,270,878
Gross profit	14,800,670	19,810,260
Add: Gain on other sales	480,735	681,999
Less: Operating expenses
Selling expenses	2,537,012	2,903,125
General and administrative expenses	3,514,000	2,134,773
Research and development expenses	1,589,628	1,741,405
Total operating expenses	7,640,640	6,779,303
Income from operations	7,640,765	13,712,956
Add: Other income, net	72,934	250,851
Financial expenses, net	(560,929)	(840,683)
Gain (loss) on change in fair value of derivative	(146,444)	19,587,135
Income before income tax expenses and equity in earnings of affiliated companies	7,006,326	32,710,259
Less: Income taxes	1,289,769	2,291,292
Add: Equity in earnings of affiliated companies	47,635	-
Net income	5,764,192	30,418,967
Net income attributable to noncontrolling interest	1,420,234	2,811,362
Net income attributable to parent company	4,343,958	27,607,605
Allocation to convertible notes holders	(460,268)	(3,734,882)
Net income attributable to parent company’s common shareholders	$3,883,690	$23,872,723
Net income attributable to parent company’s common shareholders per share
Basic	$0.14	$0.88
Diluted	$0.14	$0.28
Weighted average number of common shares outstanding
Basic	28,083,534	27,075,607
Diluted	28,202,989	31,562,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Income (Unaudited)

	Six Months Ended June 30,
	2011	2010
Net product sales, including $22,656,851 and $4,602,111 to related parties for the six months ended June 30, 2011 and 2010	$173,520,056	$169,313,827
Cost of product sold, including $10,130,095 and $9,596,184 purchased from related parties for the six months ended June 30, 2011 and 2010	138,734,478	126,968,550
Gross profit	34,785,578	42,345,277
Add: Gain on other sales	893,921	1,133,609
Less: Operating expenses
Selling expenses	4,952,288	4,770,928
General and administrative expenses	7,454,837	6,061,350
Research and development expenses	3,900,359	3,043,163
Total operating expenses	16,307,484	13,875,441
Income from operations	19,372,015	29,603,445
Add: Other income, net	105,574	266,379
Financial expenses, net	(1,623,142)	(1,348,904)
Gain on change in fair value of derivative	11,585,383	5,434,753
Gain on convertible notes conversion	1,564,418	-
Income before income tax expenses and equity in earnings of affiliated companies	31,004,248	33,955,673
Less: Income taxes	3,246,364	4,576,814
Add: Equity in earnings of affiliated companies	86,546	-
Net income	27,844,430	29,378,859
Net income attributable to noncontrolling interest	3,858,490	5,877,705
Net income attributable to parent company	23,985,940	23,501,154
Allocation to convertible notes holders	(2,772,492)	(3,180,834)
Net income attributable to parent company’s common shareholders	$21,213,448	$20,320,320
Net income attributable to parent company’s common shareholders per share
Basic	$0.76	$0.75
Diluted	$0.40	$0.62
Weighted average number of common shares outstanding
Basic	27,780,965	27,060,925
Diluted	31,544,808	31,558,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2011	2010
Net income	$5,764,192	$30,418,967
Other comprehensive income:
Foreign currency translation gain	2,902,494	880,895
Comprehensive income	8,666,686	31,299,862
Comprehensive income attributable to noncontrolling interest	1,928,235	2,955,278
Comprehensive income attributable to parent company	$6,738,451	$28,344,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Six Months Ended June 30,
	2011	2010
Net income	$27,844,430	$29,378,859
Other comprehensive income:
Foreign currency translation gain	5,016,319	926,151
Comprehensive income	32,860,749	30,305,010
Comprehensive income attributable to noncontrolling interest	4,730,195	6,029,175
Comprehensive income attributable to parent company	$28,130,554	$24,275,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2011	December 31, 2010

ASSETS
Current assets
Cash and cash equivalents	$55,425,262	$49,424,979
Pledged cash deposits	19,951,263	20,983,891
Accounts and notes receivable, net, including $9,823,653 and $5,466,842 from related parties at June 30, 2011 and December 31, 2010	206,909,413	195,858,988
Advance payments and other, including $1,133,425 and $1,334,069 to related parties at June 30, 2011 and December 31, 2010	4,958,665	4,226,137
Inventories	45,679,605	36,870,272
Current deferred tax assets	3,594,617	3,511,421
Total current assets	336,518,825	310,875,688
Long-term assets:
Other receivables, net, including $577,779 and $350,464 from related parties at June 30, 2011 and December 31, 2010	1,481,747	2,801,434
Long-term investments	3,323,022	3,162,136
Property, plant and equipment, net	79,874,992	75,380,747
Intangible assets, net	612,152	662,089
Advance payments for property, plant and equipment, including $6,406,683 and $7,534,440 to related parties at June 30, 2011 and December 31, 2010	9,345,959	9,373,977
Non-current deferred tax assets	3,695,782	3,271,594
Total assets	$434,852,479	$405,527,665
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$3,090,426	$6,794,812
Accounts and notes payable, including $1,591,176 and $1,867,926 to related parties at June 30, 2011 and December 31, 2010	161,324,177	148,517,423
Convertible notes payable	-	30,000,000
Compound derivative liabilities	-	25,271,808
Customer deposits	1,996,632	720,883
Accrued payroll and related costs	4,344,976	4,927,200
Accrued expenses and other payables	23,814,832	29,072,710
Accrued pension costs	3,726,459	3,851,988
Taxes payable	5,042,283	6,860,946
Amounts due to shareholders/directors	352,406	353,817
Deferred tax liabilities	408,145	312,304
Total current liabilities	204,100,336	256,683,891
Long-term liabilities:
Convertible notes payable	23,571,429	-
Compound derivative liabilities	9,944,852	-
Accrued make-whole redemption interest expense of convertible notes	6,333,301	-
Advances payable	648,988	603,983
Total liabilities	244,598,906	257,287,874
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares; issued and outstanding – None	-	-
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; issued and outstanding –28,083,534 shares and 27,175,826 shares at June 30, 2011 and December 31, 2010	2,808	2,717
Additional paid-in capital	38,676,931	28,565,153
Retained earnings-
Appropriated	9,026,960	8,767,797
Unappropriated	82,706,628	58,979,851
Accumulated other comprehensive income	20,102,114	15,957,500
Total parent company stockholders' equity	150,515,441	112,273,018
Noncontrolling interests	39,738,132	35,966,773
Total stockholders' equity	190,253,573	148,239,791
Total liabilities and stockholders' equity	$434,852,479	$405,527,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$27,844,430	$29,378,859
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Stock-based compensation	-	250,026
Depreciation and amortization	6,573,562	4,909,679
Allowance for doubtful accounts recovered	(94,953)	(599,863)
Deferred income taxes assets and liabilities	(265,444)	(392,613)
Equity in earnings of affiliated companies	(86,546)	-
Gain on convertible notes conversion	(1,564,418)	-
Gain on change in fair value of derivative	(11,585,383)	(5,434,753)
Other operating adjustments	36,441	14,275
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	1,510,294	(6,521,746)
Accounts and notes receivable	(6,136,625)	(24,024,295)
Advance payments and other	(627,519)	(814,827)
Inventories	(7,820,897)	(11,987,567)
Increase (decrease) in:
Accounts and notes payable	9,191,802	27,953,517
Customer deposits	1,259,258	448,291
Accrued payroll and related costs	(690,765)	(35,015)
Accrued expenses and other payables	1,123,640	1,517,959
Accrued pension costs	(213,287)	15,083
Taxes payable	(1,965,450)	(852,725)
Net cash provided by operating activities	16,488,140	13,824,285
Cash flows from investing activities:
Decrease (increase) in other receivables	1,375,812	(830,493)
Cash received from equipment sales	109,036	374,399
Cash paid to acquire property, plant and equipment	(9,087,607)	(14,134,717)
Cash paid to acquire intangible assets	(16,697)	(38,498)
Net cash used in investing activities	(7,619,456)	(14,629,309)
Cash flows from financing activities:
Proceeds from (repayment of) bank loans	(3,863,033)	3,685,215
Dividends paid to the non-controlling interest holders of joint-venture companies	-	(1,744,982)
Shares issued for stock options exercised	-	259,476
Increase (decrease) in amounts due to shareholders/directors	(13,329)	110,271
Net cash provided by (used in) financing activities	(3,876,362)	2,309,980
Effects of exchange rate on cash and cash equivalents	1,007,961	261,087
Net increase in cash and cash equivalents	6,000,283	1,766,043
Cash and cash equivalents at beginning of period	49,424,979	43,480,176
Cash and cash equivalents at end of period	$55,425,262	$45,246,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Six Months Ended June 30,
	2011	2010
Cash paid for interest	$903,934	$407,296
Cash paid for income taxes	$5,084,538	$3,972,306

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Six Months Ended June 30,
	2011	2010
Issuance of common shares for the conversion of convertible notes	$10,111,869	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months and Six Months Ended June 30, 2011 and 2010

1.	Organization and Business

China Automotive Systems, Inc., “China Automotive,” was incorporated in the State of Delaware on June 29, 1999 under the name Visions-In-Glass, Inc. China Automotive, including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company.” The Company is primarily engaged in the manufacture and sale of automotive systems and components, as described below.

Great Genesis Holdings Limited, a company incorporated on January 3, 2003 under The Companies Ordinance in Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company.

Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly.

The Company owns the following aggregate net interests in seven Sino-foreign joint ventures, a wholly-owned subsidiary and two joint ventures organized in the PRC as of June 30, 2011 and 2010.

	Percentage Interest
Name of Entity	June 30, 2011	December 31, 2010
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”[1]	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”[2]	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”[3]	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”[4]	51.00%	51.00%
Universal Sensor Application Inc., “USAI”[5]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”[6]	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”[7]	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”[8]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center”[9]	80.00%	80.00%
Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong”[10]	50.00%	50.00%

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gear for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gear for cars and light-duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	Zhejiang was established in 2002 to focus on power steering pumps.

5.	USAI was established in 2005 and mainly engages in production and sales of sensor modulars.

6.	Jielong was established in 2006 and mainly engages in production and sales of electric power steering, “EPS.”

7.	Wuhu was established in 2006 and mainly engages in production and sales of automobile steering systems.

8.	Hengsheng was established in 2007 and mainly engages in production and sales of automobile steering systems.

9.	In December 2009, Henglong, a subsidiary of Genesis, formed Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center”.

10.
Beijing Henglong was established in 2010 and is mainly engaged in the design, development and manufacture of both hydraulic and electric power steering systems and parts. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for by the equity method.

2.	Basis of Presentation and Significant Accounting Policies

(a)	Basis of Presentation

Basis of Presentation – For the three months and six months ended June 30, 2011 and 2010, the accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The subsidiaries include the seven Sino-foreign joint ventures, a wholly-owned subsidiary and two joint ventures organized in the PRC mentioned in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the three months and six months ended June 30, 2011 and 2010, respectively.

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

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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

In April 2010, the FASB issued an authoritative pronouncement on the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trade and that is different from (1) the entity’s functional currency, (2) the functional currency of the foreign operation for which the employee provides services, and (3) the payroll currency of the employee. The guidance clarifies that an employee share based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that amends certain fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and does not anticipate that this adoption will have a significant impact on the Company's financial position or results of operations.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard requires an entity to present the total of comprehensive income, the component of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and does not anticipate that this adoption will have any impact on the Company's financial position or results of operations.

(c)	Significant Accounting Policies

Foreign Currencies – The Parent Company (CAAS) and Henglong USA Corporation (HLUSA) maintain their books and records in United States Dollars, “USD,” their functional currency. The Company’s subsidiaries based in the PRC and Genesis maintain their books and records in Renminbi, their functional currency. In accordance with ASC Topic 830, foreign currency transactions denominated in currencies other than the functional currency are remeasured into the functional currency at the rate of exchange prevailing at the balance sheet date for monetary items. Nonmonetary items are remeasured at historical rates. Income and expenses are remeasured at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period.

In translating the financial statements of the Company’s China subsidiaries and Genesis from their functional currency into their reporting currency in United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity.

Stock-Based Compensation – The Company may periodically issue shares of common stock for services rendered or for financing costs. Such shares will be valued based on the market price on the transaction date. The Company may periodically issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 456,350 stock options under this plan, and there remain 1,743,650 stock options issuable in the future. As of June 30, 2011, the Company had 236,768 stock options outstanding.

The Company has adopted ASC Topic 718, “Accounting for Stock-Based Compensation,” which establishes a fair value method of accounting for stock based compensation plans. In accordance with ASC Topic 718, the cost of stock options issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

Comprehensive Income – The Company has adopted ASC Topic 220, “Reporting Comprehensive Income.” ASC Topic 220 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. ASC Topic 220 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

Financial Instruments – The Company adopted the provisions of ASC 815, “Derivatives and Hedging Activities,” that address the determination of whether an instrument meets the definition of a derivative being indexed to a company’s own stock for purposes of applying the scope exception as provided for in accordance with ASC 815-15. Upon adoption of the standard on the effective date, the Company bifurcated the conversion feature embedded in the Convertible Notes (see Note 13), classifying it in liabilities and  measuring it at fair value at each reporting period, with changes reflected in earnings, until the Convertible Notes are settled.

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

●
Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As at June 30, 2011 and December 31, 2010, the Company does not have any fair value assets and liabilities classified as Level 1.

●
Level 2 Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As at June 30, 2011 and December 31, 2010, the Company does not have any fair value assets and liabilities classified as Level 2.

●
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

The following table presents information about the Company’s financial liabilities classified as Level 3 as of June 30, 2011 and December 31, 2010.

	Balance as of December 31, 2010
	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current	$25,271,808	$–	$–	$25,271,808

	Balance as of June 30, 2011
	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, non- current	$9,944,852	$–	$–	$9,944,852

For a summary of changes in Level 3 derivative liabilities for the year ended December 31, 2010 and for the six months ended June 30, 2011, please see note 14.

3.	Pledged cash deposits

Pledged cash deposits act as guarantee for its notes payable, the Company regularly pays some of its suppliers by bank notes. The Company has to deposit a cash deposit, equivalent to 30%- 40% of the face value of the relevant bank note, at a bank in order to obtain the bank note.

4.	Accounts and notes receivable

The Company’s accounts receivable at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
Accounts receivable	$122,921,255	$122,379,968
Notes receivable[1]	86,851,534	76,407,523
	209,772,789	198,787,491
Less: allowance for doubtful accounts	(2,863,376)	(2,928,503)
Balance at the end of the period	$206,909,413	$195,858,988

1.	Notes receivable represent accounts receivable in the form of bills of exchange whose acceptances are guaranteed and settlements are handled by banks.

5.	Inventories

The Company’s inventories at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Raw materials	$14,837,224	$11,394,670
Work in process	7,598,273	7,537,766
Finished goods	23,244,108	17,937,836
Balance at the end of the period	$45,679,605	$36,870,272

6.	Other receivables

The Company’s other receivables at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
Other receivables[1]	$2,189,362	$3,501,967
Less: allowance for doubtful accounts	(707,615)	(700,533)
Balance at the end of the period	$1,481,747	$2,801,434

1.
Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. These receivables originate as part of the Company's normal operating activities.

7.	Long term Investments

On June 30, 2011 and December 31, 2010, the Company’s balance of long-term investment was $3,323,022 and $3,162,136, respectively. For the long-term investments in which the Company has no voting control, such investments were accounted for using the equity method or cost method.

On January 24, 2010, the Company invested $3,095,414 to establish a fifty-fifty joint venture company, Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong,” with an unrelated party. The Company accounted for its operating results with the equity method of accounting. On June 30, 2011 and December 31, 2010, the Company has $3,239,581 and $3,080,598 of net equity in Beijing Henglong, respectively.

The Company’s share of net assets and net income is reported in the consolidated financial statements as “long-term investment” on the consolidated balance sheets and “equity in earnings of affiliated companies” on the consolidated statements of operations. The Company’s consolidated financial statements reflect the gain of non-consolidated affiliates of $47,635 and $86,546 in the three months and six months ended June 30, 2011, respectively, and nil in the same periods of 2010.

8.	Property, plant and equipment

The Company’s property, plant and equipment at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010

Land use rights and buildings	$38,482,263	$36,983,940
Machinery and equipment	90,860,068	81,905,845
Electronic equipment	6,164,133	5,840,308
Motor vehicles	3,041,121	2,902,738
Construction in progress	5,618,777	4,686,699
	144,166,362	132,319,530
Less: Accumulated depreciation	(64,291,370)	(56,938,783)
Balance at the end of the period	$79,874,992	$75,380,747

Depreciation charges for the three months ended June 30, 2011 and 2010 are $3,268,840 and $2,502,835, respectively. Depreciation charges for the six months ended June 30, 2011 and 2010 are $6,492,170 and $4,813,100, respectively.

9.	Intangible assets

The Company’s intangible assets at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
Costs:
Patent technology	$1,572,137	$1,536,268
Management software license	537,807	509,221
	2,109,944	2,045,489
Less: Amortization	(1,497,792)	(1,383,400)
Balance at the end of the period	$612,152	$662,089

For the three months ended June 30, 2011 and 2010, amortization expenses were $27,940 and $48,578, respectively. For the six months ended June 30, 2011 and 2010, amortization expenses were $81,392 and $96,579, respectively.

10.	Deferred Income Tax Assets

In accordance with the provisions of ASC Topic 740, “Income Taxes,” the Company assesses, on a quarterly basis, its ability to realize its deferred tax assets. Based on the more likely than not standard in the guidance and the weight of available evidence, the Company believes a valuation allowance against its deferred tax assets is required. In determining the need for a valuation allowance, the Company considered the following significant factors: an assessment of recent years’ profitability and losses; the Company’s expectation of profits based on margins and volumes expected to be realized (which are based on current pricing and volume trends); the long period - ten years or more in all significant operating jurisdictions — before the expiry of net operating losses, noting further that a portion of the deferred tax asset is composed of deductible temporary differences that are subject to an expiry period until realized under tax law. The Company will continue to evaluate the provision of valuation allowance in future periods.

The components of estimated deferred income tax assets at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Deferred Tax Assets
Losses carryforward (U.S.)	$2,816,543	$2,422,312
Losses carryforward (PRC)	943,270	804,147
Product warranties and other reserves	2,971,993	2,871,844
Property, plant and equipment	3,680,491	3,271,594
Accrued make-whole interest expense for convertible notes	2,216,655	2,320,938
Share-based compensation	366,464	366,464
Bonus accrual	140,788	182,970
Other accruals	800,046	943,373
Others	210,354	314,795
Total deferred tax assets	14,146,604	13,498,437
Less: temporary difference related to revenue recognition	(528,562)	(801,562)
Total deferred tax assets, net	13,618,042	12,696,875
Less: Valuation allowance	(6,327,643)	(5,913,860)
Total deferred tax assets, net of valuation allowance	$7,290,399	$6,783,015

As of June 30, 2011, valuation allowance was $6,327,643, including $5,399,662 allowance for the Company’s deferred tax assets in the U.S. and $927,981 allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the U.S., the management believes that the deferred tax assets in the U.S. are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income. No valuation allowance is made on the remaining deferred tax assets as management believes that these deferred tax assets will be realized in the future based on existing and expected operations.

11.	Bank loans

At June 30, 2011, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $3,090,426 with weighted average interest rate at 6.37% per annum. These loans are secured with some of the property and equipment of the Company, and are repayable within one year.

At December 31, 2010, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $6,794,812, with weighted average interest rate at 5.25% per annum. These loans are secured with some of the property and equipment of the Company and are repayable within one year.

12.	Accounts and notes payable

The Company’s accounts and notes payable at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
Accounts payable	$106,615,394	$95,726,549
Notes payable [1]	54,708,783	52,790,874
Balance at the end of the period	$161,324,177	$148,517,423

1.
Notes payable represent accounts payable in the form of bills of exchange whose acceptances are guaranteed and settlements are handled by banks. The Company has pledged cash deposits, notes receivable and certain property plant and machinery to secure notes payable granted by banks.

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

On March 17, 2009, the Company delivered two WAP Default notices to the Convertible Notes holders. On March 27, 2009, the Company received a letter from YA Global, one of the Convertible Notes holders, electing to require the Company to redeem all the three Convertible Notes it held in the total principal amount of $5,000,000, together with interest, late charges, and the Other Make Whole Amount as defined in Section 5(d) of the Convertible Notes. After negotiation, the Company and YA Global reached a settlement agreement on April 8, 2009 and under the terms of the settlement agreement, the Company paid on April 15, 2009 a redemption amount of $5,041,667 to YA Global and YA Global waived its entitlement to the Other Make Whole Amount. The amount waived was accounted for as a gain on debt extinguishment and recorded in interest expense.

Following the WAP Default notices, the Company received a letter from the provisional liquidator acting on behalf of Lehman Brothers Commercial Corporation Asia Limited, the “LBCCA Liquidator,” the other Convertible Notes holder, requesting an extension until April 15, 2009 to consider its rights under the Convertible Notes. The Company granted an extension to April 15, 2009. The LBCCA Liquidator further requested another extension to April 24, 2009. On April 24, 2009, LBCCA’s lawyers sent three Holder Redemption Notices via fax electing to redeem the entire outstanding principal of $30,000,000, together with interest, late charges, if any, and the Other Make Whole Amount, to be paid on July 23, 2009. The Company discussed settlement with the LBCCA Liquidator, and on or about July 22, 2009, the Company and the LBCCA Liquidator agreed to extend the applicable holder mandatory redemption date for two months to September 23, 2009 to give more time to pursue settlement discussions. The Company received a letter dated September 22, 2009 from the LBCCA Liquidator stating that upon the Company’s acceptance of the revocation, all holder redemption notices dated April 24, 2009 shall be immediately revoked as if they were never issued, and the letter and the revocation did not purport to amend, restate or supplement any other terms and conditions under the three Notes and the Securities Purchase Agreement dated 1 February 2008 between the Company and LBCCA Liquidator. The Company accepted such revocation on September 23, 2009.

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

Upon the adoption of ASC 815-40, the Company bifurcated the embedded conversion feature from the Convertible Debt and classified that financial instrument in liabilities at fair value. The Company has accounted for this change in accounting principle by reflecting the cumulative effect as an adjustment to its beginning retained earnings for the year ended December 31, 2009. The cumulative effect adjustment that the Company made is the difference between the amounts that it has recognized on the Convertible Notes payable (prior to the adoption of ASC 815-40) and the amounts that would have been recognized if the amended guidance had been effective on the issuance date of the Convertible Notes payable, which was February 15, 2008. The following table reflects the cumulative effect of the differences:

	Convertible notes payable
	Original Allocation	Allocation
Value allocated to debt	$34,201,374	$28,379,704
Warrants	798,626	798,626
Compound embedded derivative	-	5,821,670
Face value of convertible notes payable	$35,000,000	35,000,000
Unamortized discount	660,193	3,891,148
Unamortized value as of December 31, 2008	$34,339,807	–
Unamortized value as of January 1, 2009	-	$31,108,852

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

On March 1, 2011, an investor converted $6,428,571 principal amount of the Convertible Notes at a conversion price of $7.0822 per share, and the Company issued 907,708 shares of its common stock to the investor. On the conversion date, the market price of the common shares issued was $10,111,869 ($11.14 per share) and the value of the conversion consideration was $11,676,287, including $6,428,571 of principal, $1,506,143 of coupon interest and make-whole amount payable and $3,741,573 of derivative liabilities under such principal. The amount of coupon interest, make-whole and derivative liabilities included in the value of the conversion consideration were determined by pro-rating the accrued coupon interest, accrued make-whole amount and the fair value of the derivative liabilities based on the principal amount of the Convertible Notes converted as a percentage of the outstanding balance prior to their conversion. The Company recorded a gain on Convertible Notes conversion of $1,564,418, which is the difference between the market price of the common stock and the conversion consideration.

On June 30, 2011 and December 31, 2010, the carrying value of the Company’s Convertible Notes payable was $23,571,429 and $30,000,000, respectively.

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

The Company’s derivative financial instruments (liabilities) consisted of a compound embedded derivative that originated in connection with the Company’s Convertible Note Payable and Warrant Financing Arrangement. Derivative liabilities are carried at fair value. The following table summarizes the compound derivative liabilities as of June 30, 2011 and December 31, 2010:

Financial Instrument	June 30, 2011	December 31, 2010

Compound derivative liability	$9,944,852	$25,271,808
Common shares to which the derivative liability is linked	3,328,264	4,235,972

Changes in the fair value of compound derivative liabilities are recorded in gain (loss) on change in fair value of derivative column in the income (loss) statement. The following tables summarize the components of gain (loss) on change in fair value of derivative arising from fair value adjustments and other changes to compound derivative liabilities during the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Balances at January 1	$25,271,808	$45,443,506
Decrease due to convertible notes conversion on March 1, 2011(see note 13)	(3,741,573)	–
Decrease in fair value adjustments[1]	(11,585,383)	(5,434,753)
Balances at June 30	$9,944,852	$40,008,753

1.	Recorded in the gain on change in fair value of derivative column in the statements of income.

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

The Company’s embedded conversion option derivative represents the conversion option, term-extending option, certain redemption and put features in the Company’s Convertible Notes payable. See Note 13 for additional information about the Company’s Convertible Notes payable. The features embedded in the Convertible Notes were combined into one compound embedded derivative that the Company fair valued using the Monte Carlo valuation technique. Monte Carlo was believed by the Company’s management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, Monte Carlo also embodies assumptions that provide for credit risk, interest risk and redemption behaviors (i.e., assumptions market participants exchanging debt-type instruments would also consider). Monte Carlo simulates multiple outcomes over the period to maturity using multiple assumption inputs also over the period to maturity. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of June 30, 2011, December 31, 2010, June 30, 2010 and December 31, 2009 (effective date of accounting principle change):

	Range
June 30, 2011 Assumptions:	Low	High	Equivalent
Volatility	64.98%	88.55%	72.32%
Market adjusted interest rates	8.55%	11.38%	10.1%
Credit risk adjusted rates	12.82%	12.83%	12.82%
Implied expected life (years)	—	—	1.52

	Range
December 31, 2010 Assumptions:	Low	High	Equivalent
Volatility	43.14%	76.00%	63.00%
Market adjusted interest rates	5.14%	20.15%	9.64%
Credit risk adjusted rates	14.75%	15.82%	15.11%
Implied expected life (years)	—	—	1.73

	Range
June 30, 2010 Assumptions:	Low	High	Equivalent
Volatility	72.93%	80.36%	76.88%
Market adjusted interest rates	2.75%	21.13%	10.15%
Credit risk adjusted rates	16.42%	17.35%	16.59%
Implied expected life (years)	—	—	1.78

	Range
December 31, 2009 Assumptions:	Low	High	Equivalent
Volatility	68.86%	81.94%	76.71%
Market adjusted interest rates	6.40%	7.87%	7.05%
Credit risk adjusted rates	13.39%	14.20%	13.63%
Implied expected life (years)	—	—	1.96

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

15.	Accrued expenses and other payables

The Company’s accrued expenses and other payables at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
Accrued expenses	$2,317,347	$3,627,768
Accrued interest[1]	613,661	7,143,751
Other payables	2,456,657	2,826,354
Warranty reserves[2]	15,902,152	13,944,392
Dividend payable to non-controlling interest shareholders of Joint-ventures	2,525,015	1,530,445
Balance at the end of the period	$23,814,832	$29,072,710

1.
On June 30, 2011 and December 31, 2010, the Company’s balance of accrued interest was $613,661 and $7,143,751, respectively, which includes nil and $6,631,251 of accrued provision on make-whole redemption interest for the annual redemption on the convertible notes, respectively. As of December 31, 2010, the Company’s balance of accrued interest includes make-whole redemption interest which was payable upon the Annual Redemption on February 15, 2011, if the Convertible Notes were redeemed. However, as at June 30, 2011, make-whole redemption interest was classified to long-term liabilities as there was no other mandatory annual redemption subsequent to February 15, 2011. (see note 16)

2.
The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the six months ended June 30, 2011 and 2010, the warranties activities were as follows:

	Six Months Ended June 30,
	2011	2010
Balance at the beginning of period	$13,944,392	$9,092,462
Additions during the period–	5,508,488	5,765,935
Settlement within period, by cash or actual material	(3,876,304)	(3,322,294)
Foreign currency translation gain	325,576	56,730
Balance at end of period	$15,902,152	$11,592,833

16.	Accrued make-whole redemption interest expense for Convertible Notes

In February 2008, the Company sold to two accredited institutional investors $35 million of convertible notes, the "Convertible Notes,” with a scheduled maturity date of February 15, 2013. Pursuant to the terms of the Convertible Notes, on each of February 15, 2010 and February 15, 2011, the Convertible Note holders had the right, in their sole discretion, to require that the Company redeem the Convertible Notes in whole but not in part, by delivering written notice thereof to the Company. The portion of the Convertible Note subject to redemption pursuant to this annual redemption right will be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Annual Redemption Make Whole Amount. The “Annual Redemption Make Whole Amount” means a premium to the conversion amount such that the total amount received by the Convertible Notes holder upon any annual redemption represents a gross yield on the original principal amount of eleven percent (11%), with interest computed on the basis of actual number of days elapsed over a 360-day year. On February 15, 2011, the Convertible Notes holder did not exercise its annual redemption right. Therefore, the next scheduled redemption date is the maturity date of February 15, 2013 and the make-whole provision accrued after February 15, 2011 was based on the “Maturity Make Whole Amount.” “Maturity Make Whole Amount” means a premium to the Conversion Amount such that the total amount received by the Holder at Maturity represents a gross yield to the Holder on the Original Principal Amount as of the Maturity Date equal to thirteen percent (13%), with interest computed on the basis of actual number of days elapsed over a 360-day year. The make-whole redemption interest is recorded under accrued interest before February 15, 2011 due to its current liabilities feature and thereafter reclassified to and recorded as non-current liability.

During the six months ended June 30, 2011 and 2010, the accrued provision on make-whole redemption interest pursuant to the term of Convertible Notes was as follows:

	Six Months Ended June 30,
	2011	2010
Balance at beginning of the period	$6,631,251	$4,763,771
Amounts provided for during the period	1,204,175	758,730
Decrease due to convertible notes conversion	(1,502,125)	-
Balance at end of period	$6,333,301	$5,552,501

17.	Taxes payable

The Company’s taxes payable at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
Value-added tax payable	$3,151,915	$3,203,808
Income tax payable	1,604,207	3,273,776
Other tax payable	286,161	383,362
Balance at end of the period	$5,042,283	$6,860,946

18.	Advances payable

The amounts mainly represent advances made by the Chinese government to the Company as subsidy on interest on loans related to production facilities expansion.

These subsidies have different rules and regulations governing the criteria necessary for the Company to enjoy the benefits and these subsidies are recognized as income upon the government’s inspection and approval.

The balances are unsecured, interest-free and will be repayable to the Chinese government if the usage of such advance does not continue to qualify for the subsidy when the Company fails to meet those criteria.

19.	Share capital and additional paid-in capital

The activities in the Company’s share capital and additional paid-in capital account during the six months ended June 30, 2011 and 2010 are summarized as follows:

	Share Capital
	Shares	Par Value	Additional paid-in capital
Balance at January 1, 2011	27,175,826	$2,717	$28,565,153
Issuance of common shares for the conversion of convertible notes[1]	907,708	91	10,111,778
Balance at June 30, 2011	28,083,534	$2,808	$38,676,931

	Share Capital
	Shares	Par Value	Additional paid-in capital
Balance at January 1, 2010	27,046,244	$2,704	$27,515,064
Shares issued for stock options exercised	64,449	7	259,469
Share-based compensation	-	-	250,026
Balance at June 30, 2010	27,110,693	$2,711	$28,024,559

1.
On March 1, 2011, an investor converted $6,428,571 principal amount of the Convertible Notes at a conversion price of $7.0822 per share, and the Company issued 907,708 shares of its common stock to the investor. No additional consideration was paid for the conversion of the Convertible Notes into common stock. The market price of the Company’s common stock was $11.14 on such date.

20.	Noncontrolling interests

The Company’s activities in respect of the amounts of the noncontrolling interests’ equity at June 30, 2011 and 2010 are summarized as follows:

	Six Months Ended June 30,
	2011	2010
Balance at beginning of the period	$35,966,773	$27,138,357
Add: Additions during the period–
Income attributable to non-controlling interests	3,858,490	5,877,705
Less: Decreases during the period
Dividends declared to the non-controlling interest holders of joint-venture companies	(958,836)	(3,288,909)
Foreign currency translation gain	871,705	151,470
Balance at end of period	$39,738,132	$29,878,623

21.	Retained earnings—Appropriated

Pursuant to the relevant PRC laws and regulations of Sino-foreign joint venture enterprises, the profits distribution of the Company’s Sino-foreign joint ventures, which are based on their PRC statutory financial statements, other than based on the financial statement that was prepared in accordance with generally accepted accounting principles in the United States of America, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10%.

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

During the six months ended June 30, 2011 and 2010, the Company recorded appropriate statutory surplus reserve of $259,163 and $443,264, respectively.

22.	Financial expenses

During the three months ended June 30, 2011 and 2010, the Company recorded financial expenses which are summarized as follows:

	Three Months Ended June 30,
	2011	2010
Interest expenses, net[1]	$632,918	$775,359
Foreign exchange (gain) loss, net	(141,383)	57,571
Loss of note discount, net	31,547	(28,268)
Handling charge	37,847	36,021
Total	$560,929	$840,683

1.
Interest expenses include coupon interest expenses and accrued make-whole redemption interest expenses associated with the Convertible Notes, which were $889,417 and $834,167 for the three months ended June 30, 2011 and 2010, respectively.

During the six months ended June 30, 2011 and 2010, the Company recorded financial expenses which are summarized as follows:

	Six Months Ended June 30,
	2011	2010

Interest expenses, net[1]	$1,539,350	$1,233,966
Foreign exchange (gain) loss, net	(57,311)	67,393
(Gain) loss of note discount, net	50,422	(13,077)
Handling charge	90,681	60,622
Total	$1,623,142	$1,348,904

1.
Including coupon interest expenses and accrued make-whole redemption interest expenses associated with the Convertible Notes of $1,785,693 and $1,362,063 for the six months ended June 30, 2011 and 2010, respectively.

23.	Gain (loss) on change in fair value of derivative

During the three months ended June 30, 2011 and 2010, the Company recorded gain (loss) on change in fair value of derivative is summarized as follows:
	Three Months Ended June 30,
	2011	2010
Gain (loss) from adjustment of fair value of compound derivative Liabilities	$(146,444)	$19,587,135

During the three months ended June 30, 2011, the Company’s common stock market price dropped to $8.63 from $8.90 at the closing of prior quarter. Thus, the intrinsic value of the embedded conversion feature in financial instruments decreased. However, with the increase of the volatility of the Company’s common stock, the time value of the embedded conversion feature in the Convertible Notes increased more than the decrease of the intrinsic value. As a result, the fair value of compound derivative liabilities increased, and the loss on change in fair value of derivatives increased. (see note 14)

During the three months ended June 30, 2010, the Company’s common stock market price dropped to $17.6 from $23.1 at the beginning of the period. Thus, the intrinsic value of the embedded conversion feature in financial instruments decreased, the fair value of compound derivative liabilities decreased, and the gain on change in fair value of derivatives increased. (see note 14)

During the six months ended June 30, 2011 and 2010, the Company recorded gain on change in fair value of derivative is summarized as follows:
	Six Months Ended June 30,
	2011	2010
Gain from adjustment of fair value of compound derivative Liabilities	$11,585,383	$5,434,753

During the six months ended June 30, 2011, the Company’s common stock market price dropped to $8.63 from $13.62 at the beginning of the period. Thus, the intrinsic value of the embedded conversion feature in financial instruments decreased, the fair value of compound derivative liabilities decreased, and the gain on change in fair value of derivatives increased. (see note 14)

During the six months ended June 30, 2010, the Company’s common stock market price dropped to $17.6 from $18.71 at the beginning of the period. Thus, the intrinsic value of the embedded conversion feature in financial instruments decreased, the fair value of compound derivative liabilities decreased, and the gain on change in fair value of derivatives increased. (see note 14)

24.	Gain on Convertible Notes conversion

During the three months ended June 30, 2011 and 2010, no Convertible Notes were converted.

During the six months ended June 30, 2011, gain on Convertible Notes conversion was $1,564,418. During the six months ended June 30, 2010, no Convertible Notes were converted. (see note 13)

25.	Income tax rate

The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rate of 25% on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign invested enterprise.

Pursuant to the New China Income Tax Law and the Implementing Rules (New CIT) which were effective as of January 1, 2008, dividends generated after January 1, 2008 and payable by a foreign-invested enterprise to its foreign investors will be subject to a 10% withholding tax if the foreign investors are considered as non-resident enterprises without any establishment or place within China or if the dividends payable have no connection with the establishment or place of the foreign investors within China, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

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

As of June 30, 2011, the Company still has undistributed earnings of approximately $88 million from investment in foreign subsidiaries that are considered permanently reinvested. Since these amount are permanently reinvested, no deferred income tax has been provided on such earnings.

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

During 2009, Zhejiang was awarded the title of Advanced Technology Enterprises, and based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2009, 2010 and 2011.

Wuhu is subject to income tax at a rate of 11%, 12% and 12.5% for the three years from 2010 to 2012, and Jielong and Hengsheng are subject to income tax at a rate of 12.5% for the three years from 2010 to 2012.

There is no assessable profit for USAI and Testing Center in 2010, 2009 and 2008. Based on PRC income tax laws, they are subject to income tax at a rate of 12.5% for 2011 and 2012 if they have taxable income.

No provision for Hong Kong tax is made as Genesis is an investment holding company, and has no operating income in Hong Kong for the three months and the six months ended June 30, 2010 and 2011. The Hong Kong enterprise income tax rate is 16.5%.

No provision for US tax is made as the Company has no operating income in the US for the three months and the six months ended June 30, 2010 and 2011. The US enterprise income tax rate is 35%.

26.	Income per share

In periods when the Company generates income, the Company calculates basic earnings per share (“EPS”) using the two-class method, pursuant to ASC 260, “Earnings Per Share”. The two-class method is required as the Company’s Convertible Notes qualify as participating securities, having the right to receive dividends should dividends be declared on common stock. Under this method, earnings for the period are allocated on a pro-rata basis to the common stockholders and to the holders of Convertible Notes based on the weighted average number of common shares outstanding and number of shares that could be converted. The Company does not use the two-class method in periods when it generates a loss as the holders of the Convertible Notes do not participate in losses.

For diluted earnings per share, the Company uses the more dilutive of the if-converted method or two-class method for Convertible Notes and treasury stock method for options, assuming the issuance of common shares, if dilutive, resulting from the exercise of options and warrants.

The calculations of diluted income per share attributable to the parent company were:

	Three Months Ended June 30,
	2011	2010
Numerator:
Net income attributable to the parent company	$4,343,958	$27,607,605
Allocation to Convertible Notes holders	(460,268)	(3,734,882)
Net income attributable to the parent company’s common shareholders – Basic	3,883,690	23,872,723
Dilutive effect of:
Add: Allocation to convertible Notes holders	-	3,734,882
Add: Interest expenses of convertible Notes payable	-	834,167
Less: Gain on change in fair value of derivative	-	(19,587,135)
Net income attributable to the parent company’s common shareholders – Diluted	3,883,690	8,854,637

Denominator:
Weighted average shares outstanding	28,083,534	27,075,607
Dilutive effects of stock options	119,455	250,900
Dilutive effect of convertible notes	-	4,235,972
Denominator for dilutive income per share – Diluted	28,202,989	31,562,479

Net income per common share attributable to parent company – Basic	$0.14	$0.88
Net income per common share attributable to parent company – Diluted	$0.14	$0.28

The following table summarizes potential common shares outstanding excluded from the calculation of diluted income per share for three months ended June 30, 2011 and 2010 because such an inclusion would have an anti-dilutive effect.

	Three Months Ended June 30,
	2011	2010
Shares issuable under stock options	22,500	-
Shares issuable pursuant to convertible notes	3,328,264	-
Total	3,350,764	-

	Six Months Ended June 30,
	2011	2010
Numerator:
Net income attributable to the parent company	$23,985,940	$23,501,154
Allocation to convertible notes holders	(2,772,492)	(3,180,834)
Net income attributable to the parent company’s common shareholders – Basic	21,213,448	20,320,320
Dilutive effect of:
Add: Allocation to convertible notes holders	2,772,492	3,180,834
Add: Interest expenses of convertible notes payable	1,785,693	1,362,063
Less: Gain on change in fair value of derivative	(11,585,383)	(5,434,753)
Less: Gain on convertible notes conversion	(1,564,418)	-
Net income attributable to the parent company’s common shareholders – Diluted	12,621,832	19,428,464

Denominator:
Weighted average shares outstanding	27,780,965	27,060,925
Dilutive effects of stock options	133,010	261,950
Dilutive effect of convertible notes	3,630,833	4,235,972
Denominator for dilutive income per share – Diluted	31,544,808	31,558,847

Net income per common share attributable to parent company – Basic	$0.76	$0.75
Net income per common share attributable to parent company – Diluted	$0.40	$0.62

The following table summarizes potential common shares outstanding excluded from the calculation of diluted income per share for the six months ended June 30, 2011 and 2010 because such an inclusion would have an anti-dilutive effect.

	Six Months Ended June 30,
	2011	2010

Shares issuable under stock options	22,500	-

27.	Significant concentrations

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

Transactions other than those that fall under the "current account" and that involve conversion of RMB into a foreign currency are classified as "capital account" transactions; examples of "capital account" transactions include repatriations of investment by or loans to foreign owners, or direct equity investments in a foreign entity by a China domiciled entity. "Capital account" transactions require prior approval from China's State Administration of Foreign Exchange, or SAFE, or its provincial branch to convert a remittance into a foreign currency, such as U.S. Dollars, and transmit the foreign currency outside of China.

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

During the six months ended June 30, 2011, the Company’s ten largest customers accounted for 73.2% of its consolidated net sales, with each of two customers individually accounting for more than 10% of consolidated net sales, i.e., 11.6%, and 10.0% individually, or an aggregate of 21.6%. At June 30, 2011, approximately 19.5% of accounts receivable were from trade transactions with the aforementioned two customers.

During the six months ended June 30, 2010, the Company’s ten largest customers accounted for 83.8% of its consolidated net sales, with each of two customers individually accounting for more than 10% of consolidated net sales, i.e., 17.9%, and 11.3% individually, or an aggregate of 29.2%. At June 30, 2010, approximately 17.0% of accounts receivable were from trade transactions with the aforementioned two customers.

28.	Related party transactions and balances

Related party transactions with companies with common directors are as follows:

Related sales

	Three Months Ended June 30,
	2011	2010
Merchandise sold to Related Parties	$13,121,030	$2,941,718

	Six Months Ended June 30,
	2011	2010
Merchandise sold to Related Parties	$22,656,851	$4,602,111

Related purchases

	Three Months Ended June 30,
	2011	2010
Materials purchased from Related Parties	$4,710,325	$5,248,896
Technology purchased from Related Parties	61,809	132,530
Equipment purchased from Related Parties	2,019,104	207,646
Total	$6,791,238	$5,589,072

	Six Months Ended June 30,
	2011	2010
Materials purchased from Related Parties	10,130,095	$9,596,184
Technology purchased from Related Parties	61,809	176,478
Equipment purchased from Related Parties	2,271,602	1,334,947
Total	$12,463,506	$11,107,609

Related receivables (June 30, 2011)

	June 30, 2011	December 31, 2010
Accounts receivable	$9,823,653	$5,466,842
Other receivables	577,779	350,464
Total	$10,401,432	$5,817,306

Related advances (June 30, 2011)

	June 30, 2011	December 31, 2010
Advanced equipment payment to Related Parties	$6,406,683	$7,534,440
Advanced payments and others to Related Parties	1,133,425	1,334,069
Total	$7,540,108	$8,868,509

Related payables (June 30, 2011)

	June 30, 2011	December 31, 2010
Accounts payable	$1,591,176	$1,867,926

These transactions were consummated under similar terms as those with the Company's customers and suppliers.

Related parties pledged certain land use rights and buildings as security for the Company’s credit facilities provided by banks.

As of August 9, 2011, the date the Company issued these financial statements, Hanlin Chen, Chairman, owns 63.27% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

29.	Commitments and contingencies

Legal Proceedings – The Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

In addition to the convertible notes, bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of June 30, 2011:

	Payment Obligations by Period
	2011	[1]	2012	2013	2014	Thereafter	Total
Obligations for service agreements	$110,000		$–	$–	$–	$–	$110,000
Interest on Convertible Notes, redemption at maturity and short-term bank loan	44,442		1,142,887	5,076,580	–	–	6,263,909
Obligations for purchasing agreements	12,511,047		2,792,330	–	–	–	15,303,377
Total	$12,665,489		$3,935,217	$5,076,580	$-	$-	$21,677,286

1.	Remaining 6 months in 2011.

30.	Off-balance sheet arrangements

At June 30, 2011 and 2010, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

During the six months ended June 30, 2011 and 2010, the Company had nine product sectors, five of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering (Henglong), power steering (Jiulong), power steering (Shenyang), power pumps (Zhejiang), and power steering (Wuhu). The other four sectors which were established in 2005, 2006 and 2007, respectively, engaged in the production and sale of sensor modules (USAI), electronic power steering (Jielong), power steering (Hengsheng), and provision of after sales and R&D services (HLUSA). Since the revenues, net income and net assets of these four sectors are less than 10% of its segment in the consolidated financial statements, the Company incorporated these four sectors into “other sectors.”

The Company’s product sector information is as follows:

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sectors	Other[1]	Total
For the Three Months Ended June 30, 2010:
Revenue
Net product sales – external	$39,261,293	$25,214,971	$7,361,646	$5,502,059	$5,470,844	$2,270,325	$-	$85,081,138
Net product sales – internal	8,692,999	753,536	1,875,804	596,088	-	9,585,467	(21,503,894)	-
Total revenue	$47,954,292	$25,968,507	$9,237,450	$6,098,147	$5,470,844	$11,855,792	$(21,503,894)	$85,081,138
Net income (loss)	$6,702,000	$1,770,217	$1,322,131	$1,181,519	$(54,561)	$1,113,638	$18,384,023	$30,418,967
Net income (loss) attributable to non-controlling interests	1,340,400	336,342	396,639	578,944	(12,369)	28,741	142,665	2,811,362
Net income (loss) attributable to Parent company	$5,361,600	$1,433,875	$925,492	$602,575	$(42,192)	$1,084,897	$18,241,358	$27,607,605

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other[1]	Total
For the Three Months Ended June 30, 2011:
Revenue
Net product sales – external	$43,231,103	$15,657,841	$5,459,392	$4,347,439	$7,795,665	$6,014,446	$-	$82,505,886
Net product sales – internal	4,374,548	1,409,788	429,053	2,279	(60,275)	7,642,085	(13,797,478)	-
Total revenue	$47,605,651	$17,067,629	$5,888,445	$4,349,718	$7,735,390	$13,656,531	$(13,797,478)	$82,505,886
Net income (loss)	$5,912,214	$834,848	$(173,162)	$332,872	$(119,406)	$(188,977)	$(834,197)	$5,764,192
Net income (loss) attributable to noncontrolling interests	1,181,344	158,496	(52,001)	162,974	(27,059)	(48,968)	45,448	1,420,234,
Net income (loss) attributable to Parent company	$4,730,870	$676,352	$(121,161)	$169,898	$(92,347)	$(140,009)	$(879,645)	$4,343,958

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sectors	Other[1]	Total
For the Six Months Ended June 30, 2010
Revenue
Net product sales – external	$80,421,745	$44,825,095	$15,489,781	$11,158,591	$13,918,839	$3,499,776	$0	$169,313,827
Net product sales – internal	21,967,199	1,306,763	3,768,980	1,571,716	-	12,882,831	(41,497,489)	-
Total revenue	$102,388,944	$46,131,858	$19,258,761	$12,730,307	$13,918,839	$16,382,607	$(41,497,489)	$169,313,827
Net income	$16,215,143	$3,306,381	$1,785,150	$2,216,685	$334,764	$1,378,624	$4,142,112	$29,378,859
Net income attributable to non-controlling interests	3,243,029	628,212	535,545	1,086,176	75,891	23,660	285,192	5,877,705
Net income attributable to Parent company	$12,972,114	$2,678,169	$1,249,605	$1,130,509	$258,873	$1,354,964	$3,856,920	$23,501,154

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other[1]	Total
For the Six Months Ended June 30, 2011:
Revenue
Net product sales – external	$87,639,714	$35,069,778	$12,944,957	$8,935,383	$17,133,279	$11,796,945	$-	$173,520,056
Net product sales – internal	14,070,036	1,976,624	1,772,473	370,600	-	18,824,593	(37,014,326)	-
Total revenue	$101,709,750	$37,046,402	$14,717,430	$9,305,983	$17,133,279	$30,621,538	$(37,014,326)	$173,520,056
Net income (loss)	$14,169,445	$1,679,813	$523,449	$1,101,664	$(121,267)	$(690,915)	$11,182,241	$27,844,430
Net income (loss) attributable to noncontrolling interests	2,832,792	319,039	156,982	539,682	(27,481)	(113,109)	150,585	3,858,490
Net income (loss) attributable to Parent company	$11,336,653	$1,360,774	$366,467	$561,982	$(93,786)	$(577,806)	$11,031,656	$23,985,940

1.	Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly.

The Company owns the following aggregate net interests in seven Sino-foreign joint ventures, a wholly-owned subsidiary and two joint ventures organized in the PRC as of June 30, 2011 and 2010.

	Percentage Interest
Name of Entity	June 30, 2011	June 30, 2010
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”[1]	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”[2]	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”[3]	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”[4]	51.00%	51.00%
Universal Sensor Application Inc., “USAI”[5]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”[6]	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu”[7]	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”[8]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center”[9]	80.00%	80.00%
Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong”[10]	50.00%	-

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gear for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gear for cars and light-duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	Zhejiang was established in 2002 to focus on power steering pumps.

5.	USAI was established in 2005 and mainly engages in production and sales of sensor modulars.

6.	Jielong was established in 2006 and mainly engages in production and sales of electric power steering.

7.	Wuhu was established in 2006 and mainly engages in production and sales of automobile steering systems.

8.	Hengsheng was established in 2007 and mainly engages in production and sales of automobile steering systems.

9.
In December 2009, Henglong, a subsidiary of Genesis, formed Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center,” which is mainly engaged in research and development of new products.

10.
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

Critical Accounting Policies

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

The Company considers an accounting estimate to be critical if:

•	It requires the Company to make assumptions about matters that were uncertain at the time the Company was making the estimate; and

•	Changes in the estimate or different estimates that the Company could have selected would have had a material impact on its financial condition or results of operations.

Critical accounting estimates affecting the income statement component relate primarily to revenue from Product Sales Recognition. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value added tax laws have been complied with, and collectability is probable. The Company recognizes product sales generally at the time the product is installed on original equipment manufacturing, “OEM,” production line, and a small number of product sales is recognized at the time the product is shipped. Concurrent with the recognition of revenue, the Company reduces revenue for estimated product returns.

Additionally, the table below presents information about the nature and rationale for the Company’s other critical accounting estimates in the Balance Sheet:

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors
Accrued liabilities and other long-term Liabilities	Warranty obligations
Estimating warranty requires the Company to forecast the resolution of existing claims and expected future claims on products sold. Vehicle Manufacturers (VM) are increasingly seeking to hold suppliers responsible for product warranties, which may impact the Company’s exposure to these costs.
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

The Company grants credit to its customers for three to four months based on each customer’s current credit standing and financial data. The Company assesses an allowance on an individual customer basis, under normal circumstances; the Company does not record any provision for doubtful accounts for those accounts receivable amounts which were in credit terms. For those receivables out of credit terms, the Company records any provision for doubtful accounts according to customers financial position assessment.
• Customers’ credit standing and financial condition

Deferred income taxes	Recoverability of deferred tax assets	The Company is required to estimate whether recoverability of the Company’s deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.
The Company uses historical and projected future operating results, based upon approved business plans, including a review of the eligible carry forward period, tax planning opportunities and other relevant considerations.
• Tax law changes • Variances in future projected profitability, including by taxing entity
Convertible Notes payable, discount of convertible note payable, compound derivative liabilities	Compound derivative liabilities	The Company is required to estimate the fair value of compound derivative liabilities at inception and completion of each reporting period	The Company uses Monte Carlo Valuation Model (“MCS”) to determine fair value of compound derivative liabilities	• Volatility • Risk-free rate • Interest market risk • Credit risk • Redemption behavior before maturity

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

In 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that amends certain fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and does not anticipate that this adoption will have a significant impact on the Company's financial position or results of operations.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard requires an entity to present the total of comprehensive income, the component of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and does not anticipate that this adoption will have any impact on the Company's financial position or results of operations.

Executive Summary

China Automotive Systems, Inc. is a leading power steering systems supplier for China automobile industry. The Company has business relations with more than sixty vehicle manufacturers, including FAW Group, Dongfeng Auto Group and Changan automobile Group, three of the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd., the largest light vehicle manufacturer in China; Chery Automobile Co., Ltd, the largest state owned car manufacturer in China, BYD Auto Co., Ltd and Zhejiang Geely Automobile Co., Ltd., the largest privately owned car manufacturers. From 2008, the Company has supplied power steering pumps and power steering gear to the Sino-Foreign joint ventures established by General Motors (GM), Citroen and Volkswagen in China. In 2009, the Company began to supply power steering gear to Chrysler North America. Most of the Company’s production and research and development institutes are located in China. The Company has 3,000 employees dedicated to design, development, manufacture and sales of its products.

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

Financial results for the three months and the six months ended June 30, 2011 are summarized as follows.

•	Sales of $82,505,886 and $173,520,056 in 2011, compared to $85,081,138 and $169,313,827 for the same periods of 2010.

•
Gross profit of $14,800,670, or 17.9% of sales, for the three-month period ended June 30, 2011, down from $19,810,260, or 23.3% of sales, for the same period of 2010. For the six-month periods ended June 30, 2011 and 2010, a gross profit of $34,785,578, or 20% of sales, down from $42,345,277, or 25.0% of sales.

•
Selling expenses of $2,537,012 for the three-month period ended June 30, 2011, $366,113 lower than the same period of 2010. For the six-month period ended June 30, 2011, selling expense of $4,952,288, $181,360 higher than the same period of 2010.

•
General and administrative expenses of $3,514,000 for the three-month period ended June 30, 2011, $1,379,227 higher than the same period of 2010. For the six-month period ended June 30, 2011, general and administrative expenses were $7,454,837, $1,393,487 higher than the same period in 2010.

•
Net income attributable to parent company of $4,343,958 for the three-month period ended June 30, 2011, decreased by $23,263,647 from the same period of 2010. For the six-month period ended June 30, 2011, net income attributable to parent company of $23,985,940, increased by $484,786 as compared to the same period in 2010.

•
Earnings per share to common shareholders of $0.14 on a basic, and  $0.14 on a diluted, basis for the three months ended June 30, 2011, compared to earnings per share of $0.88 on a basic, and $0.28 on a diluted, basis for the same period in 2010. For the six months ended June 30, 2011, earnings per share to common shareholders of $0.76 on a basic, and $0.40 on a diluted basis, compared to earnings per share of $0.75 on a basic, and $0.62 on a diluted, basis for the same period in 2010.

•	Cash of $55,425,262 as of June 30, 2011, $6,000,283 more than as of December 31, 2010.

•	Cash provided by operating activities of $16,488,140 for the six months ended June 30, 2011, compared to cash provided by operating activities of $13,824,285 for the same periods in 2010.

•	Capital expenditures of $9,104,304 for the six months ended June 30, 2011, lower than the same period in 2010 by $5,068,911.

Results of Operations—Three Months Ended June 30, 2011 And 2010

	Net Sales				Cost of sales
	2011	2010	Change		2011	2010	Change
Henglong	$47,605,651	$47,954,292	$(348,641)	-0.7%	$38,468,624	$36,908,428	$1,560,196	4.2%
Jiulong[1]	17,067,629	25,968,507	(8,900,878)	-34.3	14,579,936	22,439,931	(7,859,995)	-35.0
Shenyang	5,888,445	9,237,450	(3,349,005)	-36.3	5,449,396	8,089,099	(2,639,703)	-32.6
Zhejiang	4,349,718	6,098,147	(1,748,429)	-28.7	3,385,548	4,316,533	(930,985)	-21.6
Wuhu	7,735,390	5,470,844	2,264,546	41.4	7,417,278	4,979,949	2,437,329	48.9
Other Sectors	13,656,531	11,855,792	1,800,739	15.2	12,366,900	9,726,875	2,640,025	27.1
Elimination[2]	(13,797,478)	(21,503,894)	7,706,416	-35.8	(13,962,466)	(21,189,937)	7,227,471	-34.1
Total	$82,505,886	$85,081,138	$(2,575,252)	-3.0%	$67,705,216	$65,270,878	$2,434,338	3.7%

1	Including net sales of $4,434,721 and cost of sales of $3,397,320 to Chrysler during the three months ended June 30, 2010.

2	Elimination of inter-sector transactions.

Net Sales

Net sales were $82,505,886 for the three months ended June 30, 2011, compared with $85,081,138 for the three months ended June 30, 2010,  a decrease of $2,575,252, or 3%, mainly due to a slow down in China's auto industry and a decline in the Company’s products’ average selling price. Affected by the expiration of incentive policies and monetary tightening, China’s auto output and sales started to slow down after two years of rapid growth. According to the statistics released by China Association of Automobile Manufacturers, auto sales in China dropped by 1% in the three months ended June 30, 2011, from the prior year period, and nearly 30 percentage points lower than the growth in 2010, which negatively impacted the demand and the average selling price of the Company’s products, and, correspondingly, the Company’s net sales, as more than 90% of the Company’s business is derived from China. For the three months ended June 30, 2011, the decreased sales volume led to a net sales decrease of $2,760,338 and decline in the average selling price with a net sales decrease of $5,804,642 and the appreciation of  the RMB against the U.S. dollar led to a net sales increase of $5,989,728 compared with the same period of 2010.

─
Net sales for Henglong was $47,605,651 for the three months ended June 30, 2011, compared with $47,954,292 for the three months ended June 30, 2010, representing a decrease of $348,641, or 0.7%, including increased sales volume with a sales increase of $4,514,685, decreased sales price with a sales decrease of $7,236,542, and the effect of foreign currency translation with a sales increase of $2,373,216.

─
Net sales for Jiulong was $17,067,629 for the three months ended June 30, 2011, compared with $25,968,507 for the three months ended June 30, 2010, representing a decrease of $8,900,878, or 34.3%. Excluding the net sales of $4,434,721 to Chrysler during the three months ended June 30, 2010 which is now included in Other Sector, net sales decrease was $4,466,157, or 17.2%, including decreased sales volume with a sales decrease of $5,864,674, increased sales price with a sales increase of 173,459, and the effect of foreign currency translation with a sales increase of $1,225,058.

─
Net sales for Shenyang was $5,888,445 for the three months ended June 30, 2011, compared with $9,237,450 for the three months ended June 30, 2010, representing a decrease of $3,349,005, or 36.3%, including decreased sales volume with a sales decrease of $3,882,441, increased sales price with a sales increase of $79,316, and the effect of foreign currency translation with a sales increase of $454,120.

─
Net sales for Zhejiang was $4,349,718 for the three months ended June 30, 2011, compared with $6,098,147 for the three months ended June 30, 2010, representing a decrease of $1,748,429, or 28.7%, including decreased sales volume with a sales decrease of $1,801,232, decreased sales price with a sales decrease of $247,120 and the effect of foreign currency translation with a sales increase of $299,923.

─
Net sales for Wuhu was $7,735,390 for the three months ended June 30, 2011, compared with $5,470,844 for the three months ended June 30, 2010, representing an increase of $2,264,546, or 41.4%, including increased sales volume, which accounted for a sales increase of $2,215,391, decreased sales price with a sales decrease of $236,010, and the effect of foreign currency translation with a sales increase of $285,165.

─
Net sales for Other Sectors was $13,656,531 for the three months ended June 30, 2011, compared with $11,855,792 for the three months ended June 30, 2010, representing an increase of $1,800,739 or 15.2%, including increased sales of electronic power steering, “EPS,” with a sales increase of $1.9 million, increased foreign market sales with a sales increase of $1.8 million and decreased other products sales with a sales decrease of $1.9 million.

Cost of Sales

For the three months ended June 30, 2011, the cost of sales was $67,705,216, compared with $65,270,878 for the same period of 2010, an increase of $2,434,338, or 3.7%, mainly due to the increase of cost of sales resulting from the effect of foreign currency translation more than offsetting the decrease of cost of sales resulting from the sales volume and average unit cost decline.  For the three months ended June 30, 2011, the appreciation of  the RMB against the U.S. dollar led to a cost of sales increase of $4,942,372, while the decreased sales volume led to a cost of sales decrease of $1,566,265 and the decline of average unit cost with a cost of sales decrease of $941,769, compared with the same period of 2010.

─
Cost of sales for Henglong was $38,468,624 for the three months ended June 30, 2011, compared with $36,908,428 for the three months ended June 30, 2010, representing an increase of $1,560,196, or 4.2%, including increased sale volumes with a cost of sales increase of $3,876,865, decreased unit price with a cost of sales decrease of $4,072,431, and the effect of foreign currency translation with a cost increase of $1,755,762.

─
Cost of sales for Jiulong was $14,579,936 for the three months ended June 30, 2011, compared with $22,439,931 for the three months ended June 30, 2010, representing a decrease of $7,859,995, or 35%. Excluding cost of sales of $3,397,320 related to sales to Chrysler during the three months ended June 30, 2010, cost of sales decrease was $4,462,675, or 19.9%, including decreased sales volumes with a cost of sales decrease of $5,660,848, increased unit price with a cost of sales increase of $174,137, and the effect of foreign currency translation with a cost increase of $1,024,036.

─
Cost of sales for Shenyang was $5,449,396 for the three months ended June 30, 2011, compared with $8,089,099 for the three months ended June 30, 2010, representing a decrease of $2,639,703, or 32.6%, including decreased sales volumes with a cost of sales decrease of $3,393,411, increased unit price with a cost of sales increase of $366,594, and the effect of foreign currency translation with a cost increase of $387,114.

─
Cost of sales for Zhejiang was $3,385,548 for the three months ended June 30, 2011, compared with $4,316,533 for the three months ended June 30, 2010, representing a decrease of $930,985, or 21.6%, including decreased sales volumes with a cost of sales decrease of $1,273,992, increased unit price with a cost of sales increase of $127,861, and the effect of foreign currency translation with a cost increase of $215,146.

─
Cost of sales for Wuhu was $7,417,278 for the three months ended June 30, 2011, compared with $4,979,949 for the three months ended June 30, 2010, representing an increase of $2,437,329, or 48.9%, including increased sales volumes with a cost of sales increase of $2,049,821, increased unit cost with a cost of sales increase of $122,464 and the effect of foreign currency translation with an increase of $265,044.

─
Cost of sales for Other Sectors was $12,366,900 for the three months ended June 30, 2011, compared with $9,726,875 for the three months ended June 30, 2010, representing an increase of $2,640,025, or 27.1%.

Gross margin was 17.9% for the three months ended June 30, 2011, a decrease of 5.4 percentage points from 23.3% for the same period of 2010, primarily due to declines in sales price.

Gain on Other Sales

Gain on other sales consists of net amount retained from sales of materials and other assets. For the three months ended June 30, 2011, gain on other sales was $480,735, compared with $681,999 for the same period of 2010, a decrease of $201,264, or 29.5%, mainly due to decreased sales of materials.

Selling Expenses

Selling expenses were $2,537,012 for the three months ended June 30, 2011, compared with $2,903,125 for the same period of 2010, a decrease of $366,113, or 12.6% mainly due to the decrease in transportation expense driven by the decrease in sales volume.

General and Administrative Expenses

General and administrative expenses were $3,514,000 for the three months ended June 30, 2011, compared with $2,134,773 for the same period of 2010, an increase of $1,379,227, or 64.6%, mainly due to increase in salaries and wages expenses, labor insurance expenses and decrease in recovery of doubtful accounts.

Research and Development Expenses

Research and development expenses were $1,589,628 for the three months ended June 30, 2011, compared with $1,741,405 for the three months ended June 30, 2010, a decrease of $151,777, or 8.7%.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce new and innovative products on a cost-competitive basis. From 2010, foreign OEMs significantly increased their demand for electronic steering gear, “EPS,” but the related technology in China is still in the research and development and testing stage. In order to bring to market “EPS” quickly, the Company continues to invest heavily in the R&D of “EPS” in 2011, including increasing the Company’s senior technicians and advanced manufacture equipment on “EPS,” establishing the “EPS” trial-production department, introducing technology expectations and purchasing advanced technology and test equipment.

Income from Operations

Income from operations was $7,640,765 for the three months ended June 30, 2011, compared with $13,712,956 for the three months ended June 30, 2010, a decrease of $6,072,191, or 44.3%, including a decrease of $5,009,590, or 25.3%, in gross profit, a decrease of $201,264, or 29.5%, in gain on other sales, and an increase of $861,337, or 12.7%, in operating expenses.

Financial Expenses, net

Financial expenses were $560,929 for the three months ended June 30, 2011, compared to financial expenses of $840,683 for the same period of 2010, a decrease of $279,756, or 33.3%, mainly due to the increase in gain on foreign currency exchange. Financial expenses include coupon interest expenses and accrued make-whole redemption interest expenses associated with the Convertible Notes, which was $889,417 and $834,167 for the three months ended June 30, 2011 and 2010, respectively. The increase in interest expenses associated with the Convertible Notes was mainly due to the increase of the interest rate for redemption from 11% to 13%.

Gain (Loss) on Change in Fair Value of Derivative

Loss on change in fair value of derivative was $146,444 for the three months ended June 30, 2011, compared with a gain of $19,587,135 for the same period of 2010, a decrease of $19,733,579.

During the three months ended June 30, 2011, the Company’s common stock market price dropped to $8.6 from $8.9. However, the loss on change in fair value of derivatives was mainly due to the increase of  the time value of the embedded conversion feature in the Convertible Notes resulting from the increase in the volatility of the Company’s common stock that was more than the decrease of the intrinsic value of the embedded conversion feature resulting from the stock price decline in the period, which increased the fair value of compound derivative liabilities, and increased the loss on change in fair value of derivatives. (see note 14)

During the three months ended June 30, 2010, the Company’s common stock market price dropped to $17.6 from $23.1 at the beginning of the period, thus significantly decreasing the intrinsic value of the embedded conversion feature in Convertible Notes coupled with the time value of the embedded conversion feature in the Convertible Notes resulting from the volatility of the Company’s common stock, decreasing the fair value of compound derivative liabilities, and increasing the gain on change in fair value of derivatives. (see note 14)

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $7,006,326 for the three months ended June 30, 2011, compared with $32,710,259 for the three months ended June 30, 2010, a decrease of $25,703,933, or 78.6%, mainly due to a decrease in income from operations of $6,072,191 and a decrease in gain on change in fair value of derivative of $19,733,579.

Income Taxes

Income tax expense was $1,289,769 for the three months ended June 30, 2011, compared with $2,291,292 of income tax expense for the three months ended June 30, 2010, a decrease of $1,001,523 due to the decrease of taxable income.

Net Income

Net income was $5,764,192 for the three months ended June 30, 2011, compared with a net income of $30,418,967 for the three months ended June 30, 2010, a decrease of $24,654,775, mainly including a decrease in income before income tax expenses and equity in earnings (loss) of affiliated companies of $25,703,933 and a decrease in income taxes expenses of $1,001,523.

Net Income Attributable to Noncontrolling Interest

Noncontrolling interest in the earnings of the Sino-foreign joint ventures amounted to $1,420,234 for the three months ended June 30, 2011, compared with $2,811,362 for the three months ended June 30, 2010, a decrease of $1,391,128, or 49.5%, primarily due to the decrease in Sino-foreign joint ventures’ net income.

The Company owns different equity interests in seven Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these seven Sino-foreign joint ventures were consolidated in the Company’s financial statements as of June 30, 2011 and 2010. The Company records the noncontrolling interest's share in the earnings of the respective Sino-foreign joint ventures for each period.

Net Income Attributable to Parent Company

Net income attributable to parent company was $4,343,958 for the three months ended June 30, 2011, compared with a net income of $27,607,605 for the three months ended June 30, 2010, a decrease of $23,263,647, including a decrease of $24,654,775 in net income and a decrease of $1,391,128 in net income attributable to noncontrolling interest.

Results of Operations—Six Months Ended June 30, 2011 and 2010

	Net Sales				Cost of sales
	2011	2010	Change		2011	2010	Change
Henglong	$101,709,750	$102,388,944	$(679,194)	-0.7%	$80,095,535	$77,091,237	$3,004,298	3.9%
Jiulong[1]	37,046,402	46,131,858	(9,085,456)	-19.7	31,979,592	39,673,450	(7,693,858)	-19.4
Shenyang	14,717,430	19,258,761	(4,541,331)	-23.6	12,929,906	16,737,996	(3,808,090)	-22.8
Zhejiang	9,305,983	12,730,307	(3,424,324)	-26.9	6,998,565	9,209,301	(2,210,736)	-24.0
Wuhu	17,133,279	13,918,839	3,214,440	23.1	16,428,864	13,169,497	3,259,367	24.7
Other Sectors	30,621,538	16,382,607	14,238,931	86.9	28,009,112	13,366,166	14,642,946	109.6
Elimination[2]	(37,014,326)	(41,497,489)	4,483,163	-10.8	(37,707,096)	(42,279,097)	4,572,001	-10.8
Total	$173,520,056	$169,313,827	$4,206,229	2.5%	$138,734,478	$126,968,550	$11,765,928	9.3%

1.      Including net sales of $7,732,086 and cost of sales of $5,995,207 to Chrysler during the six months ended June 30, 2010.

2.      Elimination of inter-sector transactions.

Net Sales

Net sales were $173,520,056 for the six months ended June 30, 2011, compared with $169,313,827 for the six months ended June 30, 2010, an increase of $4,206,229, or 2.5%, mainly due to the development of the Electronic Power Steering, “EPS,” market which included a batch sales of some model of new EPS products, an increase in foreign market sales and the effect of foreign currency translation. For the six months ended June 30, 2011, the increased sales volume led to a net sales increase of $6,434,077 and a decline in the average selling price with a net sales decrease of $11,685,089 and the appreciation of the RMB against the U.S. dollar led to a net sales increase of $9,457,241 compared with the same period of 2010.

─
Net sales for Henglong was $101,709,750 for the six months ended June 30, 2011, compared with $102,388,944 for the six months ended June 30, 2010, representing a decrease of $679,194, or 0.7%. The net sales increase was mainly due to increased production volumes with a sales increase of $5,495,942, decreased sales price with a sales decrease of $10,789,201, and the effect of foreign currency translation with a sales increase of $4,614,065.

─
Net sales for Jiulong was $37,046,402 for the six months ended June 30, 2011, compared with $46,131,858 for the six months ended June 30, 2010, representing a decrease of $9,085,456, or 19.7%. Excluding the net sales of $7,732,086 to Chrysler during the six months ended June 30, 2010, net sales decrease was $1,353,370, or 2.9%. The net sales decrease was mainly due to decreased production volumes with a sales decrease of $3,967,501, increased sales price with a sales increase of $559,031, and the effect of foreign currency translation with a sales increase of $2,055,100.

─
Net sales for Shenyang was $14,717,430 for the six months ended June 30, 2011, compared with $19,258,761 for the six months ended June 30, 2010, representing a decrease of $4,541,331, or 23.6%. The net sales decrease was mainly due to decreased production volumes with a sales decrease of $5,656,912, increased sales price with a sales increase of $248,924, and the effect of foreign currency translation with a sales increase of $866,657.

─
Net sales for Zhejiang was $9,305,983 for the six months ended June 30, 2011, compared with $12,730,307 for the six months ended June 30, 2010, representing a decrease of $3,424,324, or 26.9%. The net sales decrease was mainly due to decreased production volumes with a sales decrease of $3,420,199 and decreased sales price with a sales decrease of $577,067 and the effect of foreign currency translation with a sales increase of $572,942.

─
Net sales for Wuhu was $17,133,279 for the six months ended June 30, 2011, compared with $13,918,839 for the six months ended June 30, 2010, representing an increase of $3,214,440, or 23.1%. The net sales increase was mainly due to increased production volumes with a sales increase of $4,425,738 and decreased sales price with a sales decrease of $1,844,232 and the effect of foreign currency translation with a sales increase of $632,934.

─
Net sales for Other Sectors was $30,621,538 for the six months ended June 30, 2011, compared with $16,382,607 for the six months ended June 30, 2010, representing an increase of $14,238,931 or 86.9%, including increased new market development with a sales increase of $4 million, an increased Electronic Steering Gear, “EPS,” with a sales increase of $5.8 million, and increased foreign market sales with a sales increase of $3.8 million.

Cost of Sales

For the six months ended June 30, 2011, the cost of sales was $138,734,478, compared with $126,968,550, for the same period of 2010, an increase of $11,765,928, or 9.3%, mainly due to the increase of sales volume and the appreciation of the RMB against the U.S. dollar.

─
Cost of sales for Henglong was $80,095,535 for the six months ended June 30, 2011, compared with $77,091,237 for the six months ended June 30, 2010, representing an increase of $3,004,298, or 3.9%. The cost of sales increase was mainly due to increased sale volumes with a cost of sales increase of $4,787,401, decreased unit price with a cost of sales decrease of $5,265,937, and the effect of foreign currency translation with a cost increase of $3,482,834.

─
Cost of sales for Jiulong was $31,979,592 for the six months ended June 30, 2011, compared with $39,673,450 for the six months ended June 30, 2010, representing a decrease of $7,693,858, or 19.4%. Excluding cost of sales of $5,995,207 related to sales to Chrysler during the six months ended June 30, 2010, cost of sales decrease was $1,698,651, or 4.3%, including decreased sales volumes with a cost of sales decrease of $4,441,248, increased unit price with a cost of sales increase of $968,950, and the effect of foreign currency translation with a cost increase of $1,773,647.

─
Cost of sales for Shenyang was $12,929,906 for the six months ended June 30, 2011, compared with $16,737,996 for the six months ended June 30, 2010, representing a decrease of $3,808,090, or 22.8%. The cost of sales decrease was mainly due to decreased sales volumes with a cost of sales decrease of $4,978,248, increased unit price with a cost of sales increase of $414,379, and the effect of foreign currency translation with a cost increase of $755,779.

─
Cost of sales for Zhejiang was $6,998,565 for the six months ended June 30, 2011, compared with $9,209,301 for the six months ended June 30, 2010, representing a decrease of $2,210,736, or 24.0%. The cost of sales decrease was mainly due to decreased sales volumes with a cost of sales decrease of $2,484,563, decreased unit price with a cost of sales decrease of $142,735, and the effect of foreign currency translation with a cost increase of $416,562.

─
Cost of sales for Wuhu was $16,428,864 for the six months ended June 30, 2011, compared with $13,169,497 for the six months ended June 30, 2010, representing an increase of $3,259,367, or 24.7%. The cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $4,186,894, decreased unit price with a cost of sales decrease of $1,529,700, and the effect of foreign currency translation with a cost increase of $602,173.

─
Cost of sales for Other Sectors was $28,009,112 for the six months ended June 30, 2011, compared with $13,366,166 for the six months ended June 30, 2010, representing an increase of $14,642,946, or 109.6%. The cost of sales increase was mainly due to an increase in sales.

Gross margin was 20% for the six months ended June 30, 2011, a 5 percentage point decrease from 25.0% for the same period of 2010, primarily due to sales price reductions.

Gain on Other Sales

Gain on other sales consists of net amount retained from sales of materials and other assets. For the six months ended June 30, 2011, gain on other sales was $893,921, compared with $1,133,609 for the same period of 2010, a decrease of $239,688, or 21.1%, mainly due to decreased sales of materials.

Selling Expenses

Selling expenses were $4,952,288 for the six months ended June 30, 2011, compared with $4,770,928 for the same period of 2010, an increase of $181,360, or 3.8%. Material increases were rent expense and transportation expenses.

The increase in rent expense was due to increased sale volumes and rent price.

The increase in transportation expense was due to increased sales and a rise in the price of oil, which led to increases in domestic transportation prices.

General and Administrative Expenses

General and administrative expenses were $7,454,837 for the six months ended June 30, 2011, compared with $6,061,350 for the same period of 2010, an increase of $1,393,487, or 23.0%. The increase was primarily due to increases in salaries and wages expenses, labor insurance expenses and listing expenses and a decrease in the recovery of doubtful accounts.

The increases in salaries and wages and labor insurance expenses were due to increased staff resulting from enlarged business size.

The increase of listing expenses was mainly due to the increase of professional service fees occurred in the period related to the restatement of previously issued financial statements.

Research and Development Expenses

Research and development expenses were $3,900,359 for the six months ended June 30, 2011, compared with $3,043,163 for the six months ended June 30, 2010, an increase of $857,196, or 28.2%.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce new and innovative products on a cost-competitive basis. From 2010, foreign OEMs significantly increased their demand for Electronic Steering Gear, “EPS,” but the related technology in China is still in the research and development and testing stage. In order to bring to market “EPS” quickly, the Company continues to invest heavily in the R&D of “EPS” in 2011, including increasing the Company’s senior technicians and advanced manufacture equipment on “EPS,” establishing the “EPS” trail-production department, introducing technology expectations and purchasing advanced technology and test equipment.

Income from Operations

Income from operations was $19,372,015 for the six months ended June 30, 2011, compared with $29,603,445 for the six months ended June 30, 2010, a decrease of $10,231,430, or 34.6%, as a result of a decrease of $7,559,699 or 17.9% in gross profit, a decrease of $239,688 or 21.1% in gain on other sales, and an increase of $2,432,043, or 17.5%, in operating expenses.

Financial Expenses

Financial expenses were $1,623,142 for the six months ended June 30, 2011, compared with $1,348,904 for the six months ended June 30, 2010, an increase of $274,238, primarily as a result of the fact that (a) beginning on February 15, 2011, the Company accrued interest at the rate of 13% according to the terms of the Convertible Notes, and during the six months ended June 30, 2010, the Company accrued interest at the rate of 11% and (b) the financial expense for the six months ended June 30, 2010 was lower as the interest and make-whole amount have been accrued for to its redemption value upon the WAP default.

Gain on Change in Fair Value of Derivative

Gain on change in fair value of derivative was $11,585,383 for the six months ended June 30, 2011, compared with a gain of $5,434,753 for the same period of 2010, an increase of $6,150,630.

During the six months ended June 30, 2011, the Company’s common stock market price dropped to $8.63 from $13.62 at the beginning of the period, thus, decreased the intrinsic value of the embedded conversion feature in financial instruments, decreased the fair value of compound derivative liabilities, and increased the gain on change in fair value of derivatives. (see note 14)

During the six months ended June 30, 2010, the Company’s common stock market price dropped to $17.6 from $18.71 at the beginning of the period, thus, decreased the intrinsic value of the embedded conversion feature in financial instruments, decreased the fair value of compound derivative liabilities, and increased the gain on change in fair value of derivatives. (see note 14)

Gain on Convertible Notes Conversion

During the six months ended June 30, 2011, gain on Convertible Notes conversion was $1,564,418. During the six months ended June 30, 2010, there was no such gain.

On March 1, 2011, an investor converted $6,428,571 principal amount of the Convertible Notes at a conversion price of $7.0822 per share, and the Company issued 907,708 shares of its common stock to the investor. On the conversion date, the market price of the common shares issued was $10,111,869 ($11.14 per share) and the value of the conversion consideration was $11,676,287, including $6,428,571 of principal, $1,506,143 of coupon interest and make-whole amount payable and $3,741,573 of derivative liabilities under such principal. The Company recorded a gain on Convertible Notes conversion of $1,564,418, which is the difference between the market price of the common stock and the conversion consideration.

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $31,004,248 for the six months ended June 30, 2011, compared with $33,955,673 for the six months ended June 30, 2010, a decrease of $2,951,425, or 8.7%, including a decrease in income from operations of $10,231,430, and an increase in gain on change in fair value of derivative of $6,150,630 and an increase in gain on Convertible Notes conversion of $1,564,418.

Income Taxes

Income tax expense was $3,246,364 for the six months ended June 30, 2011, compared with $4,576,814 of income tax expense for the six months ended June 30, 2010, a decrease of $1,330,450, or 29.1%, mainly because of a decrease in income before income tax.

Net Income

Net income was $27,844,430 for the six months ended June 30, 2011, compared with $29,378,859 for the six months ended June 30, 2010, a decrease of $1,534,429 or 5.2%, including a decrease in income before income tax expenses and equity in earnings of affiliated companies of $2,951,425, or 8.7%, and a decrease in income tax expenses of $1,330,450, or 29.1%.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $3,858,490 for the six months ended June 30, 2011, compared with $5,877,705 for the six months ended June 30, 2010, a decrease of $2,019,215, or 34.4%, primarily due to the decrease in the share of the Sino-foreign joint ventures’ net income.

The Company owns different equity interests in seven Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these seven Sino-foreign joint ventures were consolidated in the Company’s financial statements as of June 30, 2011 and 2010. The Company records the noncontrolling interest's share in the earnings of the respective Sino-foreign joint ventures for each period.

Net Income Attributable to Parent Company

Net income attributable to parent company was $23,985,940 for the six months ended June 30, 2011, compared with a net income of $23,501,154 for the six months ended June 30, 2010, an increase of $484,786, or 2.1%, mainly due to the factors discussed above.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and notes and internally generated cash. As of June 30, 2011, the Company had cash and cash equivalents of $55,425,262, compared with $49,424,979 as of December 31, 2010, an increase of $6,000,283, or 12.1%.

The Company had working capital of $132,418,489 as of June 30, 2011, compared with $54,191,797 as of December 31, 2010, an increase of $78,226,692, or 144.4%. Convertible Notes payable, compound derivative liabilities and accrued make-whole redemption interest expense for Convertible Notes are recorded as current liabilities before February 15, 2011, and thereafter reclassified to and recorded as non-current liabilities. As a result, working capital increased after the reclassification.

Capital Source

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

The Company had bank loans maturing in less than one year of $3,090,426 and notes payables of $54,708,783 as of June 30, 2011.

The Company currently expects to be able to obtain similar bank loans and notes payables in the future if it can provide adequate mortgage security following the termination of the above mentioned agreements (see the table in section (a) Bank loan). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptance bills will be devalued by approximately $11 million. If the Company wishes to obtain the same amount of bank loans and banker's acceptance bills, it will have to provide $11 million additional mortgages as of the maturity date of such agreements (see the table in section (a) Bank loan). The Company still can obtain a reduced line of credit with a reduction of $5.6 million, which is 51% (the mortgage rates) of $11 million, if it cannot provide additional mortgages. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity.

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

(a) Bank loans

As of June 30, 2011, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Due Date	Amount Available	Amount Borrowed
Comprehensive credit facilities	Bank of China	Jan-12	$21,787,502	$-
Comprehensive credit facilities	Jingzhou Commercial Bank	Apr-12	30,904,259	18,702,392
Comprehensive credit facilities	China Construction Bank	Oct-12	12,361,703	5,174,300
Comprehensive credit facilities	Shanghai Pudong Development Bank	Nov-11	15,452,129	11,809,444
Comprehensive credit facilities	China CITIC Bank	Aug-11	15,452,129	3,153,103
Comprehensive credit facilities	Industrial and Commercial Bank of China	May-12	15,761,172	2,716,484
Comprehensive credit facilities[1]	China Hua Xia Bank	Jan-12	24,723,407	11,337,434

Comprehensive credit facilities	China Everbright Bank	Aug -11	4,635,639	4,349,774
Total			$141,077,941	$57,242,932

1.	Henglong's comprehensive credit facility with Hua Xia Bank was guaranteed by Jiulong, another subsidiary of the Company.

The Company may request banks to issue notes payable or bank loans within its credit line using a 364-day revolving line.

The Company refinanced its short-term debt during early 2011 at annual interest rates of 6.31% to 6.44%, and maturity terms of six to twelve months. Pursuant to the comprehensive credit line arrangement, the Company pledged land use rights and buildings with an assessed value of $7 million as security for its comprehensive credit facility with the Bank of China; pledged land use rights and buildings with an assessed value of $20 million as security for its comprehensive credit facility with Shanghai Pudong Development Bank; pledged land use rights and equipment with an assessed value of $76 million as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; pledged land use rights and buildings with an assessed value of $4 million, and accounts receivables with an assessed value of $1.5 million as security for its comprehensive credit facility with Industrial and Commercial Bank of China; pledged land use rights and buildings with an assessed value of $14 million as security for its comprehensive credit facility with China Construction Bank; pledged land use rights and buildings with an assessed value of $15 million as security for its comprehensive credit facility with China CITIC Bank; and pledged land use rights and buildings with an assessed value of $8 million as security for its comprehensive credit facility with China Everbright Bank.

As of June 30, 2011, the Company has $83,835,009 available for additional borrowing and the amounts borrowed were used for working capital as detailed below. Additionally, the Company also undertook a short-term loan outside the credit facilities, as discussed above, of $556,277 which is also included below.

The following table summarizes the contract information of the short-term borrowings drawn-down from the credit facilities between the banks and the Company as of June 30, 2011:

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Date of Payment	Amount Payable on Due Date
China Construction Bank	Working Capital	June 29, 2011	1	6.31%	Pay monthly	June 28, 2012	$1,545,213
Industrial and Commercial Bank of China	Working Capital	May 12, 2011	0.5	6.435%	Pay monthly	October 9, 2011	1,545,213
Total							$3,090,426

The Company must use the loans for the purposes described in the table. If the Company fails, it will be charged a penalty interest at 100% of the specified loan rate. The Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged a compound interest at the specified rate. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of June 30, 2011, and is expected to continue to comply with them.

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of June 30, 2011:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	Jul - 11	$9,574,448
Working Capital	3-6	Aug -11	5,781,105
Working Capital	3-6	Sep-11	10,590,272
Working Capital	3-6	Oct - 11	9,230,839
Working Capital	3-6	Nov- 11	10,176,250
Working Capital	3-6	Dec - 11	9,355,869
Total			$54,708,783

The Company must use the loans for the purposes described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital source. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment to the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of June 30, 2011, and is expected to continue to comply with them.

(b) Financing from investors:

On March 1, 2011, an investor converted $6,428,571 of the principal amount of the Convertible Notes into common shares.

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term bank loan	$3,090,426	$3,090,426	$-	$-	$-
Notes payable	54,708,783	54,708,783	-	-
Convertible Notes payable	23,571,429	-	23,571,429	-	-
Interest on Convertible Notes, make-whole amount at maturity and short-term bank loan	13,212,555	1,206,840	12,005,715
Other contractual purchase commitments, including information technology	15,413,377	12,621,047	2,792,330	-	-
Total	$109,996,570	$71,627,096	$38,369,474	$-	$-

The Company had approximately $15,303,377 of capital commitments as of June 30, 2011, arising from equipment purchases for expanding production capacity. The Company intends to invest $12,511,047 in the remaining six months of 2011 using its working capital. Management believes that this will not have a material adverse effect on the Company’s liquidity.

Cash flows

(a)         Operating activities

Net cash provided by operations during the six months ended June 30, 2011 was $16,488,140, compared with net cash provided of $13,824,285 for the same period of 2010, an increase of $2,663,855.

•	Cash generated from operations increased as a result of collections from sales exceeding payments for purchases in the six months ended June 30, 2011 compared with the same period of 2010.

(b)         Investing activities

The Company expended net cash of $7,619,456 in investment activities during the six months ended June 30, 2011, compared with $14,629,309 during the same period of 2010, a decrease of $7,009,853.

•
Similar to 2010, the Company invested cash for equipment purchases and building facility to expand production to meet market needs. Cash used for equipment purchases and building facility during the six months ended June 30, 2011 and 2010 were $9,087,607 and $14,134,717, respectively.

(c)         Financing activities

During the six months ended June 30, 2011, the Company expended net cash of $3,876,362 in financing activities, as compared to $2,309,980 in for the same period of 2010, an increase of $1,566,382.

The Company repaid bank loans of $3,863,033 during the six months ended June 30, 2011. In the same period in 2010, the Company increased bank loans of $3,685,215.

Off-Balance Sheet Arrangements

At June 30, 2011 and 2010, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2011. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2011.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three-month period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101+
The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011 formatted in Extensible Business Reporting Language (XBRL):

		(i)	Consolidated Balance Sheets,
		(ii)	Consolidated Statements of Operations,
		(iii)	Consolidated Statements of Comprehensive Income,
		(iv)	Consolidated Statements of Cash Flows, and
		(v)	related notes

* filed herewith

+
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: August 9, 2011	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: August 9, 2011	By:	/s/ Jie Li
Jie Li
Chief Financial Officer