Form 10-Q
period 2011-09-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2011-11-08
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

As of November 8, 2011, the Company had 28,083,534 shares of common stock issued and outstanding.

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

PART 1 — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

China Automotive Systems, Inc.
Condensed Unaudited Consolidated Statements of Income

	Three Months Ended September 30,
	2011	2010
Net product sales, including $7,817,723 and $1,717,483 to related parties for the three months ended September 30, 2011 and 2010	$75,002,717	$76,102,844
Cost of product sold, including $2,842,267 and $4,885,768 purchased from related parties for the three months ended September 30, 2011 and 2010	61,215,974	57,929,284
Gross profit	13,786,743	18,173,560
Add: Gain (loss) on other sales	465,950	(152,481)
Less: Operating expenses
Selling expenses	2,170,775	2,095,321
General and administrative expenses	3,413,930	2,506,504
Research and development expenses	2,708,777	1,247,881
Total operating expenses	8,293,482	5,849,706
Income from operations	5,959,211	12,171,373
Add: Other income, net	48,891	-
Financial expenses, net	(1,279,008)	(707,527)
Gain on change in fair value of derivative	7,788,137	8,687,977
Income before income tax expenses and equity in earnings of affiliated companies	12,517,231	20,151,823
Less: Income taxes	1,068,548	1,866,157
Add: Equity in earnings of affiliated companies	42,817	-
Net income	11,491,500	18,285,666
Net income attributable to noncontrolling interest	(1,382,653)	(2,350,280)
Net income attributable to parent company	10,108,847	15,935,386
Allocation to convertible notes holders	(1,071,091)	(2,153,261)
Net income attributable to parent company’s common shareholders	$9,037,756	$13,782,125
Net income attributable to parent company’s common shareholders per share
Basic	$0.32	$0.51
Diluted	$0.10	$0.26
Weighted average number of common shares outstanding
Basic	28,083,534	27,112,689
Diluted	31,503,995	31,562,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Unaudited Consolidated Statements of Income

	Nine Months Ended September 30,
	2011	2010
Net product sales, including $30,474,574 and $6,319,594 to related parties for the nine months ended September 30, 2011 and 2010	$248,522,773	$245,416,671
Cost of product sold, including $12,972,362 and $14,481,952 purchased from related parties for the nine months ended September 30, 2011 and 2010	199,950,452	184,897,834
Gross profit	48,572,321	60,518,837
Add: Gain on other sales	1,359,871	981,128
Less: Operating expenses
Selling expenses	7,123,063	6,866,249
General and administrative expenses	10,868,767	8,567,854
Research and development expenses	6,609,136	4,291,044
Total operating expenses	24,600,966	19,725,147
Income from operations	25,331,226	41,774,818
Add: Other income, net	154,465	266,379
Financial expenses, net	(2,902,150)	(2,056,431)
Gain on change in fair value of derivative	19,373,520	14,122,730
Gain on convertible notes conversion	1,564,418	-
Income before income tax expenses and equity in earnings of affiliated companies	43,521,479	54,107,496
Less: Income taxes	4,314,912	6,442,971
Add: Equity in earnings of affiliated companies	129,363	-
Net income	39,335,930	47,664,525
Net income attributable to noncontrolling interest	(5,241,143)	(8,227,985)
Net income attributable to parent company	34,094,787	39,436,540
Allocation to convertible notes holders	(3,831,484)	(5,334,715)
Net income attributable to parent company’s common shareholders	$30,263,303	$34,101,825
Net income attributable to parent company’s common shareholders per share
Basic	$1.09	$1.26
Diluted	$0.50	$0.87
Weighted average number of common shares outstanding
Basic	27,881,821	27,078,180
Diluted	31,531,253	31,560,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,
	2011	2010
Net income	$11,491,500	$18,285,666
Other comprehensive income:
Foreign currency translation gain, net of tax	4,212,418	2,179,442
Comprehensive income	15,703,918	20,465,108
Comprehensive income attributable to noncontrolling interest	(2,112,396)	(2,750,677)
Comprehensive income attributable to parent company	$13,591,522	$17,714,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Unaudited Consolidated Statements of Comprehensive Income

	Nine Months Ended September 30,
	2011	2010
Net income	$39,335,930	$47,664,525
Other comprehensive income:
Foreign currency translation gain, net of tax	9,228,737	3,105,593
Comprehensive income	48,564,667	50,770,118
Comprehensive income attributable to noncontrolling interest	(6,842,591)	(8,779,852)
Comprehensive income attributable to parent company	$41,722,076	$41,990,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Unaudited Consolidated Balance Sheets

	September 30, 2011	December 31, 2010

ASSETS
Current assets
Cash and cash equivalents	$76,067,212	$49,424,979
Pledged cash deposits	20,368,026	20,983,891
Accounts and notes receivable, net, including $9,716,604 and $5,466,842 from related parties at September 30, 2011 and December 31, 2010	197,860,106	195,858,988
Advance payments and other, including $1,061,303 and $1,334,069 to related parties at September 30, 2011 and December 31, 2010	3,916,286	4,226,137
Inventories	51,304,394	36,870,272
Current deferred tax assets	3,525,332	3,511,421
Total current assets	353,041,356	310,875,688
Long-term assets:
Other receivables, net, including $432,287 and $350,464 from related parties at September 30, 2011 and December 31, 2010	2,249,222	2,801,434
Long-term investments	3,426,863	3,162,136
Property, plant and equipment, net	81,641,156	75,380,747
Intangible assets, net	683,972	662,089
Advance payments for property, plant and equipment, including $5,507,634 and $7,534,440 to related parties at September 30, 2011 and December 31, 2010	7,303,422	9,373,977
Non-current deferred tax assets	3,915,647	3,271,594
Total assets	$452,261,638	$405,527,665
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$11,801,917	$6,794,812
Accounts and notes payable, including $1,584,274 and $1,867,926 to related parties at September 30, 2011 and December 31, 2010	163,597,833	148,517,423
Convertible notes payable	-	30,000,000
Compound derivative liabilities	-	25,271,808
Customer deposits	1,019,821	720,883
Accrued payroll and related costs	4,866,414	4,927,200
Accrued expenses and other payables	23,361,401	29,072,710
Accrued pension costs	3,927,004	3,851,988
Taxes payable	4,302,174	6,860,946
Amounts due to shareholders/directors	355,512	353,817
Deferred tax liabilities	446,966	312,304
Total current liabilities	213,679,042	256,683,891
Long-term liabilities:
Convertible notes payable	23,571,429	-
Compound derivative liabilities	2,156,715	-
Accrued make-whole redemption interest expense of convertible notes	6,967,774	-
Advances payable	975,625	603,983
Total liabilities	247,350,585	257,287,874
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value - Authorized - 20,000,000 shares; issued and outstanding – None	-	-
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; issued and outstanding – 28,083,534 shares and 27,175,826 shares at September 30, 2011 and December 31, 2010	2,808	2,717
Additional paid-in capital	38,676,931	28,565,153
Retained earnings-
Appropriated	9,026,960	8,767,797
Unappropriated	92,815,475	58,979,851
Accumulated other comprehensive income	23,584,789	15,957,500
Total parent company stockholders' equity	164,106,963	112,273,018
Noncontrolling interests	40,804,090	35,966,773
Total stockholders' equity	204,911,053	148,239,791
Total liabilities and stockholders' equity	$452,261,638	$405,527,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc.
Condensed Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$39,335,930	$47,664,525
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Stock-based compensation	-	422,714
Depreciation and amortization	10,144,624	6,955,969
Allowance for doubtful accounts recovered	(78,263)	(1,127,767)
Deferred income taxes assets and liabilities	(250,819)	(540,385)
Equity in earnings of affiliated companies	(129,363)	-
Gain on convertible notes conversion	(1,564,418)	-
Gain on change in fair value of derivative	(19,373,520)	(14,122,730)
Other operating adjustments	116,271	324,963
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	1,459,912	(8,012,615)
Accounts and notes receivable	6,713,715	(22,430,886)
Advance payments and other	505,920	(678,156)
Inventories	(12,614,377)	(12,728,686)
Increase (decrease) in:
Accounts and notes payable	8,504,008	33,298,924
Customer deposits	252,157	(34,138)
Accrued payroll and related costs	(249,117)	67,681
Accrued expenses and other payables	1,835,213	1,298,885
Accrued pension costs	(81,174)	137,283
Taxes payable	(2,798,154)	(891,031)
Net cash provided by operating activities	31,728,545	29,604,550
Cash flows from investing activities:
Decrease (increase) in other receivables	624,969	(2,221,935)
Cash received from disposal of equipment	134,039	396,489
Cash paid to acquire property, plant and equipment	(10,805,460)	(24,005,602)
Cash paid to acquire intangible assets	(121,132)	(60,586)
Net cash used in investing activities	(10,167,584)	(25,891,634)
Cash flows from financing activities:
Proceeds from bank loans	4,791,706	3,685,215
Dividends paid to the noncontrolling interest holders of joint-venture companies	(1,691,608)	(2,871,603)
Shares issued for stock options exercised	-	278,900
Increase (decrease) in amounts due to shareholders/directors	(19,938)	97,406
Net cash provided by financing activities	3,080,160	1,189,918
Effects of exchange rate on cash and cash equivalents	2,001,112	818,849
Net increase in cash and cash equivalents	26,642,233	5,721,683
Cash and cash equivalents at beginning of period	49,424,979	43,480,176
Cash and cash equivalents at end of period	$76,067,212	$49,201,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Condensed Unaudited Consolidated Statements of Cash Flows (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Nine Months Ended September 30,
	2011	2010
Cash paid for interest	$1,689,318	$1,146,971
Cash paid for income taxes	$7,189,788	$5,362,363

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Nine Months Ended September 30,
	2011	2010
Issuance of common shares for the conversion of convertible notes	$10,111,869	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
 Notes to Condensed Unaudited Consolidated Financial Statements
Three Months and Nine Months Ended September 30, 2011 and 2010

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

The Company owns the following aggregate net interests in seven Sino-foreign joint ventures, a wholly-owned subsidiary and two joint ventures organized in the PRC as of September 30, 2011 and 2010.

	Percentage Interest
Name of Entity	September 30, 2011	December 31, 2010
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” 1	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” 2	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” 3	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang” 4	51.00%	51.00%
Universal Sensor Application Inc., “USAI” 5	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” 6	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu” 7	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng” 8	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” 9	80.00%	80.00%
Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong” 10	50.00%	50.00%

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gear for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gear for cars and light-duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	Zhejiang was established in 2002 to focus on power steering pumps.

5.	USAI was established in 2005 and mainly engages in production and sales of sensor modules.

6.	Jielong was established in 2006 and mainly engages in production and sales of electric power steering, “EPS.”

7.	Wuhu was established in 2006 and mainly engages in production and sales of automobile steering systems.

8.	Hengsheng was established in 2007 and mainly engages in production and sales of automobile steering systems.

9.	In December 2009, Henglong, a subsidiary of Genesis, formed Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center”.

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

Basis of Presentation – For the three months and nine months ended September 30, 2011 and 2010, the accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The subsidiaries include the seven Sino-foreign joint ventures, a wholly-owned subsidiary and two joint ventures organized in the PRC mentioned in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the three months and nine months ended September 30, 2011 and 2010, respectively.

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

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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

In December 2010, FASB issued revised guidance on the “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The revised guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The revised guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The revised guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the new guidance as of January 1, 2011 and the adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows.

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

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard requires an entity to present the total of comprehensive income, net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and does not anticipate that this adoption will have any impact on the Company's financial position or results of operations.

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

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 456,350 stock options under this plan, and there remain 1,743,650 stock options issuable in the future. As of September 30, 2011, the Company had 236,768 stock options outstanding.

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

●
Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As at September 30, 2011 and December 31, 2010, the Company does not have any fair value assets and liabilities classified as Level 1.

●
Level 2 Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As at September 30, 2011 and December 31, 2010, the Company does not have any fair value assets and liabilities classified as Level 2.

●
Level 3 Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. The compound derivative liabilities are classified as Level 3 as the inputs reflect management’s best estimate of what market participants would use in pricing the liability at the measurement date.

For a summary of changes in Level 3 derivative liabilities for the year ended December 31, 2010 and for the nine months ended September 30, 2011, please see note 14.

3.	Pledged cash deposits

Pledged cash deposits act as guarantee for the Company’s notes payable as it regularly pays some of its suppliers by bank notes. The Company has to deposit a cash deposit, equivalent to 30%- 40% of the face value of the relevant bank note, at a bank in order to obtain the bank note.

4.	Accounts and notes receivable

The Company’s accounts receivable at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010
Accounts receivable	$112,822,032	$122,379,968
Notes receivable 1	88,000,471	76,407,523
	200,822,503	198,787,491
Less: allowance for doubtful accounts	(2,962,397)	(2,928,503)
Balance at the end of the period	$197,860,106	$195,858,988

1.	Notes receivable represent accounts receivable in the form of bills of exchange whose acceptances are guaranteed and settlements are handled by banks.

5.	Inventories

The Company’s inventories at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Raw materials	$15,692,397	$11,394,670
Work in process	8,341,702	7,537,766
Finished goods	27,270,295	17,937,836
Balance at the end of the period	$51,304,394	$36,870,272

6.	Other receivables

The Company’s other receivables at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010
Other receivables 1	$2,987,734	$3,501,967
Less: allowance for doubtful accounts	(738,512)	(700,533)
Balance at the end of the period	$2,249,222	$2,801,434

1.
Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. These receivables originate as part of the Company's normal operating activities.

7.	Long term Investments

On September 30, 2011 and December 31, 2010, the Company’s balance of long-term investment was $3,426,863 and $3,162,136, respectively. For the long-term investments in which the Company has no voting control, such investments were accounted for using the equity method or cost method.

On January 24, 2010, the Company invested $3,095,414 to establish a fifty-fifty joint venture company, Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong,” with an unrelated party. The Company accounts for its operating results with the equity method of accounting. On September 30, 2011 and December 31, 2010, the Company has $3,341,889 and $3,080,598 of net equity in Beijing Henglong, respectively.

The Company’s share of net assets and net income is reported in the consolidated financial statements as “long-term investment” on the consolidated balance sheets and “equity in earnings of affiliated companies” on the consolidated statements of operations. The Company’s consolidated financial statements reflect the equity earnings of non-consolidated affiliates of $42,817 and $129,363 in the three months and nine months ended September 30, 2011, respectively, and nil in the same periods of 2010.

8.	Property, plant and equipment

The Company’s property, plant and equipment at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010

Land use rights and buildings	$39,204,983	$36,983,940
Machinery and equipment	94,200,741	81,905,845
Electronic equipment	6,217,672	5,840,308
Motor vehicles	3,154,196	2,902,738
Construction in progress	6,636,312	4,686,699
	149,413,904	132,319,530
Less: Accumulated depreciation	(67,772,748)	(56,938,783)
Balance at the end of the period	$81,641,156	$75,380,747

Depreciation expenses for the three months ended September 30, 2011 and 2010 were $3,527,206 and $2,097,734, respectively. Depreciation expenses for the nine months ended September 30, 2011 and 2010 were $10,019,376 and $6,910,835, respectively.

9.	Intangible assets

The Company’s intangible assets at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010
Costs:
Patent technology	$1,700,533	$1,536,268
Management software license	552,592	509,221
	2,253,125	2,045,489
Less: Amortization	(1,569,153)	(1,383,400)
Balance at the end of the period	$683,972	$662,089

For the three months ended September 30, 2011 and 2010, amortization expenses were $43,856 and $38,092, respectively. For the nine months ended September 30, 2011 and 2010, amortization expenses were $125,248 and $45,134, respectively.

10.	Deferred Income Tax Assets

In accordance with the provisions of ASC Topic 740, “Income Taxes,” the Company assesses, on a quarterly basis, its ability to realize its deferred tax assets. Based on the more likely than not standard in the guidance and the weight of available evidence, the Company believes a valuation allowance against its deferred tax assets is required in entities where such deferred tax assets are deemed to be unrealizable. In determining the need for a valuation allowance, the Company considered the following significant factors: an assessment of recent years’ profitability and losses; the Company’s expectation of profits based on margins and volumes expected to be realized, which are based on current pricing and volume trends; the long period - ten years or more in all significant operating jurisdictions — before the expiry of net operating losses, noting further that a portion of the deferred tax asset is composed of deductible temporary differences that are subject to an expiry period until realized under tax law. The Company will continue to evaluate the provision of valuation allowance in future periods.

The components of estimated deferred income tax assets at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Deferred Tax Assets
Losses carryforward (U.S.)	$2,802,742	$2,422,312
Losses carryforward (PRC)	966,815	804,147
Product warranties and other reserves	3,075,577	2,871,844
Property, plant and equipment, net	3,863,175	3,271,594
Accrued make-whole interest expense for convertible notes	2,438,721	2,320,938
Share-based compensation	366,464	366,464
Bonus accrual	109,777	182,970
Other accruals	842,789	943,373
Others	152,946	314,795
Total deferred tax assets	14,619,006	13,498,437
Less: taxable temporary difference related to revenue recognition	(655,757)	(801,562)
Total deferred tax assets, net	13,963,249	12,696,875
Less: Valuation allowance	(6,522,270)	(5,913,860)
Total deferred tax assets, net of valuation allowance	$7,440,979	$6,783,015

As of September 30, 2011, the valuation allowance was $6,522,270, including $5,607,927 allowance for the Company’s deferred tax assets in the U.S. and $914,343 allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the U.S., management believes that the deferred tax assets in the U.S. are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, management believes such amount will not be used to offset future taxable income.  No valuation allowance is made on the remaining deferred tax assets as management believes that these deferred tax assets will be realized in the future based on existing and expected operations.

11.	Bank loans

At September 30, 2011, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $11,801,917 with weighted average interest rate at 6.64% per annum. These loans are secured with some of the property and equipment of the Company, and are repayable within one year.

At December 31, 2010, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans of $6,794,812, with weighted average interest rate at 5.25% per annum. These loans are secured with some of the property and equipment of the Company and are repayable within one year.

12.	Accounts and notes payable

The Company’s accounts and notes payable at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010
Accounts payable	$106,160,958	$95,726,549
Notes payable 1	57,436,875	52,790,874
Balance at the end of the period	$163,597,833	$148,517,423

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

The Convertible Notes bear annual interest rates of 3%, 3.5%, 4%, 4.5%, 5% and 5% for each year of 2008, 2009, 2010, 2011, 2012 and 2013, respectively. The interest on the Convertible Notes shall be computed commencing from the issuance date and will be payable in cash in arrears semi-annually on January 15, and July 15 of each year with the first interest payable date on July 15, 2008. From and after the occurrence and during the continuance of an Event of Default defined in the relevant Convertible Notes agreements, the interest rate then in effect shall be increased by two percent (2%) until the event of default is remedied.

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

As of August 15, 2008, based on the inception conversion price and reset conversion price, the Convertible Note could be converted into 3,953,596 and 4,941,967 of common shares, respectively. At the commitment date, the stock price was $6.09, and the “effective” conversion price was $6.93. Accordingly, since the effective conversion price was higher than the market value of the stock, the debt instruments are not considered "in the money" and no beneficial conversion feature is present.

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

Following the WAP Default notices, the Company received a letter from the provisional liquidator acting on behalf of Lehman Brothers Commercial Corporation Asia Limited, the “LBCCA Liquidator,” the other Convertible Notes holder, requesting an extension until April 15, 2009 to consider its rights under the Convertible Notes. The Company granted an extension to April 15, 2009. The LBCCA Liquidator further requested another extension to April 24, 2009. On April 24, 2009, LBCCA’s lawyers sent three Holder Redemption Notices electing to redeem the entire outstanding principal of $30,000,000, together with interest, late charges, if any, and the Other Make Whole Amount, to be paid on July 23, 2009. The Company discussed settlement with the LBCCA Liquidator, and on July 22, 2009, the Company and the LBCCA Liquidator agreed to extend the applicable holder mandatory redemption date for two months to September 23, 2009 to give more time to pursue settlement discussions. The Company received a letter dated September 22, 2009 from the LBCCA Liquidator stating that upon the Company’s acceptance of the revocation, all holder redemption notices dated April 24, 2009 shall be immediately revoked as if they were never issued, and the letter and the revocation did not purport to amend, restate or supplement any other terms and conditions under the three Notes and the Securities Purchase Agreement dated 1 February 2008 between the Company and LBCCA Liquidator. The Company accepted such revocation on September 23, 2009.

In connection with the Convertible Notes, the Company issued 1,317,864 detachable warrants, the “Warrants,” to purchase from the Company shares of common stock of the Company at the exercise price of $8.8527 per share. On February 15, 2009, the warrants expired unexercised and the warrants were forfeited.

On the issuance date, February 15, 2008, the Company has evaluated the Convertible Notes for terms and conditions that would be considered to be features of embedded derivatives. Generally, such features would be required to be separated from the host contract and accounted for as derivative financial instruments when certain conditions are met. Certain features, such as the conversion option, were found to be exempt, as they satisfied the conditions as set forth in ASC Topic 815 (formerly paragraph 11(a) of SFAS 133) for instruments that are being (1) indexed to the Company’s own stock, and (2) classified as equity in the financial position statement. Other features, such as puts, were not required to be bifurcated from the debt host as they are clearly and closely associated with the risk of the debt-type host instrument.

Upon the adoption of ASC 815-40 on January 1, 2009, the Company bifurcated the embedded conversion feature from the Convertible Debt and classified that financial instrument in liabilities at fair value. The Company has accounted for this change in accounting principle by reflecting the cumulative effect as an adjustment to its beginning retained earnings for the year ended December 31, 2009. The cumulative effect adjustment that the Company made is the difference between the amounts that it has recognized on the Convertible Notes payable (prior to the adoption of ASC 815-40) and the amounts that would have been recognized if the amended guidance had been effective on the issuance date of the Convertible Notes payable, which was February 15, 2008. The following table reflects the cumulative effect of the differences:

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

On March 1, 2011, LBCCA Liquidator converted $6,428,571 principal amount of the Convertible Notes at a conversion price of $7.0822 per share, and the Company issued 907,708 shares of its common stock to the investor. On the conversion date, the market price of the common shares issued was $10,111,869 ($11.14 per share) and the value of the conversion consideration was $11,676,287, including $6,428,571 of principal, $1,506,143 of coupon interest and make-whole amount payable and $3,741,573 of derivative liabilities under such principal. The amount of coupon interest, make-whole and derivative liabilities included in the value of the conversion consideration were determined by pro-rating the accrued coupon interest, accrued make-whole amount and the fair value of the derivative liabilities based on the principal amount of the Convertible Notes converted as a percentage of the outstanding balance prior to their conversion. The Company recorded a gain on Convertible Notes conversion of $1,564,418, which is the difference between the market price of the common stock and the conversion consideration.

On September 30, 2011 and December 31, 2010, the carrying value of the Company’s Convertible Notes payable was $23,571,429 and $30,000,000, respectively.

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

The Company’s derivative financial instruments (liabilities) consisted of a compound embedded derivative that originated in connection with the Company’s Convertible Note Payable and Warrant Financing Arrangement. Derivative liabilities are carried at fair value. The following table summarizes the compound derivative liabilities as of September 30, 2011 and December 31, 2010:

Financial Instrument	September 30, 2011	December 31, 2010

Compound derivative liability	$2,156,715	$25,271,808
Common shares to which the derivative liability is linked	3,328,264	4,235,972

Changes in the fair value of compound derivative liabilities are recorded in gain (loss) on change in fair value of derivative in the income statement. The following tables summarize the components of gain (loss) on change in fair value of derivative arising from fair value adjustments and other changes to compound derivative liabilities during the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Balances at January 1	$25,271,808	$45,443,506
Decrease due to convertible notes conversion on March 1, 2011(see note 13)	(3,741,573)	-
Decrease in fair value adjustments 1	(19,373,520)	(14,122,730)
Balances at September 30	$2,156,715	$31,320,776

1.	Recorded in the gain on change in fair value of derivative line in the statements of income.

The following tables summarize the components of gain (loss) on change in fair value of derivative arising from fair value adjustments and other changes to compound derivative liabilities during the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
Balances at July 1	$9,944,852	$40,008,753
Decrease in fair value adjustments 1	(7,788,137)	(8,687,977)
Balances at September 30	$2,156,715	$31,320,776

1.	Recorded in the gain on change in fair value of derivative line in the statements of income.

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

The Company’s embedded conversion option derivative represents the conversion option, term-extending option, certain redemption and put features in the Company’s Convertible Notes payable. See Note 13 for additional information about the Company’s Convertible Notes payable. The features embedded in the Convertible Notes were combined into one compound embedded derivative that the Company measured at fair value using the Monte Carlo valuation technique. Monte Carlo was believed by the Company’s management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, Monte Carlo also embodies assumptions that provide for credit risk, interest risk and redemption behaviors, i.e., assumptions market participants exchanging debt-type instruments would also consider. Monte Carlo simulates multiple outcomes over the period to maturity using multiple assumption inputs also over the period to maturity. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of September 30, 2011, December 31, 2010, September 30, 2010 and December 31, 2009 (effective date of accounting principle change):

	Range
September 30, 2011 Assumptions:	Low	High	Equivalent
Volatility	49.84%	76.78%	63.59%
Market adjusted interest rates	9.46%	18.13%	15.06%
Credit risk adjusted rates	17.43%	17.43%	17.43%
Implied expected life (years)	-	-	1.36

	Range
December 31, 2010 Assumptions:	Low	High	Equivalent
Volatility	43.14%	76.00%	63.00%
Market adjusted interest rates	5.14%	20.15%	9.64%
Credit risk adjusted rates	14.75%	15.82%	15.11%
Implied expected life (years)	—	—	1.73

	Range
September 30, 2010 Assumptions:	Low	High	Equivalent
Volatility	58.71%	78.45%	71.75%
Market adjusted interest rates	2.71%	21.55%	9.02%
Credit risk adjusted rates	15.88%	17.23%	15.94%
Implied expected life (years)	-	-	1.79

	Range
December 31, 2009 Assumptions:	Low	High	Equivalent
Volatility	68.86%	81.94%	76.71%
Market adjusted interest rates	6.40%	7.87%	7.05%
Credit risk adjusted rates	13.39%	14.20%	13.63%
Implied expected life (years)	—	—	1.96

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

15.	Accrued expenses and other payables

The Company’s accrued expenses and other payables at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010
Accrued expenses	$2,714,520	$3,627,768
Accrued interest 1	354,375	7,143,751
Other payables	1,920,511	2,826,354
Warranty reserves 2	16,445,783	13,944,392
Dividend payable to noncontrolling interest shareholders of Joint-ventures	1,926,212	1,530,445
Balance at the end of the period	$23,361,401	$29,072,710

1.
On September 30, 2011 and December 31, 2010, the Company’s balance of accrued interest was $354,375 and $7,143,751, respectively, which includes nil and $6,631,251 of accrued provision on make-whole redemption interest for the annual redemption on the convertible notes, respectively. As of December 31, 2010, the Company’s balance of accrued interest includes make-whole redemption interest which was payable upon the Annual Redemption on February 15, 2011, if the Convertible Notes were redeemed. However, as of September 30, 2011, make-whole redemption interest was classified to long-term liabilities as there was no other mandatory annual redemption subsequent to February 15, 2011. (see note 16)

2.
The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the nine months ended September 30, 2011 and 2010, the warranties activities were as follows:

	Nine Months Ended September 30,
	2011	2010
Balance at the beginning of period	$13,944,392	$9,092,462
Additions during the period	8,012,821	7,254,858
Settlement within period, by cash or actual material	(6,099,057)	(5,459,215)
Foreign currency translation gain	587,627	212,085
Balance at end of period	$16,445,783	$11,100,190

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

During the nine months ended September 30, 2011 and 2010, the accrued provision on make-whole redemption interest pursuant to the term of Convertible Notes was as follows:

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of the period	$6,631,251	$4,763,771
Amounts provided for during the period	1,838,648	1,324,146
Decrease due to convertible notes conversion	(1,502,125)	-
Balance at end of period	$6,967,774	$6,087,917

17.	Taxes payable

The Company’s taxes payable at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010
Value-added tax payable	$3,776,613	$3,203,808
Income tax payable	230,172	3,273,776
Other tax payable	295,389	383,362
Balance at end of the period	$4,302,174	$6,860,946

18.	Advances payable

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

19.	Share capital and additional paid-in capital

The activities in the Company’s share capital and additional paid-in capital account during the nine months ended September 30, 2011 and 2010 are summarized as follows:

	Share Capital
	Shares	Par Value	Additional paid-in capital
Balance at January 1, 2011	27,175,826	$2,717	$28,565,153
Issuance of common shares for the conversion of convertible notes 1	907,708	91	10,111,778
Balance at September 30, 2011	28,083,534	$2,808	$38,676,931

	Share Capital
	Shares	Par Value	Additional paid-in capital
Balance at January 1, 2010	27,046,244	$2,704	$27,515,064
Shares issued for stock options exercised	69,582	7	278,893
Share-based compensation	-	-	422,714
Balance at September 30, 2010	27,115,826	$2,711	$28,216,671

1.
On March 1, 2011, an investor converted $6,428,571 principal amount of the Convertible Notes at a conversion price of $7.0822 per share, and the Company issued 907,708 shares of its common stock to the investor. No additional consideration was paid for the conversion of the Convertible Notes into common stock. The market price of the Company’s common stock was $11.14 on such date.

20.	Noncontrolling interests

The Company’s activities in respect of the amounts of the noncontrolling interests’ equity at September 30, 2011 and 2010 are summarized as follows:

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of the period	$35,966,773	$27,138,357
Add: Additions during the period–
Income attributable to noncontrolling interests	5,241,143	8,227,985
Less: Decreases during the period
Dividends declared to the noncontrolling interest holders of joint-venture companies	(2,005,274)	(3,288,909)
Foreign currency translation gain	1,601,448	551,867
Balance at end of period	$40,804,090	$32,629,300

21.	Retained earnings—Appropriated

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

During the nine months ended September 30, 2011 and 2010, the Company recorded appropriate statutory surplus reserve of $259,163 and $443,264, respectively.

22.	Financial expenses

During the three months ended September 30, 2011 and 2010, the Company recorded financial expenses which are summarized as follows:

	Three Months Ended September 30,
	2011	2010
Coupon interest and make-whole redemption interest	$905,545	$843,333
Interest (income) expense, net	(183,765)	31,911
Foreign exchange (gain) loss, net	488,645	(157,538)
(Gain) loss of note discount, net	39,821	(52,185)
Handling charge	28,762	42,006
Total	$1,279,008	$707,527

During the nine months ended September 30, 2011 and 2010, the Company recorded financial expenses which are summarized as follows:

	Nine Months Ended September 30,
	2011	2010

Interest expenses, net 1	$2,261,130	$2,109,210
Foreign exchange (gain) loss, net	431,333	(90,146)
(Gain) loss of note discount, net	90,244	(65,261)
Handling charge	119,443	102,628
Total	$2,902,150	$2,056,431

1.
Including coupon interest expenses and accrued make-whole redemption interest expenses associated with the Convertible Notes of $2,691,238 and $2,205,397 for the nine months ended September 30, 2011 and 2010, respectively.

23.	Gain on change in fair value of derivative

During the three months ended September 30, 2011 and 2010, the Company recorded gain on change in fair value of derivative is summarized as follows:
	Three Months Ended September 30,
	2011	2010
Gain from adjustment of fair value of compound derivative Liabilities	$7,788,137	$8,687,977

During the three months ended September 30, 2011, the Company’s common stock market price dropped to $4.72 from $8.63 at the closing of prior quarter. Thus, the intrinsic value of the embedded conversion feature in financial instruments decreased, the fair value of compound derivative liabilities decreased, and the gain on change in fair value of derivatives increased. (see note 14)

During the three months ended September 30, 2010, the Company’s common stock market price dropped to $15.28 from $17.60 at the beginning of the period. Thus, the intrinsic value of the embedded conversion feature in financial instruments decreased, the fair value of compound derivative liabilities decreased, and the gain on change in fair value of derivatives increased. (see note 14)

During the nine months ended September 30, 2011 and 2010, the Company recorded gain on change in fair value of derivative is summarized as follows:
	Nine Months Ended September 30,
	2011	2010
Gain from adjustment of fair value of compound derivative Liabilities	$19,373,520	$14,122,730

During the nine months ended September 30, 2011, the Company’s common stock market price dropped to $4.72 from $13.62 at the beginning of the period. Thus, the intrinsic value of the embedded conversion feature in financial instruments decreased, the fair value of compound derivative liabilities decreased, and the gain on change in fair value of derivatives increased. (see note 14)

During the nine months ended September 30, 2010, the Company’s common stock market price dropped to $15.28 from $18.71 at the beginning of the period. Thus, the intrinsic value of the embedded conversion feature in financial instruments decreased, the fair value of compound derivative liabilities decreased, and the gain on change in fair value of derivatives increased. (see note 14)

24.	Gain on Convertible Notes conversion

During the three months ended September 30, 2011 and 2010, no Convertible Notes were converted.

During the nine months ended September 30, 2011, gain on Convertible Notes conversion was $1,564,418. During the nine months ended September 30, 2010, no Convertible Notes were converted. (see note 13)

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

Genesis, the Company’s wholly owned subsidiary and the direct holder of the equity interests in the Company’s Joint Venture subsidiaries in China, is incorporated in Hong Kong. According to the Mainland and Hong Kong Taxation Arrangement, dividends paid by a foreign-invested enterprise in China to its direct holding company in Hong Kong will be subject to withholding tax at a rate of no more than 5%, if the foreign investor owns directly at least 25% of the shares of the foreign-invested enterprise. Under the New CIT Law and the Implementing Rules, if Genesis is regarded as a non-resident enterprise and therefore is required to pay a 5% withholding tax for any dividends payable to it from Joint Venture subsidiaries.

The Company provides for deferred income taxes on the unremitted earnings of foreign subsidiaries unless such earnings are deemed to be permanently reinvested outside the United States.

As of September 30, 2011, the Company still has undistributed earnings of approximately $93 million from investment in foreign subsidiaries that are considered permanently reinvested. Since these amounts are permanently reinvested, no deferred income tax has been provided on such earnings.

During 2009, Jiulong was awarded the title of Advanced Technology Enterprises, and based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2008, 2009 and 2010. In 2011, the Company expects Jiulong to qualify for Advanced Technology Enterprises and continue to be taxed at the 15% tax rate based on the Company’s assessment of its qualification to obtain the preferential tax rate. However, this is subject to re-assessment by the government, and if approved, its term will be extended for another three years. If Jiulong fails to pass the re-assessment by the government, it would be subject to a tax rate of 25%.

During 2008, Henglong was awarded the title of Advanced Technology Enterprises, and based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2008, 2009 and 2010. In 2011, the Company expects Henglong to qualify for Advanced Technology Enterprises and continue to be taxed at the 15% tax rate based on the Company’s assessment of its qualification to obtain the preferential tax rate. However, this is subject to re-assessment by the government, and if approved, its term will be extended for another three years. If Henglong fails to pass the re-assessment by the government, it would be subject to a tax rate of 25%.

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

No provision for Hong Kong tax is made as Genesis is an investment holding company, and has no operating income in Hong Kong for the three months and the nine months ended September 30, 2010 and 2011. The Hong Kong enterprise income tax rate is 16.5%.

No provision for US tax is made as the Company has no operating income in the US for the three months and the nine months ended September 30, 2010 and 2011. The US enterprise income tax rate is 35%.

26.	Income per share

In periods when the Company generates income, the Company calculates basic earnings per share (“EPS”) using the two-class method, pursuant to ASC 260, “Earnings Per Share” . The two-class method is required as the Company’s Convertible Notes qualify as participating securities, having the right to receive dividends should dividends be declared on common stock. Under this method, earnings for the period are allocated on a pro-rata basis to the common stockholders and to the holders of Convertible Notes based on the weighted average number of common shares outstanding and number of shares that could be converted. The Company does not use the two-class method in periods when it generates a loss as the holders of the Convertible Notes do not participate in losses.

For diluted earnings per share, the Company uses the more dilutive of the if-converted method or two-class method for Convertible Notes and treasury stock method for options, assuming the issuance of common shares, if dilutive, resulting from the exercise of options and warrants.

The calculations of diluted income per share attributable to the parent company were:

	Three Months Ended September 30,
	2011	2010
Numerator:
Net income attributable to the parent company	$10,108,847	$15,935,386
Allocation to Convertible Notes holders	(1,071,091)	(2,153,261)
Net income attributable to the parent company’s common shareholders – Basic	9,037,756	13,782,125
Dilutive effect of:
Add: Allocation to convertible Notes holders	1,071,091	2,153,261
Add: Interest expenses of convertible Notes payable	905,545	843,333
Less: Gain on change in fair value of derivative	(7,788,137)	(8,687,977)
Net income attributable to the parent company’s common shareholders – Diluted	$3,226,255	$8,090,742

Denominator:
Weighted average shares outstanding	28,083,534	27,112,689
Dilutive effects of stock options	92,197	214,000
Dilutive effect of convertible notes	3,328,264	4,235,972
Denominator for dilutive income per share – Diluted	31,503,995	31,562,661

Net income per common share attributable to parent company – Basic	$0.32	$0.51
Net income per common share attributable to parent company – Diluted	$0.10	$0.26

The following table summarizes potential common shares outstanding excluded from the calculation of diluted income per share for three months ended September 30, 2011 and 2010 because such an inclusion would have an anti-dilutive effect.

	Three Months Ended September 30,
	2011	2010
Shares issuable under stock options	52,500	-

	Nine Months Ended September 30,
	2011	2010
Numerator:
Net income attributable to the parent company	$34,094,787	$39,436,540
Allocation to convertible notes holders	(3,831,484)	(5,334,715)
Net income attributable to the parent company’s common shareholders – Basic	30,263,303	34,101,825
Dilutive effect of:
Add: Allocation to convertible notes holders	3,831,484	5,334,715
Add: Interest expenses of convertible notes payable	2,691,238	2,205,397
Less: Gain on change in fair value of derivative	(19,373,520)	(14,122,730)
Less: Gain on convertible notes conversion	(1,564,418)	-
Net income attributable to the parent company’s common shareholders – Diluted	$15,848,087	$27,519,207

Denominator:
Weighted average shares outstanding	27,881,821	27,078,180
Dilutive effects of stock options	119,455	245,967
Dilutive effect of convertible notes	3,529,977	4,235,972
Denominator for dilutive income per share – Diluted	31,531,253	31,560,119

Net income per common share attributable to parent company – Basic	$1.09	$1.26
Net income per common share attributable to parent company – Diluted	$0.50	$0.87

The following table summarizes potential common shares outstanding excluded from the calculation of diluted income per share for the nine months ended September 30, 2011 and 2010 because such an inclusion would have an anti-dilutive effect.

	Nine Months Ended September 30,
	2011	2010

Shares issuable under stock options	37,500	-

27.	Significant concentrations

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

During the nine months ended September 30, 2011, the Company’s ten largest customers accounted for 73.1% of its consolidated net sales, with each of two customers individually accounting for more than 10% of consolidated net sales, i.e., 12.0%, and 10.0% individually, or an aggregate of 22.0%. At September 30, 2011, approximately 16.5% of accounts receivable were from trade transactions with the aforementioned two customers.

During the nine months ended September 30, 2010, the Company’s ten largest customers accounted for 76.3% of its consolidated net sales, with each of two customers individually accounting for more than 10% of consolidated net sales, i.e., 15.3%, and 11.7% individually, or an aggregate of 27.0%. At September 30, 2010, approximately 16.2% of accounts receivable were from trade transactions with the aforementioned two customers.

28.	Related party transactions and balances

Related party transactions with companies with common directors are as follows:

Related sales

	Three Months Ended September 30,
	2011	2010
Merchandise sold to related parties	$7,817,723	$1,717,483

	Nine Months Ended September 30,
	2011	2010
Merchandise sold to related parties	$30,474,574	$6,319,594

Related purchases

	Three Months Ended September 30,
	2011	2010
Materials purchased from related parties	$2,842,267	$4,885,768
Technology purchased from related parties	262,967	119,383
Equipment purchased from related parties	807,259	406,894
Total	$3,912,493	$5,412,045

	Nine Months Ended September 30,
	2011	2010
Materials purchased from related parties	12,972,362	$14,481,952
Technology purchased from related parties	324,776	295,861
Equipment purchased from related parties	3,078,861	1,741,842
Total	$16,375,999	$16,519,655

Related receivables

	September 30, 2011	December 31, 2010
Accounts receivable	$9,716,604	$5,466,842
Other receivables	432,287	350,464
Total	$10,148,891	$5,817,306

Related advances

	September 30, 2011	December 31, 2010
Advanced equipment payment to related parties	$5,507,634	$7,534,440
Advanced components and parts processing charges and others	1,061,303	1,334,069
Total	$6,568,937	$8,868,509

Related payables

	September 30, 2011	December 31, 2010
Accounts payable	$1,584,274	$1,867,926

These transactions were consummated under similar terms as those with the Company's customers and suppliers.

Related parties pledged certain land use rights and buildings as security for the Company’s credit facilities provided by banks.

As of November 8, 2011, the date the Company issued these financial statements, Hanlin Chen, Chairman, owns 63.6% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

29.	Commitments and contingencies

Legal Proceedings – On October 25, 2011, a purported securities class action was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. The complaint alleges that the Company and certain of its present and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and seeks unspecified damages. The Company has not yet responded to the complaint, but believes the allegations in the complaint are without merit. The Company intends to defend itself vigorously against the claims.

Other than the above, the Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

In addition to the convertible notes, bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of September 30, 2011:

	Payment Obligations by Period
	2011	1	2012	2013	2014	Thereafter	Total
Obligations for service agreements	$-		$204,567	$-	$-	$-	$204,567
Interest on Convertible Notes, redemption at maturity and short-term bank loan	178,098		1,353,204	4,442,107	-	-	5,973,409
Obligations for purchasing agreements	11,338,115		1,964,622	-	-	-	13,302,737
Total	$11,515,213		$3,522,393	$4,442,107	$-	$-	$19,480,713

1.      Remaining 3 months in 2011.

30.	Off-balance sheet arrangements

At September 30, 2011 and 2010, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

During the nine months ended September 30, 2011 and 2010, the Company had nine product sectors, five of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang and Wuhu), and power pumps (Zhejiang). The other four sectors which were established in 2005, 2006 and 2007, respectively, engaged in the production and sale of sensor modules (USAI), electronic power steering (Jielong), power steering (Hengsheng), and provision of after sales and R&D services (HLUSA). Since the revenues, net income and net assets of these four sectors are less than 10% of its segment in the consolidated financial statements, the Company incorporated these four sectors into “other sector.”

The Company’s product sector information is as follows:

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other 1	Total
For the Three Months Ended September 30, 2011 (unaudited):
Revenue
Net product sales – external	$33,554,847	$14,378,275	$7,693,079	$4,084,863	$8,555,802	$6,735,851	$-	$75,002,717
Net product sales – internal	5,741,672	991,308	87,488	1,236,784	-	7,548,445	(15,605,697)	-
Total revenue	$39,296,519	$15,369,583	$7,780,567	$5,321,647	$8,555,802	$14,284,296	$(15,605,697)	$75,002,717
Net income (loss)	$4,879,030	$426,125	$541,445	$431,852	$(101,577)	$(567,998)	$5,882,623	$11,491,500
Net income (loss) attributable to noncontrolling interests	981,315	81,558	162,810	212,295	(23,094)	(65,062)	32,831	1,382,653
Net income (loss) attributable to Parent company	$3,897,715	$344,567	$378,635	$219,557	$(78,483)	$(502,936)	$5,849,792	$10,108,847

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other 1	Total

For the Three Months Ended September 30, 2010 (unaudited):
Revenue
Net product sales – external	$32,438,683	$19,627,536	$8,243,405	$5,209,763	$8,709,931	$1,873,526	$-	$76,102,844
Net product sales – internal	3,867,397	644,897	874,497	298,653	-	10,535,962	(16,221,406)	-
Total revenue	$36,306,080	$20,272,433	$9,117,902	$5,508,416	$8,709,931	$12,409,488	$(16,221,406)	$76,102,844
Net income	$5,551,699	$1,322,547	$1,383,920	$1,044,941	679,989	424,793	7,877,777	18,285,666
Net income attributable to noncontrolling interests	1,110,602	251,337	415,226	512,082	154,167	123,291	(216,425)	2,350,280
Net income attributable to Parent company	$4,441,097	$1,071,210	$968,694	$532,859	$525,822	$301,502	$8,094,202	$15,935,386

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other 1	Total
For the Nine Months Ended September 30, 2011 (unaudited):
Revenue
Net product sales – external	$121,194,561	$49,448,053	$20,638,036	$13,020,246	$25,689,081	$18,532,796	$-	$248,522,773
Net product sales – internal	19,811,708	2,967,932	1,859,961	1,607,384	-	26,373,038	(52,620,023)	-
Total revenue	$141,006,269	$52,415,985	$22,497,997	$14,627,630	$25,689,081	$44,905,834	$(52,620,023)	$248,522,773
Net income (loss)	$19,048,473	$2,105,937	$1,064,894	$1,533,516	$(222,844)	$(1,258,913)	$17,064,867	$39,335,930
Net income (loss) attributable to noncontrolling interests	3,814,105	400,597	319,792	751,977	(50,575)	(178,171)	183,418	5,241,143
Net income (loss) attributable to Parent company	$15,234,368	$1,705,340	$745,102	$781,539	$(172,269)	$(1,080,742)	$16,881,449	$34,094,787

	Henglong	Jiulong	Shenyang	Zhejiang	Wuhu	Other sector	Other 1	Total

For the Nine Months Ended September 30, 2010 (unaudited):
Revenue
Net product sales – external	$112,860,428	$64,452,631	$23,733,187	$16,368,355	$22,628,769	$5,373,301	$-	$245,416,671
Net product sales – internal	25,834,595	1,951,660	4,643,477	1,870,369	-	23,418,794	(57,718,895)	-
Total revenue	$138,695,023	$66,404,291	$28,376,664	$18,238,724	$22,628,769	$28,792,095	$(57,718,895)	$245,416,671
Net income	$21,766,839	$4,628,930	$3,169,070	$3,261,626	1,014,753	1,803,417	12,019,890	47,664,525
Net income attributable to noncontrolling interests	4,353,628	879,552	950,771	1,598,258	230,058	146,951	68,767	8,227,985
Net income attributable to Parent company	$17,413,211	$3,749,378	$2,218,299	$1,663,368	$784,695	$1,656,466	$11,951,123	$39,436,540

1.      Other includes activity not allocated to the product sectors and elimination of inter-sector transactions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company owns the following aggregate net interests in seven Sino-foreign joint ventures, a wholly-owned subsidiary and two joint ventures organized in the PRC as of September 30, 2011 and 2010.

	Percentage Interest
Name of Entity	September 30, 2011	September 30, 2010
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” 1	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” 2	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” 3	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang” 4	51.00%	51.00%
Universal Sensor Application Inc., “USAI” 5	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” 6	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu” 7	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng” 8	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” 9	80.00%	80.00%
Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong” 10	50.00%	50.00%

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gear for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gear for cars and light-duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	Zhejiang was established in 2002 to focus on power steering pumps.

5.	USAI was established in 2005 and mainly engages in production and sales of sensor modules.

6.	Jielong was established in 2006 and mainly engages in production and sales of electric power steering.

7.	Wuhu was established in 2006 and mainly engages in production and sales of automobile steering systems.

8.	Hengsheng was established in 2007 and mainly engages in production and sales of automobile steering systems.

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

On October 12, 2011, the board of directors of the Company approved a reorganization of the group companies operating as subsidiaries in China. The reorganization is intended to improve the Company’s marketing of its products in China by presenting a more unified structure under one PRC-based holding company and to improve the administration and control of the various China-based subsidiaries. Following the reorganization, all of the China-based operating companies will be subsidiaries of the China-based holding company, Henglong Group Automotive Systems, Inc., which itself will be as subsidiary of Great Genesis Holdings Limited. The reorganization will not have a material impact on the Company’s consolidated financial position or results of operations, and should not impact the tax treatment of the Company or its subsidiaries in any material respect. The reorganization is currently underway, and is expected to be completed by the second quarter of 2012.

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
Estimating the provision for doubtful accounts and notes receivables requires the Company to analyze and monitor each customer’s credit standing and financial condition regularly. The Company grants credit to its customers, generally on an open account basis. It may have a material adverse effect on the Company’s operating expense disclosure if such assessments were improper.

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

In December 2010, FASB issued revised guidance on the “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The revised guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The revised guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The revised guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the new guidance as of January 1, 2011 and the adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows.

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

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard requires an entity to present the total of comprehensive income, net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and does not anticipate that this adoption will have any impact on the Company's financial position or results of operations.

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

Financial results for the three months and the nine months ended September 30, 2011 are summarized as follows.

•	Sales of $75,002,717 and $248,522,773 for the three months and the nine months ended September 30, 2011, compared to $76,102,844 and $245,416,671 for the same periods of 2010.

•
Gross profit of $13,786,743, or 18.4% of sales, for the three-month period ended September 30, 2011, down from $18,173,560, or 23.9% of sales, for the same period of 2010. For the nine-month periods ended September 30, 2011 and 2010, a gross profit of $48,572,321, or 19.5% of sales, down from $60,518,837, or 24.7% of sales.

•
Selling expenses of $2,170,775 for the three-month period ended September 30, 2011, $75,454 higher than the same period of 2010. For the nine-month period ended September 30, 2011, selling expense of $7,123,063, $256,814 higher than the same period of 2010.

•
General and administrative expenses of $3,413,930 for the three-month period ended September 30, 2011, $907,426 higher than the same period of 2010. For the nine-month period ended September 30, 2011, general and administrative expenses were $10,868,767, $2,300,913 higher than the same period in 2010.

•
Net income attributable to parent company of $10,108,847 for the three-month period ended September 30, 2011, decreased by $5,826,539 from the same period of 2010. For the nine-month period ended September 30, 2011, net income attributable to parent company of $34,094,787, decreased by $5,341,753 as compared to the same period in 2010.

•
Earnings per share to common shareholders of $0.32 on a basic, and $0.10 on a diluted, basis for the three months ended September 30, 2011, compared to earnings per share of $0.51 on a basic, and $0.26 on a diluted, basis for the same period in 2010. For the nine months ended September 30, 2011, earnings per share to common shareholders of $1.09 on a basic, and $0.50 on a diluted basis, compared to earnings per share of $1.26 on a basic, and $0.87 on a diluted, basis for the same period in 2010.

•	Cash of $76,067,212 as of September 30, 2011, $26,642,233 more than as of December 31, 2010.

•	Cash provided by operating activities of $31,728,545 for the nine months ended September 30, 2011, compared to cash provided by operating activities of $29,604,550 for the same periods in 2010.

•	Capital expenditures of $10,926,592 for the nine months ended September 30, 2011, lower than the same period in 2010 by $13,139,596.

Results of Operations—Three Months Ended September 30, 2011 And 2010

	Net Sales				Cost of sales
	2011	2010	Change		2011	2010	Change
Henglong	$39,296,519	$36,306,680	$2,989,839	8.2%	$30,885,142	$27,981,448	$2,903,694	10.4%
Jiulong	15,369,583	20,272,433	(4,902,850)	-24.2	13,455,206	17,339,396	(3,884,190)	-22.4
Shenyang	7,780,567	9,117,902	(1,337,335)	-14.7	6,670,103	7,091,850	(421,747)	-5.9
Zhejiang	5,321,647	5,508,416	(186,769)	-3.4	4,127,589	3,823,739	303,850	7.9
Wuhu	8,555,802	8,709,931	(154,129)	-1.8	8,385,248	7,706,526	678,722	8.8
Other Sectors	14,284,296	12,408,888	1,875,408	15.1	13,421,396	10,784,539	2,636,857	24.5
Elimination 1	(15,605,697)	(16,221,406)	615,709	-3.8	(15,728,710)	(16,798,214)	1,069,504	-6.4
Total	$75,002,717	$76,102,844	$(1,100,127)	-1.4%	$61,215,974	$57,929,284	$3,286,690	5.7%

1	Elimination of inter-sector transactions.

Net Sales

Net sales were $75,002,717 for the three months ended September 30, 2011, compared with $76,102,844 for the three months ended September 30, 2010, a decrease of $1,100,127, or 1.4%, mainly due to a slow down in China's auto industry. Affected by the expiration of incentive policies and monetary tightening, the growth of China’s auto output and sales started to slow down after two years of rapid growth, which negatively impacted the demand, hence, the decrease in Company’s net sales, as more than 90% of the Company’s business is derived from China. For the three months ended September 30, 2011, the decreased sales volume led to a net sales decrease of $6,510,731 and increase in the average selling price because of the sales of newly developed steering gear models, which have a higher price point, and the stable increase of exported products, which led to a net sales increase of $417,554, and the appreciation of the RMB against the U.S. dollar led to a net sales increase of $4,993,050 compared with the same period of 2010.

─
Net sales for Henglong was $39,296,519 for the three months ended September 30, 2011, compared with $36,306,680 for the three months ended September 30, 2010, representing an increase of $2,989,839, or 8.2%, including decreased sales volume with a sales decrease of $109,258, increased sales price with a sales increase of $982,567 and the effect of foreign currency translation with a sales increase of $2,116,530.

─
Net sales for Jiulong was $15,369,583 for the three months ended September 30, 2011, compared with $20,272,433 for the three months ended September 30, 2010, representing a decrease of $4,902,850, or 24.2%. Excluding the net sales of $1,765,018 to Chrysler during the three months ended September 30, 2010 which is now included in Other Sector, net sales decrease was $3,137,832, or 17.0%, including decreased sales volume with a sales decrease of $4,066,341, increased sales price with a sales increase of $227,743 and the effect of foreign currency translation with a sales increase of $700,766.

─
Net sales for Shenyang was $7,780,567 for the three months ended September 30, 2011, compared with $9,117,902 for the three months ended September 30, 2010, representing a decrease of $1,337,335, or 14.7%, including decreased sales volume with a sales decrease of $2,236,009, increased sales price with a sales increase of $417,841 and the effect of foreign currency translation with a sales increase of $480,833.

─
Net sales for Zhejiang was $5,321,647 for the three months ended September 30, 2011, compared with $5,508,416 for the three months ended September 30, 2010, representing a decrease of $186,769, or 3.4%, including decreased sales volume with a sales decrease of $245,677, decreased sales price with a sales decrease of $240,164 and the effect of foreign currency translation with a sales increase of $299,072.

─
Net sales for Wuhu was $8,555,802 for the three months ended September 30, 2011, compared with $8,709,931 for the three months ended September 30, 2010, representing a decrease of $154,129, or 1.8%, including decreased sales volume with a sales decrease of $783,591, increased sales price with a sales increase of $205,333 and the effect of foreign currency translation with a sales increase of $424,129.

─
Net sales for Other Sectors was $14,284,296 for the three months ended September 30, 2011, compared with $12,408,888 for the three months ended September 30, 2010, representing an increase of $1,875,408, or 15.1%. Including net sales of $1,765,018 related to sales to Chrysler recorded by Jiulong during the three months ended September 30, 2010, net sales for Other Sector increased $110,390, or 0.8%, including increased sales volume with a sales increase of $153,143 because of the export auto output increase, decreased sales price with a sales decrease of $76,748 and the effect of foreign currency translation with a sales increase of $33,995.

Cost of Sales

For the three months ended September 30, 2011, the cost of sales was $61,215,974, compared with $57,929,284 for the same period of 2010, an increase of $3,286,690, or 5.7%, mainly due to the effect of foreign currency translation For the three months ended September 30, 2011, the RMB appreciated approximately 7% against the U.S. dollar, which led to a cost of sales increase of $4,058,605, while the decreased sales volume led to a cost of sales decrease of $5,656,142 and the increase of average unit cost with a cost of sales increase of $4,884,227, compared with the same period of 2010.

─
Cost of sales for Henglong was $30,885,142 for the three months ended September 30, 2011, compared with $27,981,448 for the three months ended September 30, 2010, representing an increase of $2,903,694, or 10.4%, including decreased sale volumes with a cost of sales decrease of $207,622, increased unit cost with a cost of sales increase of $1,483,057 and the effect of foreign currency translation with a cost increase of $1,628,259.

─
Cost of sales for Jiulong was $13,455,206 for the three months ended September 30, 2011, compared with $17,339,396 for the three months ended September 30, 2010, representing a decrease of $3,884,190, or 22.4%. Excluding cost of sales of $1,436,327 related to sales to Chrysler during the three months ended September 30, 2010, cost of sales decrease was $2,447,863, or 15.4%, including decreased sales volumes with a cost of sales decrease of $3,523,085, increased unit cost with a cost of sales increase of $479,870 and the effect of foreign currency translation with a cost increase of $595,352.

─
Cost of sales for Shenyang was $6,670,103 for the three months ended September 30, 2011, compared with $7,091,850 for the three months ended September 30, 2010, representing a decrease of $421,747, or 5.9%, including decreased sales volumes with a cost of sales decrease of $1,749,189, increased unit cost with a cost of sales increase of $936,955 and the effect of foreign currency translation with a cost increase of $390,487.

─
Cost of sales for Zhejiang was $4,127,589 for the three months ended September 30, 2011, compared with $3,823,739 for the three months ended September 30, 2010, representing an increase of $303,850, or 7.9%, including decreased sales volumes with a cost of sales decrease of $154,500, increased unit cost with a cost of sales increase of $246,343 and the effect of foreign currency translation with a cost increase of $212,007.

─
Cost of sales for Wuhu was $8,385,248 for the three months ended September 30, 2011, compared with $7,706,526 for the three months ended September 30, 2010, representing an increase of $678,722, or 8.8%, including decreased sales volumes with a cost of sales decrease of $812,058, increased unit cost with a cost of sales increase of $1,106,163 and the effect of foreign currency translation with an increase of $384,617.

─
Cost of sales for Other Sectors was $13,421,396 for the three months ended September 30, 2011, compared with $10,784,539 for the three months ended September 30, 2010, representing an increase of $2,636,857, or 24.5%. Including cost of sales of $1,436,327 to Chrysler sales during the three months ended September 30, 2010, cost of sales increase was $1,200,530, or 9.8%, including increased sale volume with a cost of sales increase of $814,074, increased unit cost with a cost of sales increase of $159,472 and the effect of foreign currency translation with an increase of $226,984.

Gross margin was 18.4% for the three months ended September 30, 2011, a decrease of 5.5 percentage points from 23.9% for the same period of 2010, primarily due to an increase in average unit cost as a result of increased raw materials prices in China.

Gain on Other Sales

Gain on other sales consists of net amount retained from sales of materials and other assets. For the three months ended September 30, 2011, gain on other sales was $465,950, compared with loss on other sales of $152,481 for the same period of 2010, an increase of $618,431, mainly due to increased sales of materials.

Selling Expenses

Selling expenses were $2,170,775 for the three months ended September 30, 2011, compared with $2,095,321 for the same period of 2010, an increase of $75,454, or 3.6%, mainly due to the increase in travelling expense and warehouse rent charges.

General and Administrative Expenses

General and administrative expenses were $3,413,930 for the three months ended September 30, 2011, compared with $2,506,504 for the same period of 2010, an increase of $907,426, or 36.2%, mainly due to increases in salaries and wages expenses and labor insurance expenses, which were caused by inflation in the labor cost, and a decrease in recovery of doubtful accounts.

Research and Development Expenses

Research and development expenses were $2,708,777 for the three months ended September 30, 2011, compared with $1,247,881 for the three months ended September 30, 2010, an increase of $1,460,896, or 117.1%.

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

Income from Operations

Income from operations was $5,959,211 for the three months ended September 30, 2011, compared with $12,171,373 for the three months ended September 30, 2010, a decrease of $6,212,162, or 51.0%, including a decrease of $4,386,817, or 24.1%, in gross profit, an increase of $618,431 in gain on other sales, and an increase of $2,443,776, or 41.8%, in operating expenses.

Financial Expenses, net

Financial expenses were $1,279,008 for the three months ended September 30, 2011, compared to financial expenses of $707,527 for the same period of 2010, an increase of $571,481, or 80.8%, mainly due to the increase in loss on foreign currency exchange, as the Company’s subsidiaries based in the PRC and Genesis maintain their books and records in Renminbi, their functional currency, and Hengsheng, a subsidiary of the Company based in the PRC, settles its external sales in U.S. dollars. For the three months ended September 30, 2011, the RMB appreciated approximately 7% against the U.S. dollar, compared with the same period in 2010.

Gain on Change in Fair Value of Derivative

Gain on change in fair value of derivative was $7,788,137 for the three months ended September 30, 2011, compared with a gain of $8,687,977 for the same period of 2010, a decrease of $899,840.

During the three months ended September 30, 2011, the Company’s common stock market price dropped to $4.72 from $8.63 at the closing of prior quarter. Thus, the intrinsic value of the embedded conversion feature in financial instruments decreased, the fair value of compound derivative liabilities decreased and the gain on change in fair value of derivatives increased. (see note 14)

During the three months ended September 30, 2010, the Company’s common stock market price dropped to $15.28 from $17.60 at the beginning of the period. Thus, the intrinsic value of the embedded conversion feature in financial instruments decreased, the fair value of compound derivative liabilities decreased and the gain on change in fair value of derivatives increased. (see note 14)

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $12,517,231 for the three months ended September 30, 2011, compared with $20,151,823 for the three months ended September 30, 2010, a decrease of $7,634,592, or 37.9%, mainly due to a decrease in income from operations of $6,212,162 and a decrease in gain on change in fair value of derivative of $899,840.

Income Taxes

Income tax expense was $1,068,548 for the three months ended September 30, 2011, compared with $1,866,157 of income tax expense for the three months ended September 30, 2010, a decrease of $797,609 due to the decrease of income before income tax and the decrease in the effective tax rate. For the three months ended September 30, 2011, among these income before income tax, the proportion of permanent difference, namely non-taxable gain on fair value adjustment, was higher than in the same period of 2010, so the effective tax rate for the three months ended September 30, 2011 was lower than that in the three months ended September 30, 2010.

Net Income

Net income was $11,491,500 for the three months ended September 30, 2011, compared with a net income of $18,285,666 for the three months ended September 30, 2010, a decrease of $6,794,166, mainly including a decrease in income before income tax expenses and equity in earnings of affiliated companies of $7,634,592 and a decrease in income taxes expenses of $797,609.

Net Income Attributable to Noncontrolling Interest

Noncontrolling interest in the earnings of the Sino-foreign joint ventures amounted to $1,382,653 for the three months ended September 30, 2011, compared with $2,350,280 for the three months ended September 30, 2010, a decrease of $967,627, or 41.2%, primarily due to the decrease in Sino-foreign joint ventures’ net income.

The Company owns different equity interests in seven Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these seven Sino-foreign joint ventures were consolidated in the Company’s financial statements as of September 30, 2011 and 2010. The Company records the noncontrolling interest's share in the earnings of the respective Sino-foreign joint ventures for each period.

Net Income Attributable to Parent Company

Net income attributable to parent company was $10,108,847 for the three months ended September 30, 2011, compared with a net income of $15,935,386 for the three months ended September 30, 2010, a decrease of $5,826,539, including a decrease of $6,794,166 in net income and a decrease of $967,627 in net income attributable to noncontrolling interest.

Results of Operations—Nine Months Ended September 30, 2011 and 2010

	Net Sales				Cost of sales
	2011	2010	Change		2011	2010	Change
Henglong	$141,006,269	$138,695,023	$2,311,246	1.7%	$110,980,677	$105,072,685	$5,907,992	5.6%
Jiulong	52,415,985	66,404,291	(13,988,306)	-21.1	45,434,798	57,012,846	(11,578,048)	-20.3
Shenyang	22,497,997	28,376,664	(5,878,667)	-20.7	19,600,009	23,829,846	(4,229,837)	-17.8
Zhejiang	14,627,630	18,238,724	(3,611,094)	-19.8	11,126,154	13,033,040	(1,906,886)	-14.6
Wuhu	25,689,081	22,628,769	3,060,312	13.5	24,814,112	20,876,023	3,938,089	18.9
Other Sectors	44,905,834	28,792,095	16,113,739	56.0	41,430,508	24,150,705	17,279,803	71.5
Elimination 1	(52,620,023)	(57,718,895)	5,098,872	-8.8	(53,435,806)	(59,077,311)	5,641,505	-9.5
Total	$248,522,773	$245,416,671	$3,106,102	1.3%	$199,950,452	$184,897,834	$15,052,618	8.1%

1.	Elimination of inter-sector transactions.

Net Sales

Net sales were $248,522,773 for the nine months ended September 30, 2011, compared with $245,416,671 for the nine months ended September 30, 2010, an increase of $3,106,102, or 1.3%, mainly due to the appreciation of the RMB against the U.S. dollar. For the nine months ended September 30, 2011, the decreased sales volume led to a net sales decrease of $76,654 and a decline in the average selling price with a net sales decrease of $11,267,535 and the appreciation of the RMB against the U.S. dollar led to a net sales increase of $14,450,291 compared with the same period of 2010.

─
Net sales for Henglong was $141,006,269 for the nine months ended September 30, 2011, compared with $138,695,023 for the nine months ended September 30, 2010, representing an increase of $2,311,246, or 1.7%. The net sales increase was mainly due to increased sales volumes with a sales increase of $5,387,284, decreased sales price with a sales decrease of $9,806,634 and the effect of foreign currency translation with a sales increase of $6,730,596.

─
Net sales for Jiulong was $52,415,985 for the nine months ended September 30, 2011, compared with $66,404,291 for the nine months ended September 30, 2010, representing a decrease of $13,988,306, or 21.1%. Excluding the net sales of $9,497,104 to Chrysler during the nine months ended September 30, 2010, net sales decrease was $4,491,202, or 7.9%. The net sales decrease was mainly due to decreased sales volumes with a sales decrease of $5,796,320, increased sales prices resulting from newly developed steering gear models with prices higher than previous models with a sales increase of $293,739 and the effect of foreign currency translation with a sales increase of $1,011,379.

─
Net sales for Shenyang was $22,497,997 for the nine months ended September 30, 2011, compared with $28,376,664 for the nine months ended September 30, 2010, representing a decrease of $5,878,667, or 20.7%. The net sales decrease was mainly due to decreased sales volumes with a sales decrease of $7,892,921, increased sales price with a sales increase of $666,765 and the effect of foreign currency translation with a sales increase of $1,347,489.

─
Net sales for Zhejiang was $14,627,630 for the nine months ended September 30, 2011, compared with $18,238,724 for the nine months ended September 30, 2010, representing a decrease of $3,611,094, or 19.8%. The net sales decrease was mainly due to decreased sales volumes with a sales decrease of $3,665,876, decreased sales price with a sales decrease of $817,231 and the effect of foreign currency translation with a sales increase of $872,013.

─
Net sales for Wuhu was $25,689,081 for the nine months ended September 30, 2011, compared with $22,628,769 for the nine months ended September 30, 2010, representing an increase of $3,060,312, or 13.5%. The net sales increase was mainly due to increased sales volumes with a sales increase of $3,642,147, decreased sales price with a sales decrease of $1,638,899 and the effect of foreign currency translation with a sales increase of $1,057,064.

─
Net sales for Other Sector was $44,905,834 for the nine months ended September 30, 2011, compared with $28,792,095 for the nine months ended September 30, 2010, representing an increase of $16,113,739 or 56.0%. Including net sales of $9,497,104 related to sales to Chrysler recorded by Jiulong during the nine months ended September 30, 2010, net sales increase was $6,616,635, or 17.3%, including increased sales volumes with a sales increase of $6,326,461, decreased sales price with a sales decrease of $240,794 and the effect of foreign currency translation with a sales increase of 530,968.

Cost of Sales

For the nine months ended September 30, 2011, the cost of sales was $199,950,452, compared with $184,897,834, for the same period of 2010, an increase of $15,052,618, or 8.1%, mainly due to the appreciation of the RMB against the U.S. dollar.

─
Cost of sales for Henglong was $110,980,677 for the nine months ended September 30, 2011, compared with $105,072,685 for the nine months ended September 30, 2010, representing an increase of $5,907,992, or 5.6%. The cost of sales increase was mainly due to increased sale volumes with a cost of sales increase of $4,579,779, decreased unit cost with a cost of sales decrease of $3,782,880 and the effect of foreign currency translation with a cost increase of $5,111,093.

─
Cost of sales for Jiulong was $45,434,798 for the nine months ended September 30, 2011, compared with $57,012,846 for the nine months ended September 30, 2010, representing a decrease of $11,578,048, or 20.3%. Excluding cost of sales of $7,430,534 related to sales to Chrysler during the nine months ended September 30, 2010, cost of sales decrease was $4,147,514, or 8.4%, including decreased sales volumes with a cost of sales decrease of $5,741,146, increased unit cost with a cost of sales increase of $619,865 and the effect of foreign currency translation with a cost increase of $973,767.

─
Cost of sales for Shenyang was $19,600,009 for the nine months ended September 30, 2011, compared with $23,829,846 for the nine months ended September 30, 2010, representing a decrease of $4,229,837, or 17.8%. The cost of sales decrease was mainly due to decreased sales volumes with a cost of sales decrease of $6,727,437, increased unit cost with a cost of sales increase of $1,351,334 and the effect of foreign currency translation with a cost increase of $1,146,266.

─
Cost of sales for Zhejiang was $11,126,154 for the nine months ended September 30, 2011, compared with $13,033,040 for the nine months ended September 30, 2010, representing a decrease of $1,906,886, or 14.6%. The cost of sales decrease was mainly due to decreased sales volumes with a cost of sales decrease of $2,639,063, increased unit cost with a cost of sales increase of $103,608 and the effect of foreign currency translation with a cost increase of $628,569.

─
Cost of sales for Wuhu was $24,814,112 for the nine months ended September 30, 2011, compared with $20,876,023 for the nine months ended September 30, 2010, representing an increase of $3,938,089, or 18.9%. The cost of sales increase was mainly due to increased sales volumes with a cost of sales increase of $3,374,836, decreased unit cost with a cost of sales decrease of $423,537 and the effect of foreign currency translation with a cost increase of $986,790.

─
Cost of sales for Other Sectors was $41,430,508 for the nine months ended September 30, 2011, compared with $24,150,705 for the nine months ended September 30, 2010, representing an increase of $17,279,803, or 71.5%. Including cost of sales of $7,430,534 related to sales to Chrysler during the nine months ended September 30, 2010, cost of sales for other sectors increased $9,849,269, or 31.2%, including increased sales volumes with a cost of sales increase of $7,745,046, increased unit cost with a cost of sales increase of $1,486,171 and the effect of foreign currency translation with a cost increase of $618,052.

Gross margin was 19.5% for the nine months ended September 30, 2011, a 5.2 percentage point decrease from 24.7% for the same period of 2010, primarily due to the decline of average selling price and decreased sales volumes in some operations resulting from a contraction in certain areas of the auto market in China.

Gain on Other Sales

Gain on other sales consists of net amount retained from sales of materials and other assets. For the nine months ended September 30, 2011, gain on other sales was $1,359,871, compared with $981,128 for the same period of 2010, an increase of $378,743, or 38.6%, mainly due to increased sales of materials.

Selling Expenses

Selling expenses were $7,123,063 for the nine months ended September 30, 2011, compared with $6,866,249 for the same period of 2010, an increase of $256,814, or 3.7%. Major increases were warehouse rent charges and transportation expenses.

The increase in rent expense was due to increased inventory level and rent price.

The increase in transportation expense was due to a rise in the price of oil, which led to increases in domestic transportation prices.

General and Administrative Expenses

General and administrative expenses were $10,868,767 for the nine months ended September 30, 2011, compared with $8,567,854 for the same period of 2010, an increase of $2,300,913, or 26.9%. The increase was primarily due to increases in salaries and wages expenses, labor insurance expenses and listing expenses and a decrease in the recovery of doubtful accounts.

The increases in salaries and wages and labor insurance expenses were mainly due to the inflation of labor expenses.

The increase in listing expense was mainly due to increased cost related to being a publicly-listed entity and the Company’s need to evaluate its internal control over financial reporting.

Research and Development Expenses

Research and development expenses were $6,609,136 for the nine months ended September 30, 2011, compared with $4,291,044 for the nine months ended September 30, 2010, an increase of $2,318,092, or 54.0%.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce new and innovative products on a cost-competitive basis. From 2010, foreign OEMs significantly increased their demand for Electronic Steering Gear, “EPS,” but the related technology in China is still in the research and development and testing stage. In order to bring to market “EPS” quickly, the Company continues to invest heavily in the R&D of “EPS” in 2011, including increasing the Company’s senior technicians and advanced manufacture equipment on “EPS,” establishing the “EPS” trail-production department, introducing technology expectations and purchasing advanced technology and test equipment.  The Company expects such R&D cost to continue to increase going forward as it seeks to offer new and innovative products to the market.

Income from Operations

Income from operations was $25,331,226 for the nine months ended September 30, 2011, compared with $41,774,818 for the nine months ended September 30, 2010, a decrease of $16,443,592, or 39.4%, as a result of a decrease of $11,946,516 or 19.7% in gross profit, an increase of $378,743 or 38.6% in gain on other sales, and an increase of $4,875,819, or 24.7%, in operating expenses.

Financial Expenses

Financial expenses were $2,902,150 for the nine months ended September 30, 2011, compared with $2,056,431 for the nine months ended September 30, 2010, an increase of $845,719, primarily as a result of the fact that (a) beginning on February 15, 2011, the Company accrued interest at the rate of 13% according to the terms of the Convertible Notes, and during the nine months ended September 30, 2010, the Company accrued interest at the rate of 11%; (b) the financial expense for the nine months ended September 30, 2010 was lower as the interest and make-whole amount have been accrued for to its redemption value upon the WAP default; and (c) the decrease in loss on foreign currency exchange, as the Company’s subsidiaries based in the PRC and Genesis maintain their books and records in Renminbi, their functional currency, and Hengsheng, a subsidiary of the Company based in the PRC, settles its external sales in U.S. dollars. For the nine months ended September 30, 2011, the RMB appreciated approximately 6% against the U.S. dollar, compared with the same period in 2010.

Gain on Change in Fair Value of Derivative

Gain on change in fair value of derivative was $19,373,520 for the nine months ended September 30, 2011, compared with a gain of $14,122,730 for the same period of 2010, an increase of $5,250,790.

During the nine months ended September 30, 2011, the Company’s common stock market price dropped to $4.72 from $13.62 at the beginning of the period. Thus, the intrinsic value of the embedded conversion feature in financial instruments decreased, the fair value of compound derivative liabilities decreased and the gain on change in fair value of derivatives increased. (see note 14)

During the nine months ended September 30, 2010, the Company’s common stock market price dropped to $15.28 from $18.71 at the beginning of the period. Thus, the intrinsic value of the embedded conversion feature in financial instruments decreased, the fair value of compound derivative liabilities decreased and the gain on change in fair value of derivatives increased. (see note 14)

Gain on Convertible Notes Conversion

During the nine months ended September 30, 2011, gain on Convertible Notes conversion was $1,564,418. During the nine months ended September 30, 2010, there was no such gain.

On March 1, 2011, an investor converted $6,428,571 principal amount of the Convertible Notes at a conversion price of $7.0822 per share and the Company issued 907,708 shares of its common stock to the investor. On the conversion date, the market price of the common shares issued was $10,111,869 ($11.14 per share) and the value of the conversion consideration was $11,676,287, including $6,428,571 of principal, $1,506,143 of coupon interest and make-whole amount payable and $3,741,573 of derivative liabilities under such principal. The Company recorded a gain on Convertible Notes conversion of $1,564,418, which is the difference between the market price of the common stock and the conversion consideration.

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $43,521,479 for the nine months ended September 30, 2011, compared with $54,107,496 for the nine months ended September 30, 2010, a decrease of $10,586,017, or 19.6%, including a decrease in income from operations of $16,443,592, an increase in gain on other sales of $378,743, an increase in financial expense of $845,719, an increase in gain on change in fair value of derivative of $5,250,790 and an increase in gain on Convertible Notes conversion of $1,564,418.

Income Taxes

Income tax expense was $4,314,912 for the nine months ended September 30, 2011, compared with $6,442,971 of income tax expense for the nine months ended September 30, 2010, a decrease of $2,128,059, or 33.0%, mainly because of the decrease of income before income tax and the decrease in the effective tax rate. For the nine months ended September 30, 2011, among these income before income tax, the proportion of permanent difference, namely non-taxable gain on fair value adjustment, was higher than that in the same period of 2010, so the effective tax rate for the nine months ended September 30, 2011 was lower than that in the nine months ended September 30, 2010.

Net Income

Net income was $39,335,930 for the nine months ended September 30, 2011, compared with $47,664,525 for the nine months ended September 30, 2010, a decrease of $8,328,595 or 17.5%, including a decrease in income before income tax expenses and equity in earnings of affiliated companies of $10,586,017, or 19.6%, a decrease in income tax expenses of $2,128,059, or 33.0%, and an increase in equity in earnings of affiliated companies of $129,363.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $5,241,143 for the nine months ended September 30, 2011, compared with $8,227,985 for the nine months ended September 30, 2010, a decrease of $2,986,842, or 36.3%, primarily due to the decrease in the share of the Sino-foreign joint ventures’ net income.

The Company owns different equity interests in seven Sino-foreign joint ventures, through which it conducts its operations. All the operating results of these seven Sino-foreign joint ventures were consolidated in the Company’s financial statements as of September 30, 2011 and 2010. The Company records the noncontrolling interest's share in the earnings of the respective Sino-foreign joint ventures for each period.

Net Income Attributable to Parent Company

Net income attributable to parent company was $34,094,787 for the nine months ended September 30, 2011, compared with a net income of $39,436,540 for the nine months ended September 30, 2010, a decrease of $5,341,753, or 13.5%, mainly due to a decrease in operation income.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and notes and internally generated cash. As of September 30, 2011, the Company had cash and cash equivalents of $76,067,212, compared with $49,424,979 as of December 31, 2010, an increase of $26,642,233, or 53.9%.

The Company had working capital of $139,362,314 as of September 30, 2011, compared with $54,191,797 as of December 31, 2010, an increase of $85,170,517, or 157.2%. According to the terms of Convertible Notes, Convertible Notes payable, compound derivative liabilities and accrued make-whole redemption interest expense for Convertible Notes were recorded as current liabilities before February 15, 2011, and thereafter reclassified to and recorded as non-current liabilities (refer to Note 16). As a result, working capital increased after the reclassification.

Capital Source

The Company’s capital source is multifaceted, such as obtaining bank loans and notes payables. In financing activities and operating activities, the Company’s banks require the Company to sign a line of credit agreement and repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, such one year facilities can be extended for another year (see the table in section (a) Bank loans).

The Company had bank loans maturing in less than one year of $11,801,917 and notes payables of $57,436,875 as of September 30, 2011.

The Company currently expects to be able to obtain similar bank loans and notes payables in the future if it can provide adequate mortgage security following the termination of the agreements (see the table in section (a) Bank loan). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptance bills will be devalued by approximately $6,417,605. If the Company wishes to obtain the same amount of bank loans and banker's acceptance bills, it will have to provide $11,308,315 additional mortgages as of the maturity date of such agreements (see the table in section (a) Bank loan). The Company still can obtain a reduced line of credit with a reduction of $6,417,605, which is 56.8% (the mortgage rates) of $11,308,315, if it cannot provide additional mortgages. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity.

On February 15, 2008, the Company issued $35,000,000 of Convertible Notes to Lehman Brothers Commercial Corporation Asia Limited, “LBCCA”, and YA Global Investments, L.P., “YA Global”, maturing in 5 years. According to the terms of the Senior Convertible Notes (as described in Note 13), Convertible Notes may be required to be repaid in cash on or prior to their maturity. For example, Convertible Note holders are entitled to require the Company to redeem all or any portion of the Convertible Notes in cash, if the Weighted Average Price (WAP) for twenty (20) consecutive trading days is less than $3.187 at any time following February 15, 2009, the “WAP Default,” by delivering written redemption notice to the Company within five (5) business days after the receipt of the Company’s notice of the WAP Default.

As a result of the worldwide financial turmoil in 2008 and the first half of 2009, the Company’s stock’s WAP for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187. On March 17, 2009, the Company delivered two WAP Default notices to the Convertible Note holders. On March 27, 2009, the Company received a letter dated March 26, 2009 from YA Global, one of the Convertible Note holders, electing to require the Company to redeem all the three Convertible Notes it held in the total principal amount of $5,000,000, together with interest, late charges, if any, and the Other Make Whole Amount as defined in Section 5(d) of the Convertible Notes. After negotiation, on April 15, 2009, the Company paid YA Global $5,041,667 for the total principal amount ($5,000,000), together with interest and late charges, if any. YA Global has waived its entitlement to the Other Make Whole Amount.

Following the WAP Default notices, the Company received a letter from the provisional liquidator acting on behalf of LBCCA, the “LBCCA Liquidator,” requesting that it be granted an extension until April 24, 2009 to consider its rights under the Convertible Notes. The Company granted an extension to April 15, 2009. The LBCCA Liquidator further requested another extension to April 24, 2009. On April 24, 2009, LBCCA’s lawyers sent three Holder Redemption Notices electing to redeem the entire outstanding principal of $30,000,000, together with interest, late charges, if any, and the Other Make Whole Amount, to be paid on July 23, 2009. The Company discussed settlement with the LBCCA Liquidator, and on or about July 22, 2009, the Company and the LBCCA Liquidator agreed to extend the applicable holder mandatory redemption date for two months to September 23, 2009 to give more time to the Company and the LBCCA Liquidator to pursue settlement discussion. The Company received a letter dated September 22, 2009 from the LBCCA Liquidator stating that upon the Company’s acceptance of the revocation, all holder redemption notices dated April 24, 2009 shall be immediately revoked as if they were never issued, and the letter and the revocation did not purport to amend, restate or supplement any other terms and conditions under the three Notes and Securities Purchase Agreements dated 1 February 2008 between the Company and the LBCCA Liquidator. The Company accepted such revocation on September 23, 2009. On March 1, 2011, LBCCA Liquidator converted $6,428,571 principal amount of the Convertible Notes at a conversion price of $7.0822 per share and the Company issued 907,708 shares of its common stock to the investor. No additional consideration was paid for the conversion of the Convertible Notes into common stock.

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

(a) Bank loans

As of September 30, 2011, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Due Date	Amount Available	Amount Used	Mortgage Value
Comprehensive credit facilities1	Bank of China	Jan-12	$22,187,602	$4,720,767	$6,820,752
Comprehensive credit facilities	Jingzhou Commercial Bank	Apr-12	31,471,778	15,222,867	69,924,688
Comprehensive credit facilities	China Construction Bank	Oct-12	12,588,711	3,147,178	13,065,760
Comprehensive credit facilities	Shanghai Pudong Development Bank	Nov-11	15,735,889	7,021,826	15,079,671
Comprehensive credit facilities	China CITIC Bank	Aug-12	16,365,324	10,398,410	16,654,582
Comprehensive credit facilities	Industrial and Commercial Bank of China	May-12	16,050,607	2,486,270	5,657,052
Comprehensive credit facilities 1	China Hua Xia Bank	Jan-12	25,177,422	15,549,629	15,549,629
Comprehensive credit facilities	China Everbright Bank	Aug-12	4,720,767	6,495,083	8,057,463
Total			$144,298,100	$65,042,030	$150,809,597

1.
Henglong’s comprehensive credit facility with Bank of China, Henglong and Jielong's comprehensive credit facility with Shanghai Pudong Development Bank, and Henglong's comprehensive credit facility with Hua Xia Bank, also need to be guaranteed by Jiulong, another subsidiary of the Company, in addition to the above pledges.

The Company may request banks to issue notes payable or bank loans within its credit line using a 364-day revolving line.

The Company refinanced its short-term debt during 2011 at annual interest rates of 6.31% to 7.57%, and maturity terms of six to twelve months. Pursuant to the comprehensive credit line arrangement, the Company pledged land use rights with an assessed value of $6.8 million as security for its comprehensive credit facility with the Bank of China; pledged land use rights and equipment with an assessed value of approximately $69.9 million as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; pledged land use rights and buildings with an assessed value of approximately $11.5 million, and accounts receivables with an assessed value of approximately $1.6 million as security for its comprehensive credit facility with China Construction Bank; pledged land use rights and buildings with an assessed value of approximately $15.1 million as security for its comprehensive credit facility with Shanghai Pudong Development Bank; pledged land use rights and buildings with an assessed value of approximately $16.7 million as security for its comprehensive credit facility with China CITIC Bank; pledged land use rights and buildings with an assessed value of approximately $4.1 million, and accounts receivables with an assessed value of approximately $1.6 million as security for its comprehensive credit facility with Industrial and Commercial Bank of China; pledged accounts receivables with an assessed value of approximately $15.5 million as security for its comprehensive credit facility with Hua Xia Bank; and pledged land use rights and buildings with an assessed value of approximately $8.1 million as security for its comprehensive credit facility with China Everbright Bank.

As of September 30, 2011, the Company has $79,256,070 available for additional borrowing and the amounts borrowed were used for working capital as detailed below. Additionally, the Company also undertook a note payable facility outside the credit facilities of $4,196,762 which is also included below.

The following table summarizes the contract information of the short-term borrowings drawn-down from the credit facilities between the banks and the Company as of September 30, 2011:

			Borrowing	Annual	Date of		Amount
		Borrowing	Term	Percentage	Interest	Date of	Payable on
Bank	Purpose	Date	(Year)	Rate	Payment	Payment	Due Date
China Construction Bank	Working Capital	29-Jun-11	1	6.31%	Pay monthly	28-Jun-12	$3,147,178
Industrial and Commercial Bank of China	Working Capital	12-May-11	0.5	6.44%	Pay monthly	9-Oct-11	1,573,589
Bank of China	Working Capital	30-Sep-11	1	6.56%	Pay monthly	29-Sep-12	4,720,767
China CITIC Bank	Working Capital	6-Jul-11	1	7.57%	Pay monthly	5-Jul-12	2,360,383
Total							$11,801,917

The Company must use the loans for the purposes described in the table. If the Company fails, it will be charged a penalty interest at 100% of the specified loan rate. The Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged a compound interest at the specified rate. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of September 30, 2011, and is expected to continue to comply with them.

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of September 30, 2011:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	3-6	Oct - 11	$9,409,794
Working Capital	3-6	Nov- 11	10,366,273
Working Capital	3-6	Dec - 11	10,024,932
Working Capital	3-6	Jan - 12	7,259,752
Working Capital	3-6	Feb - 12	7,777,054
Working Capital	3-6	Mar- 12	12,599,070
Total			$57,436,875

The Company must use the loans for the purposes described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital source. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment to the Company, it will be charged a penalty interest at 150% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of September 30, 2011, and is expected to continue to comply with them.

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term bank loan	$11,801,917	$11,801,917	$-	$-	$-
Notes payable	57,436,875	57,436,875	-	-
Convertible Notes payable	23,571,429	-	23,571,429	-	-
Interest on Convertible Notes, make-whole amount at maturity and short-term bank loan	12,552,768	1,142,887	11,409,881	-	-
Other contractual purchase commitments, including information technology	13,507,303	11,338,115	2,169,188	-	-
Total	$118,870,292	$81,719,794	$37,150,498	$-	$-

The Company had $13,302,737 of capital commitments as of September 30, 2011, arising from equipment purchases for expanding production capacity. The Company intends to invest $11,338,115 in the remaining three months of 2011 using its working capital. Management believes that this will not have a material adverse effect on the Company’s liquidity.

Cash flows

(a)	Operating activities

Net cash provided by operations during the nine months ended September 30, 2011 was $31,728,545, compared with net cash provided of $29,604,550 for the same period of 2010, an increase of $2,123,995.

•
The primary factors for the increase of cash generated from operations were that certain customers’ installment payment schedules under the Company’s credit policy increased the Company’s cash flows as sales decreased. This factor was offset by an increase of inventory, as the Company’s sale growth was not reached.

Cash generated from operations increased as a result of collections from sales exceeding payments for purchases in the nine months ended September 30, 2011 compared with the same period of 2010.

(b)           Investing activities

The Company expended net cash of $10,167,584 in investment activities during the nine months ended September 30, 2011, compared with $25,891,634 during the same period of 2010, a decrease of $15,724,050, mainly due to a significant slowdown in China’s auto market, and the Company reducing the speed of its capital expenditure, accordingly.

(c)	Financing activities

During the nine months ended September 30, 2011, the Company obtained net cash of $3,080,160 from financing activities, as compared to $1,189,918 in for the same period of 2010, an increase of $1,890,242, mainly due to the increase in loans acquired from banks and the decrease in dividend paid to minority interest holders of the joint ventures.

•	During the nine months ended September 30, 2011, the Company acquired net cash of $4,791,706 from the bank. For the nine months ended September 30, 2010, the Company acquired net cash of $3,685,215.

During the nine months ended September 30, 2011, the Company paid dividends of $1,691,608 to the minority interest holders of the joint ventures. During the nine months ended September 30, 2010, the Company paid dividends of $2,871,603 to the minority interest holders of the joint ventures.

Off-Balance Sheet Arrangements

At September 30, 2011 and 2010, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

A.    Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2011. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2011.

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

B.    Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three-month period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.— OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On October 25, 2011, a purported securities class action was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. The complaint alleges that the Company and certain of its present and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and seeks unspecified damages. The Company has not yet responded to the complaint, but believes the allegations in the complaint are without merit. The Company intends to defend itself vigorously against the claims.

Other than the above, the Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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
101+
The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 8, 2011 formatted in Extensible Business Reporting Language (XBRL):

(i)	Condensed Unaudited Consolidated Balance Sheets,
(ii)	Condensed Unaudited Consolidated Statements of Operations,
(iii)	Condensed Unaudited Consolidated Statements of Comprehensive Income,
(iv)	Condensed Unaudited Consolidated Statements of Cash Flows, and
(v)	Condensed Unaudited related notes

*	filed herewith

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: November 8, 2011	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: November 8, 2011	By:	/s/ Jie Li
Jie Li
Chief Financial Officer