Form 10-K
period 2011-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2012-03-09
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code – (86) 716-8329196

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐  Accelerated Filer ☒

Non-Accelerated Filer ☐   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, based upon the price of $8.63 that was the closing price of the common stock as reported on the NASDAQ Stock Market under the symbol “CAAS” on such date, was approximately $70,408,977.

The Company has 28,260,302 shares of Common Stock outstanding as of March 9, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA AUTOMOTIVE SYSTEMS, INC.

FORM 10-K

Cautionary Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Annual Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-K is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

PART I

ITEM 1.	BUSINESS.

COMPANY HISTORY

China Automotive Systems, Inc., “China Automotive” or the “Company,” was incorporated in the State of Delaware on June 29, 1999 under the name Visions-In-Glass, Inc. On or around March 5, 2003, the Company acquired all of the issued and outstanding equity interests of Great Genesis Holdings Limited, “Genesis,” a corporation organized under the laws of the Hong Kong Special Administrative Region, China, by issuance of 20,914,250 shares of common stock to certain sellers. After the acquisition, the Company continued the operations of Genesis. On May 19, 2003, the Company changed its name from Visions-In-Glass, Inc. to China Automotive Systems, Inc. Presently, Genesis directly and indirectly owns interests in eight Sino-joint ventures and a wholly owned subsidiary in the People’s Republic of China, “China” or the “PRC,” which manufacture power steering systems and/or related products for different segments of the automobile industry. Unless the context indicates otherwise, the Company uses the terms “the Company,” “we,” “our” and “us” to refer to Genesis and China Automotive collectively on a consolidated basis.

BUSINESS OVERVIEW

The Company is a holding company and has no significant business operations or assets other than its interest in Genesis. All operations are conducted through Genesis and Henglong USA, its wholly owned subsidiaries (the abbreviated names of subsidiaries and joint ventures are defined in the organization chart below), as well as through eight Sino-foreign joint ventures in China, Henglong, Jiulong, Shenyang, Zhejiang, USAI, Wuhu, Jielong and Testing Center and a wholly owned subsidiary in China, Hengsheng. Seven non-wholly owned joint ventures (Henglong, Jiulong, Shenyang, Zhejiang, USAI, Wuhu and Jielong) are under the Company’s control, whereas the Testing Center is a wholly owned subsidiary of Henglong. Beijing Henglong is a joint venture formed by Hengsheng, which is jointly controlled by the Company and another investor. Set forth below is an organizational chart as at December 31, 2011.

China Automotive Systems, Inc. [NASDAQ:CAAS]
	↓100%				↓100%
	Great Genesis Holdings Limited				Henglong USA Corporation
↓
↓80%	↓81%	↓70%	↓51%	↓83.34%	↓77.33%	↓85%	↓100.00%
Jingzhou Henglong Automotive Parts Co., Ltd. “Henglong”[1]	Shashi Jiulong Power Steering Gears Co., Ltd. “Jiulong”[2]	Shenyang Jinbei Henglong Automotive Steering System Co., Ltd. “Shenyang”[3]	Zhejiang Henglong & Vie Pump-Manu Co., Ltd. “Zhejiang”[4]	Universal Sensor Application, Inc. “USAI”[5]	Wuhu Henglong Automotive Steering System Co., Ltd. “Wuhu”[6]	Wuhan Jielong Electric Power Steering Co., Ltd “Jielong”[7]	Jingzhou Hengsheng Automotive System Co., Ltd. “Hengsheng”[8]
↓80.00%							↓ 50.00%
Jingzhou Henglong Automotive Technology (Testing) Center							Beijing Henglong Automotive System Co., Ltd.,
“Testing Center”[9]							“Beijing Henglong”[10]

1.	Henglong was established in 1997 and is mainly engaged in the production of rack and pinion power steering gear for cars and light duty vehicles.
2.	Jiulong was established in 1993 and is mainly engaged in the production of integral power steering gear for heavy-duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
4.	Zhejiang was established in 2002 to focus on power steering pumps.

5.	USAI was established in 2005 and is mainly engaged in the production and sales of sensor modules.
6.	Wuhu was established in 2006 and is mainly engaged in the production and sales of automobile steering systems.
7.	Jielong was established in 2006 and is mainly engaged in the production and sales of electric power steering gear, “EPS.”
8.	On March 7, 2007, Genesis established Hengsheng, its wholly owned subsidiary, to engage in the production and sales of automotive steering systems. The registered capital of Hengsheng at the time of establishment was $10,000,000. On February 10, 2010, the registered capital of Hengsheng was increased to $16,000,000. On October 12, 2011, the board of directors of the Company approved a reorganization of the Company’s subsidiaries operating in China. As a result of the reorganization, all of Genesis’s equity interests of its subsidiaries operating in China, except for Shenyang and Zhejiang, were transferred to Hengsheng, the Company’s new China-based holding company. The reorganization was completed on January 19, 2012, and after that, the registered capital of Hengsheng increased to $39,000,000.
9.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which is mainly engaged in the research and development of new products. The registered capital of the Testing Center was RMB 30,000,000, equivalent to approximately $4,393,544.
10.	On January 24, 2010, Genesis entered into a joint venture contract with Beijing Hainachuan Auto Parts Co., Ltd., to establish Beijing Henglong as a joint venture company to design, develop and manufacture both hydraulic and electric power steering systems and parts. On September 16, 2010, with Beijing Hainchuan’s agreement, Genesis transferred its interest in the joint venture to Hengsheng, and left the other terms of the joint venture contract unchanged. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for by the equity method.

On October 12, 2011, the board of directors of the Company approved a reorganization of the Company’s subsidiaries operating in China. This reorganization is intended to improve the Company’s marketing of its products in China by presenting a more unified structure under one PRC-based holding company and to improve the administration and control of the various China-based subsidiaries. As a result of the reorganization, all of Genesis’s equity interests in its subsidiaries operating in China, except for Shengyang and Zhejiang, were transferred to Hengsheng (the Company’s new China-based holding company). As the reorganized entities were under common control of the Company, the reorganization will not have a material impact on the Company’s consolidated financial position or results of operations and should not impact the tax treatment of the Company or its subsidiaries in any material respect. The reorganization was completed on January 19, 2012. Set forth below is the organizational chart after the reorganization.

China Automotive Systems, Inc. [NASDAQ:CAAS]
↓100%				↓100%
Great Genesis Holdings Limited				Henglong USA Corporation
↓
↓100.00%		↓70%			↓51%
Jingzhou Hengsheng Automotive System Co., Ltd. “Hengsheng”		Shenyang Jinbei Henglong Automotive Steering System Co., Ltd. “Shenyang”			Zhejiang Henglong & Vie Pump-Manu Co., Ltd. “Zhejiang”
↓
↓80%	↓81%	↓83.34%	↓77.33%	↓85%	↓50.00%
Jingzhou Henglong Automotive Parts Co., Ltd. “Henglong”	Shashi Jiulong Power Steering Gears Co., Ltd. “Jiulong”	Universal Sensor Application, Inc. “USAI”	Wuhu Henglong Automotive Steering System Co., Ltd. “Wuhu”[6]	Wuhan Jielong Electric Power Steering Co., Ltd “Jielong”	Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong”
↓80.00%
Jingzhou Henglong Automotive Technology (Testing) Center “Testing Center”

The Company has business relationships with more than sixty vehicle manufacturers, including FAW Group and Dongfeng Auto Group, two of the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd., the largest light vehicle manufacturer in China; Chery Automobile Co., Ltd, the largest state owned car manufacturer in China, and BYD Auto Co., Ltd and Zhejiang Geely Automobile Co., Ltd., the largest privately owned car manufacturers in China. From 2008, the Company has supplied power steering pumps and power steering gear to the Sino-Foreign joint ventures established by General Motors (GM), Citroen and Volkswagen. Since 2009, the Company has also supplied power steering gears to Chrysler North America.

INTELLECTUAL PROPERTY RIGHTS

Intellectual Property rights, “IP,” are important in helping the Company maintain its competitive position. Currently, the Company owns IP rights, including two trademarks covering automobile parts, “HL” and “JL,” and more than eighty five patents registered in China covering power steering technology. The Company is in the process of integrating new advanced technologies such as electronic chips in power steering systems into its current production line and is pursuing aggressive strategies in technology to maintain a competitive edge within the automobile industry. In 2006, the Company signed a five-year licensing agreement with Bishop Steering Technology Limited, a leader in automotive steering gear technology innovation which offers advanced technology for steering valves within the contract period. On December 20, 2011, the Company extended that agreement for one year. Before expiration, the Company plans to negotiate with Bishop Steering Technology Limited to renew the agreement. The Company does not anticipate that there will be a significant adverse impact if the Company fails to renew as the Company has already developed independent R&D capabilities in steering valves. In 2003, the Company signed a Technology Transfer Agreement with Nanyang Ind. Co. Ltd., a leading steering column maker, for the technology necessary for electronic power steering (EPS) systems. In addition, the Company established with Tsinghua University a steering systems research institute designed to develop EPS and Electronic Hydraulic Power Steering Systems (EHPS). In December 2009, the Company, through Henglong, a subsidiary of Genesis, formed Henglong Testing Center to engage in the research and development of new products, such as EPS, integral rack and pinion power steering and high pressure power steering, to optimize current products design and to develop new, cost-saving manufacturing processes.

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

companies that can be easily integrated into product manufacturing and corporate management;

companies that have strong joint venture partners that would become major customers; and

companies involved with power steering systems.

CUSTOMERS

The Company’s ten largest customers represented 72.0% of the Company’s total sales for the year ended December 31, 2011. The following table sets forth information regarding the Company’s ten largest customers.

Name of Major Customers	Percentage of Total Revenue in 2011
Chery Automobile Co., Ltd	11.7%
Dongfeng Auto Group Co., Ltd	9.7%
Zhejiang Geely Holding Co., Ltd	7.8%
China FAW Group Corporation	6.9%
Beiqi Foton Motor Co., Ltd.	6.6%
Brilliance China Automotive Holdings Limited	6.4%
Great Wall Motor Company Limited	6.1%
BYD Auto Co., Ltd	6.0%
Chrysler Group LLC	5.9%
Xiamen Joylon Co., Ltd.,	4.9%
Total	72.0%

The Company primarily sells its products to the above-mentioned original equipment manufacturing, “OEM,” customers; it also has excellent relationships with them, including serving as their first-rank supplier and developer for product development for new models. While the Company intends to continue to focus on retaining and winning this business, it cannot ensure that it will succeed in doing so. It is difficult to keep these contracts as a result of severe price competition and customers’ diversification of their supply base. The Company’s business would be materially and adversely affected if it loses one or more of these major customers.

SALES AND MARKETING

The Company’s sales and marketing team has 103 sales persons, which are divided into an OEM team, a sales service team and a working group dedicated to international business. These sales and marketing teams provide a constant interface with the Company’s key customers. They are located in all major vehicle producing regions to represent more effectively the Company’s customers’ interests within the Company’s organization, to promote their programs and to coordinate their strategies with the goal of enhancing overall service and satisfaction. The Company’s ability to support its customers is further enhanced by its broad presence in terms of sales offices, manufacturing facilities, engineering technology centers and joint ventures.

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

EMPLOYEES AND FACILITIES

As of December 31, 2011, the Company employed approximately 3,746 persons, including approximately 2,131 by Henglong and Jiulong, approximately 290 by Shenyang, approximately 347 by Zhejiang, approximately 38 by USAI, approximately 207 by Wuhu, approximately 370 by Jielong, approximately 353 by Hengsheng, and 10 by Henglong USA.

As of December 31, 2011, each of Henglong and Jiulong, Shenyang, Zhejiang, Wuhu, Jielong, and Hengsheng has a manufacturing and administration area of 278,092 square meters, 35,354 square meters, 32,000 square meters, 83,700 square meters, 99,580 square meters, and 170,520 square meters, respectively.

Hubei Province, which is home to Dongfeng, one of the largest automakers in China, provides an ample supply of inexpensive but skilled labor to automotive-related industries. The annual production of the Company’s main product, power steering gear, was approximately 3,400,000 units and 3,100,000 units in 2011 and 2010, respectively. Although the production process continues to rely heavily on manual labor, the Company has invested substantially in high-level production machinery to improve capacity and production quality. Approximately $61 million was spent over the last three years to purchase professional-grade equipment and extend workshops—approximately 80% of which has been used in the production process as of December 31, 2011.

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

The Company’s purchases from its ten largest suppliers represented in the aggregate 28.6% of all components and raw materials it purchased for the year ended December 31, 2011, and none of them provided more than 10% of total purchases.

All components and raw materials are available from numerous sources. The Company has not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally does not carry inventories of these items in excess of what is reasonably required to meet its production and shipping schedules.

RESEARCH AND DEVELOPMENT

In 2006, the Company signed a five year consulting and licensing agreement with Bishop Steering Technology Ltd, one of the leading design firms in power steering systems. Bishop’s technology in power steering systems is currently used by carmakers such as BMW and Mercedes Benz. Pursuant to the agreement, the Company has implemented the Bishop steering valve technology into the Henglong brand R&P power steering gear. On December 20, 2011, the Company signed a one-year extension of a licensing agreement with Bishop Steering Technology Limited for steering valves technology. Before expiration, the Company plans to negotiate with Bishop Steering Technology Limited to renew the agreement. The Company does not anticipate that there will be a significant adverse impact if the Company fails to renew as the Company has already developed independent R&D capabilities in steering valves.

The Company owns the Testing Center, a Hubei Provincial-Level technical center, which has been approved by the Hubei Economic Commission. The center has a staff of about 295, including 26 senior engineers, 3 foreign experts and 205 engineers, primarily focusing on steering system R&D, tests, production process improvement and new material and production methodology application.

In addition, the Company has partnered with Tsinghua University to establish a steering system research center, called Tsinghua Henglong Automobile Steering Research Institute, for the purposes of R&D and experimentation for EPS.

The Company believes that its engineering and technical expertise, together with its emphasis on continuing research and development, allow it to use the latest technologies, materials and processes to solve problems for its customers and to bring new, innovative products to market. The Company believes that continued research and development activities, including engineering, are critical to maintaining its pipeline of technologically advanced products. The Company has aggressively managed costs in other portions of its business in order to increase its total expenditures for research and development activities, including engineering, at approximately $10,010,000, $7,990,000, and $2,560,000 for the years ended December 31, 2011, 2010, and 2009, respectively. The significant increase in 2011 is mainly due to the large expenditure in EPS R&D, because the Company believes demands for new EPS products will increase significantly in the future. In 2011, the sales of newly developed products accounted for about 20.5% of total sales. As the Company sold newly developed products in 2011, the Company’s sales of steering gear for passenger vehicles increased by 7.3%, compared with the year 2010. By way of comparison, the sales of passenger vehicles in the China market only increased by 4.23%, compared with the year 2010.

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

The Company’s major competitors, including Shanghai ZF and First Auto FKS, “FKS,” are component suppliers to specific automobile manufacturers. Shanghai ZF is the joint venture of SAIC and ZF Germany, which is an exclusive supplier to SAIC-Volkswagen and SAIC-GM. FKS is a joint venture between First Auto Group and Japan’s Koyo Company and its main customer is FAW-Volkswagen Company.

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

CHINESE AUTOMOBILE INDUSTRY

The Company is a supplier of automotive parts and most of its operations are located in China. An increase or decrease in the output and sales of Chinese vehicles could result in an increase or decrease of the Company’s results of operations. According to the latest statistics from the China Association of Automobile Manufacturers (“CAAM”), in 2011, the output and sales volume of vehicles in China have reached 18.24 million and 18.51 million units, respectively, an increase of 0.84% and 2.5% compared to 2010. The output and sales volume of passenger vehicles have reached 14.49 million and 14.47 million units respectively, with an increase of 4.23% and 5.19% compared to 2010. The output and sales volume of commercial vehicles have reached 3.93 million and 4.03 million units, respectively, a decrease of 9.94% and 6.31% compared to 2010. Accordingly, in 2011, the Company’s sales of steering gear for passenger vehicles increased by 7.3% compared with the year 2010, steering gear and steering pumps for commercial vehicles decreased by 13.0% and 24.2%, respectively, compared with the year 2010.

Industry analysts expect market growth to slow in 2012 as the incentive policies, such as subsidies to rural area consumers, fuel-efficient car buyers and reduced purchase taxes, have expired. In addition, some PRC cities, like Beijing, have policies to limit the number of cars purchased each month to deal with gridlocked streets, which the Company expects to have a longer-term impact on the development of the automobile industry in China.

Despite these challenges, management believes that the continuing development of the highway system will have a significant positive long-term impact on the manufacture and sale of private automobiles in the PRC. Statistics from the Ministry of Transport show that 71,000 kilometers of highway and 11,000 kilometers of expressway were built in 2011. Total highways and expressways in the PRC now amount to 4,055,000 kilometers and 85,000 kilometers, respectively.

ENVIRONMENTAL COMPLIANCE

The Company is subject to the requirements of U.S. federal, state, local and non-U.S., including China’s, environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. The Company has an environmental management structure designed to facilitate and support its compliance with these requirements globally. Although the Company intends to comply with all such requirements and regulations, it cannot provide assurance that it is at all times in compliance. The Company has made and will continue to make capital and other expenditures to comply with environmental requirements, although such expenditures were not material during the past two years. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, the Company cannot assure that environmental requirements will not change or become more stringent over time or that its eventual environmental cleanup costs and liabilities will not be material.

During 2011, the Company did not make any material capital expenditures relating to environmental compliance.

FINANCIAL INFORMATION AND GEOGRAPHIC AREAS

Financial information about sales and long-term assets by major geographic region can be found in Note 32, “Segment Information” to the consolidated financial statements. The following table summarizes the percentage of sales and total assets by major geographic regions:

	Net Sales			Long-term Assets
	Year Ended December 31			As of December 31
	2011	2010	2009	2011	2010
Geographic region:
United States	6.4%	5.0%	2.4%	0.03%	0.02%
China	93.6	95.0	97.6	99.97	99.98
Total	100%	100%	100%	100%	100%

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

Any investment in the Company’s securities involves a high degree of risk. You should carefully consider the risks described below, together with the information contained elsewhere in this Annual Report, before you make a decision to invest in the Company. The Company’s business, financial conditions and results of operations could be materially and adversely affected by many risk factors. Because of these risk factors, actual results might differ significantly from those projected in any forward-looking statements. Factors that might cause such differences include, among others, the following:

RISKS RELATED TO THE COMPANY’S BUSINESS AND INDUSTRY

The cyclical nature of automotive production and sales could result in a reduction in automotive sales, which could adversely affect the Company’s business and results of operations.

The Company’s business relies on automotive vehicle production and sales by its customers, which are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences and the price and availability of gasoline. They also can be affected by labor relations issues, regulatory requirements and other factors. In the last two years, the price of automobiles in China has generally declined. Additionally, the volume of automotive production in China has fluctuated from year to year, which gives rise to fluctuations in the demand for the Company’s products. Therefore, any significant economic decline could result in a reduction in automotive production and sales by the Company’s customers and could have a material adverse effect on the Company’s results of operations. Moreover, if the prices of automobiles do not remain low, then demand for automobile parts could fall and result in lower revenues and profitability.

Increasing costs for manufactured components and raw materials may adversely affect the Company’s profitability.

The Company uses a broad range of manufactured components and raw materials in its products, including castings, electronic components, finished sub-components, molded plastic parts, fabricated metal, aluminum and steel and resins. Because it may be difficult to pass increased prices for these items on to the Company’s customers, a significant increase in the prices of the Company’s components and materials could materially increase the Company’s operating costs and adversely affect its profit margins and profitability.

Because the Company is a holding company with substantially all of its operations conducted through its subsidiaries, its performance will be affected by the performance of its subsidiaries.

The Company almost has no operations independent of those of Genesis and its subsidiaries, and the Company’s principal assets are its investments in Genesis and its subsidiaries and affiliates. As a result, the Company is dependent upon the performance of Genesis and its subsidiaries and will be subject to the financial, business and other factors affecting Genesis as well as general economic and financial conditions. As substantially all of the Company’s operations are and will be conducted through its subsidiaries, the Company will be dependent on the cash flow of its subsidiaries to meet its obligations.

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

The convertible notes are the Company’s unsecured obligations, but are not obligations of its subsidiaries. In addition, the subsidiaries’ secured bank loans and notes payable are senior to the convertible notes.

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

For the year ended December 31, 2011, approximately 11.7% of the Company’s sales were to Chery Automobile Co., Ltd, approximately 9.7% were to Dongfeng Auto Group Co., Ltd, approximately 7.8% were to Zhejiang Geely Holding Co., Ltd, and approximately 6.9% were to China FAW Group Corporation, the Company’s four largest customers. In total, these four largest customers accounted for 36.1% of the total sales in 2011. For the year ended December 31, 2010, approximately 12.3% of the Company’s sales were to Chery Automobile Co., Ltd, approximately 11.0% were to BYD Automobile Co., Ltd, approximately 8.8% were to Dongfeng Auto Group Co., Ltd and approximately 8.5% were to Zhejiang Geely Holding Co., Ltd, the Company’s four largest customers. In total, these four largest customers accounted for 40.6% of the total sales in 2010. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

The Company may not be able to collect receivables incurred by customers.

Although the Company currently sells its products on credit, the Company’s ability to receive payment for its products depends on the continued creditworthiness of its customers. The Company’s customer base may change if its sales increase because of the Company’s expanded capacity. If the Company is not able to collect its receivables, its profitability will be adversely affected.

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

The Company is subject to environmental and safety regulations, which may increase the Company’s compliance costs and may adversely affect its results of operations.

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

The Company’s management controls approximately 71.31% of its outstanding common stock and may have conflicts of interest with the Company’s minority stockholders.

As of December 31, 2011, members of the Company’s management beneficially own approximately 71.31% of the outstanding shares of the Company’s common stock. As a result, except for the related party transactions that require approval of the audit committee of the board of directors of the Company, these majority stockholders have control over decisions to enter into any corporate transaction, which could result in the approval of transactions that might not maximize overall stockholders’ value. Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock. The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders. The Company regularly engages in transactions with entities controlled by one or more of its officers and directors, including those controlled by Mr. Hanlin Chen, the chairman of the board of directors of the Company and its controlling stockholder.

Covenants contained in the Securities Purchase Agreement and the convertible notes restrict the Company’s operating flexibility.

In connection with the convertible notes, the Company entered into a series of binding covenants and contractual provisions that limits the Company’s operating flexibility. For example, the Securities Purchase Agreement prohibits the Company from paying cash dividends on common stock without the approval of the holders of the convertible notes. Also, if the Weighted Average Price (WAP) for twenty (20) consecutive trading days is less than $3.187, the convertible notes holders shall have the right, in their sole discretion, to require that the Company redeem all or any portion of the convertible notes. The portion of this convertible notes subject to redemption in connection with the share price change of the underlying common stock will be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Other Make Whole Amount as mentioned in Note 12 to the consolidated financial statements. Also, upon the consummation of a change of control as defined in the convertible notes agreements, the convertible notes holders may require the Company to redeem all or any portion of the convertible notes. These binding covenants and contractual provisions limit the Company’s ability to declare or pay dividends, issue other notes or debt, issue certain types of securities engage in certain types of intercompany loans or enter into other types of fundamental transactions. These restrictions could limit the Company’s ability to operate and may harm the equity interest of stockholders.

There is a limited public float of the Company’s common stock, which can result in the Company’s stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock or derivative securities.

There is a limited public float of the Company’s common stock. As of December 31, 2011, approximately 28.69% of the Company’s outstanding common stock is considered part of the public float. The term “public float” refers to shares freely and actively tradable on the NASDAQ Capital Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act. As a result of the limited public float and the limited trading volume on some days, the market price of the Company’s common stock can be volatile, and relatively small changes in the demand for or supply of the Company’s common stock can have a disproportionate effect on the market price for its common stock. This stock price volatility could prevent a security holder seeking to sell the Company’s common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

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

Litigation arising from the need to restate certain previously issued historical financial statements of the Company could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

On March 17, 2011, the Company announced that it had identified historical accounting errors relating to the accounting treatment of the Company’s convertible notes issued on February 15, 2008. The accounting errors resulted in the misstatement of certain charges since the first quarter of 2009. The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. The Company’s review was overseen by the audit committee of the board of directors of the Company, the “Audit Committee”, with the assistance of management and accounting consultants engaged by management. The Audit Committee concluded on March 12, 2011 that the Company’s previously issued audited consolidated financial statements as of and for the year ended December 31, 2009, and related auditors’ report, and unaudited interim consolidated financial statements as of and for the quarterly periods ended March 31, June 30 and September 30, 2010 should no longer be relied upon because of these errors in the financial statements. The Company’s board of directors agreed with the Audit Committee’s conclusions. After analyzing the size and timing of the errors, the Company determined that, in the aggregate, the errors were material and would require the Company to restate certain of its previously issued financial statements.

On October 25, 2011, a purported securities class action was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period from May 12, 2010 through March 17, 2011. The amended complaint alleges that the Company, certain of its present officers and directors and the Company’s former auditor violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and seeks unspecified damages.

On December 23, 2011, a purported shareholder derivative action was filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”) on behalf of the Company. The complaint alleges that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of convertible notes issued in February 2008. On January 25, 2012, a second purported shareholder derivative action was filed in the Court of Chancery on behalf of the Company. On February 3, 2012 the Court of Chancery consolidated the two cases. The shareholder suits have been stayed pending the outcome of any motion to dismiss in the securities class action.

The Company has not yet been required to respond formally to these lawsuits. In addition, the complaints do not specify an amount of damages that plaintiffs seek. Because these matters are in very early stages, the Company cannot determine whether or not an adverse outcome is probable, nor can it provide a reasonable estimate of potential losses related to these matters. An adverse outcome in one or more of these matters could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

The Company may also be subject to additional lawsuits as a result of the restatement, which could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

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

The Company’s management has conducted an evaluation of the effectiveness of its internal control over financial reporting and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011, and a material weakness was noted because the Company did not have sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues, and to prepare and review financial statements and related disclosures under U.S. GAAP. If the Company fails to maintain the effectiveness or fails to remediate the deficiencies of its internal control over financial reporting, the Company may not be able to conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act.

Effective internal controls are necessary for the Company to produce reliable financial reports. For the deficiencies identified in this fiscal year, the Company’s management team is evaluating remediation measures that can be undertaken to address this material weakness and will continue such evaluation so that it may institute a comprehensive remediation plan in order to maintain effective internal control over financial reporting. Any failure to achieve and maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of the Company’s financial statements, which in turn could negatively impact the trading price of the Company’s shares. Furthermore, the Company may need to incur additional costs and use additional management and other resources in an effort to comply with Section 404 of the Sarbanes-Oxley Act and other requirements going forward.

The Company does not pay cash dividends on its common stock.

The Company has never paid common stock cash dividends and does not anticipate doing so in the foreseeable future. In addition, the Securities Purchase Agreement prohibits the Company from paying cash dividends on common stock without the approval of the holders of the convertible notes.

Techniques employed by short sellers may drive down the market price of the Company’s common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. These short attacks have, in the past, led to selling of shares in the market.

Recently, public companies that have substantially all of their operations in China have been the subject of short selling. Much of the scrutiny and negative publicity has centered around allegations of a lack of effective internal control over financial reporting resulting in financial and accounting irregularities and mistakes, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result, many of these companies are now conducting internal and external investigations into the allegations and, in the interim, are subject to shareholder lawsuits and/or SEC enforcement actions.

It is not clear what effect such negative publicity would have on the Company, if any. If the Company were to become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, the Company could have to expend a significant amount of resources to investigate such allegations and/or defend itself. While the Company would strongly defend against any such short seller attacks, the Company may be constrained in the manner in which it can proceed against the relevant short seller by principles of freedom of speech, applicable state law or issues of commercial confidentiality. Such a situation could be costly and time-consuming, and could distract the Company’s management from growing the Company. Even if such allegations are ultimately proven to be groundless, allegations against the Company could severely impact its business operations and stockholders equity, and any investment in the Company’s stock could be greatly reduced or rendered worthless.

RISKS RELATED TO DOING BUSINESS IN CHINA AND OTHER COUNTRIES BESIDES THE UNITED STATES

The Company may face a severe operating environment during times of economic recession.

The sales volume of the Company’s core products is largely influenced by the demand for its customers’ end products which are mostly sold in the Chinese markets. Future economic crises, either within China or without, may lead to a drastic drop in demand for the Company’s products.

Inflation in China could negatively affect the Company’s profitability and growth.

China’s economy has experienced rapid growth, much of it due to the issuance of debt over the last few years. This debt-fueled economic growth has led to growth in the money supply, causing rising inflation. If prices for the Company’s products rise at a rate that is insufficient to compensate for the rise in the cost of production, it may harm the Company’s profitability. In order to control inflation, the Chinese government has imposed controls on bank credit, limits on loans and other restrictions on economic activities. Such policies have led to a slowing of economic growth. Additional measures could further slow economic activity in China, which could, in turn, materially increase the Company’s costs while also reducing demand for the Company’s products.

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

The Company’s long-term business strategy relies on the expansion of its international sales outside China by targeting markets, such as the United States and Brazil. Risks affecting the Company’s international expansion include challenges caused by distance, language and cultural differences, conflicting and changing laws and regulations, foreign laws, international import and export legislation, trading and investment policies, foreign currency fluctuations, the burdens of complying with a wide variety of laws and regulations, protectionist laws and business practices that favor local businesses in some countries, foreign tax consequences, higher costs associated with doing business internationally, restrictions on the export or import of technology, difficulties in staffing and managing international operations, trade and tariff restrictions, and variations in tariffs, quotas, taxes and other market barriers. These risks could harm the Company’s international expansion efforts, which could in turn materially and adversely affect its business, operating results and financial condition.

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

The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of RMB into foreign currency. In July 2005, the Chinese government has adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” Between July 2005 to December 2011, the exchange rate between the RMB and the U.S. dollar appreciated from RMB1.00 to US$0.1205 to RMB 1.00 to US$0.1587. The Company believes that this significant appreciation will continue for the near future. Significant appreciation of the RMB is likely to decrease the income of export products and decrease the Company’s cash flow.

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

On December 25, 2006, the People’s Bank of China, or PBOC, issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by SAFE on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans with Chinese domestic individuals’ participation require approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese domestic individuals who are granted share options or shares by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with the SAFE and complete certain other procedures. As the Company is an offshore listed company, its Chinese domestic directors and employees who may be granted share options or shares shall become subject to the Stock Option Rule. Under the Stock Option Rule, employees stock holding plans, share option plans or similar plans of offshore listed companies with Chinese domestic individuals’ participation must be filed with the SAFE. After the Chinese domestic directors or employees exercise their options, they must apply for the amendment to the registration with the SAFE. As of December 31, 2011, the Company has completed such SAFE registration and other related procedures according to PRC law. If the Company or its Chinese domestic directors or employees fail to comply with these regulations in the future, the Company or its Chinese domestic directors or employees may be subject to fines or other legal sanctions imposed by the SAFE or other Chinese government authorities.

Capital outflow policies in China may hamper the Company’s ability to declare and pay dividends to its stockholders.

China has adopted currency and capital transfer regulations. These regulations may require the Company to comply with complex regulations for the movement of capital. Although the Company’s management believes that it will be in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, the Company may not be able to pay dividends to its stockholders outside of China. In addition, under current Chinese law, the Company’s joint-ventures and wholly owned enterprise in China must retain a reserve equal to 10% of its net income after taxes, not to exceed 50% of its registered capital. Accordingly, this reserve will not be available to be distributed as dividends to the Company’s stockholders. The Company presently does not intend to pay dividends for the foreseeable future. The Company’s board of directors intends to follow a policy of retaining all of its earnings to finance the development and execution of its strategy and the expansion of its business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

The Company’s headquarters are located at No. 1 Henglong Road, Yu Qiao Development Zone, Shashi District, Jing Zhou City Hubei Province, the PRC. Set forth below are the manufacturing facilities operated by each joint venture. The Company has forty-five to fifty years long-term rights to use the lands and buildings.

Name of Entity	Product	Total Area (M2)	Building Area (M2)	Original Cost of Equipment	Site
Henglong	Automotive Parts	225,221	20,226	$35,710,000	Jingzhou City, Hubei Province
		13,393	13,707	$-	Wuhan City, Hubei Province
Jiulong	Power Steering Gear	39,478	23,728	$31,880,000	Jingzhou City, Hubei Province
Shenyang	Automotive Steering Gear	35,354	5,625	$5,480,000	Shenyang City, Liaoning Province
Zhejiang	Steering Pumps	32,000	20,000	$10,610,000	Zhuji City, Zhejiang Province
Jielong	Electric Power Steering	99,580	-	$6,090,000	Wuhan City, Hubei Province
USAI	Sensor Modular	-	-	$900,000	Wuhan City, Hubei Province
Hengsheng	Automotive Steering Gear	170,520	26,000	$12,490,000	Jingzhou City, Hubei Province
Wuhu	Automotive Steering Gear	83,700	12,600	$4,160,000	Wuhu City, Anhui Province
Total		699,246	121,886	$107,320,000

The Company is not involved in investments in (i) real estate or interests in real estate, (ii) real estate mortgages, and (iii) securities of or interests in persons primarily engaged in real estate activities, as all of its land rights are used for production purposes.

ITEM 3.	LEGAL PROCEEDINGS.

On October 25, 2011, a purported securities class action was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period from May 12, 2010 through March 17, 2011. The amended complaint alleges that the Company, certain of its present officers and directors and the Company’s former auditor violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and seeks unspecified damages. The Company has not yet responded to the amended complaint, but believes the allegations in the complaint are without merit. The Company intends to defend itself vigorously against the claims.

On December 23, 2011, a purported shareholder derivative action was filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”) on behalf of the Company. The complaint alleges that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of convertible notes issued in February, 2008. On January 25, 2012, a second purported shareholder derivative action was filed in the Court of Chancery on behalf of the Company. On February 3, 2012 the Court of Chancery consolidated the two cases. The shareholder suits have been stayed pending the outcome of any motion to dismiss in the securities class action. The Company believes the allegations in the shareholder suits are without merit, and intends to defend itself vigorously against the claims.

The Company has not yet been required to respond formally to these lawsuits. In addition, the complaints do not specify an amount of damages that plaintiffs seek. Because these matters are in very early stages, the Company cannot determine whether or not an adverse outcome is probable, nor can it provide a reasonable estimate of potential losses related to these matters. While the Company believes that it has meritorious defenses to each of these actions and intends to defend them vigorously, an adverse outcome in one or more of these matters could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

Other than the above, the Company is not a party to any pending or, to the best of the Company’s knowledge, any threatened legal proceedings. In addition, no director, officer or affiliate of the Company, or owner of record of more than five percent of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICES OF COMMON STOCK

The Company’s common stock has been traded on the NASDAQ Capital Market under the symbol “CAAS.” The high and low bid intra-day prices of the common stock in 2011 and 2010 were reported on NASDAQ for the time periods indicated on the table below. Accordingly, the table below contains the high and low bid closing prices of the common stock as reported on the NASDAQ for the time periods indicated.

	Price Range
	2011		2010
	High	Low	High	Low
First Quarter	$15.02	$7.40	$27.17	$14.18
Second Quarter	$11.59	$6.30	$25.15	$14.60
Third Quarter	$9.29	$4.03	$20.70	$13.60
Fourth Quarter	$5.65	$3.23	$17.98	$13.10

STOCKHOLDERS

The Company’s common shares are issued in registered form. Securities Transfer Corporation in Frisco, Texas is the registrar and transfer agent for the Company’s common stock. As of December 31, 2011, there were 28,260,302 shares of the Company’s common stock outstanding and the Company had approximately 59 stockholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The securities authorized for issuance under equity compensation plans at December 31, 2011 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,200,000	$9.72	1,721,150

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

	Fiscal Years End December 31,

	2006	2007	2008	2009	2010	2011
CAAS	$100	$65	$28	$156	$114	$28
S&P 500[1]	$100	$105	$66	$84	$97	$99
Peer Group	$100	$101	$54	$129	$255	$187
Peer + CAAS	$100	$92	$47	$136	$219	$147

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

The selected consolidated statement of income (loss) and cash flows data for the years ended December 31, 2011, 2010 and 2009 and the selected balance sheet data as of December 31, 2011 and 2010 are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated financial data for the years ended December 31, 2008 and 2007, and the selected balance sheet data as of December 31, 2009, 2008 and 2007, are derived from the Company’s audited consolidated financial statements not included in this Annual Report.

The following selected historical financial information should be read in conjunction with the Company’s consolidated financial statements and related notes and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2007	2008	2009	2010	2011
Statement of income (loss) data:
Net sales	$133,597,003	$163,179,286	$255,597,553	$345,925,182	$347,974,754
Gross profit	45,323,048	41,470,073	61,742,626	80,302,710	68,098,997
Operating expenses	24,611,397	25,207,560	25,648,736	27,384,338	36,201,809
Income from operations	20,737,277	16,996,576	36,932,395	54,047,404	33,378,496
Net income (loss) attributable to parent company	$8,859,906	$10,244,130	$(26,440,871)	$51,738,113	$40,791,987
Earnings (loss) per share attributable to parent company
— basic	$0.37	$0.35	$(0.98)	$1.65	$1.30
— diluted	$0.37	$0.35	$(0.98)	$1.10	$0.69
Statement of cash flows data:
Net cash flows provided by operating activities	$11,324,473	$16,373,966	$34,956,534	$38,552,161	$34,063,290
Net cash flows used in investing activities (1)	$(13,159,277)	$(22,356,060)	$(17,335,687)	$(32,596,741)	$(14,402,403)
Net cash flows provided by/(used in) financing activities (2)	$(7,429,025)	$21,981,953	$(11,290,625)	$(1,394,578)	$871,936

	December 31,
	2007	2008	2009	2010	2011
Balance sheet data:
Cash and cash equivalents	$19,487,159	$37,113,375	$43,480,176	$49,424,979	$72,960,500
Total assets	182,984,687	231,888,141	314,382,572	405,527,665	466,447,120
Long-term debt obligation and accrued make-whole (2)	-	-	-	-	31,187,138
Total liabilities (2)	92,583,555	129,252,311	232,529,179	257,287,874	250,289,944
Total stockholders’ equity	$90,401,132	$102,635,830	$81,853,393	$148,239,791	$216,157,176

(1)	In January 2010, the Company invested $3.1 million to establish a joint venture company with another stockholder, Beijing Henglong. Please see Note 6 to the Consolidated Financial Statements under Item 15 of this Annual Report for more details.

(2)	In February 2008, the Company issued convertible notes in the amount of $35 million, of which $5.0 million and $6.4 million were redeemed and converted into common shares in April 2009 and March 2011, respectively. As of December 31, 2011, 2010, and 2009, the accrued make-whole interests were $7.6 million, $6.6 million and $4.8 million, respectively. Upon expiration of the mandatory redemption period of the convertible notes in February 2011, the outstanding balance of the convertible notes and accrued make-whole interests were reclassified as long-term obligations. Please see Notes 12 and 15 to the Consolidated Financial Statements under Item 15 of this Annual Report for more details.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

GENERAL OVERVIEW

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company.” The Company, through its Sino-foreign joint ventures, engages in the manufacture and sales of automotive systems and components in the People’s Republic of China, the “PRC” or “China.” Genesis, a company incorporated on January 3, 2003 under The Companies Ordinance in Hong Kong as a limited liability company, is a wholly owned subsidiary of the Company. Henglong USA Corporation, “HLUSA,” which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly. Furthermore, the Company owns the following aggregate net interests in the following wholly owned subsidiaries and joint ventures organized in the PRC as of December 31, 2011, 2010, and 2009.

	Aggregate Net Interest
Name of Entity	2011	2010	2009
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”	80.00%	80.00%	80.00%
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”	81.00%	81.00%	81.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”	70.00%	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”	51.00%	51.00%	51.00%
Universal Sensor Application Inc., “USAI”	83.34%	83.34%	83.34%
Wuhu HengLong Auto Steering System Co., Ltd., “Wuhu”	77.33%	77.33%	77.33%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”	85.00%	85.00%	85.00%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”	100.00%	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center”	80.00%	80.00%	80.00%
Beijing Hainachun HengLong Automotive Steering System Co., Ltd, “Beijing HengLong”	50.00%	50.00%	—

RESULTS OF OPERATIONS

2011 Versus 2010 Comparative

Net Sales and Cost of Sales

For the years ended December 31, 2011 and 2010, net sales and cost of sales are summarized as follows:

	Net Sales				Cost of sales
	2011	2010	Change		2011	2010	Change
Henglong	$196,296,846	$197,226,807	$(929,961)	-0.5%	$154,856,218	$150,622,578	$4,233,640	2.8%
Jiulong	69,517,738	92,095,265	(22,577,527)	-24.5	60,387,004	80,664,101	(20,277,097)	-25.1
Shenyang	30,290,139	39,691,553	(9,401,414)	-23.7	26,239,369	33,644,820	(7,405,451)	-22.0
Zhejiang	20,269,837	26,193,095	(5,923,258)	-22.6	15,555,120	18,630,742	(3,075,622)	-16.5
Wuhu	35,271,488	33,057,878	2,213,610	6.7	33,531,226	31,330,114	2,201,112	7.0
Hengsheng[1]	22,313,422	13,092,659	9,220,763	70.4	17,655,987	10,650,920	7,005,067	65.8
Other Sectors[1]	43,357,605	32,707,067	10,650,538	32.6	41,729,969	29,204,686	12,525,283	42.9
Eliminations	(69,342,321)	(88,139,142)	18,796,821	-21.3	(70,079,136)	(89,125,489)	19,046,353	-21.4
Total	$347,974,754	$345,925,182	$2,049,572	0.6%	$279,875,757	$265,622,472	$14,253,285	5.4%

1	Hengsheng was previously included in “Other Sectors.” The Company is now reporting Hengsheng as a separate sector, as it has recently become a principal profit maker. As such, a reclassification has been made to all periods presented to conform to the current period presentation. Such reclassifications had no effect on previously reported results of operations.

Net Sales

Net sales were $347,974,754 for the year ended December 31, 2011, compared with $345,925,182 for the year ended December 31, 2010, an increase of $2,049,572, or 0.6%. Historically, more than 90% of the Company’s business was derived from China and denominated in RMB, and the increase in net sales results from the appreciation of the RMB against the U.S. dollar. The growth rate of the Company’s net sales in 2011 was lower than the prior year’s as China’s auto market demand slowed, as a result of the expiration of government incentive policies (such as subsidies to rural-area consumers, fuel-efficient car buyers and reduced purchase taxes) and tightened auto industry financing. The decrease in sales volume led to a sales decrease of $18,817,548, a decrease in the average selling price led to a sales decrease of $406,716 and the appreciation of the RMB against the U.S. dollar led to a sales increase of $21,273,836 compared with the same period of 2010. Further analysis is as follows:

─	Net sales for Henglong was $196,296,846 for the year ended December 31, 2011, compared with $197,226,807 for the year ended December 31, 2010, representing a decrease of $929,961, or 0.5%. Decrease in sales was mainly due to decrease in sale volumes with a sales decrease of $4,788,983, decrease in selling price with a sales decrease of $5,715,008 and the effect of foreign currency translation of the RMB against the U.S. dollar with a sales increase of $9,574,030.

─	Net sales for Jiulong was $69,517,738 for the year ended December 31, 2011, compared with $92,095,265 for the year ended December 31, 2010, representing a decrease of $22,577,527, or 24.5%. Excluding the net sales of $9,497,104 to Chrysler during the nine months ended September 30, 2010, net sales decrease was $13,080,423, or 15.8% in 2011. Prior to October 1, 2010, sales of Hengsheng’s product to Chrysler were made through Jiulong. Subsequent to that date, Hengsheng directly sells its products to Chrysler. The net sales decrease was mainly due to decrease in sales volumes with a sales decrease of $16,441,619, increase in selling prices resulting from newly developed steering gear models which have higher selling prices than those of old models with a sales increase of $734,771 and the effect of foreign currency translation of the RMB against the U.S. dollar with a sales increase of $2,626,425.

─	Net sales for Shenyang was $30,290,139 for the year ended December 31, 2011, compared with $39,691,553 for the year ended December 31, 2010, representing a decrease of $9,401,414, or 23.7%. Net sales decrease was mainly due to a decrease in sale volumes with a sales decrease of $11,662,345, an increase in selling prices resulting from newly developed steering gear models that have higher selling prices than those of older models with a sales increase of $318,036 and the effect of foreign currency translation of the RMB against the U.S. dollar with a sales increase of $1,942,895.

─	Net sales for Zhejiang was $20,269,837 for the year ended December 31, 2011, compared with $26,193,095 for the year ended December 31, 2010, representing a decrease of $5,923,258, or 22.6%. Net sales decrease was mainly due to a decreased sale volumes with a sales decrease of $5,682,237, a decrease in selling price with a sales decrease of $1,521,246 and the effect of foreign currency translation of the RMB against the U.S. dollar with a sales increase of $1,280,225.

─	Net sales for Wuhu was $35,271,488 for the year ended December 31, 2011, compared with $33,057,878 for the year ended December 31, 2010, representing an increase of $2,213,610, or 6.7%. Net sales increase was mainly due to a decrease in sale volumes with a sales decrease of $1,752,322, an increase in selling prices resulting from newly developed steering gear models which have higher selling prices than that of older models with a sales increase of $2,331,516 and the effect of foreign currency translation of the RMB against the U.S. dollar with a sales increase of $1,634,416.

─	Net sales for Hengsheng was $22,313,422 for the year ended December 31, 2011, compared with $13,092,659 for the year ended December 31, 2010, representing an increase of $9,220,763, or 70.4%. Net sales increase was mainly due to an increase in automobile consumption in the United States as a result of its economic recovery. Hengsheng’s products were all sold to United States. Increase in sale volumes lead to a sales increase of $10,083,605, a decrease in selling price led to a sales decrease of $1,497,148 and the appreciation of the RMB against the U.S. dollar led to a sales increase of $634,306.

─	Net sales for Other Sectors was $43,357,605 for the year ended December 31, 2011, compared with $32,707,067 for the year ended December 31, 2010, representing an increase of $10,650,538 or 32.6%. Net sales increase was mainly due to an increase in the market demand for newly developed EPS products. Increase in sale volumes led to a sales increase of $4,567,049, increase in selling prices resulting from newly developed steering gear models that have higher selling prices than those of older models led to a sales increase of $4,408,880 and the appreciation of the RMB against the U.S. dollar led to a sales increase of $1,674,609.

Cost of Sales

For the year ended December 31, 2011, the cost of sales was $279,875,757, compared with $265,622,472 for the same period of 2010, an increase of $14,253,285, or 5.4%. Increase in cost of sales was mainly due to the net effect of decrease in sale volumes with a cost of sales decrease of $15,326,980, increase in unit cost with a cost of sales increase of $12,175,705, and the appreciation of the RMB against the U.S. dollar with a cost of sales increase of $17,404,560. The increase in the unit cost of sales was primarily due to an increase in the cost of raw materials, such as steel. Further analysis is as follows:

─	Cost of sales for Henglong was $154,856,218 for the year ended December 31, 2011, compared with $150,622,578 for the year ended December 31, 2010, representing an increase of $4,233,640, or 2.8%. Increase in cost of sales was mainly due to a decrease in sales volumes with a cost of sales decrease of $6,878,103, an increase in unit cost with a cost of sales increase of $3,775,578 and the effect of foreign currency translation of the RMB against the U.S. dollar with a cost of sales increase of $7,336,165.

─	Cost of sales for Jiulong was $60,387,004 for the year ended December 31, 2011, compared with $80,664,101 for the year ended December 31, 2010, representing a decrease of $20,277,097, or 25.1%. Excluding the cost of sales of $7,430,534 to Chrysler during the nine months ended September 30, 2010, cost of sales decrease was $12,846,563, or 17.5%. Prior to October 1, 2010, the sales of Hengsheng’s products to Chrysler were made through Jiulong. Subsequent to that date, Hengsheng directly sells its products to Chrysler. Decrease in cost of sales was mainly due to a decrease in sales volumes with a cost of sales decrease of $16,301,757, an increase in unit cost with a cost of sales increase of $932,206 and the effect of foreign currency translation of the RMB against the U.S. dollar with a cost of sales increase of $2,522,988.

─	Cost of sales for Shenyang was $26,239,369 for the year ended December 31, 2011, compared with $33,644,820 for the year ended December 31, 2010, representing a decrease of $7,405,451, or 22.0%. Decrease in cost of sales was mainly due to a decrease in sales volumes with a cost of sales decrease of $10,121,205, an increase in unit cost with a cost of sales increase of $1,071,712 and the effect of foreign currency translation of the RMB against the U.S. dollar with a cost increase of $1,644,042.

─	Cost of sales for Zhejiang was $15,555,120 for the year ended December 31, 2011, compared with $18,630,742 for the year ended December 31, 2010, representing a decrease of $3,075,622, or 16.5%. Decrease in cost of sales was mainly due to a decrease in sales volumes with a cost of sales decrease of $4,101,041, an increase in unit cost with a cost of sales increase of $113,424 and the effect of foreign currency translation of the RMB against the U.S. dollar with a cost increase of $911,995.

─	Cost of sales for Wuhu was $33,531,226 for the year ended December 31, 2011, compared with $31,330,114 for the year ended December 31, 2010, representing an increase of $2,201,112, or 7.0%. Increase in cost of sales was mainly due to a decrease in sales volumes with a cost of sales decrease of $1,647,723, an increase in unit cost with a cost of sales increase of $2,336,653 and the effect of foreign currency translation of the RMB against the U.S. dollar with a cost increase of $1,512,182.

─	Cost of sales for Hengsheng was $17,655,987 for the year ended December 31, 2011, compared with $10,650,920 for the year ended December 31, 2010, representing an increase of $7,005,067, or 65.8%. Increase in cost of sales increase was mainly due to an increase in automobile consumption in the United States as a result of its economic recovery. The increase in sales volumes led to a cost of sales increase of $8,561,925, a decrease in unit cost as a result of increase in purchases led to a cost of sales decrease of $2,074,006 and the appreciation of the RMB against U.S. dollar led to a cost of sales increase of $517,148.

─	Cost of sales for Other Sectors was $41,729,969 for the year ended December 31, 2011, compared with $29,204,686 for the year ended December 31, 2010, representing an increase of $12,525,283, or 42.9%. Increase in net cost of sales was mainly due to an increase in market demand of newly developed EPS, which resulted in an increase in sales volumes. The increase in sales volumes led to a cost of sales increase of $5,543,612. Given that the Company’s market share of EPS in the China market is relatively low, and yet to reach a production level with economies of scale, the Company could not purchase relevant materials from suppliers for a lower price. Furthermore certain suppliers increased their selling prices as a result of inflation, which resulted in an increase in costs of sales of $5,480,944. The appreciation of the RMB against the U.S. dollar led to a cost of sales increase of $1,500,727.

Gross margin was 19.6% for the year ended December 31, 2011, representing a 3.6 percentage point decrease from 23.2% for the same period of 2010, which was primarily due to a decrease of selling price and an increase of unit cost.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials and other assets. For the year ended December 31, 2011, gain on other sales amounted to $1,481,308, while it amounted to $1,129,032 for the year ended December 31, 2010. The increase of $352,276, or 31.2%, was mainly due to an increase in sales of materials.

Selling Expenses

For the years ended December 31, 2011 and 2010, selling expenses are summarized as follows:

	Year Ended December 31
	2011	2010	Increase/(Decrease)	Percentage
Salaries and wages	$2,337,901	$2,247,519	$90,382	4.0%
Office expense	1,509,413	1,129,348	380,065	33.7
Transportation expense	4,634,306	4,690,313	(56,007)	-1.2
Rent expense	1,277,140	1,085,128	192,012	17.7
Other expense	213,075	211,567	1,508	0.1
Total	$9,971,835	$9,363,875	$607,960	6.5%

Selling expenses were $9,971,835 for the year ended December 31, 2011. As compared to $9,363,875 for the year ended December 31, 2010, there was an increase of $607,960, or 6.5%, which was mainly due to an:

•	increase in office expenses (including office supplies, travel expenses and meeting expenses), as a result of an increase in marketing activities; and

•	increase in rent expense due to expansion of commercial networks, which led to increases in product warehouses rental.

General and Administrative Expenses

For the years ended December 31, 2011 and 2010, general and administrative expenses are summarized as follows:

	Year Ended December 31,
	2011	2010	Increase/ (Decrease)	Percentage
Salaries and wages	$5,401,098	$4,681,335	$719,763	15.4%
Labor insurance expenses	2,988,187	2,086,319	901,868	43.2
Maintenance and repair expenses	1,112,250	679,858	432,392	63.6
Property and other taxes	1,479,122	1,179,092	300,030	25.4
Provision/(recovery) for bad debts	(75,486)	(2,558,818)	2,483,332	-97.0
Office expense	1,642,180	958,542	683,638	71.3
Depreciation and amortization expense	919,682	691,721	227,961	33.0
Listing expenses[1]	2,370,880	1,939,774	431,106	22.2
Others expenses	386,456	371,388	15,068	4.1
Total	$16,224,369	$10,029,211	$6,195,158	61.8%

1	Listing expenses consisted of the costs associated with legal, accounting and auditing fees for operating a public company. The expenses also included share-based compensation expense for options granted to members of the audit committee.

General and administrative expenses were $16,224,369 for the year ended December 31, 2011. As compared to $10,029,211 for the year ended December 31, 2010, there was an increase of $6,195,158, or 61.8%.

The analysis of expense items with significant fluctuation is as follows:

•	Increases in salaries and wages and labor insurance expenses were mainly due to an overall increase in labor cost and additional endowment insurance for employees.

•	Increase of maintenance and repair expenses was mainly due to repair and maintenance projects on certain office facilities in 2011, thus the costs of maintenance of office facilities and repair increased in 2011.

•	Increase in property and other taxes paid to government was mainly due to acquisition of new land use rights and development of new properties in 2011.

•	The Company recorded provision for bad debts based on specific identification methods. Decrease in provision for bad debts in 2011 was mainly due to further improvement of OEMs’ financial positions as a result of the continuing growth of China's economy. Compared with bad debt recovery of $2.6 million in 2010, in 2011, the Company collected less aged accounts receivable that was previously considered uncollectible and for which the Company made provisions. Accordingly, there was less of a reversal of the provision for bad debts.

•	The increase in office expense was mainly due to expansion of operations.

•	The increase of depreciation and amortization expense was mainly due to the increase in the number of land and buildings, office equipment and software as a result of operation expansion.

•	The increase in listing expenses was mainly due to the increase of auditing expenses, accounting consulting expenses and attorney service expenses. The increase in professional fees was mainly due to increased cost in the requirement of compliance as a publicly listed entity, the restatement of certain of the Company’s previously reported financial statements and the need to evaluate the Company’s internal control over financial reporting.

Research and Development Expenses

Research and development expenses, “R & D” expenses, were $10,005,605 for the year ended December 31, 2011. As compared to $7,991,252 for the year ended December 31, 2010, there was an increase of $2,014,353, or 25.2%.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce new and innovative products on a cost-competitive basis. In 2011, foreign OEMs significantly increased their demand for EPS, but the related technology in China is still in the research and development and testing stage. In order to expand into the market for EPS, the Company increased its investment in the research and development of EPS in 2011, including assigning the Company’s senior technicians and advanced manufacturing equipment to EPS, establishing the EPS trail-production department, introducing technology expectations and purchasing advanced technology and test equipment. At present, the Company has developed several types of EPSs suitable for small-engine cars, and has sold certain quantities of EPS.

Income from Operations

Income from operations was $33,378,496 for the year ended December 31, 2011. As compared to $54,047,404 for the year ended December 31, 2010, there was a decrease of $20,668,908, or 38.2%, which mainly consisted of a decrease of $12,203,713, or 15.2%, in gross profit, an increase of $352,276, or 31.2%, in gain on other sales (such as raw materials) and an increase in operating expenses of $8,817,471, or 32.2%.

Other Income, Net

Other income was $168,749 for the year ended December 31, 2011. As compared to $558,058 for the year ended December 31, 2010, there was a decrease of $389,309, or 69.8%, primarily as a result of fewer government subsidies being recognized in 2011.

The Company’s government subsidies consisted of an interest subsidy and an investment subsidy. Interest subsidies are refunds of bank interest charges offered by the Chinese government. Investment subsidies are subsidies for encouraging foreign investors to set up technologically advanced enterprises in China.

For the year ended December 31, 2011, the Company received interest subsidy of $168,749.

For the year ended December 31, 2010, the Company received interest subsidy of $311,291, and investment subsidy of $231,951, as Henglong was qualified as an advanced enterprise.

Financial Expenses

Financial expenses were $3,983,817 for the year ended December 31, 2011. As compared to financial expenses of $3,360,837 for 2010, there was an increase of $622,980, or 18.5%, primarily as a result of an: (a) increase in the average balance of borrowings increased to $8.6 million in 2011 from $6.0 million in 2010; (b) increase in the average borrowing interest rate to 6.29% in 2011 from 5.25% in 2010; and (c) increase in foreign currency losses, as the Company’s PRC based subsidiaries and Genesis maintain their books and records in the RMB (their functional currency) and Hengsheng, which is also based in the PRC, settles its external sales in U.S. dollars. During 2011, the RMB appreciated approximately by 5% against the U.S. dollar.

Gain (Loss) on Change in Fair Value of Derivatives

During the year ended December 31, 2011, the gain on change in fair value of the derivatives embedded in the convertible notes was $20,971,087. As compared to $20,171,698 for the year ended December 31, 2010, there was an increase of $799,389. The derivative liability was marked to market each period.

Compared with the fair value of compound derivative liabilities as of December 31, 2010, the fair value of compound derivative liabilities decreased $24,712,660, including: (a) on March 1, 2011, an investor converted $6,428,571 of the principal amount of the convertible notes and, correspondingly, the derivative liabilities decreased $3,741,573; and (b) during the year ended December 31, 2011, the Company’s common stock market price dropped to $3.30 from $13.62 at the beginning of year, which significantly decreased fair value of $20,971,087 for the embedded conversion option of the convertible notes. See Note 13 to the Consolidated Financial Statements under Item 15 of this Annual Report for more details.

During the year ended December 31, 2010, the Company’s common stock market price dropped to $13.62 from $18.71 at the beginning of the year, which significantly decreased the intrinsic value of the embedded conversion option of the convertible notes. As a result, the fair value of compound derivative liabilities decreased significantly and, correspondingly, the gain on change in fair value of derivatives increased.

The increase of gain on change in fair value of derivatives as compared with 2010 was primarily due to greater stock price decreases with lower compound derivative liabilities in 2011.

Gain on Convertible Notes Conversion

During the year ended December 31, 2011, the Company recognized a gain of $1,564,418 for convertible notes conversion which occurred in March 2011 whereas there was no convertible note converted in 2010.

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

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $52,098,933 for the year ended December 31, 2011, compared with $71,416,323 for the year ended December 31, 2010, a decrease of $19,317,390, or 27.0%, including a decrease in income from operations of $20,668,908, a decrease in gain on other income of $389,309, an increase in financial expense of $622,980, an increase in gain on change in fair value of derivative of $799,389 and an increase in gain on convertible notes conversion of $1,564,418.

Income Taxes

Income tax expense was $4,353,702 for the year ended December 31, 2011, compared to $8,484,205 for the year ended December 31, 2010, a decrease of $4,130,503, mainly because of: (1) a decrease in income before income tax; and (2) certain joint ventures of the Company based in the PRC that were qualified as an “Advanced Technology Enterprises” in 2011 need to have their qualification re-assessed in 2012. Thus, for these entities, their current tax rates of 12.5% and 15% need further government assessment. If such approval is not given, these entities will be subject to a tax rate of 25% in 2012. Therefore, the Company has calculated deferred income tax for these joint ventures based on a rate of 25% in 2011, while preferential rates were applied previously. As a result, additional deferred tax assets of $929,795 were recognized, which offset the current income tax expense. See Note 25 to the Consolidated Financial Statements under Item 15 of this Annual Report. For a full reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate of 35%, and further explanation of the Company’s provision for taxes, see Note 27 to the consolidated financial statements in Item 15.

Net Income

Net income was $47,903,481 for the year ended December 31, 2011. As compared with $62,917,302 for the year ended December 31, 2010, there was a decrease of $15,013,821 or 23.9%, representing a decrease in income before income tax expenses and equity in earnings of affiliated companies of $19,317,390, or 27.0%, a decrease in income tax expenses of $4,130,503, or 48.7%, and an increase in equity in earnings of affiliated companies of $173,066.

Net Income Attributable to Noncontrolling Interests

The Company recorded net income attributable to noncontrolling interests of $7,111,494 for the year ended December 31, 2011, compared to $11,179,189 for the year ended December 31, 2010, a decrease of $4,067,695, or 36.4%.

The Company owns different equity interests in nine joint ventures, through which it conducts its operations. The operating results of eight entities were consolidated in the Company’s financial statements for the years ended December 31, 2011, 2010 and 2009. The Company records the net income attributable to noncontrolling interests of the respective entities for each period.

In 2011, net income attributable to noncontrolling interests decreased as compared to that of 2010, primarily resulting from a decrease in net income of joint ventures.

Net Income Attributable to Parent Company

Net income attributable to parent company was $40,791,987 for the year ended December 31, 2011. As compared to $51,738,113 for the year ended December 31, 2010, there was a decrease of $10,946,126, consisting of a decrease in net income of $15,013,821, and a decrease in net income attributable to noncontrolling interests of $4,067,695.

2010 Versus 2009 Comparative

Net Sales and Cost of Sales

For the years ended December 31, 2010 and 2009, net sales and cost of sales are summarized as follows:

	Net Sales				Cost of sales
	2010	2009	Change		2010	2009	Change
Henglong	$197,226,807	$153,459,876	$43,766,931	28.5%	$150,622,578	$112,141,910	$38,480,668	34.3%
Jiulong	92,095,265	61,613,116	30,482,149	49.5	80,664,101	53,368,639	27,295,462	51.1
Shenyang	39,691,553	32,492,844	7,198,709	22.2	33,644,820	27,051,979	6,592,841	24.4
Zhejiang	26,193,095	24,193,366	1,999,729	8.3	18,630,742	18,926,080	(295,338)	-1.6
Wuhu	33,057,878	26,496,148	6,561,730	24.8	31,330,114	25,769,456	5,560,658	21.6
Hengsheng[1]	13,092,659	10,209,668	2,882,991	28.2	10,650,920	7,244,787	3,406,133	47
Other Sectors[1]	32,707,067	596,865	32,110,202	5379.8	29,204,686	710,971	28,493,715	4007.7
Eliminations	(88,139,142)	(53,464,330)	(34,674,812)	64.9	(89,125,489)	(51,358,895)	(37,766,594)	73.5
Total	$345,925,182	$255,597,553	$90,327,629	35.3%	$265,622,472	$193,854,927	$71,767,545	37.0%

1.	Hengsheng was previously included in “Other Sectors.” The Company is now reporting Hengsheng as a separate sector in 2011, as it has recently become a principal profit maker. As such, a reclassification has been made to all periods presented to conform to the current period presentation. Such reclassifications had no effect on previously reported results of operations.

Net Sales

Net sales were $345,925,182 for the year ended December 31, 2010, compared with $255,597,553 for the year ended December 31, 2009, an increase of $90,327,629, or 35.3%, mainly due to the increases in the income of Chinese residents and significant government investment, including incentives to buyers, leading to an increase in demand of passenger vehicles and commercial vehicles, and the resultant increase in the Company’s sales of steering gear and pumps. Further analysis is as follows:

─	Net sales for Henglong was $197,226,807 for the year ended December 31, 2010, compared with $153,469,876 for the year ended December 31, 2009, representing an increase of $43,766,931, or 28.5%. Net sales increase was mainly due to increased sale volumes with a sales increase of $56,708,725, the impact from the decrease in sales price of $15,532,900 and the effect of foreign currency translation with a sales increase of $2,591,106.

─	Net sales for Jiulong was $92,095,265 for the year ended December 31, 2010, compared with $61,613,116 for the year ended December 31, 2009, representing an increase of $30,482,149, or 49.5%. The net sales increase was mainly due to increased sale volumes with a sales increase of $25,273,955, the impact from the increase in sales price of $4,159,962 and the effect of foreign currency translation with a sales increase of $1,048,232.

─	Net sales for Shenyang was $39,691,553 for the year ended December 31, 2010, compared with $32,492,844 for the year ended December 31, 2009, representing an increase of $7,198,709, or 22.2%. The net sales increase was mainly due to increased sale volumes with a sales increase of $8,770,764, the impact from the decrease in sales price of $2,077,612, and the effect of foreign currency translation with a sales increase of $505,557.

─	Net sales for Zhejiang was $26,193,095 for the year ended December 31, 2010, compared with $24,193,366 for the year ended December 31, 2009, representing an increase of $1,999,729, or 8.3%. The net sales increase was mainly due to decreased sale volumes with a sales decrease of $233,616, the impact from the increase in sales price of $1,875,753 and the effect of foreign currency translation with a sales increase of $357,592.

─	Net sales for Wuhu was $33,057,878 for the year ended December 31, 2010, compared with $26,496,148 for the year ended December 31, 2009, representing an increase of $6,561,730, or 24.8%. The net sales increase was mainly due to increased sale volumes with a sales increase of $7,006,394, the impact from the decrease in sales price of $878,314 and the effect of foreign currency translation with a sales increase of $433,650.

─	Net sales for Other Sectors was $45,799,726 for the year ended December 31, 2010, compared with $10,806,533 for the year ended December 31, 2009, representing an increase of $34,993,193 or 323.8%. The net sales increased mainly due to the development of new market, such as the U.S. market and EPS market. For the U.S. market, net sales were $16,950,000 in 2010, compared with $6,430,000 in 2009, representing an increase of $10,520,000. For the new products in the China market, net sales were $28,850,000 in 2010, compared with $4,380,000 in 2009, representing an increase of $24,470,000.

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

Selling Expenses

For the years ended December 31, 2010 and 2009, selling expenses are summarized as follows:

	Year Ended December 31
	2010	2009	Increase(Decrease)	Percentage
Salaries and wages	$2,247,519	$2,563,384	$(315,865)	-12.3%
Office expense	1,129,348	841,748	287,600	34.2
Transportation expense	4,690,313	3,703,818	986,495	26.6
Rent expense	1,085,128	699,206	385,922	55.2
Other expense	211,567	84,384	127,183	150.7
Total	$9,363,875	$7,892,540	$1,471,335	18.6%

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

General and Administrative Expenses

For the years ended December 31, 2010 and 2009, general and administrative expenses are summarized as follows:

	Year Ended December 31
	2010	2009	Increase (Decrease)	Percentage
Salaries and wages	$4,681,335	$4,623,631	$57,704	1.2%
Labor insurance expenses	2,086,319	2,123,071	(36,752)	-1.7
Maintenance and repair expenses	679,858	1,214,160	(534,302)	-44.0
Taxes	1,179,092	1,120,948	58,144	5.2
Provision/(income) for bad debts	(2,558,818)	120,483	(2,679,301)	-2223.8
Office expense	958,542	1,189,475	(230,933)	-19.4
Depreciation and amortization expense	691,721	2,955,159	(2,263,438)	-76.6
Listing expenses[1]	1,939,774	1,589,236	350,538	22.1
Others expenses	371,388	258,863	112,525	43.5
Total	$10,029,211	$15,195,026	$(5,165,815)	-34.0%

1	Listing expenses consisted of the costs associated with legal, accounting and auditing fees for operating a public company. The expenses also included share-based compensation expense for options granted to members of the audit committee.

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

Research and Development Expenses

Research and development expenses, “R&D” expenses, were $7,991,252 for the year ended December 31, 2010, compared to $2,561,170 for the year ended December 31, 2009, an increase of $5,430,084, or 212.0%.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce new and innovative products on a cost-competitive basis. In 2010, foreign OEMs significantly increased their demand for EPS, but the related technology in China is still in the research and development and testing stage. In order to market “EPS” quickly, the Company invested more in the R&D of “EPS” in 2010, including focusing the Company’s senior technicians and advanced manufacture equipment on “EPS” establishing the “EPS” trail-production department, introducing technology expectations and purchasing advanced technology and test equipment.

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

Other Income, Net

Other income was $558,058 for the year ended December 31, 2010, compared to $94,534 for the year ended December 31, 2009, an increase of $463,524, or 490.3%, primarily as a result of increased government subsidies.

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

Income (Loss) before Income Taxes

Income before income taxes was $71,416,323 for the year ended December 31, 2010, compared to a loss of $13,931,112 for the year ended December 31, 2009, an increase of $85,347,435, consisting of increased income from operations of $17,115,009, increased other income of $463,524, decreased finance expenses of $4,522,877, and increased gain on change in fair value of derivative of $63,246,025.

Income taxes

Income tax expense was $8,484,205 for the year ended December 31, 2010, compared to $4,720,013 for the year ended December 31, 2009, an increase of $3,764,192, mainly because of: (1) an increase in income before income tax in the PRC market that was not offset by losses before income tax in the U.S. market and the Company made a provision for deferred income tax assets in the United States (see Note 9); (2) while there was a gain before income tax in the United States for the year ended December 31, 2010 (and loss for the year ended December 31, 2009) mainly due to a change in the fair value of convertible notes, the Company cannot recognize such gain as a deferred income tax as if it was a permanent change; and (3) a decrease of foreign government tax return. For a full reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate of 35% and further explanation of the Company’s provision for taxes, see Note 27 to the consolidated financial statements in Item 15.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and internally generated cash. As of December 31, 2011, the Company had cash and cash equivalents of $72,960,500. As compared to $49,424,979 and $43,480,176 as of December 31, 2010 and 2009, there was an increase of $23,535,521 and $29,480,324, respectively.

The Company had working capital of $147,819,863 as of December 31, 2011. As compared with $54,191,797 as of December 31, 2010, there was an increase of $93,628,066, or 172.8%, which mainly includes: (a) according to the terms of the convertible notes, convertible notes payable, compound derivative liabilities and accrued make-whole redemption interest expense for convertible notes were recorded as current liabilities before February 15, 2011 (which was the last annual redemption date), and thereafter reclassified to and recorded as non-current liabilities as the convertible notes will mature on February 15, 2013 (refer to Note 15 to the Consolidated Financial Statements); (b) on March 1, 2011, an investor converted $6,428,571 of the principal amount of the convertible notes and, correspondingly, decreased the principal amount and compound derivative liabilities (refer to Note 13); and (c) the net income realized in the current year.

The Company intends to indefinitely reinvest the funds in subsidiaries incorporated in China.

Capital Source

The Company’s capital source is multifaceted, such as bank loans and banker’s acceptance bill facilities. In financing activities and operating activities, the Company’s banks require the Company to sign lines of credit agreement and repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, such one year facilities can be extended for another year.

The Company had bank loans maturing in less than one year of $10,315,987 (Note 10) and bankers’ acceptances of $57,307,445 (Note 11) as of December 31, 2011.

The Company currently expects to be able to obtain similar bank loans and bankers’ acceptance bills in the future if it can provide adequate mortgage security following the termination of the above mentioned agreements (See the table of Bank Arrangements below). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptance bills will be devalued by approximately $14,799,392. If the Company wishes to obtain the same amount of bank loans and banker's acceptance bills, it will have to provide $14,799,392 additional mortgages as of the maturity date of such agreements (See the table in section (a) Bank loan). The Company still can obtain a reduced line of credit with a reduction of $8,137,184, which is 54.98% (the mortgage rates) of $14,799,392, if it cannot provide additional mortgages. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity.

On February 15, 2008, the Company issued $35,000,000 of convertible notes to Lehman Brothers Commercial Corporation Asia Limited, “LBCCA”, and YA Global Investments, L.P., “YA Global”, maturing in 5 years. According to the terms of the convertible notes (as described in Note 12), convertible notes may be required to be repaid in cash on or prior to their maturity. For example, convertible note holders are entitled to require the Company to redeem all or any portion of the convertible notes in cash, if the Weighted Average Price (WAP) for twenty (20) consecutive trading days is less than $3.187 at any time following February 15, 2009, the “WAP Default,” by delivering written redemption notice to the Company within five (5) business days after the receipt of the Company’s notice of the WAP Default.

As a result of the worldwide financial crisis in 2009, the Company’s stock’s WAP for twenty (20) consecutive trading days ended on March 16, 2009 was below $3.187. On March 17, 2009, the Company delivered two WAP Default notices to the convertible note holders. On March 27, 2009, the Company received a letter dated March 26, 2009 from YA Global, one of the convertible note holders, electing to require the Company to redeem all the three convertible notes it held in the total principal amount of $5,000,000, together with interest, late charges, if any, and the Other Make Whole Amount as defined in Section 5(d) of the convertible notes. After negotiation, on April 15, 2009, the Company paid YA Global $5,041,667 for the total principal amount ($5,000,000), together with interest and late charges, if any. YA Global has waived its entitlement to the Other Make Whole Amount.

Following the WAP Default notices, the Company received a letter from the provisional liquidator acting on behalf of LBCCA, the “LBCCA Liquidator,” requesting that it be granted an extension until April 24, 2009 to consider its rights under the convertible notes. The Company granted an extension to April 15, 2009. The LBCCA Liquidator further requested another extension to April 24, 2009. On April 24, 2009, LBCCA’s lawyers sent three Holder Redemption Notices electing to redeem the entire outstanding principal of $30,000,000, together with interest, late charges, if any, and the Other Make Whole Amount, to be paid on July 23, 2009. The Company discussed settlement with the LBCCA Liquidator, and on or about July 22, 2009, the Company and the LBCCA Liquidator agreed to extend the applicable holder mandatory redemption date for two months to September 23, 2009 to give more time to the Company and the LBCCA Liquidator to pursue settlement discussion. The Company received a letter dated September 22, 2009 from the LBCCA Liquidator stating that upon the Company’s acceptance of the revocation, all holder redemption notices dated April 24, 2009 shall be immediately revoked as if they were never issued, and the letter and the revocation did not purport to amend, restate or supplement any other terms and conditions under the three Notes and Securities Purchase Agreements dated 1 February 2008 between the Company and the LBCCA Liquidator. The Company accepted such revocation on September 23, 2009. On March 1, 2011, LBCCA Liquidator converted $6,428,571 of the principal amount of the convertible notes at a conversion price of $7.0822 per share and the Company issued 907,708 shares of its common stock to the investor. No additional consideration was paid for the conversion of the convertible notes into common stock.

For the years ended December 31, 2011 and 2010, the Company’s stock’s WAP for any twenty consecutive trading days was above $3.187.

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

Bank Arrangements

As of December 31, 2011, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Due Date		Amount Available	Amount Used		Mortgage Value
1.Comprehensive credit facilities(1)	Bank of China	Jan-12	(2)	$22,377,756	$4,761,225		$6,879,208
2.Comprehensive credit facilities	Jingzhou Commercial Bank	Apr-12		31,741,497	14,519,624		71,066,736
3.Comprehensive credit facilities	China Construction Bank	Oct-12		12,696,599	3,174,150		32,125,934
4.Comprehensive credit facilities(1)	Shanghai Pudong Development Bank	Dec-13		15,870,749	9,890,314		12,866,860
5.Comprehensive credit facilities	China CITIC Bank	Sep-12		16,505,579	14,848,990		14,767,732
6.Comprehensive credit facilities	Industrial and Commercial Bank of China	May-12		16,188,164	8,710,660		4,119,761
7.Comprehensive credit facilities (1)	China Hua Xia Bank	Jan-12	(2)	25,393,198	3,676,459		33,033,938
8.Comprehensive credit facilities	China Everbright Bank	Aug-14		4,761,225	6,900,903	(3)	8,126,522
Total				$145,534,767	$66,482,325	(4)	$182,986,691

(1)	Henglong’s comprehensive credit facility with China CITIC Bank, Henglong and Jielong's comprehensive credit facility with Shanghai Pudong Development Bank, and Henglong's comprehensive credit facility with Hua Xia Bank, also need to be guaranteed by Jiulong, another subsidiary of the Company, in addition to the above pledges.

(2)	As at the date of this Annual Report, the comprehensive credit line arrangements with the Bank of China and China Hua Xia Bank have expired. The Company plans to negotiate with these lenders to renew the agreements. The Company does not anticipate that there will be any material adverse impact if the Company fails to renew as the Company has obtained sufficient comprehensive credit lines from other banks.

(3)	The amount available for use was increased to the amount of assets pledged with the bank.

(4)	Total amount used includes bank loans of $10,315,987 and notes payable of $56,166,338 as of December 31, 2011. Please see Notes 10 and 11 to the Consolidated Financial Statements under Item 15 of this Annual Report for more details.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 364-day revolving line.

The Company refinanced its short-term debt during 2011 at annual interest rates of 5.31% to 7.87%, and maturity terms of twelve months. Pursuant to the comprehensive credit line arrangement the Company pledged: (1) land use rights with an assessed value of $6.9 million as security for its comprehensive credit facility with the Bank of China; (2) land use rights and equipment with an assessed value of approximately $71.1 million as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; (3) equipment, land use rights and buildings with an assessed value of approximately $32.1 million as security for its comprehensive credit facility with China Construction Bank; (4) land use rights and buildings with an assessed value of approximately $12.9 million as security for its comprehensive credit facility with Shanghai Pudong Development Bank; (5) land use rights and buildings with an assessed value of approximately $14.8 million as security for its comprehensive credit facility with China CITIC Bank; (6) land use rights and buildings with an assessed value of approximately $4.1 million as security for its comprehensive credit facility with Industrial and Commercial Bank of China; (7) accounts receivable with an assessed value of approximately $33.0 million as security for its comprehensive credit facility with China Hua Xia Bank; and (8) land use rights and buildings with an assessed value of approximately $8.1 million as security for its comprehensive credit facility with China Everbright Bank.

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

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term bank loan including interest payable	$10,315,987	$10,315,987	$—	$—	$—
Notes payable[2]	57,307,445	57,307,445	—	—	—
Convertible notes payable	23,571,429	-	23,571,429	—	—
Convertible notes interest[1]	12,982,849	1,572,968	11,409,881	—
Other contractual purchase commitments, including service agreements	12,037,323	7,159,582	4,877,741	—	—
Total	$116,215,033	$76,355,982	$39,859,051	$—	$—

1	Including accrued make-whole redemption interest expense of $7,615,709, accrued coupon interest of $625,447 and interest and make-whole obligation of $4,870,615 to be accrued.

2	Notes payable do not bear interest.

Short-term Bank Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of December 31, 2011.

Bank	Purpose	Borrowing Date	Borrowing Term (Year)	Annual Percentage Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
China Construction Bank	Working Capital	29-Jun-11	1	6.56%	Pay monthly	28-Jun-12	$3,174,150
Bank of China	Working Capital	30-Sep-11	1	6.56%	Pay monthly	29-Sep-12	4,761,225
China CITIC Bank	Working Capital	6-Jul-11	1	7.87%	Pay monthly	5-Jul-12	2,380,612
Total							$10,315,987

The Company must use the loans for the purpose described in the table. If the Company fails to do so, it will be charged a penalty interest at 100% of the specified loan rate listed in the table above. The Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged a compounded interest at the specified rate in the above table. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of December 31, 2011, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of December 31, 2011:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital [1]	3-6	Jan-12	$7,321,970
Working Capital [1]	3-6	Feb-12	7,858,782
Working Capital	3-6	Mar-12	12,768,906
Working Capital	3-6	Apr-12	11,748,839
Working Capital	3-6	May-12	8,355,092
Working Capital	3-6	Jun-12	9,254,056
Total			$57,307,445

1	The notes payable were settled in January and February 2012, respectively.

The Company must use notes payable for the purpose described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 150% of the loan rate that is published by the People’s Bank of China in the same period. Management believes that the Company had complied with such financial covenants as of December 31, 2011, and will continue to comply with them.

Cash flows

(a)	Operating activities

Compared with the net cash generated from operations during the year ended December 31, 2010 and 2009 of $38,552,161 and $34,956,534, respectively, net cash generated from operations during the year ended December 31, 2011 was $34,063,290. Net cash generated from operations in 2011 decreased by $4,488,872 from 2010, whereas net cash generated from operations in 2010 increased by $3,595,628 from 2009.

The decrease in net cash generated from operations in 2011 was mainly due to decreases in gross profit and in accounts and notes payable, and increases in accounts and notes receivable and inventory compared with those of 2010.

As compared with 2009, in 2010, the primary factors for the increase in net cash generated from operations were the increase in gross profit and accounts and notes payable.

For the years ended December 31, 2011, 2010 and 2009, changes in the balances of accounts and notes payable used cash flow of $15,013,604, $36,821,221, and $48,178,260, respectively, and cash flow decreased in the amount of $21,807,617, $11,357,039, and increased in $39,858,788 year on year.

For the years ended December 31, 2011, 2010 and 2009, changes in the balances of accounts receivable generated cash flow of $6,294,797, and used cash flow of $14,450,692 and $43,700,826, respectively.

For the years ended December 31, 2011, 2010 and 2009, changes in the balances of notes receivable used cash flow of $12,495,349, $18,605,172, and $15,034,485, respectively. The settlements of notes receivable are guaranteed by issuing banks, and may be converted into cash whenever the Company factors them. Therefore, the increase in notes receivable does not have any material adverse effect on the Company’s operations.

During the year ended December 31, 2011, the inventory turnover rate of the Company decreased as a result of a slowdown in the growth of China’s automobile industry. Accordingly, an increase in year-end inventory balances used cash flow of $12,458,644. The increasing in cash used in inventory in 2011 was primarily due to inventories stocked up for seasonal sales during Chinese New Year in January 2012 and new models of inventories built for a customer based in North America. For the years ended December 31, 2010 and 2009, an increase in inventory balances used cash flow of $8,679,749 and $1,849,579, respectively. As the Company stocks up based on customers’ orders and market demand, increase in inventory does not have any material adverse effect on the Company’s operations. The Company may adjust its inventory level based on market demand.

(b)	Investing activities

The Company expended $14,042,403 in investment activities during the year ended December 31, 2011, as compared to $32,596,741 and $17,335,687 during the years ended December 31, 2010 and 2009.

During the years ended December 31, 2011, 2010, and 2009, the Company invested in manufacturing facilities to expand production to meet market needs. Cash used for equipment purchases and building facilities in 2011, 2010 and 2009 were $14,857,364, $28,024,638 and $17,498,957, respectively.

For the year ended December 31, 2010, the Company invested $3,095,414 in Beijing to set up a jointly operated company, Beijing Henglong, with Beijing Hainachuan to expand the market share of the Company. Beijing Henglong was established to design, develop and manufacture both hydraulic and electric power steering systems and parts.

(c)	Financing activities

During the year ended December 31, 2011, the Company received $871,936 provided by financing activities, during the years ended December 2010 and 2009, the Company used $1,394,578 and $11,290,625 in financing activities, respectively.

During the years ended December 31, 2011 and 2010, the Company borrowed net cash of $3,204,631 and $1,420,279 from the banks. For the year ended December 31, 2009, the Company repaid bank loans of $2,196,367.

During the years ended December 31, 2011, 2010, and 2009, the Company’s subsidiaries in China paid dividends of $2,822,432, $3,614,252 and $4,176,583 to their noncontrolling interest holders.

During the year ended December 31, 2009, the Company repaid YA Global $5,000,000 for its redemption of convertible notes.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2011, 2010, and 2009, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual payment obligations and commitments as of December 31, 2011:

	Payment Obligations by Period
	2012	2013	2014	2015	Thereafter	Total
Obligations for service agreements	$—	$206,320	$—	$—	$—	$206,320
Obligations for purchasing agreements	7,159,582	4,671,421	—	—	—	11,831,003
Interest and make-whole on convertible notes	1,075,022	3,794,172	—	—	—	4,869,194
Total	$8,234,604	$8,671,913	$—	$—	$—	$16,906,517

SUBSEQUENT EVENTS

On December 1, 2011, Hengsheng entered into a Sino-foreign equity joint venture contract with SAIC-IVECO Hongyan Company to establish a Sino-foreign joint venture company, Chongqing Henglong Hongyan Power Steering Systems Co. Ltd. ("Chongqing Henglong") to design, develop and manufacture both hydraulic and electric power steering systems and parts. The new joint venture will be located in Chongqing City and have a registered capital of RMB60 million (of which RMB 42 million, or 70%, will be invested by Hengsheng). Under PRC law, the establishment of Chongqing Henglong and the effectiveness of the equity joint venture contract are subject to approval by the local Ministry of Commerce and the registration of the same with the local Administration of Industries and Commerce in Chongqing.  As of the date of this Annual Report, such approval has not been obtained.

On January 19, 2012, the Company completed its reorganization as discussed in Item 1–BUSINESS.

INFLATION AND CURRENCY MATTERS

China’s economy has experienced rapid growth recently, mostly through the issuance of debt. Debt-induced economic growth can lead to growth in the money supply and rising inflation. If prices for the Company’s products rise at a rate that is insufficient to compensate for the rise in the cost of supplies, it may harm the Company’s profitability. In order to control inflation in the past, the Chinese government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such policies can lead to a slowing of economic growth. Rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase the Company’s costs and also reduce demand for the Company’s products.

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. During 2011, the Company supplied products to North America and settled in cash in U.S. dollars. As a result, appreciation or currency fluctuation of the RMB against the U.S. dollar would increase the cost of export products, and adversely affect the Company’s financial performance.

In July 2005, the Chinese government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During July 2005 to December 2011, the exchange rate between RMB and U.S. dollar appreciated from RMB 1.00 to US$0.1205 to RMB 1.00 to US$0.1587. This significant appreciation of the RMB may continue for in the near term, as the Chinese government attempts to slow the rate of inflation in the PRC. Significant appreciation of the RMB is likely to decrease the income of export products, thus decreasing the Company’s cash flow.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company means January 1, 2012. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard: (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company means January 1, 2012. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards is not expected to have an impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact on our financial position or results of operations.

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

The Company considers an accounting estimate to be critical if:

☐	It requires the Company to make assumptions about matters that were uncertain at the time it was making the estimate, and

☐	Changes in the estimate or different estimates that the Company could have selected would have had a material impact on the Company’s financial condition or results of operations.

The table below presents information about the nature and rationale for the Company critical accounting estimates:

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors
Accrued liabilities and other long-term liabilities	Warranty obligations	Estimating warranty requires the Company to forecast the resolution of existing claims and expected future claims on products sold. VMs (Vehicle Manufacturer) are increasingly seeking to hold suppliers responsible for product warranties, which may impact the Company’s exposure to these costs.	The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	• VM sourcing • VM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments	The Company is required from time-to-time to review the recoverability of certain of its assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	• Future production estimates • Customer preferences and decisions

Accounts and notes receivables	Provision for doubtful accounts and notes receivable	Estimating the provision for doubtful accounts and notes receivable requires the Company to analyze and monitor each customer’s credit standing and financial condition regularly. The Company grants credit to its customers, generally on an open account basis. It will impact the Company’s expense disclosure and results of operations if such estimate is improper.	The Company grants credit to its customers for three to four months based on each customer’s current credit standing and financial data. The Company assesses allowance on an individual customer basis, under normal circumstances. The Company records provision for bad debts based on specific identification methods.	•Customers’ credit standing and financial condition

Deferred income taxes	Recoverability of deferred tax assets	The Company is required to estimate whether recoverability of its deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.	The Company uses historical and projected future operating results, based upon approved business plans, including a review of the eligible carry forward period, tax planning opportunities and other relevant considerations.	• Tax law changes • Variances in future projected profitability, including by taxing entity

Convertible notes payable, warrant liabilities, compound derivative liabilities	Warrant liabilities and compound derivative liabilities	The Company is required to estimate the fair value of warrant liabilities and compound derivative liabilities at conception and completion of each reporting period.	The Company uses Black-Scholes option pricing model to determine fair value of warrant; uses Monte Carlo simulation (“MCS”) valuation techniques to determine fair value of compound derivative liabilities.	• Expected volatility • Risk-free rate •interest market risk •Credit risk • Redemption activities before maturity

Uncertain Tax	Uncertain Tax Positions	The Company is required to determine and assess all material positions, including all significant uncertain positions in all tax years that are still subject to assessment or challenge under relevant tax statutes.	The Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.	• An allocation or a shift of income between jurisdictions
• The characterization of income or a decision to exclude reporting taxable income in a tax return
•A decision to classify a transaction, entity, or other position in a tax return as tax exempt

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

FOREIGN CURRENCY RISK

The Company’s reporting currency is the U.S. dollar and the majority of its revenues will be settled in RMB and U.S. dollars. The Company’s currency exchange rate risks come primarily from the sales of products to international customers. Most of the Company’s assets are denominated in RMB except for part of cash and accounts receivable. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB.

The value of the RMB fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the RMB is not readily convertible into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of RMB into foreign currencies such as the U.S. dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On December 31, 2011 and 2010, the exchange rates of RMB against U.S. dollar were RMB1.00 to US$0.1587 and RMB1.00 to US$0.1510, respectively. This floating exchange rate, and any appreciation of the RMB that may result from such rate, could have various adverse effects on the Company’s business. If the RMB appreciates against foreign currencies, it will make the Company’s sales income increase.

In order to mitigate the currency exchange rate risk, the Company has inserted a currency exchange rate fluctuation compensation provision in its sales contracts with its international customers to the effect that both parties will bear 50% of such loss when the fluctuation is over 8% within that contract year.

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not require collateral or other security to support client receivables since most of its customers are large, well-established companies. The Company's credit risk is also mitigated because its customers are all selected enterprises supported by the local government. One customer, Chery Automobile Co. Ltd, accounted for more than 10% (11.7%) of the Company’s consolidated revenues in 2011. The Company maintains an allowance for doubtful accounts for any potential credit losses related to its trade receivables. The Company does not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies and the Company does not hold or issue derivative financial instruments for trading or speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

The following financial statements are set forth at the end of this Annual Report.

1.	Report of Registered Public Accounting Firm, PricewatershouseCoopers Zhong Tian CPAs Limited Company

2.	Report of Registered Public Accounting Firm, Schwartz Levitsky Feldman LLP

3.	Consolidated Balance Sheets as of December 31, 2011 and 2010

4.	Consolidated Statements of Income/(Loss) for the years ended December 31, 2011, 2010 and 2009

5.	Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2011, 2010 and 2009

6.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

7.	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

8.	Notes to Consolidated Financial Statements

9.	Financial Statement Schedule I – Condensed Financial Information of Registrant

SELECTED QUARTERLY FINANCIAL DATA

Selected quarterly financial data for the past two years are summarized in the following table.

	Quarterly Results of Operations
	First		Second		Third		Fourth
	2011	2010	2011	2010	2011	2010	2011	2010
Net sales	$91,014,170	$84,232,689	$82,505,886	$85,081,138	$75,002,717	$76,102,844	$99,451,981	$100,508,511
Gross profit	19,984,908	22,535,017	14,800,670	19,810,260	13,786,743	18,173,560	19,526,676	19,783,873
Operating income	11,731,250	15,890,489	7,640,765	13,712,956	5,959,211	12,171,373	8,047,270	12,272,586
Net income/(loss)	22,080,238	(1,040,108)	5,764,192	30,418,967	11,491,500	18,285,666	8,567,551	15,252,777
Net income attributable to noncontrolling interest	2,438,256	3,066,343	1,420,234	2,811,362	1,382,653	2,350,280	1,870,351	2,951,204
Net income /(loss) attributable to parent company	19,641,982	(4,106,451)	4,343,958	27,607,605	10,108,847	15,935,386	6,697,200	12,301,573
Earnings/(loss) per share attributable to parent company
Basic	$0.63	$(0.15)	$0.14	$0.88	$0.32	$0.51	$0.21	$0.39
Diluted	$0.23	$(0.15)	$0.14	$0.28	$0.10	$0.26	$0.19	$0.22

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

(A) DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2011.

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

(B) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

a.	pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

b.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with appropriate authorization of the Company’s management and board of directors; and

c.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

In making its assessment of internal control over financial reporting, management, under the supervision and with the participation of the chief executive officer and chief financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2011 and determined that the following material weakness in internal control over financial reporting existed as of December 31, 2011.

•	The Company did not have sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, the Company's controls did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts, including, but not limited to, accounting and disclosure for the convertible notes and accounting for deferred taxes.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The above material weakness could result in misstatements of accounting for unusual and non-routine transactions and certain financial statement accounts, including, but not limited to the aforementioned accounts and disclosures that would result in a material misstatement in the Company’s annual or interim consolidated financial statements that would not be prevented or detected in a timely manner.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers Zhong Tian CPAs Limited Company, an independent registered public accounting firm, as stated in their report which is included in Item 15 of this Annual Report.

Remediation of Previously Identified Material Weakness

As of December 31, 2011, the Company believes it has effectively remediated a material weakness in internal control over financial reporting that was included in “Management's Annual Report on Internal Control over Financial Reporting” in “Item 9A—Controls and Procedures” contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

During 2011, the Company was actively engaged in the implementation of remediation efforts to address the material weaknesses in controls over financial reporting that were in existence at December 31, 2010. As it relates to the material weakness identified by which the Company did not have formalized closing procedures and adequate period-end review procedures to ensure a) proper preparation of the period-end financial statement closing entries and b) consistency of application of accounting policies and completeness and accuracy of the financial statement disclosures, the Company:

1.	engaged an external consulting firm in the area of accounting advisory to assist it in reviewing the accounting treatment of the convertible notes and other complex transactions and to enhance the Company’s knowledge of U.S. GAAP and disclosure requirements for SEC registrants in preparing year-end financial statements and Form 10-K;

2.	appointed a new financial manager at its headquarters, and redefined the responsibilities, roles and review matrix clearly among the financial manager, chief accounting officer and chief financial officer in the process of preparation and review of consolidated financial statements for its periodic reports;

3.	established and developed comprehensive financial period-end closing procedures to ensure the proper preparation of quarterly and annual consolidated financial statements, disclosure notes and related information in compliance with accounting standards and guidance;

4.	established a procedure for additional review of period-end closing procedures by conducting a detailed and extensive review of non-routine and complex transactions and agreements, and carried out more comprehensive accounting reconciliation processes;

5.	provided more training on U.S. GAAP to accounting and other relevant personnel;

6.	required members of the finance team to perform extensive research to enhance knowledge of the relevant U.S. GAAP interpretations and their application, including, but not limited to, accounting and disclosure for the convertible notes and accounting for deferred taxes; and

7.	engaged the external consulting firm to review the draft Annual Report on Form 10-K before filing.

The Company’s remediation efforts were under the direction of its chief executive officer, chief financial officer and chief accountant. The status of the remediation was reviewed by the audit committee of the board of directors of the Company, who were advised of issues encountered and key decisions reached by the management.

Remediation of Existing Material Weakness

In order to address the material weakness identified as of December 31, 2011, the Company plans to:

1.	hire additional key individuals in the corporate accounting function with in-depth knowledge and experience in U.S. GAAP;

2.	provide further comprehensive training on U.S. GAAP to accounting and other relevant personnel; and

3.	require the finance team to perform extensive research to enhance their knowledge of the relevant U.S. GAAP interpretations and their application.

Management believes that the measures described above will satisfactorily address the referenced material weakness. Under the direction of the Audit Committee, management will continue to review and make necessary changes to the system of internal controls and the control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

(C) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2011. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)

Hanlin Chen	54	Chairman of the Board

Robert Tung	55	Director

Guangxun Xu	61	Director

Bruce C. Richardson	54	Director

Qizhou Wu	47	Chief Executive Officer and Director

Jie Li	42	Chief Financial Officer

Andy Tse	41	Senior Vice President

Shengbin Yu	58	Senior Vice President

Shaobo Wang	49	Senior Vice President

Yijun Xia	49	Vice President

Daming Hu	53	Chief Accounting Officer

Haimian Cai	48	Vice President

BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS

Directors

Hanlin Chen has served as the chairman of the board of directors and an executive officer since March 2003. Mr. Chen is a standing board member of Political Consulting Committee of Jingzhou City and vice president of Foreign Investors Association of Hubei Province. He was the general manager of Shashi Jiulong Power Steering Gears Co., Ltd. from 1993 to 1997. Since 1997, he has been the Chairman of the Board of Henglong Automotive Parts, Ltd. Mr. Hanlin Chen is the brother-in-law of the Company’s Senior Vice President, Mr. Andy Tse.

Qizhou Wu has served as a director and an executive officer since September 2003, and the chief executive officer since September 2007. Prior to that position he served as the Chief Operating Officer since March 2003. He was the Executive General Manager of Jiulong from 1993 to 1999 and general manager of Henglong Automotive Parts, Ltd. from 1999 to 2002. Mr. Wu graduated from Tsinghua University in Beijing with a Master’s degree in Automobile Engineering.

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

Guangxun Xu has served as an independent director of the Company since December 2009. Mr. Xu has also been an independent director of iNet School, a Korean company. Prior to that, he has been the Chief Representative of NASDAQ in China in the past two years and was a managing director with the NASDAQ Stock Market International, Asia for over 10 years. With a professional career in the finance field spanning over 25 years, Mr. Xu’s practice focuses on providing package services on U.S. and U.K. listings, advising on and arranging for Private Placements, PIPEs and IPOs, pre-IPO restructuring, M&A, Corporate and Project Finance, corporate governance, post-IPOIR compliance, Risk Control, etc. He holds an MBA from Middlesex University, London. He is also on the Audit Committee.

Bruce C. Richardson joined the Company as an independent director in December 2009. In November, 2010 Mr. Richardson joined Corin Group, a UK orthopedics firm, as China Managing Director. Prior to joining Corin Group, Mr. Richardson served as a manager with Redwood Capital from July 2009. Prior to joining Redwood Capital, he served as chief financial officer and company secretary of Dalian RINO Environmental Engineering from October 2007 until September 2008, and as a Managing Director of Xinhua Finance in Shanghai from April 2006 until September 2007. He began his career with Arthur Andersen in New York, where he worked from 1989 to 1994 before returning to China. Mr. Richardson earned a BA in Classics from the University of Notre Dame in 1980, and graduated with an MA in International Management from the University of Texas at Dallas in 1986. He was awarded a graduate study grant by the U.S. National Academy of Sciences in 1987 and completed a year of post-graduate research on PRC accounting at People’s University in 1988. He is also the Chairman of the Audit Committee.

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

Yijun Xia has served as a vice president of the Company since December 2009. He has also served as the general manager of Henglong since April 2005. Prior to that position he served as the Vice-G.M. of Henglong from December 2002. Mr. Xia graduated from Wuhan University of Water Transportation Engineering with a bachelor degree in Metal Material and Heat Treatment.

Haimian Cai was an independent director of the Company from September 2003 to December 2009, and also a member of the Company’s Audit, Compensation and Nominating Committees. Dr. Cai is a technical specialist in the automotive industry. Prior to that, Dr. Cai was a staff engineer in ITT Automotive Inc. Dr. Cai has written more than fifteen technical papers and co-authored a technical book regarding the Powder Metallurgy industry for automotive application. Dr. Cai has more than ten patents including pending patents. Dr. Cai holds a B.S. Degree in Automotive Engineering from Tsinghua University and a M.S. and Ph. D. in manufacturing engineering from Worcester Polytechnic Institute. Since December 2009, Mr. Cai has not served as independent director and a member of the Company’s Audit Committee, Compensation and Nominating Committees, because he was nominated as vice president of the Company.

Daming Hu has served as the chief accounting officer since September 2007 and had overall charge of the financial report. During March 2003 to August 2007, he served as Chief Financial Officer of the Company. Mr. Hu was the Finance Manager of Jiulong from 1996 to 1999 and Finance Manager of Henglong from 1999 to 2002. Mr. Hu graduated from Zhongnan University of Economics and Law with bachelor’s degree in accounting.

BOARD COMPOSITION AND COMMITTEES

Audit Committee and Independent Directors

The Company has a standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act, as amended. The Audit Committee is operated under a written charter. The Audit Committee consists of the following individuals, all of whom the Company considers to be independent, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence: Robert Tung, Guangxun Xu and Bruce C. Richardson. Bruce C. Richardson is the Chairman of the Audit Committee. The Board has determined that Mr. Bruce C. Richardson is the audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K, serving on the Company’s audit committee.

Compensation Committee

The Company has a standing Compensation Committee of the Board of Directors. The Compensation Committee is responsible for determining compensation for the Company’s executive officers. Three of the Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Robert Tung, Guangxun Xu and Bruce C. Richardson serve on the Compensation Committee. Since July 8, 2010, Mr. Robert Tung has been the Chairman of the Compensation Committee. The Board has determined that all members of the Compensation Committee are independent directors under the rules of the Nasdaq Stock Market, as applicable. The Compensation Committee administers the Company’s benefit plans, reviews and administers all compensation arrangements for executive officers, and establishes and reviews general policies relating to the compensation and benefits of the Company’s officers and employees. The Compensation Committee operates under a written charter that is made available on the Company’s website, www.caasauto.com.

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

Nominating Committee

The Company has a standing Nominating Committee of the Board of Directors. Director candidates are nominated by the Nominating Committee. The Nominating Committee will consider candidates based upon their business and financial experience, personal characteristics, and expertise that are complementary to the background and experience of other Board members, willingness to devote the required amount of time to carry out the duties and responsibilities of Board membership, willingness to objectively appraise management performance, and any such other qualifications the Nominating Committee deems necessary to ascertain the candidates’ ability to serve on the Board. The Nominating Committee will not consider nominee recommendations from security holders, other than the recommendations received from a security holder or group of security holders that beneficially owned more than five (5) percent of the Company’s outstanding common stock for at least one year as of the date the recommendation is made. Three of the Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Robert Tung, Guangxun Xu and Bruce C. Richardson, serve on the Nominating Committee. Since December 17, 2009, Mr. Guangxun Xu has been the Chairman of the Nominating Committee.

Stockholder Communications

Stockholders interested in communicating directly with the Board of Directors, or individual directors, may email the Company’s independent director Mr. Bruce C. Richardson at bcrichardson@hotmail.com. Mr. Richardson will review all such correspondence and will regularly forward to the board of directors of the Company copies of all such correspondence that deals with the functions of the Board or committees thereof or that he otherwise determines requires their attention. Directors may at any time review all of the correspondence received that is addressed to members of the board of directors of the Company and request copies of such correspondence. Concerns relating to accounting, internal controls or auditing matters will immediately be brought to the attention of the Audit Committee and handled in accordance with procedures established by the Audit Committee with respect to such matters.

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

COMPENSATION DISCUSSION AND ANALYSIS

In 2003, the Board of Directors established a Compensation Committee consisting only of independent Board members, which is responsible for setting the Company’s policies regarding compensation and benefits and administering the Company’s benefit plans. At the end of fiscal year 2011, the Compensation Committee consisted of Robert Tung, Guangxun Xu and Bruce C. Richardson. The members of the Compensation Committee approved the amount and form of compensation paid to executive officers of the Company and set the Company’s compensation policies and procedures during these periods.

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

The Company’s Board of Directors and Compensation Committee have approved the current salaries for executives: $165,000 for the Chairman, $110,000 for the CEO, and $66,000 for other officers in 2011.

Performance Bonus

a.	Grantees: Hanlin Chen, Qizhou Wu, Shengbin Yu, Shaobo Wang, Andy Tse, Jie Li, and Daming Hu;
b.	Conditions: (i) based on the Company’s consolidated financial statements, the year over year growth rates of net sales, net profits and earnings per share for 2011 must exceed 20%; and (ii) the average growth rate of the foregoing indicators must exceed that of China auto industry in 2010 published by China Association Of Auto Manufacturers, “CAAM”;
c.	Bonus: 50% of each officer’s annual salary in 2011.

There are no accrued performance bonuses in 2011 as the Company did not reach either of the above conditions for awarding performance bonuses.

Stock Option Awards

The stock options plan proposed by management, which aims to incentivize and retain core employees, to meet employees’ benefits, the Company’s long term operating goals and stockholder benefits, was approved at the 2004 Annual Meeting of Stockholders, and the maximum common shares for issuance under this plan is 2,200,000 with a period of 10 years.

The stock options granted to management in 2008 were as follows, which were approved by the Board of Directors and the Compensation Committee.

a.	Total Number of Options Granted: 298,850
b.	Exercise Price Per Option: $2.93, the closing price of the common shares of the Company on December 9, 2008
c.	Date of Grant: December 10, 2008
d.	Expiration Date: on or before December 9, 2011, management has exercised all options before their expiration date
e.	Vesting Schedule
(i)	On December 10, 2008, 1/3 of the granted stock option vested and became exercisable
(ii)	On December 10, 2009, 1/3 of the granted stock option vested and became exercisable
(iii)	On December 10, 2010, 1/3 of the granted stock option vested and became exercisable

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

The foregoing report is provided by the following directors, who constitute the Compensation Committee: Robert Tung, Guangxun Xu and Bruce C. Richardson.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers has served as a member of a compensation committee, or other committee serving an equivalent function, of any other entity whose executive officers serve as a director of the Company or member of the Company’s compensation committee.

Compensation Tables

Executive Officers

The compensation that executive officers received for their services for fiscal years ended 2011, 2010 and 2009 were as follows:

Name and principal position	Year	Salary[1]	Bonus[2]	Option Awards[3]	Total
Hanlin Chen (Chairman)	2011	$165,000	$—	$—	$165,000
	2010	$150,000	$75,000	$—	$225,000
	2009	$150,000	$75,000	$—	$225,000

Qizhou Wu (CEO)	2011	$110,000	$—	$—	$110,000
	2010	$100,000	$50,000	$—	$150,000
	2009	$100,000	$50,000	$—	$150,000

Jie Li (CFO)	2011	$66,000	$—	$—	$66,000
	2010	$60,000	$30,000	$—	$90,000
	2009	$60,000	$30,000	$—	$90,000

Haimian Cai (Vice President)	2011	$96,000	$—	$—	$96,000
	2010	$96,000	$—	$—	$96,000
	2009	$40,000	$96,000	$65,550	$201,550

Shengbin Yu (Senior Vice President)	2011	$33,000	$—	$—	$33,000
	2010	$60,000	$30,000	$—	$90,000
	2009	$60,000	$30,000	$—	$90,000

1	Salary – Please refer to Base Salary disclosed under “Elements of compensation” section above for further details.

2	Bonus – Please refer to Performance Bonus disclosed under “Elements of compensation” section above for further details.

3	Option Awards – Please refer to Stock Option Awards disclosed under “Elements of compensation” section above for further details.

For detailed information on option exercises and stock vested, please see Note 20 to the Consolidated Financial Statements under Item 15 of this Annual Report.

Compensation for Directors

Based on the number of the board of directors’ service years, workload and performance, the Company decides on their pay. The management believes that the pay for the members of the Board of Directors was appropriate as of December 31, 2011. The compensation that directors received for serving on the Board of Directors for fiscal year 2011 was as follows:

Name	Fees earned or paid in cash	Option awards[1]	Total
Robert Tung	$44,000	$33,525	$77,525
Guangxun Xu	$32,000	$33,525	$65,525
Bruce C. Richardson	$38,000	$33,525	$71,525

1	Other than the cash payment based on the number of a director’s service years, workload and performance, the Company grants 7,500 option awards to each director every year. In accordance with ASC Topic 718, the cost of the above mentioned stock options issued to directors was measured on the grant date based on their fair value. The fair value is determined using the Black-Scholes option pricing model and certain assumptions. Please see Note 24 to the Consolidated Financial Statements under Item 15 of this Annual Report for more details.

The cost of the above-mentioned compensation paid to directors was measured based on investment, operating, technology, and consulting services they provided. All other directors did not receive compensation for their service on the Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose of or direct the disposition of, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 28,260,302 shares of common stock outstanding at December 31, 2011.

Name/Title	Total Number of Shares	Percentage Ownership
Hanlin Chen, Chairman[1]	17,849,014	63.16%
Qizhou Wu, CEO and Director	1,445,136	5.11%
Jie Li, CFO	33,403	0.12%
Li Ping Xie[2]	17,849,014	63.16%
Tse, Yiu Wong Andy, Sr. VP, Director	377,204	1.33%
Shaobo Wang, Sr. VP	165,104	0.58%
Shengbin Yu, Sr. VP	226,429	0.80%
Yijun Xia, VP	17,200	0.06%
Daming Hu, CAO	26,400	0.09%
Robert Tung, Director	7,500	0.03%
Haimian Cai, Director	3,750	0.01%
Wiselink Holdings Limited[3]	17,849,014	63.16%
All Directors and Executive Officers (12 persons)	20,151,140	71.31%

1	Includes 1,502,925 shares of common stock beneficially owned by Mr. Chen’s wife, Ms. Xie, and 3,023,542 shares beneficially held through Wiselink Holdings Limited.

2	Includes 13,322,547 shares of common stock beneficially owned by Ms. Xie’s husband, Mr. Chen and 3,023,542 beneficially held in Wiselink Holdings Limited.

3	Wiselink Holdings Limited is a company controlled by Mr. Chen. Includes 13,322,457 shares of common stock beneficially owned by Mr. Chen and 1,502,925 shares of common stock beneficially owned by Mr. Chen’s wife, Ms. Xie.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the information required by Item 13 please refer to Consolidated Financial Statements Note 2 (Basis of Presentation and Significant Accounting Policies–Certain Relationships And Related Transactions) and Note 28 (Related Party Transactions).

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

The following table sets forth the aggregate fees for professional audit services rendered by PricewaterhouseCoopers Zhong Tian CPAs Limited Company for the audit of the Company’s annual financial statements, and fees billed for other services for the fiscal years 2011 and 2010. The Audit Committee has approved all of the following fees.

	Fiscal Year Ended
	2011	2010
Audit Fees	$870,000	$823,000
Audit-Related Fees	—	—
Tax Fees	—	—
Total Fees Paid	$870,000	$823,000

AUDIT COMMITTEE’S PRE-APPROVAL POLICY

During the fiscal years ended December 31, 2011, 2010 and 2009, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS

1.	Report of Independent Registered Public Accounting Firm, PricewatershouseCoopers Zhong Tian CPAs Limited Company

2.	Report of Registered Public Accounting Firm, Schwartz Levitsky Feldman LLP

3.	Consolidated Balance Sheets as of December 31, 2011 and 2010

4.	Consolidated Statements of Income (Loss) for the years ended December 31, 2011, 2010 and 2009

5.	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009

6.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

7.	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

8.	Notes to Consolidated Financial Statements

(2) FINANCIAL STATEMENT SCHEDULE

I	Condensed Financial Information of Registrant

EXHIBITS

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002)

10.5	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006)

10.6	Securities Purchase Agreement dated February 1, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.7	Securities Purchase Agreement dated February 15, 2008 between the Company and the investors. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.8	Escrow Agreement dated February 15, 2008 among us, U.S. Bank National Association, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.9	Registration Rights Agreement dated February 15, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.10	Convertible note dated February 15, 2008 in the original principal amount of $8,571,429 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.11	Convertible note dated February 15, 2008 in the original principal amount of $6,428,571 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.12	Convertible note dated February 15, 2008 in the original principal amount of $15,000,000 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.13	Closing Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.14	Escrow Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.15	Convertible note dated February 15, 2008 in the original principal amount of $1,428,571 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.16	Convertible note dated February 15, 2008 in the original principal amount of $1,071,429 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.17	Convertible note dated February 15, 2008 in the original principal amount of $2,500,000 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.18	Closing Warrant to purchase 94,133 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.19	Escrow Warrant to purchase 94,133 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.20	Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed on April 2, 2008)

10.21	English Translation of the Sino-Foreign Equity Joint Venture Contract dated January 24, 2010 between Great Genesis Holdings Limited and Beijing Hainachuan Auto Parts Co., Ltd. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2009 filed on March 25, 2010)

21	Schedule of Subsidiaries*

23.1	Consent of PricewaterhouseCoopers Zhong Tian CPAs Limited Company*

23.2	Consent of Schwartz Levitsky Feldman LLP*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101+	The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 9, 2012, formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income/(Loss);
(iii)	Consolidated Statements of Comprehensive Income/(Loss);
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Related notes

*	Filed herewith.

+	The XBRL information accompanying this Annual Report is furnished and is deemed not “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: March 9, 2012		/s/ Qizhou Wu

	Name:	Qizhou Wu

	Title:	Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Qizhou Wu his attorney-in-fact and agent, with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 9, 2012		/s/ Hanlin Chen
	Name:	Hanlin Chen
	Title:	Chairman and Director

Dated: March 9, 2012		/s/ Qizhou Wu
	Name:	Qizhou Wu
	Title:	Chief Executive Officer, President and Director

Dated: March 9, 2012		/s/ Jie Li
	Name:	Jie Li
	Title:	Chief Financial Officer

Dated: March 9, 2012		/s/ Daming Hu
	Name:	Daming Hu
	Title:	Chief Accounting Officer

Dated: March 9, 2012		/s/ Robert Tung
	Name:	Robert Tung
	Title:	Director

Dated: March 9, 2012		/s/ Guangxun Xu
	Name:	Guangxun Xu
	Title:	Director

Dated: March 9, 2012		/s/ Bruce C. Richardson
	Name:	Bruce C. Richardson
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

CHINA AUTOMOTIVE SYSTEMS, INC.:

In our opinion, the consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended present fairly, in all material respects, the financial position of China Automotive Systems, Inc. and its subsidiaries (“the Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010 listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") because a material weakness in internal control over financial reporting related to insufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

We do not express an opinion or any other form of assurance on management's statements referring to the management’s actions and plans of remediation of previously identified material weakness and the actions and plans to remediate the existing material weakness included in the Management’s Report on Internal Control Over Financial Reporting.

/s/ PricewaterhouseCoopers Zhong Tian CPAs Limited Company

PricewaterhouseCoopers Zhong Tian CPAs Limited Company

Shanghai, People’s Republic of China

March 9, 2012

Schwartz Levitsky Feldman llp

CHARTERED ACCOUNTANTS

LICENSED PUBLIC ACCOUNTANTS

TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Automotive Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of China Automotive Systems, Inc. and subsidiaries (the “Company”) as at December 31, 2009 and the related consolidated statements of operations, comprehensive loss, cash flows and changes in stockholders’ equity for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
March 16, 2010 except for note 2 to the	Licensed Public Accountants
consolidated financial statements appearing
on the Company’s 2010 Form 10-K, which
was as of June 23, 2011

2300 Yonge Street, Suite 1500

Toronto, Ontario M4P 1E4

Tel: 416 785 5353

Fax: 416 785 5663

China Automotive Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$72,960,500	$49,424,979
Pledged cash deposits	21,820,890	20,983,891
Accounts and notes receivable, net - unrelated parties	206,333,110	190,392,146
Accounts and notes receivable, net - related parties	6,126,148	5,466,842
Advance payments and others - unrelated parties	2,215,240	2,892,068
Advance payments and others - related parties	629,741	1,334,069
Inventories	51,607,193	36,870,272
Current deferred tax assets	3,686,713	3,511,421
Total current assets	365,379,535	310,875,688
Non-current assets:
Property, plant and equipment, net	84,843,250	75,380,747
Intangible assets, net	837,075	662,089
Other receivables, net - unrelated parties	1,876,953	2,450,970
Other receivables, net - related parties	499,652	350,464
Advance payment for property, plant and equipment - unrelated parties	1,472,442	1,839,537
Advance payment for property, plant and equipment - related parties	3,712,121	7,534,440
Long-term investments	3,485,118	3,162,136
Non-current deferred tax assets	4,340,974	3,271,594
Total assets	$466,447,120	$405,527,665
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$10,315,987	$6,794,812
Accounts and notes payable - unrelated parties	169,456,482	146,649,497
Accounts and notes payable - related parties	2,052,897	1,867,926
Convertible notes payable	-	30,000,000
Compound derivative liabilities	-	25,271,808
Customer deposits	1,181,401	720,883
Accrued payroll and related costs	5,177,140	4,927,200
Accrued expenses and other payables	22,617,667	29,072,710
Accrued pension costs	4,067,399	3,851,988
Taxes payable	2,029,215	6,860,946
Amounts due to shareholders/directors	351,817	353,817
Deferred tax liabilities	309,667	312,304
Total current liabilities	217,559,672	256,683,891
Long-term liabilities:
Convertible notes payable	23,571,429	-
Compound derivative liabilities	559,148	-
Accrued make-whole redemption interest expense of convertible notes	7,615,709	-
Advances payable	983,986	603,983
Total liabilities	250,289,944	257,287,874
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued and Outstanding – 28,260,302 and 27,175,826 shares at December 31, 2011 and 2010, respectively	2,826	2,717
Additional paid-in capital	39,295,419	28,565,153
Retained earnings-
Appropriated	9,026,240	8,767,797
Unappropriated	99,513,395	58,979,851
Accumulated other comprehensive income	25,291,231	15,957,500
Total parent company stockholders' equity	173,129,111	112,273,018
Non-controlling interests	43,028,065	35,966,773
Total stockholders' equity	216,157,176	148,239,791
Total liabilities and stockholders' equity	$466,447,120	$405,527,665

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Income/(Loss)

	Year Ended December 31
	2011	2010	2009

Net product sales
Unrelated parties	$328,043,323	$334,264,680	$249,705,389
Related parties (Note 28)	19,931,431	11,660,502	5,892,164
	347,974,754	345,925,182	255,597,553
Cost of product sold
Unrelated parties	259,096,894	246,369,792	179,856,225
Related parties(Note 28)	20,778,863	19,252,680	13,998,702
	279,875,757	265,622,472	193,854,927
Gross profit	68,098,997	80,302,710	61,742,626
Net gain on other sales	1,481,308	1,129,032	838,505
Operating expenses:
Selling expenses	9,971,835	9,363,875	7,892,540
General and administrative expenses	16,224,369	10,029,211	15,195,026
R&D expenses	10,005,605	7,991,252	2,561,170
Total operating expenses	36,201,809	27,384,338	25,648,736
Operating income	33,378,496	54,047,404	36,932,395
Other income, net	168,749	558,058	94,534
Financial expenses, net	(3,983,817)	(3,360,837)	(7,883,714)
Gain (loss) on change in fair value of derivative	20,971,087	20,171,698	(43,074,327)
Gain on convertible notes conversion	1,564,418	-	-
Income (loss) before income tax expenses and equity in earnings of affiliated companies	52,098,933	71,416,323	(13,931,112)
Less: Income taxes	4,353,702	8,484,205	4,720,013
Add: Equity in earnings of affiliated companies	158,250	(14,816)	-
Net income (loss)	47,903,481	62,917,302	(18,651,125)
Net income attributable to noncontrolling interest	7,111,494	11,179,189	7,789,746
Net income (loss) attributable to parent company	$40,791,987	$51,738,113	$(26,440,871)
Allocation to convertible notes holders	(4,518,838)	(6,994,306)	-
Net income (loss) attributable to parent company’s common shareholders	36,273,149	44,743,807	(26,440,871)
Net income (loss) attributable to parent company’s common shareholders per share –
Basic	$1.30	$1.65	$(0.98)
Diluted	$0.69	$1.10	$(0.98)
Weighted average number of common shares outstanding –
Basic	27,930,668	27,098,258	26,990,649
Diluted	31,511,685	31,565,422	26,990,649

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income/(Loss)

	Year Ended December 31
	2011	2010	2009

Net income (loss)	$47,903,481	$62,917,302	$(18,651,125)
Other comprehensive income:
Foreign currency translation gain, net of tax	11,284,880	5,707,902	82,638
Comprehensive income (loss)	59,188,361	68,625,204	(18,568,487)
Comprehensive income attributable to noncontrolling interest	9,062,643	12,117,324	7,812,156
Comprehensive income (loss) attributable to parent company	$50,125,718	$56,507,880	$(26,380,643)

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	2011	2010	2009

Common Stock
Balance at January 1	$2,717	$2,704	$2,698
Issuance of common shares for the conversion of convertible notes	91	—	—
Exercise of stock option	18	13	6
Balance at December 31	$2,826	$2,717	$2,704

Additional paid-in capital
Balance at January 1	$28,565,153	$27,515,064	$26,648,154
Issuance of common shares for the conversion of convertible notes	10,111,778	—	—
Issuance of stock options	100,575	595,402	446,676
Exercise of stock option	517,913	454,687	420,234
Balance at December 31	$39,295,419	$28,565,153	$27,515,064

Retained earning s— Appropriated
Balance at January 1	$8,767,797	$8,324,533	$7,525,777
Appropriation of retained earnings	258,443	443,264	798,756
Balance at December 31	$9,026,240	$8,767,797	$8,324,533

Unappropriated
Balance at January 1 – as previously reported	$58,979,851	$7,685,002	$34,060,876
Accumulated effect of adopted ASC815-15	—	—	863,753
Balance at January 1	58,979,851	7,685,002	34,924,629
Net income (loss) attributable to parent company	40,791,987	51,738,113	(26,440,871)
Appropriation of retained earnings	(258,443)	(443,264)	(798,756)
Balance at December 31	$99,513,395	$58,979,851	$7,685,002

Accumulated Other Comprehensive Income
Balance at January 1	$15,957,500	11,187,733	$11,127,505
Net foreign currency translation adjustment attributable to parent company	9,333,731	4,769,767	60,228
Balance at December 31	$25,291,231	$15,957,500	$11,187,733
Total parent company stockholders' equity	$173,129,111	$112,273,018	$54,715,036

Non-controlling interest
Balance at January 1	$35,966,773	$27,138,357	$23,270,820
Net foreign currency translation adjustment attributable to non-controlling interest	1,951,149	938,135	22,410
Net income attributable to non-controlling interest	7,111,494	11,179,189	7,789,746
Distribution of retained earnings	(2,001,351)	(3,288,908)	(3,944,619)
Balance at December 31	$43,028,065	$35,966,773	$27,138,357
Total stockholders' equity	$216,157,176	$148,239,791	$81,853,393

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31
	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$47,903,481	$62,917,302	$(18,651,125)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	100,575	595,402	446,676
Depreciation and amortization	13,501,091	9,497,618	8,684,169
Deferred income tax assets and liabilities	(914,886)	620,880	(1,676,731)
Inventory write downs	(23,054)	431,652	1,031,751
Provision (reversal) for doubtful accounts	(75,486)	(2,373,520)	901,680
Amortization for discount of convertible notes payable	—	—	3,891,148
Equity in earnings of affiliated companies	(158,250)	14,816	-
Gain on convertible notes conversion	(1,564,418)	-	-
(Gain) loss on change in fair value of derivative	(20,971,087)	(20,171,698)	43,074,327
Loss on disposal of fixed assets	104,849	690,256	22,970
Other operating adjustments	-	(6)	(235,076)
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged cash deposits	181,608	(7,656,455)	(5,994,298)
Accounts and notes receivable	(6,200,552)	(33,055,864)	(58,735,311)
Advance payments and other	1,576,777	(1,721,067)	(968,719)
Inventories	(12,458,644)	(8,679,749)	(1,849,579)
Increase (decrease) in:
Accounts and notes payable	15,013,604	36,821,221	48,178,260
Customer deposits	409,036	(1,232,590)	1,682,384
Accrued payroll and related costs	19,903	206,373	1,055,134
Accrued expenses and other payables	2,355,538	6,295,860	8,375,518
Accrued pension costs	25,566	(45,692)	(31,847)
Taxes payable	(5,107,984)	(4,963,593)	5,755,520
Advances payable	345,623	361,015	(317)
Net cash provided by operating activities	34,063,290	38,552,161	34,956,534
Cash flows from investing activities:
(Increase) decrease in other receivables	563,649	(1,695,321)	207,014
Cash received from equipment sales	574,775	383,924	280,270
Cash paid to acquire property, plant and equipment	(14,857,364)	(28,024,638)	(17,498,957)
Cash paid to acquire intangible assets	(323,463)	(165,292)	(324,014)
Equity investment	-	(3,095,414)	—
Net cash used in investing activities	(14,042,403)	(32,596,741)	(17,335,687)
Cash flows from financing activities:
Bank loans borrowed	10,199,951	8,215,091	6,590,317
Repayment of bank loans	(6,995,320)	(6,794,812)	(8,786,684)
Dividends paid to the non-controlling interest holders of joint-venture companies	(2,822,432)	(3,614,252)	(4,176,583)
Increase (decrease) in amounts due to shareholders/directors	(28,194)	344,695	(337,915)
Exercise of stock option	517,931	454,700	420,240
Redemption of convertible notes	—	—	(5,000,000)
Net cash provided by (used in) financing activities	871,936	(1,394,578)	(11,290,625)
Cash and cash equivalents affected by foreign currency	2,642,698	1,383,961	36,579
Net increase in cash and cash equivalents	23,535,521	5,944,803	6,366,801
Cash and equivalents at beginning of year	49,424,979	43,480,176	37,113,375
Cash and equivalents at end of year	$72,960,500	$49,424,979	$43,480,176

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Year Ended December 31
	2011	2010	2009

Cash paid for interest	$1,972,601	$2,044,713	$1,475,307
Cash paid for income taxes	$8,271,564	$6,685,443	$4,048,120

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

	Year Ended December 31
	2011	2010	2009

Issuance of common shares for the conversion of convertible notes	$10,111,869	$-	$-
Advance payments for acquiring property, plant and equipment	$5,184,563	$9,373,977	$6,369,043
Dividend Payable to non-controlling interest shareholders of joint-ventures	$807,970	1,530,445	1,761,339

The accompanying notes are an integral part of these consolidated financial statements

China Automotive Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company owns the following aggregate net interests in the following Sino-foreign joint ventures, wholly-owned subsidiary and joint ventures organized in the PRC as of December 31, 2011, 2010, and 2009.

	Aggregate Net Interest
Name of Entity	2011	2010	2009
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”[1]	80.00%	80.00%	80.00%
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”[2]	81.00%	81.00%	81.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”[3]	70.00%	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”[4]	51.00%	51.00%	51.00%
Universal Sensor Application Inc., “USAI”[5]	83.34%	83.34%	83.34%
Wuhu HengLong Auto Steering System Co., Ltd., “Wuhu”[6]	77.33%	77.33%	77.33%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”[7]	85.00%	85.00%	85.00%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng”[8]	100.00%	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center”[9]	80.00%	80.00%	80.00%
Beijing Hainachun HengLong Automotive Steering System Co., Ltd, “Beijing HengLong”[10]	50.00%	50.00%	-

1.	Henglong was established in 1997 and is mainly engaged in the production of rack and pinion power steering gear for cars and light duty vehicles.
2.	Jiulong was established in 1993 and is mainly engaged in the production of integral power steering gear for heavy-duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
4.	Zhejiang was established in 2002 to focus on power steering pumps.
5.	USAI was established in 2005 and is mainly engaged in the production and sales of sensor modules.
6.	Wuhu was established in 2006 and is mainly engaged in the production and sales of automobile steering systems.
7.	Jielong was established in 2006 and is mainly engaged in the production and sales of electric power steering gear, “EPS.”
8.	On March 7, 2007, Genesis established Hengsheng, its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. The registered capital of Hengsheng at the time of establishment was $10,000,000. On February 10, 2010, the registered capital of Hengsheng was increased to $16,000,000. On October 12, 2011, the board of directors of the Company approved a reorganization of the Company’s subsidiaries operating in China. As a result of the reorganization, all of Genesis’s equity interests of its subsidiaries operating in China, except for Shengyang and Zhejiang, were transferred to Hengsheng, the Company’s new China-based holding company. The reorganization was completed on January 19, 2012 and, after that, the registered capital of Hengsheng was increased to $39,000,000.
9.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which is mainly engaged in the research and development of new products. The registered capital of the Testing Center was RMB 30,000,000, equivalent to approximately $4,393,544.
10.	On January 24, 2010, Genesis entered into a joint venture contract with Beijing Hainachuan Auto Parts Co., Ltd., to establish Beijing Henglong as a joint venture company to design, develop and manufacture both hydraulic and electric power steering systems and parts. On September 16, 2010, with Beijing Hainchuan’s agreement, Genesis transferred its interest in the joint venture to Hengsheng, and left the other terms of the joint venture contract unchanged. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for by the equity method.

On October 12, 2011, the board of directors of the Company approved a reorganization of the group companies operating as subsidiaries in China. The reorganization is intended to improve the Company’s marketing of its products in China by presenting a more unified structure under one PRC-based holding company and to improve the administration and control of the various China-based subsidiaries. As a result of the reorganization, all of Genesis’ equity interests in its subsidiaries operating in China, except for Shengyang and Zhejiang , were transferred to Hengsheng (the Company’s new China-based holding company). As the reorganization was under common control of the Company, it will not have a material impact on the Company’s consolidated financial position or results of operations and should not impact the tax treatment of the Company or its subsidiaries in any material respect. The reorganization was completed on January 19, 2012. Set forth below is an organizational chart after reorganization.

China Automotive Systems, Inc. [NASDAQ:CAAS]
↓100%				↓100%
Great Genesis Holdings Limited				Henglong USA Corporation
↓
↓100.00%		↓70%			↓51%
Jingzhou		Shenyang Jinbei			Zhejiang
Hengsheng		Henglong			Henglong & Vie
Automotive		Automotive			Pump-Manu
System		Steering System			Co., Ltd.
Co., Ltd.		Co., Ltd.
“Hengsheng”		“Shenyang”			“Zhejiang”
↓
↓80%	↓81%	↓83.34%	↓77.33%	↓85%	↓50.00%
Jingzhou	Shashi Jiulong	Universal	Wuhu Henglong	Wuhan	Beijing
Henglong	Power	Sensor	Automotive	Jielong	Henglong
Automotive	Steering	Application,	Steering	Electric Power	Automotive
Parts Co.,	Gears	Inc.	System Co.,	Steering Co.,	System Co.,
Ltd.	Co., Ltd.		Ltd.	Ltd	Ltd.,
“Henglong”	“Jiulong”	“USAI”	“Wuhu”	“Jielong”	“Beijing Henglong”
↓80.00%
Jingzhou Henglong
Automotive
Technology (Testing)
Center
“Testing Center”

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the years ended December 31, 2011, 2010, and 2009, the accompanying consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries and eight joint ventures, which are described in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company has no voting control in Beijing Henglong, thus such investment was accounted for using the equity method.

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

Henglong was formed in 1997. The Company increased its shareholdings from 44.5% to 80% in 2008 and the remaining 20% is owned by Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd., “JLME.” The highest authority of the joint venture is the Board of Directors, which is comprised of five directors, four of which, 80%, are appointed by the Company, and one of which, 20%, is appointed by JLME. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. Both the Chairman of the Board of Directors and general manager of Henglong are appointed by the Company.

Jiulong was formed in 1993, with 81% owned and controlled by the Company, 10% owned by JLME, and 9% owned by Jingzhou Tianxin Investment Consulting Co., Ltd., “Tianxin.” The highest authority of the joint venture is the Board of Directors, which is comprised of five directors, four of which, 80%, are appointed by the Company, and one of whom, 20%, is appointed by JLME. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The Chairman of the Board of Directors is appointed by JLME. The general manager of Jiulong is appointed by the Company.

Shenyang was formed in 2002, with 70% owned and controlled by the Company, and 30% owned by Shenyang Automotive Industry Investment Corporation, “JB Investment.” The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of whom, 57%, are appointed by the Company, and three of whom, 43%, are appointed by JB Investment. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The Chairman of the Board of Directors is appointed by the Company. In March 2003, the Company and Jinbei entered into an act-in-concert agreement, under which the directors appointed by Jinbei agree to act in concert with the directors appointed by the Company. As a result, the Company obtained control of Shenyang in March 2003. The general manager of Shenyang is appointed by the Company.

Zhejiang was formed in 2002, with 51% owned by Genesis, which is wholly-owned and controlled by the Company, and 49% owned by Zhejiang Vie Group, “ZVG.” The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of whom, 57%, are appointed by the Company and three of whom, 43%, are appointed by ZVG. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. In March 2003, the Company and ZVG entered into an act-in-concert agreement, under which the directors appointed by ZVG agree to act in concert with the directors appointed by the Company. As a result, the Company obtained control of Zhejiang in March 2003. The Chairman of the Board of Directors is appointed by ZVG. The general manager of Zhejiang is appointed by the Company.

USAI was formed in 2005. As at December 31, 2008, 83.34% was owned by the Company and 16.66% owned by Shanghai Hongxi Investment Inc., “Hongxi”. The highest authority of the joint venture is the Board of Directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, one of whom, 33%, is appointed by Hongxi. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The Chairman of the Board of Directors is appointed by the Company. The general manager of USAI is appointed by the Company.

Jielong was formed in April 2006, with 85% owned by the Company, and 15% owned by Hong Kong Tongda, “Tongda.” The highest authority of the joint venture is the Board of Directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, and one of whom, 33%, is appointed by Tongda. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The Chairman of the Board of Directors is appointed by the Company. The general manager of Jielong is appointed by the Company.

Wuhu was formed in May 2006, with 77.33% owned by the Company, and 22.67% owned by Wuhu Chery Technology Co., Ltd., “Chery Technology.” The highest authority of the joint venture is the Board of Directors, which is comprised of five directors, three of whom, 60%, are appointed by the Company, and two of whom, 40%, are appointed by Chery Technology. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The directors of the Company and Chery Technology executed an “Act in Concert” agreement, resulting in the Company having voting control in the joint venture. The Chairman of the Board of Directors is appointed by the Company. The general manager of Wuhu is appointed by the Company.

Testing Center was formed in December 2009, as a wholly-owned subsidiary of Henglong. The highest authority of the entity is the Board of Directors, which is comprised of three directors, all of them are appointed by the Company.

Beijing Henglong was formed in 2010, with 50% owned by the Company and 50% owned by Beijing Hainachuan Auto Parts Co. Ltd., "Hainachuan.” The highest authority of the joint venture is the Board of Directors, which is comprised of seven directors, four of whom, 57%, are appointed by the Company, and three of whom, 43%, are appointed by Hainachuan. As for day-to-day operating matters, approval by more than two-thirds of the members of the Board of Directors, 67%, is required. The Chairman of the Board of Directors is appointed by Hainachuan. The general manager of Beijing Henglong is appointed by the Company.

The minority partners of each of the joint ventures are all private companies not controlled, directly or indirectly, by any PRC municipal government or other similar government entity.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company is of an opinion that the significant estimates related to impairment of long term assets and investment, the realizable value of accounts receivable and inventories, useful lives of property, plant and equipment, and the amounts of accruals, warranty liabilities and deferred tax assets. Actual results could differ from those estimates.

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

Advance Payments - These amounts represent advances to acquire various assets to be utilized in the future in the Company’s normal business operations, such as machine equipment, raw materials and technology. Such amounts are paid according to their respective contract terms. Advance payment for machinery and equipment is classified as advance payment for property, plant and equipment in the consolidated balance sheet and advance payment of raw materials and technology are classified as advance payments and others in the consolidated balance sheet.

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

Gains or losses on disposal of property, plant and equipment are determined as the difference between the net disposal proceeds and the carrying amount of the relevant asset, and are recognized in the consolidated statements of income/(loss) on the date of disposal. Gains or losses on disposal of property, plant and equipment has not been material for the years ended December 31, 2011, 2010 and 2009.

Interest Costs Capitalized - Interest costs incurred in connection with specific borrowings for the acquisition, construction or installation of property, plant and equipment are capitalized (if significant) and depreciated as part of the asset’s total cost when the respective asset is placed into service.

However, for the fiscal year ended December 31, 2011, 2010 and 2009, interest costs which were incurred before achieving the expected usage as result of using such specific borrowings for the acquisition, construction or installation of property, plant and equipment were not significant, so the Company did not capitalize interest costs.

Intangible Assets - Intangible assets, representing patents and technical know-how acquired, are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful life of 5 to 15 years.

Long-Lived Assets - The Company has adopted the provisions of ASC Topic 360 (formerly SFAS No.144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Property, plant and equipment and definite life intangible assets are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets.

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

In 2010, the Company set up a joint venture with Beijing Hainachuan, Beijing Henglong. Beijing Henglong is an entity over which the Company has significant influence, but which it does not control. Investment in Beijing Henglong is accounted for by the equity method of accounting. Under this method, the Company’s income (loss) from investment in Beijing Henglong is recognized in the consolidated statements of income/(loss). Unrealized gains on transactions between the Company and Beijing Henglong are eliminated to the extent of the Company’s interest in Beijing Henglong, if any; unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. When the Company’s share of losses in Beijing Henglong equals or exceeds its interest in Beijing Henglong, the Company does not recognize further losses, unless the Company has incurred obligations or made payments on behalf of Beijing Henglong.

The Company continually reviews its investment in Beijing Henglong to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, including general market conditions, industry-specific or investee-specific reasons, changes in valuation subsequent to the balance sheet date and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the security is written down to fair value. There were no impairment losses for its long-term investment in the three years ended December 31, 2011.

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

Revenue from Materials and Other Assets Sales Recognition – Normally, the Company purchases materials only for its production. Occasionally, some materials will be sold to other suppliers in case of temporary inventory overage of such materials and to make a profit on any price difference. The Company is essentially the agent in these transactions because it does not have any risk of product return. When there is any quality or quantity loss, the suppliers are obligated to restitution. Income generated from selling materials is recorded as the net amount retained, that is, the amount billed to the customers less the amount paid to suppliers, in the consolidated statement of income (loss) in accordance with the provisions of ASC Topic 350.

Revenue from other asset sales represents gains or losses from other assets, for example, used equipment. Income generated from selling other assets is recorded as the net sales amount less the carrying value of the assets. The Company has classified such revenue from materials and other asset sales into gain on other sales in its consolidated statements of income/(loss).

Sales Taxes - The Company is subject to value added tax, “VAT.” The applicable VAT tax rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold less VAT paid on purchases made with the relevant supporting invoices. VAT is collected from customers by the Company on behalf of the PRC tax authorities and is therefore not charged to the consolidated statements of income/(loss).

Uncertain Tax Positions - In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.

Product Warranties - The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the years ended December 31, 2011, 2010 and 2009, the warranties activities were as follows:

	Year Ended December 31
	2011	2010	2009
Balance at the beginning of year	$13,944,392	$9,092,464	$6,335,613
Additions during the year	11,484,592	13,285,612	10,192,749
Settlement within the year	(9,332,366)	(8,715,820)	(7,442,982)
Foreign currency translation	712,169	282,136	7,084
Balance at end of year	$16,808,787	$13,944,392	$9,092,464

Pension - Most of the operations and employees of the Company are located in China. The Company records pension costs and various employment benefits in accordance with the relevant Chinese social security laws, which is approximately at a total of 31% of salary as required by local governments. Base salary levels are the average salary determined by the local governments.

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

Income Taxes - The Company accounts for income taxes using the liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities, changes in deferred tax assets and liabilities, if any, include the impact of any tax rate changes enacted during the year. ASC Topic 350, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.. Additionally, the Company accounts for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

If the amount of the Company’s taxable income or income tax liability is a determinant of the amount of a grant, the grant is treated as a reduction of the income tax provision in the year the grant is realized.

Research and Development Costs - Research and development costs are expensed as incurred.

Advertising, Shipping and Handling Costs - Advertising, shipping and handling costs are expensed as incurred and recorded in selling expenses. Shipping and handling costs relating to sales of $4,632,840, $4,690,313 and $3,867,125 were included in selling expenses for the years ended December 31, 2011, 2010 and 2009, respectively.

Income Per Share - Basic income per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period using the two-class method. Under the two-class method, net income is allocated between ordinary shares and other participating securities (convertible note holders) based on their participating rights. Diluted income per share is calculated by dividing net income attributable to ordinary shareholders, as adjusted for the effects on income of participating securities as if they were dilutive ordinary shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of ordinary shares issuable upon the conversion of the convertible notes using the if-converted method, and shares issuable upon the exercise of stock options and warrants for the purchase of ordinary shares using the treasury stock method. Ordinary equivalent shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be antidilutive.

-

Comprehensive Income - ASC Topic 220 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. ASC Topic 220 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

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

	(Effective Date January 1, 2009)
	As	As	Cumulative
Financial Instrument:	Recorded	Adjusted	Effect
Convertible notes payable	$34,339,807	$31,108,852	$3,230,955
Derivative liabilities	—	2,367,202	(2,367,202)
	$34,339,807	$33,476,054	$863,753

The following table illustrates the reallocation as if the amended provisions of ASC 815 had been in effect on the financing date:

	(Financing Date February 15, 2008)
	Original	Amended
Financial Instrument:	Allocation	Allocation	Difference
Convertible notes payable	$34,201,374	$28,379,704	$5,821,670
Derivative liabilities	—	5,821,670	(5,821,670)
Warrants	798,626	798,626	—
	$35,000,000	$35,000,000	$—

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

Fair Value Measurements – For purposes of fair value measurements, the Company applies the applicable provisions of ASC 820 “Fair Value Measurements and Disclosures”. Accordingly, fair value for the Company’s financial accounting and reporting purposes represents the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the designated measurement date. With an objective to increase consistency and comparability in fair value measurements and related disclosures, the Financial Accounting Standard Board established the fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.

Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As at December 31, 2011 and 2010, the Company did not have any fair value assets and liabilities classified as Level 1.

Level 2 Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As at December 31, 2011 and 2010, the Company did not have any fair value assets and liabilities classified as Level 2.

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

The following table presents information about the Company’s financial liabilities classified as Level 3 as of December 31, 2011 and December 31, 2010.

	Balance as of December 31, 2011
		Fair Value Measurements
	Carrying Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, non-current	$559,148	$-	$-	$559 ,148

	Balance as of December 31, 2010
		Fair Value Measurements
	Carrying Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current	$25,271,808	$-	$-	$25,271,808

For a summary of changes in Level 3 derivative liabilities for the years ended December 31, 2011,2010 and 2009, please see Note 13

Stock-Based Compensation - The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 478,850 stock options and 1,721,150 stock options remain to be issuable in the future. As of December 31, 2011, the Company had 67,500 stock options outstanding.

The Company has adopted ASC Topic 718, “Accounting for Stock-Based Compensation,” which establishes a fair value based method of accounting for stock-based compensation plans. In accordance with ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Registration Payment Arrangements - The Company has entered into registration payment arrangements with certain investors that provide for the payment of damages for failures to register common shares underlying the investor’s financial instruments. ASC Topic 825, Accounting for Registration Payment Arrangements, provides for the exclusion of registration payments, such as the liquidated damages, from the consideration of classification of financial instruments. Rather, such registration payments would be accounted for pursuant to ASC Topic 450, “Accounting for Contingencies,” which is the Company’s current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. The Company does not currently believe that damages are probable.

As the investors may sell the convertible notes and underlying shares freely pursuant to Rule 144, there are no liquidated damages.

Foreign Currencies - The Company’s subsidiaries based in PRC and Genesis maintain their books and records in Renminbi, their functional currency. In accordance with ASC Topic 830, foreign currency transactions in RMB are reflected using the temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date. Non-monetary items, including shareholders’ equity, are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period. The parent company (CAAS) and Henglong USA Corporation (HLUSA), maintain their books and records in U.S. dollars, “USD,” the currency of U.S.A., their functional currency.

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

Jingzhou Tongying Alloys Materials Co., Ltd., “Jingzhou Tongying”

WuHan Dida Information S&T Development Co., Ltd., “WuHan Dida”

Hubei Wanlong Investment Co., Ltd., “Hubei Wanlong”

Jiangling Yude Machining Co., Ltd., “Jiangling Yude”

Wiselink Holdings Limited., “Wiselink”

Principal policies of the Company in connection with transactions with related parties are as follows:

Products sold to related parties – The Company sold products to related parties at fair market prices, and also granted them credit of three to four months on an open account basis. These transactions were consummated under similar terms as the Company's other customers.

Materials purchased from related parties – The Company purchased materials from related parties at fair market prices, and also received from them credit of three to four months on an open account basis. These transactions were consummated under similar terms as the Company's other suppliers.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company means January 1, 2012. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company means January 1, 2012. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards is not expected to have an impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statements of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on their financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

3. Accounts and Notes Receivable

The Company’s accounts receivable at December 31, 2011 and 2010 are summarized as follows:

	December 31,
	2011	2010
Accounts receivable	$120,845,295	$122,379,968
Notes receivable	92,805,163	76,407,523
	213,650,458	198,787,491
Less: allowance for doubtful accounts	(1,191,200)	(2,928,503)
Balance at end of year	$212,459,258	$195,858,988

Notes receivable represents accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

As of December 31, 2011, the Company has pledged $33,033,938 of accounts receivable as security for its comprehensive credit facility with the banks in China.

The activity in the Company’s allowance for doubtful accounts of accounts receivable during the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

	Year Ended December 31
	2011	2010	2009
Balance at beginning of year	$2,928,503	$5,320,378	$4,910,478
Amounts provided for during the year	10,258	25,729	1,171,429
Amounts reversed of collection during the year	(168,008)	(2,582,693)	(765,201)
Written off during the year	(1,729,116)	-	-
Foreign currency translation	149,563	165,089	3,672
Balance at end of year	$1,191,200	$2,928,503	$5,320,378

4. Other Receivables

The Company’s other receivables at December 31, 2011 and 2010 are summarized as follows:

	December 31,
	2011	2010
Other receivables	$3,073,860	$3,501,967
Less: allowance for doubtful accounts	(697,255)	(700,533)
Balance at end of year	$2,376,605	$2,801,434

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.

The activity in the Company’s allowance for doubtful accounts of other receivable during the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

	Year Ended December 31
	2011	2010	2009
Balance at beginning of year	$700,533	$740,110	$659,837
Amounts provided for during the year	57,849	102,522	113,905
Amounts reversed of collection during the year	(96,903)	(165,066)	(34,287)
Foreign currency translation	35,776	22,967	655
Balance at end of year	$697,255	$700,533	$740,110

5. Inventories

The Company’s inventories at December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
Raw materials	$15,603,801	$11,394,670
Work in process	7,344,342	7,537,766
Finished goods	28,659,050	17,937,836
Balance at end of year	$51,607,193	$36,870,272

Provision for inventories valuation amounted to $0.02million, $0.4 million and $1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

6. Long-term Investments

On December 31, 2011 and 2010, the Company’s balance of long-term investment was $3,485,118 and $3,162,136, respectively. As discussed in note 2, for the long-term investments that the Company has no voting control, such investments were accounted for using the equity method or the cost method.

On January 24, 2010, the Company invested $ 3,095,414 to establish a joint venture company with the other shareholder, Beijing Hainachuan Henglong Steering System Co., Ltd., “Beijing Henglong,” in which the Company owns 50% equity, as discussed in Note 2. The Company accounted for its operation results with the equity method. On December 31, 2011 and 2010, the Company had $3,399,416 and $3,080,598, respectively, of net equity in Beijing Henglong, respectively. Summarized statement of balance sheet data of Beijing Henglong as of December 31 is as follows:

	December 31,
	2011	2010

Current assets	$10,114,458	$4,462,788
Other assets	4,860,562	4,530,395
Total assets	$14,975,020	$8,993,183
Current liabilities	$5,690,939	$586,678
Other liabilities	2,485,248	2,245,308
Shareholders’ equity	6,798,833	6,161,197
Total liabilities and shareholders’ equity	$14,975,020	$8,993,183

Summarized statement of operations data for the years ended December 31 is as follows:

	Net Sales			Gross Margin			Net Income(Loss)
	2011	2010	2009	2011	2010	2009	2011	2010	2009

Beijing Henglong	$25,051,883	$—	$—	$733,591	$—	$—	$316,500	$(29,631)	$—

 The Company’s share of net assets and net income is reported in the consolidated financial statements as “long-term investments” on the consolidated balance sheets and “equity in earnings of affiliated companies” on the consolidated statements of income/(loss) . The Company’s consolidated financial statement contains the net income and net loss of non-consolidated affiliates of $158,250 and $14,816 at December 31, 2011 and 2010, respectively.

7. Property, Plant and Equipment

The Company’s property, plant and equipment at December 31, 2011 and 2010 are summarized as follows:

	December 31,
	2011	2010

Costs:
Land use rights and buildings	$39,527,681	$36,983,940
Machinery and equipment	100,327,278	81,905,845
Electronic equipment	6,353,939	5,840,308
Motor vehicles	2,956,235	2,902,738
Construction in progress	6,546,981	4,686,699
	155,712,114	132,319,530
Less: Accumulated depreciation	(70,868,864)	(56,938,783)
Balance at end of year	$84,843,250	$75,380,747

Depreciation charges for the years ended December 31, 2011, 2010 and 2009 were $13,320,752, $9,416,451 and $8,429,863, respectively.

As of December 31, 2011, the Company has pledged approximately $83,000,000 of property, plant and equipment as security for its comprehensive credit facilities with the banks in China.

8. Intangible Assets

The Company’s intangible asset at December 31, 2011 and 2010 are summarized as follows:

	December 31,
	2011	2010
Costs:
Patent technology	$1,896,013	$1,536,268
Management software license	578,754	509,221
	2,474,767	2,045,489
Less: Accumulated amortization	(1,637,692)	(1,383,400)
Balance at end of the year	$837,075	$662,089

For the years ended 2011, 2010 and 2009, amortization expenses were $180,339, $81,167 and $254,306, respectively.

The estimated aggregated amortization expense for the five succeeding years is $820,000 with $164,000 for each year.

9. Deferred Income Tax Assets

In accordance with the provisions of ASC Topic 740 “Income Taxes”, the Company assesses, on a quarterly basis, its ability to realize its deferred tax assets. Based on the more likely than not standard in the guidance and the weight of available evidence, the Company believes a valuation allowance against its deferred tax assets is necessary. In determining the need for a valuation allowance, the Company considered the following significant factors: an assessment of recent years’ profitability and losses by taxing authorities; the Company’s expectation of profits based on margins and volumes expected to be realized (which are based on current pricing and volume trends); the long period in all significant operating jurisdictions before the expiry of net operating losses, noting further that a portion of the deferred tax asset is composed of deductible temporary differences that are subject to an expiry period until realized under tax law. The Company will continue to evaluate the provision of valuation allowance in future periods.

The components of deferred income tax assets at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010

Losses carryforward (U.S.) (1)	$4,012,253	$2,422,312
Losses carryforward (PRC)	1,351,498	804,147
Product warranties and other reserves	3,512,683	2,871,844
Property, plant and equipment	4,094,824	3,271,594
Accrued make-whole interest expense for convertible notes	2,665,498	2,320,938
Share-based compensation	213,098	366,464
Bonus accrual	206,035	182,970
Other accruals	790,664	943,373
Others	136,660	314,795
Total deferred tax assets	16,983,213	13,498,437
Less: taxable temporary difference related to revenue recognition	(817,141)	(801,562)
Total deferred tax assets, net	16,166,072	12,696,875
Less: Valuation allowance	(8,138,385)	(5,913,860)
Total deferred tax assets, net of valuation allowance (2)	$8,027,687	$6,783,015

(1) The net operating loss carry forwards for the U.S. entity for income tax purposes are available to reduce future years' taxable income. These carry forwards will expire, if not utilized, in 20 years. Net operating loss carryforwards for non-U.S. entities can be carried forward for 5 years to offset taxable income. However, as of December 31, 2011, valuation allowance was $8,138,385, including $7,033,036 allowance for the Company’s deferred tax assets in the United States and $1,105,349 allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

(2) Approximately $4,340,974 and $3,271,594 of deferred income tax asset as of December 31, 2011 and 2010, respectively, is included in non-current deferred tax assets in the accompanying consolidated balance sheets. The remaining $3,686,713 and $3,511,421 of deferred income tax asset as of December 31, 2011 and 2010, respectively, is included in the current deferred tax assets.

The activity in the Company’s valuation allowance for deferred tax assets during the year ended December 31, 2011, 2010 and 2009 are summarized as follows:

	Year Ended December 31
	2011	2010	2009

Balance at beginning of year	$5,913,860	$4,821,210	$3,459,664
Amounts provided for during the year	2,336,821	1,269,127	1,452,022
Amounts recovered during the year	(153,367)	(200,500)	(91,037)
Foreign currency translation	41,071	24,023	561
Balance at end of year	$8,138,385	$5,913,860	$4,821,210

10. Bank Loans

At December 31, 2011, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans with a principal of $10,315,987 and a weighted average interest rate at 6.72 % per annum. Interest is to be paid on the twentieth day of each month and the principal repayment is at maturity. These loans are secured by some of the property and equipment of the Company and are repayable within one year.

(1)	On July 6, 2011, China CITIC Bank loaned $2,380,612 to the Company at an annual interest rate of 7.79%, and maturity term of twelve months.

(2)	On September 30, 2011, Bank of China loaned $4,761,225 to the Company at an annual interest rate of 6.56%, and maturity terms of twelve months.

(3)	On June 29, 2011, China Construction Bank loaned $3,174,150 to the Company at an annual interest rate of 6.56%, and maturity term of twelve months.

At December 31, 2010, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans with a principal of $6,794,812 and a weighted average interest rate at 5.25 % per annum. Interest is to be paid on the twentieth day of each month and the principal repayment is at maturity. These loans are secured by some of the property and equipment of the Company and are repayable within one year. The Company has repaid such loans at maturity dates in 2011.

11. Accounts and notes payable

The Company’s accounts and notes payable at December 31, 2011 and 2010 are summarized as follows:

	December 31,
	2011	2010
Accounts payable	$114,201,934	$95,726,549
Notes payable	57,307,445	52,790,874
Balance at end of year	$171,509,379	$148,517,423

Included in notes payable, $56,166,338 were notes issued by the banks out of the Company’s banking facility lines, and $1,141,107 were notes issued by the banks in exchange of the notes received by the Company from customers for which no banking facility line was utilized.

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

As of August 15, 2008, based on the inception conversion price and reset conversion price, the convertible notes could be converted into 3,953,596 and 4,941,967 of common shares, respectively. At the commitment date, the stock price was $6.09, and the “effective” conversion price was $6.93. Accordingly, since the effective conversion price was higher than the market value of the stock, the debt instruments are not considered "in the money" and no beneficial conversion feature was present.

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

On March 17, 2009, the Company delivered two WAP Default notices to the convertible notes holders. On March 27, 2009, the Company received a letter from YA Global, one of the convertible notes holders, electing to require the Company to redeem all the three convertible notes it held in the total principal amount of $5,000,000, together with interest, late charges, and the Other Make Whole Amount as defined in Section 5(d) of the convertible notes. After negotiation, the Company and YA Global reached a settlement agreement on April 8, 2009 and under the terms of the settlement agreement, the Company paid on April 15, 2009 a redemption amount of $5,041,667 to YA Global and YA Global waived its entitlement to the Other Make Whole Amount. The amount waived was accounted for as a gain on convertible notes conversion and recorded in interest expense.

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

On the issuance date, February 15, 2008, the Company has evaluated the convertible notes for terms and conditions that would be considered to be features of embedded derivatives. Generally, such features would be required to be separated from the host contract and accounted for as derivative financial instruments when certain conditions are met. Certain features, such as the conversion option, were found to be exempt, as they satisfied the conditions as set forth in ASC Topic 815 for instruments that are being (1) indexed to the Company’s own stock, and (2) classified as equity in the financial position statement. Other features, such as puts, were not required to be bifurcated from the debt host as they are clearly and closely associated with the risk of the debt-type host instrument.

Upon the adoption of ASC 815-15 on January 1, 2009, the Company bifurcated the embedded conversion feature from the convertible notes and classified that financial instrument in liabilities at fair value. The Company has accounted for this change in accounting principle by reflecting the cumulative effect as an adjustment to its beginning retained earnings for the year ended December 31, 2009. The cumulative effect adjustment that the Company made is the difference between the amounts that it has recognized on the convertible notes payable (prior to the adoption of ASC 815-15) and the amounts that would have been recognized if the amended guidance had been effective on the issuance date of the convertible notes payable, which was February 15, 2008. The following table reflects the cumulative effect of the differences:

	Convertible notes payable
	Original Allocation	Allocation
Value allocated to debt	$34,201,374	$28,379,704
Warrants (1)	798,626	798,626
Compound embedded derivative (2)	-	5,821,670
Face value of convertible notes payable	$35,000,000	35,000,000
Unamortized discount	660,193	3,891,148
Unamortized value as of December 31, 2008	$34,339,807	-
Unamortized value as of January 1, 2009	$-	$31,108,852

(1)	The discount on original issuance reflects the fair value of the warrants of $798,626 at issuance date

(2)	Reflects the fair value of the embedded conversion feature of $5,821,670

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

As indicated above, due to the Company’s WAP Default on March 17, 2009, the convertible notes holders had the option to elect to exercise their rights to require the Company to redeem the convertible notes. The remaining amount of $3,891,148 unamortized discount on the convertible notes was recorded to its full face value and the redemption make-whole amount of $520,000 was accrued. On April 8, 2009, the Company and YA Global reached a settlement agreement, whereby under the terms of the settlement agreement, the Company paid a redemption amount of $5,000,000 of principal and $41,667 of interest to YA Global, and accrual of $571,181 for make-whole redemption interest to YA Global was waived and accounted for as a gain on convertible notes conversion. On September 22, 2009, LBCCA Liquidator revoked the redemption notices that were sent on April 24, 2009, and continued to hold the Company’s convertible notes, of which the face value was $30,000,000. The Company accepted such revocation on September 23, 2009.

On March 1, 2011, LBCCA Liquidator converted $6,428,571 principal amount of the convertible notes at a conversion price of $7.0822 per share, and the Company issued 907,708 shares of its common stock to such investor. On the conversion date, the market price of the common shares issued was $10,111,869 ($11.14 per share) and the value of the conversion consideration was $11,676,287, including $6,428,571 of principal, $1,506,143 of coupon interest and make-whole amount payable and $3,741,573 of derivative liabilities under such principal. The amount of coupon interest, make-whole and derivative liabilities included in the value of the conversion consideration were determined by pro-rating the accrued coupon interest, accrued make-whole amount and the fair value of the derivative liabilities based on the principal amount of the convertible notes converted as a percentage of the outstanding balance prior to their conversion. The Company recorded a gain on convertible notes conversion of $1,564,418, which is the difference between the market price of the common stock and the conversion consideration.

On December 31, 2011 and 2010, the carrying value of the Company’s convertible notes payable was $23,571,429 and $30,000,000, respectively. Upon expiration of the mandatory redemption date of the convertible notes on February 15, 2011, the outstanding convertible notes payable of $23, 571,429 were reclassified as long-term liabilities.

13. Compound derivative liabilities

Effective January 1, 2009, the Company adopted the provisions of ASC 815 Derivatives and Hedging Activities that address the determination of whether an instrument meets the definition of a derivative being indexed to a company’s own stock for purposes of applying the scope exception as provided for in accordance with ASC 815-15. Upon adoption of the standard on the effective date, the embedded conversion option that is embedded in the Company’s convertible notes Payable (see Note 12) no longer met the definition because it embodied certain anti-dilution protections that are not based on input to the fair value of a fixed-for-fixed option. As a result, the embedded conversion feature required bifurcation, classification in liabilities and measurement at fair value at each reporting period, with changes reflected in earnings, until the convertible notes are settled.

The Company’s derivative financial instruments (liabilities) consisted of a compound embedded derivative that originated in connection with the Company’s convertible note Payable and Warrant Financing Arrangement. Derivative liabilities are carried at fair value. The following table summarizes the compound derivative liabilities as of December 31, 2011 and 2010:

	December 31,
	2011	2010

Financial Instrument
Derivative liability	$559,148	$25,271,808
Common shares to which the derivative liability is linked	3,328,264	4,235,972

Changes in the fair value of derivative liabilities are recorded in gain (loss) on change in fair value of derivative in the income statement. The following tables summarize the components of gain (loss) on change in fair value of derivative arising from fair value adjustments during the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009

Balances at January 1	$25,271,808	$45,443,506	$—
Cumulative effect change in accounting principle	—	—	2,367,202
Subtotal	25,271,808	45,443,506	2,367,202
Decrease due to convertible notes conversion on March 1, 2011(see Note 12)	(3,741,573)	-	-
(Decrease) increase in fair value adjustments [1]	(20,971,087)	(20,171,698)	43,076,304
Balances at December 31	$559,148	$25,271,808	$45,443,506

1.	Recorded as gain on change in fair value of derivative in the statements of income.

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

The Company’s embedded conversion option derivative represents the conversion option, term-extending option, certain redemption and put features in the Company’s convertible notes payable. See Note 12 for additional information about the Company’s convertible notes payable. The features embedded in the convertible notes were combined into one compound embedded derivative that the Company measured at fair value using the Monte Carlo valuation technique. Monte Carlo was believed by the Company’s management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, Monte Carlo also embodies assumptions that provide for credit risk, interest risk and redemption behaviors( i.e., assumptions market participants exchanging debt-type instruments would also consider). Monte Carlo simulates multiple outcomes over the period to maturity using multiple assumption inputs also over the period to maturity. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of December 31, 2011, 2010, and 2009, and January 1, 2009 (effective date of accounting principle change):

	Range
December 31, 2011 Assumptions:	Low	High	Equivalent
Volatility	51.63%	69.66%	60.40%
Market adjusted interest rates	15.38%	21.87%	18.52%
Credit risk adjusted rates	17.17%	17.17%	17.17%
Implied expected life (years)	-	-	1.13

	Range
December 31, 2010 Assumptions:	Low	High	Equivalent
Volatility	43.14%	76.00%	63.00%
Market adjusted interest rates	5.14%	20.15%	9.64%
Credit risk adjusted rates	14.75%	15.82%	15.11%
Implied expected life (years)	—	—	1.73

	Range
December 31, 2009 Assumptions:	Low	High	Equivalent
Volatility	68.86%	81.94%	76.71%
Market adjusted interest rates	6.40%	7.87%	7.05%
Credit risk adjusted rates	13.39%	14.20%	13.63%
Implied expected life (years)	—	—	1.96

	Range
	Low	High	Equivalent
January 1, 2009 Assumptions:
Volatility	63.09%	91.15%	74.02%
Market adjusted interest rates	4.14%	17.01%	7.15%
Credit risk adjusted rates	21.58%	24.97%	23.20%
Implied expected life (years)	—	—	4.27

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

Upon expiration of the mandatory redemption date of the convertible notes on February 15, 2011, the compound derivative liabilities of $559,148 were reclassified as long-term liabilities.

14. Accrued expenses and other payables

The Company’s accrued expenses and other payables at December 31, 2011 and 2010 are summarized as follows:

	December 31,
	2011	2010

Accrued expenses	$2,802,145	$3,627,768
Accrued interest (1)	625,447	7,143,751
Other payables	1,573,318	2,826,354
Warranty reserves	16,808,787	13,944,392
Dividend payable to non-controlling interest shareholders of joint-ventures	807,970	1,530,445
Balance at end of year	$22,617,667	$29,072,710

(1) As of December 31, 2011, accrued interest of $625,447 represented coupon interest on convertible notes to be paid every six months, whereas, as of December 31, 2010, accrued interest of $ 7,143,751 included coupon interest and make-whole redemption interest of $512, 500 and $6,631,251, respectively. Upon expiration of the mandatory redemption period of the convertible notes on February 15, 2011, the entire make-whole redemption interest was reclassified as long-term liabilities (see Note 12 and 15).

15.     Accrued maturity and make-whole redemption interest expense for convertible notes

In February 2008, the Company sold to two accredited institutional investors $35 million of convertible notes, the "convertible notes,” with a scheduled maturity date of February 15, 2013. Pursuant to the terms of the convertible notes, on each of February 15, 2010 and February 15, 2011, the convertible note holders had the right, in their sole discretion, to require that the Company redeem the convertible notes in whole but not in part, by delivering written notice thereof to the Company. The portion of the convertible note subject to redemption pursuant to this annual redemption right would have been redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Annual Redemption Make Whole Amount. The “Annual Redemption Make Whole Amount” means a premium to the conversion amount such that the total amount received by the convertible notes holder upon any annual redemption represents a gross yield on the original principal amount of eleven percent (11%), with interest computed on the basis of the actual number of days elapsed over a 360-day year. On February 15, 2011, the remaining convertible notes holder did not exercise its annual redemption right. Therefore, the next scheduled redemption date is the maturity date of February 15, 2013 and the make-whole provision accrued after February 15, 2011 was based on the “Maturity Make Whole Amount.” “Maturity Make Whole Amount” means a premium to the Conversion Amount such that the total amount received by the Holder at Maturity represents a gross yield to the Holder on the Original Principal Amount as of the Maturity Date equal to thirteen percent (13%), with interest computed on the basis of the actual number of days elapsed over a 360-day year. The make-whole redemption interest was recorded under accrued interest before February 15, 2011 due to its current liabilities feature and thereafter reclassified to and recorded as non-current liability.

For the years ended December 31, 2011, 2010, and 2009, the accrued provision on maturity and make-whole redemption interest pursuant to the term of convertible notes were as follows:

	Year Ended December 31
	2011	2010	2009

Balance at beginning of year	$6,631,251	$4,763,771	$2,038,729
Amounts provided for during the year	2,486,583	1,867,480	3,296,223
Amount waived during the year	—	—	(571,181)
Decrease due to convertible notes conversion	(1,502,125)	—	—
Balance at end of year	$7,615,709	$6,631,251	$4,763,771

16.      Warrants

In connection with the convertible notes, the Company issued 1,317,864 detachable warrants to purchase from the Company shares of common stock at the exercise price of $8.8527 per share, subject to adjustments upon certain events occurring as defined in the debt agreement. The Warrants were exercisable immediately and expired on February 15, 2009.

In accordance with ASC Topic 480, it appears that the warrants require liability classification due to the possible cash redemption upon the event of an all cash acquisition. This guidance clarifies that warrants that contain any redemption features, including contingent redemption features, must be recorded as liabilities and marked to fair value each reporting period. As of the issuance date, i.e., February 15, 2008, the fair value of warrants was $798,626. Such warrant liabilities were adjusted to their estimated fair values at the completion of each reporting period until the maturity of February 15, 2009.

As of August 15, 2008, the Company valued the warrant using the conversion price at inception and reset the price respectively. The fair value of the warrant was $489,718 at the inception conversion price of $8.8527, and $551,131 at the reset conversion price of $8.55, respectively.

On February 15, 2009, the warrants expired unexercised and the warrants were forfeited. Accordingly, the value of the warrants has been recorded in the income statement as gain or loss on change in fair value of derivative (see Note 24).

As of the Issuance Date (February 15, 2008), the Reset date (August 15, 2008) and the end of each reporting period, the fair value of liabilities in connection with warrants was calculated using the Black-Scholes option pricing model and based on the following assumptions:

	February	August 15,	August 15,	December	February
	15, 2008	2008	2008	31, 2008	15, 2009
	Issuance	Prior to	Subsequent to	Year end	Maturity
	date	reset	reset	date	date
Warrants indexed to common stock	1,317,864	1,317,864	1,317,864	1,317,864	1,317,864
Trading market price	$6.09	$6.03	$6.03	$3.39	$3.30
Exercise price	$8.8527	$8.8527	$8.8527	$8.8527	$8.8527
Exercise price adjustment	-	-	$(0.3027)	$(0.3027)	$(0.3027)
Effective strike price for Black-Scholes model	$8.8527	$8.8527	$8.5500	$8.5500	$8.5500
Term:
Estimated Term (Year)	1.00	0.50	0.50	0.13	—
Volatility Historical volatility for effective term	54.60%	64.00%	64.00%	92.36%	—
Risk-free rate	2.02%	1.99%	1.99%	0.11%	—
Dividend yield rates	0.00%	0.00%	0.00%	0.00%	—
Fair value of warrants	$798,626	$489,718	$551,131	$1,977	$—

17. Taxes payable

The Company’s taxes payable at December 31, 2011 and 2010 are summarized as follows:

	December 31,
	2011	2010

Value-added tax payable	$1,513,808	$3,203,808
Income tax payable	423,586	3,273,776
Other tax payable	91,821	383,362
Balance at end of year	$2,029,215	$6,860,946

18. Amounts Due to Shareholders/Directors

The activity in the amounts due to shareholders/directors during the years ended December 31, 2011 and 2010 is summarized as follows:

	December 31,
	2011	2010	2009
Balance at beginning of the year	$353,817	$—	$337,370
Increase (decrease) during the year	(28,194)	344,695	(337,915)
Foreign currency translation	26,194	9,122	545
Balance at end of year	$351,817	$353,817	$—

The amounts due to shareholders/directors were unsecured, interest-free and repayable on demand mainly resulting from expenses paid on behalf of the Company by shareholders/directors.

19. Advances payable

On December 31, 2011 and 2010, advances payable of the Company was $983,986 and $603,983, respectively.

The amounts mainly represent advances made by the Chinese government to the Company as subsidy on interest on loans related to improvement of the production techniques and the quality of products.

The balances are unsecured, interest-free and will be repayable to the Chinese government if the usage of such advance does not continue to qualify for the subsidy (see Note 22).

20. Stock options

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a term of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees who served over three years or have given outstanding performance, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 478,850 stock options under this plan, and there remain 1,721,150 stock options issuable in the future as of December 31, 2011.

Under the aforementioned plans, the stock options granted will have an exercise price equal to the closing price of the Company’s common stock traded on NASDAQ on the date of grant, and will expire two to five years after the grant date. Except for the 298,850 options granted to management on December 2008, which became exercisable on a ratable basis over the vesting period (3 years), the others were exercisable immediately on the grant date. Stock options will be settled in shares of the Company’s common stock upon exercise and are recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” As of December 31, 2011, the Company has sufficient unissued registered common stock for settlement of the stock incentive plan mentioned above.

The fair value of stock options was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instruments. The dividend yield assumption is based on historical patterns and future expectations for the Company dividends.

Assumptions used to estimate the fair value of stock options on the grant dates are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
October 12, 2011	157.0%	0.96%	5	0.00%
July 8, 2010	151.6%	1.79%	5	0.00%
September 10, 2009	153.6%	2.38%	5	0.00%

The stock options granted during 2011, 2010 and 2009 were exercisable immediately and their fair value on the grant date using the Black-Scholes option pricing model was $100,575, $345,375 and $196,650, respectively. For the years ended December 31, 2011, 2010 and 2009, the Company recognized stock-based compensation of $100,575, $595,402 and $446,676, respectively.

The activities of stock options are summarized as follows, including granted, exercised and forfeited.

			Weighted-Average
		Weighted-Average	Contractual
	Shares	Exercise Price	Term (years)
Outstanding - January 1, 2009	388,850	$3.84	3.4
Granted	22,500	8.45	5
Exercised	(63,000)	6.67	4.7
Cancelled	(4,500)	2.93	3
Outstanding - December 31, 2009	343,850	$3.63	3.3
Granted	22,500	16.80	5
Exercised	(129,582)	3.48	3.2
Outstanding - December 31, 2010	236,768	$4.97	3.5
Granted	22,500	4.84	5
Exercised	(176,768)	2.93	3
Cancelled	(15,000)	7.48	4.5
Outstanding - December 31, 2011	67,500	$9.72	5

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2011:

	Outstanding Stock	Weighted Average	Weighted Average	Number of Stock
Range of Exercise Prices	Options	Remaining Life	Exercise Price	Options Exercisable

$4.50 - $10.00	45,000	3.54	$6.18	45,000
$10.01 - $18.00	22,500	3.52	$16.80	22,500
	67,500			67,500

As of December 31, 2011, 2010, and 2009, the total intrinsic value of the Company’s stock options that were outstanding was $0, $2,119,510, and $5,171,504, respectively.

As of December 31, 2011, 2010, and 2009, the total intrinsic value of Company’s stock options that were exercisable was $0, $2,119,510, and $3,611,947, respectively.

As of December 31, 2011, 2010, and 2009, the total intrinsic value of Company’s stock options that were exercised was $193,858, $749,400, and $637,725, respectively.

As of December 31, 2011, 2010, and 2009, the weighted average fair value of the Company’s stock options that were granted was $4.47, $15.35, and $8.74, respectively.

21. Retained earnings

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

When the statutory surplus reserve reaches 50% of the registered capital of a company, additional reserve is no longer required. However, the reserve cannot be distributed to joint venture partners. Based on the business licenses of the Sino-foreign joint ventures, the registered capital of Henglong, Jiulong, Shenyang, Zhejiang, USAI, Jielong, Wuhu, and Hengsheng are $10,000,000, $4,283,170 (RMB35,000,000), $8,132,530 (RMB67,500,000), $7,000,000, $2,600,000, $6,000,000, $3,750,387 (RMB30,000,000), and $16,000,000, respectively.

The Company recorded $258,443, $443,264 and $798,756 statutory surplus reserve for the years ended 2011, 2010 and 2009, respectively.

22.  Other Income, net

The Company recorded government subsidies as other income. As of December 31, 2011, 2010, and 2009, the Company has received such subsidies in the amounts of $168,749, $558,058, and $94,534, respectively.

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

For the year ended December 31, 2011, 2010, and 2009, the Company received interest subsidies in the amounts of $168,749, $311,291, and $94,534, respectively, and investment subsidies of $0, $231,951, and $0, respectively.

Interest subsidies apply to loan interest related to optimized production technology. During 2008, 2009, 2010 and 2011, the Company had used this special loan to improve its different products’ production line technologically in order to enlarge the production capability and enhance quality, and the Company has received government subsidies in these years. Some of these improvement projects were completed in 2009, 2010 and 2011, the remaining are still in progress. Improved production technologies were already produced benefits. Therefore, the Company recorded received government subsidies related to completed improvement program as other income, and received government subsidies related to uncompleted improvement program as advances payable.

Chinese government also provided incentives to foreign investors for setting up technologically advanced enterprises in China. During 2010, the Company recognized $231,951 of investment subsidiary. Genesis, as a foreign investor, has received such subsidies for re-investment in Jiulong and Henglong with their profit distribution, and both entities were technologically advanced enterprises and entitled to such subsidies.

23. Financial (income) expenses

During the years ended December 31, 2011, 2010, and 2009, the Company recorded financial (income) expenses which were summarized as follows:

	Year Ended December 31
	2011	2010	2009

Accrual on maturity and make-whole redemption interest and coupon interest	$3,610,244	$3,048,730	$3,796,359
Interest expense	349,243	459,474	470,102
Interest income	(726,926)	(587,640)	(455,035)
Foreign exchange (gain) loss, net	567,238	348,823	(10,296)
(Income) loss of note discount, net	9,482	(70,308)	82,757
Amortization for discount of convertible notes payable (1)	—	—	3,891,148
Bank fees	174,556	161,758	108,679
Total	$3,983,817	$3,360,837	$7,883,714

(1)	On March 17, 2009, due to the Company’s WAP Default, the remaining balance of $3,891,148 on the unamortized discount on the convertible notes was accreted to its full face value (see Note 12).

24. Gain (Loss) on change in fair value of derivative

As of December 31, 2011, 2010, and 2009, following is the summary of Company’s recorded gain (loss) on change in fair value of derivatives:

	Year Ended December 31
	2011	2010	2009

Income from changes in the fair value of warrant liabilities	$—	$—	$1,977
Income (loss) from changes in the fair value of compound derivative liabilities	20,971,087	20,171,698	(43,076,304)
Total	$20,971,087	$20,171,698	$(43,074,327)

Gain on the change of the fair value of warrant liability and compound derivative liabilities mentioned above, see Notes 14 and 16.

25. Income Taxes

The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rate of 25% on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign invested enterprise. If the enterprise meets certain preferential terms according to the China income tax law, such as assessment as an “Advanced Technology Enterprise” by the government, then, the enterprise will be subject to enterprise income tax at a rate of 15% or 12.5%.

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

The Company provides for deferred income taxes on the unremitted earnings of foreign subsidiaries unless such earnings are deemed to be permanently reinvested outside the United States. During the years ended December 31, 2011, 2010, and 2009, the Company has a gross U.S. deferred income taxes of $0.1 million, $0.2 million, and $0.2 million, respectively, on foreign earnings of $2.0 million, $4.0 million, and $3.7 million, respectively, that it consider not permanently reinvested outside the United States, respectively.

As of December 31, 2011, the Company still has undistributed earnings of approximately $99 million from investment in foreign subsidiaries that are considered permanently reinvested. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.

During 2008, Jiulong was awarded the title of “Advanced Technology Enterprise”, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2008, 2009 and 2010. In 2011, the Company has passed re-assessment by the government, based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2011, 2012, and 2013.

During 2008, Henglong was awarded the title of “Advanced Technology Enterprise”, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2008, 2009 and 2010. In 2011, the Company has passed re-assessment by the government, based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2011, 2012, and 2013.

During 2009, Shenyang was awarded the title of “Advanced Technology Enterprise”, based on the PRC income tax law, and it was subject to enterprise income tax at a rate of 15% for 2009, 2010 and 2011. The government needs to re-assess whether Shenyang is entitled to “Advanced Technology Enterprise” status in 2012, and if approved, its term will be extended for another three years. If Shenyang fails to pass the re-assessment by the government, it would be subject to a tax rate of 25%.

During 2009, Zhejiang was awarded the title of “Advanced Technology Enterprise”, based on the PRC income tax law, and it was subject to enterprise income tax at a rate of 15% for 2009, 2010 and 2011. The government needs to re-assess whether Zhejiang is entitled to “Advanced Technology Enterprise” status in 2012, and if approved, its term will be extended for another three years. If Shenyang fails to pass the re-assessment by the government, it would be subject to a tax rate of 25%.

Wuhu, Jielong and Hengsheng had an enterprise income tax exemption in 2008 and 2009, and Wuhu is subject to income tax at a rate of 11%, 12%, and 12.5%, respectively, for 2010, 2011 and 2012; Jielong is subject to tax at a rate of 12.5% in 2010 and 2011, and 25% in 2012; and Hengsheng is subject to tax at a rate of 12.5% for the next three year thereafter, from 2010 to 2012.

There is no assessable profit for USAI and the Testing Center in 2011, 2010, and 2009. Based on PRC income tax laws, they are exempted from income tax in 2009, subject to income tax at a rate of 12.5% in 2010 and 2011, and 25% in 2012 (if there is a taxable profit).

No provision for Hong Kong tax is made as Genesis is an investment holding company, and has no assessable income in Hong Kong for the years 2011, 2010, and 2009. The enterprise income tax of Hong Kong is 16.5%.

No provision for U.S. tax is made as the Company has no assessable income in the United States for the years ended December 31, 2011, 2010, and 2009. The enterprise income tax rate in the United States is 35%.

The provision for income taxes was calculated as follows:

	Year Ended December 31
	2011	2010	2009

Tax rate	35%	35%	35%
Income (loss) before income taxes	$52,098,933	$71,416,323	$(13,931,112)
Federal tax (benefit) at statutory rate	$18,234,627	$24,990,527	$(4,875,889)
Fair value change in convertible bond	(7,339,881)	(7,060,094)	13,866,951
Change of income tax rate	(929,795)
Gain on convertible notes conversion	(547,546)	-	-
Accumulated discount amortization	-	-	2,268,652
Effect of differences in foreign tax rate	(6,449,798)	(10,901,349)	(6,711,498)
Tax benefit from income tax return	-	(180,731)	(1,053,092)
Provision on valuation allowance for deferred income tax – U.S.	1,923,322	1,062,704	1,185,693
Provision on valuation allowance for deferred income tax – PRC	260,132	29,946	175,853
Other differences	(797,359)	543,202	(136,657)
Total income tax expense	$4,353,702	$8,484,205	$4,720,013

The combined effects of the income tax exemption and reduction available to the Company are as follows:

	Year Ended December 31,
	2011	2010	2009
Tax holiday effect	$6,449,798	$10,901,349	$6,711,498
Basic net income per share effect	0.23	0.40	0.25
Diluted net income per share effect	0.20	0.35	0.25

The Company is subject to examination in the United States and China. The Company's tax years for 2001 through 2011 are still open for examination in China. The Company's tax years for 2004 through 2011 are still open for examination in the United States.

Uncertain Tax Positions

The Company did not have any uncertain tax positions for the years ended December 31, 2011, 2010 and 2009.

26. Income (Loss) Per Share

In periods when the Company generates income, the Company calculates basic earnings per share (“EPS”) using the two-class method, pursuant to ASC 260, “Earnings Per Share” . The two-class method is required as the Company’s convertible notes qualify as participating securities, having the right to receive dividends should dividends be declared on common stock. Under this method, earnings for the period are allocated on a pro-rata basis to the common stockholders and to the holders of convertible notes based on the weighted average number of common shares outstanding and the number of shares that could be converted. The Company does not use the two-class method in periods when it generates a loss as the holders of the convertible notes do not participate in losses.

For diluted earnings per share, the Company uses the more dilutive of the if-converted method or the two-class method for convertible notes and the treasury stock method for options, assuming the issuance of common shares, if dilutive, resulting from the exercise of options and warrants.

The calculations of diluted income per share attributable to Parent company were:

	Year Ended December 31

	2011	2010	2009

Numerator:
Net income (loss) attributable to parent company	$40,791,987	$51,738,113	$(26,440,871)
Allocation to convertible notes holders	(4,518,838)	(6,994,306)	-
Net income (loss) attributable to parent company’s common shareholders – Basic	36,273,149	44,743,807	(26,440,871)
Dilutive effect of:
Add back allocation to convertible notes holders	4,518,838	6,994,306	—
Interest expenses of convertible notes payable	3,610,244	3,048,730	—
Gain on change in fair value of derivative	(20,971,087)	(20,171,698)	—
Gain on convertible notes conversion	(1,564,418)	-	-
Net income (loss) attributable to parent company’s common shareholders – Diluted	$21,866,726	$34,615,145	$(26,440,871)
Denominator:
Weighted average ordinary shares outstanding – Basic	27,930,668	27,098,258	26,990,649
Dilutive effects of stock options	101,469	231,192	—
Dilutive effect of convertible notes	3,479,548	4,235,972	—
Denominator for dilutive income/(loss) per share – Diluted	31,511,685	31,565,422	26,990,649
Net income (loss) per share attributable to parent company’s common shareholders
Basic	1.30	1.65	(0.98)
Diluted	0.69	1.10	(0.98)

The following table summarizes potential common shares outstanding excluded from the calculation of diluted income per share for the years ended December 31, 2011, 2010, and 2009 because such inclusion would have an anti-dilutive effect.

	Year Ended December 31

	2011	2010	2009
Shares issuable under stock options	67,500	-	343,850
Shares issuable upon conversion of convertible notes	-	-	4,235,972
Total	67,500	-	4,579,822

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

China Automotive, the parent company, may depend on Genesis and HLUSA dividend payments, which are generated from their subsidiaries and their subsidiaries’ interests in the Sino-foreign joint ventures in China (“China-based Subsidiaries”) after they receive payments from the China-based Subsidiaries. Under PRC law China-based Subsidiaries are required to set aside at least 10% of their respective accumulated profits, up to 50% of their paid-in capital, to fund certain mandated reserve funds that are not payable or distributable as cash dividends.

The PRC government also imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currencies out of China, the China-based Subsidiaries may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currencies. If China Automotive is unable to receive dividend payments from its subsidiaries and China-based subsidiaries, China Automotive may be unable to effectively finance its operations or pay dividends on its shares.

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

The Company grants credit to its customers including to Xiamen Joylon, Shanghai Fenglong and Jiangling Yude, that are related parties of the Company. The Company’s customers are mostly located in the PRC.

In 2011, the Company’s ten largest customers accounted for 72.0% of the Company’s consolidated sales, with 1 customer accounting for more than 10% of consolidated sales (as 11.7% of consolidated sales).

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

At December 31, 2011, 2010 and 2009, approximately 7.1%, 15.1% and 31.9% of accounts receivable were from trade transactions with the aforementioned customers.

28. Related Party Transactions

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

Related sales and purchases: During the years ended December 31, 2011, 2010, and 2009, the joint-ventures entered into related party transactions with companies with common directors as shown below:

Merchandise Sold to Related Parties

	Year Ended December 31
	2011	2010	2009

Xiamen Joylon	$16,981,268	$9,871,977	$4,850,977
Shanghai Fenglong	518,834	526,182	400,001
Hubei Wiselink	1,413,119	-	-
Jiangling Yude	1,018,210	1,262,343	641,186
Total	$19,931,431	$11,660,502	$5,892,164

Materials Purchased from Related Parties

	Year Ended December 31
	2011	2010	2009

Honghu Changrun	$1,104,102	$81,266	$—
Shanghai Fenglong	—	—	17,273
Jiangling Tongchuang	8,912,337	9,187,392	7,078,698
Jingzhou Tongyi	117	785,649	489,116
Jingzhou Tongying	9,152,847	9,198,373	6,216,739
Hubei Wiselink	958,513	—	196,876
Wuhan Tongkai	650,947	—	—
Total	$20,778,863	$19,252,680	$13,998,702

Technology Purchased from Related Parties

	Year Ended December 31
	2011	2010	2009

Changchun Hualong	$218,108	$178,972	$248,916

  Equipment Purchased from Related Parties

	Year Ended December 31
	2011	2010	2009

Hubei Wiselink	$4,724,043	$1,873,898	$3,962,690

Related receivables, advance payments and account payable: As at December 31, 2011 and 2010, accounts receivables, advance payments and account payable between the Company and related parties are as shown below:

Accounts receivables from Related Parties

	December 31,
	2011	2010
Xiamen Joylon	$5,999,246	$5,046,397
Shanghai Fenglong	104,442	212,658
Jiangling Yude	22,460	207,787
Total	$6,126,148	$5,466,842

Other Receivables from Related Parties

	December 31,
	2011	2010
WuHan Dida	$63,608	$59,846
Jiulong Material	638,272	564,074
Jiangling Yude	436,044	136,393
Jingzhou Tongying	-	154,225
Total	1,137,924	914,538
Less: provisions for bad debts	(638,272)	(564,074)
Balance at end of year	$499,652	$350,464

Other receivables from related parties are primarily unsecured demand loans, with no stated interest rate or due date.

Accounts payable to Related Parties

	December 31,
	2011	2010
Shanghai Tianxiang	$661,316	$629,183
Jiangling Tongchuang	258,979	263,246
Hubei Wiselink	694,791	509,898
Jingzhou Tongyi	7,021	51,561
Jingzhou Tongying	361,812	414,038
Honghu Changrun	68,978
Total	$2,052,897	$1,867,926

Advanced equipment payments to Related Parties

	December 31,
	2011	2010
Hubei Wiselink	$3,712,121	$7,534,440

Advance payments to related parties and others

	December 31,
	2011	2010
Jiangling Tongchuang	$508,548	$405,266
Jingzhou Tongyi	1,817	875,619
Jingzhou Tongying	71,907	-
Honghu Changrun	47,469	53,184
Total	$629,741	$1,334,069

The Company's related parties, such as Jingzhou Derun, and Wuhan Dida, pledged certain land use rights and buildings as security for the Company’s comprehensive credit facility.

As of March 9, 2012, the date the Company issued the financial statements, Hanlin Chen, Chairman, owns 63.16% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

29. Commitments and Contingencies

Legal Proceedings – On October 25, 2011, a purported securities class action was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period from May 12, 2010 through March 17, 2011. The amended complaint alleges that the Company, certain of its present officers and directors and the Company’s former auditor violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and seeks unspecified damages. The Company has not yet responded to the amended complaint, but believes the allegations in the complaint are without merit. The Company intends to defend itself vigorously against the claims.

On December 23, 2011, a purported shareholder derivative action was filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”) on behalf of the Company. The complaint alleges that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of convertible notes issued in February, 2008. On January 25, 2012, a second purported shareholder derivative action was filed in the Court of Chancery on behalf of the Company. On February 3, 2012 the Court of Chancery consolidated the two cases. The shareholder suits have been stayed pending the outcome of any motion to dismiss in the securities class action. The Company believes the allegations in the shareholder suits are without merit, and intends to defend itself vigorously against the claims.

The Company has not yet been required to respond formally to these lawsuits. In addition, the complaints do not specify an amount of damages that plaintiffs seek. Because these matters are in very early stages, the Company cannot determine whether or not an adverse outcome is probable, nor can it provide a reasonable estimate of potential losses related to these matters. While the Company believes that it has meritorious defenses to each of these actions and intends to defend them vigorously, an adverse outcome in one or more of these matters could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

Other than the above, the Company is not a party to any pending or to the best of the Company’s knowledge, any threatened legal proceedings. In addition, no director, officer or affiliate of the Company, or owner of record of more than five percent of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

In addition to the convertible notes, bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of December 31, 2011:

	Payment Obligations by Period
	2012	2013	2014	2015	Thereafter	Total
Obligations for service agreements	$—	$206,320	$—	$—	$—	$206,320
Obligations for purchasing agreements	7,159,582	4,671,421	—	—	—	11,831,003
Interest and make-whole on convertible notes	1,075,022	3,794,172	—	—	—	4,869,194
Total	$8,234,604	$8,671,913	$—	$—	$—	$16,906,517

30. Off-Balance Sheet Arrangements

At December 31, 2011 and 2010, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

31.  Subsequent Events

 On December 1, 2011, Hengsheng entered into a Sino-foreign equity joint venture contract with SAIC-IVECO Hongyan Company to establish a Sino-foreign joint venture company, Chongqing Henglong Hongyan Power Steering Systems Co. Ltd. ("Chongqing Henglong") to design, develop and manufacture both hydraulic and electric power steering systems and parts. The new joint venture will be located in Chongqing City and have a registered capital of RMB60 million (of which RMB 42 million, or 70%, will be invested by Hengsheng). Under PRC law, the establishment of Chongqing Henglong and the effectiveness of the equity joint venture contract are subject to approval by the local Ministry of Commerce and the registration of the same with the local Administration of Industries and Commerce in Chongqing.  As of the date of this report, such approval has not been obtained.

On January 19, 2012, the Company completed its reorganization as discussed in Note 1.

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

During the years ended December 31, 2011, 2010, and 2009 the Company had ten product sectors, six of them were principal profit makers, which were reported as separate sectors which engaged in the production and sales of power steering (Henglong), power steering (Jiulong), power steering (Shenyang), power pumps (Zhejiang), power steering (Wuhu), and power steering (Hengsheng). The other four sectors which were established in 2005, 2006 and 2007, respectively, engaged in the production and sales of sensor modular (USAI), EPS (Jielong), provider of after sales and R&D services (HLUSA), and the holding company (Genesis). Since the revenues, net income and net assets of these four sectors are less than 10% of its segment in the consolidated financial statements, the Company incorporated these four sectors into “other sectors.”

Hengsheng was previously included in “Other Sectors.” The Company is now reporting Hengsheng as a separate sector, as it has recently become a principal profit maker. It is mainly engaged in manufacturing automobile power steering products for export to the U.S. market As such, a reclassification has been made to all periods presented in the summary above to conform to the current period presentation. Such reclassifications have no effect on previously reported results of operations.

The Company’s product sectors information is as follows:

	Net Sales			Net Income (Loss)
	Year Ended December 31			Year Ended December 31
	2011	2010	2009	2011	2010	2009

Henglong	$196,296,846	$197,226,807	$153,459,876	$25,570,825	$30,563,088	$25,922,760
Jiulong	69,517,738	92,095,265	61,613,116	2,043,199	4,951,566	3,463,037
Shenyang	30,290,139	39,691,553	32,492,844	1,546,618	4,212,843	2,874,063
Zhejiang	20,269,837	26,193,095	24,193,366	2,042,529	5,186,404	2,998,220
Wuhu	35,271,488	33,057,878	26,496,148	498,519	812,360	47,270
Hengsheng	22,313,422	13,092,659	10,209,668	1,647,201	810,462	2,790,924
Other Sectors	43,357,605	32,707,067	596,865	(2,101,341)	1,190,795	(1,487,820)
Eliminations	(69,342,321)	(88,139,142)	(53,464,330)	(5,622,638)	1,000,819	(2,105,565)
Total Segments	347,974,754	345,925,182	255,597,553	25,624,912	48,728,337	34,502,889
Corporate	—	—	—	22,278,569	14,188,965	(53,154,014)
Total consolidated	$347,974,754	345,925,182	255,597,553	$47,903,481	$62,917,302	$(18,651,125)

	Inventories			Total Assets
	As of December 31			As of December 31
	2011	2010	2009	2011	2010	2009

Henglong	$14,277,098	$11,430,420	$13,686,928	$215,885,003	$188,019,911	$156,393,126
Jiulong	12,472,364	7,200,613	8,628,835	72,344,671	71,193,527	59,675,929
Shenyang	3,386,388	4,016,731	2,871,316	35,862,778	36,496,737	32,163,383
Zhejiang	6,397,899	5,415,478	3,260,930	31,072,820	30,208,969	25,955,363
Wuhu	3,952,149	3,093,618	2,146,381	26,806,437	26,702,478	18,182,769
Hengsheng	9,679,179	4,737,048	1,039,125	40,660,687	29,190,456	18,290,063
Other Sectors	5,471,567	4,805,865	831,232	40,937,542	30,769,112	9,302,994
Corporate	—	—	—	189,518,582	130,232,180	120,621,288
Eliminations	(4,029,451)	(3,829,501)	(5,049,050)	(186,641,400)	(137,285,705)	(126,202,343)
Total consolidated	$51,607,193	36,870,272	27,415,697	$466,447,120	$ 405,527,665	$314,382,572

	Depreciation and Amortization			Capital Expenditures
	Year Ended December 31			Year Ended December 31
	2011	2010	2009	2011	2010		2009

Henglong	$6,242,593	$3,302,493	$3,777,978	$8,458,999	$3,012,270		$5,378,814
Jiulong	4,874,238	2,219,799	2,068,581	6,970,742	9,736,642		1,671,141
Shenyang	573,991	521,475	543,930	1,868,528	1,223,395		218,297
Zhejiang	1,461,982	1,031,155	895,241	948,602	1,287,999		2,486,501
Wuhu	523,160	359,472	352,770	1,118,148	1,586,144		150,212
Hengsheng	2,069,851	944,802	718,113	599,309	6,763,8671	(1)	3,527,192
Other Sectors	875,315	1,099,082	256,719	1,012,542	7,675,027		4,390,814
Eliminations	(3,140,469)	-	-	(5,796,043)	-		-
Total Segments	13,480,661	9,478,278	8,613,332	15,180,827	31,285,344		17,822,971
Corporate	20,430	19,340	70,837	—	—		—
Total consolidated	$13,501,091	$9,497,618	$8,684,169	$15,180,827	$31,285,344		$17,822,971

(1)	Included in the balance, $3,095,414 was invested in Beijing Henglong by Hengsheng in 2010.

Financial information segregated by geographic region is as follows:

	Net Sales			Long-term assets
	Year Ended December 31			As of December 31
	2011	2010	2009	2011		2010

Geographic region:
United States	$22,313,426	$13,113,735	$6,205,816	$24,770		$18,787
China	325,661,328	332,811,447	249,391,737	96,701,841		91,361,596
Total consolidated	$347,974,754	$345,925,182	$255,597,553	$96,726,611	(1)	$91,380,383	(1)

(1)	Pursuant to ASC 280-10-50-41, the non-current deferred tax assets of $4,340,974 and $3,271,594 were excluding from the long-term assets as of December 31, 2011 and 2010, respectively.

EXHIBIT INDEX

Exhibit
Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002)

10.5	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006)

10.6	Securities Purchase Agreement dated February 1, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.7	Securities Purchase Agreement dated February 15, 2008 between the Company and the investors. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.8	Escrow Agreement dated February 15, 2008 among us, U.S. Bank National Association, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)
10.9	Registration Rights Agreement dated February 15, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.10	Convertible note dated February 15, 2008 in the original principal amount of $8,571,429 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.11	Convertible note dated February 15, 2008 in the original principal amount of $6,428,571 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.12	Convertible note dated February 15, 2008 in the original principal amount of $15,000,000 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.13	Closing Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.14	Escrow Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.15	Convertible note dated February 15, 2008 in the original principal amount of $1,428,571 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.16	Convertible note dated February 15, 2008 in the original principal amount of $1,071,429 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.17	Convertible note dated February 15, 2008 in the original principal amount of $2,500,000 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.18	Closing Warrant to purchase 94,133 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.19	Escrow Warrant to purchase 94,133 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.20	Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed on April 2, 2008)

10.21	English Translation of the Sino-Foreign Equity Joint Venture Contract dated January 24, 2010 between Great Genesis Holdings Limited and Beijing Hainachuan Auto Parts Co., Ltd. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2009 filed on March 25, 2010)

21	Schedule of Subsidiaries*

23.1	Consent of PricewaterhouseCoopers Zhong Tian CPAs Limited Company*

23.2	Consent of Schwartz Levitsky Feldman LLP*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101+	The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 9, 2012, formatted in Extensible Business Reporting Language (XBRL):

	(i)	Consolidated Balance Sheets;
(ii)		Consolidated Statements of Income/(Loss);
(iii)		Consolidated Statements of Comprehensive Income/(Loss);
(iv)		Consolidated Statements of Changes in Stockholders’ Equity;
(v)		Consolidated Statements of Cash Flows; and
(vi)		Related Notes

*	Filed herewith.

+	The XBRL information accompanying this Annual Report is furnished and is deemed not “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SCHEDULE I

China Automotive Systems, Inc. (Unconsolidated – based on the parent company)

Balance Sheets of Registrant

December 31, 2011 and 2010

	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$129,810	$451,391
Total current assets	129,810	451,391
Non-current assets:
Other receivables — 3rd parties	126,551	89,361
Other receivables — intercompany	51,714,827	54,566,152
Long-term investments	153,834,192	120,262,911
Total assets	$205,805,380	$175,369,815
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Convertible notes payable (Note 2)	$-	$30,000,000
Compound derivative liabilities (Note 2)	-	25,271,808
Accrued expenses and other payables (Note 3)	929,983	7,824,989
Total current liabilities	929,983	63,096,797
Long-term liabilities:
Convertible notes payable (Note 2)	23,571,429	-
Compound derivative liabilities (Note 2)	559,148	-
Accrued make-whole redemption interest expense of convertible notes (Note 2)	7,615,709	-
Total liabilities	32,676,269	63,096,797
Commitments and Contingencies
Stockholders' equity :
Common stock-$0.0001 par value - Authorized-80,000,000 shares Issued and Outstanding – 28,260,302 shares and 27,175,826 at December 31, 2011 and 2010, respectively	2,826	2,717
Additional paid-in capital	39,295,419	28,565,153
Retained earnings-
Appropriated	9,026,240	8,767,797
Unappropriated	99,513,395	58,979,851
Accumulated other comprehensive income	25,291,231	15,957,500
Total stockholders' equity	173,129,111	112,273,018
Total liabilities and stockholders' equity	$205,805,380	$175,369,815

The accompanying notes are an integral part of these financial statements

China Automotive Systems, Inc. (Unconsolidated – based on the parent company)

Statements of Income (Loss) of Registrant

Year Ended December 31, 2011, 2010 and 2009

	Year Ended December 31
	2011	2010	2009

Operating expenses:
General and administrative expenses (Note 4)	$2,370,880	$1,939,772	$1,452,118
Total Operating expenses	2,370,880	1,939,772	1,452,118
Operating loss	(2,370,880)	(1,939,772)	(1,452,118)
Financial expenses (Note 5)	(3,610,189)	(3,048,515)	(7,687,507)
Gain (loss) on change in fair value of derivative (Note 5)	20,971,087	20,171,698	(43,074,327)
Gain on convertible notes conversion	1,564,418
Income (loss) before income taxes and equity in earnings of affiliated companies	16,554,436	15,183,411	(52,213,952)
Equity in earnings of affiliated companies	24,237,551	36,554,702	25,773,081
Income (loss) before income taxes	40,791,987	51,738,113	(26,440,871)
Income tax	-	-	-
Net income (loss)	40,791,987	51,738,113	(26,440,871)
Allocation to convertible notes holders	(4,518,838)	(6,994,306)	-
Net income (loss) attributable to common shareholders	$36,273,149	$44,743,807	$(26,440,871)

The accompanying notes are an integral part of these financial statements

China Automotive Systems, Inc. (Unconsolidated – based on the parent Company)

Statements of Cash Flows of Registrant

Year Ended December 31, 2011, 2010 and 2009

	Year Ended December 31
	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$40,791,987	$51,738,113	$(26,440,871)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	100,575	595,402	446,676
Amortization for discount of convertible notes payable	—	—	3,891,148
(Gain) loss on change in fair value of derivative	(20,971,087)	(20,171,698)	43,074,327
(Gain) on convertible notes conversion	(1,564,418)	-	-
Equity in earnings of affiliated companies	(24,237,551)	(36,554,702)	(25,773,081)
Changes in operating assets and liabilities:
Increases in accrued expenses and other payables	720,704	1,730,780	3,462,462
Write-down of accrued interest upon convertion of convertible notes	1,506,143	—	—
Net cash used in operating activities	(3,653,647)	(2,662,105)	(1,339,339)
Cash flows from investing activities:
Decrease in other receivables	2,814,135	2,402,213	6,050,445
Net cash provided by investing activities	2,814,135	2,402,213	6,050,445
Cash flows from financing activities:
Exercise of stock option	517,931	454,700	420,240
Redemption of convertible notes	—	—	(5,000,000)
Net cash provided by (used in) financing activities	517,931	454,700	(4,579,760)
Net change in cash and cash equivalents
Net (decrease) increase in cash and cash equivalents	(321,581)	194,808	131,346
Cash and equivalents at beginning of year	451,391	256,583	125,237
Cash and equivalents at end of year	$129,810	$451,391	$256,583

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Year Ended December 31
	2011	2010	2009

Cash paid for interest	$1,006,696	$1,656,034	$1,137,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Year Ended December 31
	2011	2010	2009

Issuance of common shares for the conversion of convertible notes	$10,111,869	$-	$-

The accompanying notes are an integral part of these financial statements

China Automotive Systems, Inc.

Notes to Condensed Financial Statements

NOTE 1—Basis of Presentation

     China Automotive Systems, Inc., a Delaware corporation, is the direct or indirect parent company of all of China Automotive Systems, Inc.’s subsidiaries and joint ventures. The accompanying condensed financial statements reflect the financial position, results of operations and cash flows of China Automotive Systems, Inc. on a separate, parent company basis. All subsidiaries and joint ventures of China Automotive Systems, Inc. and its subsidiaries are reflected as investments accounted for using the equity method. For accounting policies and other information, see the Notes to Consolidated Financial Statements included elsewhere herein.

NOTE 2 — Convertible notes payable and Compound derivative liabilities

        Convertible notes payable and compound derivative liabilities arose from the issuance of convertible notes in February 15, 2008. For detail information, see Notes 13 and 14 to the Consolidated Financial Statements included elsewhere herein.

NOTE 3 — Accrued expenses and other payables

Accrued expenses and other payables at December 31, 2011 and 2010 are summarized as follows:

	December 31,
	2011	2010

Accrued interest (1)	$625,447	$7,143,751
Other payables	304,536	681,238
Balance at end of year	$929,983	$7,824,989

(1) As of December 31, 2011, accrued interest of $625,447 represented coupon interests on convertible notes to be paid every six months whereas, as of December 31, 2010, accrued interest of $ 7,143,751 included coupon interest and make-whole redemption interest of $512,500 and $6,631,251, respectively. Upon expiration of the mandatory redemption period of the convertible notes on February 15, 2011, the entire make-whole redemption interest was reclassified as long-term liabilities, see Notes 12 and 15 to the Consolidated Financial Statements included elsewhere herein.

NOTE 4— General and administrative expenses

        General and administrative expenses mainly consisted of the costs associated with legal, accounting and auditing fees for operating a public company. The expenses also included share-based compensation expense for options granted to the audit committee.

NOTE 5— Financial income (expenses) and Gain (loss) on change in fair value of derivative

        Financial expenses and gain (loss) on change in fair value of derivative resulted from the issuance of the convertible notes in February 15, 2008. For detail information, see Notes 24 and 25 to the Consolidated Financial Statements included elsewhere herein.

