Form 10-Q
period 2012-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2012-05-09
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 000-33123

China Automotive Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0885775
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

No. 1 Henglong Road, Yu Qiao Development Zone, Shashi District

Jing Zhou City, Hubei Province, the People’s Republic of China

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

As of May 9, 2012, the Company had 28,260,302 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this quarterly report on Form 10-Q is filed to confirm these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

PART 1 — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

China Automotive Systems, Inc.

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2012	2011
Net product sales
Unrelated parties	$76,506,018	$81,478,349
Related parties (Note 27)	7,986,837	9,535,821
	84,492,855	91,014,170
Cost of product sold
Unrelated parties	62,259,076	65,609,492
Related parties(Note 27)	6,187,879	5,419,770
	68,446,955	71,029,262
Gross profit	16,045,900	19,984,908
Gain on other sales	122,432	413,186
Less: Operating expenses
Selling expenses	2,383,138	2,415,276
General and administrative expenses	3,631,967	3,940,837
Research and development expenses	3,726,083	2,310,731
Total operating expenses	9,741,188	8,666,844
Income from operations	6,427,144	11,731,250
Other income, net	71,941	32,640
Financial expenses, net	(911,087)	(1,062,213)
(Loss) gain on change in fair value of derivative	(3,860,786)	11,731,827
Gain on convertible notes conversion	-	1,564,418
Income before income tax expenses and equity in earnings of affiliated companies	1,727,212	23,997,922
Less: Income taxes	1,522,064	1,956,595
Equity in earnings of affiliated companies	79,878	38,911
Net income	285,026	22,080,238
Net income attributable to noncontrolling interests	1,053,922	2,438,256
Net (loss) income attributable to parent company	(768,896)	19,641,982
Allocation to convertible notes holders	-	(2,459,580)
Net (loss) income attributable to parent company’s common shareholders	$(768,896)	$17,182,402
Net (loss) income attributable to parent company’s common shareholders per share
Basic	$(0.03)	$0.63
Diluted	$(0.03)	$0.23
Weighted average number of common shares outstanding
Basic	28,260,302	27,478,395
Diluted	28,260,302	31,558,363

Comprehensive income:
Net income	$285,026	$22,080,238
Foreign currency translation gain, net of tax	501,724	2,113,825
Comprehensive income	786,750	24,194,063
Comprehensive income attributable to noncontrolling interests	1,099,040	2,801,960
Comprehensive (loss) income attributable to parent company	$(312,290)	$21,392,103

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc.

Condensed Unaudited Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$79,852,280	$72,960,500
Pledged cash deposits	21,966,094	21,820,890
Accounts and notes receivable, net - unrelated parties	197,414,008	200,939,826
Accounts and notes receivable, net - related parties	13,622,544	11,519,432
Advance payments and others - unrelated parties	1,633,820	2,215,240
Advance payments and others - related parties	317,000	629,741
Inventories	58,290,087	51,607,193
Current deferred tax assets	3,323,099	3,686,713
Total current assets	376,418,932	365,379,535
Non-current assets:
Property, plant and equipment, net	82,598,866	84,843,250
Intangible assets, net	785,425	837,075
Other receivables, net - unrelated parties	2,401,508	1,876,953
Other receivables, net - related parties	540,538	499,652
Advance payment for property, plant and equipment - unrelated parties	2,085,554	1,472,442
Advance payment for property, plant and equipment - related parties	3,874,982	3,712,121
Long-term investments	3,568,651	3,485,118
Non-current deferred tax assets	4,599,860	4,340,974
Total assets	$476,874,316	$466,447,120
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank and government loans	$11,915,543	$10,315,987
Accounts and notes payable - unrelated parties	169,013,062	169,456,482
Accounts and notes payable - related parties	3,629,840	2,052,897
Convertible notes payable	23,571,429	-
Compound derivative liabilities	4,419,934	-
Accrued make-whole redemption interest expense of convertible notes	8,277,391	-
Customer deposits	615,096	1,181,401
Accrued payroll and related costs	4,783,189	5,177,140
Accrued expenses and other payables	23,431,918	22,617,667
Accrued pension costs	4,301,127	4,067,399
Taxes payable	4,478,213	2,029,215
Amounts due to shareholders/directors	353,067	351,817
Deferred tax liabilities	316,026	309,667
Total current liabilities	259,105,835	217,559,672
Long-term liabilities:
Convertible notes payable	-	23,571,429
Compound derivative liabilities	-	559,148
Accrued make-whole redemption interest expense of convertible notes	-	7,615,709
Advances payable	1,618,925	983,986
Total liabilities	260,724,760	250,289,944
Commitments and Contingencies
Stockholders’ equity-
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued and Outstanding – 28,260,302 shares at March 31, 2012 and December 31, 2011	2,826	2,826
Additional paid-in capital	39,295,419	39,295,419
Retained earnings-
Appropriated	9,026,240	9,026,240
Unappropriated	98,744,499	99,513,395
Accumulated other comprehensive income	25,747,837	25,291,231
Total parent company stockholders' equity	172,816,821	173,129,111
Noncontrolling interests	43,332,735	43,028,065
Total stockholders' equity	216,149,556	216,157,176
Total liabilities and stockholders' equity	$476,874,316	$466,447,120

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc.

Condensed Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$285,026	$22,080,238
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3,507,394	3,276,782
Increase (decrease) in allowance for doubtful accounts	69,247	(94,953)
Inventory write downs	116,763	-
Deferred income taxes asset and liabilities	119,180	380,087
Equity in earnings of affiliated companies	(79,878)	(38,911)
Gain on convertible notes conversion	-	(1,564,418)
Loss (gain) on change in fair value of derivative	3,860,786	(11,731,827)
Loss on fixed assets disposals	2,700	440
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	(122,326)	936,258
Accounts and notes receivable	1,610,246	(18,652,876)
Advance payments and others	901,529	(483,531)
Inventories	(6,746,058)	(10,243,348)
Increase (decrease) in:
Accounts and notes payable	953,698	11,381,369
Customer deposits	(567,044)	451,993
Accrued payroll and related costs	(399,380)	(496,074)
Accrued expenses and other payables	1,696,020	2,530,456
Accrued pension costs	229,463	(166,247)
Taxes payable	2,446,870	(1,022,913)
Advances payable	633,907	-
Net cash provided by (used in) operating activities	8,518,143	(3,457,475)
Cash flows from investing activities:
Decrease (increase) in other receivables	(600,556)	344,246
Proceeds from disposal of equipment	100,574	27,697
Payments to acquire property, plant and equipment	(1,991,758)	(6,143,104)
Payments to acquire intangible assets	(3,593)	-
Net cash used in investing activities	(2,495,333)	(5,771,161)
Cash flows from financing activities:
Proceeds from government loan	1,588,739	-
Dividends paid to the noncontrolling interests	(795,958)	-
Increase (decrease) in amounts due to shareholders/directors	696	(44,436)
Net cash provided by (used in) financing activities	793,477	(44,436)
Effects of exchange rate on cash and cash equivalents	75,493	484,265
Net increase (decrease) in cash and cash equivalents	6,891,780	(8,788,807)
Cash and cash equivalents at beginning of period	72,960,500	49,424,979
Cash and cash equivalents at end of period	$79,852,280	$40,636,172

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Three Months Ended March 31,
	2012	2011
Cash paid for interest	$789,425	$658,317
Cash paid for income taxes	$552,311	$2,862,605

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Three Months Ended March 31,
	2012	2011
Issuance of common shares for the conversion of convertible notes	$-	$10,111,869
Advance payments for acquiring property, plant and equipment	5,960,536	10,687,768
Dividends payable to noncontrolling interests	$807,230	$1,545,921

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Changes in Equity

	Total	Retained Earnings -Appropriated	Retained Earnings -Unappropriated	Accumulated Other Comprehensive Income	Common Stock	Additional paid-in capital	Noncontrolling Interests

Beginning balance, January 1, 2011	$148,239,791	$8,767,797	$58,979,851	$15,957,500	$2,717	$28,565,153	$35,966,773
Comprehensive income:
Net income	22,080,238	-	19,641,982	-	-	-	2,438,256
Other comprehensive income, net of tax:
Foreign currency translation	2,113,825	-	-	1,750,121	-	-	363,704
Conversion of convertible notes	10,111,869	-	-	-	91	10,111,778	-
Ending balance, March 31, 2011	$182,545,723	$8,767,797	$78,621,833	$17,707,621	$2,808	$38,676,931	$38,768,733

Beginning balance, January 1, 2012	$216,157,176	$9,026,240	$99,513,395	$25,291,231	$2,826	$39,295,419	$43,028,065
Comprehensive income:
Net income (loss)	285,026	-	(768,896)	-	-	-	1,053,922
Other comprehensive income, net of tax:
Foreign currency translation	501,724	-	-	456,606	-	-	45,118
Dividends declared	(794,370)	-	-	-	-	-	(794,370)
Ending balance, March 31, 2012	$216,149,556	$9,026,240	$98,744,499	$25,747,837	$2,826	$39,295,419	$43,332,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

1.	Organization and Business

China Automotive Systems, Inc., “China Automotive,” was incorporated in the State of Delaware on June 29, 1999 under the name Visions-In-Glass, Inc. China Automotive, including, when the context so requires, its subsidiaries and the joint ventures described below, is referred to herein as the “Company.” The Company is primarily engaged in the manufacture and sale of automotive systems and components, as described below.

Great Genesis Holdings Limited, a company incorporated on January 3, 2003 under the Hong Kong Companies Ordinance in Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company.

Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly.

The Company owns the following aggregate net interests in the entities established in the PRC as of March 31, 2012 and December 31, 2011.

	Percentage Interest
Name of Entity	March 31, 2012	December 31, 2011
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” 1	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” 2	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” 3	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang” 4	51.00%	51.00%
Universal Sensor Application Inc., “USAI” 5	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” 6	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu” 7	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng” 8	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” 9	80.00%	80.00%
Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong” 10	50.00%	50.00%
Chongqing Henglong Hongyan Automotive System Co.,Ltd, “Chongqing Henglong”11	70.00%	-%

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gear for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gear for cars and light-duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	Zhejiang was established in 2002 to focus on power steering pumps.

5.	USAI was established in 2005 and mainly engages in production and sales of sensor modules.

6.	Jielong was established in 2006 and mainly engages in production and sales of electric power steering, “EPS.”

7.	Wuhu was established in 2006 and mainly engages in production and sales of automobile steering systems.

8.	On March 7, 2007, Genesis established Hengsheng, its wholly owned subsidiary, to engage in the production and sales of automotive steering systems. The registered capital of Hengsheng at the time of establishment was $10,000,000. On February 10, 2010, the registered capital of Hengsheng was increased to $16,000,000. On October 12, 2011, the board of directors of the Company approved a reorganization of the Company’s subsidiaries operating in China. As a result of the reorganization, all of Genesis’s equity interests of its subsidiaries operating in China, except for Shenyang and Zhejiang, were transferred to Hengsheng, the Company’s new China-based holding company. The reorganization was completed on January 19, 2012, and after that, the registered capital of Hengsheng increased to $39,000,000.

9.	Testing Center was established in 2009 and mainly engages in the research and development of new products.

10.	Beijing Henglong was established in 2010 and mainly engages in the design, development and manufacture of both hydraulic and electric power steering systems and parts. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for by the equity accounting method.

11.	On February 21, 2012, Hengsheng and SAIC-IVECO Hongyan Company established a Sino-foreign joint venture company, Chongqing Henglong to design, develop and manufacture both hydraulic and electric power steering systems and parts. The new joint venture is located in Chongqing City and has a registered capital of RMB60 million (of which RMB 42 million, or 70%, is held by Hengsheng). Chongqing Henglong received its initial installment of paid in capital, RMB12 million from, Hengsheng on January 12, 2012.

On January 19, 2012, the Company completed the reorganization of certain subsidiaries operating in China. This reorganization is intended to improve the Company’s marketing of its products in China by presenting a more unified structure under one PRC-based holding company and to improve the administration and control of the various China-based subsidiaries. As a result of the reorganization, all of Genesis’s equity interests in its subsidiaries operating in China, except for Shengyang and Zhejiang, were transferred to Hengsheng (the Company’s new China-based holding company). As the reorganized entities were under common control of the Company, the reorganization did not have any impact on the Company’s consolidated financial position or results of operations and should not impact the tax treatment of the Company or its subsidiaries in any material respect.

2.	Basis of Presentation and Significant Accounting Policies

(a)	Basis of Presentation

Basis of Presentation – For the three months ended March 31, 2012 and 2011, the accompanying condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The details of subsidiaries are disclosed in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the three months ended March 31, 2012 and 2011, respectively.

The consolidated balance sheet as of December 31, 2011 is derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company’s management believes that the disclosures contained in these financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s 2011 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2012.

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

Foreign Currencies – The Parent Company, China Automotive, and HLUSA maintain their books and records in United States Dollars, “USD”, their functional currency. The Company’s subsidiaries based in the PRC and Genesis maintain their books and records in Renminbi, their functional currency. In accordance with ASC Topic 830, foreign currency transactions denominated in currencies other than the functional currency are remeasured into the functional currency at the rate of exchange prevailing at the balance sheet date for monetary items. Nonmonetary items are remeasured at historical rates. Income and expenses are remeasured at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period.

In translating the financial statements of the Company’s China subsidiaries and Genesis from their functional currency into the reporting currency in United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity.

Stock-Based Compensation – The Company may periodically issue shares of common stock for services rendered or for financing costs. Such shares will be valued based on the market price on the transaction date. The Company may periodically issue stock options to employees in non-capital raising transactions for services.

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 478,850 stock options under this plan, and there remain 1,721,150 stock options issuable in the future. As of March 31, 2012, the Company had 67,500 stock options outstanding.

The Company has adopted ASC Topic 718, “Accounting for Stock-Based Compensation,” which establishes a fair value method of accounting for stock based compensation plans. In accordance with ASC Topic 718, the cost of stock options issued to employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

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

●	Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As at March 31, 2012 and December 31, 2011, the Company does not have any fair value assets and liabilities classified as Level 1.

●	Level 2 Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As at March 31, 2012 and December 31, 2011, the Company does not have any fair value assets and liabilities classified as Level 2.

●	Level 3 Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. The compound derivative liabilities are classified as Level 3 as the inputs reflect management’s best estimate of what market participants would use in pricing the liability at the measurement date.

For a summary of changes in Level 3 derivative liabilities for the year ended December 31, 2011 and for the three months ended March 31, 2012, please see Note 14.

3.	Pledged cash deposits

Pledged cash deposits act as guarantee for the Company’s notes payable as it regularly pays some of its suppliers by bank notes. The Company has to deposit a cash deposit, equivalent to 30%- 40% of the face value of the relevant bank note, at a bank in order to obtain the bank note.

4.	Accounts and notes receivable

The Company’s accounts and notes receivable at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
Accounts receivable	$129,841,328	$120,845,295
Notes receivable (1)	82,423,843	92,805,163
	212,265,171	213,650,458
Less: allowance for doubtful accounts	(1,228,619)	(1,191,200)
Balance at the end of the period	$211,036,552	$212,459,258

(1)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

5.	Inventories

The Company’s inventories at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Raw materials	$16,143,180	$15,603,801
Work in process	8,688,040	7,344,342
Finished goods	33,458,867	28,659,050
Balance at the end of the period	$58,290,087	$51,607,193

6.	Other receivables

The Company’s other receivables at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
Other receivables (1)	$3,677,494	$3,073,860
Less: allowance for doubtful accounts	(735,448)	(697,255)
Balance at the end of the period	$2,942,046	$2,376,605

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.

7.	Long term Investments

On March 31, 2012 and December 31, 2011, the Company’s balance of long-term investment was $3,568,651 and $3,485,118, respectively. For the long-term investments in which the Company has no voting control, such investments were accounted for using the equity method or cost method.

On January 24, 2010, the Company invested $3,095,414 to establish a fifty-fifty joint venture company, Beijing Henglong, with an unrelated party. The Company accounts for its operating results with the equity method of accounting. On March 31, 2012 and 2011, the Company has $3,479,294 and $3,399,416 of net equity in Beijing Henglong, respectively.

The Company’s share of net assets and net income is reported as “long-term investment” on the condensed unaudited consolidated balance sheets and “equity in earnings of affiliated companies” on the condensed unaudited consolidated statements of operations and comprehensive income. The Company’s condensed unaudited consolidated financial statements reflect the equity earnings of non-consolidated affiliates of $79,878 and $38,911 in the three months ended March 31, 2012 and 2011, respectively.

8.	Property, plant and equipment

The Company’s property, plant and equipment at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011

Land use rights and buildings	$39,618,678	$39,527,681
Machinery and equipment	101,084,905	100,327,278
Electronic equipment	6,397,950	6,353,939
Motor vehicles	3,018,698	2,956,235
Construction in progress	6,745,292	6,546,981
	156,865,523	155,712,114
Less: Accumulated depreciation	(74,266,657)	(70,868,864)
Balance at the end of the period	$82,598,866	$84,843,250

Depreciation expenses for the three months ended March 31, 2012 and 2011 were $3,451,274 and $3,223,330, respectively.

9.	Intangible assets

The Company’s intangible assets at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
Costs:
Patent technology	$1,898,001	$1,896,013
Management software license	582,954	578,754
	2,480,955	2,474,767
Less: Amortization	(1,695,530)	(1,637,692)
Balance at the end of the period	$785,425	$837,075

For the three months ended March 31, 2012 and 2011, amortization expenses were $56,120 and $53,452, respectively.

10.	Deferred Income Tax Assets and liabilites

In accordance with the provisions of ASC Topic 740, “Income Taxes”, the Company assesses, on a quarterly basis, its ability to realize its deferred tax assets. Based on the more likely than not standard in the guidance and the weight of available evidence, the Company believes a valuation allowance against its deferred tax assets is necessary. In determining the need for a valuation allowance, the Company considered the following significant factors: an assessment of recent years’ profitability and losses by tax authorities; the Company’s expectation of profits based on margins and volumes expected to be realized (which are based on current pricing and volume trends); the long period in all significant operating jurisdictions before the expiry of net operating losses, noting further that a portion of the deferred tax asset is composed of deductible temporary differences that are subject to an expiry period until realized under tax law. The Company will continue to evaluate the provision of valuation allowance in future periods.

The components of estimated deferred income tax assets at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011

Losses carry forward (U.S.) (1)	$4,333,785	$4,012,253
Losses carry forward (PRC)	1,970,939	1,351,498
Product warranties and other reserves	3,291,486	3,512,683
Property, plant and equipment	4,220,187	4,094,824
Accrued make-whole interest expense for convertible notes	2,897,087	2,665,498
Share-based compensation	213,098	213,098
Bonus accrual	157,129	206,035
Other accruals	718,210	790,664
Others	347,499	136,660
Total deferred tax assets	18,149,420	16,983,213
Less: taxable temporary difference related to revenue recognition	(1,049,038)	(817,141)
Total deferred tax assets, net	17,100,382	16,166,072
Less: Valuation allowance	(9,177,423)	(8,138,385)
Total deferred tax assets, net of valuation allowance (2)	$7,922,959	$8,027,687

(1)	The net operating losses carry forward for the U.S. entity for income tax purposes are available to reduce future years' taxable income. These losses will expire, if not utilized, in 20 years. Net operating losses carry forward for non-U.S. entities can be carried forward for 5 years to offset taxable income. However, as of March 31, 2012, valuation allowance was $9,177,423, including $7,586,157 allowance for the Company’s deferred tax assets in the United States and $1,591,266 allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

(2)	Approximately $4,599,860 and $4,340,974 of deferred income tax asset as of March 31, 2012 and December 31, 2011, respectively, are included in non-current deferred tax assets in the accompanying condensed unaudited consolidated balance sheets. The remaining $3,323,099 and $3,686,713 of deferred income tax assets as of March 31, 2012 and December 31, 2011, respectively, are included in current deferred tax assets.

As of March 31, 2012 and December 31, 2011, the Company has deferred tax liabilities of $316,026 and $309,667, respectively, related to other tax jurisdictions.

11.	Bank and government loans

At March 31, 2012, the Company, through its Sino-foreign joint ventures, had outstanding short-term bank loans with a principal of $10,326,804 and a weighted average interest rate at 6.82 % per annum. Interest is to be paid on the twentieth day of each month and the principal repayment is at maturity. These loans are secured by certain property, plant and equipment of the Company and are repayable within one year.

On March 1, 2012, the Company received an interest-free government loan of $1,588,739, which matures in one year.

At December 31, 2011, the Company, through its Sino-foreign joint ventures, had outstanding fixed-rate short-term bank loans with a principal of $10,315,987 and a weighted average interest rate at 6.86 % per annum. Interest is to be paid on the twentieth day of each month and the principal repayment is at maturity. These loans are secured by certain property, plant and equipment of the Company and are repayable within one year.

12.	Accounts and notes payable

The Company’s accounts and notes payable at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
Accounts payable	$117,079,608	$114,201,934
Notes payable (1)	55,563,294	57,307,445
Balance at the end of the period	$172,642,902	$171,509,379

(1)	Notes payable represent accounts payable in the form of bills of exchange whose acceptances are guaranteed and settlements are handled by banks. The Company has pledged cash deposits, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

13.	Convertible notes payable

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

As of August 15, 2008, according to the terms of the convertible notes, the conversion price was reset to $7.0822. Based on the inception conversion price and reset conversion price, the convertible notes could be converted into 3,953,596 and 4,941,967 of common shares, respectively. At the commitment date, the stock price was $6.09, and the “effective” conversion price was $6.93. Accordingly, since the effective conversion price was higher than the market value of the stock, the debt instruments are not considered "in the money" and no beneficial conversion feature was present.

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

Upon the adoption of ASC 815-15 on January 1, 2009, the Company bifurcated the embedded conversion feature from the convertible notes and classified that financial instrument in liabilities at fair value. The Company has accounted for this change in accounting principle by reflecting the cumulative effect as an adjustment to its beginning retained earnings for the year ended December 31, 2009. The cumulative effect adjustment that the Company made is the difference between the amounts that it has recognized on the convertible notes payable (prior to the adoption of ASC 815-15 ) and the amounts that would have been recognized if the amended guidance had been effective on the issuance date of the convertible notes payable, which was February 15, 2008. The following table reflects the cumulative effect of the differences:

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

On March 31, 2012 and December 31, 2011, the carrying value of the Company’s convertible notes payable was $23,571,429. On December 31, 2011, as the mandatory redemption feature of the convertible notes had expired on February 15, 2011, the outstanding convertible notes payable of $23,571,429 were classified as long-term liabilities. On March 31, 2012, as the convertible notes will expire on February 15, 2013, the outstanding convertible notes payable of $23,571,429 were classified as short-term liabilities.

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

The Company’s derivative financial instruments (liabilities) consisted of a compound embedded derivative that originated in connection with the Company’s Convertible Note Payable and Warrant Financing Arrangement. Derivative liabilities are carried at fair value. The following table summarizes the compound derivative liabilities as of March 31, 2012 and December 31, 2011:

Financial Instrument	March 31, 2012	December 31, 2011
Compound derivative liability	$4,419,934	$559,148
Common shares to which the derivative liability is linked	3,328,264	3,328,264

Changes in the fair value of compound derivative liabilities are recorded in loss (gain) on change in fair value of derivative in the income statement. The following table summarizes the components of loss (gain) on change in fair value of derivative arising from fair value adjustments and other changes to compound derivative liabilities during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Balances at January 1	$559,148	$25,271,808
Decrease due to convertible notes conversion on March 1, 2011(see note 13)	-	(3,741,573)
Loss (gain) in fair value adjustments (1)	3,860,786	(11,731,827)
Balances at March 31	$4,419,934	$9,798,408

1.	Recorded in the loss (gain) on change in fair value of derivative line in the condensed unaudited consolidated statements of operations and comprehensive income.

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

The Company’s embedded conversion option derivative represents the conversion option, term-extending option, certain redemption and put features in the Company’s convertible notes payable. See Note 13 for additional information about the Company’s convertible notes payable. The features embedded in the convertible notes were combined into one compound embedded derivative that the Company measured at fair value using the Monte Carlo valuation technique. Monte Carlo was believed by the Company’s management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, Monte Carlo also embodies assumptions that provide for credit risk, interest risk and redemption behaviors ( i.e., assumptions market participants exchanging debt-type instruments would also consider). Monte Carlo simulates multiple outcomes over the period to maturity using multiple assumption inputs also over the period to maturity. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of March 31, 2011 and December 31, 2011 and March 31, 2012:

	Range
March 31, 2012 Assumptions:	Low	High	Equivalent
Volatility	60.11%	69.19%	64.16%
Market adjusted interest rates	13.00%	18.49%	16.23%
Credit risk adjusted rates	16.63%	16.63%	16.63%
Implied expected life (years)	-	-	0.88

	Range
December 31, 2011 Assumptions:	Low	High	Equivalent
Volatility	51.63%	69.66%	60.40%
Market adjusted interest rates	15.38%	21.87%	18.52%
Credit risk adjusted rates	17.17%	17.17%	17.17%
Implied expected life (years)	-	-	1.13

	Range
March 31, 2011 Assumptions:	Low	High	Equivalent
Volatility	55.21%	72.28%	63.99%
Market adjusted interest rates	6.01%	12.39%	9.57%
Credit risk adjusted rates	12.68%	13.43%	12.81%
Implied expected life (years)	--	—	1.73

The Monte Carlo technique requires the use of inputs that range across all levels in the fair value hierarchy. As a result, the technique is a Level 3 valuation technique in its entirety. The calculations of fair value of the derivative liabilities utilized the trading market prices of the Company’s common stock on the calculation dates. The contractual conversion prices were adjusted to give effect to the value associated with the down-round, anti-dilution protection. Expected volatility for each interval in the Monte Carlo process was established based upon the Company’s historical volatility for historical periods consistent with the term of each interval in the calculation. Market adjusted interest rates give effect to expected trends or changes in market interest rates by reference to historical trends in LIBOR. Credit risk adjusted rates, or yields, were developed using bond curves, risk free rates, market and industry adjustment factors for companies with similar credit standings as the Company’s.

On December 31, 2011, as the convertible notes will expire on February 15, 2013, the compound derivative liabilities of $559,148 were classified as long-term liabilities. On March 31, 2012, the compound derivative liabilities of $4,419,934 were classified as short-term liabilities.

15.	Accrued expenses and other payables

The Company’s accrued expenses and other payables at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
Accrued expenses	$3,218,546	$2,802,145
Accrued interest (1)	388,095	625,447
Other payables	2,136,405	1,573,318
Warranty reserves (2)	16,881,642	16,808,787
Dividends payable to noncontrolling interests	807,230	807,970
Balance at the end of the period	$23,431,918	$22,617,667

(1)	As of March 31, 2012 and December 31, 2011, accrued interest of $388,095 and $625,447 represented coupon interest on convertible notes to be paid every six months (see Note 13).

(2)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For three months ended March 31, 2012 and 2011, and for the year ended December 31, 2011, the warranties activities were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2012	2011	2011
Balance at the beginning of period	$16,808,787	$13,944,392	$13,944,392
Additions during the period	2,441,611	2,725,655	11,484,592
Settlement within period, by cash or actual material	(2,386,382)	(1,653,306)	(9,332,366)
Foreign currency translation gain	17,626	141,010	712,169
Balance at end of period	$16,881,642	$15,157,751	$16,808,787

16.	Accrued make-whole redemption interest expense of convertible notes

In February 2008, the Company sold to two accredited institutional investors $35 million of convertible notes, the "convertible notes,” with a scheduled maturity date of February 15, 2013. Pursuant to the terms of the convertible notes, on each of February 15, 2010 and February 15, 2011, the convertible note holders had the right, in their sole discretion, to require that the Company redeem the convertible notes in whole but not in part, by delivering written notice thereof to the Company. The portion of the convertible note subject to redemption pursuant to this annual redemption right would have been redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Annual Redemption Make Whole Amount. The “Annual Redemption Make Whole Amount” means a premium to the conversion amount such that the total amount received by the convertible notes holder upon any annual redemption represents a gross yield on the original principal amount of eleven percent (11%), with interest computed on the basis of the actual number of days elapsed over a 360-day year. On February 15, 2011, the remaining convertible notes holder did not exercise its annual redemption right. Therefore, the next scheduled redemption date is the maturity date of February 15, 2013 and the make-whole provision accrued after February 15, 2011 was based on the “Maturity Make Whole Amount.” “Maturity Make Whole Amount” means a premium to the Conversion Amount such that the total amount received by the Holder at Maturity represents a gross yield to the Holder on the Original Principal Amount as of the Maturity Date equal to thirteen percent (13%), with interest computed on the basis of the actual number of days elapsed over a 360-day year. On December 31, 2011, as the mandatory redemption feature of the convertible notes will expire on February 15, 2013, the make-whole redemption interest of $7,615,709 was classified as long-term liabilities. On March 31, 2012, the make-whole redemption interest of $8,277,391 was classified as short-term liabilities.

For the three months ended March 31, 2012 and 2011, and for the year ended December 31, 2011, the activities of accrued provision on make-whole redemption interest pursuant to the term of convertible notes were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2012	2011	2011
Balance at beginning of the period	$7,615,709	$6,631,251	$6,631,251
Amounts provided for during the period	661,682	582,882	2,486,583
Decrease due to convertible notes conversion	-	(1,502,125)	(1,502,125)
Balance at end of period	$8,277,391	$5,712,008	$7,615,709

The amounts provided for during the periods are included in financial expenses, net (Note 21).

17.	Taxes payable

The Company’s taxes payable at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
Value-added tax payable	$2,951,738	$1,513,808
Income tax payable	1,274,603	423,586
Other tax payable	251,872	91,821
Balance at end of the period	$4,478,213	$2,029,215

18.	Advances payable

On March 31, 2012 and December 31, 2011, advances payable of the Company were $1,618,925 and $983,986, respectively.

The amounts mainly represent advances made by the Chinese government to the Company as subsidies related to acquisition and construction of machinery and equipment for the purpose of improving the production techniques and the quality of products. When the underlying machinery and equipment are ready for intended use, these subsidies are amortized as a deduction to depreciation expense over the estimated useful life of the related machinery and equipment.

The balances are unsecured, interest-free and will be repayable to the Chinese government if the usage of such advance does not continue to qualify for the subsidy.

19.	Noncontrolling interests

The Company’s activities in respect of the amounts of the noncontrolling interests’ equity for the three months ended March 31, 2012 and 2011, and for the year ended December 31, 2011 are summarized as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2012	2011	2011
Balance at beginning of the period	$43,028,065	$35,966,773	$35,966,773
Add: Additions during the period
Income attributable to noncontrolling interests	1,053,922	2,438,256	7,111,494
Less: Decreases during the period
Dividends declared to the noncontrolling interests	(794,370)	-	(2,001,351)
Foreign currency translation gain	45,118	363,704	1,951,149
Balance at end of period	$43,332,735	$38,768,733	$43,028,065

20.	Retained earnings—Appropriated

Pursuant to the relevant PRC laws and regulations, the profits distribution of the Company’s PRC subsidiaries, which are based on their PRC statutory financial statements, other than the financial statement that was prepared in accordance with generally accepted accounting principles in the United States of America, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10%.

When the statutory surplus reserve reaches 50% of the registered capital of a company, additional reserve is no longer required. However, the reserve cannot be distributed to joint venture partners. Based on the business licenses of the PRC subsidiaries, the registered capital of Henglong, Jiulong, Shenyang, Zhejiang, USAI, Jielong, Wuhu, Hengsheng and Chongqing are $10,000,000, $4,283,170 (RMB35,000,000), $8,132,530 (RMB67,500,000), $7,000,000, $2,600,000, $6,000,000, $3,750,387 (RMB30,000,000), $39,000,000 and $9,532,434 (RMB60,000,000), respectively.

During the three months ended March 31, 2012 and 2011, the parent company did not declare dividends whereas one of its majority owned subsidiaries declared dividends of $794,370 and nil, respectively.

21.	Financial expenses

During the three months ended March 31, 2012 and 2011, the Company recorded financial expenses, net which are summarized as follows:

	Three Months Ended March 31,
	2012	2011
Coupon interest and make-whole redemption interest	$959,599	$896,276
Interest expense	254,157	145,338
Interest income	(332,978)	(135,182)
Foreign exchange (gain) loss, net	14,674	84,072
Loss of note discount, net	2,346	18,875
Handling charge	13,289	52,834
Total	$911,087	$1,062,213

22.	(Loss) gain on change in fair value of derivative

During the three months ended March 31, 2012 and 2011, the Company recorded gain (loss) on change in fair value of derivative is summarized as follows:

	Three Months Ended March 31,
	2012	2011
Gain (loss) from adjustment of fair value of compound derivative liabilities	$(3,860,786)	$11,731,827

During the three months ended March 31, 2012, the Company’s common stock market price rose to $6.84 from $3.30 at the beginning of the period. Thus, the intrinsic value of the embedded conversion feature in financial instruments increased and the fair value of compound derivative liabilities increased, resulting in a loss on change in fair value of derivatives. (See Note 14)

During the three months ended March 31, 2011, the Company’s common stock market price dropped to $8.90 from $13.62 at the beginning of the period. Thus, the intrinsic value of the embedded conversion feature in financial instruments decreased and the fair value of compound derivative liabilities decreased, resulting in a gain on change in fair value of derivatives. (See Note 14)

23.	Gain on convertible notes conversion

During the three months ended March 31, 2011, the Company recognized a gain of $1,564,418 for convertible notes conversion in March 2011 whereas there was no convertible note converted in same period of 2012. The gain on convertible notes conversion represent the difference between the market price of the common stock and the conversion consideration.

24.	Income tax rate

The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rate of 25% on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign invested enterprise, unless preferential tax treatment is granted by local tax authorities. If the enterprise meets certain preferential terms according to the China income tax law, such as assessment as an “Advanced Technology Enterprise” by the government, then, the enterprise will be subject to enterprise income tax at a rate of 15%.

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

Genesis, the Company’s wholly owned subsidiary and the direct holder of the equity interests in the Company’s subsidiaries in China, is incorporated in Hong Kong. According to the Mainland and Hong Kong Taxation Arrangement, dividends paid by a foreign-invested enterprise in China to its direct holding company in Hong Kong will be subject to withholding tax at a rate of no more than 5% (if the foreign investor owns directly at least 25% of the shares of the foreign-invested enterprise). Under the New CIT Law and the Implementing Rules, if Genesis is regarded as a non-resident enterprise and therefore is required to pay a 5% withholding tax for any dividends payable to it from the PRC subsidiaries.

The Company provides for deferred income taxes on the unremitted earnings of foreign subsidiaries unless such earnings are deemed to be permanently reinvested outside the United States. During the three months ended March 31, 2012 and 2011, the Company has a gross U.S. deferred income taxes of $0.006 million, and $0.06 million, respectively, on foreign earnings of $0.12 million, and $1.2 million, respectively, that it considered not permanently reinvested outside the United States. The decrease in deferred income tax impact is solely due to decrease in foreign earnings in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This discloses the deferred income tax impact in relation to the foreign earnings recorded for each quarter.

As of March 31, 2012, the Company still has undistributed earnings of approximately $106 million from investment in the PRC subsidiaries that are considered permanently reinvested. Had the undistributed earnings been considered not permanently reinvested, the tax provision of approximately $5.3 million would have been provided for.

During 2008, Jiulong was awarded the title of “Advanced Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2008, 2009 and 2010. In 2011, the Company passed re-assessment by the government, based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2011, 2012 and 2013.

During 2008, Henglong was awarded the title of “Advanced Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2008, 2009 and 2010. In 2011, the Company passed re-assessment by the government, based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2011, 2012 and 2013.

During 2009, Shenyang was awarded the title of “Advanced Technology Enterprise” and, based on the PRC income tax law,,it was subject to enterprise income tax at a rate of 15% for 2009, 2010 and 2011. The government needs to re-assess whether Shenyang is entitled to “Advanced Technology Enterprise” status in 2012 and, if approved, its term will be extended for another three years. If Shenyang fails to pass the re-assessment by the government, it would be subject to a tax rate of 25%. As of March 31, 2012, the re-assessment was still in progress.

During 2009, Zhejiang was awarded the title of “Advanced Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2009, 2010 and 2011. The government needs to re-assess whether Zhejiang is entitled to “Advanced Technology Enterprise” status in 2012 and, if approved, its term will be extended for another three years. If Zhejiang fails to pass the re-assessment by the government, it would be subject to a tax rate of 25%. As of March 31, 2012, the re-assessment was still in progress.

Wuhu, Jielong and Hengsheng had an enterprise income tax exemption in 2008 and 2009, and Wuhu is subject to income tax at a rate of 11%, 12%, and 12.5%, respectively, for 2010, 2011 and 2012; Jielong is subject to tax at a rate of 12.5% in 2010 and 2011, and 25% in 2012; and Hengsheng is subject to tax at a rate of 12.5% from 2010 to 2012.

Based on PRC income tax laws, USAI and Testing Center are exempted from income tax in 2009, and subject to income tax at a rate of 12.5% in 2010 and 2011, and 25% in 2012.

No provision for Hong Kong tax is made as Genesis is an investment holding company, and has no assessable income in Hong Kong for the three months ended March 31, 2012 and 2011, and the year ended December 31, 2011. The profits tax rate of Hong Kong is 16.5%.

No provision for U.S. tax is made as the Company has no assessable income in the United States for the three months ended March 31, 2012 and 2011, and for the year ended December 31, 2011. The enterprise income tax rate in the United States is 35%.

25.	(Loss) income per share

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

The calculations of diluted income per share attributable to the parent company were:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net (loss) income attributable to the parent company	$(768,896)	$19,641,982
Allocation to convertible notes holders	-	(2,459,580)
Net (loss) income attributable to the parent company’s common shareholders – Basic	(768,896)	17,182,402
Dilutive effect of:
Add: Allocation to convertible Notes holders	-	2,459,580
Add: Interest expenses of convertible Notes payable	-	896,276
Less: Gain on change in fair value of derivative	-	(11,731,827)
Less: Gain on convertible notes conversion	-	(1,564,418)
Net (loss) income attributable to the parent company’s common shareholders – Diluted	$(768,896)	$7,242,013

Denominator:
Weighted average shares outstanding	28,260,302	27,478,395
Dilutive effects of stock options	-	146,566
Dilutive effect of convertible notes	-	3,933,402
Denominator for dilutive income per share – Diluted	28,260,302	31,558,363

Net (loss) income per common share attributable to parent company – Basic	$(0.03)	$0.63
Net (loss) income per common share attributable to parent company – Diluted	$(0.03)	$0.23

The following table summarizes potential common shares outstanding excluded from the calculation of diluted income per share for three months ended March 31, 2012 and 2011, because such an inclusion would have an anti-dilutive effect.

	Three Months Ended March 31,
	2012	2011

Shares issuable under stock options	67,500	-
Shares issuable pursuant to convertible notes	3,328,264	-
Total	3,395,764	-

26.	Significant concentrations

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

China Automotive, the parent company, may depend on Genesis and HLUSA dividend payments, which are mainly generated from their subsidiaries in the PRC after they receive payments from the PRC subsidiaries. Under PRC law the PRC subsidiaries are required to set aside at least 10% of their respective accumulated profits, up to 50% of their paid-in capital, to fund certain mandated reserve funds that are not payable or distributable as cash dividends.

The PRC government also imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currencies out of China, and the PRC subsidiaries may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currencies. If China Automotive is unable to receive dividend payments from its subsidiaries, China Automotive may be unable to effectively finance its operations or pay dividends on its shares.

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

This system could be changed at any time and any such change may affect the ability of the Company or its subsidiaries in China to repatriate capital or profits, if any, outside China. Furthermore, SAFE has a significant degree of administrative discretion in implementing the laws and has used this discretion to limit convertibility of current account payments out of China. Whether as a result of a deterioration in the Chinese balance of payments, a shift in the Chinese macroeconomic prospects or any number of other reasons, China could impose additional restrictions on capital remittances abroad. As a result of these and other restrictions under the laws and regulations of the People's Republic of China, or the PRC, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent. The Company has no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of the Company’s PRC subsidiaries to purchase foreign currencies and transfer such funds to the Company to meet its liquidity or other business needs. Any inability to access funds in China, if and when needed for use by the Company outside of China, could have a material and adverse effect on the Company’s liquidity and its business.

The Company grants credit to its customers including to Xiamen Joylon, Shanghai Fenglong and Jiangling Yude, that are related parties of the Company. The Company’s customers are mostly located in the PRC.

During the three months ended March 31, 2012, the Company’s ten largest customers accounted for 84.3% of its consolidated net sales, with each of four customers individually accounting for more than 10% of consolidated net sales, i.e., 13.1%, 11.0%, 10.7% and 10.1% individually, or an aggregate of 44.9%. At March 31, 2012, approximately 25.0% of accounts receivable were from trade transactions with the aforementioned four customers and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

During the three months ended March 31, 2011, the Company’s ten largest customers accounted for 68.72% of its consolidated net sales, with each of two customers individually accounting for more than 10% of consolidated net sales, i.e., 12.1%, and 11.1% individually, or an aggregate of 23.2%. At March 31, 2011, approximately 15.5% of accounts receivable were from trade transactions with the aforementioned two customers and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

27.	Related party transactions and balances

Related party transactions are as follows:

Related sales

	Three Months Ended March 31,
	2012	2011
Merchandise sold to related parties	$7,986,837	$9,535,821

Related purchases

	Three Months Ended March 31,
	2012	2011
Materials purchased from related parties	$6,187,879	$5,419,770
Equipment purchased from related parties	747,576	252,498
Total	$6,935,455	$5,672,268

Related receivables

	March 31, 2011	December 31, 2011
Accounts receivable	$13,622,544	$11,519,432
Other receivables	540,538	499,652
Total	$14,163,082	$12,019,084

Related advances

	March 31, 2012	December 31, 2011
Advanced equipment payment to related parties	$3,874,982	$3,712,121
Advanced components and parts processing charges and others	317,000	629,741
Total	$4,191,982	$4,341,862

Related payables

	March 31, 2012	December 31, 2011
Accounts payable	$3,629,840	$2,052,897

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

Related parties pledged certain land use rights and buildings as security for the Company’s credit facilities provided by banks.

As of May 9, 2012, the date the Company issued these financial statements, Hanlin Chen, Chairman, owns 63.2% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

28.	Commitments and contingencies

Legal proceedings

On October 25, 2011, a purported securities class action was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period from May 12, 2009 through March 17, 2011. The amended complaint alleges that the Company, certain of its present officers and directors and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and seeks unspecified damages. The Company has filed a motion to dismiss the amended complaint, which was fully briefed on April 18, 2012. The Company believes the allegations in the complaint are without merit and. intends to defend itself vigorously against the claims.

On December 23, 2011, a purported shareholder derivative action was filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”) on behalf of the Company. The complaint alleges that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of convertible notes issued in February, 2008. On January 25, 2012, a second purported shareholder derivative action was filed in the Court of Chancery on behalf of the Company. On February 3, 2012, the Court of Chancery consolidated the two cases. The shareholder suits have been stayed pending the outcome of the motion to dismiss in the securities class action. The Company believes the allegations in the shareholder suits are without merit, and intends to defend itself vigorously against the claims.

The complaints do not specify an amount of damages that plaintiffs seek. Moreover, because these matters are in very early stages, the Company cannot determine whether an adverse outcome is probable, nor can it provide a reasonable estimate of potential losses related to these matters. While the Company believes that it has meritorious defenses to each of these actions and intends to defend them vigorously, an adverse outcome in one or more of these matters could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

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

Other commitments and contingencies

In addition to the convertible notes, bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of March 31, 2012:

	Payment obligations by period
	2012	1	2013	2014	2015		Thereafter	Total
Obligations for service agreements	$206,536		$-	$-		$-	$-	$206,536
Interest on convertible notes, redemption at maturity and short-term bank loan	607,265		3,132,490	-	-		-	3,739,755
Obligations for purchasing agreements	8,245,992		2,097,697	-	-		-	10,343,689
Total	$9,059,793		$5,230,187	$-	$-		$-	$14,289,980

1.       Remaining 9 months in 2012.

29.	Off-balance sheet arrangements

At March 31, 2012 and 2011, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

During the three months ended March 31, 2012 and 2011, the Company had eleven product sectors, six of them were principal profit makers, which were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hengsheng) and power pumps (Zhejiang). The other five sectors were engaged in the production and sale of sensor modular (USAI), EPS (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong, established in 2012), and the holding company (Genesis). Since the revenues, net income and net assets of these five sectors are less than 10% of its segment in the condensed unaudited consolidated financial statements, the Company incorporated these five sectors into “Other Sectors.”

Hengsheng, which is mainly engaged in manufacturing automobile power steering products for export to the U.S. market, was previously included in “Other Sectors”. Sales in Hengsheng have increased in recent years, as part of management’s strategy for expanding sales to non-PRC based markets. Since the fourth quarter of 2011, Hengsheng has become a principal profit center and, considering its significant impact on the Company’s performance, is now reported Hengsheng separately. The summary below presents, a reclassification for previous periods to conform to current period presentation. Such reclassifications have no effect on previously reported results of operations.

The Company’s product sector information is as follows:

	Net Sales		Net Income (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012		2011

Henglong	$41,416,807	$54,104,099	$4,456,795		$8,257,231
Jiulong	21,765,929	19,978,773	1,138,993		844,965
Shenyang	6,782,509	8,828,985	246,230		696,611
Zhejiang	3,713,020	4,956,265	34,445		768,792
Wuhu	7,685,074	9,397,889	(436,251)		(1,861)
Hengsheng	9,743,204	5,226,730	3,807,547	(1)	307,664
Other Sectors	9,699,172	11,738,277	(232,034)		(809,602)
Eliminations	(16,312,860)	(23,216,848)	(3,313,928	)(1)	527,782
Total Segments	84,492,855	91,014,170	5,701,797		10,591,582
Corporate	-	-	(5,416,771)		11,488,656
Total consolidated	$84,492,855	$91,014,170	$285,026		$22,080,238

(1)	$3,177,478 included in the balance was income from investment of Henglong, which has been eliminated at the consolidation level.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General Overview

China Automotive Systems, Inc. is a leading power steering systems supplier for the China automobile industry. The Company has business relations with more than sixty vehicle manufacturers, including FAW Group, Dongfeng Auto Group and Changan Automobile Group, three of the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd., the largest light vehicle manufacturer in China; Chery Automobile Co., Ltd, the largest state owned car manufacturer in China, BYD Auto Co., Ltd and Zhejiang Geely Automobile Co., Ltd., the largest privately owned car manufacturers in China. The PRC-based joint ventures of General Motors (GM), Volkswagen, Citroen and Chrysler North America are all key customers. Starting in 2008, the Company has supplied power steering pumps and power steering gear to the Sino-Foreign joint ventures established by GM, Citroen and Volkswagen in China. The Company has supplied power steering gear to Chrysler North America since 2009.

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

Corporate Structure

The Company owns interests in two Sino-foreign joint ventures, a wholly-owned subsidiary and eight joint ventures organized in the PRC as of March 31, 2012 and 2011. The Company, through its Sino-foreign joint ventures, engages in the manufacture and sales of automotive systems and components in the People’s Republic of China, the “PRC” or “China.” Great Genesis Holdings Limited, a company incorporated on January 3, 2003 under The Companies Ordinance in Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company. Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly.

For more information on the Company’s corporate structure, including the recently completed reorganization of certain PRC-based subsidiaries, please see Note 1, “Organization and Business,” under Item 1 – “Financial Statements” in this Report.

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

The Company considers an accounting estimate to be critical if:

☐	It requires the Company to make assumptions about matters that were uncertain at the time it was making the estimate, and

☐	Changes in the estimate or different estimates that the Company could have selected would have had a material impact on the Company’s financial condition or results of operations.

The table below presents information about the nature and rationale for the Company’s critical accounting estimates:

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors
Accrued liabilities and other long-term liabilities	Warranty obligations	Estimating warranty requires the Company to forecast the resolution of existing claims and expected future claims on products sold. VMs (Vehicle Manufacturers) are increasingly seeking to hold suppliers responsible for product warranties, which may impact the Company’s exposure to these costs.	The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	• VM sourcing • VM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments	The Company is required from time-to-time to review the recoverability of certain of its assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	• Future production estimates • Customer preferences and decisions

Accounts and notes receivables	Provision for doubtful accounts and notes receivable	Estimating the provision for doubtful accounts and notes receivable requires the Company to analyze and monitor each customer’s credit standing and financial condition regularly. The Company grants credit to its customers, generally on an open account basis. It will impact the Company’s expense disclosure and results of operations if such estimate is improper.	The Company grants credit to its customers for three to four months based on each customer’s current credit standing and financial data. The Company assesses the allowance on an individual customer basis, under normal circumstances. The Company records provision for bad debts based on specific identification methods.	•Customers’ credit standing and financial condition

Deferred income taxes	Recoverability of deferred tax assets	The Company is required to estimate whether recoverability of its deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.	The Company uses historical and projected future operating results, based upon approved business plans, including a review of the eligible carry forward period, tax planning opportunities and other relevant considerations.	• Tax law changes • Variances in future projected profitability, including by taxing entity

Convertible notes payable, warrant liabilities, compound derivative liabilities	Warrant liabilities and compound derivative liabilities	The Company is required to estimate the fair value of warrant liabilities and compound derivative liabilities at the beginning and end of each reporting period.	The Company uses Black-Scholes option pricing model to determine fair value of warrant; uses Monte Carlo simulation (“MCS”) valuation techniques to determine fair value of compound derivative liabilities.	• Expected volatility • Risk-free rate •interest market risk •Credit risk • Redemption activities before maturity

Tax payable and deferred tax assets/liabilities	Uncertain tax positions	The Company is required to determine and assess all material positions, including all significant uncertain positions in all tax years that are still subject to assessment or challenge under relevant tax statutes.	The Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.	• An allocation or a shift of income between jurisdictions
• The characterization of income or a decision to exclude reporting taxable income in a tax return
•A decision to classify a transaction, entity, or other position in a tax return as tax exempt

In addition, there are other items within the Company’s financial statements that require estimation, but are not as critical as those discussed above. These include the allowance for reserves for excess and obsolete inventory. Although not significant in recent years, changes in estimates used in these and other items could have a significant effect on the Company’s condensed unaudited consolidated financial statements.

Recent Accounting Pronouncements

Please see Note 2 to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this report.

Results of Operations

Executive Summary

Financial results for the three months ended March 31, 2012 are summarized as follows.

•	Sales of $84,492,855 for the three months ended March 31, 2012, compared to $91,014,170 for the same period of 2011.

•	Gross profit of $16,045,900, or 19.0% of sales, for the three-month period ended March 31, 2012, down from $19,984,908, or 22.0% of sales, for the same period of 2011.

•	Selling expenses of $2,383,138 for the three-month period ended March 31, 2012, $32,138 lower than the same period of 2011.

•	General and administrative expenses of $3,631,967 for the three-month period ended March 31, 2012, $308,870 lower than the same period of 2011.

•	Research and development expenses of $3,726,083 for the three months ended March 31, 2012, $1,415,352 greater than the same period of 2011.

•	Net loss attributable to parent company of $768,896 for the three-month period ended March 31, 2012, compared with net income attributable to parent company of $19,641,982 for the same period of 2011, a decrease of $20,410,878.

•	Loss per share to common shareholders of $0.03 both on a basic and diluted, basis for the three months ended March 31, 2012, compared to earnings per share of $0.63 on a basic, and $0.23 on a diluted, basis for the same period in 2011, respectively.

•	Cash of $79,852,280 as of March 31, 2012, $6,891,780 more than as of December 31, 2011.

•	Cash provided by operating activities of $8,518,143 for the three months ended March 31, 2012, compared to cash used by operating activities of $3,457,475 for the same period in 2011.

•	Capital expenditures of $1,995,351 for the three months ended March 31, 2012, lower than the same period in 2011 by $4,147,753.

Results of Operations—Three Months Ended March 31, 2012 And 2011

	Net Sales				Cost of sales
	2012	2011	Change		2012	2011	Change
Henglong	$41,416,807	$54,104,099	$(12,687,292)	-23.4%	$32,140,229	$41,626,911	$(9,486,682)	-22.8%
Jiulong	21,765,929	19,978,773	1,787,156	8.9	18,624,657	17,399,656	1,225,001	7.0
Shenyang	6,782,509	8,828,985	(2,046,476)	-23.2	5,904,291	7,480,510	(1,576,219)	-21.1
Zhejiang	3,713,020	4,956,265	(1,243,245)	-25.1	3,044,771	3,613,017	(568,246)	-15.7
Wuhu	7,685,074	9,397,889	(1,712,815)	-18.2	7,307,464	9,011,586	(1,704,122)	-18.9
Hengsheng (1)	9,743,204	5,226,730	4,516,474	86.4	8,802,354	4,318,081	4,484,273	103.8
Other Sectors (1)	9,699,172	11,738,277	(2,039,105)	-17.4	8,799,599	11,324,131	(2,524,532)	-22.3
Elimination	(16,312,860)	(23,216,848)	6,903,988	-29.7	(16,176,410)	(23,744,630)	7,568,220	-31.9
Total	$84,492,855	$91,014,170	$(6,521,315)	-7.2%	$68,446,955	$71,029,262	$(2,582,307)	-3.6%

(1)	Hengsheng was previously included in “Other Sectors.” The Company is now reporting Hengsheng as a separate sector, as it has recently become a principal profit center. As such, a reclassification has been made to all periods presented to conform to the current period presentation. Such reclassifications have no effect on previously reported results of operations.

Net Sales

Net sales were $84,492,855 for the three months ended March 31, 2012, compared with $91,014,170 for the same period in 2011, a decrease of $6,521,315, or 7.2%. The decrease is mainly due to the Chinese government’s upward adjustment of oil prices, which has significantly increased the cost of using cars in the PRC, and auto market demand shrinkage as a result of tightening in auto industry financing. Historically, more than 90% of the Company’s business is derived from the PRC and denominated in RMB. The decrease in sales volume led to a sales decrease of $9,163,122, a decrease in the average selling price led to a sales decrease of $735,895 and the appreciation of the RMB against the U.S. dollar led to a sales increase of $3,377,702 compared with the same period of 2011. Further analysis is as follows:

─	Net sales for Henglong were $41,416,807 for the three months ended March 31, 2012, compared with $54,104,099 for the same period in 2011, representing a decrease of $12,687,292, or 23.4%. Henglong is mainly engaged in the production of rack and pinion power steering gear for small cars and light duty vehicles, the ultimate consumers of which are particularly sensitive to gasoline prices. As a result, the demand of small cars and light duty vehicles decreased during the three months ended March 31, 2012 in the PRC. The net sales decrease was mainly due to a decrease in sale volumes with a sales decrease of $10,858,880, decrease in selling price with a sales decrease of $3,484,099 and the effect of foreign currency translation of the RMB against the U.S. dollar with a sales increase of $1,655,687.

─	Net sales for Jiulong were $21,765,929 for the three months ended March 31, 2012, compared with $19,978,773 for the same period in 2011, representing an increase of $1,787,156, or 8.9%. The net sales increase was mainly due to the sales performance of newly developed steering gear models, which are increasing the Company’s market share for this area. Net sales increase resulted from an increase in sales of $504,342, the selling prices of newly developed steering gear models being higher than those of old models which resulted in a sales increase of $412,695 and the effect of foreign currency translation of the RMB against the U.S. dollar with a sales increase of $870,119.

─	Net sales for Shenyang were $6,782,509 for the three months ended March 31, 2012, compared with $8,828,985 for the same period in 2011, representing a decrease of $2,046,476, or 23.2%. The net sales decrease was mainly due to a decrease in sales volumes with a sales decrease of $2,366,449, the selling prices of newly developed steering gear models being higher than those of old models, which resulted in a sales increase of $48,834, and the effect of foreign currency translation of the RMB against the U.S. dollar with a sales increase of $271,139.

─	Net sales for Zhejiang were $3,713,020 for the three months ended March 31, 2012, compared with $4,956,265 for the same period in 2011, representing a decrease of $1,243,245, or 25.1%. The net sales decrease was mainly due to a decrease in sale volumes with a sales decrease of $2,050,091, an increase in selling price with a sales increase of $658,414 and the effect of foreign currency translation of the RMB against the U.S. dollar with a sales increase of $148,432.

─	Net sales for Wuhu were $7,685,074 for the three months ended March 31, 2012, compared with $9,397,889 for the same period in 2011, representing a decrease of $1,712,815, or 18.2%. The net sales decrease was mainly due to a decrease in sales volumes with a sales decrease of $2,967,699, the selling prices of newly developed steering gear models being higher than those of old models which resulted in a sales increase of $947,664 and the effect of foreign currency translation of the RMB against the U.S. dollar with a sales increase of $307,220.

─	Net sales for Hengsheng were $9,743,204 for the three months ended March 31, 2012, compared with $5,226,730 for the same period in 2011, representing an increase of $4,516,474, or 86.4%. The net sales increase was mainly due to sales of the newly developed products for U.S. customers (Hengsheng’s products were all sold to the United States). An increase in sales volumes lead to a sales increase of $4,629,020, a decrease in selling price led to a sales decrease of $502,042 and the appreciation of the RMB against the U.S. dollar with a sales increase of $389,496.

─	Net sales for Other Sectors were $9,699,172 for the three months ended March 31, 2012, compared with $11,738,277 for the same period in 2011, representing a decrease of $2,039,105 or 17.4%. The net sales decrease was mainly due to a decrease in the market demand for old products. A decrease in sales volumes led to a sales decrease of $3,609,479, an increase in selling prices resulting from the sale of newly developed steering gear models that have a higher selling price than those of older models, which led to a sales increase of $ 1,182,639, and the appreciation of the RMB against the U.S. dollar with a sales increase of $387,735.

Cost of Sales

For the three months ended March 31, 2012, the cost of sales was $68,446,955, compared with $71,029,262 for the same period of 2011, a decrease of $2,582,307, or 3.6%. The decrease in cost of sales was mainly due to the net effect of the decrease in sales volumes with a cost of sales decrease of $6,286,100, an increase in unit cost with a cost of sales increase of $1,029,193 and the appreciation of the RMB against the U.S. dollar with a cost of sales increase of $2,674,600. The increase in the unit cost of sales was primarily due to an increase in the cost of raw materials, such as steel. Further analysis is as follows:

─	Cost of sales for Henglong was $32,140,229 for the three months ended March 31, 2012, compared with $41,626,911 for the same period of 2011, representing a decrease of $9,486,682, or 22.8%. The decrease in cost of sales was mainly due to a decrease in sales volumes with a cost of sales decrease of $8,406,191, the adoption of technical innovations in production processes in 2012, which decreased cost of production, and a decrease in unit cost with a cost of sales decrease of $2,365,335, which was not offset by the effect of foreign currency translation of the RMB against the U.S. dollar with a cost of sales increase of $1,284,844.

─	Cost of sales for Jiulong was $18,624,657 for the three months ended March 31, 2012, compared with $17,399,656 for the same period of 2011, representing an increase of $1,225,001, or 7.0%. The increase in cost of sales was mainly due to an increase in sales volumes with a cost of sales increase of $ 245,157, an increase in unit cost with a cost of sales increase of $ 275,479 and the effect of foreign currency translation of the RMB against the U.S. dollar with a cost of sales increase of $ 704,365.

─	Cost of sales for Shenyang was $5,904,291 for the three months ended March 31, 2012, compared with $7,480,510 for the same period of 2011, representing a decrease of $1,576,219, or 21.1%. The decrease in cost of sales was mainly due to a decrease in sales volumes with a cost of sales decrease of $1,979,897, which was not offset by an increase in unit cost with a cost of sales increase of $180,272 and the effect of foreign currency translation of the RMB against the U.S. dollar with a cost of sales increase of $223,406.

─	Cost of sales for Zhejiang was $3,044,771 for the three months ended March 31, 2012, compared with $3,613,017 for the same period of 2011, representing a decrease of $568,246, or 15.7%. The decrease in cost of sales was mainly due to a decrease in sales volumes with a cost of sales decrease of $1,463,246, which was not offset by an increase in unit cost with a cost of sales increase of $773,282 and the effect of foreign currency translation of the RMB against the U.S. dollar with a cost of sales increase of $121,718.

─	Cost of sales for Wuhu was $7,307,464 for the three months ended March 31, 2012, compared with $9,011,586 for the same period of 2011, representing a decrease of $1,704,122, or 18.9%. The decrease in cost of sales was mainly due to a decrease in sales volumes with a cost of sales decrease of $2,796,549, which was not offset by an increase in unit cost with a cost of sales increase of $800,301 and the effect of foreign currency translation of the RMB against the U.S. dollar with a cost of sales increase of $292,126.

─	Cost of sales for Hengsheng was $8,802,354 for the three months ended March 31, 2012, compared with $4,318,081 for the same period of 2011, representing an increase of $4,484,273, or 103.8%. The increase in cost of sales was mainly due to sales of the newly developed products for U.S. customers. The increase in sales volumes led to a cost of sales increase of $3,824,281, an increase in unit cost with a cost of sales increase of $308,107 and the appreciation of the RMB against U.S. dollar with a cost of sales increase of $351,885.

─	Cost of sales for Other Sectors was $8,799,599 for the three months ended March 31, 2012, compared with $11,324,131 for the same period of 2011, representing a decrease of $2,524,532, or 22.3%. The decrease in cost of sales was mainly due to a decrease in sales volumes as a result of a decrease in market demand for old products (which led to a cost of sales decrease of $3,924,546), which was not offset by an increase in costs of sales of $1,057,087 from the cost of supplies for production and the appreciation of the RMB against the U.S. dollar with a cost of sales increase of $342,927. Given that the Company’s market share of EPS sales in the China market is relatively low, and yet to reach a production level with economies of scale, the Company could not purchase relevant materials from suppliers for a lower price. In addition, certain suppliers of materials for other products also increased their selling prices as a result of inflation.

Gross margin was 19.0% for the three months ended March 31, 2012, representing a 3.0 percentage point decrease from 22.0% for the same period of 2011, which was primarily due to a decrease in selling price and an increase in unit cost.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials and other assets. For the three months ended March 31, 2012, gain on other sales amounted to $122,432, while it amounted to $413,186 for the same period of 2011. The decrease of $290,754, or 70.4%, was mainly due to a decrease in sales of materials.

Selling Expenses

Selling expenses were $2,383,138 for the three months ended March 31, 2012, compared with $2,415,276 for the same period of 2011, a decrease of $32,138, or 1.3%, mainly due to the decrease in warehouse rent charges of $50,698.

General and Administrative Expenses

General and administrative expenses were $3,631,967 for the three months ended March 31, 2012, compared with $3,940,837 for the same period of 2011, a decrease of $308,870, or 7.8%, mainly due to decreases in salaries and wages expenses of $305,051.

During the three months ended March 31, 2012, the Company paid lower performance bonuses to management as the Company did not achieve the performance targets pre-determined by the board of directors.

Research and Development Expenses

Research and development expenses were $3,726,083 for the three months ended March 31, 2012, compared with $2,310,731 for the three months ended March 31, 2011, an increase of $1,415,352, or 61.3%, mainly due to development and trial production of EPS. In summary, expenses for mold improvement increased by $433,000, external technical support fees increased by $395,000 and the salaries and wages expenses of research and development related staff increased by $587,000.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. From 2012, in addition to purchasing advanced manufacturing equipment for newly developed products and hiring senior technicians, the Company has started giving bonuses to technical personnel who make an outstanding contribution to product research and development. As a result, the research and development expenses increased significantly.

Income from Operations

Income from operations was $6,427,144 for the three months ended March 31, 2012, compared with $11,731,250 for the three months ended March 31, 2011, a decrease of $5,304,106, or 45.2%, including a decrease of $3,939,008, or 19.7%, in gross profit, a decrease of $290,754, or 70.3% in gain on other sales, and an increase of $1,074,344, or 12.4%, in operating expenses.

Financial Expenses, net

Financial expenses were $911,087 for the three months ended March 31, 2012, compared to financial expenses of $1,062,213 for the same period of 2011, a decrease of $151,126, or 14.2%, mainly due to the increase in net interest income and the decrease in loss on foreign currency exchange.

Gain (Loss) on Change in Fair Value of Derivative

Loss on change in fair value of derivative was $3,860,786 for the three months ended March 31, 2012, compared with a gain of $11,731,827 for the same period of 2011, a decrease of $15,592,613, or 133%

During the three months ended March 31, 2012, the Company’s common stock market price rose to $6.84 from $3.30 at the close of the prior quarter. Thus, the intrinsic value of the embedded conversion feature in financial instruments increased, the fair value of compound derivative liabilities increased and the loss on change in fair value of derivatives increased. (see note 14 to the Company’s unaudited condensed consolidated financial statements)

Gain on Convertible Notes Conversion

During the three months ended March 31, 2011, the Company recognized a gain of $1,564,418 for convertible notes conversion in March 2011 whereas there was no convertible note converted in same period of 2012.

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

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $1,727,212 for the three months ended March 31, 2012, compared with $23,977,922 for the three months ended March 31, 2011, a decrease of $22,250,710, or 92.8%, mainly due to a decrease in income from operations of $5,304,106, a decrease in gain on change in fair value of derivative of $15,592,613, and a decrease in gain on convertible notes conversion of 1,564,418.

Income Taxes

Income tax expense was $1,522,064 for the three months ended March 31, 2012, compared with $1,956,595 of income tax expense for the three months ended March 31, 2011, a decrease of $434,531, or 22.2%, mainly due to the decrease of income before income tax. The effective tax rate increased to 88.1% for the three months ended March 31, 2012 from 8.2% for the same period in 2011, primarily due to the permanent difference for the change in the fair value of derivative and gain on the convertible note conversion.

Net Income

Net income was $285,026 for the three months ended March 31, 2012, compared with a net income of $22,080,238 for the three months ended March 31, 2011, a decrease of $21,795,212, or 98.7%, mainly due to a decrease in income before income tax expenses and equity in earnings of affiliated companies of $22,250,710 and a decrease in income taxes expenses of $434,531.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests amounted to $1,053,922 for the three months ended March 31, 2012, compared with $2,438,256 for the three months ended March 31, 2011, a decrease of $1,384,334, or 56.8%, primarily due to the decrease in non-wholly owned subsidiaries’ net income.

The Company owns different equity interests in 10 non--wholly owned subsidiaries established in the PRC, through which it conducts its operations. All the operating results of these non-wholly owned subsidiaries established in the PRC were consolidated in the Company’s financial statements as of March 31, 2012 and 2011. The Company records the noncontrolling interests’ share in the earnings of the respective non-wholly owned subsidiaries for each period.

Net Income (Loss) Attributable to Parent Company

Net loss attributable to parent company was $768,896 for the three months ended March 31, 2012, compared with net income of $19,641,982 for the three months ended March 31, 2011, a decrease of $20,410,878, reflecting a decrease of $21,795,212 in net income and a decrease of $1,384,334 in net income attributable to noncontrolling interests.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptance, issuances of capital stock and notes and internally generated cash. As of March 31, 2012, the Company had cash and cash equivalents of $79,852,280, compared with $72,960,500 as of December 31, 2011, an increase of $6,891,780, or 9.4%.

The Company had working capital of $117,313,097 as of March 31, 2012, compared with $147,819,863 as of December 31, 2011, a decrease of $30,506,766, or 20.6%. According to the terms of the convertible notes, convertible notes payable, compound derivative liabilities and accrued make-whole redemption interest expense for the convertible notes were recorded as non-current liabilities as of December 31, 2011, and were recorded as current liabilities as of March 31, 2012 (refer to Notes 13, 14 and 16 of the condensed unaudited consolidated financial statements). As a result, working capital decreased after the reclassification.

The Company intends to indefinitely reinvest the funds in subsidiaries established in China.

The Company believes that, at its current cash position as of March 31, 2012, the cash expected to be generated from operations and funds available from bank borrowings as detailed in subsequent paragraphs will be sufficient to meet its working capital and capital expenditure requirements including the redemption of convertible notes for at least the next twelve months from March 31, 2012.

Capital Source

The Company’s capital source is multifaceted, such as bank loans and banker’s acceptance facilities. In financing activities and operating activities, the Company’s banks require the Company to sign line of credit agreements and repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, such one year facilities can be extended for another year.

The Company had bank loans of $10,326,804 and a government loan of $1,588,739, which matures within one year (Note 11) and bankers’ acceptances of $55,563,294 (Note 12 of financial statements) as of March 31, 2012.

The Company currently expects to be able to obtain similar bank loans and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above mentioned agreements (see the table under “Bank Arrangements” below for more information). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be devalued by approximately $14,814,910 over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide $14,814,910 additional mortgages as of the maturity date of such agreements (see the table under “Bank Arrangements” below for more information). The Company still can obtain a reduced line of credit with a reduction of $8,144,695, which is 54.98% (the mortgage rates) of $14,814,910, if it cannot provide additional mortgages. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity.

On February 15, 2008, the Company issued $35,000,000 of convertible notes to Lehman Brothers Commercial Corporation Asia Limited, “LBCCA”, and YA Global Investments, L.P., “YA Global”, maturing in 5 years. According to the terms of the convertible notes (as described in Note 12), convertible notes may be required to be repaid in cash on or prior to their maturity. For example, convertible note holders are entitled to require the Company to redeem all or any portion of the convertible notes in cash, if the Weighted Average Price (WAP) for twenty (20) consecutive trading days is less than $3.187 at any time following February 15, 2009, the “WAP Default,” by delivering written redemption notice to the Company within five (5) business days after the receipt of the Company’s notice of the WAP Default. Due to the WAP Default, on March 1, 2011, the liquidator operating on behalf of LBCCA converted $6,428,571 of the principal amount of the convertible notes at a conversion price of $7.0822 per share and the Company issued 907,708 shares of its common stock to the investor. No additional consideration was paid for the conversion of the convertible notes into common stock.

For the year ended December 31, 2011 and the three months ended March 31, 2012, the Company’s stock’s WAP for any twenty consecutive trading days was above $3.187.

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

Bank Arrangements

As of March 31, 2012, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Due Date		Amount Available	Amount Used		Assessed Mortgage Value
1.Comprehensive credit facilities	Bank of China	Mar -13		$22,401,220	$7,287,864		$6,886,421
2.Comprehensive credit facilities	Jingzhou Commercial Bank	Apr-12	(2)	31,774,780	25,756,287		71,141,255
3.Comprehensive credit facilities	China Construction Bank	Oct-12		12,709,912	3,177,478		32,159,621
4.Comprehensive credit facilities (1)	Shanghai Pudong Development Bank	Dec-13		15,887,390	4,924,277		12,880,352
5.Comprehensive credit facilities (1)	China CITIC Bank	Sep-12		16,522,886	10,321,561		14,783,217
6.Comprehensive credit facilities	Industrial and Commercial Bank of China	May-12		16,205,138	8,697,679		4,124,081
7.Comprehensive credit facilities (1)	China Hua Xia Bank	Mar -13		25,419,824	-		33,068,576
8.Comprehensive credit facilities	China Everbright Bank	Aug-14		4,766,217	5,724,952	(3)	8,135,043
Total				$145,687,367	$65,890,098	(4)	$183,178,566(5)

(1)	Henglong’s comprehensive credit facility with China CITIC Bank, Henglong and Jielong's comprehensive credit facility with Shanghai Pudong Development Bank, and Henglong's comprehensive credit facility with China Hua Xia Bank, also need to be guaranteed by Jiulong, another subsidiary of the Company, in addition to the above pledges.

(2)	As at the date of this report, the comprehensive credit line arrangement with Jingzhou Commercial Bank expired. The Company is negotiating the renewal of the credit line arrangement with the bank and expects to complete the renewal in late May 2012. As the Company has obtained sufficient comprehensive lines of credit from other banks, the Company does not anticipate any significant adverse impact on its financial position if the Company fails to renew.

(3)	The amount available for use was increased to the amount of assets pledged with the bank.

(4)	Total amount used includes bank loans of $10,326,804 and notes payable of $55,563,294 as of March 31, 2012. Please see Notes 11 and 12 to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this report for more details.

(5)	As at March 31, 2012, the pledged assets included deposits of $21,966,094 pledged for notes payable and other pledged assets with assessed value of $161,212,472.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company refinanced its short-term debt during 2012 at annual interest rates of 6.31% to 7.87%, and maturity terms of twelve months. Pursuant to the comprehensive credit line arrangement the Company pledged: (1) land use rights with an assessed value of $6.9 million as security for its comprehensive credit facility with the Bank of China; (2) land use rights and equipment with an assessed value of approximately $71.1 million as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; (3) equipment, land use rights and buildings with an assessed value of approximately $32.2 million as security for its comprehensive credit facility with China Construction Bank; (4) land use rights and buildings with an assessed value of approximately $12.9 million as security for its comprehensive credit facility with Shanghai Pudong Development Bank; (5) land use rights and buildings with an assessed value of approximately $14.8million as security for its comprehensive credit facility with China CITIC Bank; (6) land use rights and buildings with an assessed value of approximately $4.1 million as security for its comprehensive credit facility with Industrial and Commercial Bank of China; (7) accounts receivable with an assessed value of approximately $33.1 million as security for its comprehensive credit facility with China Hua Xia Bank; and (8) land use rights and buildings with an assessed value of approximately $8.1 million as security for its comprehensive credit facility with China Everbright Bank.

Cash Requirements

The following table summarizes the Company’s expected cash outflows resulting from financial contracts and commitments. The Company has not included information on its recurring purchases of materials for use in its manufacturing operations. These amounts are generally consistent from year to year, closely reflecting the Company’s levels of production, and are not long-term in nature (being less than three months in length).

	Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term loan including interest payable	$12,175,784	$12,175,784	$-	$-	$-
Notes payable (2)	55,563,294	55,563,294	-	-	-
Convertible notes payable	23,571,429	23,571,429	-	-	-
Convertible notes interest (1)	12,145,000	12,145,000	-	-	-
Other contractual purchase commitments, including service agreements	10,343,690	8,245,993	2,097,697
Total	$113,799,197	$11,701,500	$2,097,697	$-	$-

(1)	Including accrued make-whole redemption interest expense of $8,277,391, accrued coupon interest of $388,095 and unrecorded coupon interest and make-whole redemption interest of $3,479,514.

(2)	Notes payable do not bear interest.

Short-term Loans

The following table summarizes the contract information of short-term borrowings among the banks and the government of China and the Company as of March 31, 2012:

Bank	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Percentage Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
China Construction Bank	Working Capital	29-Jun-11	12	6.56%	Pay monthly	28-Jun-12	$3,177,478
Bank of China	Working Capital	30-Sep-11	12	6.56%	Pay monthly	29-Sep-12	4,766,217
China CITIC Bank	Working Capital	6-Jul-11	12	7.87%	Pay monthly	5-Jul-12	2,383,109
The government of China	Working Capital	1- Mar -12	9	-	-	25- Nov -12	1,588,739
Total							$11,915,543

The Company must use the loans for the purpose described in the table. For the three bank loans, if the Company fails to do so, it will be charged a penalty interest at 100% of the specified loan rate listed in the table above. The Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails to do so, it will be charged compound interest at the specified rate in the above table. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. For the government loan, the Company has to repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged a penalty rate at 0.3% per day in addition to the penalty interest of the loan rate that is published by the People’s Bank of China for the same period.

Management believes that the Company had complied with such financial covenants as of March 31, 2012, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of March 31, 2012:

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital [1]	3-6	Apr -12	$11,760,958
Working Capital	3-6	May -12	8,363,853
Working Capital	3-6	Jun -12	9,208,153
Working Capital	3-6	Jul -12	8,418,855
Working Capital	3-6	Aug -12	7,231,940
Working Capital	3-6	Sep -12	10,579,535
Total (Note 12)			$55,563,294

1	The notes payable were settled in April 2012.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. Management believes that the Company had complied with such financial covenants as of March 31, 2012, and will continue to comply with them.

Cash Flows

(a)	Operating activities

Net cash provided by operations during the three months ended March 31, 2012 was $8,518,143, compared with net cash used of $3,457,475 for the same period of 2011, an increase of $11,975,618.

The increase in the net cash provided by operations was mainly due to the net effect of: decrease in net income excluding non-cash items and the change of balances of the Company’s accounts and notes receivable, inventories and accounts payable in the three months ended March 31, 2012. Net income excluding non-cash items decreased by $4,426,220, which led to a decrease in net cash provided by operations. The change of balance of accounts and notes receivable led to an increase in net cash provided by operations of $20,263,122, the change of balance of inventories led to an increase in net cash provided by operations of $3,497,290, change of balance of accounts and notes payable led to a decrease in the net cash provided by operations of $10,427,671 and the change of balance of tax payable led to an increase in net cash provided by operations of $3,469,783.

(b)	Investing activities

The Company used net cash of $2,495,333 in investment activities during the three months ended March 31, 2012, compared with $5,771,161 during the same period of 2011, a decrease of $3,275,828, mainly due to a significant slowdown in China’s auto market and the Company reduced the speed of its capital expenditures, accordingly.

(c)	Financing activities

During the three months ended March 31, 2012, the Company obtained net cash of $793,477 from financing activities, as compared to using $44,436 in financing activities for the same period of 2011, an increase of $837,913, mainly due to an interest-free government loan of $1,588,739 obtained in 2012 offset by the payment of dividends of $795,958 to the noncontrolling interests in 2012.

Off-Balance Sheet Arrangements

At March 31, 2012 and 2011, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

A.      Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2012. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2012.

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

B.      Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On October 25, 2011, a purported securities class action was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2009 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period from May 12, 2010 through March 17, 2011. The amended complaint alleges that the Company, certain of its present officers and directors and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and seeks unspecified damages. The Company has filed a motion to dismiss the amended complaint, which was fully briefed on April 18, 2012. The Company believes the allegations in the complaint are without merit and intends to defend itself vigorously against the claims.

On December 23, 2011, a purported shareholder derivative action was filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”) on behalf of the Company. The complaint alleges that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of convertible notes issued in February, 2008. On January 25, 2012, a second purported shareholder derivative action was filed in the Court of Chancery on behalf of the Company. On February 3, 2012, the Court of Chancery consolidated the two cases. The shareholder suits have been stayed pending the outcome of the motion to dismiss in the securities class action. The Company believes the allegations in the shareholder suits are without merit, and intends to defend itself vigorously against the claims.

The complaints do not specify an amount of damages that plaintiffs seek. Moreover, because these matters are in very early stages, the Company cannot determine whether an adverse outcome is probable, nor can it provide a reasonable estimate of potential losses related to these matters. While the Company believes that it has meritorious defenses to each of these actions and intends to defend them vigorously, an adverse outcome in one or more of these matters could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

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

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2011 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123.)
3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002.)
10.1	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10Q Quarterly Report on May 10, 2006 )
10.2	Securities Purchase Agreement dated February 1, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.3	Securities Purchase Agreement dated February 15, 2008 between us and the investors. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.4	Escrow Agreement dated February 15, 2008 among us, U.S. Bank National Association, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.5	Registration Rights Agreement dated February 15, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.6	Senior Convertible Note dated February 15, 2008 in the original principal amount of $8,571,429 issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.7	Senior Convertible Note dated February 15, 2008 in the original principal amount of $6,428,571 issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.8	Senior Convertible Note dated February 15, 2008 in the original principal amount of $15,000,000 issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.9	Closing Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.10	Escrow Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
31.1	Rule 13a-14(a) Certification*
31.2	Rule 13a-14(a) Certification*
32.1	Section 1350 Certification*
32.2	Section 1350 Certification*
101+	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 9, 2012 formatted in Extensible Business Reporting Language (XBRL):
(i) Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income,
(ii) Condensed Unaudited Consolidated Balance Sheets,
(iii) Condensed Unaudited Consolidated Statements of Cash Flows,
(iv) Condensed Unaudited Consolidated Statements of Changes in Equity, and
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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: May 9, 2012	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: May 9, 2012	By:	/s/ Jie Li
Jie Li
Chief Financial Officer

