Form 10-Q
period 2012-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2012-08-09
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 9, 2012, the Company had 28,260,302 shares of common stock issued and outstanding.

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

China Automotive Systems, Inc.

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended June 30,
	2012	2011 (Note 25)
Net product sales
Unrelated parties	$71,886	$65,391
Related parties (Note 28)	8,493	12,766
	80,379	78,157
Cost of product sold
Unrelated parties	61,241	59,712
Related parties (Note 28)	3,506	4,608
	64,747	64,320
Gross profit	15,632	13,837
Gain on other sales	1,810	498
Less: Operating expenses
Selling expenses	2,088	2,427
General and administrative expenses	3,130	3,369
Research and development expenses	3,650	1,360
Total operating expenses	8,868	7,156
Income from operations	8,574	7,179
Other income, net	7	73
Financial expenses, net	(500)	(560)
Gain (loss) on change in fair value of derivative	3,411	(147)
Gain on redemption of convertible notes	1,421	-
Income before income tax expenses and equity in earnings of affiliated companies	12,913	6,545
Less: Income taxes	1,314	1,160
Equity in earnings of affiliated companies	32	48
Income from continuing operations	11,631	5,433
Discontinued operations (including after-tax disposition gain of $2,494) - net of income tax (Note 25)	2,620	331
Net income	14,251	5,764
Net income attributable to noncontrolling interests	1,229	1,420
Net income attributable to parent company	13,022	4,344
Allocation to convertible notes holders	(859)	(460)
Net income attributable to parent company’s common shareholders	$12,163	$3,884
Net income attributable to parent company’s common shareholders per share

Basic
Income from continuing operations attributable to shareholders	$0.35	$0.13
Income per share from discontinued operations	0.08	0.01
Net income attributable to shareholders	$0.43	$0.14
Diluted
Income from continuing operations attributable to shareholders	$0.21	$0.13
Income per share from discontinued operations	0.08	0.01
Net income attributable to shareholders	$0.29	$0.14
Weighted average number of common shares outstanding
Basic	28,260,302	28,083,534
Diluted	30,257,347	28,202,989

Comprehensive income:
Net income	$14,251	$5,764
Foreign currency translation (loss) gain, net of tax	(1,227)	2,902
Comprehensive income	13,024	8,666
Comprehensive income attributable to noncontrolling interests	1,019	1,928
Comprehensive income attributable to parent company	$12,005	$6,738

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc.

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Six Months Ended June 30,
	2012	2011 (Note 25)
Net product sales
Unrelated parties	$144,912	$142,282
Related parties (Note 28)	16,386	22,302
	161,298	164,584
Cost of product sold
Unrelated parties	120,603	122,077
Related parties(Note 28)	9,685	10,028
	130,288	132,105
Gross profit	31,010	32,479
Gain on other sales	1,922	909
Less: Operating expenses
Selling expenses	4,268	4,643
General and administrative expenses	6,512	7,163
Research and development expenses	7,242	3,520
Total operating expenses	18,022	15,326
Income from operations	14,910	18,062
Other income, net	78	106
Financial expenses, net	(1,412)	(1,607)
(Loss) gain on change in fair value of derivative	(449)	11,585
Gain on redemption of convertible notes	1,421	-
Gain on convertible notes conversion	-	1,564
Income before income tax expenses and equity in earnings of affiliated companies	14,548	29,710
Less: Income taxes	2,775	3,053
Equity in earnings of affiliated companies	112	87
Income from continuing operations	11,885	26,744
Discontinued operations (including after-tax disposition gain of $2,494) - net of income tax (Note 25)	2,651	1,100
Net income	14,536	27,844
Net income attributable to noncontrolling interests	2,283	3,858
Net income attributable to parent company	12,253	23,986
Allocation to convertible notes holders	(1,055)	(2,773)
Net income attributable to parent company’s common shareholders	$11,198	$21,213
Net income attributable to parent company’s common shareholders per share

Basic
Income from continuing operations attributable to shareholders	$0.31	$0.75
Income per share from discontinued operations	0.09	0.01
Net income attributable to shareholders	$0.40	$0.76
Diluted
Income from continuing operations attributable to shareholders	$0.31	$0.38
Income per share from discontinued operations	0.09	0.02
Net income attributable to shareholders	$0.40	$0.40
Weighted average number of common shares outstanding
Basic	28,260,302	27,780,965
Diluted	28,261,854	31,544,808

Comprehensive income:
Net income	$14,536	$27,844
Foreign currency translation (loss) gain, net of tax	(725)	5,016
Comprehensive income	13,881	32,860
Comprehensive income attributable to noncontrolling interests	2,118	4,730
Comprehensive income attributable to parent company	$11,693	$28,130

The accompanying notes are an integral part of the condensed unaudited consolidated financial statements in this report.

China Automotive Systems, Inc.

Condensed Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$77,692	$72,961
Pledged cash deposits	21,186	21,821
Accounts and notes receivable, net - unrelated parties	189,662	200,940
Accounts and notes receivable, net - related parties	10,811	11,519
Accounts receivable from sale of a subsidiary	8,221	-
Advance payments and others - unrelated parties	766	2,215
Advance payments and others - related parties	636	630
Inventories	46,889	51,607
Current deferred tax assets	3,351	3,687
Total current assets	359,214	365,380
Non-current assets:
Property, plant and equipment, net	77,330	84,843
Intangible assets, net	713	837
Other receivables, net - unrelated parties	2,169	1,877
Other receivables, net - related parties	1,042	500
Advance payment for property, plant and equipment - unrelated parties	5,983	1,472
Advance payment for property, plant and equipment - related parties	3,694	3,712
Long-term investments	3,584	3,485
Non-current deferred tax assets	3,992	4,341
Total assets	$457,721	$466,447
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank and government loans	$41,655	$10,316
Accounts and notes payable - unrelated parties	153,935	169,456
Accounts and notes payable - related parties	3,682	2,053
Customer deposits	1,124	1,181
Accrued payroll and related costs	4,614	5,177
Accrued expenses and other payables	22,201	22,618
Accrued pension costs	4,243	4,067
Taxes payable	3,481	2,029
Amounts due to shareholders/directors	350	352
Deferred tax liabilities	19	311
Total current liabilities	235,304	217,560
Long-term liabilities:
Convertible notes payable	-	23,571
Compound derivative liabilities	-	559
Accrued make-whole redemption interest expense of convertible notes	-	7,616
Advances payable	1,611	984
Total liabilities	236,915	250,290
Commitments and Contingencies
Stockholders’ equity-
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued and Outstanding – 28,260,302 shares at June 30, 2012 and December 31, 2011	3	3
Additional paid-in capital	39,295	39,295
Retained earnings-
Appropriated	9,953	9,026
Unappropriated	110,840	99,514
Accumulated other comprehensive income	24,731	25,291
Total parent company stockholders' equity	184,822	173,129
Noncontrolling interests	35,984	43,028
Total stockholders' equity	220,806	216,157
Total liabilities and stockholders' equity	$457,721	$466,447

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc.

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$14,536	$27,844
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	7,310	6,574
Increase (decrease) in allowance for doubtful accounts	67	(95)
Inventory write downs	(54)	-
Deferred income taxes	(476)	(265)
Equity in earnings of affiliated companies	(112)	(87)
Gain on sales of a subsidiary	(2,848)	-
Gain on convertible notes conversion	-	(1,564)
Gain on redemption of convertible notes	(1,421)	-
Loss (gain) on change in fair value of derivative	449	(11,585)
Amortization of debt issue cost	27	-
Loss on fixed assets disposals	67	36
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	(1,756)	1,510
Accounts and notes receivable	1,224	(6,137)
Advance payments and others	1,208	(628)
Inventories	(2,489)	(7,821)
Increase (decrease) in:
Accounts and notes payable	(4,517)	9,192
Customer deposits	207	1,259
Accrued payroll and related costs	(314)	(691)
Accrued expenses and other payables	(6,688)	1,124
Accrued pension costs	193	(213)
Taxes payable	1,635	(1,965)
Advances payable	634	-
Net cash provided by operating activities	6,882	16,488
Cash flows from investing activities:
Decrease (increase) in other receivables	(936)	1,376
Proceeds from disposal of equipment	492	109
Payments to acquire property, plant and equipment	(8,880)	(9,088)
Payments to acquire intangible assets	(4)	(17)
Cash decrease for the subsidiary sold	(300)	-
Net cash used in investing activities	(9,628)	(7,620)
Cash flows from financing activities:
Proceeds from government and bank loan	33,960	-
Repayments of bank loan	-	(3,863)
Paid debt issue cost for bank loan	(230)
Dividends paid to the noncontrolling interests	(2,387)	-
Redemption of convertible notes	(23,571)	-
Increase (decrease) in amounts due to shareholders/directors	-	(13)
Net cash provided by (used in) financing activities	7,772	(3,876)
Effects of exchange rate on cash and cash equivalents	(295)	1,008
Net increase in cash and cash equivalents	4,731	6,000
Cash and cash equivalents at beginning of period	72,961	49,425
Cash and cash equivalents at end of period	$77,692	$55,425

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Six Months Ended June 30,
	2012	2011
Cash paid for interest	$9,578	$904
Cash paid for income taxes	$3,670	$5,084

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Six Months Ended June 30,
	2012	2011
Issuance of common shares for the conversion of convertible notes	$-	$10,112
Advance payments for acquiring property, plant and equipment	9,677	9,346

Dividends payable to noncontrolling interests	$707	$2,525
Noncontrolling interests contribution of capital with property, plant and equipment	2,846	-
Accounts receivable from sale of a subsidiary	$8,221	-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Changes in Equity

(In thousands of USD, except shares)

	Common					Accumulated
	Stock		Additional	Retained	Retained	Other
	Shares	Amount	paid-in capital	Earnings -Appropriated	Earnings -Unappropriated	Comprehensive Income	Noncontrolling Interests	Total
Beginning balance, January 1, 2011	27,175,826	$3	$28,565	$8,678	$58,980	$15,958	$35,967	$148,241
Comprehensive income:
Net income	-	-	-	-	23,986	-	3,858	27,844
Other comprehensive income, net of tax:	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	4,144	872	5,016
Appropriation of retained earnings	-	-	-	259	(259)	-	-	-
Dividends declared	-	-	-	-	-	-	(959)	(959)
Conversion of convertible notes	907,708	-	10,112	-	-	-	-	10,112
Ending balance, June 30, 2011	28,083,534	$3	$38,677	$9,027	$82,707	$20,102	$39,738	$190,254

Beginning balance, January 1, 2012	28,260,302	$3	$39,295	$9,026	$99,514	$25,291	$43,028	$216.157
Comprehensive income:
Net income (loss)	-	-	-	-	12,253	-	2,283	14,536
Other comprehensive income, net of tax:	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	(560)	(165)	(725)
Appropriation of retained earnings	-	-	-	927	(927)	-	-	-
Dividends declared	-	-	-	-	-	-	(6,846)	(6,846)
Capital contribution from noncontrolling interests	-	-	-	-	-	-	2,846	2,846
Disposition of Zhejiang	-	-	-	-	-	-	(5,162)	(5,162)
Ending balance, June 30, 2012	28,260,302	$3	$39,295	$9,953	$110,840	$24,731	$35,984	$220,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2012 and 2011

(Amounts expressed in thousands of USD, unless otherwise indicated)

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

Great Genesis Holdings Limited, a company incorporated in Hong Kong on January 3, 2003 under the Companies Ordinance in Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company. Great Genesis is mainly engaged in the manufacture and sale of automotive systems and components through its controlled subsidiaries and the joint ventures, as described below.

Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and is mainly engaged in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly.

The Company owns the following aggregate net interests in the entities established in the People's Republic of China (“PRC”) as of June 30, 2012 and December 31, 2011.

	Percentage Interest
Name of Entity	June 30, 2012	December 31, 2011
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang” [4]	-%	51.00%
Universal Sensor Application Inc., “USAI” [5]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [6]	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu” [7]	77.33%	77.33%
Jingzhou Hengsheng Automotive System Co., Ltd, “Hengsheng” [8]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [9]	80.00%	80.00%
Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong” [10]	50.00%	50.00%
Chongqing Henglong Hongyan Automotive System Co.,Ltd, “Chongqing Henglong” [11]	70.00%	-%

1.	Jiulong was established in 1993 and mainly engaged in the production of integral power steering gear for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gear for cars and light-duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	Zhejiang was established in 2002 and mainly engages in the production and sales of power steering pumps. The Company sold its 51% equity interest in Zhejiang on May 21, 2012. Please see Note 25.

5.	USAI was established in 2005 and mainly engages in production and sales of sensor modules.

6.	Jielong was established in 2006 and mainly engages in production and sales of electric power steering, “EPS.”

7.	Wuhu was established in 2006 and mainly engages in production and sales of automobile steering systems.

8.	On March 7, 2007, Genesis established Hengsheng, its wholly owned subsidiary, to engage in the production and sales of automotive steering systems. The registered capital of Hengsheng at the time of establishment was $10 million. On February 10, 2010, the registered capital of Hengsheng was increased to $16,000. On October 12, 2011, the board of directors of the Company approved a reorganization of the Company’s subsidiaries operating in China. As a result of the reorganization, all of Genesis’s equity interests of its subsidiaries operating in China, except for Shenyang and Zhejiang, were transferred to Hengsheng, the Company’s new China-based holding company. The reorganization was completed on January 19, 2012, and after that, the registered capital of Hengsheng increased to $39,000.

9.	Testing Center was established in 2009 and mainly engages in the research and development of new products.

10.	Beijing Henglong was established in 2010 and mainly engages in the design, development and manufacture of both hydraulic and electric power steering systems and parts. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for by the equity accounting method.

11.	On February 21, 2012, Hengsheng and SAIC-IVECO Hongyan Company (“SAIC-IVECO”) established a Sino-foreign joint venture company, Chongqing Henglong to design, develop and manufacture both hydraulic and electric power steering systems and parts. The new joint venture is located in Chongqing City and has a registered capital of RMB60 million (of which RMB 42 million, or 70%, is held by Hengsheng). As of June 30, 2012, the registered capital of Chongqing Henglong was fully contributed by Hengsheng in cash of $6,700 (equivalent to RMB42 million) in January and February 2012 and SAIC-IVECO in property, plant and equipment with fair value of $2,800 (equivalent to RMB18 million) in April 2012.

On January 19, 2012, the Company completed the reorganization of certain subsidiaries operating in China. This reorganization was intended to improve the Company’s marketing of its products in China by presenting a more unified structure under one PRC-based holding company and to improve the administration and control of the various China-based subsidiaries. As a result of the reorganization, all of Genesis’s equity interests in its subsidiaries operating in China, except for Shengyang and Zhejiang, were transferred to Hengsheng (the Company’s new China-based holding company). As the reorganized entities were under common control of the Company, the reorganization did not have any impact on the Company’s consolidated financial position or results of operations and should not impact the tax treatment of the Company or its subsidiaries in any material respect. On May 21, 2012, the Company sold its 51% equity interest in Zhejiang (Note 25).

2.	Basis of Presentation and Significant Accounting Policies

(a)	Basis of Presentation

Basis of Presentation – For the three months and six months ended June 30, 2012 and 2011, the accompanying condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The details of subsidiaries are disclosed in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2012, the results of operations and cash flows for the three months and six months ended June 30, 2012 and 2011, respectively.

The condensed consolidated balance sheet as of December 31, 2011 is derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2012.

Estimation -The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Foreign Currencies –China Automotive, the parent company and HLUSA maintain their books and records in United States Dollars, “USD”, their functional currency. The Company’s subsidiaries based in the PRC and Genesis maintain their books and records in Renminbi, their functional currency. In accordance with FASB Accounting Standards Codification (“ASC”) Topic 830, foreign currency transactions denominated in currencies other than the functional currency are remeasured into the functional currency at the rate of exchange prevailing at the balance sheet date for monetary items. Nonmonetary items are remeasured at historical rates. Income and expenses are remeasured at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period.

In translating the financial statements of the Company’s China subsidiaries and Genesis from their functional currency into the reporting currency in USD, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity.

Stock-Based Compensation – The Company may issue shares of common stock for services rendered or for financing costs. Such shares will be valued based on the market price on the transaction date. The Company may issue stock options to employees in non-capital raising transactions for services.

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 478,850 stock options, and 1,721,150 stock options remain issuable in the future. As of June 30, 2012, the Company had 67,500 stock options outstanding.

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

Comprehensive Income – The Company has adopted ASC Topic 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. ASC Topic 220 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

Financial Instruments – The Company adopted the provisions of ASC Topic 815, “Derivatives and Hedging Activities,” that address the determination of whether an instrument meets the definition of a derivative being indexed to a company’s own stock for purposes of applying the scope exception as provided for in accordance with ASC 815-15. Upon adoption of the standard on the effective date, the Company bifurcated the conversion feature embedded in the convertible notes (see Note 13), classifying it in liabilities and measuring it at fair value at each reporting period, with changes reflected in earnings, until the convertible notes are settled.

Fair Value Measurements – For purposes of fair value measurements, the Company applies the applicable provisions of ASC Topic 820, “Fair Value Measurements”. Accordingly, fair value for the Company’s financial accounting and reporting purposes represents the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the designated measurement date. With an objective to increase consistency and comparability in fair value measurements and related disclosures, the Financial Accounting Standard Board established the fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.

●	Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As at June 30, 2012 and December 31, 2011, the Company did not have any fair value assets and liabilities classified as Level 1.

●	Level 2 Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As at June 30, 2012 and December 31, 2011, the Company does not have any fair value assets and liabilities classified as Level 2.

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

For a summary of changes in Level 3 derivative liabilities for the year ended December 31, 2011 and for the six months ended June 30, 2012, please see Note 14.

3.	Pledged cash deposits

Pledged cash deposits act as guarantee for the Company’s notes payable as it regularly pays some of its suppliers by bank notes. The Company has to deposit a cash deposit, equivalent to 30%- 40% of the face value of the relevant bank note, at a bank in order to obtain the bank note.

4.	Accounts and notes receivable, net

The Company’s accounts and notes receivable at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
Accounts receivable	$117,191	$120,845
Notes receivable (1) (2)	84,529	92,805
	201,720	213,650
Less: allowance for doubtful accounts	(1,247)	(1,191)
	$200,473	$212,459

(1)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

(2)	Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”, a subsidiary of the Company, collateralized its notes receivable of RMB 225.0 million (equivalent to approximately $35,600) in favour of Industrial and Commercial Bank of China, Jingzhou Branch (“ICBC Jingzhou”) to obtain the Henglong Standby Letter of Credit (as defined in Note 11 below) as security for the non-revolving credit facility in the amount of $30,000 provided by ICBC Macau (as defined in Note 11 below) to the Company in May 2012.

5.	Inventories

The Company’s inventories at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Raw materials	$13,943	$15,604
Work in process	6,148	7,344
Finished goods	26,798	28,659
	$46,889	$51,607

6.	Other receivables, net

The Company’s other receivables at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
Other receivables (1)	$3,906	$3,074
Less: allowance for doubtful accounts	(695)	(697)
	$3,211	$2,377

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.

7.	Long term Investments

On June 30, 2012 and December 31, 2011, the Company’s balance of long-term investment was $3,584 and $3,485, respectively. For the long-term investments in which the Company has no voting control, such investments were accounted for using the equity method or cost method.

On January 24, 2010, the Company invested $3,095 to establish a fifty-fifty joint venture company, Beijing Henglong, with an unrelated party. The Company accounts for its operating results with the equity method of accounting. On June 30, 2012 and 2011, the Company had $3,498 and $3,240 of net equity in Beijing Henglong, respectively.

The Company’s share of net assets and net income is reported as “long-term investment” on the condensed unaudited consolidated balance sheets and “equity in earnings of affiliated companies” on the condensed unaudited consolidated statements of operations and comprehensive income. The Company’s condensed unaudited consolidated financial statements reflect the equity earnings of non-consolidated affiliates of $32 and $48 in the three months ended June 30, 2012 and 2011, respectively. The Company’s condensed unaudited consolidated financial statements reflect the equity earnings of non-consolidated affiliates of $112 and $87 for the six months ended June 30, 2012 and 2011, respectively.

8.	Property, plant and equipment, net

The Company’s property, plant and equipment at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011

Land use rights and buildings	$37,389	$39,528
Machinery and equipment	92,899	100,327
Electronic equipment	6,001	6,354
Motor vehicles	2,746	2,956
Construction in progress	6,752	6,547
	145,787	155,712
Less: Accumulated depreciation	(68,457)	(70,869)
	$77,330	$84,843

Depreciation charges for the three months ended June 30, 2012 and 2011, were $3,747 and $2,898 respectively; for the six months ended June 30, 2012 and 2011, they were $7,198 and $5,726, respectively.

9.	Intangible assets

The Company’s intangible assets at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
Costs:
Patent technology	$1,889	$1,896
Management software license	547	579
	2,436	2,475
Less: Amortization	(1,723)	(1,638)
	$713	$837

For the three months ended June 30, 2012 and 2011, amortization expenses were $56 and $28, respectively. For the six months ended June 30, 2012 and 2011, amortization expenses were $112 and $81, respectively.

10.	Deferred Income Tax Assets and liabilities

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

The components of estimated deferred income tax assets at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011

Losses carry forward (U.S.) (1)	$7,572	$4,012
Losses carry forward (PRC)	1,725	1,351
Product warranties and other reserves	3,000	3,513
Property, plant and equipment	3,658	4,095
Accrued make-whole interest expense for convertible notes	-	2,665
Share-based compensation	213	213
Bonus accrual	217	206
Other accruals	491	791
Others	378	137
Total deferred tax assets	17,254	16,983
Less: taxable temporary difference related to revenue recognition	(626)	(817)
Total deferred tax assets, net	16,628	16,166
Less: Valuation allowance	(9,285)	(8,138)
Total deferred tax assets, net of valuation allowance (2)	$7,343	$8,028

(1)

The net operating losses carry forward for the U.S. entity for income tax purposes are available to reduce future years' taxable income. These losses will expire, if not utilized, in 20 years. Net operating losses carry forward for non-U.S. entities can be carried forward for 5 years to offset taxable income. However, as of June 30, 2012, valuation allowance was $9,285, including $7,894 allowance for the Company’s deferred tax assets in the United States and $1,391 allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

(2)	Approximately $3,992 and $4,341 of deferred income tax asset as of June 30, 2012 and December 31, 2011, respectively, are included in non-current deferred tax assets in the accompanying condensed unaudited consolidated balance sheets. The remaining $3,351 and $3,350 of deferred income tax assets as of June 30, 2012 and December 31, 2011, respectively, are included in current deferred tax assets.

As of June 30, 2012 and December 31, 2011, the Company had deferred tax liabilities of $19 and $311, respectively, related to other tax jurisdictions.

11.	Bank and government loans- net

Loans consist of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Short-term bank loan (RMB) (1)	$10,277	$10,316
Short-term bank loan (USD) (2)	30,000	-
Short-term government loan (3)	1,581	-
Subtotal	41,858	10,316
Debt issue cost	(230)	-
Amortization	27	-
	$41,655	$10,316

(1)	These loans are secured by certain property, plant and equipment of the Company and are repayable within one year. At June 30, 2012 and December 31, 2011, the weighted average interest rate was 6.79 % and 6.72% per annum, respectively. Interest is to be paid on the twentieth day of each month and the principal repayment is at maturity.

(2)	On May 18, 2012, the Company entered into a credit facility agreement (the “Credit Agreement”) with Industrial and Commercial Bank of China (Macau) Limited (“ICBC Macau”) to obtain a non-revolving credit facility in the amount of $30,000 (the “Credit Facility”). The Credit Facility will expire on November 3, 2012 and the maturity date for loan drawdowns is the earlier of (i) 18 months from the loan drawdown or (ii) 1 month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility (the “Henglong Standby Letter of Credit”). The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 2.25% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. The interest is calculated daily based on a 360-day year and it is to be fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As of June 30, 2012, the interest rate was 2.71%. As further security for the Credit Facility, the Company is required to provide ICBC Macau standby letters of credit for a total amount not less than $31,600 if the Credit Facility is fully drawn. On May 22, 2012, the Company withdrew $30,000 under the Credit Facility and provided a standby letter of credit for an amount of $31,600 in favour of ICBC Macau. The loan drawdown will expire on May 15, 2013. The Henglong Standby Letter of Credit issued by ICBC Jingzhou with the collateralization of Henglong’s notes receivable of RMB 225.0 million (equivalent to approximately $35,600) will expire on June 15, 2012. The Company also paid an arrangement fee of $150 to ICBC Macau and $80 to ICBC Jingzhou. The arrangement fees are amortized over the period of loan drawdown, and $27 was amortized for the three months and six months ended June 30, 2012.

(3)	On March 1, 2012, the Company received an interest-free Chinese government loan of RMB 10 million (equivalent to approximately $1,581), which will mature in a year.

12.	Accounts and notes payable

The Company’s accounts and notes payable at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
Accounts payable	$101,986	$114,202
Notes payable (1)	55,631	57,307
	$157,617	$171,509

(1)	Notes payable represent accounts payable in the form of bills of exchange whose acceptances are guaranteed and settlements are handled by banks. The Company has pledged cash deposits, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

13.	Convertible notes payable

In February 2008, the Company sold to two accredited institutional investors $35,000 of convertible notes, the “convertible notes”, with a scheduled maturity date of February 15, 2013.

The convertible notes bore annual interest rates of 3%, 3.5%, 4%, 4.5%, 5% and 5% for each year of 2008, 2009, 2010, 2011, 2012 and 2013, respectively. The interest on the convertible notes was to be computed commencing from the issuance date and will be payable in cash in arrears semi-annually on January 15, and July 15 of each year with the first interest payable date on July 15, 2008.

Upon the occurrence of an event of default with respect to the convertible notes, the convertible note holders could have required the Company to redeem all or any portion of the convertible notes. Each portion of the convertible notes could be redeemed by the Company at a price equal to the sum of (i) the conversion amount to be redeemed and (ii) the Other Make Whole Amount. The “Other Make Whole Amount” meant a premium to the conversion amount such that the total amount received by the convertible notes holder upon redemption represented a gross yield to the convertible notes holders on the original principal amount as of the redemption date equal to thirteen percent (13%), with interest computed on the basis of actual number of days elapsed over a 360-day year. The events of default included the Company’s failure to cure a conversion failure by delivery of the required number of shares of common stock, the Company’s failure to pay to the convertible notes holder any amount of principal, interest, late charges or other amounts when and as due under the convertible notes and other events as defined in the convertible notes agreements. Any amount of principal, interest or other amount due under the convertible notes which was not paid when due would result in a late charge of 18% being incurred and payable by the Company until such amount was paid.

On each of February 15, 2010 and February 15, 2011, the convertible notes holders had the right, in their sole discretion, to require that the Company redeem the convertible notes in whole but not in part, by delivering written notice thereof to the Company. The portion of the convertible notes subject to redemption pursuant to that annual redemption right would be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Annual Redemption Make Whole Amount. The “Annual Redemption Make Whole Amount” meant a premium to the conversion amount such that the total amount received by the convertible notes holder upon any annual redemption would represent a gross yield on the original principal amount of eleven percent (11%), with interest computed on the basis of the actual number of days elapsed over a 360-day year. The convertible notes holders had not exercised their right on either of those dates.

At any time following February 15, 2009, if the Weighted Average Price (WAP) for twenty (20) consecutive trading days was less than 45% of the Conversion Price in effect on the Issuance Date, as adjusted, being $3.187, the convertible notes holder would have the right, in its sole discretion, to require the Company to redeem all or any portion of the convertible notes. The portion of the convertible notes subject to redemption in connection with the share price change of the underlying common stock would be redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Other Make Whole Amount as mentioned above.

The holders of the convertible notes were entitled to convert any portion of the convertible notes into shares of common stock at the conversion price at any time or times on or after the thirtieth (30th) day after the issuance date and prior to the thirtieth (30th) business day prior to the expiry date of the convertible notes.

The Company and YA Global Investments L.P. (“YA Global”) reached a settlement agreement on April 8, 2009. Under the terms of the settlement agreement, the Company paid on April 15, 2009 a redemption amount of $5,042 to YA Global and YA Global waived its entitlement to the Other Make Whole Amount. The amount waived was accounted for as a gain on redemption of the convertible notes.

On March 1, 2011, the provisional liquidator acting on behalf of Lehman Brothers Commercial Corporation Asia Limited (“LBCCA Liquidator”) converted $6,429 principal amount of the convertible notes at a conversion price of $7.0822 per share, and in turn the Company issued 907,708 shares of its common stock to LBCCA Liquidator. On the said conversion date, the market price of the common shares issued was $10,112 ($11.14 per share) and the value of the conversion consideration was $11,676, including $6,429 of principal, $1,506 of coupon interest and make-whole amount payable and $3,741 of derivative liabilities under such principal. The amount of coupon interest, make-whole and derivative liabilities included in the value of the conversion consideration were determined by pro-rating the accrued coupon interest, accrued make-whole amount and the fair value of the derivative liabilities based on the principal amount of the convertible notes converted as a percentage of the outstanding balance prior to their conversion. The Company recorded a gain on the convertible notes conversion of $1,564, which is the difference between the market price of the common stock and the conversion consideration.

On May 24, 2012, the Company and LBCCA Liquidator reached a settlement agreement. Under the terms of the settlement agreement, the Company redeemed all the convertible notes and paid a redemption amount of $32,416 to LBCCA Liquidator on May 25, 2012 (the “Redemption Date”), including $23,571 of principal and $8,845 of interest. On the redemption date, the carrying value of the convertible notes was $33,837, including $23,571 of principal, $569 of coupon interests, $8,689 of make-whole amount payable and $1,008 of derivative liabilities related to the convertible notes. The Company recorded a gain on redemption of convertible notes of $1,421, which is the difference between the redemption amount and the carrying value of the convertible notes.

14.	Compound derivative liabilities

The Company’s derivative financial instruments (liabilities) consisted of a compound embedded derivative that originated in connection with the Company’s Convertible Note Payable and Warrant Financing Arrangement. Derivative liabilities are carried at fair value. As discussed in Note 13 above, the Company redeemed the convertible notes on the Redemption Date. Therefore, the fair value of the derivative liabilities related to all the convertible notes as of the Redemption Date was included in the carrying value of the convertible notes for the calculation of gain on redemption in May 2012. The following table summarizes the compound derivative liabilities as of June 30, 2012 and December 31, 2011:

Financial Instrument	June 30, 2012	December 31, 2011
Compound derivative liability	$-	$559
Common shares to which the derivative liability is linked	-	3,328

Changes in the fair value of compound derivative liabilities are recorded in loss (gain) on change in fair value of derivative in the income statement. The following table summarizes the components of loss (gain) on change in fair value of derivative arising from fair value adjustments and other changes to compound derivative liabilities during the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Balances at January 1	$559	$25,272
Decrease due to convertible notes conversion on March 1, 2011	-	(3,742)
Decrease due to convertible notes conversion on May 25, 2012	(1,008)	-

Loss (gain) in fair value adjustments (1)	449	(11,585)
Balances at June 30	$-	$9,945

(1).	Recorded in the loss (gain) on change in fair value of derivative line in the condensed unaudited consolidated statements of operations and comprehensive income.

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

The Company’s embedded conversion option derivative represents the conversion option, term-extending option, certain redemption and put features in the Company’s convertible notes payable. See Note 13 for additional information about the Company’s convertible notes payable. The features embedded in the convertible notes were combined into one compound embedded derivative that the Company measured at fair value using the Monte Carlo valuation technique. Monte Carlo was believed by the Company’s management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, Monte Carlo also embodies assumptions that provide for credit risk, interest risk and redemption behaviors ( i.e., assumptions market participants exchanging debt-type instruments would also consider). Monte Carlo simulates multiple outcomes over the period to maturity using multiple assumption inputs also over the period to maturity. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of May 25, 2012, June 30, 2011 and December 31, 2011

	Range
	Low	High	Equivalent
May 25, 2012 Assumptions:
Volatility	65.33%	102.57%	79.02%
Market adjusted interest rates	5.89%	17.95%	11.97%
Credit risk adjusted rates	16.87%	16.87%	16.87%
Implied expected life (years)	-	-	0.73

	Range
	Low	High	Equivalent
December 31, 2011 Assumptions:
Volatility	51.63%	69.66%	60.40%
Market adjusted interest rates	15.38%	21.87%	18.52%
Credit risk adjusted rates	17.17%	17.17%	17.17%
Implied expected life (years)	-	-	1.13

	Range
	Low	High	Equivalent
June 30, 2011 Assumptions:
Volatility	64.98%	88.55%	72.32%
Market adjusted interest rates	8.55%	11.38%	10.1%
Credit risk adjusted rates	12.82%	12.83%	12.82%
Implied expected life (years)	—	—	1.52

The Monte Carlo technique requires the use of inputs that range across all levels in the fair value hierarchy. As a result, the technique is a Level 3 valuation technique in its entirety. The calculations of fair value of the derivative liabilities utilized the trading market prices of the Company’s common stock on the calculation dates. The contractual conversion prices were adjusted to give effect to the value associated with the down-round, anti-dilution protection. Expected volatility for each interval in the Monte Carlo process was established based upon the Company’s historical volatility for historical periods consistent with the term of each interval in the calculation. Market adjusted interest rates give effect to expected trends or changes in market interest rates by reference to historical trends in LIBOR. Credit risk adjusted rates, or yields were developed using bond curves, risk free rates, market and industry adjustment factors for companies with similar credit standings as the Company’s.

15.	Accrued expenses and other payables

The Company’s accrued expenses and other payables at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
Accrued expenses	$2,326	$2,802
Accrued interest (1)	86	626
Other payables	2,612	1,573
Warranty reserves (2)	16,470	16,809
Dividends payable to noncontrolling interests	707	808
	$22,201	$22,618

(1)	The accrued interest of $86 as of June 30, 2012 represented interest on the Credit Facility calculated as the date of drawdown. Please refer to Note 11 for details on the calculation of interest on the Credit Facility. The accrued interest of $626 as of December 31, 2011 represented coupon interest on convertible notes to be paid every six months (Note 13).

(2)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For six months ended June 30, 2012 and 2011, and for the year ended December 31, 2011, the warranties activities were as follows:

	Six Months Ended June 30,		Year Ended December 31,
	2012	2011	2011
Balance at the beginning of period	$16,809	$13,944	$13,944
Additions during the period	4,786	5,508	11,485
Settlement within period, by cash or actual material	(4,628)	(3,876)	(9,332)
Foreign currency translation gain (loss)	(64)	326	712
Decrease for warranty related to the subsidiary sold	(433)	-	-
Balance at end of period	$16,470	$15,902	$16,809

16.	Accrued make-whole redemption interest expense of convertible notes

In February 2008, the Company sold to two accredited institutional investors the convertible notes, with a scheduled maturity date of February 15, 2013. Pursuant to the terms of the convertible notes, on each of February 15, 2010 and February 15, 2011, the convertible note holders had the right, in their sole discretion, to require that the Company redeem the convertible notes in whole but not in part, by delivering written notice thereof to the Company. The portion of the convertible note subject to redemption pursuant to this annual redemption right would have been redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Annual Redemption Make Whole Amount. The “Annual Redemption Make Whole Amount” means a premium to the conversion amount such that the total amount received by the convertible notes holder upon any annual redemption represents a gross yield on the original principal amount of eleven percent (11%), with interest computed on the basis of the actual number of days elapsed over a 360-day year. On February 15, 2011, the remaining convertible notes holder did not exercise its annual redemption right. Therefore, the next scheduled redemption date is the maturity date of February 15, 2013 and the make-whole provision accrued after February 15, 2011 was based on the “Maturity Make Whole Amount.” “Maturity Make Whole Amount” means a premium to the Conversion Amount such that the total amount received by the Holder at Maturity represents a gross yield to the Holder on the Original Principal Amount as of the Maturity Date equal to thirteen percent (13%), with interest computed on the basis of the actual number of days elapsed over a 360-day year.

For the six months ended June 30, 2012 and 2011, and for the year ended December 31, 2011, the activities of accrued provision on make-whole redemption interest pursuant to the terms of convertible notes were as follows:

	Six Months Ended June 30,		Year Ended December 31,
	2012	2011	2011
Balance at beginning of the period	$7,616	$6,631	$6,631
Amounts provided for during the period	1,073	1,204	2,487
Decrease due to redemption of convertible notes (Note 13)	(8,689)	-	-
Decrease due to conversion of convertible notes (Note 13)	-	(1,502)	(1,502)
Balance at end of period	$-	$6,333	$7,616

The amounts provided for during the periods are included in financial expenses, net (Note 20).

17.	Taxes payable

The Company’s taxes payable at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
Value-added tax payable	$3,081	$1,514
Income tax payable	268	424
Other tax payable	132	91
	$3,481	$2,029

18.	Advances payable

On June 30, 2012 and December 31, 2011, advances payable by the Company were $1,611 and $984, respectively.

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

Pursuant to the relevant PRC laws and regulations, the profits distribution of the Company’s PRC subsidiaries, which are based on their PRC statutory financial statements, other than the financial statement that was prepared in accordance with US GAAP, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10%.

When the statutory surplus reserve reaches 50% of the registered capital of a company, additional reserve is no longer required. However, the reserve cannot be distributed to joint venture partners. Based on the business licenses of the PRC subsidiaries, the registered capital of Henglong, Jiulong, Shenyang, Zhejiang, USAI, Jielong, Wuhu, Hengsheng and Chongqing are $10,000, $4,283 (RMB35 million), $8,133 (RMB67.5 million), $7,000, $2,600, $6,000, $3,750 (RMB30 million), $39,000 and $9,532 (RMB60 million), respectively.

During the six months ended June 30, 2012 and 2011, the parent company did not declare any dividend or appropriate any statutory reserves, and the subsidiaries appropriated statutory reserves of $927 and $259, respectively, in respect of the dividends declared.

20.	Financial expenses, net

During the three months and six months ended June 30, 2012 and 2011, the Company recorded financial expenses, net which are summarized as follows:

	Three Months Ended June 30,
	2012	2011
Coupon interest and make-whole redemption interest	$591	$888
Interest expense	200	106
Interest income	(239)	(362)
Foreign exchange gain, net	(109)	(141)
(Gain) loss of note discount, net	(28)	31
Handling charge	85	38
Total	$500	$560

	Six Months Ended June 30,
	2012	2011
Coupon interest and make-whole redemption interest	$1,551	$1,786
Interest expense	454	235
Interest income	(572)	(498)
Foreign exchange gain, net	(94)	(57)
(Gain) loss of note discount, net	(26)	50
Handling charge	99	91
Total	$1,412	$1,607

21.	Gain (loss) on change in fair value of derivative

During the three months and six months ended June 30, 2012 and 2011, the Company recorded gain (loss) on change in fair value of derivative is summarized as follows:

	Three Months Ended June 30,
	2012	2011
Gain (loss) from change of fair value of compound derivative liabilities	$3,411	$(147)

	Six Months Ended June 30,
	2012	2011
Gain (loss) from change of fair value of compound derivative liabilities	$(449)	$11,585

During the three months ended June 30, 2012, the Company’s common stock market price dropped to $3.82 on the Redemption Date, as compared to $6.84 at the end of the prior quarter. Thus, the intrinsic value of the embedded conversion feature in financial instruments decreased and the fair value of compound derivative liabilities decreased, resulting in an increase in gain on change in fair value of derivatives.

During the six months ended June 30, 2012, the Company’s common stock market price rose to $3.82 on from the Redemption Date, as compared to $3.30 at the beginning of the year. Thus, the intrinsic value of the embedded conversion feature in financial instruments increased and the fair value of compound derivative liabilities increased, resulting in an increase in loss on change in fair value of derivatives.

During the three months ended June 30, 2011, the Company’s common stock market price dropped to $8.63 from $8.90 at the end of the prior quarter. Thus, the intrinsic value of the embedded conversion feature in financial instruments decreased. However, with the increase of the volatility of the Company’s common stock, the time value of the embedded conversion feature in the convertible notes increased more than the decrease of the intrinsic value. As a result, the fair value of compound derivative liabilities increased, and the loss on change in fair value of derivatives increased.

During the six months ended June 30, 2011, the Company’s common stock market price dropped to $8.63 from $13.62 at the beginning of the year. Thus, the intrinsic value of the embedded conversion feature in financial instruments decreased, the fair value of compound derivative liabilities decreased, and the gain on change in fair value of derivatives increased. Please also see Note 14.

22.	Gain on convertible notes conversion

During the three months ended March 31, 2011 and the six months ended June 30, 2011, the Company recognized a gain of $1,564 for convertible notes conversion in March 2011. There was no convertible note converted in the same period of 2012. The gain on convertible notes conversion represent the difference between the market price of the common stock and the conversion consideration (Note 13).

23.	Gain on redemption of convertible notes

During the three months and six months ended June 30, 2012, the Company recognized a gain of $1,421 for redemption of convertible notes in May 2012. There were no convertible notes redeemed in the same period of 2011. The gain on redemption of convertible notes represents the difference between the redemption amount and the carrying value of the convertible notes (Note 13).

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

The Company provides for deferred income taxes on the unremitted earnings of foreign subsidiaries unless such earnings are deemed to be permanently reinvested outside the United States. During the six months ended June 30, 2012 and 2011, the Company had a gross U.S. deferred income taxes of $14 and $89, respectively, on foreign earnings of $280 and $1,771, respectively, that it considered not permanently reinvested outside the United States.

As of June 30, 2012, the Company still has undistributed earnings of approximately $111,000 from investment in the PRC subsidiaries that are considered permanently reinvested. Had the undistributed earnings been considered not permanently reinvested, the tax provision of approximately $5,550 would have been provided for.

During 2008, Jiulong was awarded the title of “Advanced Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2008, 2009 and 2010. In 2011, the Company passed re-assessment by the government, based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2011, 2012 and 2013.

During 2008, Henglong was awarded the title of “Advanced Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2008, 2009 and 2010. In 2011, the Company passed the re-assessment by the government, based on PRC income tax laws. Accordingly, it will continue to be taxed at the 15% tax rate in 2011, 2012 and 2013.

During 2009, Shenyang was awarded the title of “Advanced Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2009, 2010 and 2011. The government needs to re-assess whether Shenyang is entitled to “Advanced Technology Enterprise” status in 2012 and, if approved, the term of the said tax rate will be extended for another three years. If Shenyang fails to pass the re-assessment by the government, it would be subject to a tax rate of 25%. As of June 30, 2012, the re-assessment was still in progress.

During 2009, Zhejiang was awarded the title of “Advanced Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2009, 2010 and 2011. The government needs to re-assess whether Zhejiang is entitled to “Advanced Technology Enterprise” status in 2012 and, if approved, the term of the said tax rate will be extended for another three years. For the purpose of preparing these condensed unaudited consolidated financial statements, 25% tax rate was applied.

Each of Wuhu, Jielong and Hengsheng had an enterprise income tax exemption in 2008 and 2009, and Wuhu has been subject to income tax at a rate of 11%, 12%, and 12.5%, respectively, for 2010, 2011 and 2012; Jielong has been subject to tax at a rate of 12.5% in 2010 and 2011, and 25% in 2012. Hengsheng has been subject to tax at a rate of 12.5% from 2010 to 2012.

Based on PRC income tax laws, USAI and Testing Center were exempted from income tax in 2009, and have each been subject to income tax at a rate of 12.5% in 2010 and 2011, and 25% in 2012.

No provision for Hong Kong tax is made as Genesis is an investment holding company, and has no assessable income in Hong Kong for the six months ended June 30, 2012 and 2011, and the year ended December 31, 2011.

The profits tax rate of Hong Kong is 16.5%.

No provision for U.S. tax is made as the Company has no assessable income in the United States for the six months ended June 30, 2012 and 2011, and for the year ended December 31, 2011. The enterprise income tax rate in the United States is 35%.

25.	Discontinued operations - Zhejiang

Zhejiang mainly engaged in the production and sales of power steering pumps. Given the power steering pump business has slowly lost its market share in the recent years due to market competition, lower market demand and replacement of hydraulic pressure steering by electric power steering, the Company sold its 51% equity interest in Zhejiang to Vie Group, the non-controlling shareholder of Zhejiang, on May 21, 2012 (the “Zhejiang Sale”). Pursuant to ASC Topic 205-20, Presentation of Financial Statements—Discontinued Operations, the business of Zhejiang (the “Zhejiang business”) is considered as a discontinued operation because: (a) the operations and cash flows of Zhejiang will be eliminated from the Company’s operations as the Company will not continue to purchase power steering pumps from Zhejiang starting from August 2012; and (b) the Company would not have ability to influence the operation or financial policies of Zhejiang subsequent to the sale. Before the sale, Zhejiang was identified a product sector for the sales of power steering pumps of the Company (please see Note 31 for the details of segment reporting). For the three months ended June 30, 2012 and 2011, the purchases from Zhejiang by the Company amounted to $320 and $nil, respectively; and for the six months ended June 30, 2012 and 2011, the purchases from Zhejiang by the Company amounted to $460 and $368, respectively, which were eliminated for the preparation of the consolidated financial statements before the disposition of Zhejiang.

The unaudited consolidated statements of operations of the Company have been adjusted to reflect the discontinued Zhejiang business for the periods presented.

	Three Months Ended June 30, 2011
	Prior reported amount a	Adjusted as discontinued operations b	Adjusted amount c=a-b

Net product sales
Unrelated parties	$69,385	$3,994	$65,391
Related parties	13,121	355	12,766
	82,506	4,349	78,157
Cost of product sold
Unrelated parties	62,995	3,283	59,712
Related parties	4,710	102	4,608
	67,705	3,385	64,320
Gross profit	14,801	964	13,837
Net gain on other sales	481	(17)	498
Operating expenses:
Selling expenses	2,537	110	2,427
General and administrative expenses	3,514	145	3,369
R&D expenses	1,590	230	1,360
Total operating expenses	7,641	485	7,156
Operating income	7,641	462	7,179
Other income, net	73	-	73
Financial expenses, net	(561)	(1)	(560)
Loss on change in fair value of derivative	(147)	-	(147)
Income (loss) before income tax expenses and equity in earnings of affiliated companies	7,006	461	6,545
Less: Income taxes	1,290	130	1,160
Income from continuing operations	-	(5,433)	5,433
Discontinued operations - net of income tax	-	(331)	331
Net income (loss) attributable to parent company’s common shareholders per share –
Basic
Income from continuing operations attributable to shareholders	-	(0.13)	0.13
Income per share from discontinued operations	-	(0.01)	0.01
Diluted
Income from continuing operations attributable to shareholders	-	(0.13)	0.13
Income per share from discontinued operations	-	(0.01)	0.01

	Six Months Ended June 30, 2011
	Prior reported amount a	Adjusted as discontinued operations b	Adjusted amount c=a-b

Net product sales
Unrelated parties	$150,863	$8,581	$142,282
Related parties	22,657	355	22,302
	173,520	8,936	164,584
Cost of product sold
Unrelated parties	128,604	6,527	122,077
Related parties	10,130	102	10,028
	138,734	6,629	132,107
Gross profit	34,786	2,307	32,479
Net gain on other sales	894	(15)	909
Operating expenses:
Selling expenses	4,952	309	4,643
General and administrative expenses	7,455	292	7,163
R&D expenses	3,900	380	35,20
Total operating expenses	16,307	981	15,326
Operating income	19,372	1,310	18,062
Other income, net	106	-	106
Financial expenses, net	(1,623)	(16)	(1,607)
Gain on change in fair value of derivative	11,585	-	11,585
Gain on convertible notes conversion	1,564	-	1,564
Income (loss) before income tax expenses and equity in earnings of affiliated companies	31,004	1,294	29,710

Less: Income taxes	3,246	194	3,053
Income from continuing operations	-	(26,744)	26,744
Discontinued operations - net of income tax	-	(1,100)	1,100
Net income (loss) attributable to parent company’s common shareholders per share –
Basic
Income from continuing operations attributable to shareholders	-	(0.75)	0.75
Income per share from discontinued operations	-	(0.01)	0.01
Diluted
Income from continuing operations attributable to shareholders	-	(0.38)	0.38
Income per share from discontinued operations	-	(0.02)	0.02

The following table summarizes the results of the Zhejiang business included in the unaudited consolidated statements of operations as discontinued operations.

	Three Months Ended June 30,
	2012	2011
Operational profit from component of discontinued operations, net of tax	126	331
Income from disposing component of discontinued operations, net of tax	2,494	—
Income from discontinued operations, net of tax	$2,620	$331

	Six Months Ended June 30,
	2012	2011
Operational profit from component of discontinued operations, net of tax	157	1,100
Income from disposing component of discontinued operations, net of tax	2,494	-
Income from discontinued operations, net of tax	$2,651	$1,100

The following table summarizes the revenue and pretax profit of the Zhejiang business reported as discontinued operations.

	Three Months Ended June 30,
	2012	2011
Revenue from component of discontinued operations	3,710	4,349
Pretax profit from component of discontinued operations	73	461

	Six Months Ended June 30,
	2012	2011
Revenue from component of discontinued operations	7,423	9,305
Pretax profit from component of discontinued operations	165	1,294

Summarized assets and liabilities from the discontinued operations as of the disposal date were as follows:

May 21, 2012
Assets of discontinued operations
Current assets	20,735
Non-current assets	6,623
Total assets of discontinued operations	$27,358
Liabilities of discontinued operations
Current liabilities	16,823
Non-current liabilities	-
Total liabilities of discontinued operations	$16,823

For the three months and six months ended June 30, 2012 and 2011, the Company recognized income of $2,848 (before tax) on the Zhejiang Sale, which represents the difference between the total proceeds of $8,221 and the Company’s share of Zhejiang’s net assets of $5,373, which approximates the fair value at the date of disposal.

The Company did not make separate disclosure of the cash flows of Zhejiang in its condensed consolidated statements of cash flows in this report, as they are considered to be immaterial in the periods presented.

26.	Income per share

In periods when the Company generates income, the Company calculates basic earnings per share (“EPS”) using the two-class method, pursuant to ASC Topic 260, “Earnings Per Share”.  The two-class method is required as the Company’s convertible notes qualify as participating securities, having the right to receive dividends should dividends be declared on common stock. Under this method, earnings for the period are allocated on a pro-rata basis to the common stockholders and to the holders of convertible notes based on the weighted average number of common shares outstanding and the number of shares that could be converted. The Company does not use the two-class method in periods when it generates a loss as the holders of the convertible notes do not participate in losses.

For diluted earnings per share, the Company uses the more dilutive of the if-converted method or the two-class method for convertible notes and the treasury stock method for options, assuming the issuance of common shares, if dilutive, resulting from the exercise of options and warrants.

The calculations of diluted income per share attributable to the parent company were:

	Three Months Ended June 30,
	2012	2011
Numerator:
Net income attributable to the parent company	$13,022	$4,344
Allocation to convertible notes holders	(859)	(460)
Net income attributable to the parent company’s common shareholders – Basic	12,163	3,884
Dilutive effect of:
Add: Allocation to convertible notes holders	859	-
Add: Interest expenses of convertible notes payable	591	-
Less: Gain on change in fair value of derivative	(3,411)	-
Less: Gain on convertible notes redemption	(1,421)	-
Net income attributable to the parent company’s common shareholders – Diluted	$8,781	$3,884

Denominator:
Weighted average shares outstanding	28,260,302	28,083,534
Dilutive effects of stock options	87	119,455
Dilutive effect of convertible notes	1,996,958	-
Denominator for dilutive income per share – Diluted	30,257,347	28,202,989

Net income per common share attributable to parent company – Basic	$0.43	$0.14
Net income per common share attributable to parent company – Diluted	$0.29	$0.14

The calculations of diluted income from continuing operations per share attributable to the parent company were:

	Three Months Ended June 30,
	2012	2011
Numerator:
Net income from continuing operations	$11,631	$5,433
Net income from continuing operations attributable to noncontrolling interest	1,168	1,258
Net income from continuing operations attributable to shareholders	10,463	4,175
Allocation to convertible notes holders	(691)	(442)
Net income from continuing operations attributable to the parent company’s common shareholders – Basic	9,772	3,733
Dilutive effect of:
Add: Allocation to convertible notes holders	691	-
Add: Interest expenses of convertible notes payable	591	-
Less: Gain on change in fair value of derivative	(3,411)	-
Less: Gain on redemption of convertible notes	(1,421)	-
Net income from continuing operations attributable to the parent company’s common shareholders – Diluted	$6,222	$3,733

Denominator:
Weighted average shares outstanding	28,260,302	28,083,534
Dilutive effects of stock options	87	119,455
Dilutive effect of convertible notes	1,996,958	-
Denominator for dilutive income per share – Diluted	30,257,347	28,202,989

Net income from continuing operations per common share attributable to parent company – Basic	$0.35	$0.13
Net income from continuing operations per common share attributable to parent company – Diluted	$0.21	$0.13

The following table summarizes potential common shares outstanding excluded from the calculation of diluted income per share for the three months ended June 30, 2012 and 2011, because such an inclusion would have an anti-dilutive effect.

	Three Months Ended June 30,
	2012	2011

Shares issuable under stock options	45,000	22,500
Shares issuable pursuant to convertible notes	-	3,328,264
Total	45,000	3,350,764

The calculations of diluted income per share attributable to the parent company were:

	Six Months Ended June 30,
	2012	2011
Numerator:
Net income attributable to the parent company	$12,253	$23,986
Allocation to convertible notes holders	(1,055)	(2,772)
Net income attributable to the parent company’s common shareholders – Basic	11,198	21,214
Dilutive effect of:
Add: Allocation to convertible notes holders	-	2,772
Add: Interest expenses of convertible notes payable	-	1,786
Less: Gain on change in fair value of derivative	-	(11,585)
Less: Gain on convertible notes conversion	-	(1,564)
Net income attributable to the parent company’s common shareholders – Diluted	$11,198	$12,622

Denominator:
Weighted average shares outstanding	28,260,302	27,780,965
Dilutive effects of stock options	1,552	133,010
Dilutive effect of convertible notes	-	3,630,833
Denominator for dilutive income per share – Diluted	28,261,854	31,544,808

Net income per common share attributable to parent company – Basic	$0.40	$0.76
Net income per common share attributable to parent company – Diluted	$0.40	$0.40

The calculations of diluted income from continuing operations per share attributable to the parent company were:

	Six Months Ended June 30,
	2012	2011
Numerator:
Net income from continuing operations	$11,885	$26,744
Net income from continuing operations attributable to noncontrolling interest	2,207	3,319
Net income from continuing operations attributable to shareholders	9,678	23,425
Allocation to convertible notes holders	(833)	(2,707)
Net income from continuing operations attributable to the parent company’s common shareholders – Basic	8,845	20,718
Dilutive effect of:
Add: Allocation to convertible notes holders	-	2,707
Add: Interest expenses of convertible notes payable	-	1,786
Less: Gain on change in fair value of derivative	-	(11,585)
Less: Gain on convertible notes conversion	-	(1,564)
Net income from continuing operations attributable to the parent company’s common shareholders – Diluted	$8,845	$12,062

Denominator:
Weighted average shares outstanding	28,260,302	27,780,965
Dilutive effects of stock options	1,552	133,010
Dilutive effect of convertible notes	-	3,630,833
Denominator for dilutive income per share – Diluted	28,261,854	31,544,808

Net income from continuing operations per common share attributable to parent company – Basic	$0.31	$0.75
Net income from continuing operations per common share attributable to parent company – Diluted	$0.31	$0.38

The following table summarizes potential common shares outstanding excluded from the calculation of diluted income per share for six months ended June 30, 2012 and 2011, because such an inclusion would have an anti-dilutive effect.

	Six Months Ended June 30,
	2012	2011

Shares issuable under stock options	45,000	22,500
Shares issuable pursuant to convertible notes	2,662,611	-
Total	2,718,861	22,500

27.	Significant concentrations

A significant portion of the Company’s business is conducted in China where the currency is the RMB. Regulations in China permit foreign owned entities to freely convert the RMB into foreign currency for transactions that fall under the "current account," which includes trade related receipts and payments, interest and dividends. Accordingly, the Company’s Chinese subsidiaries may use RMB to purchase foreign exchange for settlement of such "current account" transactions without pre-approval. However, pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with the PRC law. In calculating accumulated profits, foreign investment enterprises in China are required to allocate at least 10% of their annual net income each year, if any, to fund certain reserve funds, including mandated employee benefits funds, unless these reserves have reached 50% of the registered capital of the enterprises.

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

Transactions other than those that fall under the "current account" and that involve conversion of RMB into foreign currency are classified as "capital account" transactions; examples of "capital account" transactions include repatriations of investment by or loans to foreign owners, or direct equity investments in a foreign entity by a China domiciled entity. "Capital account" transactions require prior approval from China's State Administration of Foreign Exchange, or SAFE, or its provincial branch to convert a remittance into a foreign currency, such as USD, and transmit the foreign currency outside of China.

This system could be changed at any time and any such change may affect the ability of the Company or its subsidiaries in China to repatriate capital or profits, if any, outside China. Furthermore, SAFE has a significant degree of administrative discretion in implementing the laws and has used this discretion to limit convertibility of current account payments out of China. Whether as a result of a deterioration in the Chinese balance of payments, a shift in the Chinese macroeconomic prospects or any number of other reasons, China could impose additional restrictions on capital remittances abroad. As a result of these and other restrictions under the laws and regulations of the PRC, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent. The Company has no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of the Company’s PRC subsidiaries to purchase foreign currencies and transfer such funds to the Company to meet its liquidity or other business needs. Any inability to access funds in China, if and when needed for use by the Company outside of China, could have a material and adverse effect on the Company’s liquidity and its business.

The Company grants credit to its customers including to Xiamen Joylon, Shanghai Fenglong and Jiangling Yude, that are related parties of the Company. The Company’s customers are mostly located in the PRC.

During the six months ended June 30, 2012, the Company’s ten largest customers accounted for 73.6% of its consolidated net sales, with each of two customers individually accounted for more than 10% of consolidated net sales, i.e., 11.7% and 10.9% individually, or an aggregate of 22.6%. At June 30, 2012, approximately 14.6% of accounts receivable were from trade transactions with the aforementioned two customers, one of them with a receivables balance of more than 10% of total accounts receivable, i.e.,10.5%.

During the six months ended June 30, 2011, the Company’s ten largest customers accounted for 75.3% of its consolidated net sales, with one of them individually accounted for more than 10% of consolidated net sales, i.e., 10.9%. At June 30, 2011, approximately 7.6% of accounts receivable were from trade transactions with such customer.

28.	Related party transactions and balances

Related party transactions are as follows:

Related sales

	Three Months Ended June 30,
	2012	2011
Merchandise sold to Related Parties	$8,493	$12,766

	Six Months Ended June 30,
	2012	2011
Merchandise sold to Related Parties	$16,386	$22,302

Related purchases

	Three Months Ended June 30,
	2012	2011
Materials purchased from related parties	$3,506	$4,608
Technology purchased from Related Parties	-	62
Equipment purchased from related parties	1,019	2,019
Total	$4,525	$6,689

	Six Months Ended June 30,
	2012	2011
Materials purchased from related parties	$9,685	$10,028
Technology purchased from Related Parties	-	62
Equipment purchased from related parties	1,767	2,272
Total	$11,452	$12,362

Related receivables

	June 30, 2012	December 31, 2011
Accounts receivable	$10,811	$11,519
Other receivables	1,042	500
Total	$11,853	$12,019

Related advances

	June 30, 2012	December 31, 2011
Advanced equipment payment to Related Parties	$3,694	$3,712
Advanced payments and others to Related Parties	636	630
Total	$4,330	$4,342

Related payables

	June 30, 2012	December 31, 2011
Accounts payable	$3,682	$2,053

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

Related parties pledged certain land use rights and buildings as security for the Company’s credit facilities provided by banks.

As of August 9, 2012, Hanlin Chen, Chairman, owns 63.2% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

29.	Commitments and contingencies

Legal proceedings

On October 25, 2011, a purported securities class action was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period from May 12, 2009 through March 17, 2011. The amended complaint alleges that the Company, certain of its present officers and directors and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated there under, and seeks unspecified damages. The Company has filed a motion to dismiss the amended complaint, which was fully briefed on April 18, 2012. On August 8, 2012, the court denied the Company’s motion to dismiss the amended complaint.  The Company has not yet responded to plaintiffs’ amended complaint, and continues to believe that the allegations in the complaint are without merit and intends to defend itself vigorously against the claims.

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

The complaints do not specify an amount of damages that the plaintiffs seek. Moreover, because these matters are in very early stages, the Company cannot determine whether an adverse outcome is probable, nor can it provide a reasonable estimate of potential losses related to these matters. While the Company believes that it has meritorious defenses to each of these actions and intends to defend them vigorously, an adverse outcome in one or more of these matters could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

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

Other commitments and contingencies

In addition to the convertible notes, bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of June 30, 2012:

	Payment obligations by period
	2012(1)	2013	2014	2015	Thereafter	Total
Obligations for service agreements	$206	$-	$-	$-	$-	$206
Interest on short-term bank loan	704	410	-	-	-	1,114
Obligations for purchasing agreements	12,514	1,848	-	-	-	14,362
Total	$13,424	$2,258	$-	$-	$-	$15,682

(1)	Remaining 6 months in 2012.

30.	Off-balance sheet arrangements

At June 30, 2012 and 2011, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of June 30, 2012 and 2011, the Company had ten product sectors, five of them were principal profit makers, which were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hengsheng). The other five sectors were engaged in the production and sale of sensor modular (USAI), EPS (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong, established in 2012), and the holding company (Genesis). Since the revenues, net income and net assets of these five sectors are less than 10% of its segment in the condensed unaudited consolidated financial statements, the Company incorporated these five sectors into “Other Sectors.”

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

As discussed in Discontinued Operation - Zhejiang (Note 25) above. Zhejiang was identified as a product sector for the sales of power steering pumps of the Group prior to disposal on May 21, 2012. After the Company sold its 51% equity interest in Zhejiang on May 21, 2012 and presented it as a discontinued operation, the Company has adjusted the information for Zhejiang’s business in segment reporting for the same period in 2011.

The Company’s product sector information is as follows:

	Net Sales		Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012		2011

Henglong	$43,233	$47,606	$5,678		$5,912
Jiulong	17,429	17,068	(147)		835
Shenyang	6,993	5,888	(29)		(173)
Wuhu	9,109	7,735	288		(119)
Hengsheng	9,928	4,347	4,526	(1)	276
Other Sectors	11,827	9,310	1,756		(465)
Total Segments	98,519	91,954	12,072		6,266
Corporate	-	-	9,501		(864)
Eliminations	(18,140)	(13,797)	(9,942	)(1)	31
Total consolidated	$80,379	$78,157	$11,631		$5,433
(1)	$3,795 included in the balance was income from investment of Henglong, which has been eliminated at the consolidation level.

	Net Sales		Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012		2011

Henglong	$84,650	$101,710	$10,131		$14,169
Jiulong	39,195	37,046	992		1,680
Shenyang	13,776	14,717	226		523
Wuhu	16,794	17,133	(149)		(121)
Hengsheng	19,671	9,575	8,334	(1)	583
Other Sectors	21,526	21,049	1,495		(1,274)
Total Segments	195,612	201,230	21,029		15,560
Corporate	-	-	4,112		10,624
Eliminations	(34,314)	(36,646)	(13,256	)(1)	560
Total consolidated	$161,298	$164,584	$11,885		$26,744

(1)	$6,972 included in the balance was income from investment of Henglong, which has been eliminated at the consolidation level.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General Overview

China Automotive Systems, Inc. is a leading power steering systems supplier for the China automobile industry. The Company has business relations with more than sixty vehicle manufacturers, including FAW Group, Dongfeng Auto Group and Changan Automobile Group, three of the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd., the largest light vehicle manufacturer in China; Chery Automobile Co., Ltd, the largest state owned car manufacturer in China; BYD Auto Co., Ltd and Zhejiang Geely Automobile Co., Ltd., the largest privately owned car manufacturers in China. The PRC-based joint ventures of General Motors (GM), Volkswagen, Citroen and Chrysler North America are all key customers. Starting in 2008, the Company has supplied power steering pumps and power steering gear to the Sino-Foreign joint ventures established by GM, Citroen and Volkswagen in China. The Company has supplied power steering gear to Chrysler North America since 2009.

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

Corporate Structure

The Company owns interests in two Sino-foreign joint ventures, a wholly-owned subsidiary and eight joint ventures organized in the PRC as of June 30, 2012 and 2011. The Company, through its Sino-foreign joint ventures, engages in the manufacture and sales of automotive systems and components in the People’s Republic of China, the “PRC” or “China.” Great Genesis Holdings Limited, a company incorporated on January 3, 2003 under The Companies Ordinance in Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company. Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly.

For more information on the Company’s corporate structure, including the recently completed reorganization of certain PRC-based subsidiaries and the Zhejiang sale, please see Note 1, “Organization and Business,” under Item 1 – “Financial Statements” in this Report.

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

Recent Accounting Pronouncements

Please see Note 2 to the Condensed Unaudited Consolidated Financial Statements under Item 1 of this report.

Results of Operations

Executive Summary

Financial results for the three months and six months ended June 30, 2012 are summarized as follows.

•	Sales of $80.4 million and $161.3 million for the three months and six months ended June 30, 2012, respectively, compared to $78.2 million and $164.6 million, respectively, for the same periods of 2011, respectively.

•	Gross profit rose to $15.6 million, or 19.4% of sales, and declined to $31.0 million, or 19.2% of sales, for the three months and six months ended June 30, 2012, from $13.8 million, or 17.7% of sales, and $32.5 million, or 19.7% of sales, for the same periods of 2011.

•	Selling expenses of $2.1 million and $4.3 million for the three months and six months ended June 30, 2012, respectively, which were $0.3 million and $0.4 million lower, respectively, than the same periods of 2011.

•	General and administrative expenses of $3.1 million and $6.5 million for the three months and six months ended June 30, 2012, respectively, which were $0.2 million and $0.7 million lower, respectively, than the same periods in 2011.

•	Net income attributable to parent company of $13.0 million and $12.3 million for the three months and six months ended June 30, 2012, respectively, which were increased by $8.7 million and decreased by $11.7 million, respectively, compared to the same periods in 2011.

•	Earnings per share to common shareholders from continuing operations of $0.35 and $0.21 on a basic and diluted basis for the three months ended June 30, 2012, respectively, compared to earnings of $0.13 per share on a basic and diluted basis for the same period in 2011; for the six months ended June 30, 2012, earnings per share to common shareholders from continuing operations of $0.31 on a basic and diluted basis, respectively, compared to earnings of $0.75 and $0.38 per share on a basic and diluted basis, respectively, for the same period in 2011;

•	Cash of $77.7 million as of June 30, 2012, which was $4.7 million more than as of December 31, 2011; and

•	Cash provided by operating activities of $6.9 million for the six months ended June 30, 2012, compared to cash provided by operating activities of $16.5 million for the same periods in 2011.

Results of Operations—Three Months Ended June 30, 2012 and 2011

	Net Sales				Cost of sales
	(in thousands, except percentages)				(in thousands, except percentages)
	2012	2011	Change		2012	2011	Change
Henglong	$43,233	$47,606	$(4,373)	(9.2)%	$34,066	$38,469	$(4,403)	(11.4)%
Jiulong	17,429	17,068	361	2.1	15,056	14,580	476	3.3
Shenyang	6,993	5,888	1,105	18.8	6,298	5,449	849	15.6
Wuhu	9,109	7,735	1,374	17.8	8,517	7,417	1,100	14.8
Hengsheng (1)	9,928	4,347	5,581	128.4	8,527	3,713	4,814	129.7
Other Sectors	11,827	9,310	2,517	27.0	10,414	8,654	1,760	20.3
Elimination	(18,140)	(13,797)	(4,343)	31.5	(18,131)	(13,962)	(4,169)	29.9
Total	$80,379	$78,157	$2,222	2.8%	$64,747	$64,320	$427	0.7%

(1)	Hengsheng was previously included in “Other Sectors.” The Company is now reporting Hengsheng as a separate sector, as it has recently become a principal profit center. As such, a reclassification has been made to all periods presented to conform to the current period presentation. Such reclassifications have no effect on previously reported results of operations.

Net Sales

Net sales were $80.4 million for the three months ended June 30, 2012, compared with $78.2 million for the same period in 2011, representing an increase of $2.2 million, or 2.8%. The increase was mainly due to the increased sales of newly developed products to North America and growth of automotive market demand in China. The Chinese government reduced gasoline prices and started to grant subsidies for customers who purchase low-emission cars and fuel-efficient cars since in May 2012, which led to a gradual improvement in China’s automotive market. Historically, more than 90% of the Company’s business is derived from the PRC and denominated in RMB. The increase in sales volume led to a sales increase of $3.9 million, a decrease in the average selling price led to a sales decrease of $4.5 million and the appreciation of the RMB against the U.S. dollar led to a sales increase of $2.8 million compared with the same period of 2011. Further analysis is as follows:

─	Net sales for Henglong were $43.2 million for the three months ended June 30, 2012, compared with $47.6 million for the same period in 2011, representing a decrease of $4.4 million, or 9.2%, which was mainly due to the decrease in selling prices as a result of fierce competition among certain customers. The net sales decrease during the three months ended June 30, 2012 was mainly due to a decrease in sale volumes with a sales decrease of $1.5 million, a decrease in selling price with a sales decrease of $4.6 million and the effect of foreign currency translation of the RMB against the U.S. dollar with a sales increase of $1.7 million.

─	Net sales for Jiulong were $17.4 million for the three months ended June 30, 2012, compared with $17.1 million for the same period in 2011, representing an increase of $0.3 million, or 2.1%. The net sales increase was mainly due to downward adjustment of oil prices, which led to an increase in the demand for commercial vehicles in the Chinese market. Net sales increase resulted from an increase in sales volume with a sales increase of $0.5 million, a decrease in selling price with a sale decrease of $0.5 million and the effect of foreign currency translation of the RMB against the U.S. dollar with a sales increase of $0.3 million.

─

Net sales for Shenyang were $7.0 million for the three months ended June 30, 2012, compared with $5.9 million for the same period in 2011, representing an increase of $1.1 million, or 18.8%. The net sales increase was mainly due to an increase in sales volumes with a sales increase of $1.1 million, a decrease in selling price with a sale decrease of $0.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar with a sales increase of $0.2 million.

─	Net sales for Wuhu were $9.1 million for the three months ended June 30, 2012, compared with $7.7 million for the same period in 2011, representing an increase of $1.4 million, or 17.8%. The net sales increase was mainly due to an increase in sales volumes with a sales increase of $1.5 million, a decrease in selling price with a sale decrease of $0.4 million and the effect of foreign currency translation of the RMB against the U.S. dollar with a sales increase of $0.3 million.

─	Net sales for Hengsheng were $9.9 million for the three months ended June 30, 2012, compared with $4.3 million for the same period in 2011, representing an increase of $5.6 million, or 128.4%. The net sales increase was mainly due to sales of the newly developed products to a United States customer (Hengsheng’s products were all sold to the United States). An increase in sales volumes led to a sales increase of $5.8 million, a decrease in selling price led to a sales decrease of $0.3 million and the appreciation of the RMB against the U.S. dollar led to a sales increase of $0.1 million.

─	Net sales for Other Sectors were $11.8 million for the three months ended June 30, 2012, compared with $9.3 million for the same period in 2011, representing an increase of $2.5 million or 27.0%. The net sales increase was mainly due to an increase in sales volumes of newly developed products. The net increase in sales was mainly due to an increase in sales volumes with a sales increase of $0.8 million, an increase in selling prices resulting from the sale of newly developed steering gear models that have a higher selling price than those of older models, which led to a sales increase of $1.5 million, and the appreciation of the RMB against the U.S. dollar with a sales increase of $0.2 million.

Cost of Sales

For the three months ended June 30, 2012, the cost of sales was $64.7 million, compared with $64.3 million for the same period of 2011, an increase of $0.4 million, or 0.7%. The increase in cost of sales was mainly due to the net effect of a net increase in sales volumes with a cost of sales increase of $1.4 million, a decrease in unit cost with a cost of sales decrease of $3.3 million and the appreciation of the RMB against the U.S. dollar with a cost of sales increase of $2.3 million. The decrease in the unit cost of sales was primarily due to a decrease in the cost of raw materials, such as steel. Further analysis is as follows:

─	Cost of sales for Henglong was $34.1 million for the three months ended June 30, 2012, compared with $38.5 million for the same period of 2011, representing a decrease of $4.4 million, or 11.4%. The decrease in cost of sales was mainly due to a decrease in sales volumes with a cost of sales decrease of $2.6 million, the adoption of technical innovations in production processes in 2012 and decrease in unit material costs led to a cost of sales decrease of $3.1 million, which was offset by the effect of foreign currency translation of the RMB against the U.S. dollar with a cost of sales increase of $1.3 million.

─	Cost of sales for Jiulong was $15.1 million for the three months ended June 30, 2012, compared with $14.6 million for the same period of 2011, representing an increase of $0.5 million, or 3.3%. The increase in cost of sales was mainly due to an increase in sales volumes with a cost of sales increase of $0.4 million, a decrease in unit cost with a cost of sales decrease of $0.3 million and the effect of foreign currency translation of the RMB against the U.S. dollar with a cost of sales increase of $0.4 million.

─	Cost of sales for Shenyang was $6.3 million for the three months ended June 30, 2012, compared with $5.5 million for the same period of 2011, representing an increase of $0.8 million, or 15.6%. The increase in cost of sales was mainly due to an increase in sales volumes with a cost of sales increase of $0.9 million, a decrease in unit cost with a cost of sales decrease of $0.3 million and the effect of foreign currency translation of the RMB against the U.S. dollar with a cost of sales increase of $0.2 million.

─	Cost of sales for Wuhu was $8.5 million for the three months ended June 30, 2012, compared with $7.4 million for the same period of 2011, representing an increase of $1.1 million, or 14.8%. The increase in cost of sales was mainly due to an increase in sales volumes with a cost of sales increase of $1.4 million, a decrease in unit cost with a cost of sales decrease of $0.5 million and the effect of foreign currency translation of the RMB against the U.S. dollar with a cost of sales increase of $0.2 million.

─	Cost of sales for Hengsheng was $8.5 million for the three months ended June 30, 2012, compared with $3.7 million for the same period of 2011, representing an increase of $4.8 million, or 129.7%. The increase in cost of sales was mainly due to an increase in sales volumes with a cost of sales increase of $5.0 million, a decrease in unit cost with a cost of sales decrease of $0.3 million and the appreciation of the RMB against U.S. dollar with a cost of sales increase of $0.1 million.

─	Cost of sales for Other Sectors was $10.4 million for the three months ended June 30, 2012, compared with $8.6 million for the same period of 2011, representing an increase of $1.8 million, or 20.3%. The increase in cost of sales was mainly due to an increase in costs of sales of $1.2 million resulting from the increase in cost of supplies for production and the appreciation of the RMB against the U.S. dollar with a cost of sales increase of $0.2 million, and an increase in sales volumes with a cost of sales increase of $0.4 million. Other Sectors are mainly engaged in the production of electrical power steering, “EPS”, and, given that the Company’s market share of EPS sales in the China market is relatively low and yet to reach a production level with economies of scale, the Company could not purchase relevant materials from suppliers for a lower price. In addition, certain suppliers of materials for other products also increased their selling prices as a result of inflation.

Gross margin was 19.4% for the three months ended June 30, 2012, representing a 1.7 percentage point increase from 17.7% for the same period of 2011, which was primarily due to a decrease in the price of steel.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials and scraps. For the three months ended June 30, 2012, gain on other sales amounted to $1.8 million, while it amounted to $0.5 million for the same period of 2011, representing an increase of $1.3 million, or 263.5%, mainly due to an increase in materials and scraps sales.

Selling Expenses

Selling expenses were $2.1 million for the three months ended June 30, 2012, compared with $2.4 million for the same period of 2011, representing a decrease of $0.3 million, or 14.0%, mainly due to the tightened cost controls imposed in 2012.

General and Administrative Expenses

General and administrative expenses were $3.1 million for the three months ended June 30, 2012, compared with $3.4 million for the same period of 2011, representing a decrease of $0.3 million, or 7.1%, mainly due to decreases in salaries and wages expenses.

During the three months ended June 30, 2012, the Company paid lower performance bonuses to management as the Company did not achieve the performance targets pre-determined by the board of directors.

Research and Development Expenses

Research and development expenses were $3.7 million for the three months ended June 30, 2012, compared with $1.4 million for the three months ended June 30, 2011, representing an increase of $2.3 million, or 168.4%, which was mainly due to development and trial production of EPS. In summary, expenses for mold improvement increased by $1.3 million, external technical support fees increased by $0.3 million, the salaries and wages expenses of research and development related staff increased by $0.9 million and other research and development expense decreased by $0.2 million.

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

Income from Operations

Income from operations was $8.6 million for the three months ended June 30, 2012, compared with $7.2 million for the three months ended June 30, 2011, an increase of $1.4 million, or 19.4%, including an increase of $1.8 million, or 13.0%, in gross profit, an increase of $1.3 million, or 263.5%, in gain on other sales, and an increase of $1.7 million, or 23.9%, in operating expenses.

Financial Expenses, net

Financial expenses were $0.5 million for the three months ended June 30, 2012, compared to financial expenses of $0.6 million for the same period of 2011, representing a decrease of $0.1 million, or 10.7%, which is mainly due to decrease in interest expenses of convertible notes as a result of early redemption in May 2012.

Gain (Loss) on Change in Fair Value of Derivative

Gain on change in fair value of derivative was $3.4 million for the three months ended June 30, 2012, compared with a loss of $0.1 million for the same period of 2011, representing a change of $3.5 million.

During the three months ended June 30, 2012, the Company’s common stock market price dropped to $3.82 on the Redemption Date, from $6.84 at the closing of prior quarter. Thus, the intrinsic value of the embedded conversion feature in financial instruments decreased which led to a decrease in the fair value of compound derivative liabilities. This resulted in a gain on change in fair value of derivatives (Note 14).

Gain on Redemption of Convertible Notes

On the Redemption Date, the Company redeemed convertible notes issued to LBCCA Liquidator. The Company recorded a gain of $1.4 million for redemption of all the convertible notes, whereas there was no convertible note redeemed in the same period of 2011 (Note 13).

 Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $12.9 million for the three months ended June 30, 2012, compared with $6.5 million for the three months ended June 30, 2011, an increase of $6.4 million, or 97.3%, which was mainly due to an increase in income from operations of $1.4 million, an increase in gain on change in fair value of derivative of $3.6 million, and an increase in gain on redemption of the convertible notes of $1.4 million.

Income Taxes

Income tax expense was $1.3 million for the three months ended June 30, 2012, compared with $1.2 million of income tax expense for the three months ended June 30, 2011, an increase of $0.1 million, or 13.3%, which was mainly due to the increase of income before income tax. The effective tax rate decreased to 10.2% for the three months ended June 30, 2012 from 17.7% for the same period in 2011, which was primarily due to utilization of the tax losses carried forward against the gain on change in the fair value of derivative and the gain on the redemption of convertible notes.

Income From Continuing Operations

Net income from continuing operations was $11.6 million for the three months ended June 30, 2012, compared with $5.4 million for the three months ended June 30, 2011, an increase of $6.2 million, or 114.1%, mainly due to an increase in income before income tax expenses and equity in earnings of affiliated companies of $6.3 million and a increase in income taxes expenses of $0.1 million.

Discontinued Operations

The Company sold its 51% equity interest in Zhejiang in May 2012 (Note 25). The net income from the discontinued operations was $2.6 million for the three months ended June 30, 2012, which included a gain on such sale of $2.5 million (after tax), and a net operating income of $0.1 million.

Net Income

Net income was $14.2 million for the three months ended June 30, 2012, compared with net income of $5.7 million for the three months ended June 30, 2011, representing an increase of $8.5 million, or 147.2%, mainly due to an increase in income from continuing operations of $6.2 million and an increase in income from discontinued operations of $2.3 million.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests amounted to $1.2 million for the three months ended June 30, 2012, compared with $1.4 million for the three months ended June 30, 2011, a decrease of $0.2 million, or 13.5%, which is primarily due to the decrease in non-wholly owned subsidiaries’ net income.

Taking into account the Zhejiang Sale, the Company owns different equity interests in eight non-wholly owned subsidiaries established in the PRC, through which it conducts its operations. All the operating results of these non-wholly owned subsidiaries established in the PRC were consolidated in the Company’s financial statements as of June 30, 2012 and 2011. The Company records the noncontrolling interests’ share in the earnings of the respective non-wholly owned subsidiaries for each period.

Net Income Attributable to Parent Company

Net income attributable to parent company was $13.0 million for the three months ended June 30, 2012, compared with net income of $4.3 million for the three months ended June 30, 2011, an increase of $8.7 million, reflecting an increase of $8.5 million in net income and a decrease of $0.2 million in net income attributable to noncontrolling interests.

Results of Operations—Six Months Ended June 30, 2012 and 2011

	Net Sales				Cost of sales
	(in thousands, except percentages)				(in thousands, except percentages)
	2012	2011	Change		2012	2011	Change
Henglong	$84,650	$101,710	$(17,060)	(16.8)%	$66,207	$80,095	$(13,888)	(17.3)%
Jiulong	39,195	37,046	2,149	5.8	33,681	31,979	1,702	5.3
Shenyang	13,776	14,717	(941)	(6.4)	12,202	12,930	(728)	(5.6)
Wuhu	16,794	17,133	(339)	(2.0)	15,824	16,429	(605)	(3.7)
Hengsheng (1)	19,671	9,574	10,097	105.5	17,329	8,031	9,298	115.8
Other Sectors	21,526	21,049	477	2.3	19,214	19,978	(764)	(3.8)
Elimination	(34,314)	(36,645)	2,331	(6.4)	(34,169)	(37,337)	3,168	(8.5)
Total	$161,298	$164,584	$(3,286)	(2.0)%	$130,288	$132,105	$(1,817)	(1.4)%

(1)	Hengsheng was previously included in “Other Sectors.” The Company is now reporting Hengsheng as a separate sector, as it has recently become a principal profit center. As such, a reclassification has been made to all periods presented to conform to the current period presentation. Such reclassifications have no effect on previously reported results of operations.

Net Sales

Net sales were $161.3 million for the six months ended June 30, 2012, compared with $164.6 million for the same period in 2011, a decrease of $3.3 million, or 2.0%. The decrease was mainly due to higher oil prices in the China market in January to April 2012, which significantly increased the car usage costs in China, and shrinkage of automotive market demand resulting from tightened automotive industry financing. In May 2012, the Chinese government reduced gasoline prices and started to grant subsidies for customers who purchase low-emission cars and fuel-efficient cars, which led to a gradual improvement of the Chinese automotive market and an increase in the Company’s sale volumes. Historically, more than 90% of the Company’s business is derived from the PRC and denominated in RMB. The overall decrease in sales volume led to a sales decrease of $4.0 million, a decrease in the average selling price led to a sales decrease of $5.9 million and the appreciation of the RMB against the U.S. dollar to a sales increase of $6.6 million compared with the same period of 2011. Further analysis is as follows:

─	Net sales for Henglong were $84.7 million for the six months ended June 30, 2012, compared with $101.7 million for the same period in 2011, representing a decrease of $17.0 million, or 16.8%. Henglong is mainly engaged in the production of rack and pinion power steering gear for small cars and light duty vehicles. Higher gasoline prices in China market from January to April 2012 and fierce competition in respect of certain customers led to decrease in the demand of small cars and light duty vehicles. The net sales decrease was mainly due to a decrease in sale volumes with a sales decrease of $12.3 million, a decrease in selling price with a sales decrease of $8.1 million and the appreciation of the RMB against the U.S. dollar with a sales increase of $3.4 million.

─	Net sales for Jiulong were $39.2 million for the six months ended June 30, 2012, compared with $37.0 million for the same period in 2011, representing an increase of $2.2 million, or 5.8%. The net sales increase was mainly due to the sales of newly developed steering gear models, which led to increase in the Company’s market share of relevant market segments. Net sales increase was mainly due to increase in sales volume with a sales increase of $1.0 million, a decrease in selling price with a sales decrease of $0.1 million and the appreciation of the RMB against the U.S. dollar with a sales increase of $1.1 million.

─	Net sales for Shenyang were $13.8 million for the six months ended June 30, 2012, compared with $14.7 million for the same period in 2011, representing a decrease of $0.9 million, or 6.4%. The net sales decrease was mainly due to a decrease in sales volumes with a sales decrease of $1.3 million, a decrease in selling price with a sales decrease of $0.1 million, and the appreciation of the RMB against the U.S. dollar with a sales increase of $0.5 million.

─	Net sales for Wuhu were $16.8 million for the six months ended June 30, 2012, compared with $17.1 million for the same period in 2011, representing a decrease of $0.3 million, or 2.0%. The net sales decrease was mainly due to a decrease in sales volumes with a sales decrease of $1.5 million, an increase in selling prices resulting from the sale of newly developed steering gear models that have a higher selling price than those of older models, which resulted in a sales increase of $0.6 million, and the appreciation of the RMB against the U.S. dollar with a sales increase of $0.6 million.

─	Net sales for Hengsheng were $19.7 million for the six months ended June 30, 2012, compared with $9.6 million for the same period in 2011, representing an increase of $10.1 million, or 105.5%. The net sales increase was mainly due to sales of the newly developed products to a United States customer (Hengsheng’s products were all sold to the United States). The net increase in sales was mainly due to an increase in sales volumes with a sales increase of $10.6 million, a decrease in selling price with a sales decrease of $0.9 million and the appreciation of the RMB against the U.S. dollar with a sales increase of $0.4 million.

─	Net sales for Other Sectors were $21.5 million for the three months ended June 30, 2012, compared with $21.0 million for the same period in 2011, representing an increase of $0.5 million, or 2.3%. The net increase in sales was mainly due to a decrease in sales volumes, which led to a sales decrease of $2.9 million, an increase in selling prices resulting from the sale of newly developed steering gear models that have a higher selling price than those of older models, which led to a sales increase of $2.7 million, and the appreciation of the RMB against the U.S. dollar with a sales increase of $0.7 million.

Cost of Sales

For the six months ended June 30, 2012, the cost of sales was $130.3 million, compared with $132.1 million for the same period of 2011, a decrease of $1.8 million, or 1.4%. The decrease in cost of sales was mainly due to the net effect of the net decrease in sales volumes with a cost of sales decrease of $4.3 million, a decrease in unit cost with a cost of sales decrease of $3.1 million and the appreciation of the RMB against the U.S. dollar with a cost of sales increase of $5.6 million. The decrease in the unit cost of sales was primarily due to a decrease in the material costs, such as steel. Further analysis is as follows:

─	Cost of sales for Henglong was $66.2 million for the six months ended June 30, 2012, compared with $80.1 million for the same period of 2011, representing a decrease of $13.9 million, or 17.3%. The decrease in cost of sales was mainly due to a decrease in sales volumes with a cost of sales decrease of $11.0 million, the adoption of technical innovations in production processes in 2012 and decrease in unit material costs led to a cost of sales decrease of $5.5 million, which was offset by the effect of foreign currency translation of the RMB against the U.S. dollar with a cost of sales increase of $2.6 million.

─	Cost of sales for Jiulong was $33.7 million for the six months ended June 30, 2012, compared with $32.0 million for the same period of 2011, representing an increase of $1.7 million, or 5.3%. The increase in cost of sales was mainly due to an increase in sales volumes with a cost of sales increase of $0.6 million, an increase in unit cost with a cost of sales increase of $0.1 million and the effect of foreign currency translation of the RMB against the U.S. dollar with a cost of sales increase of $1.0 million.

─	Cost of sales for Shenyang was $12.2 million for the six months ended June 30, 2012, compared with $12.9 million for the same period of 2011, representing a decrease of $0.7 million, or 5.6%. The decrease in cost of sales was mainly due to a decrease in sales volumes with a cost of sales decrease of $1.0 million, a decrease in unit cost with a cost of sales decrease of $0.1 million and the effect of foreign currency translation of the RMB against the U.S. dollar with a cost of sales increase of $0.5 million.

─	Cost of sales for Wuhu was $15.8 million for the six months ended June 30, 2012, compared with $16.4 million for the same period of 2011, representing a decrease of $0.6 million, or 3.7%. The decrease in cost of sales was mainly due to a decrease in sales volumes with a cost of sales decrease of $1.4 million, which was offset by an increase in unit cost with a cost of sales increase of $0.2 million and the effect of foreign currency translation of the RMB against the U.S. dollar with a cost of sales increase of $0.6 million.

─	Cost of sales for Hengsheng was $17.3 million for the six months ended June 30, 2012, compared with $8.0 million for the same period of 2011, representing an increase of $9.3 million, or 115.8%. The net increase in cost of sales was mainly due to an increase in sales volumes with a cost of sales increase of $9.0 million, an increase in unit cost with a cost of sales increase of $0.1 million and the appreciation of the RMB against U.S. dollar with a cost of sales increase of $0.2 million.

─	Cost of sales for Other Sectors was $19.2 million for the six months ended June 30, 2012, compared with $20.0 million for the same period of 2011, representing a decrease of $0.8 million, or 3.8%. The decrease in cost of sales was mainly due to a decrease in sales volumes with a cost of sales decrease of $3.7 million, which was offset by an increase in cost of sales of $2.3 million resulting from the increase in cost of supplies for production and the appreciation of the RMB against the U.S. dollar with a cost of sales increase of $0.6 million. Other Sectors are mainly engaged in the production of electrical power steering, “EPS”, and, given that the Company’s market share of EPS sales in the China market is relatively low and the Company has not yet reached a production level which meets the economies of scale, the Company could not purchase relevant materials from suppliers with a lower price. In addition, certain suppliers of materials for other products also increased their selling prices as a result of inflation.

Gross margin was 19.2% for the six months ended June 30, 2012, representing a 0.5% decrease from 19.7% for the same period of 2011, which was primarily due to a decrease in selling price.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials and scraps. For the six months ended June 30, 2012, gain on other sales amounted to $1.9 million, while it amounted to $0.9 million for the same period of 2011. The increase of $1.0 million, or 111.4%, was mainly due to an increase in materials and scraps sales.

Selling Expenses

Selling expenses were $4.3 million for the six months ended June 30, 2012, compared with $4.6 million for the same period of 2011, representing a decrease of $0.3 million, or 8.1%, mainly due to the tightened cost controls in 2012.

General and Administrative Expenses

General and administrative expenses were $6.5 million for the six months ended June 30, 2012, compared with $7.2 million for the same period of 2011, representing a decrease of $0.7 million, or 9.1%, mainly due to decreases in salaries and wages expenses.

During the six months ended June 30, 2012, the Company paid lower performance bonuses to management as the Company did not achieve the performance targets pre-determined by the board of directors.

Research and Development Expenses

Research and development expenses were $7.2 million for the six months ended June 30, 2012, compared with $3.5 million for the six months ended June 30, 2011, representing an increase of $3.7 million, or 106.7%, mainly due to development and trial production of EPS. In summary, expenses for mold improvement increased by $1.8 million, external technical support fees increased by $0.7 million, the salaries and wages expenses of research and development related staff increased by $1.5 million and other R&D expense decreased by $0.3 million.

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

Income from Operations

Income from operations was $14.9 million for the six months ended June 30, 2012, compared with $18.1 million for the six months ended June 30, 2011, representing a decrease of $3.2 million, or 17.5%, including a decrease of $1.5 million, or 4.5%, in gross profit, an increase of $1.0 million, or 111.4%, in gain on other sales, and an increase of $2.7 million, or 17.6%, in operating expenses.

Financial Expenses, net

Financial expenses were $1.4 million for the six months ended June 30, 2012, compared to financial expenses of $1.6 million for the same period of 2011, representing a decrease of $0.2 million, or 12.1%, which was mainly due to the decrease in interest expenses of the convertible notes as a result of early redemption in May 2012.

Gain (Loss) on Change in Fair Value of Derivative

Loss on change in fair value of derivative was $0.4 million for the six months ended June 30, 2012, compared with a gain of $11.6 million for the same period of 2011, a change of $12.0 million.

During the six months ended June 30, 2012, the Company’s common stock market price rose to $3.82 on the Redemption Date, from $3.30 at the beginning of the year. Thus, the intrinsic value of the embedded conversion feature in financial instruments increased, which led to an increase in the fair value of compound derivative liabilities. This resulted in a loss on change in fair value of derivatives (Note 14).

During the six months ended June 30, 2011, the Company’s common stock market price dropped to $8.63 from $13.62 at the beginning of the year. Thus, the intrinsic value of the embedded conversion feature in financial instruments decreased which led to a decrease in the fair value of compound derivative liabilities. This resulted in a gain on change in fair value of derivatives (Note 14).

Gain on Convertible Notes Conversion

On March 1, 2011, LBCCA Liquidator converted $6.4 million principal amount of the convertible notes, and in turn the Company recognized a gain of $1.6 million. There were no convertible notes being converted in same period of 2012 (Note 13).

Gain on Redemption of Convertible Notes

On the Redemption Date, the Company redeemed convertible notes issued to LBCCA Liquidator. The Company recorded a gain of $1.4 million for redemption of convertible note, whereas there was no convertible note redeemed in the same period of 2011 (Note 13).

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $14.5 million for the six months ended June 30, 2012, compared with $29.8 million for the six months ended June 30, 2011, a decrease of $15.3 million, or 51.0%, mainly due to a decrease in income from operations of $3.2 million, a decrease in gain on change in fair value of derivative of $12.0 million and a decrease in gain on redemption/conversion of convertible notes of $0.1 million.

Income Taxes

Income tax expense was $2.8 million for the six months ended June 30, 2012, compared with $3.1 million of income tax expense for the six months ended June 30, 2011, representing a decrease of $0.3 million, or 9.1%, which was mainly due to the decrease of income before income tax. The effective tax rate increased to 19.1% for the six months ended June 30, 2012 from 10.3% for the same period in 2011, primarily due to the utilization of the tax losses that did not carry forward against the gain on change in the fair value of derivative and the gain on redemption and conversion of the convertible notes.

Income (loss) From Continuing Operations

Net income from continuing operations was $11.8 million for the six months ended June 30, 2012, compared with $26.7 million for the six months ended June 30, 2011, a decrease of $14.9 million, or 55.6%, mainly due to a decrease in income before income tax expenses and equity in earnings of affiliated companies of $15.3 million, an increase in equity in earnings of affiliated companies of $0.1 million and a decrease in income tax expense of $0.3 million.

Discontinued Operations

The Company sold its 51% equity interest in Zhejiang in May 2012 (Note 25). The net income from discontinued operations was $2.7 million for the six months ended June 30, 2012, which included a gain on such sale of $2.5 million (after tax) and the net operational income of $0.2 million.

Net Income

Net income was $14.5 million for the six months ended June 30, 2012, compared with net income of $27.8 million for the six months ended June 30, 2011, a decrease of $13.3 million, or 47.8%, mainly due to a decrease in income from continuing operations of $14.9 million and an increase in income from discontinued operations of $1.6 million.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests amounted to $2.3 million for the six months ended June 30, 2012, compared with $3.9 million for the six months ended June 30, 2011, a decrease of $1.6 million, or 40.8%, primarily due to the decrease in non-wholly owned subsidiaries’ net income.

Taking into account the Zhejiang sale, the Company owns different equity interests in eight non-wholly owned subsidiaries established in the PRC, through which it conducts its operations. All the operating results of these non-wholly owned subsidiaries established in the PRC were consolidated in the Company’s financial statements as of June 30, 2012 and 2011. The Company records the noncontrolling interests’ share in the earnings of the respective non-wholly owned subsidiaries for each period.

Net Income (Loss) Attributable to Parent Company

Net loss attributable to parent company was $12.3 million for the six months ended June 30, 2012, compared with net income of $24.0 million for the six months ended June 30, 2011, a decrease of $11.7 million, reflecting a decrease of $13.3 million in net income and a decrease of $1.6 million in net income attributable to noncontrolling interests.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of June 30, 2012, the Company had cash and cash equivalents of $77.7 million, compared with $73.0 million as of December 31, 2011, an increase of $4.7 million, or 6.5%.

The Company had working capital of $123.9 million as of June 30, 2012, compared with $147.8 million as of December 31, 2011, a decrease of $23.9 million, or 16.2%. According to the terms of the convertible notes, convertible notes payable, compound derivative liabilities and accrued make-whole redemption interest expense for the convertible notes were recorded as non-current liabilities as of December 31, 2011. On the Redemption Date, the Company redeemed the convertible notes, including principal, coupon interest and make-whole amount payable, and newly increased short-term bank loans of $30.0 million (see Notes 11, 13, 14 and 16). The working capital of the Company therefore decreased.

The Company intends to indefinitely reinvest the funds in subsidiaries established in China.

The Company believes that, in view of its current cash position as of June 30, 2012, the cash expected to be generated from the operations and funds available from bank borrowings as detailed in subsequent paragraphs will be sufficient to meet its working capital and capital expenditure requirements (including the repayment of bank loans) for at least the twelve months commencing from June 30, 2012.

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

The Company had short-term bank and government loans of $41.9 million, including bank loans of RMB65.0 million (equivalent to $10.3 million) and, $30.0 million and a government loan of $1.6 million (Note 11); and bankers’ acceptances of $55.6 million (see note 12) as of June 30, 2012.

The Company currently expects to be able to obtain similar bank loans (i.e., RMB loans) and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements (see the table under “Bank Arrangements” below for more information). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be devalued by approximately $14.5 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide $14.5 million additional mortgages as of the maturity date of such agreements (see the table under “Bank Arrangements” below for more information). The Company can still obtain a reduced line of credit with a reduction of $9.0 million, which is 62.23% (the mortgage rates) of $14.5 million, if it cannot provide additional mortgages. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity.

On May 18, 2012, the Company entered the Credit Agreement with ICBC Macau to obtain the Credit Facility. The Credit Facility will expire on November 3, 2012 and the maturity date for loan drawdown is the earlier of ( i) 18 months from the loan drawdown or( ii) 1 month before the expiry of the Henglong Standby Letter of Credit.

The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 2.25% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. The interest is calculated daily on a 360-day basis and it is to be fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As of June 30, 2012, the interest rate was 2.71%.

As further security for the Credit Facility, the Company is required to provide ICBC Macau a standby letter of credit for a total amount of not less than $31.6 million if the Credit Facility is fully drawn. On May 22, 2012, the Company drew down $30.0 million under the Credit Facility and provided a standby letter of credit for an amount of $31.6 million in favor of ICBC Macau. The loan drawdown will expire on May 15, 2013. The Henglong Standby Letter of credit issued by ICBC Jingzhou with the collateralization of Henglong’s notes receivable of RMB225.0 million (equivalent to approximately $35.6 million) will expire on June 15, 2013. The Company also paid an arrangement fee of $0.15 million and $0.08 million to ICBC Macau and ICBC Jingzhou. The arrangement fees are amortized over the period of the loan drawdown, and $0.03 million was amortized for the three months and six months ended June 30, 2012. Please refer to Note 11.

On the Redemption Date, the Company redeemed all of the outstanding convertible notes, including $23.6 million of principal and $8.8 million of interest.

.

Bank Arrangements

As of June 30, 2012, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available(5)	Amount Used		Assessed Mortgage Value
1.Comprehensive credit facilities	Bank of China	Mar-13	$22,293	$14,773		$6,853
2.Comprehensive credit facilities	Jingzhou Commercial Bank	Jun-13	31,621	16,845		60,813
3.Comprehensive credit facilities	China Construction Bank	Oct-12	12,648	3,162		32,004
4.Comprehensive credit facilities (1)	Shanghai Pudong Development Bank	Dec-13	15,810	16,579	(2)	12,818
5.Comprehensive credit facilities (1)	China CITIC Bank	Sep-12	16,443	10,869	(2)	14,712
6.Comprehensive credit facilities	Industrial and Commercial Bank of China	Jul-13	12,648	-		-
7.Comprehensive credit facilities (1)	China Hua Xia Bank	Mar-13	25,297	-		32,908
8.Comprehensive credit facilities	China Everbright Bank	Aug-14	4,743	3,680	(2)	8,096
9.Comprehensive credit facilities	ICBC Macau	May-13	30,000	30,000		35,400
Total			$171,503	$95,908	(3)	$203,604	(4)

(1)	Each of Henglong’s comprehensive credit facility with China CITIC Bank, Henglong and Jielong's comprehensive credit facility with Shanghai Pudong Development Bank, and Henglong's comprehensive credit facility with China Hua Xia Bank, needs to be guaranteed by Jiulong, another subsidiary of the Company, in addition to the above pledged assets.

(2)	The amount used was in excess of the amount available because certain issued bank notes were 100% secured by pledged deposits without utilization of credit lines.

(3)	Total amount used includes bank loans of $40.3 million and notes payable of $55.6 million as of June 30, 2012 (Notes 11 and 12).

(4)	As at June 30, 2012, the pledged assets included deposits of $21.2 million pledged for notes payable and other pledged assets with assessed value of $203.6 million.

(5)	The amount available is used for the drawdown of bank loan and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company refinanced its short-term debt during 2012 at annual interest rates of 6.31% to 7.87%, and maturity terms of twelve months. Pursuant to the comprehensive credit line arrangement the Company pledged: (1) land use rights with an assessed value of $6.9 million as security for its comprehensive credit facility with the Bank of China; (2) equipment with an assessed value of approximately $60.8 million as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; (3) equipment, land use rights and buildings with an assessed value of approximately $32.0 million as security for its comprehensive credit facility with China Construction Bank; (4) land use rights and buildings with an assessed value of approximately $12.8 million as security for its comprehensive credit facility with Shanghai Pudong Development Bank; (5) land use rights and buildings with an assessed value of approximately $14.7 million as security for its comprehensive credit facility with China CITIC Bank; (6) accounts receivable with an assessed value of approximately $32.9 million as security for its comprehensive credit facility with China Hua Xia Bank; (7) land use rights and buildings with an assessed value of approximately $8.1 million as security for its comprehensive credit facility with China Everbright Bank; and (8) $35.6 million of notes receivable held by Jingzhou Henglong Automotive Parts Co.,Ltd.

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

	Payment Due Dates
	(in thousands of USD)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term loan including interest payable	$42,972	$42,972	$-	$-	$-
Notes payable (1)	55,631	55,631	-	-	-
Other contractual purchase commitments, including service agreements	14,568	12,720	1,848	-	-
Total	$113,171	$111,323	$1,848	$-	$-

(1)	Notes payable do not bear interest.

Short-term Loans

The following table summarizes the contract information of short-term borrowings among the banks and the government of China and the Company as of June 30, 2012 (figures are in thousands of USD):

Bank	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Percentage Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
China Construction Bank	Working Capital	26-Jun-12	12	6.31%	Pay monthly	25-Jun-13	$3,162
Bank of China	Working Capital	30-Sep-11	12	6.56%	Pay monthly	29-Sep-12	4,743
China CITIC Bank	Working Capital	6-Jul-11	12	7.87%	Pay monthly	5-Jul-12	2,372
The government of China	Working Capital	1- Mar -12	9	-	-	25-Nov-12	1,581
ICBC Macau	Working Capital	22- May -12	12	2.71%	Pay quarterly	15- May -13	30,000
Total							$41,858

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

Management believes that the Company had complied with such financial covenants as of June 30, 2012, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of June 30, 2012 (figures are in thousands of USD):

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital (1)	3-6	Jul -12	$8,055
Working Capital	3-6	Aug -12	7,197
Working Capital	3-6	Sep -12	9,681
Working Capital	3-6	Oct -12	8,040
Working Capital	3-6	Nov -12	11,359
Working Capital	3-6	Dec -12	11,299
Total (Note 12)			$55,631

(1)	The notes payable were settled in July 2012.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. Management believes that the Company had complied with such financial covenants as of June 30, 2012, and will continue to comply with them.

Cash Flows

(a)	Operating activities

Net cash provided by operations during the six months ended June 30, 2012 was $6.9 million, compared with net cash provided of $16.5 million for the same period of 2011, a decrease of $9.6 million.

The decrease in the net cash provided by operations was mainly due to the net effect of: decrease in net income excluding non-cash items and increase in the change of balance of pledged deposits, decrease in the changes of balances of the Company’s accounts and notes receivable, inventories and accounts payable for the six months ended June 30, 2012. Net income excluding non-cash items decreased by $3.3 million, which led to a decrease in net cash provided by operation. The change of balance of pledged deposits led to a decrease in net cash provided by operations of $3.3 million, the change of balance of accounts and notes receivable led to an increase in net cash provided by operations of $7.4 million, the change of balance of inventories led to an increase in net cash provided by operations of $5.3 million, the change of balance of accounts and notes payable led to a decrease in the net cash provided by operations of $13.7 million , the change of balance of accrued expenses and other accounts payable led to a decrease in the net cash provided by operation of $7.8 million and the change of balance of tax payable led to an increase in net cash provided by operations of $3.6 million.

(b)	Investing activities

The Company used net cash of $9.6 million in investment activities during the six months ended June 30, 2012, compared with $7.6 million during the same period of 2011, an increase of $2.0 million, which was mainly due to the fact that the management has planned to increase the Company’s production capacity.

(c)	Financing activities

During the six months ended June 30, 2012, the Company obtained net cash of $7.8 million from financing activities, as compared to net use of $3.9 million in financing activities for the same period of 2011, a net increase of $11.6 million, which was mainly due to an interest-free government loan of $1.9 million, a bank loan of $36.2 million obtained in 2012, payment debt issue cost for bank loan of $0.2 million, payment of dividends of $2.4 million to the noncontrolling interests and redemption of convertible notes of $23.6 million in 2012.

Off-Balance Sheet Arrangements

At June 30, 2012 and 2011, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest

The Company’s exposure to changes in interest rates results primarily from its credit facility borrowings. As of June 30, 2012, the Company had 30.0 million of outstanding indebtedness, which is subject to interest rate fluctuations. Based on the amount of such borrowings as of June 30, 2012, a hypothetical 100 basis point increase in the then current LIBOR rate would be expected to increase the Company’s interest expense by $300,000 on an annual basis.

The level of outstanding indebtedness fluctuates from time to time and may result in additional interest amount.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 regarding other market risks.

ITEM 4.	CONTROLS AND PROCEDURES.

A.      Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2012. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2012.

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

B.      Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three-month period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On October 25, 2011, a purported securities class action was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period from May 12, 2010 through March 17, 2011. The amended complaint alleges that the Company, certain of its present officers and directors and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and seeks unspecified damages. The Company has filed a motion to dismiss the amended complaint, which was fully briefed on April 18, 2012. On August 8, 2012, the court denied the Company’s motion to dismiss the amended complaint.  The Company has not yet responded to plaintiffs’ amended complaint, and continues to believe that the allegations in the complaint are without merit and intends to defend itself vigorously against the claims.

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

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2011 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123.)
3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002.)
10.1	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10Q Quarterly Report on May 10, 2006 )
10.2	Securities Purchase Agreement dated February 1, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.3	Securities Purchase Agreement dated February 15, 2008 between us and the investors. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.4	Escrow Agreement dated February 15, 2008 among us, U.S. Bank National Association, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.5	Registration Rights Agreement dated February 15, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.6	Senior convertible note dated February 15, 2008 in the original principal amount of $8,571,429 issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.7	Senior convertible note dated February 15, 2008 in the original principal amount of $6,428,571 issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.8	Senior convertible note dated February 15, 2008 in the original principal amount of $15,000,000 issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.9	Closing Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)

10.10	Escrow Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
31.1	Rule 13a-14(a) Certification*
31.2	Rule 13a-14(a) Certification*
32.1	Section 1350 Certification*
32.2	Section 1350 Certification*
101+	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012 formatted in Extensible Business Reporting Language (XBRL):

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: August 9, 2012	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: August 9, 2012	By:	/s/ Jie Li
Jie Li
Chief Financial Officer

