Form 10-Q
period 2012-09-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2012-11-09
CIK 1157762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes  ☐              No  ☒

 As of November 8, 2012, the Company had 28,043,019 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

INDEX

		Page

	Part I — Financial Information

Item 1.	Financial Statements.
Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2012 and 2011		4
Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011		6
Condensed Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011		7
Condensed Unaudited Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2012 and 2011		9
Notes to Condensed Unaudited Consolidated Financial Statements for the Three Months and Nine Months Ended September 30, 2012 and 2011		10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	48
Item 4.	Controls and Procedures.	49

	Part II — Other Information

Item 1.	Legal Proceedings.	50
Item 1A.	Risk Factors.	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	51
Item 3.	Defaults Upon Senior Securities.	51
Item 4.	Mine Safety Disclosures.	51
Item 5.	Other Information.	51
Item 6.	Exhibits.	52

Signatures		53

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission, and Item 1A “Risk Factors” of Part II in this report.

PART 1 — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended September 30,
	2012	2011 (Note 25)
Net product sales
Unrelated parties	$70,245	$63,262
Related parties (Note 28)	2,939	7,652
	73,184	70,914
Cost of product sold
Unrelated parties	56,231	55,496
Related parties (Note 28)	4,452	2,830
	60,683	58,326
Gross profit	12,501	12,588
Gain on other sales	704	466
Less: Operating expenses
Selling expenses	2,437	2,010
General and administrative expenses	2,487	3,128
Research and development expenses	2,818	2,466
Total operating expenses	7,742	7,604
Income from operations	5,463	5,450
Other income, net	238	49
Financial expenses, net	(437)	(1,281)
Gain on change in fair value of derivative	-	7,788
Income before income tax expenses and equity in earnings of affiliated companies	5,264	12,006
Less: Income taxes	891	992
Equity in earnings of affiliated companies	27	43
Income from continuing operations	4,400	11,057
Discontinued operations - net of income tax (Note 25)	-	434
Net income	4,400	11,491
Net income attributable to noncontrolling interests	996	1,382
Net income attributable to parent company	3,404	10,109
Allocation to convertible notes holders	-	(1,071)
Net income attributable to parent company’s common shareholders	$3,404	$9,038
Net income attributable to parent company’s common shareholders per share

Basic
Income from continuing operations attributable to shareholders	$0.12	$0.31
Income per share from discontinued operations	-	0.01
Net income attributable to shareholders	$0.12	$0.32
Diluted
Income from continuing operations attributable to shareholders	$0.12	$0.09
Income per share from discontinued operations	-	0.01
Net income attributable to shareholders	$0.12	$0.10
Weighted average number of common shares outstanding
Basic	28,260,302	28,083,534
Diluted	28,260,880	31,503,995

Comprehensive income:
Net income	$4,400	$11,491
Foreign currency translation (loss) gain, net of tax	(556)	4,212
Comprehensive income	3,844	15,703
Comprehensive income attributable to noncontrolling interests	904	2,112
Comprehensive income attributable to parent company	$2,940	$13,591

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Nine Months Ended September 30,
	2012	2011 (Note 25)
Net product sales
Unrelated parties	$215,157	$205,543
Related parties (Note 28)	19,325	29,954
	234,482	235,497
Cost of product sold
Unrelated parties	176,834	177,573
Related parties (Note 28)	14,137	12,858
	190,971	190,431
Gross profit	43,511	45,066
Gain on other sales	2,625	1,375
Less: Operating expenses
Selling expenses	6,704	6,653
General and administrative expenses	8,999	10,290
Research and development expenses	10,060	5,986
Total operating expenses	25,763	22,929
Income from operations	20,373	23,512
Other income, net	317	154
Financial expenses, net	(1,850)	(2,887)
Gain (loss) on change in fair value of derivative	(449)	19,374
Gain on redemption of convertible notes	1,421	-
Gain on convertible notes conversion	-	1,564
Income before income tax expenses and equity in earnings of affiliated companies	19,812	41,717
Less: Income taxes	3,666	4,045
Equity in earnings of affiliated companies	139	129
Income from continuing operations	16,285	37,801
Discontinued operations (including after-tax disposition gain of $2,494) - net of income tax (Note 25)	2,651	1,535
Net income	18,936	39,336
Net income attributable to noncontrolling interests	3,279	5,241
Net income attributable to parent company	15,657	34,095
Allocation to convertible notes holders	(925)	(3,831)
Net income attributable to parent company’s common shareholders	$14,732	$30,264

Net income attributable to parent company’s common shareholders per share

Basic
Income from continuing operations attributable to shareholders	$0.44	$1.06
Income per share from discontinued operations	0.08	0.03
Net income attributable to shareholders	$0.52	$1.09
Diluted
Income from continuing operations attributable to shareholders	$0.44	$0.48
Income per share from discontinued operations	0.08	0.02
Net income attributable to shareholders	$0.52	$0.50
Weighted average number of common shares outstanding
Basic	28,260,302	27,881,821
Diluted	28,261,529	31,531,253

Comprehensive income:
Net income	$18,936	$39,336
Foreign currency translation (loss) gain, net of tax	(1,280)	9,228
Comprehensive income	17,656	48,564
Comprehensive income attributable to noncontrolling interests	3,023	6,842
Comprehensive income attributable to parent company	$14,633	$41,722

The accompanying notes are an integral part of the condensed unaudited consolidated financial statements in this Report.

China Automotive Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$72,490	$72,961
Pledged cash deposits	24,494	21,821
Accounts and notes receivable, net - unrelated parties	196,540	200,940
Accounts and notes receivable, net - related parties	9,432	11,519
Accounts receivable from sale of a subsidiary	4,361	-
Advance payments and others - unrelated parties	1,590	2,215
Advance payments and others - related parties	446	630
Inventories	48,033	51,607
Current deferred tax assets	3,750	3,687
Total current assets	361,136	365,380
Non-current assets:
Property, plant and equipment, net	85,501	84,843
Intangible assets, net	711	837
Other receivables, net - unrelated parties	2,791	1,877
Other receivables, net - related parties	1,071	500
Advance payment for property, plant and equipment - unrelated parties	1,714	1,472
Advance payment for property, plant and equipment - related parties	4,276	3,712
Long-term investments	3,602	3,485
Non-current deferred tax assets	4,379	4,341
Total assets	$465,181	$466,447
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank and government loans	$37,001	$10,316
Accounts and notes payable - unrelated parties	157,558	169,456
Accounts and notes payable - related parties	3,713	2,053
Customer deposits	1,253	1,181
Accrued payroll and related costs	4,736	5,177
Accrued expenses and other payables	22,151	22,618
Accrued pension costs	4,355	4,067
Taxes payable	6,132	2,029
Amounts due to shareholders/directors	341	352
Deferred tax liabilities	31	311
Total current liabilities	237,271	217,560
Long-term liabilities:
Convertible notes payable	-	23,571
Compound derivative liabilities	-	559
Accrued make-whole redemption interest expense of convertible notes	-	7,616
Advances payable	3,184	984
Total liabilities	240,455	250,290

Commitments and Contingencies (Note 29)

Stockholders’ equity-
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued and Outstanding – 28,260,302 shares at September 30, 2012 and December 31, 2011	3	3
Additional paid-in capital	39,371	39,296
Retained earnings-
Appropriated	9,953	9,026
Unappropriated	114,243	99,513
Accumulated other comprehensive income	24,267	25,291
Total parent company stockholders' equity	187,837	173,129
Noncontrolling interests	36,889	43,028
Total stockholders' equity	224,726	216,157
Total liabilities and stockholders' equity	$465,181	$466,447

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	$18,936	$39,336
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Stock-based compensation	76	-
Depreciation and amortization	10,668	10,144
Increase (decrease) in allowance for doubtful accounts	16	(78)
Inventory write downs	501	-
Deferred income taxes	(1,268)	(251)
Equity in earnings of affiliated companies	(139)	(129)
Gain on sales of a subsidiary	(2,848)	-
Gain on convertible notes conversion	-	(1,564)
Gain on redemption of convertible notes	(1,421)	-
Loss (gain) on change in fair value of derivative	449	(19,374)
Amortization of debt issue cost	135	-
Loss on fixed assets disposals	44	116
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	(5,118)	1,460
Accounts and notes receivable	(4,741)	6,714
Advance payments and others	570	506
Inventories	(4,306)	(12,614)
Increase (decrease) in:
Accounts and notes payable	(462)	8,504
Customer deposits	337	252
Accrued payroll and related costs	(180)	(249)
Accrued expenses and other payables	(6,702)	1,489
Accrued pension costs	315	(81)
Taxes payable	4,294	(2,798)
Advances payable	2,210	346
Net cash provided by operating activities	11,366	31,729
Cash flows from investing activities:
Decrease (increase) in other receivables	(1,598)	625
Proceeds from disposal of equipment	622	134
Payments to acquire property, plant and equipment	(16,982)	(10,805)
Payments to acquire intangible assets	(62)	(121)
Proceeds from sales of a subsidiary	3,561	-
Net cash used in investing activities	(14,459)	(10,167)
Cash flows from financing activities:
Proceeds from government and bank loan	36,402	8,655
Repayments of bank loan	(7,097)	(3,863)
Paid debt issue cost for bank loan	(230)	-
Dividends paid to the noncontrolling interests	(2,387)	(1,692)
Redemption of convertible notes	(23,571)	-
Increase (decrease) in amounts due to shareholders/directors	(8)	(20)
Net cash provided by financing activities	3,109	3,080
Effects of exchange rate on cash and cash equivalents	(487)	2,001
Net increase in cash and cash equivalents	(471)	26,643
Cash and cash equivalents at beginning of period	72,961	49,424
Cash and cash equivalents at end of period	$72,490	$76,067

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Nine Months Ended September 30,
	2012	2011
Cash paid for interest	$10,435	$1,689
Cash paid for income taxes	$3,810	$7,190

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Nine Months Ended September 30,
	2012	2011
Issuance of common shares for the conversion of convertible notes	$-	$10,112
Advance payments for acquiring property, plant and equipment	5,990	7,303
Dividends payable to noncontrolling interests	707	-
Noncontrolling interests contribution of capital with property, plant and equipment	2,846	-
Accounts receivable from sale of a subsidiary	4,361	-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Changes in Equity

(In thousands of USD, except shares)

	Common					Accumulated
	Stock		Additional	Retained	Retained	Other
	Shares	Amount	paid-in capital	Earnings -Appropriated	Earnings -Unappropriated	Comprehensive Income	Noncontrolling Interests	Total
Beginning balance, January 1, 2011	27,175,826	$3	$28,565	$8,768	$58,980	$15,958	$35,967	$148,241
Comprehensive income
Net income	-	-	-	-	34,095	-	5,241	39,336
Other comprehensive income, net of tax:	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	7,627	1,601	9,228
Appropriation of retained earnings	-	-	-	259	(259)	-	-	-
Dividends declared	-	-	-	-	-	-	(2,005)	(2,005)
Conversion of convertible notes	907,708	-	10,112	-	-	-	-	10,112
Ending balance, September 30, 2011	28,083,534	$3	$38,677	$9,027	$92,816	$23,585	$40,804	$204,912

Beginning balance, January 1, 2012	28,260,302	$3	$39,296	$9,026	$99,513	$25,291	$43,028	$216,157
Comprehensive income:
Net income (loss)	-	-	-	-	15,657	-	3,279	18,936
Other comprehensive income, net of tax:	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	(1,024)	(256)	(1,280)
Share-based compensation	-	-	75	-	-	-	-	75
Appropriation of retained earnings	-	-	-	927	(927)	-	-	-
Dividends declared	-	-	-	-	-	-	(6,846)	(6,846)
Capital contribution from noncontrolling interests	-	-	-	-	-	-	2,846	2,846
Disposition of Zhejiang	-	-	-	-	-	-	(5,162)	(5,162)
Ending balance, September 30, 2012	28,260,302	$3	$39,371	$9,953	$114,243	$24,267	$36,889	$224,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Nine Months Ended September 30, 2012 and 2011

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

Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and is mainly engaged in marketing of automotive parts in North America, and provides after-sales service and research and development support accordingly.

The Company owns the following aggregate net interests in the entities established in the People's Republic of China (“PRC”) and Brazil as of September 30, 2012 and December 31, 2011.

	Percentage Interest
Name of Entity	September 30, 2012	December 31, 2011
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang” [4]	-%	51.00%
Universal Sensor Application Inc., “USAI” [5]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [6]	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu” [7]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd, “Hubei Henglong” [8]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [9]	80.00%	80.00%
Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong” [10]	50.00%	50.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd, “Chongqing Henglong” [11]	70.00%	-%
CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong” [12]	80.00%	-%

1.	Jiulong was established in 1993 and mainly engaged in the production of integral power steering gear for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gear for cars and light-duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	Zhejiang was established in 2002 and mainly engages in the production and sales of power steering pumps. The Company sold its 51% equity interest in Zhejiang on May 21, 2012. Please see Note 25.

5.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

6.	Jielong was established in 2006 and mainly engages in the production and sales of electric power steering, “EPS.”

7.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

8.	On March 7, 2007, Genesis established Jingzhou Hengsheng Automotive System Co., Ltd., “Hengsheng,” its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. The registered capital of Hengsheng at the time of establishment was $10 million. On February 10, 2010, the registered capital of Hengsheng was increased to $16 million. On October 12, 2011, the board of directors of the Company approved a reorganization of the Company’s subsidiaries operating in China. As a result of the reorganization, all of Genesis’s equity interests of its subsidiaries operating in China, except for Shenyang and Zhejiang, were transferred to Hengsheng, the Company’s new China-based holding company. The reorganization was completed on January 19, 2012, subsequent to which the registered capital of Hengsheng was increased to $39 million. As the reorganized entities were under common control of the Company, the reorganization did not have any impact on the Company’s consolidated financial position or results of operations and should not impact the tax treatment of the Company or its subsidiaries in any material respect. On July 8, 2012, Hengsheng changed its name to Hubei Henglong Automotive System Group Co., Ltd, “Hubei Henglong”.

9.	Testing Center was established in 2009 and mainly engages in the research and development of new products.

10.	Beijing Henglong was established in 2010 and mainly engages in the design, development and manufacture of both hydraulic and electric power steering systems and parts. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for by the equity accounting method.

11.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts. The new joint venture is located in Chongqing City and has a registered capital of RMB60 million, of which RMB42 million, or 70%, is held by Hubei Henglong. The registered capital of Chongqing Henglong was fully contributed by Hubei Henglong in cash of $6.7 million (equivalent to RMB42 million) in January and February 2012 and by SAIC-IVECO in property, plant and equipment with fair value of $2.8 million (equivalent to RMB18 million) in April 2012.

12.	On August 21, 2012, Hubei Henglong established a Sino-foreign joint venture company with two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. The joint-venture company is called CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong”. Brazil Henglong engages mainly in the importation and sales of automotive parts in Brazil. The new joint venture is located in Brazil and has a registered capital of BRL1.6 million, of which BRL1.3 million, or 80%, is held by Hubei Henglong. As of September 30, 2012, Hubei Henglong had contributed $0.8 million (equivalent to BRL1.3 million), Mr. Ozias Gaia Da Silva and Mr. Ademir Dal’ Evedove have not yet contributed any capital.

2.	Basis of Presentation and Significant Accounting Policies

(a)	Basis of Presentation

Basis of Presentation – For the three months and nine months ended September 30, 2012 and 2011, the accompanying condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The details of subsidiaries are disclosed in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2012, the results of operations and cash flows for the three months and nine months ended September 30, 2012 and 2011, respectively.

The condensed consolidated balance sheet as of December 31, 2011 is derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company’s management believes that the disclosures contained in these financial statements are adequate to make the information presented herein not misleading. For further information, please refer to the financial statements and the notes thereto included in the Company’s 2011 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The results of operations for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2012.

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statements of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on their financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact on the Company’s financial position.

(c)	Significant Accounting Policies

Foreign Currencies – China Automotive, the parent company and HLUSA maintain their books and records in United States Dollars, “USD,” their functional currency. The Company’s subsidiaries based in the PRC and Genesis maintain their books and records in Renminbi, their functional currency. The Company’s subsidiary based in Brazil maintains its books and records in Brazilian reais (BRL), its functional currency. In accordance with FASB Accounting Standards Codification (“ASC”) Topic 830, foreign currency transactions denominated in currencies other than the functional currency are remeasured into the functional currency at the rate of exchange prevailing at the balance sheet date for monetary items. Nonmonetary items are remeasured at historical rates. Income and expenses are remeasured at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period.

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

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 501,350 stock options, and 1,698,650 stock options remain issuable in the future. As of September 30, 2012, the Company had 90,000 stock options outstanding.

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

Comprehensive Income – The Company has adopted ASC Topic 220, “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. ASC Topic 220 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

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

●	Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As at September 30, 2012 and December 31, 2011, the Company did not have any fair value assets and liabilities classified as Level 1.

●	Level 2 Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As at September 30, 2012 and December 31, 2011, the Company did not have any fair value assets and liabilities classified as Level 2.

●	Level 3 Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. The compound derivative liabilities are classified as Level 3 as the inputs reflect management’s best estimate of what market participants would use in pricing the liability at the measurement date. For a summary of changes in Level 3 derivative liabilities for the year ended December 31, 2011 and for the nine months ended September 30, 2012, please see Note 14.

3.	Pledged cash deposits

Pledged cash deposits act as guarantee for the Company’s notes payable as it regularly pays some of its suppliers by bank notes. The Company has to deposit a cash deposit, equivalent to 30%- 40% of the face value of the relevant bank note, at a bank in order to obtain the bank note.

4.	Accounts and notes receivable, net

The Company’s accounts and notes receivable at September 30, 2012 and December 31, 2011 are summarized as follows (figures are in thousands of USD):

	September 30, 2012	December 31, 2011
Accounts receivable - unrelated parties	$98,009	$109,326
Notes receivable - unrelated parties (1) (2)	99,733	92,805
	197,742	202,131
Less: allowance for doubtful accounts - unrelated parties	(1,202)	(1,191)
	196,540	200,940
Accounts receivable - related parties	9,432	11,519
	$205,972	$212,459

(1)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

(2)	Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong,” a subsidiary of the Company, collateralized its notes receivable of RMB 225 million (equivalent to approximately $35.6 million) in favor of Industrial and Commercial Bank of China, Jingzhou Branch (“ICBC Jingzhou”) to obtain the Henglong Standby Letter of Credit (as defined in Note 11 below) as security for the non-revolving credit facility in the amount of $30 million provided by ICBC Macau (as defined in Note 11 below) to the Company in May 2012.

5.	Inventories

The Company’s inventories at September 30, 2012 and December 31, 2011 consisted of the following (figures are in thousands of USD):

	September 30, 2012	December 31, 2011
Raw materials	$13,073	$15,604
Work in process	7,495	7,344
Finished goods	27,465	28,659
	$48,033	$51,607

6.	Other receivables, net

The Company’s other receivables at September 30, 2012 and December 31, 2011 are summarized as follows (figures are in thousands of USD):

	September 30, 2012	December 31, 2011
Other receivables - unrelated parties (1)	$2,851	$1,933
Less: allowance for doubtful accounts- unrelated parties	(60)	(56)
	2,791	1,877
Other receivables- related parties (1)	1,705	1,137
Less: allowance for doubtful accounts- related parties	(634)	(637)
	1,071	500
	$3,862	$2,377

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.

7.	Long term Investments

On September 30, 2012 and December 31, 2011, the Company’s balance of long-term investment was $3.6 million and $3.5 million, respectively. For the long-term investments in which the Company has no voting control, such investments were accounted for using the equity method or cost method.

On January 24, 2010, the Company invested $3.1 million to establish a fifty-fifty joint venture company, Beijing Henglong, with an unrelated party. The Company accounts for its operating results with the equity method of accounting. On September 30, 2012 and 2011, the Company had $3.5 million and $3.3 million of net equity in Beijing Henglong, respectively.

The Company’s share of net assets and net income is reported as “long-term investment” on the condensed unaudited consolidated balance sheets and “equity in earnings of affiliated companies” on the condensed unaudited consolidated statements of operations and comprehensive income. The Company’s condensed unaudited consolidated financial statements reflect the equity earnings of non-consolidated affiliates of $0.03 million and $0.04 million in the three months ended September 30, 2012 and 2011, respectively. The Company’s condensed unaudited consolidated financial statements reflect the equity earnings of non-consolidated affiliates of $0.1 million and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively.

8.	Property, plant and equipment, net

The Company’s property, plant and equipment at September 30, 2012 and December 31, 2011 are summarized as follows (figures are in thousands of USD):

	September 30, 2012	December 31, 2011
Land use rights and buildings	$39,863	$39,528
Machinery and equipment	92,174	100,327
Electronic equipment	6,083	6,354
Motor vehicles	2,806	2,956
Construction in progress	14,997	6,547
	155,923	155,712
Less: Accumulated depreciation	(70,422)	(70,869)
	$85,501	$84,843

Depreciation charges for the three months ended September 30, 2012 and 2011, were $3.3 million and $3.5 million respectively; for the nine months ended September 30, 2012 and 2011, they were $10.5 million and $10.0 million, respectively.

As of September 30, 2012 and December 31, 2011, the Company had pledged property, plant and equipment with net book value of $61.5 million and $83.0 million for its comprehensive credit facilities with banks in China.

9.	Intangible assets

The Company’s intangible assets at September 30, 2012 and December 31, 2011 are summarized as follows (figures are in thousands of USD):

	September 30, 2012	December 31, 2011
Costs:
Patent technology	$1,884	$1,896
Management software license	604	579
	2,488	2,475
Less: Amortization	(1,777)	(1,638)
	$711	$837

For the nine months ended September 30, 2012 and 2011, amortization expenses were $0.2 million and $0.1 million, respectively; for the three months ended September 30, 2012 and 2011, amortization expenses were not material.

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

The components of estimated deferred income tax assets at September 30, 2012 and December 31, 2011 were as follows (figures are in thousands of USD):

	September 30, 2012	December 31, 2011

Losses carry forward (U.S.) (1)	$7,610	$4,012
Losses carry forward (PRC) (1)	2,300	1,351
Product warranties and other reserves	3,011	3,513
Property, plant and equipment	3,776	4,095
Accrued make-whole interest expense for convertible notes	-	2,665
Share-based compensation	240	213
Bonus accrual	102	206
Other accruals	654	791
Others	626	137
Total deferred tax assets	18,318	16,983
Less: taxable temporary difference related to revenue recognition	(534)	(817)
Total deferred tax assets, net	17,784	16,166
Less: Valuation allowance	(9,655)	(8,138)
Total deferred tax assets, net of valuation allowance (2)	$8,129	$8,028

(1)	The net operating losses carry forward for the U.S. entity for income tax purposes are available to reduce future years' taxable income. These losses will expire, if not utilized, in 20 years. Net operating losses carry forward for non-U.S. entities can be carried forward for 5 years to offset taxable income. However, as of September 30, 2012, valuation allowance was $9.7 million, including $8.0 million allowance for the Company’s deferred tax assets in the United States and $1.7 million allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

(2)	Approximately $4.4 million and $4.3 million of deferred income tax asset as of September 30, 2012 and December 31, 2011, respectively, are included in non-current deferred tax assets in the accompanying condensed unaudited consolidated balance sheets. The remaining $3.7 million and $3.7 million of deferred income tax assets as of September 30, 2012 and December 31, 2011, respectively, are included in current deferred tax assets.

11.	Bank and government loans- net

Loans consist of the following at September 30, 2012 and December 31, 2011 (figures are in thousands of USD):

	September 30, 2012	December 31, 2011
Short-term bank loan (RMB) (1)	$5,520	$10,316
Short-term bank loan (USD) (2)	30,000	-
Short-term government loan (3)	1,576	-
Subtotal	37,096	10,316
Debt issue cost	(230)	-
Amortization	135	-
	$37,001	$10,316

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year. Please see Note 8. At September 30, 2012 and December 31, 2011, the weighted average interest rate was 6.85 % and 6.72% per annum, respectively. Interest is to be paid on the twentieth day of each month and the principal repayment is at maturity.

(2)	On May 18, 2012, the Company entered into a credit facility agreement, the “Credit Agreement,” with Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau,” to obtain a non-revolving credit facility in the amount of $30 million, the “Credit Facility”. The Credit Facility would have expired on November 3, 2012 unless the Company drew down the line of credit in full prior to such expiration date, and the maturity date for the loan drawdown was the earlier of (i) 18 months from the drawdown or (ii) 1 month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”. The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 2.25% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. The interest is calculated daily based on a 360-day year and it is to be fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As of September 30, 2012, the interest rate was 2.683% per annum. As further security for the Credit Facility, the Company was required to provide ICBC Macau standby letters of credit for a total amount not less than $31.6 million if the Credit Facility is fully drawn.

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided a standby letter of credit for an amount of $31.6 million in favor of ICBC Macau. The loan drawdown will expire on May 15, 2013. The Henglong Standby Letter of Credit issued by ICBC Jingzhou with the collateralization of Henglong’s notes receivable of RMB225 million (equivalent to approximately $35.6 million) will expire on June 15, 2013. The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The arrangement fees are amortized over the period of loan drawdown, and $0.1 million was amortized for the nine months ended September 30, 2012.

(3)	On March 1, 2012, the Company received an interest-free Chinese government loan of RMB10 million (equivalent to approximately $1.6 million), which will mature in a year.

12.	Accounts and notes payable

The Company’s accounts and notes payable at September 30, 2012 and December 31, 2011 are summarized as follows (figures are in thousands of USD):

	September 30, 2012	December 31, 2011
Accounts payable - unrelated parties	$93,285	$112,149
Notes payable - unrelated parties (1)	64,273	57,307
	157,558	169,456
Accounts payable- related parties	3,713	2,053
	$161,271	$171,509

(1)	Notes payable represent accounts payable in the form of bills of exchange whose acceptances are guaranteed and settlements are handled by banks. The Company has pledged cash deposits, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

13.	Convertible notes payable

In February 2008, the Company sold to two accredited institutional investors $35.0 million of convertible notes, the “convertible notes,” with a scheduled maturity date of February 15, 2013.

The convertible notes bore annual interest rates of 3%, 3.5%, 4%, 4.5%, 5% and 5% for each year of 2008, 2009, 2010, 2011, 2012 and 2013, respectively. The interest on the convertible notes was to be computed commencing from the issuance date and will be payable in cash in arrears semi-annually on January 15, and July 15 of each year with the first interest payable date on July 15, 2008.

The Company and YA Global Investments L.P. (“YA Global”) reached a settlement agreement on April 8, 2009. Under the terms of the settlement agreement, the Company paid on April 15, 2009 a redemption amount of $5.0 million to YA Global and YA Global waived its entitlement to the Other Make Whole Amount (as defined in the convertible notes). The amount waived was accounted for as a gain on redemption of the convertible notes.

On March 1, 2011, the provisional liquidator acting on behalf of Lehman Brothers Commercial Corporation Asia Limited (“LBCCA Liquidator”) converted $6.4 million principal amount of the convertible notes at a conversion price of $7.0822 per share, and in turn the Company issued 907,708 shares of its common stock to LBCCA Liquidator. On the said conversion date, the market price of the common shares issued was $10.1 million ($11.14 per share) and the value of the conversion consideration was $11.7 million, including $6.4 million of principal, $1.5 million of coupon interest and make-whole amount payable and $3.7 million of derivative liabilities under such principal. The amount of coupon interest, make-whole and derivative liabilities included in the value of the conversion consideration were determined by pro-rating the accrued coupon interest, accrued make-whole amount and the fair value of the derivative liabilities based on the principal amount of the convertible notes converted as a percentage of the outstanding balance prior to their conversion. The Company recorded a gain on the convertible notes conversion of $1.6 million, which is the difference between the market price of the common stock and the conversion consideration.

On May 24, 2012, the Company and LBCCA Liquidator reached a settlement agreement. Under the terms of the settlement agreement, the Company redeemed all the convertible notes and paid a redemption amount of $32.4 million to LBCCA Liquidator on May 25, 2012, the “Redemption Date,” including $23.6 million of principal and $8.8 million of interest. On the redemption date, the carrying value of the convertible notes was $33.8 million, including $23.6 million of principal, $0.6 million of coupon interests, $8.6 million of make-whole amount payable and $1.0 million of derivative liabilities related to the convertible notes. The Company recorded a gain on redemption of convertible notes of $1.4 million, which is the difference between the redemption amount and the carrying value of the convertible notes.

14.	Compound derivative liabilities

The Company’s derivative financial instruments (liabilities) consisted of a compound embedded derivative that originated in connection with the Company’s Convertible Note Payable and Warrant Financing Arrangement. Derivative liabilities are carried at fair value. As discussed in Note 13 above, the Company redeemed the convertible notes on the Redemption Date. Therefore, the fair value of the derivative liabilities related to all the convertible notes as of the Redemption Date was included in the carrying value of the convertible notes for the calculation of gain on redemption in May 2012. The following table summarizes the compound derivative liabilities as of September 30, 2012 and December 31, 2011 (figures are in thousands of USD):

Financial Instrument	September 30, 2012	December 31, 2011
Compound derivative liability	$-	$559
Common shares to which the derivative liability is linked	-	3,328

Changes in the fair value of compound derivative liabilities are recorded in loss (gain) on change in fair value of derivative in the income statement. The following table summarizes the components of loss (gain) on change in fair value of derivative arising from fair value adjustments and other changes to compound derivative liabilities during the nine months ended September 30, 2012 and 2011 (figures are in thousands of USD):

	Nine Months Ended September 30,
	2012	2011
Balances at January 1	$559	$25,272
Decrease due to convertible notes conversion on March 1, 2011	-	(3,741)
Decrease due to convertible notes conversion on May 25, 2012	(1,008)	-
Loss (gain) in fair value adjustments (1)	449	(19,374)
Balances at September 30	$-	$2,157

(1).	Recorded in the loss (gain) on change in fair value of derivative line in the condensed unaudited consolidated statements of operations and comprehensive income.

The Company’s embedded conversion option derivative represents the conversion option, term-extending option, certain redemption and put features in the Company’s convertible notes payable. See Note 13 for additional information about the Company’s convertible notes payable. The features embedded in the convertible notes were combined into one compound embedded derivative that the Company measured at fair value using the Monte Carlo valuation technique. Monte Carlo simulates multiple outcomes over the period to maturity using multiple assumption inputs. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of May 25, 2012 (Redemption Date), September 30, 2011 and December 31, 2011.

	Range
May 25, 2012 Assumptions:	Low	High	Equivalent
Volatility	65.33%	102.57%	79.02%
Market adjusted interest rates	5.89%	17.95%	11.97%
Credit risk adjusted rates	16.87%	16.87%	16.87%
Implied expected life (years)	-	-	0.73

	Range
December 31, 2011 Assumptions:	Low	High	Equivalent
Volatility	51.63%	69.66%	60.40%
Market adjusted interest rates	15.38%	21.87%	18.52%
Credit risk adjusted rates	17.17%	17.17%	17.17%
Implied expected life (years)	-	-	1.13

	Range
September 30, 2011 Assumptions:	Low	High	Equivalent
Volatility	49.84%	76.78%	63.59%
Market adjusted interest rates	9.46%	18.13%	15.06%
Credit risk adjusted rates	17.43%	17.43%	17.43%
Implied expected life (years)	-	-	1.36

15.	Accrued expenses and other payables

The Company’s accrued expenses and other payables at September 30, 2012 and December 31, 2011 are summarized as follows (figures are in thousands of USD):

	September 30, 2012	December 31, 2011
Accrued expenses	$2,252	$2,802
Accrued interest (1)	82	626
Other payables	2,636	1,573
Warranty reserves (2)	16,476	16,809
Dividends payable to noncontrolling interests	705	808
	$22,151	$22,618

(1)	The accrued interest of $0.1 million as of September 30, 2012 represented the credit facility interest on the date of drawdown. The accrued interest of $0.6 million as of December 31, 2011 represented coupon interest on convertible notes to be paid every six months (see Note 13).

(2)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the nine months ended September 30, 2012 and 2011, and for the year ended December 31, 2011, the warranties activities were as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2012	2011	2011
Balance at the beginning of period	$16,809	$13,944	$13,944
Additions during the period	6,865	8,013	11,485
Settlement within period, by cash or actual material	(6,661)	(6,099)	(9,332)
Foreign currency translation gain (loss)	(105)	588	712
Decrease for warranty related to the subsidiary sold	(432)	-	-
Balance at end of period	$16,476	$16,446	$16,809

16.	Accrued make-whole redemption interest expense of convertible notes

In February 2008, the Company sold to two accredited institutional investors the convertible notes, with a scheduled maturity date of February 15, 2013. Pursuant to the terms of the convertible notes, on each of February 15, 2010 and February 15, 2011, the convertible note holders had the right, in their sole discretion, to require that the Company redeem the convertible notes in whole but not in part, by delivering written notice thereof to the Company. The portion of the convertible note subject to redemption pursuant to such annual redemption right would have been redeemed by the Company in cash at a price equal to the sum of the conversion amount being redeemed and the Annual Redemption Make Whole Amount. The “Annual Redemption Make Whole Amount” means a premium to the conversion amount such that the total amount received by the convertible notes holder upon any annual redemption represents a gross yield on the original principal amount of eleven percent (11%), with interest computed on the basis of the actual number of days elapsed over a 360-day year. On February 15, 2011, the remaining convertible notes holder did not exercise its annual redemption right. Subsequently, the Company redeemed all the convertible notes and paid a redemption amount of $32.4 million to LBCCA Liquidator on the Redemption Date.

For the nine months ended September 30, 2012 and 2011, and for the year ended December 31, 2011, the activities of accrued provision on make-whole redemption interest pursuant to the terms of convertible notes were as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2012	2011	2011
Balance at beginning of the period	$7,616	$6,631	$6,631
Amounts provided for during the period	1,073	1,839	2,487
Decrease due to redemption of convertible notes (Note 13)	(8,689)	-	-
Decrease due to conversion of convertible notes (Note 13)	-	(1,502)	(1,502)
Balance at end of period	$-	$6,968	$7,616

The amounts provided for during the periods are included in financial expenses, net (see Note 20).

17.	Taxes payable

The Company’s taxes payable at September 30, 2012 and December 31, 2011 are summarized as follows (figures are in thousands of USD):

	September 30, 2012	December 31, 2011
Value-added tax payable	$4,026	$1,514
Income tax payable	1,827	424
Other tax payable	279	91
	$6,132	$2,029

18.	Advances payable

On September 30, 2012 and December 31, 2011, advances payable by the Company were $3.2 million and $1 million, respectively.

The amounts mainly represent advances made by the Chinese government to the Company as subsidies related to the improvement of production capacities and development of new products and technologies. For the government subsidies with no further conditions to be met, the amounts are recorded as other income when received; for the amounts with certain operating conditions, the government subsidies are recorded as advance payable when received and will be recorded as a deduction of related expenses when the conditions are met.

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

When the statutory surplus reserve reaches 50% of the registered capital of a company, additional reserve is no longer required. However, the reserve cannot be distributed to joint venture partners. Based on the business licenses of the PRC subsidiaries, the registered capital of Henglong, Jiulong, Shenyang, Zhejiang, USAI, Jielong, Wuhu, Hubei Henglong and Chongqing are $10.0 million, $4.2 million (equivalent to RMB35.0 million), $8.1 million (equivalent to RMB67.5 million), $7.0 million, $2.6 million, $6.0 million, $3.8 million (equivalent to RMB30.0 million), $39 million and $9.5 million (equivalent to RMB60.0 million), respectively.

During the nine months ended September 30, 2012 and 2011, the parent company did not declare any dividend or appropriate any statutory reserves, and the subsidiaries appropriated statutory reserves of $0.9 million and $0.3 million, respectively, in respect of the dividends declared.

20.	Financial expenses, net

During the three months and nine months ended September 30, 2012 and 2011, the Company recorded financial expenses, net which are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,
	2012	2011
Coupon interest and make-whole redemption interest	$-	$906
Interest expense	819	192
Interest income	(409)	(175)
Foreign exchange gain, net	5	289
(Gain) loss of note discount, net	(7)	40
Handling charge	29	29
Total	$437	$1,281

	Nine Months Ended September 30,
	2012	2011
Coupon interest and make-whole redemption interest	$1,551	$2,692
Interest expense	1,273	427
Interest income	(981)	(673)
Foreign exchange gain, net	(89)	232
(Gain) loss of note discount, net	(32)	90
Handling charge	128	119
Total	$1,850	$2,887

21.	Gain (loss) on change in fair value of derivative

During the three months and nine months ended September 30, 2012 and 2011, the Company recorded gain (loss) on change in fair value of derivative is summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,
	2012	2011
Gain from change of fair value of compound derivative liabilities	$-	$7,788

	Nine Months Ended September 30,
	2012	2011
Gain (loss) from change of fair value of compound derivative liabilities	$(449)	$19,374

During the nine months ended September 30, 2012, the Company’s common stock market price rose to $3.82 on the Redemption Date, as compared to $3.30 at the beginning of 2012. Thus, the intrinsic value of the embedded conversion feature in financial instruments increased and the fair value of compound derivative liabilities increased, resulting in an increase in loss on change in fair value of derivatives.

During the three months ended September 30, 2011, the Company’s common stock market price dropped to $4.72 from $8.63 at the end of the prior quarter. Thus, the intrinsic value of the embedded conversion feature in financial instruments decreased, the fair value of compound derivative liabilities decreased, and the gain on change in fair value of derivatives increased (see Note 14).

During the nine months ended September 30, 2011, the Company’s common stock market price dropped to $4.72 from $13.62 at the beginning of 2011. Thus, the intrinsic value of the embedded conversion feature in financial instruments decreased, the fair value of compound derivative liabilities decreased, and the gain on change in fair value of derivatives increased (see Note 14).

22.	Gain on convertible notes conversion

During the nine months ended September 30, 2011, the Company recognized a gain of $1.6 million for convertible notes conversion in March 2011. There was no convertible note converted in the same period of 2012. The gain on convertible notes conversion represent the difference between the market price of the common stock and the conversion consideration (see Note 13).

23.	Gain on redemption of convertible notes

During the nine months ended September 30, 2012, the Company recognized a gain of $1.4 million for redemption of convertible notes in May 2012. There were no convertible notes redeemed in the same period of 2011. The gain on redemption of convertible notes represents the difference between the redemption amount and the carrying value of the convertible notes (see Note 13).

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

Pursuant to the New China Income Tax Law and the Implementing Rules (“New CIT”) which were effective as of January 1, 2008, dividends generated after January 1, 2008 and payable by a foreign-invested enterprise to its foreign investors will be subject to a 10% withholding tax if the foreign investors are considered as non-resident enterprises without any establishment or place within China or if the dividends payable have no connection with the establishment or place of the foreign investors within China, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

Genesis, the Company’s wholly-owned subsidiary and the direct holder of the equity interests in the Company’s subsidiaries in China, is incorporated in Hong Kong. According to the Mainland and Hong Kong Taxation Arrangement, dividends paid by a foreign-invested enterprise in China to its direct holding company in Hong Kong will be subject to withholding tax at a rate of no more than 5%, if the foreign investor owns directly at least 25% of the shares of the foreign-invested enterprise. Under the New CIT, if Genesis is regarded as a non-resident enterprise and therefore is required to pay a 5% withholding tax for any dividends payable to it from the PRC subsidiaries.

The Company provides for deferred income taxes on the unremitted earnings of foreign subsidiaries unless such earnings are deemed to be permanently reinvested outside the United States. During the nine months ended September 30, 2012 and 2011, the Company had a gross U.S. deferred income taxes of $0.03 million and $0.4 million, respectively, on foreign earnings of $0.5 million and $2.4 million, respectively, that it considered not permanently reinvested outside the United States.

As of September 30, 2012, the Company still has undistributed earnings of approximately $117.7 million from investment in the PRC subsidiaries that are considered permanently reinvested. Had the undistributed earnings been considered not permanently reinvested, the tax provision of approximately $5.9 million would have been provided for.

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

During 2009, Shenyang was awarded the title of “Advanced Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2009, 2010 and 2011. The government needs to re-assess whether Shenyang is entitled to “Advanced Technology Enterprise” status in 2012 and, if approved, the term of the said tax rate will be extended for another three years. If Shenyang fails to pass the re-assessment by the government, it would be subject to a tax rate of 25%. As of September 30, 2012, the re-assessment was still in progress, and a tax rate of 25% has been used for income tax calculation since January 1, 2012.

According to the New CIT, Wuhu has been subject to income tax at a rate of 11%, 12%, and 12.5%, respectively, for 2010, 2011 and 2012; Jielong has been subject to tax at a rate of 12.5% in 2010 and 2011, and 25% in 2012. Hubei Henglong has been subject to tax at a rate of 12.5% from 2010 to 2012. USAI and Testing Center were exempted from income tax in 2009, and each has been subject to income tax at a rate of 12.5% in 2010 and 2011, and 25% in 2012.

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over BRL 0.24 million. The Company has no assessable income in Brazil for the nine months ended September 30, 2012 and 2011, and the year ended December 31, 2011.

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and has no assessable income in Hong Kong for the nine months ended September 30, 2012 and 2011, and the year ended December 31, 2011.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made as the Company has no assessable income in the United States for the nine months ended September 30, 2012 and 2011, and for the year ended December 31, 2011.

The effective tax rate increased to 16.3% for the three months ended September 30, 2012 from 8.3% for the same period in 2011, which was primarily due to the permanent difference of gain on change in the fair value of derivative recorded in the third quarter of 2011. Since the derivative has been settled in the second quarter of 2012 pursuant to the redemption of convertible notes, there was no similar permanent difference in the third quarter of 2012.

25.	Discontinued operations - Zhejiang

Zhejiang is mainly engaged in the production and sales of power steering pumps. Given the power steering pump business has slowly lost its market share in the recent years due to market competition, lower market demand and replacement of hydraulic pressure steering by electric power steering, the Company sold its 51% equity interest in Zhejiang to Vie Group, the non-controlling shareholder of Zhejiang, on May 21, 2012, the “Zhejiang Sale”. Pursuant to ASC Topic 205-20, Presentation of Financial Statements—Discontinued Operations, the business of Zhejiang, the “Zhejiang business,” is considered as a discontinued operation because: (a) the operations and cash flows of Zhejiang will be eliminated from the Company’s operations as the Company will not continue to purchase power steering pumps from Zhejiang starting from August 2012; and (b) the Company would not have the ability to influence the operation or financial policies of Zhejiang subsequent to the sale. Before the sale, Zhejiang was identified as a product sector for the sales of power steering pumps of the Company, please see Note 31 for the details of segment reporting. For the three months ended September 30, 2012 and 2011, the purchases from Zhejiang by the Company amounted to $0 and $1.3 million, respectively; and for the nine months ended September 30, 2012 and 2011, the purchases from Zhejiang by the Company amounted to $0.5 million and $1.6 million, respectively, which were eliminated for the preparation of the consolidated financial statements before the disposition of Zhejiang.

The unaudited consolidated statements of operations of the Company have been adjusted to reflect the discontinued Zhejiang business for the periods presented (figures are in thousands of USD).

	Three Months Ended September 30, 2011
	Prior reported amount (a)	Adjusted as discontinued operations (b)	Adjusted amount (c)=(a)-(b)

Net product sales
Unrelated parties	$67,185	$3,923	$63,262
Related parties	7,818	166	7,652
	75,003	4,089	70,914
Cost of product sold
Unrelated parties	58,374	2,878	55,496
Related parties	2,842	12	2,830
	61,216	2,890	58,326
Gross profit	13,787	1,199	12,588
Net gain on other sales	466	-	466
Operating expenses:
Selling expenses	2,171	161	2,010
General and administrative expenses	3,414	286	3,128
R&D expenses	2,709	243	2,466
Total operating expenses	8,294	690	7,604
Operating income	5,959	509	5,450
Other income, net	49	-	49
Financial expenses, net	(1,279)	2	(1,281)
Loss on change in fair value of derivative	7,788	-	7,788
Income (loss) before income tax expenses and equity in earnings of affiliated companies	12,517	511	12,006
Less: Income taxes	1,069	77	992
Add: Equity in earnings of affiliated companies	43	-	43
Income from continuing operations	-	(11,057)	11,057
Discontinued operations - net of income tax	-	(434)	434
Net income	11,491	-	11,491
Net income attributable to noncontrolling interest	1,382	-	1,382
Net income attributable to parent company	10,109	-	10,109
Allocation to convertible notes holders	(1,071)	-	(1,071)
Net income attributable to parent company’s common shareholders	$9,038	$-	$9,038
Basic	$0.32	$0.32	$-
Income from continuing operations attributable to shareholders	-	(0.31)	0.31
Income per share from discontinued operations	-	(0.01)	0.01
Diluted	0.10	0.10	-
Income from continuing operations attributable to shareholders	-	(0.09)	0.09
Income per share from discontinued operations	$-	$(0.01)	$0.01

	Nine Months Ended September 30, 2011
	Prior reported amount (a)	Adjusted as discontinued operations (b)	Adjusted amount (c)=(a)-(b)

Net product sales
Unrelated parties	$218,048	$12,505	$205,543
Related parties	30,475	521	29,954
	248,523	13,026	235,497
Cost of product sold
Unrelated parties	186,978	9,405	177,573
Related parties	12,972	114	12,858
	199,950	9,519	190,431
Gross profit	48,572	3,506	45,066
Net gain on other sales	1,360	(15)	1,375
Operating expenses:
Selling expenses	7,123	470	6,653
General and administrative expenses	10,869	579	10,290
R&D expenses	6,609	623	5,986
Total operating expenses	24,601	1672	22,929
Operating income	25,331	1819	23,512
Other income, net	155	-	155
Financial expenses, net	(2,901)	14	(2,887)
Gain on change in fair value of derivative	19,374	-	19,374
Gain on convertible notes conversion	1,564	-	1,564
Income (loss) before income tax expenses and equity in earnings of affiliated companies	43,521	1,804	41,717
Less: Income taxes	4,315	270	4,045
Add: Equity in earnings of affiliated companies	129	-	129
Income from continuing operations	-	(37,801)	37,801
Discontinued operations - net of income tax	-	(1,534)	1,535
Net income	39,336	-	39,336
Net income attributable to noncontrolling interest	5,241	-	5,241
Net income attributable to parent company	34,095	-	34,095
Allocation to convertible notes holders	(3,831)	-	(3,831)
Net income attributable to parent company’s common shareholders	$30,264	$-	$30,264
Net income (loss) attributable to parent company’s common shareholders per share –
Basic	$1.09	$1.09	$-
Income from continuing operations attributable to shareholders	-	(1.06)	1.06
Income per share from discontinued operations	-	(0.03)	0.03
Diluted	0.50	0.50
Income from continuing operations attributable to shareholders	-	(0.48)	0.48
Income per share from discontinued operations	$-	$(0.02)	$0.02

The following table summarizes the results of the Zhejiang business included in the unaudited consolidated statements of operations as discontinued operations (figures are in thousands of USD).

	Three Months Ended September 30,
	2012	2011
Operational profit from component of discontinued operations, net of tax	$-	$434
Income from disposing component of discontinued operations, net of tax	$-	$-
Income from discontinued operations, net of tax	$-	$434

	Nine Months Ended September 30,
	2012	2011
Operational profit from component of discontinued operations, net of tax	$157	$1,534
Income from disposing component of discontinued operations, net of tax	2,494	-
Income from discontinued operations, net of tax	$2,651	$1,534

The following table summarizes the revenue and pretax profit of the Zhejiang business reported as discontinued operations (figures are in thousands of USD).

	Three Months Ended September 30,
	2012	2011
Revenue from component of discontinued operations	$-	$5,345
Pretax profit from component of discontinued operations	$-	$511

	Nine Months Ended September 30,
	2012	2011
Revenue from component of discontinued operations	$7,423	$14,650
Pretax profit from component of discontinued operations	$165	$1,804

Summarized assets and liabilities from the discontinued operations as of the disposal date were as follows (figures are in thousands of USD):

May 21, 2012
Assets of discontinued operations
Current assets	$20,735
Non-current assets	6,623
Total assets of discontinued operations	$27,358
Liabilities of discontinued operations
Current liabilities	16,823
Non-current liabilities	-
Total liabilities of discontinued operations	$16,823

For the nine months ended September 30, 2012, the Company recognized income of $2.8 million (before tax) on the Zhejiang Sale, which represents the difference between the total proceeds of $8.2 million and the Company’s share of Zhejiang’s net assets of $5.4 million, which approximates the fair value at the date of disposal.

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

The calculations of diluted income per share attributable to the parent company were (figures are in thousands of USD):

	Three Months Ended September 30,
	2012	2011
Numerator:
Net income attributable to the parent company	$3,404	$10,109
Allocation to convertible notes holders	-	(1,071)
Net income attributable to the parent company’s common shareholders – Basic	3,404	9,038
Dilutive effect of:
Add: Allocation to convertible notes holders	-	1,071
Add: Interest expenses of convertible notes payable	-	906
Less: Gain on change in fair value of derivative	-	(7,788)
Net income attributable to the parent company’s common shareholders – Diluted	$3,404	$3,227

Denominator:
Weighted average shares outstanding	28,260,302	28,083,534
Dilutive effects of stock options	578	92,197
Dilutive effect of convertible notes	-	3,328,264
Denominator for dilutive income per share – Diluted	28,260,880	31,503,995

Net income per common share attributable to parent company – Basic	$0.12	$0.32
Net income per common share attributable to parent company – Diluted	$0.12	$0.10

The calculations of diluted income from continuing operations per share attributable to the parent company were (figures are in thousands of USD):

	Three Months Ended September 30,
	2012	2011
Numerator:
Net income from continuing operations	$4,400	$11,057
Net income from continuing operations attributable to noncontrolling interest	996	1,170
Net income from continuing operations attributable to shareholders	3,404	9,887
Allocation to convertible notes holders	-	(1,047)
Net income from continuing operations attributable to the parent company’s common shareholders – Basic	3,404	8,840
Dilutive effect of:
Add: Allocation to convertible notes holders	-	1,047
Add: Interest expenses of convertible notes payable	-	906
Less: Gain on change in fair value of derivative	-	(7,788)
Net income from continuing operations attributable to the parent company’s common shareholders – Diluted	$3,404	$3,005

Denominator:
Weighted average shares outstanding	28,260,302	28,083,534
Dilutive effects of stock options	578	92,197
Dilutive effect of convertible notes	-	3,328,264
Denominator for dilutive income per share – Diluted	28,260,880	31,503,995

Net income from continuing operations per common share attributable to parent company – Basic	$0.12	$0.31
Net income from continuing operations per common share attributable to parent company – Diluted	$0.12	$0.09

The following table summarizes potential common shares outstanding excluded from the calculation of diluted income per share for the three months ended September 30, 2012 and 2011, because such an inclusion would have an anti-dilutive effect (figures are in thousands of USD).

	Three Months Ended September 30,
	2012	2011

Shares issuable under stock options	67,500	52,500
Total	67,500	52,500

The calculations of diluted income per share attributable to the parent company were (figures are in thousands of USD):

	Nine Months Ended September 30,
	2012	2011
Numerator:
Net income attributable to the parent company	$15,657	$34,095
Allocation to convertible notes holders	(925)	(3,831)
Net income attributable to the parent company’s common shareholders – Basic	14,732	30,264
Dilutive effect of:
Add: Allocation to convertible notes holders	-	3,831
Add: Interest expenses of convertible notes payable	-	2,691
Less: Gain on change in fair value of derivative	-	(19,374)
Less: Gain on convertible notes conversion	-	(1,564)
Net income attributable to the parent company’s common shareholders – Diluted	$14,732	$15,848

Denominator:
Weighted average shares outstanding	28,260,302	27,881,821
Dilutive effects of stock options	1,227	119,455
Dilutive effect of convertible notes	-	3,529,977
Denominator for dilutive income per share – Diluted	28,261,529	31,531,253

Net income per common share attributable to parent company – Basic	$0.52	$1.09
Net income per common share attributable to parent company – Diluted	$0.52	$0.50

The calculations of diluted income from continuing operations per share attributable to the parent company were (figures are in thousands of USD):

	Nine Months Ended September 30,
	2012	2011
Numerator:
Net income from continuing operations	$16,285	$37,801
Net income from continuing operations attributable to noncontrolling interest	3,203	4,489
Net income from continuing operations attributable to shareholders	13,082	33,312
Allocation to convertible notes holders	(773)	(3,744)
Net income from continuing operations attributable to the parent company’s common shareholders – Basic	12,309	29,568
Dilutive effect of:
Add: Allocation to convertible notes holders	-	3,744
Add: Interest expenses of convertible notes payable	-	2,691
Less: Gain on change in fair value of derivative	-	(19,374)
Less: Gain on convertible notes conversion	-	(1,564)
Net income from continuing operations attributable to the parent company’s common shareholders – Diluted	$12,309	$15,065

Denominator:
Weighted average shares outstanding	28,260,302	27,881,821
Dilutive effects of stock options	1,227	119,455
Dilutive effect of convertible notes	-	3,529,977
Denominator for dilutive income per share – Diluted	28,261,529	31,531,253

Net income from continuing operations per common share attributable to parent company – Basic	$0.44	$1.06
Net income from continuing operations per common share attributable to parent company – Diluted	$0.44	$0.48

The following table summarizes potential common shares outstanding excluded from the calculation of diluted income per share for the nine months ended September 30, 2012 and 2011, because such an inclusion would have an anti-dilutive effect (figures are in thousands of USD).

	Nine Months Ended September 30,
	2012	2011

Shares issuable under stock options	60,000	37,500
Shares issuable pursuant to convertible notes	1,775,074	-
Total	1,835,074	37,500

27.	Significant concentrations

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

During the nine months ended September 30, 2012, the Company’s ten largest customers accounted for 73.4% of its consolidated net sales, with each of the two largest customers individually accounting for more than 10% of consolidated net sales, i.e., 12.2% and 10.5% individually, or an aggregate of 22.7%. At September 30, 2012, approximately 20.4% of accounts receivable were from trade transactions with the aforementioned two customers, one of them with a receivables balance of more than 10% of total accounts receivable, i.e., 12%.

During the nine months ended September 30, 2011, the Company’s ten largest customers accounted for 73.1% of its consolidated net sales, with each of the two largest customers individually accounting for more than 10% of consolidated net sales, i.e., 12.0% and 10.0% individually, or an aggregate of 22.0%. At September 30, 2011, approximately 16.5% of accounts receivable were from trade transactions with the aforementioned two customers.

28.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended September 30,
	2012	2011
Merchandise sold to Related Parties	$2,939	$7,652
Equipment sold to Related Parties	82	-
	$3,021	$7,652

	Nine Months Ended September 30,
	2012	2011
Merchandise sold to Related Parties	$19,325	$29,954
Equipment sold to Related Parties	82	-
	$19,407	$29,954

Related purchases

	Three Months Ended September 30,
	2012	2011
Materials purchased from related parties	$4,452	$2,830
Technology purchased from Related Parties	433	263
Equipment purchased from related parties	402	807
Total	$5,287	$3,900

	Nine Months Ended September 30,
	2012	2011
Materials purchased from related parties	$14,137	$12,858
Technology purchased from Related Parties	433	325
Equipment purchased from related parties	2,169	3,079
Total	$16,739	$16,262

Related receivables

	September 30, 2012	December 31, 2011
Accounts receivable	$9,432	$11,519
Other receivables	1,071	500
Total	$10,503	$12,019

Related advances

	September 30, 2012	December 31, 2011
Advanced equipment payment to Related Parties	$4,276	$3,712
Advanced payments and others to Related Parties	446	630
Total	$4,722	$4,342

Related payables

	September 30, 2012	December 31, 2011
Accounts payable	$3,713	$2,053

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

Related parties pledged certain land use rights and buildings as security for the Company’s credit facilities provided by banks.

As of November 8, 2012, Hanlin Chen, Chairman, owns 63.2% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

29.	Commitments and contingencies

Legal proceedings

Securities Action – Southern District of New York.  On October 25, 2011, a purported securities class action (the “Securities Action”) was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period from May 12, 2009 through March 17, 2011. The amended complaint alleges that the Company, certain of its present officers and directors and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and seeks unspecified damages. The Company has filed a motion to dismiss the amended complaint, which was fully briefed on April 18, 2012. On August 8, 2012, the court denied the Company’s motion to dismiss the amended complaint.  On September 4, 2012, the Company filed an answer to the amended complaint.  The Company continues to believe that the allegations in the complaint are without merit and intends to defend itself vigorously against the claims.

Derivative Action – Delaware Chancery Court.  On December 23, 2011, a purported shareholder derivative action was filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”) on behalf of the Company. The complaint alleges that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of convertible notes issued in February, 2008. On January 25, 2012, a second purported shareholder derivative action was filed in the Court of Chancery on behalf of the Company. On February 3, 2012, the Court of Chancery consolidated the two cases, which were stayed pending the outcome of the motion to dismiss in the Securities Action.  On October 23, 2012, the derivative plaintiffs filed a consolidated amended complaint on behalf of the Company.  The consolidated complaint alleges that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of the convertible notes issued in February 2008. The consolidated complaint sets forth three causes of action for breach of fiduciary duties, unjust enrichment and insider trading.  The Company believes the allegations in the shareholder suit are without merit, and intends to defend itself vigorously against the claims.

The above-referenced actions do not specify an amount of damages that the plaintiffs seek. Moreover, because these matters are in early stages, the Company cannot determine whether an adverse outcome is probable, nor can it provide a reasonable estimate of potential losses related to these matters. Although the Company believes that it has meritorious defenses to each of these actions and intends to defend them vigorously, an adverse outcome in one or more of these matters could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

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

 Other commitments and contingencies

In addition to the convertible notes, bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of September 30, 2012 (figures are in thousands of USD):

	Payment obligations by period
	2012 (1)	2013	2014	2015	Thereafter	Total
Obligations for service agreements	$836	$-	$-	$-	$-	$836
Interest on short-term bank loan	398	502	-	-	-	900
Obligations for purchasing agreements	8,623	2,752	116	-	-	11,491
Total	$9,857	$3,254	$116	$-	$-	$13,227

(1)	Remaining 3 months in 2012.

30.	Off-balance sheet arrangements

At September 30, 2012 and 2011, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of September 30, 2012 and 2011, the Company had eleven product sectors, five of them were principal profit makers, which were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong). The other six sectors were engaged in the production and sale of sensor modular (USAI), EPS (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong, established in 2012), trade (Brazil Henglong, established in 2012), and the holding company (Genesis). Since the revenues, net income and net assets of these six sectors are less than 10% of its segment in the condensed unaudited consolidated financial statements, the Company incorporated these six sectors into “Other Sectors.”

Hubei Henglong, which is mainly engaged in manufacturing automobile power steering products for export to the U.S. market, was previously included in “Other Sectors”. Sales in Hubei Henglong have increased in recent years, as part of management’s strategy for expanding sales to non-PRC based markets. Since the fourth quarter of 2011, Hubei Henglong has become a principal profit center and, considering its significant impact on the Company’s performance, is now reported Hubei Henglong separately. The summary below presents, a reclassification for previous periods to conform to current period presentation. Such reclassifications have no effect on previously reported results of operations.

As discussed in Discontinued Operation - Zhejiang (see Note 25) above, Zhejiang was identified as a product sector for the sales of power steering pumps of the Group prior to disposal on May 21, 2012. After the Company sold its 51% equity interest in Zhejiang on May 21, 2012 and presented it as a discontinued operation, the Company has adjusted the information for Zhejiang’s business in segment reporting for the same period in 2011.

The Company’s product sector information from continuing operations is as follows (figures are in thousands of USD):

	Net Sales		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011

Henglong	$39,062	$39,297	$4,117	$4,879
Jiulong	15,377	15,370	284	426
Shenyang	7,314	7,781	402	541
Wuhu	7,414	8,556	729	(102)
Hubei Henglong	9,982	5,238	613	(57)
Other Sectors	6,635	9,045	(1,105)	(511)
Total Segments	85,784	85,287	5,040	5,176
Corporate	-	-	(687)	12,435
Eliminations	(12,600)	(14,373)	47	(6,554)
Total consolidated from continuing operations	$73,184	$70,914	$4,400	$11,057

	Net Sales		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012		2011

Henglong	$123,713	$141,006	$14,248		$19,048
Jiulong	54,572	52,416	1,276		2,106
Shenyang	21,090	22,498	628		1,065
Wuhu	24,208	25,689	581		(223)
Hubei Henglong	29,653	14,814	8,946	(1)	526
Other Sectors	28,160	30,092	390		(1,785)
Total Segments	281,396	286,515	26,069		20,737
Corporate	-	-	3,424		23,059
Eliminations	(46,914)	(51,018)	(13,207	)(1)	(5,995)
Total consolidated from continuing operations	$234,482	$235,497	$16,285		$37,801

(1)	$7 million included in the balance was income from investment of Henglong, which has been eliminated at the consolidation level.

32.	Subsequent events

On August 28, 2012, the Company announced that its board of directors had approved a share repurchase program of up to $5.0 million for its outstanding common shares over the next 12 months. Pursuant to this program, the Company has repurchased 217,283 shares of its common shares with total consideration of $ 1.0 million from October 1, 2012 to the date of this Report.

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

Most of the Company’s production and research and development institutes are located in China. The Company has approximately 3,000 employees dedicated to design, development, manufacture and sales of its products. By leveraging its extensive experience, innovative technology and geographic strengths, the Company aims to grow leading positions in automotive power steering systems and to further improve overall margins, long-term operating profitability and cash flows. To achieve these goals and to respond to industry factors and trends, the Company is continuing work to improve its operations and business structure and achieve profitable growth.

Corporate Structure

The Company, through its subsidiaries, engages in the manufacture and sales of automotive systems and components. Great Genesis Holdings Limited, a company incorporated in Hong Kong on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company and the holding company of the Company’s joint ventures in the PRC. Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development support. CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong,” was established by Hubei Henglong Automotive System Group Co., Ltd. (formerly known as Jingzhou Hengsheng Automotive System Co., Ltd), “Hubei Henglong,” as a Sino-foreign joint venture company with two Brazilian citizens in Brazil in August 2012.

For more information on the Company’s corporate structure, including the recently completed reorganization of certain PRC-based subsidiaries and the Zhejiang Sale, please see Note 1, “Organization and Business” and Note 25, “Discontinued operations – Zhejiang” under Item 1 – “Financial Statements” of Part I in this Report.

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

The Company considers an accounting estimate to be critical if:

—	It requires the Company to make assumptions about matters that were uncertain at the time it was making the estimate, and

—	Changes in the estimate or different estimates that the Company could have selected would have had a material impact on the Company’s financial condition or results of operations.

The table below presents information about the nature and rationale for the Company’s critical accounting estimates:

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors
Accrued liabilities and other long-term liabilities	Warranty obligations	Estimating warranty requires the Company to forecast the resolution of existing claims and expected future claims on products sold. VMs (Vehicle Manufacturers) are increasingly seeking to hold suppliers responsible for product warranties, which may impact the Company’s exposure to these costs.	The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	• VM sourcing • VM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments	The Company is required from time-to-time to review the recoverability of certain of its assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	• Future production estimates • Customer preferences and decisions

Accounts and notes receivables	Provision for doubtful accounts and notes receivable	Estimating the provision for doubtful accounts and notes receivable requires the Company to analyze and monitor each customer’s credit standing and financial condition regularly. The Company grants credit to its customers, generally on an open account basis. It will impact the Company’s expense disclosure and results of operations if such estimate is improper.	The Company grants credit to its customers for three to four months based on each customer’s current credit standing and financial data. The Company assesses the allowance on an individual customer basis, under normal circumstances. The Company records provision for bad debts based on specific identification methods.	• Customers’ credit standing and financial condition

Deferred income taxes	Recoverability of deferred tax assets	The Company is required to estimate whether recoverability of its deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.	The Company uses historical and projected future operating results, based upon approved business plans, including a review of the eligible carry forward period, tax planning opportunities and other relevant considerations.	• Tax law changes • Variances in future projected profitability, including by taxing entity

Convertible notes payable, warrant liabilities, compound derivative liabilities	Warrant liabilities and compound derivative liabilities	The Company is required to estimate the fair value of warrant liabilities and compound derivative liabilities at the beginning and end of each reporting period.	The Company uses Black-Scholes option pricing model to determine fair value of warrant; uses Monte Carlo simulation (“MCS”) valuation techniques to determine fair value of compound derivative liabilities.	• Expected volatility • Risk-free rate •interest market risk • Credit risk • Redemption activities before maturity

Tax payable and deferred tax assets/liabilities	Uncertain tax positions	The Company is required to determine and assess all material positions, including all significant uncertain positions in all tax years that are still subject to assessment or challenge under relevant tax statutes.	The Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.	• An allocation or a shift of income between jurisdictions
• The characterization of income or a decision to exclude reporting taxable income in a tax return
• A decision to classify a transaction, entity, or other position in a tax return as tax exempt

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

Recent Accounting Pronouncements

Please see Note 2 to the Condensed Unaudited Consolidated Financial Statements under Item 1 of Part I of this Report.

Results of Operations

Results of Operations—Three Months Ended September 30, 2012 and 2011

	Net Sales				Cost of Sales
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2012	2011	Change		2012	2011	Change
Henglong	$39,062	$39,297	$(235)	-0.6%	$30,855	$30,885	$(30)	0.1%
Jiulong	15,377	15,370	7	0.0	13,776	13,455	321	2.4
Shenyang	7,314	7,781	(467)	-6.0	6,254	6,670	(416)	-6.2
Wuhu	7,414	8,556	(1,142)	-13.3	6,802	8,385	(1,583)	-18.9
Hubei Henglong (1)	9,982	5,238	4,744	90.6	9,033	4,617	4,416	95.6
Other Sectors	6,635	9,045	(2,410)	-26.6	6,614	8,804	(2,190)	-24.9
Elimination	(12,600)	(14,373)	1,773	-12.3	(12,651)	(14,490)	1,839	-12.7
Total	$73,184	$70,914	$2,270	3.2%	$60,683	$58,326	$2,357	4.0%

(1)	Hubei Henglong was previously included in “Other Sectors.” The Company is now reporting Hubei Henglong as a separate sector, as it has recently become a principal profit center. As such, a reclassification has been made to all periods presented to conform to the current period presentation. Such reclassifications have no effect on previously reported results of operations.

Net Sales

Net sales were $73.2 million for the three months ended September 30, 2012, compared with $70.9 million for the same period in 2011, representing an increase of $2.3 million, or 3.2%. The increase was mainly due to the increased sales of newly developed products to North America and continuing growth of automotive market demand in China, which was further encouraged by an incentive policy issued by the Chinese government relating to purchase of low-emission cars and fuel-efficient cars in May 2012. The increase in sales also reflects the positive impact of volume growth of $21.5 million and movements in foreign exchange rates of $0.2 million which were offset by the decline in average selling price with an impact of $19.4 million. Further analysis is as follows:

─	Net sales for Henglong were $39.1 million for the three months ended September 30, 2012, compared with $39.3 million for the same period in 2011, representing a decrease of $0.2 million, or 0.6%, which was mainly due to the decrease in selling prices as a result of fierce competition among certain customers. During the three months ended September 30, 2012, the small net sales increase was mainly due to the improvement in quality and decrease in selling price of our products, which led to an increase in purchase of our products by the joint-brands auto companies. An increase in sales volume led to a sales increase of $14.8 million, a decrease in selling price led to a sales decrease of $15.1 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.1 million.

─	Net sales for Jiulong were $15.4 million for the three months ended September 30, 2012, which was consistent with $15.4 million for the same period in 2011, which was mainly due to an increase in sales volume with a sales increase of $0.9 million due to an increase in the demand for commercial vehicles in the Chinese market and the effect of foreign currency translation of the RMB against the U.S. dollar which led to a sales increase of $0.1 million, offset by a decrease in selling price which led to a sales decrease of $1.0 million.

─

Net sales for Shenyang were $7.3 million for the three months ended September 30, 2012, compared with $7.8 million for the same period in 2011, representing a decrease of $0.5 million, or 6%. The net sales decrease was mainly due to an increase in sales volumes with a sales increase of $1.5 million, a decrease in selling price which led to a sales decrease of $2.0 million.

─	Net sales for Wuhu were $7.4 million for the three months ended September 30, 2012, compared with $8.6 million for the same period in 2011, representing a decrease of $1.1 million, or 13.3%. Since the majority of the products of Wuhu were sold to local Chinese brand auto distributors, the decreasing demand for local Chinese brand autos from end customers due to the aggressive pricing strategy adopted by Sino-foreign joint brand auto distributors has led to the decrease in sales volumes and prices for Wuhu's products.

─	Net sales for Hubei Henglong were $10.0 million for the three months ended September 30, 2012, compared with $5.2 million for the same period in 2011, representing an increase of $4.8 million, or 90.6%. Hubei Henglong’s products were all sold to the United States, The net sales increase was mainly due to sales of the newly developed products to a United States customer. An increase in sales volumes led to a sales increase of $4.3 million and an increase in selling price led to a sales increase of $0.5 million.

─	Net sales for Other Sectors were $6.6 million for the three months ended September 30, 2012, compared with $9.0 million for the same period in 2011, representing a decrease of $2.4 million or 26.6%. In March, 2012, the Company introduced new steering products to the auto market to replace some of its old products. As the introduction of these new products was still at a very early stage, the total sales volume of Other Sectors in the third quarter of 2012 declined compared to the same period of 2011. The Company reduced the selling price of the new steering products as a promotion. The decrease in sales volume and selling price led to a decrease in sales by $0.8 million and $1.6 million, respectively. As a result, there was a decrease in sales for Other Sectors for the three months ended September 30, 2012.

Cost of Sales

For the three months ended September 30, 2012, the cost of sales was $60.7 million, compared with $58.3 million for the same period of 2011, representing an increase of $2.3 million, or 4.0%. The increase in the cost of sales was mainly due to the net effect of a net increase in sales volumes with a cost of sales increase of $23.2 million, a decrease in unit cost with a cost of sales decrease of $21.1 million and the appreciation of the RMB against the U.S. dollar with a cost of sales increase of $0.2 million. The decrease in the unit cost of sales was primarily due to a decrease in the cost of raw materials, such as steel. Further analysis is as follows:

─	Cost of sales for Henglong was $30.9 million for the three months ended September 30, 2012, which was consistent with $30.9 million for the same period of 2011. This was mainly due to an increase in sales volumes with a cost of sales increase of $17.9 million, which was offset by the adoption of technical innovations in the production processes in 2012 and a decrease in unit material costs which led to a cost of sales decrease of $18.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of sales increase of $0.1 million.

─	Cost of sales for Jiulong was $13.8 million for the three months ended September 30, 2012, compared with $13.5 million for the same period of 2011, representing an increase of $0.3 million, or 2.4%. The increase in cost of sales was mainly due to an increase in sales volumes with a cost of sales increase of $0.8 million, a decrease in unit cost with a cost of sales decrease of $0.6 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.1 million.

─	Cost of sales for Shenyang was $6.3 million for the three months ended September 30, 2012, compared with $6.7 million for the same period of 2011, representing a decrease of $0.4 million, or 6.2%. The decrease in cost of sales was mainly due to an increase in sales volumes with a cost of sales increase of $1.5 million and a decrease in unit cost with a cost of sales decrease of $1.9 million.

─	Cost of sales for Wuhu was $6.8 million for the three months ended September 30, 2012, compared with $8.4 million for the same period of 2011, representing a decrease of $1.6 million, or 18.9%. The decrease in cost of sales was mainly due to a decrease in sales volumes with a cost of sales decrease of $0.8 million and a decrease in unit cost which led to a cost of sales decrease of $0.8 million.

─	Cost of sales for Hubei Henglong was $9.0 million for the three months ended September 30, 2012, compared with $4.6 million for the same period of 2011, representing an increase of $4.4 million, or 95.6%. The increase in cost of sales was mainly due to an increase in sales volumes with a cost of sales increase of $3.7 million and an increase in unit cost which led to a cost of sales increase of $0.7 million.

─	Cost of sales for Other Sectors was $6.6 million for the three months ended September 30, 2012, compared with $8.8 million for the same period of 2011, representing a decrease of $2.2 million, or 24.9%. The decrease in cost of sales was mainly due to a decrease in sale volumes which led to a cost of sales decrease of $1.7 million and a decrease in unit cost which led to a cost of sales decrease of $0.5 million.

Gross margin was 17.1% for the three months ended September 30, 2012, representing a 0.7% decrease from 17.8% for the same period of 2011, which was primarily due to an increase in sales volumes of lower gross margin products of Hubei Henglong.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials and scraps. For the three months ended September 30, 2012, gain on other sales amounted to $0.7 million, while it amounted to $0.5 million for the same period of 2011, representing an increase of $0.2 million, or 40%, which was mainly due to an increase in materials and scraps sales.

Selling Expenses

Selling expenses were $2.4 million for the three months ended September 30, 2012, compared with $2.0 million for the same period of 2011, representing an increase of $0.4 million, or 21.2%, mainly due to an increase in salaries and wages expenses of salesmen, as a result of an increase in the number of salesmen.

General and Administrative Expenses

General and administrative expenses were $2.5 million for the three months ended September 30, 2012, compared with $3.1 million for the same period of 2011, representing a decrease of $0.6 million, or 20.5%, which was mainly due to decreases in salaries and wages expenses of administrative staff.

During the three months ended September 30, 2012, the Company paid lower performance bonuses to management as the Company did not achieve the performance targets pre-determined by the board of directors.

Research and Development Expenses

Research and development expenses were $2.8 million for the three months ended September 30, 2012, compared with $2.5 million for the three months ended September 30, 2011, representing an increase of $0.3 million, or 14.3%, which was mainly due to the development and trial production of EPS. In summary, expenses for mold improvement increased by $0.5 million, external technical support fees decreased by $0.6 million and the salaries and wages expenses of research and development related staff increased by $0.4 million.

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

Income from Operations

Income from operations was $5.5 million for the three months ended September 30, 2012, which was consistent with $5.5 million for the three months ended September 30, 2011, including a decrease of $0.1 million, or 0.7%, in gross profit, an increase of $0.2 million, or 51.1%, in gain on other sales, and an increase of $0.1 million, or 1.8%, in operating expenses.

Other Income, Net

Other income was $0.2 million for the three months ended September 30, 2012, compared to $0.1 million for the three months ended September 30, 2011, an increase of $0.1 million, primarily as a result of increased government subsidies.

Financial Expenses, Net

Financial expenses were $0.4 million for the three months ended September 30, 2012, compared to financial expenses of $1.3 million for the same period of 2011, representing a decrease of $0.9 million, or 65.8%, which is mainly due to a decrease in interest expenses of convertible notes as a result of the early redemption in May 2012.

Gain (Loss) on Change in Fair Value of Derivative

Gain on change in fair value of derivative was $7.8 million for the three months ended September 30, 2011, and there was no such gain for the three months ended September 30, 2012.

The Company had redeemed all convertible notes by May 2012. Therefore, there was no gain or loss on change of fair value of derivatives associated with convertible notes for the three months ended September 30, 2012.

 Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $5.2 million for the three months ended September 30, 2012, compared with $12.0 million for the three months ended September 30, 2011, a decrease of $6.7 million, or 56.2%, which was mainly due to an increase in other income of $0.1 million, a decrease in financial expenses of $0.9 million, and a decrease in gain on change in fair value of derivative of $7.7 million.

Income Taxes

Income tax expense was $0.9 million for the three months ended September 30, 2012, compared with $1.0 million of income tax expense for the three months ended September 30, 2011, a decrease of $0.1 million, or 10.2%, which was mainly due to a decrease of income before income tax. The effective tax rate increased to 16.9% for the three months ended September 30, 2012 from 8.3% for the same period in 2011, which was primarily due to the permanent difference of gain on change in the fair value of derivative recorded in the third quarter of 2011. Since the derivative has been settled in the second quarter of 2012 pursuant to the redemption of convertible notes, there is no similar permanent difference in the third quarter of 2012.

Income From Continuing Operations

Net income from continuing operations was $4.4 million for the three months ended September 30, 2012, compared with $11.0 million for the three months ended September 30, 2011, a decrease of $6.7 million, or 60.2%, which was mainly due to a decrease in income before income tax expenses and equity in earnings of affiliated companies of $6.6 million and a decrease in income taxes expenses of $0.1 million.

Net Income

Net income was $4.4 million for the three months ended September 30, 2012, compared with net income of $11.5 million for the three months ended September 30, 2011, representing a decrease of $7.1 million, or 61.7%, which was mainly due to a decrease in income from continuing operations of $6.7 million and a decrease in income from discontinued operations of $0.4 million.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests amounted to $1.0 million for the three months ended September 30, 2012, compared with $1.4 million for the three months ended September 30, 2011, representing a decrease of $0.4 million, or 27.9%, primarily due to the decrease in non-wholly owned subsidiaries’ net income.

Taking into account the Zhejiang Sale, the Company owns different equity interests in ten non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of September 30, 2012 and 2011. For the three months ended September 30, 2012 and 2011, the Company recorded $1.0 million and $1.2 million for the noncontrolling interests’ share in the earnings of the consolidated non-wholly owned subsidiaries, respectively.

Net Income Attributable to Parent Company

Net income attributable to parent company was $3.4 million for the three months ended September 30, 2012, compared with net income of $10.1 million for the three months ended September 30, 2011, a decrease of $6.7 million, reflecting a decrease in net income.

Results of Operations—Nine Months Ended September 30, 2012 and 2011

	Net Sales				Cost of Sales
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2012	2011	Change		2012	2011	Change
Henglong	$123,713	$141,006	$(17,293)	-12.3%	$97,062	$110,981	$(13,919)	-12.5%
Jiulong	54,572	52,416	2,156	4.1	47,457	45,435	2,022	4.5
Shenyang	21,090	22,498	(1,408)	-6.3	18,456	19,600	(1,144)	-5.8
Wuhu	24,208	25,689	(1,481)	-5.8	22,626	24,814	(2,188)	-8.8
Hubei Henglong (1)	29,653	14,814	14,839	100.2	26,362	12,648	13,714	108.4
Other Sectors	28,160	30,092	(1,932)	-6.4	25,828	28,782	(2,954)	-10.3
Elimination	(46,914)	(51,018)	4,104	-8.0	(46,820)	(51,829)	5,009	-9.7
Total	$234,482	$235,497	$(1,015)	-0.4%	$190,971	$190,431	$540	0.3%

(1)	Hubei Henglong was previously included in “Other Sectors.” The Company is now reporting Hubei Henglong as a separate sector, as it has recently become a principal profit center. As such, a reclassification has been made to all periods presented to conform to the current period presentation. Such reclassifications have no effect on previously reported results of operations.

Net Sales

Net sales were $234.5 million for the nine months ended September 30, 2012, compared with $235.5 million for the same period in 2011, a decrease of $1.0 million, or 0.4%. The decrease was mainly due to higher oil prices in the PRC market from January to April 2012, which significantly increased the car usage costs in the PRC. In May 2012, the Chinese government started to grant subsidies to customers who purchased low-emission cars and fuel-efficient cars, which led to a gradual improvement of the Chinese automotive market and an increase in the Company’s sale volumes. Historically, more than 90% of the Company’s business is derived from the PRC and denominated in RMB. The overall increase in sales volume led to a sales increase of $17.5 million, a decrease in the average selling price led to a sales decrease of $25.4 million and the appreciation of the RMB against the U.S. dollar led to a sales increase of $6.9 million compared with the same period of 2011. Further analysis is as follows:

─	Net sales for Henglong were $123.7 million for the nine months ended September 30, 2012, compared with $141.0 million for the same period in 2011, representing a decrease of $17.3 million, or 12.3%. Henglong is mainly engaged in the production of rack and pinion power steering gear for small cars and light duty vehicles. Domestic manufacturers of small cars and light duty vehicles, which are the main customers of Henglong, were forced to reduce the selling price of such kinds of vehicles, in order to compete against foreign joint venture manufacturers. The Company also reduced its selling price to the domestic manufacturers, which led to a decline in sales of $23.2 million, offset by an increase in sales volume and appreciation of RMB against USD which resulted in sales increase of $2.5 million and$ 3.4 million respectively.

─	Net sales for Jiulong were $54.6 million for the nine months ended September 30, 2012, compared with $52.4 million for the same period in 2011, representing an increase of $2.2 million, or 4.1%. The net sales increase was mainly due to the sales of newly developed steering gear models, which led to an increase in the Company’s market share of relevant market segments. Net sales increase was mainly due to an increase in sales volume with a sales increase of $2.0 million, a decrease in selling price which led to a sales decrease of $1.1 million and the appreciation of the RMB against the U.S. dollar which led to a sales increase of $1.3 million.

─	Net sales for Shenyang were $21.1 million for the nine months ended September 30, 2012, compared with $22.5 million for the same period in 2011, representing a decrease of $1.4 million, or 6.3%. The net sales decrease was mainly due to an increase in sales volumes with a sales increase of $0.2 million, a decrease in selling price which led to a sales decrease of $2.1 million, and the appreciation of the RMB against the U.S. dollar which led to a sales increase of $0.5 million.

─	Net sales for Wuhu were $24.2 million for the nine months ended September 30, 2012, compared with $25.7 million for the same period in 2011, representing a decrease of $1.5 million, or 5.8%. The net sales decrease was mainly due to a decrease in sales volumes with a sales decrease of $2.3 million, an increase in selling prices resulting from the sale of newly developed steering gear models that have a higher selling price than those of older models, which resulted in a sales increase of $0.2 million, and the appreciation of the RMB against the U.S. dollar which led to a sales increase of $0.6 million.

─	Net sales for Hubei Henglong were $29.7 million for the nine months ended September 30, 2012, compared with $14.8 million for the same period in 2011, representing an increase of $14.8 million, or 100.2%. The net sales increase was mainly due to sales of the newly developed products to a United States customer (Hubei Henglong’s products were all sold to the United States). The net increase in sales was mainly due to an increase in sales volumes with a sales increase of $14.9 million, a decrease in selling price which led to a sales decrease of $0.4 million and the appreciation of the RMB against the U.S. dollar which led to a sales increase of $0.3 million.

─	Net sales for Other Sectors were $28.1 million for the nine months ended September 30, 2012, compared with $30.1 million for the same period in 2011, representing a decrease of $1.9 million, or 6.4%. The decrease in sales was mainly due to a decrease in sales volumes, which led to a sales decrease of $3.8 million, an increase in selling prices resulting from the sale of newly developed steering gear models that have a higher selling price than those of older models, which led to a sales increase of $1.1 million, and the appreciation of the RMB against the U.S. dollar which led to a sales increase of $0.8 million.

Cost of Sales

For the nine months ended September 30, 2012, the cost of sales was $191.0 million, compared with $190.4 million for the same period of 2011, an increase of $0.6 million, or 0.3%. The increase in cost of sales was mainly due to a net increase in sales volumes with a cost of sales increase of $18.9 million, a decrease in unit cost with a cost of sales decrease of $24.1 million and the appreciation of the RMB against the U.S. dollar with a cost of sales increase of $5.8 million. The decrease in the unit cost of sales was primarily due to a decrease in the material costs, such as steel. Further analysis is as follows:

─	Cost of sales for Henglong was $97.1 million for the nine months ended September 30, 2012, compared with $111.0 million for the same period of 2011, representing a decrease of $13.9 million, or 12.5%. The decrease in cost of sales was mainly due to an increase in sales volumes with a cost of sales increase of $6.9 million, the adoption of technical innovations in production processes in 2012 and a decrease in unit material costs leading to a cost of sales decrease of $23.5 million, which was offset by the effect of foreign currency translation of the RMB against the U.S. dollar with a cost of sales increase of $2.7 million.

─	Cost of sales for Jiulong was $47.5 million for the nine months ended September 30, 2012, compared with $45.4 million for the same period of 2011, representing an increase of $2.0 million, or 4.5%. The increase in cost of sales was mainly due to an increase in sales volumes with a cost of sales increase of $1.4 million, a decrease in unit cost with a cost of sales decrease of $0.5 million and the effect of foreign currency translation of the RMB against the U.S. dollar with a cost of sales increase of $1.1 million.

─	Cost of sales for Shenyang was $18.5 million for the nine months ended September 30, 2012, compared with $19.6 million for the same period of 2011, representing a decrease of $1.1 million, or 5.8%. The decrease in cost of sales was mainly due to an increase in sales volumes with a cost of sales increase of $0.4 million, a decrease in unit cost with a cost of sales decrease of $2.0 million and the effect of foreign currency translation of the RMB against the U.S. dollar with a cost of sales increase of $0.5 million.

─	Cost of sales for Wuhu was $22.6 million for the nine months ended September 30, 2012, compared with $24.8 million for the same period of 2011, representing a decrease of $2.2 million, or 8.8%. The decrease in cost of sales was mainly due to a decrease in sales volumes with a cost of sales decrease of $2.2 million and a decrease in unit cost with a cost of sales decrease of $0.6 million, which were offset by the effect of foreign currency translation of the RMB against the U.S. dollar with a cost of sales increase of $0.6 million.

─	Cost of sales for Hubei Henglong was $26.4 million for the nine months ended September 30, 2012, compared with $12.6 million for the same period of 2011, representing an increase of $13.7 million, or 108.4%. The net increase in cost of sales was mainly due to an increase in sales volumes with a cost of sales increase of $12.6 million, an increase in unit cost with a cost of sales increase of $0.8 million and the appreciation of the RMB against U.S. dollar with a cost of sales increase of $0.3 million.

─	Cost of sales for Other Sectors was $25.8 million for the nine months ended September 30, 2012, compared with $28.8 million for the same period of 2011, representing a decrease of $3.0 million, or 10.3%. The decrease in cost of sales was mainly due to a decrease in sales volumes with a cost of sales decrease of $5.4 million, which was offset by an increase in cost of sales of $1.7 million resulting from the increase in cost of supplies for production and the appreciation of the RMB against the U.S. dollar with a cost of sales increase of $0.7 million. Other Sectors are mainly engaged in the production of electrical power steering, “EPS,” and, given that the Company’s market share of EPS sales in the PRC market is relatively low and the Company has not yet reached a production level which meets the economies of scale, the Company could not purchase relevant materials from suppliers with a lower price. In addition, certain suppliers of materials for other products also increased their selling prices as a result of inflation.

Gross margin was 18.6% for the nine months ended September 30, 2012, representing a 0.5% decrease from 19.1% for the same period of 2011, which was primarily due to a decrease in selling price and an increase in sales volumes of lower gross margin products of Hubei Henglong.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials and scraps. For the nine months ended September 30, 2012, gain on other sales amounted to $2.6 million, while it amounted to $1.4 million for the same period of 2011. The increase of $1.2 million, or 85.7%, was mainly due to an increase in materials and scraps sales.

Selling Expenses

Selling expenses were $6.7 million for the nine months ended September 30, 2012, which was consistent with $6.7 million for the same period of 2011.

General and Administrative Expenses

General and administrative expenses were $9.0 million for the nine months ended September 30, 2012, compared with $10.3 million for the same period of 2011, representing a decrease of $1.3 million, or 12.5%, mainly due to decreases in salaries and wages expenses.

During the nine months ended September 30, 2012, the Company paid lower performance bonuses to management as the Company did not achieve the performance targets pre-determined by the board of directors.

Research and Development Expenses

Research and development expenses were $10.0 million for the nine months ended September 30, 2012, compared with $6.0 million for the nine months ended September 30, 2011, representing an increase of $4.0 million, or 68.1%, mainly due to development and trial production of EPS. In summary, expenses for mold improvement increased by $2.2 million, external technical support fees increased by $0.1 million, the salaries and wages expenses of research and development related staff increased by $1.9 million and other R&D expense decreased by $0.2 million.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. From 2012, in addition to purchasing advanced manufacturing equipment for newly developed products and hiring senior technicians, the Company has started giving bonuses to technical personnel who make an outstanding contribution to product research and development. As a result, research and development expenses increased significantly.

Income from Operations

Income from operations was $20.4 million for the nine months ended September 30, 2012, compared with $23.5 million for the nine months ended September 30, 2011, representing a decrease of $3.1 million, or 13.2%, including a decrease of $1.6 million, or 3.5%, in gross profit, an increase of $1.2 million, or 85.7%, in gain on other sales, and an increase of $2.7 million, or 12.4%, in operating expenses.

Other Income, Net

Other income was $0.3 million for the nine months ended September 30, 2012, compared to $0.2 million for the nine months ended September 30, 2011, an increase of $0.1 million, primarily as a result of increased government subsidies.

Financial Expenses, Net

Financial expenses were $1.9 million for the nine months ended September 30, 2012, compared to financial expenses of $2.9 million for the same period of 2011, representing a decrease of $1.0 million, or 35.9%, which was mainly due to the decrease in interest expenses of the convertible notes as a result of the early redemption in May 2012.

Gain (Loss) on Change in Fair Value of Derivative

Loss on change in fair value of derivative was $0.5 million for the nine months ended September 30, 2012, compared with a gain of $19.4 million for the same period of 2011, a change of $19.9 million.

During the nine months ended September 30, 2012, the Company’s stock price rose to $3.82 on the Redemption Date, from $3.30 at the beginning of 2012. Thus, the intrinsic value of the embedded conversion feature in financial instruments increased, which led to an increase in the fair value of compound derivative liabilities. This resulted in a loss on change in fair value of derivatives (see Note 14).

During the nine months ended September 30, 2011, the Company’s stock price dropped to $4.72 from $13.62 at the beginning of 2011. Thus, the intrinsic value of the embedded conversion feature in financial instruments decreased which led to a decrease in the fair value of compound derivative liabilities. This resulted in a gain on change in fair value of derivatives (see Note 14).

Gain on Convertible Notes Conversion

On March 1, 2011, LBCCA Liquidator converted $6.4 million principal amount of the convertible notes, and in turn the Company recognized a gain of $1.6 million. There were no convertible notes being converted in the same period of 2012 (see Note 13).

Gain on Redemption of Convertible Notes

On the Redemption Date, the Company redeemed convertible notes issued to LBCCA Liquidator. The Company recorded a gain of $1.4 million for the redemption of convertible notes, whereas there was no convertible note redeemed in the same period of 2011 (see Note 13).

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $19.8 million for the nine months ended September 30, 2012, compared with $41.7 million for the nine months ended September 30, 2011, a decrease of $21.9 million, or 52.5%, mainly due to a decrease in income from operations of $3.1 million, an increase in other income of $0.1 million, a decrease in financial expenses of $1.0 million, a decrease in gain on change in fair value of derivative of $19.8 million, an increase in gain on redemption of convertible notes of $1.4 million and a decrease in gain on conversion of convertible notes of $1.5 million.

Income Taxes

Income tax expense was $3.7 million for the nine months ended September 30, 2012, compared with $4.0 million of income tax expense for the nine months ended September 30, 2011, a decrease of $0.3 million, or 9.4%. The effective tax rate increased to 18.5% for the nine months ended September 30, 2012 from 9.7% for the same period in 2011, primarily due to the utilization of the tax losses that did not carry forward against the gain on change in the fair value of derivative and the gain on redemption and conversion of the convertible notes.

Income From Continuing Operations

Net income from continuing operations was $16.3 million for the nine months ended September 30, 2012, compared with $37.8 million for the nine months ended September 30, 2011, a decrease of $21.5 million, or 56.9%, mainly due to a decrease in income tax expenses and equity in earnings of affiliated companies of $21.9 million and a decrease in income tax expense of $0.4 million.

Discontinued Operations

The Company sold its 51% equity interest in Zhejiang in May 2012 (see Note 25). The net income from discontinued operations was $2.7 million for the nine months ended September 30, 2012, which included a gain on such sale of $2.5 million (after tax) and the net operational income of $0.2 million. For the same period of 2011, net income from discontinued operations mainly was the net operational income of $1.5 million.

Net Income

Net income was $18.9 million for the nine months ended September 30, 2012, compared with net income of $39.3 million for the nine months ended September 30, 2011, a decrease of $20.4 million, or 51.9%, mainly due to a decrease in income from continuing operations of $21.5 million and an increase in income from discontinued operations of $1.1 million.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests amounted to $3.3 million for the nine months ended September 30, 2012, compared with $5.2 million for the nine months ended September 30, 2011, a decrease of $1.9 million, or 36.5%, primarily due to the decrease in non-wholly owned subsidiaries’ net income.

Taking into account the Zhejiang Sale, the Company owns different equity interests in ten non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of September 30, 2012 and 2011. For the nine months ended September 30, 2012 and 2011, the Company recorded $3.2 million and $4.5 million for the noncontrolling interests’ share in the earnings of the consolidated non-wholly owned subsidiaries, respectively.

Net Income Attributable to Parent Company

Net income attributable to parent company was $15.6 million for the nine months ended September 30, 2012, compared with net income of $34.1 million for the nine months ended September 30, 2011, a decrease of $18.5 million, reflecting a decrease of $20.4 million in net income and a decrease of $1.9 million in net income attributable to noncontrolling interests.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of September 30, 2012, the Company had cash and cash equivalents of $72.5 million, compared with $73.0 million as of December 31, 2011, a decrease of $0.5 million, or 0.1%.

The Company had working capital of $123.9 million as of September 30, 2012, compared with $147.8 million as of December 31, 2011, a decrease of $ 23.9 million, or 16.2%. According to the terms of the convertible notes, convertible notes payable, compound derivative liabilities and accrued make-whole redemption interest expense for the convertible notes were recorded as non-current liabilities as of December 31, 2011. On the Redemption Date, the Company redeemed the convertible notes, including principal, coupon interest and make-whole amount payable, and an increased short-term bank loan of $26.7 million (see Notes 11, 13, 14 and 16). The working capital of the Company therefore decreased.

The Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The Company believes that, in view of its current cash position as of September 30, 2012, the cash expected to be generated from the operations and funds available from bank borrowings as detailed in subsequent paragraphs will be sufficient to meet its working capital and capital expenditure requirements (including the repayment of bank loans) for at least twelve months commencing from September 30, 2012.

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

The Company had short-term bank and government loans of $37.0 million, including bank loans of RMB35.0 million (equivalent to $5.5 million) and, $30.0 million and a government loan of $1.6 million (see Note 11); and bankers’ acceptances of $64.3 million (see Note 12) as of September 30, 2012.

The Company currently expects to be able to obtain similar bank loans (i.e., RMB loans) and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements (see the table under “Bank Arrangements” below for more information). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be devalued by approximately $14.4 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide $14.4 million additional mortgages as of the maturity date of such agreements (see the table under “Bank Arrangements” below for more information). The Company can still obtain a reduced line of credit with a reduction of $8.0 million, which is 55.7% (the mortgage rates) of $14.4 million, if it cannot provide additional mortgages. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity.

On May 18, 2012, the Company entered the Credit Agreement with ICBC Macau to obtain the Credit Facility. The Credit Facility would have expired on November 3, 2012, unless the Company drew down the line of credit in full prior to such expiration date and the maturity date for the loan drawdown was the earlier of (i) 18 months from the drawdown or (ii) 1 month before the expiry of the Henglong Standby Letter of Credit.

The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 2.25% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. The interest is calculated daily on a 360-day basis and it is to be fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As of September 30, 2012, the interest rate was 2.683% per annum.

As further security for the Credit Facility, the Company is required to provide ICBC Macau a standby letter of credit for a total amount of not less than $31.6 million if the Credit Facility is fully drawn.

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided a standby letter of credit for an amount of $31.6 million in favor of ICBC Macau. The loan drawdown will expire on May 15, 2013. The Henglong Standby Letter of Credit issued by ICBC Jingzhou with the collateralization of Henglong’s notes receivable of RMB 225.0 million (equivalent to approximately $35.6 million) will expire on June 15, 2013. The Company also paid an arrangement fee of $0.1 million and $0.1 million to ICBC Macau and ICBC Jingzhou. The arrangement fees are amortized over the period of the loan drawdown, and $0.1 million was amortized for the three months and nine months ended September 30, 2012. Please refer to Note 11.

On the Redemption Date, the Company redeemed all of the outstanding convertible notes, including $23.6 million of principal and $8.8 million of interest.

Bank Arrangements

As of September 30, 2012, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available (5)	Amount Used		Assessed Mortgage Value
1. Comprehensive credit facilities	Bank of China	Mar-13	$22,236	$7,572		$6,836
2. Comprehensive credit facilities	Jingzhou Commercial Bank	Jun-13	31,541	10,206		60,658
3. Comprehensive credit facilities(6)	China Construction Bank	Oct-12	12,616	3,154		31,923
4. Comprehensive credit facilities (1)	Shanghai Pudong Development Bank	Dec-13	15,770	20,917	(2)	12,785
5. Comprehensive credit facilities (1) (6)	China CITIC Bank	Sep-12	16,401	14,462		14,674
6. Comprehensive credit facilities	Industrial and Commercial Bank of China	Jul-13	12,616	3,154		-
7. Comprehensive credit facilities (1)	China Hua Xia Bank	Mar-13	25,233	3,991		32,825
8. Comprehensive credit facilities	China Everbright Bank	Aug-14	4,731	6,316 (2)		8,075
9. Comprehensive credit facilities	ICBC Macau	May-13	30,000	30,000		35,483
Total			$171,144	$ 99,772	(3)	$ 203,259	(4)

(1)	Each of Henglong’s comprehensive credit facility with China CITIC Bank, Henglong and Jielong's comprehensive credit facility with Shanghai Pudong Development Bank, and Henglong's comprehensive credit facility with China Hua Xia Bank, needs to be guaranteed by Jiulong, another subsidiary of the Company, in addition to the above pledged assets.

(2)	The amount used was in excess of the amount available because certain issued bank notes were 100% secured by pledged deposits without utilization of credit lines.

(3)	Total amount used includes bank loans of $35.5 million and notes payable of $64.3 million as of September 30, 2012 (see Notes 11 and 12).

(4)	As at September 30, 2012, the pledged assets included deposits of $68.3 million pledged for notes and receivables payable and other pledged assets with assessed value of $134.9 million.

(5)	The amount available is used for the drawdown of bank loan and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(6)	As at the date of this Report, the comprehensive credit line arrangements with China Construction Bank and China CITIC Bank have expired. The Company is negotiating the renewal of the credit line arrangements with them and expects to complete the renewal in late November 2012. As the Company has obtained sufficient comprehensive lines of credit from other banks, the Company does not anticipate any significant adverse impact on its financial position if the Company fails to renew.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company refinanced its short-term debt during 2012 at annual interest rates of 6.31% to 7.57%, and maturity terms of twelve months. Pursuant to the comprehensive credit line arrangement the Company pledged: (1) land use rights with an assessed value of $6.8 million as security for its comprehensive credit facility with the Bank of China; (2) equipment with an assessed value of approximately $60.7 million as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; (3) equipment, land use rights and buildings with an assessed value of approximately $31.9 million as security for its comprehensive credit facility with China Construction Bank; (4) land use rights and buildings with an assessed value of approximately $12.8 million as security for its comprehensive credit facility with Shanghai Pudong Development Bank; (5) land use rights and buildings with an assessed value of approximately $14.7 million as security for its comprehensive credit facility with China CITIC Bank; (6) accounts receivable with an assessed value of approximately $32.8 million as security for its comprehensive credit facility with China Hua Xia Bank; (7) land use rights and buildings with an assessed value of approximately $8.1 million as security for its comprehensive credit facility with China Everbright Bank; and (8) $35.5 million of notes receivable held by Henglong.

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

	Payment Due Dates
	( in thousands of USD)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term loan including interest payable	$37,996	$37,996	$-	$-	$-
Notes payable (1)	64,273	64,273	-	-	-
Other contractual purchase commitments, including service agreements	12,327	9,459	2,868	-	-
Total	$114,596	$111,728	$2,868	$-	$-

(1)	Notes payable do not bear interest.

Short-term Loans

The following table summarizes the contract information of short-term borrowings among the banks and the government of the PRC and the Company as of September 30, 2012 (figures are in thousands of USD):

Bank	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Percentage Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
China Construction Bank	Working Capital	26-Jun-12	12	6.31%	Pay monthly	25-Jun-13	$3,154
China CITIC Bank	Working Capital	4-Jul-12	12	7.57%	Pay monthly	4-Jul-13	2,366
ICBC Macau	Working Capital	22- May -12	12	2.71%	Pay quarterly	15- May -13	30,000
Bank loans subtotal							35,520
The government of China	Working Capital	1- Mar -12	9	-	-	25-Nov-12	1,576
Total							$37,096

The Company must use the loans for the purpose described in the table. For the three bank loans, if the Company fails to do so, it will be charged a penalty interest at 100% of the specified loan rate listed in the table above. Except for the loan granted by ICBC Macau as disclosed in the section “Capital Source” above, the Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails to do so, it will be charged compound interest at the specified rate in the above table. The Company has to repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged a penalty interest at 50% of the specified loan rate. For the government loan, the Company has to repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged a penalty rate at 0.3% per day in addition to the penalty interest of the loan rate that is published by the People’s Bank of China for the same period.

Management believes that the Company had complied with such financial covenants as of September 30, 2012, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of September 30, 2012 (figures are in thousands of USD):

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital (1)	3-6	Oct -12	$9,024
Working Capital	3-6	Nov -12	11,716
Working Capital	3-6	Dec -12	11,354
Working Capital	3-6	Jan -13	11,046
Working Capital	3-6	Feb -13	11,812
Working Capital	3-6	Mar -13	9,321
Total (Note 12)			$64,273

(1)	The notes payable were settled in October 2012.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. Management believes that the Company had complied with such financial covenants as of September 30, 2012, and will continue to comply with them.

Cash Flows

(a)	Operating activities

Net cash provided by operations during the nine months ended September 30, 2012 was $11.4 million, compared with net cash provided of $31.7 million for the same period of 2011, a decrease of $20.3 million.

During the nine months ended September 30, 2012, the decrease in net cash provided by operations was mainly due to the net effect of: (1) the decrease in net income (excluding non-cash items) by $3.1 million, (2) the change of balance of pledged deposits which led to a decrease in net cash provided by operations of $6.6 million, (3) the change of balance of accounts and notes receivable which led to a decrease in net cash provided by operations of $11.5 million, (4) the change of balance of inventories which led to an increase in net cash provided by operations of $8.3 million, (5) the change of balance of accounts and notes payable which led to a decrease in net cash provided by operations of $9.1 million, (6) the change of balance of accrued expenses and other accounts payable which led to a decrease in net cash provided by operation of $8.2 million, (7) the change of balance of tax payable which led to an increase in cash provided by operations of $7.1 million, and (8) the change of balance of advance payable which led to an increase in net cash provided by operations of $1.9 million.

(b)	Investing activities

The Company used net cash of $14.5 million in investment activities during the nine months ended September 30, 2012, compared with $10.2 million during the same period of 2011, representing an increase of $4.3 million, which was mainly due to (1) a net cash increase of $3.6 million pursuant to the Company’s sale of its 51% equity interest in Zhejing(see Note 25) on May 2012, and (2) compared to the same period of last year, the expenses to acquire equipment increased by $6.2 million to improve the Company’s production capacity.

(c)	Financing activities

During the nine months ended September 30, 2012, the Company obtained net cash of $3.1 million from financing activities, which was consistent with net cash of $3.1 million provided by financing activities for the same period of 2011. In the nine months ended September 30, 2012, the Company entered into a $30.0 million bank loan from ICBC Macau, and paid $23.6 million of principal and interest for redemption of the convertible notes.

Off-Balance Sheet Arrangements

At September 30, 2012 and 2011, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest

The Company’s exposure to changes in interest rates results primarily from its credit facility borrowings. As of September 30, 2012, the Company had $30 million of outstanding indebtedness, which is subject to interest rate fluctuations. Based on the amount of such borrowings as of September 30, 2012, it is expected that a hypothetical 100 basis point increase in the then current LIBOR rate would increase the Company’s interest expense by $0.3 million on an annual basis.

The level of outstanding indebtedness fluctuates from time to time and may result in additional interest amount.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 regarding other market risks.

ITEM 4.	CONTROLS AND PROCEDURES.

A.      Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2012. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2012.

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

B. Changes in Internal Control Over Financial Reporting

Other than the changes mentioned below, there have been no changes in the Company’s internal control over financial reporting during the three-month period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Previously Disclosed Material Weakness

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company identified the following material weakness in its internal control over financial reporting:

•	The Company did not have sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, the Company's controls did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts, including, but not limited to, accounting and disclosure for the convertible notes and accounting for deferred taxes.

During the three months ended September 30, 2012, the Company implemented the following remediation measures to address the above material weakness:

1.	the Company hired a key member in its corporate accounting unit who has in-depth knowledge and experience in U.S. GAAP;
2.	the Company’s key accounting personnel has continued to attend training on U.S. GAAP;
3.	the Company required members of its finance team to perform extensive research to enhance their knowledge of the relevant U.S. GAAP interpretations and its application. The research topics included the discontinued operation relating to the disposal of a subsidiary, the retirement of debts relating to the redemption of convertible notes, the government grants, the comparison of U.S. GAAP and Chinese GAAP, and other issues that the Company believes to be critical in the recent quarterly financial reporting.

Management has not yet tested all of these measures but anticipates that these remediation methods will assist in the establishment of an effectively designed and operating process of internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Securities Action – Southern District of New York.  On October 25, 2011, a purported securities class action (the “Securities Action”) was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period from May 12, 2009 through March 17, 2011. The amended complaint alleges that the Company, certain of its present officers and directors and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and seeks unspecified damages. The Company has filed a motion to dismiss the amended complaint, which was fully briefed on April 18, 2012. On August 8, 2012, the court denied the Company’s motion to dismiss the amended complaint.  On September 4, 2012, the Company filed an answer to the amended complaint.  The Company continues to believe that the allegations in the complaint are without merit and intends to defend itself vigorously against the claims.

Derivative Action – Delaware Chancery Court.  On December 23, 2011, a purported shareholder derivative action was filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”) on behalf of the Company. The complaint alleges that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of convertible notes issued in February, 2008. On January 25, 2012, a second purported shareholder derivative action was filed in the Court of Chancery on behalf of the Company. On February 3, 2012, the Court of Chancery consolidated the two cases, which were stayed pending the outcome of the motion to dismiss in the Securities Action.  On October 23, 2012, the derivative plaintiffs filed a consolidated amended complaint on behalf of the Company.  The consolidated complaint alleges that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of the convertible notes issued in February 2008. The consolidated complaint sets forth three causes of action for breach of fiduciary duties, unjust enrichment and insider trading.  The Company believes the allegations in the shareholder suit are without merit, and intends to defend itself vigorously against the claims.

The above-referenced actions do not specify an amount of damages that the plaintiffs seek. Moreover, because these matters are in early stages, the Company cannot determine whether an adverse outcome is probable, nor can it provide a reasonable estimate of potential losses related to these matters. Although the Company believes that it has meritorious defenses to each of these actions and intends to defend them vigorously, an adverse outcome in one or more of these matters could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

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

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2011 Annual Report on Form 10-K other than as set forth below:

The Company’s international expansion plans subject it to risks inherent in doing business internationally.

The Company’s long-term business strategy relies on the expansion of its international sales outside China by targeting markets such as the United States and Brazil. Risks affecting the Company’s international expansion include challenges caused by distance, language and cultural differences, conflicting and changing laws and regulations, foreign laws, international import and export legislation, trading and investment policies, foreign currency fluctuations, the burdens of complying with a wide variety of laws and regulations, protectionist laws and business practices that favor local businesses in some countries, foreign tax consequences, higher costs associated with doing business internationally, restrictions on the export or import of technology, difficulties in staffing and managing international operations, trade and tariff restrictions, and variations in tariffs, quotas, taxes and other market barriers. These risks could disrupt the Company’s international expansion efforts, which could in turn materially and adversely affect its business, operating results and financial condition.

Furthermore, on September 17, 2012, the United States filed a trade case with the World Trade Organization, “WTO,” against the PRC complaining the PRC government’s purported provision of subsidies to the automobile and automobile-parts enterprises in the PRC.  If the WTO rules against China in this trade case, the cost of sales of the Company could increase due to the imposition of any tariff and/or the Company’s ability to export products to the United States could be limited, which could affect the Company’s business and operating results.

In addition, under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC has adopted additional disclosure requirements related to the source of certain "conflict minerals" for issuers for which such "conflict minerals" are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the rules include tin, tantalum, tungsten and gold, commonly referred to as "3TG." If these materials are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, the rules require a reasonable country of origin inquiry be conducted to determine if an issuer knows or, has reason to believe, any of the minerals used in the production process may have originated from the Democratic Republic of the Congo or an adjoining country. In such a case, if an issuer were not able to determine that the minerals did not originate from a covered country or conclude that there is no reason to believe that the minerals used in the production process may have originated in a covered country, that issuer could be required to perform supply chain due diligence on members of its supply chain. Global supply chains can have multiple layers, thus the costs of complying with these new requirements could be substantial. These new requirements may also reduce the number of suppliers that provide conflict-free metals, and may affect a company’s ability to obtain products in sufficient quantities or at competitive prices. If the Company were to source such 3TG minerals that are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, compliance costs with these rules and/or the unavailability of raw materials could have a material adverse effect on the Company’s results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123.)
3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002.)
10.1	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10Q Quarterly Report on May 10, 2006 )
10.2	Securities Purchase Agreement dated February 1, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.3	Securities Purchase Agreement dated February 15, 2008 between us and the investors. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.4	Escrow Agreement dated February 15, 2008 among us, U.S. Bank National Association, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.5	Registration Rights Agreement dated February 15, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.6	Senior convertible note dated February 15, 2008 in the original principal amount of $8,571,429 issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.7	Senior convertible note dated February 15, 2008 in the original principal amount of $6,428,571 issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.8	Senior convertible note dated February 15, 2008 in the original principal amount of $15,000,000 issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.9	Closing Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.10	Escrow Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
31.1	Rule 13a-14(a) Certification*
31.2	Rule 13a-14(a) Certification*
32.1	Section 1350 Certification*
32.2	Section 1350 Certification*
101+	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 9, 2012 formatted in Extensible Business Reporting Language (XBRL):

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: November 9, 2012	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: November 9, 2012	By:	/s/ Jie Li
Jie Li
Chief Financial Officer

