Form 10-K
period 2012-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2013-03-27
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

  (Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-33123

CHINA AUTOMOTIVE SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0885775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 1 Henglong Road, Yu Qiao Development Zone Shashi District, Jing Zhou City Hubei Province The People’s Republic of China	434000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code – (86) 716-832-9196

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The Nasdaq Capital Market

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

Yes  ☐             No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, based upon the price of $4.10 that was the closing price of the common stock as reported on the NASDAQ Stock Market under the symbol “CAAS” on such date, was approximately $33.0 million.

The Company has 28,043,019 shares of Common Stock outstanding as of March 27, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA AUTOMOTIVE SYSTEMS, INC.

FORM 10-K

Cautionary Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Annual Report or other reports or documents the Company files with the Securities and Exchange Commission (the “SEC”) from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-K is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

PART I

ITEM 1.	BUSINESS.

COMPANY HISTORY

China Automotive Systems, Inc., “China Automotive” or the “Company,” was incorporated in the State of Delaware on June 29, 1999 under the name Visions-In-Glass, Inc. On or around March 5, 2003, the Company acquired all of the issued and outstanding equity interests of Great Genesis Holdings Limited, “Genesis,” a corporation organized under the laws of the Hong Kong Special Administrative Region, China, by issuance of 20,914,250 shares of common stock to certain sellers. After the acquisition, the Company continued the operations of Genesis. On May 19, 2003, the Company changed its name from Visions-In-Glass, Inc. to China Automotive Systems, Inc. Currently, Genesis directly and indirectly owns interests in nine Sino-joint ventures and a wholly owned subsidiary in the People’s Republic of China, “China” or the “PRC,” which manufacture power steering systems and/or related products for different segments of the automobile industry. Genesis also owns interests in a Brazil-based trading company, which engages mainly in the import and sales of automotive parts in Brazil.

Unless the context indicates otherwise, the Company uses the terms “the Company,” “we,” “our” and “us” to refer to Genesis and China Automotive collectively on a consolidated basis.

BUSINESS OVERVIEW

The Company is a holding company and has no significant business operations or assets other than its interest in Genesis. Genesis mainly engages in the manufacture and sale of automotive systems and components through its controlled subsidiaries and the joint ventures, as described below.

Set forth below is an organizational chart as at December 31, 2012.

China Automotive Systems, Inc. [NASDAQ:CAAS]
↓100%						↓100%
Great Genesis Holdings Limited						Henglong USA Corporation
↓
↓100.00%							↓70%
Hubei							Shenyang Jinbei
Henglong							Henglong
Automotive							Automotive
System Group							Steering System
Co., Ltd.							Co., Ltd.
“Hubei Henglong”[1]							“Shenyang”[2]
↓
↓80%	↓81%	↓83.34%	↓77.33%	↓85%	↓50.00%	↓70%	↓80.00%
Jingzhou	Shashi	Universal	Wuhu	Wuhan	Beijing	Chongqing	CAAS
Henglong	Jiulong	Sensor	Henglong	Jielong	Henglong	Henglong	Brazil’s
Automotive	Power	Application,	Automotive	Electric	Automotive	Hongyan	Imports And
Parts Co.,	Steering	Inc.	Steering	Power	System Co.,	Automotive	Trade In
Ltd.	Gears		System Co.,	Steering Co.,	Ltd.,	System	Automotive
“Henglong”[3]	Co., Ltd.	“USAI”[5]	Ltd.	Ltd	“Beijing	Co., Ltd	Parts Ltd.,
↓80.00%	“Jiulong”[4]		“Wuhu”[6]	“Jielong”[7]	Henglong”[8]	“Chongqing Henglong”[9]	“Brazil Henglong”[10]
Jingzhou Henglong
Automotive
Technology (Testing)
Center
“Testing Center”[11]

4

1.

On March 7, 2007, Genesis established Hubei Henglong (formerly known as Jingzhou Hengsheng Automotive System Co., Ltd.), its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. The registered capital of Hubei Henglong at the time of establishment was $10 million. On February 10, 2010, the registered capital of Hubei Henglong was increased to $16 million. On October 12, 2011, the board of directors of the Company approved a reorganization of the Company’s subsidiaries operating in China. As a result of the reorganization, all of Genesis’s equity interests of its subsidiaries operating in China, except for Shenyang and Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang”, were transferred to Hubei Henglong, the Company’s new China-based holding company. The reorganization was completed on January 19, 2012, subsequent to which the registered capital of Hubei Henglong was increased to $39.0 million. As the reorganized entities were under common control of the Company, the reorganization did not have any impact on the Company’s consolidated financial position or results of operations and should not impact the tax treatment of the Company or its subsidiaries in any material respect. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

Zhejiang was established in 2002 and mainly engaged in the production and sales of power steering pumps. The Company sold its 51% equity interest in Zhejiang on May 21, 2012 and hence Zhejing is not included in the above organizational chart.  Please see Note 26 to the consolidated financial statements in this report.

2.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
3.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gear for cars and light-duty vehicles.
4.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gear for heavy-duty vehicles.
5.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.
6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.
7.	Jielong was established in 2006 and mainly engages in the production and sales of electric power steering, “EPS.”
8.

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

9.

On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts. The new joint venture is located in Chongqing City and has a registered capital of RMB60 million, of which RMB42 million, or 70%, is held by Hubei Henglong. The registered capital of Chongqing Henglong was fully contributed by Hubei Henglong in cash of $6.7 million (equivalent to RMB42 million) in January and February 2012 and by SAIC-IVECO in property, plant and equipment with a fair value of $2.8 million (equivalent to RMB18.0 million) in April 2012.

10.

On August 21, 2012, Hubei Henglong established a Sino-foreign joint venture company with two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. The joint-venture company is called CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong”. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. The new joint venture is located in Brazil and has a registered capital of $1.0 million (equivalent to BRL1.6 million), of which $0.8 million (equivalent to BRL1.3 million), or 80%, is held by Hubei Henglong, and of which $0.2 million (equivalent to BRL0.3 million), or 20%, is held by Mr. Ozias Gaia Da Silva and Mr. Ademir Dal’ Evedove. As of December 31, 2012, Hubei Henglong and Mr. Ozias Gaia Da Silva and Mr. Ademir Dal’ Evedove have completed their capital contributions.

11.	Testing Center was established in 2009 and mainly engages in the research and development of new products.

The Company has business relationships with more than sixty vehicle manufacturers, including FAW Group and Dongfeng Auto Group Co., Ltd, two of the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd., the largest light vehicle manufacturer in China; Chery Automobile Co., Ltd, the largest state owned car manufacturer in China, and BYD Auto Co., Ltd and Zhejiang Geely Automobile Co., Ltd., the largest privately owned car manufacturers in China. The PRC-based joint ventures of General Motors (GM), Volkswagen, Citroen and Chrysler North America are all key customers of the Company. Starting in 2008, the Company has supplied power steering pumps and power steering gear to the Sino-foreign joint ventures established by GM, Citroen and Volkswagen in China. The Company has supplied power steering gear to Chrysler North America since 2009.

INTELLECTUAL PROPERTY RIGHTS

Intellectual Property rights, “IP,” are important in helping the Company maintain its competitive position. Currently, the Company owns IP rights, including two trademarks covering automobile parts, “HL” and “JL,” and more than eighty-five patents registered in China covering power steering technology. The Company is in the process of integrating new advanced technologies such as electronic chips in power steering systems into its current production line and is pursuing aggressive strategies in technology to maintain a competitive edge within the automobile industry. In 2006, the Company signed a five-year licensing agreement with Bishop Steering Technology Limited, a leader in automotive steering gear technology innovation which offers advanced technology for steering valves within the contract period. On December 20, 2011, the Company has extended that agreement for one year. After expiration of the licensing agreement in December 2012, the Company did not negotiate with Bishop Steering Technology Limited to renew the agreement as the Company has already developed independent R&D capabilities in steering valves. In 2003, the Company signed a Technology Transfer Agreement with Nanyang Ind. Co. Ltd., a leading steering column maker, for the technology necessary for electronic power steering (EPS) systems. In addition, the Company established with Tsinghua University a steering systems research institute to develop EPS and Electronic Hydraulic Power Steering Systems (EHPS). In December 2009, the Company, through Henglong, formed Testing Center to engage in the research and development of new products, such as EPS, integral rack and pinion power steering and high pressure power steering, to optimize current products design and to develop new, cost-saving manufacturing processes.

STRATEGIC PLAN

The Company’s short to medium term strategic plan is to focus on both domestic and international market expansion. To achieve this goal and higher profitability, the Company focuses on brand recognition, quality control, decreasing costs, research and development and strategic acquisitions. Set forth below are the Company’s programs:

─	Brand Recognition. Under the brands of Henglong and Jiulong, the Company offers four separate series of power steering sets and 310 models of power steering sets, steering columns, steering oil pumps and steering hoses.

─	Quality Control. The Henglong and Jiulong manufacturing facilities obtained the ISO/TS 16949 System Certification in January 2004, a well-recognized quality control system in the auto industry developed by TUVRheindland of Germany.

─	Decreasing Cost. By improving the Company’s production ability and enhancing equipment management, optimizing the process and products structure, perfecting the supplier system and cutting production cost, the Company’s goal is to achieve a more competitive profit margin.

─	Research and Development. The Company established Testing Center for the research and development of products and, by partnering with Nanyang Ind. Co. Ltd. and Tsinghua University for the development of advanced steering systems, the Company’s objective is to gain increased market share in China.

─	International Expansion. The Company has entered into agreements with several international vehicle manufacturers and auto parts modules suppliers and carried on preliminary negotiations regarding future development projects.

─	Acquisitions. The Company is exploring opportunities to create long-term growth through new ventures or acquisitions of other auto component manufacturers. The Company will seek acquisition targets that meet the following criteria:

companies that can be easily integrated into product manufacturing and corporate management;

companies that have strong joint venture partners that would become major customers; and

companies involved with power steering systems.

CUSTOMERS

The Company’s ten largest customers represented 73.8% of the Company’s total sales for the year ended December 31, 2012. The following table sets forth information regarding the Company’s ten largest customers.

Name of Major Customers	Percentage of Total Revenue in 2012
Chrysler North America	11.7%
Zhejiang Geely Holding Group	9.4%
Chery Automobile Co., Ltd.	9.0%
Dongfeng Auto Group Co., Ltd.	7.9%
Baoding Great Wall Automobile Holding Co., Ltd.	7.1%
Shengyang Brilliance Jinbei Automobile Co., Ltd.	6.9%
FAW	6.2%
BYD Auto Co., Ltd	6.2%
Beiqi Foton	5.7%
SAIC GM Wuling Automobile Co.	3.7%
Total	73.8%

The Company primarily sells its products to the above-mentioned original equipment manufacturing, “OEM,” customers; it also has excellent relationships with them, including serving as their first-rank supplier and developer for product development for new models. While the Company intends to continue to focus on retaining and winning this business, it cannot ensure that it will succeed in doing so. It is difficult to keep doing business with the above-mentioned OEM customers as a result of severe price competition and customers’ diversification of their supply base. The Company’s business would be materially and adversely affected if it loses one or more of these major customers.

SALES AND MARKETING

The Company’s sales and marketing team has 105 sales persons, which are divided into an OEM team, a sales service team and a working group dedicated to international business. These sales and marketing teams provide a constant interface with the Company’s key customers. They are located in all major vehicle producing regions to represent more effectively the Company’s customers’ interests within the Company’s organization, to promote their programs and to coordinate their strategies with the goal of enhancing overall service and satisfaction. The Company’s ability to support its customers is further enhanced by its broad presence in terms of sales offices, manufacturing facilities, engineering technology centers and joint ventures.

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

EMPLOYEES AND FACILITIES

As of December 31, 2012, the Company employed approximately 3,617 persons, including approximately 2,224 by Henglong (including Testing Center formed by Henglong) and Jiulong, approximately 283 by Shenyang, approximately 27 by USAI, approximately 194 by Wuhu, approximately 401 by Jielong, approximately 374 by Hubei Henglong, approximately 10 by HLUSA, approximately 99 by Chongqing Henglong and approximately 5 by Brazil Henglong.

As of December 31, 2012, each of Henglong and Jiulong, Shenyang, Wuhu, Jielong, Hubei Henglong and Chongqing has a manufacturing and administration area of 278,092 square meters, 35,354 square meters, 32,000 square meters, 83,700 square meters, 99,580 square meters, 170,520 square meters and 17,188 square meters, respectively.

Hubei Province, which is home to Dongfeng, one of the largest automakers in China, provides an ample supply of inexpensive but skilled labor to automotive-related industries. The annual production of one of the Company’s main products, power steering gear, was approximately 3.5 million units and 3.4 million units in 2012 and 2011, respectively. Although the production process continues to rely heavily on manual labor, the Company has invested substantially in high-level production machinery to improve capacity and production quality. Approximately $61.8 million was spent over the last three years to purchase professional-grade equipment and extend workshops, approximately 70.2% of which has been used in the production process as of December 31, 2012.

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

The Company’s purchases from its ten largest suppliers represented in the aggregate 24.4% of all components and raw materials it purchased for the year ended December 31, 2012, and none of them provided more than 10% of total purchases.

All components and raw materials are available from numerous sources. The Company has not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally does not carry inventories of these items in excess of what is reasonably required to meet its production and shipping schedules.

RESEARCH AND DEVELOPMENT

In 2006, the Company signed a five year consulting and licensing agreement with Bishop Steering Technology Ltd, one of the leading design firms in power steering systems. Bishop’s technology in power steering systems is currently used by carmakers such as BMW and Mercedes Benz. Pursuant to the agreement, the Company has implemented the Bishop steering valve technology into the Henglong brand R&P power steering gear. On December 20, 2011, the Company signed a one-year extension of a licensing agreement with Bishop Steering Technology Limited for steering valves technology. After expiration of the licensing agreement in December 2012, the Company did not negotiate with Bishop Steering Technology Limited to renew the agreement as the Company has already developed independent R&D capabilities in steering valves.

The Company owns the Testing Center, a Hubei Provincial-Level technical center, which has been approved by the Hubei Economic Commission. The center has a staff of about 345, including 35 senior engineers, 6 foreign experts and 163 engineers, primarily focusing on steering system R&D, tests, production process improvement and new material and production methodology application.

In addition, the Company has partnered with Tsinghua University to establish a steering system research center, called Tsinghua Henglong Automobile Steering Research Institute, for the purposes of R&D and experimentation for EPS.

The Company believes that its engineering and technical expertise, together with its emphasis on continuing research and development, allow it to use the latest technologies, materials and processes to solve problems for its customers and to bring new, innovative products to market. The Company believes that continued research and development activities, including engineering, are critical to maintaining its pipeline of technologically advanced products. The Company has aggressively managed costs in other portions of its business in order to increase its total expenditures for research and development activities, including engineering, at approximately $14.9 million, $10.0 million and $8.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The significant increase in 2012 is mainly due to the large expenditure in EPS R&D, because the Company believes demands for new EPS products will increase significantly in the future. In 2012, the sales of newly developed products accounted for about 13.4% of total sales.

COMPETITION

The automotive components industry is extremely competitive. The Company’s customers consider criteria including quality, price/cost competitiveness, system and product performance, reliability and timeliness of delivery, new product and technology development capability, excellence and flexibility in operations, degree of global and local presence, effectiveness of customer service and overall management capability. The power steering system market is fragmented in China, and the Company has seven major competitors. Of these competitors, two are Sino-foreign joint ventures while the other five are state-owned. Like many competitive industries, there is pressure on downward selling prices.

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

CHINESE AUTOMOBILE INDUSTRY

The Company is a supplier of automotive parts and most of its operations are located in China. An increase or decrease in the output and sales of Chinese vehicles could result in an increase or decrease of the Company’s results of operations. According to the latest statistics from the China Association of Automobile Manufacturers, “CAAM,” in 2012, the output and sales volume of vehicles in China have reached 19.72 million and 19.31 million units, respectively, an increase of 4.6% and 4.3% compared to 2011. The output and sales volume of passenger vehicles have reached 15.53 million and 15.50 million units respectively, with an increase of 7.2% and 7.1% compared to 2011. The output and sales volume of commercial vehicles have reached 3.74 million and 3.81 million units, respectively, a decrease of 4.71% and 5.49% compared to 2011. Accordingly, in 2012, the Company’s sales of steering gear for passenger vehicles and commercial vehicles increased by 3.2% and decreased by 11.5% compared with 2011, respectively.

The single-digit growth of the automobile industry continued in the past two years despite the recovery of the overall economy of China in the fourth quarter of 2012 and the continued increase in the income of China’s urban and rural residents. Industry analysts expect that market growth will recover slightly in 2013.

Despite these challenges, management believes that the continuing development of the highway system will have a significant positive long-term impact on the manufacture and sale of private automobiles in the PRC. Statistics from the Ministry of Transport show that 87,000 kilometers of highway and 11,000 kilometers of expressway were built in 2012. Total highways and expressways in the PRC now amount to 4,142,000 kilometers and 96,000 kilometers, respectively.

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

During 2012, the Company did not make any material capital expenditures relating to environmental compliance.

FINANCIAL INFORMATION AND GEOGRAPHIC AREAS

Financial information about sales and long-term assets by major geographic region can be found in Note 32, “Segment Reporting” to the consolidated financial statements in this report. The following table summarizes the percentage of sales and total assets by major geographic regions:

	Net Sales		Long-term assets
	Year Ended December 31,		As of December 31
	2012	2011	2012	2011

Geographic region:
United States	$12.94%	$6.80%	$0.81%	$0.03%
China	86.57	93.20	99.17	99.97
Other foreign countries	0.49	-	0.02	-
Total consolidated	$100.00%	$100.00%	$100.00%	$100.00%

WEBSITE ACCESS TO SEC FILINGS

The Company files electronically with (or furnishes to) the Securities and Exchange Commission, the “SEC,” its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) of the Securities Exchange Act of 1934. The Company makes available free of charge on its web site (www.caasauto.com) all such reports as soon as reasonably practicable after they are filed.

The SEC maintains an Internet site that contains reports, proxy information and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. The materials are also available at the SEC’s Public Reference Room, located at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information through the public reference room by calling the SEC at 1-800-SEC-0330.

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

The Company’s business relies on automotive vehicle production and sales by its customers, which are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences and the price and availability of gasoline. They also can be affected by labor relations issues, regulatory requirements and other factors. In the last two years, the price of automobiles in China has generally declined. Additionally, the volume of automotive production in China has fluctuated from year to year, which gives rise to fluctuations in the demand for the Company’s products. Therefore, any significant economic decline could result in a reduction in automotive production and sales by the Company’s customers and could have a material adverse effect on the Company’s results of operations. Moreover, if the prices of automobiles keep declining, the selling price of automotive parts also would decrease, which would result in lower revenues and profitability.

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

The automobile parts industry is a highly competitive business. The Company’s customers consider criteria including:

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

For the year ended December 31, 2012, approximately 11.7% of the Company’s sales were to Chrysler North America, approximately 9.4% of the Company’s sales were to Zhejiang Geely Holding Co., Ltd., approximately 9.0% were to Chery Automobile Co., Ltd., and approximately 7.9% were to Dongfeng Auto Group Co., Ltd., the Company’s four largest customers. In total, these four largest customers accounted for 38.0% of total sales in 2012. For the year ended December 31, 2011, approximately 11.7% of the Company’s sales were to Chery Automobile Co., Ltd., approximately 9.7% were to Dongfeng Auto Group Co., Ltd, approximately 7.8% were to Zhejiang Geely Holding Co., Ltd, and approximately 6.9% were to China FAW Group Corporation, the Company’s four largest customers. In total, these four largest customers accounted for 36.1% of the total sales in 2011. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

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

The Company’s management controls approximately 71.46% of its outstanding common stock and may have conflicts of interest with the Company’s minority stockholders.

As of December 31, 2012, members of the Company’s management beneficially own approximately 71.46% of the outstanding shares of the Company’s common stock. As a result, except for the related party transactions that require approval of the audit committee of the board of directors of the Company, these majority stockholders have control over decisions to enter into any corporate transaction, which could result in the approval of transactions that might not maximize overall stockholders’ value. Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock. The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders. The Company regularly engages in transactions with entities controlled by one or more of its officers and directors, including those controlled by Mr. Hanlin Chen, the chairman of the board of directors of the Company and its controlling stockholder.

There is a limited public float of the Company’s common stock, which can result in the Company’s stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock or derivative securities.

There is a limited public float of the Company’s common stock. As of December 31, 2012, approximately 28.54% of the Company’s outstanding common stock is considered part of the public float. The term “public float” refers to shares freely and actively tradable on the NASDAQ Capital Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act. As a result of the limited public float and the limited trading volume on some days, the market price of the Company’s common stock can be volatile, and relatively small changes in the demand for or supply of the Company’s common stock can have a disproportionate effect on the market price for its common stock. This stock price volatility could prevent a security holder seeking to sell the Company’s common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

The Company is subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stock” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of December 31, 2012, the closing price for the Company’s common stock was $4.78. If the Company’s stock is a “penny stock,” it may become subject to Rule 15g-9 under the Securities Exchange Act of 1934 (the “Penny Stock Rule”). This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors,” generally, individuals with a net worth in excess of $1.0 million or annual incomes exceeding $0.2 million, or $0.3 million together with their spouses. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of purchasers to sell any of the Company’s securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure also is required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that the Company’s common stock will qualify for exemption from the Penny Stock Rule. In any event, even if the Company’s common stock were exempt from the Penny Stock Rule, the Company would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest.

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

On March 17, 2011, the Company announced that it had identified historical accounting errors relating to the accounting treatment of the Company’s convertible notes issued on February 15, 2008. The accounting errors resulted in the misstatement of certain charges since the first quarter of 2009. The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. The Company’s review was overseen by the audit committee of the board of directors of the Company, the “Audit Committee”, with the assistance of management and accounting consultants engaged by management. The Audit Committee concluded on March 12, 2011 that the Company’s previously issued audited consolidated financial statements as of and for the year ended December 31, 2009, and related auditors’ report, and unaudited interim consolidated financial statements as of and for the quarterly periods ended March 31, June 30 and September 30, 2010 should no longer be relied upon because of these errors in the financial statements. The Company’s board of directors agreed with the Audit Committee’s conclusions. After analyzing the size and timing of the errors, the Company determined that, in the aggregate, the errors were material. The Company restated its previously issued financial statements for the years ended December 31, 2009 and 2008 on June 28, 2011.

On October 25, 2011, a purported securities class action (the “Securities Action”) was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period to between May 12, 2009 and March 17, 2011. The amended complaint alleges that the Company, certain of its present officers and directors and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and seeks unspecified damages. The Company filed a motion to dismiss the amended complaint, which was fully briefed on April 18, 2012. On August 8, 2012, the court denied the Company’s motion to dismiss the amended complaint.  On September 4, 2012, the Company filed an answer to the amended complaint.  On January 15, 2013, Plaintiffs filed a motion to certify the purported class. That motion is currently pending as the parties engage in discovery. The Court, on October 12, 2012, issued an order scheduling a starting date of October 25, 2013 for a trial. The Company continues to believe that the allegations in the complaint are without merit and intends to defend itself vigorously against the claims.

On December 23, 2011, a purported shareholder derivative action was filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”) on behalf of the Company. The complaint alleges that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of convertible notes issued in February 2008. On January 25, 2012, a second purported shareholder derivative action was filed in the Court of Chancery on behalf of the Company. On February 3, 2012, the Court of Chancery consolidated the two cases, which were stayed pending the outcome of the motion to dismiss in the Securities Action.  On October 23, 2012, the derivative plaintiffs filed a consolidated amended complaint on behalf of the Company (the “Derivative Action”).  The consolidated complaint alleges that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of the convertible notes issued in February 2008. The consolidated complaint sets forth three causes of action for breach of fiduciary duties, unjust enrichment and insider trading.  On January 7, 2013, the Company filed a motion to dismiss the Derivative Action. That motion was fully briefed on February 28, 2013, and is currently pending before the Court of Chancery.  The Company believes the allegations in the shareholder suit are without merit, and intends to defend itself vigorously against the claims.

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

Failure to maintain effective internal control over financial reporting could have a material adverse effect on the Company’s business, results of operations and the trading price of its shares.

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

As of December 31, 2011, a material weakness was noted because the Company did not have sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, the Company's controls did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts, including, but not limited to, accounting and disclosure for the convertible notes and accounting for deferred taxes. Accordingly, the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011. The Company has since implemented measures that have remediated such material weakness. The Company’s management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and concluded that the Company’s internal control over financial reporting was effective as of such date.

Effective internal controls are necessary for the Company to produce reliable financial reports. Any failure to maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of the Company’s financial statements, which in turn could negatively impact the trading price of the Company’s shares. Furthermore, the Company may need to incur additional costs and use additional management and other resources in an effort to comply with Section 404 of the Sarbanes-Oxley Act and other requirements going forward.

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

In the recent past, public companies that have substantially all of their operations in China have been the subject of short selling. Much of the scrutiny and negative publicity has centered around allegations of a lack of effective internal control over financial reporting resulting in financial and accounting irregularities and mistakes, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result, many of these companies are now conducting internal and external investigations into the allegations and, in the interim, are subject to shareholder lawsuits and/or SEC enforcement actions.

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

The Company’s secured credit facilities contain certain financial covenants that it may not satisfy, which, if not satisfied, could result in the acceleration of the amounts due under the Company’s secured credit facilities and the limitation of the Company’s ability to borrow additional funds in the future.

The agreements governing the Company’s secured credit facilities subject it to various financial and other restrictive covenants with which the Company must comply on an ongoing or periodic basis. These covenants include, but are not limited to, restrictions on the utilization of the funds and the maintenance of certain financial ratios. If the Company violate any of these covenants, the Company’s outstanding debt under the Company’s secured credit facilities could become immediately due and payable, the Company’s lenders could proceed against any collateral securing such indebtedness and the Company’s ability to borrow additional funds in the future may be limited. Alternatively, the Company could be forced to refinance or renegotiate the terms and conditions of the Company’s secured credit facilities, including the interest rates, financial and restrictive covenants and security requirements of the secured credit facilities, on terms that may be significantly less favorable to the Company.

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

On September 17, 2012, the United States filed a trade case with the World Trade Organization, “WTO,” against the PRC with respect to the PRC government’s purported provision of subsidies to the automobile and automobile-parts enterprises in the PRC. If the WTO rules against China in this trade case, the cost of sales of the Company could increase due to the imposition of any tariff and/or the Company’s ability to export products to the United States could be limited, which could affect the Company’s business and operating results.

In addition, under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC has adopted additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the rules include tin, tantalum, tungsten and gold, commonly referred to as “3TG.” If these materials are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, the rules require a reasonable country of origin inquiry be conducted to determine if an issuer knows, or has reason to believe, that any of the minerals used in the production process may have originated from the Democratic Republic of the Congo or an adjoining country. In such a case, if an issuer were not able to determine that the minerals did not originate from a covered country or conclude that there is no reason to believe that the minerals used in the production process may have originated in a covered country, that issuer could be required to perform supply chain due diligence on members of its supply chain. Global supply chains can have multiple layers, thus the costs of complying with these new requirements could be substantial. These new requirements may also reduce the number of suppliers that provide conflict-free metals, and may affect a company’s ability to obtain products in sufficient quantities or at competitive prices. If the Company was to source such 3TG minerals that are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, compliance costs with these rules and/or the unavailability of raw materials could have a material adverse effect on the Company’s results of operations.

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

The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of RMB into foreign currency. In July 2005, the Chinese government has adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” Between July 2005 to December 2012, the exchange rate between the RMB and the U.S. dollar appreciated from RMB1.00 to US$0.1205 to RMB 1.00 to US$0.1591. The Company believes that this significant appreciation will continue for the near future. Significant appreciation of the RMB is likely to decrease the income of export products and decrease the Company’s cash flow.

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

On December 25, 2006, the People’s Bank of China, or PBOC, issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by SAFE on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans with Chinese domestic individuals’ participation require approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese domestic individuals who are granted share options or shares by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with the SAFE and complete certain other procedures. As the Company is an offshore listed company, its Chinese domestic directors and employees who may be granted share options or shares shall become subject to the Stock Option Rule. Under the Stock Option Rule, employees stock holding plans, share option plans or similar plans of offshore listed companies with Chinese domestic individuals’ participation must be filed with the SAFE. After the Chinese domestic directors or employees exercise their options, they must apply for the amendment to the registration with the SAFE. As of December 31, 2012, the Company has completed such SAFE registration and other related procedures according to PRC law. If the Company or its Chinese domestic directors or employees fail to comply with these regulations in the future, the Company or its Chinese domestic directors or employees may be subject to fines or other legal sanctions imposed by the SAFE or other Chinese government authorities.

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

Registered public accounting firms in China, including the Company’s independent registered public accounting firm, are not inspected by the U.S. Public Company Accounting Oversight Board, which deprives the Company and its investors of the benefits of such inspection.

Auditors of companies whose shares are registered with the U.S. Securities and Exchange Commission and traded publicly in the United States, including the Company’s independent registered public accounting firm, must be registered with the U.S. Public Company Accounting Oversight Board (the “PCAOB”) and are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards applicable to auditors. The Company’s independent registered public accounting firm is located in, and organized under the laws of, the PRC, which is a jurisdiction where the PCAOB, notwithstanding the requirements of U.S. law, is currently unable to conduct inspections without the approval of the Chinese authorities, which approval has not been granted for auditors such as the Company’s independent registered public accounting firm. This lack of PCAOB inspections in China prevents the PCAOB from fully evaluating audits and quality control procedures of the Company’s independent registered public accounting firm. As a result, the Company and investors in its common stock are deprived of the benefits of such PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of the Company’s independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections, which could cause investors and potential investors in the Company’s stock to lose confidence in its audit procedures and reported financial information and the quality of its financial statements.

Proceedings instituted recently by the SEC against five PRC-based accounting firms, including the Company’s independent registered public accounting firm, could result in financial statements being determined to not be in compliance with the requirements of the Securities Exchange Act of 1934.

In December 2012, the SEC instituted proceedings under Rule 102(e)(1)(iii) of the SEC’s Rules of Practice against five PRC-based accounting firms, including the Company’s independent registered public accounting firm, alleging that these firms had violated U.S. securities laws and the SEC’s rules and regulations thereunder by failing to provide to the SEC the firms’ work papers related to their audits of certain PRC-based companies that are publicly traded in the United States. Rule 102(e)(1)(iii) grants to the SEC the authority to deny to any person, temporarily or permanently, the ability to practice before the SEC who is found by the SEC, after notice and opportunity for a hearing, to have willfully violated any such laws or rules and regulations. While the Company cannot predict the outcome of the SEC’s proceedings, if the Company’s independent registered public accounting firm were denied, temporarily or permanently, the ability to practice before the SEC, and the Company is unable to find timely another independent registered public accounting firm which can audit and issue a report on its financial statements, the Company’s financial statements could be determined to not be in compliance with the requirements for financial statements of public companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such a determination could ultimately lead to the delisting of the Company’s common stock from the NASDAQ Global Select Market, which event would effectively terminate the trading market for the Company’s common stock in the United States, and/or to the SEC’s revoking the registration of the Company’s common stock under the Exchange Act pursuant to Section 12(j) thereof, in which event broker-dealers thereafter would be prohibited from effecting transactions in, or inducing the purchase or sale of, our common stock in the United States.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

The Company’s headquarters are located at No. 1 Henglong Road, Yu Qiao Development Zone, Shashi District, Jing Zhou City Hubei Province, the PRC. Set forth below are the manufacturing facilities operated by each joint venture. The Company has forty-five to fifty years long-term rights to use the lands and buildings (in thousands of USD, except for references to area in square meters).

Name of Entity	Product	Total Area (sq.m.)	Building Area (sq.m.)	Original Cost of Equipment	Site
Henglong	Automotive Parts	225,221	20,226	$42,081	Jingzhou City, Hubei Province
		13,393	13,707	$-	Wuhan City, Hubei Province
Jiulong	Power Steering Gear	39,478	23,728	$34,372	Jingzhou City, Hubei Province
Shenyang	Automotive Steering Gear	35,354	5,625	$5,688	Shenyang City, Liaoning Province
Chongqing	Steering Pumps	17,188	10,413	$1,678	Zhuji City, Zhejiang Province
Jielong	Electric Power Steering	-	-	$3,750	Wuhan City, Hubei Province
USAI	Sensor Modular	-	-	$962	Wuhan City, Hubei Province
Hubei Henglong	Automotive Steering Gear	170,520	39,920	$13,663	Jingzhou City, Hubei Province
Wuhu	Automotive Steering Gear	83,705	15,273	$4,437	Wuhu City, Anhui Province
Total		584,859	128,892	$106,631

The Company is not involved in investments in (i) real estate or interests in real estate, (ii) real estate mortgages, and (iii) securities of or interests in persons primarily engaged in real estate activities, as all of its land rights are used for production purposes.

ITEM 3.	LEGAL PROCEEDINGS.

Securities Action - Southern District of New York.  On October 25, 2011, a purported securities class action (the “Securities Action”) was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period to between May 12, 2009 and March 17, 2011. The amended complaint alleges that the Company, certain of its present officers and directors and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and seeks unspecified damages. The Company filed a motion to dismiss the amended complaint, which was fully briefed on April 18, 2012. On August 8, 2012, the court denied the Company’s motion to dismiss the amended complaint.  On September 4, 2012, the Company filed an answer to the amended complaint.  On January 15, 2013, Plaintiffs filed a motion to certify the purported class. That motion is currently pending as the parties engage in discovery.  The Court, on October 12, 2012, issued an order scheduling a starting date of October 25, 2013 for a trial. The Company continues to believe that the allegations in the complaint are without merit and intends to defend itself vigorously against the claims.

Derivative Action - Delaware Chancery Court.  On December 23, 2011, a purported shareholder derivative action was filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”) on behalf of the Company. The complaint alleges that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of convertible notes issued in February 2008. On January 25, 2012, a second purported shareholder derivative action was filed in the Court of Chancery on behalf of the Company. On February 3, 2012, the Court of Chancery consolidated the two cases, which were stayed pending the outcome of the motion to dismiss in the Securities Action.  On October 23, 2012, the derivative plaintiffs filed a consolidated amended complaint on behalf of the Company (the “Derivative Action”).  The consolidated complaint alleges that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of the convertible notes issued in February 2008. The consolidated complaint sets forth three causes of action for breach of fiduciary duties, unjust enrichment and insider trading.  On January 7, 2013, the Company filed a motion to dismiss the Derivative Action. That motion was fully briefed on February 28, 2013, and is currently pending before the Court of Chancery.  The Company believes the allegations in the shareholder suit are without merit, and intends to defend itself vigorously against the claims.

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

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICES OF COMMON STOCK

The Company’s common stock has been traded on the NASDAQ Capital Market under the symbol “CAAS.” The high and low bid intra-day prices of the common stock in 2012 and 2011 were reported on NASDAQ for the time periods indicated on the table below. Accordingly, the table below contains the high and low bid closing prices of the common stock as reported on the NASDAQ for the time periods indicated.

	Price Range
	2012		2011
	High	Low	High	Low
First Quarter	$7.41	$3.52	$15.02	$7.40
Second Quarter	$7.18	$3.80	$11.59	$6.30
Third Quarter	$4.40	$3.59	$9.29	$4.03
Fourth Quarter	$5.29	$3.88	$5.65	$3.23

STOCKHOLDERS

The Company’s common shares are issued in registered form. Securities Transfer Corporation in Frisco, Texas is the registrar and transfer agent for the Company’s common stock. As of December 31, 2012, there were 28,043,019 shares of the Company’s common stock (excluding 217,283 shares of the Company’s treasury stock) issued and outstanding and the Company had approximately 57 stockholders of record.

DIVIDENDS

The Company has never declared or paid any cash dividends on its common stock and it does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the Company’s board of directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The securities authorized for issuance under equity compensation plans at December 31, 2012 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,200,000	$8.22	1,698,650

The stock option plan was approved at the 2004 Annual Meeting of Stockholders, and the maximum common shares for issuance under this plan are 2,200,000 with a term of 10 years.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this report. This information excludes Zhejiang as discontinued operations (see Note 26 to the consolidated financial statements in this report) unless otherwise noted.

GENERAL OVERVIEW

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company.” The Company, through its Sino-foreign joint ventures, engages in the manufacture and sales of automotive systems and components in the People’s Republic of China, the “PRC” or “China.” Genesis, a company incorporated on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, is a wholly-owned subsidiary of the Company. Henglong USA Corporation, “HLUSA,” which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly. Furthermore, the Company owns the following aggregate net interests in the following wholly-owned subsidiaries and joint ventures organized in the PRC as of December 31, 2012 and 2011.

	Aggregate Net Interest
Name of Entity	December 31, 2012	December 31, 2011
Henglong	80.00%	80.00%
Jiulong	81.00%	81.00%
Shenyang	70.00%	70.00%
Zhejiang (1)	-%	51.00%
USAI	83.34%	83.34%
Wuhu	77.33%	77.33%
Jielong	85.00%	85.00%
Hubei Henglong (2)	100.00%	100.00%
Testing Center	80.00%	80.00%
Beijing HengLong	50.00%	50.00%
Chongqing Henglong(3)	70.00%	-%
Brazil Henglong (4)	80.00%	-%

(1)	Zhejiang was established in 2002 and mainly engaged in the production and sales of power steering pumps. The Company sold its 51% equity interest in Zhejiang on May 21, 2012. Please refer to Note 26 to the consolidated financial statements in this report.

(2)	On March 7, 2007, Genesis established Hubei Henglong (formerly known as Jingzhou Hengsheng Automotive System Co., Ltd, its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. The registered capital of Hubei Henglong at the time of establishment was $10 million. On February 10, 2010, the registered capital of Hubei Henglong was increased to $16.0 million. On October 12, 2011, the board of directors of the Company approved a reorganization of the Company’s subsidiaries operating in China. As a result of the reorganization, all of Genesis’s equity interests of its subsidiaries operating in China, except for Shenyang and Zhejiang, were transferred to Hubei Henglong, the Company’s new China-based holding company. The reorganization was completed on January 19, 2012, subsequent to which the registered capital of Hubei Henglong was increased to $39.0 million. As the reorganized entities were under common control of the Company, the reorganization did not have any impact on the Company’s consolidated financial position or results of operations and should not impact the tax treatment of the Company or its subsidiaries in any material respect. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

(3)	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts. The new joint venture is located in Chongqing City and has a registered capital of RMB60.0 million, of which RMB42.0 million, or 70%, is held by Hubei Henglong. The registered capital of Chongqing Henglong was fully contributed by Hubei Henglong in cash of $6.7 million (equivalent to RMB42.0 million) in January and February 2012 and by SAIC-IVECO in property, plant and equipment with a fair value of $2.8 million (equivalent to RMB18.0 million) in April 2012.

(4)	On August 21, 2012, Hubei Henglong established a joint venture company with two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. The joint-venture company is called CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong.” Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. The new joint venture is located in Brazil and has a registered capital of $1.0 million (equivalent to BLR1.6 million), of which $0.8 million (equivalent to BLR1.3 million), or 80%, is held by Hubei Henglong, and of which $0.2 million (equivalent to BLR0.3 million), or 20%, is held by Mr. Ozias Gaia Da Silva and Mr. Ademir Dal’ Evedove. As of December 31, 2012, Hubei Henglong and Mr. Ozias Gaia Da Silva and Mr. Ademir Dal’ Evedove have completed their capital contributions.

RESULTS OF OPERATIONS

2012 Versus 2011 Comparative

The Company disposed of its 51% equity interest in Zhejiang in May 2012. Pursuant to ASC Topic 205-20, the business of Zhejiang is considered as discontinued operations. Previously reported consolidated statements of operations for 2011 presented have been adjusted to reflect the discontinued operations. Please refer to Note 26 to the consolidated financial statements in this report.

Net Sales and Cost of Sales

For the years ended December 31, 2012 and 2011, net sales and cost of sales are summarized as follows (figures are in thousands of USD):

	Net Sales				Cost of sales
	2012	2011	Change		2012	2011	Change
Henglong	$187,051	$196,297	$(9,246)	-4.7%	$147,737	$154,856	$(7,119)	-4.6%
Jiulong	71,120	69,518	1,602	2.3	63,450	60,387	3,063	5.1
Shenyang	31,068	30,290	778	2.6	27,295	26,239	1,056	4.0
Wuhu	30,687	35,271	(4,584)	-13.0	28,818	33,531	(4,713)	-14.1
Hubei Henglong	40,962	22,313	18,649	83.6	35,445	17,656	17,789	100.8
Other Sectors	47,202	43,358	3,844	8.9	43,356	41,730	1,626	3.9
Eliminations	(72,085)	(67,199)	(4,886)	7.3	(70,847)	(67,917)	(2,930)	4.3
Total	$336,005	$329,848	$6,157	1.9%	$275,254	$266,482	$8,772	3.3%

Net Sales

Net sales were $336.0 million for the year ended December 31, 2012, compared with $329.8 million for the year ended December 31, 2011, representing an increase of $6.2 million, or 1.9%. The increase was mainly due to the increased sales of newly developed products to North America and the continuing growth of automotive market demand in China.

The main market for the Company’s products is China. The Chinese government issued an incentive policy relating to purchase of low-emission cars and fuel-efficient cars in May 2012. Encouraged by such incentive policy, the sales volume of passenger vehicles in the China market increased by 7.1% in 2012 as compared to 2011. However, the Company’s sales volume of steering gear for passenger vehicles only increased by 3.2% as compared to 2011. The gap in the rate of increase was mainly because the increase of sales of passenger vehicles in the China market was mostly due to the sale of cars by Sino-foreign joint brands, while the Company’s sales were mainly due to from the sale of cars by local Chinese brand.

Further, in 2012, the Chinese government implemented macro-control policies on infrastructure industries, and real estate, which led to a decrease of 5.5% in the sales of commercial vehicles in China as compared to 2011. The Company’s sales of steering gears for commercial vehicles, one of the main products of the Company, decreased by 11.5%, because the Company’s sales were mostly attributable to the sale of steering gears for heavy duty vehicles, which are affected more seriously by the macro-control policies.

Under the pressure of over-production, the competition among various auto sellers and manufacturers in China has intensified, which resulted in a decrease in the sale price of cars by 2% in China in 2012. The decrease of sale price for single-brands’ cars was even more significant than joint-brand’s cars. In order to preserve the market share of the Company among its single-brands’ cars customers, the Company correspondingly lowered the sale price of its main products, the steering gears.

In summary, the Company had an increase in sales volume leading to a sales increase of $29.8 million, a decrease in selling price leading to a sales decrease of $30.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $7.2 million.

Further analysis is as follows:

─	Net sales for Henglong were $187.1 million for the year ended December 31, 2012, compared with $196.3 million for the year ended December 31, 2011, representing a decrease of $9.2 million, or 4.7%, which was mainly due to an increase in sales volume with a sales increase of $19.3 million brought about by an increase in purchases of the Company’s products by the joint-brands auto companies and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a sales increase of $3.6 million, offset by a decrease in selling prices, which led to a sales decrease of $32.1 million.

─	Net sales for Jiulong were $71.1 million for the year ended December 31, 2012, compared with $69.5 million for the year ended December 31, 2011, representing an increase of $1.6 million, or 2.3%, which was mainly due to an increase in sales volume with a sales increase of $2.2 million due to an increase in the demand for commercial vehicles in the Chinese market and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales increase of $1.3 million, which was offset by a decrease in selling prices, which led to a sales decrease of $1.9 million.

─	Net sales for Shenyang were $31.1 million for the year ended December 31, 2012, compared with $30.3 million for the year ended December 31, 2011, representing an increase of $0.8 million, or 2.6%. The net sales increase was mainly due to an increase in sales volumes with a sales increase of $3.5 million, the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales increase of $0.5 million, and a decrease in selling price which led to a sales decrease of $3.2 million.

─	Net sales for Wuhu were $30.7 million for the year ended December 31, 2012, compared with $35.3 million for the year ended December 31, 2011, representing a decrease of $4.6 million, or 13.0%. Since the majority of the products of Wuhu were sold to local Chinese brand auto distributors, the decreasing demand for local Chinese brand autos from end customers due to the aggressive pricing strategy adopted by Sino-foreign joint venture brands auto manufacturers led to the decrease in sales volumes and prices for Wuhu's products. There was a decrease in sales volumes with a sales decrease of $1.4 million, a decrease in selling prices, which led to a sales decrease of $3.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales increase of $0.6 million.

─	Net sales for Hubei Henglong were $41.0 million for the year ended December 31, 2012, compared with $22.3 million for the year ended December 31, 2011, representing an increase of $18.7 million, or 83.6%. All of Hubei Henglong’s products were sold to the United States. The net sales increase was mainly due to sales of the newly developed products to a United States customer. An increase in sales volumes led to a sales increase of $11.8 million, an increase in selling prices, which led to a sales increase of $6.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales increase of $0.4 million.

─	Net sales for Other Sectors were $47.2 million for the year ended December 31, 2012, compared with $43.4 million for the year ended December 31, 2011, representing an increase of $3.8 million or 8.9%. In March, 2012, the Company introduced new steering products to the auto market to replace some of its old products. As the introduction of these new products was still at a very early stage, the total sales volume of Other Sectors in 2012 declined compared to the year ended December 31, 2011. The decrease in sales volume led to a decrease in sales by $0.6 million, an increase in selling prices resulting from the sale of newly developed steering gear models that have a higher selling price than those of older models, which resulted in a sales increase of $3.6 million and the appreciation of the RMB against the U.S. dollar, which led to a sales increase of $0.8 million.

Cost of Sales

For the year ended December 31, 2012, the cost of sales was $275.3 million, compared with $266.5 million for the year ended December 31, 2011, an increase of $8.8 million, or 3.3%. The increase in cost of sales was mainly due to a net increase in sales volumes with a cost of sales increase of $30.2 million, a decrease in unit cost with a cost of sales decrease of $27.5 million and the appreciation of the RMB against the U.S. dollar with a cost of sales increase of $6.1 million. The decrease in the unit cost of sales was primarily due to a decrease in the costs of raw materials, such as steel. Further analysis is as follows:

─	Cost of sales for Henglong was $147.8 million for the year ended December 31, 2012, compared with $154.9 million for the year ended December 31, 2011, representing a decrease of $7.1 million, or 4.6%. The decrease in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $21.1 million, the adoption of technical innovations in production processes in 2012 and a decrease in unit material costs leading to a cost of sales decrease of $31.0 million, which were offset by the effect of foreign currency translation of the RMB against the U.S. dollar with a cost of sales increase of $2.8 million.

─	Cost of sales for Jiulong was $63.5 million for the year ended December 31, 2012, compared with $60.4 million for the year ended December 31, 2011, representing an increase of $3.1 million, or 5.1%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $3.7 million, a decrease in unit cost resulting in a cost of sales decrease of $1.7 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $1.1 million.

─	Cost of sales for Shenyang was $27.3 million for the year ended December 31, 2012, compared with $26.2 million for the year ended December 31, 2011, representing an increase of $1.1 million, or 4.0%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $3.5 million, a decrease in unit cost resulting in a cost of sales decrease of $2.9 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.5 million.

─	Cost of sales for Wuhu was $28.8 million for the year ended December 31, 2012, compared with $33.5 million for the year ended December 31, 2011, representing a decrease of $4.7 million, or 14.1%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $2.0 million and a decrease in unit cost resulting in a cost of sales decrease of $3.3 million, which were offset by the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.6 million.

─	Cost of sales for Hubei Henglong was $35.5 million for the year ended December 31, 2012, compared with $17.7 million for the year ended December 31, 2011, representing an increase of $17.8 million, or 100.8%. The net increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $9.1 million, an increase in unit cost resulting in a cost of sales increase of $8.4 million and the appreciation of the RMB against U.S. dollar resulting in a cost of sales increase of $0.3 million.

─	Cost of sales for Other Sectors was $43.4 million for the year ended December 31, 2012, compared with $41.7 million for the year ended December 31, 2011, representing an increase of $1.6 million, or 3.9%. The increase in cost of sales was mainly due to an increase in cost of supplies for production resulting in a cost of sales increase of $3.0 million, the appreciation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.8 million, and a decrease in sales volumes resulting in a cost of sales decrease of $2.2 million. Other Sectors are mainly engaged in the production of electrical power steering, “EPS,” and, given that the Company’s market share of EPS sales in the PRC market is relatively low and the Company has not yet reached a production level which meets the economies of scale, the Company could not purchase relevant materials from suppliers with a lower price.

Gross margin was 18.1% for the year ended December 31, 2012, representing a 1.1% decrease from 19.2% for the year ended December 31, 2011, which was primarily due to a decrease in the average selling price and an increase in sales volumes of low gross margin products.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials and scraps. For the year ended December 31, 2012, gain on other sales amounted to $4.4 million, while it amounted to $1.5 million for the year ended December 31, 2011. The increase of $2.8 million, or 201.3%, was mainly due to an increase in sales of materials, properties, plants and equipment. For the year ended December 31, 2012, gain on sales of materials and scrap iron and aluminum scraps amounted to $3.5 million, gain on disposal of properties, plants and equipment amounted to $0.9 million, while the amounts were $1.4 million and $0.1 million, respectively, for the year ended December 31, 2011.

Selling Expenses

For the years ended December 31, 2012 and 2011, selling expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2012	2011	Increase/(Decrease)	Percentage
Salaries and wages	$2,496	$2,243	$253	11.3%
Office expense	1,574	1,451	123	8.5
Transportation expense	4,253	4,156	97	2.3
Rent expense	1,030	1,174	-144	-12.3
Other expense	204	199	5	2.5
Total	$9,557	$9,223	$334	3.6%

Selling expenses were $9.6 million for the year ended December 31, 2012. As compared to $9.2 million for the year ended December 31, 2011, there was an increase of $0.3 million, or 3.6%, which was mainly due to:

•	an increase in salaries and wages and office expenses (including office supplies, travel expenses and meeting expenses), as a result of an increase in marketing activities; and

•	a decrease in rent expense due to optimization of commercial networks, which led to decreases in the amount of product warehouse rental space.

General and Administrative Expenses

For the years ended December 31, 2012 and 2011, general and administrative expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2012	2011	Increase/(Decrease)	Percentage
Salaries and wages	$4,559	$5,022	$(463)	-9.2%
Labor insurance expenses	1,549	2,904	(1,355)	-46.7
Maintenance and repair expenses	727	1,093	(366)	-33.5
Property and other taxes	1,259	1,434	(175)	-12.2
Provision/(recovery) for bad debts	74	(78)	152	-194.9
Office expense	1,270	1,520	(250)	-16.4
Depreciation and amortization expense	939	843	96	11.4
Listing expenses(1)	2,299	2,371	(72)	-3.0
Others expenses	260	410	(150)	-36.6
Total	$12,936	$15,519	$(2,583)	-16.6%

(1)	Listing expenses consisted of the costs associated with legal, accounting and auditing fees for operating a public company. The expenses also included share-based compensation expense for options granted to members of the audit committee.

General and administrative expenses were $12.9 million for the year ended December 31, 2012, compared with $15.5 million for the year ended December 31, 2011, representing a decrease of $2.6 million, or 16.6%.

The analysis of expense items with significant fluctuation is as follows:

•	For the year ended December 31, 2012, there was a decrease in salaries and wages and labor insurance expenses, mainly because the Company paid lower performance bonuses to management as the Company did not achieve the performance targets as pre-determined by the board of directors.

•	There was decrease in maintenance and repair expenses in 2012, which was mainly due to the decrease in repair and maintenance projects on the Company’s office facilities in 2012, while in 2011 the Company had more office repair and maintenance projects.

•	There was a decrease in office expense which was mainly due to the Company’s efforts to control its daily spending.

•	There was an increase of depreciation and amortization expense, which was mainly due to the increase in the number of land and buildings, office equipment and software as a result of operation expansion.

Research and Development Expenses

Research and development expenses, “R & D” expenses, were $14.9 million for the year ended December 31, 2012. As compared to $9.0 million for the year ended December 31, 2011, there was an increase of $5.9 million, or 65.5%, which was mainly due to the development and trial production of EPS. Expenses for mold improvement increased by $2.8 million, external technical support fees decreased by $0.8 million, the salaries and wages expenses of research and development related staff increased by $2.5 million and other development expenses increased by $0.2 million.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce new and innovative products on a cost-competitive basis. In 2012, foreign OEMs significantly increased their demand for EPS, but the related technology in China was still in the research and development and testing stage. In order to expand into the market for EPS, the Company increased its investment in the research and development of EPS in 2012, including assigning the Company’s senior technicians and advanced manufacturing equipment to EPS, establishing the EPS trail-production department, hiring technologists and purchasing advanced technology and testing equipment. At present, the Company has developed several types of EPSs suitable for small-engine cars, and has sold certain quantities of EPS.

Income from Operations

Income from operations was $27.8 million for the year ended December 31, 2012. As compared to $31.1 million for the year ended December 31, 2011, there was a decrease of $3.3 million, or 10.6%, which mainly consisted of a decrease of $2.6 million, or 4.0%, in gross profit, an increase of $2.9 million, or 194.0%, in gain on other sales (such as raw materials and property, plant and equipment sales) and an increase in operating expenses of $3.6 million, or 10.8%.

Other Income, Net

Other income was $0.5 million for the year ended December 31, 2012. As compared to $0.2 million for the year ended December 31, 2011, there was an increase of $0.3 million, or 150.0%, primarily as a result of an increase in the unspecific purpose subsidies being recognized in 2012.

The Company’s government subsidies consisted of specific subsidies and other subsidies. Specific subsidies are the subsidies that the Chinese government has specified its purpose for, such as product development and renewal of production facilities. Other subsidies are the subsidies that the Chinese government has not specified its purpose for and are not tied to future trends or performance of the Company; receipt of such subsidy income is not contingent upon any further actions or performance of the Company and the amounts do not have to be refunded under any circumstances. The Company recorded specific purpose subsidies as advances payable when received. For specific purpose subsidies, upon government acceptance of the related project development or asset acquisition, the specific purpose subsidies will be recognized to reduce related R &D expenses or cost of asset acquisition. The unspecific purpose subsidies are recognized as other income upon receipt as future performance by the Company is not required.

Financial Expenses

Financial expenses were $2.2 million for the year ended December 31, 2012. As compared to financial expenses of $4.0 million for the year ended December 31, 2011, there was a decrease of $1.8 million, or 45.2%, primarily as a result of: (a) the redemption of convertible notes which led to a decrease in interest expenses of convertible notes by $2.1 million; (b) an increase in credit lines which led to an increase in interest expense and handling charges by $1.6 million; and (c) an increase in interest income and a decrease in foreign exchange loss of $1.3 million.

Gain (Loss) on Change in Fair Value of Derivatives

During the year ended December 31, 2012, the loss on change in fair value of the derivatives embedded in the convertible notes was $0.5 million. As compared to $21.0 million gain for the year ended December 31, 2011, there was a decrease of $21.5 million. The derivative liability was marked to market each period.

The Company’s stock price rose to $3.82 on May 25, 2012, the redemption date of all the convertible notes by the Company, “Redemption Date,” from $3.30 at the beginning of 2012. Thus, the intrinsic value of the embedded conversion feature in financial instruments increased, which led to an increase in the fair value of compound derivative liabilities. This resulted in a loss on change in fair value of derivatives for the year ended December 31, 2012 (see Note 13 to the consolidated financial statements in this report).

Gain on Convertible Notes Conversion

No convertible note was converted in 2012, while in the year ended December 31, 2011, the Company recognized a gain of $1.6 million for the convertible notes conversion that occurred in March 2011.

Gain on Redemption of Convertible Notes

On the Redemption Date, the Company redeemed all convertible notes issued to Lehman Brothers Commercial Corporation Asia Limited, “LBCCA Liquidator.” The Company recorded a gain of $1.4 million for the redemption of the convertible notes, whereas there was no convertible note redeemed in 2011 (see Note 12 to the consolidated financial statements in this report).

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $27.0 million for the year ended December 31, 2012. Compared with $49.8 million for the year ended December 31, 2011, there was a decrease of $22.8 million, or 45.7%, including a decrease in income from operations of $3.3 million, an increase in gain on other income of $0.3 million, a decrease in financial expense of $1.8 million, a decrease in gain on change in fair value of derivative of $21.4 million, a decrease in gain on convertible notes conversion of $1.6 million and an increase in gain on redemption of convertible notes of $1.4 million.

Income Taxes

Income tax expense was $4.4 million for the year ended December 31, 2012, compared to $4.1 million for the year ended December 31, 2011, representing an increase of $0.3 million, or 6.3%, which was mainly due to an increase in effective tax rate. The effective tax rate increased from 8.3% for the year ended December 31, 2011 to 16.2% for the year ended December 31, 2012, primarily because the gain on changes in fair value of derivatives of $21.0 million, which was recognized in 2011, was not taxable.

Income From Continuing Operations

Income from continuing operations was $22.8 million for the year ended December 31, 2012, compared with $45.9 million for the year ended December 31, 2011, a decrease of $23.1 million, or 50.2%. Income from continuing operations for the year ended December 31, 2011 was higher mainly due to the one-time gain on changes in fair value of derivatives of $21.0 million that was recognized in 2011. The equity in earnings of affiliated companies was consistent with the prior year’s.

Discontinued Operations

The Company sold its 51% equity interest in Zhejiang in May 2012 (see Note 26 to the consolidated financial statements in this report). The net income from discontinued operations was $2.7 million for the year ended December 31, 2012, which included a gain on such disposal of $2.5 million (after tax) and the net operational income of $0.2 million. For the year ended December 31, 2011, net income from discontinued operations was $2.0 million.

Net Income

Net income was $25.5 million for the year ended 31, 2012, compared with net income of $47.9 million for the year ended December 31, 2011, a decrease of $22.4 million, or 46.8%, mainly due to a decrease in income from continuing operations of $23.1 million offset by an increase in income from discontinued operations of $0.7 million.

Net Income Attributable to Noncontrolling Interests

The Company recorded net income attributable to noncontrolling interests of $4.7 million for the year ended December 31, 2012, compared to $7.1 million for the year ended December 31, 2011, a decrease of $2.4 million, or 33.8%.

Taking into account the Zhejiang Sale, the Company owns different equity interests in ten non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted for under the equity method, all of the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of December 31, 2012 and 2011. For the year ended December 31, 2012 and 2011, the Company recorded $4.7 million and $7.1 million, respectively, for the noncontrolling interests’ share in the earnings of the consolidated non-wholly owned subsidiaries.

Net Income Attributable to Parent Company

Net income attributable to parent company was $20.8 million for the year ended December 31, 2012. As compared to $40.8 million for the year ended December 31, 2011, there was a decrease of $20.0 million, due to a decrease in net income of $22.4 million, offset by a decrease in net income attributable to noncontrolling interests of $2.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of December 31, 2012, the Company had cash and cash equivalents of $87.6 million, compared with $73.0 million as of December 31, 2011, an increase of $14.6 million, or 20.0%.

The Company had working capital of $138.7 million as of December 31, 2012, compared with $147.8 million as of December 31, 2011, representing a decrease of $9.1 million, or 6.2%. According to the terms of the convertible notes, convertible notes payable, compound derivative liabilities and accrued make-whole redemption interest expense for the convertible notes were recorded as non-current liabilities as of December 31, 2011. On the Redemption Date, the Company redeemed all the convertible notes, including principal, coupon interest and make-whole amount payable, and an increased short-term bank loan of $32.2 million (see Notes 10, 12, 13 and 15 to the consolidated financial statements in this report). The working capital of the Company therefore decreased.

The Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The Company believes that, in view of its current cash position as of December 31, 2012, the cash expected to be generated from the operations and funds available from bank borrowings will be sufficient to meet its working capital and capital expenditure requirements (including the repayment of bank loans) for at least twelve months commencing from December 31, 2012.

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

As of December 31, 2012, the Company had short-term bank loans of $40.3 million (see Note 10 to the consolidated financial statements in this report), and bankers’ acceptances of $67.3 million (see Note 11 to the consolidated financial statements in this report).

The Company currently expects to be able to obtain similar bank loans (i.e., RMB loans) and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements (see the table under “Bank Arrangements” below for more information). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be devalued by approximately $14.6 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide $14.6 million additional mortgages as of the maturity date of such agreements (see the table under “Bank Arrangements” below for more information). The Company can still obtain a reduced line of credit with a reduction of $8.2 million, which is 56.4% (the mortgage rates) of $14.6 million, if it cannot provide additional mortgages. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity.

On May 18, 2012, the Company entered into a credit facility agreement, the “Credit Agreement,” with Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau,” to obtain a non-revolving credit facility in the amount of $30.0 million, the “Credit Facility”. The Credit Facility would have expired on November 3, 2012, unless the Company drew down the line of credit in full prior to such expiration date, and the maturity date for the loan drawdown was the earlier of (i) 18 months from the drawdown or (ii) 1 month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”.

The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 2.25% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. The interest is calculated daily on a 360-day basis and it is to be fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As of December 31, 2012, the interest rate was 2.56% per annum.

As security for the Credit Facility, the Company is required to provide ICBC Macau the Henglong Standby Letter of Credit for a total amount of not less than $31.6 million if the Credit Facility is fully drawn.

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for the amount of $31.6 million in favor of ICBC Macau. The loan drawdown will expire on May 15, 2013. The Henglong Standby Letter of Credit issued by ICBC Jingzhou with the collateralization of Henglong’s notes receivable of RMB 173.3 million (equivalent to approximately $27.6 million) will expire on June 15, 2013. The Company also paid an arrangement fee of $0.1 million and $0.1 million to ICBC Macau and ICBC Jingzhou. The arrangement fees are amortized over the period of the loan drawdown, and $0.2 million was amortized for the twelve months ended December 31, 2012. Please refer to Note 10 to the consolidated financial statements in this report.

On the Redemption Date, the Company redeemed all of the outstanding convertible notes, including $23.6 million of principal and $8.8 million of interest.

Bank Arrangements

As of December 31, 2012, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

	Bank	Due Date	Amount Available (4)	Amount Used		Assessed Mortgage Value
1. Comprehensive credit facilities(5)	Bank of China	Mar 2013	$22,433	$4,773		$6,945

2. Comprehensive credit facilities	Jingzhou Commercial Bank	Jun 2013	31,819	17,293		61,194

3. Comprehensive credit facilities	China Construction Bank	Sep 2013	11,137	4,840		32,210

4. Comprehensive credit facilities (1)	Shanghai Pudong Development Bank	Dec 2013	15,910	9,810		12,898

5. Comprehensive credit facilities (1)	China CITIC Bank	Nov 2013	16,546	14,895		14,804

6. Comprehensive credit facilities	Industrial and Commercial Bank of China	Jul 2013	12,728	7,086		8,858

7. Comprehensive credit facilities (1)	China Hua Xia Bank	Mar 2013	25,455	4,026		33,115

8. Comprehensive credit facilities	China Everbright Bank	Aug 2014	4,773	4,517		8,146

9. Comprehensive credit facilities	ICBC Macau	May 2013	30,000	30,000		27,573

Total			$170,801	97,240	(2)	205,743	(3)

(1)	Each of Henglong’s comprehensive credit facility with China CITIC Bank, Henglong and Jielong's comprehensive credit facility with Shanghai Pudong Development Bank, and Henglong's comprehensive credit facility with China Hua Xia Bank, needs to be guaranteed by Jiulong, another subsidiary of the Company, in addition to the above pledged assets.

(2)	The amount used includes bank loans of $40.3 million and notes payable of $56.9 million as of December 31, 2012. The remainder of $10.4 million of notes payable were 100% secured by bank notes without utilization of credit lines.

(3)	As at December 31, 2012, the pledged assets included $76.5 million accounts and notes receivable and other pledged assets with assessed value of $129.2 million.

(4)	The amount available is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	As at the date of this report, the comprehensive credit line arrangements with the Bank of China have expired. The Company is negotiating with the Bank of China to renew the credit line arrangements. The Company does not anticipate that there will be any material adverse impact if the Company fails to renew such credit line arrangements as the Company has obtained sufficient comprehensive credit lines from other banks.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line (see note 10 and note 11).

The Company renewed its existing short-term debt and borrowed new debt during 2012 at annual interest rates of 6.00% to 7.57%, and maturity terms of twelve months. Pursuant to the comprehensive credit line arrangement the Company pledged: (1) notes receivable with an assessed value of $6.9 million as security for its comprehensive credit facility with the Bank of China; (2) equipment with an assessed value of approximately $61.2 million as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; (3) equipment, land use rights and buildings with an assessed value of approximately $32.2 million as security for its comprehensive credit facility with China Construction Bank; (4) land use rights and buildings with an assessed value of approximately $12.9 million as security for its comprehensive credit facility with Shanghai Pudong Development Bank; (5) land use rights and buildings with an assessed value of approximately $14.8 million as security for its comprehensive credit facility with China CITIC Bank; (6) accounts receivable with an assessed value of approximately $8.9 million as security for its comprehensive credit facility with Industrial and Commercial Bank of China; (7) accounts receivable with an assessed value of approximately $33.1 million as security for its comprehensive credit facility with China Hua Xia Bank; (8) land use rights and buildings with an assessed value of approximately $8.1 million as security for its comprehensive credit facility with China Everbright Bank; and (9) $27.6 million of notes receivable held by Henglong.

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

	Payment Due Dates
	( in thousands of USD)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term loan including interest payable	$41,192	$41,192	$-	$-	$-
Notes payable (1)	67,280	67,280	-	-	-
Other contractual purchase commitments, including service agreements	9,256	7,883	1,373	-	-
Total	$117,728	$116,355	$1,373	$-	$-

(1)	Notes payable do not bear interest.

Short-term Bank Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of December 31, 2012 (figures are in thousands of USD).

Bank	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Percentage Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
China Construction Bank	Working Capital	26 Jun 2012	12	6.31%	Pay monthly	25 Jun 2013	$3,182
China CITIC Bank	Working Capital	4 Jul 2012	12	7.57%	Pay monthly	4 Jul 2013	2,386
ICBC Macau	Working Capital	22 May 2012	12	2.74%	Pay quarterly	15 May 2013	30,000
Bank of China	Working Capital	1 Nov 2012	12	6.00%	Pay quarterly	15 Nov 2013	4,773
Total							$40,341

The Company must use the loans for the purpose described in the table. If the Company fails to do so, it will be charged a penalty interest at 100% of the specified loan rate listed in the table above. The Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails, it will be charged a compounded interest at the specified rate in the above table. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate. Management believes that the Company had complied with such financial covenants as of December 31, 2012, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of December 31, 2012 (figures are in thousands of USD):

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital [1]	3-6	Jan 2013	$11,176
Working Capital [1]	3-6	Feb 2013	11,918
Working Capital [1]	3-6	Mar 2013	9,456
Working Capital	3-6	Apr 2013	11,267
Working Capital	3-6	May 2013	13,240
Working Capital	3-6	Jun 2013	10,223
Total			$67,280

1	The notes payable were settled in January, February and March 2013, respectively.

The Company must use notes payable for the purpose described in the table. If it fails, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China in the same period. Management believes that the Company had complied with such financial covenants as of December 31, 2012, and will continue to comply with them.

Cash flows

(a)	Operating activities

Net cash provided by operations for the year ended December 31, 2012 was $16.2 million, compared with net cash provided of $34.1 million for the year ended December 31, 2011, representing a decrease of $17.8 million.

For the year ended December 31, 2012, the decrease in net cash provided by operations was mainly due to the net effect of (1) the decrease in net income (excluding non-cash items) by $3.6 million, (2) the change in the balance of pledged deposits which led to a decrease in net cash provided by operations of $7.1 million, (3) the change in the balance of accounts and notes receivable which led to a decrease in net cash provided by operations of $13.4 million, (4) the change in the balance of inventories which led to an increase in net cash provided by operations of $12.7 million, (5) the change in the balance of accounts and notes payable which led to a decrease in net cash provided by operations of $7.3 million, (6) the change in the balance of accrued expenses and other accounts payable which led to a decrease in net cash provided by operation of $7.48 million, (7) the change in the balance of tax payable which led to an increase in cash provided by operations of $9.3 million, and (8) the change in the balance of advance payable which led to an increase in net cash provided by operations of $1.9 million.

(b)	Investing activities

The Company used net cash of $6.3 million in investment activities for the year ended December 31, 2012, compared with $14.0 million during the year ended December 31, 2011, representing a decrease of $7.7 million, which was mainly due to (1) a net cash increase of $7.5 million pursuant to the Company’s sale of its 51% equity interest in Zhejing (see Note 26 to the consolidated financial statements in this report) in May 2012, (2) compared to the same period of last year, the expenses to acquire equipment increased by $4.1 million to improve the Company’s production capacity, and (3) the Company’s sale of idle land resulting in net cash of $3.2 million.

(c)	Financing activities

For the year ended December 31, 2012, the Company obtained net cash of $4.6 million from financing activities, compared with net cash of $0.9 million provided by financing activities for the year ended December 31, 2011, mainly due to (1) the Company obtaining bank loans of $30.0 million form ICBC Macau, (2) the Company’s payment of $23.6 million of principal and interest for redemption of the convertible notes, and (3) the Company’s payment of $1.0 million of net cash for repurchase of the Company’s common stock as of December 31, 2012, while the Company obtained net cash of $0.5 million for issuance of common stock in 2011.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2012 and 2011, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

In addition to bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of December 31, 2012 (figures are in thousands of USD):

	Payment Obligations by Period
	2013	2014	2015	2016	Thereafter	Total
Obligations for service agreements	$207	$-	$-	$-	$-	$207
Obligations for purchasing agreements	7,676	1,373	-	-	-	9,049
Total	$7,883	$1,373	$-	$-	$-	$9,256

SUBSEQUENT EVENTS

None.

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

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. During 2012, the Company supplied products to North America and settled in cash in U.S. dollars. As a result, appreciation or currency fluctuation of the RMB against the U.S. dollar would increase the cost of export products, and adversely affect the Company’s financial performance.

In July 2005, the Chinese government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During December 2011 to December 2012, the exchange rate between RMB and U.S. dollar appreciated from RMB1.00 to US$0.1587 to RMB 1.00 to US$0.1591. The appreciation of the RMB may continue in the near term, as the Chinese government attempts to slow the rate of inflation in the PRC. Significant appreciation of the RMB is likely to decrease the amount of export products, thus decreasing the Company’s income.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”. The update under ASU 2011-11 requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statements of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on their financial position. The update under ASU 2011-11 is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. The amendments clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The effective date is the same as the effective date of ASU 2011-11. The adoption of the update under ASU 2011-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The Company is currently evaluating the impact on its financial statements of adopting this update under ASU 2013-02.

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

The value of the RMB fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the RMB is not readily convertible into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of RMB into foreign currencies such as the U.S. dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On December 31, 2012 and 2011, the exchange rates of RMB against U.S. dollar were RMB1.00 to US$0.1591 and RMB1.00 to US$0.1587, respectively. This floating exchange rate, and any appreciation of the RMB that may result from such rate, could have various adverse effects on the Company’s business. If the RMB appreciates against foreign currencies, it will make the Company’s sales income increase.

In order to mitigate the currency exchange rate risk, the Company has inserted a currency exchange rate fluctuation compensation provision in its sales contracts with its international customers to the effect that both parties will bear 50% of such loss when the fluctuation is over 8% within that contract year.

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not require collateral or other security to support client receivables since most of its customers are large, well-established companies. The Company's credit risk is also mitigated because its customers are all selected enterprises supported by the local government. One customer, Chrysler North America, accounted for more than 10% (12.1%) of the Company’s consolidated revenues in 2012. The Company maintains an allowance for doubtful accounts for any potential credit losses related to its trade receivables. The Company does not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies and the Company does not hold or issue derivative financial instruments for trading or speculative purposes.

INTEREST RATE RISK

The Company’s exposure to changes in interest rates results primarily from its credit facility borrowings. As of December 31, 2012, the Company had $30.0 million of outstanding indebtedness, which is subject to interest rate fluctuations. Based on the amount of such borrowings as of December 31, 2012, it is expected that a hypothetical 100 basis point increase in the then current LIBOR rate would increase the Company’s interest expense by $0.3 million on an annual basis.

The Company’s level of outstanding indebtedness fluctuates from time to time and may result in additional payable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)	The financial statements required by this item begin on page 47.
(b)	Selected quarterly financial data for the past two years are summarized in the following table (figures are in thousands of USD, except those for items headed “Basic” and “Diluted”):

	Quarterly Results of Operations
	First		Second		Third		Fourth
	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$80,920	$86,426	$80,379	$78,157	$73,184	$70,914	$101,523	$94,351
Gross profit	15,378	18,642	15,632	13,837	12,501	12,588	17,240	18,300
Operating income from continuing operations	6,336	10,883	8,574	7,179	5,463	5,450	7,425	7,587
Net income from continuing operations	254	21,311	11,631	5,432	4,400	11,057	6,551	8,061
Net income from discontinued operations	31	769	2,620	332	-	434	-	507
Net income	285	22,080	14,251	5,764	4,400	11,491	6,551	8,568
Net income attributable to noncontrolling interest	1,054	2,438	1,229	1,420	996	1,382	1,465	1,870
Net income (loss) attributable to parent company	(769)	19,642	13,022	4,344	3404	10,109	5,086	6,697
Earnings/(loss) per share attributable to parent company
Basic -
Income from continuing operations attributable to shareholders	$(0.03)	$0.62	$0.35	$0.13	$0.12	$0.31	$0.18	$0.20
Income per share from discontinued operations	$-	$0.01	$0.08	$0.01	$-	$0.01	$-	$0.01
Basic	$(0.03)	$0.63	$0.43	$0.14	$0.12	$0.32	$0.18	$0.21
Diluted-
Income from continuing operations attributable to shareholders	$(0.03)	$0.22	$0.21	$0.13	$0.12	$0.09	$0.18	$0.18
Income per share from discontinued operations	$-	$0.01	$0.08	$0.01	$-	$0.01	$-	$0.01
Diluted	$(0.03)	$0.23	$0.29	$0.14	$0.12	$0.10	$0.18	$0.19

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(A)	DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2012 and determined that internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers Zhong Tian CPAs Limited Company, an independent registered public accounting firm, as stated in their report which is included in Item 15 of this report.

(C)	REMEDIATION MEASURES

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company determined that the following material weakness in its internal control over financial reporting existed as of December 31, 2011:

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

The Company’s remediation efforts were under the direction of its chief executive officer, chief financial officer and chief accounting officer. The status of the remediation was reviewed by the audit committee of the board of directors of the Company, who were advised of issues encountered and key decisions reached by the management.

In order to address the material weakness identified as of December 31, 2011, the Company has taken the following remedial measures.

1.	The Company engaged external experts in corporate accounting with in-depth knowledge of U.S. GAAP and regulatory compliance that have, since the first quarter of 2012, advised the Company on, and reviewed the accounting treatment of, the disposal of a subsidiary by the Company in May 2012. The experts also provided advice on the Company’s preparation of its quarterly reports for the first and second quarters of 2012.

2.	The Company engaged external experts to enhance its internal control over financial reporting and related disclosures. They have provided consulting services to the Company since November 2011 and will be retained again in 2013.

3.	In September 2012, the Company hired an assistant to the chief financial officer, a licensed certified public accountant (CPA) in the state of Colorado, with extensive audit experience in public accounting firms and knowledge of both U.S. GAAP and SEC filings, who is competent for preparation and review of financial statements under the requirements of U.S. GAAP and SEC rules.

4.	During 2012, the Company organized five comprehensive training programs on U.S. GAAP for its accounting team. Such programs included an online course provided by the Shanghai University of Finance and Economics, lectures held by the Company’s chief accounting officer, the chairman of the audit committee of the Company’s board of directors and the newly hired assistant to the chief financial officer discussed above, and self-education programs to enhance their knowledge of the relevant U.S. GAAP interpretations and application.

5.	The Company has enhanced its accounting manual to provide the accounting team with more comprehensive guidelines on the policies and controls over financial reporting under the requirements of U.S. GAAP and SEC rules. The Company will continue to update the accounting manual annually to ensure that it is up-to-date.

Management believes that the measures described above have effectively remediated the referenced material weakness as of December 31, 2012. Under the direction of the Audit Committee, management will continue to review and make any necessary changes to the system of internal controls and the control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

(D) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2012. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)

Hanlin Chen	55	Chairman of the Board

Robert Tung	56	Director

Guangxun Xu	62	Director

Arthur Wong	53	Director

Qizhou Wu	48	Chief Executive Officer and Director

Jie Li	43	Chief Financial Officer

Andy Tse	42	Senior Vice President

Shengbin Yu	59	Senior Vice President

Shaobo Wang	50	Senior Vice President

Yijun Xia	50	Vice President

Daming Hu	54	Chief Accounting Officer

Haimian Cai	49	Vice President

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

Arthur Wong has been an independent director of the Company since May 2012 and is the Chairman of the Audit Committee and member of the Compensation and Nominating Committees. Mr. Wong is currently the Chief Financial Officer of Beijing Radio Cultural Transmission Company Limited, a fast-growing music production and music data management service company. He also serves as a board member and chairman of the audit committees for VisionChina Media Inc. (NASDAQ:VISN), Daqo New Energy Corp. (NYSE: DQ), Besunyen Holdings Company Limited (HKG: 926), and Tembray Petro-king Oilfield Services (BVI) Limited (HKG: 2178). Mr. Wong was formerly the chief financial officer of GreenTree Inns Hotel Management Group, Nobao Renewable Energy, and Asia New-Energy. Prior to that, he worked at Deloitte Touche Tohmatsu from 1982 to 2008, in that firm’s San Jose, Hong Kong and Beijing offices, and most recently as a partner in the Beijing office. Mr. Wong received a Bachelor of Science in Applied Economics degree from the University of San Francisco and was awarded a Higher Diploma of Accountancy from Hong Kong Polytechnic. His professional affiliations include being a member of the American Institute of Certified Public Accountants, the Hong Kong Institute of Certified Public Accountants and the Chartered Association of Certified Accountants.

Robert Tung has been an independent director of the Company since September 2003, and is a member of the Company’s Audit, Compensation (for which he serves as chairman) and Nominating Committees. Mr. Tung is currently the president of Multi-Media Communications, Inc., and vice president of Herbal Blends International, LLC. Mr. Tung holds a M.S. in chemical engineering from the University of Virginia. Currently, Mr. Tung is the China operation vice president of Iraq Development Company of Canada, a leading North American corporation engaging in oil field and infrastructure development in the Republic of Iraq. In addition, Mr. Tung holds the Grand China sales representative position of TRI Products, Inc., a well-known North American iron ores and scrap metals supplier. Mr. Tung is also actively involved in minerals, iron ore and petroleum derivatives purchase and trading.

Guangxun Xu has served as an independent director of the Company since December 2009, and is a member of the Company’s Audit, Compensation and Nominating (for which he serves as chairman) Committees. Mr. Xu has been the Chief Representative of NASDAQ in China and a managing director of the NASDAQ Stock Market International, Asia for over 10 years. With a professional career in the finance field spanning over 25 years, Mr. Xu’s practice focuses on providing package services on U.S. and U.K. listings, advising on and arranging for private placements, PIPEs, IPOs, pre-IPO restructuring, M&A, corporate and project finance, corporate governance, post-IPOIR compliance, and risk control.

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

Andy Tse has served as a senior vice president of the Company since March 2003. He has also served as chairman of the board of Shenyang. He was the vice GM of Jiulong from 1993 to 1997 and the vice GM of Henglong. Mr. Tse has over 10 years of experience in automotive parts sales and strategic development. Mr. Tse has an MBA from the China People University. He is brother in-law to Hanlin Chen.

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

BOARD COMPOSITION AND COMMITTEES

Audit Committee and Independent Directors

The Company has a standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act, as amended. The Audit Committee is operated under a written charter. The Audit Committee consists of the following individuals, all of whom the Company considers to be independent, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence: Robert Tung, Guangxun Xu and Arthur Wong. Arthur Wong is the Chairman of the Audit Committee. The Board has determined that Mr. Arthur Wong is the audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K, serving on the Company’s Audit Committee.

Compensation Committee

The Company has a standing Compensation Committee of the Board of Directors. The Compensation Committee is responsible for determining compensation for the Company’s executive officers. Three of the Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Robert Tung, Guangxun Xu and Arthur Wong serve on the Compensation Committee. Since July 8, 2010, Mr. Robert Tung has been the Chairman of the Compensation Committee. The Board has determined that all members of the Compensation Committee are independent directors under the rules of the Nasdaq Stock Market, as applicable. The Compensation Committee administers the Company’s benefit plans, reviews and administers all compensation arrangements for executive officers, and establishes and reviews general policies relating to the compensation and benefits of the Company’s officers and employees. The Compensation Committee operates under a written charter that is made available on the Company’s website, www.caasauto.com.

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

Nominating Committee

The Company has a standing Nominating Committee of the Board of Directors. Director candidates are nominated by the Nominating Committee. The Nominating Committee will consider candidates based upon their business and financial experience, personal characteristics, and expertise that are complementary to the background and experience of other Board members, willingness to devote the required amount of time to carry out the duties and responsibilities of Board membership, willingness to objectively appraise management performance, and any such other qualifications the Nominating Committee deems necessary to ascertain the candidates’ ability to serve on the Board. The Nominating Committee will not consider nominee recommendations from security holders, other than the recommendations received from a security holder or group of security holders that beneficially owned more than five (5) percent of the Company’s outstanding common stock for at least one year as of the date the recommendation is made. Three of the Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Robert Tung, Guangxun Xu and Arthur Wong, serve on the Nominating Committee. Since December 17, 2009, Mr. Guangxun Xu has been the Chairman of the Nominating Committee.

Stockholder Communications

Stockholders interested in communicating directly with the Board of Directors, or individual directors, may email the Company’s independent director Mr. Arthur Wong at arthurltwong@yahoo.com. Mr. Wong will review all such correspondence and will regularly forward to the board of directors of the Company copies of all such correspondence that deals with the functions of the Board or committees thereof or that he otherwise determines requires their attention. Directors may at any time review all of the correspondence received that is addressed to members of the board of directors of the Company and request copies of such correspondence. Concerns relating to accounting, internal controls or auditing matters will immediately be brought to the attention of the Audit Committee and handled in accordance with procedures established by the Audit Committee with respect to such matters.

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

COMPENSATION DISCUSSION AND ANALYSIS

In 2003, the Board of Directors established a Compensation Committee consisting only of independent Board members, which is responsible for setting the Company’s policies regarding compensation and benefits and administering the Company’s benefit plans. At the end of fiscal year 2012, the Compensation Committee consisted of Robert Tung, Guangxun Xu and Arthur Wong. The members of the Compensation Committee approved the amount and form of compensation paid to executive officers of the Company and set the Company’s compensation policies and procedures during these periods.

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

The Company’s Board of Directors and Compensation Committee have approved the current salaries for executives: RMB1.3 million ($0.2 million) for the Chairman, RMB0.9 million ($0.1 million) for the CEO, and RMB0.5 million ($0.1 million) individually for other officers in 2012.

Performance Bonus

a.	Grantees: Hanlin Chen, Qizhou Wu, Shengbin Yu, Shaobo Wang, Andy Tse, Jie Li, Yijun Xia,and Daming Hu.
b.	Conditions: (i) based on the Company’s consolidated financial statements, the year over year growth rates of net sales, net profits and earnings per share for 2012 must exceed 20%; and (ii) the average growth rate of the foregoing indicators must exceed that of China auto industry in 2012 published by CAAM.
c.	Bonus: 50% of each officer’s annual salary in 2012.

There are no accrued performance bonuses for Named Executive Officers in 2012 as the Company did not reach either of the above conditions for awarding performance bonuses.

Stock Option Awards

The stock options plan proposed by management, which aims to incentivize and retain core employees, to meet employees’ benefits, the Company’s long term operating goals and stockholder benefits, was approved at the 2004 Annual Meeting of Stockholders, and the maximum common shares for issuance under this plan is 2,200,000 with a period of 10 years.

There were no stock options granted to management in 2012.

Other Compensation

Other than the base salary for the Company’s Named Executive Officers, the performance bonus and the stock option awards referred to above, the Company does not have any other benefits and perquisites for its Named Executive Officers. However, the Compensation Committee in its discretion may provide benefits and perquisites to these executive officers if it deems advisable to do so.

Compensation Tables

Executive Officers

The compensation that Named Executive Officers received for their services for fiscal years ended 2012 and 2011 were as follows (figures are in thousands of USD):

Name and principal position	Year	Salary (1)	Bonus (2)	Option Awards (3)	Total
Hanlin Chen (Chairman)	2012	$210	$-	$-	$210
	2011	$165	$-	$-	$165

Qizhou Wu (CEO)	2012	$140	$-	$-	$140
	2011	$110	$-	$-	$110

Haimian Cai (Vice President)	2012	$150	$-	$-	$150
	2011	$96	$-	$-	$96

(1)	Salary – Please refer to Base Salary disclosed under “Elements of compensation” section above for further details.

(2)	Bonus – Please refer to Performance Bonus disclosed under “Elements of compensation” section above for further details

(3)	Option Awards – Please refer to Stock Option Awards disclosed under “Elements of compensation” section above for further details.

For detailed information on option exercises and stock vested, please see Note 19 to the consolidated financial statements in this report.

Compensation for Directors

Based on the number of the board of directors’ service years, workload and performance, the Company decides on their pay. The management believes that the pay for the members of the Board of Directors was appropriate as of December 31, 2012. The compensation that directors received for serving on the Board of Directors for fiscal year 2012 was as follows (figures are in thousands of USD):

Name	Fees earned or paid in cash	Option awards(1)	Total
Robert Tung	$44	$25	$69
Guangxun Xu	$36	$25	$61
Arthur Wong	$31	$25	$56
Bruce C. Richardson(2)	$11	$-	$11

(1)	Other than the cash payment based on the number of a director’s service years, workload and performance, the Company grants 7,500 option awards to each director every year. In accordance with ASC Topic 718, the cost of the above mentioned stock options issued to directors was measured on the grant date based on their fair value. The fair value is determined using the Black-Scholes option pricing model and certain assumptions. Please see Note 19 to the consolidated financial statements in this report for more details.
(2)	Mr. Bruce C. Richardson resigned as a director of the Company on May 15, 2012.

The cost of the above-mentioned compensation paid to directors was measured based on investment, operating, technology, and consulting services they provided. All other directors did not receive compensation for their service on the Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose of or direct the disposition of, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 28,043,019 shares of common stock outstanding at December 31, 2012 (exclusive of 217,283 treasury stock).

Name/Title	Total Number of Shares	Percentage Ownership
Hanlin Chen, Chairman {1)	17,849,014	63.65%
Qizhou Wu, CEO and Director	1,445,136	5.15%
Jie Li, CFO	33,403	0.12%
Li Ping Xie {2}	17,849,014	63.65%
Tse, Yiu Wong Andy, Sr. VP, Director	400,204	1.43%
Shaobo Wang, Sr. VP	165,104	0.59%
Shengbin Yu, Sr. VP	246,429	0.88%
Yijun Xia, VP	17,200	0.06%
Daming Hu, CAO	26,400	0.09%
Robert Tung, Director	7,500	0.03%
Haimian Cai, Director	3,750	0.01%
Wiselink Holdings Limited {3}	17,849,014	63.65%
All Directors and Executive Officers (12 persons)	20,194,140	72.01%

(1)	Includes 1,502,925 shares of common stock beneficially owned by Mr. Hanlin Chen’s wife, Ms. Li Ping Xie, and 3,023,542 shares beneficially held through Wiselink Holdings Limited.

(2)	Includes 13,322,547 shares of common stock beneficially owned by Ms. Li Ping Xie’s husband, Mr. Hanlin Chen, and 3,023,542 beneficially held in Wiselink Holdings Limited.

(3)	Includes 13,322,547 shares of common stock beneficially owned by Mr. Hanlin Chen and 1,502,925 shares of common stock beneficially owned by Mr. Hanlin Chen’s wife, Ms. Li Ping Xie. Wiselink Holdings Limited is a company controlled by Mr. Hanlin Chen.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the information required by Item 13 please refer to Note 2 (Basis of Presentation and Significant Accounting Policies–Certain Relationships and Related Transactions) and Note 29 (Related Party Transactions) to the consolidated financial statements in this report.

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

The following table sets forth the aggregate fees for professional audit services rendered by PricewaterhouseCoopers Zhong Tian CPAs Limited Company for the audit of the Company’s annual financial statements, and fees billed for other services for the fiscal years 2012 and 2011. The Audit Committee has approved all of the following fees (figures are in thousands of USD).

	Fiscal Year Ended
	2012	2011
Audit Fees	$820	$870
Audit-Related Fees	-	-
Tax Fees	-	-
Total Fees Paid	$820	$870

AUDIT COMMITTEE’S PRE-APPROVAL POLICY

During the fiscal years ended December 31, 2012 and 2011, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS

1.	Report of Independent Registered Public Accounting Firm, PricewatershouseCoopers Zhong Tian CPAs Limited Company

2.	Consolidated Balance Sheets as of December 31, 2012 and 2011

3.	Consolidated Statements of Income for the years ended December 31, 2012 and 2011

4.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011

5.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012 and 2011

6.	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

7.	Notes to Consolidated Financial Statements

(b) EXHIBITS

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002)

10.5	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006)

10.6	Securities Purchase Agreement dated February 1, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.7	Securities Purchase Agreement dated February 15, 2008 between the Company and the investors. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.8	Escrow Agreement dated February 15, 2008 among us, U.S. Bank National Association, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.9	Registration Rights Agreement dated February 15, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)
10.10	Convertible note dated February 15, 2008 in the original principal amount of $8,571,429 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.11	Convertible note dated February 15, 2008 in the original principal amount of $6,428,571 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.12	Convertible note dated February 15, 2008 in the original principal amount of $15,000,000 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.13	Closing Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.14	Escrow Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.15	Convertible note dated February 15, 2008 in the original principal amount of $1,428,571 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.16	Convertible note dated February 15, 2008 in the original principal amount of $1,071,429 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.17	Convertible note dated February 15, 2008 in the original principal amount of $2,500,000 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.18	Closing Warrant to purchase 94,133 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.19	Escrow Warrant to purchase 94,133 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.20	Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed on April 2, 2008)

10.21	English Translation of the Sino-Foreign Equity Joint Venture Contract dated January 24, 2010 between Great Genesis Holdings Limited and Beijing Hainachuan Auto Parts Co., Ltd. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2010 filed on March 25, 2010)

21	Schedule of Subsidiaries (incorporated by reference to Note 1 of the consolidated financial statements of the Company in this Annual Report on Form 10-K)

23.1	Consent of PricewaterhouseCoopers Zhong Tian CPAs Limited Company*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101 +	The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 27, 2013, formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income;
(iii)	Consolidated Statements of Comprehensive Income;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Related notes

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: March 27, 2013		/s/ Qizhou Wu

	Name:	Qizhou Wu

	Title:	Chief Executive Officer and President

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

Dated: March 27, 2013		/s/ Hanlin Chen
	Name:	Hanlin Chen
	Title:	Chairman and Director

Dated: March 27, 2013		/s/ Qizhou Wu
	Name:	Qizhou Wu
	Title:	Chief Executive Officer, President and Director

Dated: March 27, 2013		/s/ Jie Li
	Name:	Jie Li
	Title:	Chief Financial Officer

Dated: March 27, 2013		/s/ Daming Hu
	Name:	Daming Hu
	Title:	Chief Accounting Officer

Dated: March 27, 2013		/s/ Robert Tung
	Name:	Robert Tung
	Title:	Director

Dated: March 27, 2013		/s/ Guangxun Xu
	Name:	Guangxun Xu
	Title:	Director

Dated: March 27, 2013		/s/ Arthur Wong
	Name:	Arthur Wong
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

CHINA AUTOMOTIVE SYSTEMS, INC.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of China Automotive Systems, Inc. and its subsidiaries (“the Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers Zhong Tian CPAs Limited Company
PricewaterhouseCoopers Zhong Tian CPAs Limited Company
Shanghai, People’s Republic of China
March 27, 2013

China Automotive Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands of USD, except share and per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$87,649	$72,961
Pledged cash deposits	26,481	21,821
Accounts and notes receivable, net - unrelated parties	211,306	200,940
Accounts and notes receivable, net - related parties	12,286	11,519
Advance payments and others - unrelated parties	3,127	2,215
Advance payments and others - related parties	779	630
Inventories	43,542	51,607
Current deferred tax assets	4,392	3,687
Total current assets	389,562	365,380
Non-current assets:
Property, plant and equipment, net	81,691	84,843
Intangible assets, net	676	837
Other receivables, net - unrelated parties	849	1,877
Other receivables, net - related parties	107	500
Advance payment for property, plant and equipment - unrelated parties	1,001	1,472
Advance payment for property, plant and equipment - related parties	4,162	3,712
Long-term investments	3,665	3,485
Non-current deferred tax assets	4,112	4,341
Total assets	$485,825	$466,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$40,284	$10,316
Accounts and notes payable - unrelated parties	166,380	169,456
Accounts and notes payable - related parties	4,521	2,053
Customer deposits	870	1,181
Accrued payroll and related costs	5,472	5,177
Accrued expenses and other payables	23,063	22,618
Accrued pension costs	4,255	4,067
Taxes payable	5,593	2,029
Amounts due to shareholders/directors	332	352
Deferred tax liabilities	46	311
Total current liabilities	250,816	217,560
Long-term liabilities:
Convertible notes payable	-	23,571
Compound derivative liabilities	-	559
Accrued make-whole redemption interest expense of convertible notes	-	7,616
Advances payable	2,609	984
Total liabilities	253,425	250,290
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued - 28,260,302 and 28,260,302 shares at December 31, 2012 and 2011, respectively	3	3
Additional paid-in capital	39,371	39,296
Retained earnings-
Appropriated	9,953	9,026
Unappropriated	119,329	99,513
Accumulated other comprehensive income	25,898	25,291
Treasury stock - 217,283 and 0 shares at December 31, 2012 and 2011, respectively	(1,000)	-
Total parent company stockholders’ equity	193,554	173,129
Non-controlling interests	38,846	43,028
Total stockholders’ equity	232,400	216,157
Total liabilities and stockholders’ equity	$485,825	$466,447

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands of USD, except share and per share amounts)

	Year Ended December 31,
	2012	2011

Net product sales
Unrelated parties	$308,563	$286,674
Related parties (Note 29)	27,442	43,174
	336,005	329,848
Cost of product sold
Unrelated parties	255,264	245,793
Related parties (Note 29)	19,990	20,689
	275,254	266,482
Gross profit	60,751	63,366
Net gain on other sales	4,426	1,469
Operating expenses:
Selling expenses	9,557	9,223
General and administrative expenses	12,936	15,519
R&D expenses	14,886	8,993
Total operating expenses	37,379	33,735
Operating income	27,798	31,100
Other income, net	461	169
Financial expenses, net	(2,175)	(3,969)
Gain (loss) on change in fair value of derivative	(449)	20,971
Gain on redemption of convertible notes	1,420	-
Gain on convertible notes conversion	-	1,564
Income before income tax expenses and equity in earnings of affiliated companies	27,055	49,835
Less: Income taxes	4,391	4,131
Add: Equity in earnings of affiliated companies	171	158
Income from continuing operations	22,835	45,862
Discontinued operations (including after-tax disposition gain of $2,494) - net of income tax (Note 26)	2,651	2,041
Net income	25,486	47,903
Net income attributable to noncontrolling interest	4,744	7,111
Net income attributable to parent company	$20,742	$40,792
Allocation to convertible notes holders	(934)	(4,519)
Net income attributable to parent company’s common shareholders	19,808	36,273

Net income attributable to parent company’s common shareholders per share –
Basic –
Income from continuing operations attributable to shareholders	0.61	1.27
Income per share from discontinued operations	0.09	0.03
Basic	$0.70	$1.30

Diluted–
Income from continuing operations attributable to shareholders	0.61	0.66
Income per share from discontinued operations	0.09	0.03
Diluted	$0.70	$0.69

Weighted average number of common shares outstanding –
Basic	28,213,163	27,930,668
Diluted	28,215,367	31,511,685

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

 (In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2012	2011

Net income	$25,486	$47,903
Other comprehensive income:
Foreign currency translation gain, net of tax	676	11,285
Comprehensive income	26,162	59,188
Comprehensive income attributable to noncontrolling interest	4,814	9,063
Comprehensive income attributable to parent company	$21,348	$50,125

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

 (In thousands of USD, except share and per share amounts)

	2012	2011

Common Stock
Balance at January 1 - 28,260,302 and 27,175,826 shares at December 31, 2012 and 2011, respectively	$3	$3
Issuance of common shares for the conversion of convertible notes - 0 and 907,708 shares at December 31, 2012 and 2011, respectively	-	-
Exercise of stock option - 0 and 176,768 shares at December 31, 2012 and 2011, respectively	-	-
Balance at December 31 - 28,260,302 and 28,260,302 shares at December 31, 2012 and 2011, respectively	$3	$3

Additional paid-in capital
Balance at January 1	$39,296	$28,565
Issuance of common shares for the conversion of convertible notes	-	10,112
Stock-based compensation	75	101
Exercise of stock option	-	518
Balance at December 31	$39,371	$39,296

Retained earnings— Appropriated
Balance at January 1	$9,026	$8,768
Appropriation of retained earnings	927	258
Balance at December 31	$9,953	$9,026

Unappropriated
Balance at January 1	$99,513	58,980
Net income attributable to parent company	20,742	40,792
Appropriation of retained earnings	(926)	(259)
Balance at December 31	$119,329	$99,513

Accumulated Other Comprehensive Income
Balance at January 1	$25,291	15,958
Net foreign currency translation adjustment attributable to parent company	607	9,333
Balance at December 31	$25,898	$25,291

Treasury stock
Balance at January 1	-	-
Repurchase stock - 217,283 and 0 shares at December 31, 2012 and 2011, respectively	(1,000)	-
Balance at December 31	(1,000)	-
Total parent company stockholders’ equity	$193,554	$173,129

Non-controlling interest
Balance at January 1	$43,028	$35,967
Net foreign currency translation adjustment attributable to non-controlling interest	70	1,951
Net income attributable to non-controlling interest	4,744	7,111
Capital contribution from noncontrolling interests	3,012	-
Distribution of retained earnings	(6,846)	(2,001)
Disposition of Zhejiang	(5,162)	-
Balance at December 31	$38,846	$43,028
Total stockholders' equity	$232,400	$216,157

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2012	2011

Cash flows from operating activities:
Net income	$25,486	$47,903
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	76	101
Depreciation and amortization	13,910	13,501
Deferred income taxes	(1,557)	(915)
Inventory write downs	876	(23)
Provision (reversal) for doubtful accounts	204	(76)
Gain on disposition of a subsidiary	(2,848)	-
Equity in earnings of affiliated companies	(171)	(158)
Gain on convertible notes conversion	-	(1,565)
Gain on redemption of convertible notes	(1,421)	-
(Gain) loss on change in fair value of derivative	449	(20,971)
(Gain) loss on disposal of fixed assets	(849)	105
Amortization of debt issue cost	173	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged cash deposits	(6,888)	182
Accounts and notes receivable	(19,551)	(6,201)
Advance payments and other	(1,283)	1,577
Inventories	229	(12,459)
Increase (decrease) in:
Accounts and notes payable	7,745	15,014
Customer deposits	(52)	409
Accrued payroll and related costs	514	20
Accrued expenses and other payables	(5,422)	2,355
Accrued pension costs	176	26
Taxes payable	4,170	(5,108)
Advances payable	2,243	346
Net cash provided by operating activities	16,209	34,063
Cash flows from investing activities:
(Increase) decrease in other receivables	1,376	564
Cash received from property, plant and equipment sales	3,940	575
Cash paid to acquire property, plant and equipment	(19,004)	(14,857)
Cash paid to acquire intangible assets	(75)	(324)
Proceeds from disposition of a subsidiary	7,471	-
Net cash used in investing activities	(6,292)	(14,042)
Cash flows from financing activities:
Bank loans borrowed	43,612	10,200
Repayment of bank loans	(11,389)	(6,995)
Paid debt issue cost for bank loan	(230)	-
Capital contribution from noncontrolling interests	166	-
Dividends paid to the non-controlling interest holders of joint venture companies	(2,936)	(2,823)
Decrease in amounts due to shareholders/directors	(21)	(28)
Exercise of stock option	-	518
Redemption of convertible notes	(23,571)	-
Repurchase common stock	(1,000)	-
Net cash provided by financing activities	4,631	872
Cash and cash equivalents affected by foreign currency	140	2,643
Net increase in cash and cash equivalents	14,688	23,536
Cash and equivalents at beginning of year	72,961	49,425
Cash and equivalents at end of year	$87,649	$72,961

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

 (In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Year Ended December 31,
	2012	2011

Cash paid for interest	$10,874	$1,973
Cash paid for income taxes	$5,769	$8,272

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Non-cash investing activities:

	Year Ended December 31,
	2012	2011

Advance payments for acquiring property, plant and equipment	$5,163	$5,185
Accounts receivable from sale of property, plant and equipment	$1,128	$-

Non-cash financing activities:

	Year Ended December 31,
	2012	2011

Issuance of common shares for the conversion of convertible notes	$-	$10,112
Noncontrolling interests contribution of capital with property, plant and equipment	$2,846	$-
Dividend Payable to non-controlling interest shareholders of joint-ventures	$162	$808

The accompanying notes are an integral part of these consolidated financial statements

China Automotive Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Organization and Business

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

The Company owns the following aggregate net interests in the following Sino-foreign joint ventures, wholly-owned subsidiary and joint ventures organized in the PRC and Brazil as of December 31, 2012 and 2011.

	Aggregate Net Interest
Name of Entity	2012	2011
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [1]	80.00%	80.00%
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [2]	81.00%	81.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang” [4]	-%	51.00%
Universal Sensor Application Inc., “USAI” [5]	83.34%	83.34%
Wuhu HengLong Auto Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [7]	85.00%	85.00%
Jingzhou Hubei Henglong Automotive System Co., Ltd, “Hubei Henglong” [8]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [9]	80.00%	80.00%
Beijing Hainachun HengLong Automotive Steering System Co., Ltd, “Beijing HengLong” [10]	50.00%	50.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd, “Chongqing Henglong” [11]	70.00%	-%
CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong” [12]	80.00%	-%

1.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gear for cars and light duty vehicles.
2.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gear for heavy-duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
4.	Zhejiang was established in 2002 to focus on power steering pumps. The Company sold its 51% equity interest in Zhejiang on May 21, 2012. Please see Note 26.
5.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.
6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.
7.	Jielong was established in 2006 and mainly engages in the production and sales of electric power steering gear, “EPS.”
8.	On March 7, 2007, Genesis established Hubei Henglong (formerly known as Jingzhou Hengsheng Automotive System Co., Ltd.), its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. The registered capital of Hubei Henglong at the time of establishment was $10 million. On February 10, 2010, the registered capital of Hubei Henglong was increased to $16 million. On October 12, 2011, the board of directors of the Company approved a reorganization of the Company’s subsidiaries operating in China. As a result of the reorganization, all of Genesis’s equity interests of its subsidiaries operating in China, except for Shenyang and Zhejiang, were transferred to Hubei Henglong, the Company’s new China-based holding company. The reorganization was completed on January 19, 2012, subsequent to which the registered capital of Hubei Henglong was increased to $39.0 million. As the reorganized entities were under common control of the Company, the reorganization did not have any impact on the Company’s consolidated financial position or results of operations and should not impact the tax treatment of the Company or its subsidiaries in any material respect. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.
9.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products. The registered capital of the Testing Center was RMB30.0 million, equivalent to approximately $4.4 million.
10.	On January 24, 2010, Genesis entered into a joint venture contract with Beijing Hainachuan Auto Parts Co., Ltd., to establish Beijing Henglong as a joint venture company to design, develop and manufacture both hydraulic and electric power steering systems and parts. On September 16, 2010, with Beijing Hainchuan’s agreement, Genesis transferred its interest in the joint venture to Hubei Henglong, and left the other terms of the joint venture contract unchanged. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for by the equity method.

11.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts. The new joint venture is located in Chongqing City and has a registered capital of RMB60 million, of which RMB42 million, or 70%, is held by Hubei Henglong. The registered capital of Chongqing Henglong was fully contributed by Hubei Henglong in cash of $6.7 million (equivalent to RMB42 million) in January and February 2012 and by SAIC-IVECO in property, plant and equipment with a fair value of $2.8 million (equivalent to RMB18 million) in April 2012.
12.	On August 21, 2012, Hubei Henglong established a Sino-foreign joint venture company with two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. The joint-venture company is called CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong.” Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. The new joint venture is located in Brazil and has a registered capital of $1.0 million (equivalent to BRL1.6 million), of which $0.8 million (equivalent to BRL1.3 million), or 80%, is held by Hubei Henglong, and of which $0.2 million (equivalent to BRL0.3 million), or 20%, is held by Mr. Ozias Gaia Da Silva and Mr. Ademir Dal’ Evedove. As of December 31, 2012, Hubei Henglong and Mr. Ozias Gaia Da Silva and Mr. Ademir Dal’ Evedove have completed their capital contributions.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the years ended December 31, 2012 and 2011, the accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and joint ventures, which are described in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company has no voting control in Beijing Henglong, thus such investment was accounted for using the equity method.

During early 2003, the Directors of the Company and the other joint venture partners in the Company’s Sino-foreign joint ventures executed “Act in Concert” agreements, resulting in the Company’s ownership of voting control in such Sino-foreign joint ventures. Consequently, effective January 1, 2003, the Company changed from equity accounting to consolidation accounting for its investments in Sino-foreign joint ventures for the year ended December 31, 2003. Prior to January 1, 2003, the Company used the equity method pursuant to the provision in ASC Topic 810.

Henglong was formed in 1997. The Company increased its shareholdings from 44.5% to 80% in 2008 and the remaining 20% is owned by Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd., “JLME.” The highest authority of the joint venture is Henglong’s board of directors, which is comprised of five directors, four of which, 80%, are appointed by the Company, and one of which, 20%, is appointed by JLME. As for day-to-day operating matters, approval by more than two-thirds of the members of such board of directors, 67%, is required. Both the chairman of such board of directors and the general manager of Henglong are appointed by the Company.

Jiulong was formed in 1993, with 81% owned and controlled by the Company, 10% owned by JLME, and 9% owned by Jingzhou Tianxin Investment Consulting Co., Ltd., “Tianxin.” The highest authority of the joint venture is Jiulong’s board of directors, which is comprised of five directors, four of which, 80%, are appointed by the Company, and one of whom, 20%, is appointed by JLME. As for day-to-day operating matters, approval by more than two-thirds of the members of such board of directors, 67%, is required. The chairman of such board of directors is appointed by JLME. The general manager of Jiulong is appointed by the Company.

Shenyang was formed in 2002, with 70% owned and controlled by the Company, and 30% owned by Shenyang Automotive Industry Investment Corporation, “JB Investment.” The highest authority of the joint venture is Shenyang’s board of directors, which is comprised of seven directors, four of whom, 57%, are appointed by the Company, and three of whom, 43%, are appointed by JB Investment. As for day-to-day operating matters, approval by more than two-thirds of the members of such board of directors, 67%, is required. The chairman of the board of directors is appointed by the Company. In March 2003, the Company and Jinbei entered into an act-in-concert agreement, under which the directors appointed by Jinbei agree to act in concert with the directors appointed by the Company. As a result, the Company obtained control of Shenyang in March 2003. The general manager of Shenyang is appointed by the Company.

Zhejiang was formed in 2002, with 51% owned by Genesis, which is wholly-owned and controlled by the Company, and 49% owned by Zhejiang Vie Group, “ZVG.” The highest authority of the joint venture was Zhejiang’s board of directors, which was comprised of seven directors, four of whom, 57%, were appointed by the Company and three of whom, 43%, were appointed by ZVG. As for day-to-day operating matters, approval by more than two-thirds of the members of such board of directors, 67%, is required. In March 2003, the Company and ZVG entered into an act-in-concert agreement, under which the directors appointed by ZVG agreed to act in concert with the directors appointed by the Company. As a result, the Company obtained control of Zhejiang in March 2003. The chairman of such board of directors was appointed by ZVG. The general manager of Zhejiang was appointed by the Company. The Company sold its 51% equity interest in Zhejiang on May 21, 2012.  Please see Note 26.

USAI was formed in 2005. At December 31, 2008, 83.34% was owned by the Company and 16.66% owned by Shanghai Hongxi Investment Inc., “Hongxi.” The highest authority of the joint venture is USAI’s board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, one of whom, 33%, is appointed by Hongxi. As for day-to-day operating matters, approval by more than two-thirds of the members of such board of directors, 67%, is required. The chairman of such board of directors is appointed by the Company. The general manager of USAI is appointed by the Company.

Jielong was formed in April 2006, with 85% owned by the Company, and 15% owned by Hong Kong Tongda, “Tongda.” The highest authority of the joint venture is Jielong’s board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, and one of whom, 33%, is appointed by Tongda. As for day-to-day operating matters, approval by more than two-thirds of the members of such board of directors, 67%, is required. The chairman of such board of directors is appointed by the Company. The general manager of Jielong is appointed by the Company.

Wuhu was formed in May 2006, with 77.33% owned by the Company, and 22.67% owned by Wuhu Chery Technology Co., Ltd., “Chery Technology.” The highest authority of the joint venture is Wuhu’s board of directors, which is comprised of five directors, three of whom, 60%, are appointed by the Company, and two of whom, 40%, are appointed by Chery Technology. As for day-to-day operating matters, approval by more than two-thirds of the members of such board of directors, 67%, is required. The directors of the Company and Chery Technology executed an “Act in Concert” agreement, resulting in the Company having voting control in the joint venture. The chairman of such board of directors is appointed by the Company. The general manager of Wuhu is appointed by the Company.

Testing Center was formed in December 2009, as a wholly-owned subsidiary of Henglong. The highest authority of the entity is its board of directors, which is comprised of three directors, all of them are appointed by the Company.

Chongqing Henglong was formed in 2012, with 70% owned by the Company and 30% owned by SAIC-IVECO. The highest authority of the joint venture is Chongqing Henglong’s board of directors, which is comprised of five directors, three of whom, 60%, are appointed by the Company, and two of whom, 40%, are appointed by SAIC-IVECO. As for day-to-day operating matters, approval by more than two-thirds of the members of such board of directors, 67%, is required. In February 2012, the Company and SAIC-IVECO signed an “Act in Concert” agreement. According to the agreement, the directors appointed by SAIC-IVECO agreed to execute the “Act in Concert” agreement with the directors designated by the Company. The chairman of such board of directors and the general manager of Chongqing Henglong are both appointed by the Company.

Brazil Henglong was formed in 2012, with 80% owned by the Company and 20% owned by Mr. Ozias Gaia Da Silva and Mr. Ademir Dal’ Evedove. The highest authority of the joint venture is Brazil Henglong’s board of directors. In making operational decision, approval by voting rights representing at least 3/4 of the capital, 75%, is required and 80% of voting rights were owned by the Company. The chairman of such board of directors is appointed by the Company. The general manager is Mr. Ozias Gaia Da Silva.

Beijing Henglong was formed in 2010, with 50% owned by the Company and 50% owned by Beijing Hainachuan Auto Parts Co. Ltd., "Hainachuan.” The highest authority of the joint venture is Beijing Henglong’s board of directors, which is comprised of seven directors, four of whom, 57%, are appointed by the Company, and three of whom, 43%, are appointed by Hainachuan. As for day-to-day operating matters, approval by more than two-thirds of the members of such board of directors, 67%, is required. The chairman of such board of directors is appointed by Hainachuan. The general manager of Beijing Henglong is appointed by the Company. The Company has no voting control in Beijing Henglong, thus such investment was accounted for using the equity method.

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

Gains or losses on disposal of property, plant and equipment are determined as the difference between the net disposal proceeds and the carrying amount of the relevant asset, and are recognized in the consolidated statements of operations and comprehensive income on the date of disposal.

Interest Costs Capitalized - Interest costs incurred in connection with specific borrowings for the acquisition, construction or installation of property, plant and equipment are capitalized (if significant) and depreciated as part of the asset’s total cost when the respective asset is placed into service.

However, for the fiscal year ended December 31, 2012 and 2011, interest costs which were incurred as a result of using such specific borrowings for the acquisition, construction or installation of property, plant and equipment were not significant, so the Company did not capitalize interest costs.

Intangible Assets - Intangible assets, representing patents and technical know-how acquired, are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful life of 5 to 15 years.

Long-Lived Assets - The Company has adopted the provisions of ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Property, plant and equipment and definite life intangible assets are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets.

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

In 2010, the Company set up a joint venture with Beijing Hainachuan, Beijing Henglong. Beijing Henglong is an entity over which the Company has significant influence but it does not control. Investment in Beijing Henglong is accounted for by the equity method of accounting. Under this method, the Company’s income (loss) from investment in Beijing Henglong is recognized in the consolidated statements of income. Unrealized gains on transactions between the Company and Beijing Henglong are eliminated to the extent of the Company’s interest in Beijing Henglong, if any; unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. When the Company’s share of losses in Beijing Henglong equals or exceeds its interest in Beijing Henglong, the Company does not recognize further losses, unless the Company has incurred obligations or made payments on behalf of Beijing Henglong.

The Company continually reviews its investment in Beijing Henglong to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, including general market conditions, industry-specific or investee-specific reasons, changes in valuation subsequent to the balance sheet date and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the security is written down to fair value. There were no impairment losses for its long-term investment in the years ended December 31, 2012 and 2011.

Revenue from Product Sales Recognition - The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customers including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value added tax laws have been complied with, and collectability is probable. The Company recognizes product sales generally at the time the product is installed on OEMs’ production line, and a small number of product sales is recognized at the time the product is shipped. Concurrent with the recognition of revenue, the Company reduces revenue for estimated product returns. Revenue is presented net of any sales tax and value added tax.

Revenue from Materials and Other Assets Sales Recognition – Normally, the Company purchases materials only for its production. Occasionally, some materials will be sold to other suppliers in case of temporary inventory overage of such materials and to make a profit on any price difference. The Company is essentially the agent in these transactions because it does not have any risk of product return. When there is any quality or quantity loss, the suppliers are obligated to restitution. Income generated from selling materials is recorded as the net amount retained, that is, the amount billed to the customers less the amount paid to suppliers, in the consolidated statement of income in accordance with the provisions of ASC Topic 350. Revenue from other asset sales represents gains or losses from other assets, for example, unused property, plant and equipment. Income generated from selling other assets is recorded as the net sales amount less the carrying value of the assets. The Company has classified such revenue from materials and other asset sales into gain on other sales in its consolidated statements of income.  For the year ended December 31, 2012, gain on sales of materials and scrap iron and aluminum scraps amounted to $3.5 million and gain on disposal of properties, plants and equipment amounted to $0.9 million, while the amounts were $1.4 million and $0.1 million, respectively, for the year ended December 31, 2011.

Government subsidies - the Company’s PRC based subsidiaries received government subsidies according to related policy from local government. The Company’s government subsidies consisted of specific subsidies and other subsidies. Specific subsidies are the subsidies that the Chinese government has specified its purpose for, such as product development and renewal of production facilities. Other subsidies are the subsidies that the Chinese government has not specified its purpose for and are not tied to future trends or performance of the Company; receipt of such subsidy income is not contingent upon any further actions or performance of the Company and the amounts do not have to be refunded under any circumstances. The Company recorded specific purpose subsidies as advances payable when received. For specific purpose subsidies, upon government acceptance of the related project development or asset acquisition, the specific purpose subsidies are recognized to reduce related R &D expenses or cost of asset acquisition. The unspecific purpose subsidies are recognized as other income upon receipt as further performance by the Company is not required.

Sales Taxes - The Company is subject to value added tax, “VAT.” The applicable VAT tax rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold less VAT paid on purchases made with the relevant supporting invoices. VAT is collected from customers by the Company on behalf of the PRC tax authorities and is therefore not charged to the consolidated statements of income.

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

For the years ended December 31, 2012 and 2011, the warranties activities were as follows (figures are in thousands of USD):

	Year Ended December 31,
	2012	2011
Balance at the beginning of year	$16,809	$13,944
Additions during the year	10,931	11,485
Settlement within the year	(9,264)	(9,332)
Decrease for warranty related to the subsidiary sold	(436)	-
Foreign currency translation	41	712
Balance at end of year	$18,081	$16,809

Pension - Most of the operations and employees of the Company are located in China. The Company records pension costs and various employment benefits in accordance with the relevant Chinese social security laws, which is approximately at a total of 31% of base salary as required by local governments. Base salary levels are the average salary determined by the local governments.

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

Interest Rate Risk- As of December 31, 2012, the Company had bank loans of $30.0 million which were charged at floating interest rates. The remaining bank loans and convertible notes payable were charged at fixed interest rates. Management is monitoring the change of floating interest rates. The Company plans to repay the bank loans with floating interest rates when the floating interest rates exceed fixed interest rates, because such bank loans are short-term and the Company has sufficient credit lines with fixed interest rates.

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

Advertising, Shipping and Handling Costs – Advertising, shipping and handling costs are expensed as incurred and recorded in selling expenses. Shipping and handling costs relating to sales of $4.3 million and $4.2 million were included in selling expenses for the years ended December 31, 2012 and 2011, respectively.

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

Comprehensive Income – ASC Topic 220 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. ASC Topic 220 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

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

Fair Value Measurements – For purposes of fair value measurements, the Company applies the applicable provisions of ASC 820 “Fair Value Measurements and Disclosures.” Accordingly, fair value for the Company’s financial accounting and reporting purposes represents the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the designated measurement date. With an objective to increase consistency and comparability in fair value measurements and related disclosures, the Financial Accounting Standard Board established the fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.

Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As at December 31, 2012 and 2011, the Company did not have any fair value assets and liabilities classified as Level 1.

Level 2 Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As at December 31, 2012 and 2011, the Company did not have any fair value assets and liabilities classified as Level 2.

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

The Company’s financial instruments consist principally of cash and cash equivalents, pledged cash deposits, accounts and notes receivable, accounts and notes payable, advance payment or payable, other receivable or payable, accrued expenses, bank loans, convertible notes payable and derivative liabilities. As of December 31, 2012 and 2011, except for derivative liabilities, the respective carrying values of all other financial instruments approximated their fair values based on their short-term maturities. The convertible notes payable and derivative liabilities were settled upon redemption of the convertible notes on May 25, 2012. The derivative liabilities were classified as Level 3 financial instruments as of December 31, 2012 and December 31, 2011(figures are in thousands of USD):

Balance as of December 31, 2012
Fair Value Measurements
	Carrying Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current	$-	$-	$-	$-

	Balance as of December 31, 2011
		Fair Value Measurements
	Carrying Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, non-current	$559	$-	$-	$559

For a summary of changes in Level 3 derivative liabilities for the years ended December 31, 2012 and 2011, and assumptions used for the fair value measurement of the Level 3 derivative liabilities, please see Note 13.

Stock-Based Compensation - The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 501,350 stock options and 1,698,650 stock options remain to be issuable in the future. As of December 31, 2012, the Company had 90,000 stock options outstanding.

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

Foreign Currencies - China Automotive, the parent company, and HLUSA maintain their books and records in United States Dollars, “USD,” their functional currency. The Company’s subsidiaries based in the PRC and Genesis maintain their books and records in Renminbi, “RMB,” their functional currency. The Company’s subsidiary based in Brazil maintains its books and records in Brazilian reais, “BRL,” its functional currency. In accordance with ASC Topic 830, “FASB Accounting Standards Codification”  , foreign currency transactions denominated in currencies other than the functional currency are remeasured into the functional currency at the rate of exchange prevailing at the balance sheet date for monetary items. Nonmonetary items are remeasured at historical rates. Income and expenses are remeasured at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period.

In translating the financial statements of the Company’s China and Brazil subsidiaries and Genesis from their functional currency into the Company's reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity.

Certain Relationships And Related Transactions-

The following are the related parties of the Company. The major shareholders of the Company directly or indirectly have interests in these related parties:

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

Jingzhou Tongying Alloys Materials Co., Ltd., “Jingzhou Tongying”

WuHan Dida Information S&T Development Co., Ltd., “WuHan Dida”

Hubei Wanlong Investment Co., Ltd., “Hubei Wanlong”

Jiangling Yude Machining Co., Ltd., “Jiangling Yude”

Wiselink Holdings Limited, “Wiselink”

Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong”

Honghu Changrun Automotive Parts Co., Ltd., “Honghu Changrun”

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”. The update under ASU 2011-11 requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statements of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on their financial position. The update under ASU 2011-11 is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. The amendments clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The effective date is the same as the effective date of ASU 2011-11. The adoption of the update under ASU 2011-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The Company is currently evaluating the impact on its financial statements of adopting this update under ASU 2013-02.

3.	Accounts and Notes Receivable

The Company’s accounts receivable at December 31, 2012 and 2011, are summarized as follows (figures are in thousands of USD):

	December 31,
	2012	2011
Accounts receivable - unrelated parties (1)	$117,136	$109,326
Notes receivable - unrelated parties (2)(3)	95,436	92,805
	212,572	202,131
Less: allowance for doubtful accounts- unrelated parties	(1,266)	(1,191)
Accounts and Notes Receivable- unrelated parties	211,306	200,940
Accounts and Notes Receivable - related parties	12,286	11,519
Balance at end of year	$223,592	$212,459

(1)	As of December 31, 2012, the Company has pledged $42.0 million of accounts receivable as security for its comprehensive credit facility with banks in China.

(2)	Notes receivable represents accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

(3)	Henglong’s collateralization of RMB 217.0 million (equivalent to approximately $34.5 million) as security for the credit facility with banks in China, including RMB 173.3 million (equivalent to approximately $27.6 million) in favor of Industrial and Commercial Bank of China, Jingzhou Branch (“ICBC Jingzhou”) for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 10 below) as security for the non-revolving credit facility in the amount of $30.0 million provided by ICBC Macau (as defined in Note 10 below) to the Company in May 2012, and RMB 43.7 million (equivalent to approximately $6.9 million) in favor of Bank of China as security for the revolving credit facility.

The activity in the Company’s allowance for doubtful accounts of accounts receivable during the years ended December 31, 2012 and 2011, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2012	2011
Balance at beginning of year	$1,191	$2,929
Amounts provided for during the year	232	10
Amounts reversed of collection during the year	(77)	(168)
Written off during the year	-	(1,729)
Disposition of Zhejiang	(83)	-
Foreign currency translation	3	149
Balance at end of year	$1,266	$1,191

4. Other Receivables

The Company’s other receivables at December 31, 2012 and 2011, are summarized as follows (figures are in thousands of USD):

	December 31,
	2012	2011
Other receivables- unrelated parties	$905	$1,936
Less: allowance for doubtful accounts - unrelated parties	(56)	(59)
Balance at end of year	$849	$1,877

	December 31,
	2012	2011
Other receivables - related parties	$715	$1,138
Less: allowance for doubtful accounts - related parties	(608)	(638)
Balance at end of year	$107	$500

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.

The activity in the Company’s allowance for doubtful accounts of other receivable during the years ended December 31, 2012 and 2011, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2012	2011
Balance at beginning of year- unrelated parties	$59	$136
Amounts provided for during the year- unrelated parties	-	1
Amounts reversed of collection during the year- unrelated parties	-	(85)
Disposition of Zhejiang	(3)	-
Foreign currency translation- unrelated parties	-	7
Balance at end of year	$56	$59

	Year Ended December 31,
	2012	2011
Balance at beginning of year- related parties	$638	$564
Amounts provided for during the year- related parties	-	57
Amounts reversed of collection during the year- related parties	(32)	(12)
Foreign currency translation- related parties	2	29
Balance at end of year	$608	$638

5. Inventories

The Company’s inventories at December 31, 2012 and 2011, consisted of the following (figures are in thousands of USD):

	December 31,
	2012	2011
Raw materials	$11,144	$15,604
Work in process	7,094	7,344
Finished goods	25,304	28,659
Balance at end of year	$43,542	$51,607

Provision for inventories valuation amounted to $0.9 million and $0.02 million for the years ended December 31, 2012 and 2011, respectively.

6. Long-term Investments

On December 31, 2012 and 2011, the Company’s balance of long-term investment was $3.7 million and $3.5 million, respectively. As discussed in note 2, for the long-term investments that the Company has no voting control, such investments were accounted for using the equity method or the cost method.

On January 24, 2010, the Company invested $3.1 million to establish a joint venture company with the other shareholder, Beijing Hainachuan Henglong Steering System Co., Ltd., “Beijing Henglong,” in which the Company owns 50% equity, as discussed in Note 2. The Company accounted for its operation results with the equity method. On December 31, 2012 and 2011, the Company had $3.6 million and $3.4 million, respectively, of net equity in Beijing Henglong, respectively. Summarized statement of balance sheet data of Beijing Henglong as of December 31 is as follows (figures are in thousands of USD):

	December 31,
	2012	2011
Current assets	$12,009	$10,114
Other assets	4,851	4,861
Total assets	$16,860	$14,975
Current liabilities	$6,892	$5,691
Other liabilities	2,810	2,485
Shareholders’ equity	7,158	6,799
Total liabilities and shareholders’ equity	$16,860	$14,975

Statement of operations data for the years ended December 31 of 2012 and 2011, are summarized as follows (figures are in thousands of USD):

	Net Sales		Gross Margin		Net Income(Loss)
	2012	2011	2012	2011	2012	2011

Beijing Henglong	$20,954	$25,052	$646	$734	$342	$317

The Company’s share of net assets and net income is reported in the consolidated financial statements as “long-term investments” on the consolidated balance sheets and “equity in earnings of affiliated companies” on the consolidated statements of operations and comprehensive income. The Company’s consolidated financial statement contains the net income of non-consolidated affiliates of $0.2 million and $0.2 million at December 31, 2012 and 2011, respectively.

7. Property, Plant and Equipment

The Company’s property, plant and equipment at December 31, 2012 and 2011, are summarized as follows (figures are in thousands of USD):

	December 31,
	2012	2011

Costs:
Land use rights and buildings	$36,881	$39,528
Machinery and equipment	96,368	100,327
Electronic equipment	6,174	6,354
Motor vehicles	2,942	2,956
Construction in progress	13,280	6,547
	155,645	155,712
Less: Accumulated depreciation	(73,954)	(70,869)
Balance at end of year	$81,691	$84,843

Depreciation charges for the years ended December 31, 2012 and 2011, were $13.7 million and $13.3 million, respectively.

As of December 31, 2012, the Company has pledged approximately $58.3 million of properties, plants and equipment as security for its comprehensive credit facilities with banks in China.

8. Intangible Assets

The Company’s intangible asset at December 31, 2012 and 2011 are summarized as follows (figures are in thousands of USD):

	December 31,
	2012	2011
Costs:
Patent technology	$1,901	$1,896
Management software license	622	579
	2,523	2,475
Less: Accumulated amortization	(1,847)	(1,638)
Balance at end of the year	$676	$837

For the years ended December 31, 2012 and 2011, amortization expenses were $0.2 million and $0.2 million, respectively.

The estimated aggregated amortization expense for the five succeeding years is $0.6 million with $0.1 million for each year.

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

The components of deferred income tax assets at December 31, 2012 and 2011, were as follows (figures are in thousands of USD):

	December 31,
	2012	2011

Losses carryforward (U.S.) (1)	$7,004	$4,012
Losses carryforward (PRC)	1,887	1,351
Product warranties and other reserves	3,253	3,513
Property, plant and equipment	3,774	4,095
Accrued make-whole interest expense for convertible notes	-	2,665
Share-based compensation	240	213
Bonus accrual	196	206
Other accruals	696	791
Others	839	137
Total deferred tax assets	17,889	16,983
Less: taxable temporary difference related to revenue recognition	(397)	(817)
Total deferred tax assets, net	17,492	16,166
Less: Valuation allowance	(8,988)	(8,138)
Total deferred tax assets, net of valuation allowance (2)	$8,504	$8,028

(1)	The net operating loss carry forwards for the U.S. entity for income tax purposes are available to reduce future years' taxable income. These carry forwards will expire, if not utilized, at varying times over the next 20 years. Net operating loss carryforwards for non-U.S. entities can be carried forward for 5 years to offset taxable income. However, as of December 31, 2012, valuation allowance was $9.0 million, including $7.0 million allowance for the Company’s deferred tax assets in the United States and $2.0 million allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

(2)	Approximately $4.1 million and $4.3 million of deferred income tax asset as of December 31, 2012 and 2011, respectively, is included in non-current deferred tax assets in the accompanying consolidated balance sheets. The remaining $4.4 million and $3.7 million of deferred income tax asset as of December 31, 2012 and 2011, respectively, is included in the current deferred tax assets.

The activity in the Company’s valuation allowance for deferred tax assets during the years ended December 31, 2012 and 2011, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2012	2011

Balance at beginning of year	$8,138	$5,914
Amounts provided for during the year	4,111	2,337
Amounts recovered during the year	(3,264)	(154)
Foreign currency translation	3	41
Balance at end of year	$8,988	$8,138

10. Bank Loans

Loans consist of the following at December 31, 2012 and 2011 (figures are in thousands of USD):

	December 31,
	2012	2011
Short-term bank loan (RMB) (1) (2)	$10,341	$10,316
Short-term bank loan (USD) (3)	30,000	-
Subtotal	40,341	10,316
Debt issue cost	(230)	-
Amortization	173	-
Balance at end of the year	$40,284	$10,316

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year. At December 31, 2012 and 2011, the weighted average interest rate was 6.46 % and 6.72% per annum, respectively. Interest is to be paid on the twentieth day of each month and the principal repayment is at maturity.

(2)	On June 30, 2012, Jiulong entered in to a one-year loan agreement with China Construction Bank Jingzhou branch in the amount of $3.2 million. The agreement contains certain financial and non-financial covenants, including but not limited to restrictions on the utilization of the funds and the maintenance of an assets-liability ratio not exceeding 60%. As of December 31, 2012, the assets-liability ratio of Jiulong was 56.3% and the Company was in compliance with these covenants at December 31, 2012.

(3)	On May 18, 2012, the Company entered into a credit facility agreement, the “Credit Agreement,” with Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau,” to obtain a non-revolving credit facility in the amount of $30.0 million, the “Credit Facility”. The Credit Facility would have expired on November 3, 2012, unless the Company drew down the line of credit in full prior to such expiration date, and the maturity date for the loan drawdown was the earlier of (i) 18 months from the drawdown or (ii) 1 month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”. The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 2.25% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. The interest is calculated daily based on a 360-day year and is to be fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As of December 31, 2012, the interest rate was 2.56% per annum. As security for the Credit Facility, the Company was required to provide ICBC Macau the Henglong Standby Letter of Credit for a total amount not less than $31.6 million if the Credit Facility is fully drawn.

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The loan drawdown will expire on May 15, 2013. The Henglong Standby Letter of Credit issued by ICBC Jingzhou with the collateralization of Henglong’s notes receivable of RMB173.3 million (equivalent to approximately $27.6 million) will expire on June 15, 2013. The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The arrangement fees are amortized over the period of loan drawdown, and $0.2 million was amortized for the year ended December 31, 2012.

11. Accounts and Notes Payable

The Company’s accounts and notes payable at December 31, 2012 and 2011, are summarized as follows (figures are in thousands of USD):

	December 31,
	2012	2011
Accounts payable - unrelated parties	$99,100	$112,149
Notes payable - unrelated parties(1)	67,280	57,307
Accounts and notes payable - unrelated parties	166,380	169,456
Accounts payable- related parties	4,521	2,053
Balance at end of year	$170,901	$171,509

(1)	Notes payable represent payables in the form of notes issued by the Company. The notes are endorsed by banks to ensure that noteholders will be paid after maturity. The Company has pledged cash deposits, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

12. Convertible Notes Payable

In February 2008, the Company issued to two accredited institutional investors, namely Lehman Brothers Commercial Corporation Asia Limited (“LBCCA Liquidator”) and YA Global Investments L.P (“YA Global”), convertible notes in the principal amount of $35.0 million, with a scheduled maturity date of February 15, 2013. The convertible notes bore annual interest rates of 3%, 3.5%, 4%, 4.5%, 5% and 5% for each year of 2008, 2009, 2010, 2011, 2012 and 2013, respectively. The interest on the convertible notes was to be computed commencing from the issuance date and will be payable in cash in arrears semi-annually on January 15, and July 15 of each year with the first interest payable date on July 15, 2008.

The Company and YA Global reached a settlement agreement on April 8, 2009. Under the terms of the settlement agreement, the Company paid on April 15, 2009 a redemption amount of $5.0 million to YA Global and YA Global waived its entitlement to the Other Make Whole Amount (as defined in the convertible notes). The amount waived was accounted for as a gain on redemption of the convertible notes.

On March 1, 2011, the provisional liquidator acting on behalf of LBCCA Liquidator, converted $6.4 million principal amount of the convertible notes at a conversion price of $7.0822 per share, and in turn the Company issued 907,708 shares of its common stock to LBCCA Liquidator. On such conversion date, the market price of the common shares issued was $10.1 million ($11.14 per share) and the value of the conversion consideration was $11.7 million, including $6.4 million of principal, $1.5 million of coupon interest and make-whole amount payable and $3.7 million of derivative liabilities under such principal. The amount of coupon interest, make-whole and derivative liabilities included in the value of the conversion consideration were determined by pro-rating the accrued coupon interest, accrued make-whole amount and the fair value of the derivative liabilities based on the principal amount of the convertible notes converted as a percentage of the outstanding balance prior to their conversion. The Company recorded a gain on the convertible notes conversion of $1.6 million, which is the difference between the market price of the common stock and the conversion consideration.

On May 24, 2012, the Company and LBCCA Liquidator reached a settlement agreement. Under the terms of the settlement agreement, the Company redeemed all the remaining convertible notes and paid a redemption amount of $32.4 million to LBCCA Liquidator on May 25, 2012, the “Redemption Date,” including $23.6 million of principal and $8.8 million of interest. On the Redemption Date, the carrying value of the convertible notes was $33.8 million, including $23.6 million of principal, $0.6 million of coupon interest, $8.6 million of make-whole amount payable and $1.0 million of derivative liabilities related to the convertible notes. The Company recorded a gain on redemption of convertible notes of $1.4 million, which is the difference between the redemption amount and the carrying value of the convertible notes.

13. Compound Derivative Liabilities

The Company’s derivative financial instruments (liabilities) consisted of a compound embedded derivative that originated in connection with the Company’s convertible note payable. Derivative liabilities are carried at fair value. As discussed above, the Company redeemed the remaining convertible notes on the Redemption Date. Therefore, the fair value of the derivative liabilities related to all the convertible notes as of the Redemption Date was included in the carrying value of the convertible notes for the calculation of gain on redemption in May 2012. The following table summarizes the compound derivative liabilities as of December 31, 2012 and 2011 (figures are in thousands of USD, except for shares):

	December 31,
	2012	2011
Financial instrument
Derivative liability	$-	$559
Common shares to which the derivative liability is linked	-	3,328,264

Changes in the fair value of compound derivative liabilities are recorded in loss (gain) on change in fair value of derivative in the income statement. The following table summarizes the components of loss (gain) on change in fair value of derivative arising from fair value adjustments and other changes to compound derivative liabilities as of December 31, 2012 and 2011 (figures are in thousands of USD):

	Year Ended December 31,
	2012	2011
Balances at January 1	$559	$25,272
Decrease due to convertible notes conversion on March 1, 2011	-	(3,742)
Decrease due to convertible notes redemption on May 25, 2012	(1,008)	-
Loss (gain) in fair value adjustments (1)	449	(20,971)
Balances at December 31	$-	$559

(1)	Recorded in loss (gain) on change in fair value of derivative in consolidated statements of operations and comprehensive income.

The Company’s embedded conversion option derivative represents the conversion option, term-extending option, certain redemption and put features in the Company’s convertible notes payable. See Note 12 for additional information about the Company’s convertible notes payable. The features embedded in the convertible notes were combined into one compound embedded derivative that the Company measured at fair value using the Monte Carlo valuation technique. Monte Carlo simulates multiple outcomes over the period to maturity using multiple assumption inputs. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of May 25, 2012, being the Redemption Date, and December 31, 2011.

	Range
	Low	High	Equivalent
May 25, 2012 Assumptions:
Volatility	65.33%	102.57%	79.02%
Market adjusted interest rates	5.89%	17.95%	11.97%
Credit risk adjusted rates	16.87%	16.87%	16.87%
Implied expected life (years)	-	-	0.73

	Range
	Low	High	Equivalent
December 31, 2011 Assumptions:
Volatility	51.63%	69.66%	60.40%
Market adjusted interest rates	15.38%	21.87%	18.52%
Credit risk adjusted rates	17.17%	17.17%	17.17%
Implied expected life (years)	-	-	1.13

14. Accrued Expenses and Other Payables

The Company’s accrued expenses and other payables at December 31, 2012 and 2011, are summarized as follows (figures are in thousands of USD):

	December 31,
	2012	2011

Accrued expenses	$2,557	$2,802
Accrued interest (1)	87	626
Other payables	2,176	1,573
Warranty reserves	18,081	16,809
Dividend payable to non-controlling interest shareholders of joint-ventures	162	808
Balance at end of year	$23,063	$22,618

(1)	The accrued interest of $0.1 million as of December 31, 2012 represented the credit facility interest on the date of drawdown. The accrued interest of $0.6 million as of December 31, 2011 represented coupon interest on convertible notes to be paid every six months (see Note 12).

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

For the years ended December 31, 2012 and 2011, the activities of accrued provision on make-whole redemption interest pursuant to the terms of convertible notes were as follows (figures are in thousands of USD):

	Year Ended December 31,
	2012	2011

Balance at beginning of year	$7,616	$6,631
Amounts provided for during the year	1,073	2,487
Decrease due to redemption of convertible notes (Note 12)	(8,689)	-
Decrease due to convertible notes conversion (Note 12)	-	(1,502)
Balance at end of year	$-	$7,616

16. Taxes Payable

The Company’s taxes payable at December 31, 2012 and 2011, is summarized as follows (figures are in thousands of USD):

	December 31,
	2012	2011

Value-added tax payable	$4,347	$1,514
Income tax payable	878	423
Other tax payable	368	92
Balance at end of year	$5,593	$2,029

17. Amounts Due to Shareholders/Directors

The activity in the amounts due to shareholders/directors during the years ended December 31, 2012 and 2011 are summarized as follows (figures are in thousands of USD):

	December 31,
	2012	2011
Balance at beginning of the year	$352	$354
Increase (decrease) during the year	(21)	(28)
Foreign currency translation	1	26
Balance at end of year	$332	$352

The amounts due to shareholders/directors were unsecured, interest-free and repayable on demand mainly resulting from expenses paid on behalf of the Company by shareholders/directors.

18. Advances Payable

On December 31, 2012 and 2011, advances payable of the Company was $2.6 million and $1.0 million, respectively.

The amounts are special subsidies made by the Chinese government to the Company, to offset the cost and charges related to the improvement of production capacities and improvement of the quality of products. For the government subsidies with no further conditions to be met, the amounts are recorded as other income when received; for the amounts with certain operating conditions, the government subsidies are recorded as advances payable when received and will be recorded as a deduction of related expenses and cost when the conditions are met.

The balances are unsecured and interest-free and will be repayable to the Chinese government if the usage of such advance does not continue to qualify for the subsidy.

19. Stock Options

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a term of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees who served over three years or have given outstanding performance, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 501,350 stock options under this plan, and there remain 1,698,650 stock options issuable in the future as of December 31, 2012.

Under the aforementioned plans, the stock options granted will have an exercise price equal to the closing price of the Company’s common stock traded on NASDAQ on the date of grant, and will expire two to five years after the grant date. Except for the 298,850 options granted to management on December 2008, which became exercisable on a ratable basis over the vesting period (3 years), the others were exercisable immediately on the grant date. Stock options will be settled in shares of the Company’s common stock upon exercise and are recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” As of December 31, 2012, the Company has sufficient unissued registered common stock for settlement of the stock incentive plan mentioned above.

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

Assumptions used to estimate the fair value of stock options on the grant dates are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
August 15, 2012	149.2%	0.67%	5	0.00%
October 12, 2011	157.0%	0.96%	5	0.00%
July 8, 2010	151.6%	1.79%	5	0.00%
September 10, 2009	153.6%	2.38%	5	0.00%

The stock options granted during 2012 and 2011 were exercisable immediately and their fair value on the grant date using the Black-Scholes option pricing model both were $0.1 million. For each of the years ended December 31, 2012 and 2011, the Company recognized stock-based compensation expenses of $0.1 million.

The activities of stock options are summarized as follows, including granted, exercised and forfeited.

			Weighted-Average
		Weighted-Average	Contractual
	Shares	Exercise Price	Term (years)
Outstanding - January 1, 2011	236,768	$4.97	3.5
Granted	22,500	4.84	5
Exercised	(176,768)	2.93	3
Cancelled	(15,000)	7.48	4.5
Outstanding - December 31, 2011	67,500	$9.72	5
Granted	22,500	3.71	5
Outstanding - December 31, 2012	90,000	$8.22	5

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2012:

	Outstanding Stock	Weighted Average	Weighted Average	Number of Stock
Range of Exercise Prices	Options	Remaining Life	Exercise Price	Options Exercisable
$3.50 - $10.00	67,500	3.23	$5.36	67,500
$10.01 - $18.00	22,500	2.52	$16.80	25,000
	90,000			90,000

As of  each of December 31, 2012 and 2011, the total intrinsic value of the Company’s stock options that were outstanding was $0.

As of  each of December 31, 2012 and 2011, the total intrinsic value of Company’s stock options that were exercisable was $0.

As of December 31, 2012 and 2011, the total intrinsic value of Company’s stock options that were exercised was $0 and $0.2 million, respectively.

As of December 31, 2012 and 2011, the weighted average fair value of the Company’s stock options that were granted was $3.71 and $4.47, respectively.

20. Retained Earnings

Appropriated

Pursuant to the relevant PRC laws, the profits distribution of the Company’s Sino-foreign subsidiaries, which are based on their PRC statutory financial statements, other than the financial statement that was prepared in accordance with generally accepted accounting principles in the United States of America, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10%.

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

For the years ended December 31, 2012 and 2011, the parent company did not declare any dividend or appropriate any statutory reserves, and the subsidiaries appropriated statutory reserves of $0.9 million and $0.3 million, respectively, in respect of the dividends declared.

21. Treasury Stock

Treasury stock represents share repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method.

On August 15, 2012, the Board of Directors of the Company approved a share repurchase program under which the Company may repurchase up to $3 million of its common stock for a period from August 13, 2012 to August 12, 2013. The repurchase program does not obligate the Company to repurchase a minimum number of shares, and the program may be suspended or canceled without prior notice.

As of December 31, 2012, under the repurchase program, the Company had repurchased 217,283 shares of the Company’s common stock for cash consideration of $1 million on the open market. The repurchased shares are presented as “treasury stock” on the balance sheet.

22.  Other Income, Net

The Company recorded government subsidies received with no further condition to be met as other income. As of December 31, 2012 and 2011, the Company has received such subsidies in the amounts of $0.5 million and $0.2 million, respectively.

The Chinese government provides subsidies to support enterprises in their R&D and renewal of equipment. Government subsidies are generally classified as specific purpose subsidies (such as R&D activities and renewal of equipment) and unspecified purpose subsidies. For specific purpose subsidies, accounting by the occurred evidence, subsidies for the R&D activities first offset related R&D expenses that occurred, and subsidies for renewal of equipment offset the cost of related assets. Unspecific purpose subsidies are generally recognized as other income.

23. Financial Expenses, Net

During the years ended December 31, 2012 and 2011, the Company recorded financial (income) expenses which are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2012	2011

Accrual on maturity and make-whole redemption interest and coupon interest	$1,551	$3,610
Interest expense	1,564	333
Interest income	(1,422)	(720)
Foreign exchange loss, net	53	567
(Income) loss of note discount, net	(38)	10
Bank fees	467	169
Total financial expenses, net	$2,175	$3,969

24. Gain (Loss) on Change in Fair Value of Derivative

As of December 31, 2012 and 2011, following is the summary of Company’s recorded gain (loss) on change in fair value of derivatives (figures are in thousands of USD):

	Year Ended December 31,
	2012	2011

Income (loss) from changes in the fair value of compound derivative liabilities	(449)	20,971
Total	$(449)	$20,971

For a discussion of the gain (loss) on the change of the fair value of compound derivative liabilities mentioned above, see Notes 12 and 13.

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

Pursuant to the New China Income Tax Law and the Implementing Rules (“New CIT”) which become effective as of January 1, 2008, dividends generated after January 1, 2008 and payable by a foreign-invested enterprise to its foreign investors will be subject to a 10% withholding tax if the foreign investors are considered as non-resident enterprises without any establishment or place within China or if the dividends payable have no connection with the establishment or place of the foreign investors within China, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

Genesis, the Company’s wholly-owned subsidiary and the direct holder of the equity interests in the Company’s subsidiaries in China, is incorporated in Hong Kong. According to the Mainland and Hong Kong Taxation Arrangement, dividends paid by a foreign-invested enterprise in China to its direct holding company in Hong Kong will be subject to withholding tax at a rate of no more than 5%, if the foreign investor owns directly at least 25% of the shares of the foreign-invested enterprise. Under the New CIT, if Genesis is regarded as a non-resident enterprise and therefore is required to pay an additional 5% withholding tax for any dividends payable to it from the PRC subsidiaries.

According to PRC tax regulation, the Company should withhold income taxes for the profit distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. The Company accounts for the profit that the PRC subsidiaries intended to distribute to Genesis as deferred tax liabilities. As of December 31, 2012 and 2011, the Company recognized deferred tax liabilities of $0.04 million and $0.1 million for profit to be distributed to Genesis of $0.8 million and $2.0 million, respectively. For the remaining undistributed profits generated from the PRC subsidiaries, the Company intended to reinvest in subsidiaries in mainland China permanently. As of December 31, 2012, the Company still has undistributed earnings of approximately $124.8 million from investment in the PRC subsidiaries that are considered permanently reinvested. Had the undistributed earnings been distributed to Genesis and not permanently reinvested, the tax provision of approximately $6.2 million would have been recorded. Such undistributed profits will be kept in Genesis and not further distributed to the United States going forward.

During 2008, Jiulong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2008, 2009 and 2010. In 2011, the Company passed the re-assessment by the government based on PRC income tax laws. Accordingly, the Company will continue to be taxed at the 15% tax rate in 2011, 2012 and 2013.

During 2008, Henglong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2008, 2009 and 2010. In 2011, the Company passed the re-assessment by the government, based on PRC income tax laws. Accordingly, it will continue to be taxed at the 15% tax rate in 2011, 2012 and 2013.

During 2009, Shenyang was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2009, 2010 and 2011. In 2012, the Company passed the re-assessment by the government based on PRC income tax laws. Accordingly, it will continue to be taxed at the 15% tax rate in 2012, 2013 and 2014.

According to the New CIT, Wuhu has been subject to income tax at a rate of 11%, 12% and 12.5%, respectively, for 2010, 2011 and 2012. Wuhu was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it will be subject to enterprise income tax at a rate of 15% for 2013 and 2014.

According to the New CIT, each of Jielong has been subject to tax at a rate of 12.5% in 2010 and 2011, and 25% in 2012. Hubei Henglong has been subject to tax at a rate of 12.5% from 2010 to 2012. USAI and Testing Center were exempted from income tax in 2009, and each has been subject to income tax at a rate of 12.5% in 2010 and 2011, and 25% in 2012.

Chongqing Henglong was established in 2012. According to the New CIT, Chongqing Henglong is subject to income tax at a uniform rate of 25%. No provision for Chongqing Henglong is made as it had no assessable income for the years ended December 31, 2012 and 2011.

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million (equivalent to BRL 0.24 million). The Company had no assessable income in Brazil for the years ended December 31, 2012 and 2011.

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the years ended December 31, 2012 and 2011.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made as the Company had no assessable income in the United States for the years ended December 31, 2012 and 2011.

The effective tax rate increased to 16.2% for the year ended December 31, 2012 from 8.3% for the year ended December 31, 2011, which was primarily due to the permanent difference of gain on change in the fair value of derivative recorded in 2011. Since the derivative has been settled in the second quarter of 2012 pursuant to the redemption of convertible notes, there was no similar permanent difference in the third and fourth quarter of 2012.

The provision for income taxes from continuing operations was calculated as follows (figures are in thousands of USD):

	Year Ended December 31,
	2012	2011

Tax rate	35%	35%
Income before income taxes	$27,055	$49,835
Federal tax at statutory rate	$9,470	$17,442
Fair value change in convertible bond	157	(7,340)
Change of income tax rate	511	(841)
Gain on convertible notes conversion	-	(548)
Gain on redemption of convertible notes	(497)	-
Effect of differences in foreign tax rate	(5,427)	(6,052)
Provision on valuation allowance for deferred income tax – U.S.	406	1,923
Provision on valuation allowance for deferred income tax – PRC	443	260
Other differences	(672)	(713)
Total income tax expense	$4,391	$4,131

The combined effects of the income tax exemption and reduction available to the Company are as follows (figures are in thousands of USD unless otherwise indicated):

	Year Ended December 31,
	2012	2011
Tax holiday effect	$5,427	$6,052
Basic net income per share effect	0.19	0.22
Diluted net income per share effect	0.19	0.19

The Company is subject to examination in the United States and China. The Company's tax years for 2003 through 2013 are still open for examination in China. The Company's tax years for 2005 through 2013 are still open for examination in the United States.

Uncertain Tax Positions

The Company did not have any uncertain tax positions for the years ended December 31, 2011 and 2012.

26. Discontinued Operations – Zhejiang

Zhejiang is mainly engaged in the production and sale of power steering pumps. The power steering pump business has slowly lost its market share in the recent years due to market competition, lower market demand and replacement of hydraulic pressure steering by electric power steering. Therefore, the Company sold its 51% equity interest in Zhejiang to Vie Group, the non-controlling shareholder of Zhejiang, on May 21, 2012, the “Zhejiang Sale”. Pursuant to ASC Topic 205-20, Presentation of Financial Statements—Discontinued Operations, the business of Zhejiang, the “Zhejiang business,” is considered as a discontinued operation because: (a) the operations and cash flows of Zhejiang will be eliminated from the Company’s operations as the Company will not continue to purchase power steering pumps from Zhejiang starting from August 2012; and (b) the Company would not have the ability to influence the operation or financial policies of Zhejiang subsequent to the sale. Before the sale, Zhejiang was identified as a product sector for the sales of power steering pumps of the Company, please see Note 32 for the details of segment reporting. For the years ended December 31, 2012 and 2011, the purchases from Zhejiang by the Company amounted to $0.5 million and $2.2 million, respectively, which were eliminated for the preparation in the consolidated financial statements before the disposition of Zhejiang.

The consolidated statements of operations of the Company have been adjusted as follows to reflect the discontinued Zhejiang business for the periods presented (figures are in thousands of USD).

	Year Ended December 31, 2011
	Prior reported amount (a)	Adjustment for discontinued operations (b)	Adjusted amount (c)=(a)-(b)
Net product sales
Unrelated parties	$303,986	$17,312	$286,674
Related parties	43,989	815	43,174
	347,975	18,127	329,848
Cost of product sold
Unrelated parties	259,097	13,304	245,793
Related parties	20,779	90	20,689
	279,876	13,394	266,482
Gross profit	68,099	4,733	63,366
Net gain on other sales	1,481	12	1,469
Operating expenses:
Selling expenses	9,972	749	9,223
General and administrative expenses	16,224	705	15,519
R&D expenses	10,006	1,013	8,993
Total operating expenses	36,202	2,467	33,735
Operating income	33,378	2,278	31,100
Other income, net	169	-	169
Financial expenses, net	(3,983)	(14)	(3,969)
Gain on change in fair value of derivative	20,971	-	20,971
Gain on convertible notes conversion	1,564	-	1,564
Income before income tax expenses and equity in earnings of affiliated companies	52,099	2,264	49,835
Less: Income taxes	4,354	223	4,131
Add: Equity in earnings of affiliated companies	158	-	158
Income from continuing operations	47,903	2,041	45,862
Discontinued operations - net of income tax	-	(2,041)	2,041
Net income	47,903	-	47,903
Net income attributable to noncontrolling interest	7,111	-	7,111
Net income attributable to parent company	40,792	-	40,792
Allocation to convertible notes holders	(4,519)	-	(4,519)
Net income attributable to parent company’s common shareholders	$36,273	$-	$36,273
Net income attributable to parent company’s common shareholders per share –
Basic–
Income from continuing operations attributable to shareholders	$1.30	0.03	$1.27
Income per share from discontinued operations	$-	(0.03)	$0.03
Basic	$1.30	-	$1.30
Diluted–
Income from continuing operations attributable to shareholders	$0.69	0.03	$0.66
Income per share from discontinued operations	$-	$(0.03)	$0.03
Diluted	$0.69	-	$0.69

The following table summarizes the results of the Zhejiang business included in the consolidated statements of operations as discontinued operations (figures are in thousands of USD).

	Year Ended December 31,
	2012	2011
Operational profit from component of discontinued operations, net of tax	$157	$2,041
Income from disposing component of discontinued operations, net of tax	2,494	-
Income from discontinued operations, net of tax	$2,651	$2,041

The following table summarizes the revenue and pretax profit of the Zhejiang business reported as discontinued operations (figures are in thousands of USD).

	Year Ended December 31,
	2012	2011
Revenue from component of discontinued operations	$7,423	$20,288
Pretax profit from component of discontinued operations	$165	$2,264

Summarized assets and liabilities from the discontinued operations as of the disposal date were as follows (figures are in thousands of USD):

May 21, 2012
Assets of discontinued operations
Current assets	$20,735
Non-current assets	6,623
Total assets of discontinued operations	$27,358
Liabilities of discontinued operations
Current liabilities	16,823
Non-current liabilities	-
Total liabilities of discontinued operations	$16,823

For the year ended December 31, 2012, the Company recognized income of $2.8 million (before tax) on the Zhejiang Sale, which represents the difference between the total proceeds of $8.2 million and the Company’s share of Zhejiang’s net assets of $5.4 million, which approximates the fair value at the date of disposal.

The Company did not make separate disclosure of the cash flows of Zhejiang in its condensed consolidated statements of cash flows in this Report, as they are considered to be immaterial for the periods presented.

27. Income Per Share

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

The calculations of diluted income per share attributable to the parent company were (figures are in thousands of USD):

	Year Ended December 31,
	2012	2011

Numerator:
Net income attributable to parent company	$20,742	$40,792
Allocation to convertible notes holders	(934)	(4,519)
Net income attributable to parent company’s common shareholders – Basic	19,808	36,273
Dilutive effect of:
Add back allocation to convertible notes holders	-	4,519
Interest expenses of convertible notes payable	-	3,610
Gain on change in fair value of derivative	-	(20,971)
Gain on convertible notes conversion	-	(1,564)
Net income attributable to parent company’s common shareholders – Diluted	$19,808	$21,867
Denominator:
Weighted average ordinary shares outstanding – Basic	28,213,163	27,930,668
Dilutive effects of stock options	2,204	101,469
Dilutive effect of convertible notes	-	3,479,548
Denominator for dilutive income per share – Diluted	28,215,367	31,511,685
Net income per share attributable to parent company’s common shareholders
Basic	0.70	1.30
Diluted	0.70	0.69

The calculations of diluted income from continuing operations per share attributable to the parent company were (figures are in thousands of USD):

	Year Ended December 31,
	2012	2011
Numerator:
Net income from continuing operations	$22,835	$45,862
Net income from continuing operations attributable to noncontrolling interest	4,667	6,111
Net income from continuing operations attributable to shareholders	18,168	39,751
Allocation to convertible notes holders	(819)	(4,404)
Net income from continuing operations attributable to the parent company’s common shareholders – Basic	17,349	35,347
Dilutive effect of:
Add: Allocation to convertible notes holders	-	4,404
Add: Interest expenses of convertible notes payable	-	3,610
Less: Gain on change in fair value of derivative	-	(20,971)
Less: Gain on convertible notes conversion	-	(1,564)
Net income from continuing operations attributable to the parent company’s common shareholders – Diluted	$17,349	$20,826

Denominator:
Weighted average shares outstanding	28,213,163	27,930,668
Dilutive effects of stock options	2,204	101,469
Dilutive effect of convertible notes	-	3,479,548
Denominator for dilutive income per share – Diluted	28,215,367	31,511,685

Net income from continuing operations per common share attributable to parent company – Basic	$0.61	$1.27
Net income from continuing operations per common share attributable to parent company – Diluted	$0.61	$0.66

The following table summarizes potential common shares outstanding excluded from the calculation of diluted income per share for the years ended December 31, 2011 and 2012, because such inclusion would have an anti-dilutive effect.

	Year Ended December 31,
	2012	2011
Shares issuable under stock options	67,500	67,500
Shares issuable upon conversion of convertible notes	1,331,305	-
Total	1,398,805	67,500

28. Significant Concentrations

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

China Automotive, the parent company, may depend on Genesis and HLUSA dividend payments, which are generated from their subsidiaries and their subsidiaries’ interests in the Sino-foreign joint ventures in China (“China-based Subsidiaries”) after they receive payments from the China-based Subsidiaries. Regulations in the PRC currently permit payment of dividends of a PRC company only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Under PRC law China-based Subsidiaries are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their general reserves until the cumulative amount reaches 50% of their paid-in capital. These reserves are not distributable as cash dividends, or as loans or advances. These foreign-invested enterprises may also allocate a portion of their after-tax profits, at the discretion of their boards of directors, to their staff welfare and bonus funds. Any amounts so allocated may not be distributed and, accordingly, would not be available for distribution to Genesis and HLUSA.

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

The Company grants credit to its customers including Xiamen Joylon, Shanghai Fenglong, Beijing Henglong and Jiangling Yude, that are related parties of the Company. The Company’s customers are mostly located in the PRC except for Chrysler North America, which is in the U.S.

In 2012, the Company’s ten largest customers accounted for 73.8% of the Company’s consolidated sales, with 1 customer accounting for more than 10% of consolidated sales (as 11.7% of consolidated sales).

In 2011, the Company’s ten largest customers accounted for 71.7% of the Company’s consolidated sales, with 1 customers each accounting for more than 10% of consolidated sales (as 11.7% of consolidated sales).

At December 31, 2012 and 2011, approximately 4.46% and 7.1% of accounts receivable were from trade transactions with the aforementioned customers.

29. Related Party Transactions

The Company’s related party transactions include product sales, material purchases and purchases of equipment and technology. These transactions were consummated at fair market price and under similar terms as those with the Company's customers and suppliers. On some occasions, the Company’s related party transactions also include purchase/sale of capital stock of the joint ventures and sale of property, plant and equipment.

Related sales and purchases: During the years ended December 31, 2012 and 2011, the joint ventures entered into related party transactions with companies with common directors as shown below (figures are in thousands of USD):

Merchandise Sold to Related Parties

	Year Ended December 31,
	2012	2011
Honghu Changrun	$81	$-
Xiamen Joylon	7,055	16,166
Shanghai Fenglong	377	519
Hubei Wiselink	-	1,413
Jiangling Yude	103	1,018
Beijing Henglong	19,826	24,058
Total	$27,442	$43,174

Technology sold to Related Parties

	Year Ended December 31,
	2012	2011
Beijing Henglong	$86	$-
Total	$86	$-

Materials Purchased from Related Parties

	Year Ended December 31,
	2012	2011

Honghu Changrun	$1,018	$1,104
Jiangling Tongchuang	7,653	8,858
Jingzhou Tongying	9,436	9,153
Hubei Wiselink	1,190	923
Wuhan Tongkai	693	651
Total	$19,990	$20,689

Technology Purchased from Related Parties

	Year Ended December 31,
	2012	2011

Changchun Hualong	$365	$218
Honghu Changrun	317	-
Beijing Hualong	137	-
Total	819	218

 Equipment Purchased from Related Parties

	Year Ended December 31,
	2012	2011

Hubei Wiselink	$4,250	$4,724

Related receivables, advance payments and account payable: As at December 31, 2012 and 2011, accounts receivables, advance payments and account payable between the Company and related parties are as shown below (figures are in thousands of USD):

Accounts receivables from Related Parties

	December 31,
	2012	2011
Xiamen Joylon	$4,182	$5,999
Shanghai Fenglong	208	104
Jiangling Yude	903	22
Jingzhou Tongying	604	-
Beijing Henglong	6,389	5,394
Total	$12,286	$11,519

 Other Receivables from Related Parties

	December 31,
	2012	2011
WuHan Dida	$78	$64
Jiulong Material	608	638
Jiangling Yude	-	436
Jingzhou Derun	3	-
Jiangling Tongchuang	5	-
Honghu Changrun	6	-
Wuhan Tongkai	15	-
Total	715	1,138
Less: provisions for bad debts	(608)	(638)
Balance at end of year	$107	$500

Other receivables from related parties are primarily unsecured demand loans, with no stated interest rate or due date.

Accounts payable to Related Parties

	December 31,
	2012	2011
Shanghai Tianxiang	$362	$661
Jiangling Tongchuang	1,791	259
Hubei Wiselink	520	695
Jingzhou Tongyi	-	7
Jingzhou Tongying	1,508	362
Wuhan Tongkai	184	-
Honghu Changrun	156	69
Total	$4,521	$2,053

Advanced equipment payments to Related Parties

	December 31,
	2012	2011
Hubei Wiselink	$4,162	$3,712

Other advance payments to Related Parties

	December 31,
	2012	2011
Jiangling Tongchuang	$542	$509
Jingzhou Tongyi	-	2
Jingzhou Tongying	62	72
Changchun Hualong	159	-
Jingzhou Derun	13	-
Honghu Changrun	3	47
Total	$779	$630

The Company's related parties, such as Jingzhou Derun, and Wuhan Dida, pledged certain land use rights and buildings as security for the Company’s comprehensive credit facility.

As of March 27, 2013, the date the Company issued the financial statements, Hanlin Chen, Chairman, owns 63.65% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

30. Commitments and Contingencies

a.	Legal proceedings

Securities Action - Southern District of New York.  On October 25, 2011, a purported securities class action (the “Securities Action”) was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period to between May 12, 2009 and March 17, 2011. The amended complaint alleges that the Company, certain of its present officers and directors and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and seeks unspecified damages. The Company filed a motion to dismiss the amended complaint, which was fully briefed on April 18, 2012. On August 8, 2012, the court denied the Company’s motion to dismiss the amended complaint.  On September 4, 2012, the Company filed an answer to the amended complaint.  On January 15, 2013, Plaintiffs filed a motion to certify the purported class. That motion is currently pending as the parties engage in discovery.  The Court, on October 12, 2012 issued an order scheduling a starting date of October 25, 2013 for a trial. The Company continues to believe that the allegations in the complaint are without merit and intends to defend itself vigorously against the claims.

Derivative Action - Delaware Chancery Court.  On December 23, 2011, a purported shareholder derivative action was filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”) on behalf of the Company. The complaint alleges that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of convertible notes issued in February 2008. On January 25, 2012, a second purported shareholder derivative action was filed in the Court of Chancery on behalf of the Company. On February 3, 2012, the Court of Chancery consolidated the two cases, which were stayed pending the outcome of the motion to dismiss in the Securities Action.  On October 23, 2012, the derivative plaintiffs filed a consolidated amended complaint on behalf of the Company (the “Derivative Action”).  The consolidated complaint alleges that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of the convertible notes issued in February 2008. The consolidated complaint sets forth three causes of action for breach of fiduciary duties, unjust enrichment and insider trading.  On January 7, 2013, the Company filed a motion to dismiss the Derivative Action. That motion was fully briefed on February 28, 2013, and is currently pending before the Court of Chancery.  The Company believes the allegations in the shareholder suit are without merit, and intends to defend itself vigorously against the claims.

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

b. Commitments

In addition to bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of December 31, 2012 (figures are in thousands of USD):

	Payment Obligations by Period
	2013	2014	2015	2016	Thereafter	Total
Obligations for service agreements	$207	$-	$-	$-	$-	$207
Obligations for purchasing agreements	7,676	1,373	-	-	-	9,049
Total	$7,883	$1,373	$-	$-	$-	$9,256

31. Off-Balance Sheet Arrangements

At December 31, 2012 and 2011, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of both December 31, 2012 and 2011, the Company had eleven product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (namely Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong). The other six sectors were engaged in the production and sale of sensor modular (namely USAI), EPS (namely Jielong), provision of after sales and R&D services (namely HLUSA), production and sale of power steering (namely Chongqing Henglong, established in 2012), and trade (namely Brazil Henglong, established in 2012), and the holding company (namely Genesis). Since the revenues, net income and net assets of these six sectors are less than 10% of its segment in the condensed consolidated financial statements, the Company incorporated these six sectors into “Other Sectors.”

As discussed in Discontinued Operation - Zhejiang above (see Note 26), Zhejiang was identified as a product sector for the sales of power steering pumps of the Group prior to disposal on May 21, 2012. After the Company sold its 51% equity interest in Zhejiang on May 21, 2012 and presented it as a discontinued operation, the Company has adjusted the information for Zhejiang’s business in segment reporting for the same period in 2011.

The Company’s product sector information from continuing operations is as follows (figures are in thousands of USD):

	Net Sales		Net Income (Loss) from Continuing Operations
	Year Ended December 31,		Year Ended December 31,
	2012	2011	2012		2011

Henglong	$187,051	$196,297	$22,061		$25,571
Jiulong	71,120	69,518	932		2,043
Shenyang	31,068	30,290	863		1,547
Wuhu	30,687	35,271	529		499
Hubei Henglong	40,962	22,313	9,188	(1)	1,647
Other Sectors	47,202	43,358	1,142		(2,101)
Total Segments	408,090	397,047	34,715		29,206
Corporate	-	-	1,973		22,279
Eliminations	(72,085)	(67,199)	(13,853)		(5,623)
Total consolidated	$336,005	329,848	$22,835		$45,862

(1)	$7 million included in the balance was income from investment of Henglong, which has been eliminated at the consolidation level.

	Inventories		Total Assets
	Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011

Henglong	$18,192	$14,277	$250,291	$215,885
Jiulong	9,727	12,472	71,190	72,345
Shenyang	3,462	3,386	37,896	35,863
Wuhu	3,330	3,952	25,185	26,806
Hubei Henglong	9,734	9,679	119,342	40,661
Other Sectors	5,969	5,472	55,723	40,938
Total Segments	50,414	49,238	559,627	432,498
Zhejiang	-	6,398	-	31,073
Corporate	-	-	156,007	189,517
Eliminations	(6,872)	(4,029)	(229,809)	(186,641)
Total consolidated	$43,542	51,607	$485,825	466,447

	Depreciation and Amortization		Capital Expenditures
	Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011

Henglong	$4,952	$6,243	$14,470	$8,459
Jiulong	4,655	4,874	3,120	6,971
Shenyang	600	574	576	1,869
Wuhu	580	523	399	1,118
Hubei Henglong	1,858	2,070	2,075	599
Other Sectors	1,318	875	1,069	1,013
Total Segments	13,963	15,159	21,709	20,029
Zhejiang	569	1,462	570	949
Corporate	20	20	-	-
Eliminations	(642)	(3,140)	(3,200)	(5,797)
Total consolidated	$13,910	$13,501	$19,079	$15,181

Financial information segregated by geographic region is as follows (figures are in thousands of USD):

	Net Sales(1)		Long-term assets
	Year Ended December 31,		As of December 31
	2012	2011	2012		2011

Geographic region:
United States	$43,470	$22,313	$751		$25
China	290,883	307,535	91,380		96,702
Other foreign countries	1,652	-	20		-
Total consolidated	$336,005	$329,848	$92,151	(2)	$96,727	(2)

(1)	Revenue is attributed to each country based on location of customers.

(2)	Pursuant to ASC 280-10-50-41, the non-current deferred tax assets of $4.1 million and $4.3 million were excluding from the long-term assets as of December 31, 2012 and 2011, respectively.

EXHIBIT INDEX

Exhibit
Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002)

10.5	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006)

10.6	Securities Purchase Agreement dated February 1, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.7	Securities Purchase Agreement dated February 15, 2008 between the Company and the investors. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.8	Escrow Agreement dated February 15, 2008 among us, U.S. Bank National Association, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)
10.9	Registration Rights Agreement dated February 15, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.10	Convertible note dated February 15, 2008 in the original principal amount of $8,571,429 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.11	Convertible note dated February 15, 2008 in the original principal amount of $6,428,571 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.12	Convertible note dated February 15, 2008 in the original principal amount of $15,000,000 issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.13	Closing Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.14	Escrow Warrant to purchase 564,799 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.15	Convertible note dated February 15, 2008 in the original principal amount of $1,428,571 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.16	Convertible note dated February 15, 2008 in the original principal amount of $1,071,429 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)
10.17	Convertible note dated February 15, 2008 in the original principal amount of $2,500,000 issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.18	Closing Warrant to purchase 94,133 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.19	Escrow Warrant to purchase 94,133 shares of common stock at $8.8527 per share, dated February 15, 2008, issued by the Company in favor of YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007)

10.20	Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed on April 2, 2008)

10.21	English Translation of the Sino-Foreign Equity Joint Venture Contract dated January 24, 2010 between Great Genesis Holdings Limited and Beijing Hainachuan Auto Parts Co., Ltd. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2009 filed on March 25, 2010)

21	Schedule of Subsidiaries (incorporated by reference to Note 1 of the consolidated financial statements of the Company in this Annual Report on Form 10-K)

23.1	Consent of PricewaterhouseCoopers Zhong Tian CPAs Limited Company*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

10.1 +	The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 27, 2013, formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income;
(iii)	Consolidated Statements of Comprehensive Income;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Related Notes

*	Filed herewith.

+	The XBRL information accompanying this Annual Report is furnished and is deemed not “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

