Form 10-Q
period 2013-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2013-05-14
CIK 1157762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             ☐             No   ☒

As of May 14, 2013, the Company had 28,043,019 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission, and Item 1A “Risk Factors” of Part II in this report.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands of USD, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012 (Note 22)
Net product sales
Unrelated parties	$89,021	$73,027
Related parties (Note 25)	8,143	7,893
	97,164	80,920
Cost of product sold
Unrelated parties	71,137	59,363
Related parties (Note 25)	6,665	6,179
	77,802	65,542
Gross profit	19,362	15,378
Gain on other sales	674	112
Less: Operating expenses
Selling expenses	3,164	2,180
General and administrative expenses	4,126	3,382
Research and development expenses	3,400	3,592
Total operating expenses	10,690	9,154
Income from operations	9,346	6,336
Other income, net	70	72
Financial expenses, net	(201)	(912)
Loss on change in fair value of derivative	-	(3,861)
Income before income tax expenses and equity in earnings of affiliated companies	9,215	1,635
Less: Income taxes	1,747	1,461
Equity in earnings of affiliated companies	58	80
Income from continuing operations	7,526	254
Discontinued operations - net of income tax (Note 22)	-	31
Net income	7,526	285
Net income attributable to non-controlling interests	1,586	1,054
Net income (loss) attributable to parent company’s common shareholders	$5,940	$(769)
Comprehensive income:
Income from continuing operations	$7,526	$254
Income from discontinued operations	-	31
Net income	7,526	285
Other comprehensive income:
Foreign currency translation gain, net of tax - continuing operations	612	481
Foreign currency translation gain, net of tax - discontinued operations	-	21
Foreign currency translation gain, net of tax	612	502
Comprehensive income - continuing operations	8,138	735
Comprehensive income - discontinued operations	-	52
Comprehensive income	8,138	787
Comprehensive income attributable to non-controlling interests	1,689	1,099
Comprehensive income attributable to parent company	$6,449	$(312)

Net income (loss) attributable to parent company’s common shareholders per share

Basic -
Income (loss) from continuing operations attributable to shareholders	$0.21	$(0.03)
Income (loss) per share from discontinued operations	-	-
Basic	$0.21	$(0.03)
Diluted-
Income (loss) from continuing operations attributable to shareholders	$0.21	$(0.03)
Income (loss) per share from discontinued operations	-	-
Diluted	$0.21	$(0.03)
Weighted average number of common shares outstanding
Basic	28,043,019	28,260,302
Diluted	28,050,937	28,260,302

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$90,352	$87,649
Pledged cash deposits	26,230	26,481
Accounts and notes receivable, net - unrelated parties	230,493	211,306
Accounts and notes receivable, net - related parties	15,120	12,286
Advance payments and others - unrelated parties	4,774	3,127
Advance payments and others - related parties	672	779
Inventories	45,270	43,542
Current deferred tax assets	3,600	4,392
Total current assets	416,511	389,562
Non-current assets:
Property, plant and equipment, net	81,168	81,691
Intangible assets, net	695	676
Other receivables, net - unrelated parties	1,002	849
Other receivables, net - related parties	80	107
Advance payment for property, plant and equipment - unrelated parties	1,330	1,001
Advance payment for property, plant and equipment - related parties	3,808	4,162
Long-term investments	3,733	3,665
Non-current deferred tax assets	4,206	4,112
Total assets	$512,533	$485,825
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank and government loans	$46,934	$40,284
Accounts and notes payable - unrelated parties	176,476	166,380
Accounts and notes payable - related parties	4,864	4,521
Customer deposits	903	870
Accrued payroll and related costs	5,675	5,472
Accrued expenses and other payables	24,022	23,063
Accrued pension costs	4,177	4,255
Taxes payable	5,989	5,593
Amounts due to shareholders/directors	293	332
Deferred tax liabilities	63	46
Advances payable	2,600	-
Total current liabilities	271,996	250,816
Long-term liabilities:
Advances payable	-	2,609
Total liabilities	271,996	253,425

Commitments and Contingencies (Note 26)

Stockholders’ equity-
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued– 28,260,302 and 28,260,302 shares at March 31, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	39,371	39,371
Retained earnings-
Appropriated	9,953	9,953
Unappropriated	125,269	119,329
Accumulated other comprehensive income	26,406	25,898
Treasury stock - 217,283 and 217,283 shares at March 31, 2013 and December 31, 2012, respectively	(1,000)	(1,000)
Total parent company stockholders' equity	200,002	193,554
Non-controlling interests	40,535	38,846
Total stockholders' equity	240,537	232,400
Total liabilities and stockholders' equity	$512,533	$485,825

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$7,526	$285
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3,468	3,507
Increase (decrease) in allowance for doubtful accounts	(95)	69
Inventory write downs	224	117
Deferred income taxes	738	119
Equity in earnings of affiliated companies	(58)	(80)
Loss on change in fair value of derivative	-	3,861
Amortization of debt issue cost	38	-
Loss (gain) on fixed assets disposals	(165)	2
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	321	(122)
Accounts and notes receivable	(21,381)	1,610
Advance payments and others	(1,529)	902
Inventories	(1,839)	(6,746)
Increase (decrease) in:
Accounts and notes payable	9,985	954
Customer deposits	32	(567)
Accrued payroll and related costs	189	(399)
Accrued expenses and other payables	900	1,696
Accrued pension costs	(89)	229
Taxes payable	382	2,447
Advances payable	(16)	634
Net cash provided by (used in) operating activities	(1,369)	8,518
Cash flows from investing activities:
Increase in other receivables	(122)	(600)
Proceeds from disposal of equipment	405	101
Payments to acquire property, plant and equipment	(2,843)	(1,992)
Payments to acquire intangible assets	(60)	(4)
Net cash used in investing activities	(2,620)	(2,495)
Cash flows from financing activities:
Proceeds from government and bank loan	8,101	1,589
Repayments of bank loan	(1,595)	-
Dividends paid to the non-controlling interests	-	(796)
Increase (decrease) in amounts due to shareholders/directors	(40)	1
Net cash provided by financing activities	6,466	794
Effects of exchange rate on cash and cash equivalents	226	75
Net increase in cash and cash equivalents	2,703	6,892
Cash and cash equivalents at beginning of period	87,649	72,960
Cash and cash equivalents at end of period	$90,352	$79,852

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Three Months Ended March 31,
	2013	2012
Cash paid for interest	$374	$789
Cash paid for income taxes	$1,263	$552

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Three Months Ended March 31,
	2013	2012
Advance payments for acquiring property, plant and equipment	$5,138	$5,960
Dividends payable to non-controlling interests	$163	$807

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months Ended March 31, 2013 and 2012

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

The Company owns the following aggregate net interests in the entities established in the People's Republic of China, “PRC,” and Brazil as of March 31, 2013 and December 31, 2012.

	Percentage Interest
Name of Entity	March 31, 2013	December 31, 2012
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd, “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	80.00%	80.00%
Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong” [9]	50.00%	50.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd, “Chongqing Henglong” [10]	70.00%	70.00%
CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong” [11]	80.00%	80.00%

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gear for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gear for cars and light-duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

5.	Jielong was established in 2006 and mainly engages in the production and sales of electric power steering, “EPS.”

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. The registered capital of Hubei Henglong at the time of establishment was $10 million. On February 10, 2010, the registered capital of Hubei Henglong was increased to $16 million. On October 12, 2011, the board of directors of the Company approved a reorganization of the Company’s subsidiaries operating in China. As a result of the reorganization, all of Genesis’s equity interests of its subsidiaries operating in China, except for Shenyang, were transferred to Hubei Henglong, the Company’s new China-based holding company. The reorganization was completed on January 19, 2012, subsequent to which the registered capital of Hubei Henglong was increased to $39.0 million. As the reorganized entities were under common control of the Company, the reorganization did not have any impact on the Company’s consolidated financial position or results of operations and should not impact the tax treatment of the Company or its subsidiaries in any material respect. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products. The registered capital of the Testing Center was RMB30.0 million, equivalent to approximately $4.4 million.

9.	On January 24, 2010, Genesis entered into a joint venture contract with Beijing Hainachuan Auto Parts Co., Ltd., to establish Beijing Henglong as a joint venture company to design, develop and manufacture both hydraulic and electric power steering systems and parts. On September 16, 2010, with Beijing Hainchuan’s agreement, Genesis transferred its interest in the joint venture to Hubei Henglong, and left the other terms of the joint venture contract unchanged. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for through the equity method.

10.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts. The new joint venture is located in Chongqing City and has a registered capital of RMB60 million, of which RMB42 million, or 70%, is held by Hubei Henglong. The registered capital of Chongqing Henglong was fully contributed by Hubei Henglong in cash of $6.7 million (equivalent to RMB42 million) in January and February 2012 and by SAIC-IVECO in property, plant and equipment with fair value of $2.8 million (equivalent to RMB18 million) in April 2012.

11.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. Such joint venture is located in Brazil and has a registered capital of $1.0 million (equivalent to BRL1.6 million), of which $0.8 million (equivalent to BRL1.3 million), or 80%, is held by Hubei Henglong, and of which $0.2 million (equivalent to BRL0.3 million), or 20%, is held by Mr. Ozias Gaia Da Silva and Mr. Ademir Dal’ Evedove. As of March 31, 2013, Hubei Henglong, Mr. Ozias Gaia Da Silva and Mr. Ademir Dal’ Evedove have completed their capital contributions.

2.	Basis of Presentation and Significant Accounting Policies

(a)	Basis of Presentation

Basis of Presentation – The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The details of subsidiaries are disclosed in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2013, the results of operations and cash flows for the three months ended March 31, 2013 and 2012, respectively.

The condensed consolidated balance sheet as of December 31, 2012 is derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company’s management believes that the disclosures contained in these financial statements are adequate to make the information presented herein not misleading. For further information, please refer to the financial statements and the notes thereto included in the Company’s 2012 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2013.

Estimation -The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(b)	Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”. This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For non-public entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. This update should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within this update’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this update) and should disclose that fact. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s financial position.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. This update provides that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a non-profit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this update clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a “step acquisition”). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. This update is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s financial position.

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

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 501,350 stock options, and 1,698,650 stock options remain issuable in the future. As of March 31, 2013, the Company had 9,000 stock options outstanding.

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

●	Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As at March 31, 2013 and December 31, 2012, the Company did not have any fair value assets and liabilities classified as Level 1.

●	Level 2 Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As at March 31, 2013 and December 31, 2012, the Company did not have any fair value assets and liabilities classified as Level 2.

●	Level 3 Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. The compound derivative liabilities are classified as Level 3 as the inputs reflect management’s best estimate of what market participants would use in pricing the liability at the measurement date. As at March 31, 2013 and December 31, 2012, the Company did not have any fair value assets and liabilities classified as Level 3. For a summary of changes in Level 3 derivative liabilities for the three months ended March 31, 2013 and 2012, please see Note 18.

3.	Pledged cash deposits

Pledged cash deposits act as guarantee for the Company’s notes payable as it regularly pays some of its suppliers by bank notes. The Company has to deposit a cash deposit, equivalent to 30% - 100% of the face value of the relevant bank note, at a bank in order to obtain the bank note.

4.	Accounts and notes receivable, net

The Company’s accounts and notes receivable at March 31, 2013 and December 31, 2012 are summarized as follows (figures are in thousands of USD):

	March 31, 2013	December 31, 2012
Accounts receivable - unrelated parties (1)	$130,116	$117,136
Notes receivable - unrelated parties (2) (3)	101,598	95,436
	231,714	212,572
Less: allowance for doubtful accounts - unrelated parties	(1,221)	(1,266)
Accounts and notes receivable- unrelated parties	230,493	211,306
Accounts and notes receivable - related parties	15,120	12,286
	$245,613	$223,592

(1)	As of March 31, 2013, the Company has pledged $19.3 million of accounts receivable as security for its comprehensive credit facility with banks in China.

(2)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

(3)	Henglong collateralized RMB 280.0 million (equivalent to approximately $44.6 million) as security for the credit facility with banks in China and the Chinese government, including RMB 240.0 million (equivalent to approximately $38.2 million) in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 11 below) as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau,” to the Company in May 2012, and RMB 40.0 million (equivalent to approximately $6.4 million) in favor of the Chinese government as security for the interest-free government loan (see Note 11 below).

5.	Inventories

The Company’s inventories at March 31, 2013 and December 31, 2012 consisted of the following (figures are in thousands of USD):

	March 31, 2013	December 31, 2012
Raw materials	$12,670	$11,144
Work in process	8,364	7,094
Finished goods	24,236	25,304
	$45,270	$43,542

Provision for inventories valuation amounted to $0.2 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

6.	Other receivables, net

The Company’s other receivables at March 31, 2013 and December 31, 2012 are summarized as follows (figures are in thousands of USD):

	March 31, 2013	December 31, 2012
Other receivables - unrelated parties (1)	$1,057	$905
Less: allowance for doubtful accounts- unrelated parties	(55)	(56)
	$1,002	$849

	March 31, 2013	December 31, 2012
Other receivables - related parties (1)	$691	$715
Less: allowance for doubtful accounts- related parties	(611)	(608)
	$80	$107

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.

7.	Long term Investments

As of each of March 31, 2013 and December 31, 2012, the Company’s balance of long-term investment was $3.7 million. For the long-term investments in which the Company has no voting control, such investments were accounted for using the equity method or cost method.

On January 24, 2010, the Company invested $3.1 million to establish a fifty-fifty joint venture company, Beijing Henglong, with an unrelated party. The Company accounts for its operating results with the equity method of accounting. As of March 31, 2013 and 2012, the Company had $3.6 million and $3.5 million of net equity in Beijing Henglong, respectively.

The Company’s share of net assets and net income is reported as “long-term investment” on the condensed unaudited consolidated balance sheets and “equity in earnings of affiliated companies” on the condensed unaudited consolidated statements of operations and comprehensive income (loss). The Company’s condensed unaudited consolidated financial statements reflect the equity earnings of non-consolidated affiliates of $0.06 million and $0.08 million for the three months ended March 31, 2013 and 2012, respectively.

8.	Property, plant and equipment, net

The Company’s property, plant and equipment as of March 31, 2013 and December 31, 2012 are summarized as follows (figures are in thousands of USD):

	March 31, 2013	December 31, 2012
Land use rights and buildings	$36,745	$36,881
Machinery and equipment	101,892	96,368
Electronic equipment	6,248	6,174
Motor vehicles	3,033	2,942
Construction in progress	10,454	13,280
	158,372	155,645
Less: Accumulated depreciation	(77,204)	(73,954)
	$81,168	$81,691

Depreciation charges for the three months ended March 31, 2013 and 2012, were $3.4 million and $3.5 million respectively.

As of March 31, 2013, the Company had pledged property, plant and equipment with net book value of $55.0 million for its comprehensive credit facilities with banks in China.

9.	Intangible assets

The Company’s intangible assets as of March 31, 2013 and December 31, 2012 are summarized as follows (figures are in thousands of USD):

	March 31, 2013	December 31, 2012
Costs:
Patent technology	$1,962	$1,901
Management software license	627	622
	2,589	2,523
Less: Amortization	(1,894)	(1,847)
	$695	$676

For the three months ended March 31, 2013 and 2012, amortization expenses were $0.04 million and $0.05 million, respectively.

10.	Deferred Income Tax Assets

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

The components of estimated deferred income tax assets as of March 31, 2013 and December 31, 2012 are as follows (figures are in thousands of USD):

	March 31, 2013	December 31, 2012

Losses carry forward (U.S.) (1)	$7,962	$7,004
Losses carry forward (PRC) (1)	1,850	1,887
Product warranties and other reserves	3,374	3,253
Property, plant and equipment	3,859	3,774
Share-based compensation	240	240
Bonus accrual	110	196
Other accruals	914	696
Others	596	839
Total deferred tax assets	18,905	17,889
Less: taxable temporary difference related to revenue recognition	(989)	(397)
Total deferred tax assets, net	17,566	17,492
Less: Valuation allowance	(10,110)	(8,988)
Total deferred tax assets, net of valuation allowance (2)	$7,806	$8,504

(1)	The net operating losses carry forward for the U.S. entity for income tax purposes are available to reduce future years' taxable income. These losses will expire, if not utilized, in 20 years. Net operating losses carry forward for non-U.S. entities can be carried forward for 5 years to offset taxable income. However, as of March 31, 2013, valuation allowance was $10.1 million, including $8.6 million allowance for the Company’s deferred tax assets in the United States and $1.5 million allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

(2)	Approximately $4.2 million and $4.1 million of deferred income tax asset as of March 31, 2013 and December 31, 2012, respectively, are included in non-current deferred tax assets in the accompanying condensed unaudited consolidated balance sheets. The remaining $3.6 million and $4.4 million of deferred income tax assets as of March 31, 2013 and December 31, 2012, respectively, are included in current deferred tax assets.

11.	Bank and government loans- net

Loans consist of the following at March 31, 2013 and December 31, 2012 (figures are in thousands of USD):

	March 31, 2013	December 31, 2012
Short-term bank loan (1) (2)	$10,573	$10,341
Short-term bank loan (3)	30,000	30,000
Short-term government loan (4)	6,380	-
Subtotal	46,953	40,341
Debt issue cost	(230)	(230)
Amortization	211	173
	$46,934	$40,284

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year. Please see Note 8. At March 31, 2013 and December 31, 2012, the weighted average interest rate was 5.98% and 6.46% per annum, respectively. Interest is to be paid on the twentieth day of each month and the principal repayment is at maturity.

(2)	On June 30, 2012, Jiulong entered in to a one-year loan agreement with China Construction Bank Jingzhou branch in the amount of $3.2 million. The agreement contains certain financial and non-financial covenants, including but not limited to restrictions on the utilization of the funds and the maintenance of an asset-liability ratio not exceeding 60%. The Company was in compliance with these covenants as of March 31, 2013.

(3)	On May 18, 2012, the Company entered into a credit facility agreement, the “Credit Agreement,” with ICBC Macau to obtain a non-revolving credit facility in the amount of $30.0 million, the “Credit Facility”. The Credit Facility would have expired on November 3, 2012 unless the Company drew down the line of credit in full prior to such expiration date, and the maturity date for the loan drawdown was the earlier of (i) 18 months from the drawdown or (ii) 1 month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”. The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 2.25% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. The interest is calculated daily based on a 360-day year and it is to be fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As of March 31, 2013, the interest rate was 2.62% per annum. As security for the Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount not less than $31.6 million if the Credit Facility is fully drawn.

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The loan drawdown will expire on May 15, 2013. The Henglong Standby Letter of Credit issued by ICBC Jingzhou with the collateralization of Henglong’s notes receivable of RMB240 million (equivalent to approximately $38.2 million) will expire on June 15, 2013. The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The arrangement fees are amortized over the period of the loan drawdown, and $0.04 million was amortized for the three months ended March 31, 2013.

(4)	On January 31, 2013, the Company received an interest-free Chinese government loan of RMB40.0 million (equivalent to approximately $6.4 million), which will mature in a year. Henglong has pledged RMB40.0 million (equivalent to approximately $6.4 million) of notes receivable, which will mature on December 31, 2013, as security for the purpose of obtaining a RMB40.0 million (equivalent to approximately $6.4 million) interest-free loan from the Chinese government.

12.	Accounts and notes payable

The Company’s accounts and notes payable as of March 31, 2013 and December 31, 2012 are summarized as follows (figures are in thousands of USD):

	March 31, 2013	December 31, 2012
Accounts payable - unrelated parties	$108,725	$99,100
Notes payable - unrelated parties (1)	67,751	67,280
Accounts and notes payable- unrelated parties	176,476	166,380
Accounts payable- related parties	4,864	4,521
	$181,340	$170,901

(1)	Notes payable represent accounts payable in the form of bills of exchange whose acceptances are guaranteed and settlements are handled by banks. The Company has pledged cash deposits, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

13.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of March 31, 2013 and December 31, 2012 are summarized as follows (figures are in thousands of USD):

	March 31, 2013	December 31, 2012
Accrued expenses	$2,369	$2,557
Accrued interest	93	87
Other payables	2,518	2,176
Warranty reserves (1)	18,879	18,081
Dividends payable to non-controlling interests	163	162
	$24,022	$23,063

(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three months ended March 31, 2013 and 2012, and for the year ended December 31, 2012, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2013	2012	2012
Balance at the beginning of period	$18,081	$16,809	$16,809
Additions during the period	2,536	2,441	10,931
Settlement within period, by cash or actual material	(1,786)	(2,386)	(9,264)
Foreign currency translation gain	48	18	41
Decrease for warranty related to the subsidiary sold	-	-	(436)
Balance at end of period	$18,879	$16,882	$18,081

14.	Taxes payable

The Company’s taxes payable as of March 31, 2013 and December 31, 2012 are summarized as follows (figures are in thousands of USD):

	March 31, 2013	December 31, 2012
Value-added tax payable	$5,049	$4,347
Income tax payable	626	878
Other tax payable	314	368
	$5,989	$5,593

15.	Advances payable

As of March 31, 2013 and December 31, 2012, advances payable by the Company were $2.60 million and $2.61 million, respectively.

The amounts are special subsidies made by the Chinese government to the Company to offset the cost and charges related to the improvement of production capacities and improvement of the quality of products. For the government subsidies with no further conditions to be met, the amounts are recorded as other income when received; for the amounts with certain operating conditions, the government subsidies are recorded as advances payable when received and will be recorded as a deduction of related expenses and cost when the conditions are met.

The balances are unsecured, interest-free and will be repayable to the Chinese government if the usage of such advance does not continue to qualify for the subsidy.

16.	Retained earnings-

Appropriated

Pursuant to the relevant PRC laws and regulations, the profits distribution of the Company’s PRC subsidiaries, which are based on their PRC statutory financial statements, other than the financial statement that was prepared in accordance with U.S. GAAP, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10%.

When the statutory surplus reserve reaches 50% of the registered capital of a company, additional reserve is no longer required. However, the reserve cannot be distributed to venture partners. Based on the business licenses of the PRC subsidiaries, the registered capital of Henglong, Jiulong, Shenyang, USAI, Jielong, Wuhu, Hubei Henglong and Chongqing are $10.0 million, $4.2 million (equivalent to RMB35.0 million), $8.1 million (equivalent to RMB67.5 million), $2.6 million, $6.0 million, $3.8 million (equivalent to RMB30.0 million), $39 million and $9.5 million (equivalent to RMB60.0 million), respectively.

During the three months ended March 31, 2013 and 2012, none of the parent company or the subsidiaries declared any dividend or appropriated any statutory reserves.

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings at March 31, 2013 and 2012, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2013	2012

Balance at beginning of the period	$119,329	$99,513
Net income (loss) attributable to parent company	5,940	(769)
Balance at end of period	$125,269	$98,744

17.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of the accumulated other comprehensive income at March 31, 2013 and 2012, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2013	2012

Balance at beginning of the period	$25,898	$25,291
Net foreign currency translation adjustment attributable to parent company	508	457
Balance at end of period	$26,406	$25,748

18.	Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity at March 31, 2013 and 2012, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2013	2012

Balance at beginning of the period	$38,846	$43,028
Income attributable to non-controlling interests	1,586	1,054
Dividends declared to the non-controlling interest holders of joint-venture companies	-	(794)
Discontinued operations – Zhejiang	-	(9,705)
Foreign currency translation gain	103	45
Balance at end of period	$40,535	$33,628

19.	Financial expenses, net

During the three months ended March 31, 2013 and 2012, the Company recorded financial expenses, net which are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2013	2012
Coupon interest and make-whole redemption interest	$-	$960
Interest expense	423	254
Interest income	(457)	(331)
Foreign exchange gain, net	68	15
Loss of note discount, net	7	2
Handling charge	160	12
Total financial expense, net	$201	$912

20.	Loss on change in fair value of derivative

During the three months ended March 31, 2012, the Company recorded a loss on change in fair value of derivative of $3.9 million, and there was no gain or loss on change in fair value of derivative during the three months ended March 31, 2013.

In February 2008, the Company issued to two accredited institutional investors, namely Lehman Brothers Commercial Corporation Asia Limited (“Lehman Brothers”) and YA Global Investments L.P (“YA Global”), convertible notes in the principal amount of $35.0 million, with a scheduled maturity date of February 15, 2013 (“convertible notes”).

The Company and YA Global reached a settlement agreement on April 8, 2009. Under the terms of the settlement agreement, the Company paid on April 15, 2009 a redemption amount of $5.0 million to YA Global and YA Global waived its entitlement to the Other Make Whole Amount (as defined in the convertible notes).

On March 1, 2011, the provisional liquidator acting on behalf of Lehman Brothers (“LBCCA Liquidator”) converted $6.4 million principal amount of the convertible notes at a conversion price of $7.0822 per share, and in turn the Company issued 907,708 shares of its common stock to LBCCA Liquidator.

On May 24, 2012, the Company and LBCCA Liquidator reached a settlement agreement. Under the terms of the settlement agreement, the Company redeemed all the remaining convertible notes and paid a redemption amount of $32.4 million to LBCCA Liquidator on May 25, 2012 (“Redemption Date”) including $23.6 million of principal and $8.8 million of interest. On the Redemption Date, the carrying value of the convertible notes was $33.8 million, including $23.6 million of principal, $0.6 million of coupon interest, $8.6 million of make-whole amount payable and $1.0 million of derivative liabilities related to the convertible notes.

The Company’s derivative financial instruments (liabilities) consist of the compound embedded derivative that originated in connection with the above-mentioned convertible note payable and financing arrangement. Derivative liabilities are carried at fair value.

Changes in the fair value of compound derivative liabilities were recorded as a loss on change in fair value of derivative in the condensed unaudited consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2012. The following table summarizes the components of loss on change in fair value of derivative arising from fair value adjustments to compound derivative liabilities during the three months ended March 31, 2012 (figures are in thousands of USD):

Three Months Ended March 31, 2012
Balances at January 1	$559
Loss in fair value adjustments	3,861
Balances at March 31	$4,420

The Company’s embedded conversion option derivative represents the conversion option, term-extending option, certain redemption and put features in the Company’s convertible notes payable. The features embedded in the convertible notes were combined into one compound embedded derivative that the Company measured at fair value using the Monte Carlo valuation technique. Monte Carlo simulates multiple outcomes over the period to maturity using multiple assumption inputs. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of March 31, 2012.

	Range
March 31, 2012 Assumptions:	Low	High	Equivalent
Volatility	60.11%	69.19%	64.16%
Market adjusted interest rates	13.00%	18.49%	16.23%
Credit risk adjusted rates	16.63%	16.63%	16.63%
Implied expected life (years)	-	-	0.88

21.	Income tax rate

The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rate of 25% on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign invested enterprise, unless preferential tax treatment is granted by local tax authorities. If the enterprise meets certain preferential terms according to the China income tax law, such as assessment as a “High & New Technology Enterprise” by the government, then, the enterprise will be subject to enterprise income tax at a rate of 15%.

Pursuant to the New China Income Tax Law and the Implementing Rules (“New CIT”) which became effective as of January 1, 2008, dividends generated after January 1, 2008 and payable by a foreign-invested enterprise to its foreign investors will be subject to a 10% withholding tax if the foreign investors are considered as non-resident enterprises without any establishment or place within China or if the dividends payable have no connection with the establishment or place of the foreign investors within China, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

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

According to PRC tax regulation, the Company should withhold income taxes for the profit distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. The Company accounts for the profit that the PRC subsidiaries intended to distribute to Genesis as deferred tax liabilities. As of March 31, 2013 and December 31, 2012, the Company recognized deferred tax liabilities of $0.02 million and $0.04 million for profit to be distributed to Genesis of $0.4 million and $0.8 million, respectively. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries permanently. As of December 31, 2012, the Company still has undistributed earnings of approximately $132.2 million from investment in the PRC subsidiaries that are considered permanently reinvested. Had the undistributed earnings been distributed to Genesis and not permanently reinvested, the tax provision of approximately $6.6 million would have been recorded. Such undistributed profits will be kept in Genesis and not further distributed to the parent company incorporated in the United States going forward.

During 2008, Jiulong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2008, 2009 and 2010. In 2011, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, the Company will continue to be taxed at the 15% tax rate in 2011, 2012 and 2013.

During 2008, Henglong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2008, 2009 and 2010. In 2011, the Company passed the re-assessment of the government, based on PRC income tax laws. Accordingly, it will continue to be taxed at the 15% tax rate in 2011, 2012 and 2013.

During 2009, Shenyang was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2009, 2010 and 2011. In 2012, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, it will continue to be taxed at the 15% tax rate in 2012, 2013 and 2014.

According to the New CIT, Wuhu has been subject to income tax at a rate of 11%, 12% and 12.5%, respectively, for 2010, 2011 and 2012. Wuhu was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it will be subject to enterprise income tax at a rate of 15% for 2013 and 2014.

According to the New CIT, Jielong has been subject to tax at a rate of 12.5% in 2010 and 2011, and 25% in 2012 and 2013.

According to the New CIT, Hubei Henglong has been subject to tax at a rate of 12.5% from 2010 to 2012. In November 2011, Hubei Henglong was awarded the title of “High & New Technology Enterprise”, based on the PRC income tax law. Accordingly, it will be subject to enterprise income tax at a rate of 15% for 2013 and 2014.

According to the New CIT, USAI and Testing Center were exempted from income tax in 2009, and each has been subject to income tax at a rate of 12.5% in 2010 and 2011, and 25% in 2012 and 2013.

Chongqing Henglong was established in 2012. According to the New CIT, Chongqing Henglong is subject to income tax at a uniform rate of 25%. No provision for Chongqing Henglong is made as it had no assessable income for the three months ended March 31, 2013 and 2012.

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million (equivalent to BRL 0.24 million). The Company had no assessable income in Brazil for the three months ended March 31, 2013 and 2012.

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the three months ended March 31, 2013 and 2012.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made as the Company had no assessable income in the United States for the three months ended March 31, 2013 and 2012.

The effective tax rate decreased to 19.0% for the three months ended March 31, 2013 from 89.4% for the same period in 2012, which was primarily due to the permanent difference of gain on change in the fair value of derivative recorded in the three months ended March 31, 2012. Since the derivative has been settled in the second quarter of 2012 pursuant to the redemption of convertible notes, there was no similar permanent difference in the first quarter of 2013.

22.	Discontinued operations – Zhejiang

Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang,” in which the Company owned 51% equity interest prior to its disposal in May 2012, was mainly engaged in the production and sales of power steering pumps. Given the power steering pump business has slowly lost its market share in the recent years due to market competition, lower market demand and replacement of hydraulic pressure steering by electric power steering, the Company sold its 51% equity interest in Zhejiang to Vie Group, the non-controlling shareholder of Zhejiang, on May 21, 2012, the “Zhejiang Sale”. Pursuant to ASC Topic 205-20, “Presentation of Financial Statements—Discontinued Operations”, the business of Zhejiang, the “Zhejiang business,” is considered as discontinued operations because: (a) the operations and cash flows of Zhejiang will be eliminated from the Company’s operations as the Company will not continue to purchase power steering pumps from Zhejiang starting from August 2012; and (b) the Company would not have the ability to influence the operation or financial policies of Zhejiang subsequent to the sale. Before the sale, Zhejiang was identified as a product sector for the sales of power steering pumps of the Company, please see Note 26 for the details of segment reporting. For the three months ended March 31, 2012, the purchases from Zhejiang by the Company amounted to $0.1 million, which were eliminated for the preparation of the consolidated financial statements before the disposition of Zhejiang. There was no purchase from Zhejiang for the three months ended March 31, 2013.

The condensed unaudited consolidated statements of operations and comprehensive income (loss) of the Company have been adjusted to reflect the discontinued Zhejiang business for the three months ended March 31, 2012 (figures are in thousands of USD).

	Three Months Ended March 31, 2012
	Prior reported amount (a)	Adjustment for discontinued operations (b)	Adjusted amount (c)=(a)-(b)
Net product sales
Unrelated parties	$76,506	$3,479	$73,027
Related parties	7,987	94	7,893
	84,493	3,573	80,920
Cost of product sold
Unrelated parties	62,259	2,896	59,363
Related parties	6,188	9	6,179
	68,447	2,905	65,542
Gross profit	16,046	668	15,378
Net gain on other sales	122	10	112
Operating expenses:
Selling expenses	2,383	203	2,180
General and administrative expenses	3,632	250	3,382
R&D expenses	3,726	134	3,592
Total operating expenses	9,741	587	9,154
Operating income	6,427	91	6,336
Other income, net	72	-	72
Financial expenses, net	(911)	1	(912)
Loss on change in fair value of derivative	(3,861)	-	(3,861)
Income before income tax expenses and equity in earnings of affiliated companies	1,727	92	1,635
Less: Income taxes	1,522	61	1,461
Add: Equity in earnings of affiliated companies	80	-	80
Income from continuing operations	285	31	254
Discontinued operations - net of income tax	-	(31)	31
Net income	285	-	285
Net income attributable to non-controlling interest	1,054	-	1,054
Net loss attributable to parent company’s common shareholders	$(769)	$-	$(769)
Comprehensive income:
Income from continuing operations	$285	$31	$254
Discontinued operations - net of income tax	-	(31)	31
Net income	285	-	285
Other comprehensive income:
Foreign currency translation gain, net of tax- continuing operations	502	21	481
Foreign currency translation gain, net of tax – discontinued operations	-	(21)	21
Foreign currency translation gain, net of tax	502	-	502
Comprehensive income- continuing operations	787	52	735
Comprehensive income - discontinued operations	-	(52)	52
Comprehensive income	787	-	787
Comprehensive income attributable to non-controlling interests	1,099	-	1,099
Comprehensive income attributable to parent company	$(312)	$-	$(312)
Net loss attributable to parent company’s common shareholders per share –
Basic–
Loss from continuing operations attributable to shareholders	$(0.03)	$-	$(0.03)
Loss per share from discontinued operations	$-	$-	$-
Basic	$(0.03)	$-	$(0.03)
Diluted–
Loss from continuing operations attributable to shareholders	$(0.03)	$-	$(0.03)
Loss per share from discontinued operations	$-	$-	$-
Diluted	$(0.03)	$-	$(0.03)

The following table summarizes the results of the Zhejiang business included in the condensed unaudited consolidated statements of operations and comprehensive income (loss) as discontinued operations (figures are in thousands of USD).

Three Months Ended March 31, 2012

Operational profit from component of discontinued operations, net of tax	$31
Income from discontinued operations, net of tax	$31

The following table summarizes the revenue and pretax profit of the Zhejiang business reported as discontinued operations (figures are in thousands of USD).

Three Months Ended March 31, 2012

Revenue from component of discontinued operations	$3,713
Pretax profit from component of discontinued operations	$92

Summarized assets and liabilities from the discontinued operations as of the disposal date were as follows (figures are in thousands of USD):

May 21, 2012
Assets of discontinued operations
Current assets	$20,735
Non-current assets	6,623
Total assets of discontinued operations	$27,358
Liabilities of discontinued operations
Current liabilities	16,823
Non-current liabilities	-
Total liabilities of discontinued operations	$16,823

The Company did not make separate disclosure of the cash flows of Zhejiang in its condensed consolidated statements of cash flows in this Report, as they are considered to be immaterial in the periods presented.

23.	Income (Loss) per share

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

The calculations of diluted income per share attributable to the parent company were (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income (loss) attributable to the parent company’s common shareholders – Basic and diluted	$5,940	$(769)

Denominator:
Weighted average shares outstanding	28,043,019	28,260,302
Dilutive effects of stock options	7,918	-
Denominator for dilutive income per share – Diluted	28,050,937	28,260,302

Net income (loss) per common share attributable to parent company – Basic and diluted	$0.21	$(0.03)

The calculations of diluted income from continuing operations per share attributable to the parent company were (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income from continuing operations	$7,526	$254
Net income from continuing operations attributable to non-controlling interest	1,586	1,039
Net income (loss) from continuing operations attributable to the parent company’s common shareholders – Basic and diluted	5,940	(785)

Denominator:
Weighted average shares outstanding	28,043,019	28,260,302
Dilutive effects of stock options	7,918	-
Denominator for dilutive income per share – Diluted	28,050,937	28,260,302

Net income (loss) from continuing operations per common share attributable to parent company – Basic and diluted	$0.21	$(0.03)

The following table summarizes potential common shares outstanding excluded from the calculation of diluted income per share for the three months ended March 31, 2013 and 2012, because such an inclusion would have an anti-dilutive effect.

	Three Months Ended March 31,
	2013	2012

Shares issuable under stock options	-	45,000
Shares issuable upon conversion of convertible notes	-	3,328,264
Total	-	3,373,264

As of March 31, 2013 and 2012, the exercise prices for 45,000 shares and 22,500 shares, respectively, of outstanding stock options were less than the weighted average market price of the Company’s common stock during the three months ended March 31, 2013 and 2012, respectively, and these stock options were excluded form the calculation of the diluted income per share for the corresponding periods presented.

24.	Significant concentrations

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

During the three months ended March 31, 2013, the Company’s ten largest customers accounted for 72.6% of its consolidated net sales, with the largest customer individually accounting for more than 10% of consolidated net sales, i.e., 10.4%. As of March 31, 2013, approximately 3.4% of accounts receivable were from trade transactions with the aforementioned one customer, and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

During the three months ended March 31, 2012, the Company’s ten largest customers accounted for 84.3% of its consolidated net sales, with each of four customers individually accounting for more than 10% of consolidated net sales, i.e., 13.1%, 11.0%, 10.7% and 10.1%, individually, or an aggregate of 44.9%. As of March 31, 2012, approximately 25.0% of accounts receivable were from trade transactions with the aforementioned four customers and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

25.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended March 31,
	2013	2012
Merchandise sold to related parties	$8,143	$7,893

Related purchases

	Three Months Ended March 31,
	2013	2012
Materials purchased from related parties	$6,665	$6,179
Technology purchased from related parties	96	-
Equipment purchased from related parties	332	748
Total	$7,093	$6,927

Related receivables

	March 31, 2013	December 31, 2012
Accounts receivable	$15,120	$12,286
Other receivables	80	107
Total	$15,200	$12,393

Related advances

	March 31, 2013	December 31, 2012
Advanced equipment payment to related parties	$3,808	$4,162
Advanced payments and others to related parties	672	779
Total	$4,480	$4,941

Related payables

	March 31, 2013	December 31, 2012
Accounts payable	$4,864	$4,521

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

Related parties pledged certain land use rights and buildings as security for the Company’s credit facilities provided by banks.

As of May 14, 2013, Hanlin Chen, Chairman, owns 63.65% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

26.	Commitments and contingencies

Legal proceedings

Securities Action - Southern District of New York.  On October 25, 2011, a purported securities class action (the “Securities Action”) was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period to between May 12, 2009 and March 17, 2011. The amended complaint alleges that the Company, certain of its present officers and directors and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and seeks unspecified damages. The Company filed a motion to dismiss the amended complaint, which was fully briefed on April 18, 2012. On August 8, 2012, the court denied the Company’s motion to dismiss the amended complaint.  On September 4, 2012, the Company filed an answer to the amended complaint.  On January 15, 2013, Plaintiffs filed a motion to certify the purported class. That motion is currently pending as the parties engage in discovery.  On October 12, 2012, the court issued an order scheduling a starting date of October 25, 2013 for a trial. The Company continues to believe that the allegations in the complaint are without merit and intends to defend itself vigorously against the claims.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of March 31, 2013 (figures are in thousands of USD):

	Payment obligations by period
	2013(1)	2014	2015	2016	Thereafter	Total
Interest on short-term bank loan	$398	$-	$-	$-	$-	$398
Obligations for purchasing agreements	10,239	1,425	219	-	-	11,883
Total	$10,637	$1,425	$219	$-	$-	$12,281

(1) Remaining 9 months in 2013.

27.	Off-balance sheet arrangements

As of March 31, 2013 and 2012, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of March 31, 2013 and 2012, the Company had eleven product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong). The other six sectors were engaged in the production and sale of sensor modular (USAI), EPS (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), and the holding company (Genesis). Since the revenues, net income and net assets of these six sectors are less than 10% of its segment in the condensed unaudited consolidated financial statements, the Company incorporated these six sectors into “Other Sectors.”

As discussed in Discontinued Operations - Zhejiang (see Note 22) above, Zhejiang was identified as a product sector for the sales of power steering pumps of the Group prior to disposal on May 21, 2012. After the Company sold its 51% equity interest in Zhejiang on May 21, 2012 and presented it as a discontinued operation, the Company has adjusted the information for Zhejiang’s business in segment reporting for the same period in 2012.

The Company’s product sector information from continuing operations is as follows (figures are in thousands of USD):

	Net Sales		Net Income
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012

Henglong	$64,162	$41,417	$6,313	$4,454
Jiulong	19,024	21,766	621	1,139
Shenyang	8,867	6,783	289	255
Wuhu	6,476	7,685	(157)	(436)
Hubei Henglong	10,405	9,743	739	3,808 (1)
Other Sectors	9,584	9,699	66	(261)
Total Segments	118,518	97,093	7,871	8,959
Corporate	-	-	(1,442)	(5,391)
Eliminations	(21,354)	(16,173)	1,097	(3,314)
Total consolidated from continuing operations	$97,164	$80,920	$7,526	$254

(1)	$3.2 million included in the balance was income from investment of Henglong, which has been eliminated at the consolidation level.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company’s condensed unaudited consolidated financial statements and the related notes thereto and the other financial information contained elsewhere in this Report. This information excludes Zhejiang as discontinued operations (see Note 22 to the consolidated financial statements in this Report) unless otherwise noted.

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

Corporate Structure

The Company, through its subsidiaries, engages in the manufacture and sales of automotive systems and components. Great Genesis Holdings Limited, a company incorporated in Hong Kong on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company and the holding company of the Company’s joint ventures in the PRC. Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development support. CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong,” was established by Hubei Henglong Automotive System Group Co., Ltd. (formerly known as Jingzhou Hengsheng Automotive System Co., Ltd), “ Hubei Henglong,” as a Sino-foreign joint venture company with two Brazilian citizens in Brazil in August 2012.

For more information on the Company’s corporate structure, including the recently completed reorganization of certain PRC-based subsidiaries and the Zhejiang Sale, please see Note 1, “Organization and Business” and Note 22, “Discontinued operations – Zhejiang” to the consolidated financial statements in this Report.

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

The Company considers an accounting estimate to be critical if:

—	It requires the Company to make assumptions about matters that were uncertain at the time it was making the estimate, and

—	Changes in the estimate or different estimates that the Company could have selected would have had a material impact on the Company’s financial condition or results of operations.

The table below presents information about the nature and rationale for the Company’s critical accounting estimates:

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors
Accrued liabilities and other long-term liabilities	Warranty obligations	Estimating warranty requires the Company to forecast the resolution of existing claims and expected future claims on products sold. VMs (Vehicle Manufacturers) are increasingly seeking to hold suppliers responsible for product warranties, which may impact the Company’s exposure to these costs.	The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	• VM sourcing • VM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments	The Company is required from time-to-time to review the recoverability of certain of its assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	• Future production estimates • Customer preferences and decisions

Accounts and notes receivables	Provision for doubtful accounts and notes receivable	Estimating the provision for doubtful accounts and notes receivable requires the Company to analyze and monitor each customer’s credit standing and financial condition regularly. The Company grants credit to its customers, generally on an open account basis. It will impact the Company’s expense disclosure and results of operations if such estimate is improper.	The Company grants credit to its customers for three to four months based on each customer’s current credit standing and financial data. The Company assesses the allowance on an individual customer basis, under normal circumstances. The Company records provision for bad debts based on specific identification methods.	• Customers’ credit standing and financial condition

Deferred income taxes	Recoverability of deferred tax assets	The Company is required to estimate whether recoverability of its deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.	The Company uses historical and projected future operating results, based upon approved business plans, including a review of the eligible carry forward period, tax planning opportunities and other relevant considerations.	• Tax law changes • Variances in future projected profitability, including by taxing entity

Convertible notes payable, warrant liabilities, compound derivative liabilities	Warrant liabilities and compound derivative liabilities	The Company is required to estimate the fair value of warrant liabilities and compound derivative liabilities at the beginning and end of each reporting period.	The Company uses Black-Scholes option pricing model to determine fair value of warrant; uses Monte Carlo simulation (“MCS”) valuation techniques to determine fair value of compound derivative liabilities.	• Expected volatility • Risk-free rate • Interest market risk • Credit risk • Redemption activities before maturity

Tax payable and deferred tax assets/liabilities	Uncertain tax positions	The Company is required to determine and assess all material positions, including all significant uncertain positions in all tax years that are still subject to assessment or challenge under relevant tax statutes.	The Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.	• An allocation or a shift of income between jurisdictions
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

Recent Accounting Pronouncements

Please see Note 2 to the consolidated financial statements under Item 1 of Part I of this Report.

Results of Operations

Results of Operations—Three Months Ended March 31, 2013 and 2012

The Company disposed of its 51% equity interest in Zhejiang in May 2012. Pursuant to ASC Topic 205-20, the business of Zhejiang is considered as discontinued operations. Previously reported condensed unaudited consolidated statements of operations and comprehensive income for the three months ended March 31, 2012 presented have been adjusted to reflect the discontinued operations. Please refer to Note 22 to the condensed unaudited consolidated financial statements in this Report.

	Net Sales				Cost of Product Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2013	2012	Change		2013	2012	Change
Henglong	$64,162	$41,417	$22,745	54.9%	$52,648	$32,140	$20,508	63.8%
Jiulong	19,024	21,766	(2,742)	-12.6	16,381	18,625	(2,244)	-12.0
Shenyang	8,867	6,783	2,084	30.7	7,767	5,904	1,863	31.5
Wuhu	6,476	7,685	(1,209)	-15.7	6,173	7,307	(1,134)	-15.5
Hubei Henglong	10,405	9,743	662	6.8	8,605	8,802	(197)	-2.2
Other Sectors	9,584	9,699	(115)	-1.2	8,680	8,800	(120)	-1.4
Total Segments	118,518	97,093	21,425	22.1	100,254	81,578	18,676	22.9
Elimination	(21,354)	(16,173)	(5,181)	32.0	(22,452)	(16,036)	(6,416)	40.0
Total	$97,164	$80,920	$16,244	20.1%	$77,802	$65,542	$12,260	18.7%

Net Sales

Net sales were $97.2 million for the three months ended March 31, 2013, compared to $80.9 million for the same period in 2012, representing an increase of $16.3 million, or 20.1%. The increase was mainly due to the continuing growth of automotive market demand in China and the increased sales of newly developed products to North America.

The main market for the Company’s products is China. The Chinese government issued an incentive policy relating to purchase of low-emission cars and fuel-efficient cars in May 2012. Encouraged by such incentive policy, the sales volume of passenger vehicles in the China market continues to increase. The Company’s sales of steering gears for passenger vehicles, one of the main products of the Company, also increased.

In 2013, the Chinese government continues to implement macro-control policies on infrastructure industries and real estate, which led to a continued decrease in the sales of commercial vehicles in the China market. The Company’s sales of steering gears for commercial vehicles, one of the main products of the Company, also decreased.

Under the pressure of over-production, the competition among various auto sellers and manufacturers in China has intensified, which resulted in a continued decrease in the sale price of cars in China in 2013. The decrease of sale price for single-brands’ cars was even more significant than joint-brands’ cars. In order to preserve the market share of the Company among its single-brands’ cars customers, the Company correspondingly lowered the sale price of one of its main products, the steering gears.

In summary, the Company had an increase in sales volume leading to a sales increase of $20.0 million, a decrease in selling price leading to a sales decrease of $4.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a sales increase of $0.4 million.

Further analysis is as follows:

─	Net sales for Henglong were $64.2 million for the three months ended March 31, 2013, compared to $41.4 million for the same period in 2012, representing an increase of $22.8 million, or 54.9%, which was mainly due to an increase in sales volume for passenger vehicles in the China market. An increase in sales volume led to a sales increase of $25.1 million, a decrease in selling price led to a sales decrease of $2.6 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.2 million.

─	Net sales for Jiulong were $19.0 million for the three months ended March 31, 2013, compared to $21.8 million for the same period in 2012, representing a decrease of $2.8 million, or 12.6%, which was mainly due to a decrease in sales volume for commercial vehicles in the China market. A decrease in sales volume led to a sales decrease of $2.5 million and a decrease in selling price led to a sales decrease of $0.3 million.

─	Net sales for Shenyang were $8.9 million for the three months ended March 31, 2013, compared to $6.8 million for the same period in 2012, representing an increase of $2.1 million, or 30.7%, which was mainly due to an increase in sales volume for passenger vehicles in the China market. An increase in sales volumes led to a sales increase of $2.5 million and a decrease in selling price led to a sales decrease of $0.4 million.

─	Net sales for Wuhu were $6.5 million for the three months ended March 31, 2013, compared to $7.7 million for the same period in 2012, representing a decrease of $1.2 million, or 15.7%. Since the majority of the products of Wuhu were sold to local Chinese brand auto distributors, the decreased demand for local Chinese brand autos from end-customers due to the aggressive pricing strategy adopted by Sino-foreign joint brand auto distributors led to the decrease in sales volumes and prices for Wuhu's products.

─	Net sales for Hubei Henglong were $10.4 million for the three months ended March 31, 2013, compared to $9.7 million for the same period in 2012, representing an increase of $0.7 million, or 6.8%. Hubei Henglong’s products were all sold to the United States. The net sales increase was mainly due to sales of the newly developed products to a United States customer. An increase in sales volumes led to a sales increase of $0.2 million and an increase in selling price led to a sales increase of $0.5 million.

─	Net sales for Other Sectors were $9.6 million for the three months ended March 31, 2013, compared to $9.7 million for the same period in 2012, representing a decrease of $0.1 million, or 1.2%. In March 2012, the Company introduced new steering products to the auto market to replace some of its old products. As the introduction of these new products was still at a very early stage, the Company reduced the selling price of the new steering products as a promotion. As a result, a decrease in selling price led to a sales decrease of $1.0 million and an increase in sales volumes led to a sales increase of $0.9 million.

Cost of Sales

For the three months ended March 31, 2013, the cost of sales was $77.8 million, compared to $65.5 million for the same period of 2012, representing an increase of $12.3 million, or 18.7%. The increase in the cost of sales was mainly due to the net effect of a net increase in sales volumes with a cost of sales increase of $16.0 million, a decrease in unit cost with a cost of sales decrease of $4.0 million and the appreciation of the RMB against the U.S. dollar with a cost of sales increase of $0.3 million. The decrease in the unit cost of sales was primarily due to a decrease in the cost of raw materials, such as steel. Further analysis is as follows:

─	Cost of sales for Henglong was $52.6 million for the three months ended March 31, 2013, compared to $32.1 million for the same period of 2012, representing an increase of $20.5 million, or 63.8%. This was mainly due to an increase in sales volumes which led to a cost of sales increase of $22.4 million, which was offset by the adoption of technical innovations in the production processes in 2013, a decrease in unit material costs which led to a cost of sales decrease of $2.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of sales increase of $0.1 million.

─	Cost of sales for Jiulong was $16.4 million for the three months ended March 31, 2013, compared to $18.6 million for the same period of 2012, representing a decrease of $2.2 million, or 12.0%. The decrease in cost of sales was mainly due to a decrease in sales volumes which led to a cost of sales decrease of $2.1 million, and a decrease in unit cost which led to a cost of sales decrease of $0.1 million.

─	Cost of sales for Shenyang was $7.8 million for the three months ended March 31, 2013, compared to $5.9 million for the same period of 2012, representing an increase of $1.9 million, or 31.5%. The increase in cost of sales was mainly due to an increase in sales volumes which led to a cost of sales increase of $2.2 million and a decrease in unit cost which led to a cost of sales decrease of $0.3 million.

─	Cost of sales for Wuhu was $6.2 million for the three months ended March 31, 2013, compared to $7.3 million for the same period of 2012, representing a decrease of $1.1 million, or 15.5%. The decrease in cost of sales was mainly due to a decrease in sales volumes which led to a cost of sales decrease of $0.8 million and a decrease in unit cost which led to a cost of sales decrease of $0.3 million.

─	Cost of sales for Hubei Henglong was $8.6 million for the three months ended March 31, 2013, compared to $8.8 million for the same period of 2012, representing a decrease of $0.2 million, or 2.2%. The decrease in cost of sales was mainly due to the decrease in unit cost.

─	Cost of sales for Other Sectors was $8.7 million for the three months ended March 31, 2013, compared to $8.8 million for the same period of 2012, representing a decrease of $0.1 million, or 1.4%. The decrease in cost of sales was mainly due to an increase in sales volume which led to a cost of sales increase of $0.8 million and a decrease in unit cost which led to a cost of sales decrease of $0.9 million.

Gross margin was 19.9 % for the three months ended March 31, 2013, representing a 0.9% increase from 19.0% for the same period of 2012, which was primarily due to a magnitude of decrease in unit cost that was greater than the magnitude of decrease in sales price.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, scraps and equipment. For the three months ended March 31, 2013, gain on other sales amounted to $0.7 million, while it amounted to $0.1 million for the same period of 2012, representing an increase of $0.6 million, which was mainly due to an increase in materials and scraps sales.

Selling Expenses

Selling expenses were $3.2 million for the three months ended March 31, 2013, compared to $2.2 million for the same period of 2012, representing an increase of $1.0 million, or 45.2%, mainly due to an increase in salaries and wages expenses of salesmen and transportation expenses, as a result of an increase in the number of salesmen.

General and Administrative Expenses

General and administrative expenses were $4.1 million for the three months ended March 31, 2013, compared to $3.4 million for the same period of 2012, representing an increase of $0.7 million, or 22.0%, which was mainly due to increases in attorney fee.

Research and Development Expenses

Research and development expenses were $3.4 million for the three months ended March 31, 2013, compared to $3.6 million for the three months ended March 31, 2012, representing a decrease of $0.2 million, or 5.3%. The Company’s research and development expenses were mainly used for the development and trial production of EPS and other new products. Research and development expenditures have continued to be significant in the past three years. In summary, expenses for mold improvement increased by $0.2 million, external technical support fees decreased by $0.1 million and the salaries and wages expenses of research and development related staff decreased by $0.5 million.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. In the past three years, the Company has continued to purchase advanced manufacturing equipment for newly developed products and hiring senior technicians, and give bonuses to technical personnel who make an outstanding contribution to product research and development.

Income from Operations

Income from operations was $9.3 million for the three months ended March 31, 2013, compared to $6.3 million for the three months ended March 31, 2012, representing an increase of $3.0 million, or 47.5%, including an increase of $4.0 million, or 25.9%, in gross profit, an increase of $0.6 million, in gain on other sales, and an increase of $1.6 million, or 16.8%, in operating expenses.

Other Income, Net

Other income, net, was $0.1 million for the three months ended March 31, 2013, which was consistent with $0.1 million for the three months ended March 31, 2012.

Financial Expenses, Net

Financial expenses, net were $0.2 million for the three months ended March 31, 2013, compared to $0.9 million for the three months ended March 31, 2012, representing a decrease of $0.7 million, or 77.9%, which was mainly due to the Company having redeemed all convertible notes by May 2012. Therefore, there were no financial expenses associated with convertible notes for the three months ended March 31, 2013.

Loss on Change in Fair Value of Derivative

Loss on change in fair value of derivative was $3.9 million for the three months ended March 31, 2012. The Company had redeemed all convertible notes by May 2012. Therefore, there was no gain or loss on change of fair value of derivative associated with convertible notes for the three months ended March 31, 2013.

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $9.2 million for the three months ended March 31, 2013, compared to $1.6 million for the three months ended March 31, 2012, representing an increase of $7.6 million, which was mainly due to an increase in operating income of $3.0 million, a decrease in financial expenses of $0.7 million, and a decrease in loss on change in fair value of derivative of $3.9 million.

Income Taxes

Income tax expense was $1.7 million for the three months ended March 31, 2013, compared to $1.5 million of income tax expense for the three months ended March 31, 2012, representing an increase of $0.2 million, or 19.5%, which was mainly due to an increase of income before income tax. The effective tax rate decreased to 19.0% for the three months ended March 31, 2013 from 89.4% for the same period in 2012, which was primarily due to the permanent difference of loss on change in the fair value of derivative recorded in the first quarter of 2012. Since the derivative has been settled in the second quarter of 2012 pursuant to the redemption of convertible notes, there is no similar permanent difference in the first quarter of 2013.

Income From Continuing Operations

Net income from continuing operations was $7.5 million for the three months ended March 31, 2013, compared to $0.3 million for the three months ended March 31, 2012, representing an increase of $7.2 million, which was mainly due to an increase in income before income tax expenses and equity in earnings of affiliated companies of $7.6 million and an increase in income tax expenses of $0.2 million.

Net Income

Net income was $7.5 million for the three months ended March 31, 2013, compared to net income of $0.3 million for the three months ended March 31, 2012, representing an increase of $7.2 million, which was mainly due to an increase in income from continuing operations of $7.2 million.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $1.6 million for the three months ended March 31, 2013, compared to $1.1 million for the three months ended March 31, 2012, representing an increase of $0.5 million, or 45.5%, primarily due to the increase in non-wholly owned subsidiaries’ net income.

Taking into account the Zhejiang Sale, the Company owns different equity interests in ten non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of March 31, 2013 and 2012. For the three months ended March 31, 2013 and 2012, the Company recorded $1.6 million and $1.0 million for the non-controlling interests’ share in the earnings of the consolidated non-wholly owned subsidiaries, respectively.

Net Income (Loss) Attributable to Parent Company

Net income attributable to parent company was $5.9 million for the three months ended March 31, 2013, compared to net loss attributable to parent company of $0.8 million for the three months ended March 31, 2012, representing an increase of $6.7 million, reflecting an increase in net income.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of March 31, 2013, the Company had cash and cash equivalents of $90.4 million, compared to $87.6 million as of December 31, 2012, representing an increase of $2.8 million, or 3.2%.

The Company had working capital of $144.5 million as of March 31, 2013, compared to $138.7 million as of December 31, 2012, representing an increase of $5.8 million, or 4.2%.

The Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The Company believes that, in view of its current cash position as of March 31, 2013, the cash expected to be generated from the operations and funds available from bank borrowings as detailed in subsequent paragraphs will be sufficient to meet its working capital and capital expenditure requirements (including the repayment of bank loans) for at least twelve months commencing from March 31, 2013.

Capital Source

The Company’s capital source is multifaceted, such as bank loans and banker’s acceptance facilities. In financing activities and operating activities, the Company’s banks require the Company to sign line of credit agreements and repay all existing borrowings under such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, such one year facilities can be extended for another year.

The Company had short-term bank and government loans of $46.9 million, including bank loans of $41.5 million and a government loan of $6.4 million (see Note 11); and bankers’ acceptances of $67.8 million (see Note 12) as of March 31, 2013.

The Company currently expects to be able to obtain similar bank loans (i.e., RMB loans) and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements (see the table under “Bank Arrangements” below for more information). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be devalued by approximately $14.6 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide $14.6 million additional mortgages as of the maturity date of such agreements (see the table under “Bank Arrangements” below for more information). The Company can still obtain a reduced line of credit with a reduction of $8.7 million, which is 59.4% (the mortgage rates) of $14.6 million, if it cannot provide additional mortgages. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity.

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

The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 2.25% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. The interest is calculated daily on a 360-day basis and it is to be fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As of March 31, 2013, the interest rate was 2.62% per annum.

As security for the Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount of not less than $31.6 million if the Credit Facility is to be fully drawn.

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The loan drawdown will expire on May 15, 2013. The Henglong Standby Letter of Credit issued by ICBC Jingzhou with the collateralization of Henglong’s notes receivable of RMB240 million (equivalent to approximately $38.2 million) will expire on June 15, 2013. The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The arrangement fees are amortized over the period of loan drawdown, and $0.04 million was amortized for the three months ended March 31, 2013.

Bank Arrangements

As of March 31, 2013, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available (4)	Amount Used		Assessed Mortgage Value (6)
1. Comprehensive credit facilities	Bank of China	Mar 2014	$22,492	$13,361		$15,360

2. Comprehensive credit facilities	Jingzhou Commercial Bank	Jun 2013	31,904	13,470		61,356

3. Comprehensive credit facilities	China Construction Bank	Sep 2013	11,166	5,863		32,296

4. Comprehensive credit facilities (1)	Shanghai Pudong Development Bank	Dec 2013	15,951	11,873		12,933

5. Comprehensive credit facilities (1)	China CITIC Bank	Nov 2013	16,590	17,985	(5)	14,843

6. Comprehensive credit facilities	Industrial and Commercial Bank of China	Jul 2013	12,761	3,915		12,761

7. Comprehensive credit facilities	China Everbright Bank	Aug 2014	4,786	3,395		8,168

8. Comprehensive credit facilities	ICBC Macau	May 2013	30,000	30,000		38,246

Total			$145,650	$99,862	(2)	$195,963	(3)

(1)	Henglong’s comprehensive credit facility provided by China CITIC Bank and each of Henglong and Jielong’s comprehensive credit facilities provided by Shanghai Pudong Development Bank, are required to be guaranteed by Jiulong, another subsidiary of the Company, in addition to the above pledged assets.

(2)	The amount used includes bank loans of $40.6 million and notes payable of $59.3 million as of March 31, 2013. The remainder of the $8.5 million of notes payable was 100% secured by bank notes without utilization of credit lines.

(3)	As of March 31, 2013, the pledged assets included $66.4 million accounts and notes receivable and other pledged assets with assessed value of $128.9 million.

(4)	The amount available is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	The amount used was in excess of the amount available because certain issued bank notes were 100% secured by pledged deposits without utilization of credit lines.

(6)	The pledged cash deposits, which are disclosed in Note 3 to the consolidated financial statements in this Report, were not included in the assessed mortage value.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company renewed its existing short-term debt and borrowed new debt during 2013 at annual interest rates of 6.00% to 7.57%, and maturity terms of twelve months. Pursuant to the comprehensive credit line arrangement the Company pledged: (1) accounts receivable with an assessed value of $15.4 million as security for its comprehensive credit facility with the Bank of China; (2) equipment with an assessed value of approximately $61.4 million as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; (3) equipment, land use rights and buildings with an assessed value of approximately $32.3 million as security for its comprehensive credit facility with China Construction Bank; (4) land use rights and buildings with an assessed value of approximately $12.9 million as security for its comprehensive credit facility with Shanghai Pudong Development Bank; (5) land use rights and buildings with an assessed value of approximately $14.8 million as security for its comprehensive credit facility with China CITIC Bank; (6) accounts receivable with an assessed value of approximately $12.8 million as security for its comprehensive credit facility with Industrial and Commercial Bank of China; (7) land use rights and buildings with an assessed value of approximately $8.2 million as security for its comprehensive credit facility with China Everbright Bank; and (8) $38.2 million of notes receivable held by Henglong.

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

	Payment Due Dates
	( in thousands of USD)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term loan including interest payable	$47,445	$47,445	$-	$-	$-
Notes payable (1)	67,751	67,751	-	-	-
Other contractual purchase commitments, including service agreements	11,883	10,239	1,644	-	-
Total	$127,079	$125,435	$1,644	$-	$-

(1)	Notes payable do not bear interest.

Short-term Loans

The following table summarizes the contract information of short-term borrowings among the banks and the government of the PRC and the Company as of March 31, 2013 (figures are in thousands of USD):

Bank / PRC Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Percentage Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
China Construction Bank	Working Capital	26 Jun 2012	12	6.31%	Pay monthly	25 Jun 2013	$1,595
China Construction Bank	Working Capital	1 Feb 2013	6	3.50%	Pay monthly	31 Jul 2013	1,800
ICBC Macau	Working Capital	22 May 2012	12	2.62%	Pay quarterly	15 May 2013	30,000
China CITIC Bank	Working Capital	4 Jul 2012	12	7.57%	Pay monthly	4 Jul 2013	2,393
Bank of China	Working Capital	1 Nov 2012	12	6.00%	Pay quarterly	15 Nov 2013	4,785
The government of PRC	Working Capital	31 Jan 2013	11	0.00%	Pay quarterly	31 Dec 2013	6,380
Total							$46,953

The Company must use the loans for the purpose described in the table. For the five bank loans, if the Company fails to do so, it will be charged a penalty interest at 100% of the specified loan rate listed in the table above. Except for the loan granted by ICBC Macau as disclosed in the section “Capital Source” above, the Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails to do so, it will be charged compound interest at the specified rate in the above table. The Company has to repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged a penalty interest at 50% of the specified loan rate. For the government loan, the Company has to repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged a penalty rate at 0.3% per day in addition to the penalty interest of the loan rate that is published by the People’s Bank of China for the same period.

Management believes that the Company had complied with such financial covenants as of March 31, 2013, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of March 31, 2013 (figures are in thousands of USD):

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital (1)	3-6	Apr -13	$11,296
Working Capital	3-6	May -13	13,275
Working Capital	3-6	Jun -13	10,344
Working Capital	3-6	Jul -13	12,945
Working Capital	3-6	Aug -13	2,574
Working Capital	3-6	Sep -13	17,317
Total (Note 12)			$67,751

(1)	The notes payable were settled in April 2013.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. Management believes that the Company had complied with such financial covenants as of March 31, 2013, and will continue to comply with them.

Cash Flows

(a)	Operating activities

Net cash used by operations during the three months ended March 31, 2013 was $1.4 million, compared to net cash provided by operations of $8.5 million for the same period of 2012, a decrease of $9.9 million.

During the three months ended March 31, 2013, the decrease in net cash provided by operations was mainly due to the net effect of: (1) the increase in net income (excluding non-cash items) by $3.8 million; (2) the change in balance of accounts and notes receivable which led to a decrease in net cash provided by operations of $23.0 million, which was mainly due to the sales of the Company’s goods generally on credit terms which range from 4 to 6 months, and the fact that, during the three months ended March 31, 2013, there was a significant rise in sales revenue of the Company’s products which led to an increase in the ending balance of accounts receivable; (3) the change in balance of inventories which led to an increase in net cash provided by operations of $4.9 million, which was mainly due to the improvement of the market sales of the Company’s products compared to the same period last year, which led to an improvement in inventory turnover and resulted in a decrease in the ending balance of inventory; (4) the change in balance of accounts and notes payable which led to an increase in net cash provided by operations of $9.0 million, which was mainly due to an increase in purchases, of raw materials by the Company for the three months ended March 31, 2013. The credit terms for the Company’s suppliers generally range from 4 to 6 months’, and as a result, the ending balance of account payable significantly increased; (5) the change of balance of accrued expenses and other accounts payable, which led to a decrease in net cash provided by operation of $0.8 million; and (6) the change in balance of tax payable which led to a decrease in cash provided by operations of $2.1 million, which was mainly due to the Company paying income tax for the last year, which led to a decrease in the ending balance of tax payable.

(b)	Investing activities

The Company used net cash of $2.6 million in investment activities during the three months ended March 31, 2013, compared to $2.5 million during the same period of 2012, representing an increase of $0.1 million, which was mainly due to an increase in the expenses to acquire equipment.

(c)	Financing activities

During the three months ended March 31, 2013, the Company obtained net cash of $6.5 million from financing activities, compared to net cash of $0.8 million provided by financing activities for the same period of 2012, an increase of $5.7 million, which was mainly due to the Company obtaining an interest-free loan of $6.4 million from the Chinese government in January 2013 to increase the Company’s working capital.

Off-Balance Sheet Arrangements

As of March 31, 2013 and 2012, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

A.      Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2013. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

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

B. Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Securities Action - Southern District of New York.  On October 25, 2011, a purported securities class action (the “Securities Action”) was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period to between May 12, 2009 and March 17, 2011. The amended complaint alleges that the Company, certain of its present officers and directors and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and seeks unspecified damages. The Company filed a motion to dismiss the amended complaint, which was fully briefed on April 18, 2012. On August 8, 2012, the court denied the Company’s motion to dismiss the amended complaint.  On September 4, 2012, the Company filed an answer to the amended complaint.  On January 15, 2013, Plaintiffs filed a motion to certify the purported class. That motion is currently pending as the parties engage in discovery. On October 12, 2012, the court issued an order scheduling a starting date of October 25, 2013 for a trial. The Company continues to believe that the allegations in the complaint are without merit and intends to defend itself vigorously against the claims.

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

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2012 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s share repurchase activity for the three months ended March 31, 2013 (in thousands of USD):

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program

January 1, 2013 to January 31, 2013	-	$-	-	$4,000

February 1, 2013 to February 28, 2013	-	$-	-	$4,000

March 1, 2013 to March 31, 2013	-	$-	-	$4,000

Total	-	$-	-	$4,000

(1)	On August 15, 2012, the Board of Directors of the Company approved a share repurchase program under which the Company may repurchase up to $5.0 million of its common stock for a period from August 13, 2012 to August 12, 2013. The repurchase program does not obligate the Company to repurchase a minimum number of shares, and the program may be suspended or canceled without prior notice.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123.)
3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002.)
10.1	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10Q Quarterly Report on May 10, 2006.)
10.2	Securities Purchase Agreement dated February 1, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.3	Securities Purchase Agreement dated February 15, 2008 between us and the investors. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.4	Escrow Agreement dated February 15, 2008 among us, U.S. Bank National Association, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.5	Registration Rights Agreement dated February 15, 2008 among us, Lehman Brothers Commercial Corporation Asia Limited, and YA Global Investments, L.P. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.6	Senior convertible note dated February 15, 2008 in the original principal amount of $8,571,429 issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.7	Senior convertible note dated February 15, 2008 in the original principal amount of $6,428,571 issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
10.8	Senior convertible note dated February 15, 2008 in the original principal amount of $15,000,000 issued by us in favor of TFINN & CO. as nominee for Lehman Brothers Commercial Corporation Asia Limited. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.)
31.1	Rule 13a-14(a) Certification*
31.2	Rule 13a-14(a) Certification*
32.1	Section 1350 Certification*
32.2	Section 1350 Certification*
101+	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 14, 2013 formatted in Extensible Business Reporting Language (XBRL):

(i)	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income,
(ii)	Condensed Unaudited Consolidated Balance Sheets,
(iii)	Condensed Unaudited Consolidated Statements of Cash Flows, and
(iv)	related notes

*	filed herewith

+	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: May 14, 2013	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: May 14, 2013	By:	/s/ Jie Li
Jie Li
Chief Financial Officer

