Form 10-Q
period 2013-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2013-08-14
CIK 1157762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes             ☐             No   ☒

As of August 14, 2013, the Company had 28,043,019 shares of common stock issued and outstanding.

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

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended June 30,
	2013	2012
Net product sales
Unrelated parties	$88,854	$71,886
Related parties (Note 26)	9,035	8,493
	97,889	80,379
Cost of product sold
Unrelated parties	73,494	61,241
Related parties (Note 26)	6,006	3,506
	79,500	64,747
Gross profit	18,389	15,632
Gain on other sales	1,058	1,810
Less: Operating expenses
Selling expenses	3,800	2,088
General and administrative expenses	3,217	3,130
Research and development expenses	4,616	3,650
Total operating expenses	11,633	8,868
Income from operations	7,814	8,574
Other income, net	3	7
Financial expenses, net	(108)	(500)
Gain on change in fair value of derivative	-	3,411
Gain on redemption of convertible notes	-	1,421
Income before income tax expenses and equity in earnings of affiliated companies	7,709	12,913
Less: Income taxes	1,571	1,314
Equity in earnings of affiliated companies	68	32
Income from continuing operations	6,206	11,631
Discontinued operations - net of income tax (Note 23)	-	2,620
Net income	6,206	14,251
Net income attributable to non-controlling interests	1,225	1,229
Net income attributable to parent company	$4,981	$13,022
Allocation to convertible notes holders	-	(859)
Net income attributable to parent company’s common shareholders	$4,981	$12,163
Comprehensive income:
Income from continuing operations	$6,206	$11,631
Income from discontinued operations	-	2,620
Net income	6,206	14,251
Other comprehensive income:
Foreign currency translation gain (loss), net of tax - continuing operations	3,436	(1,131)
Foreign currency translation gain (loss), net of tax - discontinued operations	-	(96)
Foreign currency translation gain (loss), net of tax	3,436	(1,227)
Comprehensive income - continuing operations	9,642	10,500
Comprehensive income - discontinued operations	-	2,524
Comprehensive income	9,642	13,024
Comprehensive income attributable to non-controlling interests	1,808	1,019
Comprehensive income attributable to parent company	$7,834	$12,005

Net income attributable to parent company’s common shareholders per share

Basic –
Income per share from continuing operations attributable to shareholders	$0.18	$0.35
Income per share from discontinued operations	-	0.08
	$0.18	$0.43
Diluted-
Income per share from continuing operations attributable to shareholders	$0.18	$0.21
Income per share from discontinued operations	-	0.08
	$0.18	$0.29
Weighted average number of common shares outstanding
Basic	28,043,019	28,260,302
Diluted	28,048,789	30,257,347

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Six Months Ended June 30,
	2013	2012
Net product sales
Unrelated parties	$177,874	$144,912
Related parties (Note 26)	17,178	16,386
	195,052	161,298
Cost of product sold
Unrelated parties	144,631	120,603
Related parties (Note 26)	12,671	9,685
	157,302	130,288
Gross profit	37,750	31,010
Gain on other sales	1,732	1,922
Less: Operating expenses
Selling expenses	6,964	4,268
General and administrative expenses	7,343	6,512
Research and development expenses	8,016	7,242
Total operating expenses	22,323	18,022
Income from operations	17,159	14,910
Other income, net	73	78
Financial expenses, net	(309)	(1,412)
Loss on change in fair value of derivative	-	(449)
Gain on redemption of convertible notes	-	1,421
Income before income tax expenses and equity in earnings of affiliated companies	16,923	14,548
Less: Income taxes	3,317	2,775
Equity in earnings of affiliated companies	126	112
Income from continuing operations	13,732	11,885
Discontinued operations - net of income tax (Note 23)	-	2,651
Net income	13,732	14,536
Net income attributable to non-controlling interests	2,811	2,283
Net income attributable to parent company	$10,921	$12,253
Allocation to convertible notes holders	-	(1,055)
Net income attributable to parent company’s common shareholders	$10,921	$11,198
Comprehensive income:
Income from continuing operations	$13,732	$11,885
Income from discontinued operations	-	2,651
Net income	13,732	14,536
Other comprehensive income:
Foreign currency translation gain (loss), net of tax - continuing operations	4,048	(650)
Foreign currency translation gain (loss), net of tax - discontinued operations	-	(75)
Foreign currency translation gain (loss), net of tax	4,048	(725)
Comprehensive income - continuing operations	17,780	11,235
Comprehensive income - discontinued operations	-	2,576
Comprehensive income	17,780	13,811
Comprehensive income attributable to non-controlling interests	3,497	2,118
Comprehensive income attributable to parent company	$14,283	$11,693

Net income attributable to parent company’s common shareholders per share

Basic –
Income per share from continuing operations attributable to shareholders	$0.39	$0.31
Income per share from discontinued operations	-	0.09
	$0.39	$0.40
Diluted-
Income per share from continuing operations attributable to shareholders	$0.39	$0.31
Income per share from discontinued operations	-	0.09
	$0.39	$0.40
Weighted average number of common shares outstanding
Basic	28,043,019	28,260,302
Diluted	28,049,863	28,261,854

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$75,270	$87,649
Pledged cash deposits	22,628	26,481
Short-term investments	15,376	-
Accounts and notes receivable, net - unrelated parties	244,216	211,306
Accounts and notes receivable, net - related parties	15,197	12,286
Advance payments and others - unrelated parties	2,805	3,127
Advance payments and others - related parties	1,402	779
Inventories	48,251	43,542
Current deferred tax assets	4,551	4,392
Total current assets	429,696	389,562
Non-current assets:
Property, plant and equipment, net	83,361	81,691
Intangible assets, net	662	676
Other receivables, net - unrelated parties	1,134	849
Other receivables, net - related parties	64	107
Advance payment for property, plant and equipment - unrelated parties	1,995	1,001
Advance payment for property, plant and equipment - related parties	1,209	4,162
Long-term investments	3,855	3,665
Non-current deferred tax assets	4,258	4,112
Total assets	$526,234	$485,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank and government loans	$47,175	$40,284
Accounts and notes payable - unrelated parties	179,185	166,380
Accounts and notes payable - related parties	4,522	4,521
Customer deposits	771	870
Accrued payroll and related costs	5,642	5,472
Accrued expenses and other payables	26,170	23,063
Accrued pension costs	4,370	4,255
Taxes payable	5,629	5,593
Amounts due to shareholders/directors	300	332
Deferred tax liabilities	73	46
Advances payable	2,622	-
Total current liabilities	276,459	250,816
Long-term liabilities:
Advances payable	-	2,609
Total liabilities	276,459	253,425

Commitments and Contingencies (Note 27)

Stockholders’ equity-
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued– 28,260,302 and 28,260,302 shares at June 30, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	39,371	39,371
Retained earnings-
Appropriated	10,048	9,953
Unappropriated	130,155	119,329
Accumulated other comprehensive income	29,259	25,898
Treasury stock – 217,283 and 217,283 shares at June 30, 2013 and December 31, 2012, respectively	(1,000)	(1,000)
Total parent company stockholders' equity	207,836	193,554
Non-controlling interests	41,939	38,846
Total stockholders' equity	249,775	232,400
Total liabilities and stockholders' equity	$526,234	$485,825

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$13,732	$14,536
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	7,218	7,310
Increase (decrease) in allowance for doubtful accounts	(106)	67
Inventory write downs	277	-
Deferred income taxes	(143)	(476)
Equity in earnings of affiliated companies	(126)	(112)
Gain on sale of a subsidiary	-	(2,848)
Gain on redemption of convertible notes	-	(1,421)
Loss on change in fair value of derivative	-	449
Amortization of debt issue cost	57	27
Loss (gain) on fixed assets disposals	(165)	67
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	4,306	(1,756)
Accounts and notes receivable	(32,734)	1,224
Advance payments and others	(219)	1,208
Inventories	(4,211)	(2,543)
Increase (decrease) in:
Accounts and notes payable	9,689	(4,517)
Customer deposits	(106)	207
Accrued payroll and related costs	73	(314)
Accrued expenses and other payables	2,679	(6,688)
Accrued pension costs	44	193
Taxes payable	(66)	1,635
Advances payable	(32)	634
Net cash provided by operating activities	167	6,882
Cash flows from investing activities:
Increase in other receivables	(212)	(936)
Cash received from property, plant and equipment sales	1,557	492
Payments to acquire property, plant and equipment	(5,565)	(8,880)
Payments to acquire intangible assets	(60)	(4)
Purchase of short-term investments	(15,376)	-
Cash decrease relating to the subsidiary sold	-	(300)
Net cash used in investing activities	(19,656)	(9,628)
Cash flows from financing activities:
Proceeds from government and bank loan	14,111	33,960
Repayments of bank loan	(8,069)	-
Debt issuance costs paid for bank loan	-	(230)
Dividends paid to the non-controlling interests	(405)	(2,387)
Redemption of convertible notes	-	(23,571)
Decrease in amounts due to shareholders/directors	(40)	-
Net cash provided by financing activities	5,597	7,772
Effects of exchange rate on cash and cash equivalents	1,513	(295)
Net increase (decrease) in cash and cash equivalents	(12,379)	4,731
Cash and cash equivalents at beginning of period	87,649	72,961
Cash and cash equivalents at end of period	$75,270	$77,692

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Six Months Ended June 30,
	2013	2012
Cash paid for interest	$739	$9,578
Cash paid for income taxes	$2,029	$3,670

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Six Months Ended June 30,
	2013	2012
Advance payments for acquiring property, plant and equipment	$3,204	$9,677
Dividends payable to non-controlling interests	167	707
Non-controlling interests contribution of capital with property, plant and equipment	-	2,846
Accounts receivable from sale of a subsidiary	$-	$8,221

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2013 and 2012

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

The Company owns the following aggregate net interests in the entities established in the People's Republic of China, “PRC,” and Brazil as of June 30, 2013 and December 31, 2012.

	Percentage Interest
Name of Entity	June 30, 2013	December 31, 2012
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd, “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	80.00%	80.00%
Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong” [9]	50.00%	50.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd, “Chongqing Henglong” [10]	70.00%	70.00%
CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong” [11]	80.00%	80.00%

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gear for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light-duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

5.	Jielong was established in 2006 and mainly engages in the production and sales of electric power steering, “EPS.”

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. The registered capital of Hubei Henglong at the time of establishment was $10 million. On February 10, 2010, the registered capital of Hubei Henglong was increased to $16 million. On October 12, 2011, the board of directors of the Company approved a reorganization of the Company’s subsidiaries operating in China. As a result of the reorganization, all of Genesis’s equity interests of its subsidiaries operating in China, except for Shenyang, were transferred to Hubei Henglong, the Company’s new China-based holding company. The reorganization was completed on January 19, 2012, subsequent to which the registered capital of Hubei Henglong was increased to $39.0 million. As the reorganized entities were under common control of the Company, the reorganization did not have any impact on the Company’s consolidated financial position or results of operations and should not impact the tax treatment of the Company or its subsidiaries in any material respect. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products. The registered capital of the Testing Center was RMB30.0 million, equivalent to approximately $4.4 million.

9.	On January 24, 2010, Genesis entered into a joint venture contract with Beijing Hainachuan Auto Parts Co., Ltd. to establish Beijing Henglong as a joint venture company to design, develop and manufacture both hydraulic and electric power steering systems and parts. On September 16, 2010, with Beijing Hainachuan’s agreement, Genesis transferred its interest in the joint venture to Hubei Henglong, and left the other terms of the joint venture contract unchanged. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for through the equity method.

10.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts. The joint venture is located in Chongqing City and has a registered capital of RMB60 million, of which RMB42 million, or 70%, is held by Hubei Henglong. The registered capital of Chongqing Henglong was fully contributed by Hubei Henglong in cash of $6.7 million (equivalent to RMB42 million) in January and February 2012 and by SAIC-IVECO in property, plant and equipment with fair value of $2.8 million (equivalent to RMB18 million) in April 2012.

11.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. Such joint venture is located in Brazil and has a registered capital of $1.0 million (equivalent to BRL1.6 million), of which $0.8 million (equivalent to BRL1.3 million), or 80%, is held by Hubei Henglong, and of which $0.2 million (equivalent to BRL0.3 million), or 20%, is held by Mr. Ozias Gaia Da Silva and Mr. Ademir Dal’ Evedove. As of June 30, 2013, Hubei Henglong, Mr. Ozias Gaia Da Silva and Mr. Ademir Dal’Evedove have completed their capital contributions.

2.	Basis of presentation and significant accounting policies

(a)	Basis of Presentation

Basis of Presentation – The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The details of subsidiaries are disclosed in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by such accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all necessary adjustments, which include normal recurring adjustments, for a fair statement of the results of operations , financial position and cash flows for the interim periods presented.

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

The results of operations for the three months and six months ended June 30, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2013.

Estimation - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. This update provides that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a non-profit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this update clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a “step acquisition”). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. This update is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s financial position or operating results.

On July 18, 2013, the FASB issued ASU 2013-11 , "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (Income Taxes - Topic 740). This update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless otherwise provided in the update . To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset has expired before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this update do not require new recurring disclosures. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently evaluating the impact of adopting this update on its financial statements.

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

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 501,350 stock options, and 1,698,650 stock options remain issuable in the future. As of June 30, 2013, the Company had 90,000 stock options outstanding.

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

Financial Instruments – The Company adopted the provisions of ASC Topic 815, “Derivatives and Hedging Activities,” that address the determination of whether an instrument meets the definition of a derivative being indexed to a company’s own stock for purposes of applying the scope exception as provided for in accordance with ASC 815-15. Upon adoption of the standard on the effective date, the Company bifurcated the conversion feature embedded in the convertible notes, classifying it in liabilities and measuring it at fair value at each reporting period, with changes reflected in earnings, until the convertible notes are settled (see Note 21).

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

Cash and cash equivalents, pledged cash deposits, short-term investments, accounts and notes receivable, accounts and notes payable, advance payment or payable, other receivable or payable, accrued expenses and bank and government loans are carried at cost on the consolidated balance sheets, and the carrying amount approximate their fair value because of the short-term nature of these financial instruments.

•	Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

•	Level 2 Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As of June 30, 2013 and December 31, 2012, the Company did not have any fair value assets and liabilities classified as Level 2.

•	Level 3 Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. The compound derivative liabilities are classified as Level 3 as the inputs reflect management’s best estimate of what market participants would use in pricing the liability at the measurement date. As of June 30, 2013 and December 31, 2012, the Company did not have any fair value assets and liabilities classified as Level 3. For a summary of changes in Level 3 derivative liabilities for the three months and six months ended June 30, 2013 and 2012, please see Note 21.

(d) Classification of the Decrease of Inventory Provision in the Condensed Unaudited Consolidated Statements of Cash Flows

For the six months ended June 30, 2012, the Company has classified the decrease of inventory provision of $0.05 million resulting from disposal of obsolescent inventories during the six months ended June 30, 2012 to the changes in inventories in the condensed unaudited consolidated statements of cash flows for the six months ended June 30, 2012. There was no impact on the net cash provided by operating activities and total cash flow.

3.	Pledged cash deposits

Pledged cash deposits act as guarantee for the Company’s notes payable as it regularly pays some of its suppliers by bank notes. The Company has to deposit certain amount, equivalent to 30% - 100% of the face value of the relevant bank note, at a bank in order to obtain the bank note.

4.	Short-term investments

Short-term investments comprise time deposits with maturity terms of three months or more but due within one year. The carrying values of time deposits approximate fair value because of their short maturities. The interest earned is recognized in the condensed unaudited statements of operations and comprehensive income over the contractual term of the deposit.

5.	Accounts and notes receivable, net

The Company’s accounts and notes receivable as of June 30, 2013 and December 31, 2012 are summarized as follows (figures are in thousands of USD):

	June 30, 2013	December 31, 2012
Accounts receivable - unrelated parties (1)	$131,226	$117,136
Notes receivable - unrelated parties (2) (3)	114,229	95,436
	245,455	212,572
Less: allowance for doubtful accounts - unrelated parties	(1,239)	(1,266)
Accounts and notes receivable- unrelated parties	244,216	211,306
Accounts and notes receivable - related parties	15,197	12,286
	$259,413	$223,592

(1)	As of June 30, 2013, the Company has pledged $20.4 million of accounts receivable as security for its comprehensive credit facility with banks in China.

(2)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

(3)	Henglong collateralized its notes receivable in an amount of RMB267.0 million (equivalent to approximately $43.2 million) as security for the credit facility with banks in China and the Chinese government, including RMB227.0 million (equivalent to approximately $36.8 million) in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 12) which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau,” to the Company in May 2012. The Credit Facility was drawn down on May 22, 2012 and its original maturity date was May 22, 2013. Such maturity date was extended to May 13, 2014 (see Note 12) ; and RMB40.0 million (equivalent to approximately $6.5 million) in favor of the Chinese government as security for the RMB40.0 million interest-free government loan (see Note 12) .

6.	Inventories

The Company’s inventories as of June 30, 2013 and December 31, 2012 consisted of the following (figures are in thousands of USD):

	June 30, 2013	December 31, 2012
Raw materials	$13,000	$11,144
Work in process	7,836	7,094
Finished goods	27,415	25,304
	$48,251	$43,542

Provision for inventories valuation amounted to $0.3 million and $0 million for the six months ended June 30, 2013 and 2012, respectively.

7.	Other receivables, net

The Company’s other receivables as of June 30, 2013 and December 31, 2012 are summarized as follows (figures are in thousands of USD):

	June 30, 2013	December 31, 2012
Other receivables - unrelated parties (1)	$1,195	$905
Less: allowance for doubtful accounts- unrelated parties	(61)	(56)
	$1,134	$849

	June 30, 2013	December 31, 2012
Other receivables - related parties (1)	$668	$715
Less: allowance for doubtful accounts- related parties	(604)	(608)
	$64	$107

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.

8.	Long term investments

As of June 30, 2013 and December 31, 2012, the Company’s balance of long-term investment was $3.9 million and $3.7 million, respectively. For the long-term investments in which the Company has no voting control, such investments were accounted for using the equity method or cost method.

On January 24, 2010, the Company invested $3.1 million to establish a fifty-fifty joint venture company, Beijing Henglong, with an unrelated party. The Company accounts for its operating results with the equity method of accounting. As of June 30, 2013 and 2012, the Company had $3.8 million and $3.5 million of net equity in Beijing Henglong, respectively.

The Company’s share of net assets and net income is reported as “long-term investment” on the condensed unaudited consolidated balance sheets and “equity in earnings of affiliated companies” on the condensed unaudited consolidated statements of operations and comprehensive income. The Company’s condensed unaudited consolidated financial statements reflect the equity earnings of non-consolidated affiliates of $0.07 million and $0.03 million for the three months ended June 30, 2013 and 2012, respectively, and the equity earnings of non-consolidated affiliates of $0.13 million and $0.11 million for the six months ended June 30, 2013 and 2012, respectively.

9.	Property, plant and equipment, net

The Company’s property, plant and equipment as of June 30, 2013 and December 31, 2012 are summarized as follows (figures are in thousands of USD):

	June 30, 2013	December 31, 2012
Land use rights and buildings	$37,388	$36,881
Machinery and equipment	108,334	96,368
Electronic equipment	6,384	6,174
Motor vehicles	3,102	2,942
Construction in progress	10,106	13,280
	165,314	155,645
Less: Accumulated depreciation	(81,953)	(73,954)
	$83,361	$81,691

Depreciation charges were $3.7 million and $3.7 million for the three months ended June 30, 2013 and 2012, respectively, and $7.1 million and $7.2 million for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, the Company had pledged property, plant and equipment with net book value of $54.4 million for its comprehensive credit facilities with banks in China.

10.	Intangible assets

The Company’s intangible assets as of June 30, 2013 and December 31, 2012 are summarized as follows (figures are in thousands of USD):

	June 30, 2013	December 31, 2012
Costs:
Patent technology	$1,990	$1,901
Management software license	637	622
	2,627	2,523
Less: Amortization	(1,965)	(1,847)
	$662	$676

Amortization expenses were $0.04 million and $0.06 million for the three months ended June 30, 2013 and 2012, respectively, and $0.09 million and $0.11 million for the six months ended June 30, 2013 and 2012, respectively.

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

The components of estimated deferred income tax assets as of June 30, 2013 and December 31, 2012 are as follows (figures are in thousands of USD):

	June 30, 2013	December 31, 2012

Losses carry forward (U.S.) (1)	$7,763	$7,004
Losses carry forward (PRC) (1)	1,921	1,887
Product warranties and other reserves	3,572	3,253
Property, plant and equipment	4,061	3,774
Share-based compensation	240	240
Bonus accrual	224	196
Other accruals	1,124	696
Others	636	839
Total deferred tax assets	19,541	17,889
Less: taxable temporary difference related to revenue recognition	(480)	(397)
Total deferred tax assets, net	19,061	17,492
Less: Valuation allowance	(10,252)	(8,988)
Total deferred tax assets, net of valuation allowance (2)	$8,809	$8,504

(1)	The net operating losses carry forward for the U.S. entity for income tax purposes are available to reduce future years' taxable income. These losses will expire, if not utilized, in 20 years. Net operating losses carry forward for non-U.S. entities can be carried forward for 5 years to offset taxable income. However, as of June 30, 2013, valuation allowance was $10.3 million, including $8.6 million allowance for the Company’s deferred tax assets in the United States and $1.7 million allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

(2)	Approximately $4.3 million and $4.1 million of deferred income tax asset as of June 30, 2013 and December 31, 2012, respectively, are included in non-current deferred tax assets in the accompanying condensed unaudited consolidated balance sheets. The remaining $4.5 million and $4.4 million of deferred income tax assets as of June 30, 2013 and December 31, 2012, respectively, are included in current deferred tax assets.

12.	Bank and government loans, net

Loans consist of the following at June 30, 2013 and December 31, 2012 (figures are in thousands of USD):

	June 30, 2013	December 31, 2012
Short-term bank loan (1) (2)	$10,701	$10,341
Short-term bank loan (3)	30,000	30,000
Short-term government loan (4)	6,474	-
Subtotal	47,175	40,341
Debt issue cost	(57)	(230)
Amortization	57	173
	$47,175	$40,284

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year. Please see Note 9. At June 30, 2013 and December 31, 2012, the weighted average interest rate was 5.61% and 6.46% per annum, respectively. Interest is paid on the twentieth day of each month and the principal repayment is at maturity.

(2)	On September 25, 2012, Jiulong entered into a one-year loan agreement with China Construction Bank Jingzhou branch in the amount of $3.2 million. The agreement contains certain financial and non-financial covenants, including but not limited to restrictions on the utilization of the funds and the maintenance of an asset-liability ratio not exceeding 60%. The Company was in compliance with these covenants as of June 30, 2013. The Company repaid $1.4 milion and $1.8 million in June and July, 2013, respectively.

(3)	On May 18, 2012, the Company entered into a credit facility agreement, the “Credit Agreement,” with ICBC Macau to obtain a non-revolving credit facility in the amount of $30.0 million, the “Credit Facility”. The Credit Facility would have expired on November 3, 2012 unless the Company drew down the line of credit in full prior to such expiration date, and the maturity date for the loan drawdown was the earlier of (i) 18 months from the drawdown or (ii) 1 month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”. The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 2.25% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. The interest is calculated daily based on a 360-day year and it is fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As security for the Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount not less than $31.6 million if the Credit Facility is fully drawn.

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB227.0 million (equivalent to approximately $36.8 million). The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013. On May 7, 2013, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2014. The interest rate of the Credit Facility under the extended term is calculated based on the three- month LIBOR plus 2.0% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged. As of June 30, 2013, the interest rate of the Credit Facility was 2.27%.

(4)	On January 31, 2013, the Company received an interest-free Chinese government loan of RMB40.0 million (equivalent to approximately $6.5 million), which will mature on December 31, 2013. Henglong has pledged RMB40.0 million (equivalent to approximately $6.5 million) of notes receivable, which will mature on December 31, 2013, as security for such government loan (see Note 5).

13.	Accounts and notes payable

The Company’s accounts and notes payable as of June 30, 2013 and December 31, 2012 are summarized as follows (figures are in thousands of USD):

	June 30, 2013	December 31, 2012
Accounts payable - unrelated parties	$115,937	$99,100
Notes payable - unrelated parties	63,247	67,280
Accounts and notes payable - unrelated parties	179,184	166,380
Accounts payable - related parties	4,522	4,521
	$183,706	$170,901

(1)	Notes payable represent accounts payable in the form of bills of exchange whose acceptances are guaranteed and settlements are handled by banks. The Company has pledged cash deposits, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

14.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of June 30, 2013 and December 31, 2012 are summarized as follows (figures are in thousands of USD):

	June 30, 2013	December 31, 2012
Accrued expenses	$3,040	$2,557
Accrued interest	87	87
Other payables	2,858	2,176
Warranty reserves (1)	20,018	18,081
Dividends payable to non-controlling interests	167	162
	$26,170	$23,063

(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the six months ended June 30, 2013 and 2012, and for the year ended December 31, 2012, the warranties activities were as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2013	2012	2012
Balance at beginning of the period	$18,081	$16,809	$16,809
Additions during the period	5,637	4,786	10,931
Settlement within period, by cash or actual material	(4,013)	(4,628)	(9,264)
Foreign currency translation gain (loss)	313	(64)	41
Decrease for warranty related to the subsidiary sold	-	(433)	(436)
Balance at end of the period	$20,018	$16,470	$18,081

15.	Taxes payable

The Company’s taxes payable as of June 30, 2013 and December 31, 2012 are summarized as follows (figures are in thousands of USD):

	June 30, 2013	December 31, 2012
Value-added tax payable	$3,258	$4,347
Income tax payable	2,130	878
Other tax payable	241	368
	$5,629	$5,593

16.	Advances payable

As of June 30, 2013 and December 31, 2012, advances payable by the Company were $2.62 million and $2.61 million, respectively.

The amounts are special subsidies made by the Chinese government to the Company to offset the cost and charges related to the improvement of production capacities and improvement of the quality of products. For the government subsidies with no further conditions to be met, the amounts are recorded as other income when received; for the amounts with certain operating conditions, the government subsidies are recorded as advances payable when received and will be recorded as a deduction of related expenses and cost of acquired assets when the conditions are met.

The balances are unsecured, interest-free and will be repayable to the Chinese government if the usage of such advance does not continue to qualify for the subsidy.

17.	Retained earnings

Appropriated

Pursuant to the relevant PRC laws and regulations, the profits distribution of the Company’s PRC subsidiaries, which are based on their PRC statutory financial statements, rather than the financial statement that was prepared in accordance with U.S. GAAP, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10%.

When the statutory surplus reserve reaches 50% of the registered capital of a company, additional reserve is no longer required. However, the reserve cannot be distributed to venture partners. Based on the business licenses of the PRC subsidiaries, the registered capital of Henglong, Jiulong, Shenyang, Jielong, Wuhu, Hubei Henglong and Chongqing are $10.0 million, $4.2 million (equivalent to RMB35.0 million), $8.1 million (equivalent to RMB67.5 million), $6.0 million, $3.8 million (equivalent to RMB30.0 million), $39 million and $9.5 million (equivalent to RMB60.0 million), respectively, and the registered capital of USAI is $2.6 million.

The Company’s activities in respect of the amounts of the appropriated retained earnings for the six months ended June 30, 2013 and 2012, and the year ended December 31, 2012 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2013	2012	2012
Balance at beginning of the period	$9,953	$9,026	$9,026
Appropriation of retained earnings	95	927	927
Balance at end of the period	$10,048	$9,953	$9,953

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the six months ended June 30, 2013 and 2012, and the year ended December 31, 2012 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2013	2012	2012
Balance at beginning of the period	$119,329	$99,513	$99,513
Net income attributable to parent company	10,921	12,253	20,743
Appropriation of retained earnings	(95)	(927)	(927)
Balance at end of the period	$130,155	$110,839	$119,329

18.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of the accumulated other comprehensive income for the six months ended June 30, 2013 and 2012, and the year ended December 31, 2012 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2013	2012	2012
Balance at beginning of the period	$25,898	$25,291	$25,291
Net foreign currency translation adjustment attributable to parent company	3,361	(560)	607
Balance at end of the period	$29,259	$24,731	$25,898

19.	Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the six months ended June 30, 2013 and 2012, and the year ended December 31, 2012 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2013	2012	2012
Balance at beginning of the period	$38,846	$43,028	$43,028
Income attributable to non-controlling interests	2,811	2,283	4,744
Dividends declared to the non-controlling interest holders of joint-venture companies	(405)	(6,846)	(6,846)
Discontinued operations – Zhejiang	-	(5,162)	(5,162)
Capital contribution from non-controlling interests	-	2,846	3,012
Foreign currency translation gain	687	(165)	70
Balance at end of the period	$41,939	$35,984	$38,846

20.	Financial expenses, net

During the three months and six months ended June 30, 2013 and 2012, the Company recorded financial expenses, net which are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,
	2013	2012
Coupon interest and make-whole redemption interest	$-	$591
Interest expense	582	200
Interest income	(698)	(239)
Foreign exchange gain, net	(21)	(109)
Loss of note discount, net	5	(28)
Bank fees	240	85
Total financial expense, net	$108	$500

	Six Months Ended June 30,
	2013	2012
Coupon interest and make-whole redemption interest	$-	$1,551
Interest expense	1,005	454
Interest income	(1,155)	(572)
Foreign exchange gain, net	47	(94)
Loss of note discount, net	12	(26)
Bank fees	400	99
Total financial expense, net	$309	$1,412

21.	Gain and loss on change in fair value of derivative

During the three months and six months ended June 30, 2012, the Company recorded a gain on change in fair value of derivative of $3.4 million and a loss on change in fair value of derivative of $0.4 million, respectively, and there was no gain or loss on change in fair value of derivative during the three months and six months ended June 30, 2013.

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

On May 24, 2012, the Company and LBCCA Liquidator reached a settlement agreement. Under the terms of the settlement agreement, the Company redeemed all the remaining convertible notes and paid a redemption amount of $32.4 million to LBCCA Liquidator on May 25, 2012 (“Redemption Date”), including $23.6 million of principal and $8.8 million of interest. On the Redemption Date, the carrying value of the convertible notes was $33.8 million, including $23.6 million of principal, $0.6 million of coupon interest, $8.6 million of make-whole amount payable and $1.0 million of derivative liabilities related to the convertible notes.

The Company’s derivative financial instruments (liabilities) consist of the compound embedded derivative that originated in connection with the above-mentioned convertible note payable and financing arrangement. Derivative liabilities are carried at fair value.

Changes in the fair value of compound derivative liabilities were recorded as a gain on change in fair value of derivative in the condensed unaudited consolidated statement of operations and comprehensive income for the three months ended June 30, 2012 and a loss on change in fair value of derivative in the condensed unaudited consolidated statement of operations and comprehensive income for the six months ended June 30, 2012. The following table summarizes the components of loss on change in fair value of derivative arising from fair value adjustments to compound derivative liabilities during the three months and six months ended June 30, 2012 (figures are in thousands of USD):

Three Months Ended June 30, 2012
Balances at April 1	$4,420
Decrease due to convertible notes conversion on May 25, 2012	(1,008)
Gain in fair value adjustments	(3,412)
Balances at June 30	$-

Six Months Ended June 30, 2012
Balances at January 1	$559
Decrease due to convertible notes conversion on May 25, 2012	(1,008)
Loss in fair value adjustments	449
Balances at June 30	$-

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company's common stock, which has a high estimated volatility. As of April 1, 2012 and June 30, 2012, the Company calculated the fair value of derivative liabilities to be $4.4 million and $nil, respectively. As of January 1, 2012 and June 30, 2012, the Company calculated the fair value of derivative liabilities to be $0.6 million and $nil, respectively. During the three months and six months ended June 30, 2012, respectively, there was a change in the balance of the Company’s derivative liabilities at the beginning and the end of the period, mainly due to changes in the price of the Company’s common stock. During the three months ended June 30, 2012, the market price of the Company’s common stock significantly dropped to $3.82, comparing to $6.84 on April 1, 2012. During the six months ended June 30, 2012, the market price of the Company’s common stock rose to $3.82, comparing to $3.30 on January 1, 2012. Since the Company’s derivative liabilities consisted of a conversion option that was embedded in the convertible notes payable, the intrinsic value of the conversion option was sensitive to changes in the trading market price of the Company’s common stock. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income or loss reflects the volatility in these estimate and assumption changes.

The Company’s embedded conversion option derivative represents the conversion option, term-extending option, certain redemption and put features in the Company’s convertible notes payable. The features embedded in the convertible notes were combined into one compound embedded derivative that the Company measured at fair value using the Monte Carlo valuation technique. Monte Carlo simulates multiple outcomes over the period to maturity using multiple assumption inputs. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of May 25, 2012, the Redemption Date.

	Range
May 25, 2012 Assumptions:	Low	High	Equivalent
Volatility	65.33%	102.57%	79.02%
Market adjusted interest rates	5.89%	17.95%	11.97%
Credit risk adjusted rates	16.87%	16.87%	16.87%
Implied expected life (years)	-	-	0.73

The Monte Carlo technique requires the use of inputs that range across all levels in the fair value hierarchy. As a result, the technique is a Level 3 valuation technique in its entirety. The calculations of fair value utilized the Company’s trading market values on the calculation dates. The contractual conversion prices were adjusted to give effect to the value associated with the down-round and anti-dilution protection. Expected volatility for each interval in the Monte Carlo process was established based upon the Company’s historical volatility for historical periods consistent with the term of each interval in the calculation. Market adjusted interest rates give effect to expected trends or changes in market interest rates by reference to historical trends in LIBOR. Credit risk adjusted rates, or yields, were developed using bond curves, risk-free rates, market and industry adjustment factors for companies with similar credit standings as the Company’s.

22.	Income tax rate

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

Genesis, the Company’s wholly-owned subsidiary and the direct holder of the equity interests in the Company’s subsidiaries in China, is incorporated in Hong Kong. According to the Mainland China and Hong Kong Taxation Arrangement, dividends paid by a foreign-invested enterprise in China to its direct holding company in Hong Kong will be subject to withholding tax at a rate of no more than 5%, if the foreign investor owns directly at least 25% of the shares of the foreign-invested enterprise. Under the New CIT, if Genesis is regarded as a non-resident enterprise and therefore is required to pay an additional 5% withholding tax for any dividends payable to it from the PRC subsidiaries.

According to PRC tax regulation, the Company should withhold income taxes for the profit distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. The Company accounts for the profit that the PRC subsidiaries intended to distribute to Genesis as deferred tax liabilities. During the six months ended June 30, 2013 and the year ended December 31, 2012, the Company recognized deferred tax liabilities of $0.03 million and $0.04 million for profit to be distributed to Genesis of $0.5 million and $0.8 million, respectively. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries permanently. As of June 30, 2013 and December 31, 2012, the Company still has undistributed earnings of approximately $140.8 million and $124.8 million , respectively, from investment in the PRC subsidiaries that are considered permanently reinvested. Had the undistributed earnings been distributed to Genesis and not permanently reinvested, the tax provision as of June 30, 2013 and December 31, 2012 of approximately $7.0 million and $6.2 million , respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

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

Chongqing Henglong was established in 2012. According to the New CIT, Chongqing Henglong is subject to income tax at a uniform rate of 25%. No provision for Chongqing Henglong is made as it had no assessable income for the three months and six months ended June 30, 2013 and 2012.

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million (equivalent to BRL 0.24 million). The Company had no assessable income in Brazil for the three months and six months ended June 30, 2013 and 2012.

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the three months and six months ended June 30, 2013 and 2012.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made as the Company had no assessable income in the United States for the three months and six months ended June 30, 2013 and 2012.

The effective tax rate increased to 20.4% for the three months ended June 30, 2013 from 10.2% for the same period in 2012, which was primarily due to the permanent difference of gain on change in the fair value of derivative and gain on redemption of convertible notes recorded in the three months ended June 30, 2012. The effective tax rate increased to 19.6% for the six months ended June 30, 2013 from 19.1% for the same period in 2012, which was primarily due to the permanent difference of gain on change in the fair value of derivative recorded in the six months ended June 30, 2012. Since the derivative has been settled on May 25, 2012 pursuant to the redemption of convertible notes, there was no similar permanent difference for the three months and six months ended June 30, 2013 .

23.	Discontinued operations – Zhejiang

Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang,” in which the Company owned 51% equity interest prior to its disposal in May 2012, was mainly engaged in the production and sales of power steering pumps. Given the power steering pump business has slowly lost its market share in the recent years due to market competition, lower market demand and replacement of hydraulic pressure steering by electric power steering, the Company sold its 51% equity interest in Zhejiang to Vie Group, the non-controlling shareholder of Zhejiang, on May 21, 2012, the “Zhejiang Sale”. Pursuant to ASC Topic 205-20, “Presentation of Financial Statements—Discontinued Operations”, the business of Zhejiang, the “Zhejiang business,” is considered as discontinued operations because: (a) the operations and cash flows of Zhejiang will be eliminated from the Company’s operations as the Company will not continue to purchase power steering pumps from Zhejiang starting from August 2012; and (b) the Company would not have the ability to influence the operation or financial policies of Zhejiang subsequent to the sale. Before the sale, Zhejiang was identified as a product sector for the sales of power steering pumps of the Company, please see Note 26 for the details of segment reporting. For the three months and six months ended June 30, 2012, the purchases from Zhejiang by the Company amounted to $0.3 million and $0.4 million, respectively, which were eliminated for the preparation of the consolidated financial statements before the disposition of Zhejiang. There was no purchase from Zhejiang for the three months and six months ended June 30, 2013.

The following table summarizes the results of the Zhejiang business included in the condensed unaudited consolidated statements of operations and comprehensive income (loss) as discontinued operations (figures are in thousands of USD).

Three Months Ended June 30, 2012
Operational profit from component of discontinued operations, net of tax	$126
Income from disposing component of discontinued operations, net of tax	2,494
Income from discontinued operations, net of tax	$2,620

Six Months Ended June 30, 2012
Operational profit from component of discontinued operations, net of tax	$157
Income from disposing component of discontinued operations, net of tax	2,494
Income from discontinued operations, net of tax	$2,651

The following table summarizes the revenue and pretax profit of the Zhejiang business reported as discontinued operations (figures are in thousands of USD).

Three Months Ended June 30, 2012
Revenue from component of discontinued operations	$3,710
Pretax profit from component of discontinued operations	$73

Six Months Ended June 30, 2012

Revenue from component of discontinued operations	$7,423
Pretax profit from component of discontinued operations	$165

Summarized assets and liabilities from the discontinued operations as of the disposal date were as follows (figures are in thousands of USD):

May 21, 2012
Assets of discontinued operations
Current assets	$20,735
Non-current assets	6,623
Total assets of discontinued operations	$27,358
Liabilities of discontinued operations
Current liabilities	16,823
Non-current liabilities	-
Total liabilities of discontinued operations	$16,823

The Company did not make separate disclosure of the cash flows of Zhejiang in its condensed consolidated statements of cash flows in this Report, as they are considered to be immaterial in the periods presented.

24.	Income per share

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

The calculation of diluted income per share attributable to the parent company for the three months ended June 30, 2013 were (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended June 30,
	2013	2012
Numerator:
Net income attributable to the parent company	4,981	13,022
Allocation to convertible notes holders	-	(859)
Net income attributable to the parent company’s common shareholders – Basic	$4,981	$12,163
Add: Allocation to convertible notes holders	-	859
Add: Interest expenses of convertible notes payable	-	591
Less: Gain on change in fair value of derivative	-	(3,411)
Less: Gain on convertible notes redemption	-	(1,421)
Net income attributable to the parent company’s common shareholders – Diluted	$4,981	$8,781
Denominator:
Weighted average shares outstanding	28,043,019	28,260,302
Dilutive effects of stock options	5,770	87
Dilutive effect of convertible notes	-	1,996,958
Denominator for dilutive income per share – Diluted	28,048,789	30,257,347

Net income per share attributable to parent company – Basic	$0.18	$0.43
Net income per share attributable to parent company – Diluted	$0.18	$0.29

The calculations of diluted income from continuing operations per share attributable to the parent company for the three months ended June 30, 2013 were (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended June 30,
	2013	2012
Numerator:
Net income from continuing operations	6,206	11,631
Net income from continuing operations attributable to non-controlling interest	1,225	1,168
Net income from continuing operations attributable to shareholders	4,981	10,463
Allocation to convertible notes holders	-	(691)
Net income from continuing operations attributable to the parent company’s common shareholders – Basic	$4,981	$9,772
Add: Allocation to convertible notes holders	-	691
Add: Interest expenses of convertible notes payable	-	591
Less: Gain on change in fair value of derivative	-	(3,411)
Less: Gain on convertible notes redemption	-	(1,421)
Net income attributable to the parent company’s common shareholders – Diluted	$4,981	$6,222
Denominator:
Weighted average shares outstanding	28,043,019	28,260,302
Dilutive effects of stock options	5,770	87
Dilutive effect of convertible notes	-	1,996,958
Denominator for dilutive income per share – Diluted	28,048,789	30,257,347

Net income per share attributable to parent company – Basic	$0.18	$0.35
Net income per share attributable to parent company – Diluted	$0.18	$0.21

As of June 30, 2013 and 2012, the exercise prices for 45,000 shares and 45,000 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the three months ended June 30, 2013 and 2012, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

The calculations of diluted income per share attributable to the parent company for the six months ended June 30, 2013 were (figures are in thousands of USD, except share and per share amounts):

	Six Months Ended June 30,
	2013	2012
Numerator:
Net income attributable to the parent company	$10,921	$12,253
Allocation to convertible notes holders	-	(1,055)
Net income attributable to the parent company’s common shareholders – Basic and diluted	10,921	11,198

Denominator:
Weighted average shares outstanding	28,043,019	28,260,302
Dilutive effects of stock options	6,844	1,552
Denominator for dilutive income per share – Diluted	28,049,863	28,261,854

Net income per common share attributable to parent company – Basic and diluted	$0.39	$0.40

The calculations of diluted income from continuing operations per share attributable to the parent company for the six months ended June 30, 2013 were (figures are in thousands of USD, except share and per share amounts):

	Six Months Ended June 30,
	2013	2012
Numerator:
Net income from continuing operations	$13,731	$11,885
Net income from continuing operations attributable to non-controlling interest	2,811	2,207
Net income from continuing operations attributable to shareholders	10,921	9678
Allocation to convertible notes holders	-	(833)
Net income from continuing operations attributable to the parent company’s common shareholders – Basic and diluted	10,921	8,845

Denominator:
Weighted average shares outstanding	28,043,019	28,260,302
Dilutive effects of stock options	6,844	1,552
Denominator for dilutive income per share – Diluted	28,049,863	28,261,854

Net income from continuing operations per common share attributable to parent company – Basic and diluted	$0.39	$0.31

As of June 30, 2013 and 2012, the exercise prices for 45,000 shares and 45,000 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the six months ended June 30, 2013 and 2012, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

For the six months ended June 30, 2012, 2,662,611 shares issuable upon conversion of convertible notes that were then outstanding have not been included in the computation, because such inclusion would have had an anti-dilutive effect.

25.	Significant concentrations

A significant portion of the Company’s business is conducted in China where the currency is the RMB. Regulations in China permit foreign owned entities to freely convert the RMB into foreign currency for transactions that fall under the "current account," which includes trade related receipts and payments, interest and dividends. Accordingly, the Company’s Chinese subsidiaries may use RMB to purchase foreign exchange for settlement of such "current account" transactions without pre-approval. However, in certain cases, the remittance of currencies out of China, and the PRC subsidiaries may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currencies. If China Automotive is unable to receive dividend payments from its subsidiaries, China Automotive may be unable to effectively finance its operations or pay dividends on its shares.

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

The Company grants credit to its customers including to Xiamen Joylon, Shanghai Fenglong and Jiangling Yude, which are related parties of the Company. The Company’s customers are mostly located in the PRC.

During the six months ended June 30, 2013, the Company’s ten largest customers accounted for 74.0% of its consolidated net sales, with the largest customer individually accounting for more than 10% of consolidated net sales, i.e., 11.5%. As of June 30, 2013, approximately 6.4% of accounts receivable were from trade transactions with the aforementioned one customer, and there were two other individual customers with a receivables balance of more than 10% of total accounts receivable, i.e. 11.9% and 12.4%, respectively.

During the six months ended June 30, 2012, the Company’s ten largest customers accounted for 73.6% of its consolidated net sales, with each of two customers individually accounting for more than 10% of consolidated net sales, i.e., 11.7% and 10.9% individually, or an aggregate of 22.6%. As of June 30, 2012, approximately 14.6% of accounts receivable were from trade transactions with the aforementioned two customers, one of them with a receivables balance of more than 10% of total accounts receivable, i.e., 10.5%.

China Automotive, the parent company, may depend on dividend payments by Genesis and HLUSA, which are mainly generated from their subsidiaries in the PRC after they receive payments from the PRC subsidiaries. Under PRC, law the PRC subsidiaries are required to set aside at least 10% of their respective accumulated profits, up to 50% of their paid-in capital, to fund certain mandated reserve funds that are not payable or distributable as cash dividends. Pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with the PRC law. In calculating accumulated profits, foreign investment enterprises in China are required to allocate at least 10% of their annual net income each year, if any, to fund certain reserve funds, including mandated employee benefits funds, unless these reserves have reached 50% of the registered capital of the enterprises (see Note 16) .

26.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended June 30,
	2013	2012
Merchandise sold to related parties	$9,035	$8,493

	Six Months Ended June 30,
	2013	2012
Merchandise sold to related parties	$17,178	$16,386

Related purchases

	Three Months Ended June 30,
	2013	2012
Materials purchased from related parties	$6,006	$3,506
Technology purchased from related parties	421	-
Equipment purchased from related parties	1051	1,019
Total	$7,478	$4,525

	Six Months Ended June 30,
	2013	2012
Materials purchased from related parties	$12,671	$9,685
Technology purchased from related parties	517	-
Equipment purchased from related parties	1,383	1,767
Total	$14,571	$11,452

Related receivables

	June 30, 2013	December 31, 2012
Accounts receivable	$15,197	$12,286
Other receivables	64	107
Total	$15,261	$12,393

Related advances

	June 30, 2013	December 31, 2012
Advanced equipment payment to related parties	$1,209	$4,162
Advanced payments and others to related parties	1402	779
Total	$2,611	$4,941

Related payables

	June 30, 2013	December 31, 2012
Accounts payable	$4,522	$4,521

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

Related parties pledged certain land use rights and buildings as security for the Company’s credit facilities provided by banks.

As of August 14, 2013, Hanlin Chen, Chairman, owns 63.65% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

27.	Commitments and contingencies

Legal proceedings

Securities Action - Southern District of New York.  On October 25, 2011, a purported securities class action (the “Securities Action”) was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period to between May 12, 2009 and March 17, 2011. The amended complaint alleges that the Company, certain of its present officers and directors and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and seeks unspecified damages. The Company filed a motion to dismiss the amended complaint, which was fully briefed on April 18, 2012. On August 8, 2012, the court denied the Company’s motion to dismiss the amended complaint.  On September 4, 2012, the Company filed an answer to the amended complaint.  On January 15, 2013, plaintiffs filed a motion to certify the purported class, which was fully briefed on April 8, 2013. On May 31, 2013, the court denied plaintiffs’ motion to certify the purported class, and, on July 3, 2013, the court issued its order and opinion. On July 17, 2013, plaintiffs filed a petition for permission to appeal the order denying class certification, and, on August 1, 2013, the Company filed an answer in opposition to the petition. The petition is currently pending before the United States Court of Appeals for the Second Circuit. The Company believes that the allegations in the complaint and the petition are without merit and intends to defend itself vigorously against the claims.

Derivative Action - Delaware Chancery Court.  On December 23, 2011, a purported shareholder derivative action was filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”) on behalf of the Company. The complaint alleges that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of convertible notes issued in February 2008. On January 25, 2012, a second purported shareholder derivative action was filed in the Court of Chancery on behalf of the Company. On February 3, 2012, the Court of Chancery consolidated the two cases, which were stayed pending the outcome of the motion to dismiss in the Securities Action.  On October 23, 2012, the derivative plaintiffs filed a consolidated amended complaint on behalf of the Company (the “Derivative Action”).  The consolidated complaint alleges that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of the convertible notes issued in February 2008. The consolidated complaint sets forth three causes of action for breach of fiduciary duties, unjust enrichment and insider trading.  On January 7, 2013, the Company filed a motion to dismiss the Derivative Action. That motion was fully briefed on February 28, 2013, and, following oral argument on May 6, 2013, the Court of Chancery took the motion under submission. The Company believes the allegations in the shareholder suit are without merit, and intends to defend itself vigorously against the claims.

The above-referenced actions do not specify an amount of damages that the plaintiffs seek. Moreover, these matters have not reached the merits of the respective claims. With no merits discovery having been commenced , the Company cannot determine whether an adverse outcome is probable, nor can it provide a reasonable estimate of potential losses related to these matters. Although the Company believes that it has meritorious defenses to each of these actions and intends to defend them vigorously, an adverse outcome in one or more of these matters could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of June 30, 2013 (figures are in thousands of USD):

	Payment obligations by period
	2013(1)	2014	2015	2016	Thereafter	Total
Interest on short-term bank loan	$484	$333	$-	$-	$-	$817
Obligations for purchasing agreements	9,975	694	156	-	-	10,825
Total	$10,459	$1,027	$156	$-	$-	$11,642

(1) Remaining 6 months in 2013.

28.	Off-balance sheet arrangements

As of June 30, 2013 and 2012, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

29.	Segment reporting

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

As of June 30, 2013 and 2012, the Company had eleven product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong). The other six sectors were engaged in the production and sale of sensor modular (USAI), EPS (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), and the holding company (Genesis). Since the revenues, net income and net assets of these six sectors are less than 10% of its segment in the condensed unaudited consolidated financial statements, the Company incorporated these six sectors into “Other Sectors.”

As discussed in Discontinued Operations - Zhejiang (see Note 23) above, Zhejiang was identified as a product sector for the sales of power steering pumps of the Group prior to disposal on May 21, 2012. After the Company sold its 51% equity interest in Zhejiang on May 21, 2012 and presented it as a discontinued operation, the Company has adjusted the information for Zhejiang’s business in segment reporting for the same period in 2012.

The Company’s product sector information from continuing operations for the three months ended June 30, 2013 and 2012, is as follows (figures are in thousands of USD):

	Net Sales		Income from Continuing Operations
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012

Henglong	$57,829	$43,233	$5,071	$5,678
Jiulong	21,019	17,429	615	(147)
Shenyang	10,202	6,993	227	(29)
Wuhu	5,689	9,109	(10)	288
Hubei Henglong	12,422	9,928	719	4,526 (1)
Other Sectors	7,723	11,827	828	1,756
Total Segments	114,884	98,519	7,450	12,072
Corporate	-	-	(1,069)	9,501
Eliminations	(16,995)	(18,140)	(175)	(9,942)
Total consolidated from continuing operations	$97,889	$80,379	$6,206	$11,631

(1)	$3.8 million included in the balance was income from investment of Henglong, which has been eliminated at the consolidation level.

The Company’s product sector information from continuing operations for the six months ended June 30, 2013 and 2012, is as follows (figures are in thousands of USD):

	Net Sales		Income from Continuing Operations
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Henglong	$121,990	$84,650	$11,384	$10,131
Jiulong	40,043	39,195	1,237	992
Shenyang	19,069	13,776	516	226
Wuhu	12,165	16,794	(167)	(149)
Hubei Henglong	22,827	19,671	1,458	8,334 (1)
Other Sectors	17,308	21,526	894	1,495
Total Segments	233,402	195,612	15,322	21,029
Corporate	-	-	(2,511)	4,112
Eliminations	(38,350)	(34,314)	921	(13,256)
Total consolidated from continuing operations	$195,052	$161,298	$13,732	$11,885

(1)	$7.0 million included in the balance was income from investment of Henglong, which has been eliminated at the consolidation level.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company’s condensed unaudited consolidated financial statements and the related notes thereto and the other financial information contained elsewhere in this Report. This information excludes Zhejiang as discontinued operations (see Note 23 to the consolidated financial statements in this Report) unless otherwise noted.

General Overview

China Automotive Systems, Inc. is a leading power steering systems supplier for the China automobile industry. The Company has business relations with more than sixty vehicle manufacturers, including FAW Group, Dongfeng Auto Group and Changan Automobile Group, three of the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd., the largest light vehicle manufacturer in China; Chery Automobile Co., Ltd, the largest state owned car manufacturer in China; BYD Auto Co., Ltd and Zhejiang Geely Automobile Co., Ltd., the largest privately owned car manufacturers in China. The PRC-based joint ventures of General Motors (GM), Volkswagen, Citroen and Chrysler North America are all key customers. Starting in 2008, the Company has supplied power steering pumps and power steering gear to the Sino-foreign joint ventures established by GM, Citroen and Volkswagen in China. The Company has supplied power steering gears to Chrysler North America since 2009.

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

For more information on the Company’s corporate structure, including the recently completed reorganization of certain PRC-based subsidiaries and the Zhejiang Sale, please see Note 1, “Organization and Business” and Note 23, “Discontinued operations – Zhejiang” to the consolidated financial statements in this Report.

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

Results of Operations

Results of Operations—Three Months Ended June 30, 2013 and 2012

The Company disposed of its 51% equity interest in Zhejiang in May 2012. Pursuant to ASC Topic 205-20, the business of Zhejiang is considered as discontinued operations. Previously reported condensed unaudited consolidated statements of operations and comprehensive income for the three months ended June 30, 2012 presented have been adjusted to reflect the discontinued operations. Please refer to Note 23 to the condensed unaudited consolidated financial statements in this Report.

	Net Sales				Cost of Product Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2013	2012	Change		2013	2012	Change
Henglong	$57,829	$43,233	14,596	33.8%	$47,389	$34,066	$13,323	39.1%
Jiulong	21,019	17,429	3,590	20.6	18,378	15,056	3,322	22.1
Shenyang	10,202	6,993	3,209	45.9	9,332	6,298	3,034	48.2
Wuhu	5,689	9,109	(3,420)	-37.5	5,109	8,517	(3,408)	-40.0
Hubei Henglong	12,422	9,928	2,494	25.1	10,142	8,527	1,615	19.0
Other Sectors	7,723	11,827	(4,104)	-34.7	5,969	10,414	(4,445)	-42.7
Total Segments	114,884	98,519	16,365	16.6	96,319	82878	13,441	16.2
Elimination	(16,995)	(18,140)	1,145	-6.3	(16,819)	(18,131)	1,312	-7.2
Total	$97,889	$80,379	17,510	21.8%	$79,500	$64,747	$14,753	22.8%

Net Sales

Net sales were $97.9 million for the three months ended June 30, 2013, compared to $80.4 million for the same period in 2012, representing an increase of $17.5 million, or 21.8%. The increase was mainly due to the continuing growth of automotive market demand in China and the increased sales of newly developed products to North America.

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

In the second quarter of 2013, the Chinese government increased investment in infrastructure industries, such as railways and highways, which led to an increase in the sales of commercial vehicles in the China market. The Company’s sales of steering gears for commercial vehicles, one of the main products of the Company, also increased.

Under the pressure of over-production, the competition among various auto sellers and manufacturers in China has intensified, which resulted in a continued decrease in the sale price of cars in China in 2013. The decrease of sale price for single-brands’ cars was more significant than joint-brands’ cars. In order to preserve the market share of the Company among its single-brands’ cars customers, the Company correspondingly lowered the sale price of one of its main products, the steering gears.

In summary, the Company had an increase in sales volume leading to a sales increase of $19.3 million, a decrease in selling price leading to a sales decrease of $4.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $2.3 million.

Further analysis is as follows:

●	Net sales for Henglong were $57.8 million for the three months ended June 30, 2013, compared to $43.2 million for the same period in 2012, representing an increase of $14.6 million, or 33.8%, which was mainly due to an increase in sales volume for passenger vehicles in the China market. An increase in sales volume led to a sales increase of $17.0 million, a decrease in selling price led to a sales decrease of $3.4 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $1.0 million.

●	Net sales for Jiulong were $21.0 million for the three months ended June 30, 2013, compared to $17.4 million for the same period in 2012, representing an increase of $3.6 million, or 20.7%, which was mainly due to an increase in sales volume for commercial vehicles in the China market. An increase in sales volume led to a sales increase of $4.0 million, a decrease in selling price led to a sales decrease of $0.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.4 million.

●	Net sales for Shenyang were $10.2 million for the three months ended June 30, 2013, compared to $7.0 million for the same period in 2012, representing an increase of $3.2 million, or 45.7%, which was mainly due to an increase in sales volume for passenger vehicles in the China market. An increase in sales volumes led to a sales increase of $4.0 million, a decrease in selling price led to a sales decrease of $0.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.2 million.

●	Net sales for Wuhu were $5.7 million for the three months ended June 30, 2013, compared to $9.1 million for the same period in 2012, representing a decrease of $3.4 million, or 37.4%. Since the majority of the products of Wuhu were sold to local Chinese brand auto manufacturers , the decreased demand for local Chinese brand autos from end-customers due to the aggressive pricing strategies adopted by Sino-foreign joint brand auto manufacturers led to the decrease in sales volumes and prices for Wuhu's products.

●	Net sales for Hubei Henglong were $12.4 million for the three months ended June 30, 2013, compared to $9.9 million for the same period in 2012, representing an increase of $2.5 million, or 25.3%. Hubei Henglong’s products were all sold to the United States. The net sales increase was mainly due to sales of the newly developed products to a United States customer. An increase in sales volumes led to a sales increase of $1.9 million, an increase in selling price led to a sales increase of $0.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.2 million.

●	Net sales for Other Sectors were $7.7 million for the three months ended June 30, 2013, compared to $11.8 million for the same period in 2012, representing a decrease of $4.1 million, or 34.7%, mainly due to lower sales volume of the new products launched in 2013 as compared to that of the old products sold in 2012.

Cost of Sales

For the three months ended June 30, 2013, the cost of sales was $79.5 million, compared to $64.7 million for the same period of 2012, representing an increase of $14.8 million, or 22.9%. The increase in the cost of sales was mainly due to the net effect of a net increase in sales volumes which lead to a cost of sales increase of $17.5 million, a decrease in unit cost which lead to a cost of sales decrease of $4.7 million, and the appreciation of the RMB against the U.S. dollar which lead to a cost of sales increase of $1.9 million. The decrease in the unit cost of sales was primarily due to a decrease in the cost of raw materials, including steel, and enhanced production efficiency. Further analysis is as follows:

●	Cost of sales for Henglong was $47.4 million for the three months ended June 30, 2013, compared to $34.1 million for the same period of 2012, representing an increase of $13.3 million, or 39.0%. This was mainly due to an increase in sales volumes which led to a cost of sales increase of $15.2 million, which was offset by a decrease in cost of sales of $2.7 million due to the decrease in unit material costs resulting from the adoption of technical innovations in the production processes in 2013, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of sales increase of $0.8 million.

●	Cost of sales for Jiulong was $18.4 million for the three months ended June 30, 2013, compared to $15.1 million for the same period of 2012, representing an increase of $3.3 million, or 21.9%. The increase in cost of sales was mainly due to an increase in sales volumes which led to a cost of sales increase of $3.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of sales increase of $0.4 million, which was offset by a decrease in unit cost which led to a cost of sales decrease of $0.7 million.

●	Cost of sales for Shenyang was $9.3 million for the three months ended June 30, 2013, compared to $6.3 million for the same period of 2012, representing an increase of $3.0 million, or 47.6%. The increase in cost of sales was mainly due to an increase in sales volumes which led to a cost of sales increase of $3.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of sales increase of $0.1 million, offset by a decrease in unit cost which led to a cost of sales decrease of $0.7 million.

●	Cost of sales for Wuhu was $5.1 million for the three months ended June 30, 2013, compared to $8.5 million for the same period of 2012, representing a decrease of $3.4 million, or 40.0%. The decrease in cost of sales was mainly due to a decrease in sales volumes.

●	Cost of sales for Hubei Henglong was $10.1 million for the three months ended June 30, 2013, compared to $8.5 million for the same period of 2012, representing an increase of $1.6 million, or 19.0%. The increase in cost of sales was mainly due to the increase in sales volumes.

●	Cost of sales for Other Sectors was $6.0 million for the three months ended June 30, 2013, compared to $10.4 million for the same period of 2012, representing a decrease of $4.4 million, or 42.7%. The decrease in cost of sales was mainly due to a decrease in sales volumes.

Gross margin was 18.8% for the three months ended June 30, 2013, representing a 0.6% decrease from 19.4% for the same period of 2012, which was primarily due to the sale of more products of lower gross margin in the second quarter of 2013.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, scraps and equipment. For the three months ended June 30, 2013, gain on other sales amounted to $1.1 million, while it amounted to $1.8 million for the same period of 2012, representing a decrease of $0.7 million, which was mainly due to a decrease in materials and scraps sales.

Selling Expenses

Selling expenses were $3.8 million for the three months ended June 30, 2013, compared to $2.1 million for the same period of 2012, representing an increase of $1.7 million, or 82.0%, mainly due to an increase in salaries and wages expenses of salesmen, warehouse rental fee and transportation expenses, as a result of an increase in sales volume.

General and Administrative Expenses

General and administrative expenses were $3.2 million for the three months ended June 30, 2013, compared to $3.1 million for the same period of 2012, representing an increase of $0.1 million, or 2.8%, which was mainly due to increase in legal fees.

Research and Development Expenses

Research and development expenses were $4.6 million for the three months ended June 30, 2013, compared to $3.6 million for the three months ended June 30, 2012, representing an increase of $1.0 million, or 26.5%. The Company’s research and development expenses were mainly used for the development and trial production of EPS and other new products. Research and development expenditures have continued to be significant in the past three years. In summary, expenses for mold improvement decreased by $0.4 million, external technical support fees increased by $0.4 million and the salaries and wages expenses of research and development related staff increased by $0.1 million.

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

Income from Operations

Income from operations was $7.8 million for the three months ended June 30, 2013, compared to $8.6 million for the three months ended June 30, 2012, representing a decrease of $0.8 million, or 9.3%, including an increase of $2.8 million, or 17.6%, in gross profit, a decrease of $0.8 million, in gain on other sales, and an increase of $2.8 million, or 31.2%, in operating expenses.

Other Income, Net

Other income remains insignificant for the three months ended June 30, 2013, which was consistent with the amount for the three months ended June 30, 2012.

Financial Expenses, Net

Financial expenses, net were $0.1 million for the three months ended June 30, 2013, compared to $0.5 million for the three months ended June 30, 2012, representing a decrease of $0.4 million, or 80.0%, which was mainly due to the fact that the Company had redeemed all convertible notes by May 2012. Therefore, there were no financial expenses associated with convertible notes for the three months ended June 30, 2013.

Gain on Change in Fair Value of Derivative

Gain on change in fair value of derivative was $3.4 million for the three months ended June 30, 2012. The Company had redeemed all convertible notes by May 2012. Therefore, there was no gain on change of fair value of derivative associated with convertible notes for the three months ended June 30, 2013.

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company's common stock, which has a high estimated volatility. As of April 1, 2012 and June 30, 2012, the Company calculated the fair value of derivative liabilities to be $4.4 million and $nil, respectively. Gain or loss on change in fair value of derivative liabilities is equal to the difference between the beginning and ending balances of the Company's derivative liabilities (see Note 21). During the three months ended June 30, 2012, there was a significant change in the balance of the Company's derivative liabilities at the beginning and the end of the period, mainly due to changes in the market price of the Company's common stock. During such three-month period, the market price of the Company's common stock significantly dropped to $3.82, comparing to $6.84 on April 1, 2012. Since the Company's derivative liabilities consisted of a conversion option that was embedded in the convertible notes payable, the intrinsic value of the conversion option was sensitive to changes in the trading market price of the Company's common stock. Since derivative financial instruments are initially and subsequently carried at fair values, the Company's income reflects the volatility in these estimate and assumption changes.

Gain on Redemption of Convertible Notes

For the three months ended June 30, 2012, the Company recorded a gain of $1.4 million for the redemption of all the outstanding convertible notes on May 25, 2012. As all convertible notes were redeemed in 2012, there was no gain on redemption of convertible notes for the three months ended June 30, 2013.

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $7.7 million for the three months ended June 30, 2013, compared to $12.9 million for the three months ended June 30, 2012, representing a decrease of $5.2 million, which was mainly due to a decrease in operating income of $0.8 million, a decrease in financial expenses of $0.4 million, a decrease in gain on change in fair value of derivative of $3.4 million, and a decrease in gain on redemption of convertible notes of $1.4 million.

Income Taxes

Income tax expense was $1.6 million for the three months ended June 30, 2013, compared to $1.3 million of income tax expense for the three months ended June 30, 2012, representing an increase of $0.3 million, or 23.1%, which was mainly due to a decrease in income before income tax and an increase in the effective tax rate. The effective tax rate increased to 20.4% for the three months ended June 30, 2013 from 10.2% for the same period in 2012, which was primarily due to the permanent difference in gain on change in the fair value of derivative and gain on redemption of convertible notes recorded in the second quarter of 2012. Since the derivative has been settled in the second quarter of 2012 pursuant to the redemption of convertible notes, there is no similar permanent difference in the second quarter of 2013.

Income From Continuing Operations

Net income from continuing operations was $6.2 million for the three months ended June 30, 2013, compared to $11.6 million for the three months ended June 30, 2012, representing a decrease of $5.4 million, which was mainly due to a decrease in income before income tax expenses and equity in earnings of affiliated companies of $5.2 million and an increase in income tax expenses of $0.3 million.

Income From Discontinued Operations

The Company sold its 51% equity interest in Zhejiang in May 2012 (see Note 23). The net income from the discontinued operations was $2.6 million for the three months ended June 30, 2012, which included a gain on such sale of $2.5 million (after tax) and net operating income of $0.1 million. There was no such gain in the second quarter of 2013.

Net Income

Net income was $6.2 million for the three months ended June 30, 2013, compared to net income of $14.2 million for the three months ended June 30, 2012, representing a decrease of $8.0 million, which was mainly due to a decrease in income from continuing operations of $5.4 million and a decrease in income from discontinued operations of $2.6 million.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $1.2 million and $1.2 million for the three months ended June 30, 2013 and 2012, respectively.

Taking into account the Zhejiang Sale, the Company owns equity interests in ten non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted for under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of June 30, 2013 and 2012. For the three months ended June 30, 2013 and 2012, the Company recorded $1.2 million and $1.2 million , respectively, for the non-controlling interests’ share in the earnings of the consolidated non-wholly owned subsidiaries.

Net Income Attributable to Parent Company

Net income attributable to parent company was $5.0 million for the three months ended June 30, 2013, compared to net income attributable to parent company of $13.0 million for the three months ended June 30, 2012, representing a decrease of $8.0 million, reflecting a decrease in net income.

Results of Operations—Six Months Ended June 30, 2013 and 2012

The Company disposed of its 51% equity interest in Zhejiang in May 2012. Pursuant to ASC Topic 205-20, the business of Zhejiang is considered as discontinued operations. Previously reported condensed unaudited consolidated statements of operations and comprehensive income for the six months ended June 30, 2012 presented have been adjusted to reflect the discontinued operations. Please refer to Note 23 to the condensed unaudited consolidated financial statements in this Report.

	Net Sales				Cost of Product Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2013	2012	Change		2013	2012	Change
Henglong	$121,990	$84,650	37,340	44.1%	$100,037	$66,207	$33,830	51.1%
Jiulong	40,043	39,195	848	2.2	34,759	33,681	1,078	3.2
Shenyang	19,069	13,776	5,293	38.4	17,099	12,202	4,897	40.1
Wuhu	12,165	16,794	(4,629)	-27.6	11,282	15,824	(4,542)	-28.7
Hubei Henglong	22,827	19,671	3,156	16.0	18,747	17,329	1,418	8.2
Other Sectors	17,308	21,526	(4,218)	-19.6	14,649	19,214	(4,565)	-23.8
Total Segments	233,402	195,612	37,790	19.3	196,573	164,457	32,116	19.5
Elimination	(38,350)	(34,314)	(4,036)	11.8	(39,271)	(34,169)	(5,102)	14.9
Total	$195,052	$161,298	33,754	20.9%	$157,302	$130,288	$27,104	20.7%

Net Sales

Net sales were $195.1 million for the six months ended June 30, 2013, compared to $161.3 million for the same period in 2012, representing an increase of $33.8 million, or 21.0%. The increase was mainly due to the continuing growth of automotive market demand in China and the increased sales of newly developed products to North America.

Under the pressure of over-production, the competition among various auto sellers and manufacturers in China has intensified, which resulted in a continued decrease in the sale price of cars in China in 2013. The decrease in sale price for single-brands’ cars was more significant than joint-brands’ cars. In order to preserve the market share of the Company among its single-brands’ cars customers, the Company correspondingly lowered the sale price of one of its main products, the steering gears.

In summary, the Company had an increase in sales volume leading to a sales increase of $39.4 million, a decrease in selling price leading to a sales decrease of $8.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a sales increase of $2.8 million.

Further analysis is as follows:

•	Net sales for Henglong were $122.0 million for the six months ended June 30, 2013, compared to $84.7 million for the same period in 2012, representing an increase of $37.3 million, or 44.0%, which was mainly due to an increase in sales volume for passenger vehicles in the China market. An increase in sales volume led to a sales increase of $42.2 million, a decrease in selling price led to a sales decrease of $6.0 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $1.2 million.

•	Net sales for Jiulong were $40.0 million for the six months ended June 30, 2013, compared to $39.2 million for the same period in 2012, representing an increase of $0.8 million, or 2.0%, which was mainly due to an increase in sales volume for commercial vehicles in the China market. An increase in sales volume led to a sales increase of $1.5 million, a decrease in selling price led to a sales decrease of $1.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.5 million.

•	Net sales for Shenyang were $19.1 million for the six months ended June 30, 2013, compared to $13.8 million for the same period in 2012, representing an increase of $5.3 million, or 38.4%, which was mainly due to an increase in sales volume for passenger vehicles in the China market. An increase in sales volumes led to a sales increase of $6.5 million, a decrease in selling price led to a sales decrease of $1.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.2 million.

•	Net sales for Wuhu were $12.2 million for the six months ended June 30, 2013, compared to $16.8 million for the same period in 2012, representing a decrease of $4.6 million, or 27.4%. Since the majority of the products of Wuhu were sold to local Chinese brand auto manufacturers, the decreased demand for local Chinese brand autos from end-customers due to the aggressive pricing strategies adopted by Sino-foreign joint brand auto manufacturers led to the decrease in sales volumes and prices for Wuhu's products.

•	Net sales for Hubei Henglong were $22.8 million for the six months ended June 30, 2013, compared to $19.7 million for the same period in 2012, representing an increase of $3.1 million, or 15.7%. Hubei Henglong’s products were all sold to the United States. The net sales increase was mainly due to sales of the newly developed products to a United States customer. An increase in sales volumes led to a sales increase of $2.0 million, an increase in selling price led to a sales increase of $0.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.2 million.

•	Net sales for Other Sectors were $17.3 million for the six months ended June 30, 2013, compared to $21.5 million for the same period in 2012, representing a decrease of $4.2 million, or 19.5%, mainly due to lower sales volume of the new products launched in 2013 as compared to that of the old products sold in 2012.

Cost of Sales

For the six months ended June 30, 2013, the cost of sales was $157.3 million, compared to $130.3 million for the same period of 2012, representing an increase of $27.0 million, or 20.7%. The increase in the cost of sales was mainly due to the net effect of a net increase in sales volumes which led to a cost of sales increase of $33.5 million, and the appreciation of the RMB against the U.S. dollar which led to a cost of sales increase of $2.3 million, offset by a decrease in unit cost which led to a cost of sales decrease of $8.8 million. The decrease in the unit cost of sales was primarily due to a decrease in the cost of raw materials, including steel, and enhanced production efficiency. Further analysis is as follows:

●	Cost of sales for Henglong was $100.0 million for the six months ended June 30, 2013, compared to $66.2 million for the same period of 2012, representing an increase of $33.8 million, or 51.1%. This was mainly due to an increase in sales volumes which led to a cost of sales increase of $37.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of sales increase of $0.9 million, which were offset by the adoption of technical innovations in the production processes in 2013, and a decrease in unit material costs which led to a cost of sales decrease of $4.7 million.

●	Cost of sales for Jiulong was $34.8 million for the six months ended June 30, 2013, compared to $33.7 million for the same period of 2012, representing an increase of $1.1 million, or 3.3%. The increase in cost of sales was mainly due to an increase in sales volumes which led to a cost of sales increase of $1.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of sales increase of $0.4 million, offset by a decrease in unit cost which led to a cost of sales decrease of $0.9 million .

●	Cost of sales for Shenyang was $17.1 million for the six months ended June 30, 2013, compared to $12.2 million for the same period of 2012, representing an increase of $4.9 million, or 40.2%. The increase in cost of sales was mainly due to an increase in sales volumes which led to a cost of sales increase of $5.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of sales increase of $0.2 million, offset by a decrease in unit cost which led to a cost of sales decrease of $1.0 million.

●	Cost of sales for Wuhu was $11.3 million for the six months ended June 30, 2013, compared to $15.8 million for the same period of 2012, representing a decrease of $4.5 million, or 28.5%. The decrease in cost of sales was mainly due to a decrease in sales volumes.

●	Cost of sales for Hubei Henglong was $18.7 million for the six months ended June 30, 2013, compared to $17.3 million for the same period of 2012, representing an increase of $1.4 million, or 8.1%. The increase in cost of sales was mainly due to an increase in sales volumes which led to a cost of sales increase of $1.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of sales increase of $0.2 million, offset by a decrease in unit cost which led to a cost of sales decrease of $0.6 million.

●	Cost of sales for Other Sectors was $14.6 million for the six months ended June 30, 2013, compared to $19.2 million for the same period of 2012, representing a decrease of $4.6 million, or 24.0%. The decrease in cost of sales was mainly due to a decrease in sales volume which led to a cost of sales decrease of $3.3 million, and a decrease in unit cost which led to a cost of sales decrease of $1.5 million, offset by the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of sales increase of $0.2 million.

Gross margin was 19.4% for the six months ended June 30, 2013, representing a 0.5% increase from 19.1% for the same period of 2012, which was primarily due to a magnitude of decrease in unit cost that was greater than the magnitude of decrease in sales price.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, scraps and equipment. For the six months ended June 30, 2013, gain on other sales amounted to $1.7 million, while it amounted to $1.9 million for the same period of 2012, representing a decrease of $0.2 million, which was mainly due to a decrease in materials and scraps sales.

Selling Expenses

Selling expenses were $7.0 million for the six months ended June 30, 2013, compared to $4.3 million for the same period of 2012, representing an increase of $2.7 million, or 63.8%, mainly due to an increase in salaries and wages expenses of salesmen, warehouse rental fees and transportation expenses, as a result of an increase in sales volume.

General and Administrative Expenses

General and administrative expenses were $7.3 million for the six months ended June 30, 2013, compared to $6.5 million for the same period of 2012, representing an increase of $0.8 million, or 12.8%, which was mainly due to increase in legal fees.

Research and Development Expenses

Research and development expenses were $8.0 million for the six months ended June 30, 2013, compared to $7.2 million for the six months ended June 30, 2012, representing an increase of $0.8 million, or 10.7%. The Company’s research and development expenses were mainly used for the development and trial production of EPS and other new products. Research and development expenditures have continued to be significant in the past three years. In summary, expenses for mold improvement decreased by $0.2 million, external technical support fees increased by $0.5 million and the salaries and wages expenses of research and development related staff increased by $0.5 million.

Income from Operations

Income from operations was $17.2 million for the six months ended June 30, 2013, compared to $14.9 million for the six months ended June 30, 2012, representing an increase of $2.3 million, or 15.1%, including an increase of $6.7 million, or 21.7%, in gross profit, a decrease of $0.2 million, in gain on other sales, and an increase of $4.3 million, or 23.9%, in operating expenses.

Other Income, Net

Other income, net, was $0.1 million for the six months ended June 30, 2013, which was consistent with $0.1 million for the six months ended June 30, 2012.

Financial Expenses, Net

Financial expenses, net were $0.3 million for the six months ended June 30, 2013, compared to $1.4 million for the six months ended June 30, 2012, representing a decrease of $1.1 million, or 78.1%, which was mainly due to the fact that the Company had redeemed all convertible notes by May 2012. Therefore, there were no financial expenses associated with convertible notes for the six months ended June 30, 2013.

Loss on Change in Fair Value of Derivative

Loss on change in fair value of derivative was $0.4 million for the six months ended June 30, 2012. The Company had redeemed all convertible notes by May 2012. Therefore, there was no gain or loss on change of fair value of derivative associated with convertible notes for the six months ended June 30, 2013.

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company's common stock, which has a high estimated volatility. As of January 1, 2012 and June 30, 2012, the Company calculated the fair value of derivative liabilities to be $0.6 million and $nil, respectively. Gain or loss on change in fair value of derivative liabilities is equal to the difference between the beginning and ending balances of the Company's derivative liabilities (see Note 21). During the six months ended June 30, 2012, there was a change in the balance of the Company's derivative liabilities at the beginning and the end of the period, mainly due to changes in the price of the Company's common stock. During such six-month period, the market price of the Company's common stock rose to $3.82, comparing to $3.30 on January 1, 2012. Since the Company's derivative liabilities consisted of a conversion option that was embedded in the convertible notes payable, the intrinsic value of the conversion option was sensitive to changes in the trading market price of the Company's common stock. Since derivative financial instruments are initially and subsequently carried at fair values, the Company's loss reflects the volatility in these estimate and assumption changes.

Gain on Redemption of Convertible Notes

For the six months ended June 30, 2012, the Company recorded a gain of $1.4 million for the redemption of all the outstanding convertible notes on May 25, 2012. As all convertible notes were redeemed in 2012, there was no gain on redemption of convertible notes for the six months ended June 30, 2013.

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $16.9 million for the six months ended June 30, 2013, compared to $14.5 million for the six months ended June 30, 2012, representing an increase of $2.4 million, which was mainly due to an increase in operating income of $2.2 million, a decrease in financial expenses of $1.1 million, and a decrease in loss on change in fair value of derivative of $0.4 million.

Income Taxes

Income tax expense was $3.3 million for the six months ended June 30, 2013, compared to $2.8 million of income tax expense for the six months ended June 30, 2012, representing an increase of $0.5 million, or 17.9%, which was mainly due to an increase in income before income tax. The effective tax rate increased to 19.6% for the six months ended June 30, 2013 from 19.1% for the same period in 2012, which was primarily due to the permanent difference of gain on redemption of convertible notes recorded in the second quarter of 2012. Since the convertible notes have been settled in the second quarter of 2012 pursuant to the redemption of convertible notes, there is no similar permanent difference in the second quarter of 2013.

Income From Continuing Operations

Net income from continuing operations was $13.7 million for the six months ended June 30, 2013, compared to $11.9 million for the six months ended June 30, 2012, representing an increase of $1.8 million, which was mainly due to an increase in income before income tax expenses and equity in earnings of affiliated companies of $2.4 million and an increase in income tax expenses of $0.5 million.

Income From Discontinued Operations

The Company sold its 51% equity interest in Zhejiang in May 2012 (see Note 23). The net income from the discontinued operations was $2.7 million for the six months ended June 30, 2012, which included a gain on such sale of $2.5 million (after tax) and net operating income of $0.2 million.

Net Income

Net income was $13.7 million for the six months ended June 30, 2013, compared to net income of $14.5 million for the six months ended June 30, 2012, representing a decrease of $0.8 million, which was mainly due to a decrease in income for discontinued operations of $2.7 million, offset by an increase in income from continuing operations of $1.8 million.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $2.8 million for the six months ended June 30, 2013, compared to $2.3 million for the six months ended June 30, 2012, representing an increase of $0.5 million, or 21.7%, primarily due to the increase in non-wholly owned subsidiaries’ net income.

Taking into account the Zhejiang Sale, the Company owns equity interests in ten non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted for under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of June 30, 2013 and 2012. For the six months ended June 30, 2013 and 2012, the Company recorded $2.8 million and $2.2 million , respectively, for the non-controlling interests’ share in the earnings of the consolidated non-wholly owned subsidiaries.

Net Income Attributable to Parent Company

Net income attributable to parent company was $10.9 million for the six months ended June 30, 2013, compared to net income attributable to parent company of $12.3 million for the six months ended June 30, 2012, representing a decrease of $1.4 million, reflecting a decrease in net income.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of June 30, 2013, the Company had cash and cash equivalents of $75.3 million, compared to $87.6 million as of December 31, 2012, representing a decrease of $12.3 million, or 14.0%.

The Company had working capital of $153.2 million as of June 30, 2013, compared to $138.7 million as of December 31, 2012, representing an increase of $14.5 million, or 10.5%.

The Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The Company believes that, in view of its current cash position as of June 30, 2013, the cash expected to be generated from the operations and funds available from bank borrowings as detailed in subsequent paragraphs will be sufficient to meet its working capital and capital expenditure requirements (including the repayment of bank loans) for at least twelve months commencing from June 30, 2013.

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

The Company had short-term bank and government loans of $47.2 million, including bank loans of $40.7 million and a government loan of $6.5 million (see Note 12); and bankers’ acceptances of $63.2 million (see Note 13) as of June 30, 2013.

The Company currently expects to be able to obtain similar bank loans (i.e., RMB loans) and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements (see the table under “Bank Arrangements” below for more information). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be devalued by approximately $14.8 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide $14.8 million additional mortgages as of the maturity date of such agreements (see the table under “Bank Arrangements” below for more information). The Company can still obtain a reduced line of credit with a reduction of $8.5 million, which is 57.5% (the mortgage rates) of $14.8 million, if it cannot provide additional mortgages. The Company expects that the reduction of bank loans will not have a material adverse effect on its liquidity.

On May 18, 2012, the Company entered into a Credit Agreement with ICBC Macau to obtain the Credit Facility. The Credit Facility would have expired on November 3, 2012, unless the Company drew down the line of credit in full prior to such expiration date and the maturity date for the loan drawdown was the earlier of (i) 18 months from the drawdown or (ii) 1 month before the expiry of the Henglong Standby Letter of Credit.

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

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB227.0 million (equivalent to approximately $36.8 million). The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013. On May 7, 2013, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2014. The interest rate of the Credit Facility under the extended term is calculated based on the three- month LIBOR plus 2.0% per annum, Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged. As of June 30, 2013, the interest rate of the Credit Facility was 2.27%.

Bank Arrangements

As of June 30, 2013, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available (4)	Amount Used		Assessed Mortgage Value (6)
1. Comprehensive credit facilities	Bank of China	Mar 2014	$22,820	$8,700		$15,584

2. Comprehensive credit facilities	Jingzhou Commercial Bank	Jun 2014	32,369	17,143		62,252

3. Comprehensive credit facilities	China Construction Bank	Sep 2013	11,329	2,617		32,767

4. Comprehensive credit facilities (1)	Shanghai Pudong Development Bank	Dec 2013	16,185	4,097		13,121

5. Comprehensive credit facilities (1)	China CITIC Bank	Nov 2013	16,832	17,476		15,060

6. Comprehensive credit facilities (5)	Industrial and Commercial Bank of China	Jul 2013	12,948	4,855		4,855

7. Comprehensive credit facilities	China Everbright Bank	Aug 2014	4,855	2,083		8,287

8. Comprehensive credit facilities	ICBC Macau	May 2014	30,000	30,000		36,761

Total			$147,338	$86,971	(2)	$188,687	(3)

(1)	Henglong’s comprehensive credit facility provided by China CITIC Bank and each of Henglong and Jielong’s comprehensive credit facilities provided by Shanghai Pudong Development Bank, are required to be guaranteed by Jiulong, another subsidiary of the Company, in addition to the above pledged assets.

(2)	The amount used includes bank loans of $40.7 million and notes payable of $46.3 million as of June 30, 2013. The remainder of $17.0 million of notes payable was 100% secured by bank notes without utilization of credit lines.

(3)	As of June 30, 2013, the pledged assets included $57.2 million accounts and notes receivable and other pledged assets with assessed value of $131.5 million.

(4)	The amount available is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	As at the date of this report, the comprehensive credit facilities with Industrial and Commercial Bank of China has expired. The Company is negotiating the renewal of the credit facilities with the bank and expects to obtain the renewal in late August 2013. As the Company has obtained sufficient comprehensive lines of credit from other banks, the Company does not anticipate any significant adverse impact on its financial position if the Company fails to renew the same .

(6)	The pledged cash deposits, which are disclosed in Note 3 to the consolidated financial statements in this Report, were not included in the assessed mortgage value.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company renewed its existing short-term bank loans and borrowed new bank loans during 2013 at annual interest rates of 2.27% to 7.57%, and maturity terms of twelve months. Pursuant to the comprehensive credit line arrangement the Company pledged: (1) accounts receivable of $15.6 million as security for its comprehensive credit facility with the Bank of China; (2) equipment with an assessed value of approximately $62.3 million as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; (3) equipment, land use rights and buildings with an assessed value of approximately $32.8 million as security for its comprehensive credit facility with China Construction Bank; (4) land use rights and buildings with an assessed value of approximately $13.1 million as security for its comprehensive credit facility with Shanghai Pudong Development Bank; (5) land use rights and buildings with an assessed value of approximately $15.1 million as security for its comprehensive credit facility with China CITIC Bank; (6) accounts receivable of approximately $4.8 million as security for its comprehensive credit facility with Industrial and Commercial Bank of China; (7) land use rights and buildings with an assessed value of approximately $8.3 million as security for its comprehensive credit facility with China Everbright Bank; and (8) $36.8 million of notes receivable held by Henglong.

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

	Payment Due Dates
	( in thousands of USD)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term loan including interest payable	$47,993	$47,993	$-	$-	$-
Notes payable (1)	63,247	63,247	-	-	-
Other contractual purchase commitments, including service agreements	10,825	9,975	694	156	-
Total	$122,065	$121,215	$694	$156	$-

(1)	Notes payable do not bear interest.

Short-term Loans

The following table summarizes the contract information of short-term borrowings among the banks and the government of the PRC and the Company as of June 30, 2013 (figures are in thousands of USD):

Bank / PRC Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Percentage Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
China Construction Bank (1)	Working Capital	1 Feb 2013	6	3.50%	Pay monthly	31 Jul 2013	1,800
ICBC Macau	Working Capital	13 May 2013	12	2.27%	Pay quarterly	13 May 2014	30,000
China CITIC Bank (1)	Working Capital	4 Jul 2012	12	7.57%	Pay monthly	4 Jul 2013	2,428
Jingzhou Commercial Bank	Working Capital	26 Jun 2013	6	5.04%	Pay monthly	26 Dec 2013	1,618
Industrial and Commercial Bank of China	Working Capital	10 Apr 2013	6	5.60%	Pay monthly	26 Sep 2013	4,855
Financial Bureau of Jingzhou Development Zone	Working Capital	31 Jan 2013	11	0.00%		31 Dec 2013	6,474
Total							$47,175

(1)	The bank loan was repaid in full in July 2013.

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

Management believes that the Company had complied with such financial covenants as of June 30, 2013, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of June 30, 2013 (figures are in thousands of USD):

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital (1)	3-6	Jul -13	$13,134
Working Capital	3-6	Aug -13	2,612
Working Capital	3-6	Sep -13	17,497
Working Capital	3-6	Oct -13	12,067
Working Capital	3-6	Nov -13	9,408
Working Capital	3-6	Dec -13	8,529
Total (Note 12)			$63,247

(1)	The notes payable was repaid in full in July 2013.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of June 30, 2013, and believes it will continue to comply with them.

Cash Flows

(a)	Operating activities

Net cash provided by operations during the six months ended June 30, 2013 was $ 0.2 million, compared to net cash provided by operations of $6.9 million for the same period of 2012, representing a decrease of $ 6.7 million.

During the six months ended June 30, 2013, the decrease in net cash provided by operations was mainly due to the net effect of: (1) the increase in net income (excluding non-cash items) by $3.2 million; (2) the change in balance of pledge deposits which led to an increase in net cash provided by operations of $6.1 million; (3) the change in balance of accounts and notes receivable which led to a decrease in net cash provided by operations of $ 34.0 million, which was mainly due to the sales of the Company’s goods generally on credit terms which range from 4 to 6 months, and the fact that, during the six months ended June 30, 2013, there was a significant rise in sales revenue of the Company’s products which led to an increase in the ending balance of accounts receivable; (4) the change in balance of inventories which led to a decrease in net cash provided by operations of $1.7 million, which was mainly due to the increase in inventory as a result of an increase in sales; (5) the change in balance of accounts and notes payable which led to an increase in net cash provided by operations of $14.2 million, which was mainly due to an increase in purchases of raw materials by the Company for the six months ended June 30, 2013. The credit terms for the Company’s suppliers generally range from 4 to 6 months’, and as a result, the ending balance of account payable significantly increased; (6) the change of balance of accrued expenses and other accounts payable, which led to an increase in net cash provided by operation of $9.4 million; and (7) the change in balance of tax payable which led to a decrease in cash provided by operations of $1.7 million, which was mainly due to the Company having settled its income tax liability for the last year, which led to a decrease in the ending balance of tax payable.

(b)	Investing activities

The Company used net cash of $ 19.7 million in investment activities during the six months ended June 30, 2013, compared to $9.6 million during the same period of 2012, representing an increase of $10.1 million, which was mainly due to a decrease in the payment for the acquisition of equipment of $3.3 million and an increase in bank deposit with original maturities of over three months of $15.4 million (See Note 4 ).

(c)	Financing activities

During the six months ended June 30, 2013, the Company obtained net cash of $5.6 million from financing activities, compared to net cash of $7.8 million provided by financing activities for the same period of 2012, representing a decrease of $2.2 million, which was mainly due to the net effect of: (1) the proceeds from government and bank loan having decreased by $19.9 million and the repayment of bank loan having increased by $8.1 million; (2) the dividends paid to the non-controlling interests having decreased by 2.0 million; (3) during the six months ended June 30, 2012, the Company redeemed all of its convertible notes which resulted in a $23.6 million cash outflow.

Off-Balance Sheet Arrangements

As of June 30, 2013 and 2012, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 regarding this matter.

ITEM 4.      CONTROLS AND PROCEDURES.

A.      Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2013. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

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

B. Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Securities Action - Southern District of New York.  On October 25, 2011, a purported securities class action (the “Securities Action”) was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period to between May 12, 2009 and March 17, 2011. The amended complaint alleges that the Company, certain of its present officers and directors and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and seeks unspecified damages. The Company filed a motion to dismiss the amended complaint, which was fully briefed on April 18, 2012. On August 8, 2012, the court denied the Company’s motion to dismiss the amended complaint.  On September 4, 2012, the Company filed an answer to the amended complaint.  On January 15, 2013, Plaintiffs filed a motion to certify the purported class, which was fully briefed on April 8, 2013. On May 31, 2013, the court denied plaintiffs’ motion to certify the purported class, and, on July 3, 2013, the court issued its order and opinion. On July 17, 2013, plaintiffs filed a petition for permission to appeal the order denying class certification, and, on August 1, 2013, the Company filed an answer in opposition to the petition. The petition is currently pending before the United States Court of Appeals for the Second Circuit. The Company believes that the allegations in the complaint and the petition are without merit and intends to defend itself vigorously against the claims.

Derivative Action - Delaware Chancery Court.  On December 23, 2011, a purported shareholder derivative action was filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”) on behalf of the Company. The complaint alleges that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of convertible notes issued in February 2008. On January 25, 2012, a second purported shareholder derivative action was filed in the Court of Chancery on behalf of the Company. On February 3, 2012, the Court of Chancery consolidated the two cases, which were stayed pending the outcome of the motion to dismiss in the Securities Action.  On October 23, 2012, the derivative plaintiffs filed a consolidated amended complaint on behalf of the Company (the “Derivative Action”).  The consolidated complaint alleges that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of the convertible notes issued in February 2008. The consolidated complaint sets forth three causes of action for breach of fiduciary duties, unjust enrichment and insider trading.  On January 7, 2013, the Company filed a motion to dismiss the Derivative Action. That motion was fully briefed on February 28, 2013, and, following oral arguments on May 6, 2013, the Court of Chancery took the motion under submission.   The Company believes the allegations in the shareholder suit are without merit, and intends to defend itself vigorously against the claims.

The above-referenced actions do not specify an amount of damages that the plaintiffs seek. Moreover, these matters have not reached the merits of the respective claims. With no merits discovery having been commenced , the Company cannot determine whether an adverse outcome is probable, nor can it provide a reasonable estimate of potential losses related to these matters. Although the Company believes that it has meritorious defenses to each of these actions and intends to defend them vigorously, an adverse outcome in one or more of these matters could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s share repurchase activity for the three months ended June 30, 2013 (in thousands of USD):

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program

April 1, 2013 to April 30, 2013	-	$-	-	$-

May 1, 2013 to May 30, 2013	-	$-	-	$-

June 1, 2013 to June 30, 2013	-	$-	-	$-

Total	-	$-	-	$4,000

(1)	On August 15, 2012, the Board of Directors of the Company approved a share repurchase program under which the Company may repurchase up to $5.0 million of its common stock for a period from August 13, 2012 to August 12, 2013. The repurchase program does not obligate the Company to repurchase a minimum number of shares, and the program may be suspended or canceled without prior notice.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123.)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002.)

10.1	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10Q Quarterly Report on May 10, 2006.)

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101+	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, were filed on August 14, 2013 formatted in Extensible Business Reporting Language (XBRL):

(i)	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income,

(ii)	Condensed Unaudited Consolidated Balance Sheets,

(iii)	Condensed Unaudited Consolidated Statements of Cash Flows, and

(iv)	related notes

*	filed herewith

+	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: August 14, 2013	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: August 14, 2013	By:	/s/ Jie Li
Jie Li
Chief Financial Officer

