Form 10-Q
period 2013-09-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2013-11-13
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes             ☐             No   ☒

As of November 13, 2013, the Company had 28,043,019 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

INDEX

		Page
Part I — Financial Information

Item 1.	Financial Statements.	4
	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2013 and 2012	4
	Condensed Unaudited Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	6
	Condensed Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	7
	Notes to Condensed Unaudited Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	44
Item 4.	Controls and Procedures.	44

Part II — Other Information

Item 1.	Legal Proceedings.	44
Item 1A.	Risk Factors.	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	45
Item 3.	Defaults Upon Senior Securities.	46
Item 4.	Mine Safety Disclosures.	46
Item 5.	Other Information.	46
Item 6.	Exhibits.	46

Signatures		47

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

China Automotive Systems, Inc. and Subsidiaries
Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands of USD, except share and per share amounts)

	Three Months Ended September 30,
	2013	2012
Net product sales
Unrelated parties	$81,753	$70,245
Related parties (Note 29)	9,166	2,939
	90,919	73,184
Cost of product sold
Unrelated parties	63,894	56,231
Related parties (Note 29)	10,500	4,452
	74,394	60,683
Gross profit	16,525	12,501
Gain on other sales	5,030	704
Less: Operating expenses
Selling expenses	2,647	2,437
General and administrative expenses	2,821	2,487
Research and development expenses	5,117	2,818
Total operating expenses	10,585	7,742
Income from operations	10,970	5,463
Other income, net	499	238
Financial income (expenses), net	689	(437)
Income before income tax expenses and equity in earnings of affiliated companies	12,158	5,264
Less: Income taxes	1,854	891
Equity in earnings of affiliated companies	125	27
Net income	10,429	4,400
Net income attributable to non-controlling interests	1,805	996
Net income attributable to parent company’s common shareholders	$8,624	$3,404
Comprehensive income:
Net income	$10,429	$4,400
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	1,218	(556)
Comprehensive income	11,647	3,844
Comprehensive income attributable to non-controlling interests	2,010	904
Comprehensive income attributable to parent company	$9,637	$2,940

Net income attributable to parent company’s common shareholders per share

Basic –	$0.31	$0.12

Diluted-	$0.31	$0.12
Weighted average number of common shares outstanding
Basic	28,043,019	28,260,302
Diluted	28,062,297	28,260,880

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands of USD, except share and per share amounts)

	Nine Months Ended September 30,
	2013	2012
Net product sales
Unrelated parties	$259,627	$215,157
Related parties (Note 29)	26,344	19,325
	285,971	234,482
Cost of product sold
Unrelated parties	208,525	176,834
Related parties (Note 29)	23,171	14,137
	231,696	190,971
Gross profit	54,275	43,511
Gain on other sales	6,762	2,625
Less: Operating expenses
Selling expenses	9,611	6,704
General and administrative expenses	10,164	8,999
Research and development expenses	13,134	10,060
Total operating expenses	32,909	25,763
Income from operations	28,128	20,373
Other income, net	573	317
Financial income (expenses), net	380	(1,850)
Loss on change in fair value of derivative	-	(449)
Gain on redemption of convertible notes	-	1,421
Income before income tax expenses and equity in earnings of affiliated companies	29,081	19,812
Less: Income taxes	5,172	3,666
Equity in earnings of affiliated companies	251	139
Income from continuing operations	24,160	16,285
Discontinued operations - net of income tax (Note 26)	-	2,651
Net income	24,160	18,936
Net income attributable to non-controlling interests	4,616	3,279
Net income attributable to parent company	19,544	15,657
Allocation to convertible notes holders	-	(925)
Net income attributable to parent company’s common shareholders	$19,544	$14,732
Comprehensive income:
Income from continuing operations	$24,160	$16,285
Income from discontinued operations	-	2,651
Net income	24,160	18,936
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax - continuing operations	5,265	(1,205)
Foreign currency translation loss, net of tax - discontinued operations	-	(75)
Foreign currency translation gain (loss), net of tax	5,265	(1,280)
Comprehensive income - continuing operations	29,425	15,080
Comprehensive income - discontinued operations	-	2,576
Comprehensive income	29,425	17,656
Comprehensive income attributable to non-controlling interests	5,507	3,023
Comprehensive income attributable to parent company	$23,918	$14,633

Net income attributable to parent company’s common shareholders per share

Basic –
Income per share from continuing operations attributable to shareholders	$0.70	$0.44
Income per share from discontinued operations	-	0.08
	$0.70	$0.52
Diluted-
Income per share from continuing operations attributable to shareholders	$0.70	$0.44
Income per share from discontinued operations	-	0.08
	$0.70	$0.52
Weighted average number of common shares outstanding
Basic	28,043,019	28,260,302
Diluted	28,054,008	28,261,529

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Condensed Unaudited Consolidated Balance Sheets
(In thousands of USD unless otherwise indicated)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$54,702	$87,649
Pledged cash deposits	25,633	26,481
Short-term investments	32,274	-
Accounts and notes receivable, net - unrelated parties	247,002	211,306
Accounts and notes receivable, net - related parties	17,783	12,286
Advance payments and others - unrelated parties	2,336	3,127
Advance payments and others - related parties	1,204	779
Inventories	53,149	43,542
Assets held for sale	918	-
Current deferred tax assets	4,792	4,392
Total current assets	439,793	389,562
Non-current assets:
Property, plant and equipment, net	82,523	81,691
Intangible assets, net	671	676
Other receivables, net - unrelated parties	764	849
Other receivables, net - related parties	67	107
Advance payment for property, plant and equipment - unrelated parties	1,949	1,001
Advance payment for property, plant and equipment - related parties	829	4,162
Long-term investments	3,933	3,665
Non-current deferred tax assets	5,549	4,112
Total assets	$536,078	$485,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank and government loans	$42,199	$40,284
Accounts and notes payable - unrelated parties	174,875	166,380
Accounts and notes payable - related parties	6,258	4,521
Customer deposits	1,894	870
Accrued payroll and related costs	6,111	5,472
Accrued expenses and other payables	27,008	23,063
Accrued pension costs	5,002	4,255
Taxes payable	8,979	5,593
Amounts due to shareholders/directors	303	332
Deferred tax liabilities	93	46
Advances payable	2,635	-
Total current liabilities	275,357	250,816
Long-term liabilities:
Advances payable	-	2,609
Total liabilities	$275,357	$253,425

Commitments and Contingencies (Note 30)

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued– 28,260,302 and 28,260,302 shares at September 30, 2013 and December 31, 2012, respectively	$3	$3
Additional paid-in capital	39,565	39,371
Retained earnings-
Appropriated	10,048	9,953
Unappropriated	138,778	119,329
Accumulated other comprehensive income	30,272	25,898
Treasury stock – 217,283 and 217,283 shares at September 30, 2013 and December 31, 2012, respectively	(1,000)	(1,000)
Total parent company stockholders' equity	217,666	193,554
Non-controlling interests	43,055	38,846
Total stockholders' equity	260,721	232,400
Total liabilities and stockholders' equity	$536,078	$485,825

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Condensed Unaudited Consolidated Statements of Cash Flows
(In thousands of USD unless otherwise indicated)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	$24,160	$18,936
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Stock-based compensation	194	76
Depreciation and amortization	10,964	10,668
Increase (decrease) in allowance for doubtful accounts	(139)	16
Inventory write downs	480	501
Deferred income taxes	(1,611)	(1,268)
Equity in earnings of affiliated companies	(251)	(139)
Gain on sale of a subsidiary	-	(2,848)
Gain on redemption of convertible notes	-	(1,421)
Loss on change in fair value of derivative	-	449
Amortization of debt issue cost	58	135
Loss (gain) on fixed assets disposals	(4,288)	44
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	1,413	(5,118)
Accounts and notes receivable	(36,803)	(4,741)
Advance payments and others	465	570
Inventories	(9,076)	(4,306)
Increase (decrease) in:
Accounts and notes payable	6,199	(462)
Customer deposits	1,016	337
Accrued payroll and related costs	514	(180)
Accrued expenses and other payables	3,459	(6,702)
Accrued pension costs	653	315
Taxes payable	3,256	4,294
Advances payable	(32)	2,210
Net cash provided by operating activities	631	11,366
Cash flows from investing activities:
Increase in other receivables	158	(1,598)
Cash received from property, plant and equipment sales	6,282	622
Payments to acquire property, plant and equipment	(9,065)	(16,982)
Payments to acquire intangible assets	(109)	(62)
Purchase of short-term investments	(32,197)	-
Dividends from investment under cost method	66	-
Proceeds from sales of a subsidiary	-	3,561
Net cash used in investing activities	(34,865)	(14,459)
Cash flows from financing activities:
Proceeds from government and bank loan	15,588	36,402
Repayments of bank loan	(14,758)	(7,097)
Debt issuance costs paid for bank loan	-	(230)
Dividends paid to the non-controlling interests	(1,381)	(2,387)
Redemption of convertible notes	-	(23,571)
Decrease in amounts due to shareholders/directors	(40)	(8)
Net cash provided by financing activities	(591)	3,109
Effects of exchange rate on cash and cash equivalents	1,878	(487)
Net increase (decrease) in cash and cash equivalents	(32,947)	(471)
Cash and cash equivalents at beginning of period	87,649	72,961
Cash and cash equivalents at end of period	$54,702	$72,490

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Condensed Unaudited Consolidated Statements of Cash Flows (continued)
(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Nine Months Ended September 30,
	2013	2012
Cash paid for interest	$972	$10,435
Cash paid for income taxes	$4,217	$3,810

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Nine Months Ended September 30,
	2013	2012
Advance payments for acquiring property, plant and equipment	$2,777	$5,990
Accounts receivable from sale of a subsidiary	$-	$4,361
Non-controlling interests contribution of capital with property, plant and equipment	$-	$2,846
Dividends payable to non-controlling interests	$86	$707

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Notes to Condensed Unaudited Consolidated Financial Statements
Three Months and Nine Months Ended September 30, 2013 and 2012

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

The Company owns the following aggregate net interests in the entities established in the People's Republic of China, the “PRC,” and Brazil as of September 30, 2013 and December 31, 2012.

	Percentage Interest
Name of Entity	September 30, 2013	December 31, 2012
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd, “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	80.00%	80.00%
Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong” [9]	50.00%	50.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd, “Chongqing Henglong” [10]	70.00%	70.00%
CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong” [11]	80.00%	80.00%

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gear for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light-duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

5.	Jielong was established in 2006 and mainly engages in the production and sales of electric power steering, “EPS.”

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

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

9

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

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all necessary adjustments, which include normal recurring adjustments, for a fair statement of the results of operations, financial position and cash flows for the interim periods presented.

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

The results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2013.

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

On July 18, 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (Income Taxes - Topic 740). This update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless otherwise provided in the update. To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset has expired before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this update do not require new recurring disclosures. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently evaluating the impact of adopting this update on its financial statements.

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

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 523,850 stock options, and 1,676,150 stock options remain issuable in the future. As of September 30, 2013, the Company had 105,000 stock options outstanding.

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

Financial Instruments –  The Company adopted the provisions of ASC Topic 815, “Derivatives and Hedging Activities,” that address the determination of whether an instrument meets the definition of a derivative being indexed to a company’s own stock for purposes of applying the scope exception as provided for in accordance with ASC 815-15. Upon adoption of the standard on the effective date, the Company bifurcated the conversion feature embedded in the convertible notes, classifying it in liabilities and measuring it at fair value at each reporting period, with changes reflected in earnings, until the convertible notes are settled (see Note 24).

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

12

•
Level 2 Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As of September 30, 2013 and December 31, 2012, the Company did not have any fair value assets and liabilities classified as Level 2.

•
Level 3 Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. The compound derivative liabilities are classified as Level 3 as the inputs reflect management’s best estimate of what market participants would use in pricing the liability at the measurement date. As of September 30, 2013 and December 31, 2012, the Company did not have any fair value assets and liabilities classified as Level 3. For a summary of changes in Level 3 derivative liabilities for the three months and nine months ended September 30, 2013 and 2012, please see Note 24.

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

The Company’s accounts and notes receivable as of September 30, 2013 and December 31, 2012 are summarized as follows (figures are in thousands of USD):

	September 30, 2013	December 31, 2012
Accounts receivable - unrelated parties (1)	$130,437	$117,136
Notes receivable - unrelated parties (2) (3)	117,805	95,436
	248,242	212,572
Less: allowance for doubtful accounts - unrelated parties	(1,240)	(1,266)
Accounts and notes receivable- unrelated parties	247,002	211,306
Accounts and notes receivable - related parties	17,783	12,286
	$264,785	$223,592

(1)	As of September 30, 2013, the Company has pledged $15.7 million of accounts receivable as security for its comprehensive credit facility with banks in China.

(2)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

(3)
Henglong collateralized its notes receivable in an amount of RMB256.3 million (equivalent to approximately $41.7 million) as security for the credit facility with banks in China and the Chinese government, including RMB216.1 million (equivalent to approximately $35.1 million) in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 13) which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau,” to the Company in May 2012. The Credit Facility was drawn down on May 22, 2012 and its original maturity date was May 22, 2013. Such maturity date was extended to May 13, 2014 (see Note 13); and RMB40.2 million (equivalent to approximately $6.6 million) in favor of the Chinese government as security for the interest-free government loan (see Note 13).

6.	Inventories

The Company’s inventories as of September 30, 2013 and December 31, 2012 consisted of the following (figures are in thousands of USD):

	September 30, 2013	December 31, 2012
Raw materials	$13,872	$11,144
Work in process	8,378	7,094
Finished goods	30,899	25,304
	$53,149	$43,542

Provision for inventories valuation amounted to $0.5 million and $0.5 million for the nine months ended September 30, 2013 and 2012, respectively.

7.	Other receivables, net

The Company’s other receivables as of September 30, 2013 and December 31, 2012 are summarized as follows (figures are in thousands of USD):

	September 30, 2013	December 31, 2012
Other receivables - unrelated parties (1)	$826	$905
Less: allowance for doubtful accounts- unrelated parties	(62)	(56)
	$764	$849

	September 30, 2013	December 31, 2012
Other receivables - related parties (1)	$674	$715
Less: allowance for doubtful accounts	(607)	(608)
	$67	$107

(1)
Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.

8.	Assets held for sale

Assets held for sale represents the remaining land use rights to be sold within the 12 months following September 30, 2013. According to the agreement signed between the Company and Jingzhou Land Reserve Center (“JLRC”), a local PRC government bureau, the Company has agreed to transfer the land use rights over 136,392 square meters of a piece of land in total located at Jingzhou city, Hubei Province, the PRC, to JLRC for total consideration of approximately $13.0 million. The collection of the consideration is subject to JLRC’s completion of its sale of such land use rights to be tendered in the open market. As of September 30, 2013, the Company recognized and received consideration of $4.6 million upon the completion by JLRC of sale of a portion of the land use rights, and a related gain of $4.1 million (before tax) for the sale of partial land use rights was recorded as gain on other sales. The cost of the land use rights over the remaining portion of the land was recorded as assets held for sale. Gain for the sale of the remaining land use rights will be recognized upon the completion by JLRC of  its sale of the land use rights and the settlement of the related consideration to the Company.

9.	Long term investments

As of September 30, 2013 and December 31, 2012, the Company’s balance of long-term investment was $3.9 million and $3.7 million, respectively. For the long-term investments in which the Company has no voting control, such investments were accounted for using the equity method or cost method.

On January 24, 2010, the Company invested $3.1 million to establish a fifty-fifty joint venture company, Beijing Henglong, with an unrelated party. The Company accounts for its operating results with the equity method of accounting. As of September 30, 2013 and 2012, the Company had $3.8 million and $3.5 million of net equity in Beijing Henglong, respectively.

The Company’s share of net assets and net income is reported as “long-term investment” on the condensed unaudited consolidated balance sheets and “equity in earnings of affiliated companies” on the condensed unaudited consolidated statements of operations and comprehensive income. The Company’s condensed unaudited consolidated financial statements reflect the equity earnings of non-consolidated affiliates of $0.1 million and $0.03 million for the three months ended September 30, 2013 and 2012, respectively, and the equity earnings of non-consolidated affiliates of $0.3 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively.

10.	Property, plant and equipment, net

The Company’s property, plant and equipment as of September 30, 2013 and December 31, 2012 are summarized as follows (figures are in thousands of USD):

	September 30, 2013	December 31, 2012
Land use rights and buildings	$38,159	$36,881
Machinery and equipment	110,100	96,368
Electronic equipment	6,572	6,174
Motor vehicles	3,109	2,942
Construction in progress	10,220	13,280
	168,160	155,645
Less: Accumulated depreciation	(85,637)	(73,954)
	$82,523	$81,691

Depreciation charges were $3.7 million and $3.3 million for the three months ended September 30, 2013 and 2012, respectively, and $10.8 million and $10.5 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the Company had pledged property, plant and equipment with net book value of $52.7 million for its comprehensive credit facilities with banks in China.

11.	Intangible assets

The Company’s intangible assets as of September 30, 2013 and December 31, 2012 are summarized as follows (figures are in thousands of USD):

	September 30, 2013	December 31, 2012
Costs:
Patent technology	$2,050	$1,901
Management software license	640	622
	2,690	2,523
Less: Amortization	(2,019)	(1,847)
	$671	$676

Amortization expenses were $0.04 million and $0.06 million for the three months ended September 30, 2013 and 2012, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively.

12.	Deferred income tax assets

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

The components of estimated deferred income tax assets as of September 30, 2013 and December 31, 2012 are as follows (figures are in thousands of USD):

	September 30, 2013	December 31, 2012

Losses carry forward (U.S.) (1)	$7,778	$7,004
Losses carry forward (PRC) (1)	2,054	1,887
Product warranties and other reserves	3,731	3,253
Property, plant and equipment	5,328	3,774
Share-based compensation	296	240
Bonus accrual	304	196
Other accruals	1,112	696
Others	705	839
Total deferred tax assets	21,307	17,889
Less: taxable temporary difference related to revenue recognition	(533)	(397)
Total deferred tax assets, net	20,774	17,492
Less: Valuation allowance	(10,433)	(8,988)
Total deferred tax assets, net of valuation allowance (2)	$10,341	$8,504

15

(1)
The net operating losses carry forward for the U.S. entity for income tax purposes are available to reduce future years' taxable income. These losses will expire, if not utilized, in 20 years. Net operating losses carry forward for non-U.S. entities can be carried forward for 5 years to offset taxable income. However, as of September 30, 2013, valuation allowance was $10.4 million, including $8.6 million allowance for the Company’s deferred tax assets in the United States and $1.8 million allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

(2)
Approximately $4.4 million and $4.1 million of deferred income tax asset as of September 30, 2013 and December 31, 2012, respectively, are included in non-current deferred tax assets in the accompanying condensed unaudited consolidated balance sheets. The remaining $4.8 million and $4.4 million of deferred income tax assets as of September 30, 2013 and December 31, 2012, respectively, are included in current deferred tax assets.

13.	Bank and government loans, net

Loans consist of the following at September 30, 2013 and December 31, 2012 (figures are in thousands of USD):

	September 30, 2013	December 31, 2012
Short-term bank loan (1) (2)	$5,693	$10,341
Short-term bank loan (3)	30,000	30,000
Short-term government loan (4)	6,506	-
Subtotal	42,199	40,341
Debt issue cost	(57)	(230)
Amortization	57	173
	$42,199	$40,284

(1)
These loans are secured by property, plant and equipment of the Company and are repayable within one year. Please see Note 10. At September 30, 2013 and December 31, 2012, the weighted average interest rate was 6.24% and 6.46% per annum, respectively. Interest is paid on the twentieth day of each month and the principal repayment is at maturity.

(2)
On September 25, 2012, Jiulong entered into a one-year loan agreement with China Construction Bank Jingzhou branch in the amount of $3.2 million. The agreement contains certain financial and non-financial covenants, including but not limited to restrictions on the utilization of the funds and the maintenance of an asset-liability ratio not exceeding 60%. The Company was in compliance with these covenants as of September 30, 2013. The Company repaid $1.4 milion and $1.8 million in June and July, 2013, respectively.

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

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB216.0 million (equivalent to approximately $35.1 million). The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013. On May 7, 2013, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2014. The interest rate of the Credit Facility under the extended term is calculated based on the three-month LIBOR plus 2.0% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged. As of September 30, 2013, the interest rate of the Credit Facility was 2.25%.

16

(4)
On January 31, 2013, the Company received an interest-free Chinese government loan of RMB40.0 million (equivalent to approximately $6.6 million), which will mature on December 31, 2013. Henglong has pledged RMB40.2 million (equivalent to approximately $6.5 million) of notes receivable, which will mature on December 31, 2013, as security for such government loan (see Note 5).

14.	Accounts and notes payable

The Company’s accounts and notes payable as of September 30, 2013 and December 31, 2012 are summarized as follows (figures are in thousands of USD):

	September 30, 2013	December 31, 2012
Accounts payable - unrelated parties	$104,392	$99,100
Notes payable - unrelated parties (1)	70,483	67,280
Accounts and notes payable - unrelated parties	174,875	166,380
Accounts payable - related parties	6,258	4,521
	$181,133	$170,901

(1)
Notes payable represent accounts payable in the form of bills of exchange whose acceptances are guaranteed and settlements are handled by banks. The Company has pledged cash deposits, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

15.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of September 30, 2013 and December 31, 2012 are summarized as follows (figures are in thousands of USD):

	September 30, 2013	December 31, 2012
Accrued expenses	$3,389	$2,557
Accrued interest	86	87
Other payables	2,607	2,176
Warranty reserves (1)	20,840	18,081
Dividends payable to non-controlling interests	86	162
	$27,008	$23,063

(1)
The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the nine months ended September 30, 2013 and 2012, and for the year ended December 31, 2012, the warranties activities were as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2013	2012	2012
Balance at beginning of the period	$18,081	$16,809	$16,809
Additions during the period	8,554	6,865	10,931
Settlement within period, by cash or actual material	(6,199)	(6,661)	(9,264)
Foreign currency translation gain (loss)	404	(105)	41
Decrease for warranty related to the subsidiary sold	-	(432)	(436)
Balance at end of the period	$20,840	$16,476	$18,081

16.	Taxes payable

The Company’s taxes payable as of September 30, 2013 and December 31, 2012 are summarized as follows (figures are in thousands of USD):

	September 30, 2013	December 31, 2012
Value-added tax payable	$5,049	$4,347
Income tax payable	3,467	878
Other tax payable	463	368
	$8,979	$5,593

17.	Advances payable

As of September 30, 2013 and December 31, 2012, advances payable by the Company were $2.64 million and $2.61 million, respectively.

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

18.	Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the nine months ended September 30, 2013 and 2012, and the year ended December 31, 2012 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2013	2012	2012
Balance at beginning of the period	$39,371	$39,296	$39,296
Share-based compensation(1)	194	75	75
Balance at end of the period	$39,565	$39,371	$39,371

(1) On August 13, 2013 and August 15, 2012, the Company granted 22,500 and 22,500 stock options to the Company’s independent directors, with the exercise price equal to the closing price of the Company’s common stock traded on NASDAQ on the date of grant. The fair value of stock options was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instruments. The dividend yield assumption is based on historical patterns and future expectations for the Company’s dividends.

Assumptions used to estimate the fair value of stock options on the grant dates are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
August 13, 2013	131.5%	1.49%	5	0.00%
August 15, 2012	149.2%	0.67%	5	0.00%

The above stock options were vested and exercisable immediately. Their fair value on the grant dates of August 13, 2013 and August 15, 2012 using the Black-Scholes option pricing model was $0.2 million and $0.1 million, respectively. During the nine months ended September 30, 2013 and 2012, the Company recognized stock-based compensation expenses of $0.2 million and $0.1 million, respectively.

19.	Retained earnings

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

The Company’s activities in respect of the amounts of the appropriated retained earnings for the nine months ended September 30, 2013 and 2012, and the year ended December 31, 2012 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2013	2012	2012
Balance at beginning of the period	$9,953	$9,026	$9,026
Appropriation of retained earnings	95	927	927
Balance at end of the period	$10,048	$9,953	$9,953

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the nine months ended September 30, 2013 and 2012, and the year ended December 31, 2012 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2013	2012	2012
Balance at beginning of the period	$119,329	$99,513	$99,513
Net income attributable to parent company	19,544	15,657	20,743
Appropriation of retained earnings	(95)	(927)	(927)
Balance at end of the period	$138,778	$114,243	$119,329

20.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of the accumulated other comprehensive income for the nine months ended September 30, 2013 and 2012, and the year ended December 31, 2012 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2013	2012	2012
Balance at beginning of the period	$25,898	$25,291	$25,291
Foreign currency translation adjustment attributable to parent company	4,374	(1,024)	607
Balance at end of the period	$30,272	$24,267	$25,898

21.	Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the nine months ended September 30, 2013 and 2012, and the year ended December 31, 2012 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2013	2012	2012
Balance at beginning of the period	$38,846	$43,028	$43,028
Income attributable to non-controlling interests	4,616	3,279	4,744
Dividends declared to the non-controlling interest holders of joint-venture companies	(1,299)	(6,846)	(6,846)
Discontinued operations – Zhejiang	-	(5,162)	(5,162)
Capital contribution from non-controlling interests	-	2,846	3,012
Foreign currency translation gain (loss)	892	(256)	70
Balance at end of the period	$43,055	$36,889	$38,846

22.	Gain on other sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment and scraps. For the three months and nine months ended September 30, 2013, gain on other sales amounted to $5.0 million and $6.8 million, respectively, as compared to $0.7 million and $2.6 million, respectively, for the same periods of 2012. In the third quarter of 2013, the Company sold part of its land use rights and recognized a the gain of $4.1 million, which represented the difference between the selling price of $4.6 million and the net book value of the land use rights of $0.5 million.

23.	Financial (income) expenses, net

During the three months and nine months ended September 30, 2013 and 2012, the Company recorded financial expenses, net which are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,
	2013	2012
Interest expense	$284	$819
Interest income	(1,143)	(409)
Foreign exchange gain, net	24	5
Loss of note discount, net	(3)	(7)
Bank fees	149	29
Total financial (income) expense, net	$(689)	$437

	Nine Months Ended September 30,
	2013	2012
Coupon interest and make-whole redemption interest(1)	$-	$1,551
Interest expense	1,289	1,273
Interest income	(2,298)	(981)
Foreign exchange gain, net	71	(89)
Loss of note discount, net	9	(32)
Bank fees	549	128
Total financial (income) expense, net	$(380)	$1,850

(1)
On May 24, 2012, the Company and LBCCA Liquidator reached a settlement agreement. Under the terms of the settlement agreement, the Company redeemed all the remaining convertible notes on May 25, 2012, the redemption date. As a result, there was no coupon interest and make-whole redemption interest related to the convertible notes during the three months ended September 30, 2012 and the nine months ended September 30, 2013 (see Note 24).

24.	Gain and loss on change in fair value of derivative

On May 24, 2012, the Company and LBCCA Liquidator reached a settlement agreement. Under the terms of the settlement agreement, the Company redeemed all the remaining convertible notes on May 25, 2012, the redemption date. As a result, there was no gain or loss on change in fair value of derivative during the three months ended September 30, 2012 and the nine months ended September 30, 2013. During the nine months ended September 30, 2012, the Company recorded a loss on change in fair value of derivative of $0.4 million.

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

Changes in the fair value of compound derivative liabilities were recorded as a loss on change in fair value of derivative in the condensed unaudited consolidated statement of operations and comprehensive income for the nine months ended September 30, 2012. The following table summarizes the components of loss on change in fair value of derivative arising from fair value adjustments to compound derivative liabilities during the nine months ended September 30, 2012 (figures are in thousands of USD):

Nine Months Ended September 30, 2012
Balances at January 1	$559
Decrease due to convertible notes conversion on May 25, 2012	(1,008)
Loss in fair value adjustments	449
Balances at September 30	$-

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company's common stock, which has a high estimated volatility. As of January 1, 2012 and September 30, 2012, the Company calculated the fair value of derivative liabilities to be $0.6 million and $nil, respectively. During the nine months ended September 30, 2012, there was a change in the balance of the fair value of the Company’s derivative liabilities at the beginning and the end of the period, mainly due to changes in the price of the Company’s common stock. During the nine months ended September 30, 2012, the market price of the Company’s common stock rose to $3.82, comparing to $3.30 on January 1, 2012. Since the Company’s derivative liabilities consisted of a conversion option that was embedded in the convertible notes payable, the intrinsic value of the conversion option was sensitive to changes in the trading market price of the Company’s common stock. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income or loss reflects the volatility in these estimate and assumption changes.

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

According to PRC tax regulation, the Company should withhold income taxes for the profit distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. The Company accounts for the profit that the PRC subsidiaries intended to distribute to Genesis as deferred tax liabilities. During the nine months ended September 30, 2013 and the year ended December 31, 2012, the Company recognized deferred tax liabilities of $0.05 million and $0.04 million for profit to be distributed to Genesis of $0.9 million and $0.8 million, respectively. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries permanently. As of September 30, 2013 and December 31, 2012, the Company still has undistributed earnings of approximately $154.2 million and $124.8 million, respectively, from investment in the PRC subsidiaries that are considered permanently reinvested. Had the undistributed earnings been distributed to Genesis and not permanently reinvested, the tax provision as of September 30, 2013 and December 31, 2012 of approximately $7.7 million and $6.2 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

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

Chongqing Henglong was established in 2012. According to the New CIT, Chongqing Henglong is subject to income tax at a uniform rate of 25%. No provision for Chongqing Henglong is made as it had no assessable income for the three months and nine months ended September 30, 2013 and 2012.

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million (equivalent to BRL 0.24 million). The Company had no assessable income in Brazil for the three months and nine months ended September 30, 2013 and 2012.

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the three months and nine months ended September 30, 2013 and 2012.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made as the Company had no assessable income in the United States for the three months and nine months ended September 30, 2013 and 2012.

The effective tax rate decreased to 15.3% and 17.8%, respectively, for the three months and nine months ended September 30, 2013 from 16.9% and 18.5%, respectively, for the same periods in 2012, which was primarily due to an increase in the weight of pretax income of lower tax rate subsidiaries, such as Henglong, in the Company’s total pretax income during the three months and nine months ended September 30, 2013.

26.	Discontinued operations – Zhejiang

Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang,” in which the Company owned 51% equity interest prior to its disposal in May 2012, was mainly engaged in the production and sales of power steering pumps. Given the power steering pump business has slowly lost its market share in the recent years due to market competition, lower market demand and replacement of hydraulic pressure steering by electric power steering, the Company sold its 51% equity interest in Zhejiang to Vie Group, the non-controlling shareholder of Zhejiang, on May 21, 2012, the “Zhejiang Sale”. Pursuant to ASC Topic 205-20, “Presentation of Financial Statements—Discontinued Operations”, the business of Zhejiang, the “Zhejiang business,” is considered as discontinued operations because: (a) the operations and cash flows of Zhejiang will be eliminated from the Company’s operations as the Company will not continue to purchase power steering pumps from Zhejiang starting from August 2012; and (b) the Company would not have the ability to influence the operation or financial policies of Zhejiang subsequent to the sale. Before the sale, Zhejiang was identified as a product sector for the sales of power steering pumps of the Company, please see Note 28 for the details of segment reporting. For the nine months ended September 30, 2012, the purchases from Zhejiang by the Company amounted to $0.4 million, which were eliminated for the preparation of the consolidated financial statements before the disposition of Zhejiang. There was no purchase from Zhejiang for the three months and nine months ended September 30, 2013.

The following table summarizes the results of the Zhejiang business included in the condensed unaudited consolidated statements of operations and comprehensive income as discontinued operations (figures are in thousands of USD).

Nine Months Ended September 30, 2012
Operational profit from component of discontinued operations, net of tax	$157
Income from disposing component of discontinued operations, net of tax	2,494
Income from discontinued operations, net of tax	$2,651

The following table summarizes the revenue and pretax profit of the Zhejiang business reported as discontinued operations (figures are in thousands of USD).

Nine Months Ended September 30, 2012
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

The calculation of diluted income per share attributable to the parent company for the three months ended September 30, 2013 were (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended September 30,
	2013	2012
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$8,624	$3,404
Denominator:
Weighted average shares outstanding	28,043,019	28,260,302
Dilutive effects of stock options	19,278	578
Denominator for dilutive income per share – Diluted	28,062,297	28,260,880

Net income per share attributable to parent company’s common shareholders – Basic	$0.31	$0.12
Net income per share attributable to parent company’s common shareholders – Diluted	$0.31	$0.12

As of September 30, 2013 and 2012, the exercise prices for 60,000 shares and 67,500 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the three months ended September 30, 2013 and 2012, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

The calculations of diluted income per share attributable to the parent company for the nine months ended September 30, 2013 were (figures are in thousands of USD, except share and per share amounts):

	Nine Months Ended September 30,
	2013	2012
Numerator:
Net income attributable to the parent company’s common shareholders	$19,544	$15,657
Allocation to convertible notes holders	-	(925)
Net income attributable to the parent company’s common shareholders – Basic and Diluted	19,544	14,732

Denominator:
Weighted average shares outstanding	28,043,019	28,260,302
Dilutive effects of stock options	10,989	1,227
Denominator for dilutive income per share – Diluted	28,054,008	28,261,529

Net income per share attributable to parent company’s common shareholders – Basic	$0.70	$0.52
Net income per share attributable to parent company’s common shareholders –Diluted	0.70	0.52

The calculations of diluted income from continuing operations per share attributable to the parent company for the nine months ended September 30, 2013 were (figures are in thousands of USD, except share and per share amounts):

	Nine Months Ended September 30,
	2013	2012
Numerator:
Net income from continuing operations	$24,160	$16,285
Net income from continuing operations attributable to non-controlling interest	4,616	3,203
Net income from continuing operations attributable to shareholders	19,544	13,082
Allocation to convertible notes holders	-	(773)
Net income from continuing operations attributable to the parent company’s common shareholders – Basic and Diluted	19,544	12,309

Denominator:
Weighted average shares outstanding	28,043,019	28,260,302
Dilutive effects of stock options	10,989	1,227
Denominator for dilutive income per share – Diluted	28,054,008	28,261,529

Net income from continuing operations per common share attributable to parent company – Basic	$0.70	$0.44
Net income from continuing operations per common share attributable to parent company –Diluted	0.70	0.44

As of September 30, 2013 and 2012, the exercise prices for 50,000 shares and 60,000 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the nine months ended September 30, 2013 and 2012, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

For the nine months ended September 30, 2012, 1,775,074 shares issuable upon conversion of convertible notes that were then outstanding have not been included in the computation, because such inclusion would have had an anti-dilutive effect.

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

During the nine months ended September 30, 2013, the Company’s ten largest customers accounted for 73.2% of its consolidated net sales, with the largest customer individually accounting for more than 10% of consolidated net sales, i.e., 11.8%. As of September 30, 2013, approximately 3.2% of accounts receivable were from trade transactions with the aforementioned one customer, and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

During the nine months ended September 30, 2012, the Company’s ten largest customers accounted for 73.4% of its consolidated net sales, with each of two customers individually accounting for more than 10% of consolidated net sales, i.e., 12.2% and 10.5% individually, or an aggregate of 22.7%. As of September 30, 2012, approximately 20.4% of accounts receivable were from trade transactions with the aforementioned two customers, one of them with a receivables balance of more than 10% of total accounts receivable, i.e., 12.0%.

China Automotive, the parent company, may depend on dividend payments by Genesis and HLUSA, which are mainly generated from their subsidiaries in the PRC after they receive payments from the PRC subsidiaries. Under PRC law, the PRC subsidiaries are required to set aside at least 10% of their respective accumulated profits, up to 50% of their paid-in capital, to fund certain mandated reserve funds that are not payable or distributable as cash dividends. Pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with the PRC law. In calculating accumulated profits, foreign investment enterprises in China are required to allocate at least 10% of their annual net income each year, if any, to fund certain reserve funds, including mandated employee benefits funds, unless these reserves have reached 50% of the registered capital of the enterprises (see Note 19).

29.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended September 30,
	2013	2012
Merchandise sold to related parties	$9,166	$2,939
Equipment sold to related parties	-	82
	9,166	3,021

	Nine Months Ended September 30,
	2013	2012
Merchandise sold to related parties	$26,344	$19,325
Equipment sold to related parties	-	82
	26,344	19,407

Related purchases

	Three Months Ended September 30,
	2013	2012
Materials purchased from related parties	$10,500	$4,452
Technology purchased from related parties	58	433
Equipment purchased from related parties	777	402
Total	$11,335	$5,287

	Nine Months Ended September 30,
	2013	2012
Materials purchased from related parties	$23,171	$14,137
Technology purchased from related parties	575	433
Equipment purchased from related parties	2,160	2,169
Total	$25,906	$16,739

Related receivables

	September 30, 2013	December 31, 2012
Accounts receivable	$17,783	$12,286
Other receivables	67	107
Total	$17,850	$12,393

Related advances

	September 30, 2013	December 31, 2012
Advanced equipment payment to related parties	$829	$4,162
Advanced payments and others to related parties	1,204	779
Total	$2,033	$4,941

Related payables

	September 30, 2013	December 31, 2012
Accounts payable	$6,258	$4,521

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

Related parties pledged certain land use rights and buildings as security for the Company’s credit facilities provided by banks.

As of November 13, 2013, Hanlin Chen, the Company’s Chairman, owns 63.65% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

30.	Commitments and contingencies

Legal proceedings

Securities Action - Southern District of New York.  On October 25, 2011, a purported securities class action (the “Securities Action”) was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period to between May 12, 2009 and March 17, 2011. The amended complaint alleges that the Company, certain of its present officers and directors and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and seeks unspecified damages. The Company filed a motion to dismiss the amended complaint, which was fully briefed on April 18, 2012. On August 8, 2012, the court denied the Company’s motion to dismiss the amended complaint. On September 4, 2012, the Company filed an answer to the amended complaint. On January 15, 2013, plaintiffs filed a motion to certify the purported class, which was fully briefed on April 8, 2013. On May 31, 2013, the court denied plaintiffs’ motion to certify the purported class, and, on July 3, 2013, the court issued its order and opinion. On July 17, 2013, plaintiffs filed a petition for permission to appeal the order denying class certification, and, on August 1, 2013, the Company filed an answer in opposition to the petition. On October 23, 2013, the Court of Appeals for the Second Circuit denied plaintiffs’ petition for permission to appeal. On December 12, 2013, the district court is scheduled to hold a status conference regarding plaintiffs’ remaining individual claims. The Company believes that the allegations in the amended complaint are without merit and intends to defend itself vigorously against the claims.

The above-referenced action does not specify an amount of damages that the plaintiffs seek. Moreover, this matter has not reached the merits of the plaintiffs’ claims. With no merits discovery having been commenced, the Company cannot determine whether an adverse outcome is probable, nor can it provide a reasonable estimate of potential losses related to this matter. Although the Company believes that it has meritorious defenses to this action and intends to defend it vigorously, an adverse outcome in this matter could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

Derivative Action - Delaware Chancery Court. On December 23, 2011, a purported shareholder derivative action was filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”) on behalf of the Company. The complaint alleged that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of convertible notes issued in February 2008. On January 25, 2012, a second purported shareholder derivative action was filed in the Court of Chancery on behalf of the Company. On February 3, 2012, the Court of Chancery consolidated the two cases, which were stayed pending the outcome of the motion to dismiss in the Securities Action. On October 23, 2012, the derivative plaintiffs filed a consolidated amended complaint on behalf of the Company (the “Derivative Action”). The consolidated complaint alleged that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of the convertible notes issued in February 2008. The consolidated complaint set forth three causes of action for breach of fiduciary duties, unjust enrichment and insider trading. On January 7, 2013, the Company filed a motion to dismiss the Derivative Action. That motion was fully briefed on February 28, 2013, and oral argument was held before the Court of Chancery on May 6, 2013. On August 30, 2013, the Court of Chancery dismissed all of the derivative plaintiffs’ claims with prejudice. The time for the derivative plaintiffs to appeal the Court of Chancery’s decision expired on September 30, 2013 and, accordingly, the Derivative Action has terminated.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of September 30, 2013 (figures are in thousands of USD):

	Payment obligations by period
	2013(1)	2014	2015	2016	Thereafter	Total
Interest on short-term bank loan	$294	$464	$-	$-	$-	$758
Obligations for purchasing agreements	6,883	2,302	260	-	-	9,445
Total	$7,177	$2,766	$260	$-	$-	$10,203

(1)	Remaining 3 months in 2013.

31.	Off-balance sheet arrangements

As of September 30, 2013 and 2012, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of September 30, 2013 and 2012, the Company had eleven product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong). The other nine sectors were engaged in the production and sale of sensor modular (USAI), EPS (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), and the holding company (Genesis). Since the revenues, net income and net assets of these nine sectors are less than 10% of its segment in the condensed unaudited consolidated financial statements, the Company incorporated these nine sectors into “Other Sectors.”

As discussed in Discontinued Operations - Zhejiang (see Note 26) above, Zhejiang was identified as a product sector for the sales of power steering pumps of the Group prior to disposal on May 21, 2012. After the Company sold its 51% equity interest in Zhejiang on May 21, 2012 and presented it as a discontinued operation, the Company has adjusted the information for Zhejiang’s business in segment reporting for the same period in 2012.

The Company’s product sector information from continuing operations for the three months ended September 30, 2013 and 2012, is as follows (figures are in thousands of USD):

	Net Sales		Income from Continuing Operations
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013		2012

Henglong	$55,846	$39,062	$8,368		$4,117
Jiulong	16,692	15,377	279		284
Shenyang	9,095	7,314	603		402
Wuhu	4,948	7,414	(145)		729
Hubei Henglong	11,783	9,982	6,092	(1)	613
Other Sectors	7,558	6,635	522		(1,105)
Total Segments	105,922	85,784	15,719		5,040
Corporate	-	-	309		(687)
Eliminations	(15003)	(12,600)	(5,599)		47
Total consolidated from continuing operations	$90,919	$73,184	$10,429		$4,400

(1)	$5.2 million included in the balance was income from investment in Henglong, which has been eliminated at the consolidation level.

The Company’s product sector information from continuing operations for the nine months ended September 30, 2013 and 2012, is as follows (figures are in thousands of USD):

	Net Sales		Income from Continuing Operations
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013		2012

Henglong	$177,836	$123,713	$19,751		$14,248
Jiulong	56,735	54,572	1,516		1,276
Shenyang	28,164	21,090	1,119		628
Wuhu	17,113	24,208	(312)		581
Hubei Henglong	34,610	29,653	7,550	(1)	8,946	(1)
Other Sectors	24,866	28,160	1,416		390
Total Segments	339,324	281,396	31,040		26,069
Corporate	-	-	(2,203)		3,424
Eliminations	(53,353)	(46,914)	(4,677)		(13,207)
Total consolidated from continuing operations	$285,971	$234,482	$24,160		$16,285

(1)
$5.2 million and $7.0 million included in the respective balances of $7.6 million and $8.9 million was income from investment in Henglong in 2013 and 2012, respectively, which has been eliminated at the consolidation level.

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

For more information on the Company’s corporate structure, including the recently completed reorganization of certain PRC-based subsidiaries and the Zhejiang Sale, please see Note 1, “Organization and Business” and Note 26, “Discontinued operations – Zhejiang” to the consolidated financial statements in this Report.

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

Results of Operations

Results of Operations—Three Months Ended September 30, 2013 and 2012

The Company disposed of its 51% equity interest in Zhejiang in May 2012. Pursuant to ASC Topic 205-20, the business of Zhejiang is considered as discontinued operations. Previously reported condensed unaudited consolidated statements of operations and comprehensive income for the three months ended September 30, 2012 presented have been adjusted to reflect the discontinued operations. Please refer to Note 26 to the condensed unaudited consolidated financial statements in this Report.

	Net Sales				Cost of Product Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2013	2012	Change		2013	2012	Change
Henglong	$55,846	$39,062	16,784	43.0%	$45,726	$30,855	$14,871	48.2%
Jiulong	16,692	15,377	1,315	8.6	14,760	13,776	984	7.1
Shenyang	9,095	7,314	1,781	24.4	7,789	6,254	1,535	24.5
Wuhu	4,948	7,414	(2,466)	-33.3	4,725	6,802	(2,077)	-30.5
Hubei Henglong	11,783	9,982	1,801	18.0	9,812	9,033	779	8.6
Other Sectors	7,558	6,635	923	13.9	6,192	6,614	(422)	-6.4
Total Segments	105,922	85,784	20,138	23.5	89,004	73,334	15,670	21.4
Elimination	(15,003)	(12,600)	(2,403)	19.1	(14,610)	(12,651)	(1,959)	15.5
Total	$90,919	$73,184	$17,735	24.2%	$74,394	$60,683	$13,711	22.6%

Net Sales

Net sales were $90.9 million for the three months ended September 30, 2013, compared to $73.2 million for the same period in 2012, representing an increase of $17.7 million, or 24.2%. The increase was mainly due to the continuing growth of automotive market demand in China and the increased sales of newly developed products to North America.

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

In the third quarter of 2013, the Chinese government increased investment in infrastructure industries, such as railways and highways, which led to an increase in the sales of commercial vehicles in the China market. The Company’s sales of steering gears for commercial vehicles, one of the main products of the Company, also increased.

To compete with joint-brands' cars and address the over capacity issue, the domestic brands’ car manufacturers, which are the Company's main customers, had to lower their products' price to a certain level to attract end customers. The price pressure was passed on from the car manufacturers to the Company, which led to continuing price decreases for the Company’s main products.

In summary, the Company had an increase in sales volume leading to a sales increase of $15.6 million, a decrease in selling price leading to a sales decrease of $0.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $2.7 million.

Further analysis is as follows:

•
Net sales for Henglong were $55.8 million for the three months ended September 30, 2013, compared to $39.1 million for the same period in 2012, representing an increase of $16.7 million, or 42.7%, which was mainly due to an increase in sales volume for passenger vehicles in the China market. An increase in sales volume led to a sales increase of $16.5 million, a decrease in selling price led to a sales decrease of $0.9 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $1.2 million.

•
Net sales for Jiulong were $16.7 million for the three months ended September 30, 2013, compared to $15.4 million for the same period in 2012, representing an increase of $1.3 million, or 8.4%, which was mainly due to an increase in sales volume for commercial vehicles in the China market. An increase in sales volume led to a sales increase of $2.0 million, a decrease in selling price led to a sales decrease of $1.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.5 million.

•
Net sales for Shenyang were $9.1 million for the three months ended September 30, 2013, compared to $7.3 million for the same period in 2012, representing an increase of $1.8 million, or 24.7%, which was mainly due to an increase in sales volume for passenger vehicles in the China market. An increase in sales volumes led to a sales increase of $0.8 million, an increase in selling price led to a sales increase of $0.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.2 million.

•
Net sales for Wuhu were $4.9 million for the three months ended September 30, 2013, compared to $7.4 million for the same period in 2012, representing a decrease of $2.5 million, or 33.8%. The decrease of revenue from Wuhu was mainly due to Wuhu’s main customer adjusting its product mix in 2013 due to the shift in market demand and lower purchases from the Company.

•
Net sales for Hubei Henglong were $11.8 million for the three months ended September 30, 2013, compared to $10.0 million for the same period in 2012, representing an increase of $1.8 million, or 18.0%. Hubei Henglong’s products were all sold to the United States. The net sales increase was mainly due to sales of the newly developed products to a United States customer. An increase in sales volumes led to a sales increase of $1.3 million, an increase in selling price led to a sales increase of $0.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.3 million.

•
Net sales for Other Sectors were $7.6 million for the three months ended September 30, 2013, compared to $6.6 million for the same period in 2012, representing an increase of $1 million, or 15.2%, primarily due to sales of the new products,  which quantity has initially reached a considerable size during the three months ended September 30, 2013.

Cost of Sales

For the three months ended September 30, 2013, the cost of sales was $74.4 million, compared to $60.7 million for the same period of 2012, representing an increase of $13.7 million, or 22.6%. The increase in the cost of sales was mainly due to the net effect of a net increase in sales volumes which led to a cost of sales increase of $14.4 million, a decrease in unit cost which led to a cost of sales decrease of $3.0 million, and the appreciation of the RMB against the U.S. dollar which led to a cost of sales increase of $2.3 million. The decrease in the unit cost of sales was primarily due to a decrease in the cost of raw materials, including steel, enhanced production efficiency and strengthened cost-control. Further analysis is as follows:

•
Cost of sales for Henglong was $45.7 million for the three months ended September 30, 2013, compared to $30.9 million for the same period of 2012, representing an increase of $14.8 million, or 47.9%. This increase was mainly due to an increase in sales volumes which led to a cost of sales increase of $14.4 million, which was offset by a decrease in cost of sales of $0.5 million due to the decrease in unit material costs resulting from the adoption of technical innovations in the production processes in 2013, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of sales increase of $1.0 million.

•
Cost of sales for Jiulong was $14.8 million for the three months ended September 30, 2013, compared to $13.8 million for the same period of 2012, representing an increase of $1.0 million, or 7.2%. The increase in cost of sales was mainly due to an increase in sales volumes which led to a cost of sales increase of $1.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of sales increase of $0.4 million, which was offset by a decrease in unit cost which led to a cost of sales decrease of $0.4 million.

33

•
Cost of sales for Shenyang was $7.8 million for the three months ended September 30, 2013, compared to $6.3 million for the same period of 2012, representing an increase of $1.5 million, or 23.8%. The increase in cost of sales was mainly due to an increase in sales volumes which led to a cost of sales increase of $1.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of sales increase of $0.2 million, offset by a decrease in unit cost which led to a cost of sales decrease of $0.2 million.

•
Cost of sales for Wuhu was $4.7 million for the three months ended September 30, 2013, compared to $6.8 million for the same period of 2012, representing a decrease of $2.1 million, or 30.9%. The decrease in cost of sales was mainly due to a decrease in sales volumes and an increase in unit cost.

•
Cost of sales for Hubei Henglong was $9.8 million for the three months ended September 30, 2013, compared to $9.0 million for the same period of 2012, representing an increase of $0.8 million, or 8.9%. The increase in cost of sales was mainly due to an increase in sales volumes and a decrease in unit cost.

•
Cost of sales for Other Sectors was $6.2 million for the three months ended September 30, 2013, compared to $6.6 million for the same period of 2012, representing a decrease of $0.4 million, or 6.1%. The decrease in cost of sales was mainly due to an increase in sales volumes and a decrease in unit cost.

Gross margin was 18.2% for the three months ended September 30, 2013, representing a 1.1% increase from 17.1% for the same period of 2012, which was primarily due to greater sales volume, and lower unit cost mainly as a result of reduced costs of raw materials and technical improvements which enhanced production efficiency.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment and scraps. For the three months ended September 30, 2013, gain on other sales amounted to $5.0 million, while it amounted to $0.7 million for the same period of 2012, representing an increase of $4.3 million. The increase was mainly due to the gain of $4.1 million (before tax) for selling an idle land use right during the three months ended September 30, 2013, which represents the difference between the total selling price of $4.6 million and the net book value of $0.5 million of the land use right and plants.

Selling Expenses

Selling expenses were $2.6 million for the three months ended September 30, 2013, compared to $2.4 million for the same period of 2012, representing an increase of $0.2 million, or 8.3%, mainly due to an increase in sales volumes which led to an increase in warehouse rental fees of $0.1 million, and an increase in other expenses, such as transportation expenses and salaries and wages expenses of $0.1 million.

General and Administrative Expenses

General and administrative expenses were $2.8 million for the three months ended September 30, 2013, compared to $2.5 million for the same period of 2012, representing an increase of $0.3 million, or 12.0%, which was mainly due to an increase in property tax.

Research and Development Expenses

Research and development expenses were $5.1 million for the three months ended September 30, 2013, compared to $2.8 million for the three months ended September 30, 2012, representing an increase of $2.3 million, or 82.1%. The Company’s research and development expenses were mainly used for the development and trial production of EPS and other new products. Research and development expenditures have continued to be significant in the past three years. In summary, expenses for mold improvement increased by $0.7 million, external technical support fees increased by $0.4 million and the salaries and wages expenses of research and development related staff increased by $1.2 million.

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

Income from Operations

Income from operations was $11.0 million for the three months ended September 30, 2013, compared to $5.5 million for the three months ended September 30, 2012, representing an increase of $5.5 million, or 100.0%, including an increase of $4.0 million, or 32.0%, in gross profit, an increase of $4.3 million, in gain on other sales, and an increase of $2.9 million, or 37.7%, in operating expenses.

Other Income, Net

Other income was $0.5 million for  the three months ended September 30, 2013, compared to $0.2 million for  the three months ended September 30, 2012, an increase of $0.3 million, primarily as a result of increased government subsidies.

Financial Expenses / Income, Net

Financial income, net, was $0.7 million for the three months ended September 30, 2013, compared to financial expenses, net of $0.4 million for the three months ended September 30, 2012, representing a decrease of $1.1 million, which was mainly due to a decrease in bank loans which led a decrease in interest charges and an increase in time deposits which generated more interest income for the Company.

 Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $12.2 million for the three months ended September 30, 2013, compared to $5.2 million for the three months ended September 30, 2012, representing an increase of $7.0 million, which was mainly due to an increase in operating income of $5.5 million, an increase in other income of $0.3 million, and a decrease in financial expenses of $1.1 million.

Income Taxes

Income tax expense was 1.9 million for the three months ended September 30, 2013, compared to $0.9 million of income tax expense for the three months ended September 30, 2012, representing an increase of $1.0 million, which was mainly due to an increase in income before income tax. The income before income tax increased to $19.6 million for the three months ended September 30, 2013 from $5.2 million for the same period in 2012, offset by a decreased effective tax rate from 16.9% to 15.3% as a result of the increase of the weight of the pretax income of lower tax rate subsidiaries in the Company’s consolidated pretax income.

Net Income

Net income was $10.4 million for the three months ended September 30, 2013, compared to net income of $4.4 million for the three months ended September 30, 2012, representing an increase of $6.0 million, which was mainly due to an increase in income before income tax expenses and equity in earnings of affiliated companies of $7.0 million, offset by an increase in income tax expenses of $1.0 million.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $1.8 million and $1.0 million for the three months ended September 30, 2013 and 2012, respectively.

The Company owns equity interests in ten non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted for under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of September 30, 2013 and 2012. For the three months ended September 30, 2013 and 2012, the Company recorded $1.8 million and $1.0 million, respectively, for the non-controlling interests’ share in the earnings of the consolidated non-wholly owned subsidiaries.

Net Income Attributable to Parent Company

Net income attributable to parent company was $8.6 million for the three months ended September 30, 2013, compared to net income attributable to parent company of $3.4 million for the three months ended September 30, 2012, representing an increase of $5.2 million, reflecting an increase in net income.

Results of Operations—Nine Months Ended September 30, 2013 and 2012

The Company disposed of its 51% equity interest in Zhejiang in May 2012. Pursuant to ASC Topic 205-20, the business of Zhejiang is considered as discontinued operations. Previously reported condensed unaudited consolidated statements of operations and comprehensive income for the nine months ended September 30, 2012 presented have been adjusted to reflect the discontinued operations. Please refer to Note 26 to the condensed unaudited consolidated financial statements in this Report.

	Net Sales				Cost of Product Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2013	2012	Change		2013	2012	Change
Henglong	$177,836	$123,713	54,123	43.7%	$145,763	$97,062	$48,701	50.2%
Jiulong	56,735	54,572	2,163	4.0	49,519	47,457	2,062	4.3
Shenyang	28,164	21,090	7,074	33.5	24,888	18,456	6,432	34.9
Wuhu	17,113	24,208	(7,095)	-29.3	16,007	22,626	(6,619)	-29.3
Hubei Henglong	34,610	29,653	4,957	16.7	28,559	26,362	2,197	8.3
Other Sectors	24,866	28,160	(3,294)	-11.7	20,841	25,828	(4,987)	-19.3
Total Segments	339,324	281,396	57,928	20.6	285,577	237,791	47,786	20.1
Elimination	(53,353)	(46,914)	(6,439)	13.7	(53,881)	(46,820)	(7,061)	15.1
Total	$285,971	$234,482	$51,489	22.0%	$231,696	$190,971	$40,725	21.3%

Net Sales

Net sales were $286.0 million for the nine months ended September 30, 2013, compared to $234.5 million for the same period in 2012, representing an increase of $51.5 million, or 22.0%. The increase was mainly due to the continuing growth of automotive market demand in China and the increased sales of newly developed products to North America.

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

In summary, the Company had an increase in sales volume leading to a sales increase of $55.0 million, a decrease in selling price leading to a sales decrease of $8.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a sales increase of $5.4 million.

Further analysis is as follows:

•
Net sales for Henglong were $177.8 million for the nine months ended September 30, 2013, compared to $123.7 million for the same period in 2012, representing an increase of $54.1 million, or 43.7%, which was mainly due to an increase in sales volume for passenger vehicles in the China market. An increase in sales volume led to a sales increase of $58.7 million, a decrease in selling price led to a sales decrease of $7.0 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $2.4 million.

•
Net sales for Jiulong were $56.7 million for the nine months ended September 30, 2013, compared to $54.6 million for the same period in 2012, representing an increase of $2.1 million, or 3.8%, which was mainly due to an increase in sales volume for commercial vehicles in the China market. An increase in sales volume led to a sales increase of $3.4 million, a decrease in selling price led to a sales decrease of $2.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $1.0 million.

•
Net sales for Shenyang were $28.2 million for the nine months ended September 30, 2013, compared to $21.1 million for the same period in 2012, representing an increase of $7.1 million, or 33.5%, which was mainly due to an increase in sales volume for passenger vehicles in the China market. An increase in sales volumes led to a sales increase of $7.2 million, a decrease in selling price led to a sales decrease of $0.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.4 million.

•
Net sales for Wuhu were $17.1 million for the nine months ended September 30, 2013, compared to $24.2 million for the same period in 2012, representing a decrease of $7.1 million, or 29.3%. Since the majority of the products of Wuhu was sold to local Chinese brand auto manufacturers, the decreased demand for local Chinese brand autos from end-customers due to the aggressive pricing strategies adopted by Sino-foreign joint brand auto manufacturers led to the decrease in sales volumes and prices for Wuhu's products.

36

•
Net sales for Hubei Henglong were $34.6 million for the nine months ended September 30, 2013, compared to $29.7 million for the same period in 2012, representing an increase of $4.9 million, or 16.7%. Hubei Henglong’s products were all sold to the United States. The net sales increase was mainly due to sales of the newly developed products to a United States customer. An increase in sales volumes led to a sales increase of $3.3 million, an increase in selling price led to a sales increase of $1.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.6 million.

•
Net sales for Other Sectors were $24.9 million for the nine months ended September 30, 2013, compared to $28.1 million for the same period in 2012, representing a decrease of $3.2 million, or 11.7%, mainly due to lower sales volume of the new products launched in 2013 as compared to that of the old products sold in 2012.

Cost of Sales

For the nine months ended September 30, 2013, the cost of sales was $231.7 million, compared to $191.0 million for the same period of 2012, representing an increase of $40.7 million, or 21.3%. The increase in the cost of sales was mainly due to the net effect of a net increase in sales volumes which led to a cost of sales increase of $47.9 million, and the appreciation of the RMB against the U.S. dollar which led to a cost of sales increase of $4.6 million, offset by a decrease in unit cost which led to a cost of sales decrease of $11.8 million. The decrease in the unit cost of sales was primarily due to a decrease in the cost of raw materials, including steel, and enhanced production efficiency. Further analysis is as follows:

•
Cost of sales for Henglong was $145.8 million for the nine months ended September 30, 2013, compared to $97.1 million for the same period of 2012, representing an increase of $48.7 million, or 50.2%. This was mainly due to an increase in sales volumes which led to a cost of sales increase of $52.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of sales increase of $1.9 million, which were offset by the adoption of technical innovations in the production processes in 2013, and a decrease in unit material costs which led to a cost of sales decrease of $5.2 million.

•
Cost of sales for Jiulong was $49.5 million for the nine months ended September 30, 2013, compared to $47.5 million for the same period of 2012, representing an increase of $2.0 million, or 4.3%. The increase in cost of sales was mainly due to an increase in sales volumes which led to a cost of sales increase of $2.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of sales increase of $0.8 million, offset by a decrease in unit cost which led to a cost of sales decrease of $1.3 million.

•
Cost of sales for Shenyang was $24.9 million for the nine months ended September 30, 2013, compared to $18.5 million for the same period of 2012, representing an increase of $6.4 million, or 34.6%. The increase in cost of sales was mainly due to an increase in sales volumes which led to a cost of sales increase of $7.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of sales increase of $0.3 million, offset by a decrease in unit cost which led to a cost of sales decrease of $1.2 million.

•
Cost of sales for Wuhu was $16.0 million for the nine months ended September 30, 2013, compared to $22.6 million for the same period of 2012, representing a decrease of $6.6 million, or 29.3%. The decrease in cost of sales was mainly due to a decrease in sales volumes.

•
Cost of sales for Hubei Henglong was $28.6 million for the nine months ended September 30, 2013, compared to $26.4 million for the same period of 2012, representing an increase of $2.2 million, or 8.3%. The increase in cost of sales was mainly due to an increase in sales volumes which led to a cost of sales increase of $3.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of sales increase of $0.5 million, offset by a decrease in unit cost which led to a cost of sales decrease of $1.3 million.

•
Cost of sales for Other Sectors was $20.8 million for the nine months ended September 30, 2013, compared to $25.8 million for the same period of 2012, representing a decrease of $5.0 million, or 19.3%. The decrease in cost of sales was mainly due to a decrease in sales volume which led to a cost of sales decrease of $1.7 million, and a decrease in unit cost which led to a cost of sales decrease of $3.8 million, offset by the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of sales increase of $0.5 million.

Gross margin was 19.0% for the nine months ended September 30, 2013, representing a 0.4% increase from 18.6% for the same period of 2012, which was primarily due to a magnitude of decreases in unit cost that was greater than the magnitude of decreases in sales price.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment and scraps. For the nine months ended September 30, 2013, gain on other sales amounted to $6.8 million, while it amounted to $2.6 million for the same period of 2012, representing an increase of $4.2 million. The increase was mainly due to the gain of $4.1 million (before tax) for selling an idle land use right during the nine months ended September 30, 2013, which represents the difference between the total selling price of $4.6 million and the land use right’s and plant’s net value of $0.5 million.

Selling Expenses

Selling expenses were $9.6 million for the nine months ended September 30, 2013, compared to $6.7 million for the same period of 2012, representing an increase of $2.9 million, or 43.3%, mainly due to an increase in salaries and wages expenses of salesmen of $0.9 million, an increase in warehouse rental fees of $0.8 million, an increase in transportation expenses of $0.6 million, and an increase in other selling expenses of $0.6 million.

General and Administrative Expenses

General and administrative expenses were $10.2 million for the nine months ended September 30, 2013, compared to $9.0 million for the same period of 2012, representing an increase of $1.2 million, or 13.3%, which was mainly due to an increase in property tax.

Research and Development Expenses

Research and development expenses were $13.1 million for the nine months ended September 30, 2013, compared to $10.0 million for the nine months ended September 30, 2012, representing an increase of $3.1 million, or 31.0%. The Company’s research and development expenses were mainly used for the development and trial production of EPS and other new products. Research and development expenditures have continued to be significant in the past three years. In summary, expenses for mold improvement increased by $0.5 million, external technical support fees increased by $0.9 million and the salaries and wages expenses of research and development related staff increased by $1.7 million.

Income from Operations

Income from operations was $28.1 million for the nine months ended September 30, 2013, compared to $20.4 million for the nine months ended September 30, 2012, representing an increase of $7.7 million, or 37.7%, including an increase of $10.8 million, or 24.7%, in gross profit, an increase of $4.2 million, in gain on other sales, and an increase of $7.1 million, or 27.7%, in operating expenses.

Other Income, Net

Other income, net, was $0.6 million for the nine months ended September 30, 2013, compared to $0.3 million for the nine months ended September 30, 2012, an increase of $0.3 million, or 100.0%, primarily as a result of increased government subsidies.

Financial Income /Expenses, Net

Financial income, net was $0.4 million for the nine months ended September 30, 2013; compared to financial expenses, net of $1.9 million for the nine months ended September 30, 2012, representing a decrease of $2.3 million, which was mainly due to the fact that the Company had redeemed all convertible notes by May 2012. Therefore, there were no financial expenses associated with convertible notes for the nine months ended September 30, 2013.

Loss on Change in Fair Value of Derivative

Loss on change in fair value of derivative was $0.5 million for the nine months ended September 30, 2012. The Company had redeemed all outstanding convertible notes on May 25, 2012. Therefore, there was no gain or loss on change of fair value of derivative associated with convertible notes for the nine months ended September 30, 2013.

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company's common stock, which has a high estimated volatility. Derivative financial instruments are initially and subsequently carried at fair values and gain or loss on change in fair value of derivative liabilities is equal to the difference between the beginning and ending balances of the Company's derivative liabilities (see Note 24). As of January 1, 2012 and September 30, 2012, the Company calculated the fair value of derivative liabilities to be $0.6 million and $nil, respectively. Therefore the Company recorded a loss on change in fair value of derivative of $0.5 million for the nine months ended September 30, 2012.

Gain on Redemption of Convertible Notes

For the nine months ended September 30, 2012, the Company recorded a gain of $1.4 million for the redemption of all the outstanding convertible notes on May 25, 2012. As all convertible notes were redeemed in 2012, there was no gain on redemption of convertible notes for the nine months ended September 30, 2013.

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $29.1 million for the nine months ended September 30, 2013, compared to $19.8 million for the nine months ended September 30, 2012, representing an increase of $9.3 million, which was mainly due to an increase in operating income of $7.7 million, a decrease in financial expenses of $0.3 million, a decrease in loss on change in fair value of derivative of $0.5 million, and a decrease in gain on redemption of convertible notes of $1.4 million.

Income Taxes

Income tax expense was $5.2 million for the nine months ended September 30, 2013, compared to $3.7 million of income tax expense for the nine months ended September 30, 2012, representing an increase of $1.5 million, or 40.5%, which was mainly due to an increase in income before income tax. The income before income tax increased to $36.6 million for the nine months ended September 30, 2013 from $19.8 million for the same period in 2012, offset by a decrease in the effective tax rate from 18.5% to 17.8%, mainly due to an increase in the weight of the pretax income of lower tax rate subsidiaries in the Company’s consolidated pretax income.

Income From Continuing Operations

Net income from continuing operations was $24.2 million for the nine months ended September 30, 2013, compared to $16.3 million for the nine months ended September 30, 2012, representing an increase of $7.9 million, which was mainly due to an increase in income before income tax expenses and equity in earnings of affiliated companies of $9.3 million and an increase in income tax expenses of $1.5 million.

Income From Discontinued Operations

The Company sold its 51% equity interest in Zhejiang in May 2012 (see Note 26). The net income from the discontinued operations was $2.6 million for the nine months ended September 30, 2012, which included a gain on such sale of $2.5 million (after tax) and net operating income of $0.1 million.

Net Income

Net income was $24.2 million for the nine months ended September 30, 2013, compared to net income of $18.9 million for the nine months ended September 30, 2012, representing an increase of $5.3 million, which was mainly due to an increase in income from continuing operations of $7.9 million, offset by a decrease in income from discontinued operations of $2.6 million.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $4.6 million for the nine months ended September 30, 2013, compared to $3.3 million for the nine months ended September 30, 2012, representing an increase of $1.3 million, or 39.4%, primarily due to the increase in non-wholly owned subsidiaries’ net income.

The Company owns equity interests in ten non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted for under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, the Company recorded $4.6 million and $3.2 million, respectively, for the non-controlling interests’ share in the earnings of the consolidated non-wholly owned subsidiaries.

Net Income Attributable to Parent Company

Net income attributable to parent company was $19.5 million for the nine months ended September 30, 2013, compared to net income attributable to parent company of $15.7 million for the nine months ended September 30, 2012, representing an increase of $3.8 million, reflecting an increase in net income.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of September 30, 2013, the Company had cash and cash equivalents of $54.7 million, compared to $87.6 million as of December 31, 2012, representing a decrease of $32.9 million, or 37.6%.

The Company had working capital of $164.4 million as of September 30, 2013, compared to $138.7 million as of December 31, 2012, representing an increase of $25.7 million, or 18.5%.

The Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The Company believes that, in view of its current cash position as of September 30, 2013, the cash expected to be generated from the operations and funds available from bank borrowings as detailed in subsequent paragraphs will be sufficient to meet its working capital and capital expenditure requirements (including the repayment of bank loans) for at least twelve months commencing from September 30, 2013.

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

The Company had short-term bank and government loans of $42.2 million, including bank loans of $35.7 million and a government loan of $6.5 million (see Note 13); and bankers’ acceptances of $70.5 million (see Note 14) as of September 30, 2013.

The Company currently expects to be able to obtain similar bank loans (i.e., RMB loans) and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements (see the table under “Bank Arrangements” below for more information). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be lowered by approximately $14.5 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $14.5 million as of the maturity date of such line of credit agreements (see the table under “Bank Arrangements” below for more information). The Company can still obtain a reduced line of credit with a reduction of $8.4 million, which is 57.8% (the mortgage rate) of $14.5 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

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

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB216.1 million (equivalent to approximately $35.1 million). The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013. On May 7, 2013, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2014. The interest rate of the Credit Facility under the extended term is calculated based on the three-month LIBOR plus 2.0% per annum, Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged. As of September 30, 2013, the interest rate of the Credit Facility was 2.25%.

Bank Arrangements

As of September 30, 2013, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available (4)	Amount Used		Assessed Mortgage Value (6)
1. Comprehensive credit facilities	Bank of China	Mar 2014	$22,934	$9,706		$15,662

2. Comprehensive credit facilities	Jingzhou Commercial Bank	Jun 2014	32,531	18,452		62,563

3. Comprehensive credit facilities(5)	China Construction Bank	Sep 2013	11,386	1,627		30,782

4. Comprehensive credit facilities(1)	Shanghai Pudong Development Bank	Dec 2013	16,265	12,077		13,187

5. Comprehensive credit facilities(1)	China CITIC Bank	Nov 2013	16,916	11,257		15,135

6. Comprehensive credit facilities	China Everbright Bank	Aug 2014	4,880	4,106		8,329

7. Comprehensive credit facilities	ICBC Macau	May 2014	30,000	30,000		35,149

Total			$134,912	$87,225	(2)	$180,807	(3)

(1)
Henglong’s comprehensive credit facility provided by China CITIC Bank and each of Henglong and Jielong’s comprehensive credit facilities provided by Shanghai Pudong Development Bank, are required to be guaranteed by Jiulong, another subsidiary of the Company, in addition to the above pledged assets.

(2)
The amount used includes bank loans of $35.7 million and notes payable of $51.5 million as of September 30, 2013. The remainder of $19.0 million of notes payable was 100% secured by bank notes without utilization of credit lines.

(3)	As of September 30, 2013, the pledged assets included $50.8 million accounts and notes receivable and other pledged assets with assessed value of $130.0 million.

(4)
The amount available is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)
As at the date of this report, the comprehensive credit facilities with China Construction Bank have expired. The Company is negotiating the renewal of the credit facilities with the bank and expects to obtain the renewal in late November 2013. As the Company has obtained sufficient  comprehensive lines of credit from other banks, the Company does not anticipate any significant adverse impact on its financial position if the Company fails to renew the same.

(6)	The pledged cash deposits, which are disclosed in Note 3 to the consolidated financial statements in this Report, were not included in the assessed mortgage value.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company renewed its existing short-term bank loans and borrowed new bank loans during 2013 at annual interest rates of 2.25% to 7.20%, and maturity terms of twelve months. Pursuant to the comprehensive credit line arrangement the Company pledged: (1) accounts receivable of $15.7 million as security for its comprehensive credit facility with the Bank of China; (2) equipment with an assessed value of approximately $62.6 million as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; (3) equipment, land use rights and buildings with an assessed value of approximately $30.8 million as security for its comprehensive credit facility with China Construction Bank; (4) land use rights and buildings with an assessed value of approximately $13.2 million as security for its comprehensive credit facility with Shanghai Pudong Development Bank; (5) land use rights and buildings with an assessed value of approximately $15.1 million as security for its comprehensive credit facility with China CITIC Bank; (6) land use rights and buildings with an assessed value of approximately $8.3 million as security for its comprehensive credit facility with China Everbright Bank; and (7) $35.1 million of notes receivable held by Henglong.

Cash Requirements

The following table summarizes the Company’s expected cash outflows resulting from financial contracts and commitments (in thousands of USD). The Company has not included information on its recurring purchases of materials for use in its manufacturing operations. These amounts are generally consistent from year to year, closely reflecting the Company’s levels of production, and are not long-term in nature (being less than three months in length).

		Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term loan including interest payable	$42,957	$42,957	$-	$-	$-
Notes payable (1)	70,483	70,483	-	-	-
Other contractual purchase commitments, including service agreements	9,445	6,883	2,562	-	-
Total	$122,885	$120,323	$2,562	$-	$-

(1)	Notes payable do not bear interest.

Short-term Loans

The following table summarizes the contract information of short-term borrowings among the banks and the government of the PRC and the Company as of September 30, 2013 (figures are in thousands of USD):

Bank / PRC Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Percentage Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
ICBC Macau	Working Capital	13 May 2013	12	2.25%	Pay quarterly	13 May 2014	30,000
China CITIC Bank	Working Capital	7 Aug 2013	12	7.20%	Pay monthly	7 Aug 2014	2,440
Jingzhou Commercial Bank	Working Capital	26 Jun 2013	6	5.04%	Pay monthly	26 Dec 2013	1,627
China Construction Bank	Working Capital	18 Jul 2013	12	6.00%	Pay monthly	18 Jul 2014	1,626
Financial Bureau of Jingzhou Development Zone	Working Capital	31 Jan 2013	11	0.00%	-	31 Dec 2013	6,506
Total							$42,199

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

Management believes that the Company had complied with such financial covenants as of September 30, 2013, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of September 30, 2013 (figures are in thousands of USD):

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital (1)	3-6	Oct -13	$12,069
Working Capital	3-6	Nov -13	9,455
Working Capital	3-6	Dec -13	8,594
Working Capital	3-6	Jan -14	16,102
Working Capital	3-6	Feb -14	11,947
Working Capital	3-6	Mar -14	12,316
Total (Note 14)			$70,483

(1)	The notes payable was repaid in full in October 2013.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of September 30, 2013, and believes it will continue to comply with them.

Cash Flows

(a)	Operating activities

Net cash provided by operations during the nine months ended September 30, 2013 was $0.6 million, compared to net cash provided by operations of $11.4 million for the same period of 2012, representing a decrease of $10.8 million.

During the nine months ended September 30, 2013, the decrease in net cash provided by operations was mainly due to the net effect of: (1) the increase in net income (excluding non-cash items) by $4.4 million; (2) the change in balance of pledge deposits which led to an increase in net cash provided by operations of $6.5 million; (3) the change in balance of accounts and notes receivable which led to a decrease in net cash provided by operations of $32.1 million, which was mainly due to the sales of the Company’s goods generally on credit terms which range from 4 to 6 months, and the fact that, during the nine months ended September 30, 2013, there was a significant rise in sales revenue of the Company’s products which led to an increase in the ending balance of accounts receivable; (4) the change in balance of inventories which led to a decrease in net cash provided by operations of $4.8 million, which was mainly due to the increase in inventory as a result of an increase in sales; (5) the change in balance of accounts and notes payable which led to an increase in net cash provided by operations of $6.7 million, which was mainly due to an increase in purchases of raw materials by the Company for the nine months ended September 30, 2013. The credit terms for the Company’s suppliers generally range from 4 to 6 months, and as a result, the ending balance of account payable significantly increased; and (6) the change of balance of accrued expenses and other accounts payable, which led to an increase in net cash provided by operation of $10.2 million.

(b)	Investing activities

The Company used net cash of $34.9 million in investment activities during the nine months ended September 30, 2013, compared to $14.5 million during the same period of 2012, representing an increase of $20.4 million, which was mainly due to an increase in receipt of cash from sale of property, plant and equipment of $5.7 million, a decrease in the payment for the acquisition of equipment of $7.9 million, an increase in bank deposit with original maturities of over three months of $32.2 million (see Note 4) and a net cash increase of $3.6 million pursuant to the Company’s sale of its 51% equity interest in Zhejing (see Note 25) in May 2012.

(c)	Financing activities

During the nine months ended September 30, 2013, the Company used net cash of $0.6 million in financing activities, compared to net cash of $3.1 million provided by financing activities for the same period of 2012, representing a decrease of $3.7 million, which was mainly due to the net effect of: (1) the proceeds from government and bank loan having decreased by $20.8 million and the repayment of bank loan having increased by $7.7 million; (2) the dividends paid to the non-controlling interests having decreased by $1.0 million; and (3) during the nine months ended September 30, 2012, the Company redeemed all of its convertible notes which resulted in a $23.6 million cash outflow.

Off-Balance Sheet Arrangements

As of September 30, 2013 and 2012, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

A.     Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2013. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

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

B. Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Securities Action - Southern District of New York.  On October 25, 2011, a purported securities class action (the “Securities Action”) was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period to between May 12, 2009 and March 17, 2011. The amended complaint alleges that the Company, certain of its present officers and directors and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and seeks unspecified damages. The Company filed a motion to dismiss the amended complaint, which was fully briefed on April 18, 2012. On August 8, 2012, the court denied the Company’s motion to dismiss the amended complaint. On September 4, 2012, the Company filed an answer to the amended complaint. On January 15, 2013, Plaintiffs filed a motion to certify the purported class, which was fully briefed on April 8, 2013. On May 31, 2013, the court denied plaintiffs’ motion to certify the purported class, and, on July 3, 2013, the court issued its order and opinion. On July 17, 2013, plaintiffs filed a petition for permission to appeal the order denying class certification, and, on August 1, 2013, the Company filed an answer in opposition to the petition. On October 23, 2013, the Court of Appeals for the Second Circuit denied plaintiffs’ petition for permission to appeal. On December 12, 2013, the district court is scheduled to hold a status conference regarding plaintiffs’ remaining individual claims.  The Company believes that the allegations in the amended complaint are without merit and intends to defend itself vigorously against the claims.

The above-referenced action does not specify an amount of damages that the plaintiffs seek. Moreover, this matter has not reached the merits of the plaintiffs’ claims. With no merits discovery having been commenced, the Company cannot determine whether an adverse outcome is probable, nor can it provide a reasonable estimate of potential losses related to this matter. Although the Company believes that it has meritorious defenses to this action and intends to defend it vigorously, an adverse outcome in this matter could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

Derivative Action - Delaware Chancery Court. On December 23, 2011, a purported shareholder derivative action was filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”) on behalf of the Company. The complaint alleged that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of convertible notes issued in February 2008. On January 25, 2012, a second purported shareholder derivative action was filed in the Court of Chancery on behalf of the Company. On February 3, 2012, the Court of Chancery consolidated the two cases, which were stayed pending the outcome of the motion to dismiss in the Securities Action. On October 23, 2012, the derivative plaintiffs filed a consolidated amended complaint on behalf of the Company (the “Derivative Action”). The consolidated complaint alleged that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of the convertible notes issued in February 2008. The consolidated complaint sets forth three causes of action for breach of fiduciary duties, unjust enrichment and insider trading. On January 7, 2013, the Company filed a motion to dismiss the Derivative Action. That motion was fully briefed on February 28, 2013, and oral argument was held before the Court of Chancery on May 6, 2013. On August 30, 2013, the Court of Chancery dismissed all of the derivative plaintiffs’ claims with prejudice. The time for the derivative plaintiffs to appeal the Court of Chancery’s decision expired on September 30, 2013 and, accordingly, the Derivative Action has terminated.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s share repurchase activity for the three months ended September 30, 2013 (in thousands of USD):

Issuer Purchases of Equity Securities
Approximate dollar value
			Total number of	of
	Total number		shares	shares that may yet be
	of		purchased as part of	purchased as part of
	shares	Average price paid per	publicly announced	publicly
Period	purchased	share	programs (1)	announced program

July 1, 2013 to July 31, 2013	-	$-	-	$-

August 1, 2013 to August 31, 2013	-	$-	-	$-

September 1, 2013 to September 30, 2013	-	$-	-	$-

Total	-	$-	-	$-

(1)
On August 15, 2012, the Board of Directors of the Company approved a share repurchase program under which the Company may repurchase up to $5.0 million of its common stock for a period from August 13, 2012 to August 12, 2013. The repurchase program does not obligate the Company to repurchase a minimum number of shares, and the program may be suspended or canceled without prior notice. As at September 30, 2013, the share repurchase program has expired.

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

101+
The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, were filed on November 13, 2013 formatted in Extensible Business Reporting Language (XBRL):

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: November 13, 2013	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: November 13, 2013	By:	/s/ Jie Li
Jie Li
Chief Financial Officer

