Form 10-K
period 2013-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2014-03-31
CIK 1157762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-33123

CHINA AUTOMOTIVE SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0885775
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

No. 1 Henglong Road, Yu Qiao Development Zone
Shashi District, Jing Zhou City Hubei Province
The People’s Republic of China	434000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code – (86) 716-412-7901

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The Nasdaq Capital Market

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
Yes  ☐             No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013, based upon the price of $5.15 that was the closing price of the common stock as reported on the NASDAQ Stock Market under the symbol “CAAS” on such date, was approximately $41.5 million.

The Company has 28,043,019 shares of Common Stock outstanding as of March 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA AUTOMOTIVE SYSTEMS, INC.

FORM 10-K

Cautionary Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Annual Report or other reports or documents the Company files with the Securities and Exchange Commission, the “SEC,” from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-K is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

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

Set forth below is an organizational chart as at December 31, 2013.

China Automotive Systems, Inc. [NASDAQ:CAAS]
↓100%					↓100%
Great Genesis Holdings Limited					Henglong USA Corporation
↓
↓100.00%							↓70%
Hubei							Shenyang Jinbei
Henglong							Henglong
Automotive							Automotive
System Group							Steering System
Co., Ltd.							Co., Ltd.
“Hubei Henglong”[1]							“Shenyang”[2]
↓
↓80%	↓81%	↓83.34%	↓77.33%	↓85%	↓50.00%	↓70%	↓80.00%
Jingzhou	Shashi	Universal	Wuhu	Wuhan	Beijing	Chongqing	CAAS
Henglong	Jiulong	Sensor	Henglong	Jielong	Henglong	Henglong	Brazil’s
Automotive	Power	Application,	Automotive	Electric	Automotive	Hongyan	Imports And
Parts Co.,	Steering	Inc.	Steering	Power	System Co.,	Automotive	Trade In
Ltd.	Gears		System Co.,	Steering Co.,	Ltd.,	System	Automotive
“Henglong”[3]	Co., Ltd.	“USAI”[5]	Ltd.	Ltd	“Beijing	Co., Ltd	Parts Ltd.,
	“Jiulong”[4]		“Wuhu”[6]	“Jielong”[7]	Henglong”[8]	“Chongqing Henglong”[9]	“Brazil
↓80.00%							Henglong”[10]
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

10.
On August 21, 2012, Hubei Henglong established a Sino-foreign joint venture company with two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. The joint-venture company, Brazil Henglong, engages mainly in the import and sales of automotive parts in Brazil. The new joint venture is located in Brazil and has a registered capital of $1.0 million (equivalent to BRL1.6 million), of which $0.8 million (equivalent to BRL1.3 million), or 80%, is held by Hubei Henglong, and of which $0.2 million (equivalent to BRL0.3 million), or 20%, is held by Mr. Ozias Gaia Da Silva and Mr. Ademir Dal’ Evedove. As of December 31, 2012, Hubei Henglong and Mr. Ozias Gaia Da Silva and Mr. Ademir Dal’ Evedove have completed their capital contributions.

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

INTELLECTUAL PROPERTY RIGHTS

 Intellectual Property rights, “IP,” are important in helping the Company maintain its competitive position. Currently, the Company owns IP rights, including two trademarks covering automobile parts, “HL” and “JL,” and more than eighty-five patents registered in China covering power steering technology. The Company is in the process of integrating new advanced technologies such as electronic chips in power steering systems into its current production line and is pursuing aggressive strategies in technology to maintain a competitive edge within the automobile industry. In December 2009, the Company, through Henglong, formed Testing Center and cooperated with Nanyang Ind. Co. Ltd. and Tsinghua University to engage in the research and development of new products, such as EPS, integral rack and pinion power steering and high pressure power steering, to optimize current products design and to develop new, cost-saving manufacturing processes.

STRATEGIC PLAN

The Company’s short to medium term strategic plan is to focus on both domestic and international market expansion. To achieve this goal and higher profitability, the Company focuses on brand recognition, quality control, decreasing costs, research and development and strategic acquisitions. Set forth below are the Company’s programs:

—	Brand Recognition. Under the brands of Henglong and Jiulong, the Company offers four separate series of power steering sets and 310 models of power steering sets, steering columns and steering hoses.

—	Quality Control. The Henglong and Jiulong manufacturing facilities obtained the ISO/TS 16949 System Certification in January 2004, a well-recognized quality control system in the auto industry developed by TUVRheindland of Germany.

—	Decreasing Cost. By improving the Company’s production ability and enhancing equipment management, optimizing the process and products structure, perfecting the supplier system and cutting production cost, the Company’s goal is to achieve a more competitive profit margin.

—	Research and Development. The Company established Testing Center for the research and development of products and, by partnering with Nanyang Ind. Co. Ltd. and Tsinghua University for the development of advanced steering systems, the Company’s objective is to gain increased market share in China.

—	International Expansion. The Company has entered into agreements with several international vehicle manufacturers and auto parts modules suppliers and carried on preliminary negotiations regarding future development projects.

—	Acquisitions. The Company is exploring opportunities to create long-term growth through new ventures or acquisitions of other auto component manufacturers. The Company will seek acquisition targets that meet the following criteria:

•	companies that can be easily integrated into product manufacturing and corporate management;

•	companies that have strong joint venture partners that would become major customers; and

•	companies involved with power steering systems.

CUSTOMERS

The Company’s ten largest customers represented 71.9% of the Company’s total sales for the year ended December 31, 2013. The following table sets forth information regarding the Company’s ten largest customers.

Percentage of Total
Name of Major Customers	Revenue in 2013
Chrysler North America	11.1%
SAIC GM Wuling Automobile Co.	8.9%
Zhejiang Geely Holding Group	7.8%
Baoding Great Wall Automobile Holding Co., Ltd.	7.7%
Shengyang Brilliance Jinbei Automobile Co., Ltd.	7.3%
BYD Auto Co., Ltd	6.8%
Beiqi Foton	6.5%
Dongfeng Auto Group Co., Ltd.	6.3%
China FAW Group Corporation	4.8%
Chery Automobile Co., Ltd.	4.7%
Total	71.9%

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

SALES AND MARKETING

The Company’s sales and marketing team has 106 sales persons, which are divided into an OEM team, a sales service team and a working group dedicated to international business. These sales and marketing teams provide a constant interface with the Company’s key customers. They are located in all major vehicle producing regions to represent more effectively the Company’s customers’ interests within the Company’s organization, to promote their programs and to coordinate their strategies with the goal of enhancing overall service and satisfaction. The Company’s ability to support its customers is further enhanced by its broad presence in terms of sales offices, manufacturing facilities, engineering technology centers and joint ventures.

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

EMPLOYEES AND FACILITIES

As of December 31, 2013, the Company employed approximately 3,835 persons, including approximately:

•	2,566 by Henglong (including Testing Center formed by Henglong) and Jiulong;
•	306 by Shenyang;
•	28 by USAI;
•	143 by Wuhu;
•	238 by Jielong;
•	412 by Hubei Henglong;
•	12 by HLUSA;
•	125 by Chongqing Henglong; and
•	5 by Brazil Henglong.

As of December 31, 2013, each of Henglong and Jiulong (as a whole), Shenyang, Wuhu, Jielong and Hubei Henglong (as a whole), and Chongqing Henglong had a manufacturing and administration area of 150,689 square meters, 35,354 square meters, 83,750 square meters, 170,520 square meters and 17,188 square meters, respectively. The area of manufacturing facilities of Henglong was reduced due to the sale of the land use right of Henglong in the third quarter of 2013 (see Notes 9 and 20 to the consolidated financial statements in this Report).

Hubei Province, which is home to Dongfeng, one of the largest automakers in China, provides an ample supply of inexpensive but skilled labor to automotive-related industries. The annual production of one of the Company’s main products, power steering gear, was approximately 4.3 million units and 3.5 million units in 2013 and 2012, respectively. Although the production process continues to rely heavily on manual labor, the Company has invested substantially in high-level production machinery to improve capacity and production quality. Approximately $48.6 million was spent over the last three years to purchase professional-grade equipment and extend workshops, approximately 77.9% of which has been used in the production process as of December 31, 2013.

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

The Company’s purchases from its ten largest suppliers represented in the aggregate 24.0% of all components and raw materials it purchased for the year ended December 31, 2013, and none of them provided more than 10% of total purchases.

All components and raw materials are available from numerous sources. The Company has not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally does not carry inventories of these items in excess of what is reasonably required to meet its production and shipping schedules.

RESEARCH AND DEVELOPMENT

The Company owns the Testing Center, a Hubei Provincial-Level technical center, which has been approved by the Hubei Economic Commission. The center has a staff of about 306, including 35 senior engineers, 6 foreign experts and 195 engineers, primarily focusing on steering system R&D, tests, production process improvement and new material and production methodology application.

In addition, the Company has partnered with Tsinghua University to establish a steering system research center, called Tsinghua Henglong Automobile Steering Research Institute, for the purposes of R&D and experimentation for EPS.

The Company believes that its engineering and technical expertise, together with its emphasis on continuing research and development, allow it to use the latest technologies, materials and processes to solve problems for its customers and to bring new, innovative products to market. The Company believes that continued research and development activities, including engineering, are critical to maintaining its pipeline of technologically advanced products. The Company has aggressively managed costs in other portions of its business in order to increase its total expenditures for research and development activities, including engineering, at approximately $20.9 million, $14.9 million for the years ended December 31, 2013 and 2012, respectively. The significant increase in 2013 is mainly due to the large expenditure in EPS R&D, because the Company believes demands for new EPS products will increase significantly in the future. In 2012 and 2013, the sales of such newly developed products accounted for about 13.4% and 9.3%, respectively, of total sales.

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

CHINESE AUTOMOBILE INDUSTRY

The Company is a supplier of automotive parts and most of its operations are located in China. An increase or decrease in the output and sales of Chinese vehicles could result in an increase or decrease of the Company’s results of operations. According to the latest statistics from the China Association of Automobile Manufacturers, “CAAM,” in 2013, the output and sales volume of vehicles in China have reached 22.12 million and 21.98 million units, respectively, an increase of 14.8% and 13.9% compared to 2012. The output and sales volume of passenger vehicles in 2013 was 18.09 million and 17.93 million units respectively, an increase of 16.5% and 15.7% compared to 2012. The output and sales volume of commercial vehicles in 2013 was 4.03 million and 4.06 million units, respectively, an increase of 7.6% and 6.4% compared to 2012. Accordingly, in 2013, the Company’s sales of steering gear for passenger vehicles and commercial vehicles increased by 23.9% and 11.0%, respectively, compared to 2012.

With the recovery of the overall economy of China and the continued increase in the income of China’s urban and rural residents, the automobile industry had double-digit growth in 2013. Industry analysts expect that market growth will continue in 2014 at an annual rate of about 8% to 10%.

Management believes that the continuing development of the highway system will have a significant positive long-term impact on the manufacture and sale of private automobiles in the PRC. Statistics from the Ministry of Transport show that 100,000 kilometers of highway and 8,000 kilometers of expressway were built in 2013. Total highways and expressways in the PRC now amount to 4,242,000 kilometers and 104,000 kilometers, respectively.

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

During 2013, the Company did not make any material capital expenditures relating to environmental compliance.

FINANCIAL INFORMATION AND GEOGRAPHIC AREAS

Financial information about sales and long-term assets by major geographic region can be found in Note 32, “Segment Reporting” to the consolidated financial statements in this Report. The following table summarizes the percentage of sales and total assets by major geographic regions:

	Net Sales		Long-term assets
	Year Ended December 31,		As of December 31
	2013	2012	2013	2012

Geographic region:
United States	12.11%	12.94%	0.93%	0.81%
China	87.65	86.57	99.06	99.17
Other foreign countries	0.24	0.49	0.01	0.02
Total consolidated	100.00%	100.00%	100.00%	100.00%

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

For the year ended December 31, 2013, approximately 11.1% , 8.9%, 7.8% and 7.7% of the Company’s sales were to Chrysler North America, SAIC GM Wuling Automobile Co., Zhejiang Geely Holding Co., Ltd. and Baoding Great Wall Automobile Holding Co., Ltd., the Company’s four largest customers in 2013, respectively. In total, these four largest customers accounted for 35.5% of total sales in 2013. For the year ended December 31, 2012, approximately 11.7%, 9.4%, 9.0% and 7.9% of the Company’s sales were to Chrysler North America, Zhejiang Geely Holding Co., Ltd., Chery Automobile Co., Ltd. and Dongfeng Auto Group Co., Ltd., the Company’s four largest customers in 2012, respectively. In total, these four largest customers accounted for 38.0% of the total sales in 2012. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

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

The Company’s management controls approximately 72.01% of its outstanding common stock and may have conflicts of interest with the Company’s minority stockholders.

As of December 31, 2013, members of the Company’s management beneficially own approximately 72.01% of the outstanding shares of the Company’s common stock. As a result, except for the related party transactions that require approval of the audit committee of the board of directors of the Company, these majority stockholders have control over decisions to enter into any corporate transaction, which could result in the approval of transactions that might not maximize overall stockholders’ value. Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock. The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders. The Company regularly engages in transactions with entities controlled by one or more of its officers and directors, including those controlled by Mr. Hanlin Chen, the chairman of the board of directors of the Company and its controlling stockholder.

There is a limited public float of the Company’s common stock, which can result in the Company’s stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock or derivative securities.

There is a limited public float of the Company’s common stock. As of December 31, 2013, approximately 27.99% of the Company’s outstanding common stock is considered part of the public float. The term “public float” refers to shares freely and actively tradable on the NASDAQ Capital Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act. As a result of the limited public float and the limited trading volume on some days, the market price of the Company’s common stock can be volatile, and relatively small changes in the demand for or supply of the Company’s common stock can have a disproportionate effect on the market price for its common stock. This stock price volatility could prevent a security holder seeking to sell the Company’s common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

The Company is subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stock” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of December 31, 2013, the closing price for the Company’s common stock was $7.93. If the Company’s stock is a “penny stock”, it may become subject to Rule 15g-9 under the Securities Exchange Act of 1934, the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors,” generally, individuals with a net worth in excess of $1.0 million or annual incomes exceeding $0.2 million, or $0.3 million together with their spouses. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of purchasers to sell any of the Company’s securities in the secondary market.

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

On March 17, 2011, the Company announced that it had identified historical accounting errors relating to the accounting treatment of the Company’s convertible notes issued on February 15, 2008. The accounting errors resulted in the misstatement of certain charges since the first quarter of 2009. The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. The Company’s review was overseen by the audit committee of the board of directors of the Company, the “Audit Committee,” with the assistance of management and accounting consultants engaged by management. The Audit Committee concluded on March 12, 2011 that the Company’s previously issued audited consolidated financial statements as of and for the year ended December 31, 2009, and related auditors’ report, and unaudited interim consolidated financial statements as of and for the quarterly periods ended March 31, June 30 and September 30, 2010 should no longer be relied upon because of these errors in the financial statements. The Company’s board of directors agreed with the Audit Committee’s conclusions. After analyzing the size and timing of the errors, the Company determined that, in the aggregate, the errors were material. The Company restated its previously issued financial statements for the years ended December 31, 2009 and 2008 on June 28, 2011.

Securities Action - Southern District of New York. On October 25, 2011, a purported securities class action, the “Securities Action,” was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period to between May 12, 2009 and March 17, 2011. The amended complaint alleges that the Company, certain of its present officers and directors, and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and seeks unspecified damages. The Company filed a motion to dismiss the amended complaint, which was fully briefed on April 18, 2012. On August 8, 2012, the court denied the Company’s motion to dismiss the amended complaint. On September 4, 2012, the Company filed an answer to the amended complaint. On January 15, 2013, plaintiffs filed a motion to certify the purported class, which was fully briefed on April 8, 2013. On May 31, 2013, the court denied plaintiffs’ motion to certify the purported class, and, on July 3, 2013, the court issued its order and opinion. On July 17, 2013, plaintiffs filed a petition for permission to appeal the order denying class certification, and, on August 1, 2013, the Company filed an answer in opposition to the petition. On October 23, 2013, the Court of Appeals for the Second Circuit denied plaintiffs’ petition for permission to appeal. On December 6, 2013, plaintiffs filed a motion for preliminary approval of a settlement with the Company’s former independent accounting firm and certification of a proposed settlement class. On January 7, 2014, the district court held a status conference. On January 15, 2014, the district court denied plaintiffs’ motion for preliminary approval of settlement and certification of a proposed settlement class. On February 20, 2014, the district court held a telephonic status conference regarding plaintiffs’ remaining individual claims and issued a scheduling order setting deadlines for fact and expert discovery (May 30, 2014 and June 30, 2014, respectively), motions for summary judgment (August 1, 2014), and pretrial materials (September 25, 2014). The Company and plaintiffs have reached a settlement in principle and, on March 28, 2014, entered into a settlement agreement, which includes a dismissal of all claims by plaintiffs against the Company and its current and former officers and directors, with no admission of any wrongdoing or liability. The settlement is not material to the consolidated financial statements for the year ended December 31, 2013.

Derivative Action - Delaware Chancery Court. On December 23, 2011, a purported shareholder derivative action was filed in the Court of Chancery of the State of Delaware, the “Court of Chancery,” on behalf of the Company. The complaint alleged that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of convertible notes issued in February 2008. On January 25, 2012, a second purported shareholder derivative action was filed in the Court of Chancery on behalf of the Company. On February 3, 2012, the Court of Chancery consolidated the two cases, which were stayed pending the outcome of the motion to dismiss in the Securities Action. On October 23, 2012, the derivative plaintiffs filed a consolidated amended complaint on behalf of the Company, the “Derivative Action.” The consolidated complaint alleged that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of the convertible notes issued in February 2008. The consolidated complaint set forth three causes of action for breach of fiduciary duties, unjust enrichment and insider trading. On January 7, 2013, the Company filed a motion to dismiss the Derivative Action. That motion was fully briefed on February 28, 2013, and oral argument was held before the Court of Chancery on May 6, 2013. On August 30, 2013, the Court of Chancery dismissed all of the derivative plaintiffs’ claims with prejudice. The time for the derivative plaintiffs to appeal the Court of Chancery’s decision expired on September 30, 2013 and, accordingly, the Derivative Action has terminated.

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

The Company’s management has conducted an evaluation of the effectiveness of its internal control over financial reporting and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013.   Our management has identified control deficiencies as of December 31, 2013 that constituted a material weakness and resulted in the failure to properly identify and timely disclose certain related party transactions.  Although we have implemented measures to address the material weakness, the material weakness identified by management is not fully remediated as of the date of the filing of this Annual Report on Form 10-K.  We cannot assure you that we will not identify additional control deficiencies that may constitute significant deficiencies or material weaknesses in our internal controls in the future.  As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews.

If we do not fully remediate the material weakness identified by management or fail to maintain the adequacy of our internal controls in the future, we will not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act.  Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud.  Any failure to maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.  Furthermore, the Company may need to incur additional costs and use additional management and other resources in an effort to comply with Section 404 of the Sarbanes-Oxley Act and other requirements going forward.

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

The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of RMB into foreign currency. In July 2005, the Chinese government has adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”. Between July 2005 to December 2013, the exchange rate between the RMB and the U.S. dollar appreciated from RMB1.00 to $0.1205 to RMB 1.00 to $0.1640. The Company believes that this significant appreciation will continue for the near future. Significant appreciation of the RMB is likely to decrease the income of export products and decrease the Company’s cash flow.

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

On December 25, 2006, the People’s Bank of China, or PBOC, issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by SAFE on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans with Chinese domestic individuals’ participation require approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese domestic individuals who are granted share options or shares by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with the SAFE and complete certain other procedures. As the Company is an offshore listed company, its Chinese domestic directors and employees who may be granted share options or shares shall become subject to the Stock Option Rule. Under the Stock Option Rule, employees stock holding plans, share option plans or similar plans of offshore listed companies with Chinese domestic individuals’ participation must be filed with the SAFE. After the Chinese domestic directors or employees exercise their options, they must apply for the amendment to the registration with the SAFE. As of December 31, 2013, the Company has completed such SAFE registration and other related procedures according to PRC law. If the Company or its Chinese domestic directors or employees fail to comply with these regulations in the future, the Company or its Chinese domestic directors or employees may be subject to fines or other legal sanctions imposed by the SAFE or other Chinese government authorities.

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

Auditors of companies whose shares are registered with the U.S. Securities and Exchange Commission and traded publicly in the United States, including the Company’s independent registered public accounting firm, must be registered with the U.S. Public Company Accounting Oversight Board, the “PCAOB,” and are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards applicable to auditors. The Company’s independent registered public accounting firm is located in, and organized under the laws of, the PRC, which is a jurisdiction where the PCAOB, notwithstanding the requirements of U.S. law, is currently unable to conduct inspections without the approval of the Chinese authorities, which approval has not been granted for auditors such as the Company’s independent registered public accounting firm. This lack of PCAOB inspections in China prevents the PCAOB from fully evaluating audits and quality control procedures of the Company’s independent registered public accounting firm. As a result, the Company and investors in its common stock are deprived of the benefits of such PCAOB inspections.

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

If a recent initial decision rendered by the Administrative Law Judge (the “ALJ”) in administrative proceedings brought by the SEC against the Big Four PRC-based accounting firms, including our independent registered public accounting firm, becomes final, we could be unable to timely file future financial statements in compliance with the requirements of the Securities Exchange Act of 1934.

In December 2012, the SEC instituted administrative proceedings against the Big Four PRC-based accounting firms, including our independent registered public accounting firm, alleging that these firms had violated U.S. securities laws and the SEC’s rules and regulations thereunder by failing to provide to the SEC the firms’ audit work papers with respect to certain PRC-based companies that are publicly traded in the United States. On January 22, 2014, the ALJ presiding over the matter rendered an initial decision that each of the firms had violated the SEC’s rules of practice by failing to produce audit workpapers to the SEC. The initial decision censured each of the firms and barred them from practicing before the SEC for a period of six months. The Big Four PRC-based accounting firms recently appealed the ALJ’s initial decision to the SEC. The ALJ’s decision does not take effect unless and until it is endorsed by the SEC. Any SEC endorsement or other determination could be appealed by the accounting firms through the U.S. federal courts. While we cannot predict the outcome of the SEC’s review or that of any subsequent appeal process, if the accounting firms are ultimately temporarily denied the ability to practice before the SEC, our ability to file our financial statements in compliance with SEC requirements could be impacted. A determination that we have not timely filed financial statements in compliance with SEC requirements could ultimately lead to the delisting of our common stock from NASDAQ or the termination of the registration of our common stock under the Securities Exchange Act of 1934, or both, which would substantially reduce or effectively terminate the trading of our common stock in the United States.

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

		Total Area		Building Area	Original Cost of
Name of Entity	Product	(sq.m.)		(sq.m.)	Equipment	Site
Henglong	Automotive Parts	97,818	(1)	20,226	$51,404	Jingzhou City, Hubei Province
		13,393		13,707	$-	Wuhan City, Hubei Province
Jiulong	Power Steering Gear	39,478		23,728	$34,847	Jingzhou City, Hubei Province
Shenyang	Automotive Steering Gear	35,354		10,425	$5,829	Shenyang City, Liaoning Province
Chongqing	Steering Pumps	17,188		10,413	$2,245	Zhuji City, Zhejiang Province
Jielong	Electric Power Steering	-		-	$3,830	Wuhan City, Hubei Province
USAI	Sensor Modular	-		-	$960	Wuhan City, Hubei Province
Hubei Henglong	Automotive Steering Gear	170,520		65,749	$14,804	Jingzhou City, Hubei Province
Wuhu	Automotive Steering Gear	83,705		15,273	$4,407	Wuhu City, Anhui Province
Total		457,456		159,521	$118,326

(1)
The total area of the manufacturing facilities of Henglong was reduced from 225,221 square meters as of December 31, 2012 to 97,818 square meters as of December 31, 2013. The reduction was due to the Company’s sale of an idle land use right, see note 20.

The Company is not involved in investments in (i) real estate or interests in real estate, (ii) real estate mortgages, and (iii) securities of or interests in persons primarily engaged in real estate activities, as all of its land rights are used for production purposes.

ITEM 3.	LEGAL PROCEEDINGS.

Securities Action - Southern District of New York. On October 25, 2011, a purported securities class action, the “Securities Action,” was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period to between May 12, 2009 and March 17, 2011. The amended complaint alleges that the Company, certain of its present officers and directors, and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and seeks unspecified damages. The Company filed a motion to dismiss the amended complaint, which was fully briefed on April 18, 2012. On August 8, 2012, the court denied the Company’s motion to dismiss the amended complaint. On September 4, 2012, the Company filed an answer to the amended complaint. On January 15, 2013, plaintiffs filed a motion to certify the purported class, which was fully briefed on April 8, 2013. On May 31, 2013, the court denied plaintiffs’ motion to certify the purported class, and, on July 3, 2013, the court issued its order and opinion. On July 17, 2013, plaintiffs filed a petition for permission to appeal the order denying class certification, and, on August 1, 2013, the Company filed an answer in opposition to the petition. On October 23, 2013, the Court of Appeals for the Second Circuit denied plaintiffs’ petition for permission to appeal. On December 6, 2013, plaintiffs filed a motion for preliminary approval of a settlement with the Company’s former independent accounting firm and certification of a proposed settlement class. On January 7, 2014, the district court held a status conference. On January 15, 2014, the district court denied plaintiffs’ motion for preliminary approval of settlement and certification of a proposed settlement class. On February 20, 2014, the district court held a telephonic status conference regarding plaintiffs’ remaining individual claims and issued a scheduling order setting deadlines for fact and expert discovery (May 30, 2014 and June 30, 2014, respectively), motions for summary judgment (August 1, 2014), and pretrial materials (September 25, 2014). The Company and plaintiffs have reached a settlement in principle and, on March 28, 2014, entered into a settlement agreement, which includes a dismissal of all claims by plaintiffs against the Company and its current and former officers and directors, with no admission of any wrongdoing or liability. The settlement is not material to the consolidated financial statements for the year ended December 31, 2013.

Derivative Action - Delaware Chancery Court. On December 23, 2011, a purported shareholder derivative action was filed in the Court of Chancery of the State of Delaware, the “Court of Chancery,” on behalf of the Company. The complaint alleged that certain of the Company’s current officers  and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of convertible notes issued in February 2008. On January 25, 2012, a second purported shareholder derivative action was filed in the Court of Chancery on behalf of the Company. On February 3, 2012, the Court of Chancery consolidated the two cases, which were stayed pending the outcome of the motion to dismiss in the Securities Action. On October 23, 2012, the derivative plaintiffs filed a consolidated amended complaint on behalf of the Company, the “Derivative Action.” The consolidated complaint alleged that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of the convertible notes issued in February 2008. The consolidated complaint set forth three causes of action for breach of fiduciary duties, unjust enrichment and insider trading. On January 7, 2013, the Company filed a motion to dismiss the Derivative Action. That motion was fully briefed on February 28, 2013, and oral argument was held before the Court of Chancery on May 6, 2013. On August 30, 2013, the Court of Chancery dismissed all of the derivative plaintiffs’ claims with prejudice. The time for the derivative plaintiffs to appeal the Court of Chancery’s decision expired on September 30, 2013 and, accordingly, the Derivative Action has terminated.

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

MARKET PRICES OF COMMON STOCK

The Company’s common stock has been traded on the NASDAQ Capital Market under the symbol “CAAS”. The high and low bid intra-day prices of the common stock in 2013 and 2012 were reported on NASDAQ for the time periods indicated on the table below. Accordingly, the table below contains the high and low bid closing prices of the common stock as reported on the NASDAQ for the time periods indicated.

	Price Range
	2013		2012
	High	Low	High	Low
First Quarter	$5.99	$4.50	$7.41	$3.52
Second Quarter	$5.53	$4.01	$7.18	$3.80
Third Quarter	$10.00	$5.59	$4.40	$3.59
Fourth Quarter	$8.78	$6.32	$5.29	$3.88

STOCKHOLDERS

The Company’s common shares are issued in registered form. Securities Transfer Corporation in Frisco, Texas is the registrar and transfer agent for the Company’s common stock. As of December 31, 2013, there were 28,043,019 shares of the Company’s common stock (excluding 217,283 shares of the Company’s treasury stock) issued and outstanding and the Company had approximately 57 stockholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The securities authorized for issuance under equity compensation plans at December 31, 2013 are as follows:

	Number of securities to be	Weighted average	Number of securities
	issued upon exercise of	exercise price of	remaining available for
Plan category	outstanding options	outstanding options	future issuance
Equity compensation plans approved by security holders	2,200,000	$8.78	1,676,150

The stock option plan was approved at the Annual Meeting of Stockholders held on June 28, 2005, and the maximum common shares for issuance under this plan are 2,200,000. The term of the plan is 10 years.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this report.

GENERAL OVERVIEW

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company.” The Company, through its Sino-foreign joint ventures, engages in the manufacture and sales of automotive systems and components in the People’s Republic of China, the “PRC,” or “China.” Genesis, a company incorporated on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, is a wholly-owned subsidiary of the Company. Henglong USA Corporation, “HLUSA,” which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly. Furthermore, the Company owns the following aggregate net interests in the following wholly-owned subsidiaries and joint ventures organized in the PRC as of December 31, 2013 and 2012.

	Aggregate Net Interest
	December 31,	December 31,
Name of Entity	2013	2012
Henglong	80.00%	80.00%
Jiulong	81.00%	81.00%
Shenyang	70.00%	70.00%
USAI	83.34%	83.34%
Wuhu	77.33%	77.33%
Jielong	85.00%	85.00%
Hubei Henglong (1)	100.00%	100.00%
Testing Center	80.00%	80.00%
Beijing HengLong	50.00%	50.00%
Chongqing Henglong(2)	70.00%	70.00%
Brazil Henglong (3)	80.00%	80.00%

(1)
On March 7, 2007, Genesis established Hubei Henglong (formerly known as Jingzhou Hengsheng Automotive System Co., Ltd), its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. The registered capital of Hubei Henglong at the time of establishment was $10.0 million. On February 10, 2010, the registered capital of Hubei Henglong was increased to $16.0 million. On October 12, 2011, the board of directors of the Company approved a reorganization of the Company’s subsidiaries operating in China. As a result of the reorganization, all of Genesis’s equity interests of its subsidiaries operating in China, except for Shenyang, were transferred to Hubei Henglong, the Company’s new China-based holding company. The reorganization was completed on January 19, 2012, subsequent to which the registered capital of Hubei Henglong was increased to $39.0 million. As the reorganized entities were under common control of the Company, the reorganization did not have any impact on the Company’s consolidated financial position or results of operations and should not impact the tax treatment of the Company or its subsidiaries in any material respect. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

(2)	On February 21, 2012, Hubei Henglong and SAIC-IVECO established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts. The new joint venture is located in Chongqing City and has a registered capital of RMB60.0 million, of which RMB42.0 million, or 70%, is held by Hubei Henglong. The registered capital of Chongqing Henglong was fully contributed by Hubei Henglong in cash of $6.7 million (equivalent to RMB42.0 million) in January and February 2012 and by SAIC-IVECO in property, plant and equipment with a fair value of $2.8 million (equivalent to RMB18.0 million) in April 2012.

(3)	On August 21, 2012, Hubei Henglong established a joint venture company with two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. The joint-venture company is Brazil Henglong. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. The new joint venture is located in Brazil and has a registered capital of $1.0 million (equivalent to BLR1.6 million), of which $0.8 million (equivalent to BLR1.3 million), or 80%, is held by Hubei Henglong, and of which $0.2 million (equivalent to BLR0.3 million), or 20%, is held by Mr. Ozias Gaia Da Silva and Mr. Ademir Dal’ Evedove. As of December 31, 2013, Hubei Henglong and Mr. Ozias Gaia Da Silva and Mr. Ademir Dal’ Evedove have completed their capital contributions.

RESULTS OF OPERATIONS

2013 Versus 2012 Comparative
Net Sales and Cost of Sales

For the years ended December 31, 2013 and 2012, net sales and cost of sales are summarized as follows (figures are in thousands of USD):

	Net Sales				Cost of sales
	2013	2012	Change		2013	2012	Change
Henglong	$260,636	$187,051	$73,585	39.3%	$215,481	$147,737	$67,744	45.9%
Jiulong	77,691	71,120	6,571	9.2	67,989	63,450	4,539	7.2
Shenyang	41,536	31,068	10,468	33.7	36,752	27,295	9,457	34.6
Wuhu	26,333	30,687	(4,354)	-14.2	24,527	28,818	(4,291)	-14.9
Hubei Henglong	48,087	40,962	7,125	17.4	39,208	35,445	3,763	10.6
Other Sectors	36,444	47,202	(10,758)	-22.8	30,638	43,356	(12,718)	-29.3
Eliminations	(75,569)	(72,085)	(3,484)	4.8	(76,069)	(70,847)	(5,222)	7.4
Total	$415,158	$336,005	$79,153	23.6%	$338,526	$275,254	$63,272	23.0%

Net Sales

Net sales were $415.2 million for the year ended December 31, 2013, compared with $336.0 million for the year ended December 31, 2012, representing an increase of $79.2 million, or 23.6%. The increase was mainly due to the increased sales of newly developed products to North America and the continuing growth of automotive market demand in China.

The main market for the Company’s products is China. The Chinese government issued an incentive policy relating to purchase of low-emission cars and fuel-efficient cars in May 2012. Encouraged by such incentive policy, the sales volume of passenger vehicles in the China market increased by 15.7% in 2013 as compared to 2012.The Company’s sales volume of steering gear for passenger vehicles increased by 23.9% as compared to 2012. The Company’s higher rate of increase was mainly due to the introduction of certain new products to the market and improvement in the quality of some of the old products, which resulted in the expansion of the Company’s market share in China, especially among the joint-brands’ auto customers.

In the third quarter of 2013, the Chinese government increased investment in infrastructure industries, such as railways and highways, which led to an increase of 6.4% in the sales of commercial vehicles in the China market. The Company’s sales of steering gears for commercial vehicles, one of the main products of the Company, also increased by 11.0%.

To compete with joint-brands' cars and address the over-capacity issue, the domestic brands’ car manufacturers, which are the Company's main customers, had to lower their products' price to attract end customers. The price pressure was passed on from the domestic brands’ car manufacturers to the Company, which led to continuing price decreases for the Company’s main products.

The Company had an increase in sales volume leading to a sales increase of $78.4 million, a decrease in selling price leading to a sales decrease of $8.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a sales increase of $8.9 million.

Further analysis is as follows:

—
Net sales for Henglong were $260.6 million for the year ended December 31, 2013, compared with $187.1 million for the year ended December 31, 2012, representing an increase of $73.5 million, or 39.3%, which was mainly due to an increase in sales volume with a sales increase of $76.6 million to the joint-brands auto companies and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a sales increase of $4.2 million, offset by a decrease in selling prices, which led to a sales decrease of $7.3 million.

—
Net sales for Jiulong were $77.7 million for the year ended December 31, 2013, compared with $71.1 million for the year ended December 31, 2012, representing an increase of $6.6 million, or 9.2%, which was mainly due to an increase in sales volume with a sales increase of $6.6 million due to an increase in the demand for commercial vehicles in the Chinese market and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales increase of $1.5 million, which was offset by a decrease in selling prices, which led to a sales decrease of $1.5 million.

—
Net sales for Shenyang were $41.5 million for the year ended December 31, 2013, compared with $31.1 million for the year ended December 31, 2012, representing an increase of $10.4 million, or 33.7%. The net sales increase was mainly due to an increase in sales volumes with a sales increase of $9.5 million, the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales increase of $0.7 million, and an increase in selling price which led to a sales increase of $0.2 million.

—
Net sales for Wuhu were $26.3 million for the year ended December 31, 2013, compared with $30.7 million for the year ended December 31, 2012, representing a decrease of $4.4 million, or 14.2%. Since the majority of the products of Wuhu was sold to local Chinese brand auto distributors, the decreasing demand for local Chinese brand autos from end customers due to the aggressive pricing strategy adopted by Sino-foreign joint venture brands auto manufacturers led to the decrease in sales volumes and prices for Wuhu's products. There was a decrease in sales volumes with a sales decrease of $5.0 million, a decrease in selling prices, which led to a sales decrease of $0.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales increase of $0.7 million.

—
Net sales for Hubei Henglong were $48.1 million for the year ended December 31, 2013, compared with $41.0 million for the year ended December 31, 2012, representing an increase of $7.1 million, or 17.4%. All of Hubei Henglong’s products were sold to the United States. The net sales increase was mainly due to sales of the newly developed products to a United States customer. An increase in sales volumes led to a sales increase of $4.2 million, an increase in selling prices, which led to a sales increase of $2.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales increase of $0.9 million.

—
Net sales for Other Sectors were $36.4 million for the year ended December 31, 2013, compared with $47.2 million for the year ended December 31, 2012, representing a decrease of $10.8 million or 22.8%, mainly due to lower sales volume of the new products launched in 2013 as compared to the sales volume of the old products sold in 2012, which led to a sales decrease of $9.1 million.

Cost of Sales

For the year ended December 31, 2013, the cost of sales was $338.5 million, compared with $275.3 million for the year ended December 31, 2012, an increase of $63.2 million, or 23.0%. The increase in cost of sales was mainly due to a net increase in sales volumes with a cost of sales increase of $72.7 million, a decrease in unit cost with a cost of sales decrease of $17.5 million and the appreciation of the RMB against the U.S. dollar with a cost of sales increase of $8.0 million. The decrease in the unit cost of sales was primarily due to a decrease in the costs of raw materials, such as steel. Further analysis is as follows:

—
Cost of sales for Henglong was $215.5 million for the year ended December 31, 2013, compared with $147.8 million for the year ended December 31, 2012, representing an increase of $67.7 million, or 45.9%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $71.1 million, the adoption of technical innovations in production processes in 2013 and a decrease in unit material costs leading to a cost of sales decrease of $6.7 million, which were offset by the effect of foreign currency translation of the RMB against the U.S. dollar with a cost of sales increase of $3.3 million.

28

—
Cost of sales for Jiulong was $68.0 million for the year ended December 31, 2013, compared with $63.5 million for the year ended December 31, 2012, representing an increase of $4.5 million, or 7.2%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $5.5 million, a decrease in unit cost resulting in a cost of sales decrease of $2.4 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $1.4 million.

—
Cost of sales for Shenyang was $36.8 million for the year ended December 31, 2013, compared with $27.3 million for the year ended December 31, 2012, representing an increase of $9.5 million, or 34.6%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $9.6 million, a decrease in unit cost resulting in a cost of sales decrease of $0.8 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.7 million.

—
Cost of sales for Wuhu was $24.5 million for the year ended December 31, 2013, compared with $28.8 million for the year ended December 31, 2012, representing a decrease of $4.3 million, or 14.9%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $4.7 million and a decrease in unit cost resulting in a cost of sales decrease of $0.3 million, which were offset by the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.7 million.

—
Cost of sales for Hubei Henglong was $39.2 million for the year ended December 31, 2013, compared with $35.5 million for the year ended December 31, 2012, representing an increase of $3.7 million, or 10.6%.  The net increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $4.1 million, a decrease in unit cost resulting in a cost of sales decrease of $1.2 million and the appreciation of the RMB against U.S. dollar resulting in a cost of sales increase of $0.8 million.

—
Cost of sales for Other Sectors was $30.6 million for the year ended December 31, 2013, compared with $43.4 million for the year ended December 31, 2012, representing a decrease of $12.8 million, or 29.3%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $7.6 million and a decrease in unit cost resulting in a cost of sales decrease of $6.1 million, which were offset by the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.9 million.

Gross margin was 18.5% for the year ended December 31, 2013, representing a 0.4% increase from 18.1% for the year ended December 31, 2012, which was primarily due to an increase in sales volume of high gross margin products.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials and scraps. For the year ended December 31, 2013, gain on other sales amounted to $7.6 million, while it amounted to $4.4 million for the year ended December 31, 2012. The significant increase of $3.2 million, or 72.7%, was mainly due to the Company’s sale of part of its land use rights in the third quarter of 2013, which resulted in a recognition of a gain of $4.1 million (before tax) during the year ended December 31, 2013, representing the difference between the total selling price of $4.6 million and the net book value of the land use rights of $0.5 million.

Selling Expenses

For the years ended December 31, 2013 and 2012, selling expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2013	2012	Increase/(Decrease)	Percentage
Salaries and wages	$3,919	$2,496	$1,423	57.0%
Office expense	1,928	1,574	354	22.5
Transportation expense	5,450	4,253	1,197	28.1
Rent expense	1,883	1,030	853	82.8
Other expense	151	204	(53)	-26.2
Total	$13,331	$9,557	$3,774	39.5%

Selling expenses were $13.3 million for the year ended December 31, 2013. As compared to $9.6 million for the year ended December 31, 2012, there was an increase of $3.7 million, or 39.5%, which was mainly due to:

•	an increase in salaries and wages for the Company’s salesmen, as a result of higher sales commsions paid for their improved sales performance in 2013;

•	an increase in office expenses (including office supplies, travel expenses and meeting expenses), as a result of an increase in marketing activities;

•
an increase in transportation expenses due to an increase in sales activities and expansion of the Company’s domestic and international markets, which are located farther away from the Company’s production bases; and

•	an increase in rent expense due to the increase of product warehouse rental space for the expansion of sales and commercial networks.

General and Administrative Expenses

For the years ended December 31, 2013 and 2012, general and administrative expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2013	2012	Increase/(Decrease)	Percentage
Salaries and wages	$4,777	$4,559	$218	4.8%
Labor insurance expenses	1,854	1,549	305	19.7
Maintenance and repair expenses	510	727	(217)	-29.9
Property and other taxes	1,490	1,259	231	18.4
Provision for bad debts	60	74	(14)	-19.2
Office expense	1,330	1,270	60	4.8
Depreciation and amortization expense	822	939	(117)	-12.5
Listing expenses(1)	2,387	2,299	88	3.8
Others expenses	23	260	(237)	-91.2
Total	$13,253	$12,936	$317	2.5%

(1)
Listing expenses consisted of the costs associated with legal, accounting and auditing fees for operating a public company. The expenses also included share-based compensation expense for options granted to members of the audit committee.

General and administrative expenses were $13.3 million for the year ended December 31, 2013, compared with $12.9 million for the year ended December 31, 2012, representing an increase of $0.3 million, or 2.5%.

The analysis of expense items with significant fluctuation is as follows:

•
An increase in salaries and wages mainly due to the increase in management’s performance bonus in 2013 as the Company achieved the performance targets as pre-determined by the board of directors, while the Company did not achieve its performance targets for 2012;

•	An increase in labor insurance expenses mainly because of the Company’s improvement in welfare benefits for the management and improvement of certain labor protection facilities.

•	There was a decrease in maintenance and repair expenses in 2013, which was mainly due to the scale down of repair and maintenance projects on the Company’s office facilities in 2013.

•	There was an increase in property tax and other taxes in 2013, which was mainly due to the Company’s housing property increase in 2013.

•	There was an increase in office expense which was mainly due to the Company’s replacement of office appliances.

•	There was a decrease in depreciation and amortization expense, which was mainly due to certain office equipment that continued to be utilized in 2013 having been fully depreciated at the beginning of the year.

Research and Development Expenses

Research and development expenses, “R & D” expenses, were $20.9 million for the year ended December 31, 2013 as compared to $14.9 million for the year ended December 31, 2012, an increase of $6.0 million, or 40.3%, which was mainly due to the development and trial production of EPS. Expenses for mold improvement increased by $1.0 million, external technical support fees increased by $0.9 million and the salaries and wages expenses of research and development related staff increased by $4.1 million.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce new and innovative products on a cost-competitive basis. In 2013, foreign OEMs significantly increased their demand for EPS, but the related technology in China was still in the research and development and testing stage. In order to expand into the market for EPS, the Company increased its investment in the research and development of EPS in 2013, including assigning the Company’s senior technicians and advanced manufacturing equipment to EPS, establishing the EPS trail-production department, hiring technologists and purchasing advanced technology and testing equipment. At present, the Company has developed several types of EPSs suitable for small-engine cars, and has sold certain quantities of EPS.

Income from Operations

Income from operations was $36.7 million for the year ended December 31, 2013 as compared to $27.8 million for the year ended December 31, 2012, an increase of $8.9 million, or 32.0%, which mainly consisted of an increase of $15.8 million, or 26.0%, in gross profit and an increase of $3.2 million, or 72.7%, in gain on other sales (such as raw materials and property, plant and equipment sales), offset by an increase in operating expenses of $10.1 million, or 27.0%.

Other Income, Net

Other income, net was $1.1 million for the year ended December 31, 2013 as compared to $0.5 million for the year ended December 31, 2012, an increase of $0.6 million, or 120.0%, primarily as a result of an increase in the unspecific purpose subsidies being recognized in 2013.

The Company’s government subsidies consisted of specific subsidies and other subsidies. Specific subsidies are the subsidies that the Chinese government has specified its purpose for, such as product development and renewal of production facilities. Other subsidies are the subsidies that the Chinese government has not specified its purpose for and are not tied to future trends or performance of the Company; receipt of such subsidy income is not contingent upon any further actions or performance of the Company and the amounts do not have to be refunded under any circumstances. The Company recorded specific purpose subsidies as advances payable when received. For specific purpose subsidies, upon government acceptance of the related project development or asset acquisition, the specific purpose subsidies will be recognized to reduce related R&D expenses or cost of asset acquisition. The unspecific purpose subsidies are recognized as other income upon receipt as future performance by the Company is not required.

Financial Income/(Expenses),Net

Financial income, net was $0.4 million for the year ended December 31, 2013 as compared to financial expenses, net of $2.2 million for the year ended December 31, 2012, a decrease of $2.6 million, or 118.2%, primarily as a result of: (a) the redemption of all outstanding convertible notes on May 25, 2012, the “Redemption,” which led to a decrease in financial expenses of $1.6 million; and (b) an increase in interest income of $1.4 million that was generated from the higher balance of time deposits during 2013.

Loss on Change in Fair Value of Derivatives

Loss on change in fair value of derivatives was $0.5 million for the year ended December 31, 2012. Due to the Redemption, there was no gain or loss on change of fair value of derivative associated with convertible notes for the year ended December 31, 2013.

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company's common stock, which has a high estimated volatility. Derivative financial instruments are initially and subsequently carried at fair values and gain or loss on change in fair value of derivative liabilities is equal to the difference between the beginning and ending balances of the Company's derivative liabilities (see Note 23 to the consolidated financial statements in this Report). As of January 1, 2012 and December 31, 2012, the Company calculated the fair value of derivative liabilities at $0.5 million and $0, respectively. Therefore, the Company recorded a loss on change in fair value of derivative of $0.5 million for the year ended December 31, 2012.

Gain on Redemption of Convertible Notes

For the year ended December 31, 2012, the Company recorded a gain of $1.4 million for the Redemption. There was no gain on redemption of convertible notes for the year ended December 31, 2013.

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $38.2 million for the year ended December 31, 2013 compared with $27.1 million for the year ended December 31, 2012, an increase of $11.1 million, or 41.0%, including an increase in income from operations of $8.9 million, an increase in gain on other income of $0.6 million, a decrease in financial expense of $2.6 million, a decrease in loss on change in fair value of derivative of $0.5 million and a decrease in gain on redemption of convertible notes of $1.4 million.

Income Taxes

Income tax expense was $5.5 million for the year ended December 31, 2013 compared to $4.4 million for the year ended December 31, 2012, representing an increase of $1.1 million, or 25.0%, which was mainly due to an increase in income before tax and a decrease in effective tax rate. The effective tax rate decreased from 16.2% for the year ended December 31, 2012 to 14.4% for the year ended December 31, 2013, primarily due to an increase in technological development expenses of the Company in 2013. According to PRC tax regulations, the Company can deduct up to 150% of the technological development expenses when its tax payable was calculated.

Income From Continuing Operations

Income from continuing operations was $33.0 million for the year ended December 31, 2013, compared with $22.8 million for the year ended December 31, 2012, representing an increase of $10.2 million, or 44.7%, mainly due to an increase in income before income tax expenses and equity in earnings of affiliated companies of $11.1 million offset by an increase in income tax expense of $1.1 million.

Income From Discontinued Operations

The Company sold its 51% equity interest in Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang,” in May 2012 (see Note 25 to the consolidated financial statements in this Report). The net income from the discontinued operations was $2.7 million for the year ended December 31, 2012, which included a gain on such sale of Zhejiang of $2.5 million (after tax) and net operating income of $0.2 million.

Net Income

Net income was $33.0 million for the year ended December 31, 2013, compared with net income of $25.5 million for the year ended December 31, 2012, representing an increase of $7.5 million, or 29.4%, mainly due to an increase in income from continuing operations of $10.2 million offset by a decrease in income from discontinued operations of $2.6 million.

Net Income Attributable to Noncontrolling Interests

The Company recorded net income attributable to noncontrolling interests of $6.3 million for the year ended December 31, 2013, compared to $4.7 million for the year ended December 31, 2012, representing an increase of $1.6 million, or 34.0%.

The Company owns different equity interests in ten non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted for under the equity method, all of the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s consolidated financial statements as of December 31, 2013 and 2012. For the year ended December 31, 2013 and 2012, the Company recorded $6.3 million and $4.7 million, respectively, for the noncontrolling interests’ share in the earnings of the consolidated non-wholly owned subsidiaries.

Net Income Attributable to Parent Company

Net income attributable to parent company was $26.8 million for the year ended December 31, 2013. As compared to $20.7 million for the year ended December 31, 2012, there was an increase of $5.9 million, due to an increase in net income of $7.6 million, offset by an increase in net income attributable to noncontrolling interests of $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of December 31, 2013, the Company had cash and cash equivalents and short-term investments of $89.5 million, compared with $87.6 million as of December 31, 2012, an increase of $1.9 million, or 2.2%.

The Company had working capital of $179.3 million as of December 31, 2013, compared with $138.8 million as of December 31, 2012, representing an increase of $40.5 million, or 29.2%.

The Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The Company believes that, in view of its current cash position as of December 31, 2013, the cash expected to be generated from the operations and funds available from bank borrowings will be sufficient to meet its working capital and capital expenditure requirements (including the repayment of bank loans) for at least twelve months commencing from December 31, 2013.

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

As of December 31, 2013, the Company had short-term bank loans of $37.4 million and bankers’ acceptances of $78.2 million (see Note 11 to the consolidated financial statements in this Report).

The Company currently expects to be able to obtain similar bank loans (i.e., RMB loans) and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements (see the table under “Bank Arrangements” below for more information). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be reduced by approximately $14.7 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $14.7 million as of the maturity date of such line of credit agreements (see the table under “Bank Arrangements” below for more information). The Company can still obtain a reduced line of credit with a reduction of $9.0 million, which is 61.4% (the mortgage rate) of $14.7 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

On May 18, 2012, the Company entered into a credit agreement with Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau,” to obtain a non-revolving facility of $30 million, the “Credit Facility.” The Credit Facility would have expired on November 3, 2012, unless the Company drew down the line of credit in full prior to such expiration date and the maturity date for the loan drawdown was the earlier of (i) 18 months from the drawdown or (ii) 1 month before the expiry of the Henglong Standby Letter of Credit issued by Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” as described below.

The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 2.25% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. The interest is calculated daily on a 360-day basis and is to be fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown.

As security for the Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount of not less than $31.6 million if the Credit Facility were to be fully drawn.

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB196.3 million (equivalent to approximately $32.2 million). The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013. On May 7, 2013, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2014. The interest rate of the Credit Facility under the extended term is calculated based on the three-month LIBOR plus 2.0% per annum. Except for the above, all other terms and conditions as stipulated in the ICBC Macau credit agreement remain unchanged. As of December 31, 2013, the interest rate on the Credit Facility was 2.24% per annum.

Bank Arrangements

As of December 31, 2013, the principal outstanding under the Company’s credit facilities and lines of credit was as follows:

			Amount			Assessed
		Due	Available			Mortgage Value
	Bank	Date	(4)	Amount Used		(6)
1. Comprehensive credit facilities(7)	Bank of China	Mar 2014	$23,127	$9,787		$15,793

2. Comprehensive credit facilities	Jingzhou Commercial Bank	Jul 2014	32,804	26,340		63,087

3. Comprehensive credit facilities	China Construction Bank	Nov 2014	11,481	1,640		31,040

4. Comprehensive credit facilities(1)(5)	Shanghai Pudong Development Bank	Dec 2013	16,402	13,179		13,297

5. Comprehensive credit facilities(1)	China CITIC Bank	Nov 2014	20,338	11,398		15,262

6. Comprehensive credit facilities	Industrial and Commercial Bank of China	Sep 2014	13,121	3,280		3,280

7. Comprehensive credit facilities(1)	China Hua Xia Bank	Sep 2014	26,243	2,839		-

8. Comprehensive credit facilities	China Everbright Bank	Aug 2014	4,921	4,189		8,398

9. Comprehensive credit facilities	ICBC Macau	May 2014	30,000	30,000		32,193

Total			$178,437	$102,652	(2)	$182,350	(3)

(1)
Henglong’s comprehensive credit facility provided by China CITIC Bank and China Hua Xia Bank and each of Henglong and Jielong’s comprehensive credit facilities provided by Shanghai Pudong Development Bank are required to be guaranteed by Jiulong, another subsidiary of the Company, in addition to the above pledged assets.

(2)
The amount used includes bank loans of $37.4 million and notes payable of $65.3 million as of December 31, 2013. The remainder of $12.9 million of notes payable out of the total notes payable of $78.2 million (see Note 13 to the consolidated financial statements in this Report) was 100% secured by bank notes without utilization of credit lines.

(3)	As of December 31, 2013, the pledged assets included $51.3 million accounts and notes receivable and other pledged assets with assessed value of $131.1 million.

(4)
The amount available is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)
As at the date of this Report, the comprehensive credit facilities with Shanghai Pudong Development Bank have expired. The Company is negotiating the renewal of the credit facilities with the bank and expects to obtain the renewal in early April 2014. As the Company has obtained sufficient comprehensive lines of credit from other banks, the Company does not anticipate any significant adverse impact on its financial position if the Company fails to renew these credit facilities.

(6)	The pledged cash deposits, which are disclosed in Note 3 to the consolidated financial statements in this Report, were not included in the assessed mortgage value.

(7)
As at the date of this Report, the comprehensive credit facilities with Bank of China have expired. The Company is negotiating the renewal of the credit facilities with the bank and expects to obtain the renewal in late April 2014. As the Company has obtained sufficient comprehensive lines of credit from other banks, the Company does not anticipate any significant adverse impact on its financial position if the Company fails to renew these credit facilities.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line (see Notes 12 and 11 to the consolidated financial statements in this Report).

The Company renewed its existing short-term bank loans and borrowed new bank loans during 2013 at annual interest rates of 2.24% to 7.20%, and maturity terms of twelve months. Pursuant to the comprehensive credit line arrangement the Company pledged: (1) accounts receivable of $15.8 million as security for its comprehensive credit facility with the Bank of China; (2) equipment with an assessed value of approximately $63.1 million as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; (3) equipment, land use rights and buildings with an assessed value of approximately $31.0 million as security for its comprehensive credit facility with China Construction Bank; (4) land use rights and buildings with an assessed value of approximately $13.3 million as security for its comprehensive credit facility with Shanghai Pudong Development Bank; (5) land use rights and buildings with an assessed value of approximately $15.3 million as security for its comprehensive credit facility with China CITIC Bank; (6) accounts receivable of $3.3 million as security for its comprehensive credit facility with Industrial and Commercial Bank of China; (7) Henglong’s comprehensive credit facility with China Hua Xia Bank is guaranteed by Jiulong, another subsidiary of the Company; (8) land use rights and buildings with an assessed value of approximately $8.4 million as security for its comprehensive credit facility with China Everbright Bank; and (9) $32.2 million of notes receivable held by Henglong.

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

	Payment Due Dates
	( in thousands of USD)
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	Years
Short-term loan including interest payable	$37,012	$37,012	$-	$-	$-
Notes payable (1)	78,217	78,217	-	-	-
Other contractual purchase commitments, including service agreements	9,775	9,542	233	-	-
Total	$125,004	$124,771	$233	$-	$-

(1)	Notes payable do not bear interest.

Short-term Bank Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of December 31, 2013 (figures are in thousands of USD).

			Borrowing	Annual	Date of			Amount
		Borrowing	Term	Percentage	Interest			Payable on
Bank	Purpose	Date	(Months)	Rate	Payment	Due Date		Due Date
ICBC Macau	Working Capital	13 May 2013	12	2.24%	Pay quarterly	13 May 2014		30,000
China CITIC Bank	Working Capital	7 Aug 2013	12	7.20%	Pay monthly	7 Aug 2014		2,460
Industrial and Commercial Bank of China	Working Capital	1 Oct 2013	5	5.60%	Pay monthly	27 Feb 2014	(1)	3,280
China Construction Bank	Working Capital	18 Jul 2013	12	6.00%	Pay monthly	18 Jul 2014		1,641
Total								$37,381

(1)	Such borrowing was duly repaid.
 The Company must use the bank loans for the purpose described in the table. If the Company fails to do so, it will be charged a penalty interest at 100% of the specified loan rate listed in the table above. Except for the loan granted by ICBC Macau as disclosed in the section “Capital Source” above, the Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails to do so, it will be charged compound interest at the specified rate in the above table. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate.

Management believes that the Company had complied with such financial covenants as of December 31, 2013, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of December 31, 2013 (figures are in thousands of USD):

			Amount Payable on
Purpose	Term (Month)	Due Date	Due Date
Working Capital (1)	3-6	Jan 2014	$16,101
Working Capital (1)	3-6	Feb 2014	12,047
Working Capital (1)	3-6	Mar 2014	12,428
Working Capital	3-6	Apr 2014	13,493
Working Capital	3-6	May 2014	11,792
Working Capital	3-6	Jun 2014	12,356
Total			$78,217

(1)	The notes payable were repaid in full on their respective due dates.

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

Management believes that the Company had complied with such financial covenants as of December 31, 2013, and will continue to comply with them.

Cash flows

(a)	Operating activities

Net cash provided by operations for the year ended December 31, 2013 was $12.9 million, compared with net cash provided of $16.2 million for the year ended December 31, 2012, representing a decrease of $3.3 million.

For the year ended December 31, 2013, the decrease in net cash provided by operations was mainly due to the net effect of (1) the increase in net income (excluding non-cash items) by $9.9 million, (2) the change in the balance of accounts and notes receivable which led to a decrease in net cash provided by operations of $35.2 million, which was mainly due to the sales of the Company’s products generally on credit terms which range from 4 to 6 months, and the fact that, during the year ended December 31, 2013, there was a significant increase in sales revenue of the Company’s products which led to an increase in the ending balance of the accounts receivable; (3) the change in the balance of inventories which led to a decrease in net cash provided by operations of $8.9 million, which was mainly due to the increase in inventory as a result of an increase in sales; (4) the change in the balance of accounts and notes payable which led to an increase in net cash provided by operations of $18.9 million, which was mainly due to an increase in purchases of raw materials by the Company for the year ended December 31, 2013. The credit terms for which the Company obtained from its suppliers generally range from 4 to 6 months, and as a result, the ending balance of account payable significantly increased; (5) the change in the balance of accrued expenses and other accounts payable which led to an increase in net cash provided by operations of $10.8 million, which was mainly due to the Redemption and the Company’s payment of the make-whole redemption interest of $8.0 million pursuant thereto, and an increase in sales which led to an increase in warranty expenses of the Company; and (6) the change in the balance of tax payable which led to a decrease in cash provided by operations of $2.2 million.

(b)	Investing activities

The Company used net cash of $43.1 million in investment activities for the year ended December 31, 2013, compared with $6.3 million used during the year ended December 31, 2012, representing an increase of $36.8 million, which was mainly due to an increase of $35.1 million in time deposits with banks with original maturities of over three months which are due within one year and a net cash decrease of $7.5 million pursuant to the Company’s sale of its 51% equity interest in Zhejiang in May 2012 (see Note 25), whereas there was no such income in 2013, offset by an increase in receipt of cash from sale of property, plant and equipment of $2.3 million and a decrease in the payment for the acquisition of equipment of $4.3 million.

(c)	Financing activities

During the year ended December 31, 2013, the Company used net cash of $5.8 million in financing activities, compared to net cash of $4.6 million provided by financing activities for the same period of 2012, which was mainly due to the net effect of: (1) decreased proceeds of $25.0 million from government loans and bank loans; (2) the decrease in dividends paid to the non-controlling shareholders of joint ventures of $1.5 million; and (3) the Redemption in the year ended December 31, 2012, which resulted in a $23.6 million cash outflow.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2013 and 2012, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

In addition to bank loans, notes payables and the related interest, the following table summarizes the Company’s irrevocable commitments having initial terms in excess of one year as of December 31, 2013 (figures are in thousands of USD):

	Payment Obligations by Period
	2014	2015	2016	2017	Thereafter	Total
Obligations for service agreements	$374	$-	$-	$-	$-	$374
Obligations for purchasing agreements	9,168	233	-	-	-	9,401
Total	$9,542	$233	$-	$-	$-	$9,775

SUBSEQUENT EVENTS

The Company and plaintiffs have reached a settlement in principle and, on March 28, 2014, entered into a settlement agreement, which includes a dismissal of all claims by plaintiffs against the Company and its current and former officers and directors, with no admission of any wrongdoing or liability. For more information, please see Item 3 - Legal Proceedings in this Annual Report on Form 10-K.

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

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. During 2013, the Company supplied products to North America and settled in cash in U.S. dollars. As a result, appreciation or currency fluctuation of the RMB against the U.S. dollar would increase the cost of export products, and adversely affect the Company’s financial performance.

In July 2005, the Chinese government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During December 2012 to December 2013, the exchange rate between RMB and U.S. dollar appreciated from RMB1.00 to $0.1591 to RMB1.00 to $0.1640. The appreciation of the RMB may continue in the near term, as the Chinese government attempts to slow the rate of inflation in the PRC. Significant appreciation of the RMB is likely to decrease the amount of export products, thus decreasing the Company’s income.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-04,“Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”. This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This update should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within this update’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this update) and should disclose that fact. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s financial position.

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

The Company considers an accounting estimate to be critical if:

•	it requires the Company to make assumptions about matters that were uncertain at the time it was making the estimate; and

•	changes in the estimate or different estimates that the Company could have selected would have had a material impact on the Company’s financial condition or results of operations.

The table below presents information about the nature and rationale for the Company critical accounting estimates:

Critical
Balance Sheet	Estimate		Assumptions/Approaches
Caption	Item	Nature of Estimates Required	Used	Key Factors
Accrued liabilities and other long-term liabilities	Warranty obligations
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

The value of the RMB fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the RMB is not readily convertible into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of RMB into foreign currencies such as the U.S. dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On December 31, 2013 and 2012, the exchange rates of RMB against U.S. dollar were RMB1.00 to $0.1591 and RMB1.00 to $0.1640, respectively. This floating exchange rate, and any appreciation of the RMB that may result from such rate, could have various adverse effects on the Company’s business. If the RMB appreciates against foreign currencies, it will make the Company’s sales income increase.

In order to mitigate the currency exchange rate risk, the Company has inserted a currency exchange rate fluctuation compensation provision in its sales contracts with its international customers to the effect that both parties will bear 50% of such loss when the fluctuation is over 8% within that contract year.

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not require collateral or other security to support client receivables since most of its customers are large, well-established companies. The Company's credit risk is also mitigated because its customers are all selected enterprises supported by the local government. One customer, Chrysler North America, accounted for more than 10% (11.1%) of the Company’s consolidated revenues in 2013. The Company maintains an allowance for doubtful accounts for any potential credit losses related to its trade receivables. The Company does not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies and the Company does not hold or issue derivative financial instruments for trading or speculative purposes.

INTEREST RATE RISK

The Company’s exposure to changes in interest rates results primarily from its credit facility borrowings. As of December 31, 2013, the Company had $30.0 million of outstanding indebtedness, which is subject to interest rate fluctuations. Based on the amount of such borrowings as of December 31, 2013, it is expected that a hypothetical 100 basis point increase in the then current LIBOR rate would increase the Company’s interest expense by $0.3 million on an annual basis.

The Company’s level of outstanding indebtedness fluctuates from time to time and may result in additional payable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)	The financial statements required by this item begin on page 59.
(b)	Selected quarterly financial data for the past two years are summarized in the following table (figures are in thousands of USD, except those for items headed “Basic” and “Diluted”):

	Quarterly Results of Operations
	First		Second		Third		Fourth
	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$97,164	$80,920	$97,889	$80,379	$90,919	$73,184	$129,187	$101,523
Gross profit	19,362	15,378	18,389	15,632	16,525	12,501	22,357	17,240
Operating income from continuing operations	9,346	6,336	7,814	8,574	10,970	5,463	8,589	7,425
Net income from continuing operations	7,526	254	6,206	11,631	10,429	4,400	8,904	6,551
Net income from discontinued operations	-	31	-	2,620	-	-	-	-
Net income	7,526	285	6,206	14,251	10,429	4,400	8,904	6,551
Net income attributable to noncontrolling interest	1,586	1,054	1,225	1,229	1,805	996	1,659	1,465
Net income (loss) attributable to parent company	5,940	(769)	4,981	13,022	8,624	3,404	7,245	5,086
Earnings/(loss) per share attributable to parent company
Basic –
Income from continuing operations attributable to shareholders	$0.21	$(0.03)	$0.18	$0.35	$0.31	$0.12	$0.26	$0.18
Income per share from discontinued operations	$-	$-	$-	$0.08	$-	$-	$-	$-
Basic	$0.21	$(0.03)	$0.18	$0.43	$0.31	$0.12	$0.26	$0.18
Diluted-
Income from continuing operations attributable to shareholders	$0.21	$(0.03)	$0.18	$0.21	$0.31	$0.12	$0.26	$0.18
Income per share from discontinued operations	$-	$-	$-	$0.08	$-	$-	$-	$-
Diluted	$0.21	$(0.03)	$0.18	$0.29	$0.31	$0.12	$0.26	$0.18

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013, the end of the period covered by this Report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013.

Background of Review

In the first quarter of 2014, the Company identified certain loan transactions (the "Transactions") between certain of the Company’s subsidiaries, on the one hand, and various other companies, on the other hand, that occurred during 2013. The Company has determined that the Transactions constituted "related party transactions" and that the Company’s procedures were not followed so as to properly identify the Transactions as related party transactions, submit them in advance to the Audit Committee of the Company’s Board of Directors (the "Audit Committee") for its examination and approval and make timely disclosure of the Transactions in the Company’s quarterly financial statements. Upon learning of the Transactions, the Audit Committee engaged independent legal and accounting consultants and undertook a thorough review of these matters (the "Review") to determine the nature and financial impact of the Transactions, as well as any deficiencies in the internal controls of the Company with respect to the Transactions, and analyze certain additional related party transactions that were identified in the context of the Review. The Company’s management cooperated fully with the Audit Committee and its advisers with respect to the Review. The Audit Committee concluded that the failure to identify the Transactions as related party transactions, submit them in advance to the Audit Committee for its examination and approval and timely disclose the Transactions evidenced a failure of the Company’s controls that management should be directed to address. The Company’s Board of Directors agreed with the Audit Committee’s conclusions.

The Transactions, which are detailed in Note 28 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, were short-term loan transactions that were designed to use the Company’s idle cash resulting from the seasonality of its business to generate returns and at the same time to assist the borrowing entities in addressing certain cash flow needs. All of the loans were timely repaid, with interest, if any, at commercially stated rates. Nevertheless, because certain of the borrowers were entities in which certain senior members of the Company’s management held a direct or indirect financial interest, the Transactions were required to be treated as related party transactions for purposes of the Company’s internal policies and procedures and financial reporting.

The Review determined that the errors resulted from inconsistent interpretations and application of the Company’s written policies and procedures with respect to related party transactions. These deficiencies represented a material weakness in the Company’s internal control over financial reporting as of December 31, 2013, as more fully described below.

The Review concluded that the errors did not result from any fraud or intentional misconduct and that the Transactions did not constitute loans that are prohibited by Section 402 of the Sarbanes-Oxley Act of 2002.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

In making its assessment of internal control over financial reporting, management, under the supervision and with the participation of the chief executive officer and chief financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework (1992)."

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2013 and determined that internal control over financial reporting was not effective as of December 31, 2013.

Description of Material Weakness

In connection with the Review, management has identified the following control deficiencies as of December 31, 2013 that constituted a material weakness:

Although the Company has a policy requiring that related party transactions be reported and disclosed by the Finance Department and promptly directed to the Audit Committee for its review and approval, and the Company historically has applied that policy and approval process to various transactions, Company personnel failed to adhere to the policy with respect to the Transactions. The Review revealed that this control failure was a result of differing interpretations on the part of individual Company personnel regarding the scope and application of the policy. Further, when certain of the Transactions later were reported to members of the Finance Department, those persons did not promptly report the Transactions to the Audit Committee. The Transactions later were also identified by the Internal Audit Department of the Company as deviations from the Company’s internal control procedures during the normal course of its internal audit procedures. However, Internal Audit personnel did not report the Transactions to the Audit Committee until the Internal Audit Department had completed its broader and regular internal audit procedures and, therefore, they did not timely inform the Audit Committee about the Transactions.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers Zhong Tian LLP (formerly known as PricewaterhouseCoopers Zhong Tian CPAs Limited Company), an independent registered public accounting firm, as stated in its report which is included in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Other than as described herein, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Steps to Address Material Weakness

In response to the material weakness identified above, the Audit Committee has directed that management consider certain corrective or remedial actions in respect of the relevant internal controls at the Company. Management, under the supervision of the Chief Executive Officer and Chief Financial Officer, has adopted the recommendations of the Audit Committee and it has begun to implement the measures described below to address the material weakness. This remediation effort is intended both to address the identified material weakness and to enhance the Company’s overall financial control environment. Management believes that the remediation measures described below will remediate the identified control deficiencies. However, management continues to evaluate and work to improve its internal control over financial reporting. It may be determined that additional measures must be taken to address control deficiencies.

Pursuant to the Review and the resulting conclusions by management, the Company is taking the following steps to remediate the identified material weakness: (1) the Company’s policies and procedures with respect to related party transactions are being amended to clarify their scope, as well as certain definitions and internal reporting and approval requirements; (2) a training program is being designed and implemented, which will be mandatory for relevant Company personnel and which will focus on the scope and application of the Company’s controls concerning related party transactions, including reporting and approval requirements; (3) policies and procedures will be amended to clarify that any identified errors relating to the reporting and submission for approval of related party transactions should be immediately brought to the attention of the Audit Committee by the Finance Department or the Internal Audit Department; and (4) as directed by the Audit Committee, the Company’s Internal Audit Department will conduct and report to the Audit Committee with respect to a series of special audits designed to assess the implementation of the subject policies and procedures, the Company’s controls regarding related party transactions and relevant staff members’ awareness of the Company’s procedures and controls regarding related party transactions.

The material weakness identified by management is not fully remediated as of the date of the filing of this Annual Report on Form 10-K. The Company has performed substantive procedures in an effort to ensure that the information reflected in this report is supported and fairly presented as of the date of this report. The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the above-referenced remediation measures and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the system of internal controls and the control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2013. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)

Hanlin Chen	56	Chairman of the Board

Robert Tung	57	Director

Guangxun Xu	63	Director

Arthur Wong	54	Director

Qizhou Wu	49	Chief Executive Officer and Director

Jie Li	44	Chief Financial Officer

Andy Tse	43	Senior Vice President

Yijun Xia	51	Vice President

Daming Hu	55	Chief Accounting Officer

Haimian Cai	50	Vice President

BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS

Directors

Hanlin Chen has served as the chairman of the board of directors and an executive officer since March 2003. Since January 2013, Mr. Chen has been a standing committee member of the Chinese People’s Political Consultative Conference CPPCC) and vice president of Foreign Investors Association of Hubei Province. From 1993 to 1997, Mr. Chen was the general manager of Shashi Jiulong Power Steering Gears Co., Ltd. Since 1997, he has been the chairman of the Board of Henglong Automotive Parts, Ltd. Mr. Hanlin Chen is the brother-in-law of the Company’s senior vice president, Mr. Andy Tse.

Qizhou Wu has served as a director since March 2003 and as the chief executive officer of the Company since September 2007. He served as chief operating officer from 2003 to 2007. He was the executive general manager of Shashi Jiulong Power Steering Gears Co., Ltd. from 1993 to 1999 and the general manager of Henglong Automotive Parts Co., Ltd. from 1999 to 2002. Mr. Wu graduated from Tsinghua University in Beijing with a Master’s degree in automobile engineering.

Arthur Wong has been an independent director of the Company since May 2012 and is the chairman of the audit committee and a member of the compensation and nominating committees of the Board of Directors. Mr. Wong is currently the chief financial officer of Beijing Radio Cultural Transmission Company Limited, a music production and music data management service company, and the independent director of YOU On Demand Holdings, Inc., (NASDAQ:YOD). He also serves as a board member and chairman of the audit committees for VisionChina Media Inc. (NASDAQ:VISN), Daqo New Energy Corp. (NYSE: DQ), Besunyen Holdings Company Limited (HKSE: 926) and Termbray Petroking Oilfield Services Limited (HKSE: 2178). Mr. Wong was formerly the chief financial officer of GreenTree Inns Hotel Management Group, Nobao Renewable Energy, and Asia New-Energy. Prior to that, he worked at Deloitte Touche Tohmatsu from 1982 to 2008, in that firm’s San Jose, Hong Kong and Beijing offices, and most recently as a partner in the Beijing office. Mr. Wong received a Bachelor of Science in Applied Economics degree from the University of San Francisco and was awarded a Higher Diploma of Accountancy from Hong Kong Polytechnic. His professional affiliations include being a member of the American Institute of Certified Public Accountants, the Hong Kong Institute of Certified Public Accountants and the Chartered Association of Certified Accountants.

Robert Tung has been an independent director of the Company since September 2003. He is a member of the audit and nominating committees, and the chairman of the compensation committee of the Board of Directors. Mr. Tung is currently the president of Multi-Media Communications, Inc. and vice president of Herbal Blends International, LLC. Mr. Tung holds a Master’s degree in chemical engineering from the University of Virginia. At present, Mr. Tung is the China operation vice president of Iraq Development Company of Canada, a leading North American corporation engaging in oilfield and infrastructure development in the Republic of Iraq. In addition, Mr. Tung holds the Grand China sales representative position of TRI Products, Inc., a well-known North American iron ore and scrap metals supplier. Mr. Tung is also actively involved in minerals, iron ore and petroleum derivatives trading.

Guangxun Xu has served as an independent director of the Company since December 2009. He is a member of the audit and compensation committees, and the chairman of the nominating committee of the Board of Directors. Mr. Xu has been the Chief Representative of NASDAQ in China and a managing director of the NASDAQ Stock Market International, Asia for over 10 years. With a professional career in the finance field spanning over 25 years, Mr. Xu’s practice focuses on providing package services on U.S. and U.K. listings, advising on and arranging for private placements, PIPEs, IPOs, pre-IPO restructuring, M&A, corporate and project finance, corporate governance, post-IPOIR compliance, and risk control.

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

Yijun Xia has served as a vice president of the Company since December 2009. He also served as the general manager of Henglong from April 2005 to December 2011. Prior to that position he served as the Vice-G.M. of Henglong from December 2002. Mr. Xia graduated from Wuhan University of Water Transportation Engineering with a bachelor degree in Metal Material and Heat Treatment.

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

BOARD COMPOSITION AND COMMITTEES

Audit Committee and Independent Directors

The Company has a standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act, as amended. The Audit Committee is operated under a written charter. The Audit Committee consists of the following individuals, all of whom the Company considers to be independent, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence: Mr. Robert Tung, Mr. Guangxun Xu and Mr. Arthur Wong. Mr. Arthur Wong is the Chairman of the Audit Committee. The Board has determined that Mr. Arthur Wong is the audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K, serving on the Company’s Audit Committee.

Compensation Committee

The Company has a standing Compensation Committee of the Board of Directors. The Compensation Committee is responsible for determining compensation for the Company’s executive officers. Three of the Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Mr. Robert Tung, Mr. Guangxun Xu and Mr. Arthur Wong serve on the Compensation Committee. Since July 8, 2010, Mr. Robert Tung has been the Chairman of the Compensation Committee. The Board has determined that all members of the Compensation Committee are independent directors under the rules of the Nasdaq Stock Market, as applicable. The Compensation Committee administers the Company’s benefit plans, reviews and administers all compensation arrangements for executive officers, and establishes and reviews general policies relating to the compensation and benefits of the Company’s officers and employees. The Compensation Committee operates under a written charter that is made available on the Company’s website, www.caasauto.com.

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

Nominating Committee

The Company has a standing Nominating Committee of the Board of Directors. Director candidates are nominated by the Nominating Committee. The Nominating Committee will consider candidates based upon their business and financial experience, personal characteristics, and expertise that are complementary to the background and experience of other Board members, willingness to devote the required amount of time to carry out the duties and responsibilities of Board membership, willingness to objectively appraise management performance, and any such other qualifications the Nominating Committee deems necessary to ascertain the candidates’ ability to serve on the Board. The Nominating Committee will not consider nominee recommendations from security holders, other than the recommendations received from a security holder or group of security holders that beneficially owned more than five (5) percent of the Company’s outstanding common stock for at least one year as of the date the recommendation is made. Three of the Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Mr. Robert Tung, Mr. Guangxun Xu and Mr. Arthur Wong, serve on the Nominating Committee. Since December 17, 2009, Mr. Guangxun Xu has been the Chairman of the Nominating Committee.

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

COMPENSATION DISCUSSION AND ANALYSIS

In 2003, the Board of Directors established a Compensation Committee consisting only of independent Board members, which is responsible for setting the Company’s policies regarding compensation and benefits and administering the Company’s benefit plans. At the end of fiscal year 2013, the Compensation Committee consisted of Mr. Robert Tung, Mr. Guangxun Xu and Mr. Arthur Wong. The members of the Compensation Committee approved the amount and form of compensation paid to executive officers of the Company and set the Company’s compensation policies and procedures during these periods.

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

Elements of compensation

The Company’s executive compensation consists of the following elements:

Base Salary

Base salaries for the Company’s executives are established to be amounts of compensation that are similar to those paid by other companies to executives in similar positions and with similar responsibilities. Base salaries are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The Compensation Committee established a salary structure to determine base salaries and is responsible for initially setting executive officer compensation in employment arrangements with each individual. The base salary amounts are intended to reflect the Company’s philosophy that the base salary should attract experienced individuals who will contribute to the success of the Company’s business goals and represent cash compensation that is commensurate with the compensation of individuals at similarly situated companies

The Company’s Board of Directors and Compensation Committee have approved the current salaries for executives: RMB1.3 million ($0.2 million) for the Chairman, RMB0.9 million ($0.1 million) for the CEO, and RMB0.5 million ($0.1 million) individually for other officers in 2013.

Performance Bonus

a.	Grantees: Mr. Hanlin Chen, Mr. Qizhou Wu, Mr. Andy Tse, Mr. Jie Li, Mr. Yijun Xia, and Mr. Daming Hu.
b.
Conditions: (i) based on the Company’s consolidated financial statements, the year over year growth rates of net sales, net profits and earnings per share for 2013 must exceed 20%; and (ii) the average growth rate of the foregoing indicators must exceed that of China auto industry in 2013 published by CAAM.

c.	Bonus: 50% of each officer’s annual salary in 2013.

The Company accrued performance bonuses for Named Executive Officers in 2013 as the Company reached the above conditions for awarding performance bonuses. As at December 31, 2013, such bonuses have not been paid.

Stock Option Awards

The stock options plan proposed by management, which aims to incentivize and retain core employees, to meet employees’ benefits, the Company’s long term operating goals and stockholder benefits, was approved at the Annual Meeting of Stockholders held on June 28, 2005, and the maximum common shares for issuance under this is 2,200,000. The term of the plan is 10 years.

There were no stock options granted to management in 2013.

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

Compensation Tables

Executive Officers

The compensation that Named Executive Officers received for their services for fiscal years ended 2013 and 2012 were as follows (figures are in thousands of USD):

Name and principal position	Year	Salary (1)	Bonus (2)	Option Awards (3)	Total
Hanlin Chen (Chairman)	2013	$210	$-	$-	$210
	2012	$210	$-	$-	$210

Qizhou Wu (CEO)	2013	$140	$-	$-	$140
	2012	$140	$-	$-	$140

Haimian Cai (Vice President)	2013	$150	$-	$-	$150
	2012	$150	$-	$-	$150

(1)	Salary – Please refer to Base Salary disclosed under “Elements of compensation” section above for further details.

(2)	Bonus – Please refer to Performance Bonus disclosed under “Elements of compensation” section above for further details.

(3)	Option Awards – Please refer to Stock Option Awards disclosed under “Elements of compensation” section above for further details.

For detailed information on option exercises and stock vested, please see Note 18 to the consolidated financial statements in this report.

Compensation for Directors

Based on the number of the board of directors’ service years, workload and performance, the Company decides on their pay. The management believes that the pay for the members of the Board of Directors was appropriate as of December 31, 2013. The compensation that directors received for serving on the Board of Directors for fiscal year 2013 was as follows (figures are in thousands of USD):

Name	Fees earned or paid in cash	Option awards(1)	Total
Robert Tung	$44	$49	$93
Guangxun Xu	$40	$49	$89
Arthur Wong	$50	$49	$99

(1)
Other than the cash payment based on the number of a director’s service years, workload and performance, the Company grants 7,500 option awards to each director every year. In accordance with ASC Topic 718, the cost of the above mentioned stock options issued to directors was measured on the grant date based on their fair value. The fair value is determined using the Black-Scholes option pricing model and certain assumptions. Please see Note 18 to the consolidated financial statements in this Report.

The cost of the above-mentioned compensation paid to directors was measured based on investment, operating, technology, and consulting services they provided. All other directors did not receive compensation for their service on the Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose of or direct the disposition of, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 28,043,019 shares of common stock outstanding at December 31, 2013 (exclusive of 217,283 treasury stock).

Name/Title	Total Number of Shares	Percentage Ownership
Hanlin Chen, Chairman (1)	17,849,014	63.65%
Li Ping Xie (1)	17,849,014	63.65%
Wiselink Holdings Limited, “Wiselink” (1)	3,023,542	10.78%
Qizhou Wu, CEO and Director	1,445,136	5.15%
Robert Tung, Director	7,500	0.03%
Haimian Cai, Director	3,750	0.01%
Jie Li, CFO	33,403	0.12%
Daming Hu, CAO	26,400	0.09%
Tse Andy, Sr. VP	400,204	1.43%
Yijun Xia, VP	17,200	0.06%
All Directors and Executive Officers (8 persons)	20,194,140	72.01%

(1)
These 17,849,014 shares of common stock include: (i) 13,322,547 shares of common stock beneficially owned by Mr. Hanlin Chen; (ii) 1,502,925 shares of common stock beneficially owned by Ms. Liping Xie, Mr. Hanlin Chen’s wife; and (iii) 3,023,542 shares of common stock beneficially owned by Wiselink, a company controlled by Mr. Hanlin Chen.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the information required by Item 13 please refer to Note 2 (Basis of Presentation and Significant Accounting Policies–Certain Relationships and Related Transactions) and Note 28 (Related Party Transactions) to the consolidated financial statements in this Report.

The Company’s Audit Committee’s charter provides that one of its responsibilities is to review and approve related party transactions defined as those transactions required to be disclosed under Item 404 of Regulation S-K of the rules and regulations under the Exchange Act. The Company has a formal written set of policies and procedures for the review, approval or ratification of related party transactions. Where a related party transaction is identified, the Audit Committee reviews and, where appropriate, approves the transaction based on whether it believes that the transaction is at arm’s length and contains terms that are no less favorable than what the Company could have obtained from an unaffiliated third party.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees for professional audit services rendered by PricewaterhouseCoopers Zhong Tian LLP (formerly known as PricewaterhouseCoopers Zhong Tian CPAs Limited Company) for the audit of the Company’s annual financial statements, and fees billed for other services for the fiscal years 2013 and 2012. The Audit Committee has approved all of the following fees (figures are in thousands of USD):

	Fiscal Year Ended
	2013	2012
Audit Fees	$844	$820
Audit-Related Fees	-	-
Tax Fees	-	-
Total Fees Paid	$844	$820

At the discretion of the PRC government in accordance with the Scheme for the Localization Restructuring of Chinese-Foreign Cooperative Accounting Firms, PricewaterhouseCoopers Zhong Tian CPAs Limited Company has converted to a new partnership and changed its name to PricewaterhouseCoopers Zhong Tian LLP, effective from July 1, 2013. PricewaterhouseCoopers Zhong Tian LLP has succeeded PricewaterhouseCoopers Zhong Tian CPAs Limited Company for all purposes and assumed all of the obligations and rights of PricewaterhouseCoopers Zhong Tian CPAs Limited Company with effect from July 1, 2013.

AUDIT COMMITTEE’S PRE-APPROVAL POLICY

During the fiscal years ended December 31, 2013 and 2012, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS

1.	Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers Zhong Tian LLP

2.	Consolidated Balance Sheets as of December 31, 2013 and 2012

3.	Consolidated Statements of Income for the years ended December 31, 2013 and 2012

4.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012

5.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012

6.	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

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

21	Schedule of Subsidiaries (incorporated by reference to Note 1 of the consolidated financial statements of the Company in this Annual Report on Form 10-K)

23.1	Consent of PricewaterhouseCoopers Zhong Tian LLP*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

10.1 +
The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014, formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income;
(iii)	Consolidated Statements of Comprehensive Income;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Related notes.

*	Filed herewith.

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

CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: March 31, 2014		/s/ Qizhou Wu

	Name:	Qizhou Wu

	Title:	Chief Executive Officer and President

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

Dated: March 31, 2014		/s/ Hanlin Chen
	Name:	Hanlin Chen
	Title:	Chairman and Director

Dated: March 31, 2014		/s/ Qizhou Wu
	Name:	Qizhou Wu
	Title:	Chief Executive Officer, President and Director

Dated: March 31, 2014		/s/ Jie Li
	Name:	Jie Li
	Title:	Chief Financial Officer

Dated: March 31, 2014		/s/ Daming Hu
	Name:	Daming Hu
	Title:	Chief Accounting Officer

Dated: March 31, 2014		/s/ Robert Tung
	Name:	Robert Tung
	Title:	Director

Dated: March 31, 2014		/s/ Guangxun Xu
	Name:	Guangxun Xu
	Title:	Director

Dated: March 31, 2014		/s/ Arthur Wong
	Name:	Arthur Wong
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
CHINA AUTOMOTIVE SYSTEMS, INC.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of China Automotive Systems, Inc. and its subsidiaries (collectively “the Company”)  at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the effectiveness of controls over identification, examination, approval and reporting of related party transactions existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We do not express an opinion or any other form of assurance on management's statements referring to management’s actions and plans of remediation of the identified material weakness included in the Management’s Report on Internal Control Over Financial Reporting.

/s/ PricewaterhouseCoopers Zhong Tian LLP
PricewaterhouseCoopers Zhong Tian LLP
Shanghai, People’s Republic of China
March 31, 2014

China Automotive Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands of USD, except share and per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$53,979	$87,649
Pledged cash deposits	33,963	26,481
Short-term investments	35,510	-
Accounts and notes receivable, net - unrelated parties	267,639	211,306
Accounts and notes receivable, net - related parties	17,194	12,286
Advance payments and others - unrelated parties	3,156	3,127
Advance payments and others - related parties	866	779
Inventories	51,392	43,542
Assets held for sale	925	-
Current deferred tax assets	5,783	4,392
Total current assets	470,407	389,562
Non-current assets:
Property, plant and equipment, net	80,018	81,691
Intangible assets, net	686	676
Other receivables, net - unrelated parties	252	849
Other receivables, net - related parties	108	107
Advance payment for property, plant and equipment - unrelated parties	3,488	1,001
Advance payment for property, plant and equipment - related parties	2,097	4,162
Long-term investments	4,023	3,665
Non-current deferred tax assets	4,528	4,112
Total assets	$565,607	$485,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$37,381	$40,284
Accounts and notes payable - unrelated parties	198,419	166,380
Accounts and notes payable - related parties	4,634	4,521
Customer deposits	1,677	870
Accrued payroll and related costs	7,052	5,472
Accrued expenses and other payables	29,062	23,063
Accrued pension costs	4,626	4,255
Taxes payable	7,792	5,593
Amounts due to shareholders/directors	312	332
Deferred tax liabilities	117	46
Total current liabilities	291,072	250,816
Long-term liabilities:
Advances payable	2,764	2,609
Total liabilities	293,836	253,425
Commitments and Contingencies (Note 30)
Stockholders’ Equity
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued –28,260,302 and 28,260,302 shares at December 31, 2013 and 2012, respectively	3	3
Additional paid-in capital	39,565	39,371
Retained earnings-
Appropriated	10,048	9,953
Unappropriated	146,023	119,329
Accumulated other comprehensive income	32,061	25,898
Treasury stock –217,283 and 217,283 shares at December 31, 2013 and 2012, respectively	(1,000)	(1,000)
Total parent company stockholders’ equity	226,700	193,554
Non-controlling interests	45,071	38,846
Total stockholders’ equity	271,771	232,400
Total liabilities and stockholders’ equity	$565,607	$485,825

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands of USD, except share and per share amounts)

	Year Ended December 31,
	2013	2012

Net product sales, including $37,453 and $27,442 to related parties for the years ended December 31, 2013 and 2012	$415,158	$336,005
Cost of products sold, including $25,916 and $19,990 purchased from related parties for the years ended December 31, 2013 and 2012	338,526	275,254
Gross profit	76,632	60,751
Net gain on other sales	7,555	4,426
Operating expenses:
Selling expenses	13,331	9,557
General and administrative expenses	13,253	12,936
Research and development expenses	20,885	14,886
Total operating expenses	47,469	37,379
Operating income	36,718	27,798
Other income, net	1,096	461
Financial income (expenses), net	427	(2,175)
Loss on change in fair value of derivative	-	(449)
Gain on redemption of convertible notes	-	1,420
Income before income tax expenses and equity in earnings of affiliated companies	38,241	27,055
Less: Income taxes	5,483	4,391
Add: Equity in earnings of affiliated companies	307	171
Income from continuing operations	33,065	22,835
Discontinued operations (including after-tax disposition gain of $26) - net of income tax (Note 24)	-	2,651
Net income	33,065	25,486
Net income attributable to noncontrolling interest	6,276	4,744
Net income attributable to parent company	$26,789	$20,742
Allocation to convertible notes holders	-	(934)
Net income attributable to parent company’s common shareholders	26,789	19,808

Net income attributable to parent company’s common shareholders per share –
Basic –
Income from continuing operations attributable to shareholders	0.96	0.61
Income per share from discontinued operations	-	0.09
Basic	$0.96	$0.70

Diluted–
Income from continuing operations attributable to shareholders	0.95	0.61
Income per share from discontinued operations	-	0.09
Diluted	$0.95	$0.70

Weighted average number of common shares outstanding –
Basic	28,043,019	28,213,163
Diluted	28,056,144	28,215,367

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2013	2012

Net income	$33,065	$25,486
Other comprehensive income:
Foreign currency translation gain - continuing operations	7,411	751
Foreign currency translation loss - discontinued operations	-	(75)
Comprehensive income	40,476	26,162
Comprehensive income attributable to noncontrolling interest	7,524	4,814
Comprehensive income attributable to parent company	$32,952	$21,348

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands of USD, except share and per share amounts)

	2013	2012

Common Stock
Balance at January 1, 2013 and 2012 - 28,260,302 and 28,260,302 shares, respectively	$3	$3
Balance at December 31, 2013 and 2012 - 28,260,302 and 28,260,302 shares, respectively	$3	$3

Additional paid-in capital
Balance at January 1	$39,371	$39,296
Stock-based compensation	194	75
Balance at December 31	$39,565	$39,371

Retained earnings— Appropriated
Balance at January 1	$9,953	$9,026
Appropriation of retained earnings	95	927
Balance at December 31	$10,048	$9,953

Unappropriated
Balance at January 1	$119,329	99,513
Net income attributable to parent company	26,789	20,742
Appropriation of retained earnings	(95)	(926)
Balance at December 31	$146,023	$119,329

Accumulated Other Comprehensive Income
Balance at January 1	$25,898	25,291
Net foreign currency translation adjustment attributable to parent company	6,163	607
Balance at December 31	$32,061	$25,898

Treasury stock
Balance at January 1, 2013 and 2012 - 217,283 and 0 shares, respectively	(1,000)	-
Repurchased stock at December 31, 2013 and 2012 - 0 and 217,283 shares, respectively	-	(1,000)
Balance at December 31, 2013 and 2012 - 217,283 and 217,283 shares, respectively	(1,000)	(1,000)
Total parent company stockholders’ equity	$226,700	$193,554

Non-controlling interest
Balance at January 1	$38,846	$43,028
Net foreign currency translation adjustment attributable to non-controlling interest	1,248	70
Net income attributable to non-controlling interest	6,276	4,744
Capital contribution from noncontrolling interests	-	3,012
Distribution of retained earnings	(1,299)	(6,846)
Disposal of Zhejiang	-	(5,162)
Balance at December 31	$45,071	$38,846
Total stockholders' equity	$271,771	$232,400

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2013	2012

Cash flows from operating activities:
Net income	$33,065	$25,486
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	194	76
Depreciation and amortization	14,587	13,910
Deferred income taxes	(1,471)	(1,557)
Inventory write downs	2,313	876
Provision for doubtful accounts	60	204
Gain on disposal of a subsidiary	-	(2,848)
Equity in earnings of affiliated companies	(307)	(171)
Gain on redemption of convertible notes	-	(1,421)
Loss on change in fair value of derivative	-	449
Gain on disposal of fixed assets	(4,282)	(849)
Amortization of debt issue cost	57	173
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged cash deposits	(6,701)	(6,888)
Accounts and notes receivable	(54,820)	(19,551)
Advance payments and other	8	(1,283)
Inventories	(8,716)	229
Increase (decrease) in:
Accounts and notes payable	26,600	7,745
Customer deposits	787	(52)
Accrued payroll and related costs	1,403	514
Accrued expenses and other payables	5,335	(5,422)
Accrued pension costs	235	176
Taxes payable	1,994	4,170
Advances payable	2,535	2,243
Net cash provided by operating activities	12,876	16,209
Cash flows from investing activities:
Purchase of short-term investments	(46,492)	-
Proceeds from maturitites of short-term investments	11,330	-
Dividends from investment under cost method	66	-
Decrease in other receivables	625	1,376
Cash received from property, plant and equipment sales	6,284	3,940
Cash paid to acquire property, plant and equipment	(14,708)	(19,004)
Cash paid to acquire intangible assets	(163)	(75)
Proceeds from disposal of a subsidiary	-	7,471
Net cash used in investing activities	(43,058)	(6,292)
Cash flows from financing activities:
Proceeds from government and bank loan	24,017	43,612
Repayment of government and bank loans	(28,359)	(11,389)
Debt issuance costs paids paid for bank loan	-	(230)
Capital contribution from noncontrolling interests	-	166
Dividends paid to the non-controlling interest holders of joint venture companies	(1,433)	(2,936)
Decrease in amounts due to shareholders/directors	(35)	(21)
Redemption of convertible notes	-	(23,571)
Repurchase common stock	-	(1,000)
Net cash provided by financing activities	(5,810)	4,631
Cash and cash equivalents affected by foreign currency	2,322	140
Net increase (decrease) in cash and cash equivalents	(33,670)	14,688
Cash and equivalents at beginning of year	87,649	72,961
Cash and equivalents at end of year	$53,979	$87,649

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Year Ended December 31,
	2013	2012

Cash paid for interest	$1,295	$10,874
Cash paid for income taxes	$6,043	$5,769

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Non-cash investing activities:

	Year Ended December 31,
	2013	2012

Advance payments for acquiring property, plant and equipment	$5,586	$5,163
Accounts receivable from sale of property, plant and equipment	$-	$1,128
Government subsidies recorded as a reduction of property, plant and equipment cost	$2,460	$-

Non-cash financing activities:

	Year Ended December 31,
	2013	2012

Noncontrolling interests contribution of capital with property, plant and equipment	$-	$2,846
Dividend Payable to non-controlling interest shareholders of joint-ventures	$34	$162

The accompanying notes are an integral part of these consolidated financial statements

China Automotive Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Organization and Business

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

The Company owns the following aggregate net interests in the following Sino-foreign joint ventures, wholly-owned subsidiary and joint ventures organized in the PRC and Brazil as of December 31, 2013 and 2012.

	Aggregate Net Interest
Name of Entity	2013	2012
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [1]	80.00%	80.00%
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [2]	81.00%	81.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	83.34%	83.34%
Wuhu HengLong Auto Steering System Co., Ltd., “Wuhu” [5]	77.33%	77.33%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [6]	85.00%	85.00%
Jingzhou Hubei Henglong Automotive System Co., Ltd, “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	80.00%	80.00%
Beijing Hainachun HengLong Automotive Steering System Co., Ltd, “Beijing HengLong” [9]	50.00%	50.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd, “Chongqing Henglong” [10]	70.00%	70.00%
CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong” [11]	80.00%	80.00%

1.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gear for cars and light duty vehicles.

2.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gear for heavy-duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

6.	Jielong was established in 2006 and mainly engages in the production and sales of electric power steering gear, “EPS.”

66

7.
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

11.
On August 21, 2012, Hubei Henglong established a Sino-foreign joint venture company with two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. The joint-venture company is called CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong.” Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. The new joint venture is located in Brazil and has a registered capital of $1.0 million (equivalent to BRL1.6 million), of which $0.8 million (equivalent to BRL1.3 million), or 80%, is held by Hubei Henglong, and of which $0.2 million (equivalent to BRL0.3 million), or 20%, is held by Mr. Ozias Gaia Da Silva and Mr. Ademir Dal’ Evedove. As of December 31, 2013, Hubei Henglong and Mr. Ozias Gaia Da Silva and Mr. Ademir Dal’ Evedove have completed their capital contributions.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the years ended December 31, 2013 and 2012, the accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and joint ventures, which are described in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company has no voting control in Beijing Henglong, thus such investment was accounted for using the equity method.

Henglong was formed in 1997. The Company increased its shareholdings from 44.5% to 80% in 2008 and the remaining 20% is owned by Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd., “Jiulong Machine.” The highest authority of the joint venture is Henglong’s board of directors, which is comprised of five directors, four of which, 80%, are appointed by the Company, and one of which, 20%, is appointed by Jiulong Machine. As for day-to-day operating matters, approval by more than two-thirds of the members of such board of directors, 67%, is required. Both the chairman of such board of directors and the general manager of Henglong are appointed by the Company.

Jiulong was formed in 1993, with 81% owned and controlled by the Company, 10% owned by Jiulong Machine, and 9% owned by Jingzhou Tianxin Investment Consulting Co., Ltd., “Tianxin.” The highest authority of the joint venture is Jiulong’s board of directors, which is comprised of five directors, four of which, 80%, are appointed by the Company, and one of whom, 20%, is appointed by Jiulong Machine. As for day-to-day operating matters, approval by more than two-thirds of the members of such board of directors, 67%, is required. The chairman of such board of directors is appointed by Jiulong Machine. The general manager of Jiulong is appointed by the Company.

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

USAI was formed in 2005. At December 31, 2013, 83.34% of USAI was owned by the Company, and 16.66% of USAI was owned by Hubei Wanlong Investment Inc., “Hubei Wanlong.” The highest authority of the joint venture is USAI’s board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, one of whom, 33%, is appointed by Hubei Wanlong. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. The chairman of such board of directors is appointed by the Company. The general manager of USAI is appointed by the Company.

Jielong was formed in April 2006. As at December 31, 2013, 85% of Jielong was owned by the Company, and 15% of Jielong was owned by Hubei Wanlong. The highest authority of the joint venture is Jielong’s board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, and one of whom, 33%, is appointed by Hubei Wanlong. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. The chairman of such board of directors is appointed by the Company. The general manager of Jielong is appointed by the Company.

Wuhu was formed in May 2006, with 77.33% owned by the Company, and 22.67% owned by Wuhu Chery Technology Co., Ltd., “Chery Technology.” The highest authority of the joint venture is Wuhu’s board of directors, which is comprised of five directors, three of whom, 60%, are appointed by the Company, and two of whom, 40%, are appointed by Chery Technology. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. The directors of the Company and Chery Technology executed an “Act in Concert” agreement, resulting in the Company having voting control in the joint venture. The chairman of such board of directors is appointed by the Company. The general manager of Wuhu is appointed by the Company.

Testing Center was formed in December 2009, as a wholly-owned subsidiary of Henglong. The highest authority of the entity is its board of directors, which is comprised of three directors, all of them are appointed by the Company.

Chongqing Henglong was formed in 2012, with 70% owned by the Company and 30% owned by SAIC-IVECO. The highest authority of the joint venture is Chongqing Henglong’s board of directors, which is comprised of five directors, three of whom, 60%, are appointed by the Company, and two of whom, 40%, are appointed by SAIC-IVECO. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. In February 2012, the Company and SAIC-IVECO signed an “Act in Concert” agreement. According to the agreement, the directors appointed by SAIC-IVECO agreed to execute the “Act in Concert” agreement with the directors designated by the Company. The chairman of such board of directors and the general manager of Chongqing Henglong are both appointed by the Company.

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

Beijing Henglong was formed in 2010, with 50% owned by the Company and 50% owned by Beijing Hainachuan Auto Parts Co. Ltd., "Hainachuan.” The highest authority of the joint venture is Beijing Henglong’s board of directors, which is comprised of seven directors, four of whom, 57%, are appointed by the Company, and three of whom, 43%, are appointed by Hainachuan. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. The chairman of such board of directors is appointed by Hainachuan. The general manager of Beijing Henglong is appointed by the Company. The Company has no voting control in Beijing Henglong, thus such investment was accounted for using the equity method.

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

Pledged Cash Deposits - Pledged as guarantee for the Company's notes payable and restricted to use. The Company regularly pays some of its suppliers by bank notes. The Company has to deposit a cash deposit, equivalent to 30%- 100% of the face value of the relevant bank note, in order to obtain the bank note.

Short-term investments - Short-term investments are comprised of time deposits with terms of three months or more which are due within one year. The carrying values of time deposits approximate fair value because of their short maturities. The interest earned is recognized in the consolidated statemenst of income over the contractual term of the deposits.

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

However, for the fiscal year ended December 31, 2013 and 2012, interest costs which were incurred as a result of using such specific borrowings for the acquisition, construction or installation of property, plant and equipment were not significant, so the Company did not capitalize interest costs.

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

The Company continually reviews its investment in Beijing Henglong to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, including general market conditions, industry-specific or investee-specific reasons, changes in valuation subsequent to the balance sheet date and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the security is written down to fair value. There were no impairment losses for its long-term investment in the years ended December 31, 2013 and 2012.

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

For the years ended December 31, 2013 and 2012, the warranties activities were as follows (figures are in thousands of USD):

	Year Ended December 31,
	2013	2012
Balance at the beginning of year	$18,081	$16,809
Additions during the year	12,707	10,931
Settlement within the year	(9,244)	(9,264)
Decrease for warranty related to the subsidiary sold	-	(436)
Foreign currency translation	560	41
Balance at end of year	$22,104	$18,081

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

Interest Rate Risk- As of December 31, 2013, the Company had bank loans of $30 million which were charged at floating interest rates. The remaining bank loans and convertible notes payable were charged at fixed interest rates. Management is monitoring the change of floating interest rates. The Company plans to repay the bank loans with floating interest rates when the floating interest rates exceed fixed interest rates, because such bank loans are short-term and the Company has sufficient credit lines with fixed interest rates.

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

Advertising, Shipping and Handling Costs – Advertising, shipping and handling costs are expensed as incurred and recorded in selling expenses. Shipping and handling costs relating to sales of $5.5 million and $4.3 million were included in selling expenses for the years ended December 31, 2013 and 2012, respectively.

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

Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As at December 31, 2013 and 2012, the Company did not have any fair value assets and liabilities classified as Level 1.

Level 2 Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As at December 31, 2013 and 2012, the Company did not have any fair value assets and liabilities classified as Level 2.

Level 3 Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Accordingly, the compound derivative liabilities are classified as Level 3 as the inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. As of December 31, 2013 and 2012, the Company did not have any fair value assets and liabilities classified as Level 3. For a summary of changes in Level 3 derivative liabilities for the years ended December 31, 2013 and 2012, please see Note 23.

The Company’s financial instruments consist principally of cash and cash equivalents, pledged cash deposits, short-term investments, accounts and notes receivable, accounts and notes payable, advance payment or payable, other receivable or payable, accrued expenses and bank loans. As of December 31, 2013 and 2012, the respective carrying values of all financial instruments approximated their fair values based on their short-term maturities. The convertible notes payable and derivative liabilities were settled upon redemption of the convertible notes on May 25, 2012.

Stock-Based Compensation - The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

The stockholders of the Company approved a stock incentive plan at the Annual Meeting of the Company held on June 28, 2005, and the maximum number of common shares for issuance under this plan is 2,200,000. The term of the plan is 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Under the stock incentive plan, the Company has issued 523,850 stock options, and 1,676,150 stock options remain to be issuable in the future. As of December 31, 2013, the Company had 105,000 stock options outstanding.

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

Foreign Currencies - China Automotive, the parent company, and HLUSA maintain their books and records in United States Dollars, “USD,” their functional currency. The Company’s subsidiaries based in the PRC and Genesis maintain their books and records in Renminbi, “RMB,” their functional currency. The Company’s subsidiary based in Brazil maintains its books and records in Brazilian reais, “BRL,” its functional currency. In accordance with ASC Topic 830, “FASB Accounting Standards Codification”, foreign currency transactions denominated in currencies other than the functional currency are remeasured into the functional currency at the rate of exchange prevailing at the balance sheet date for monetary items. Nonmonetary items are remeasured at historical rates. Income and expenses are remeasured at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period.

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

Certain Relationships And Related Transactions-

The following are the related parties of the Company. The major shareholders of the Company directly or indirectly have interests in these related parties:

•	Jinghou Henglong Fulida Textile Co., Ltd., “Jingzhou”
•	Xiamen Joylon Co., Ltd., “Xiamen Joylon”
•	Shanghai Tianxiang Automotive Parts Co., Ltd., “Shanghai Tianxiang”
•	Shanghai Fenglong Materials Co., Ltd., “Shanghai Fenglong”
•	Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”
•	Jiangling Tongchuang Machining Co., Ltd., “Jiangling Tongchuang”
•	Beijing Hualong Century Digital S&T Development Co., Ltd., “Beijing Hualong”
•	Jingzhou Jiulong Material Co., Ltd., “Jiulong Material”
•	Shanghai Hongxi Investment Inc., “Hongxi”
•	Hubei Wiselink Equipment Manufacturing Co., Ltd., “Hubei Wiselink”
•	Jingzhou Tongyi Special Parts Co., Ltd., “Jingzhou Tongyi”
•	Jingzhou Derun Agricultural S&T Development Co., Ltd., “Jingzhou Derun”
•	Jingzhou Tongying Alloys Materials Co., Ltd., “Jingzhou Tongying”
•	WuHan Dida Information S&T Development Co., Ltd., “WuHan Dida”
•	Hubei Wanlong Investment Co., Ltd., “Hubei Wanlong”
•	Jiangling Yude Machining Co., Ltd., “Jiangling Yude”
•	Wiselink Holdings Limited, “Wiselink”
•	Beijing Hainachun HengLong Automotive Steering System Co., Ltd., “Beijing Henglong”
•	Honghu Changrun Automotive Parts Co., Ltd., “Honghu Changrun”
•	Jingzhou Henglong Real Estate Co., Ltd., “Henglong Real Estate”
⋅	Xiamen Joylon Automotive Parts Co., Ltd., “Xiamen Automotive Parts”
⋅	Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd., “Jiulong Machine”
•	WuHan Tongkai Automobile Motor Co., Ltd., “WuHan Tongkai”

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

Equipment and production technology purchased from related parties - The Company purchased equipment and production technology from related parties at fair market prices, or reasonable cost plus pricing if fair market prices are not available and was required to pay in advance based on the purchase agreement between the two parties, because such equipment manufacturing and technology development was required for a long period. These transactions are consummated under similar terms as the Company's other suppliers.

Short-term loans extended to related parties - The Company provides short-term loans to related parties and assists the borrowing entities in addressing certain cash flow needs. The contractual period of each loan is three months or less from the date of the extension of the loan. In general, the Company charges interest by referencing to the prevailing borrowing interest rates published by PBOC except for the loans to related parties with repayment terms less than 3 days, which bear no interest rate due to their short-term maturities and are required to be approved by the audit committee of the board of directors of the Company.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date” . This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This update should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within this update’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this update) and should disclose that fact. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s financial position.

On July 18, 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (Income Taxes - Topic 740). This update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless otherwise provided in the update. To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset has expired before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this update do not require new recurring disclosures. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently evaluating the impact of adopting this update on its financial statements.

3.	Accounts and Notes Receivable

The Company’s accounts receivable at December 31, 2013 and 2012, are summarized as follows (figures are in thousands of USD):

	December 31,
	2013	2012
Accounts receivable - unrelated parties (1)	$140,920	$117,136
Notes receivable - unrelated parties (2)(3)	128,068	95,436
	268,988	212,572
Less: allowance for doubtful accounts- unrelated parties	(1,349)	(1,266)
Accounts and Notes Receivable- unrelated parties	267,639	211,306
Accounts and Notes Receivable - related parties	17,194	12,286
Balance at end of year	$284,833	$223,592

(1)	As of December 31, 2013, the Company has pledged $19.1 million of accounts receivable as security for its comprehensive credit facility with banks in China.

(2)	Notes receivable represents accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

(3)
Henglong collateralized its notes receivable in an amount of RMB 196.3 million (equivalent to approximately $32.2 million) to Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 11) which is used as security for the non-revolving credit facility in the amount of $30.0 million, the “Credit Facility,” provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau,” to the Company in May 2012. The Credit Facility was drawn down on May 22, 2012 and its original maturity date was May 22, 2013. Such maturity date was extended to May 13, 2014 (see Note 11).

The activity in the Company’s allowance for doubtful accounts of accounts receivable during the years ended December 31, 2013 and 2012, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2013	2012
Balance at beginning of year	$1,266	$1,191
Amounts provided for during the year	183	232
Amounts reversed of collection during the year	(48)	(77)
Written off during the year	(92)	-
Disposal of Zhejiang	-	(83)
Foreign currency translation	40	3
Balance at end of year	$1,349	$1,266

4. Other Receivables

The Company’s other receivables at December 31, 2013 and 2012, are summarized as follows (figures are in thousands of USD):

	December 31,
	2013	2012
Other receivables- unrelated parties	$314	$905
Less: allowance for doubtful accounts - unrelated parties	(62)	(56)
Balance at end of year	$252	$849

	December 31,
	2013	2012
Other receivables - related parties	$729	$715
Less: allowance for doubtful accounts - related parties	(621)	(608)
Balance at end of year	$108	$107

Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date.

The activity in the Company’s allowance for doubtful accounts of other receivable during the years ended December 31, 2013 and 2012, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2013	2012
Balance at beginning of year- unrelated parties	$56	$59
Amounts provided for during the year- unrelated parties	5	-
Amounts reversed of collection during the year- unrelated parties	-	-
Disposal of Zhejiang	-	(3)
Foreign currency translation- unrelated parties	1	-
Balance at end of year	$62	$56

	Year Ended December 31,
	2013	2012
Balance at beginning of year- related parties	$608	$638
Amounts provided for during the year- related parties	9	-
Amounts reversed of collection during the year- related parties	(15)	(32)
Foreign currency translation- related parties	19	2
Balance at end of year	$621	$608

5. Inventories

The Company’s inventories at December 31, 2013 and 2012, consisted of the following (figures are in thousands of USD):

	December 31,
	2013	2012
Raw materials	$12,185	$11,144
Work in process	8,079	7,094
Finished goods	31,128	25,304
Balance at end of year	$51,392	$43,542

Provision for inventories valuation amounted to $2.3 million and $0.9 million for the years ended December 31, 2013 and 2012, respectively.

6. Long-term Investments

On December 31, 2013 and 2012, the Company’s balance of long-term investment was $4.0 million and $3.7 million, respectively. As discussed in Note 2, for the long-term investments that the Company has no voting control, such investments were accounted for using the equity method or the cost method.

On January 24, 2010, the Company invested $3.1 million to establish a joint venture company, Beijing Henglong, with Hainachuan. The Company owns 50% equity in Beijing Henglong, as discussed in Note 2. The Company accounted for Beijing Henglong’s operational results with the equity method. On December 31, 2013 and 2012, the Company had $3.9 million and $3.6 million, respectively, of net equity in Beijing Henglong, respectively. Summarized statement of balance sheet data of Beijing Henglong as of December 31 is as follows (figures are in thousands of USD):

	December 31,
	2013	2012
Assets:
Current assets	$13,364	$12,009
Other assets	6,510	4,851
Total assets	$19,874	$16,860
Liabilities and shareholders’ equity:
Current liabilities	$9,109	$6,892
Other liabilities	2,897	2,810
Shareholders’ equity	7,868	7,158
Total liabilities and shareholders’ equity	$19,874	$16,860

Statement of operations data for the years ended December 31 of 2013 and 2012, are summarized as follows (figures are in thousands of USD):

	Net Sales		Gross Margin		Net Income(Loss)
	2013	2012	2013	2012	2013	2012

Beijing Henglong	$28,046	$20,954	$869	$646	$482	$342

The Company’s share of net assets and net income is “long-term investments” on the consolidated balance sheets and “equity in earnings of affiliated companies” on the consolidated statements of operations. The Company’s consolidated financial statements contain the net income of non-consolidated affiliates of $0.2 million and $0.2 million at December 31, 2013 and 2012, respectively.

7. Property, Plant and Equipment

The Company’s property, plant and equipment at December 31, 2013 and 2012, are summarized as follows (figures are in thousands of USD):

	December 31,
	2013	2012

Costs:
Land use rights and buildings	$43,849	$36,881
Machinery and equipment	110,322	96,368
Electronic equipment	7,414	6,174
Motor vehicles	3,195	2,942
Construction in progress	5,133	13,280
	169,913	155,645
Less: Accumulated depreciation	(89,895)	(73,954)
Balance at end of year	$80,018	$81,691

Depreciation charges for the years ended December 31, 2013 and 2012, were $14.4 million and $13.7 million, respectively.

As of December 31, 2013, the Company has pledged property, plant and equipment with a net book value of approximately $51.4 million of as security for its comprehensive credit facilities with banks in China.

8. Intangible Assets

The Company’s intangible asset at December 31, 2013 and 2012, are summarized as follows (figures are in thousands of USD):

	December 31,
	2013	2012
Costs:
Patent technology	$2,067	$1,901
Management software license	699	622
	2,766	2,523
Less: Accumulated amortization	(2,080)	(1,847)
Balance at end of the year	$686	$676

For the years ended December 31, 2013 and 2012, amortization expenses were $0.2 million and $0.2 million, respectively.

The estimated aggregated amortization expense for the five succeeding years is $1.0 million with $0.2 million for each year.

9. Assets Held for Sale

Assets held for sale represent the remaining land use rights to be sold within the 12 months following December 31, 2013. According to the agreement signed between the Company and Jingzhou Land Reserve Center, “JLRC,” a local PRC government bureau, the Company agreed to sell the land use rights of Henglong with respect to 136,392 square meters of land located at Jingzhou City, Hubei Province, the PRC, to JLRC for consideration    of approximately $13.0 million. The settlement of the consideration is subject to JLRC’s completion of its sale of such land use rights to be tendered in the open market. As of December 31, 2013, the Company recognized and received consideration  of $4.6 million upon the completion by JLRC of its sale of a portion of the land use rights, and a related gain of $4.1 million (before tax) for the payment of the sale of partial land use rights was recorded as gain on other sales. The costs of the land use rights for the remaining portion of the land was recorded as assets held for sale. Gain for the consideration of the remaining land use rights to be sold will be recognized upon the completion by JLRC of its sale of such land use rights and the settlement of the related payment to the Company.

10. Deferred Income Tax Assets

In accordance with the provisions of ASC Topic 740 “Income Taxes,” the Company assesses, on a quarterly basis, its ability to realize its deferred tax assets. Based on the more likely than not standard in the guidance and the weight of available evidence, the Company believes a valuation allowance against its deferred tax assets is necessary. In determining the need for a valuation allowance, the Company considered the following significant factors: an assessment of recent years’ profitability and losses by tax authorities; the Company’s expectation of profits based on margins and volumes expected to be realized (which are based on current pricing and volume trends); the long period in all significant operating jurisdictions before the expiry of net operating losses, noting further that a portion of the deferred tax asset is composed of deductible temporary differences that are subject to an expiry period until realized under tax law. The Company will continue to evaluate the provision of valuation allowance in future periods.

The components of deferred income tax assets at December 31, 2013 and 2012, were as follows (figures are in thousands of USD):

	December 31,
	2013	2012

Losses carryforward (U.S.) (1)	$6,825	$7,004
Losses carryforward (PRC)	1,838	1,887
Product warranties and other reserves	4,207	3,253
Property, plant and equipment	4,346	3,774
Share-based compensation	296	240
Bonus accrual	557	196
Other accruals	850	696
Others	1,103	839
Total deferred tax assets	20,022	17,889
Less: taxable temporary difference related to revenue recognition	(793)	(397)
Total deferred tax assets, net	19,229	17,492
Less: Valuation allowance	(8,918)	(8,988)
Total deferred tax assets, net of valuation allowance (2)	$10,311	$8,504

80

(1)
The net operating loss carry forwards for the U.S. entity for income tax purposes are available to reduce future years' taxable income. These carry forwards will expire, if not utilized, at varying times over the next 20 years. Net operating loss carryforwards for non-U.S. entities can be carried forward for 5 years to offset taxable income. However, as of December 31, 2013, valuation allowance was $8.9 million, including $7.3 million allowance for the Company’s deferred tax assets in the United States and $1.6 million allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

(2)
Approximately $4.5 million and $4.1 million of deferred income tax asset as of December 31, 2013 and 2012, respectively, is included in non-current deferred tax assets in the accompanying consolidated balance sheets. The remaining $5.8 million and $4.4 million of deferred income tax asset as of December 31, 2013 and 2012, respectively, is included in the current deferred tax assets.

The activity in the Company’s valuation allowance for deferred tax assets during the years ended December 31, 2013 and 2012, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2013	2012

Balance at beginning of year	$8,988	$8,138
Amounts provided for during the year	70	4,111
Amounts recovered during the year	(188)	(3,264)
Foreign currency translation	48	3
Balance at end of year	$8,918	$8,988

11. Bank Loans

Loans consist of the following at December 31, 2013 and 2012 (figures are in thousands of USD):

	December 31,
	2013	2012
Short-term bank loan (RMB) (1) (2)	$7,381	$10,341
Short-term bank loan (USD) (3)	30,000	30,000
Subtotal	37,381	40,341
Debt issue cost	(57)	(230)
Amortization	57	173
Balance at end of the year	$37,381	$40,284

(1)
These loans are secured by property, plant and equipment of the Company and are repayable within one year. At December 31, 2013 and 2012, the weighted average interest rate was 6.22% and 6.46% per annum, respectively. Interest is to be paid on the twentieth day of each month and the principal repayment is at maturity.

81

(2)
On July 18, 2013, 2012, Jiulong entered in to a one-year loan agreement with China Construction Bank Jingzhou branch in the amount of $1.6 million. The agreement contains certain financial and non-financial covenants, including but not limited to restrictions on the utilization of the funds and the maintenance of an assets-liability ratio not exceeding 60%. As of December 31, 2013, the assets-liability ratio of Jiulong was 54.8% and the Company was in compliance with these covenants at December 31, 2013.

(3)
On May 18, 2012, the Company entered into a credit agreement with ICBC Macau to obtain the Credit Facility of $30.0 million. The Credit Facility would have expired on November 3, 2012, unless the Company drew down the line of credit in full prior to such expiration date and the maturity date for the loan drawdown was the earlier of (i) 18 months from the drawdown or (ii) 1 month before the expiry of the Henglong Standby Letter of Credit issued by Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” as described below.

The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 2.25% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. The interest is calculated daily on a 360-day basis and is to be fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown.

As security for the Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount of not less than $31.6 million if the Credit Facility were to be fully drawn.

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB196.3 million (equivalent to approximately $32.2 million). The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013. On May 7, 2013, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2014. The interest rate of the Credit Facility under the extended term is calculated based on the three-month LIBOR plus 2.0% per annum. Except for the above, all other terms and conditions as stipulated in the ICBC Macau’s credit agreement remain unchanged. As of December 31, 2013, the interest rate on the Credit Facility was 2.24% per annum.

12. Accounts and Notes Payable

The Company’s accounts and notes payable at December 31, 2013 and 2012, are summarized as follows (figures are in thousands of USD):

	December 31,
	2013	2012
Accounts payable - unrelated parties	$120,202	$99,100
Notes payable - unrelated parties(1)	78,217	67,280
Accounts and notes payable - unrelated parties	198,419	166,380
Accounts payable - related parties	4,634	4,521
Balance at end of year	$203,053	$170,901

(1)
Notes payable represent payables in the form of notes issued by the Company. The notes are endorsed by banks to ensure that noteholders will be paid after maturity. The Company has pledged cash deposits, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

13. Accrued Expenses and Other Payables

The Company’s accrued expenses and other payables at December 31, 2013 and 2012, are summarized as follows (figures are in thousands of USD):

	December 31,
	2013	2012

Accrued expenses	$4,980	$2,557
Accrued interest	85	87
Other payables	1,858	2,176
Warranty reserves	22,104	18,081
Dividend payable to non-controlling interest shareholders of joint-ventures	35	162
Balance at end of year	$29,062	$23,063

14. Taxes Payable

The Company’s taxes payable at December 31, 2013 and 2012, is summarized as follows (figures are in thousands of USD):

	December 31,
	2013	2012

Value-added tax payable	$5,494	$4,347
Income tax payable	1,841	878
Other tax payable	457	368
Balance at end of year	$7,792	$5,593

15. Amounts Due to Shareholders/Directors

The activity in the amounts due to shareholders/directors during the years ended December 31, 2013 and 2012, are summarized as follows (figures are in thousands of USD):

	December 31,
	2013	2012
Balance at beginning of the year	$332	$352
Increase (decrease) during the year	(35)	(21)
Foreign currency translation	15	1
Balance at end of year	$312	$332

The amounts due to shareholders/directors were unsecured, interest-free and repayable on demand mainly resulting from expenses paid on behalf of the Company by shareholders/directors.

16. Advances Payable

On December 31, 2013 and 2012, advances payable of the Company was $2.8 million and $2.6 million, respectively.

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

17. Stock Options

The stockholders of the Company approved a stock incentive plan at the Annual Meeting of the Company held on June 28, 2005, and the maximum number of common shares for issuance under this plan is 2,200,000. The term of the plan is 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees who served over three years or have given outstanding performance, of options to purchase shares of the Company’s common stock. Under the stock incentive plan, the Company has issued 523,850 stock options under this plan, and there remain 1,676,150 stock options issuable in the future as of December 31, 2013.

Under the aforementioned plans, the stock options granted will have an exercise price equal to the closing price of the Company’s common stock traded on NASDAQ on the date of grant, and will expire two to five years  after the grant date. Except for the 298,850 options granted to management on December 2008, which became exercisable on a ratable basis over the vesting period (3 years), the others were exercisable immediately on the grant date. Stock options will be settled in shares of the Company’s common stock upon exercise and are recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” As of December 31, 2013, the Company has sufficient unissued registered common stock for settlement of the stock incentive plan mentioned above.

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

During 2013 and 2012, assumptions used to estimate the fair value of stock options on the grant dates are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
August 13, 2013	131.5%	1.49%	5	0.00%
August 15, 2012	149.2%	0.67%	5	0.00%

The stock options granted during 2013 and 2012 were exercisable immediately and their fair value on the grant date using the Black-Scholes option pricing model were $0.2 million and $0.1 million, respectively. For the years ended December 31, 2013 and 2012, the Company recognized stock-based compensation expenses of $0.2 million and $0.1 million, respectively.

The activities of stock options are summarized as follows, including granted, exercised and forfeited.

			Weighted-Average
		Weighted-Average	Contractual
	Shares	Exercise Price	Term (years)
Outstanding - January 1, 2012	67,500	$9.72	5
Granted	22,500	3.71	5
Outstanding - December 31, 2012	90,000	$8.22	5
Granted	22,500	10.00	5
Cancelled	(7,500)	5.65	5
Outstanding - December 31, 2013	105,000	$8.78	5

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2013:

	Outstanding Stock	Weighted Average	Weighted Average	Number of Stock
Range of Exercise Prices	Options	Remaining Life	Exercise Price	Options Exercisable
$3.50 - $10.00	82,500	3.13	$6.60	82,500
$10.01 - $18.00	22,500	1.52	$16.80	22,500
	105,000			105,000

As of December 31, 2013 and 2012, the total intrinsic value of the Company’s stock options that were outstanding was $0.2 million and $0.04 million, respectively.

As of December 31, 2013 and 2012, the total intrinsic value of Company’s stock options that were exercisable was $0.2 million and $0.04 million, respectively.

For the years ended December 31, 2013 and 2012, no Company’s stock options were exercised.

As of December 31, 2013 and 2012, the weighted average fair value of the Company’s stock options that were granted was $8.64 and $3.71, respectively.

18. Retained Earnings

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

For the years ended December 31, 2013 and 2012, the parent company did not declare any dividend or appropriate any statutory reserves, and the subsidiaries appropriated statutory reserves of $0.1 million and $0.9 million, respectively, in respect of the dividends that were declared.

19. Treasury Stock

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

As of December 31, 2013, under the repurchase program, which expired on August 12, 2013, the Company had repurchased 217,283 shares of the Company’s common stock for cash consideration of $1.0 million on the open market. The repurchased shares are presented as “treasury stock” on the balance sheet.

20.  Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment and scraps. For the year ended December 31, 2013, gain on other sales amounted to $7.6 million, including $3.3 million of gain on sales of materials and iron scrap and aluminum scrap, and $4.3 million of gain on sales of property, plant and equipment, as compared to $4.4 million for 2012, including $3.5 million of gain on sales of materials and iron scrap and aluminum scrap, and $0.9 million of gain on sales of property, plant and equipment.

21.  Other Income, Net

The Company recorded government subsidies received with no further condition to be met as other income. As of December 31, 2013 and 2012, the Company has received such subsidies in the amounts of $1.1 million and $0.5 million, respectively.

The Chinese government provides subsidies to support enterprises in their Research and development, “R&D,” and renewal of equipment. Government subsidies are generally classified as specific purpose subsidies (such as R&D activities and renewal of equipment) and unspecified purpose subsidies. For specific purpose subsidies, accounting by the occurred evidence, subsidies for the R&D activities first offset related R&D expenses that occurred, and subsidies for renewal of equipment offset the cost of related assets. Unspecific purpose subsidies are generally recognized as other income.

22. Financial (Income) Expenses, Net

During the years ended December 31, 2013 and 2012, the Company recorded financial (income) expenses which are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2013	2012

Accrual on maturity and make-whole redemption interest and coupon interest	$-	$1,551
Interest expense	1,569	1,564
Interest income	(2,836)	(1,422)
Foreign exchange loss, net	110	53
(Income) loss of note discount, net	31	(38)
Bank fees	699	467
Total financial (income) expenses, net	$(427)	$2,175

23. Loss on Change in Fair Value of Derivative

 In February 2008, the Company issued to two accredited institutional investors, namely Lehman Brothers Commercial Corporation Asia Limited, “Lehman Brothers,” and YA Global Investments L.P, “YA Global,” convertible notes in the principal amount of $35.0 million, with a scheduled maturity date of February 15, 2013, the “convertible notes.”

The Company and YA Global reached a settlement agreement on April 8, 2009. Under the terms of the settlement agreement, the Company paid on April 15, 2009 a redemption amount of $5.0 million to YA Global and YA Global waived its entitlement to the Other Make Whole Amount (as defined in the convertible notes).

On March 1, 2011, the provisional liquidator acting on behalf of Lehman Brothers, the “LBCCA Liquidator,” converted $6.4 million principal amount of the convertible notes at a conversion price of $7.0822 per share, and in turn the Company issued 907,708 shares of its common stock to LBCCA Liquidator.

On May 24, 2012, the Company and LBCCA Liquidator reached a settlement agreement. Under the terms of the settlement agreement, the Company redeemed all the remaining convertible notes, the “Redemption,” and paid a redemption amount of $32.4 million to LBCCA Liquidator on May 25, 2012, the “Redemption Date,” including $23.6 million of principal and $8.8 million of interest. On the Redemption Date, the carrying value of the convertible notes was $33.8 million, including $23.6 million of principal, $0.6 million of coupon interest, $8.6 million of make-whole amount payable and $1.0 million of derivative liabilities related to the convertible notes.

The Company’s derivative financial instruments (liabilities) consist of the compound embedded derivative that originated in connection with the above-mentioned convertible note payable and financing arrangement. Derivative liabilities are carried at fair value.

Changes in the fair value of compound derivative liabilities were recorded as a loss on change in fair value of derivative in the condensed unaudited consolidated statement of operations and comprehensive income for the year ended December 31, 2012.  For the year ended December 31, 2012, the Company recorded a loss on change in fair value of derivative of $0.5 million. Due to the Redemption, there was no gain or loss on change in fair value of derivative for the year ended December 31, 2013.

The following table summarizes the components of loss on change in fair value of derivative arising from fair value adjustments to compound derivative liabilities during the year ended December 31, 2012 (figures are in thousands of USD):

Year Ended
December 31, 2012
Balances at January 1	$559
Decrease due to convertible notes redemption on May 25, 2012	(1,008)
Loss in fair value adjustments	449
Balances at December 31	$-

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company's common stock, which has a high estimated volatility. As of January 1, 2012 and December 31, 2012, the Company calculated the fair value of derivative liabilities to be $0.6 million and $nil, respectively. During the year ended December 31, 2012, there was a change in the balance of the fair value of the Company’s derivative liabilities at the beginning and the end of the period, mainly due to the Redemption. On January 1, 2012 and the Redemption Date, the Company calculated the fair value of derivative liabilities to be $0.6 million and $1.0 million, respectively, mainly due to changes in the price of the Company’s common stock. From January 1 to the Redemption Date, the market price of the Company’s common stock rose to $3.82 from $3.30 on January 1, 2012. Since the Company’s derivative liabilities consisted of a conversion option that was embedded in the convertible notes payable, the intrinsic value of the conversion option was sensitive to changes in the trading market price of the Company’s common stock. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income or loss reflects the volatility in these estimate and assumption changes.

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

The Monte Carlo technique requires the use of inputs that range across all levels in the fair value hierarchy. As a result, the technique is a Level 3 valuation technique in its entirety. The calculations of fair value utilized the Company’s trading market values on the calculation dates. The contractual conversion prices were adjusted to give effect to the value associated with the down-round and anti-dilution protection. Expected volatility for each interval in the Monte Carlo process was established based upon the Company’s historical volatility for historical periods consistent with the term of each interval in the calculation. Market adjusted interest rates give effect to expected trends or changes in market interest rates by reference to historical trends in LIBOR. Credit risk adjusted rates, or yields, were developed using bond curves, risk-free rates, market and industry adjustment factors for companies with similar credit standings to the Company’s.

24. Income Taxes

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

Pursuant to the New China Income Tax Law and the Implementing Rules, “New CIT,” which become effective as of January 1, 2008, dividends generated after January 1, 2008 and payable by a foreign-invested enterprise to its foreign investors will be subject to a 10% withholding tax if the foreign investors are considered as non-resident enterprises without any establishment or place within China or if the dividends payable have no connection with the establishment or place of the foreign investors within China, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

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

According to PRC tax regulation, the Company should withhold income taxes for the profit distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. The Company accounts for the profit that the PRC subsidiaries intended to distribute to Genesis as deferred tax liabilities. For the years ended December 31, 2013 and 2012, the Company recognized deferred tax liabilities of $0.07 million and $0.04 million, respectively, for profit to be distributed to Genesis of $1.4 million and $0.8 million, respectively. For the remaining undistributed profits generated from the PRC subsidiaries, the Company intended to reinvest in subsidiaries in mainland China permanently. As of December 31, 2013, the Company still has undistributed earnings of approximately $158.5 million from investment in the PRC subsidiaries that are considered permanently reinvested. Had the undistributed earnings been distributed to Genesis and not permanently reinvested, the tax provision of approximately $7.9 million would have been recorded. Such undistributed profits would be kept in Genesis (if distributed by PRC subsidiaries) and not further distributed to the United States going forward.

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

According to the New CIT, Jielong has been subject to tax at a rate of 12.5 % in 2010 and 2011, and 25 % in 2012 and 2013.

According to the New CIT, Hubei Henglong has been subject to tax at a rate of 12.5 % from 2010 to 2012. In November 2011, Hubei Henglong was awarded the title of “High & New Technology Enterprise”, based on the PRC income tax law. Accordingly, it will be subject to enterprise income tax at a rate of 15 % for 2013.

According to the New CIT, USAI and Testing Center were exempted from income tax in 2009, and each has been subject to income tax at a rate of 12.5 % in 2010 and 2011, and 25 % in 2012 and 2013.

Chongqing Henglong was established in 2012. According to the New CIT, Chongqing Henglong is subject to income tax at a uniform rate of 25%. No provision for Chongqing Henglong is made as it had no assessable income for the years ended December 31, 2013 and 2012.

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million (equivalent to BRL 0.24 million). The Company had no assessable income in Brazil for the years ended December 31, 2013 and 2012.

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the years ended December 31, 2013 and 2012.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made as the Company had no assessable income in the United States for the years ended December 31, 2013 and 2012.

Income tax expense was $5.5 million for the year ended December 31, 2013, compared to $4.4 million for the year ended December 31, 2012, representing an increase of $1.1 million, or 25.0%, which was mainly due to an increase in income before tax and a decrease in effective tax rate. The effective tax rate decreased from 16.2% for the year ended December 31, 2012 to 14.3% for the year ended December 31, 2013, primarily due to an increase in technological development expenses of the Company in 2013. According to PRC tax regulations, the Company can deduct 1.5 times the technological development expenses when its tax payable was calculated.

The provision for income taxes from continuing operations was calculated as follows (figures are in thousands of USD):

	Year Ended December 31,
	2013	2012

Tax rate	35%	35%
Income before income taxes	$38,241	$27,055
Federal tax at statutory rate	$13,384	$9,470
Fair value change in convertible bond	-	157
Change of income tax rate	-	511
Tax benefit of double-deductible R&D expense	(2,793)	(1,813)
Gain on redemption of convertible notes	-	(497)
Effect of differences in foreign tax rate	(6,175)	(5,427)
Provision on valuation allowance for deferred income tax – U.S.	(178)	406
Provision on valuation allowance for deferred income tax – PRC	107	443
Other differences	1,138	1,141
Total income tax expense	$5,483	$4,391

The combined effects of the income tax exemption and reduction available to the Company are as follows (figures are in thousands of USD unless otherwise indicated):

	Year Ended December 31,
	2013	2012
Tax holiday effect	$6,175	$5,427
Basic net income per share effect	0.22	0.19
Diluted net income per share effect	0.22	0.19

The Company is subject to examination in the United States and China. The Company's tax years for 2003 through 2013 are still open for examination in China. The Company's tax years for 2005 through 2013 are still open for examination in the United States.

Uncertain Tax Positions

The Company did not have any uncertain tax positions for the years ended December 31, 2012 and 2013.

25.	Discontinued operations – Zhejiang

Zhejiang Henglong & Vie Pump-Manu Co., Ltd., “Zhejiang,” in which the Company owned a 51 % equity interest prior to its disposal in May 2012, was mainly engaged in the production and sales of power steering pumps. Given the power steering pump business has slowly lost its market share in the recent years due to market competition, lower market demand and replacement of hydraulic pressure steering by electric power steering, the Company sold its 51% equity interest in Zhejiang to Vie Group, the non-controlling shareholder of Zhejiang, on May 21, 2012. Pursuant to ASC Topic 205-20, “Presentation of Financial Statements—Discontinued Operations” , the business of Zhejiang, the “Zhejiang business,” is considered as discontinued operations because: (a) the operations and cash flows of Zhejiang will be eliminated from the Company’s operations as the Company will not continue to purchase power steering pumps from Zhejiang starting from August 2012; and (b) the Company would not have the ability to influence the operation or financial policies of Zhejiang subsequent to the sale. Before the sale, Zhejiang was identified as a product sector for the sales of power steering pumps of the Company, please see Note 32 for the details of segment reporting. For the year ended December 31, 2012, the purchases from Zhejiang by the Company amounted to $0.4 million, which were eliminated for the preparation of the consolidated financial statements before the disposal of Zhejiang. There was no purchase from Zhejiang for the year ended December 31, 2013.

The following table summarizes the results of the Zhejiang business included in the consolidated statements of operations and comprehensive income as discontinued operations (figures are in thousands of USD).

Year Ended
December 31, 2012
Operational profit from component of discontinued operations, net of tax	$157
Income from disposing of component of discontinued operations, net of tax	2,494
Income from discontinued operations, net of tax	$2,651

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

26. Income Per Share

In periods when the Company generates income, the Company calculates basic earnings per share using the two-class method, pursuant to ASC 260, “Earnings Per Share.” The two-class method is required as the Company’s convertible notes qualify as participating securities, having the right to receive dividends should dividends be declared on common stock. Under this method, earnings for the period are allocated on a pro-rata basis to the common stockholders and to the holders of convertible notes based on the weighted average number of common shares outstanding and the number of shares that could be converted. The Company does not use the two-class method in periods when it generates a loss as the holders of the convertible notes do not participate in losses.

For diluted earnings per share, the Company uses the more dilutive of the if-converted method or the two-class method for convertible notes and the treasury stock method for options, assuming the issuance of common shares, if dilutive, resulting from the exercise of options and warrants.

The calculations of diluted income per share attributable to the parent company were (figures are in thousands of USD):

	Year Ended December 31,
	2013	2012

Numerator:
Net income attributable to parent company	$26,789	$20,742
Allocation to convertible notes holders	-	(934)
Net income attributable to the parent company’s common shareholders – Basic and Diluted	26,789	19,808
Denominator:
Weighted average ordinary shares outstanding – Basic	28,043,019	28,213,163
Dilutive effects of stock options	13,125	2,204
Denominator for dilutive income per share – Diluted	28,056,144	28,215,367
Net income per share attributable to the parent company’s common shareholders
Basic	0.96	0.70
Diluted	0.95	0.70

The calculations of diluted income from continuing operations per share attributable to the parent company were (figures are in thousands of USD):

	Year Ended December 31,
	2013	2012
Numerator:
Net income from continuing operations	$33,065	$22,835
Net income from continuing operations attributable to noncontrolling interest	6,276	4,667
Net income from continuing operations attributable to shareholders	26,789	18,168
Allocation to convertible notes holders	-	(819)
Net income from continuing operations attributable to the parent company’s common shareholders – Basic and Diluted	26,789	17,349

Denominator:
Weighted average shares outstanding	28,043,019	28,213,163
Dilutive effects of stock options	13,125	2,204
Denominator for dilutive income per share – Diluted	28,056,144	28,215,367

Net income from continuing operations per common share attributable to parent company – Basic	$0.96	$0.61
Net income from continuing operations per common share attributable to parent company – Diluted	$0.95	$0.61

As of December 31, 2013 and 2012, the exercise prices for 52,500 shares and 67,500 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the year ended December 31, 2013 and 2012, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

For the year ended December 31, 2012, 1,331,305 shares issuable upon conversion of convertible notes that were then outstanding have not been included in the computation, because such inclusion would have had an anti-dilutive effect.

27. Significant Concentrations

A significant portion of the Company’s business is conducted in China where the currency is the RMB. Regulations in China permit foreign owned entities to freely convert the RMB into foreign currency for transactions that fall under the "current account", which includes trade related receipts and payments, interest and dividends. Accordingly, the Company’s Chinese subsidiaries may use RMB to purchase foreign exchange for settlement of such "current account" transactions without pre-approval.

China Automotive, the parent company, may depend on Genesis and HLUSA dividend payments, which are generated from their subsidiaries and their subsidiaries’ interests in the Sino-foreign joint ventures in China, “China-based Subsidiaries,” after they receive payments from the China-based Subsidiaries. Regulations in the PRC currently permit payment of dividends of a PRC company only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Under PRC law China-based Subsidiaries are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their general reserves until the cumulative amount reaches 50% of their paid-in capital. These reserves are not distributable as cash dividends, or as loans or advances. These foreign-invested enterprises may also allocate a portion of their after-tax profits, at the discretion of their boards of directors, to their staff welfare and bonus funds. Any amounts so allocated may not be distributed and, accordingly, would not be available for distribution to Genesis and HLUSA.

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

In 2013, the Company’s ten largest customers accounted for 71.8% of the Company’s consolidated sales, with 1 customer accounting for more than 10% of consolidated sales (as 11.1% of consolidated sales).

In 2012, the Company’s ten largest customers accounted for 73.8% of the Company’s consolidated sales, with 1 customer accounting for more than 10% of consolidated sales (as 11.7% of consolidated sales).

At December 31, 2013 and 2012, approximately 3.1% and 4.5% of accounts receivable were from trade transactions with the aforementioned customer.

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

Related sales and purchases: During the years ended December 31, 2013 and 2012, the joint ventures entered into related party transactions with companies with common directors as shown below (figures are in thousands of USD):

Merchandise Sold to Related Parties

	Year Ended December 31,
	2013	2012
Honghu Changrun	$-	$81
Xiamen Joylon	6,152	7,055
Xiamen Automotive Parts	2,757	-
Shanghai Fenglong	406	377
Jiangling Yude	583	103
Beijing Henglong	27,283	19,826
Other Related Parties	272	-
Total	$37,453	$27,442

Technology Sold to Related Parties

	Year Ended December 31,
	2013	2012

Beijing Henglong	$88	$86

Materials Purchased from Related Parties

	Year Ended December 31,
	2013	2012

Honghu Changrun	$1,258	$1,018
Jiangling Tongchuang	9,025	7,653
Jingzhou Tongying	12,622	9,436
Hubei Wiselink	1,106	1,190
Wuhan Tongkai	1,897	693
Other Related Parties	8	-
Total	$25,916	$19,990

Technology and Services Purchased from Related Parties

	Year Ended December 31,
	2013	2012

Changchun Hualong	$422	$365
Jingzhou Derun	492	-
Honghu Changrun	285	317
Beijing Hualong	432	137
Total	1,631	819

Equipment Purchased from Related Parties

	Year Ended December 31,
	2013	2012

Hubei Wiselink	$5,373	$4,250

Related receivables, advance payments and account payable: As at December 31, 2013 and 2012, accounts receivables, advance payments and account payable between the Company and related parties are as shown below (figures are in thousands of USD):

Accounts receivables from Related Parties

	December 31,
	2013	2012
Xiamen Joylon	$4,076	$4,182
Xiamen Automotive Parts	843	-
Shanghai Fenglong	298	208
Jiangling Yude	2,008	903
Jingzhou Tongying	485	604
Beijing Henglong	9,426	6,389
Other Related Parties	58	-
Total	$17,194	$12,286

 Other Receivables from Related Parties

	December 31,
	2013	2012
WuHan Dida	$62	$78
Jiulong Material	621	608
Other Related Parties	46	29
Total	729	715
Less: provisions for bad debts	(621)	(608)
Balance at end of year	$108	$107

Other receivables from related parties are primarily unsecured demand loans, with no stated interest rate or due date.

Accounts payable to Related Parties

	December 31,
	2013	2012
Shanghai Tianxiang	$341	$362
Jiangling Tongchuang	891	1,791
Hubei Wiselink	755	520
Jingzhou Tongying	1,911	1,508
Wuhan Tongkai	620	184
Honghu Changrun	94	156
Other Related Parties	22	-
Total	$4,634	$4,521

Advanced equipment payments to Related Parties

	December 31,
	2013	2012
Hubei Wiselink	$2,097	$4,162

Other advance payments to Related Parties

	December 31,
	2013	2012
Jiangling Tongchuang	$176	$542
Jingzhou Tongying	-	62
Changchun Hualong	86	159
Jingzhou Derun	-	13
Wuhan Tongkai	181	-
Honghu Changrun	423	3
Total	$866	$779

Loan to Related Parties

During the year ended December 31, 2013, certain of the Company’s subsidiaries provided short-term loans to related parties of the Company in the aggregate principal amount of approximately $22.9 million (RMB 140.8 million). The contractual period of each loan was three months or less from the date of the extension of the loan. Out of the total amount, loans of approximately US$ 15.8 million (RMB 97.0 million) bore an interest rate of 5.6% per annum, which were entered into for the purpose of generating returns for the Company’s idle cash resulting from the seasonality of its business and assisting the borrowing entities in addressing certain cash flow needs. For loans of approximately US$ 7.1 million (RMB 43.8 million) to related parties which primarily consisted of loans with repayment terms of less than 3 days, the Company did not charge interest due to their short-term maturity.

All of these loans qualify for net reporting in accordance with ASC 230 “Statement of Cash Flows”. As of December 31, 2013, all of these loans have been repaid to the Company.  For the year ended December 31, 2013, the Company received $0.2 million in interest income from these loans to the related parties.

For the years ended December 31, 2013 and 2012, the loans to related parties were comprised of the following:
	For the Year Ended December 31,
	2013	2012

Henglong Real Estate (1)	$18,309	$-
Hubei Wiselink (2)	3,253	-
Xiamen Joylon (2)	943	-
Juilong Machine (3)	399	-

Total	$22,904	$-

(1)
Mr. Hanlin Chen, Chairman of the Company, Mr. Wu Qizhou, the CEO of the Company, and the spouse of Mr. Andy Tse, Senior Vice President of the Company, collectively own 59.22% of the equity interests of Henglong Real Estate.

(2)	Hubei Wiselink and Xiamen Joylon are directly and indirectly controlled by Mr. Hanlin Chen, Chairman of the Company.

(3)	Juilong Machine is a non-controlling interest shareholder that owns 20% and 10% of the equity interests of Henglong and Jiulong, subsidiaries of the Company, respectively.

The Company has no ongoing commitments for the loans to related parties.

All of the above loans, including short-term loans entered into with related parties prior to September 30, 2013, were identified as related party transactions subsequent to December 31, 2013. These loans were not disclosed in the Company’s Form 10-Q for each of the three-month periods ended March 31, 2013 and September 30, 2013. The missing disclosure related to such loans to related parties in the Form 10-Qs is as follows:

	For the Three Months Ended
	March 31, 2013	September 30, 2013
Henglong Real Estate	-	16,669
Hubei Wiselink	-	3,253
Xiamen Joylon	287	-
Jiulong Machine	399	-

Total	686	19,922

The Company recognized interest income from these loans of $0 and $0.2 million for the three-month periods ended March 31, 2013 and September 30, 2013, respectively.

All the short-term loans were entered into and settled within the same quarter. There were no loan activities with related parties for the three-month period ended June 30, 2013.

The Company has evaluated the significance of this disclosure omission in the Form 10-Qs for previous periods and, in the opinion of management, the effect is not material to the Company’s condensed unaudited financial statements for any period previously reported. The Company will include the historical disclosure information in subsequent Quarterly Reports on Form 10-Q as applicable.

The Company's related parties, such as Jingzhou Derun, and Wuhan Dida, pledged certain land use rights and buildings as security for the Company’s comprehensive credit facility.

As of March 31, 2014, the date the Company issued the financial statements, Hanlin Chen, Chairman, owns 63.65% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

29. Commitments and Contingencies

a.	Legal proceedings

Securities Action - Southern District of New York. On October 25, 2011, a purported securities class action, the “Securities Action,” was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period to between May 12, 2009 and March 17, 2011. The amended complaint alleges that the Company, certain of its present officers and directors, and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and seeks unspecified damages. The Company filed a motion to dismiss the amended complaint, which was fully briefed on April 18, 2012. On August 8, 2012, the court denied the Company’s motion to dismiss the amended complaint. On September 4, 2012, the Company filed an answer to the amended complaint. On January 15, 2013, plaintiffs filed a motion to certify the purported class, which was fully briefed on April 8, 2013. On May 31, 2013, the court denied plaintiffs’ motion to certify the purported class, and, on July 3, 2013, the court issued its order and opinion. On July 17, 2013, plaintiffs filed a petition for permission to appeal the order denying class certification, and, on August 1, 2013, the Company filed an answer in opposition to the petition. On October 23, 2013, the Court of Appeals for the Second Circuit denied plaintiffs’ petition for permission to appeal. On December 6, 2013, plaintiffs filed a motion for preliminary approval of a settlement with the Company’s former independent accounting firm and certification of a proposed settlement class. On January 7, 2014, the district court held a status conference. On January 15, 2014, the district court denied plaintiffs’ motion for preliminary approval of settlement and certification of a proposed settlement class. On February 20, 2014, the district court held a telephonic status conference regarding plaintiffs’ remaining individual claims and issued a scheduling order setting deadlines for fact and expert discovery (May 30, 2014 and June 30, 2014, respectively), motions for summary judgment (August 1, 2014), and pretrial materials (September 25, 2014). The Company and plaintiffs have reached a settlement in principle and, on March 28, 2014, entered into a settlement agreement, which includes a dismissal of all claims by plaintiffs against the Company and its current and former officers and directors, with no admission of any wrongdoing or liability. The settlement is not material to the consolidated financial statements for the year ended December 31, 2013.

Derivative Action - Delaware Chancery Court. On December 23, 2011, a purported shareholder derivative action was filed in the Court of Chancery of the State of Delaware, the “Court of Chancery,” on behalf of the Company. The complaint alleged that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of convertible notes issued in February 2008. On January 25, 2012, a second purported shareholder derivative action was filed in the Court of Chancery on behalf of the Company. On February 3, 2012, the Court of Chancery consolidated the two cases, which were stayed pending the outcome of the motion to dismiss in the Securities Action. On October 23, 2012, the derivative plaintiffs filed a consolidated amended complaint on behalf of the Company, the “Derivative Action.” The consolidated complaint alleged that certain of the Company’s current officers and directors breached their fiduciary duties to the Company in relation to the Company’s accounting of the convertible notes issued in February 2008. The consolidated complaint set forth three causes of action for breach of fiduciary duties, unjust enrichment and insider trading. On January 7, 2013, the Company filed a motion to dismiss the Derivative Action. That motion was fully briefed on February 28, 2013, and oral argument was held before the Court of Chancery on May 6, 2013. On August 30, 2013, the Court of Chancery dismissed all of the derivative plaintiffs’ claims with prejudice. The time for the derivative plaintiffs to appeal the Court of Chancery’s decision expired on September 30, 2013 and, accordingly, the Derivative Action has terminated.

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

b. Commitments

In addition to bank loans, notes payables and the related interest, the following table summarizes the Company’s noncancelable commitments and having initial terms in excess of one year as of December 31, 2013 (figures are in thousands of USD):

	Payment Obligations by Period
	2014	2015	2016	2017	Thereafter	Total
Obligations for service agreements	$374	$-	$-	$-	$-	$374
Obligations for purchasing agreements	9,168	233	-	-	-	9,401
Total	$9,542	$233	$-	$-	$-	$9,775

30. Off-Balance Sheet Arrangements

At December 31, 2013 and 2012, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

31.  Subsequent Events

The Company and plaintiffs have reached a settlement in principle and, on March 28, 2014, entered into a settlement agreement, which includes a dismissal of all claims by plaintiffs against the Company and its current and former officers and directors, with no admission of any wrongdoing or liability (see Note 29).

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

As of both December 31, 2013 and 2012, the Company had eleven product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (namely Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong). The other six sectors were engaged in the production and sale of sensor modular (namely USAI), EPS (namely Jielong), provision of after sales and R&D services (namely HLUSA), production and sale of power steering (namely Chongqing Henglong), and trade (namely Brazil Henglong), and the holding company (namely Genesis). Since the revenues, net income and net assets of these six sectors are less than 10% of its segment in the condensed consolidated financial statements, the Company incorporated these six sectors into “Other Sectors”.

As discussed in Discontinued Operation - Zhejiang above (see Note 25), Zhejiang was identified as a product sector for the sales of power steering pumps of the Group prior to disposal on May 21, 2012. After the Company sold its 51% equity interest in Zhejiang on May 21, 2012 and presented it as a discontinued operation.

The Company’s product sector information from continuing operations is as follows (figures are in thousands of USD):

	Net Sales		Net Income from Continuing Operations
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013		2012

Henglong	$260,636	$187,051	$25,686		$22,061
Jiulong	77,691	71,120	2,141		932
Shenyang	41,536	31,068	1,796		863
Wuhu	26,333	30,687	223		529
Hubei Henglong	48,087	40,962	8,871	(1)	9,188	(1)
Other Sectors	36,444	47,202	1,087		1,142
Total Segments	490,727	408,090	39,804		34,715
Corporate	-	-	(2,035)		1,973
Eliminations	(75,569)	(72,085)	(4,704)		(13,853)
Total consolidated	$415,158	336,005	$33,065		$22,835

(1)
$5.2 million and $7.0 million included in the respective balances of $8.9 million and $9.2 million were income from investment in Henglong in 2013 and 2012, respectively, which have been eliminated at the consolidation level.

	Inventories		Total Assets
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012

Henglong	$21,451	$18,192	$315,309	$250,291
Jiulong	12,186	9,727	74,997	71,190
Shenyang	2,994	3,462	43,358	37,896
Wuhu	2,958	3,330	25,528	25,185
Hubei Henglong	12,054	9,734	138,674	119,342
Other Sectors	3,807	5,969	44,743	55,723
Total Segments	55,450	50,414	642,609	559,627
Corporate	-	-	157,158	156,007
Eliminations	(4,058)	(6,872)	(234,160)	(229,809)
Total consolidated	$51,392	43,542	$565,607	485,825

	Depreciation and Amortization		Capital Expenditures
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012

Henglong	$5,460	$4,952	$8,073	$14,470
Jiulong	4,546	4,655	673	3,120
Shenyang	723	600	451	576
Wuhu	605	580	759	399
Hubei Henglong	2,104	1,858	4,239	2,075
Other Sectors	1,384	1,318	1,043	1,069
Total Segments	14,822	13,963	15,238	21,709
Zhejiang (1)	-	569	-	570
Corporate	21	20	-	-
Eliminations	(256)	(642)	(367)	(3,200)
Total consolidated	$14,587	$13,910	$14,871	$19,079

(1)   Please refer to Discontinued Operation - Zhejiang above (see Note 25),

Financial information segregated by geographic region is as follows (figures are in thousands of USD):

	Net Sales(1)		Long-term assets
	Year Ended December 31,		As of December 31
	2013	2012	2013		2012

Geographic region:
United States	$50,281	$43,470	$841		$751
China	363,901	290,883	89,818		91,380
Other foreign countries	976	1,652	13		20
Total consolidated	$415,158	$336,005	$90,672	(2)	$92,151	(2)

(1)	Revenue is attributed to each country based on location of customers.

(2)	Pursuant to ASC 280-10-50-41, the non-current deferred tax assets of $4.5 million and $4.1 million were excluded from the long-term assets as of December 31, 2013 and 2012, respectively.

EXHIBIT INDEX

Exhibit
Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002)

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

21	Schedule of Subsidiaries (incorporated by reference to Note 1 of the consolidated financial statements of the Company in this Annual Report on Form 10-K)

23.1	Consent of PricewaterhouseCoopers Zhong Tian LLP*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

10.1 +
The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014, formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income;
(iii)	Consolidated Statements of Comprehensive Income;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Related Notes.

*	Filed herewith.

+
The XBRL information accompanying this Annual Report is furnished and is deemed not “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

