Form 10-Q
period 2014-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2014-05-14
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes          ☐          No          ☒

As of May 14, 2014, the Company had 28,043,019 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, and Item 1A “Risk Factors” of Part II in this report.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Net product sales, including $11,810 and $8,143 to related parties for the three months ended March 31, 2014 and 2013	$114,306	$97,164
Cost of products sold, including $7,191 and $6,665 purchased from related parties for the three months ended March 31, 2014 and 2013	92,969	77,802
Gross profit	21,337	19,362
Gain on other sales	909	674
Less: Operating expenses
Selling expenses	3,042	3,164
General and administrative expenses	3,545	4,126
Research and development expenses	5,888	3,400
Total operating expenses	12,475	10,690
Income from operations	9,771	9,346
Other income, net	239	70
Financial income (expenses), net	213	(201)
Income before income tax expenses and equity in earnings of affiliated companies	10,223	9,215
Less: Income taxes	1,975	1,747
Equity in earnings of affiliated companies	63	58
Net income	8,311	7,526
Net income attributable to non-controlling interests	1,537	1,586
Net income attributable to parent company’s common shareholders	$6,774	$5,940
Comprehensive income:
Net income	$8,311	$7,526
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	(2,397)	612
Comprehensive income	5,914	8,138
Comprehensive income attributable to non-controlling interests	1,136	1,689
Comprehensive income attributable to parent company	$4,778	$6,449

Net income attributable to parent company’s common shareholders per share

Basic –	$0.24	$0.21

Diluted-	$0.24	$0.21
Weighted average number of common shares outstanding
Basic	28,043,019	28,043,019
Diluted	28,063,501	28,050,937

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$42,955	$53,979
Pledged cash deposits	32,435	33,963
Short-term investments	35,933	35,510
Accounts and notes receivable, net - unrelated parties	282,833	267,639
Accounts and notes receivable, net - related parties	21,811	17,194
Advance payments and others - unrelated parties	4,037	3,156
Advance payments and others - related parties	792	866
Inventories	55,849	51,392
Assets held for sale	917	925
Current deferred tax assets	5,441	5,783
Total current assets	483,003	470,407
Non-current assets:
Property, plant and equipment, net	79,225	80,018
Intangible assets, net	635	686
Other receivables, net - unrelated parties	335	252
Other receivables, net - related parties	63	108
Advance payment for property, plant and equipment - unrelated parties	3,611	3,488
Advance payment for property, plant and equipment - related parties	1,726	2,097
Long-term investments	4,039	4,023
Non-current deferred tax assets	4,539	4,528
Total assets	$577,176	$565,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank and government loans	$38,940	$37,381
Accounts and notes payable - unrelated parties	201,318	198,419
Accounts and notes payable - related parties	4,508	4,634
Customer deposits	1,847	1,677
Accrued payroll and related costs	6,680	7,052
Accrued expenses and other payables	28,726	29,062
Accrued pension costs	4,787	4,626
Taxes payable	9,460	7,792
Amounts due to shareholders/directors	360	312
Deferred tax liabilities	126	117
Total current liabilities	296,752	291,072
Long-term liabilities:
Advances payable	2,739	2,764
Total liabilities	$299,491	$293,836

Commitments and Contingencies (Note 29)

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued– 28,260,302 and 28,260,302 shares at March 31, 2014 and December 31, 2013, respectively	$3	$3
Additional paid-in capital	39,565	39,565
Retained earnings-
Appropriated	10,048	10,048
Unappropriated	152,797	146,023
Accumulated other comprehensive income	30,065	32,061
Treasury stock – 217,283 and 217,283 shares at March 31, 2014 and December 31, 2013, respectively	(1,000)	(1,000)
Total parent company stockholders' equity	231,478	226,700
Non-controlling interests	46,207	45,071
Total stockholders' equity	277,685	271,771
Total liabilities and stockholders' equity	$577,176	$565,607

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$8,311	$7,526
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation and amortization	3,713	3,468
Increase (decrease) in allowance for doubtful accounts	2	(95)
Inventory write downs	1,080	224
Deferred income taxes	248	738
Equity in earnings of affiliated companies	(63)	(58)
Amortization of debt issue cost	-	38
Gain on fixed assets disposals	(35)	(165)
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	1,223	321
Accounts and notes receivable	(22,366)	(21,381)
Advance payments and others	(839)	(1,529)
Inventories	(5,992)	(1,839)
Increase (decrease) in:
Accounts and notes payable	4,594	9,985
Customer deposits	181	32
Accrued payroll and related costs	(312)	189
Accrued expenses and other payables	(56)	900
Accrued pension costs	202	(89)
Taxes payable	1,738	382
Advances payable	-	(16)
Net cash used in operating activities	(8,371)	(1,369)
Cash flows from investing activities:
Increase in other receivables	(46)	(122)
Cash received from property, plant and equipment sales	152	405
Payments to acquire property, plant and equipment	(3,501)	(2,843)
Payments to acquire intangible assets	(3)	(60)
Purchase of short-term investments	(13,002)	-
Proceeds from maturities of short-term investments	12,259	-
Dividends from investment under cost method	11	-
Net cash used in investing activities	(4,130)	(2,620)
Cash flows from financing activities:
Proceeds from government and bank loan	5,146	8,101
Repayments of bank loan	(3,251)	(1,595)
Decrease in amounts due to shareholders/directors	52	(40)
Net cash provided by (used in) financing activities	1,947	6,466
Effects of exchange rate on cash and cash equivalents	(470)	226
Net increase (decrease) in cash and cash equivalents	(11,024)	2,703
Cash and cash equivalents at beginning of period	53,979	87,649
Cash and cash equivalents at end of period	$42,955	$90,352

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Three Months Ended March 31,
	2014	2013
Cash paid for interest	$256	$374
Cash paid for income taxes	$1,204	$1,263

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Three Months Ended March 31,
	2014	2013
Advance payments for acquiring property, plant and equipment	$5,337	$5,138
Dividends payable to non-controlling interests	$34	$163

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

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

The Company owns the following aggregate net interests in the entities established in the People's Republic of China, the “PRC,” and Brazil as of March 31, 2014 and December 31, 2013.

	Percentage Interest
Name of Entity	March 31, 2014	December 31, 2013
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd, “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	80.00%	80.00%
Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong” [9]	50.00%	50.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd, “Chongqing Henglong” [10]	70.00%	70.00%
CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong” [11]	80.00%	80.00%

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gear for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light-duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

5.	Jielong was established in 2006 and mainly engages in the production and sales of electric power steering, “EPS.”

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products. The registered capital of the Testing Center was RMB30.0 million, equivalent to approximately $4.4 million.

9.	On January 24, 2010, Genesis entered into a joint venture contract with Beijing Hainachuan Auto Parts Co., Ltd. to establish Beijing Henglong as a joint venture company to design, develop and manufacture both hydraulic and electric power steering systems and parts. On September 16, 2010, with Beijing Hainachuan’s agreement, Genesis transferred its interest in the joint venture to Hubei Henglong, and left the other terms of the joint venture contract unchanged. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for through the equity method.

10.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

11.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil.

2.	Basis of presentation and significant accounting policies

(a)	Basis of Presentation

Basis of Presentation – The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The details of subsidiaries are disclosed in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by such accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all necessary adjustments, which include normal recurring adjustments, for a fair statement of the results of operations, financial position and cash flows for the interim periods presented.

The condensed consolidated balance sheet as of December 31, 2013 is derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company’s management believes that the disclosures contained in these financial statements are adequate to make the information presented herein not misleading. For further information, please refer to the financial statements and the notes thereto included in the Company’s 2013 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2014.

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

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The new guidance changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for the Company in the first quarter of fiscal 2015. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the impact of adopting this update on its financial statements.

(c)	Significant Accounting Policies

Foreign Currencies – China Automotive, the parent company and HLUSA maintain their books and records in United States Dollars, “USD,” their functional currency. The Company’s subsidiaries based in the PRC and Genesis maintain their books and records in Renminbi, their functional currency. The Company’s subsidiary based in Brazil maintains its books and records in Brazilian reais (BRL), its functional currency. In accordance with FASB Accounting Standards Codification (“ASC”) Topic 830 , foreign currency transactions denominated in currencies other than the functional currency are remeasured into the functional currency at the rate of exchange prevailing at the balance sheet date for monetary items. Nonmonetary items are remeasured at historical rates. Income and expenses are remeasured at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period.

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

In July 2004, the Company adopted a stock incentive plan. The maximum number of common shares for issuance under this plan is 2,200,000 with a period of 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Since the adoption of the stock incentive plan, the Company has issued 523,850 stock options, and 1,676,150 stock options remain issuable in the future. As of March 31, 2014, the Company had 105,000 stock options outstanding.

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

•	Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

•	Level 2 Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As of March 31, 2014 and December 31, 2013, the Company did not have any fair value assets and liabilities classified as Level 2.

•	Level 3 Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. As of March 31, 2014 and December 31, 2013, the Company did not have any fair value assets and liabilities classified as Level 3.

3.	Pledged cash deposits

Pledged cash deposits are used as guarantees for the Company’s notes payable and their use is restricted. The Company regularly pays some of its suppliers by bank notes. The Company has to make a cash deposit, equivalent to 30% - 100 % of the face value of the relevant bank note in order to obtain the bank note.

4.	Short-term investments

Short-term investments comprise time deposits with maturity terms of more than three months but due within one year. The carrying values of time deposits approximate fair value because of their short maturities. The interest earned is recognized in the condensed unaudited statements of operations and comprehensive income over the contractual term of the deposit.

5.	Accounts and notes receivable, net

The Company’s accounts and notes receivable as of March 31, 2014 and December 31, 2013 are summarized as follows (figures are in thousands of USD):

	March 31, 2014	December 31, 2013
Accounts receivable - unrelated parties (1)	$148,950	$140,920
Notes receivable - unrelated parties (2) (3)	135,217	128,068
	284,167	268,988
Less: allowance for doubtful accounts - unrelated parties	(1,334)	(1,349)
Accounts and notes receivable- unrelated parties	282,833	267,639
Accounts and notes receivable - related parties	21,811	17,194
	$304,644	$284,833

(1)	As of March 31, 2014, the Company has pledged $ 9.2 million of accounts receivable as security for its comprehensive credit facility with banks in China.

(2)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

(3)	Henglong collateralized its notes receivable in an amount of RMB 227.8 million (equivalent to approximately $ 37.0 million) as security for the credit facility with banks in China and the Chinese government, including RMB 196.8 million (equivalent to approximately $ 32.0 million) in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 13) which is used as security for the non-revolving credit facility in the amount of $ 30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau,” and RMB 31.0 million (equivalent to approximately $ 5.0 million) in favor of the Chinese government as security for the low-interest government loan (see Note 13).

6.	Inventories

The Company’s inventories as of March 31, 2014 and December 31, 2013 consisted of the following (figures are in thousands of USD):

	March 31, 2014	December 31, 2013
Raw materials	$13,780	$12,185
Work in process	10,555	8,079
Finished goods	31,514	31,128
	$55,849	$51,392

Provision for inventories valuation amounted to $ 1.1 million and $ 0.2 million for the three months ended March 31, 2014 and 2013, respectively.

7.	Other receivables, net

The Company’s other receivables as of March 31, 2014 and December 31, 2013 are summarized as follows (figures are in thousands of USD):

	March 31, 2014	December 31, 2013
Other receivables - unrelated parties (1)	$401	$314
Less: allowance for doubtful accounts- unrelated parties	(66)	(62)
	$335	$252

	March 31, 2014	December 31, 2013
Other receivables - related parties (1)	$679	$729
Less: allowance for doubtful accounts	(616)	(621)
	$63	$108

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.

8.	Assets held for sale

Assets held for sale represents the remaining land use rights to be sold within the 12 months following March 31, 2014. According to the agreement signed between the Company and Jingzhou Land Reserve Center (“JLRC”), a local PRC government bureau, the Company has agreed to transfer the land use rights over 136,392 square meters of a piece of land in total located at Jingzhou city, Hubei Province, the PRC, to JLRC for total consideration of approximately $ 13.0 million. The collection of the consideration is subject to JLRC’s completion of its sale of such land use rights to be tendered in the open market. As of March 31, 2014, the cost of the land use rights over the remaining portion of the land was recorded as assets held for sale in an amount of $ 917. Gain for the sale of the remaining land use rights will be recognized upon the completion by JLRC of its sale of the land use rights and the settlement of the related consideration to the Company.

On April 14, 2014, JLRC successfully sold the remaining land use rights through an open tender. The consideration to be received by the Company is about $8.4 million. As of the date of the issuance of these condensed unaudited consolidated financial statements, the related consideration has not yet been received.

9.	Long term investments

As of March 31, 2014 and December 31, 2013, the Company’s balance of long-term investment was $4.0 million and $4.0 million, respectively. For the long-term investments in which the Company has no voting control, such investments were accounted for using the equity method or cost method.

On January 24, 2010, the Company invested $3.1 million to establish a fifty-fifty joint venture company, Beijing Henglong, with an unrelated party. The Company accounts for its operating results with the equity method of accounting. As of March 31, 2014 and 2013, the Company had $4.0 million and $3.6 million of net equity in Beijing Henglong, respectively.

The Company’s share of net assets and net income is reported as “long-term investment” on the condensed unaudited consolidated balance sheets and “equity in earnings of affiliated companies” on the condensed unaudited consolidated statements of operations and comprehensive income. The Company’s condensed unaudited consolidated financial statements reflect the equity earnings of non-consolidated affiliates of $0.1 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

10.	Property, plant and equipment, net

The Company’s property, plant and equipment as of March 31, 2014 and December 31, 2013 are summarized as follows (figures are in thousands of USD):

	March 31, 2014	December 31, 2013
Land use rights and buildings	$43,502	$43,849
Machinery and equipment	111,024	110,322
Electronic equipment	7,372	7,414
Motor vehicles	3,285	3,195
Construction in progress	6,485	5,133
	171,668	169,913
Less: Accumulated depreciation	(92,443)	(89,895)
	$79,225	$80,018

Depreciation charges were $ 3.7 million and $ 3.4 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, the Company had pledged property, plant and equipment with net book value of $ 48.9 million for its comprehensive credit facilities with banks in China.

11.	Intangible assets

The Company’s intangible assets as of March 31, 2014 and December 31, 2013 are summarized as follows (figures are in thousands of USD):

	March 31, 2014	December 31, 2013
Costs:
Patent technology	$2,048	$2,067
Management software license	696	699
	2,744	2,766
Less: Amortization	(2,109)	(2,080)
	$635	$686

Amortization expenses were $ 0.05 million and $ 0.04 million for the three months ended March 31, 2014 and 2013, respectively.

12.	Deferred income tax assets

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

The components of estimated deferred income tax assets as of March 31, 2014 and December 31, 2013 are as follows (figures are in thousands of USD):

	March 31, 2014	December 31, 2013

Losses carry forward (U.S.) (1)	$6,866	$6,825
Losses carry forward (PRC) (1)	2,050	1,838
Product warranties and other reserves	4,293	4,207
Property, plant and equipment	4,347	4,346
Share-based compensation	296	296
Bonus accrual	313	557
Other accruals	866	850
Others	1,050	1,103
Total deferred tax assets	20,081	20,022
Less: taxable temporary difference related to revenue recognition	(942)	(793)
Total deferred tax assets, net	19,139	19,229
Less: Valuation allowance	(9,159)	(8,918)
Total deferred tax assets, net of valuation allowance (2)	$9,980	$10,311

(1)	The net operating losses carry forward for the U.S. entity for income tax purposes are available to reduce future years' taxable income. These losses will expire, if not utilized, in 20 years. Net operating losses carry forward for non-U.S. entities can be carried forward for 5 years to offset taxable income. However, as of March 31, 2014, valuation allowance was $ 9.2 million, including $7.3 million allowance for the Company’s deferred tax assets in the United States and $ 1.9 million allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

(2)	Approximately $ 4.5 million and $ 4.5 million of deferred income tax asset as of March 31, 2014 and December 31, 2013, respectively, are included in non-current deferred tax assets in the accompanying condensed unaudited consolidated balance sheets. The remaining $5.4 million and $5.8 million of deferred income tax assets as of March 31, 2014 and December 31, 2013, respectively, are included in current deferred tax assets.

13.	Bank and government loans, net

Loans consist of the following at March 31, 2014 and December 31, 2013 (figures are in thousands of USD):

	March 31, 2014	December 31, 2013
Short-term bank loan (1) (2)	$4,064	$7,381
Short-term bank loan (3)	30,000	30,000
Short-term government loan (4)	4,876	-
Subtotal	38,940	37,381
Debt issue cost	-	(57)
Amortization	-	57
	$38,940	$37,381

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year. Please see Note 10. At March 31, 2014 and December 31, 2013, the weighted average interest rate was 6.72 % and 6.22 % per annum, respectively. Interest is paid on the twentieth day of each month and the principal repayment is at maturity.

(2)	On July 18, 2013, Jiulong entered into a one-year loan agreement with China Construction Bank Jingzhou branch in the amount of $ 1.6 million. The agreement contains certain financial and non-financial covenants, including but not limited to restrictions on the utilization of the funds and the maintenance of an asset-liability ratio not exceeding 60%. As of March 31, 2014, the asset-liability ratio of Jiulong was 54.7% and the Company was in compliance with these covenants at March 31, 2014.

(3)	On May 18, 2012, the Company entered into a credit facility agreement, the “Credit Agreement,” with ICBC Macau to obtain a non-revolving credit facility in the amount of $ 30.0 million, the “Credit Facility”. The Credit Facility would have expired on November 3, 2012 unless the Company drew down the line of credit in full prior to such expiration date, and the maturity date for the loan drawdown was the earlier of (i) 18 months from the drawdown or (ii) 1 month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”. The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 2.25% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. The interest is calculated daily based on a 360-day year and it is fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As security for the Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount not less than $ 31.6 million if the Credit Facility is fully drawn.

On May 22, 2012, the Company drew down the full amount of $ 30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $ 31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB 196.8 million (equivalent to approximately $ 32.0 million). The Company also paid an arrangement fee of $ 0.1 million to ICBC Macau and $ 0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013. On May 7, 2013, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2014. The interest rate of the Credit Facility under the extended term is calculated based on the three-month LIBOR plus 2.0% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged. As of March 31, 2014, the interest rate of the Credit Facility was 2.23 % per annum.

(4)	On March 28, 2014, the Company received a Chinese government loan of RMB 30.0 million (equivalent to approximately $ 4.9 million), with an interest rate of 3% per annum, that will mature on March 15, 2015. Henglong has pledged RMB 31.0 million (equivalent to approximately $ 5.0 million) of notes receivable as security for such government loan (see Note 5).

14.	Accounts and notes payable

The Company’s accounts and notes payable as of March 31, 2014 and December 31, 2013 are summarized as follows (figures are in thousands of USD):

	March 31, 2014	December 31, 2013
Accounts payable - unrelated parties	$127,657	$120,202
Notes payable - unrelated parties (1)	73,661	78,217
Accounts and notes payable - unrelated parties	201,318	198,419
Accounts payable - related parties	4,508	4,634
	$205,826	$203,053

(1)	Notes payable represent accounts payable in the form of bills of exchange whose acceptances are guaranteed and settlements are handled by banks. The Company has pledged cash deposits, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

15.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of March 31, 2014 and December 31, 2013 are summarized as follows (figures are in thousands of USD):

	March 31, 2014	December 31, 2013
Accrued expenses	$4,199	$4,980
Accrued interest	77	85
Other payables	1,291	1,858
Warranty reserves (1)	23,125	22,104
Dividends payable to non-controlling interests	34	35
	$28,726	$29,062

(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three months ended March 31, 2014 and 2013, and for the year ended December 31, 2013, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2014	2013	2013
Balance at beginning of the period	$22,104	$18,081	$18,081
Additions during the period	2,730	2,536	12,707
Settlement within period, by cash or actual material	(1,511)	(1,786)	(9,244)
Foreign currency translation gain (loss)	(198)	48	560
Balance at end of the period	$23,125	$18,879	$22,104

16.	Taxes payable

The Company’s taxes payable as of March 31, 2014 and December 31, 2013 are summarized as follows (figures are in thousands of USD):

	March 31, 2014	December 31, 2013
Value-added tax payable	$6,445	$5,494
Income tax payable	2,348	1,841
Other tax payable	667	457
	$9,460	$7,792

17.	Advances payable

As of March 31, 2014 and December 31, 2013, advances payable by the Company were $ 2.7 million and $ 2.8 million, respectively.

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

When the statutory surplus reserve reaches 50 % of the registered capital of a company, additional reserve is no longer required. However, the reserve cannot be distributed to venture partners. Based on the business licenses of the PRC subsidiaries, the registered capital of Henglong, Jiulong, Shenyang, Jielong, Wuhu, Hubei Henglong and Chongqing are $ 10.0 million, $ 4.2 million (equivalent to RMB 35.0 million), $ 8.1 million (equivalent to RMB 67.5 million), $ 6.0 million, $ 3.8 million (equivalent to RMB 30.0 million), $ 39 million and $ 9.5 million (equivalent to RMB 60.0 million), respectively, and the registered capital of USAI is $ 2.6 million.

During the three months ended March 31, 2014 and 2013, none of the parent company or the subsidiaries declared any dividend or appropriated any statutory reserves.

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three months ended March 31, 2014 and 2013, and the year ended December 31, 2013 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2014	2013	2013
Balance at beginning of the period	$146,023	$119,329	$119,329
Net income attributable to parent company	6,774	5,940	26,789
Appropriation of retained earnings	-	-	(95)
Balance at end of the period	$152,797	$125,269	$146,023

19.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of the accumulated other comprehensive income for the three months ended March 31, 2014 and 2013, and the year ended December 31, 2013 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2014	2013	2013
Balance at beginning of the period	$32,061	$25,898	$25,898
Foreign currency translation adjustment attributable to parent company	(1,996)	508	6,163
Balance at end of the period	$30,065	$26,406	$32,061

20.	Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three months ended March 31, 2014 and 2013, and the year ended December 31, 2013 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2014	2013	2013
Balance at beginning of the period	$45,071	$38,846	$38,846
Income attributable to non-controlling interests	1,537	1,586	6,276
Dividends declared to the non-controlling interest holders of joint-venture companies	-	-	(1,299)
Foreign currency translation adjustment attributable to non-controlling interests	(401)	103	1,248
Balance at end of the period	$46,207	$40,535	$45,071

21.	Gain on other sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment and scraps. For the three months ended March 31, 2014, gain on other sales amounted to $ 0.9 million as compared to $ 0.7 million for the three months ended March 31, 2013.

22.	Financial (income) expenses, net

During the three months ended March 31, 2014 and 2013, the Company recorded financial expenses, net which are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2014	2013
Interest expense	$278	$423
Interest income	(757)	(457)
Foreign exchange gain, net	196	68
Loss (gain) of cash discount, net	(60)	7
Bank fees	130	160
Total financial (income) expense, net	$(213)	$201

23.	Income tax rate

The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rate of 25 % on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign invested enterprise, unless preferential tax treatment is granted by local tax authorities. If the enterprise meets certain preferential terms according to the China income tax law, such as assessment as a “High & New Technology Enterprise” by the government, then, the enterprise will be subject to enterprise income tax at a rate of 15%.

Pursuant to the New China Income Tax Law and the Implementing Rules (“New CIT”) which became effective as of January 1, 2008, dividends generated after January 1, 2008 and payable by a foreign-invested enterprise to its foreign investors will be subject to a 10 % withholding tax if the foreign investors are considered as non-resident enterprises without any establishment or place within China or if the dividends payable have no connection with the establishment or place of the foreign investors within China, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

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

According to PRC tax regulation, the Company should withhold income taxes for the profit distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profit that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company recognized deferred tax liabilities of $ 0.01 million and $ 0.02 million for profit to be distributed to Genesis of $ 0.2 million and $ 0.4 million, respectively. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries permanently. As of March 31, 2014 and December 31, 2013, the Company still has undistributed earnings of approximately $ 165.2 million and $ 158.5 million, respectively, from investment in the PRC subsidiaries that are considered permanently reinvested. Had the undistributed earnings been distributed to Genesis and not permanently reinvested, the tax provision as of March 31, 2014 and December 31, 2013 of approximately $ 8.3 million and $ 7.9 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

During 2008, Jiulong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15 % for 2008, 2009 and 2010. In 2011, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, the Company continued to be taxed at the 15% tax rate in 2011, 2012 and 2013. The Company estimated the applied tax rate in 2014 to be 15% as it will probably pass the re-assessment in 2014 and continue to qualify as “High & New Technology Enterprise”.

During 2008, Henglong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15 % for 2008, 2009 and 2010. In 2011, the Company passed the re-assessment of the government, based on PRC income tax laws. Accordingly, it continued to be taxed at the 15 % tax rate in 2011, 2012 and 2013. The Company estimated the applied tax rate in 2014 to be 15% as it will probably pass the re-assessment in 2014 and continue to qualify as “High & New Technology Enterprise”.

During 2009, Shenyang was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15 % for 2009, 2010 and 2011. In 2012, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, it will continue to be taxed at the 15 % tax rate in 2012, 2013 and 2014.

During 2013, Jielong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15 % for 2013, 2014 and 2015.

According to the New CIT, Hubei Henglong has been subject to tax at a rate of 12.5 % from 2010 to 2012. In November 2011, Hubei Henglong was awarded the title of “High & New Technology Enterprise”, based on the PRC income tax law. Accordingly, it will be subject to enterprise income tax at a rate of 15 % for 2013. The Company estimated the applied tax rate in 2014 to be 15% as it will probably pass the re-assessment in 2014 and continue to qualify as “High & New Technology Enterprise”.

According to the New CIT, USAI and Testing Center were exempted from income tax in 2009, and each has been subject to income tax at a rate of 12.5 % in 2010 and 2011, and 25 % in 2012, 2013 and 2014.

Chongqing Henglong was established in 2012. According to the New CIT, Chongqing Henglong is subject to income tax at a uniform rate of 25%. No provision for Chongqing Henglong is made as it had no assessable income for the three months ended March 31, 2014 and 2013.

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10 % for the part of taxable income over $ 0.12 million (equivalent to BRL 0.24 million). The Company had no assessable income in Brazil for the three months ended March 31, 2014 and 2013.

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the three months ended March 31, 2014 and 2013.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made for HLUSA as HLUSA had no assessable income in the United States for the three months ended March 31, 2013. HLUSA made a provision for assessable income for the three months ended March 31, 2014.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made for CAAS as CAAS had no assessable income in the United States for the three months ended March 31, 2014 and 2013.

The effective tax rate increased to 19.3% for the three months ended March 31, 2014 from 19.0% for the same period in 2013, which was primarily due to HLUSA having assessable income in the United States for the three months ended March 31, 2014, which has a high effective tax rate of 35%.

24.	Income per share

Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the period. The dilutive effect of outstanding stock options is determined based on the treasury stock method.

The calculation of diluted income per share attributable to the parent company for the three months ended March 31, 2014 and 2013 were (figures are in thousands of USD , except share and per share amounts ):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$6,774	$5,940
Denominator:
Weighted average shares outstanding	28,043,019	28,043,019
Dilutive effects of stock options	20,482	7,918
Denominator for dilutive income per share – Diluted	28,063,501	28,050,937

Net income per share attributable to parent company’s common shareholders – Basic	$0.24	$0.21
Net income per share attributable to parent company’s common shareholders – Diluted	$0.24	$0.21

As of March 31, 2014 and 2013, the exercise prices for 60,000 shares and 45,000 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the three months ended March 31, 2014 and 2013, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

The Company grants credit to its customers including to Xiamen Joylon, Xiamen Automotive Parts, Shanghai Fenglong and Jiangling Yude, which are related parties of the Company. The Company’s customers are mostly located in the PRC.

During the three months ended March 31, 2014, the Company’s ten largest customers accounted for 65.9 % of its consolidated net product sales, with two customers individually accounting for more than 10 % of consolidated net sales, i.e., 11.6 % and 10.3%. As of March 31, 2014, approximately 11.7% of accounts receivable were from trade transactions with the aforementioned two customers, and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

During the three months ended March 31, 2013, the Company’s ten largest customers accounted for 72.6% of its consolidated net product sales, with the largest customer individually accounting for more than 10% of consolidated net sales, i.e., 10.4%. As of March 31, 2013, approximately 3.4% of accounts receivable were from trade transactions with the aforementioned customer, and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

26.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended March 31,
	2014	2013
Merchandise sold to related parties	$11,810	$8,143

Related purchases

	Three Months Ended March 31,
	2014	2013
Materials purchased from related parties	$7,191	$6,665
Technology purchased from related parties	92	96
Equipment purchased from related parties	917	332
Total	$8,200	$7,093

Loans to related parties

For the three months ended March 31, 2013, certain of the Company’s subsidiaries provided short-term loans to related parties of the Company in the aggregate principal amount of $ 0.7 million (RMB 4.3 million). The contractual period of each loan was three months or less from the date of the extension of the loan and the Company did not charge interest due to their short-term maturity. The loans to related parties were entered into for the purpose of assisting the borrowing entities in addressing certain cash flow needs. All of these loans qualified for net reporting in accordance with ASC 230 “Statement of Cash Flows”. As of March 31, 2013, all of these loans had been repaid to the Company.

For the three months ended March 31, 2014, there were no loan activities with related parties.

	Three Months Ended March 31,
	2014	2013
Loans to related parties	$-	$686

Related receivables

	March 31, 2014	December 31, 2013
Accounts receivable	$21,811	$17,194
Other receivables	63	108
Total	$21,874	$17,302

Related advances

	March 31, 2014	December 31, 2013
Advanced equipment payment to related parties	$1,726	$2,097
Advanced payments and others to related parties	792	866
Total	$2,518	$2,963

Related payables

	March 31, 2014	December 31, 2013
Accounts payable	$4,508	$4,634

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

Related parties pledged certain land use rights and buildings as security for the Company’s credit facilities provided by banks.

As of May 14, 2014, Hanlin Chen, the Company’s Chairman, owns 63.65% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

27.	Commitments and contingencies

Legal proceedings

Securities Action - Southern District of New York. On October 25, 2011, a purported securities class action was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period to between May 12, 2009 and March 17, 2011. The amended complaint alleged that the Company, certain of its present officers and directors, and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and sought unspecified damages. The Company filed a motion to dismiss the amended complaint, which the court denied on August 8, 2012. On September 4, 2012, the Company filed an answer to the amended complaint. On January 15, 2013, plaintiffs filed a motion to certify the purported class, which the court denied on May 31, 2013. On July 17, 2013, plaintiffs filed a petition for permission to appeal the order denying class certification, and, on August 1, 2013, the Company filed an answer in opposition to the petition. On October 23, 2013, the Court of Appeals for the Second Circuit denied plaintiffs’ petition for permission to appeal. On December 6, 2013, plaintiffs filed a motion for preliminary approval of a settlement with the Company’s former independent accounting firm and certification of a proposed settlement class, which the district court denied on January 15, 2014. On March 28, 2014, the Company and plaintiffs entered into a settlement agreement. As part of the settlement, on April 29, 2014, the Company and plaintiffs filed a stipulation dismissing all claims by plaintiffs against the Company and its current and former officers and directors, with no admission of any wrongdoing or liability. On April 29, 2014, the court entered an order granting the dismissal. The settlement had no material effect on the condensed unaudited consolidated financial statements for the three months ended March 31, 2014.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of March 31, 2014 (figures are in thousands of USD):

	Payment obligations by period
	2014 (1)	2015	2016	2017	Thereafter	Total
Interest on short-term bank loan	$253	$146	$-	$-	$-	$399
Obligations for purchasing agreements	8,050	1,293	-	-	-	9,343
Total	$8,303	$1,439	$-	$-	$-	$9,742

(1)	Remaining 9 months in 2014.

28.	Subsequent events

On May 12, 2014, the Company's wholly-owned subsidiary Hubei Henglong entered into an agreement to acquire 51.0% equity interests of Fujian Qiaolong Special Purpose Vehicle Co., Ltd. (Fujian Qiaolong).  The total purchase price is approximately $3.0 million in cash. Upon completion of the acquisition, Hubei Henglong will further provide a loan of RMB 30.0 million ($4.8 million) to Fujian Qiaolong at an annual interest rate of 8.5%. The detailed terms of the loan will be negotiated separately.

29.	Off-balance sheet arrangements

As of March 31, 2014 and December 31, 2013, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of March 31, 2014 and 2013, the Company had eleven product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong). The other nine sectors were engaged in the production and sale of sensor modular (USAI), EPS (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), and the holding company (Genesis). Since the revenues, net income and net assets of these nine sectors are less than 10% of its segment in the condensed unaudited consolidated financial statements, the Company incorporated these nine sectors into “Other Sectors.”

The Company’s product sector information for the three months ended March 31, 2014 and 2013, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013

Henglong	$71,420	$64,162	$5,734	$6,313
Jiulong	21,635	19,024	1,183	621
Shenyang	11,897	8,867	257	289
Wuhu	6,546	6,476	(44)	(157)
Hubei Henglong	13,599	10,405	1,296	739
Other Sectors	8,951	9,584	589	66
Total Segments	134,048	118,518	9,015	7,871
Corporate	-	-	(836)	(1,442)
Eliminations	(19,742)	(21,354)	132	1,097
Total	$114,306	$97,164	$8,311	$7,526

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company’s condensed unaudited consolidated financial statements and the related notes thereto and the other financial information contained elsewhere in this Report.

General Overview

China Automotive Systems, Inc. is a leading power steering systems supplier for the China automobile industry. The Company has business relations with more than sixty vehicle manufacturers, including SAIC Group, BAIC Group, FAW Group, Dongfeng Auto Group and Changan Automobile Group, the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd., the largest light vehicle manufacturer in China; Chery Automobile Co., Ltd, the largest state owned car manufacturer in China; BYD Auto Co., Ltd and Zhejiang Geely Automobile Co., Ltd., the largest privately owned car manufacturers in China. The PRC-based joint ventures of General Motors (GM), Volkswagen, Citroen and Chrysler North America are all key customers. Starting in 2008, the Company has supplied power steering pumps and power steering gear to the Sino-foreign joint ventures established by GM, Citroen and Volkswagen in China. The Company has supplied power steering gears to Chrysler North America since 2009.

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

Recent Accounting Pronouncements

Please see Note 2 to the consolidated financial statements under Item 1 of Part I of this Report.

Results of Operations

Results of Operations—Three Months Ended March 31, 2014 and 2013

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2014	2013	Change		2014	2013	Change
Henglong	$71,420	$64,162	7,258	11.3%	$59,023	$52,648	$6,375	12.1%
Jiulong	21,635	19,024	2,611	13.7	18,273	16,381	1,892	11.5
Shenyang	11,897	8,867	3,030	34.2	10,884	7,767	3,117	40.1
Wuhu	6,546	6,476	70	1.1	6,046	6,173	(127)	-2.1
Hubei Henglong	13,599	10,405	3,194	30.7	11,053	8,605	2,448	28.4
Other Sectors	8,951	9,584	(633)	-6.6	7,564	8,680	(1,116)	-12.9
Total Segments	134,048	118,518	15,530	13.1	112,843	100,254	12,589	12.6
Elimination	(19,742)	(21,354)	1,612	-7.5	(19,874)	(22,452)	2,578	-11.5
Total	$114,306	$97,164	$17,142	17.6%	$92,969	$77,802	$15,167	19.5%

Net Product Sales

Net product sales were $114.3 million for the three months ended March 31, 2014, compared to $97.2 million for the same period in 2013, representing an increase of $17.1 million, or 17.6%. The increase was mainly due to the continuing growth of automotive market demand in China and North America.

For the three months ended March 31, 2014, there was an increase in sales of passenger vehicle power steerings compared with the same period last year, mainly due to the introduction of certain new products to the market and improvement in the quality of some of the old products, which resulted in the expansion of the Company’s market share in China, especially among the joint-venture brands’ auto customers.

In the first quarter of 2014, the Chinese government increased investment in infrastructure industries, such as railways and highways, which led to an increase in the sales of commercial vehicles in the China market. The Company’s sales of steering gears for commercial vehicles, one of the main products of the Company, also increased.

In order to maintain the share of sales in the commercial vehicle market, most automobile component manufacturers have reduced the price of their products, which led to continuing price decreases of steering gears for commercial vehicles, the Company’s main products .

In summary, the Company had an increase in sales volume leading to a sales increase of $19.9 million, a decrease in selling price leading to a sales decrease of $5.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $2.2 million.

Further analysis is as follows:

•	Net product sales for Henglong were $71.4 million for the three months ended March 31, 2014, compared to $64.2 million for the same period in 2013, representing an increase of $7.2 million, or 11.3%, which was mainly due to an increase in sales volume for passenger vehicles in the China market and the higher selling price of middle-level electric power steering compared with the low-level electric power steering the same period of last year. An increase in sales volume led to a sales increase of $5.1 million, an increase in selling price led to a sales increase of $0.9 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $1.2 million.

•	Net product sales for Jiulong were $21.6 million for the three months ended March 31, 2014, compared to $19.0 million for the same period in 2013, representing an increase of $2.6 million, or 13.7%, which was mainly due to the Company achieving higher sales volume in the commercial vehicles steering gears market. An increase in sales volume led to a sales increase of $7.8 million, a decrease in average selling price caused by product mix change led to a sales decrease of $5.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.4 million.

•	Net product sales for Shenyang were $11.9 million for the three months ended March 31, 2014, compared to $8.9 million for the same period in 2013, representing an increase of $3.0 million, or 34.2%, which was mainly due to an increase in sales volume for passenger vehicles in the China market. An increase in sales volumes led to a sales increase of $3.8 million, a decrease in selling price led to a sales decrease of $0.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.1 million.

•	Net product sales for Wuhu were $6.5 million for the three months ended March 31, 2014, compared to $6.4 million for the same period in 2013, representing an increase of $0.1 million, or 1.1%.

•	Net product sales for Hubei Henglong were $13.6 million for the three months ended March 31, 2014, compared to $10.4 million for the same period in 2013, representing an increase of $3.2 million, or 30.7%. Hubei Henglong’s products were all sold to the United States. The net product sales increase was mainly due to the growth of automotive market demand in North America. An increase in sales volumes led to a sales increase of $2.8 million, an increase in selling price led to a sales increase of $0.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.2 million.

•	Net product sales for Other Sectors were $9.0 million for the three months ended March 31, 2014, compared to $9.6 million for the same period in 2013, representing a decrease of $0.6 million, or 6.6%, primarily due to Chinese automobile manufacturers increasing their purchases of electric power steering, which resulted in a significant decrease in sales for the mechanical columns produced by Other Sectors during the three months ended March 31, 2014.

Cost of Products Sold

For the three months ended March 31, 2014, the cost of products sold was $93.0 million, compared to $77.8 million for the same period of 2013, representing an increase of $15.2 million, or 19.5%. The increase in the cost of products sold was mainly due to the net effect of a net increase in sales volumes which led to a cost of products sold increase of $17.7 million, a decrease in unit cost which led to a cost of products sold decrease of $4.4 million, and the appreciation of the RMB against the U.S. dollar which led to a cost of products sold increase of $1.9 million. The decrease in the unit cost of sales was primarily due to a decrease in the cost of raw materials, including steel, enhanced production efficiency and strengthened cost-control, which was partially offset by the higher unit cost of middle-level EPS compared with low-level EPS in the same period last year. Further analysis is as follows:

•	Cost of products sold for Henglong was $59.0 million for the three months ended March 31, 2014, compared to $52.6 million for the same period of 2013, representing an increase of $6.4 million, or 12.1%. This increase was mainly due to an increase in sales volumes and the higher unit cost of middle-level EPS this year compared with low-level EPS in the same period last year. An increase in sales volumes led to a cost of products sold increase of $3.9 million, an increase in unit cost led to a cost of products sold increase of $1.5 million, and the appreciation of the RMB against the U.S. dollar led to a cost of products sold increase of $1.0 million.

Cost of products sold for Jiulong was $18.3 million for the three months ended March 31, 2014, compared to $16.4 million for the same period of 2013, representing an increase of $1.9 million, or 11.5%. The increase in cost of products sold was mainly due to an increase in sales volumes which led to a cost of products sold increase of $7.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of products sold increase of $0.3 million, which were offset by a decrease in unit cost which led to a cost of products sold decrease of $5.4 million.

•	Cost of products sold for Shenyang was $10.9 million for the three months ended March 31, 2014, compared to $7.8 million for the same period of 2013, representing an increase of $3.1 million, or 40.1%. The increase in cost of products sold was mainly due to an increase in sales volumes which led to a cost of products sold increase of $3.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of products sold increase of $0.2 million, offset by a decrease in unit cost which led to a cost of products sold decrease of $0.4 million.

•	Cost of products sold for Wuhu was $6.1 million for the three months ended March 31, 2014, compared to $6.2 million for the same period of 2013, representing a decrease of $0.1 million, or 2.1%. The decrease in cost of products sold was mainly due to a decrease in sales volumes.

•	Cost of products sold for Hubei Henglong was $11.1 million for the three months ended March 31, 2014, compared to $8.6 million for the same period of 2013, representing an increase of $2.5 million, or 28.4%. The increase in cost of products sold was mainly due to an increase in sales volumes.

•	Cost of products sold for Other Sectors was $7.6 million for the three months ended March 31, 2014, compared to $8.7 million for the same period of 2013, representing a decrease of $1.1 million, or 12.9%. The decrease in cost of products sold was mainly due to a decrease in sales volumes and a decrease in unit cost.

Gross margin was 18.7% for the three months ended March 31, 2014, representing a 1.2% decrease from 19.9% for the same period of 2013, which was primarily due to a decrease in selling price of steering gear for commercial vehicles.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment and scraps. For the three months ended March 31, 2014, gain on other sales amounted to $0.9 million, while it amounted to $0.7 million for the same period of 2013, representing an increase of $0.2 million. The increase was mainly due to an increase in sales of materials and scraps.

Selling Expenses

Selling expenses were $3.0 million for the three months ended March 31, 2014, compared to $3.2 million for the same period of 2013, representing a decrease of $0.2 million, or 6.3%, mainly due to an increase in sales volumes which led to an increase in warehouse rental fees of $0.1 million offset by a decrease in other expenses, such as salaries and wages expenses of $0.4 million.

General and Administrative Expenses

General and administrative expenses were $3.5 million for the three months ended March 31, 2014, compared to $4.1 million for the same period of 2013, representing a decrease of $0.6 million, or 14.6%, which was mainly due to a decrease in legal fees of $1.0 million offset by an increase in other expenses.

Research and Development Expenses

Research and development expenses were $5.9 million for the three months ended March 31, 2014, compared to $3.4 million for the three months ended March 31, 2013, representing an increase of $2.5 million, or 73.2%. The Company’s research and development expenses were mainly used for the development and trial production of EPS and other new products. Research and development expenditures have continued to be significant in the past three years. In summary, expenses for mold improvement increased by $1.0 million and the salaries and wages expenses of research and development related staff increased by $1.4 million.

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

Income from Operations

Income from operations was $9.8 million for the three months ended March 31, 2014, compared to $9.4 million for the three months ended March 31, 2013, representing an increase of $0.4 million, or 4.3%, including an increase of $2.0 million in gross profit and an increase of $0.2 million or in gain on other sales, which was offset by an increase of $1.8 million in operating expenses.

Other Income, Net

Other income was $0.2 million for the three months ended March 31, 2014, compared to $0.1 million for the three months ended March 31, 2013, an increase of $0.1 million, primarily resulting from increased government subsidies.

Financial Income (Expenses), Net

Financial income, net, was $0.2 million for the three months ended March 31, 2014, compared to financial expenses, net of $0.2 million for the three months ended March 31, 2013, representing a decrease of $0.4 million, which was mainly due to a decrease in bank loans which led a decrease in interest charges and an increase in time deposits during the three months ended March 31, 2014, which generated more interest income for the Company.

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $10.2 million for the three months ended March 31, 2014, compared to $9.2 million for the three months ended March 31, 2013, representing an increase of $1.0 million, which was mainly due to an increase in operating income of $0.4 million, an increase in other income of $0.2 million, and a decrease in financial expenses of $0.4 million.

Income Taxes

Income tax expense was $2.0 million for the three months ended March 31, 2014, compared to $1.8 million of income tax expense for the three months ended March 31, 2013, representing an increase of $0.2 million, which was mainly due to an increase in income before income tax and an increase in the effective tax rate. The income before income tax increased to $10.2 million for the three months ended March 31, 2014 from $9.2 million for the same period in 2013 and the effective tax rate increased to 19.3% from 19.0% as a result of the increase in income before income tax of a higher tax rate subsidiary incorporated in the United States (Note 23).

Net Income

Net income was $8.3 million for the three months ended March 31, 2014, compared to net income of $7.5 million for the three months ended March 31, 2013, representing an increase of $0.8 million, which was mainly due to an increase in income before income tax expenses and equity in earnings of affiliated companies of $1.0 million, offset by an increase in income tax expenses of $0.2 million.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $1.5 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively.

The Company owns equity interests in ten non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted for under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of March 31, 2014 and 2013. For the three months ended March 31, 2014 and 2013, the Company recorded $1.5 million and $1.6 million, respectively, for the non-controlling interests’ share in the earnings of the consolidated non-wholly owned subsidiaries.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $6.8 million for the three months ended March 31, 2014, compared to net income attributable to parent company’s common shareholders of $6.0 million for the three months ended March 31, 2013, representing an increase of $0.8 million, reflecting an increase in net income.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of March 31, 2014, the Company had cash and cash equivalents and short-term investments of $78.9 million, compared to $89.5 million as of December 31, 2013, representing a decrease of $10.6 million, or 11.8%.

The Company had working capital of $186.3 million as of March 31, 2014, compared to $179.3 million as of December 31, 2013, representing an increase of $7.0 million, or 3.9%.

The Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The Company believes that, in view of its current cash position as of March 31, 2014, the cash expected to be generated from the operations and funds available from bank borrowings as detailed in subsequent paragraphs will be sufficient to meet its working capital and capital expenditure requirements (including the repayment of bank loans) for at least twelve months commencing from March 31, 2014.

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

The Company had short-term bank and government loans of $38.9 million, including bank loans of $34.0 million and a government loan of $4.9 million (see Note 13); and bankers’ acceptances of $73.7 million (see Note 14) as of March 31, 2014.

The Company currently expects to be able to obtain similar bank loans (i.e., RMB loans) and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements (see the table under “Bank Arrangements” below for more information). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be lowered by approximately $14.5 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $14.5 million as of the maturity date of such line of credit agreements (see the table under “Bank Arrangements” below for more information). The Company can still obtain a reduced line of credit with a reduction of $8.4 million, which is 58.1% (the mortgage rate) of $14.5 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

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

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB196.8 million (equivalent to approximately $32.0 million). The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013. On May 7, 2013, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2014. The interest rate of the Credit Facility under the extended term is calculated based on the three-month LIBOR plus 2.0% per annum, Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged. As of March 31, 2014, the interest rate of the Credit Facility was 2.23% per annum.

Bank Arrangements

As of March 31, 2014, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available (4)	Amount Used		Assessed Mortgage Value (6)
1. Comprehensive credit facilities	Bank of China	Mar 2015	$22,919	$-		$9,195

2. Comprehensive credit facilities	Jingzhou Commercial Bank	July 2014	32,509	19,092		62,521

3. Comprehensive credit facilities	China Construction Bank	Nov 2014	11,378	3,246		30,761

4. Comprehensive credit facilities (1)	Shanghai Pudong Development Bank	Mar 2015	25,357	3,720		13,178

5. Comprehensive credit facilities (1)	China CITIC Bank	Nov 2014	21,131	23,663		15,125

6. Comprehensive credit facilities	China Everbright Bank	Aug 2014	4,876	3,784		8,323

7. Comprehensive credit facilities(1)	China Huaxia Bank	Sep 2014	26,007	10,633		-

8. Comprehensive credit facilities	ICBC Macau	May 2014	30,000	30,000		31,996

Total			$174,177	$94,138	(2)	$171,099	(3)

(1)	Each of Henglong’s comprehensive credit facility with China CITIC Bank, Henglong and Jielong's comprehensive credit facility with Shanghai Pudong Development Bank, and Henglong's comprehensive credit facility with China Hua Xia Bank, is required to be guaranteed by Jiulong, another subsidiary of the Company, in addition to the above pledged assets.

(2)	The amount used includes bank loans of $34.1 million and notes payable of $60.1 million as of March 31, 2014. The remainder of $13.6 million of notes payable was 100% secured by bank notes without utilization of credit lines.

(3)	As of March 31, 2014, the pledged assets included $41.2 million accounts and notes receivable and other pledged assets with assessed value of $130.0 million.

(4)	The amount available is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	The pledged cash deposits, which are disclosed in Note 3 to the consolidated financial statements in this Report, were not included in the assessed mortgage value.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company renewed its existing short-term bank loans and borrowed new bank loans during 2014 at annual interest rates of 2.23% to 7.20%, and maturity terms of twelve months. Pursuant to the comprehensive credit line arrangement the Company pledged: (1) accounts receivable of $9.2 million as security for its comprehensive credit facility with the Bank of China; (2) equipment with an assessed value of approximately $62.5 million as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank; (3) equipment, land use rights and buildings with an assessed value of approximately $30.8 million as security for its comprehensive credit facility with China Construction Bank; (4) land use rights and buildings with an assessed value of approximately $13.2 million as security for its comprehensive credit facility with Shanghai Pudong Development Bank; (5) land use rights and buildings with an assessed value of approximately $15.1 million as security for its comprehensive credit facility with China CITIC Bank; (6) land use rights and buildings with an assessed value of approximately $8.3 million as security for its comprehensive credit facility with China Everbright Bank; and (7) $32.0 million of notes receivable held by Henglong.

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

		Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term loan including interest payable	$39,340	$39,340	$-	$-	$-
Notes payable (1)	73,661	73,661	-	-	-
Other contractual purchase commitments, including service agreements	9,343	8,050	1,293	-	-
Total	$122,344	$121,051	$1,293	$-	$-

(1)	Notes payable do not bear interest.

Short-term Loans

The following table summarizes the contract information of short-term borrowings among the banks and the government of the PRC and the Company as of March 31, 2014 (figures are in thousands of USD):

Bank / PRC Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
ICBC Macau	Working Capital	13 May 2013 (1)	12	2.23%	Pay quarterly	13 May 2014	30,000
China CITIC Bank	Working Capital	7 Aug 2013	12	7.20%	Pay monthly	7 Aug 2014	2,438
China Construction Bank	Working Capital	18 Jul 2013	12	6.00%	Pay monthly	17 Jul 2014	1,626
Financial Bureau of Jingzhou Development Zone	Working Capital	28 Mar 2014	12	3.00%	-Pay upon maturity	15 Mar 2015	4,876
Total							$38,940

(1)	The original borrowing date and maturity date of this loan was May 22, 2012 and May 22, 2013, respectively. The original maturity date was extended to May 13, 2014.

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

Management believes that the Company had complied with such financial covenants as of March 31, 2014, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of March 31, 2014 (figures are in thousands of USD):

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital (1)	3-6	Apr -14	$13,520
Working Capital	3-6	May -14	11,532
Working Capital	3-6	Jun -14	12,395
Working Capital	3-6	Jul -14	13,332
Working Capital	3-6	Aug -14	10,212
Working Capital	3-6	Sep -14	12,670
Total (Note 14)			$73,661

(1)	The notes payable were repaid in full in April, 2014.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of March 31, 2014, and believes it will continue to comply with them.

Cash Flows

(a)	Operating activities

Net cash used in operations during the three months ended March 31, 2014 was $8.4 million, compared to net cash used in operations of $1.4 million for the same period of 2013, representing an increase of $7.0 million.

During the three months ended March 31, 2014, the increase in net cash used in operations was mainly due to the net effect of: (1) the increase in net income (excluding non-cash items) by $1.6 million; (2) the change in balance of pledge deposits which led to an increase in net cash provided by operations of $0.9 million; (3) the change in balance of accounts and notes receivable which led to a decrease in net cash provided by operations of $1.0 million, which was mainly due to the sales of the Company’s goods generally on credit terms which range from 4 to 6 months, and the fact that, during the three months ended March 31, 2014, there was a significant rise in sales revenue of the Company’s products which led to an increase in the ending balance of accounts receivable; (4) the change in balance of inventories which led to a decrease in net cash provided by operations of $3.0 million, which was mainly due to the increase in inventory as a result of an increase in sales; (5) the change in balance of accounts and notes payable which led to a decrease in net cash provided by operations of $4.2 million, which was mainly due to a decrease in notes payable; and (6) the change of balance of tax payable, which led to an increase in net cash provided by operations of $1.4 million.

(b)	Investing activities

The Company used net cash of $4.1 million in investment activities during the three months ended March 31, 2014, compared to $2.6 million during the same period of 2013, representing an increase of $1.5 million, which was mainly due to an increase in purchase of equipment of $0.7 million and an increase in bank deposit with original maturities of over three months of $0.7 million (see Note 4).

(c)	Financing activities

During the three months ended March 31, 2014, the Company obtained net cash of $2.0 million from financing activities, compared to net cash of $6.5 million provided by financing activities for the same period of 2013, representing a decrease of $4.5 million, which was mainly due to the net effect of: (1) the proceeds from government and bank loan having decreased by $3.0 million and (2) the repayment of bank loan having increased by $1.7 million.

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Subsequent events

On May 12, 2014, the Company's wholly-owned subsidiary Hubei Henglong entered into an agreement to acquire 51.0% equity interests of Fujian Qiaolong Special Purpose Vehicle Co., Ltd. (Fujian Qiaolong).  The total purchase price is approximately $3.0 million in cash. Upon completion of the acquisition, Hubei Henglong will further provide a loan of RMB 30.0 million ($4.8 million) to Fujian Qiaolong at an annual interest rate of 8.5%. The detailed terms of the loan will be negotiated separately.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2014. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2014.

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

The Transactions, which are detailed in Note 28 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, were short-term loan transactions that were designed to use the Company’s idle cash resulting from the seasonality of its business to generate returns and at the same time to assist the borrowing entities in addressing certain cash flow needs. All of the loans were timely repaid, with interest, if any, at commercially stated rates. Nevertheless, because certain of the borrowers were entities in which certain senior members of the Company’s management held a direct or indirect financial interest, the Transactions were required to be treated as related party transactions for purposes of the Company’s internal policies and procedures and financial reporting.

The Review determined that the errors resulted from inconsistent interpretations and application of the Company’s written policies and procedures with respect to related party transactions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, these deficiencies represented a material weakness in the Company’s internal control over financial reporting as of December 31, 2013, as more fully described below.

The Review concluded that the errors did not result from any fraud or intentional misconduct and that the Transactions did not constitute loans that are prohibited by Section 402 of the Sarbanes-Oxley Act of 2002.

Description of Material Weakness

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, in connection with the Review, management identified the following control deficiencies as of December 31, 2013 that constituted a material weakness:

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

Remediation Steps to Address Material Weakness

In response to the material weakness identified above, the Audit Committee directed that management consider certain corrective or remedial actions in respect of the relevant internal controls at the Company. Management, under the supervision of the Chief Executive Officer and Chief Financial Officer, adopted the recommendations of the Audit Committee and it has begun to implement the measures described below to address the material weakness. This remediation effort is intended both to address the identified material weakness and to enhance the Company’s overall financial control environment. Management believes that the remediation measures described below will remediate the identified control deficiencies. However, management continues to evaluate and work to improve its internal control over financial reporting. It may be determined that additional measures must be taken to address control deficiencies.

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

The material weakness identified by management is not fully remediated as of the date of the filing of this Quarterly Report on Form 10-Q. The Company has performed substantive procedures in an effort to ensure that the information reflected in this report is supported and fairly presented as of the date of this report. The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the above-referenced remediation measures and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the system of internal controls and the control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2014, the Company began implementing the remediation measures described above. Other than as described herein, there have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Securities Action - Southern District of New York. On October 25, 2011, a purported securities class action was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period to between May 12, 2009 and March 17, 2011. The amended complaint alleged that the Company, certain of its present officers and directors, and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and sought unspecified damages. The Company filed a motion to dismiss the amended complaint, which the court denied on August 8, 2012. On September 4, 2012, the Company filed an answer to the amended complaint. On January 15, 2013, plaintiffs filed a motion to certify the purported class, which the court denied on May 31, 2013. On July 17, 2013, plaintiffs filed a petition for permission to appeal the order denying class certification, and, on August 1, 2013, the Company filed an answer in opposition to the petition. On October 23, 2013, the Court of Appeals for the Second Circuit denied plaintiffs’ petition for permission to appeal. On December 6, 2013, plaintiffs filed a motion for preliminary approval of a settlement with the Company’s former independent accounting firm and certification of a proposed settlement class, which the district court denied on January 15, 2014. On March 28, 2014, the Company and plaintiffs entered into a settlement agreement. As part of the settlement, on April 29, 2014, the Company and plaintiffs filed a stipulation dismissing all claims by plaintiffs against the Company and its current and former officers and directors, with no admission of any wrongdoing or liability. On April 29, 2014, the court entered an order granting the dismissal. The settlement had no material effect on the condensed unaudited consolidated financial statements for the three months ended March 31, 2014.

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

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123.)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002.)

10.1	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10Q Quarterly Report on May 10, 2006.)

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101+	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, were filed on May 14, 2014 formatted in Extensible Business Reporting Language (XBRL):

(i)	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income,

(ii)	Condensed Unaudited Consolidated Balance Sheets,

(iii)	Condensed Unaudited Consolidated Statements of Cash Flows, and

(iv)	related notes

*	filed herewith

+	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: May 14, 2014	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: May 14, 2014	By:	/s/ Jie Li
Jie Li
Chief Financial Officer

