Form 10-Q
period 2014-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2014-08-13
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes          ☐          No          ☒

As of August 13, 2014, the Company had 28,043,019 shares of common stock issued and outstanding.

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

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended June 30,
	2014	2013
Net product sales, including $14,928 and $9,035 to related parties for the three months ended June 30, 2014 and 2013	$115,476	$97,889
Cost of products sold, including $7,461 and $6,006 purchased from related parties for the three months ended June 30, 2014 and 2013	93,893	79,500
Gross profit	21,583	18,389
Gain on other sales	8,226	1,058
Less: Operating expenses
Selling expenses	4,327	3,800
General and administrative expenses	3,776	3,217
Research and development expenses	5,180	4,616
Total operating expenses	13,283	11,633
Income from operations	16,526	7,814
Other income, net	139	3
Financial income (expenses), net	(28)	(108)
Income before income tax expenses and equity in earnings of affiliated companies	16,637	7,709
Less: Income taxes	3,126	1,571
Equity in earnings of affiliated companies	75	68
Net income	13,586	6,206
Net income attributable to non-controlling interests	2,580	1,225
Net income attributable to parent company’s common shareholders	$11,006	$4,981
Comprehensive income:
Net income	$13,586	$6,206
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	(25)	3,436
Comprehensive income	13,561	9,642
Comprehensive income attributable to non-controlling interests	2,576	1,808
Comprehensive income attributable to parent company	$10,985	$7,834

Net income attributable to parent company’s common shareholders per share

Basic –	$0.39	$0.18

Diluted-	$0.39	$0.18
Weighted average number of common shares outstanding
Basic	28,043,019	28,043,019
Diluted	28,064,376	28,048,789

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Six Months Ended June 30,
	2014	2013
Net product sales, including $26,738 and $17,178 to related parties for the six months ended June 30, 2014 and 2013	$229,782	$195,052
Cost of products sold, including $14,652 and $12,671 purchased from related parties for the six months ended June 30, 2014 and 2013	186,861	157,302
Gross profit	42,921	37,750
Gain on other sales	9,135	1,732
Less: Operating expenses
Selling expenses	7,369	6,964
General and administrative expenses	7,322	7,343
Research and development expenses	11,068	8,016
Total operating expenses	25,759	22,323
Income from operations	26,297	17,159
Other income, net	378	73
Financial income (expenses), net	186	(309)
Income before income tax expenses and equity in earnings of affiliated companies	26,861	16,923
Less: Income taxes	5,101	3,317
Equity in earnings of affiliated companies	137	126
Net income	21,897	13,732
Net income attributable to non-controlling interests	4,116	2,811
Net income attributable to parent company’s common shareholders	$17,781	$10,921
Comprehensive income:
Net income	$21,897	$13,732
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	(2,422)	4,048
Comprehensive income	19,475	17,780
Comprehensive income attributable to non-controlling interests	3,712	3,497
Comprehensive income attributable to parent company	$15,763	$14,283

Net income attributable to parent company’s common shareholders per share

Basic –	$0.63	$0.39

Diluted-	$0.63	$0.39
Weighted average number of common shares outstanding
Basic	28,043,019	28,043,019
Diluted	28,063,939	28,049,863

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$55,757	$53,979
Pledged cash deposits	26,959	33,963
Short-term investments	38,472	35,510
Accounts and notes receivable, net - unrelated parties	285,182	267,639
Accounts and notes receivable, net - related parties	24,658	17,194
Advance payments and others - unrelated parties	2,441	3,156
Advance payments and others - related parties	625	866
Inventories	63,308	51,392
Assets held for sale	-	925
Current deferred tax assets	6,032	5,783
Total current assets	503,434	470,407
Non-current assets:
Property, plant and equipment, net	83,698	80,018
Intangible assets, net	1,424	686
Other receivables, net - unrelated parties	441	252
Other receivables, net - related parties	61	108
Advance payment for property, plant and equipment - unrelated parties	3,633	3,488
Advance payment for property, plant and equipment - related parties	1,522	2,097
Long-term investments	4,114	4,023
Goodwill	642	-
Non-current deferred tax assets	4,660	4,528
Total assets	$603,629	$565,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank and government loans	$42,840	$37,381
Accounts and notes payable - unrelated parties	207,889	198,419
Accounts and notes payable - related parties	4,921	4,634
Customer deposits	1,723	1677
Accrued payroll and related costs	6,201	7,052
Accrued expenses and other payables	43,968	29,062
Accrued pension costs	5,086	4,626
Taxes payable	8,287	7,792
Amounts due to shareholders/directors	376	312
Current deferred tax liabilities	217	117
Total current liabilities	321,508	291,072
Long-term liabilities:
Advances payable	2,867	2,764
Non-current deferred tax liabilities	339	-
Total liabilities	$324,714	$293,836

Commitments and Contingencies (Note 29)

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued– 28,260,302 and 28,260,302 shares at June 30, 2014 and December 31, 2013, respectively	$3	$3
Additional paid-in capital	34,518	39,565
Retained earnings-
Appropriated	10,178	10,048
Unappropriated	163,674	146,023
Accumulated other comprehensive income	30,044	32,061
Treasury stock – 217,283 and 217,283 shares at June 30, 2014 and December 31, 2013, respectively	(1,000)	(1,000)
Total parent company stockholders' equity	237,417	226,700
Non-controlling interests	41,498	45,071
Total stockholders' equity	278,915	271,771
Total liabilities and stockholders' equity	$603,629	$565,607

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$21,897	$13,732
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	7,751	7,218
Increase (decrease) in allowance for doubtful accounts	121	(106)
Inventory write downs	1,922	277
Deferred income taxes	(413)	(143)
Equity in earnings of affiliated companies	(128)	(126)
Amortization of debt issue cost	-	57
Gain on fixed assets disposals	(7,506)	(165)
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	6,695	4,306
Accounts and notes receivable	(25,139)	(32,734)
Advance payments and others	1,038	(219)
Inventories	(7,461)	(4,211)
Increase (decrease) in:
Accounts and notes payable	7,948	9,689
Customer deposits	57	(106)
Accrued payroll and related costs	(790)	73
Accrued expenses and other payables	191	2,679
Accrued pension costs	502	44
Taxes payable	1,007	(66)
Advances payable	-	(32)
Net cash provided by operating activities	7,692	167
Cash flows from investing activities:
Increase in other receivables	636	(212)
Cash received from property, plant and equipment sales	6,777	1,557
Payments to acquire property, plant and equipment	(8,194)	(5,565)
Payments to acquire intangible assets	(5)	(60)
Purchase of short-term investments	(15,882)	(15,376)
Proceeds from maturities of short-term investments	12,597	-
Acquisition of Fujian Qiaolong,net of cash acquired	(2,976)	-
Net cash used in investing activities	(7,047)	(19,656)
Cash flows from financing activities:
Proceeds from government and bank loan	6,774	14,111
Repayments of bank loan	(3,251)	(8,069)
Dividends paid to the non-controlling interests	(1,985)	(405)
Increase (decrease) in amounts due to shareholders/directors	69	(40)
Net cash provided by financing activities	1,607	5,597
Effects of exchange rate on cash and cash equivalents	(474)	1,513
Net increase (decrease) in cash and cash equivalents	1,778	(12,379)
Cash and cash equivalents at beginning of period	53,979	87,649
Cash and cash equivalents at end of period	$55,757	$75,270

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Six Months Ended June 30,
	2014	2013
Cash paid for interest	$603	$739
Cash paid for income taxes	$3,109	$2,029

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Six Months Ended June 30,
	2014	2013
Advance payments for acquiring property, plant and equipment	$5,155	$3,204
Non-controlling interests arising as a result of acquisition of Fujian Qiaolong	2,793	-
Account receivable for selling property, plant and equipment	1,890	-
Dividends payable to the Company’s shareholders	5,048	-
Dividends payable to non-controlling interests	$8,127	$167

SUPPLEMENTAL DISCLOSURE OF ACQUISITION

	Six Months Ended June 30,
	2014	2013
Purchase consideration settled in cash for Fujian Qiaolong	$(3,007)	$-
Less: cash acquired	31	-
Investing cash outflow for acquisitions	(2,976)	-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2014 and 2013

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

The Company owns the following aggregate net interests in the entities established in the People's Republic of China, the “PRC,” and Brazil as of June 30, 2014 and December 31, 2013.

	Percentage Interest
Name of Entity	June 30, 2014	December 31, 2013
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	81.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	80.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd, “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	80.00%	80.00%
Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong” [9]	50.00%	50.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [10]	70.00%	70.00%
CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong” [11]	80.00%	80.00%
Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong” [12]	51.00%	-
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”[13]	85.00%	-

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gear for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light-duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

5.	Jielong was established in 2006 and mainly engages in the production and sales of electric power steering, “EPS.”

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products. The registered capital of the Testing Center was RMB30.0 million, equivalent to approximately $4.4 million.

9.	On January 24, 2010, Genesis entered into a joint venture contract with Beijing Hainachuan Auto Parts Co., Ltd. to establish Beijing Henglong as a joint venture company to design, develop and manufacture both hydraulic and electric power steering systems and parts. On September 16, 2010, with Beijing Hainachuan’s agreement, Genesis transferred its interest in the joint venture to Hubei Henglong, and left the other terms of the joint venture contract unchanged. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for through the equity method.

10.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

11.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil.

12.	In the second quarter of 2014, the Company acquired a 51.0% ownership interest in Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong”, a special purpose vehicle manufacturer and dealer with automobile repacking qualifications, based in Fujian, China. Fujian Qiaolong mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles. The consideration was approximately $3.0 million.

13.	In May 2014, Jielong formed a wholly-owned subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in D&R, manufacture and sales of automobile electronic systems and parts. The new wholly-owned subsidiary is located in Wuhan, China.The registered capital of Wuhan Chuguanjie is RMB30.0 million, equivalent to approximately $4.9 million. At the date of release of this quarterly report, Jielong has not completed the capital injection.

2.	Basis of presentation and significant accounting policies

(a)	Basis of Presentation

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

The results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2014.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and the effect of the standard on our ongoing financial reporting.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-12 (“ASU 2014-12”), “Compensation—Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company is currently evaluating the impact of adopting this Update on its financial statements.

(c)	Significant Accounting Policies

Business Combinations – A business combination is recorded using the purchase method of accounting, and the cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued as well as the contingent considerations and all contractual contingencies as of the acquisition date. The costs directly attributable to the acquisition are expensed as incurred. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total of consideration of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the subsidiary acquired over (ii) the fair value of the identifiable net assets of the subsidiary acquired is recorded as goodwill. If the consideration of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the consolidated statements of comprehensive income (loss).

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisition of interests in its subsidiary. We test goodwill for impairment at the reporting unit level on an annual basis as of December 31, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. The Company adopted the Financial Accounting Standards Board (“FASB”) revised guidance on “Testing of Goodwill for Impairment.” Under this guidance, the Company has the option to choose whether it will apply the qualitative assessment first and then the quantitative assessment, if necessary, or to apply the quantitative assessment directly. For a reporting unit applying a qualitative assessment first, the Company starts the goodwill impairment test by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test uses a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. The Company estimates total fair value of the reporting unit using discounted cash flow analysis, and makes assumptions regarding future revenue, gross margins, working capital levels, investments in new products, capital spending, tax, cash flows, and the terminal value of the reporting unit.

There have been no other updates to the significant accounting policies set forth in the notes to the consolidated financial statements for the year ended December 31, 2013.

3.	Acquisition

In the second quarter of 2014, the Company acquired a 51.0% ownership interest in Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong”,a special purpose vehicle manufacturer and dealer with automobile repacking qualification, based in Fujian, China. Fujian Qiaolong mainly manufactures and distributes drainage and rescue vehicle with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles. The acquisition expands the Company’s scope of business and improves the Company’s product mix. The results of Fujian Qiaolong have been included since the date of acquisition and are reflected in the Company’s Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income. The total purchase price was approximately $3.0 million. The goodwill resulting from the acquisition is not deductible for tax purposes.

The following table summarizes the allocation of consideration and the respective fair values of the assets acquired and liabilities assumed in the Fujian Qiaolong acquisition as of the date of purchase (figures are in thousands of USD):

Total purchase price:
Cash consideration paid to acquire ownership interest	$3,007

Assets
Cash and cash equivalents	$31
Current assets, net of cash acquired	8,428
Deferred tax asset	69
Property and equipment	3,694
Intangible assets	864
Goodwill	642
Total assets consolidated into the Group	$13,728
Liabilities
Current liabilities, excluding current deferred tax liabilities	(7,352)
Deferred tax liabilities	(448)
Other liabilities	(128)
Total liabilities consolidated into the Group	(7,928)
Non-controlling interests at fair value	(2,793)
Total equity consolidated into the Group	$3,007

Pro forma results of operations for the acquisition of Fujian Qiaolong have not been presented because it is not material to the consolidated results of operations.

For the acquisition of Fujian Qiaolong, intangible assets which have been assessed and recognized, such as patents and developed technology, have a weighted-average useful life of 4.7 years.

4.	Pledged cash deposits

Pledged cash deposits are used as guarantees for the Company’s notes payable and their use is restricted. The Company regularly pays some of its suppliers by bank notes. The Company has to make a cash deposit, equivalent to 30% - 100 % of the face value of the relevant bank note in order to obtain the bank note.

5.	Short-term investments

Short-term investments comprise time deposits with maturity terms of more than three months but due within one year. The carrying values of time deposits approximate fair value because of their short maturities. The interest earned is recognized in the condensed unaudited statements of operations and comprehensive income over the contractual term of the deposit.

6.	Accounts and notes receivable, net

The Company’s accounts and notes receivable as of June 30, 2014 and December 31, 2013 are summarized as follows (figures are in thousands of USD):

	June 30, 2014	December 31, 2013
Accounts receivable - unrelated parties (1)	$157,495	$140,920
Notes receivable - unrelated parties (2) (3)	129,111	128,068
Total accounts and notes receivable- unrelated parties	286,606	268,988
Less: allowance for doubtful accounts - unrelated parties	(1,424)	(1,349)
Accounts and notes receivable, net - unrelated parties	285,182	267,639
Accounts and notes receivable, net - related parties	24,658	17,194
Accounts and notes receivable, net	$309,840	$284,833

(1)	As of June 30, 2014 and December 31, 2013, the Company has pledged $11.9 million and $19.1 million, respectively, of accounts receivable as security for its comprehensive credit facility with banks in China.

(2)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

(3)	As of June 30, 2014, Henglong collateralized its notes receivable in an amount of RMB 228.1 million (equivalent to approximately $37.1 million) as security for the credit facility with banks in China and the Chinese government, including RMB 197.1 million (equivalent to approximately $32.0 million) in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 14) which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau,” and RMB 31.0 million (equivalent to approximately $5.0 million) in favor of the Chinese government as security for the low-interest government loan (see Note 14). As of December 31, 2013, Henglong collateralized its notes receivable in an amount of RMB 196.3 million (equivalent to approximately $32.2 million) in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 14) which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau.”

7.	Inventories

The Company’s inventories as of June 30, 2014 and December 31, 2013 consisted of the following (figures are in thousands of USD):

	June 30, 2014	December 31, 2013
Raw materials	$14,465	$12,185
Work in process	13,256	8,079
Finished goods	35,587	31,128
Total	$63,308	$51,392

Provision for inventories valuation amounted to $1.9 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively.

8.	Other receivables, net

The Company’s other receivables as of June 30, 2014 and December 31, 2013 are summarized as follows (figures are in thousands of USD):

	June 30, 2014	December 31, 2013
Other receivables - unrelated parties (1)	$507	$314
Less: allowance for doubtful accounts- unrelated parties	(66)	(62)
Other receivables, net - unrelated parties	$441	$252

	June 30, 2014	December 31, 2013
Other receivables - related parties (1)	$714	$729
Less: allowance for doubtful accounts- related parties	(653)	(621)
Other receivables, net - related parties	$61	$108

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.

9.	Assets held for sale

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

In the third quarter of 2013, the Company recognized and received consideration of $4.6 million upon the completion of the sale of the first portion of the land use rights by JLRC. As of December 31, 2013, the balance of assets held for sale represented the remaining land use rights to be sold within the 12 months following such date.

In April 2014, JLRC successfully sold the remaining land use rights through an open tender. The consideration for the remaining land use rights was approximately $8.4 million, of which $ 6.5 million was received by the Company as of June 30, 2014 and the remaining $1.9 million has been recorded in accounts and notes receivable on the accompanying condensed unaudited consolidated balance sheets. Accordingly, the Company recorded $7.5 million for the sale of the rest of the land use rights as gain on other sales on the accompanying condensed unaudited consolidated statements of operations and comprehensive income.

10.	Long term investments

As of June 30, 2014 and December 31, 2013, the Company’s balance of long-term investment was $4.1 million and $4.0 million, respectively. For the long-term investments in which the Company has no voting control, such investments were accounted for using the equity method or cost method.

On January 24, 2010, the Company invested $3.1 million to establish a fifty-fifty joint venture company, Beijing Henglong, with an unrelated party. The Company accounts for its operating results with the equity method of accounting.

The Company’s share of net assets and net income is reported as “long-term investment” on the condensed unaudited consolidated balance sheets and “equity in earnings of affiliated companies” on the condensed unaudited consolidated statements of operations and comprehensive income. The Company’s condensed unaudited consolidated financial statements reflect the equity earnings of non-consolidated affiliates of $0.13 million and $0.13 million for the six months ended June 30, 2014 and 2013, respectively.

11.	Property, plant and equipment, net

The Company’s property, plant and equipment as of June 30, 2014 and December 31, 2013 are summarized as follows (figures are in thousands of USD):

	June 30, 2014	December 31, 2013
Land use rights and buildings	$46,895	$43,849
Machinery and equipment	114,549	110,322
Electronic equipment	7,517	7,414
Motor vehicles	4,058	3,195
Construction in progress	6,976	5,133
Total amount of property, plant and equipment(1)	179,995	169,913
Less: Accumulated depreciation(2)	(96,297)	(89,895)
Total amount of property, plant and equipment, net(3)	$83,698	$80,018

(1)	Through the acquisition of Fujian Qiaolong in the second quarter of 2014, the Company acquired $3.7 million of property, plant and equipment, consisting of $3.4 million of land use rights and buildings, $0.2 million of machinery and equipment, and $0.1 million of motor vehicles, which are depreciated over a weighted average life of 43.0 years, 3.5 years, and 3.1 years, respectively.

(2)	Depreciation charges were $4.0 million and $3.7 million for the three months ended June 30, 2014 and 2013, respectively, and $7.63 million and $7.13 million for the six months ended June 30, 2014 and 2013, respectively.

(3)	As of June 30, 2014 and December 31, 2013, the Company had pledged property, plant and equipment with net book value of $51.0 million and $51.4 million, respectively, for its comprehensive credit facilities with banks in China.

12.	Intangible assets

The Company’s intangible assets as of June 30, 2014 and December 31, 2013 are summarized as follows (figures are in thousands of USD):

	June 30, 2014	December 31, 2013
Costs:
Patent technology	$2,911	$2,067
Management software license	699	699
Total intangible assets(1)	3,610	2,766
Less: Amortization(2)	(2,186)	(2,080)
Total intangible assets, net	$1,424	$686

(1)	Through the acquisition of Fujian Qiaolong in the second quarter of 2014, the Company acquired $0.9 million of intangible assets, consisting of $0.9 million of patent technology and $nil of management software licenses, which are amortized over a weighted average life of 4.7 years and 1.1 years, respectively.

(2)	Amortization expenses were $0.08 million and $0.04 million for the three months ended June 30, 2014 and 2013, respectively, and $0.12 million and $0.09 million for the six months ended June 30, 2014 and 2013, respectively.

13.	Deferred income tax assets

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

The components of estimated deferred income tax assets as of June 30, 2014 and December 31, 2013 are as follows (figures are in thousands of USD):

	June 30, 2014	December 31, 2013

Losses carry forward (U.S.) (1)	$6,946	$6,825
Losses carry forward (PRC) (1)	2,150	1,838
Product warranties and other reserves	4,408	4,207
Property, plant and equipment	4,480	4,346
Share-based compensation	297	296
Bonus accrual	418	557
Other accruals	721	850
Others	1,070	1,103
Total deferred tax assets	20,490	20,022
Less: taxable temporary difference related to revenue recognition	(586)	(793)
Total deferred tax assets, net	19,904	19,229
Less: Valuation allowance	(9,212)	(8,918)
Total deferred tax assets, net of valuation allowance (2)	$10,692	$10,311

(1)	The net operating losses carry forward for the U.S. entity for income tax purposes are available to reduce future years' taxable income. These losses will expire, if not utilized, in 20 years. Net operating losses carry forward for non-U.S. entities can be carried forward for 5 years to offset taxable income. However, as of June 30, 2014 and December 31, 2013, the valuation allowance was $9.2 million and $8.9 million, respectively, including $7.2 million and $7.3 million, respectively, allowance for the Company’s deferred tax assets in the United States and $2.0 million and $1.7 million, respectively, allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

(2)	Approximately $4.7 million and $4.5 million of net deferred income tax asset as of June 30, 2014 and December 31, 2013, respectively, are included in non-current deferred tax assets in the accompanying condensed unaudited consolidated balance sheets. The remaining $6.0 million and $5.8 million of net deferred income tax assets as of June 30, 2014 and December 31, 2013, respectively, are included in current deferred tax assets.

14.	Bank and government loans, net

Loans consist of the following at June 30, 2014 and December 31, 2013 (figures are in thousands of USD):

	June 30, 2014	December 31, 2013
Short-term bank loan (1) (2)	$7,964	$7,381
Short-term bank loan (3)	30,000	30,000
Short-term government loan (4)	4,876	-
Subtotal	42,840	37,381
Debt issue cost	-	(57)
Amortization	-	57
Bank and government loans, net	$42,840	$37,381

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year (see Note 11). As of June 30, 2014 and December 31, 2013, the weighted average interest rate was 6.86% and 6.22% per annum, respectively. Interest is paid on the twentieth day of each month and the principal repayment is at maturity.

(2)	On July 18, 2013, Jiulong entered into a one-year loan agreement with China Construction Bank Jingzhou branch in the amount of $1.6 million. The agreement contains certain financial and non-financial covenants, including but not limited to restrictions on the utilization of the funds and the maintenance of an asset-liability ratio not exceeding 60%. As of June 30, 2014, the asset-liability ratio of Jiulong was 53.4% and the Company was in compliance with these covenants at June 30, 2014.

(3)	On May 18, 2012, the Company entered into a credit facility agreement, the “Credit Agreement,” with ICBC Macau to obtain a non-revolving credit facility in the amount of $30.0 million, the “Credit Facility”. The Credit Facility would have expired on November 3, 2012 unless the Company drew down the line of credit in full prior to such expiration date, and the maturity date for the loan drawdown was the earlier of (i) 18 months from the drawdown or (ii) 1 month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”. The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 2.25% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. The interest is calculated daily based on a 360-day year and it is fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As security for the Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount not less than $31.6 million if the Credit Facility is fully drawn.

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB 197.1 million (equivalent to approximately $32.0 million). The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013.

On May 7, 2013, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2014. The interest rate of the Credit Facility under the extended term is revised as the three-month LIBOR plus 2.0% per annum, Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged.

On May 13, 2014, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 12, 2015. The interest rate of the Credit Facility under the extended term is revised as the three-month LIBOR plus 2.55% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged. As of June 30, 2014, the interest rate of the Credit Facility was 2.78% per annum.

(4)	On March 28, 2014, the Company received a Chinese government loan of RMB 30.0 million (equivalent to approximately $4.9 million), with an interest rate of 3% per annum, that will mature on March 15, 2015. Henglong has pledged RMB 31.0 million (equivalent to approximately $5.0 million) of notes receivable as security for such government loan (see Note 6).

15.	Accounts and notes payable

The Company’s accounts and notes payable as of June 30, 2014 and December 31, 2013 are summarized as follows (figures are in thousands of USD):

	June 30, 2014	December 31, 2013
Accounts payable - unrelated parties	$137,471	$120,202
Notes payable - unrelated parties (1)	70,418	78,217
Total accounts and notes payable - unrelated parties	207,889	198,419
Total accounts and notes payable - related parties	4,921	4,634
Total accounts and notes payable	$212,810	$203,053

(1)	Notes payable represent accounts payable in the form of bills of exchange whose acceptances are guaranteed and settlements are handled by banks. The Company has pledged cash deposits, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

16.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of June 30, 2014 and December 31, 2013 are summarized as follows (figures are in thousands of USD):

	June 30, 2014	December 31, 2013
Accrued expenses	$4,492	$4,980
Accrued interest	112	85
Other payables	2,204	1,858
Warranty reserves (1)	23,986	22,104
Dividends payable to common shareholders (2)	5,047	-
Dividends payable to non-controlling interests (3)	8,127	35
Total	$43,968	$29,062

(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the six months ended June 30, 2014 and 2013, and for the year ended December 31, 2013, the warranties activities were as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2014	2013	2013
Balance at beginning of the period	$22,104	$18,081	$18,081
Additions during the period	5,055	5,637	12,707
Settlement within period, by cash or actual material	(2,972)	(4,013)	(9,244)
Foreign currency translation gain (loss)	(201)	313	560
Balance at end of the period	$23,986	$20,018	$22,104

(2)	On May 27, 2014, the Company announced the payment of a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014.

(3)	In accordance with the resolution of the board of directors of Henglong, in June 2014, Henglong declared a dividend amounting to $40.6 million to its shareholders, of which $8.1 million was payable to the holder of the non-controlling interests.

17.	Taxes payable

The Company’s taxes payable as of June 30, 2014 and December 31, 2013 are summarized as follows (figures are in thousands of USD):

	June 30, 2014	December 31, 2013
Value-added tax payable	$4,007	$5,494
Income tax payable	3,904	1,841
Other tax payable	376	457
Total	$8,287	$7,792

18.	Advances payable

As of June 30, 2014 and December 31, 2013, advances payable by the Company were $2.9 million and $2.8 million, respectively.

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

The Company’s positions in respect of the amounts of additional paid-in capital for the six months ended June 30, 2014 and 2013, and the year ended December 31, 2013 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2014	2013	2013
Balance at beginning of the period	$39,565	$39,371	$39,371
Share-based compensation	-	-	194
Return of common shareholders’ investment cost (1)	(5,047)	-	-
Balance at end of the period	$34,518	$39,371	$39,565

(1)	On May 27, 2014, the Company announced a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014. As China Automotive Systems, the parent company, had an accumulated deficit position as of the date of the dividend declaration, the dividends distributed to the Company’s common shareholders described above are treated as a return of common shareholders’ investment cost.

20.	Retained earnings

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

When the statutory surplus reserve reaches 50% of the registered capital of a company, additional reserve is no longer required. However, the reserve cannot be distributed to venture partners. Based on the business licenses of the PRC subsidiaries, the registered capital of Henglong, Jiulong, Shenyang, Jielong, Wuhu, Hubei Henglong and Chongqing are $10.0 million, $4.2 million (equivalent to RMB 35.0 million), $8.1 million (equivalent to RMB 67.5 million), $6.0 million, $3.8 million (equivalent to RMB 30.0 million), $39 million and $9.5 million (equivalent to RMB 60.0 million), respectively, and the registered capital of USAI is $2.6 million.

The Company’s activities in respect of the amounts of the appropriated retained earnings for the six months ended June 30, 2014 and 2013, and the year ended December 31, 2013 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2014	2013	2013
Balance at beginning of the period	$10,048	$9,953	$9,953
Appropriation of retained earnings	130	95	95
Balance at end of the period	$10,178	$10,048	$10,048

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the six months ended June 30, 2014 and 2013, and the year ended December 31, 2013 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2014	2013	2013
Balance at beginning of the period	$146,023	$119,329	$119,329
Net income attributable to parent company	17,781	10,921	26,789
Appropriation of retained earnings	(130)	(95)	(95)
Balance at end of the period	$163,674	$130,155	$146,023

21.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of the accumulated other comprehensive income for the six months ended June 30, 2014 and 2013, and the year ended December 31, 2013 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2014	2013	2013
Balance at beginning of the period	$32,061	$25,898	$25,898
Foreign currency translation adjustment attributable to parent company	(2,017)	3,361	6,163
Balance at end of the period	$30,044	$29,259	$32,061

22.	Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the six months ended June 30, 2014 and 2013, and the year ended December 31, 2013 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2014	2013	2013
Balance at beginning of the period	$45,071	$38,846	$38,846
Fair value of the non-controlling interests arising from the acquisition of Fujian Qiaolong (1)	2,793	-	-
Income attributable to non-controlling interests	4,116	2,811	6,276
Dividends declared to the non-controlling interest holders of joint-venture companies	(10,077)	(405)	(1,299)
Foreign currency translation adjustment attributable to non-controlling interests	(405)	687	1,248
Balance at end of the period	$41,498	$41,939	$45,071

(1)	In the second quarter of 2014, the Company acquired a 51.0% equity interest in Fujian Qiaolong (see Note 3). The fair value of the non-controlling interest of Fujian Qiaolong is $2.8 million.

23.	Gain on other sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights, and scraps. For the six months ended June 30, 2014, gain on other sales amounted to $9.1 million as compared to $1.7 million for the six months ended June 30, 2013, representing an increase of $7.4million. In the second quarter of 2014, the Company sold the remaining land use rights (see Note 9) and recognized a gain of $7.5 million, which represented the difference between the selling price of $8.4 million and the net book value of the land use rights of $0.9 million. There was no such gain in the same period in 2013.

24.	Financial (income) expenses, net

During the three months and six months ended June 30, 2014 and 2013, the Company recorded financial expenses, net which are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,
	2014	2013
Interest expense	$546	$582
Interest income	(496)	(698)
Foreign exchange gain, net	(196)	(21)
Loss (gain) of cash discount, net	(3)	5
Bank fees	177	240
Total financial expense, net	$28	$108

	Six Months Ended June 30,
	2014	2013
Interest expense	$824	$1,005
Interest income	(1,253)	(1,155)
Foreign exchange gain, net	(1)	47
Loss (gain) of cash discount, net	(62)	12
Bank fees	306	400
Total financial (income) expense, net	$(186)	$309

25.	Income tax rate

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

According to PRC tax regulation, the Company should withhold income taxes for the profit distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profit that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company recognized deferred tax liabilities of $0.07 million and $0.07 million, respectively, for profit to be distributed to Genesis of $1.5 million and $1.4 million, respectively. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries permanently. As of June 30, 2014 and December 31, 2013, the Company still has undistributed earnings of approximately $176.5 million and $158.5 million, respectively, from investment in the PRC subsidiaries that are considered permanently reinvested. Had the undistributed earnings been distributed to Genesis and not permanently reinvested, the tax provision as of June 30, 2014 and December 31, 2013 of approximately $8.8 million and $7.9 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

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

During 2008, Henglong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2008, 2009 and 2010. In 2011, the Company passed the re-assessment of the government, based on PRC income tax laws. Accordingly, it continued to be taxed at the 15% tax rate in 2011, 2012 and 2013. The Company estimated the applied tax rate in 2014 to be 15% as it will probably pass the re-assessment in 2014 and continue to qualify as “High & New Technology Enterprise”.

During 2009, Shenyang was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2009, 2010 and 2011. In 2012, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, it will continue to be taxed at the 15% tax rate in 2012, 2013 and 2014.

During 2013, Jielong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% for 2013, 2014 and 2015.

According to the New CIT, Hubei Henglong has been subject to tax at a rate of 12.5% from 2010 to 2012. In November 2011, Hubei Henglong was awarded the title of “High & New Technology Enterprise”, based on the PRC income tax law. Accordingly, it will be subject to enterprise income tax at a rate of 15% for 2013. The Company estimated the applied tax rate in 2014 to be 15% as it will probably pass the re-assessment in 2014 and continue to qualify as “High & New Technology Enterprise”.

According to the New CIT, USAI and Testing Center were exempted from income tax in 2009, and each has been subject to income tax at a rate of 12.5% in 2010 and 2011, and 25% in 2012, 2013 and 2014.

Chongqing Henglong was established in 2012. According to the New CIT, Chongqing Henglong is subject to income tax at a uniform rate of 25%. No provision for Chongqing Henglong is made as it had no assessable income for the three months and six months ended June 30, 2014 and 2013.

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million (equivalent to BRL 0.24 million). The Company had no assessable income in Brazil for the three months and six months ended June 30, 2014 and 2013.

Fujian Qiaolong was acquired in the second quarter of 2014. In November 2011, Fujian Qiaolong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2011, 2012 and 2013. The Company estimates that it will continue to be taxed at the 15% tax rate in 2014, as a result of the Company being able to pass the re-assessment and continue to qualify as “High & New Technology Enterprise”. No provision for Fujian Qiaolong is made as it had no assessable income for the three months and six months ended June 30, 2014.

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the three months and six months ended June 30, 2014 and 2013.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made for HLUSA as HLUSA had no assessable income in the United States for the three months and six months ended June 30, 2013. HLUSA made a provision for assessable income for the three months and six months ended June 30, 2014.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made for the Company as the Company had no assessable income in the United States for the three months and six months ended June 30, 2014 and 2013.

The effective tax rate decreased to 18.8% and 19.0% for the three months and six months ended June 30, 2014 from 20.4% and 19.6% for the same periods in 2013, which was primarily due to a significant increase in assessable income of Henglong which has a low effective tax rate of 15.0%.

26.	Income per share

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

The calculation of basic and diluted income per share attributable to the parent company for the three months ended June 30, 2014 and 2013, were (figures are in thousands of USD , except share and per share amounts ):

	Three Months Ended June 30,
	2014	2013
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$11,006	$4,981
Denominator:
Weighted average shares outstanding	28,043,019	28,043,019
Dilutive effects of stock options	21,357	5,770
Denominator for dilutive income per share – Diluted	28,064,376	28,048,789

Net income per share attributable to parent company’s common shareholders – Basic	$0.39	$0.18
Net income per share attributable to parent company’s common shareholders – Diluted	$0.39	$0.18

As of June 30, 2014 and 2013, the exercise prices for 60,000 shares and 45,000 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the three months ended June 30, 2014 and 2013, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

The calculations of basic and diluted income per share attributable to the parent company for the six months ended June 30, 2014 and 2013, were (figures are in thousands of USD , except share and per share amounts ):

	Six Months Ended June 30,
	2014	2013
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$17,781	$10,921
Denominator:
Weighted average shares outstanding	28,043,019	28,043,019
Dilutive effects of stock options	20,920	6,844
Denominator for dilutive income per share – Diluted	28,063,939	28,049,863

Net income per share attributable to parent company’s common shareholders – Basic	$0.63	$0.39
Net income per share attributable to parent company’s common shareholders – Diluted	$0.63	$0.39

As of June 30, 2014 and 2013, the exercise prices for 60,000 shares and 45,000 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the six months ended June 30, 2014 and 2013, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

The Company grants credit to its customers including Xiamen Joylon, Xiamen Automotive Parts, Shanghai Fenglong and Jiangling Yude, which are related parties of the Company. The Company’s customers are mostly located in the PRC.

During the six months ended June 30, 2014, the Company’s ten largest customers accounted for 68.7% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales, i.e., 11.6%. As of June 30, 2014, approximately 4.9% of accounts receivable were from trade transactions with the aforementioned one customer, and there was one other individual customer with a receivables balance of more than 10% of total accounts receivable, i.e. 12.3%.

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

28.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended June 30,
	2014	2013
Merchandise sold to related parties	$14,928	$9,035
	$14,928	$9,035

	Six Months Ended June 30,
	2014	2013
Merchandise sold to related parties	$26,738	$17,178
	$26,738	$17,178

Related purchases

	Three Months Ended June 30,
	2014	2013
Materials purchased from related parties	$7,461	$6,006
Technology purchased from related parties	72	421
Equipment purchased from related parties	336	1051
Total	$7,869	$7,478

	Six Months Ended June 30,
	2014	2013
Materials purchased from related parties	$14,652	$12,671
Technology purchased from related parties	164	517
Equipment purchased from related parties	1,254	1,383
Total	$16,070	$14,571

Related receivables

	June 30, 2014	December 31, 2013
Accounts receivable	$24,658	$17,194
Other receivables	61	108
Total	$24,719	$17,302

Related advances

	June 30, 2014	December 31, 2013
Advance equipment payment to related parties	$1,522	$2,097
Advance payments and others to related parties	625	866
Total	$2,147	$2,963

Related payables

	June 30, 2014	December 31, 2013
Accounts payable	$4,921	$4,634

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

Related parties pledged certain land use rights and buildings as security for the Company’s credit facilities provided by banks.

 Loans to Related Parties

For the six months ended June 30, 2013, certain of the Company’s subsidiaries provided short-term loans to related parties of the Company in the aggregate principal amount of $ 0.7 million (RMB 4.3 million). The contractual period of each loan was three months or less from the date of the extension of the loan and the Company did not charge interest due to their short-term maturity. The loans to related parties were entered into for the purpose of assisting the borrowing entities in addressing certain cash flow needs. All of these loans qualified for net reporting in accordance with ASC 230 “Statement of Cash Flows”. As of June 30, 2013, all of these loans had been repaid to the Company.

For the three months ended June 30, 2014 and 2013, there were no loan activities with related parties.

	Six Months Ended June 30,
	2014	2013
Loans to related parties	-	$686

As of August 13, 2014, Hanlin Chen, the Company’s Chairman, owns 63.65% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

29.	Commitments and contingencies

Legal proceedings

Securities Action - Southern District of New York. On October 25, 2011, a purported securities class action was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period to between May 12, 2009 and March 17, 2011. The amended complaint alleged that the Company, certain of its present officers and directors, and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and sought unspecified damages. The Company filed a motion to dismiss the amended complaint, which the court denied on August 8, 2012. On September 4, 2012, the Company filed an answer to the amended complaint. On January 15, 2013, plaintiffs filed a motion to certify the purported class, which the court denied on May 31, 2013. On July 17, 2013, plaintiffs filed a petition for permission to appeal the order denying class certification, and, on August 1, 2013, the Company filed an answer in opposition to the petition. On October 23, 2013, the Court of Appeals for the Second Circuit denied plaintiffs’ petition for permission to appeal. On December 6, 2013, plaintiffs filed a motion for preliminary approval of a settlement with the Company’s former independent accounting firm and certification of a proposed settlement class, which the district court denied on January 15, 2014. On March 28, 2014, the Company and plaintiffs entered into a settlement agreement. As part of the settlement, on April 29, 2014, the Company and plaintiffs filed a stipulation dismissing all claims by plaintiffs against the Company and its current and former officers and directors, with no admission of any wrongdoing or liability. On April 29, 2014, the court entered an order granting the dismissal. The settlement had no material effect on the condensed unaudited consolidated financial statements for the three months and six months ended June 30, 2014.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of June 30, 2014 (figures are in thousands of USD):

	Payment obligations by period
	2014 (1)	2015	2016	2017	Thereafter	Total
Interest on short-term bank loan	$643	$331	$-	$-	$-	$974
Obligations for purchasing agreements	4,470	4,197	-	-	-	8,667
Total	$5,113	$4,528	$-	$-	$-	$9,641

(1)	Remaining 6 months in 2014.

30.	Off-balance sheet arrangements

As of June 30, 2014 and December 31, 2013, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of June 30, 2014, the Company had 12 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other seven sectors were engaged in the production and sale of sensor modular (USAI), EPS (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), commercial vehicle repacking and sales (Fujian Qiaolong), and manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie). Since the revenues, net income and net assets of these seven sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the condensed unaudited consolidated financial statements, the Company incorporated these seven sectors into “Other Sectors.”

As of June 30, 2013, the Company had 10 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other five sectors were engaged in the production and sale of sensor modular (USAI), EPS (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong) and trade (Brazil Henglong). Since the revenues, net income and net assets of these five sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the condensed unaudited consolidated financial statements, the Company incorporated these five sectors into “Other Sectors.”

As discussed in Acquisition (see Note 3) above, the Company acquired a 51.0% equity interest in Fujian Qiaolong in the second quarter of 2014. The results of Fujian Qiaolong have been included since the date of acquisition and are reflected in Other Sectors in the Company’s segment reporting.

The Company’s product sector information for the three months and six months ended June 30, 2014 and 2013, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013

Henglong	$71,665	$57,829	$11,799	$5,071
Jiulong	20,155	21,019	399	615
Shenyang	12,043	10,202	506	227
Wuhu	5,857	5,689	(35)	(10)
Hubei Henglong	13,684	12,422	42,106 (1)	719
Other Sectors	11,372	7,723	406	828
Total Segments	134,776	114,884	55,181	7,450
Corporate	-	-	(1,188)	(1,069)
Eliminations	(19,300)	(16,995)	(40,407)	(175)
Total	$115,476	$97,889	$13,586	$6,206

(1)	$40.3 million included in the amount of net income is attributable to the dividend from Henglong, which has been eliminated at the consolidation level.

	Net Product Sales		Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Henglong	$143,085	$121,990	$17,533	$11,384
Jiulong	41,789	40,043	1,582	1,237
Shenyang	23,940	19,069	762	516
Wuhu	12,404	12,165	(79)	(167)
Hubei Henglong	27,283	22,827	43,402 (1)	1,458
Other Sectors	20,323	17,308	995	894
Total Segments	268,824	233,402	64,195	15,322
Corporate	-	-	(2,023)	(2,511)
Eliminations	(39,042)	(38,350)	(40,275)	921
Total	$229,782	$195,052	$21,897	$13,732

(1)	$40.3 million included in the amount of net income is attributable to the dividend from Henglong, which has been eliminated at the consolidation level.

32. Subsequent event

On August 11, 2014, the Company entered into a Stock Exchange Agreement (the “Agreement”) to acquire from Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd. (“Jiulong Machinery Electricity”) its minority interest in Henglong, such minority interest being a 20% equity interest therein; and Jiulong, such minority interest being a 19% equity interest therein.

The consideration for the acquisition is the issuance of 4,078,000 new shares of the Company to Jiulong Machinery Electricity, with 3,260,000 new shares of the Company being exchanged for the 20% equity interest in Henglong and 818,000 new shares of the Company being exchanged for the 19% equity interest in Jiulong. The shares will be issued in a private placement transaction that is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

The Company expects to complete the acquisition pursuant to the provisions of the Agreement in the third quarter of 2014. Upon consummation of the transaction, Henglong and Jiulong will become wholly-owned subsidiaries of the Company.

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

Corporate Structure

The Company, through its subsidiaries, engages in the manufacture and sales of automotive systems and components. Great Genesis Holdings Limited, a company incorporated in Hong Kong on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company and the holding company of the Company’s joint ventures in the PRC. Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development support. CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong,” was established by Hubei Henglong Automotive System Group Co., Ltd. (formerly known as Jingzhou Hengsheng Automotive System Co., Ltd), “ Hubei Henglong,” as a Sino-foreign joint venture company with two Brazilian citizens in Brazil in August 2012. Fujian Qiaolong was acquired by the Company in the second quarter of 2014, as a joint venture company that mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles.

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

In addition, there are other items within the Company’s financial statements that require estimation, but are not as critical as those discussed above. These include the allowance for reserves for excess and obsolete inventory, impairment of goodwill and business combinations. Although not significant in recent years, changes in estimates used in these and other items could have a significant effect on the Company’s condensed unaudited consolidated financial statements.

Recent Accounting Pronouncements

Please see Note 2 to the consolidated financial statements under Item 1 of Part I of this Report.

Results of Operations

In the second quarter of 2014, the Company acquired a 51.0% equity interest in Fujian Qiaolong. Pursuant to ASC Topic 805, the results of Fujian Qiaolong have been included since the date of acquisition and are reflected in the condensed unaudited consolidated statements of operations and comprehensive income for the three months ended June 30, 2014, and under ”Other Sectors”in the Company’s segment reporting. Please refer to Note 3 to the condensed unaudited consolidated financial statements in this Report.

Results of Operations—Three Months Ended June 30, 2014 and 2013

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2014	2013	Change		2014	2013	Change
Henglong	$71,665	$57,829	13,836	23.9%	$59,982	$47,389	$12,593	26.6%
Jiulong	20,155	21,019	(864)	-4.1	17,166	18,378	(1,212)	-6.6
Shenyang	12,043	10,202	1,841	18.0	10,600	9,332	1,268	13.6
Wuhu	5,857	5,689	168	3.0	5,284	5,109	175	3.4
Hubei Henglong	13,684	12,422	1,262	10.2	10,609	10,142	467	4.6
Other Sectors	11,372	7,723	3,649	47.2	9,452	5,969	3,483	58.4
Total Segments	134,776	114,884	19,892	17.3	113,093	96,319	16,774	17.4
Elimination	(19,300)	(16,995)	(2,305)	13.6	(19,200)	(16,819)	(2,381)	14.2
Total	$115,476	$97,889	$17,587	18.0%	$93,893	$79,500	$14,393	18.1%

Net Product Sales

Net product sales were $115.5 million for the three months ended June 30, 2014, compared to $97.9 million for the same period in 2013, representing an increase of $17.6 million, or 18.0%. The increase was mainly due to the continuing growth of automotive market demand in China and North America.

For the three months ended June 30, 2014, there was an increase in sales of passenger vehicle power steerings compared with the same period last year, mainly due to the introduction of certain new products to the market and improvement in the quality of some of the old products, which resulted in the expansion of the Company’s market share in China, especially among the joint-venture brands’ auto customers.

In the first six months of 2014, the Chinese government increased investment in infrastructure industries, such as railways and highways, which led to an increase in the sales of commercial vehicles in the China market.

In order to maintain the share of sales in the commercial vehicle market, most automobile component manufacturers have reduced the price of their products, which led to continuing price decreases of steering gears for commercial vehicles, the Company’s main products. As result of a significant decrease in the price of steering gears for commercial vehicles, the Company’s main products, during the three months ended June 30, 2014, the increase in sales of steering gears for commercial vehicles was partly offset by the price decrease.

In summary, the Company had an increase in sales volume leading to a sales increase of $15.5 million, an increase in selling price leading to a sales increase of $1.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.5 million.

Further analysis by segment (before elimination) is as follows:

•	Net product sales for Henglong were $71.7 million for the three months ended June 30, 2014, compared to $57.8 million for the same period in 2013, representing an increase of $13.8 million, or 23.9%, which was mainly due to an increase in sales volume for passenger vehicles in the China market and the higher selling price of middle-level electric power steering compared with the low-level electric power steering the same period of last year. An increase in sales volume led to a sales increase of $10.1 million, an increase in selling price led to a sales increase of $3.5 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.2 million.

•	Net product sales for Jiulong were $20.1 million for the three months ended June 30, 2014, compared to $21.0 million for the same period in 2013, representing a decrease of $0.9 million, or 4.1%, which was mainly due to the Company achieving higher sales volume in the commercial vehicles steering gears market, offset partially by a decrease in average selling price. An increase in sales volume led to a sales increase of $0.7 million, a decrease in average selling price caused by product mix change led to a sales decrease of $1.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.1 million.

•	Net product sales for Shenyang were $12.0 million for the three months ended June 30, 2014, compared to $10.2 million for the same period in 2013, representing an increase of $1.8 million, or 18.0%, which was mainly due to an increase in sales volume for passenger vehicles in the China market. An increase in sales volumes led to a sales increase of $2.4 million, and a decrease in selling price led to a sales decrease of $0.6 million.

•	Net product sales for Wuhu were $5.9 million for the three months ended June 30, 2014, compared to $5.7 million for the same period in 2013, representing an increase of $0.2 million, or 3.0%.

•	Net product sales for Hubei Henglong were $13.7 million for the three months ended June 30, 2014, compared to $12.4 million for the same period in 2013, representing an increase of $1.3 million, or 10.2%. Hubei Henglong’s products were all sold to the United States. The net product sales increase was mainly due to the growth of automotive market demand in North America. An increase in sales volumes led to a sales increase of $0.8 million, an increase in selling price led to a sales increase of $0.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.1 million.

•	Net product sales for Other Sectors were $11.4 million for the three months ended June 30, 2014, compared to $7.7 million for the same period in 2013, representing an increase of $3.6 million, or 47.2%, primarily due to the Company’s improved quality of machine columns, which led to an increase in sales of Other Sectors of $2.3 million, and the sales of Fujian Qiaolong (acquired in the second quarter of 2014) having been consolidated in Other Sectors, which led to an increase in sales of Other Sectors of $1.3 million.

Cost of Products Sold

For the three months ended June 30, 2014, the cost of products sold was $93.9 million, compared to $79.5 million for the same period of 2013, representing an increase of $14.4 million, or 18.1%. The increase in the cost of products sold was mainly due to the net effect of a net increase in sales volumes which led to a cost of products sold increase of $12.7 million, an increase in unit cost which led to a cost of products sold increase of $1.3 million, and the appreciation of the RMB against the U.S. dollar which led to a cost of products sold increase of $0.4 million. The increase in the unit cost of sales was primarily due to an increase in certain costs as a result of enhancing the quality of products and the unit cost of middle-level EPS being higher than low-level EPS in the same period last year. Further analysis is as follows:

•	Cost of products sold for Henglong was $60.0 million for the three months ended June 30, 2014, compared to $47.4 million for the same period of 2013, representing an increase of $12.6 million, or 26.6%. This increase was mainly due to an increase in sales volumes and the higher unit cost of middle-level EPS this year compared with low-level EPS in the same period last year. An increase in sales volumes led to a cost of products sold increase of $8.1 million, an increase in unit cost led to a cost of products sold increase of $4.3 million, and the appreciation of the RMB against the U.S. dollar led to a cost of products sold increase of $0.2 million.

Cost of products sold for Jiulong was $17.2 million for the three months ended June 30, 2014, compared to $18.4 million for the same period of 2013, representing a decrease of $1.2 million, or 6.6%. The decrease in cost of products sold was mainly due to an increase in sales volumes which led to a cost of products sold increase of $0.3 million, which was offset by a decrease in unit cost which led to a cost of products sold decrease of $1.7 million.

•	Cost of products sold for Shenyang was $10.6 million for the three months ended June 30, 2014, compared to $9.3 million for the same period of 2013, representing an increase of $1.3 million, or 13.6%. The increase in cost of products sold was mainly due to an increase in sales volumes which led to a cost of products sold increase of $2.4 million, offset by a decrease in unit cost which led to a cost of products sold decrease of $1.1 million.

•	Cost of products sold for Wuhu was $5.3 million for the three months ended June 30, 2014, compared to $5.1 million for the same period of 2013, representing an increase of $0.2 million, or 3.4%. The increase in cost of products sold was mainly due to an increase in sales volumes.

•	Cost of products sold for Hubei Henglong was $10.6 million for the three months ended June 30, 2014, compared to $10.1 million for the same period of 2013, representing an increase of $0.5 million, or 4.6%. The increase in cost of products sold was mainly due to an increase in sales volumes.

•	Cost of products sold for Other Sectors was $9.5 million for the three months ended June 30, 2014, compared to $6.0 million for the same period of 2013, representing an increase of $3.5 million, or 58.4%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $2.6 million, and an increase in unit cost, which led to a cost of products sold increase of $0.9 million.

Gross margin was 18.7% for the three months ended June 30, 2014, consistent with gross margin of 18.8% in the same period of 2013.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights and scraps. For the three months ended June 30, 2014, gain on other sales amounted to $8.2 million, while it amounted to $1.1 million for the same period of 2013, representing an increase of $7.1 million. The increase was mainly due to an increase in sales of land use rights. During the three months ended June 30, 2014, the Company sold the remaining land use rights (see Note 9) and recognized a gain of $7.5 million, which represented the difference between the selling price of $8.4 million and the net book value of the land use rights of $0.9 million. There was no such gain in the same period of 2013.

Selling Expenses

Selling expenses were $4.3 million for the three months ended June 30, 2014, compared to $3.8 million for the same period of 2013, representing an increase of $0.5 million, or 13.2%, mainly due to an increase in sales volumes which led to an increase in warehouse rental fees of $0.1 million, an increase in transport charge of $0.2 million, and an increase in travel expenses of $0.2 million.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the three months ended June 30, 2014, compared to $3.2 million for the same period of 2013, representing an increase of $0.6 million, or 18.8%, which was mainly due to an increase in salaries and wages cost of $0.8 million, an increase in consulting fees of $0.2 million, and a decrease in legal fees of $0.6 million.

Research and Development Expenses

Research and development expenses were $5.2 million for the three months ended June 30, 2014, compared to $4.6 million for the three months ended June 30, 2013, representing an increase of $0.6 million, or 13.0%. The Company’s research and development expenses were mainly used for the development and trial production of EPS and other new products. Research and development expenditures have continued to be significant in the past three years. In summary, expenses for mold improvement increased by $0.4 million, external technical support fees increased by $0.1 million, and the salaries and wages expenses of research and development related staff increased by $0.1 million.

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

Income from Operations

Income from operations was $16.5 million for the three months ended June 30, 2014, compared to $7.8 million for the three months ended June 30, 2013, representing an increase of $8.7 million, or 111.5%, including an increase of $3.2 million in gross profit and an increase of $7.2 million in gain on other sales, which was offset by an increase of $1.7 million in operating expenses.

Other Income, Net

Other income, net was $0.1 million for the three months ended June 30, 2014, compared to $nil for the three months ended June 30, 2013, an increase of $0.1 million, primarily resulting from increased government subsidies.

Financial Expenses, Net

Financial expenses, net, was $nil for the three months ended June 30, 2014, compared to financial expenses, net of $0.1 million for the three months ended June 30, 2013, representing a decrease of $0.1 million, which was mainly due to the appreciation of the RMB which led to an increase in gain on foreign currency exchange and a decrease in time deposits during the three months ended June 30, 2014, which generated less interest income for the Company.

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $16.6 million for the three months ended June 30, 2014, compared to $7.7 million for the three months ended June 30, 2013, representing an increase of $8.9 million, which was mainly due to an increase in operating income of $8.7 million, an increase in other income of $0.1 million, and a decrease in financial expenses of $0.1 million.

Income Taxes

Income tax expense was $3.1 million for the three months ended June 30, 2014, compared to $1.6 million of income tax expense for the three months ended June 30, 2013, representing an increase of $1.5 million, which was mainly due to an increase in income before income tax and a decrease in the effective tax rate. The income before income tax increased to $16.6 million for the three months ended June 30, 2014 from $7.7 million for the same period in 2013 and the effective tax rate decreased to 18.8% from 20.4% as a result of the significant increase in income before income tax of Henglong, which has a low effective tax rate of 15.0% (see Note 25).

Net Income

Net income was $13.6 million for the three months ended June 30, 2014, compared to net income of $6.2 million for the three months ended June 30, 2013, representing an increase of $7.4 million, which was mainly due to an increase in income before income tax expenses and equity in earnings of affiliated companies of $8.9 million, offset by an increase in income tax expenses of $1.5 million.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $2.6 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively.

The Company owns equity interests in eleven non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted for under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of June 30, 2014 and 2013. For the three months ended June 30, 2014 and 2013, the Company recorded $2.6 million and $1.2 million, respectively, for the non-controlling interests’ share in the earnings of the consolidated non-wholly owned subsidiaries.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $11.0 million for the three months ended June 30, 2014, compared to net income attributable to parent company’s common shareholders of $5.0 million for the three months ended June 30, 2013, representing an increase of $6.0 million, reflecting an increase in net income.

Results of Operations—Six Months Ended June 30, 2014 and 2013

In the second quarter of 2014, the Company acquired a 51.0% equity interest in Fujian Qiaolong. Pursuant to ASC Topic 805, the results of Fujian Qiaolong have been included since the date of acquisition and are reflected in the condensed unaudited consolidated statements of operations and comprehensive income for the six months ended June 30, 2014, and under “Other Sectors” in the Company’s segment reporting. Please refer to Note 3 to the condensed unaudited consolidated financial statements in this Report.

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2014	2013	Change		2014	2013	Change
Henglong	$143,085	$121,990	21,095	17.3%	$119,004	$100,037	$18,967	19.0%
Jiulong	41,789	40,043	1,746	4.4	35,439	34,759	680	2.0
Shenyang	23,940	19,069	4,871	25.5	21,484	17,099	4,385	25.6
Wuhu	12,404	12,165	239	2.0	11,330	11,282	48	0.4
Hubei Henglong	27,283	22,827	4,456	19.5	21,662	18,747	2,915	15.5
Other Sectors	20,323	17,308	3,015	17.4	17,016	14,649	2,367	16.2
Total Segments	268,824	233,402	35,422	15.2	225,935	196,573	29,362	14.9
Elimination	(39,042)	(38,350)	-692	1.8	(39,074)	(39,271)	197	-0.5
Total	$229,782	$195,052	$34,730	17.8%	$186,861	$157,302	$29,559	18.8%

Net Product Sales

Net product sales were $229.8 million for the six months ended June 30, 2014, compared to $195.1 million for the same period in 2013, representing an increase of $34.7 million, or 17.8%. The increase was mainly due to the continuing growth of automotive market demand in China and North America.

For the six months ended June 30, 2014, there was an increase in sales of passenger vehicle power steerings compared with the same period last year, mainly due to the introduction of certain new products to the market and improvement in the quality of some of the old products, which resulted in the expansion of the Company’s market share in China, especially among the joint-venture brands’ auto customers.

In the first six months of 2014, the Chinese government increased investment in infrastructure industries, such as railways and highways, which led to an increase in the sales of commercial vehicles in the China market. The Company’s sales of steering gears for commercial vehicles, one of the main products of the Company, also increased.

In order to maintain the share of sales in the commercial vehicle market, most automobile component manufacturers have reduced the price of their products, which led to continuing price decreases of steering gears for commercial vehicles, the Company’s main products.

In summary, the Company had an increase in sales volume leading to a sales increase of $35.5 million, a decrease in selling price leading to a sales decrease of $3.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $2.7 million.

Further analysis by segment (before elimination) is as follows:

•	Net product sales for Henglong were $143.1 million for the six months ended June 30, 2014, compared to $122.0 million for the same period in 2013, representing an increase of $21.1 million, or 17.3%, which was mainly due to an increase in sales volume for passenger vehicles in the China market and the higher selling price of middle-level electric power steering compared with the low-level electric power steering the same period of last year. An increase in sales volume led to a sales increase of $15.2 million, an increase in selling price led to a sales increase of $4.4 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $1.5 million.

•	Net product sales for Jiulong were $41.8 million for the six months ended June 30, 2014, compared to $40.0 million for the same period in 2013, representing an increase of $1.8 million, or 4.4%, which was mainly due to the Company achieving higher sales volume in the commercial vehicles steering gears market. An increase in sales volume led to a sales increase of $8.5 million, a decrease in average selling price caused by product mix change led to a sales decrease of $7.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.5 million.

•	Net product sales for Shenyang were $23.9 million for the six months ended June 30, 2014, compared to $19.1 million for the same period in 2013, representing an increase of $4.9 million, or 25.5%, which was mainly due to an increase in sales volume for passenger vehicles in the China market. An increase in sales volumes led to a sales increase of $6.2 million, a decrease in selling price led to a sales decrease of $1.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.2 million.

•	Net product sales for Wuhu were $12.4 million for the six months ended June 30, 2014, compared to $12.2 million for the same period in 2013, representing an increase of $0.2 million, or 2.0%.

•	Net product sales for Hubei Henglong were $27.3 million for the six months ended June 30, 2014, compared to $22.8 million for the same period in 2013, representing an increase of $4.5 million, or 19.5%. Hubei Henglong’s products were all sold to the United States. The net product sales increase was mainly due to the growth of automotive market demand in North America. An increase in sales volumes led to a sales increase of $3.6 million, an increase in selling price led to a sales increase of $0.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.3 million.

•	Net product sales for Other Sectors were $20.3 million for the six months ended June 30, 2014, compared to $17.3 million for the same period in 2013, representing an increase of $3.0 million, or 17.4%, primarily due to the Company’s new products and improved quality of machine columns, which led to an increase in sales of Other Sectors of $0.8 million, an increase in sales of commercial vehicles in the China market which led to an increase in sales of Chongqing of $0.9 million, and sales of Fujian Qiaolong (acquired in the second quarter of 2014) having been consolidated in Other Sectors, which led to an increase in sales of Other Sectors of $1.3 million.

Cost of Products Sold

For the six months ended June 30, 2014, the cost of products sold was $186.9 million, compared to $157.3 million for the same period of 2013, representing an increase of $29.6 million, or 18.8%. The increase in the cost of products sold was mainly due to the net effect of a net increase in sales volumes which led to a cost of products sold increase of $30.5 million, a decrease in unit cost which led to a cost of products sold decrease of $3.2 million, and the appreciation of the RMB against the U.S. dollar which led to a cost of products sold increase of $2.3 million. The decrease in the unit cost of sales was primarily due to a decrease in the cost of raw materials, including steel, enhanced production efficiency and strengthened cost control, which was partially offset by the higher unit cost of middle-level EPS compared with low-level EPS in the same period last year. Further analysis is as follows:

•	Cost of products sold for Henglong was $119.0 million for the six months ended June 30, 2014, compared to $100.0 million for the same period of 2013, representing an increase of $19.0 million, or 19.0%. This increase was mainly due to an increase in sales volumes and the higher unit cost of middle-level EPS this year compared with low-level EPS in the same period last year. An increase in sales volumes led to a cost of products sold increase of $12.0 million, an increase in unit cost led to a cost of products sold increase of $5.8 million, and the appreciation of the RMB against the U.S. dollar led to a cost of products sold increase of $1.2 million.

Cost of products sold for Jiulong was $35.4 million for the six months ended June 30, 2014, compared to $34.7 million for the same period of 2013, representing an increase of $0.7 million, or 2.0%. The increase in cost of products sold was mainly due to an increase in sales volumes which led to a cost of products sold increase of $7.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of products sold increase of $0.4 million, which was offset by a decrease in unit cost which led to a cost of products sold decrease of $7.0 million.

•	Cost of products sold for Shenyang was $21.5 million for the six months ended June 30, 2014, compared to $17.1 million for the same period of 2013, representing an increase of $4.4 million, or 25.6%. The increase in cost of products sold was mainly due to an increase in sales volumes which led to a cost of products sold increase of $5.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of products sold increase of $0.2 million, offset by a decrease in unit cost which led to a cost of products sold decrease of $1.5 million.

•	Cost of products sold for Wuhu was $11.3 million for the six months ended June 30, 2014, consistent with $11.3 million for the same period of 2013, mainly including an increase in sales volumes which led to a cost of products sold increase of $0.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of products sold increase of $0.1 million, offset by a decrease in unit cost which led to a cost of products sold decrease of $0.8 million .

•	Cost of products sold for Hubei Henglong was $21.7 million for the six months ended June 30, 2014, compared to $18.8 million for the same period of 2013, representing an increase of $2.9 million, or 15.5%. The increase in cost of products sold was mainly due to an increase in sales volumes.

•	Cost of products sold for Other Sectors was $17.0 million for the six months ended June 30, 2014, compared to $14.6 million for the same period of 2013, representing an increase of $2.4 million, or 16.2%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $1.7 million, the effect of foreign currency translation of the RMB against the U.S. dollar, which resulted in a cost of products sold increase of $0.2 million, and an increase in unit cost, which led to a cost of products sold increase of $0.5 million.

Gross margin was 18.7% for the six months ended June 30, 2014, representing a 0.7% decrease from 19.4% for the same period of 2013, which was primarily due to a decrease in selling price of steering gear for commercial vehicles.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights and scraps. For the six months ended June 30, 2014, gain on other sales amounted to $9.1 million, while it amounted to $1.7 million for the same period of 2013, representing an increase of $7.4 million. The increase was mainly due to an increase in sales of land use rights. During the six months ended June 30, 2014, the Company sold the remaining land use rights (see Note 9) and recognized a gain of $7.5 million, which represented the difference between the selling price of $8.4 million and the net book value of the land use rights of $0.9 million.

Selling Expenses

Selling expenses were $7.4 million for the six months ended June 30, 2014, compared to $7.0 million for the same period of 2013, representing an increase of $0.4 million, or 5.7%, mainly due to an increase in sales volumes which led to an increase in warehouse rental fees of $0.2 million, an increase in transport charge of $0.2 million, and an increase in advertising expenses of $0.2 million,offset by a decrease in other expenses, such as salaries and wages expenses of $0.2 million.

General and Administrative Expenses

General and administrative expenses were $7.3 million for the six months ended June 30, 2014, consistent with $7.3 million for the same period of 2013, mainly reflecting an increase in salaries and wages expenses of $0.7 million, the acquisition of Fujian Qiaolong in the current period having been consolidated in the financial statements and the inclusion of the G&A expenses of Fujian Qiaolong from the acquisition date of $0.2 million, an increase in other expenses of $0.5 million and a decrease in legal fees of $1.4 million.

Research and Development Expenses

Research and development expenses were $11.1 million for the six months ended June 30, 2014, compared to $8.0 million for the six months ended June 30, 2013, representing an increase of $3.1 million, or 38.8%. The Company’s research and development expenses were mainly used for the development and trial production of EPS and other new products. Research and development expenditures have continued to be significant in the past three years. In summary, expenses for mold improvement increased by $1.5 million, external technical support fees increased by $0.1 million, and the salaries and wages expenses of research and development related staff increased by $1.5 million.

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

Income from Operations

Income from operations was $26.3 million for the six months ended June 30, 2014, compared to $17.2 million for the six months ended June 30, 2013, representing an increase of $9.1 million, or 52.9%, including an increase of $5.2 million in gross profit and an increase of $7.4 million in gain on other sales, which was offset by an increase of $3.4 million in operating expenses.

Other Income, Net

Other income, net was $0.4 million for the six months ended June 30, 2014, compared to $0.1 million for the six months ended June 30, 2013, an increase of $0.3 million, primarily resulting from increased government subsidies.

Financial Income (Expenses), Net

Financial income, net, was $0.2 million for the six months ended June 30, 2014, compared to financial expenses, net of $0.3 million for the six months ended June 30, 2013, representing a decrease of $0.5 million, which was mainly due to a decrease in bank loans which led a decrease in interest charges and an increase in time deposits during the six months ended June 30, 2014, which generated more interest income for the Company.

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $26.9 million for the six months ended June 30, 2014, compared to $16.9 million for the six months ended June 30, 2013, representing an increase of $10.0 million, which was mainly due to an increase in operating income of $9.1million, an increase in other income of $0.3 million, and a decrease in financial expenses of $0.5 million.

Income Taxes

Income tax expense was $5.1 million for the six months ended June 30, 2014, compared to $3.3 million of income tax expense for the six months ended June 30, 2013, representing an increase of $1.8 million, which was mainly due to an increase in income before income tax and a decrease in the effective tax rate. The income before income tax increased to $26.9 million for the six months ended June 30, 2014 from $16.9 million for the same period in 2013 and the effective tax rate decreased to 19.0% from 19.6% as a result of the increase in income before income tax of Henglong, which has a low effective tax rate of 15.0% (See Note 25).

Net Income

Net income was $21.9 million for the six months ended June 30, 2014, compared to net income of $13.7 million for the six months ended June 30, 2013, representing an increase of $8.2 million, which was mainly due to an increase in income before income tax expenses and equity in earnings of affiliated companies of $10.0 million, offset by an increase in income tax expenses of $1.8 million.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $4.1 million and $2.8 million for the six months ended June 30, 2014 and 2013, respectively.

The Company owns equity interests in eleven non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted for under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of June 30, 2014 and 2013. For the six months ended June 30, 2014 and 2013, the Company recorded $4.1 million and $2.8 million, respectively, for the non-controlling interests’ share in the earnings of the consolidated non-wholly owned subsidiaries.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $17.8 million for the six months ended June 30, 2014, compared to net income attributable to parent company’s common shareholders of $10.9 million for the six months ended June 30, 2013, representing an increase of $6.9 million, reflecting an increase in net income.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of June 30, 2014, the Company had cash and cash equivalents and short-term investments of $94.2 million, compared to $89.5 million as of December 31, 2013, representing an increase of $1.8 million, or 3.3%.

The Company had working capital of $181.9 million as of June 30, 2014, compared to $179.3 million as of December 31, 2013, representing an increase of $2.6 million, or 1.5%.

The Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The Company believes that, in view of its current cash position as of June 30, 2014, the cash expected to be generated from the operations and funds available from bank borrowings as detailed in subsequent paragraphs will be sufficient to meet its working capital and capital expenditure requirements (including the repayment of bank loans) for at least twelve months commencing from June 30, 2014.

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

The Company had short-term bank and government loans of $42.8 million, including bank loans of $38.0 million and a government loan of $4.8 million (see Note 14); and bankers’ acceptances of $70.4 million (see Note 15) as of June 30, 2014.

The Company currently expects to be able to obtain similar bank loans (i.e., RMB loans) and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements (see the table under “Bank Arrangements” below for more information). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be lowered by approximately $8.8 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $8.8 million as of the maturity date of such line of credit agreements (see the table under “Bank Arrangements” below for more information). The Company can still obtain a reduced line of credit with a reduction of $8.8 million, which is 60.57% (the mortgage rate) of $14.6 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

 Bank Arrangements

As of June 30, 2014, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available (4)	Amount Used		Assessed Mortgage Value (6)
1. Comprehensive credit facilities	Bank of China	Mar 2015	$22,916	$6,465		$15,438
		Nov 2014	2,275	2,275

2. Comprehensive credit facilities(5)	Jingzhou Commercial Bank	July 2014	32,506	8,558		62,514

3. Comprehensive credit facilities	China Construction Bank	Nov 2014	11,377	3,246		30,758

4. Comprehensive credit facilities (1)	Shanghai Pudong Development Bank	Mar 2015	25,354	3,279		13,177

5. Comprehensive credit facilities (1)	China CITIC Bank	Nov 2014	16,253	20,381		15,123
		July 2016	4,876	2,438

6. Comprehensive credit facilities	China Everbright Bank	Aug 2014	4,876	4,835		8,322

7. Comprehensive credit facilities(1)	China Huaxia Bank	Sep 2014	26,004	15,114		-

8. Comprehensive credit facilities	ICBC Macau	May 2015	30,000	30,000		32,034

Total			$176,437	$96,591	(2)	$177,366	(3)

(1)	Each of Henglong’s comprehensive credit facility with China CITIC Bank, Henglong and Jielong's comprehensive credit facility with Shanghai Pudong Development Bank, and Henglong's comprehensive credit facility with China Hua Xia Bank, is required to be guaranteed by Jiulong, another subsidiary of the Company, in addition to the above pledged assets.

(2)	The amount used includes bank loans of $36.3 million and notes payable of $60.3 million as of June 30, 2014. The remainder of $6.5 million of bank and government loan and $10.2 million of notes payable was 100% secured by bank notes and time deposit without utilization of credit lines.

(3)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of June 30, 2014, the pledged assets included $43.9 million of accounts and notes receivable and other pledged assets with an assessed value of $133.5 million.

(4)	The amount available is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	As at the date of this report, the comprehensive credit facility with Jingzhou Commercial Bank has expired. The Company is negotiating the renewal of the credit facilities with the bank and expects to obtain the renewal in late August 2014. As the Company has obtained sufficient comprehensive lines of credit from other banks, the Company does not anticipate any significant adverse impact on its financial position if the Company fails to renew this credit facility.

(6)	The pledged cash deposits, which are disclosed in Note 4 to the consolidated financial statements in this Report, were not included in the assessed mortgage value.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company renewed its existing short-term bank loans and borrowed new bank loans during 2014 at annual interest rates of 2.78% to 8.40%, and loan terms of five to twelve months. Pursuant to the comprehensive credit line arrangement the Company pledged and guaranteed:

(1) Accounts receivable, land use rights and buildings with an assessed value of approximately $15.4 million as security for its comprehensive credit facility with the Bank of China;

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

(7) Henglong’s comprehensive credit facility with China Hua Xia Bank is guaranteed by Jiulong, another subsidiary of the Company; and

(8) On May 18, 2012, the Company entered into a Credit Agreement with ICBC Macau to obtain the Credit Facility.

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

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB197.1 million (equivalent to approximately $32.0 million). The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013.

On May 7, 2013, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2014. The interest rate of the Credit Facility under the extended term is calculated based on the three-month LIBOR plus 2.0% per annum, Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged.

On May 13, 2014, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 12, 2015. The interest rate of the Credit Facility under the extended term is revised as the three-month LIBOR plus 2.55% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged. As of June 30, 2014, the interest rate of the Credit Facility was 2.78 % per annum.

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

		Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term loan including interest payable	$43,814	$43,814	$-	$-	$-
Notes payable (1)	70,418	70,418	-	-	-
Other contractual purchase commitments, including service agreements	8,667	4,470	4,197	-	-
Total	$122,899	$118,702	$4,197	$-	$-

(1)	Notes payable do not bear interest.

Short-term Loans

The following table summarizes the contract information of short-term borrowings among the banks and the government of the PRC and the Company as of June 30, 2014 (figures are in thousands of USD):

Bank / PRC Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
ICBC Macau	Working Capital	13 May 2014 (1)	12	2.78%	Pay quarterly	12 May 2015	30,000
Industrial and Commercial Bank of China	Working Capital	26 May 2014	6	6.16%	Pay quarterly	25Oct 2014	731
	Working Capital	24 Jul(2) 2013	12	7.50%	Pay quarterly	24 Jul 2014	1,788
Bank of China	Working Capital	31 Mar 2014	12	8.40%	Pay quarterly	31 Mar 2015	325
	Working Capital	28 Mar 2014	12	8.10%	Pay quarterly	28 Mar 2015	162
Chongqiong Commercial Bank	Working Capital	6 Jun 2014	12	6.00%	Pay quarterly	6 Jun 2015	894
China CITIC Bank	Working Capital	7 Aug 2013(2)	12	7.20%	Pay monthly	7 Aug 2014	2,438
China Construction Bank	Working Capital	18 Jul(2) 2013	12	6.00%	Pay monthly	17 Jul 2014	1,626
Financial Bureau of Jingzhou Development Zone	Working Capital	28 Mar 2014	12	3.00%	Pay upon maturity	15 Mar 2015	4,876
Total							$42,840

(1)	The original borrowing date and maturity date of this loan was May 22, 2012 and May 22, 2013, respectively. The original maturity date was extended to May 12, 2015.

(2)	The borrowings were repaid in full in July and August 2014, respectively.

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

Management believes that the Company had complied with such financial covenants as of June 30, 2014, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of June 30, 2014 (figures are in thousands of USD):

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital (1)	3-6	Jul -14	$13,168
Working Capital	3-6	Aug -14	10,211
Working Capital	3-6	Sep -14	12,731
Working Capital	3-6	Oct. -14	11,919
Working Capital	3-6	Nov -14	12,201
Working Capital	3-6	Dec -14	10,188
Total (Note 14)			$70,418

(1)	The notes payable were repaid in full in July 2014.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of June 30, 2014, and believes it will continue to comply with them.

Cash Flows

(a)	Operating activities

Net cash provided by operations during the six months ended June 30, 2014 was $7.7 million, compared to net cash provided by operations of $0.2 million for the same period of 2013, representing an increase of $7.5 million.

During the six months ended June 30, 2014, the increase in net cash provided by operations was mainly due to the net effect of:

(1) The increase in net income (excluding non-cash items) by $2.9 million;

(2) The change in balance of pledge deposits which led to an increase in net cash provided by operations of $2.4 million;

(3) The change in balance of accounts and notes receivable which led to a decrease in net cash provided by operations of $7.6 million, which was mainly due to the sales of the Company’s goods always on credit terms which range from 4 to 6 months, and the fact that, during the six months ended June 30, 2014, there was a significant rise in sales revenue of the Company’s products compared with the same period last year, due to the Company’s collection strength, which led to an increase in the ending balance of accounts receivable compared with the same period last year;

(4) The change in balance of inventories which led to a decrease in net cash provided by operations of $3.2 million, which was mainly due to the increase in inventory as a result of an increase in sales;

(5) The change in balance of accounts and notes payable which led to a decrease in net cash provided by operations of $1.7 million, which was mainly due to a decrease in notes payable;

(6) The change in accrued expenses and other payable which led to a decrease in net cash provided by operations of $2.5 million, which was mainly due to the Company paying certain legal expenses, audit fees and consulting fees that accrued in the prior quarter; and

(7) The change of balance of tax payable, which led to an increase in net cash provided by operations of $1.1 million.

(b)	Investing activities

The Company used net cash of $7.0 million in investment activities during the six months ended June 30, 2014, compared to $19.7 million during the same period of 2013, representing a decrease of $12.7 million, which was mainly due to an increase in purchase of equipment of $2.6 million, the acquisition of Fujian Qiaolong cost of $3.0 million in cash, an increase in sale of property, plant and equipment of $5.2 million, and a decrease in bank deposits with original maturities of over three months of $12.6 million (see Note 5).

(c)	Financing activities

During the six months ended June 30, 2014, the Company obtained net cash of $1.6 million from financing activities, compared to net cash of $5.6 million provided by financing activities for the same period of 2013, representing a decrease of $4.0 million, which was mainly due to the net effect of (1) the proceeds from government and bank loans having decreased by $2.5 million and (2) the payment of dividends to non-controlling interest having increased by $1.6 million.

Off-Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2014. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2014.

Background of Review

In the first quarter of 2014, the Company identified certain loan transactions, the "Transactions", between certain of the Company’s subsidiaries, on the one hand, and various other companies, on the other hand, that occurred during 2013. The Company has determined that the Transactions constituted "related party transactions" and that the Company’s procedures were not followed so as to properly identify the Transactions as related party transactions, submit them in advance to the Audit Committee of the Company’s Board of Directors, the "Audit Committee", for its examination and approval and make timely disclosure of the Transactions in the Company’s quarterly financial statements. Upon learning of the Transactions, the Audit Committee engaged independent legal and accounting consultants and undertook a thorough review of these matters, the "Review", to determine the nature and financial impact of the Transactions, as well as any deficiencies in the internal controls of the Company with respect to the Transactions, and analyze certain additional related party transactions that were identified in the context of the Review. The Company’s management cooperated fully with the Audit Committee and its advisers with respect to the Review. The Audit Committee concluded that the failure to identify the Transactions as related party transactions, submit them in advance to the Audit Committee for its examination and approval and timely disclose the Transactions evidenced a failure of the Company’s controls that management should be directed to address. The Company’s Board of Directors agreed with the Audit Committee’s conclusions.

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

Pursuant to the Review and the resulting conclusions by management, the Company is taking the following steps to remediate the identified material weakness: (1) the Company’s policies and procedures with respect to related party transactions are being amended to clarify their scope, as well as certain definitions and internal reporting and approval requirements; (2) a training program is being designed and implemented, which will be mandatory for relevant Company personnel and which will focus on the scope and application of the Company’s controls concerning related party transactions, including reporting and approval requirements; (3) policies and procedures will be amended to clarify that any identified errors relating to the reporting and submission for approval of related party transactions should be immediately brought to the attention of the Audit Committee by the Finance Department or the Internal Audit Department; and (4) as directed by the Audit Committee, the Company’s Internal Audit Department will conduct and report to the Audit Committee with respect to a series of special audits designed to assess the implementation of the subject policies and procedures, the Company’s controls regarding related party transactions and relevant staff members’ awareness of the Company’s procedures and controls regarding related party transactions. During the three months ended June 30, 2014, the Company continued to implement the remediation measures described above.

The material weakness identified by management is not fully remediated as of the date of the filing of this Quarterly Report on Form 10-Q though some remediation measures such as the training, the relevant policies update and internal audit procedures have been taken. The Company has performed substantive procedures in an effort to ensure that the information reflected in this report is supported and fairly presented as of the date of this report. The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the above-referenced remediation measures and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the system of internal controls and the control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than as described herein, there have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Securities Action - Southern District of New York. On October 25, 2011, a purported securities class action was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period to between May 12, 2009 and March 17, 2011. The amended complaint alleged that the Company, certain of its present officers and directors, and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and sought unspecified damages. The Company filed a motion to dismiss the amended complaint, which the court denied on August 8, 2012. On September 4, 2012, the Company filed an answer to the amended complaint. On January 15, 2013, plaintiffs filed a motion to certify the purported class, which the court denied on May 31, 2013. On July 17, 2013, plaintiffs filed a petition for permission to appeal the order denying class certification, and, on August 1, 2013, the Company filed an answer in opposition to the petition. On October 23, 2013, the Court of Appeals for the Second Circuit denied plaintiffs’ petition for permission to appeal. On December 6, 2013, plaintiffs filed a motion for preliminary approval of a settlement with the Company’s former independent accounting firm and certification of a proposed settlement class, which the district court denied on January 15, 2014. On March 28, 2014, the Company and plaintiffs entered into a settlement agreement. As part of the settlement, on April 29, 2014, the Company and plaintiffs filed a stipulation dismissing all claims by plaintiffs against the Company and its current and former officers and directors, with no admission of any wrongdoing or liability. On April 29, 2014, the court entered an order granting the dismissal. The settlement had no material effect on the condensed unaudited consolidated financial statements for the three months and six months ended June 30, 2014.

Other than as set forth above, the Company is not a party to any pending or, to the best of the Company’s knowledge, any threatened legal proceedings. In addition, no director, officer or affiliate of the Company, or owner of record of more than five percent of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A.	RISK FACTORS.

Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2013 Annual Report on Form 10-K.

The Company may undertake acquisitions or investments to expand its business that may pose risks to its business and dilute the ownership of its existing shareholders, and the Company may not realize the anticipated benefits of these acquisitions or investments.

The Company completed its acquisition of a 51% equity interest in Fujian Qiaolong in the second quarter of 2014. As part of the Company’s growth strategy, it will continue to evaluate opportunities to acquire or invest in other businesses to complement its current intellectual property and technologies or to expand the breadth of markets it can cover and to deepen its cooperation with its business partners. The process of integrating an acquired company, technology or investment has created, and will continue to create, unforeseen operating difficulties and expenditures. Acquisitions or investments that the Company may potentially make in the future entail a number of risks that could materially and adversely affect its business, operating and financial results, including:

*	problems integrating the acquired operations, technologies or products into the Company’s existing business and products;
*	diversion of management’s time and attention from its core business;
*	adverse effects on existing business relationships with customers;
*	need for financial resources above its planned investment levels;

*	failures in realizing anticipated synergies;
*	difficulties in retaining business relationships with suppliers and customers of the acquired company;
*	risks associated with entering markets in which the Company lacks experience;
*	potential loss of key employees of the acquired company;
*	potential future impairment of the Company’s acquisitions or investments;
*	potential full or partial write-offs of acquired assets or investments and associated goodwill; and
*	potential expenses related to the amortization of intangible assets.

The Company’s failure to address these risks may have a material adverse effect on its financial condition and results of operations. Any such acquisition or investment may require a significant amount of capital investment, which would decrease the amount of cash available for working capital or capital expenditures. In addition, if the Company uses its equity securities to pay for acquisitions, its shareholders may experience dilution. If the Company borrows funds to finance acquisitions, such debt instruments may contain restrictive covenants that can, among other things, restrict the Company from distributing dividends. If the Company is unable to generate significant amounts of revenue from Fujian Qiaolong and other acquired companies in the future, it may suffer financial losses as a result of Fujian Qiaolong and other acquired companies’ on-going operating expenses, expenses related to the amortization of intangible assets from these acquisitions, and additional share-based compensation expenses related to these acquisitions. The Company’s failure to address the risks associated with its acquisition of Fujian Qiaolong and other acquired companies may have a material adverse effect on its financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Note 32 to the Condensed Unaudited Consolidated Financial Statements for a description of the Stock Exchange Agreement by which the Company intends to issue unregistered shares as consideration for the acquisition of the minority interests in two subsidiaries of the Company. The transaction is expected to close in the third quarter of 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123.)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002.)

10.1	Joint-venture Agreement, dated June 30, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10Q Quarterly Report on May 10, 2006.)

10.2

Stock Exchange Agreement dated August 11, 2014 by and among Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., China Automotive Systems, Inc. and Hubei Henglong Automotive System Group Co., Ltd.*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101+	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, were filed on August 13, 2014 formatted in Extensible Business Reporting Language (XBRL):

(i)	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income,

(ii)	Condensed Unaudited Consolidated Balance Sheets,

(iii)	Condensed Unaudited Consolidated Statements of Cash Flows, and

(iv)	related notes

*	filed herewith

+	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: August13, 2014	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: August 13, 2014	By:	/s/ Jie Li
Jie Li
Chief Financial Officer

