Form 10-Q
period 2014-09-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2014-11-12
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes          ☐          No          ☒

As of November 12, 2014, the Company had 32,121,019 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

INDEX

		Page

Part I — Financial Information

Item 1.	Unaudited Financial Statements.	4
	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2014 and 2013	4
	Condensed Unaudited Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	6
	Condensed Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013	7
	Notes to Condensed Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	45
Item 4.	Controls and Procedures.	45

Part II — Other Information

Item 1.	Legal Proceedings.	47
Item 1A.	Risk Factors.	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	47
Item 3.	Defaults Upon Senior Securities.	47
Item 4.	Mine Safety Disclosures.	47
Item 5.	Other Information.	47
Item 6.	Exhibits.	47

Signatures		49

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, and Item 1A. “Risk Factors” of Part II in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, as filed with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended September 30,
	2014	2013
Net product sales, including $11,890 and $9,166 to related parties for the three months ended September 30, 2014 and 2013	$101,735	$90,919
Cost of products sold, including $6,069 and $10,500 purchased from related parties for the three months ended September 30, 2014 and 2013	81,152	74,394
Gross profit	20,583	16,525
Gain on other sales	1,132	5,030
Less: Operating expenses
Selling expenses	3,734	2,647
General and administrative expenses	3,734	2,821
Research and development expenses	5,441	5,117
Total operating expenses	12,909	10,585
Income from operations	8,806	10,970
Other income, net	113	499
Financial income, net	412	689
Income before income tax expenses and equity in earnings of affiliated companies	9,331	12,158
Less: Income taxes	1,387	1,854
Equity in earnings of affiliated companies	82	125
Net income	8,026	10,429
Net income attributable to non-controlling interests	1,293	1,805
Net income attributable to parent company’s common shareholders	$6,733	$8,624
Comprehensive income:
Net income	$8,026	$10,429
Other comprehensive income:
Foreign currency translation gain, net of tax	9	1,218
Comprehensive income	8,035	11,647
Comprehensive income attributable to non-controlling interests	1,293	2,010
Comprehensive income attributable to parent company	$6,742	$9,637

Net income attributable to parent company’s common shareholders per share

Basic –	$0.24	$0.31

Diluted-	$0.24	$0.31
Weighted average number of common shares outstanding
Basic	28,043,019	28,043,019
Diluted	28,063,661	28,062,297

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Nine Months Ended September 30,
	2014	2013
Net product sales, including $38,627 and $26,344 to related parties for the nine months ended September 30, 2014 and 2013	$331,517	$285,971
Cost of products sold, including $20,721 and $23,171 purchased from related parties for the nine months ended September 30, 2014 and 2013	268,013	231,696
Gross profit	63,504	54,275
Gain on other sales	10,267	6,762
Less: Operating expenses
Selling expenses	11,104	9,611
General and administrative expenses	11,056	10,164
Research and development expenses	16,509	13,134
Total operating expenses	38,669	32,909
Income from operations	35,102	28,128
Other income, net	491	573
Financial income, net	598	380
Income before income tax expenses and equity in earnings of affiliated companies	36,191	29,081
Less: Income taxes	6,488	5,172
Equity in earnings of affiliated companies	220	251
Net income	29,923	24,160
Net income attributable to non-controlling interests	5,409	4,616
Net income attributable to parent company’s common shareholders	$24,514	$19,544
Comprehensive income:
Net income	$29,923	$24,160
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	(2,413)	5,265
Comprehensive income	27,510	29,425
Comprehensive income attributable to non-controlling interests	5,006	5,507
Comprehensive income attributable to parent company	$22,504	$23,918

Net income attributable to parent company’s common shareholders per share

Basic –	$0.87	$0.70

Diluted-	$0.87	$0.70
Weighted average number of common shares outstanding
Basic	28,043,019	28,043,019
Diluted	28,063,846	28,054,008

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

 China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$41,569	$53,979
Pledged cash deposits	31,703	33,963
Short-term investments	43,266	35,510
Accounts and notes receivable, net - unrelated parties	281,620	267,639
Accounts and notes receivable, net - related parties	22,253	17,194
Advance payments and others - unrelated parties	2,073	3,156
Advance payments and others - related parties	1,715	866
Inventories	72,691	51,392
Assets held for sale	-	925
Current deferred tax assets	6,419	5,783
Total current assets	503,309	470,407
Non-current assets:
Property, plant and equipment, net	81,710	80,018
Intangible assets, net	1,572	686
Other receivables, net - unrelated parties	1,892	252
Other receivables, net - related parties	48	108
Advance payment for property, plant and equipment - unrelated parties	3,912	3,488
Advance payment for property, plant and equipment - related parties	2,391	2,097
Long-term investments	3,660	4,023
Goodwill	642	-
Non-current deferred tax assets	4,760	4,528
Total assets	$603,896	$565,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank and government loans	$45,565	$37,381
Accounts and notes payable - unrelated parties	203,397	198,419
Accounts and notes payable - related parties	3,837	4,634
Customer deposits	2,979	1,677
Accrued payroll and related costs	6,568	7,052
Accrued expenses and other payables	73,340	29,062
Accrued pension costs	6,044	4,626
Taxes payable	8,537	7,792
Amounts due to shareholders/directors	376	312
Current deferred tax liabilities	220	117
Total current liabilities	350,863	291,072
Long-term liabilities:
Advances payable	2,875	2,764
Non-current deferred tax liabilities	329	-
Total liabilities	$354,067	$293,836

Commitments and Contingencies (See Note 29)

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued–28,260,302 and 28,260,302 shares as of September 30, 2014 and December 31, 2013, respectively	$3	$3
Additional paid-in capital	27,209	39,565
Retained earnings-
Appropriated	10,178	10,048
Unappropriated	170,407	146,023
Accumulated other comprehensive income	34,794	32,061
Treasury stock – 217,283 and 217,283 shares as of September 30, 2014 and December 31, 2013, respectively	(1,000)	(1,000)
Total parent company stockholders' equity	241,591	226,700
Non-controlling interests	8,238	45,071
Total stockholders' equity	249,829	271,771
Total liabilities and stockholders' equity	$603,896	$565,607

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$29,923	$24,160
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Stock-based compensation	193	194
Depreciation and amortization	11,592	10,964
Increase (decrease) in allowance for doubtful accounts	177	(139)
Inventory write downs	2,531	480
Deferred income taxes	(907)	(1,611)
Equity in earnings of affiliated companies	(182)	(251)
Amortization of debt issue cost	-	58
Gain on fixed assets disposals	(7,500)	(4,288)
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	1,953	1,413
Accounts and notes receivable	(19,173)	(36,803)
Advance payments and others	328	465
Inventories	(17,449)	(9,076)
Increase (decrease) in:
Accounts and notes payable	2,363	6,199
Customer deposits	1,313	1,016
Accrued payroll and related costs	(423)	514
Accrued expenses and other payables	597	3,459
Accrued pension costs	1,460	653
Taxes payable	1,257	3,256
Advances payable	8	(32)
Net cash provided by operating activities	8,061	631
Cash flows from investing activities:
Increase (decrease) in other receivables	(347)	158
Cash received from property, plant and equipment sales	6,994	6,282
Payments to acquire property, plant and equipment	(11,317)	(9,065)
Payments to acquire intangible assets	(252)	(109)
Purchase of short-term investments	(46,192)	(32,197)
Proceeds from maturities of short-term investments	38,115	-
Acquisition of Fujian Qiaolong, net of cash acquired	(2,976)	-
Dividends from investment under cost method	-	66
Net cash used in investing activities	(15,975)	(34, 865)
Cash flows from financing activities:
Proceeds from government and bank loan	15,836	15,588
Repayments of bank loan	(9,590)	(14,758)
Dividends paid to the non-controlling interests	(6,048)	(1,381)
Dividends paid to the holders of the Company’s common stock	(4,291)	-
Increase (decrease) in amounts due to shareholders/directors	69	(40)
Net cash used in financing activities	(4,024)	(591)
Effects of exchange rate on cash and cash equivalents	(472)	1,878
Net decrease in cash and cash equivalents	(12,410)	(32,947)
Cash and cash equivalents at beginning of period	53,979	87,649
Cash and cash equivalents at end of period	$41,569	$54,702

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Nine Months Ended September 30,
	2014	2013
Cash paid for interest	$893	$972
Cash paid for income taxes	3,459	4,217

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Nine Months Ended September 30,
	2014	2013
Advance payments for acquiring property, plant and equipment	$6,303	$2,777
Non-controlling interests arising as a result of acquisition of Fujian Qiaolong	2,793	-
Payables for the acquisition of non-controlling interests in Henglong and Jiulong	37,314	-
Account receivable for the sale of land use rights	1,890	-
Dividends payable to the Company’s shareholders	757	-
Dividends payable to non-controlling interests	4,063	86
Dividends receivable from joint venture company	508	-

SUPPLEMENTAL DISCLOSURE OF ACQUISITION

	Nine Months Ended September 30,
	2014	2013
Purchase consideration settled in cash for Fujian Qiaolong	$(3,007)	$-
Less: cash acquired	31	-
Investing cash outflow for acquisitions	$(2,976)	$-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Nine Months Ended September 30, 2014 and 2013

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

The Company owns the following aggregate net interests in the entities established in the People's Republic of China, the “PRC,” and Brazil as of September 30, 2014 and December 31, 2013.

	Percentage Interest
Name of Entity	September 30, 2014	December 31, 2013
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	81.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	80.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd, “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	80.00%	80.00%
Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong” [9]	50.00%	50.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [10]	70.00%	70.00%
CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong” [11]	80.00%	80.00%
Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong” [12]	51.00%	-
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [13]	85.00%	-

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gear for heavy-duty vehicles. On August 11, 2014, the Company entered into a Stock Exchange Agreement (the “Exchange Agreement”) with a third party, Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd. (“Jiulong Machinery Electricity”), under which the Company issued 818,000 of its common shares in a private placement for the acquisition of the 19% equity interest in Jiulong held by Jiulong Machinery Electricity. On September 26, 2014, the Company obtained the 19% equity interest in Jiulong and completed its share registration with the local government administrative bureau. Therefore, the Company owned 100% of the equity interests in Jiulong as of September 30, 2014. While the Company retains its controlling interest of Jiulong, the Company’s acquisition of the non-controlling interest was accounted for as an equity transaction in the quarter ended September 30, 2014. On October 13, 2014, the Company completed its issuance of 818,000 common shares at market price of $9.15 per share in a private placement to nominee holders of Jiulong Machinery Electricity (See Notes 19 and 32).

2.	Henglong was established in 1997 and is mainly engaged in the production of rack and pinion power steering gears for cars and light duty vehicles. On August 11, 2014, the Company entered into the Exchange Agreement with a third party, Jiulong Machinery Electricity, under which the Company issued 3,260,000 of its common shares in a private placement for the acquisition of the 20% equity interest in Henglong held by Jiulong Machinery Electricity. On September 26, 2014, the Company obtained the 20% equity interest in Henglong and completed its share registration with the local government administrative bureau. Therefore, the Company owned 100% equity interests in Henglong as of September 30, 2014. While the Company retains its controlling interest of Henglong, the Company’s acquisition of the non-controlling interest was accounted for as an equity transaction in the quarter ended September 30, 2014. On October 13, 2014, the Company completed its issuance of 3,260,000 common shares at market price of $9.15 per share in a private placement to nominee holders of Jiulong Machinery Electricity (See Notes 19 and 32).

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

5.	Jielong was established in 2006 and mainly engages in the production and sales of electric power steering, “EPS.”

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products. The registered capital of the Testing Center was RMB30.0 million, equivalent to approximately $4.4 million.

9.	On January 24, 2010, Genesis entered into a joint venture contract with Beijing Hainachuan Auto Parts Co., Ltd. to establish Beijing Henglong as a joint venture company to design, develop and manufacture both hydraulic and electric power steering systems and parts. On September 16, 2010, with Beijing Hainachuan’s agreement, Genesis transferred its interest in the joint venture to Hubei Henglong, and left the other terms of the joint venture contract unchanged. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for through the equity method.

10.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

11.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil.

12.	In the second quarter of 2014, the Company acquired a 51.0% ownership interest in Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong”, a special purpose vehicle manufacturer and dealer with automobile repacking qualifications, based in Fujian, China. Fujian Qiaolong mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles. The consideration was approximately $3.0 million.

13.	In May 2014, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China. The registered capital of Wuhan Chuguanjie is RMB30.0 million, equivalent to approximately $4.9 million. At the date of release of this quarterly report, Jielong has not completed the capital injection.

On September 22, 2014, Hubei Henglong entered into an agreement with seven other parties to establish a venture capital fund, the “Venture Fund”, which mainly focuses on investments in emerging automobiles and parts industries. Total share capital of the Venture Fund is RMB280.0 million (equivalent to approximately $45.5 million) . The initial term of the fund is eight years. Hubei Henglong has committed to make investments into the Venture Fund of 17.9% or RMB50.0 million (equivalent to approximately $8.1 million), which will be paid in three installments. As Hubei Henglong is a limited partner of the Venture Fund and has no significant influence on the operation and decision-making of the Venture Fund, this investment will be accounted for using the cost method. On October 20, 2014, Hubei Henglong made its first capital contribution of RMB5.0 million (equivalent to approximately $0.8 million) (See Note 32).

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

The results of operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2014.

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

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The new guidance changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for the Company in the first quarter of fiscal 2015. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the impact of adopting this update on its financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12 (“ASU 2014-12”), “Compensation—Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company is currently evaluating the impact of adopting this Update on its financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of adopting this update on its financial statements.

(c)	Significant Accounting Policies

Business Combinations – A business combination is recorded using the purchase method of accounting, and the cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued as well as the contingent considerations and all contractual contingencies as of the acquisition date. The costs directly attributable to the acquisition are expensed as incurred. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total of consideration of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the subsidiary acquired over (ii) the fair value of the identifiable net assets of the subsidiary acquired is recorded as goodwill. If the consideration of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the consolidated statements of operations and comprehensive income.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisition of interests in its subsidiary. We test goodwill for impairment at the reporting unit level on an annual basis as of December 31, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. The Company adopted the FASB revised guidance on “Testing of Goodwill for Impairment.” Under this guidance, the Company has the option to choose whether it will apply the qualitative assessment first and then the quantitative assessment, if necessary, or to apply the quantitative assessment directly. For a reporting unit applying a qualitative assessment first, the Company starts the goodwill impairment test by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test uses a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. The Company estimates total fair value of the reporting unit using discounted cash flow analysis, and makes assumptions regarding future revenue, gross margins, working capital levels, investments in new products, capital spending, tax, cash flows, and the terminal value of the reporting unit.

There have been no other updates to the significant accounting policies set forth in the notes to the consolidated financial statements for the year ended December 31, 2013.

3.	Acquisition

In the second quarter of 2014, the Company acquired a 51.0% ownership interest in Fujian Qiaolong, a special purpose vehicle manufacturer and dealer with automobile repacking qualification, based in Fujian, China. Fujian Qiaolong mainly manufactures and distributes drainage and rescue vehicle with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles. The acquisition expands the Company’s scope of business and improves the Company’s product mix. The results of Fujian Qiaolong have been included since the date of acquisition and are reflected in the Company’s Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income. The total purchase price was approximately $3.0 million. The goodwill resulting from the acquisition is not deductible for tax purposes.

The following table summarizes the allocation of consideration and the respective fair values of the assets acquired and liabilities assumed in the Fujian Qiaolong acquisition as of the date of purchase (figures are in thousands of USD):

Total purchase price:
Cash consideration paid to acquire ownership interest	$3,007

Assets
Cash and cash equivalents	$31
Current assets, net of cash acquired	8,428
Deferred tax asset	69
Property and equipment	3,694
Intangible assets	864
Goodwill	642
Total assets consolidated into the Company	$13,728
Liabilities
Current liabilities, excluding current deferred tax liabilities	(7,352)
Deferred tax liabilities	(448)
Other liabilities	(128)
Total liabilities consolidated into the Company	(7,928)
Non-controlling interests at fair value	(2,793)
Total equity consolidated into the Company	$3,007

Pro forma results of operations for the acquisition of Fujian Qiaolong have not been presented because it is not material to the consolidated results of operations.

For the acquisition of Fujian Qiaolong, intangible assets which have been assessed and recognized, such as patents and developed technology, have a weighted-average useful life of 4.7 years.

4.	Pledged cash deposits

Pledged cash deposits are used as guarantees for the Company’s notes payable and their use is restricted. The Company regularly pays some of its suppliers by bank notes. The Company has to make a cash deposit, generally equivalent to 30% - 100% of the face value of the relevant bank note in order to obtain the bank note.

5.	Short-term investments

Short-term investments comprise time deposits with maturity terms of more than three months but due within one year. The carrying values of time deposits approximate fair value because of their short maturities. The interest earned is recognized in the condensed unaudited statements of operations and comprehensive income over the contractual term of the deposit.

As of September 30, 2014, the Company had pledged short-term investments of RMB33.0 million (equivalent to approximately $5.4 million) to secure loans under the credit facility issued by HSBC Bank (China) Company Limited Hong Kong branch (“HSBC HK”) and the use of the pledged short-term investments is restricted (See Note 14).

6.	Accounts and notes receivable, net

The Company’s accounts and notes receivable as of September 30, 2014 and December 31, 2013 are summarized as follows (figures are in thousands of USD):

	September 30, 2014	December 31, 2013
Accounts receivable - unrelated parties (1)	$131,134	$140,920
Notes receivable - unrelated parties (2) (3)	151,926	128,068
Total accounts and notes receivable- unrelated parties	283,060	268,988
Less: allowance for doubtful accounts - unrelated parties	(1,440)	(1,349)
Accounts and notes receivable, net - unrelated parties	281,620	267,639
Accounts and notes receivable, net - related parties	22,253	17,194
Accounts and notes receivable, net	$303,873	$284,833

(1)	As of September 30, 2014 and December 31, 2013, the Company has pledged $11.0 million and $19.1 million, respectively, of accounts receivable as security for its comprehensive credit facilities with banks in China.

(2)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

(3)	As of September 30, 2014, Henglong collateralized its notes receivable in an amount of RMB229.2 million (equivalent to approximately $37.3 million) as security for the credit facilities with banks in China and the Chinese government, including RMB197.8 million (equivalent to approximately $32.2 million) in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 14) which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau,” and RMB31.4 million (equivalent to approximately $5.1 million) in favor of the Chinese government as security for the low-interest government loan (See Note 14). As of December 31, 2013, Henglong collateralized its notes receivable in an amount of RMB196.3 million (equivalent to approximately $32.2 million) in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 14) which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau.”

7.	Inventories

The Company’s inventories as of September 30, 2014 and December 31, 2013 consisted of the following (figures are in thousands of USD):

	September 30, 2014	December 31, 2013
Raw materials	$18,137	$12,185
Work in process	13,462	8,079
Finished goods	41,092	31,128
Total	$72,691	$51,392

Provision for inventories amounted to $2.5 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively.

8.	Other receivables, net

The Company’s other receivables as of September 30, 2014 and December 31, 2013 are summarized as follows (figures are in thousands of USD):

	September 30, 2014	December 31, 2013
Other receivables - unrelated parties (1)	$653	$314
Less: allowance for doubtful accounts- unrelated parties	(108)	(62)
Subtotal	545	252
Other receivables - employee housing loans (2)	839	-
DiviDividend receivables - affiliated company (3)	508	-
Other receivables, net - unrelated parties	$1,892	$252

	September 30, 2014	December 31, 2013
Other receivables - related parties (1)	$711	$729
Less: allowance for doubtful accounts- related parties	(663)	(621)
Other receivables, net - related parties	$48	$108

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.

(2)	On May 28, 2014, the board of directors of the Company approved a loan program under which the Company will lend an aggregate of up to RMB50.0 million (equivalent to approximately $8.1 million) to the employees of the Company to assist them in purchasing houses. Employees are required to pay interest at an annual rate of 6.4%. The term of the loans is generally for five years. The Company accounts for employee loans to be repaid within 12 months from the ending date of reporting period in Advance payments and others - unrelated parties and loans to be repaid in more than 12 months in Other receivables - unrelated parties. As of September 30, 2014, total loans to employees under this program were $1.1 million, consisting of $0.8 million included in Other receivables - unrelated parties and $0.3 million included in Advance payments and others - unrelated parties in the accompanying condensed unaudited consolidated balance sheets.

(3)	Beijing Henglong declared a dividend with a total amount of approximately $1 million, of which $0.5 million was payable to the Company.

9.	Assets held for sale

According to the agreement signed between the Company and Jingzhou Land Reserve Center (“JLRC”), a local PRC government bureau, the Company has agreed to transfer the land use rights over 136,392 square meters of a piece of land in total located at Jingzhou city, Hubei Province, the PRC, to JLRC for total consideration of approximately $13.0 million. The collection of the consideration was subject to JLRC’s completion of its sale of such land use rights to be tendered in the open market.

In the third quarter of 2013, the Company recognized and received consideration of $4.6 million upon the completion of the sale of the first portion of the land use rights by JLRC. As of December 31, 2013, the balance of assets held for sale represented the remaining land use rights to be sold within the 12 months following such date.

In April 2014, JLRC successfully sold the remaining land use rights through an open tender. The consideration for the remaining land use rights was approximately $8.4 million, of which $6.5 million has been received by the Company as of September 30, 2014 and the remaining $1.9 million was recorded in accounts and notes receivable in the accompanying condensed unaudited consolidated balance sheets. Accordingly, the Company recorded $7.5 million for the sale of the rest of the land use rights as gain on other sales in the accompanying condensed unaudited consolidated statements of operations and comprehensive income.

10.	Long term investments

As of September 30, 2014 and December 31, 2013, the Company’s balance of long-term investment was $3.7 million and $4.0 million, respectively. For the long-term investments in which the Company has no voting control, such investments were accounted for using the equity method or cost method.

On January 24, 2010, the Company invested $3.1 million to establish a fifty-fifty joint venture company, Beijing Henglong, with an unrelated party. The Company accounts for its operating results with the equity method of accounting. Beijing Henglong declared a dividend with total amount of $1 million, of which $0.5 million was payable to the Company. As a result, the Company recorded dividend receivables of $0.5 million, which was applied as a reduction of the carrying value of the long-term investment.

The Company’s share of net assets and net income is reported as “long-term investment” on the condensed unaudited consolidated balance sheets and “equity in earnings of affiliated companies” on the condensed unaudited consolidated statements of operations and comprehensive income. The Company’s condensed unaudited consolidated financial statements reflect the equity earnings of non-consolidated affiliates of $0.2 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively.

11.	Property, plant and equipment, net

The Company’s property, plant and equipment as of September 30, 2014 and December 31, 2013 are summarized as follows (figures are in thousands of USD):

	September 30, 2014	December 31, 2013
Land use rights and buildings	$47,141	$43,849
Machinery and equipment	116,592	110,322
Electronic equipment	7,590	7,414
Motor vehicles	4,043	3,195
Construction in progress	5,976	5,133
Total amount of property, plant and equipment (1)	181,342	169,913
Less: Accumulated depreciation (2)	(99,632)	(89,895)
Total amount of property, plant and equipment, net (3)	$81,710	$80,018

(1)	Through the acquisition of Fujian Qiaolong in the second quarter of 2014, the Company acquired $3.7 million of property, plant and equipment, consisting of $3.4 million of land use rights and buildings, $0.2 million of machinery and equipment, and $0.1 million of motor vehicles, which are depreciated over a weighted average life of 43.0 years, 3.5 years, and 3.1 years, respectively.

(2)	Depreciation charges were $3.7 million and $3.7 million for the three months ended September 30, 2014 and 2013, respectively, and $11.4 million and $10.8 million for the nine months ended September 30, 2014 and 2013, respectively.

(3)	As of September 30, 2014 and December 31, 2013, the Company had pledged property, plant and equipment with net book value of $46.8 million and $51.4 million, respectively, for its comprehensive credit facilities with banks in China.

12.	Intangible assets

The Company’s intangible assets as of September 30, 2014 and December 31, 2013 are summarized as follows (figures are in thousands of USD):

	September 30, 2014	December 31, 2013
Costs:
Patent technology	$3,073	$2,067
Management software license	784	699
Total intangible assets (1)	3,857	2,766
Less: Amortization (2)	(2,285)	(2,080)
Total intangible assets, net	$1,572	$686

(1)	Through the acquisition of Fujian Qiaolong in the second quarter of 2014, the Company acquired $0.9 million of intangible assets, consisting of $0.9 million of patent technology and $nil of management software licenses, which are amortized over a weighted average life of 4.7 years and 1.1 years, respectively.

(2)	Amortization expenses were $0.1 million and $0.04 million for the three months ended September 30, 2014 and 2013, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively.

13.	Deferred income tax assets

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

The components of estimated deferred income tax assets as of September 30, 2014 and December 31, 2013 are as follows (figures are in thousands of USD):

	September 30, 2014	December 31, 2013

Losses carry forward (U.S.) (1)	$7,047	$6,825
Losses carry forward (PRC) (1)	2,126	1,838
Product warranties and other reserves	4,421	4,207
Property, plant and equipment	4,558	4,346
Share-based compensation	266	296
Bonus accrual	359	557
Other accruals	992	850
Others	1,036	1,103
Total deferred tax assets	20,805	20,022
Less: taxable temporary difference related to revenue recognition	(389)	(793)
Total deferred tax assets, net	20,416	19,229
Less: Valuation allowance	(9,237)	(8,918)
Total deferred tax assets, net of valuation allowance (2)	$11,179	$10,311

(1)	The net operating losses carry forward for the U.S. entity for income tax purposes are available to reduce future years' taxable income. These losses will expire, if not utilized, in 20 years. Net operating losses carry forward for non-U.S. entities can be carried forward for 5 years to offset taxable income. However, as of September 30, 2014 and December 31, 2013, the valuation allowance was $9.2 million and $8.9 million, respectively, including $7.3 million and $7.3 million, respectively, allowance for the Company’s deferred tax assets in the United States and $1.9 million and $1.7 million, respectively, allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

(2)	Approximately $4.8 million and $4.5 million of net deferred income tax asset as of September 30, 2014 and December 31, 2013, respectively, are included in non-current deferred tax assets in the accompanying condensed unaudited consolidated balance sheets. The remaining $6.4 million and $5.8 million of net deferred income tax assets as of September 30, 2014 and December 31, 2013, respectively, are included in current deferred tax assets.

14.	Bank and government loans, net

Loans consist of the following as of September 30, 2014 and December 31, 2013 (figures are in thousands of USD):

	September 30, 2014	December 31, 2013
Short-term bank loan (1) (2)	$5,689	$7,381
Short-term bank loan (3) (4)	35,000	30,000
Short-term government loan (5)	4,876	-
Subtotal	45,565	37,381
Debt issue cost	-	(57)
Amortization	-	57
Bank and government loans, net	$45,565	$37,381

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year (See Note 11). As of September 30, 2014 and December 31, 2013, the weighted average interest rate was 6.65% and 6.22% per annum, respectively. Interest is paid on the twentieth day of each month and the principal repayment is at maturity.

(2)	On July 18, 2013, Jiulong entered into a one-year loan agreement with China Construction Bank Jingzhou branch in the amount of $1.6 million. The agreement contains certain financial and non-financial covenants, including but not limited to restrictions on the utilization of the funds and the maintenance of an asset-liability ratio not exceeding 60%. The loan was repaid on July 17, 2014.

(3)	On May 18, 2012, the Company entered into a credit facility agreement, the “Credit Agreement,” with ICBC Macau to obtain a non-revolving credit facility in the amount of $30.0 million, the “Credit Facility”. The Credit Facility would have expired on November 3, 2012 unless the Company drew down the line of credit in full prior to such expiration date, and the maturity date for the loan drawdown was the earlier of (i) 18 months from the drawdown or (ii) 1 month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”. The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 2.25% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. The interest is calculated daily based on a 360-day year and it is fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As security for the Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount not less than $31.6 million if the Credit Facility is fully drawn.

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB197.8 million (equivalent to approximately $32.2 million). The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013.

On May 7, 2013, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2014. The interest rate of the Credit Facility under the extended term is revised as the three-month LIBOR plus 2.0% per annum, Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged.

On May 13, 2014, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 12, 2015. The interest rate of the Credit Facility under the extended term is revised as the three-month LIBOR plus 2.55% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged. As of September 30, 2014, the interest rate of the Credit Facility was 2.80% per annum (See Note 6).

(4)	On July 16, 2014, Great Genesis entered into a credit facility agreement with HSBC HK to obtain a non-revolving credit facility in the amount of $5.0 million, the “HSBC Credit Facility”. The HSBC Credit Facility will expire on July 1, 2015, and has an annual interest rate of 1.7%. Interest is paid on the twentieth day of each month and the principal repayment is at maturity. As security for the HSBC Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide HSBC HK with the Standby Letter of Credit for a total amount of not less than $5.4 million if the HSBC Credit Facility is fully drawn.

On July 22, 2014, Great Genesis drew down a loan amounting to $5.0 million provided by HSBC HK and Hubei Henglong provided a Standby Letter of Credit for an amount of $5.4 million in favor of HSBC HK. Hubei Henglong’s Standby Letter of Credit was issued by HSBC Bank (China) Company Limited Wuhan branch and is collateralized by short-term investments of Hubei Henglong of RMB33.0 million (equivalent to approximately $5.4 million).

(5)	On March 28, 2014, the Company received a Chinese government loan of RMB30.0 million (equivalent to approximately $4.9 million), with an interest rate of 3% per annum, The government loan, will mature on March 15, 2015. Henglong has pledged RMB31.4 million (equivalent to approximately $5.1 million) of notes receivable as security for such government loan (See Note 6).

15.	Accounts and notes payable

The Company’s accounts and notes payable as of September 30, 2014 and December 31, 2013 are summarized as follows (figures are in thousands of USD):

	September 30, 2014	December 31, 2013
Accounts payable - unrelated parties	$129,420	$120,202
Notes payable - unrelated parties (1)	73,977	78,217
Total accounts and notes payable - unrelated parties	203,397	198,419
Total accounts and notes payable - related parties	3,837	4,634
Total accounts and notes payable	$207,234	$203,053

(1)	Notes payable represent accounts payable in the form of bills of exchange whose acceptances are guaranteed and settlements are handled by banks. The Company has pledged cash deposits, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

16.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of September 30, 2014 and December 31, 2013 are summarized as follows (figures are in thousands of USD):

	September 30, 2014	December 31, 2013
Accrued expenses	$5,180	$4,980
Accrued interest	125	85
Other payables	1,480	1,858
Dividends payable to common shareholders (1)	757	-
Dividends payable to non-controlling interests (2)	4,063	35
Amount payable for acquisition of non-controlling interests (See Note 19)	37,314	-
Warranty reserves (3)	24,421	22,104
Total	$73,340	$29,062

(1)	On May 27, 2014, the Company announced the payment of a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014. As of September 30, 2014, dividends payable of $0.8 million remained unpaid.

(2)	In accordance with the resolution of the board of directors of Henglong, in June 2014, Henglong declared a dividend amounting to $40.6 million to its shareholders, of which $8.1 million was payable to the holder of the non-controlling interests. As of September 30, 2014, dividends payable of $4.1 million have not yet been paid to the holder of the non-controlling interests.

(3)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the nine months ended September 30, 2014 and 2013, and for the year ended December 31, 2013, the warranties activities were as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2014	2013	2013
Balance at beginning of the period	$22,104	$18,081	$18,081
Additions during the period	8,333	8,554	12,707
Settlement within period, by cash or actual material	(5,816)	(6,199)	(9,244)
Foreign currency translation gain (loss)	(200)	404	560
Balance at end of the period	$24,421	$20,840	$22,104

17.	Taxes payable

The Company’s taxes payable as of September 30, 2014 and December 31, 2013 are summarized as follows (figures are in thousands of USD):

	September 30, 2014	December 31, 2013
Value-added tax payable	$2,658	$5,494
Income tax payable	5,697	1,841
Other tax payable	182	457
Total	$8,537	$7,792

18.	Advances payable

As of September 30, 2014 and December 31, 2013, advances payable by the Company were $2.9 million and $2.8 million, respectively.

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

The Company’s positions in respect of the amounts of additional paid-in capital for the nine months ended September 30, 2014 and 2013, and the year ended December 31, 2013 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2014	2013	2013
Balance at beginning of the period	$39,565	$39,371	$39,371
Return of common shareholders’ investment cost (1)	(5,047)	-	-
Acquisition of the non-controlling interests in Henglong and Jiulong (2)	(7,502)	-	-
Share-based compensation (3)	193	194	194
Balance at end of the period	$27,209	$39,565	$39,565

(1)	On May 27, 2014, the Company announced a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014. As China Automotive Systems, the parent company, had an accumulated deficit position as of the date of the dividend declaration, the dividends distributed to the Company’s common shareholders described above are treated as a return of common shareholders’ investment cost.

(2)	On August 11, 2014, the Company entered into the Exchange Agreement with Jiulong Machinery Electricity, under which the Company issued 3,260,000 and 818,000 of its common shares in consideration for the acquisition of the 20% and 19% equity interests in Henglong and Jiulong, respectively, held by Jiulong Machinery Electricity. On September 26, 2014, the Company obtained the 20% and 19% equity interests in Henglong and Jiulong, respectively, and completed its share registrations with the local government administrative bureau. The Company owned 100% of the equity interests in both Henglong and Jiulong as of September 30, 2014. The Company’s acquisitions of the non-controlling interests were accounted for as equity transactions in the quarter ended September 30, 2014. The total carrying value for the non-controlling interests in both Henglong and Jiulong was $34.5 million, including the accumulated other comprehensive income of $4.7 million related to the noncontrolling interests acquired. Therefore, the total carrying value of $34.5 million for the non-controlling interests acquired was reclassified from non-controlling interests to the controlling interest’s equity as of September 30, 2014. The fair market value of the Company’s common stock issued was $37.3 million or $9.15 per share, which was determined on the issuance date of the common shares. The difference between the fair market value of $37.3 million for the Company’s common shares issued and the carrying value of $34.5 million for the non-controlling interest acquired of $2.8 million was recorded as a reduction of additional paid-in capital. Additional paid-in capital of the Company was also decreased by $4.7 million and the accumulated other comprehensive income attributable to Henglong and Jiulong was increased by a corresponding amount.

On October 13, 2014, the Company completed its issuance of 4,078,000 common shares to nominee holders designated by Jiulong Machinery Electricity (See Note 32).

(3)	On September 16, 2014 and August 13, 2013, the Company granted 22,500 and 22,500 stock options, respectively, to the Company’s independent directors, with the exercise price equal to the closing price of the Company’s common stock traded on NASDAQ on the date of grant. The fair value of stock options was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instruments. The dividend yield assumption is based on historical patterns and future expectations for the Company’s dividends.

Assumptions used to estimate the fair value of stock options on the grant dates are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield

September 16, 2014	120.6%	1.78%	5	0.00%

August 13, 2013	131.5%	1.49%	5	0.00%

The above stock options were vested and exercisable immediately. Their fair value on the grant dates of September 16, 2014 and August 13, 2013 using the Black-Scholes option pricing model was $ 0.2 million and $ 0.2 million, respectively. During the nine months ended September 30, 2014 and 2013, the Company recognized stock-based compensation expenses of $ 0.2 million and $ 0.2 million, respectively.

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

The Company’s activities in respect of the amounts of the appropriated retained earnings for the nine months ended September 30, 2014 and 2013, and the year ended December 31, 2013 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2014	2013	2013
Balance at beginning of the period	$10,048	$9,953	$9,953
Appropriation of retained earnings	130	95	95
Balance at end of the period	$10,178	$10,048	$10,048

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the nine months ended September 30, 2014 and 2013, and the year ended December 31, 2013 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2014	2013	2013
Balance at beginning of the period	$146,023	$119,329	$119,329
Net income attributable to parent company	24,514	19,544	26,789
Appropriation of retained earnings	(130)	(95)	(95)
Balance at end of the period	$170,407	$138,778	$146,023

21.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of the accumulated other comprehensive income for the nine months ended September 30, 2014 and 2013, and the year ended December 31, 2013 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2014	2013	2013
Balance at beginning of the period	$32,061	$25,898	$25,898
Other comprehensive income related to the non-controlling interests acquired by the Company (See Note 19)	4,743	-	-
Foreign currency translation adjustment attributable to parent company	(2,010)	4,374	6,163
Balance at end of the period	$34,794	$30,272	$32,061

22.	Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the nine months ended September 30, 2014 and 2013, and the year ended December 31, 2013 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2014	2013	2013
Balance at beginning of the period	$45,071	$38,846	$38,846
Fair value of the non-controlling interests arising from the acquisition of Fujian Qiaolong (1)	2,793	-	-
Acquisition of the non-controlling interests in Henglong and Jiulong (See Note 19)	(29,812)	-	-
Other comprehensive income related to the non-controlling interests acquired by the Company (See Note 19)	(4,743)
Income attributable to non-controlling interests	5,409	4,616	6,276
Dividends declared to the non-controlling interest holders of joint-venture companies (See Note 16)	(10,077)	(1,299)	(1,299)
Foreign currency translation adjustment attributable to non-controlling interests	(403)	892	1,248
Balance at end of the period	$8,238	$43,055	$45,071

(1)	In the second quarter of 2014, the Company acquired a 51.0% equity interest in Fujian Qiaolong (See Note 3). The fair value of the non-controlling interest of Fujian Qiaolong is $2.8 million.

23.	Gain on other sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights, and scraps. In the second quarter of 2014, the Company sold the remaining land use rights (See Note 9) and recognized a gain of $7.5 million, which represented the difference between the selling price of $8.4 million and the net book value of the land use rights of $0.9 million. In the third quarter of 2013, the Company sold part of its land use rights and recognized a gain of $ 4.1 million, which represented the difference between the selling price of $ 4.6 million and the net book value of the land use rights of $ 0.5 million.

24.	Financial income, net

During the three months and nine months ended September 30, 2014 and 2013, the Company recorded financial income, net which is summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,
	2014	2013
Interest expense	$(728)	$(284)
Interest income	1,404	1,143
Foreign exchange loss, net	(63)	(24)
Gain of cash discount, net	3	3
Bank fees	(204)	(149)
Total financial income, net	$412	$689

	Nine Months Ended September 30,
	2014	2013
Interest expense	$(1,552)	$(1,289)
Interest income	2,657	2,298
Foreign exchange loss, net	(62)	(71)
Gain (loss) of cash discount, net	65	(9)
Bank fees	(510)	(549)
Total financial income, net	$598	$380

25.	Income tax rate

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

According to PRC tax regulation, the Company should withhold income taxes for the profit distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profit that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. As of September 30, 2014, the Company has recognized deferred tax liabilities of $0.17 million for the remaining undistributed profits to Genesis of $3.5 million. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries permanently. As of September 30, 2014 and December 31, 2013, the Company still has undistributed earnings of approximately $178.5 million and $158.5 million, respectively, from investment in the PRC subsidiaries that are considered permanently reinvested. Had the undistributed earnings been distributed to Genesis and not permanently reinvested, the tax provision as of September 30, 2014 and December 31, 2013 of approximately $8.9 million and $7.9 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

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

Chongqing Henglong was established in 2012. According to the New CIT, Chongqing Henglong is subject to income tax at a uniform rate of 25%. No provision for Chongqing Henglong is made as it had no assessable income for the three months and nine months ended September 30, 2014 and 2013.

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million (equivalent to BRL 0.24 million). The Company had no assessable income in Brazil for the three months and nine months ended September 30, 2014 and 2013.

Fujian Qiaolong was acquired in the second quarter of 2014. In November 2011, Fujian Qiaolong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2011, 2012 and 2013. In 2014, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, it will continue to be taxed at the 15% tax rate in 2014, 2015 and 2016. No provision for Fujian Qiaolong is made as it had no assessable income for the three months and nine months ended September 30, 2014.

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the three months and nine months ended September 30, 2014 and 2013.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made for HLUSA as HLUSA had no assessable income in the United States for the three months and nine months ended September 30, 2013. HLUSA made a provision for assessable income for the three months and nine months ended September 30, 2014.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made for the Company as the Company had no assessable income in the United States for the three months and nine months ended September 30, 2014 and 2013.

The effective tax rate was 14.9% and 17.9% for the three months and nine months ended September 30, 2014, compared with 15.3% and 17.8% for the three months and nine months ended September 30, 2013.

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

The calculation of basic and diluted income per share attributable to the parent company for the three months ended September 30, 2014 and 2013, were (figures are in thousands of USD , except share and per share amounts ):

	Three Months Ended September 30,
	2014	2013
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$6,733	$8,624
Denominator:
Weighted average shares outstanding	28,043,019	28,043,019
Dilutive effects of stock options	20,642	19,278
Denominator for dilutive income per share – Diluted	28,063,661	28,062,297

Net income per share attributable to parent company’s common shareholders – Basic	$0.24	$0.31
Net income per share attributable to parent company’s common shareholders – Diluted	$0.24	$0.31

As of September 30, 2014 and 2013, the exercise prices for 60,000 shares and 60,000 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the three months ended September 30, 2014 and 2013, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

The calculations of basic and diluted income per share attributable to the parent company for the nine months ended September 30, 2014 and 2013, were (figures are in thousands of USD , except share and per share amounts ):

	Nine Months Ended September 30,
	2014	2013
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$24,514	$19,544
Denominator:
Weighted average shares outstanding	28,043,019	28,043,019
Dilutive effects of stock options	20,827	10,989
Denominator for dilutive income per share – Diluted	28,063,846	28,054,008

Net income per share attributable to parent company’s common shareholders – Basic	$0.87	$0.70
Net income per share attributable to parent company’s common shareholders – Diluted	$0.87	$0.70

As of September 30, 2014 and 2013, the exercise prices for 60,000 shares and 50,000 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the nine months ended September 30, 2014 and 2013, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

During the nine months ended September 30, 2014, the Company’s ten largest customers accounted for 68.0% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales, i.e., 12.1%. As of September 30, 2014, approximately 6.2% of accounts receivable were from trade transactions with the aforementioned one customer, and there was one other individual customer with a receivables balance of more than 10% of total accounts receivable, i.e. 12.9%.

During the nine months ended September 30, 2013, the Company’s ten largest customers accounted for 73.2% of its consolidated net sales, with the largest customer individually accounting for more than 10% of consolidated net sales, i.e., 11.8%. As of September 30, 2013, approximately 3.2% of accounts receivable were from trade transactions with the aforementioned one customer, and there were no individual customers with a receivables balance of more than 10% of total accounts receivable.

28.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended September 30,
	2014	2013
Merchandise sold to related parties	$11,890	$9,166
Rental income obtained from related parties	199	-
Materials sold to related parties	657	-
Total	$12,746	$9,166

	Nine Months Ended September 30,
	2014	2013
Merchandise sold to related parties	$38,627	$26,344
Rental income obtained from related parties	199	-
Materials sold to related parties	657	-
Total	$39,483	$26,344

Related purchases

	Three Months Ended September 30,
	2014	2013
Materials purchased from related parties	$6,069	$10,500
Technology purchased from related parties	114	58
Equipment purchased from related parties	1,274	777
Total	$7,457	$11,335

	Nine Months Ended September 30,
	2014	2013
Materials purchased from related parties	$20,721	$23,171
Technology purchased from related parties	278	575
Equipment purchased from related parties	2,528	2,160
Total	$23,527	$25,906

Related receivables

	September 30, 2014	December 31, 2013
Accounts receivable	$22,253	$17,194
Other receivables	48	108
Total	$22,301	$17,302

Related advances

	September 30, 2014	December 31, 2013
Advance equipment payment to related parties	$2,391	$2,097
Advance payments and others to related parties	1,715	866
Total	$4,106	$2,963

Related payables

	September 30, 2014	December 31, 2013
Accounts payable	$3,837	$4,634

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

Related parties pledged certain land use rights and buildings as security for the Company’s credit facilities provided by banks.

 Loans to Related Parties

For the nine months ended September 30, 2013, certain of the Company’s subsidiaries provided short-term loans to related parties of the Company in the aggregate principal amount of $20.6 million (RMB126.6 million). The contractual period of each loan was three months or less from the date of the extension of the loan, including a loan of $14.1 million (RMB 87.0 million) with an annual interest rate of 5.6%. The loans to related parties were entered into for the purpose of assisting the borrowing entities in addressing certain cash flow needs. All of these loans qualified for net reporting in accordance with ASC 230 “Statement of Cash Flows”. As of September 30, 2013, all of these loans had been repaid to the Company.

For the three months and nine months ended September 30, 2014, there were no loan activities with related parties.

	Three Months Ended September 30,
	2014	2013
Loans to related parties	$-	$19,922

	Nine Months Ended September 30,
	2014	2013
Loans to related parties	$-	$20,608

As stated in the Company’s 2013 annual financial statements (See Note 28), the short-term loans entered into with related parties prior to September 30, 2013 were identified as related party transactions subsequent to December 31, 2013. These loans were not disclosed in the Company’s Form 10-Q for each of the three-month periods ended March 31, 2013 and September 30, 2013. The Company has evaluated the significance of this disclosure omission in the Form 10-Qs for previous periods and, in the opinion of management, the effect is not material to the Company’s condensed unaudited financial statements for any period previously reported.

As of November 12, 2014, Hanlin Chen, the Company’s Chairman, owns 55.6% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

29.	Commitments and contingencies

Legal proceedings

Securities Action - Southern District of New York. On October 25, 2011, a purported securities class action was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period to between May 12, 2009 and March 17, 2011. The amended complaint alleged that the Company, certain of its present officers and directors, and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and sought unspecified damages. The Company filed a motion to dismiss the amended complaint, which the court denied on August 8, 2012. On September 4, 2012, the Company filed an answer to the amended complaint. On January 15, 2013, plaintiffs filed a motion to certify the purported class, which the court denied on May 31, 2013. On July 17, 2013, plaintiffs filed a petition for permission to appeal the order denying class certification, and, on August 1, 2013, the Company filed an answer in opposition to the petition. On October 23, 2013, the Court of Appeals for the Second Circuit denied plaintiffs’ petition for permission to appeal. On December 6, 2013, plaintiffs filed a motion for preliminary approval of a settlement with the Company’s former independent accounting firm and certification of a proposed settlement class, which the district court denied on January 15, 2014. On March 28, 2014, the Company and plaintiffs entered into a settlement agreement. As part of the settlement, on April 29, 2014, the Company and plaintiffs filed a stipulation dismissing all claims by plaintiffs against the Company and its current and former officers and directors, with no admission of any wrongdoing or liability. On April 29, 2014, the court entered an order granting the dismissal. The settlement had no material effect on the condensed unaudited consolidated financial statements for the three months and nine months ended September 30, 2014.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of September 30, 2014 (figures are in thousands of USD):

	Payment obligations by period
	2014 (1)	2015	2016	2017	Thereafter	Total
Interest on short-term bank loan	$383	$606	$-	$-	$-	$989
Obligations for investment contracts (2)	813	1,625	3,251	2,438	-	8,127
Obligations for purchasing and service agreements	3,715	4,538	96	-	-	8,349
Total	$4,911	$6,769	$3,347	$2,438	$-	$17,465

(1)	Remaining 3 months in 2014.

(2)	Capital Commitment to the Venture Fund

As disclosed in Note 1, on September 22, 2014, Hubei Henglong entered into an agreement with seven other parties to establish the Venture Fund, under which Hubei Henglong has committed to make investments of 17.9% or RMB 50.0 million (equivalent to approximately $8.1 million) into the Venture Fund in three installments. On October 20, 2014, Hubei Henglong made its first capital contribution of RMB 5 million (equivalent to approximately $0.8 million) (See Note 32). The remaining capital commitment of RMB 45 million (equivalent to approximately $7.3 million) will be paid upon capital calls received from the Venture Fund.

30.	Off-balance sheet arrangements

As of September 30, 2014 and December 31, 2013, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of September 30, 2014, the Company had 12 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other seven sectors were engaged in the production and sale of sensor modular (USAI), EPS (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), commercial vehicle repacking and sales (Fujian Qiaolong), and manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie). Since the revenues, net income and net assets of these seven sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the condensed unaudited consolidated financial statements, the Company incorporated these seven sectors into “Other Sectors.”

As of September 30, 2013, the Company had 10 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other five sectors were engaged in the production and sale of sensor modular (USAI), EPS (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong) and trade (Brazil Henglong). Since the revenues, net income and net assets of these five sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the condensed unaudited consolidated financial statements, the Company incorporated these five sectors into “Other Sectors.”

As discussed in Acquisition (See Note 3) above, the Company acquired a 51.0% equity interest in Fujian Qiaolong in the second quarter of 2014. The results of Fujian Qiaolong have been included since the date of acquisition and are reflected in Other Sectors in the Company’s segment reporting.

The Company’s product sector information for the three months and nine months ended September 30, 2014 and 2013, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013

Henglong	$60,902	$55,846	$5,127	$8,368
Jiulong	15,964	16,692	168	279
Shenyang	8,988	9,095	998	603
Wuhu	5,941	4,948	(88)	(145)
Hubei Henglong	14,425	11,783	1,110	6,092 (1)
Other Sectors	9,887	7,558	252	522
Total Segments	116,107	105,922	7,567	15,719
Corporate	-	-	231	309
Eliminations	(14,372)	(15003)	228	(5,599)
Total	$101,735	$90,919	$8,026	$10,429

(1)	$ 5.2 million included in the balance of $ 6.1 million was income from investment in Henglong in 2013, which has been eliminated at the consolidation level.

	Net Product Sales		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Henglong	$203,987	$177,836	$22,660	$19,751
Jiulong	57,753	56,735	1,750	1,516
Shenyang	32,928	28,164	1,760	1,119
Wuhu	18,345	17,113	(167)	(312)
Hubei Henglong	41,708	34,610	44,512 (1)	7,550 (1)
Other Sectors	30,210	24,866	1,246	1,416
Total Segments	384,931	339,324	71,761	31,040
Corporate	-	-	(1,792)	(2,203)
Eliminations	(53,414)	(53,353)	(40,046)	(4,677)
Total	$331,517	$285,971	$29,923	$24,160

(1)	$ 40.3 million and $ 5.2 million included in the respective balances of $ 44.5 million and $ 7.6 million were income from investment in Henglong in 2014 and 2013, respectively, which have been eliminated at the consolidation level.

32. Subsequent event

On October 13, 2014, the Company completed its issuance of 4,078,000 common shares to nominee holders designated by Jiulong Machinery Electricity (See Note 19).

On October 20, 2014, Hubei Henglong made its first capital contribution of RMB5.0 million (equivalent to approximately $0.8 million) to the Venture Fund according to the agreement Hubei Henglong signed with seven other parties (See Note 1).

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

The Company considers an accounting estimate to be critical if:

·	It requires the Company to make assumptions about matters that were uncertain at the time it was making the estimate, and

·	Changes in the estimate or different estimates that the Company could have selected would have had a material impact on the Company’s financial condition or results of operations.

The table below presents information about the nature and rationale for the Company’s critical accounting estimates:

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors
Accrued liabilities and other long-term liabilities	Warranty obligations	Estimating warranty requires the Company to forecast the resolution of existing claims and expected future claims on products sold. VMs (Vehicle Manufacturers) are increasingly seeking to hold suppliers responsible for product warranties, which may impact the Company’s exposure to these costs.	The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	· VM sourcing · VM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments	The Company is required from time-to-time to review the recoverability of certain of its assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	· Future production estimates · Customer preferences and decisions

Accounts and notes receivables	Provision for doubtful accounts and notes receivable	Estimating the provision for doubtful accounts and notes receivable requires the Company to analyze and monitor each customer’s credit standing and financial condition regularly. The Company grants credit to its customers, generally on an open account basis. It will impact the Company’s expense disclosure and results of operations if such estimate is improper.	The Company grants credit to its customers for three to four months based on each customer’s current credit standing and financial data. The Company assesses the allowance on an individual customer basis, under normal circumstances. The Company records provision for bad debts based on specific identification methods.	· Customers’ credit standing and financial condition

Deferred income taxes	Recoverability of deferred tax assets	The Company is required to estimate whether recoverability of its deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.	The Company uses historical and projected future operating results, based upon approved business plans, including a review of the eligible carry forward period, tax planning opportunities and other relevant considerations.	· Tax law changes · Variances in future projected profitability, including by taxing entity

Tax payable and deferred tax assets/liabilities	Uncertain tax positions	The Company is required to determine and assess all material positions, including all significant uncertain positions in all tax years that are still subject to assessment or challenge under relevant tax statutes.	The Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.	· An allocation or a shift of income between jurisdictions
·      The characterization of income or a decision to exclude reporting taxable income in a tax return
· A decision to classify a transaction, entity, or other position in a tax return as tax exempt

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

Results of Operations

In the second quarter of 2014, the Company acquired a 51.0% equity interest in Fujian Qiaolong. Pursuant to ASC Topic 805, the results of Fujian Qiaolong have been included since the date of acquisition and are reflected in the condensed unaudited consolidated statements of operations and comprehensive income for the three months ended September 30, 2014, and under “Other Sectors” in the Company’s segment reporting. Please refer to Note 3 to the condensed unaudited consolidated financial statements in this Report.

Results of Operations—Three Months Ended September 30, 2014 and 2013

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2014	2013	Change		2014	2013	Change
Henglong	$60,902	$55,846	5,056	9.1%	$49,218	$45,726	$3,492	7.6%
Jiulong	15,964	16,692	-728	-4.4	13,953	14,760	-807	-5.5
Shenyang	8,988	9,095	-107	-1.2	7,124	7,789	-665	-8.5
Wuhu	5,941	4,948	993	20.1	5,388	4,725	663	14.0
Hubei Henglong	14,425	11,783	2,642	22.4	11,989	9,812	2,177	22.2
Other Sectors	9,887	7,558	2,329	30.8	8,080	6,192	1,888	30.5
Total Segments	116,107	105,922	10,185	9.6	95,752	89,004	6,748	7.6
Elimination	(14,372)	(15,003)	631	-4.2	(14,600)	(14,610)	10	-0.1
Total	$101,735	$90,919	$10,816	11.9%	$81,152	$74,394	$6,758	9.1%

Net Product Sales

Net product sales were $101.7 million for the three months ended September 30, 2014, compared to $90.9 million for the same period in 2013, representing an increase of $10.8 million, or 11.9%. The increase was mainly due to the continuing growth of automotive market demand in China and North America.

For the three months ended September 30, 2014, there was an increase in sales of passenger vehicle power steering gears compared with the same period last year, mainly due to the introduction of certain new products to the market and improvement in the quality of some of the old products, which resulted in the expansion of the Company’s market share in China, especially among the joint-venture brands’ auto customers.

In order to maintain the share of sales in the commercial vehicle market, most automobile component manufacturers have reduced the price of their products, which led to continuing price decreases of steering gears for commercial vehicles, the Company’s main products. As result of a decrease in the price of steering gears for commercial vehicles, the Company’s main products, during the three months ended September 30, 2014, the increase in sales of steering gears for commercial vehicles was partly offset by the price decrease.

In summary, the Company had an increase in sales volume leading to a sales increase of $10.3 million and an increase in the selling price of steering gears leading to a sales increase of $0.6 million.

Further analysis by segment (before elimination) is as follows:

•	Net product sales for Henglong were $60.9 million for the three months ended September 30, 2014, compared to $55.8 million for the same period in 2013, representing an increase of $5.1 million, or 9.1%, which was mainly due to an increase in sales volume for passenger vehicles in the China market and the higher selling price of middle-level electric power steering compared with the low-level electric power steering the same period of last year. An increase in sales volume led to a sales increase of $3.9 million, and an increase in selling price led to a sales increase of $1.2 million.

•	Net product sales for Jiulong were $16.0 million for the three months ended September 30, 2014, compared to $16.7 million for the same period in 2013, representing a decrease of $0.7 million, or 4.4%, which was mainly due to the Company achieving higher sales volume in the commercial vehicles steering gears market, offset partially by a decrease in average selling price. An increase in sales volume led to a sales increase of $0.2 million, and a decrease in average selling price caused by product mix change led to a sales decrease of $0.9 million.

•	Net product sales for Shenyang were $9.0 million for the three months ended September 30, 2014, compared to $9.1 million for the same period in 2013, representing a decrease of $0.1 million, or 1.2%, which was mainly due to a decrease in selling price. An increase in sales volumes led to a sales increase of $0.6 million, and a decrease in selling price led to a sales decrease of $0.7 million.

•	Net product sales for Wuhu were $5.9 million for the three months ended September 30, 2014, compared to $4.9 million for the same period in 2013, representing an increase of $1.0 million, or 20.1%. An increase in sales volumes led to a sales increase of $1.3 million, and a decrease in selling price led to a sales decrease of $0.3 million.

•	Net product sales for Hubei Henglong were $14.4 million for the three months ended September 30, 2014, compared to $11.8 million for the same period in 2013, representing an increase of $2.6 million, or 22.4%. Hubei Henglong’s products were all sold to the United States. The net product sales increase was mainly due to the growth of automotive market demand in North America. An increase in sales volumes led to a sales increase of $1.9 million, and an increase in selling price led to a sales increase of $0.7 million.

•	Net product sales for Other Sectors were $9.9 million for the three months ended September 30, 2014, compared to $7.6 million for the same period in 2013, representing an increase of $2.3 million, or 30.8%, primarily due to the Company’s improved quality of machine columns, which led to an increase in sales of Other Sectors of $1.3 million, and the sales of Fujian Qiaolong (acquired in the second quarter of 2014) having been consolidated in Other Sectors, which led to an increase in sales of Other Sectors of $1.2 million.

Cost of Products Sold

For the three months ended September 30, 2014, the cost of products sold was $81.2 million, compared to $74.4 million for the same period of 2013, representing an increase of $6.8 million, or 9.1%. The increase in the cost of products sold was mainly due to the net effect of a net increase in sales volumes which led to a cost of products sold increase of $7.7 million, and a decrease in unit cost which led to a cost of products sold decrease of $0.9 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $49.2 million for the three months ended September 30, 2014, compared to $45.7 million for the same period of 2013, representing an increase of $3.5 million, or 7.6%. This increase was mainly due to an increase in sales volumes and the higher unit cost of middle-level EPS this year compared with low-level EPS in the same period last year. An increase in sales volumes led to a cost of products sold increase of $3.4 million, and an increase in unit cost led to a cost of products sold increase of $0.1 million.

Cost of products sold for Jiulong was $14.0 million for the three months ended September 30, 2014, compared to $14.8 million for the same period of 2013, representing a decrease of $0.8 million, or 5.5%. The decrease in cost of products sold was mainly due to a decrease in unit cost which led to a cost of products sold decrease of $0.9 million.

•	Cost of products sold for Shenyang was $7.1 million for the three months ended September 30, 2014, compared to $7.8 million for the same period of 2013, representing a decrease of $0.7 million, or 8.5%. The decrease in cost of products sold was mainly due to a decrease in unit cost which led to a cost of products sold decrease of $1.0 million, offset by an increase in sales volumes which led to a cost of products sold increase of $0.4 million.

•	Cost of products sold for Wuhu was $5.4 million for the three months ended September 30, 2014, compared to $4.7 million for the same period of 2013, representing an increase of $0.7 million, or 14.0%. The increase in cost of products sold was mainly due to an increase in sales volumes which led to a cost of products sold increase of $1.2 million, offset by a decrease in unit cost which led to a cost of products sold decrease of $0.5 million.

•	Cost of products sold for Hubei Henglong was $12.0 million for the three months ended September 30, 2014, compared to $9.8 million for the same period of 2013, representing an increase of $2.2 million, or 22.2%. The increase in cost of products sold was mainly due to an increase in sales volumes which led to a cost of products sold increase of $1.4 million, and an increase in unit cost which led to a cost of products sold increase of $0.8 million.

•	Cost of products sold for Other Sectors was $8.1 million for the three months ended September 30, 2014, compared to $6.2 million for the same period of 2013, representing an increase of $1.9 million, or 30.5%. The increase in cost of products sold was mainly due to the Company’s improved quality of manual columns, an increase in sales volume and cost of production, which led to a cost of products sold for Other Sectors increase of $1.1 million, and the sales of Fujian Qiaolong (acquired in the second quarter of 2014) having been consolidated in Other Sectors, which led to a cost of products sold for Other Sectors increase of $0.9 million.

Gross margin was 20.2% for the three months ended September 30, 2014, compared to 18.2% in the same period of 2013, representing an increase of 2.0%, mainly due to a decrease in the unit cost of the Company’s traditional products and an increase in sales of high quality EPS.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights and scraps. For the three months ended September 30, 2014, gain on other sales amounted to $1.1 million, while it amounted to $5.0 million for the same period of 2013, representing a decrease of $3.9 million. The decrease was mainly due to a gain on sales of land use rights in the same period of last year. During the three months ended September 30, 2013, the Company sold the remaining land use rights (See Note 9) and recognized a gain of $4.1 million, which represented the difference between the selling price of $4.6 million and the net book value of the land use rights of $0.5 million. There was no such gain in the three months ended September 30, 2014.

Selling Expenses

Selling expenses were $3.7 million for the three months ended September 30, 2014, compared to $2.6 million for the same period of 2013, representing an increase of $1.1 million, or 42.3%, mainly due to an increase in sales volumes which led to an increase in salaries and wages cost of $0.2 million, an increase in transportation expenses of $0.6 million, and an increase in travel expenses of $0.2 million.

General and Administrative Expenses

General and administrative expenses were $3.7 million for the three months ended September 30, 2014, compared to $2.8 million for the same period of 2013, representing an increase of $0.9 million, or 32.1%, which was mainly due to an increase in salaries and wages cost of $0.2 million, an increase in consulting fees of $0.5 million, and an increase in office facilities improvement expenses of $0.2 million.

Research and Development Expenses

Research and development expenses were $5.4 million for the three months ended September 30, 2014, compared to $5.1 million for the three months ended September 30, 2013, representing an increase of $0.3 million, or 5.9%. The Company’s research and development expenses were mainly used for the development and trial production of EPS and other new products. Research and development expenditures have continued to be significant in the past three years. In summary, expenses for mold improvement increased by $0.2 million and external technical support fees increased by $0.1 million.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. In the past three years, the Company has continued to purchase advanced manufacturing equipment for newly developed products, hiring senior technicians and actively seeking external technical support.

Income from Operations

Income from operations was $8.8 million for the three months ended September 30, 2014, compared to $11.0 million for the three months ended September 30, 2013, representing a decrease of $2.2 million, or 20.0%, including an increase of $4.1 million in gross profit, a decrease of $3.9 million in gain on other sales and an increase of $2.3 million in operating expenses.

Other Income, Net

Other income, net was $0.1 million for the three months ended September 30, 2014, compared to $0.5 million for the three months ended September 30, 2013, a decrease of $0.4 million, primarily resulting from decreased government subsidies.

Financial Income, Net

Financial income, net, was $0.4 million for the three months ended September 30, 2014, compared to $0.7 million for the three months ended September 30, 2013, representing a decrease of $0.3 million, which was mainly due to an increase in loans during the three months ended September 30, 2014, which led to an increase in interest expenses and handling expenses of $0.5 million, and partly offset by an increase in interest income of time deposits of $0.3 million.

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $9.3 million for the three months ended September 30, 2014, compared to $12.2 million for the three months ended September 30, 2013, representing a decrease of $2.9 million, which was mainly due to a decrease in operating income of $2.2 million, an increase in other income of $0.4 million, and a decrease in financial income, net of $0.3 million.

Income Taxes

Income tax expense was $1.4 million for the three months ended September 30, 2014, compared to $1.9 million of income tax expense for the three months ended September 30, 2013, representing a decrease of $0.5 million, which was mainly due to a decrease in income before income tax. The income before income tax decreased to $9.3 million for the three months ended September 30, 2014 from $12.2 million for the same period in 2013 and the effective tax rate was consistent with the same period of last year (See Note 25).

Net Income

Net income was $8.0 million for the three months ended September 30, 2014, compared to net income of $10.4 million for the three months ended September 30, 2013, representing a decrease of $2.4 million, which was mainly due to a decrease in income before income tax expenses and equity in earnings of affiliated companies of $2.9 million, offset by a decrease in income tax expenses of $0.5 million.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $1.3 million and $1.8 million for the three months ended September 30, 2014 and 2013, respectively.

The Company owns equity interests in eleven non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted for under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of September 30, 2014 and 2013. For the three months ended September 30, 2014 and 2013, the Company recorded $1.3 million and $1.8 million, respectively, for the non-controlling interests’ share in the earnings of the consolidated non-wholly owned subsidiaries.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $6.7 million for the three months ended September 30, 2014, compared to net income attributable to parent company’s common shareholders of $8.6 million for the three months ended September 30, 2013, representing a decrease of $1.9 million.

Results of Operations—Nine Months Ended September 30, 2014 and 2013

In the second quarter of 2014, the Company acquired a 51.0% equity interest in Fujian Qiaolong. Pursuant to ASC Topic 805, the results of Fujian Qiaolong have been included since the date of acquisition and are reflected in the condensed unaudited consolidated statements of operations and comprehensive income for the nine months ended September 30, 2014, and under “Other Sectors” in the Company’s segment reporting. Please refer to Note 3 to the condensed unaudited consolidated financial statements in this Report.

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2014	2013	Change		2014	2013	Change
Henglong	$203,987	$177,836	26,151	14.7%	$168,223	$145,763	$22,460	15.4%
Jiulong	57,753	56,735	1,018	1.8	49,392	49,519	(127)	-0.3
Shenyang	32,928	28,164	4,764	16.9	28,608	24,888	3,720	14.9
Wuhu	18,345	17,113	1,232	7.2	16,718	16,007	711	4.4
Hubei Henglong	41,708	34,610	7,098	20.5	33,650	28,559	5,091	17.8
Other Sectors	30,210	24,866	5,344	21.5	25,096	20,841	4,255	20.4
Total Segments	384,931	339,324	45,607	13.4	321,687	285,577	36,110	12.6
Elimination	(53,414)	(53,353)	(61)	0.1	(53,674)	(53,881)	207	-0.4
Total	$331,517	$285,971	$45,546	15.9%	$268,013	$231,696	$36,317	15.7%

Net Product Sales

Net product sales were $331.5 million for the nine months ended September 30, 2014, compared to $$286.0 million for the same period in 2013, representing an increase of $45.5 million, or 15.9%. The increase was mainly due to the continuing growth of automotive market demand in China and North America.

For the nine months ended September 30, 2014, there was an increase in sales of passenger vehicle power steering gears compared with the same period last year, mainly due to the introduction of certain new products to the market and improvement in the quality of some of the old products, which resulted in the expansion of the Company’s market share in China, especially among the joint-venture brands’ auto customers.

In summary, the Company had an increase in sales volume leading to a sales increase of $45.7 million, a decrease in selling price leading to a sales decrease of $2.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $2.6 million.

Further analysis by segment (before elimination) is as follows:

•	Net product sales for Henglong were $204.0 million for the nine months ended September 30, 2014, compared to $177.8 million for the same period in 2013, representing an increase of $26.2 million, or 14.7%, which was mainly due to an increase in sales volume for passenger vehicles in the China market and the higher selling price of middle-level electric power steering compared with the low-level electric power steering the same period of last year. An increase in sales volume led to a sales increase of $19.2 million, an increase in selling price led to a sales increase of $5.5 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $1.4 million.

•	Net product sales for Jiulong were $57.7 million for the nine months ended September 30, 2014, compared to $56.7 million for the same period in 2013, representing an increase of $1.0 million, or 1.8%, which was mainly due to the Company achieving higher sales volume in the commercial vehicles steering gears market. An increase in sales volume led to a sales increase of $8.7 million, a decrease in average selling price caused by product mix change led to a sales decrease of $8.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.4 million.

•	Net product sales for Shenyang were $32.9 million for the nine months ended September 30, 2014, compared to $28.1 million for the same period in 2013, representing an increase of $4.8 million, or 16.9%, which was mainly due to an increase in sales volume for passenger vehicles in the China market. An increase in sales volumes led to a sales increase of $6.8 million, a decrease in selling price led to a sales decrease of $2.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.2 million.

•	Net product sales for Wuhu were $18.3 million for the nine months ended September 30, 2014, compared to $17.1 million for the same period in 2013, representing an increase of $1.2 million, or 7.2%. An increase in sales volumes led to a sales increase of $2.0 million, a decrease in selling price led to a sales decrease of $0.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.1 million.

•	Net product sales for Hubei Henglong were $41.7 million for the nine months ended September 30, 2014, compared to $34.6 million for the same period in 2013, representing an increase of $7.1 million, or 20.5%. Hubei Henglong’s products were all sold to the United States. The net product sales increase was mainly due to the growth of automotive market demand in North America. An increase in sales volumes led to a sales increase of $5.5 million, an increase in selling price led to a sales increase of $1.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulted in a sales increase of $0.3 million.

•	Net product sales for Other Sectors were $30.2 million for the nine months ended September 30, 2014, compared to $24.9 million for the same period in 2013, representing an increase of $5.3 million, or 21.5%, primarily due to the Company’s new products and improved quality of manual columns, which led to an increase in sales of Other Sectors of $2.0 million, an increase in sales of commercial vehicles in the China market which led to an increase in sales of Chongqing of $0.9 million, and sales of Fujian Qiaolong (acquired in the second quarter of 2014) having been consolidated in Other Sectors, which led to an increase in sales of Other Sectors of $2.4 million.

Cost of Products Sold

For the nine months ended September 30, 2014, the cost of products sold was $268.0 million, compared to $231.7 million for the same period of 2013, representing an increase of $36.3 million, or 15.7%. The increase in the cost of products sold was mainly due to the net effect of a net increase in sales volumes which led to a cost of products sold increase of $38.2 million, a decrease in unit cost which led to a cost of products sold decrease of $4.1 million, and the appreciation of the RMB against the U.S. dollar which led to a cost of products sold increase of $2.2 million. The decrease in the unit cost of sales was primarily due to a decrease in the cost of raw materials, including steel, enhanced production efficiency and strengthened cost control, which was partially offset by the higher unit cost of middle-level EPS compared with low-level EPS in the same period last year. Further analysis is as follows:

•	Cost of products sold for Henglong was $168.2 million for the nine months ended September 30, 2014, compared to $145.7 million for the same period of 2013, representing an increase of $22.5 million, or 15.4%. This increase was mainly due to an increase in sales volumes and the higher unit cost of middle-level EPS this year compared with low-level EPS in the same period last year. An increase in sales volumes led to a cost of products sold increase of $15.4 million, an increase in unit cost led to a cost of products sold increase of $5.9 million, and the appreciation of the RMB against the U.S. dollar led to a cost of products sold increase of $1.2 million.

•	Cost of products sold for Jiulong was $49.4 million for the nine months ended September 30, 2014, compared to $49.5 million for the same period of 2013, representing a decrease of $0.1 million, or 0.3%. The decrease in cost of products sold was mainly due to an increase in sales volumes which led to a cost of products sold increase of $7.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of products sold increase of $0.4 million, which was offset by a decrease in unit cost which led to a cost of products sold decrease of $7.9 million.

•	Cost of products sold for Shenyang was $28.6 million for the nine months ended September 30, 2014, compared to $24.9 million for the same period of 2013, representing an increase of $3.7 million, or 14.9%. The increase in cost of products sold was mainly due to an increase in sales volumes which led to a cost of products sold increase of $6.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of products sold increase of $0.2 million, offset by a decrease in unit cost which led to a cost of products sold decrease of $2.5 million.

•	Cost of products sold for Wuhu was $16.7 million for the nine months ended September 30, 2014, compared to $16.0 million for the same period of 2013, representing an increase of $0.7 million, or 4.4%, mainly due to an increase in sales volumes which led to a cost of products sold increase of $1.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of products sold increase of $0.1 million, offset by a decrease in unit cost which led to a cost of products sold decrease of $1.3 million .

•	Cost of products sold for Hubei Henglong was $33.7 million for the nine months ended September 30, 2014, compared to $28.6 million for the same period of 2013, representing an increase of $5.1 million, or 17.8%, mainly due to an increase in sales volumes which led to a cost of products sold increase of $4.4 million, the effect of foreign currency translation of the RMB against the U.S. dollar which resulted in a cost of products sold increase of $0.2 million, and an increase in unit cost which led to a cost of products sold increase of $0.5 million.

•

Cost of products sold for Other Sectors was $25.1 million for the nine months ended September 30, 2014, compared to $20.8 million for the same period of 2013, representing an increase of $4.3 million, or 20.4%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold for Other Sectors increase of $2.9 million, the effect of foreign currency translation of the RMB against the U.S. dollar, which resulted in a cost of products sold for Other Sectors increase of $0.2 million, and an increase in unit cost, which led to a cost of products sold for Other Sectors increase of $1.2 million.

Gross margin was 19.2% for the nine months ended September 30, 2014, compared to 19.0% for the same period of 2013, representing 0.2%, mainly due to an increase in sales of high quality EPS, which increased the gross margin level of the Company.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights and scraps. For the nine months ended September 30, 2014, gain on other sales amounted to $10.3 million, while it amounted to $6.8 million for the same period of 2013, representing an increase of $3.5 million. The increase was mainly due to an increase in sales of land use rights. During the nine months ended September 30, 2014, the Company sold the remaining land use rights (See Note 9) and recognized a gain of $7.5 million, while the gain was $4.1 million for the same period of last year.

Selling Expenses

Selling expenses were $11.1 million for the nine months ended September 30, 2014, compared to $9.6 million for the same period of 2013, representing an increase of $1.5 million, or 15.6%, mainly due to an increase in sales volumes which led to an increase in warehouse rental fees of $0.2 million, an increase in transport charge of $0.8 million, an increase in travel expense of $0.3 million, and an increase in advertising expenses of $0.2 million.

General and Administrative Expenses

General and administrative expenses were $11.1 million for the nine months ended September 30, 2014, compared to $10.2 million for the same period of 2013, representing an increase of $0.9 million, or 8.8%, mainly reflecting an increase in salaries and wages expenses of $1.5 million, an increase in travel expense of $0.2 million, an increase in office facilities improvement expenses of $0.4 million, an increase in consulting fees of $0.4 million, and a decrease in legal fees of $1.6 million.

Research and Development Expenses

Research and development expenses were $16.5 million for the nine months ended September 30, 2014, compared to $13.1 million for the nine months ended September 30, 2013, representing an increase of $3.4 million, or 26.0%. The Company’s research and development expenses were mainly used for the development and trial production of EPS and other new products. Research and development expenditures have continued to be significant in the past three years. In summary, expenses for mold improvement increased by $1.6 million, external technical support fees increased by $0.3 million, and the salaries and wages expenses of research and development related staff increased by $1.5 million.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. In the past three years, the Company has continued to hiring senior technicians and giving bonuses to technical personnel who make an outstanding contribution to product research and development.

Income from Operations

Income from operations was $35.1 million for the nine months ended September 30, 2014, compared to $28.1 million for the nine months ended September 30, 2013, representing an increase of $7.0 million, or 24.9%, including an increase of $9.2 million in gross profit and an increase of $3.5 million in gain on other sales, which was offset by an increase of $5.7 million in operating expenses.

Other Income, Net

Other income, net was $0.5 million for the nine months ended September 30, 2014, compared to $0.6 million for the nine months ended September 30, 2013, representing a decrease of $0.1 million, primarily resulting from decreased government subsidies.

Financial Income, Net

Financial income, net, was $0.6 million for the nine months ended September 30, 2014, compared to $0.4 million for the nine months ended September 30, 2013, representing an increase of $0.2 million, which was mainly due to an increase in time deposits which led to an increase in interest income, partially offset by interest charges on increased bank loans of $0.3 million.

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $36.2 million for the nine months ended September 30, 2014, compared to $29.1 million for the nine months ended September 30, 2013, representing an increase of $7.1 million, which was mainly due to an increase in operating income of $7.0 million, offset by a decrease in other income of $0.1 million, and an increase in financial expenses, net of $0.2 million.

Income Taxes

Income tax expense was $6.5 million for the nine months ended September 30, 2014, compared to $5.2 million of income tax expense for the nine months ended September 30, 2013, representing an increase of $1.3 million, which was mainly due to an increase in income before income tax. The income before income tax increased to $36.2 million for the nine months ended September 30, 2014 from $29.1 million for the same period in 2013 and the effective tax rate was consistent with the same period of last year (See Note 25).

Net Income

Net income was $29.9 million for the nine months ended September 30, 2014, compared to net income of $24.1 million for the nine months ended September 30, 2013, representing an increase of $5.8 million, which was mainly due to an increase in income before income tax expenses and equity in earnings of affiliated companies of $7.1 million, offset by an increase in income tax expenses of $1.3 million.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $5.4 million and $4.6 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company owns equity interests in eleven non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted for under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of September 30, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, the Company recorded $5.4 million and $4.6 million, respectively, for the non-controlling interests’ share in the earnings of the consolidated non-wholly owned subsidiaries.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $24.5 million for the nine months ended September 30, 2014, compared to net income attributable to parent company’s common shareholders of $19.5 million for the nine months ended September 30, 2013, representing an increase of $5.0 million, reflecting an increase in net income.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of September 30, 2014, the Company had cash and cash equivalents and short-term investments (excluding pledged deposit) of $79.5 million, compared to $89.5 million as of December 31, 2013, representing a decrease of $4.7 million, or 5.3%.

The Company had working capital of $189.8 million as of September 30, 2014, compared to $179.3 million as of December 31, 2013, representing an increase of $10.1 million, or 5.6%.

The Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The Company believes that, in view of its current cash position as of September 30, 2014, the cash expected to be generated from the operations and funds available from bank borrowings as detailed in subsequent paragraphs will be sufficient to meet its working capital and capital expenditure requirements (including the repayment of bank loans) for at least twelve months commencing from September 30, 2014.

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

The Company had short-term bank and government loans of $45.6 million, including bank loans of $40.7 million and a government loan of $4.9 million (See Note 14); and bankers’ acceptances of $74.0 million (See Note 15) as of September 30, 2014.

The Company currently expects to be able to obtain similar bank loans (i.e., RMB loans) and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements (see the table under “Bank Arrangements” below for more information). If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be lowered by approximately $9.4 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $9.4 million as of the maturity date of such line of credit agreements (see the table under “Bank Arrangements” below for more information). The Company can still obtain a reduced line of credit with a reduction of $9.4 million, which is 66.90% (the mortgage rate) of $14.0 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of September 30, 2014, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available (4)	Amount Used		Assessed Mortgage Value (6)
1. Comprehensive credit facilities	Bank of China	Mar 2015	$22,918	$15,481		$11,027

2. Comprehensive credit facilities	Jingzhou Commercial Bank	July 2015	29,256	12,897		59,053

3. Comprehensive credit facilities	China Construction Bank	Nov 2014	11,377	-		30,759

4. Comprehensive credit facilities	Shanghai Pudong Development Bank(1)	Mar 2015	25,356	8,289		13,177

5. Comprehensive credit facilities	China CITIC Bank(1) (5)	Nov 2014	16,254	7445		15,996
	China CITIC Bank	July 2016	4,876	2,438

6. Comprehensive credit facilities	China Everbright Bank	Sep 2015	4,876	3,226		8,323

7. Comprehensive credit facilities	China Huaxia Bank(1) (5)	Sep 2014	26,006	13,122		-

8. Comprehensive credit facilities	ICBC Macau	May 2015	30,000	30,000		32,151

9. Comprehensive credit facilities	HSBC (China) Company Limited	July 2015	5,000	5,000		5,364

Total			$175,919	$97,898	(2)	$175,850	(3)

(1)	Each of Henglong’s comprehensive credit facility with China CITIC Bank, Henglong and Jielong's comprehensive credit facility with Shanghai Pudong Development Bank, and Henglong's comprehensive credit facility with China Hua Xia Bank, is required to be guaranteed by Jiulong, another subsidiary of the Company, in addition to the above pledged assets.

(2)	The amount used includes bank loans of $39.1 million and notes payable of $58.8 million as of September 30, 2014. The remainder of $6.5 million of bank and government loan and $15.1 million of notes payable was 100% secured by bank notes and time deposit without utilization of credit lines.

(3)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of September 30, 2014, the pledged assets included $43.2 million of accounts and notes receivable, $5.4 million of time deposits, and other pledged assets with an assessed value of $127.3 million.

(4)	The amount available is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	As at the date of this report, the comprehensive credit facility with China CITIC Bank and China Huaxia Bank has expired. The Company is negotiating the renewal of the credit facilities with the bank and expects to obtain the renewal in late November 2014. As the Company has obtained sufficient comprehensive lines of credit from other banks, the Company does not anticipate any significant adverse impact on its financial position if the Company fails to renew this credit facility.

(6)	The pledged cash deposits, which are disclosed in Note 4 to the consolidated financial statements in this Report, were not included in the assessed mortgage value.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company renewed its existing short-term bank loans and borrowed new bank loans during 2014 at annual interest rates of 1.70% to 7.20%, and loan terms of five to twelve months. Pursuant to the comprehensive credit line arrangement the Company pledged and guaranteed:

(1)	Accounts receivable, land use rights and buildings with an assessed value of approximately $11.0 million as security for its comprehensive credit facility with the Bank of China;

(2)	Equipment with an assessed value of approximately $59.0 million as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank;

(3)	Equipment, land use rights and buildings with an assessed value of approximately $30.8 million as security for its comprehensive credit facility with China Construction Bank;

(4)	Land use rights and buildings with an assessed value of approximately $13.2 million as security for its comprehensive credit facility with Shanghai Pudong Development Bank;

(5)	Land use rights and buildings with an assessed value of approximately $16.0 million as security for its comprehensive credit facility with China CITIC Bank;

(6)	Land use rights and buildings with an assessed value of approximately $8.3 million as security for its comprehensive credit facility with China Everbright Bank;

(7)	Henglong’s comprehensive credit facility with China Hua Xia Bank is guaranteed by Jiulong, another subsidiary of the Company;

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

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB 197.8 million (equivalent to approximately $32.2 million). The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013.

On May 7, 2013, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2014. The interest rate of the Credit Facility under the extended term is calculated based on three-month LIBOR plus 2.0% per annum, Except for the above, all other terms and conditions stipulated in the Credit Agreement remain unchanged.

On May 13, 2014, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 12, 2015. The interest rate of the Credit Facility under the extended term is revised as three-month LIBOR plus 2.55% per annum. Except for the above, all other terms and conditions stipulated in the Credit Agreement remain unchanged. As of September 30, 2014, the interest rate of the Credit Facility was 2.80 % per annum (See Note 6).

(9)

On July 16, 2014, Great Genesis entered into a credit facility agreement, with HSBC HK to obtain a non-revolving credit facility in the amount of $5.0 million, the “HSBC Credit Facility”. The HSBC Credit Facility will expire on July 1, 2015 and has an annual interest rate of 1.7%. Interest is paid on the twentieth day of each month and the principal repayment is at maturity. As security for the HSBC Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide HSBC HK with the Standby Letter of Credit for a total amount of not less than $5.4 million if the HSBC Credit Facility is fully drawn.

On July 22, 2014, Great Genesis drew down a loan amounting to $ 5.0 million provided by HSBC HK and Hubei Henglong provided a Standby Letter of Credit for an amount of $5.4 million in favor of HSBC HK. Hubei Henglong’s Standby Letter of Credit was issued by HSBC Bank (China) Company Limited Wuhan branch and is collateralized by short-term investments of Hubei Henglong of RMB 33.0 million (equivalent to approximately $5.4 million).

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

		Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term loan including interest payable	$46,553	$46,553	$-	$-	$-
Notes payable (1)	73,977	73,977	-	-	-
Obligation for investment contract (2)	8,127	813	4,876	2,438	-
Other contractual purchase commitments, including service agreements	8,349	3,715	4,634	-	-
Total	$137,006	$125,058	$9,510	$2,438	$-

(1)	Notes payable do not bear interest.

(2)	On September 22, 2014, Hubei Henglong entered into an agreement with seven other parties to establish the Venture Fund, under which Hubei Henglong has committed to make investments of 17.9% or RMB 50.0 million (equivalent to approximately $8.1 million) into the Venture Fund in three installments. On October 20, 2014, Hubei Henglong made its first capital contribution of RMB 5 million (equivalent to approximately $0.8 million). The remaining capital commitment of RMB 45 million (equivalent to approximately $7.3 million) will be paid upon capital calls received from the Venture Fund.

Short-term Loans

The following table summarizes the contract information of short-term borrowings among the banks and the government of the PRC and the Company as of September 30, 2014 (figures are in thousands of USD):

Bank / PRC Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date

ICBC Macau(1)	Working Capital	13 May, 2014	12	2.80%	Pay quarterly	12 May 2015	$30,000

Industrial and Commercial Bank of China(2)	Working Capital	26 May, 2014	5	6.16%	Pay quarterly	25 Oct 2014	732

Chongqiong Commercial Bank	Working Capital	6 Jun, 2014	12	6.00%	Pay quarterly	6 Jun 2015	894

China CITIC Bank	Working Capital	8 Aug, 2014	12	7.20%	Pay quarterly	7 Aug 2015	2,438

Shanghai Pudong Development Bank	Working Capital	16 Jul, 2014	12	6.39%	Pay monthly	15 Jul 2015	1,625

HSBC Bank (China) Company Limited	Working Capital	22 Jul, 2014	12	1.70%	Pay monthly	1 Jul 2015	5,000

Financial Bureau of Jingzhou Development Zone	Working Capital	28 Mar, 2014	12	3.00%	Pay upon maturity	15 Mar 2015	4,876

Total							$45,565

(1)	The original borrowing date and maturity date of this loan was May 22, 2012 and May 22, 2013, respectively. The original maturity date was extended to May 12, 2015.

(2)	The borrowings were repaid in full in October 2014.

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

Management believes that the Company had complied with such financial covenants as of September 30, 2014, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of September 30, 2014 (figures are in thousands of USD):

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital (1)	3-6	Oct. -14	$11,919
Working Capital	3-6	Nov -14	12,202
Working Capital	3-6	Dec -14	10,213
Working Capital	3-6	Jan -15	11,972
Working Capital	3-6	Feb -15	13,315
Working Capital	3-6	Mar -15	14,356
Total (See Note 15)			$73,977

(1)	The notes payable were repaid in full in October 2014.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of September 30, 2014, and believes it will continue to comply with them.

Cash Flows

(a)	Operating activities

Net cash provided by operations during the nine months ended September 30, 2014 was $8.1 million, compared to net cash provided by operations of $0.7 million for the same period of 2013, representing an increase of $7.4 million.

During the nine months ended September 30, 2014, the increase in net cash provided by operations was mainly due to the net effect of:

(1)	The increase in net income (excluding non-cash items) by $6.3 million;

(2)	The change in balance of pledge deposits which led to an increase in net cash provided by operations of $0.5 million;

(3)	A decrease in the growth rate of balance of accounts and notes receivable which led to an increase in net cash provided by operations of $17.6 million, which was mainly due to the sales of the Company’s goods always being on credit terms ranging from 4 to 6 months, the fact that, during the nine months ended September 30, 2014, there was a smaller increase in sales revenue of the Company’s products compared with the same period last year, and the Company’s collection strength, which led to a significant decrease in the growth rate of the ending balance of accounts receivable compared with the same period last year;

(4)	The change in balance of inventories led to a decrease in net cash provided by operations of $8.4 million, which was mainly due to an increase in inventory as a result of the increased growth rate of sales that were not completed, and the Company has actively adjusted its production plan to decrease inventory;

(5)	The change in balance of accounts and notes payable which led to a decrease in net cash provided by operations of $3.8 million, which was mainly due to the Company having paid more accounts and notes payable as a result of more accounts and notes payable being due and payable in the current period;

(6)	The change in accrued expenses and other payable which led to a decrease in net cash provided by operations of $2.9 million, which was mainly due to the Company paying certain legal expenses, audit fees and consulting fees that accrued in the prior year during the current period; and

(7)	The change of balance of tax payable, which led to a decrease in net cash provided by operations of $2.0 million.

(b)	Investing activities

The Company used net cash of $16.0 million in investment activities during the nine months ended September 30, 2014, compared to $34.9 million during the same period of 2013, representing a decrease of $18.9 million, which was mainly due to an increase in purchase of equipment of $2.3 million, the acquisition of Fujian Qiaolong cost of $3.0 million in cash, an increase in gain on sale of property, plant and equipment of $0.7 million, and most time deposits having matured and carried forward to short-term deposits in the current period, which led to an increase of $24.1 million (See Note 5).

(c)	Financing activities

During the nine months ended September 30, 2014, the Company used net cash in financing activities of $4.0 million, compared to $0.6 million for the same period of 2013, representing an increase of $3.4 million, which was mainly due to the net effect of (1) the proceeds from and repayments of government and bank loans having increased by $5.4 million and (2) the payment of dividends to non-controlling interest having increased by $4.7 million and payment of dividends on common stock having increased by $4.3 million.

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2014. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2014.

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

Pursuant to the Review and the resulting conclusions by management, the Company is taking the following steps to remediate the identified material weakness: (1) the Company’s policies and procedures with respect to related party transactions are being amended to clarify their scope, as well as certain definitions and internal reporting and approval requirements; (2) a training program is being designed and implemented, which will be mandatory for relevant Company personnel and which will focus on the scope and application of the Company’s controls concerning related party transactions, including reporting and approval requirements; (3) policies and procedures will be amended to clarify that any identified errors relating to the reporting and submission for approval of related party transactions should be immediately brought to the attention of the Audit Committee by the Finance Department or the Internal Audit Department; and (4) as directed by the Audit Committee, the Company’s Internal Audit Department will conduct and report to the Audit Committee with respect to a series of special audits designed to assess the implementation of the subject policies and procedures, the Company’s controls regarding related party transactions and relevant staff members’ awareness of the Company’s procedures and controls regarding related party transactions. During the three months ended September 30, 2014, the Company continued to implement the remediation measures described above.

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

Changes in Internal Control Over Financial Reporting

Other than as described herein, there have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Securities Action - Southern District of New York. On October 25, 2011, a purported securities class action was filed in the United States District Court for the Southern District of New York on behalf of all purchasers of the Company’s securities between March 25, 2010 and March 17, 2011. On February 24, 2012, the plaintiffs filed an amended complaint, changing the purported class period to between May 12, 2009 and March 17, 2011. The amended complaint alleged that the Company, certain of its present officers and directors, and the Company’s former independent accounting firm violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, and sought unspecified damages. The Company filed a motion to dismiss the amended complaint, which the court denied on August 8, 2012. On September 4, 2012, the Company filed an answer to the amended complaint. On January 15, 2013, plaintiffs filed a motion to certify the purported class, which the court denied on May 31, 2013. On July 17, 2013, plaintiffs filed a petition for permission to appeal the order denying class certification, and, on August 1, 2013, the Company filed an answer in opposition to the petition. On October 23, 2013, the Court of Appeals for the Second Circuit denied plaintiffs’ petition for permission to appeal. On December 6, 2013, plaintiffs filed a motion for preliminary approval of a settlement with the Company’s former independent accounting firm and certification of a proposed settlement class, which the district court denied on January 15, 2014. On March 28, 2014, the Company and plaintiffs entered into a settlement agreement. As part of the settlement, on April 29, 2014, the Company and plaintiffs filed a stipulation dismissing all claims by plaintiffs against the Company and its current and former officers and directors, with no admission of any wrongdoing or liability. On April 29, 2014, the court entered an order granting the dismissal. The settlement had no material effect on the condensed unaudited consolidated financial statements for the three months and nine months ended September 30, 2014.

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

Other than as set forth in Item 1A of Part II in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, there have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Note 19 to the Condensed Unaudited Consolidated Financial Statements for a description of the Stock Exchange Agreement by which the Company has issued unregistered shares as consideration for the acquisition of the minority interests in two subsidiaries of the Company. On October 13, 2014, the Company completed its issuance of 4,078,000 common shares to nominee holders designated by Jiulong Machinery Electricity. The shares were issued in a private placement transaction that was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

10.2

Stock Exchange Agreement dated August 11, 2014 by and among Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., China Automotive Systems, Inc. and Hubei Henglong Automotive System Group Co., Ltd.

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, were filed on November 12, 2014 formatted in Extensible Business Reporting Language (XBRL):

(i)	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income,

(ii)	Condensed Unaudited Consolidated Balance Sheets,

(iii)	Condensed Unaudited Consolidated Statements of Cash Flows, and

(iv)	related notes

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: November 12, 2014	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: November 12, 2014	By:	/s/ Jie Li
Jie Li
Chief Financial Officer

