Form 10-K
period 2014-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2015-03-26
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes  ☐              No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, based upon the price of $8.69 that was the closing price of the common stock as reported on the NASDAQ Stock Market under the symbol “CAAS” on such date, was approximately $68.2 million.

The Company has 32,121,019 shares of Common Stock outstanding as of March 26, 2015.

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

PART I

ITEM 1 .      BUSINESS.

COMPANY HISTORY

China Automotive Systems, Inc., “China Automotive” or the “Company,” was incorporated in the State of Delaware on June 29, 1999. Through its subsidiary, Great Genesis Holdings Limited, “Genesis,” a corporation organized under the laws of the Hong Kong Special Administrative Region, China, it owns interests in nine Sino-joint ventures and three wholly-owned subsidiaries in the People’s Republic of China, “China” or the “PRC,” which manufacture power steering systems and/or related products for different segments of the automobile industry. Genesis also owns interests in a Brazil-based trading company, which engages mainly in the import and sales of automotive parts in Brazil.

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

Set forth below is an organizational chart as at December 31, 2014.

China Automotive Systems, Inc. [NASDAQ:CAAS]
↓ 100%					↓ 100%
Great Genesis Holdings Limited					Henglong USA Corporation
↓
↓ 100.00%							↓ 70%
Hubei							Shenyang Jinbei
Henglong							Henglong
Automotive							Automotive
System Group							Steering System
Co., Ltd.							Co., Ltd.
“ Hubei Henglong ” [1]							“ Shenyang ” [2]
↓
↓ 100%	↓ 100%	↓ 83.34%	↓ 77.33%	↓ 85%	↓ 50.00%	↓ 70%	↓ 80.00%
Jingzhou	Shashi	Universal	Wuhu	Wuhan	Beijing	Chongqing	CAAS
Henglong	Jiulong	Sensor	Henglong	Jielong	Henglong	Henglong	Brazil’s
Automotive	Power	Application,	Automotive	Electric	Automotive	Hongyan	Imports And
Parts Co.,	Steering	Inc.	Steering	Power	System Co.,	Automotive	Trade In
Ltd.	Gears		System Co.,	Steering Co.,	Ltd.,	System	Automotive
“ Henglong ” [3]	Co., Ltd.	“ USAI ” [5]	Ltd.	Ltd	“ Beijing	Co., Ltd	Parts Ltd.,
↓	“ Jiulong ” [4]		“ Wuhu ” [6]	“ Jielong ” [7]	Henglong” [8]	“ Chongqing Henglong ” [9]	“ Brazil Henglong” [10]
↓
↓ 80.00%	↓51%			↓85%
Jingzhou Henglong Automotive Technology (Testing) Center “ Testing Center” [11]	Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong” [12]			Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”[13]

1.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

2.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

3.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light-duty vehicles. On August 11, 2014, the Company entered into a stock exchange agreement, the “Exchange Agreement”, with a third party, Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., “Jiulong Machine”, under which the Company issued 3,260,000 of its common shares in a private placement for the acquisition of the 20% equity interest in Henglong held by Jiulong Machine. On September 26, 2014, the Company obtained the 20% equity interest in Henglong and completed its share registration with the local government administrative bureau. While the Company retained its controlling interest in Henglong, the Company’s acquisition of the non-controlling interest was accounted for as an equity transaction. On October 13, 2014, the Company completed its issuance of 3,260,000 common shares in a private placement to nominee holders of Jiulong Machine (See Notes 18 and 22).

4.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles. On August 11, 2014, the Company entered into the Exchange Agreement, with Jiulong Machine under which the Company issued 818,000 of its common shares in a private placement for the acquisition of the 19% equity interest in Jiulong held by Jiulong Machine. On September 26, 2014, the Company obtained the 19% equity interest in Jiulong and completed its share registration with the local government administrative bureau. While the Company retained its controlling interest in Jiulong, the Company’s acquisition of the non-controlling interest was accounted for as an equity transaction. On October 13, 2014, the Company completed its issuance of 818,000 common shares in a private placement to nominee holders of Jiulong Machine (See Notes 18 and 22).

5.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	Jielong was established in 2006 and mainly engages in the production and sales of automobile steering columns.

8.	Beijing Henglong was established in 2010 and mainly engages in the design, development and manufacture of both hydraulic and electric power steering systems and parts. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for by the equity accounting method.

9.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

10.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sale of automotive parts in Brazil.

11.	Testing Center was established in 2009 and mainly engages in the research and development of new products.

12.	In the second quarter of 2014, Hubei Henglong acquired a 51.0% ownership interest in Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong”, a special purpose vehicle manufacturer and dealer with automobile repacking qualifications, based in Fujian, China. Fujian Qiaolong mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles.

13.	In May 2014, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China. The registered capital of Wuhan Chuguanjie is RMB30.0 million, equivalent to approximately $4.9 million. At the date of release of this annual report, Jielong has completed the capital injection of RMB25.0 million, equivalent to approximately $4.1 million.

The Company has business relationships with more than sixty vehicle manufacturers, including FAW Group and Dongfeng Auto Group Co., Ltd, two of the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd., the largest light vehicle manufacturer in China; Chery Automobile Co., Ltd, the largest state owned car manufacturer in China, and BYD Auto Co., Ltd and Zhejiang Geely Automobile Co., Ltd., the largest privately owned car manufacturers in China. The PRC-based joint ventures of General Motors (GM), Volkswagen, Citroen and Chrysler North America are all key customers of the Company. Starting in 2008, the Company has supplied power steering gears to the Sino-foreign joint ventures established by GM, Citroen and Volkswagen in China. The Company has supplied power steering gear to Chrysler North America since 2009.

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

STRATEGIC PLAN

The Company’s short to medium term strategic plan is to focus on both domestic and international market expansion. To achieve this goal and higher profitability, the Company focuses on brand recognition, quality control, cost efficiency, research and development and strategic acquisitions. Set forth below are the Company’s programs:

—	Brand Recognition. Under the brands of Henglong and Jiulong, the Company offers four separate series of power steering sets and 310 models of power steering sets, steering columns and steering hoses.

—	Quality Control. The Henglong and Jiulong manufacturing facilities obtained the ISO/TS 16949 System Certification in January 2004, a well-recognized quality control system in the auto industry developed by TUVRheindland of Germany.

—	Cost Efficiency. By improving the Company’s production ability and enhancing equipment management, optimizing the process and products structure, perfecting the supplier system and cutting production cost, the Company’s goal is to achieve a more competitive profit margin.

—	Research and Development. The Company established Testing Center for the research and development of products and, by partnering with Nanyang Ind. Co. Ltd. and Tsinghua University for the development of advanced steering systems, the Company’s objective is to gain increased market share in China.

—	International Expansion. The Company has entered into agreements with several international vehicle manufacturers and auto parts modules suppliers and carried on preliminary negotiations regarding future development projects.

—	Acquisitions. The Company is exploring opportunities to create long-term growth through new ventures or acquisitions of other auto component manufacturers. The Company will seek acquisition targets that meet the following criteria:

•	companies that can be easily integrated into product manufacturing and corporate management;

•	companies that have strong joint venture partners that would become major customers; and

•	companies involved with power steering systems.

CUSTOMERS

The Company’s ten largest customers represented 66.8% of the Company’s total sales for the year ended December 31, 2014. The following table sets forth information regarding the Company’s ten largest customers.

Percentage of Total
Name of Major Customers	Revenue in 2014
Chrysler North America	11.5%
Dongfeng Auto Group Co., Ltd.	8.6%
Beiqi Foton	8.0%
SAIC Motor	7.6%
Baoding Great Wall Automobile Holding Co., Ltd.	6.5%
Zhejiang Geely Holding Group	5.4%
Shengyang Brilliance Jinbei Automobile Co., Ltd.	5.3%
China FAW Group Corporation	5.0%
BYD Auto Co., Ltd	4.6%
Chery Automobile Co., Ltd.	4.3%
Total	66.8%

The Company primarily sells its products to the above-mentioned original equipment manufacturing, “OEM”, customers; it also has excellent relationships with them, including serving as their first-rank supplier and developer for product development for new models. While the Company intends to continue to focus on retaining and winning this business, it cannot ensure that it will succeed in doing so. It is difficult to keep doing business with the above-mentioned OEM customers as a result of severe price competition and customers’ diversification of their supply base. The Company’s business would be materially and adversely affected if it loses one or more of these major customers.

SALES AND MARKETING

The Company’s sales and marketing team has 136 sales persons, which are divided into an OEM team, a sales service team and a working group dedicated to international business. These sales and marketing teams provide a constant interface with the Company’s key customers. They are located in all major vehicle producing regions to represent more effectively the Company’s customers’ interests within the Company’s organization, to promote their programs and to coordinate their strategies with the goal of enhancing overall service and satisfaction. The Company’s ability to support its customers is further enhanced by its broad presence in terms of sales offices, manufacturing facilities, engineering technology centers and joint ventures.

The Company’s sales and marketing organization and activities are designed to create overall awareness and consideration of, and therefore to increase sales of the Company’s modular systems and components. To achieve that objective, the Company organized delegations to visit the United States, Korea, India and Japan and has supplied power steering gear to Chrysler North America. Through these activities, the Company has generated potential business interest as a strong base for future development.

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

EMPLOYEES AND FACILITIES

As of December 31, 2014, the Company employed approximately 4,310 persons, including approximately:

•	2,881 by Henglong (including Testing Center formed by Henglong) and Jiulong;
•	328 by Shenyang;
•	20 by USAI;
•	143 by Wuhu;
•	240 by Jielong;
•	472 by Hubei Henglong;
•	16 by HLUSA;
•	113 by Chongqing Henglong;
•	10 by Brazil Henglong; and
•	87 by Fujian Qiaolong.

As of December 31, 2014, each of Henglong and Jiulong, as a whole, Shenyang, Wuhu, Jielong and Hubei Henglong, as a whole, Chongqing Henglong and Fujian Qiaolong had a manufacturing and administration area of 150,689 square meters, 35,354 square meters, 83,705 square meters, 177,747 square meters, 17,188 square meters and 34,449 square meters, respectively.

Hubei Province, which is home to Dongfeng, one of the largest automakers in China, provides an ample supply of inexpensive but skilled labor to automotive-related industries. The annual production of one of the Company’s main products, power steering gears, was approximately 5.0 million units and 4.3 million units in 2014 and 2013, respectively. Although the production process continues to rely heavily on manual labor, the Company has invested substantially in high-level production machinery to improve capacity and production quality. Approximately $51.8 million was spent over the last three years to purchase professional-grade equipment and extend workshops, approximately 72.4% of which has been used in the production process as of December 31, 2014.

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

The Company’s purchases from its ten largest suppliers represented in the aggregate 23.4% of all components and raw materials it purchased for the year ended December 31, 2014, and none of them provided more than 10% of total purchases.

All components and raw materials are available from numerous sources. The Company has not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally does not carry inventories of these items in excess of what is reasonably required to meet its production and shipping schedules.

RESEARCH AND DEVELOPMENT

The Company owns the Testing Center, a Hubei Provincial-Level technical center, which has been approved by the Hubei Economic Commission. The center has a staff of about 500, including 49 senior engineers, 6 foreign experts and 247 engineers, primarily focusing on steering system R&D, tests, production process improvement and new material and production methodology application.

In addition, the Company has partnered with Tsinghua University to establish a steering system research center, called Tsinghua Henglong Automobile Steering Research Institute, for the purposes of R&D and experimentation for EPS.

The Company believes that its engineering and technical expertise, together with its emphasis on continuing research and development, allow it to use the latest technologies, materials and processes to solve problems for its customers and to bring new, innovative products to market. The Company believes that continued research and development activities, including engineering, are critical to maintaining its pipeline of technologically advanced products. The Company has aggressively managed costs in other portions of its business in order to increase its total expenditures for research and development activities, including engineering, at approximately $23.0 million and $20.9 million for the years ended December 31, 2014 and 2013, respectively. The increase in 2014 is mainly due to the large expenditure in EPS R&D, because the Company believes demands for new EPS products will increase significantly in the future. In 2013 and 2014, the sales of such newly developed products accounted for about 9.3% and 12.1%, respectively, of total sales.

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

CHINESE AUTOMOBILE INDUSTRY

The Company is a supplier of automotive parts and most of its operations are located in China. An increase or decrease in the output and sales of Chinese vehicles could result in an increase or decrease of the Company’s results of operations. According to the latest statistics from the China Association of Automobile Manufacturers, “CAAM,” in 2014, the output and sales volume of vehicles in China have reached 23.7 million and 23.5 million units, respectively, an increase of 7.3% and 6.9% compared to 2013. The output and sales volume of passenger vehicles in 2014 was 19.9 million and 19.7 million units respectively, an increase of 10.2% and 9.9% compared to 2013. The output and sales volume of commercial vehicles in 2014 was 3.8 million and 3.8 million units, respectively, a decrease of 5.7% and 6.5%, respectively, compared to 2013. Accordingly, in 2014, the Company’s sales of steering gears for passenger vehicles and commercial vehicles increased by 19.6% and 1.4%, respectively, compared to 2013.

With the recovery of the overall economy of China and the continued increase in the income of China’s urban and rural residents, the automobile industry had single-digit growth in 2014. Industry analysts expect that market growth will continue in 2015 at an annual rate of about 8% to 10%.

Management believes that the continuing development of the highway system will have a significant positive long-term impact on the manufacture and sale of private automobiles in the PRC. Statistics from the Ministry of Transport show that 93,800 kilometers of highway and 7,450 kilometers of expressway were built in 2014. Total highways and expressways in the PRC now amount to 4,335,800 kilometers and 111,450 kilometers, respectively.

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

During the years ended December 31, 2013 and 2014, the Company did not make any material capital expenditures relating to environmental compliance.

FINANCIAL INFORMATION AND GEOGRAPHIC AREAS

Financial information about sales and long-term assets by major geographic region can be found in Note 32, “Segment Reporting” to the consolidated financial statements in this Report. The following table summarizes the percentage of sales and total assets by major geographic regions:

	Net Sales		Long-term assets
	Year Ended December 31,		As of December 31
	2014	2013	2014	2013

Geographic region:
United States	12.4%	12.1%	0.8%	0.9%
China	87.5	87.7	99.1	99.1
Other foreign countries	0.1	0.2	0.1	0.0
Total consolidated	100.0%	100.0%	100.00%	100.0%

WEBSITE ACCESS TO SEC FILINGS

The Company files electronically with, or furnishes to, the SEC its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) of the Securities Exchange Act of 1934. The Company makes available free of charge on its web site (www.caasauto.com) all such reports as soon as reasonably practicable after they are filed.

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

For the year ended December 31, 2014, approximately 11.5%, 8.6%, 8.0% and 7.6% of the Company’s sales were to Chrysler North America, Dongfeng Auto Group Co., Ltd., Beiqi Foton and SAIC Motor, the Company’s four largest customers in 2014, respectively. In total, these four largest customers accounted for 35.7% of total sales in 2014. For the year ended December 31, 2013, approximately 11.1%, 8.9%, 7.8% and 7.7% of the Company’s sales were to Chrysler North America, SAIC GM Wuling Automobile Co., Zhejiang Geely Holding Co., Ltd. and Baoding Great Wall Automobile Holding Co., Ltd., the Company’s four largest customers in 2013, respectively. In total, these four largest customers accounted for 35.5% of total sales in 2013. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

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

The Company’s management controls approximately 62.4% of its outstanding common stock and may have conflicts of interest with the Company’s minority stockholders.

As of December 31, 2014, members of the Company’s management beneficially own approximately 62.4% of the outstanding shares of the Company’s common stock. As a result, except for the related party transactions that require approval of the audit committee of the board of directors of the Company, these majority stockholders have control over decisions to enter into any corporate transaction, which could result in the approval of transactions that might not maximize overall stockholders’ value. Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock. The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders. The Company regularly engages in transactions with entities controlled by one or more of its officers and directors, including those controlled by Mr. Hanlin Chen, the chairman of the board of directors of the Company and its controlling stockholder.

There is a limited public float of the Company’s common stock, which can result in the Company’s stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock or derivative securities.

There is a limited public float of the Company’s common stock. As of December 31, 2014, approximately 37.6% of the Company’s outstanding common stock is considered part of the public float. The term “public float” refers to shares freely and actively tradable on the NASDAQ Capital Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act. As a result of the limited public float and the limited trading volume on some days, the market price of the Company’s common stock can be volatile, and relatively small changes in the demand for or supply of the Company’s common stock can have a disproportionate effect on the market price for its common stock. This stock price volatility could prevent a security holder seeking to sell the Company’s common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

The Company is subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stock” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of December 31, 2014, the closing price for the Company’s common stock was $7.09. If the Company’s stock is a “penny stock”, it may become subject to Rule 15g-9 under the Securities Exchange Act of 1934, the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors,” generally, individuals with a net worth in excess of $1.0 million or annual incomes exceeding $0.2 million, or $0.3 million together with their spouses. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of purchasers to sell any of the Company’s securities in the secondary market.

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

The Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013 and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013. As of December 31, 2014, the Company has implemented measures to address the material weakness and, in the opinion of management, the material weakness identified by management has been fully remediated as of December 31, 2014.

If the Company fails to maintain the adequacy of its internal controls in the future, it will not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act.  Moreover, effective internal controls are necessary for the Company to produce reliable financial reports and are important to help prevent fraud.  Any failure to maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of the Company’s financial statements, which in turn could harm its business and negatively impact the trading price of its common stock.  Furthermore, the Company may need to incur additional costs and use additional management and other resources in an effort to comply with Section 404 of the Sarbanes-Oxley Act and other requirements going forward.

The Company generally does not pay cash dividends on its common stock.

Although the Company announced a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014, it does not anticipate paying any other cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the Company’s board of directors deems relevant.

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

The Company’s long-term business strategy relies on the expansion of its international sales outside China by targeting markets, such as the United States and Brazil. The Company’s net sales outside of China increased from $51.3 million in 2013 to $58.3 million in 2014. Risks affecting the Company’s international expansion include challenges caused by distance, language and cultural differences, conflicting and changing laws and regulations, foreign laws, international import and export legislation, trading and investment policies, foreign currency fluctuations, the burdens of complying with a wide variety of laws and regulations, protectionist laws and business practices that favor local businesses in some countries, foreign tax consequences, higher costs associated with doing business internationally, restrictions on the export or import of technology, difficulties in staffing and managing international operations, trade and tariff restrictions, and variations in tariffs, quotas, taxes and other market barriers. These risks could harm the Company’s international expansion efforts, which could in turn materially and adversely affect its business, operating results and financial condition.

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

The Company receives most of its revenues in Chinese Renminbi,“RMB”. A portion of such revenues will be converted into other currencies to meet the Company’s foreign currency obligations. Foreign exchange transactions under the Company’s capital account, including principal payments in respect of foreign currency-denominated obligations, continue to be subject to significant foreign exchange controls and require the approval of the State Administration of Foreign Exchange in China. These limitations could affect the Company’s ability to obtain foreign exchange through debt or equity financing, or to obtain foreign exchange for capital expenditures.

The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of RMB into foreign currency. In July 2005, the Chinese government has adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”. Between July 2005 to December 2014, the exchange rate between the RMB and the U.S. dollar appreciated from RMB1.00 to $0.1205 to RMB1.00 to $0.1634. The Company believes that this significant appreciation will continue for the near future. Significant appreciation of the RMB is likely to decrease the income of export products and decrease the Company’s cash flow.

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

The Company may be subject to fines and legal sanctions imposed by State Administration of Foreign Exchange, “SAFE”, or other Chinese government authorities if it or its Chinese directors or employees fail to comply with recent Chinese regulations relating to employee share options or shares granted by offshore listed companies to Chinese domestic individuals.

On December 25, 2006, the People’s Bank of China, or PBOC, issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by SAFE on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans with Chinese domestic individuals’ participation require approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese domestic individuals who are granted share options or shares by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with the SAFE and complete certain other procedures. As the Company is an offshore listed company, its Chinese domestic directors and employees who may be granted share options or shares shall become subject to the Stock Option Rule. Under the Stock Option Rule, employees stock holding plans, share option plans or similar plans of offshore listed companies with Chinese domestic individuals’ participation must be filed with the SAFE. After the Chinese domestic directors or employees exercise their options, they must apply for the amendment to the registration with the SAFE. As of December 31, 2014, the Company has completed such SAFE registration and other related procedures according to PRC law. If the Company or its Chinese domestic directors or employees fail to comply with these regulations in the future, the Company or its Chinese domestic directors or employees may be subject to fines or other legal sanctions imposed by the SAFE or other Chinese government authorities.

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

If additional remedial measures are imposed on the Big Four PRC-based accounting firms, including our independent registered public accounting firm, in administrative proceedings brought by the SEC alleging the firms’ failure to meet specific criteria set by the SEC, we could be unable to timely file future financial statements in compliance with the requirements of the Securities Exchange Act of 1934.

In December 2012, the SEC instituted administrative proceedings against the Big Four PRC-based accounting firms, including our independent registered public accounting firm, alleging that these firms had violated U.S. securities laws and the SEC’s rules and regulations thereunder by failing to provide to the SEC the firms’ audit work papers with respect to certain PRC-based companies that are publicly traded in the United States. On January 22, 2014, the administrative law judge (ALJ) presiding over the matter rendered an initial decision that each of the firms had violated the SEC’s rules of practice by failing to produce audit work papers to the SEC. The initial decision censured each of the firms and barred them from practicing before the SEC for a period of six months. The Big Four PRC-based accounting firms appealed the ALJ’s initial decision to the SEC. The ALJ’s decision does not take effect unless and until it is endorsed by the SEC. In February 2015, the four China-based accounting firms each agreed to a censure and to pay a fine to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC and audit U.S.-listed companies. The settlement required the firms to follow detailed procedures and to provide the SEC with access to Chinese firms’ audit documents via the China Securities Regulatory Commission, or the CSRC. If future document productions fail to meet specified criteria, the SEC retains authority to impose a variety of additional remedial measures on the firms depending on the nature of the failure. While we cannot predict whether the SEC will further review the four China-based accounting firms’ compliance with specified criteria or if the results of such a review would result in the SEC imposing penalties such as suspensions or restarting the administrative proceedings, if the accounting firms are subject to additional remedial measures, our ability to file our financial statements in compliance with SEC requirements could be impacted. A determination that we have not timely filed financial statements in compliance with SEC requirements could ultimately lead to the delisting of our common stock from NASDAQ or the termination of the registration of our common stock under the Securities Exchange Act of 1934, or both, which would substantially reduce or effectively terminate the trading of our common stock in the United States.

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

		Total Area		Building Area	Original Cost of
Name of Entity	Product	(sq.m.)		(sq.m.)	Equipment	Site
Henglong	Automotive Parts	97,818	(1)	20,226	$55,438	Jingzhou City, Hubei Province
		13,393		13,707	$-	Wuhan City, Hubei Province
Jiulong	Power Steering Gear	39,478		23,728	$35,690	Jingzhou City, Hubei Province
Shenyang	Automotive Steering Gear	35,354		10,425	$6,169	Shenyang City, Liaoning Province
Chongqing	Steering Pumps	17,188		10,413	$2,431	Zhuji City, Zhejiang Province
Jielong	Electric Power Steering	-		-	$4,813	Wuhan City, Hubei Province
USAI	Sensor Modular	-		-	$1,021	Wuhan City, Hubei Province
Hubei Henglong	Automotive Steering Gear	177,747		65,749	$17,438	Jingzhou City, Hubei Province
Wuhu	Automotive Steering Gear	83,705		15,273	$4,610	Wuhu City, Anhui Province
Fujian Qiaolong	Special Purpose Vehicle Manufacturer	34,449		6,693	$257	Longyan City, Hujian Province
Total		499,132		166,214	$127,867

The Company is not involved in investments in real estate or interests in real estate, real estate mortgages, and securities of or interests in persons primarily engaged in real estate activities, as all of its land rights are used for production purposes.

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

MARKET PRICES OF COMMON STOCK

The Company’s common stock has been traded on the NASDAQ Capital Market under the symbol “CAAS”. The high and low bid intra-day prices of the common stock in 2014 and 2013 were reported on NASDAQ for the time periods indicated on the table below. Accordingly, the table below contains the high and low bid closing prices of the common stock as reported on the NASDAQ for the time periods indicated.

	Price Range
	2014		2013
	High	Low	High	Low
First Quarter	$8.89	$7.14	$5.99	$4.50
Second Quarter	$9.00	$7.26	$5.53	$4.01
Third Quarter	$10.58	$8.36	$10.00	$5.59
Fourth Quarter	$9.61	$6.73	$8.78	$6.32

STOCKHOLDERS

The Company’s common shares are issued in registered form. Securities Transfer Corporation in Frisco, Texas is the registrar and transfer agent for the Company’s common stock. As of December 31, 2014, there were 32,121,019 shares of the Company’s common stock (excluding 217,283 shares of the Company’s treasury stock) issued and outstanding and the Company had approximately 62 stockholders of record.

DIVIDENDS

On May 27, 2014, the Company announced the payment of a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014. The Company does not anticipate paying any other cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the Company’s board of directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The securities authorized for issuance under equity compensation plans at December 31, 2014 are as follows:

	Number of securities to be	Weighted average	Number of securities
	issued upon exercise of	exercise price of	remaining available for
Plan category	outstanding options	outstanding options	future issuance
Equity compensation plans approved by security holders	2,200,000	$8.87	1,653,650

The stock option plan was approved at the Annual Meeting of Stockholders held on June 28, 2005 and extended for ten years at the Annual Meeting of Stockholders held on September 16, 2014. The maximum common shares for issuance under the plan are 2,200,000. The term of the plan was extended to June 27, 2025.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this report.

GENERAL OVERVIEW

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company.” The Company, through its Sino-foreign joint ventures, engages in the manufacture and sales of automotive systems and components in the People’s Republic of China, the “PRC,” or “China.” Genesis, a company incorporated on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, is a wholly-owned subsidiary of the Company. Henglong USA Corporation, “HLUSA,” which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly. Furthermore, the Company owns the following aggregate net interests in the following wholly-owned subsidiaries and joint ventures organized in the PRC as of December 31, 2014 and 2013.

	Aggregate Net Interest
	December 31,	December 31,
Name of Entity	2014	2013
Henglong(1)	100.00%	80.00%
Jiulong(2)	100.00%	81.00%
Shenyang	70.00%	70.00%
USAI	83.34%	83.34%
Wuhu	77.33%	77.33%
Jielong	85.00%	85.00%
Hubei Henglong (3)	100.00%	100.00%
Testing Center	80.00%	80.00%
Beijing Henglong	50.00%	50.00%
Chongqing Henglong (4)	70.00%	70.00%
Brazil Henglong (5)	80.00%	80.00%
Fujian Qiaolong Special Purpose Vehicle Co., Ltd. (6)	51.00%	-
Wuhan Chuguanjie Automotive Science and Technology Ltd. (7)	85.00%	-

(1)	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light-duty vehicles. On August 11, 2014, the Company entered into the Exchange Agreement with Jiulong Machine under which the Company issued 3,260,000 of its common shares in a private placement for the acquisition of the 20% equity interest in Henglong held by Jiulong Machine. On September 26, 2014, the Company obtained the 20% equity interest in Henglong and completed its share registration with the local government administrative bureau. While the Company retained its controlling interest in Henglong, the Company’s acquisition of the non-controlling interest was accounted for as an equity transaction. (See Notes 18 and 22).

(2)	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles. On August 11, 2014, the Company entered into the Exchange Agreement with Jiulong Machine under which the Company issued 818,000 of its common shares in a private placement for the acquisition of the 19% equity interest in Jiulong held by Jiulong Machine. On September 26, 2014, the Company obtained the 19% equity interest in Jiulong and completed its share registration with the local government administrative bureau. While the Company retained its controlling interest in Jiulong, the Company’s acquisition of the non-controlling interest was accounted for as an equity transaction. (See Notes 18 and 22).

(3)	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

(4)	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

(5)	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sale of automotive parts in Brazil.

(6)	In the second quarter of 2014, the Company acquired a 51.0% ownership interest in Fujian Qiaolong, a special purpose vehicle manufacturer and dealer with automobile repacking qualifications, based in Fujian, China. Fujian Qiaolong mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles. The consideration was approximately $3.0 million.

(7)	In May 2014, Jielong formed a subsidiary, Wuhan Chuguanjie, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China. The registered capital of Wuhan Chuguanjie is RMB30.0 million, equivalent to approximately $4.9 million. At the date of release of this annual report, Jielong has completed the capital injection of RMB 25.0 million, equivalent to approximately $4.1 million.

RESULTS OF OPERATIONS

2014 Versus 2013 Comparative

Net Sales and Cost of Sales

For the years ended December 31, 2014 and 2013, net sales and cost of sales are summarized as follows (figures are in thousands of USD):

	Net Sales				Cost of sales
	2014	2013	Change		2014	2013	Change
Henglong	$293,866	$260,636	$33,230	12.7%	$243,951	$215,481	$28,470	13.2%
Jiulong	77,281	77,691	(410)	-0.5	68,115	67,989	126	0.2
Shenyang	41,873	41,536	337	0.8	35,980	36,752	(772)	-2.1
Wuhu	26,799	26,333	466	1.8	23,100	24,527	-1,427	-5.8
Hubei Henglong	56,653	48,087	8,566	17.8	45,561	39,208	6,353	16.2
Other Sectors	43,189	36,444	6,745	18.5	35,571	30,638	4,933	16.1
Eliminations	(72,888)	(75,569)	2,681	-3.5	(72,979)	(76,069)	3,090	-4.1
Total	$466,773	$415,158	$51,615	12.4%	$379,299	$338,526	$40,773	12.0%

Net Sales

Net sales were $466.8 million for the year ended December 31, 2014, compared with $415.2 million for the year ended December 31, 2013, representing an increase of $51.6 million, or 12.4%. The increase was mainly due to the continuing growth of automotive market demand in China and North America.

For the year ended December 31, 2014, there was an increase in sales of passenger vehicle power steering gears compared with the same period last year, mainly due to the introduction of certain new products to the market, such as volume sales of EPS for mid-size cars, and improvement in the quality of some of the old products, such as improvement of the quality of power steering gear for MPV and SUV, which resulted in the expansion of the Company’s market share in China, especially among the joint-venture brands’ auto customers.

In order to maintain the share of sales in the commercial vehicle market, most automobile component manufacturers have reduced the price of their products, which led to continuing price decreases of the Company’s steering gears for commercial vehicles. As result of a decrease in the price of steering gears for commercial vehicles, during the year ended December 31, 2014, the increase in sales volume of steering gears for commercial vehicles was offset by the price decrease.

In summary, the Company had an increase in sales volume leading to a sales increase of $49.4 million, an increase in average selling price of steering gears leading to a sales increase of $0.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales increase of $2.1 million.

Further analysis is as follows:

—	Net sales for Henglong were $293.9 million for the year ended December 31, 2014, compared with $260.6 million for the year ended December 31, 2013, representing an increase of $33.3 million, or 12.7%, which was mainly due to an increase in sales volume for passenger vehicles in the China market and the higher selling price of middle-level electric power steering compared with low-level electric power steering. An increase in sales volume led to a sales increase of $25.2 million, an increase in selling price led to a sales increase of $6.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $1.1 million.

—	Net sales for Jiulong were $77.3 million for the year ended December 31, 2014, compared with $77.7 million for the year ended December 31, 2013, representing a decrease of $0.4 million, or 0.5%, which was mainly due to the Company achieving higher sales volume in the commercial vehicles steering gears market, offset by a decrease in average selling price. An increase in sales volume led to a sales increase of $7.7 million, the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.4 million, and a decrease in selling price led to a sales decrease of $8.5 million.

—	Net sales for Shenyang were $41.9 million for the year ended December 31, 2014, compared with $41.5 million for the year ended December 31, 2013, representing an increase of $0.4 million, or 0.8%. The net sales increase was mainly due to an increase in sales volumes with a sales increase of $3.0 million, the effect of foreign currency translation of the RMB against the U.S. dollar, led to a sales increase of $0.2 million, and a decrease in selling price led to a sales decrease of $2.8 million.

—	Net sales for Wuhu were $26.8 million for the year ended December 31, 2014, compared with $26.3 million for the year ended December 31, 2013, representing an increase of $0.5 million, or 1.8%. An increase in selling prices led to a sales increase of $0.5 million, the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.1 million, and a decrease in sales volumes led to a sales decrease of $0.1 million.

—	Net sales for Hubei Henglong were $56.7 million for the year ended December 31, 2014, compared with $48.1 million for the year ended December 31, 2013, representing an increase of $8.6 million, or 17.8%. All of Hubei Henglong’s products were sold to the United States. The net product sales increase was mainly due to the growth of automotive market demand in North America. An increase in sales volumes led to a sales increase of $6.7 million, an increase in selling price led to a sales increase of $1.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.2 million.

—	Net sales for Other Sectors were $43.2 million for the year ended December 31, 2014, compared with $36.4 million for the year ended December 31, 2013, representing an increase of $6.8 million or 18.5%, primarily due to the Company’s improved quality of machine columns, which led to an increase in sales of Other Sectors of $1.3 million, and the sales of Fujian Qiaolong (acquired in the second quarter of 2014) having been consolidated in Other Sectors, which led to an increase in sales of Other Sectors of $5.5 million.

Cost of Sales

For the year ended December 31, 2014, the cost of sales was $379.3 million, compared with $338.5 million for the year ended December 31, 2013, an increase of $40.8 million, or 12.0%. The increase in cost of sales was mainly due to a net increase in sales volumes with a cost of sales increase of $41.4 million, a decrease in unit cost with a cost of sales decrease of $2.4 million and the appreciation of the RMB against the U.S. dollar with a cost of sales increase of $1.8 million. The decrease in the unit cost of sales was primarily due to a decrease in the costs of raw materials, such as steel. Further analysis is as follows:

—	Cost of sales for Henglong was $244.0 million for the year ended December 31, 2014, compared with $215.5 million for the year ended December 31, 2013, representing an increase of $28.5 million, or 13.2%. This increase was mainly due to an increase in sales volumes and the higher unit cost of middle-level EPS this year compared with low-level EPS in last year. An increase in sales volumes resulted in a cost of sales increase of $20.7 million, an increase in unit material and subcomponents costs led to a cost of sales increase of $6.9 million and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of sales increase of $0.9 million.

—	Cost of sales for Jiulong was $68.1 million for the year ended December 31, 2014, compared with $68.0 million for the year ended December 31, 2013, representing an increase of $0.1 million, or 0.2%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $7.0 million, a decrease in unit cost resulting in a cost of sales decrease of $7.2 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.3 million.

—	Cost of sales for Shenyang was $36.0 million for the year ended December 31, 2014, compared with $36.8 million for the year ended December 31, 2013, representing a decrease of $0.8 million, or 2.1%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $2.6 million, a decrease in unit cost resulting in a cost of sales decrease of $3.5 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.1 million.

—	Cost of sales for Wuhu was $23.1 million for the year ended December 31, 2014, compared with $24.5 million for the year ended December 31, 2013, representing a decrease of $1.4 million, or 5.8%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $0.2 million and a decrease in unit cost resulting in a cost of sales decrease of $1.3 million, which were offset by the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.1 million.

—	Cost of sales for Hubei Henglong was $45.6 million for the year ended December 31, 2014, compared with $39.2 million for the year ended December 31, 2013, representing an increase of $6.4 million, or 16.2%. The net increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $5.4 million, an increase in unit cost resulting in a cost of sales increase of $0.8 million and the appreciation of the RMB against U.S. dollar resulting in a cost of sales increase of $0.2 million.

—	Cost of sales for Other Sectors was $35.6 million for the year ended December 31, 2014, compared with $30.6 million for the year ended December 31, 2013, representing an increase of $5.0 million, or 16.1%. The increase in cost of sales for Other Sectors was mainly due to the Company’s improved quality of manual columns, an increase in sales volume and cost of production, which led to a cost of products sold for Other Sectors increase of $0.9 million, and the sales of Fujian Qiaolong (acquired in the second quarter of 2014) having been consolidated in Other Sectors, which led to a cost of products sold for Other Sectors increase of $4.1 million.

Gross margin was 18.7% for the year ended December 31, 2014, representing a 0.2% increase from 18.5% for the year ended December 31, 2013, which was primarily due to an increase in sales volume of high gross margin products.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights and scraps. For the year ended December 31, 2014, gain on other sales amounted to $11.8 million, while it amounted to $7.6 million for the year ended December 31, 2013, representing an increase of $4.2 million, or 55.3%, which was mainly due to the Company’s sale of the remaining land use rights in 2014 (See Note 7),which resulted in a recognition of a gain of $7.5 million, while the

Company’s sale of land use rights in 2013 resulted in a recognition of a gain of $4.1 million for 2013.

Selling Expenses

For the years ended December 31, 2014 and 2013, selling expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2014	2013	Increase/(Decrease)	Percentage
Salaries and wages	$3,680	$3,919	$(239)	-6.1%
Office expense	2,926	1,928	998	51.8
Transportation expense	6,802	5,450	1,352	24.8
Rent expense	2,043	1,883	160	8.5
Other expense	285	151	134	88.7
Total	$15,736	$13,331	$2,405	18.0%

Selling expenses were $15.7 million for the year ended December 31, 2014. As compared to $13.3 million for the year ended December 31, 2013, there was an increase of $2.4 million, or 18.0%, which was mainly due to:

•	a decrease in salaries and wages for the Company’s salesmen, as a result of the sales department have optimized the management process in 2014 and salaries and wages of management decreased accordingly;

•	an increase in office expenses, including office supplies, travel expenses and meeting expenses, as a result of an increase in marketing activities;

•	an increase in transportation expenses due to an increase in sales activities and expansion of the Company’s domestic and international markets, which are located farther away from the Company’s production bases; and

•	an increase in rent expense due to the increase of product warehouse rental space for the expansion of sales and commercial networks.

General and Administrative Expenses

For the years ended December 31, 2014 and 2013, general and administrative expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2014	2013	Increase/(Decrease)	Percentage
Salaries and wages	$5,589	$4,777	$812	17.0%
Labor insurance expenses	2,356	1,854	502	27.1
Maintenance and repair expenses	692	510	182	35.7
Property and other taxes	1,834	1,490	344	23.1
Provision for bad debts	96	60	36	60.0
Office expense	1,858	1,330	528	39.7
Depreciation and amortization expense	971	822	149	18.1
Listing expenses (1)	2,525	2,387	138	5.8
Others expenses	240	23	217	943.5
Total	$16,161	$13,253	$2,908	21.9%

(1)	Listing expenses consisted of the costs associated with legal, accounting and auditing fees for operating a public company. The expenses also included share-based compensation expense for options granted to independent directors.

General and administrative expenses were $16.2 million for the year ended December 31, 2014, compared with $13.3 million for the year ended December 31, 2013, representing an increase of $2.9 million, or 21.9%.

The analysis of expense items with significant fluctuation is as follows:

•	For the year ended December 31, 2014, an increase in salaries and wages mainly due to the increase in management’s salary and performance bonus as the Company achieved the performance targets as pre-determined by the board of directors and an increase in the number of subsidiaries.

•	An increase in labor insurance expenses mainly because of the Company’s improvement in welfare benefits for the management, improvement of certain labor protection facilities and an increase in the number of subsidiaries.

•	There was an increase in maintenance and repair expenses in 2014, which was mainly due to the scale up of repair and maintenance projects on the Company’s office facilities in 2014 and an increase in the number of subsidiaries.

•	There was an increase in property tax and other taxes in 2014, which was mainly due to the Company’s housing property increase in 2014.

•	There was an increase in office expense which was mainly due to the Company’s replacement of office appliances and an increase in the number of subsidiaries.

•	There was an increase in depreciation and amortization expense, which was mainly due to an increase of office equipment and an increase in the number of subsidiaries.

Research and Development Expenses

Research and development expenses, “R&D” expenses, were $23.0 million for the year ended December 31, 2014 as compared to $20.9 million for the year ended December 31, 2013, an increase of $2.1 million, or 10.0%, which was mainly due to the development and trial production of EPS. Expenses for mold improvement increased by $1.5 million, external technical support fees decreased by $0.1 million and the salaries and wages expenses of research and development related staff increased by $0.7 million.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce new and innovative products on a cost-competitive basis. In 2014, foreign OEMs significantly increased their demand for EPS, but the related technology in China was still in the research, development and testing stage. In order to expand into the market for EPS, the Company increased its investment in the research and development of EPS in 2014, including assigning the Company’s senior technicians and advanced manufacturing equipment to EPS, establishing the EPS trail-production department, hiring technologists and purchasing advanced technology and testing equipment. At present, the Company has developed several types of EPS suitable for small-engine cars, and has sold certain quantities of EPS.

Income from Operations

Income from operations was $44.4 million for the year ended December 31, 2014 as compared to $36.7 million for the year ended December 31, 2013, an increase of $7.7 million, or 21.0%, which mainly consisted of an increase of $10.8 million, or 14.1%, in gross profit and an increase of $4.2 million, or 55.3%, in gain on other sales, such as raw materials and property, plant and equipment sales, offset by an increase in operating expenses of $7.4 million, or 15.6%.

Other Income, Net

Other income, net was $1.0 million for the year ended December 31, 2014 as compared to $1.1 million for the year ended December 31, 2013, a decrease of $0.1 million, or 9.1%, primarily as a result of a decrease in the unspecific purpose subsidies being recognized in 2014.

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

Financial Income/(Expenses),Net

Financial income, net was $0.6 million for the year ended December 31, 2014 as compared to $0.4 million for the year ended December 31, 2013, an increase of $0.2 million, or 50.0%, primarily as a result of: (a) an increase in interest income of $0.1 million; (b) an increase in gain on notes discounted of $0.2 million; and (c) a decrease in bank handling expenses of $0.2 million.

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $46.1 million for the year ended December 31, 2014 compared with $38.2 million for the year ended December 31, 2013, an increase of $7.9 million, or 20.7%, including an increase in income from operations of $7.7 million, a decrease in gain on other income of $0.1 million, and an increase in financial income of $0.2 million.

Income Taxes

Income tax expense was $6.8 million for the year ended December 31, 2014 compared to $5.5 million for the year ended December 31, 2013, representing an increase of $1.3 million, or 23.6%, which was mainly due to an increase in income before tax and an increase in effective tax rate. The effective tax rate increased from 14.4% for the year ended December 31, 2013 to 14.7% for the year ended December 31, 2014, primarily due to an increase in income before tax of certain high effective tax rate subsidiaries.

Net Income

Net income was $39.6 million for the year ended December 31, 2014, compared with net income of $33.1 million for the year ended December 31, 2013, representing an increase of $6.5 million, or 19.6%, mainly due to an increase in income before income tax expenses and equity in earnings of affiliated companies of $7.8 million, offset by an increase in income tax expenses of $1.3 million.

Net Income Attributable to Noncontrolling Interests

The Company recorded net income attributable to noncontrolling interests of $6.1 million for the year ended December 31, 2014, compared to $6.3 million for the year ended December 31, 2013, representing a decrease of $0.2 million, or 3.2%, mainly due to the Company having completed the acquisition of the noncontrolling interests of Henglong and Jiulong, the Company’s subsidiaries, on September 26, 2014.

The Company owns different equity interests in ten non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted for under the equity method, all of the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s consolidated financial statements as of December 31, 2014 and 2013. For the year ended December 31, 2014 and 2013, the Company recorded $6.1 million and $6.3 million, respectively, for the noncontrolling interests’ share in the earnings of the consolidated non-wholly owned subsidiaries.

Net Income Attributable to Parent Company

Net income attributable to parent company was $33.5 million for the year ended December 31, 2014. As compared to $26.8 million for the year ended December 31, 2013, there was an increase of $6.7 million, or 25.0%, due to an increase in net income of $6.5 million and a decrease in net income attributable to noncontrolling interests of $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of December 31, 2014, the Company had cash and cash equivalents and short-term investments of $109.5 million, compared with $89.5 million as of December 31, 2013, an increase of $20.0 million, or 22.3%.

The Company had working capital of $198.1 million as of December 31, 2014, compared with $179.3 million as of December 31, 2013, representing an increase of $18.8 million, or 10.5%.

The Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The Company believes that, in view of its current cash position as of December 31, 2014, the cash expected to be generated from the operations and funds available from bank borrowings will be sufficient to meet its working capital and capital expenditure requirements (including the repayment of bank loans) for at least twelve months commencing from December 31, 2014.

Capital Source

The Company’s capital source is multifaceted, such as bank loans and banks’ acceptance facilities. In financing activities and operating activities, the Company’s banks require the Company to sign line of credit agreements and repay such facilities within one year. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, such one year facilities can be extended for another year.

As of December 31, 2014, the Company had short-term bank loans of $44.0 million and bankers’ acceptances of $80.7 million (see Note 13 to the consolidated financial statements in this Report).

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be reduced by approximately $14.1 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $14.1 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $10.7 million, which is 75.8%, the mortgage ratio, of $14.1 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of December 31, 2014, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available (4)	Amount Used		Assessed Mortgage Value (6)
1. Comprehensive credit facilities	Bank of China (5)	Mar 2015	$23,043	$9,066		$34,319

2. Comprehensive credit facilities	Jingzhou Commercial Bank	July 2015	29,417	20,637		59,377

3. Comprehensive credit facilities	China Construction Bank(5)	Nov 2014	11,440	-		30,928

4. Comprehensive credit facilities	Shanghai Pudong Development Bank (1) (5)	Mar 2015	25,494	17,725		13,249

5. Comprehensive credit facilities	China CITIC Bank (1)	Jun 2015	19,611	9,837		16,083
	China CITIC Bank	July 2016	4,903	2,451		-

6. Comprehensive credit facilities	China Everbright Bank	Sep 2015	4,903	4,668		8,368

7. Comprehensive credit facilities	China Huaxia Bank (1)	Jan 2016	26,148	5,859		-

8. Comprehensive credit facilities	ICBC Macau	May 2015	30,000	30,000		32,987

9. Comprehensive credit facilities	HSBC (China) Company Limited	July 2015	5,000	5,000		5,393

Total			$179,959	$105,243	(2)	$200,704	(3)

(1)	Henglong’s comprehensive credit facility provided by China CITIC Bank and China Hua Xia Bank and each of Henglong and Jielong’s comprehensive credit facilities provided by Shanghai Pudong Development Bank are required to be guaranteed by Jiulong, another subsidiary of the Company, in addition to the above pledged assets.

(2)	The amount used includes bank loans of $39.1 million and notes payable of $66.2 million as of December 31, 2014. The remainder of $4.9 million of government loans and $14.5 million of notes payable was 100% secured by bank notes and time deposits without utilization of credit lines.
(3)	As of December 31, 2014, the pledged assets included $67.3 million accounts and notes receivable and other pledged assets with assessed value of $133.4 million.

(4)	The amount available is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	As at the date of this Report, the comprehensive credit facilities with Bank of China, China Construction Bank, and Shanghai Pudong Development Bank have expired. The Company is negotiating the renewal of the credit facilities with these banks and expects to obtain the renewal in late April 2015. As the Company has obtained sufficient comprehensive lines of credit from other banks, the Company does not anticipate any significant adverse impact on its financial position if the Company fails to renew these credit facilities.

(6)	The pledged cash deposits, which are disclosed in Note 2 to the consolidated financial statements in this Report, were not included in the assessed mortgage value.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company renewed its existing short-term bank loans and borrowed new bank loans during 2014 at annual interest rates of 1.70% to 6.72%, and loan terms of eleven to twelve months. Pursuant to the comprehensive credit line arrangement the Company pledged and guaranteed:

1.	Accounts receivable, land use rights and buildings with an assessed value of approximately $34.3 million as security for its comprehensive credit facility with the Bank of China;

2.	Equipment with an assessed value of approximately $59.4 million as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank;

3.	Equipment, land use rights and buildings with an assessed value of approximately $30.9 million as security for its comprehensive credit facility with China Construction Bank;

4.	Land use rights and buildings with an assessed value of approximately $13.2 million as security for its comprehensive credit facility with Shanghai Pudong Development Bank;

5.	Land use rights and buildings with an assessed value of approximately $16.1 million as security for its comprehensive credit facility with China CITIC Bank; and

6.	Land use rights and buildings with an assessed value of approximately $8.4 million as security for its comprehensive credit facility with China Everbright Bank.

Henglong’s comprehensive credit facility with China Hua Xia Bank is guaranteed by Jiulong, another subsidiary of the Company.

On May 18, 2012, the Company entered into a Credit Agreement with ICBC Macau to obtain the Credit Facility.

The interest rate of the Credit Facility was calculated based on a three-month LIBOR plus 2.25% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. Interest was calculated daily on a 360-day basis and it was to be fixed one day before the first day of each interest period. The interest period was defined as three months from the date of drawdown.

As security for the Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount of not less than $31.6 million if the Credit Facility is fully drawn.

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB201.8 million (equivalent to approximately $33.0 million). The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013.

On May 7, 2013, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2014. The interest rate of the Credit Facility under the extended term is calculated based on three-month LIBOR plus 2.0% per annum, Except for the above, all other terms and conditions stipulated in the Credit Agreement remain unchanged.

On May 13, 2014, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 12, 2015. The interest rate of the Credit Facility under the extended term is revised as three-month LIBOR plus 2.55% per annum. Except for the above, all other terms and conditions stipulated in the Credit Agreement remain unchanged. As of December 31, 2014, the interest rate of the Credit Facility was 2.81 % per annum (See Note 5).

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

	Payment Due Dates
	( in thousands of USD)
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	Years
Short-term loan including interest payable	$44,474	$44,474	$-	$-	$-
Notes payable (1)	80,701	80,701	-	-	-
Obligation for investment contract(2)	7,354	1,634	5,720
Other contractual purchase commitments, including service agreements	7,186	6,981	205	-	-
Total	$139,715	$133,790	$5,925	$-	$-

(1)	Notes payable do not bear interest.

(2)	On September 22, 2014, Hubei Henglong entered into an agreement with seven other parties to establish the Venture Fund, under which Hubei Henglong has committed to make investments of 17.9% or RMB50.0 million (equivalent to approximately $8.2 million) into the Venture Fund in three installments. On October 20, 2014, Hubei Henglong made its first capital contribution of RMB5.0 million (equivalent to approximately $0.8 million). The remaining capital commitment of RMB45.0 million (equivalent to approximately $7.4 million) will be paid upon capital calls received from the Venture Fund.

Short-term Bank Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of December 31, 2014 (figures are in thousands of USD).

Bank / PRC Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date

ICBC Macau (1)	Working Capital	13 May, 2014	12	2.81%	Pay quarterly	12 May 2015	$30,000

Shanghai Pudong Development Bank	Working Capital	16 Dec, 2014	12	6.16%	Pay quarterly	15 Dec 2015	654

Shanghai Pudong Development Bank	Working Capital	17 Dec, 2014	11	6.16%	Pay quarterly	13 Nov 2015	654

Shanghai Pudong Development Bank	Working Capital	18 Dec, 2014	11	6.16%	Pay quarterly	13 Nov 2015	326

China CITIC Bank	Working Capital	29 Dec, 2014	12	6.72%	Pay quarterly	29 Dec 2015	2,451

HSBC Bank (China) Company Limited	Working Capital	22 Jul, 2014	12	1.70%	Pay monthly	1 Jul 2015	5,000

Financial Bureau of Jingzhou Development Zone	Working Capital	28 Mar, 2014	12	3.00%	Pay upon maturity	15 Mar 2015	4,903
Total							$43,988

(1)	The original borrowing date and maturity date of this loan was May 22, 2012 and May 22, 2013, respectively. The original maturity date was extended to May 12, 2015.

The Company must use the bank loans for the purpose described in the table. If the Company fails to do so, it will be charged a penalty interest at 100% of the specified loan rate listed in the table above. Except for the loan granted by ICBC Macau as disclosed in the section “Bank Arrangements” above, the Company has to pay interest at the interest rate described in the table on the 20th of each month. If the Company fails to do so, it will be charged compound interest at the specified rate in the above table. The Company has to repay the principal outstanding on the specified date in the table. If it fails, it will be charged a penalty interest at 50% of the specified loan rate.

Management believes that the Company had complied with such financial covenants as of December 31, 2014, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of December 31, 2014 (figures are in thousands of USD):

			Amount Payable on
Purpose	Term (Month)	Due Date	Due Date
Working Capital (1)	3-6	Jan 2015	$12,038
Working Capital (1)	3-6	Feb 2015	13,393
Working Capital (1)	3-6	Mar 2015	14,440
Working Capital	3-6	Apr 2015	13,940
Working Capital	3-6	May 2015	12,891
Working Capital	3-6	Jun 2015	13,999
Total			$80,701

(1)	The notes payable were repaid in full on their respective due dates.

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

Management believes that the Company had complied with such financial covenants as of December 31, 2014, and will continue to comply with them.

Cash flows

(a)	Operating activities

Net cash provided by operations for the year ended December 31, 2014 was 45.7 million, compared with net cash provided of $12.9 million for the year ended December 31, 2013, representing an increase of $32.8 million.

During the year ended December 31, 2014, the increase in net cash provided by operations was mainly due to the net effect of:

(1)	The increase in net income, excluding non-cash items, by $5.7 million;

(2)	The change in balance of pledge deposits which led to an increase in net cash provided by operations of $6.9 million;

(3)	A decrease in the growth rate of balance of accounts and notes receivable which led to an increase in net cash provided by operations of $36.1 million, which was mainly due to the sales of the Company’s goods always on credit terms ranging from 4 to 6 months, and the fact that, during the year ended December 31, 2014, the Company strengthened accounts receivable, which led to a significant decrease in the growth rate of the ending balance of accounts receivable compared with last year;

(4)	The change in balance of inventories led to a decrease in net cash provided by operations of $1.4 million, which was mainly due to the Company needing certain inventory for turnover as a result of the increase in sales;

(5)	The change in balance of accounts and notes payable which led to a decrease in net cash provided by operations of $14.7 million, which was mainly due to the Company having paid more accounts and notes payable as a result of more accounts and notes payable being due and payable in the current period;

(6)	The change in accrued expenses and other payable which led to a decrease in net cash provided by operations of $3.3million, which was mainly due to the Company paying certain legal expenses, audit fees and consulting fees that accrued in the prior year during the current period; and

(7)	The change of balance of tax payable, which led to an increase in net cash provided by operations of $2.2 million, mainly due to income tax payable being settled in the next year, pursuant to the tax laws and regulations in China.

(b)	Investing activities

The Company used net cash of $21.8 million in investment activities during the year ended December 31, 2014, compared to $43.1 million in 2013, representing a decrease of $21.3 million, which was mainly due to an increase in purchases of equipment and patented technology of $4.5 million, the acquisition of Fujian Qiaolong and Venture Fund for $3.9 million in cash, and most time deposits having matured and carried forward to short-term deposits in the current period, which led to an increase of $29.6 million (See Note 4).

(c)	Financing activities

During the year ended December 31, 2014, the Company used net cash of $9.1 million in financing activities, compared to net cash of $5.8 million used by financing activities for 2013, representing an increase of $3.3 million, which was mainly due to the net effect of: (1) increased proceeds of $8.8 million from government loans and bank loans; (2) the increase in dividends paid to the non-controlling shareholders of joint ventures of $7.9 million; and (3) the increase in dividends paid to common stockholders of $4.3 million.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2014 and 2013, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

At December 31, 2014, the Company did not enter into any other commitments except those cash requirements disclosed in the Liquidity and Capital Resources section.

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

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. During 2014, the Company supplied products to North America and settled in cash in U.S. dollars. As a result, appreciation or currency fluctuation of the RMB against the U.S. dollar would increase the cost of export products, and adversely affect the Company’s financial performance.

In July 2005, the Chinese government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During December 2013 to December 2014, the exchange rate between RMB and U.S. dollar appreciated from RMB1.00 to $0.1640 to RMB1.00 to $0.1634. With the Chinese government attempts to slow the rate of inflation in the PRC, the appreciation of the RMB may continue. Significant appreciation of the RMB is likely to decrease the amount of export products, thus decreasing the Company’s income.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The new guidance changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for the Company in the first quarter of fiscal 2015. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the impact of adopting this update on its financial statements.

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

The Company considers an accounting estimate to be critical if:

•	it requires the Company to make assumptions about matters that were uncertain at the time it was making the estimate; and

•	changes in the estimate or different estimates that the Company could have selected would have had a material impact on the Company’s financial condition or results of operations.

The table below presents information about the nature and rationale for the Company critical accounting estimates:

Critical
Balance Sheet	Estimate		Assumptions/Approaches
Caption	Item	Nature of Estimates Required	Used	Key Factors
Accrued liabilities and other long-term liabilities	Warranty obligations	Estimating warranty requires the Company to forecast the resolution of existing claims and expected future claims on products sold. VMs (Vehicle Manufacturer) are increasingly seeking to hold suppliers responsible for product warranties, which may impact the Company’s exposure to these costs.	The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	•VM sourcing •VM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments	The Company is required from time-to-time to review the recoverability of certain of its assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	•Future production estimates •Customer preferences and decisions

Inventory	Provision for inventory impairment	The Company is required from time to time to review the cashability of inventory based on projections of anticipated future cash flows, including provision of inventory impairment for over market price and undesirable inventories.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments..	•Future production estimates •Customer preferences and decisions

Deferred income taxes	Recoverability of deferred tax assets	The Company is required to estimate whether recoverability of its deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.	The Company uses historical and projected future operating results, based upon approved business plans, including a review of the eligible carry forward period, tax planning opportunities and other relevant considerations.	•Tax law changes •Variances in future projected profitability, including by taxing entity

Convertible notes payable, warrant liabilities, compound derivative liabilities	Warrant liabilities and compound derivative liabilities	The Company is required to estimate the fair value of warrant liabilities and compound derivative liabilities at conception and completion of each reporting period.	The Company uses Black-Scholes option pricing model to determine fair value of warrant; uses Monte Carlo simulation (“MCS”) valuation techniques to determine fair value of compound derivative liabilities.	•Expected volatility •Risk-free rate •Interest market risk •Credit risk •Redemption activities before maturity

Uncertain tax	Uncertain tax positions	The Company is required to determine and assess all material positions, including all significant uncertain positions in all tax years that are still subject to assessment or challenge under relevant tax statutes.	The Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.

•An allocation or a shift of income between jurisdictions

•The characterization of income or a decision to exclude reporting taxable income in a tax return

•A decision to classify a transaction, entity, or other position in a tax return as tax exempt

In addition, there are other items within the Company’s financial statements that require estimation, but are not as critical as those discussed above, including write-down of accounts and notes receivable. Although not significant in recent years, changes in estimates used in these and other items could have a significant effect on the Company’s consolidated financial statements.

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

The value of the RMB fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the RMB is not readily convertible into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of RMB into foreign currencies such as the U.S. dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On December 31, 2014 and 2013, the exchange rates of RMB against U.S. dollar were RMB1.00 to $0.1640 and RMB1.00 to $0.1634, respectively. With the Chinese government’s attempts to slow the rate of inflation in the PRC, the Company expects that the RMB will appreciate against the U.S. dollar in 2015. Significant appreciation of the RMB is likely to decrease the amount of export products, thus decreasing the Company’s income.

In order to mitigate the currency exchange rate risk, the Company has inserted a currency exchange rate fluctuation compensation provision in its sales contracts with its international customers to the effect that both parties will bear 50% of such loss when the fluctuation is over 8% within that contract year.

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not require collateral or other security to support client receivables since most of its customers are large, well-established companies. The Company's credit risk is also mitigated because its customers are all selected enterprises supported by the local government. One customer, Chrysler North America, accounted for more than 10% (11.5%) of the Company’s consolidated revenues in 2014. The Company maintains an allowance for doubtful accounts for any potential credit losses related to its trade receivables. The Company does not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies and the Company does not hold or issue derivative financial instruments for trading or speculative purposes.

INTEREST RATE RISK

The Company’s exposure to changes in interest rates results primarily from its credit facility borrowings. As of December 31, 2014, the Company had $30.0 million of outstanding indebtedness, which is subject to interest rate fluctuations. Based on the amount of such borrowings as of December 31, 2014, it is expected that a hypothetical 100 basis point increase in the then current LIBOR rate would increase the Company’s interest expense by $0.3 million on an annual basis.

The Company’s level of outstanding indebtedness fluctuates from time to time and may result in additional payable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)	The financial statements required by this item begin on page 59.
(b)	Selected quarterly financial data for the past two years are summarized in the following table (figures are in thousands of USD, except those for items headed “Basic” and “Diluted”):

	Quarterly Results of Operations
	First		Second		Third		Fourth
	2014	2013	2014	2013	2014	2013	2014	2013
Net sales	$114,306	$97,164	$115,476	$97,889	$101,735	$90,919	$135,256	$129,187
Gross profit	21,337	19,362	21,583	18,389	20,583	16,525	23,971	22,357
Income from operations	9,770	9,346	16,526	7,814	8,806	10,970	9,330	8,589
Net income	8,311	7,526	13,586	6,206	8,026	10,429	9,671	8,904
Net income attributable to noncontrolling interest	1,537	1,586	2,580	1,225	1,293	1,805	642	1,659
Net income attributable to parent company’s common shareholders	6,774	5,940	11,006	4,981	6,733	8,624	9,029	7,245
Net income attributable to parent company’s common shareholders per share-
Basic	$0.24	$0.21	$0.39	$0.18	$0.24	$0.31	$0.28	$0.26
Diluted	$0.24	$0.21	$0.39	$0.18	$0.24	$0.31	$0.28	$0.26

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014, the end of the period covered by this Report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

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

In making its assessment of internal control over financial reporting, management, under the supervision and with the participation of the chief executive officer and chief financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework (2013)."

In the second quarter of 2014, the Company acquired a 51.0% ownership interest in Fujian Qiaolong, a special purpose vehicle manufacturer and dealer with automobile repacking qualifications, based in Fujian, China. Fujian Qiaolong mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles. As of December 31, 2014, Fujian Qiaolong was a separate control environment. Fujian Qiaolong was excluded from management’s report on internal control over financial reporting, as permitted by SEC guidance, for the year ended December 31, 2014. Fujian Qiaolong’s total assets and total revenues represented 3.0% and 1.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2014 and determined that internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers Zhong Tian LLP, an independent registered public accounting firm, as stated in its report which is included in Item 15 of this Annual Report on Form 10-K.

Remediation Measures

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company’s management identified the following control deficiencies as of December 31, 2013 that constituted a material weakness:

•	Although the Company has a policy requiring that related party transactions be reported and disclosed by the Finance Department and promptly directed to the Audit Committee for its review and approval, and the Company historically has applied that policy and approval process to various transactions, Company personnel failed to adhere to the policy with respect to certain loan transactions that occurred during 2013 (the “Transactions”). The Company’s review revealed that this control failure was a result of differing interpretations on the part of individual Company personnel regarding the scope and application of the policy. Further, when certain of the Transactions later were reported to members of the Finance Department, those persons did not promptly report the Transactions to the Audit Committee. The Transactions later were also identified by the Internal Audit Department of the Company as deviations from the Company’s internal control procedures during the normal course of its internal audit procedures. However, Internal Audit personnel did not report the Transactions to the Audit Committee until the Internal Audit Department had completed its broader and regular internal audit procedures and, therefore, they did not timely inform the Audit Committee about the Transactions.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

In response to the material weakness identified above, the Audit Committee directed that management consider certain corrective or remedial actions in respect of the relevant internal controls at the Company. Management, under the supervision of the Chief Executive Officer and Chief Financial Officer, adopted the recommendations of the Audit Committee and has implemented the measures described below to address the material weakness.

In order to address the material weakness identified as of December 31, 2013, the Company has taken the following remedial measures: (1) the Company’s policies and procedures with respect to related party transactions have been amended to clarify their scope, as well as certain definitions and internal reporting and approval requirements; (2) a training program has been designed and implemented, which is mandatory for relevant Company personnel and which focuses on the scope and application of the Company’s controls concerning related party transactions, including reporting and approval requirements; (3) policies and procedures have been amended to clarify that any identified errors relating to the reporting and submission for approval of related party transactions should be immediately brought to the attention of the Audit Committee by the Finance Department or the Internal Audit Department; and (4) as directed by the Audit Committee, the Company’s Internal Audit Department has conducted and reported to the Audit Committee with respect to a series of special audits designed to assess the implementation of the subject policies and procedures, the Company’s controls regarding related party transactions and relevant staff members’ awareness of the Company’s procedures and controls regarding related party transactions. The procedures of such audits have been included in the programs of the Internal Audit Department and are now being carried out regularly throughout the year.

Management believes that the measures described above have effectively remediated the referenced material weakness as of December 31, 2014. Under the direction of the Audit Committee, management will continue to review and make any necessary changes to the system of internal controls and the control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2014, we have implemented and clarified policies and procedures with respect to related party transactions designed and implemented a new training program and conducted a series of special audits over the implementation of policies and procedures that will be performed on a regular basis going forward. These changes have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended December 31, 2014.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2014. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)

Hanlin Chen	57	Chairman of the Board

Robert Tung	58	Director

Guangxun Xu	64	Director

Arthur Wong	55	Director

Qizhou Wu	50	Chief Executive Officer and Director

Jie Li	45	Chief Financial Officer

Andy Tse	44	Senior Vice President

Yijun Xia	52	Vice President

Daming Hu	56	Chief Accounting Officer

Haimian Cai	51	Vice President

BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS

Directors

Hanlin Chen has served as the chairman of the board of directors and an executive officer since March 2003. Since January 2013, Mr. Chen has been a standing committee member of the Chinese People’s Political Consultative Conference and vice president of Foreign Investors Association of Hubei Province. From 1993 to 1997, Mr. Chen was the general manager of Shashi Jiulong Power Steering Gears Co., Ltd. Since 1997, he has been the chairman of the Board of Henglong Automotive Parts, Ltd. Mr. Hanlin Chen is the brother-in-law of the Company’s senior vice president, Mr. Andy Tse.

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

Arthur Wong has been an independent director of the Company since May 2012 and is the chairman of the audit committee and a member of the compensation and nominating committees of the Board of Directors. Mr. Wong is currently the chief financial officer of Beijing Radio Cultural Transmission Company Limited, a music production and music data management service company, and the independent director of YOU On Demand Holdings, Inc., (NASDAQ:YOD). He also serves as a board member and chairman of the audit committees for VisionChina Media Inc. (NASDAQ:VISN), Daqo New Energy Corp. (NYSE: DQ), Besunyen Holdings Company Limited (HKSE: 926), Termbray Petroking Oilfield Services Limited (HKSE: 2178), Sky Solar Holdings, Ltd. (NASDAQ: SKYS) and China Maple Leaf Educational Systems Limited (HKSE: 1317). Mr. Wong was formerly the chief financial officer of GreenTree Inns Hotel Management Group, Nobao Renewable Energy, and Asia New-Energy. Prior to that, he worked at Deloitte Touche Tohmatsu from 1982 to 2008, in that firm’s San Jose, Hong Kong and Beijing offices, and most recently as a partner in the Beijing office. Mr. Wong received a Bachelor of Science in Applied Economics degree from the University of San Francisco and was awarded a Higher Diploma of Accountancy from Hong Kong Polytechnic. His professional affiliations include being a member of the American Institute of Certified Public Accountants, the Hong Kong Institute of Certified Public Accountants and the Chartered Association of Certified Accountants.

Robert Tung has been an independent director of the Company since September 2003. He is a member of the audit and nominating committees, and the chairman of the compensation committee of the Board of Directors. Mr. Tung is currently the president of Multi-Media Communications, Inc. and vice president of Herbal Blends International, LLC. Mr. Tung holds a Master’s degree in chemical engineering from the University of Virginia. At present, Mr. Tung is the China operation vice president of Iraq Development Company of Canada, a leading North American corporation engaging in oilfield and infrastructure development in the Republic of Iraq. In addition, Mr. Tung holds the Grand China sales representative position of TRI Products, Inc., a well-known North American iron ore and scrap metals supplier. Currently, Mr. Tung acts as the managing director of North-South Resource International Ltd. which consults on the trading of copper cathodes, crude, fuel oil, diesel and jet fuels.

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

Andy Tse has served as a senior vice president of the Company since March 2003. He has also served as chairman of the board of Shenyang. He was the vice GM of Jiulong from 1993 to 1997 and the vice GM of Henglong. Mr. Tse has over 10 years of experience in automotive parts sales and strategic development. Mr. Tse has an MBA from the China People University. He is brother in-law to Hanlin Chen .

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

COMPENSATION DISCUSSION AND ANALYSIS

In 2003, the Board of Directors established a Compensation Committee consisting only of independent Board members, which is responsible for setting the Company’s policies regarding compensation and benefits and administering the Company’s benefit plans. At the end of fiscal year 2014, the Compensation Committee consisted of Mr. Robert Tung, Mr. Guangxun Xu and Mr. Arthur Wong. The members of the Compensation Committee approved the amount and form of compensation paid to executive officers of the Company and set the Company’s compensation policies and procedures during these periods.

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

The Company’s Board of Directors and Compensation Committee have approved the current salaries for executives: RMB1.5 million (equivalent to approximately $0.24) million) for the Chairman, RMB1.0 million (equivalent to approximately $0.16 million) for the CEO, and RMB0.6 million (equivalent to approximately $0.09 million) individually for other officers in 2014.

Performance Bonus

a.	Grantees: Mr. Hanlin Chen, Mr. Qizhou Wu, Mr. Andy Tse, Mr. Jie Li, Mr. Yijun Xia, and Mr. Daming Hu.
b.	Conditions: (i) based on the Company’s consolidated financial statements, the year over year growth rates of sales, net profits and earnings per share for 2014 must exceed 15%; and (ii) the average growth rate of the foregoing indicators must exceed that of China auto industry in 2014 published by CAAM.
c.	Bonus: 50% of each officer’s annual salary in 2014.

The Company accrued performance bonuses for Named Executive Officers in 2014 as the Company reached the above conditions for awarding performance bonuses.

Stock Option Awards

The stock options plan proposed by management, which aims to incentivize and retain core employees, to meet employees’ benefits, the Company’s long term operating goals and stockholder benefits, was approved at the Annual Meeting of Stockholders held on June 28, 2005, and extended for ten years at the Annual Meeting of Stockholders held on September 16, 2014. The maximum common shares available for issuance under the plan is 2,200,000. The term of the plan was extended to June 27, 2025.

There were no stock options granted to management in 2014.

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

Compensation Tables

Executive Officers

The compensation that Named Executive Officers received for their services for fiscal years ended 2014 and 2013 were as follows (figures are in thousands of USD):

Name and principal position	Year	Salary (1)	Bonus (2)	Option Awards (3)		Total
Hanlin Chen (Chairman)	2014	$237	$119		$-	$356
	2013	$210	$-		$-	$210

Qizhou Wu (CEO)	2014	$158	$79		$-	$237
	2013	$140	$-		$-	$140

Jie Li (CFO)	2014	$95	$47	$		$142
	2013	$87	$-	$		$87

Haimian Cai (Vice President)	2014	$150	$-		$-	$150
	2013	$150	$-		$-	$150

(1)	Salary – Please refer to Base Salary disclosed under “Elements of compensation” section above for further details.

(2)	Bonus – Please refer to Performance Bonus disclosed under “Elements of compensation” section above for further details.

(3)	Option Awards – Please refer to Stock Option Awards disclosed under “Elements of compensation” section above for further details.

For detailed information on option exercises and stock vested, please see Note 19 to the consolidated financial statements in this report.

Compensation for Directors

Based on the number of the board of directors’ service years, workload and performance, the Company decides on their pay. The management believes that the pay for the members of the Board of Directors was appropriate as of December 31, 2014. The compensation that directors received for serving on the Board of Directors for fiscal year 2014 was as follows (figures are in thousands of USD):

Name	Fees earned or paid in cash	Option awards (1)	Total
Robert Tung	$44	$64	$108
Guangxun Xu	$40	$64	$104
Arthur Wong	$50	$64	$114

(1)	Other than the cash payment based on the number of a director’s service years, workload and performance, the Company grants 7,500 option awards to each director every year. In accordance with ASC Topic 718, the cost of the above mentioned stock options issued to directors was measured on the grant date based on their fair value. The fair value is determined using the Black-Scholes option pricing model and certain assumptions. Please see Note 19 to the consolidated financial statements in this Report.

The cost of the above-mentioned compensation paid to directors was measured based on investment, operating, technology, and consulting services they provided. All other directors did not receive compensation for their service on the Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose of or direct the disposition of, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 32,121,019 shares of common stock outstanding at December 31, 2014 (exclusive of 217,283 shares of treasury stock).

Name/Title	Total Number of Shares	Percentage Ownership
Hanlin Chen, Chairman (1)	17,849,014	55.57%
Li Ping Xie (1)	17,849,014	55.57%
Wiselink Holdings Limited, “Wiselink” (1)	17,849,014	55.57%
Qizhou Wu, CEO and Director	1,325,136	4.13%
Robert Tung, Director	7,500	0.02%
Haimian Cai, Director	-	-%
Jie Li, CFO(2)	83,403	0.26%
Daming Hu, CAO	-	-%
Tse Andy, Sr. VP	400,204	1.25%
Yijun Xia, VP	17,200	0.05%

All Directors and Executive Officers (8 persons)	19,682,457	61.28%

(1)	These 17,849,014 shares of common stock include: (i) 13,322,547 shares of common stock beneficially owned by Mr. Hanlin Chen; (ii) 1,502,925 shares of common stock beneficially owned by Ms. Liping Xie, Mr. Hanlin Chen’s wife; and (iii) 3,023,542 shares of common stock beneficially owned by Wiselink, a company controlled by Mr. Hanlin Chen.

(2)	Includes 50,000 shares held as nominee for Jiulong Machinery Electricity. On October 13, 2014, the Company issued 4,078,000 of its common shares in a private placement to nominee holders of Jiulong Machinery Electricity for the acquisition of the 19.0% and 20.0% equity interest in Jiulong and Henglong held by Jiulong Machinery Electricity, respectively. All of the nominee holders of Jiulong Machinery Electricity are unrelated parties except for Mr. Jie Li (CFO).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

The following table sets forth the aggregate fees for professional audit services rendered by PricewaterhouseCoopers Zhong Tian LLP (formerly known as PricewaterhouseCoopers Zhong Tian CPAs Limited Company) for the audit of the Company’s annual financial statements, and fees billed for other services for the fiscal years 2014 and 2013. The Audit Committee has approved all of the following fees (figures are in thousands of USD):

	Fiscal Year Ended
	2014	2013
Audit Fees	$863	$844
Audit-Related Fees	-	-
Tax Fees	-	-
Total Fees Paid	$863	$844

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

AUDIT COMMITTEE’S PRE-APPROVAL POLICY

During the fiscal years ended December 31, 2014 and 2013, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS

1.	Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers Zhong Tian LLP

2.	Consolidated Balance Sheets as of December 31, 2014 and 2013

3.	Consolidated Statements of Income for the years ended December 31, 2014 and 2013

4.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013

5.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013

6.	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

7.	Notes to Consolidated Financial Statements

(b) EXHIBITS

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002)

10.5	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006)

10.20	Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed on April 2, 2008)

10.21	English Translation of the Sino-Foreign Equity Joint Venture Contract dated January 24, 2010 between Great Genesis Holdings Limited and Beijing Hainachuan Auto Parts Co., Ltd. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2010 filed on March 25, 2010)

21	Schedule of Subsidiaries (incorporated by reference to Note 1 of the consolidated financial statements of the Company in this Annual Report on Form 10-K)

23.1	Consent of PricewaterhouseCoopers Zhong Tian LLP*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 26, 2015, formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income;
(iii)	Consolidated Statements of Comprehensive Income;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Related notes.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: March 26, 2015		/s/ Qizhou Wu

	Name:	Qizhou Wu

	Title:	Chief Executive Officer and President

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

Dated: March 26, 2015		/s/ Hanlin Chen
	Name:	Hanlin Chen
	Title:	Chairman and Director

Dated: March 26, 2015		/s/ Qizhou Wu
	Name:	Qizhou Wu
	Title:	Chief Executive Officer, President and Director

Dated: March 26, 2015		/s/ Jie Li
	Name:	Jie Li
	Title:	Chief Financial Officer

Dated: March 26, 2015		/s/ Daming Hu
	Name:	Daming Hu
	Title:	Chief Accounting Officer

Dated: March 26, 2015		/s/ Robert Tung
	Name:	Robert Tung
	Title:	Director

Dated: March 26, 2015		/s/ Guangxun Xu
	Name:	Guangxun Xu
	Title:	Director

Dated: March 26, 2015		/s/ Arthur Wong
	Name:	Arthur Wong
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO BOARD OF DIRECTORS AND STOCKHOLDERS OF

CHINA AUTOMOTIVE SYSTEMS, INC.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of China Automotive Systems, Inc. and its subsidiaries (collectively “the Company”) at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Item 9A Management’s Report on Internal Control Over Financial Reporting, management has excluded Fujian Qiaolong Special Purpose Vehicle Co., Ltd. (“Fujian Qialong”) from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination during 2014. We have also excluded Fujian Qiaolong from our audit of internal control over financial reporting. Fujian Qiaolong is a 51% owned subsidiary whose total assets and total revenues represent 3.0% and 1.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers Zhong Tian LLP

__________________________________________________

PricewaterhouseCoopers Zhong Tian LLP

Shanghai, People’s Republic of China

March 26, 2015

China Automotive Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands of USD, except share and per share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$68,505	$53,979
Pledged cash deposits	33,633	33,963
Short-term investments	41,017	35,510
Accounts and notes receivable, net - unrelated parties	282,348	267,639
Accounts and notes receivable, net - related parties	22,760	17,194
Advance payments and others - unrelated parties	2,124	3,156
Advance payments and others - related parties	741	866
Inventories	64,419	51,392
Assets held for sale	-	925
Current deferred tax assets	7,078	5,783
Total current assets	522,625	470,407
Non-current assets:
Property, plant and equipment, net	82,466	80,018
Intangible assets, net	3,419	686
Other receivables, net - unrelated parties	1,619	252
Other receivables, net - related parties	76	108
Advance payment for property, plant and equipment - unrelated parties	6,755	3,488
Advance payment for property, plant and equipment - related parties	2,085	2,097
Long-term investments	4,575	4,023
Goodwill	645	-
Non-current deferred tax assets	4,896	4,528
Total assets	$629,161	$565,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$43,988	$37,381
Accounts and notes payable - unrelated parties	213,090	198,419
Accounts and notes payable - related parties	4,857	4,634
Customer deposits	1,885	1,677
Accrued payroll and related costs	7,554	7,052
Accrued expenses and other payables	35,429	29,062
Accrued pension costs	5,586	4,626
Taxes payable	11,557	7,792
Amounts due to shareholders/directors	380	312
Current deferred tax liabilities	189	117
Total current liabilities	324,515	291,072
Long-term liabilities:
Advances payable	6,156	2,764
Non-current deferred tax liabilities	321	-
Total liabilities	330,992	293,836
Commitments and Contingencies (Note 30)
Stockholders’ Equity
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued –32,338,302 and 28,260,302 shares at December 31, 2014 and 2013, respectively	3	3
Additional paid-in capital	64,522	39,565
Retained earnings-
Appropriated	10,178	10,048
Unappropriated	179,435	146,023
Accumulated other comprehensive income	36,119	32,061
Treasury stock –217,283 and 217,283 shares at December 31, 2014 and 2013, respectively	(1,000)	(1,000)
Total parent company stockholders’ equity	289,257	226,700
Non-controlling interests	8,912	45,071
Total stockholders’ equity	298,169	271,771
Total liabilities and stockholders’ equity	$629,161	$565,607

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands of USD, except share and per share amounts)

	Year Ended December 31,
	2014	2013

Net product sales, including $50,442 and $37,453 to related parties for the years ended December 31, 2014 and 2013	$466,773	$415,158
Cost of products sold, including $23,506 and $25,916 purchased from related parties for the years ended December 31, 2014 and 2013	379,299	338,526
Gross profit	87,474	76,632
Net gain on other sales	11,821	7,555
Operating expenses:
Selling expenses	15,736	13,331
General and administrative expenses	16,161	13,253
Research and development expenses	22,966	20,885
Total operating expenses	54,863	47,469
Operating income	44,432	36,718
Other income, net	1,021	1,096
Interest expense	(1,788)	(1,569)
Financial income, net	2,416	1,996
Income before income tax expenses and equity in earnings of affiliated companies	46,081	38,241
Less: Income taxes	6,785	5,483
Add: Investment income, net	298	307
Net income	39,594	33,065
Net income attributable to noncontrolling interest	6,052	6,276
Net income attributable to parent company’s common shareholders	33,542	26,789

Net income attributable to parent company’s common shareholders per share –
Basic	$1.15	$0.96

Diluted	$1.15	$0.95

Weighted average number of common shares outstanding –
Basic	29,062,519	28,043,019
Diluted	29,082,809	28,056,144

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2014	2013

Net income	$39,594	$33,065
Other comprehensive income:
Foreign currency translation loss (gain)	(1,057)	7,411
Comprehensive income	38,537	40,476
Comprehensive income attributable to noncontrolling interest	5,680	7,524
Comprehensive income attributable to parent company	$32,857	$32,952

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands of USD, except share and per share amounts)

	2014	2013

Common Stock
Balance at January 1, 2014 and 2013 - 28,260,302 and 28,260,302 shares, respectively	$3	$3
Issuance of 4,078,000 shares in a private placement on October 13, 2014	0	-
Balance at December 31, 2014 and 2013 - 32,338,302 and 28,260,302 shares, respectively	$3	$3

Additional paid-in capital
Balance at January 1	$39,565	$39,371
Stock-based compensation	193	194
Return of common shareholders’ investment cost	(5,047)	-
Acquisition of the non-controlling interests in Henglong and Jiulong	(7,502)	-
Issuance of 4,078,000 shares in a private placement on October 13, 2014	37,313	-
Balance at December 31	$64,522	$39,565

Retained earnings— Appropriated
Balance at January 1	$10,048	$9,953
Appropriation of retained earnings	130	95
Balance at December 31	$10,178	$10,048

Unappropriated
Balance at January 1	$146,023	119,329
Net income attributable to parent company	33,542	26,789
Appropriation of retained earnings	(130)	(95)
Balance at December 31	$179,435	$146,023

Accumulated Other Comprehensive Income
Balance at January 1	$32,061	25,898
Other comprehensive income related to the non-controlling interests acquired by the Company	4,743	-
Net foreign currency translation adjustment attributable to parent company	(685)	6,163
Balance at December 31	$36,119	$32,061

Treasury stock
Balance at January 1, 2014 and 2013 - 217,283 and 217,283 shares, respectively	(1,000)	(1,000)
Balance at December 31, 2014 and 2013 - 217,283 and 217,283 shares, respectively	(1,000)	(1,000)

Total parent company stockholders’ equity	$289,257	$226,700

Non-controlling interest
Balance at January 1	$45,071	$38,846
Net foreign currency translation adjustment attributable to non-controlling interest	(372)	1,248
Net income attributable to non-controlling interest	6,052	6,276
Fair value of the non-controlling interests arising from the acquisition of Fujian Qiaolong	2,793	-
Acquisition of the non-controlling interests in Henglong and Jiulong	(29,812)	-
Other comprehensive income related to the non-controlling interests acquired by the Company	(4,743)	-
Distribution of retained earnings	(10,077)	(1,299)
Balance at December 31	$8,912	$45,071

Total stockholders' equity	$298,169	$271,771

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2014	2013

Cash flows from operating activities:
Net income	$39,594	$33,065
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	193	194
Depreciation and amortization	15,523	14,587
Deferred income taxes	(1,684)	(1,471)
Inventory write downs	3,908	2,313
Provision for doubtful accounts	96	60
Equity in earnings of affiliated companies	(260)	(307)
Gain on disposal of fixed assets	(7,475)	(4,282)
Amortization of debt issue cost	-	57
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged cash deposits	195	(6,701)
Accounts and notes receivable	(18,712)	(54,820)
Advance payments and other	1,272	8
Inventories	(10,156)	(8,716)
Increase (decrease) in:
Accounts and notes payable	11,940	26,600
Customer deposits	207	787
Accrued payroll and related costs	526	1,403
Accrued expenses and other payables	2,057	5,335
Accrued pension costs	969	235
Taxes payable	4,231	1,994
Advances payable	3,273	2,535
Net cash provided by operating activities	45,697	12,876

Cash flows from investing activities:
Purchase of short-term investments	(46,419)	(46,492)
Proceeds from maturities of short-term investments	40,828	11,330
Dividends from investment under cost method	-	66
Decrease (increase) in other receivables	(43)	625
Cash received from property, plant and equipment sales	7,048	6,284
Cash paid to acquire property, plant and equipment	(18,038)	(14,708)
Cash paid to acquire intangible assets	(1,376)	(163)
Acquisition of Fujian Qiaolong, net of cash acquired	(2,976)	-
Investment under cost method	(817)	-
Net cash used in investing activities	(21,793)	(43,058)

Cash flows from financing activities:
Proceeds from government and bank loan	19,922	24,017
Repayment of bank loans	(15,501)	(28,359)
Dividends paid to the holders of the Company’s common stock	(4,291)	-
Dividends paid to the non-controlling interest holders of joint venture companies	(9,316)	(1,433)
Increase (decrease) in amounts due to shareholders/directors	69	(35)
Net cash provided by financing activities	(9,117)	(5,810)

Cash and cash equivalents affected by foreign currency	(261)	2,322
Net increase (decrease) in cash and cash equivalents	14,526	(33,670)
Cash and equivalents at beginning of year	53,979	87,649
Cash and equivalents at end of year	$68,505	$53,979

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Year Ended December 31,
	2014	2013

Cash paid for interest	$1,214	$1,295
Cash paid for income taxes	$5,877	$6,043

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Non-cash investing activities:

	Year Ended December 31,
	2014	2013

Advance payments for acquiring property, plant and equipment	$4,492	$5,586
Accounts payable for acquiring property, plant and equipment	$1,569	$-
Accounts receivable for the sale of land use rights	$1,890	$-
Accounts payable for purchasing patented technology	$817	$-
Government subsidies recorded as a reduction of property, plant and equipment cost	$-	$2,460

Non-cash financing activities:

	Year Ended December 31,
	2014	2013

Non-controlling interests arising as a result of acquisition of Fujian Qiaolong	$2,793	$-
Issuance of common stock for the acquisition of non-controlling interests in Henglong and Jiulong	$37,314	$-
Dividends payable to the Company’s shareholders	$757	$-
Dividend payable to non-controlling interest shareholders of joint-ventures	$817	$34

The accompanying notes are an integral part of these consolidated financial statements

China Automotive Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Organization and Business

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

The Company owns the following aggregate net interests in the following Sino-foreign joint ventures, wholly-owned subsidiary and joint ventures organized in the PRC and Brazil as of December 31, 2014 and 2013.

	Aggregate Net Interest
Name of Entity	2014	2013
Jingzhou Henglong Automotive Parts Co., Ltd., “ Henglong ” [1]	100.00%	80.00%
Shashi Jiulong Power Steering Gears Co., Ltd., “ Jiulong ” [2]	100.00%	81.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “ Shenyang ” [3]	70.00%	70.00%
Universal Sensor Application Inc., “ USAI ” [4]	83.34%	83.34%
Wuhu Henglong Auto Steering System Co., Ltd., “ Wuhu ” [5]	77.33%	77.33%
Wuhan Jielong Electric Power Steering Co., Ltd., “ Jielong ” [6]	85.00%	85.00%
Jingzhou Hubei Henglong Automotive System Co., Ltd, “ Hubei Henglong ” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “ Testing Center ” [8]	80.00%	80.00%
Beijing Hainachun Henglong Automotive Steering System Co., Ltd, “ Beijing HengLong ” [9]	50.00%	50.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd, “ Chongqing Henglong ” [10]	70.00%	70.00%
CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “ Brazil Henglong ” [11]	80.00%	80.00%
Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong” [12]	51.00%	-
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [13]	85.00%	-

1.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles. On August 11, 2014, the Company entered into a Stock Exchange Agreement, the “Exchange Agreement”, with a third party, Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., “Jiulong Machine”, under which the Company issued 3,260,000 of its common shares in a private placement for the acquisition of the 20% equity interest in Henglong held by Jiulong Machine. On September 26, 2014, the Company obtained the 20% equity interest in Henglong and completed its share registration with the local government administrative bureau. While the Company retained its controlling interest in Henglong, the Company’s acquisition of the non-controlling interest was accounted for as an equity transaction (See Notes 18 and 22).

2.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles. On August 11, 2014, the Company entered into the Exchange Agreement with Jiulong Machine under which the Company issued 818,000 of its common shares in a private placement for the acquisition of the 19% equity interest in Jiulong held by Jiulong Machine. On September 26, 2014, the Company obtained the 19% equity interest in Jiulong and completed its share registration with the local government administrative bureau. While the Company retained its controlling interest in Jiulong, the Company’s acquisition of the non-controlling interest was accounted for as an equity transaction (See Notes 18 and 22).

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

6.	Jielong was established in 2006 and mainly engages in the production and sales of automobile steering columns.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products. The registered capital of the Testing Center was RMB30.0 million, equivalent to approximately $4.4 million.

9.	Beijing Henglong was established in 2010 and mainly engages in the design, development and manufacture of both hydraulic and electric power steering systems and parts. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for by the equity accounting method.

10.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

11.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sale of automotive parts in Brazil.
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

13.	On May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China. The registered capital of Wuhan Chuguanjie is RMB30.0 million, equivalent to approximately $4.9 million. At the date of release of this annual report, Jielong has completed the capital injection of RMB25.0 million, equivalent to approximately $4.1 million.

On September 22, 2014, Hubei Henglong entered into an agreement with seven other parties to establish a venture capital fund, the “Venture Fund”, which mainly focuses on investments in emerging automobiles and parts industries. Total share capital of the Venture Fund is RMB280.0 million (equivalent to approximately $45.5 million). The initial term of the fund is eight years. Hubei Henglong has committed to make investments into the Venture Fund of 17.9% or RMB50.0 million (equivalent to approximately $8.1 million), which will be paid in three installments. As Hubei Henglong is a limited partner of the Venture Fund and has no significant influence on the operation and decision-making of the Venture Fund, this investment will be accounted for using the cost method. On October 20, 2014, Hubei Henglong made its first capital contribution of RMB5.0 million (equivalent to approximately $0.8 million) (See Note 32).

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the years ended December 31, 2014 and 2013, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and joint ventures, which are described in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company has no voting control in Beijing Henglong, thus such investment was accounted for using the equity method.

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

USAI was formed in 2005. At December 31, 2014, 83.34% of USAI was owned by the Company, and 16.66% of USAI was owned by Hubei Wanlong Investment Inc., “Hubei Wanlong.” The highest authority of the joint venture is USAI’s board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, one of whom, 33%, is appointed by Hubei Wanlong. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. The chairman of such board of directors is appointed by the Company. The general manager of USAI is appointed by the Company.

Jielong was formed in April 2006. As at December 31, 2014, 85% of Jielong was owned by the Company, and 15% of Jielong was owned by Hubei Wanlong. The highest authority of the joint venture is Jielong’s board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, and one of whom, 33%, is appointed by Hubei Wanlong. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. Both the chairman of such board of directors and the general manager of Jielong are appointed by the Company.

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

In 2014, the Company acquired a 51.0% ownership interest in Fujian Qiaolong. The remaining 49.0% ownership interest of Fujian Qiaolong is owned by Longyan Huanyu Emergency Equipment Technology Co., Ltd. and Mr. Lin lilun. The highest authority of the joint venture is the board of directors, which is comprised of five directors, three of whom, 60%, are appointed by the Company, and two of whom, 40%, are appointed by Longyan Huanyu. As for day-to-day operating matters, approval by at least three members of such board of directors is required. The chairman of such board of directors is appointed by the Company. The general manager of Fujian Qiaolong is appointed by Longyan Huanyu.

In 2014, Jielong formed a subsidiary, Wuhan Chuguanjie, with 85% owned by the Company and 15% owned by Hubei Wanlong. The highest authority of the joint venture is the board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, and one of whom, 33%, is appointed by Hubei Wanlong. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. Both the chairman of such board of directors and the general manager of Chuguanjie are appointed by the Company.

The minority partners of each of the joint ventures are all private companies not controlled, directly or indirectly, by any PRC municipal government or other similar government entity.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company is of the opinion that the significant estimates related to impairment of long term assets and investment, the realizable value of accounts receivable and inventories, useful lives of property, plant and equipment, the amounts of accruals, warranty liabilities and deferred tax assets and the determination of fair value of identifiable assets and liabilities acquired through business combinations. Actual results could differ from those estimates.

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

Short-term investments - Short-term investments are comprised of time deposits with terms of three months or more which are due within one year. The carrying values of time deposits approximate fair value because of their short maturities. The interest earned is recognized in the consolidated statements of income over the contractual term of the deposits.

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

Property, Plant and Equipment – Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized; minor replacements and maintenance and repairs are charged to operations. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets as follows:

Category	Estimated Useful Life (Years)
Land use rights and buildings:
Land use rights	45 -50
Buildings	25
Machinery and equipment	6
Electronic equipment	4
Motor vehicles	8

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

Interest Costs Capitalized - Interest costs incurred in connection with borrowings for the acquisition, construction or installation of property, plant and equipment are capitalized (if significant) and depreciated as part of the asset’s total cost when the respective asset is placed into service.

However, for the fiscal year ended December 31, 2014 and 2013, interest costs which were incurred as a result of using such borrowings for the acquisition, construction or installation of property, plant and equipment were not significant, so the Company did not capitalize interest costs.

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

On September 22, 2014, Hubei Henglong entered into an agreement with seven other parties to establish a venture capital fund, the “Venture Fund”, which mainly focuses on investments in emerging automobiles and parts industries. On October 20, 2014, Hubei Henglong made its first capital contribution of $0.8 million. This investment will be accounted for using the cost method.

The Company continually reviews its investment to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, including general market conditions, industry-specific or investee-specific reasons, changes in valuation subsequent to the balance sheet date and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the security is written down to fair value. There were no impairment losses for its long-term investment in the years ended December 31, 2014 and 2013.

Business Combinations – A business combination is recorded using the purchase method of accounting, and the cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred and equity instruments issued as well as the contingent considerations and all contractual contingencies as of the acquisition date. The costs directly attributable to the acquisition are expensed as incurred. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total of consideration of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the subsidiary acquired over (ii) the fair value of the identifiable net assets of the subsidiary acquired is recorded as goodwill. If the consideration of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the consolidated statements of income.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisition of interests in its subsidiary. The Company tests goodwill for impairment at the reporting unit level on an annual basis, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. The Company adopted the FASB revised guidance on “Testing of Goodwill for Impairment.” Under this guidance, the Company has the option to choose whether it will apply the qualitative assessment first and then the quantitative assessment, if necessary, or to apply the quantitative assessment directly. For a reporting unit applying a qualitative assessment first, the Company starts the goodwill impairment test by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test uses a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. The Company estimates total fair value of the reporting unit using discounted cash flow analysis, and makes assumptions regarding future revenue, gross margins, working capital levels, investments in new products, capital spending, tax, cash flows, and the terminal value of the reporting unit. There is no loss on goodwill impairment during the year ended December 31, 2014.

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

Uncertain Tax Positions - In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. As of December 31, 2014, the Company has no uncertain tax positions.

Product Warranties - The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the years ended December 31, 2014 and 2013, the warranties activities were as follows (figures are in thousands of USD):

	Year Ended December 31,
	2014	2013
Balance at the beginning of year	$22,104	$18,081
Additions during the year	12,341	12,707
Settlement within the year	(9,354)	(9,244)
Foreign currency translation	(80)	560
Balance at end of year	$25,011	$22,104

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

Interest Rate Risk - As of December 31, 2014, the Company had bank loans of $30.0 million which were charged at floating interest rates. The remaining bank loans and convertible notes payable were charged at fixed interest rates. Management is monitoring the change of floating interest rates. The Company plans to repay the bank loans with floating interest rates when the floating interest rates exceed fixed interest rates, because such bank loans are short-term and the Company has sufficient credit lines with fixed interest rates.

Income Taxes - The Company accounts for income taxes using the liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities, changes in deferred tax assets and liabilities, if any, include the impact of any tax rate changes enacted during the year. ASC Topic 350 , “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Additionally, the Company accounts for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

If the amount of the Company’s taxable income or income tax liability is a determinant of the amount of a grant, the grant is treated as a reduction of the income tax provision in the year the grant is realized.

Research and Development Costs - Research and development costs are expensed as incurred.

Advertising, Shipping and Handling Costs – Advertising, shipping and handling costs are expensed as incurred and recorded in selling expenses. Shipping and handling costs relating to sales of $6.8 million and $5.5 million were included in selling expenses for the years ended December 31, 2014 and 2013, respectively.

Income Per Share - Basic income per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period using the two-class method. Under the two-class method, net income is allocated between ordinary shares and other participating securities, convertible note holders, based on their participating rights. Diluted income per share is calculated by dividing net income attributable to ordinary shareholders, as adjusted for the effects on income of participating securities as if they were dilutive ordinary shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of ordinary shares issuable upon the conversion of the convertible notes using the if-converted method, and shares issuable upon the exercise of stock options and warrants for the purchase of ordinary shares using the treasury stock method. Ordinary equivalent shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be antidilutive.

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

Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As at December 31, 2014 and 2013, the Company did not have any fair value assets and liabilities classified as Level 1.

Level 2 Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As at December 31, 2014 and 2013, the Company did not have any fair value assets and liabilities classified as Level 2.

Level 3 Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Accordingly, the compound derivative liabilities are classified as Level 3 as the inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. As of December 31, 2014 and 2013, the Company did not have any fair value assets and liabilities classified as Level 3.

The Company’s financial instruments consist principally of cash and cash equivalents, pledged cash deposits, short-term investments, accounts and notes receivable, accounts and notes payable, advance payment or payable, other receivable or payable, accrued expenses and bank loans. As of December 31, 2014 and 2013, the respective carrying values of all financial instruments approximated their fair values based on their short-term maturities.

Stock-Based Compensation - The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

The stockholders of the Company approved a stock incentive plan at the Annual Meeting of the Company held on June 28, 2005, and the maximum number of common shares for issuance under this plan is 2,200,000. The term of the plan is 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Under the stock incentive plan, the Company has issued 546,350 stock options, and 1,653,650 stock options remain to be issuable in the future. As of December 31, 2014, the Company had 97,500 stock options outstanding.

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

Certain Relationships And Related Transactions-

The following are the related parties of the Company. The major shareholders of the Company directly or indirectly have interests in these related parties:

•	Jingzhou Henglong Fulida Textile Co., Ltd., “ Jingzhou ”
•	Xiamen Joylon Co., Ltd., “ Xiamen Joylon ”
•	Shanghai Tianxiang Automotive Parts Co., Ltd., “ Shanghai Tianxiang ”
•	Shanghai Fenglong Materials Co., Ltd., “ Shanghai Fenglong ”
•	Changchun Hualong Automotive Technology Co., Ltd., “ Changchun Hualong ”
•	Jiangling Tongchuang Machining Co., Ltd., “ Jiangling Tongchuang ”
•	Beijing Hualong Century Digital S&T Development Co., Ltd., “ Beijing Hualong ”
•	Shanghai Hongxi Investment Inc., “ Hongxi ”
•	Hubei Wiselink Equipment Manufacturing Co., Ltd., “ Hubei Wiselink ”
•	Jingzhou Derun Agricultural S&T Development Co., Ltd., “ Jingzhou Derun ”
•	Jingzhou Tongying Alloys Materials Co., Ltd., “ Jingzhou Tongying ”
•	WuHan Dida Information S&T Development Co., Ltd., “ WuHan Dida ”
•	Hubei Wanlong Investment Co., Ltd., “ Hubei Wanlong ”
•	Jingzhou Yude Machining Co., Ltd., “ Jingzhou Yude ”
•	Wiselink Holdings Limited, “ Wiselink ”
•	Beijing Hainachuan HengLong Automotive Steering System Co., Ltd., “ Beijing Henglong ”
•	Honghu Changrun Automotive Parts Co., Ltd., “ Honghu Changrun ”
•	Jingzhou Henglong Real Estate Co., Ltd., “ Henglong Real Estate ”

•	Xiamen Joylon Automotive Parts Co., Ltd., “Xiamen Automotive Parts ”
•	Jingzhou Jiulong Machinery and Electronic Trading Co., Ltd., “ Jiulong Machinery ”
•	WuHan Tongkai Automobile Motor Co., Ltd., “ WuHanTongkai ”
•	Jingzhou Natural Astaxanthin Inc., “Jingzhou Astaxanthin”
•	Hubei Asta Biotech Inc., “Hubei Asta”

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The new guidance changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for the Company in the first quarter of fiscal 2015. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the impact of adopting this update on its financial statements.

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

In the second quarter of 2014, the Company acquired a 51.0% ownership interest in Fujian Qiaolong, a special purpose vehicle manufacturer and dealer with automobile repacking qualification, based in Fujian, China. Fujian Qiaolong mainly manufactures and distributes drainage and rescue vehicle with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles. The acquisition expands the Company’s scope of business and improves the Company’s product mix. The results of Fujian Qiaolong have been included since the date of acquisition and are reflected in the Company’s consolidated statements of income. The total purchase price was approximately $3.0 million. The goodwill resulting from the acquisition is not deductible for tax purposes.

The following table summarizes the allocation of consideration and the respective fair values of the assets acquired and liabilities assumed in the Fujian Qiaolong acquisition as of the date of purchase (figures are in thousands of USD):

Total purchase price:
Cash consideration paid to acquire ownership interest	$3,007

Assets
Cash and cash equivalents	$31
Current assets, net of cash acquired	8,428
Deferred tax asset	69
Property and equipment	3,694
Intangible assets	864
Goodwill	642
Total assets consolidated into the Company	$13,728
Liabilities
Current liabilities, excluding current deferred tax liabilities	(7,352)
Deferred tax liabilities	(448)
Other liabilities	(128)
Total liabilities consolidated into the Company	(7,928)
Non-controlling interests at fair value	(2,793)
Total equity consolidated into the Company	$(3,007)

The acquisition of Fujian Qiaolong resulted in the recognition of goodwill and intangible assets amounting to $ 0.6 million and $ 0.9 million, respectively. Intangible assets which have been assessed and recognized, such as patents and developed technology, have a weighted-average useful life of 4.7 years. No significant contingencies were identified which should be valued. Fujian Qiaolong contributed net revenues of $ 5.6 million and a net loss of $ 0.2 million to the Company for the year ended December 31, 2014.

Pro forma results of operations for the acquisition of Fujian Qiaolong have not been presented because they are not material to the consolidated results of operations.

4.	Short-term investments

Short-term investments comprise time deposits with maturity terms of more than three months but due within one year. The carrying values of time deposits approximate fair value because of their short maturities. The interest earned is recognized in the consolidated statements of income over the contractual term of the deposit.

As of December 31, 2014, the Company had pledged short-term investments of RMB33.0 million (equivalent to approximately $5.4 million) to secure loans under the credit facility issued by HSBC Bank (China) Company Limited Hong Kong branch (“HSBC HK”) and the use of the pledged short-term investments is restricted (See Note 13).

5.	Accounts and Notes Receivable

The Company’s accounts receivable at December 31, 2014 and 2013, are summarized as follows (figures are in thousands of USD):

	December 31,
	2014	2013
Accounts receivable - unrelated parties (1)	$137,165	$140,920
Notes receivable - unrelated parties (2) (3)	146,597	128,068
Total accounts and notes receivable- unrelated parties	283,762	268,988
Less: allowance for doubtful accounts- unrelated parties	(1,414)	(1,349)
Accounts and notes receivable- unrelated parties	282,348	267,639
Accounts and notes receivable - related parties	22,760	17,194
Accounts and notes receivable, net	$305,108	$284,833

(1)	As of December 31, 2014, the Company has pledged $34.3 million of accounts receivable as security for its comprehensive credit facility with banks in China.

(2)	Notes receivable represents accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

(3)	As of December 31, 2014, Henglong collateralized its notes receivable in an amount of RMB232.5 million (equivalent to approximately $38.0 million) as security for the credit facilities with banks in China and the Chinese government, including RMB201.8 million (equivalent to approximately $33.0 million) in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 13) which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau,” and RMB30.7 million (equivalent to approximately $5.0 million) in favor of the Chinese government as security for the low-interest government loan (See Note 13). As of December 31, 2013, Henglong collateralized its notes receivable in an amount of RMB196.3 million (equivalent to approximately $32.2 million) in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 13) which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau.”

The activity in the Company’s allowance for doubtful accounts of accounts receivable during the years ended December 31, 2014 and 2013, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2014	2013
Balance at beginning of year	$1,349	$1,266
Amounts provided for during the year	124	183
Amounts reversed of collection during the year	(54)	(48)
Written off during the year	-	(92)
Foreign currency translation	(5)	40
Balance at end of year	$1,414	$1,349

6. Other Receivables

The Company’s other receivables at December 31, 2014 and 2013, are summarized as follows (figures are in thousands of USD):

	December 31,
	2014	2013
Other receivables- unrelated parties (1)	$707	$314
Other receivables - employee housing loans (2)	990	-
Less: allowance for doubtful accounts - unrelated parties	(78)	(62)
Balance at end of year	$1,619	$252

	December 31,
	2014	2013
Other receivables - related parties	$725	$729
Less: allowance for doubtful accounts - related parties	(649)	(621)
Balance at end of year	$76	$108

(1)	Other receivables consist of amounts advanced to unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.

(2)	On May 28, 2014, the board of directors of the Company approved a loan program under which the Company will lend an aggregate of up to RMB50.0 million (equivalent to approximately $8.1 million) to the employees of the Company to assist them in purchasing houses. Employees are required to pay interest at an annual rate of 6.4%. These loans are unsecured and the term of the loans is generally for five years. The Company accounts for employee loans to be repaid within 12 months from the ending date of reporting period in Advance payments and others - unrelated parties and loans to be repaid in more than 12 months in Other receivables - unrelated parties. As of December 31, 2014, total loans to employees under this program were $1.1 million, consisting of $1.0 million included in Other receivables - unrelated parties and $0.1 million included in Advance payments and others - unrelated parties in the consolidated balance sheets.

The activity in the Company’s allowance for doubtful accounts of other receivable during the years ended December 31, 2014 and 2013, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2014	2013
Balance at beginning of year- unrelated parties	$62	$56
Amounts provided for during the year- unrelated parties	16	5
Amounts reversed of collection during the year- unrelated parties	-	-
Foreign currency translation- unrelated parties	-	1
Balance at end of year	$78	$62

	Year Ended December 31,
	2014	2013
Balance at beginning of year- related parties	$621	$608
Amounts provided for during the year- related parties	30	9
Amounts reversed of collection during the year- related parties	-	(15)
Foreign currency translation- related parties	(2)	19
Balance at end of year	$649	$621

7. Assets held for sale

According to the agreement signed between the Company and Jingzhou Land Reserve Center, “JLRC”, a local PRC government bureau, the Company has agreed to transfer the land use rights over 136,392 square meters of a piece of land in total located at Jingzhou city, Hubei Province, the PRC, to JLRC for total consideration of approximately $13.0 million. The collection of the consideration was subject to JLRC’s completion of its sale of such land use rights to be tendered in the open market.

In the third quarter of 2013, the Company recognized and received consideration of $4.6 million upon the completion of the sale of the first portion of the land use rights by JLRC. As of December 31, 2013, the balance of assets held for sale represented the remaining land use rights to be sold within the 12 months following such date.

In April 2014, JLRC successfully sold the remaining land use rights through an open tender, and the Company recorded $7.5 million for the sale of the rest of the land use rights as gain on other sales in the consolidated statements of income. The consideration for the remaining land use rights was approximately $8.4 million, of which $6.5 million had been received by the Company as of December 31, 2014. The remaining $1.9 million was recorded in accounts and notes receivable in the consolidated balance sheets and was received in March 2015.

8. Inventories

The Company’s inventories at December 31, 2014 and 2013, consisted of the following (figures are in thousands of USD):

	December 31,
	2014	2013
Raw materials	$15,842	$12,185
Work in process	11,849	8,079
Finished goods	36,728	31,128
Balance at end of year	$64,419	$51,392

Provision for inventories valuation amounted to $3.9 million and $2.3 million for the years ended December 31, 2014 and 2013, respectively.

9. Long-term Investments

On December 31, 2014 and 2013, the Company’s balance of long-term investment was $4.6 million and $4.0 million, respectively. As discussed in Note 2, for the long-term investments that the Company has no voting control, such investments were accounted for using the equity method or the cost method.

On January 24, 2010, the Company invested $3.1 million to establish a joint venture company, Beijing Henglong, with Hainachuan. The Company owns 50% equity in Beijing Henglong, as discussed in Note 2. The Company accounted for Beijing Henglong’s operational results with the equity method. On December 31, 2014 and 2013, the Company had $3.6 million and $3.9 million, respectively, of net equity in Beijing Henglong, respectively. Summarized statement of balance sheet data of Beijing Henglong as of December 31 is as follows (figures are in thousands of USD):

	December 31,
	2014	2013
Assets:
Current assets	$15,171	$13,364
Other assets	7,908	6,510
Total assets	$23,079	$19,874
Liabilities and shareholders’ equity:
Current liabilities	$12,853	$9,109
Other liabilities	2,886	2,897
Shareholders’ equity	7,340	7,868
Total liabilities and shareholders’ equity	$23,079	$19,874

Statement of operations data for the years ended December 31 of 2014 and 2013, are summarized as follows (figures are in thousands of USD):

	Net Sales		Gross Margin		Net Income(Loss)
	2014	2013	2014	2013	2014	2013

Beijing Henglong	$38,210	$28,046	$1,100	$869	$520	$482

The Company’s share of net assets and net income is “long-term investments” on the consolidated balance sheets and “equity in earnings of affiliated companies” on the consolidated statements of operations. The Company’s consolidated financial statements contain the net income of non-consolidated affiliates of $0.3 million and $0.2 million at December 31, 2014 and 2013, respectively.

On September 22, 2014, Hubei Henglong entered into an agreement with seven other parties to establish a venture capital fund, the “Venture Fund”, which mainly focuses on investments in emerging automobiles and parts industries. As of December 31, 2014, Hubei Henglong has made its first capital contribution of $0.8 million. This investment is accounted for using the cost method.

10. Property, Plant and Equipment

The Company’s property, plant and equipment at December 31, 2014 and 2013, are summarized as follows (figures are in thousands of USD):

	December 31,
	2014	2013

Costs:
Land use rights and buildings	$48,956	$43,849
Machinery and equipment	119,597	110,322
Electronic equipment	7,706	7,414
Motor vehicles	4,609	3,195
Construction in progress	5,463	5,133
	186,331	169,913
Less: Accumulated depreciation	(103,865)	(89,895)
Balance at end of year	$82,466	$80,018

Depreciation charges for the years ended December 31, 2014 and 2013, were $15.2 million and $14.4 million, respectively.

As of December 31, 2014, the Company has pledged property, plant and equipment with a net book value of approximately $45.5 million as security for its comprehensive credit facilities with banks in China.

11. Intangible Assets

The Company’s intangible assets at December 31, 2014 and 2013, are summarized as follows (figures are in thousands of USD):

	December 31,
	2014	2013
Costs:
Patent technology	$4,887	$2,067
Management software license	932	699
Total intangible assets - at cost (1)	5,819	2,766
Less: Accumulated amortization(2)	(2,400)	(2,080)
Balance at end of the year, net	$3,419	$686

(1)	Through the acquisition of Fujian Qiaolong in the second quarter of 2014, the Company acquired $0.9 million of intangible assets, consisting of $0.9 million of patent technology and $0.001 million of management software licenses, which are amortized over their average remaining useful lives of 4.7 years and 1.1 years, respectively.

(2)	Accumulated amortization expenses were $0.3 million and $0.2 million for the year ended December 31, 2014 and 2013, respectively. The estimated aggregated amortization expense for the five succeeding years is $2.1 million with $0.4 million for each year.

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

The components of deferred income tax assets at December 31, 2014 and 2013, were as follows (figures are in thousands of USD):

	December 31,
	2014	2013

Losses carryforward (U.S.) (1)	$7,014	$6,825
Losses carryforward (PRC)	2,000	1,838
Product warranties and other reserves	4,531	4,207
Property, plant and equipment	4,684	4,346
Share-based compensation	266	296
Bonus accrual	372	557
Other accruals	1,319	850
Others	1,496	1,103
Total deferred tax assets	21,682	20,022
Less: taxable temporary difference related to revenue recognition	(472)	(793)
Total deferred tax assets, net	21,210	19,229
Less: valuation allowance	(9,236)	(8,918)
Total deferred tax assets, net of valuation allowance (2)	$11,974	$10,311

(1)	The net operating loss carry forwards for the U.S. entity for income tax purposes are available to reduce future years' taxable income. These carry forwards will expire, if not utilized, at varying times over the next 20 years. Net operating loss carryforwards for non-U.S. entities can be carried forward for 5 years to offset taxable income. However, as of December 31, 2014, valuation allowance was $9.2 million, including $7.4 million allowance for the Company’s deferred tax assets in the United States and $1.8 million allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

(2)	Approximately $4.9 million and $4.5 million of deferred income tax assets as of December 31, 2014 and 2013, respectively, is included in non-current deferred tax assets in the consolidated balance sheets. The remaining $7.1 million and $5.8 million of deferred income tax assets as of December 31, 2014 and 2013, respectively, is included in the current deferred tax assets.

The activity in the Company’s valuation allowance for deferred tax assets during the years ended December 31, 2014 and 2013 are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2014	2013

Balance at beginning of year	$8,918	$8,988
Amounts provided for during the year	485	70
Amounts used during the year	(160)	(188)
Foreign currency translation	(7)	48
Balance at end of year	$9,236	$8,918

13. Bank Loans

Loans consist of the following at December 31, 2014 and 2013 (figures are in thousands of USD):

	December 31,
	2014	2013
Short-term bank loan (RMB) (1)	$4,085	$7,381
Short-term bank loan (USD) (2) (3)	35,000	30,000
Short-term government loan (4)	4,903	-
Subtotal	43,988	37,381
Debt issue cost	-	(57)
Amortization	-	57
Balance at end of the year	$43,988	$37,381

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year. At December 31, 2014 and 2013, the weighted average interest rate was 6.5% and 6.22% per annum, respectively. Interest is to be paid monthly or quarterly on the twentieth day of the applicable month or quarter and the principal repayment is at maturity.

(2)	On May 18, 2012, the Company entered into a credit facility agreement, the “Credit Agreement,” with ICBC Macau to obtain a non-revolving credit facility in the amount of $30.0 million, the “Credit Facility”. The Credit Facility would have expired on November 3, 2012 unless the Company drew down the line of credit in full prior to such expiration date, and the maturity date for the loan drawdown was the earlier of (i) 18 months from the drawdown or (ii) 1 month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”. The interest rate of the Credit Facility was calculated based on a three-month LIBOR plus 2.25% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. The interest was calculated daily based on a 360-day year and it was fixed one day before the first day of each interest period. The interest period was defined as three months from the date of drawdown. As security for the Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount not less than $31.6 million if the Credit Facility is fully drawn.

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB201.8 million (equivalent to approximately $33.0 million). The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013.

On May 7, 2013, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2014. The interest rate of the Credit Facility under the extended term is revised as the three-month LIBOR plus 2.0% per annum, Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged.

On May 13, 2014, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 12, 2015. The interest rate of the Credit Facility under the extended term is revised as the three-month LIBOR plus 2.55% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged. As of December 31, 2014, the interest rate of the Credit Facility was 2.81% per annum.

(3)	On July 16, 2014, Great Genesis entered into a credit facility agreement with HSBC HK to obtain a non-revolving credit facility in the amount of $5.0 million, the “HSBC Credit Facility”. The HSBC Credit Facility will expire on July 1, 2015, and has an annual interest rate of 1.7%. Interest is paid on the twentieth day of each month and the principal repayment is at maturity. As security for the HSBC Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide HSBC HK with the Standby Letter of Credit for a total amount of not less than $5.4 million if the HSBC Credit Facility is fully drawn.

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

(4)	On March 28, 2014, the Company received a Chinese government loan of RMB30.0 million (equivalent to approximately $4.9 million), with an interest rate of 3.0% per annum, which matured on March 15, 2015. Henglong pledged RMB30.7 million (equivalent to approximately $5.0 million) of notes receivable as security for such government loan (See Note 5).

14. Accounts and Notes Payable

The Company’s accounts and notes payable at December 31, 2014 and 2013, are summarized as follows (figures are in thousands of USD):

	December 31,
	2014	2013
Accounts payable - unrelated parties	$132,389	$120,202
Notes payable - unrelated parties (1)	80,701	78,217
Accounts and notes payable - unrelated parties	213,090	198,419
Accounts payable - related parties	4,857	4,634
Balance at end of year	$217,947	$203,053

(1)	Notes payable represent payables in the form of notes issued by the Company. The notes are endorsed by banks to ensure that noteholders will be paid after maturity. The Company has pledged cash deposits, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

15. Accrued Expenses and Other Payables

The Company’s accrued expenses and other payables at December 31, 2014 and 2013, are summarized as follows (figures are in thousands of USD):

	December 31,
	2014	2013

Accrued expenses	$6,988	$4,980
Accrued interest	121	85
Other payables	1,735	1,858
Dividends payable to common shareholders (1)	757	-
Dividends payable to non-controlling interests (2)	817	35
Warranty reserves	25,011	22,104
Balance at end of year	$35,429	$29,062

(1)	On May 27, 2014, the Company announced the payment of a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014. As of December 31, 2014, dividends payable of $0.8 million remained unpaid.

(2)	In accordance with the resolution of the board of directors of Henglong, in 2014, Henglong declared a dividend amounting to $50.4 million to its shareholders, of which $10.1 million was payable to the holder of the non-controlling interests. As of December 31, 2014, dividends payable of $0.8 million remained unpaid.

16. Taxes Payable

The Company’s taxes payable at December 31, 2014 and 2013, are summarized as follows (figures are in thousands of USD):

	December 31,
	2014	2013

Value-added tax payable	$6,393	$5,494
Income tax payable	4,537	1,841
Other tax payable	627	457
Balance at end of year	$11,557	$7,792

17. Advances Payable

On December 31, 2014 and 2013, advances payable of the Company was $6.3 million and $2.3 million, respectively.

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

18. Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the year ended December 31, 2014 and 2013, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2014	2013

Balance at beginning of year	$39,565	$39,371
Return of common shareholders’ investment cost (1)	(5,047)	-
Acquisition of the non-controlling interests in Henglong and Jiulong (2)	(7,502)	-
Issuance of common stock in exchange for the non-controlling interests in Henglong and Jiulong (2)	37,313	-
Share-based compensation (3)	193	194
Balance at end of year	$64,522	$39,565

(1)	On May 27, 2014, the Company announced a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014. As China Automotive Systems, the parent company, had an accumulated deficit position as of the date of the dividend declaration, the dividends distributed to the Company’s common shareholders described above are treated as a return of common shareholders’ investment cost.

(2)	On August 11, 2014, the Company entered into the Exchange Agreement with Jiulong Machinery Electricity, under which the Company issued 3,260,000 and 818,000 of its common shares in consideration for the acquisition of the 20% and 19% equity interests in Henglong and Jiulong, respectively, held by Jiulong Machinery Electricity. On September 26, 2014, the Company obtained the 20% and 19% equity interests in Henglong and Jiulong, respectively, and completed its share registrations with the local government administrative bureau. The Company owned 100% of the equity interests in both Henglong and Jiulong as of September 30, 2014. The Company’s acquisitions of the non-controlling interests were accounted for as equity transactions in the year ended December 31, 2014. The total carrying value for the non-controlling interests in both Henglong and Jiulong was $34.5 million, including the accumulated other comprehensive income of $4.7 million related to the noncontrolling interests acquired and other non-controlling interest of $29.8 million. Therefore, the total carrying value of $34.5 million for the non-controlling interests acquired was reclassified from non-controlling interests to the controlling interest’s equity as of September 30, 2014. On October 13, 2014, the Company completed its issuance of 4,078,000 common shares to nominee holders designated by Jiulong Machinery Electricity. The fair market value of the Company’s common stock issued was $37.3 million or $9.15 per share, which was determined on the issuance date of the common shares. The difference between the fair market value of $37.3 million for the Company’s common shares issued and the carrying value of $34.5 million for the non-controlling interest acquired of $2.8 million was recorded as a reduction of additional paid-in capital. Additional paid-in capital of the Company was also decreased by $4.7 million and the accumulated other comprehensive income attributable to Henglong and Jiulong was increased by a corresponding amount.

(3)	On September 16, 2014 and August 13, 2013, the Company granted 22,500 and 22,500 stock options, respectively, to the Company’s independent directors, with the exercise price equal to the closing price of the Company’s common stock traded on NASDAQ on the date of grant. The fair value of stock options was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instruments. The dividend yield assumption is based on historical patterns and future expectations for the Company’s dividends.

19. Stock Options

The stock option plan was approved at the Annual Meeting of Stockholders held on June 28, 2005, and extended for ten years at the Annual Meeting of Stockholders held on September 16, 2014. The maximum common shares available for issuance under this plan is 2,200,000. The term of the plan was extended to June 27, 2025. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees who served over three years or have given outstanding performance, of options to purchase shares of the Company’s common stock. The Company has issued 546,350 stock options under this plan, and there remain 1,653,650 stock options issuable in the future as of December 31, 2014.

Under the aforementioned plan, the stock options granted will have an exercise price equal to the closing price of the Company’s common stock traded on NASDAQ on the date of grant, and will expire two to five years after the grant date. Except for the 298,850 options granted to management in December 2008, which became exercisable on a ratable basis over the vesting period (3 years), the others were exercisable immediately on the grant date. Stock options will be settled in shares of the Company’s common stock upon exercise and are recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” As of December 31, 2014, the Company has sufficient unissued registered common stock for settlement of the stock incentive plan mentioned above.

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

During 2014 and 2013, assumptions used to estimate the fair value of stock options on the grant dates are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
September 16, 2014	120.6%	1.78%	5	0.00%
August 13, 2013	131.5%	1.49%	5	0.00%

The stock options granted during 2014 and 2013 were exercisable immediately and their fair value on the grant date using the Black-Scholes option pricing model were $0.2 million and $0.2 million, respectively. For the years ended December 31, 2014 and 2013, the Company recognized stock-based compensation expenses of $0.2 million and $0.2 million, respectively.

The activities of stock options are summarized as follows, including granted, exercised and forfeited.

			Weighted-Average
		Weighted-Average	Contractual
	Shares	Exercise Price	Term (years)
Outstanding - January 1, 2013	90,000	$8.22	5
Granted	22,500	10.00	5
Cancelled	(7,500)	5.65	5
Outstanding - December 31, 2013	105,000	$8.78	5
Granted	22,500	10.31	5
Cancelled	(30,000)	9.64	5

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2014:

	Outstanding Stock	Weighted Average	Weighted Average	Number of Stock
Range of Exercise Prices	Options	Remaining Life	Exercise Price	Options Exercisable
$3.50 - $10.00	60,000	2.75	$6.35	60,000
$10.01 - $18.00	37,500	3.00	$12.91	37,500
	97,500			97,500

As of December 31, 2014 and 2013, the total intrinsic value of the Company’s stock options that were outstanding was $0.2 million and $0.2 million, respectively.

As of December 31, 2014 and 2013, the total intrinsic value of Company’s stock options that were exercisable was $0.2 million and $0.2 million, respectively.

For the years ended December 31, 2014 and 2013, no Company’s stock options were exercised.

As of December 31, 2014 and 2013, the weighted average fair value of the Company’s stock options that were granted was $8.59 and $8.64, respectively.

20. Retained Earnings

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

For the years ended December 31, 2014 and 2013, the subsidiaries in China appropriated statutory reserves of $0.1 million and $0.1 million, respectively, in respect of the dividends that were declared.

On May 27, 2014, China Automotive Systems, the parent company, announced a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014. As China Automotive Systems had an accumulated deficit position as of the date of the dividend declaration, the dividends distributed to the Company’s common shareholders described above are treated as a return of common shareholders’ investment cost.

21. Accumulated other comprehensive income

The Company’s activities in respect of the amounts of the accumulated other comprehensive income for the year ended December 31, 2014 and 2013, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2014	2013

Balance at beginning of year	$32,061	$25,898
Other comprehensive income related to the non-controlling interests acquired by the Company (See Note 18)	4,743	-
Foreign currency translation adjustment attributable to parent company	(685)	6,163
Balance at end of year	$36,119	$32,061

22.  Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the year ended December 31, 2014 and 2013, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2014	2013

Balance at beginning of year	$45,071	$38,846
Fair value of the non-controlling interests arising from the acquisition of Fujian Qiaolong (1)	2,793	-
Acquisition of the non-controlling interests in Henglong and Jiulong (See Note 18)	(29,812)	-
Other comprehensive income related to the non-controlling interests acquired by the Company (See Note 18)	(4,743)	-
Income attributable to non-controlling interests	6,052	6,276
Dividends declared to the non-controlling interest holders of joint-venture companies(See Note 15)	(10,077)	(1,299)
Foreign currency translation adjustment attributable to non-controlling interests	(372)	1,248
Balance at end of year	$8,912	$45,071

(1)	In the second quarter of 2014, the Company acquired a 51.0% equity interest in Fujian Qiaolong (See Note 3). The fair value of the non-controlling interest in Fujian Qiaolong is $2.8 million.

23.  Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment and scraps. For the year ended December 31, 2014, gain on other sales amounted to $11.8 million, including $4.3 million of gain on sales of materials and iron scrap and aluminum scrap, and $7.5 million of gain on sales of property, plant and equipment, as compared to $7.6 million for 2013, including $3.3 million of gain on sales of materials and iron scrap and aluminum scrap, and $4.3 million of gain on sales of property, plant and equipment.

Gain on sales of property, plant and equipment mainly come from the income of selling land use rights. During 2014, the Company sold the remaining land use rights (See Note 7) and recognized a gain of $7.5 million, which represented the difference between the selling price of $8.4 million and the net book value of the land use rights of $0.9 million. For 2013, the Company sold part of its land use rights and recognized a gain of $ 4.1 million, which represented the difference between the selling price of $ 4.6 million and the net book value of the land use rights of $ 0.5 million.

24.  Other Income, Net

The Company recorded government subsidies received with no further condition to be met as other income. As of December 31, 2014 and 2013, the Company has received such subsidies in the amounts of $1.0 million and $1.1 million, respectively.

The Chinese government provides subsidies to support enterprises in their Research and development, “R&D,” and renewal of equipment. Government subsidies are generally classified as specific purpose subsidies, such as R&D activities and renewal of equipment, and unspecified purpose subsidies. For specific purpose subsidies, accounting by the occurred evidence, subsidies for the R&D activities first offset related R&D expenses that occurred, and subsidies for renewal of equipment offset the cost of related assets. Unspecific purpose subsidies are generally recognized as other income.

25. Financial Income, Net

During the years ended December 31, 2014 and 2013, the Company recorded financial income (expenses) which are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2014	2013

Interest income	$2,957	$2,836
Foreign exchange loss, net	(96)	(110)
Gain (loss) on notes discounted, net	136	(31)
Bank fees	(581)	(699)
Total financial income, net	$2,416	$1,996

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

According to PRC tax regulation, the Company should withhold income taxes for the profit distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profit that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. As of December 31, 2014, the Company has recognized deferred tax liabilities of $0.18 million for the remaining undistributed profits to Genesis of $3.6 million. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries permanently. As of December 31, 2014 and 2013, the Company still has undistributed earnings of approximately $188.3 million and $158.5 million, respectively, from investment in the PRC subsidiaries that are considered permanently reinvested. Had the undistributed earnings been distributed to Genesis and not permanently reinvested, the tax provision as of December 31, 2014 and 2013, of approximately $9.4 million and $7.9 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

During 2008, Jiulong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2008, 2009 and 2010. In 2011, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, the Company continued to be taxed at the 15% tax rate in 2011, 2012 and 2013. The Company submitted the re-assessment application in 2014 and believes it will continue to be qualified as a “High & New Technology Enterprise” and the applied tax rate from 2014 through 2016 is 15% accordingly. The government has published its preliminary re-assessment results on its official website and expects to issue the formal license of “High & New Technology Enterprise” by April 2015.

During 2008, Henglong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2008, 2009 and 2010. In 2011, the Company passed the re-assessment of the government, based on PRC income tax laws. Accordingly, it continued to be taxed at the 15% tax rate in 2011, 2012 and 2013. The Company has passed the re-assessment in 2014 and continues to qualify as a “High & New Technology Enterprise”. Accordingly, it continues to be taxed at the 15% tax rate in 2014, 2015 and 2016.

During 2009, Shenyang was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2009, 2010 and 2011. In 2012, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2012, 2013 and 2014.

According to the New CIT, Wuhu has been subject to income tax at a rate of 11%, 12% and 12.5%, respectively, for 2010, 2011 and 2012. Wuhu was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2013 and 2014.

During 2013, Jielong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% for 2013, 2014 and 2015.

According to the New CIT, Hubei Henglong has been subject to tax at a rate of 12.5% from 2010 to 2012. In November 2011, Hubei Henglong was awarded the title of “High & New Technology Enterprise”, based on the PRC income tax law. Accordingly, it will be subject to enterprise income tax at a rate of 15% for 2013. The Company has passed the re-assessment in 2014 and continues to qualify as a “High & New Technology Enterprise”. Accordingly, it continues to be taxed at the 15% tax rate in 2014, 2015 and 2016.

According to the New CIT, USAI and Testing Center were exempted from income tax in 2009, and each has been subject to income tax at a rate of 12.5% in 2010 and 2011, and 25% in 2012, 2013 and 2014.

Chongqing Henglong was established in 2012. According to the New CIT, it is subject to enterprise income tax at a rate of 25% for 2014. No provision for Chongqing Henglong is made as it had no assessable income for the year ended December 31, 2014.

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million (equivalent to BRL 0.24 million). The Company had no assessable income in Brazil for the years ended December 31, 2014 and 2013.

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

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the years ended December 31, 2014 and 2013.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made for HLUSA as HLUSA had no assessable income in the United States in 2013. HLUSA made a provision for assessable income for the year ended December 31, 2014.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made for CAAS as the Company had no assessable income in the United States for the years ended December 31, 2014 and 2013.

The provision for income taxes was calculated as follows (figures are in thousands of USD):

	Year Ended December 31,
	2014	2013

Tax rate	35%	35%
Income before income taxes	$46,081	$38,241
Income tax at federal statutory tax rate	16,128	13,384
Tax benefit of double-deductible R&D expense	(2,871)	(2,793)
Effect of differences in foreign tax rate	(7,756)	(6,175)
Provision on valuation allowance for deferred income tax – U.S.	188	(178)
Provision on valuation allowance for deferred income tax – PRC	297	107
Other differences	799	1,138
Total income tax expense	$6,785	$5,483

The combined effects of the income tax exemption and reduction available to the Company are as follows (figures are in thousands of USD unless otherwise indicated):

	Year Ended December 31,
	2014	2013
Tax holiday effect	$7,756	$6,175
Basic net income per share effect	0.27	0.22
Diluted net income per share effect	0.27	0.22

The Company is subject to examination in the United States and China. The Company's tax years for 2004 through 2014 are still open for examination in China. The Company's tax years for 2006 through 2014 are still open for examination in the United States.

Uncertain Tax Positions

The Company did not have any uncertain tax positions for the years ended December 31, 2013 and 2014.

27. Income Per Share

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year.

For diluted income per share, the Company uses the treasury stock method for options and warrants, assuming the issuance of common shares, if dilutive, resulting from the exercise of options and warrants.

The calculations of basic and diluted income per share attributable to the parent company were (figures are in thousands of USD):

	Year Ended December 31,
	2014	2013

Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$33,542	26,789
Denominator:
Weighted average ordinary shares outstanding – Basic	29,062,519	28,043,019
Dilutive effects of stock options	20,290	13,125
Denominator for dilutive income per share – Diluted	29,082,809	28,056,144
Net income per share attributable to the parent company’s common shareholders
Basic	1.15	0.96
Diluted	1.15	0.95

As of December 31, 2014 and 2013, the exercise prices for 60,000 shares and 52,500 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the year ended December 31, 2014 and 2013, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

In 2014, the Company’s ten largest customers accounted for 66.8% of the Company’s consolidated sales, with 1 customer accounting for more than 10% of consolidated sales (as 11.5% of consolidated sales).

In 2013, the Company’s ten largest customers accounted for 71.8% of the Company’s consolidated sales, with 1 customer accounting for more than 10% of consolidated sales (as 11.1% of consolidated sales).

At December 31, 2014 and 2013, approximately 5.4% and 3.1% of accounts receivable were from trade transactions with the aforementioned customer (accounting for more than 10% of consolidated sales).

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

Related sales and purchases: During the years ended December 31, 2014 and 2013, the joint ventures entered into related party transactions with companies with common directors as shown below (figures are in thousands of USD):

Merchandise Sold to Related Parties

	Year Ended December 31,
	2014	2013
Xiamen Joylon	$7,159	$6,152
Xiamen Automotive Parts	4,327	2,757
Shanghai Fenglong	384	406
JingzhouYude	3	583
Jingzhou Tongying	1,321	-
Beijing Henglong	37,176	27,283
Other Related Parties	72	272
Total	$50,442	$37,453

Technology Sold to Related Parties

	Year Ended December 31,
	2014	2013

Beijing Henglong	$88	$88

Rental income obtained from related parties

	Year Ended December 31,
	2014	2013

Total rental income	$111	$-

Materials sold to related parties

	Year Ended December 31,
	2014	2013
Jingzhou Tongying	638	-
Jiangling Tongchuang	204	-
Jingzhou Yude	910	-
Other Related Parties	92	-
Total	$1,844	$-

Materials Purchased from Related Parties

	Year Ended December 31,
	2014	2013

Honghu Changrun	$891	$1,258
Jiangling Tongchuang	7,243	9,025
Jingzhou Tongying	11,206	12,622
Hubei Wiselink	1,629	1,106
Wuhan Tongkai	2,536	1,897
Other Related Parties	1	8
Total	$23,506	$25,916

Technology and Services Purchased from Related Parties

	Year Ended December 31,
	2014	2013

Changchun Hualong	$407	$422
Jingzhou Derun	-	492
Honghu Changrun	-	285
Beijing Hualong	287	432
Hubei Asta	204	-
Total	898	1,631

Equipment Purchased from Related Parties

	Year Ended December 31,
	2014	2013

Hubei Wiselink	$3,365	$5,373

Related receivables, advance payments and account payable: As at December 31, 2014 and 2013, accounts receivables, advance payments and account payable between the Company and related parties are as shown below (figures are in thousands of USD):

Accounts and Notes Receivable from Related Parties

	December 31,
	2014	2013
Xiamen Joylon	$4,916	$4,076
Xiamen Automotive Parts	929	843
Shanghai Fenglong	332	298
Jingzhou Yude	1,953	2,008
Jingzhou Tongying	349	485
Beijing Henglong	14,252	9,426
Other Related Parties	29	58
Total	$22,760	$17,194

Other Receivables from Related Parties

	December 31,
	2014	2013
Wuhan Dida	$48	$62
Jiulong Machinery	667	621
Other Related Parties	10	46
Total	725	729
Less: provisions for bad debts	(649)	(621)
Balance at end of year	$76	$108

Other receivables from related parties are primarily unsecured demand loans, with no stated interest rate or due date.

Accounts payable to Related Parties

	December 31,
	2014	2013
Shanghai Tianxiang	$176	$341
Jiangling Tongchuang	584	891
Hubei Wiselink	1,815	755
Jingzhou Tongying	1,645	1,911
Wuhan Tongkai	576	620
Honghu Changrun	58	94
Other Related Parties	3	22
Total	$4,857	$4,634

Advanced equipment payments to Related Parties

	December 31,
	2014	2013
Hubei Wiselink	$2,085	$2,097

Other advance payments to Related Parties

	December 31,
	2014	2013
Jiangling Tongchuang	$30	$176
Changchun Hualong	82	86
Wuhan Tongkai	4	181
Honghu Changrun	511	423
Other Related Parties	114	-
Total	$741	$866

Loan to Related Parties

During the year ended December 31, 2013, certain of the Company’s subsidiaries provided short-term loans to related parties of the Company in the aggregate principal amount of approximately $22.9 million (RMB140.8 million). The contractual period of each loan was three months or less from the date of the extension of the loan. Out of the total amount, loans of approximately US$15.8 million (RMB97.0 million) bore an interest rate of 5.6% per annum, which were entered into for the purpose of generating returns for the Company’s idle cash resulting from the seasonality of its business and assisting the borrowing entities in addressing certain cash flow needs. For loans of approximately US$7.1 million (RMB43.8 million) to related parties which primarily consisted of loans with repayment terms of less than 3 days, the Company did not charge interest due to their short-term maturity.

All of these loans qualify for net reporting in accordance with ASC 230 “Statement of Cash Flows”. As of December 31, 2013, all of these loans have been repaid to the Company. For the year ended December 31, 2013, the Company received $0.2 million in interest income from these loans to the related parties.

For the years ended December 31, 2014 and 2013, the loans to related parties were comprised of the following:

	For the Year Ended December 31,
	2014	2013
Henglong Real Estate (1)	$-	$18,309
Hubei Wiselink (2)	-	3,253
Xiamen Joylon (2)	-	943
Juilong Machine (3)	-	399
Total	$-	$22,904

(1)	Mr. Hanlin Chen, Chairman of the Company, Mr. Wu Qizhou, the CEO of the Company, and the spouse of Mr. Andy Tse, Senior Vice President of the Company, collectively own 59.2% of the equity interests of Henglong Real Estate.

(2)	Hubei Wiselink and Xiamen Joylon are directly and indirectly controlled by Mr. Hanlin Chen, Chairman of the Company.

(3)	Jiulong Machine was a non-controlling interest shareholder that owned 20% and 19% of the equity interests of Henglong and Jiulong, subsidiaries of the Company, respectively, until September 26, 2014.

The Company has no ongoing commitments for the loans to related parties.

The Company's related parties, such as Jingzhou Derun and Wuhan Dida, pledged certain land use rights and buildings as security for the Company’s comprehensive credit facility.

As of March 26, 2015, the date the Company issued the financial statements, Hanlin Chen, Chairman, owns 55.6% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

b. Commitments

In addition to bank loans, notes payables and the related interest, the following table summarizes the Company’s noncancelable commitments and having initial terms in excess of one year as of December 31, 2014 (figures are in thousands of USD):

	Payment Obligations by Period
	2015	2016	2017	2018	Thereafter	Total
Obligations for investment contracts (1)	$1,634	$3,269	$2,451	$-	$-	$7,354
Obligations for purchasing and service	6,981	205	-	-	-	7,186
Total	$8,615	$3,474	$2,451	$-	$-	$14,540

(1)	On September 22, 2014, Hubei Henglong entered into an agreement with seven other parties to establish the Venture Fund, under which Hubei Henglong has committed to make investments of 17.9% or RMB50.0 million (equivalent to approximately $8.2 million) into the Venture Fund in three installments. On October 20, 2014, Hubei Henglong made its first capital contribution of RMB5.0 million (equivalent to approximately $0.8 million). The remaining capital commitment of RMB45.0 million (equivalent to approximately $7.4 million) will be paid upon capital calls received from the Venture Fund.

31. Off-Balance Sheet Arrangements

At December 31, 2014 and 2013, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of December 31, 2014, the Company had 12 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other seven sectors were engaged in the production and sale of sensor modular (USAI), column (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), commercial vehicle repacking and sales (Fujian Qiaolong), and manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie). Since the revenues, net income and net assets of these seven sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the consolidated financial statements, the Company incorporated these seven sectors into “Other Sectors.”

As of December 31, 2013, the Company had 10 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other five sectors were engaged in the production and sale of sensor modular (USAI), EPS (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong) and trade (Brazil Henglong). Since the revenues, net income and net assets of these five sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the consolidated financial statements, the Company incorporated these five sectors into “Other Sectors.”

The Company’s product sector information from continuing operations is as follows (figures are in thousands of USD):

	Net Sales		Net Income
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013

Henglong	$293,866	$260,636	$30,593	$25,686
Jiulong	77,281	77,691	958	2,141
Shenyang	41,873	41,536	2,271	1,796
Wuhu	26,799	26,333	1,185	223
Hubei Henglong	56,653	48,087	45,748 (1)	8,871 (1)
Other Sectors	43,189	36,444	2,005	1,087
Total Segments	539,661	490,727	82,760	39,804
Corporate	-	-	(2,950)	(2,035)
Eliminations	(72,888)	(75,569)	(40,216)	(4,704)
Total consolidated	$466,773	415,158	$39,594	$33,065

(1)	$40.4 million and $5.2 million included in the respective balances of $45.7 million and $8.9 million were income from investment in Henglong in 2014 and 2013, respectively, which have been eliminated at the consolidation level.

	Inventories		Total Assets
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013

Henglong	$24,716	$21,451	$310,013	$315,309
Jiulong	12,660	12,186	74,994	74,997
Shenyang	3,826	2,994	46,982	43,358
Wuhu	3,116	2,958	24,725	25,528
Hubei Henglong	12,171	12,054	224,495	138,674
Other Sectors	11,106	3,807	74,181	44,743
Total Segments	67,595	55,450	755,390	642,609
Corporate	-	-	186,054	157,158
Eliminations	(3,176)	(4,058)	(312,283)	(234,160)
Total consolidated	$64,419	51,392	$629,161	565,607

	Depreciation and Amortization		Capital Expenditures
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013

Henglong	$6,732	$5,460	$7,555	$8,073
Jiulong	4,258	4,546	2,176	673
Shenyang	728	723	152	451
Wuhu	644	605	864	759
Hubei Henglong	2,328	2,104	6,207	4,239
Other Sectors	1,561	1,384	8,757	1,043
Total Segments	16,251	14,822	25,711	15,238
Corporate	21	21	425	-
Eliminations	(749)	(256)	(2,929)	(367)
Total consolidated	$15,523	$14,587	$23,207	$14,871

Financial information segregated by geographic region is as follows (figures are in thousands of USD):

	Net Sales (1)		Long-term assets
	Year Ended December 31,		As of December 31
	2014	2013	2014		2013

Geographic region:
United States	$57,888	$50,281	$851		$841
China	408,493	363,901	100,747		89,818
Other foreign countries	392	976	42		13
Total consolidated	$466,773	$415,158	$101,640	(2)	$90,672	(2)

(1)	Revenue is attributed to each country based on location of customers.

(2)	Pursuant to ASC 280-10-50-41, the non-current deferred tax assets of $4.9 million and $4.5 million were excluded from long-term assets as of December 31, 2014 and 2013, respectively.

EXHIBIT INDEX

Exhibit
Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002)

10.5	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006)

10.20	Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed on April 2, 2008)

10.21	English Translation of the Sino-Foreign Equity Joint Venture Contract dated January 24, 2010 between Great Genesis Holdings Limited and Beijing Hainachuan Auto Parts Co., Ltd. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2009 filed on March 25, 2010)

21	Schedule of Subsidiaries (incorporated by reference to Note 1 of the consolidated financial statements of the Company in this Annual Report on Form 10-K)

23.1	Consent of PricewaterhouseCoopers Zhong Tian LLP*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 26, 2015, formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income;
(iii)	Consolidated Statements of Comprehensive Income;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Related Notes.

*	Filed herewith.

