Form 10-Q
period 2015-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2015-05-14
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes          ☐          No          ☒

As of May 14, 2015, the Company had 32,121,019 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Net product sales, including $8,299 and $11,810 to related parties for the three months ended March 31, 2015 and 2014	$123,443	$114,306
Cost of products sold, including $7,008 and $7,191 purchased from related parties for the three months ended March 31, 2015 and 2014	101,772	92,969
Gross profit	21,671	21,337
Gain on other sales	1,657	909
Less: Operating expenses
Selling expenses	3,624	3,042
General and administrative expenses	4,448	3,545
Research and development expenses	5,893	5,888
Total operating expenses	13,965	12,475
Income from operations	9,363	9,771
Other income, net	94	239
Interest expense	(474)	(278)
Financial income, net	753	491
Income before income tax expenses and equity in earnings of affiliated companies	9,736	10,223
Less: Income taxes	1,410	1,975
Equity in earnings of affiliated companies	66	63
Net income	8,392	8,311
Net income (loss) attributable to non-controlling interests	(118)	1,537
Net income attributable to parent company’s common shareholders	$8,510	$6,774
Comprehensive income:
Net income	$8,392	$8,311
Other comprehensive income:
Foreign currency translation loss, net of tax	(1,275)	(2,397)
Comprehensive income	7,117	5,914
Comprehensive income (loss) attributable to non-controlling interests	(201)	1,136
Comprehensive income attributable to parent company	$7,318	$4,778

Net income attributable to parent company’s common shareholders per share

Basic –	$0.26	$0.24

Diluted-	$0.26	$0.24
Weighted average number of common shares outstanding
Basic	32,121,019	28,043,019
Diluted	32,134,732	28,063,501

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$65,909	$68,505
Pledged cash deposits	30,663	33,633
Short-term investments	39,084	41,017
Accounts and notes receivable, net - unrelated parties	295,215	282,348
Accounts and notes receivable, net - related parties	25,678	22,760
Advance payments and others - unrelated parties	3,561	2,124
Advance payments and others - related parties	623	741
Inventories	68,747	64,419
Current deferred tax assets	6,739	7,078
Total current assets	536,219	522,625
Non-current assets:
Property, plant and equipment, net	84,099	82,466
Intangible assets, net	3,262	3,419
Other receivables, net - unrelated parties	1,858	1,619
Other receivables, net - related parties	8	76
Advance payment for property, plant and equipment - unrelated parties	3,229	6,755
Advance payment for property, plant and equipment - related parties	2,554	2,085
Long-term investments	4,624	4,575
Goodwill	643	645
Non-current deferred tax assets	5,293	4,896
Total assets	$641,789	$629,161

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank and government loans	$41,187	$43,988
Accounts and notes payable - unrelated parties	226,248	213,090
Accounts and notes payable - related parties	4,751	4,857
Customer deposits	1,279	1,885
Accrued payroll and related costs	7,227	7,554
Accrued expenses and other payables	34,471	35,429
Accrued pension costs	5,322	5,586
Taxes payable	11,801	11,557
Amounts due to shareholders/directors	378	380
Current deferred tax liabilities	156	189
Total current liabilities	332,820	324,515
Long-term liabilities:
Advances payable	3,691	6,156
Non-current deferred tax liabilities	310	321
Total liabilities	$336,821	$330,992

Commitments and Contingencies (See Note 29)

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued–32,338,302 and 32,338,302 shares as of March 31, 2015 and December 31, 2014, respectively	$3	$3
Additional paid-in capital	64,522	64,522
Retained earnings-
Appropriated	10,178	10,178
Unappropriated	187,945	179,435
Accumulated other comprehensive income	34,927	36,119
Treasury stock – 217,283 and 217,283 shares as of March 31, 2015 and December 31, 2014, respectively	(1,000)	(1,000)
Total parent company stockholders' equity	296,575	289,257
Non-controlling interests	8,393	8,912
Total stockholders' equity	304,968	298,169
Total liabilities and stockholders' equity	$641,789	$629,161

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$8,392	$8,311
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	3,965	3,713
Increase (decrease) in allowance for doubtful accounts	(2)	2
Inventory write downs	756	1,080
Deferred income taxes	(145)	248
Equity in earnings of affiliated companies	(66)	(63)
Gain on disposal of fixed assets	(10)	(35)
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	2,843	1,223
Accounts and notes receivable	(16,932)	(22,366)
Advance payments and others	(1,330)	(839)
Inventories	(5,328)	(5,992)
Increase (decrease) in:
Accounts and notes payable	13,876	4,594
Customer deposits	(602)	181
Accrued payroll and related costs	(300)	(312)
Accrued expenses and other payables	(236)	(56)
Accrued pension costs	(242)	202
Taxes payable	287	1,738
Net cash provided by (used in) operating activities	4,926	(8,371)
Cash flows from investing activities:
(Increase) in other receivables	(184)	(46)
Cash received from property, plant and equipment sales	559	152
Payments to acquire property, plant and equipment	(5,723)	(3,501)
Payments to acquire intangible assets	(7)	(3)
Purchase of short-term investments	(5,889)	(13,002)
Proceeds from maturities of short-term investments	7,667	12,259
Dividends from investment under cost method	-	11
Net cash used in investing activities	(3,577)	(4,130)
Cash flows from financing activities:
Proceeds from government and bank loan	2,249	5,146
Repayments of government and bank loan	(4,884)	(3,251)
Dividends paid to the non-controlling interest holders	(814)	-
Dividends paid to the holders of the Company’s common stock	(252)	-
Increase in amounts due to shareholders/directors	-	52
Net cash provided by (used in) financing activities	(3,701)	1,947
Effects of exchange rates on cash and cash equivalents	(244)	(470)
Net decrease in cash and cash equivalents	(2,596)	(11,024)
Cash and cash equivalents at beginning of period	68,505	53,979
Cash and cash equivalents at end of period	$65,909	$42,955

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Three Months Ended March 31,
	2015	2014
Cash paid for interest	$294	$256
Cash paid for income taxes	336	1,204

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Three Months Ended March 31,
	2015	2014
Advance payments for acquiring property, plant and equipment	$2,203	$5,337
Dividends payable to non-controlling interest holders	318	34
Government subsidies recorded as a reduction of property, plant and equipment cost	1,628	-
Accounts payable for acquiring property, plant and equipment	842	-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

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

The Company owns the following aggregate net interests in the entities established in the People's Republic of China, the “PRC,” and Brazil as of March 31, 2015 and December 31, 2014.

	Percentage Interest
Name of Entity	March 31, 2015	December 31, 2014
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd, “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	100.00%	100.00%
Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong” [9]	50.00%	50.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [10]	70.00%	70.00%
CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong” [11]	80.00%	80.00%
Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong” [12]	51.00%	51.00%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [13]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”[14]	100.00%	-

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

5.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products. The registered capital of the Testing Center was RMB30.0 million, equivalent to approximately $4.4 million.

9.	Beijing Henglong was established in 2010 and mainly engages in the design, development and manufacture of both hydraulic and electric power steering systems and parts. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for by the equity accounting method.

10.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

11.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil.

12.	In the second quarter of 2014, the Company acquired a 51.0% ownership interest in Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong”, a special purpose vehicle manufacturer and dealer with automobile repacking qualifications, based in Fujian, China. Fujian Qiaolong mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles.

13.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China. The registered capital of Wuhan Chuguanjie is RMB30.0 million, equivalent to approximately $4.9 million. Jielong has completed the capital injection of RMB30.0 million, equivalent to approximately $4.9 million.

14.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics. The registered capital of Shanghai Henglong was RMB3.0 million, equivalent to approximately $0.5 million. Hubei Henglong has completed the capital injection of RMB3.0 million, equivalent to approximately $0.5 million.

On September 22, 2014, Hubei Henglong entered into an agreement with seven other parties to establish a venture capital fund, the “Venture Fund”, which mainly focuses on investments in emerging automobiles and parts industries. Total share capital of the Venture Fund is RMB280.0 million (equivalent to approximately $45.5 million). The initial term of the fund is eight years. Hubei Henglong has committed to make investments into the Venture Fund of 17.9% or RMB50.0 million (equivalent to approximately $8.1 million), which will be paid in three installments. As Hubei Henglong is a limited partner of the Venture Fund and has no significant influence on the operation and decision-making of the Venture Fund, this investment will be accounted for using the cost method. On October 20, 2014, Hubei Henglong made its first capital contribution of RMB5.0 million (equivalent to approximately $0.8 million). On April 24, 2015, Hubei Henlong made its second capital contribution of RMB10.0 million (equivalent to approximately $1.6 million) (See Note 29).

2.	Basis of presentation and significant accounting policies

(a)	Basis of Presentation

Basis of Presentation – The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The details of subsidiaries are disclosed in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by such accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all necessary adjustments, which include normal recurring adjustments, for a fair statement of the results of operations, financial position and cash flows for the interim periods presented.

The condensed consolidated balance sheet as of December 31, 2014 is derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company’s management believes that the disclosures contained in these financial statements are adequate to make the information presented herein not misleading. For further information, please refer to the financial statements and the notes thereto included in the Company’s 2014 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2015.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. On April 1, 2015, the FASB voted to propose a one-year deferral of the effective date of ASU 2014-09. If finalized, the Company could elect to adopt the provisions of ASU 2014-09 for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Under this proposal, early adoption for annual periods beginning after December 15, 2016, including interim periods within that reporting period, would also be permissible. Management is currently assessing the impact the adoption of ASU 2014-09 and the effect of the standard on the Company’s ongoing financial reporting.

(c)	Significant Accounting Policies

There have been no updates to the significant accounting policies set forth in the notes to the consolidated financial statements for the year ended December 31, 2014.

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

As of March 31, 2015, the Company had pledged short-term investments of RMB33.0 million (equivalent to approximately $5.4 million) to secure loans under the credit facility issued by HSBC Bank (China) Company Limited Hong Kong branch (“HSBC HK”) and the use of the pledged short-term investments is restricted (See Note 14).

6.	Accounts and notes receivable, net

The Company’s accounts and notes receivable as of March 31, 2015 and December 31, 2014 are summarized as follows (figures are in thousands of USD):

	March 31, 2015	December 31, 2014
Accounts receivable - unrelated parties (1)	$159,297	$137,165
Notes receivable - unrelated parties (2) (3)	137,319	146,597
Total accounts and notes receivable- unrelated parties	296,616	283,762
Less: allowance for doubtful accounts - unrelated parties	(1,401)	(1,414)
Accounts and notes receivable, net - unrelated parties	295,215	282,348
Accounts and notes receivable, net - related parties	25,678	22,760
Accounts and notes receivable, net	$320,893	$305,108

(1)	As of March 31, 2015 and December 31, 2014, the Company has pledged $31.9 million and $34.3 million, respectively, of accounts receivable as security for its comprehensive credit facilities with banks in China.

(2)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

(3)	As of March 31, 2015, Henglong collateralized its notes receivable in an amount of RMB207.6 million (equivalent to approximately $33.8 million) as security in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 14) which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau”. As of December 31, 2014, Henglong collateralized its notes receivable in an amount of RMB201.8 million (equivalent to approximately $33.0 million) in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 14) which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau.”

7.	Payment to customer

During the three months ended March 31, 2015, the Company made a $2.4 million payment to a customer for new product testing services provided by the customer. As the Company cannot reasonably demonstrate that such payment amount represents the fair value of the services provided by its customer, the payment was recorded as a reduction of net sales in accordance with U.S. GAAP.

8.	Inventories

The Company’s inventories as of March 31, 2015 and December 31, 2014 consisted of the following (figures are in thousands of USD):

	March 31, 2015	December 31, 2014
Raw materials	$16,234	$15,842
Work in process	13,993	11,849
Finished goods	38,520	36,728
Total	$68,747	$64,419

Provision for inventories amounted to $0.8 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively.

9.	Other receivables, net

The Company’s other receivables as of March 31, 2015 and December 31, 2014 are summarized as follows (figures are in thousands of USD):

	March 31, 2015	December 31, 2014
Other receivables - unrelated parties (1)	$964	$707
Other receivables - employee housing loans (2)	960	990
Less: allowance for doubtful accounts- unrelated parties	(66)	(78)
Other receivables, net - unrelated parties	$1,858	$1,619

	March 31, 2015	December 31, 2014
Other receivables - related parties (1)	$672	$725
Less: allowance for doubtful accounts- related parties	(664)	(649)
Other receivables, net - related parties	$8	$76

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.

(2)	On May 28, 2014, the board of directors of the Company approved a loan program under which the Company will lend an aggregate of up to RMB50.0 million (equivalent to approximately $8.1 million) to the employees of the Company to assist them in purchasing houses. Employees are required to pay interest at an annual rate of 6.4%. The term of the loans is generally five years.

10.	Long-term investments

As of March 31, 2015 and December 31, 2014, the Company’s balance of long-term investment was $4.6 million and $4.6 million, respectively. For the long-term investments in which the Company has no voting control, such investments were accounted for using the equity method or cost method.

The Company’s share of net assets and net income is reported as “long-term investment” on the condensed unaudited consolidated balance sheets and “equity in earnings of affiliated companies” on the condensed unaudited consolidated statements of operations and comprehensive income. The Company’s condensed unaudited consolidated financial statements reflect the equity earnings of non-consolidated affiliates of $0.1 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

11.	Property, plant and equipment, net

The Company’s property, plant and equipment as of March 31, 2015 and December 31, 2014 are summarized as follows (figures are in thousands of USD):

	March 31, 2015	December 31, 2014
Land use rights and buildings	$53,969	$48,956
Machinery and equipment	119,261	119,597
Electronic equipment	7,725	7,706
Motor vehicles	5,100	4,609
Construction in progress	5,207	5,463
Total amount of property, plant and equipment (1)	191,262	186,331
Less: Accumulated depreciation (2)	(107,163)	(103,865)
Total amount of property, plant and equipment, net (3)	$84,099	$82,466

(1)	Through the acquisition of Fujian Qiaolong in the second quarter of 2014, the Company acquired $3.7 million of property, plant and equipment, consisting of $3.4 million of land use rights and buildings, $0.2 million of machinery and equipment, and $0.1 million of motor vehicles, which are depreciated over a weighted average life of 43.0 years, 3.5 years, and 3.1 years, respectively.

(2)	Depreciation charges were $3.8 million and $3.7 million for the three months ended March 31, 2015 and 2014, respectively.

(3)	As of March 31, 2015 and December 31, 2014, the Company had pledged property, plant and equipment with net book value of $45.5 million and $45.5 million, respectively, for its comprehensive credit facilities with banks in China.

12.	Intangible assets

The Company’s intangible assets as of March 31, 2015 and December 31, 2014 are summarized as follows (figures are in thousands of USD):

	March 31, 2015	December 31, 2014
Costs:
Patent technology	$4,869	$4,887
Management software license	936	932
Total intangible assets (1)	5,805	5,819
Less: Amortization (2)	(2,543)	(2,400)
Total intangible assets, net	$3,262	$3,419

(1)	Through the acquisition of Fujian Qiaolong in the second quarter of 2014, the Company acquired $0.9 million of intangible assets, consisting of $0.9 million of patent technology and $nil of management software licenses, which are amortized over a weighted average life of 4.7 years and 1.1 years, respectively.

(2)	Amortization expenses were $0.2 million and $0.05 million for the three months ended March 31, 2015 and 2014, respectively.

13.	Deferred income tax assets

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

The components of estimated deferred income tax assets as of March 31, 2015 and December 31, 2014 are as follows (figures are in thousands of USD):

	March 31, 2015	December 31, 2014

Losses carry forward (U.S.) (1)	$7,018	$7,014
Losses carry forward (PRC) (1)	2,385	2,000
Product warranties and other reserves	4,735	4,531
Property, plant and equipment	4,738	4,684
Share-based compensation	266	266
Bonus accrual	331	372
Other accruals	885	1,319
Others	1,546	1,496
Total deferred tax assets	21,904	21,682
Less: taxable temporary difference related to revenue recognition	(758)	(472)
Total deferred tax assets, net	21,146	21,210
Less: Valuation allowance	(9,114)	(9,236)
Total deferred tax assets, net of valuation allowance (2)	$12,032	$11,974

(1)	The net operating losses carry forward for the U.S. entity for income tax purposes are available to reduce future years' taxable income. These losses will expire, if not utilized, in 20 years. Net operating losses carry forward for non-U.S. entities can be carried forward for 5 years to offset taxable income. However, as of March 31, 2015, the valuation allowance was $9.1 million, including $7.3 million allowance for the Company’s deferred tax assets in the United States and $1.8 million allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

(2)	Approximately $5.3 million and $4.9 million of net deferred income tax asset as of March 31, 2015 and December 31, 2014, respectively, are included in non-current deferred tax assets in the accompanying condensed unaudited consolidated balance sheets. The remaining $6.7 million and $7.1 million of net deferred income tax assets as of March 31, 2015 and December 31, 2014, respectively, are included in current deferred tax assets.

14.	Bank and government loans

Loans consist of the following as of March 31, 2015 and December 31, 2014 (figures are in thousands of USD):

	March 31, 2015	December 31, 2014
Short-term bank loan (1)	$6,187	$4,085
Short-term bank loan (2) (3)	35,000	35,000
Short-term government loan (4)	-	4,903
Bank and government loans	$41,187	$43,988

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year (See Note 11). As of March 31, 2015 and December 31, 2014, the weighted average interest rate was 7.0% and 6.5% per annum, respectively. Interest is paid on the twentieth day of each month or quarter, as applicable, and the principal repayment is at maturity.

(2)	On May 18, 2012, the Company entered into a credit facility agreement, the “Credit Agreement,” with ICBC Macau to obtain a non-revolving credit facility in the amount of $30.0 million, the “Credit Facility”. The Credit Facility would have expired on November 3, 2012 unless the Company drew down the line of credit in full prior to such expiration date, and the maturity date for the loan drawdown was the earlier of (i) 18 months from the drawdown or (ii) 1 month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”. The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 2.25% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. The interest is calculated daily based on a 360-day year and it is fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As security for the Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount not less than $31.6 million if the Credit Facility is fully drawn.

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB207.6 million (equivalent to approximately $33.8 million). The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013.

On May 7, 2013, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2014. The interest rate of the Credit Facility under the extended term is revised as the three-month LIBOR plus 2.0% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged.

On May 13, 2014, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 12, 2015. The interest rate of the Credit Facility under the extended term is revised as the three-month LIBOR plus 2.55% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged. As of March 31, 2015, the interest rate of the Credit Facility was 2.82% per annum.

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

(4)	On March 28, 2014, the Company received a Chinese government loan of RMB30.0 million (equivalent to approximately $4.9 million), with an interest rate of 3% per annum. The government loan matured and was repaid in full on March 14, 2015.

15.	Accounts and notes payable

The Company’s accounts and notes payable as of March 31, 2015 and December 31, 2014 are summarized as follows (figures are in thousands of USD):

	March 31, 2015	December 31, 2014
Accounts payable - unrelated parties	$150,578	$132,389
Notes payable - unrelated parties (1)	75,670	80,701
Total accounts and notes payable - unrelated parties	226,248	213,090
Total accounts and notes payable - related parties	4,751	4,857
Total accounts and notes payable	$230,999	$217,947

(1)	Notes payable represent accounts payable in the form of bills of exchange whose acceptances are guaranteed and settlements are handled by banks. The Company has pledged cash deposits, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

16.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of March 31, 2015 and December 31, 2014 are summarized as follows (figures are in thousands of USD):

	March 31, 2015	December 31, 2014
Accrued expenses	$5,482	$6,988
Accrued interest	118	121
Other payables	2,130	1,735
Dividends payable to common shareholders (1)	505	757
Dividends payable to non-controlling interests (2)	318	817
Warranty reserves (3)	25,918	25,011
Total	$34,471	$35,429

(1)	On May 27, 2014, the Company announced the payment of a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014. As of March 31, 2015, dividends payable of $0.5 million remained unpaid.

(2)	In accordance with the resolution of the board of directors of Shenyang, in March 2015, Shenyang declared a dividend amounting to $1.1 million to its shareholders, of which $0.3 million was payable to the holder of the non-controlling interests. As of March 31, 2015, the dividends have not yet been paid to the holder of the non-controlling interests.

(3)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three months ended March 31, 2015 and 2014, and for the year ended December 31, 2014, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2015	2014	2014
Balance at beginning of the period	$25,011	$22,104	$22,104
Additions during the period	2,095	2,730	12,341
Settlement within period, by cash or actual material	(1,094)	(1,511)	(9,354)
Foreign currency translation gain	(94)	(198)	(80)
Balance at end of the period	$25,918	$23,125	$25,011

17.	Taxes payable

The Company’s taxes payable as of March 31, 2015 and December 31, 2014 are summarized as follows (figures are in thousands of USD):

	March 31, 2015	December 31, 2014
Value-added tax payable	$5,436	$6,393
Income tax payable	5,738	4,537
Other tax payable	627	627
Total	$11,801	$11,557

18.	Advances payable

As of March 31, 2015 and December 31, 2014, advances payable by the Company were $3.7 million and $6.2 million, respectively.

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

The Company’s positions in respect of the amounts of additional paid-in capital for the three months ended March 31, 2015 and 2014, and the year ended December 31, 2014 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2015	2014	2014
Balance at beginning of the period	$64,522	$39,565	$39,565
Return of common shareholders’ investment cost (1)	-	-	(5,047)
Acquisition of the non-controlling interests in Henglong and Jiulong (2)	-	-	(7,502)
Issuance of common stock in exchange for the non-controlling interests in Henglong and Jiulong (2)	-	-	37,313
Share-based compensation (3)	-	-	193
Balance at end of the period	$64,522	$39,565	$64,522

(1)	On May 27, 2014, the Company announced a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014. As China Automotive Systems, the parent company, had an accumulated deficit position as of the date of the dividend declaration, the dividends distributed to the Company’s common shareholders described above are treated as a return of common shareholders’ investment cost.

(2)	On August 11, 2014, the Company entered into the Exchange Agreement with Jiulong Machinery Electricity, under which the Company issued 3,260,000 and 818,000 of its common shares in consideration for the acquisition of the 20% and 19% equity interests in Henglong and Jiulong, respectively, held by Jiulong Machinery Electricity. On September 26, 2014, the Company obtained the 20% and 19% equity interests in Henglong and Jiulong, respectively, and completed its share registrations with the local government administrative bureau. The Company owned 100% of the equity interests in both Henglong and Jiulong as of September 30, 2014. The Company’s acquisitions of the non-controlling interests were accounted for as equity transactions in the year ended December 31, 2014. The total carrying value for the non-controlling interests in both Henglong and Jiulong was $34.5 million, including the accumulated other comprehensive income of $4.7 million related to the noncontrolling interests acquired and other non-controlling interests of $29.8 million. Therefore, the total carrying value of $34.5 million for the non-controlling interests acquired was reclassified from non-controlling interests to the controlling interest’s equity as of September 30, 2014. On October 13, 2014, the Company completed its issuance of 4,078,000 common shares to nominee holders designated by Jiulong Machinery Electricity. The fair market value of the Company’s common stock issued was $37.3 million or $9.15 per share, which was determined on the issuance date of the common shares. The difference between the fair market value of $37.3 million for the Company’s common shares issued and the carrying value of $34.5 million for the non-controlling interest acquired of $2.8 million was recorded as a reduction of additional paid-in capital. Additional paid-in capital of the Company was also decreased by $4.7 million and the accumulated other comprehensive income attributable to Henglong and Jiulong was increased by a corresponding amount.

(3)	On September 16, 2014 and August 13, 2013, the Company granted 22,500 and 22,500 stock options, respectively, to the Company’s independent directors, with the exercise price equal to the closing price of the Company’s common stock traded on NASDAQ on the date of grant. The fair value of stock options was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instruments. The dividend yield assumption is based on historical patterns and future expectations for the Company’s dividends.

Assumptions used to estimate the fair value of stock options on the grant dates are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield

September 16, 2014	120.6%	1.78%	5	0.00%

August 13, 2013	131.5%	1.49%	5	0.00%

The above stock options were vested and exercisable immediately. Their fair value on the grant dates of September 16, 2014 and August 13, 2013 using the Black-Scholes option pricing model was $0.2 million and $0.2 million, respectively. For the year ended December 31, 2014, the Company recognized stock-based compensation expenses of $0.2 million.

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

During the three months ended March 31, 2015 and 2014, none of the parent company or the subsidiaries declared any dividend or appropriated any statutory reserves.

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three months ended March 31, 2015 and 2014, and the year ended December 31, 2014 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2015	2014	2014
Balance at beginning of the period	$179,435	$146,023	$146,023
Net income attributable to parent company	8,510	6,774	33,542
Appropriation of retained earnings	-	-	(130)
Balance at end of the period	$187,945	$152,797	$179,435

21.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of the accumulated other comprehensive income for the three months ended March 31, 2015 and 2014, and the year ended December 31, 2014 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2015	2014	2014
Balance at beginning of the period	$36,119	$32,061	$32,061
Other comprehensive income related to the non-controlling interests acquired by the Company (See Note 19)	-	-	4,743
Foreign currency translation adjustment attributable to parent company	(1,192)	(1,996)	(685)
Balance at end of the period	$34,927	$30,065	$36,119

22.	Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three months ended March 31, 2015 and 2014, and the year ended December 31, 2014 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2015	2014	2014
Balance at beginning of the period	$8,912	$45,071	$45,071
Fair value of the non-controlling interests arising from the acquisition of Fujian Qiaolong (1)	-		2,793
Acquisition of the non-controlling interests in Henglong and Jiulong (See Note 19)	-	-	(29,812)
Other comprehensive income related to the non-controlling interests acquired by the Company (See Note 19)	-	-	(4,743)
Income attributable to non-controlling interests	(118)	1,537	6,052
Dividends declared to the non-controlling interest holders of joint-venture companies (See Note 16)	(318)	-	(10,077)
Foreign currency translation adjustment attributable to non-controlling interests	(83)	(401)	(372)
Balance at end of the period	$8,393	$46,207	$8,912

(1)	In the second quarter of 2014, the Company acquired a 51.0% equity interest in Fujian Qiaolong (See Note 3). The fair value of the non-controlling interest of Fujian Qiaolong is $2.8 million.

23.	Gain on other sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights, and scraps. During the three months ended March 31, 2015, gain on other sales was $1.7 million, while it was $0.9 million in the three months ended March 31, 2014.

24.	Financial income, net

During the three months ended March 31, 2015 and 2014, the Company recorded financial income, net which is summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2015	2014
Interest income	$(672)	$(757)
Foreign exchange loss (income), net	(165)	196
Gain of cash discount, net	(30)	(60)
Bank fees	114	130
Total financial income, net	$(753)	$(491)

25.	Income tax rate

The Company’s subsidiaries registered in the PRC are subject to national and local income taxes within the PRC at the applicable tax rate of 25% on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign invested enterprise, unless preferential tax treatment is granted by local tax authorities. If the enterprise meets certain preferential terms according to the China income tax law, such as assessment as a “High & New Technology Enterprise” by the government, then, the enterprise will be subject to enterprise income tax at a rate of 15%.

Pursuant to the New China Income Tax Law and the Implementing Rules, “New CIT”, which became effective as of January 1, 2008, dividends generated after January 1, 2008 and payable by a foreign-invested enterprise to its foreign investors will be subject to a 10% withholding tax if the foreign investors are considered as non-resident enterprises without any establishment or place within China or if the dividends payable have no connection with the establishment or place of the foreign investors within China, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

Genesis, the Company’s wholly-owned subsidiary and the direct holder of the equity interests in the Company’s subsidiaries in China, is incorporated in Hong Kong. According to the Mainland China and Hong Kong Taxation Arrangement, dividends paid by a foreign-invested enterprise in China to its direct holding company in Hong Kong will be subject to withholding tax at a rate of no more than 5%, if the foreign investor owns directly at least 25% of the shares of the foreign-invested enterprise. Under the New CIT, if Genesis is regarded as a non-resident enterprise, it is required to pay an additional 5% withholding tax for any dividends payable to it from the PRC subsidiaries.

According to PRC tax regulation, the Company should withhold income taxes for the profit distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profit that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. As of March 31, 2015, the Company has recognized deferred tax liabilities of $0.15 million for the remaining undistributed profits to Genesis of $3.0 million. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries permanently. As of March 31, 2015 and December 31, 2014, the Company still has undistributed earnings of approximately $197.2 million and $188.3 million, respectively, from investment in the PRC subsidiaries that are considered permanently reinvested. Had the undistributed earnings been distributed to Genesis and not permanently reinvested, the tax provision as of March 31, 2015 and December 31, 2014 of approximately $9.9 million and $9.4 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

In 2014, Jiulong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% from 2014 to 2016.

In 2014, Henglong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% from 2014 to 2016.

In 2009, Shenyang was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2009, 2010 and 2011. In 2012, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, it continued to be taxed at the 15% tax rate in 2012, 2013 and 2014. The Company estimates the applied tax rate in 2015 to be 15% as it will probably pass the re-assessment in 2015 and continue to qualify as “High & New Technology Enterprise”.

In 2012, Wuhu was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2013 and 2014. The Company estimates the applied tax rate in 2015 to be 15% as it will probably pass the re-assessment in 2015 and continue to qualify as “High & New Technology Enterprise”.

In 2013, Jielong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% for 2013, 2014 and 2015.

In November 2011, Hubei Henglong was awarded the title of “High & New Technology Enterprise”. Based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2013. The Company has passed the re-assessment in 2014 and continues to qualify as a “High & New Technology Enterprise”. Accordingly, it continues to be taxed at the 15% tax rate in 2014, 2015 and 2016.

According to the New CIT, USAI and Testing Center are subject to income tax at a rate of 25% in 2014 and 2015.

Chongqing Henglong was established in 2012. According to the New CIT, Chongqing Henglong is subject to income tax at a uniform rate of 25%. No provision for Chongqing Henglong is made as it had no assessable income for the three months ended March 31, 2015 and 2014.

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million (equivalent to approximately BRL 0.24 million). The Company had no assessable income in Brazil for the three months ended March 31, 2015 and 2014.

Fujian Qiaolong was acquired in the second quarter of 2014. In November 2011, Fujian Qiaolong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2011, 2012 and 2013. In 2014, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, it will continue to be taxed at the 15% tax rate in 2014, 2015 and 2016. No provision for Fujian Qiaolong is made as it had no assessable income for the three months ended March 31, 2015.

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the three months ended March 31, 2015 and 2014.

The enterprise income tax rate of the United States is 35%. HLUSA made a provision for assessable income for the three months ended March 31, 2015. No provision for U.S. tax was made for HLUSA for the three months ended March 31, 2014 as HLUSA had no assessable income in the United States for the three months ended March 31, 2014.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made for the Company as the Company had no assessable income in the United States for the three months ended March 31, 2015 and 2014.

The Company’s effective tax rate was 14.5% for the three months ended March 31, 2015, compared with 19.3% for the three months ended March 31, 2014.

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

The calculation of basic and diluted income per share attributable to the parent company for the three months ended March 31, 2015 and 2014, were (figures are in thousands of USD , except share and per share amounts ):

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$8,510	$6,774
Denominator:
Weighted average shares outstanding	32,121,019	28,043,019
Dilutive effects of stock options	13,713	20,482
Denominator for dilutive income per share – Diluted	32,134,732	28,063,501

Net income per share attributable to parent company’s common shareholders – Basic	$0.26	$0.24
Net income per share attributable to parent company’s common shareholders – Diluted	$0.26	$0.24

As of March 31, 2015 and 2014, the exercise prices for 60,000 shares and 60,000 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the three months ended March 31, 2015 and 2014, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

During the three months ended March 31, 2015, the Company’s ten largest customers accounted for 67.3% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales, i.e., 11.5%. As of March 31, 2015, approximately 3.0% of accounts receivable were from trade transactions with the aforementioned one customer, and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

During the three months ended March 31, 2014, the Company’s ten largest customers accounted for 65.9% of its consolidated net product sales, with two customers individually accounting for more than 10 % of consolidated net sales, i.e., 11.6% and 10.3%. As of March 31, 2014, approximately 11.7% of accounts receivable were from trade transactions with the aforementioned two customers, and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

28.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended
	March 31,
	2015	2014
Merchandise sold to related parties	$8,299	$11,810
Rental income obtained from related parties	33	-
Materials sold to related parties	429	-
Total	$8,761	$11,810

Related purchases

	Three Months Ended
	March 31,
	2015	2014
Materials purchased from related parties	$7,008	$7,191
Technology purchased from related parties	-	92
Equipment purchased from related parties	2,244	917
Others purchased from related parties	218	-
Total	$9,470	$8,200

Related receivables

	March 31, 2015	December 31, 2014
Accounts and notes receivable from related parties	$25,678	$22,760
Other receivables from related parties	8	76
Total	$25,686	$22,836

Related advances

	March 31, 2015	December 31, 2014
Advance equipment payment to related parties	$2,554	$2,085
Advance payments and others to related parties	623	741
Total	$3,177	$2,826

Related payables

	March 31, 2015	December 31, 2014
Accounts payable	$4,751	$4,857

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

Related parties pledged certain land use rights and buildings as security for the Company’s credit facilities provided by banks.

As of May 14, 2015, Hanlin Chen, the Company’s Chairman, owns 55.6% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of March 31, 2015 (figures are in thousands of USD):

	Payment obligations by period
	2015 (1)	2016	2017	2018	Thereafter	Total
Obligations for investment contracts (2)	1,628	$3,256	$2,442	$-	$-	$7,326
Obligations for purchasing and service agreements	13,247	460	-	-	-	13,707
Total	$14,875	$3,716	$2,442	$-	$-	$21,033

(1)	Remaining 9 months in 2015.

(2)	Capital Commitment to the Venture Fund

As disclosed in Note 1, on September 22, 2014, Hubei Henglong entered into an agreement with seven other parties to establish the Venture Fund, under which Hubei Henglong has committed to make investments of 17.9% or RMB50.0 million (equivalent to approximately $8.1 million) into the Venture Fund in three installments. On October 20, 2014, Hubei Henglong made its first capital contribution of RMB5 million (equivalent to approximately $0.8 million). On April 24, 2015, Hubei Henglong made its second capital contribution of RMB10.0 million (equivalent to approximately $1.6 million). The remaining capital commitment of RMB35.0 million (equivalent to approximately $5.7 million) will be paid upon capital calls received from the Venture Fund.

30.	Off-balance sheet arrangements

As of March 31, 2015 and December 31, 2014, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of March 31, 2015, the Company had 13 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other eight sectors were engaged in the production and sale of sensor modular (USAI), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), commercial vehicle repacking and sales (Fujian Qiaolong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), and design and sales of automobile electronics (Shanghai Henglong). Since the revenues, net income and net assets of these eight sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the condensed unaudited consolidated financial statements, the Company incorporated these eight sectors into “Other Sectors.”

As of March 31, 2014, the Company had 10 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other five sectors were engaged in the production and sale of sensor modular (USAI), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong) and trade (Brazil Henglong). Since the revenues, net income and net assets of these five sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the condensed unaudited consolidated financial statements, the Company incorporated these five sectors into “Other Sectors.”

The Company’s product sector information for the three months and three months ended March 31, 2015 and 2014, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income (Loss)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Henglong	$83,802	$71,420	$7,551	$5,734
Jiulong	17,781	21,635	(478)	1,183
Shenyang	7,962	11,897	308	257
Wuhu	6,157	6,546	(161)	(44)
Hubei Henglong	14,893	13,599	1,591	1,296
Other Sectors	8,926	8,951	311	589
Total Segments	139,521	134,048	9,122	9,015
Corporate	-	-	(767)	(836)
Eliminations	(16,078)	(19,742)	37	132
Total	$123,443	$114,306	$8,392	$8,311

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Corporate Structure

The Company, through its subsidiaries, engages in the manufacture and sales of automotive systems and components. Great Genesis Holdings Limited, a company incorporated in Hong Kong on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company and the holding company of the Company’s joint ventures in the PRC. Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development support. CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong,” was established by Hubei Henglong Automotive System Group Co., Ltd., formerly known as Jingzhou Hengsheng Automotive System Co., Ltd, “ Hubei Henglong,” as a Sino-foreign joint venture company with two Brazilian citizens in Brazil in August 2012. Fujian Qiaolong was acquired by the Company in the second quarter of 2014, as a joint venture company that mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles.

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

The Company considers an accounting estimate to be critical if:

·	It requires the Company to make assumptions about matters that were uncertain at the time it was making the estimate, and

·	Changes in the estimate or different estimates that the Company could have selected would have had a material impact on the Company’s financial condition or results of operations.

The table below presents information about the nature and rationale for the Company’s critical accounting estimates:

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors
Accrued liabilities and other long-term liabilities	Warranty obligations	Estimating warranty requires the Company to forecast the resolution of existing claims and expected future claims on products sold. OEMs (Original Equipment Manufacturers) are increasingly seeking to hold suppliers responsible for product warranties, which may impact the Company’s exposure to these costs.	The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	·OEM sourcing ·OEM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments	The Company is required from time to time to review the recoverability of certain of its assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	·Future production estimates ·Customer preferences and decisions

Inventory	Write-down of inventory	The Company is required from time to time to review the cashability of inventory based on projections of anticipated future cash flows, including write-down of inventory for prices that are higher than market price and undesirable inventories.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	·Future production estimates ·Customer preferences and decisions

Deferred income taxes	Recoverability of deferred tax assets	The Company is required to estimate whether recoverability of its deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.	The Company uses historical and projected future operating results, based upon approved business plans, including a review of the eligible carry forward period, tax planning opportunities and other relevant considerations.	·Tax law changes ·Variances in future projected profitability, including by taxing entity

Tax payable and deferred tax assets/liabilities	Uncertain tax positions	The Company is required to determine and assess all material positions, including all significant uncertain positions in all tax years that are still subject to assessment or challenge under relevant tax statutes.	The Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.	·An allocation or a shift of income between jurisdictions
·The characterization of income or a decision to exclude reporting taxable income in a tax return
·A decision to classify a transaction, entity, or other position in a tax return as tax exempt

In addition, there are other items within the Company’s financial statements that require estimation, but are not as critical as those discussed above, including provision of accounts and notes receivable. Although not significant in recent years, changes in estimates used in these and other items could have a significant effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

Please see Note 2 to the consolidated financial statements under Item 1 of Part I of this Report.

Results of Operations

In the second quarter of 2014, the Company acquired a 51.0% equity interest in Fujian Qiaolong. Pursuant to ASC Topic 805, the results of Fujian Qiaolong have been included since the date of acquisition and are reflected in the condensed unaudited consolidated statements of operations and comprehensive income for the three months ended March 31, 2015, and under “Other Sectors” in the Company’s segment reporting. Please refer to Note 3 to the condensed unaudited consolidated financial statements in this Report.

Results of Operations—Three Months Ended March 31, 2015 and 2014

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2015	2014	Change		2015	2014	Change
Henglong	$83,802	$71,420	12,382	17.3%	$70,328	$59,023	$11,305	19.2%
Jiulong	17,781	21,635	(3,854)	-17.8	16,062	18,273	(2,211)	-12.1
Shenyang	7,962	11,897	(3,935)	-33.1	6,732	10,884	(4,152)	-38.1
Wuhu	6,157	6,546	(389)	-5.9	5,745	6,046	(301)	-5.0
Hubei Henglong	14,893	13,599	1,294	9.5	11,729	11,053	676	6.1
Other Sectors	8,926	8,951	(25)	-0.3	7,292	7,564	(272)	-3.6
Total Segments	139,521	134,048	5,473	4.1	117,888	112,843	5,045	4.5
Elimination	(16,078)	(19,742)	3,664	-18.6	(16,116)	(19,874)	3,758	-18.9
Total	$123,443	$114,306	$9,137	8.0%	$101,772	$92,969	$8,803	9.5%

Net Product Sales

Net product sales were $123.4 million for the three months ended March 31, 2015, compared to $114.3 million for the same period in 2014, representing an increase of $9.1 million, or 8.0%. The increase was mainly due to the continuing growth of automotive market demand in China and North America. During the three months ended March 31, 2015, the Company made a $2.4 million payment to a customer for new product testing services provided by the customer. As the Company cannot reasonably demonstrate that such payment amount represents the fair value of the services provided by its customer, the payment was recorded as a reduction of net sales in accordance with U.S. GAAP.

For the three months ended March 31, 2015, there was an increase in sales of passenger vehicle power steering gears compared with the same period last year, mainly due to the introduction of certain new products to the market, such as sales of EPS for mid-size cars, and improvement in the quality of some of the old products, such as improvement of the quality of power steering gear for MPVs and SUVs, which resulted in the expansion of the Company’s market share in China, especially among the joint-venture brands’ auto customers.

From January 1, 2015, the National IV emission standard for commercial vehicles has been implemented in China. To meet the upgraded standard, certain OEMs transformed and renovated their existing products which, together with China’s economic slowdown, led to a significant decrease in the production and sales volume of China’s commercial vehicles. Accordingly, the Company’s sales of steering gears for commercial vehicles decreased.

In summary, the Company had an increase in sales volume leading to a sales increase of $7.3 million, an increase in selling price of steering gears leading to a sales increase of $1.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales increase of $0.2 million.

Further analysis by segment (before elimination) is as follows:

•	Net product sales for Henglong were $83.8 million for the three months ended March 31, 2015, compared with $71.4 million for the three months ended March 31, 2014, representing an increase of $12.4 million, or 17.3%, which was mainly due to an increase in sales volume for passenger vehicles in the China market and the higher selling price of middle-level electric power steering compared with low-level electric power steering. An increase in sales volume led to a sales increase of $11.3 million, an increase in selling price led to a sales increase of $1.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.1 million.

•

Net product sales for Jiulong were $17.8 million for the three months ended March 31, 2015, compared with $21.6 million for the three months ended March 31, 2014, representing a decrease of $3.9 million, or 17.8%, mainly due to China’s economic slowdown and the adoption of the National IV emission standard for commercial vehicles, as Jiulong’s main products and sales are steering gears for commercial vehicles. A decrease in sales volume led to a sales decrease of $3.1 million, a decrease in selling price led to a sales decrease of $0.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.1 million.

•

Net product sales for Shenyang were $8.0 million for the three months ended March 31, 2015, compared to $11.9 million for the same period in 2014, representing a decrease of $3.9 million, or 33.1%. The products of Shenyang are mainly sold to Shenyang Brilliance Jinbei Automobile Co., LTD, “Jinbei”. Jinbei transformed and renovated its production line to meet the new upgrade standard, which led to a significant decrease in production and sales volumes of Jinbei, and sales volumes of Shenyang decreased accordingly. A decrease in sales volumes led to a sales decrease of $4.5 million, and an increase in selling price led to a sales increase of $0.6 million.

•	Net product sales for Wuhu were $6.2 million for the three months ended March 31, 2015, compared to $6.5 million for the same period in 2014, representing a decrease of $0.4 million, or 5.9%. A decrease in sales volumes led to a sales decrease of $0.7 million, and an increase in selling price led to a sales increase of $0.3 million.

•	Net product sales for Hubei Henglong were $14.9 million for the three months ended March 31, 2015, compared to $13.6 million for the same period in 2014, representing an increase of $1.3 million, or 9.5%. Hubei Henglong’s products were all sold to the United States. The net product sales increase was mainly due to the growth of automotive market demand in North America. An increase in sales volumes led to a sales increase of $0.8 million, and an increase in selling price led to a sales increase of $0.5 million.

•	Net product sales for Other Sectors were $8.9 million for the three months ended March 31, 2015, consistent with $9.0 million for the same period in 2014.

Cost of Products Sold

For the three months ended March 31, 2015, the cost of products sold was $101.8 million, compared to $93.0 million for the same period of 2014, representing an increase of $8.8 million, or 9.5%. The increase in the cost of products sold was mainly due to the net effect of a net increase in sales volumes which led to a cost of products sold increase of $7.1 million, an increase in unit cost which led to a cost of products sold increase of $1.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which led to a cost of products sold increase of $0.2 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $70.3 million for the three months ended March 31, 2015, compared to $59.0 million for the same period of 2014, representing an increase of $11.3 million, or 19.2%. This increase was mainly due to an increase in sales volumes and the higher unit cost of middle-level EPS this year compared with low-level EPS in the same period last year. An increase in sales volumes led to a cost of products sold increase of $10.0 million, an increase in unit cost led to a cost of products sold increase of $1.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $0.1 million.

•	Cost of products sold for Jiulong was $16.1 million for the three months ended March 31, 2015, compared to $18.3 million for the same period of 2014, representing a decrease of $2.2 million, or 12.1%. A decrease in sales volumes led to a cost of products sold decrease of $2.5 million, and an increase in unit cost led to a cost of products sold increase of $0.3 million.

•	Cost of products sold for Shenyang was $6.7 million for the three months ended March 31, 2015, compared to $10.9 million for the same period of 2014, representing a decrease of $4.2 million, or 38.1%. The decrease in cost of products sold was mainly due to a decrease in sales volumes, which led to a cost of products sold decrease of $4.3 million, and an increase in unit cost which led to a cost of products sold increase of $0.1 million.

•	Cost of products sold for Wuhu was $5.7 million for the three months ended March 31, 2015, compared to $6.0 million for the same period of 2014, representing a decrease of $0.3 million, or 5.0%. The decrease in cost of products sold was mainly due to a decrease in sales volumes which led to a cost of products sold decrease of $0.6 million, and an increase in unit cost which led to a cost of products sold increase of $0.3 million.

•	Cost of products sold for Hubei Henglong was $11.7 million for the three months ended March 31, 2015, compared to $11.1 million for the same period of 2014, representing an increase of $0.7 million, or 6.1%. The increase in cost of products sold was mainly due to an increase in sales volumes which led to a cost of products sold increase of $0.8 million, and a decrease in unit cost which led to a cost of products sold decrease of $0.1 million.

•	Cost of products sold for Other Sectors was $7.3 million for the three months ended March 31, 2015, substantially consistent with $7.6 million for the same period of 2014.

Gross margin was 17.6% for the three months ended March 31, 2015, compared to 18.7% in the same period of 2014, representing a decrease of 1.1%, mainly due to an increase in the unit cost of products sold due to the Company improving the quality of its traditional products in 2015.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights and scraps. For the three months ended March 31, 2015, gain on other sales amounted to $1.7 million, while it amounted to $0.9 million for the same period of 2014, representing an increase of $0.8 million. The increase was mainly due to an increase in sales of materials and scraps.

Selling Expenses

Selling expenses were $3.6 million for the three months ended March 31, 2015, compared to $3.0 million for the same period of 2014, representing an increase of $0.6 million, or 20.0%, mainly due to an increase in sales volumes which led to an increase in salaries and wages cost of $0.4 million, and an increase in travel expenses of $0.2 million.

General and Administrative Expenses

General and administrative expenses were $4.4 million for the three months ended March 31, 2015, compared to $3.5 million for the same period of 2014, representing an increase of $0.9 million, or 25.7%, which was mainly due to an increase in salaries and wages cost of $0.3 million, a decrease in consulting fees of $0.3 million, and an increase in office facilities improvement expenses of $0.6 million.

Research and Development Expenses

Research and development expenses (“R&D expenses”) amounted to $5.9 million in the first quarter of 2015, compared to $5.9 million in the first quarter of 2014.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. In the past three years, the Company has continued to purchase advanced manufacturing equipment for newly developed products, hiring senior technicians and actively seeking external technical support.

Income from Operations

Income from operations was $9.4 million for the three months ended March 31, 2015, compared to $9.8 million for the three months ended March 31, 2014, representing a decrease of $0.4 million, or 4.1%, including an increase of $0.4 million in gross profit, an increase of $0.8 million in gain on other sales and an increase of $1.6 million in operating expenses.

Other Income, Net

Other income, net was $0.1 million for the three months ended March 31, 2015, compared to $0.2 million for the three months ended March 31, 2014, a decrease of $0.1 million, primarily resulting from decreased government subsidies.

Interest expense

Interest expense was $0.5 million for the three months ended March 31, 2015, compared to $0.3 million for the three months ended March 31, 2014, representing an increase of $0.2 million, primarily resulting from an increase in loans during the three months ended March 31, 2015.

Financial Income, Net

Financial income, net, was $0.8 million for the three months ended March 31, 2015, compared to $0.5 million for the three months ended March 31, 2014, representing an increase of $0.3 million, which was mainly due to an increase in income of foreign currency exchange of $0.3 million.

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $9.7 million for the three months ended March 31, 2015, compared to $10.2 million for the three months ended March 31, 2014, representing a decrease of $0.5 million, which was mainly due to a decrease in operating income of $0.4 million, a decrease in other income of $0.1 million, and an increase in financial income, net of $0.1 million.

Income Taxes

Income tax expense was $1.4 million for the three months ended March 31, 2015, compared to $2.0 million of income tax expense for the three months ended March 31, 2014, representing a decrease of $0.6 million, which was mainly due to decreases in income before income tax and the effective tax rate. The income before income tax decreased to $9.7 million for the three months ended March 31, 2015 from $10.2 million for the same period in 2014 and the effective tax rate decreased to 14.5% from 19.3% as a result of a decrease in income before tax of high effective tax rate subsidiaries and an increase in income before tax of low effective tax rate subsidiaries.

Net Income

Net income was $8.4 million for the three months ended March 31, 2015, compared to net income of $8.3 million for the three months ended March 31, 2014, representing an increase of $0.1 million, which was mainly due to a decrease in income before income tax expenses and equity in earnings of affiliated companies of $0.5 million, offset by a decrease in income tax expenses of $0.6 million.

Net Income (Loss) Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests amounted to $0.1 million, while net income attributable to non-controlling interests amounted to $1.5 million for the three months ended March 31, 2014.

The Company owns equity interests in twelve non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted for under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of March 31, 2015 and 2014. The decrease in net income attributable to non-controlling interests was mainly due to the Company’s acquisition of the non-controlling interests of Henglong and Jiulong in September 2014.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $8.5 million for the three months ended March 31, 2015, compared to net income attributable to parent company’s common shareholders of $6.8 million for the three months ended March 31, 2014, representing an increase of $1.7 million, which was mainly due to the Company’s acquisition of the non-controlling interests of Henglong and Jiulong in September 2014, which led to a decrease in net income attributable to non-controlling interests.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of March 31, 2015, the Company had cash and cash equivalents and short-term investments (excluding pledged deposit) of $99.6 million, compared to $109.5 million as of December 31, 2014, representing a decrease of $4.5 million, or 4.1%.

The Company had working capital of $203.3 million as of March 31, 2015, compared to $198.1 million as of December 31, 2014, representing an increase of $5.2 million, or 2.6%.

The Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The Company believes that, in view of its current cash position as of March 31, 2015, the cash expected to be generated from the operations and funds available from bank borrowings as detailed in subsequent paragraphs will be sufficient to meet its working capital and capital expenditure requirements, including the repayment of bank loans, for at least twelve months commencing from March 31, 2015.

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

The Company had short-term bank loans of $41.2 million and bankers’ acceptances of $75.7 million (See Note 14) as of March 31, 2015.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be lowered by approximately $10.5 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $14.0 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $10.5 million, which is 74.94%, the mortgage rate, of $14.0 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of March 31, 2015, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available (4)	Amount Used		Assessed Mortgage Value (6)
1. Comprehensive credit facilities	Bank of China (5)	Mar 2015	$22,956	$8,462		$34,190

2. Comprehensive credit facilities	Jingzhou Commercial Bank	July 2015	29,305	13,386		59,152

3. Comprehensive credit facilities	Fujian Haixia Bank	Mar 2016	2,768	2,117		3,898

4. Comprehensive credit facilities	Shanghai Pudong Development Bank(1) (5)	Mar 2015	25,398	22,610		13,199

5. Comprehensive credit facilities	China CITIC Bank(1)	Jun 2015	19,537	15,776		10,001
	China CITIC Bank	July 2016	4,884	2,442		6,021

6. Comprehensive credit facilities	China Everbright Bank	Sep 2015	4,884	4,877		8,336

7. Comprehensive credit facilities	China Huaxia Bank(1)	Jan 2016	26,049	-		-

8. Comprehensive credit facilities	ICBC Macau(5)	May 2015	30,000	30,000		33,793

9. Comprehensive credit facilities	HSBC (China) Company Limited	July 2015	5,000	5,000		5,373

Total			$170,781	$ 104,670	(2)	$ 173,963	(3)

(1)	Each of Henglong’s comprehensive credit facility with China CITIC Bank, Henglong and Jielong's comprehensive credit facility with Shanghai Pudong Development Bank, and Henglong's comprehensive credit facility with China Hua Xia Bank, is required to be guaranteed by Jiulong, another subsidiary of the Company, in addition to the above pledged assets.

(2)	The amount used includes bank loans of $41.2 million and notes payable of $63.5 million as of March 31, 2015. The remainder of $12.2 million of notes payable was 100% secured by bank notes and time deposit without utilization of credit lines.

(3)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of March 31, 2015, the pledged assets included $65.7 million of accounts and notes receivable, $5.4 million of time deposits, and other pledged assets with an assessed value of $100.6 million.

(4)	The amount available is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	As at the date of this report, the comprehensive credit facilities with Bank of China, ICBC Macau, and Shanghai Pudong Development Bank have expired. The Company is negotiating the renewal of the credit facilities with the banks and expects to obtain the renewal in late June 2015. As the Company has obtained sufficient comprehensive lines of credit from other banks, the Company does not anticipate any significant adverse impact on its financial position if the Company fails to renew these credit facilities.

(6)	The pledged cash deposits, which are disclosed in Note 4 to the consolidated financial statements in this quarterly report, were not included in the assessed mortgage value.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company renewed its existing short-term bank loans and borrowed new bank loans during 2014 at annual interest rates of 6.16% to 8.03%, and loan terms of eleven to twelve months. Pursuant to the comprehensive credit line arrangement the Company pledged and guaranteed:

(1)	Accounts receivable with an assessed value of approximately $31.9 million as security for its comprehensive credit facility with the Bank of China;

(2)	Equipment with an assessed value of approximately $59.2 million as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank;

(3)	Land use rights and buildings with an assessed value of approximately $3.9 million as security for its comprehensive credit facility with Fujian Haixia Bank;

(4)	Land use rights and buildings with an assessed value of approximately $13.2 million as security for its comprehensive credit facility with Shanghai Pudong Development Bank;

(5)	Land use rights and buildings with an assessed value of approximately $16.0 million as security for its comprehensive credit facility with China CITIC Bank;

(6)	Land use rights and buildings with an assessed value of approximately $8.3 million as security for its comprehensive credit facility with China Everbright Bank;

(7)	Henglong’s comprehensive credit facility with China Hua Xia Bank is guaranteed by Jiulong, another subsidiary of the Company;

(8)	On May 18, 2012, the Company entered into a Credit Agreement with ICBC Macau to obtain the Credit Facility.

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

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB207.6 million (equivalent to approximately $33.8 million). The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013.

On May 7, 2013, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2014. The interest rate of the Credit Facility under the extended term is calculated based on three-month LIBOR plus 2.0% per annum, Except for the above, all other terms and conditions stipulated in the Credit Agreement remain unchanged.

On May 13, 2014, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 12, 2015. The interest rate of the Credit Facility under the extended term is revised as three-month LIBOR plus 2.55% per annum. Except for the above, all other terms and conditions stipulated in the Credit Agreement remain unchanged. As of March 31, 2015, the interest rate of the Credit Facility was 2.82% per annum (See Note 14).

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

		Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term loan including interest payable	$41,713	$41,713	$-	$-	$-
Notes payable (1)	75,670	75,670	-	-	-
Obligation for investment contract (2)	7,326	1,628	5,698	-	-
Other contractual purchase commitments, including service agreements	13,707	13,247	460	-	-
Total	$138,416	$132,258	$6,158	$-	$-

(1)	Notes payable do not bear interest.

(2)	On September 22, 2014, Hubei Henglong entered into an agreement with seven other parties to establish the Venture Fund, under which Hubei Henglong has committed to make investments of 17.9% or RMB50.0 million (equivalent to approximately $8.1 million) into the Venture Fund in three installments. On October 20, 2014, Hubei Henglong made its first capital contribution of RMB5 million (equivalent to approximately $0.8 million). The remaining capital commitment of RMB45 million (equivalent to approximately $7.3 million) will be paid upon capital calls received from the Venture Fund.

Short-term Loans

The following table summarizes the contract information of short-term borrowings among the banks and the government of the PRC and the Company as of March 31, 2015 (figures are in thousands of USD):

Bank Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date

ICBC Macau (1) (2)	Working Capital	13 May 2014	12	2.82%	Pay quarterly	12 May 2015	$30,000

Shanghai Pudong Development Bank	Working Capital	16 Dec 2014	12	6.16%	Pay quarterly	15 Dec 2015	651

Shanghai Pudong Development Bank	Working Capital	17 Dec 2014	11	6.16%	Pay quarterly	13 Nov 2015	651

Shanghai Pudong Development Bank	Working Capital	18 Dec 2014	11	6.16%	Pay quarterly	13 Nov 2015	326

China CITIC Bank	Working Capital	29 Dec 2014	12	6.72%	Pay quarterly	29 Dec 2015	2,442

HSBC Limited	Working Capital	22 Jul 2014	12	1.70%	Pay monthly	1 Jul 2015	5,000

Fujian Haixia Bank	Working Capital	20 Mar 2015	12	8.03%	Pay monthly	20 Mar 2016	2,117
Total							$41,187

(1)	The original borrowing date and maturity date of this loan was May 22, 2012 and May 22, 2013, respectively. The original maturity date was extended to May 12, 2015.

(2)	The borrowings were repaid in full on May 12, 2015.

The Company must use the loans for the purpose described in the table. For the three bank loans, if the Company fails to do so, it will be charged a penalty interest at 60% to 100% of the specified loan rate listed in the table above. Except for the loan granted by ICBC Macau as disclosed in the section “Capital Source” above, the Company has to pay interest at the interest rate described in the table on the 20th of each month or quarter, as applicable. If the Company fails to do so, it will be charged compound interest at the specified rate in the above table. The Company has to repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged a penalty interest at 50% of the specified loan rate.

Management believes that the Company had complied with such financial covenants as of March 31, 2015, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of March 31, 2015 (figures are in thousands of USD):

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital (1)	3-6	Apr -15	$13,888
Working Capital	3-6	May -15	12,842
Working Capital	3-6	Jun -15	13,946
Working Capital	3-6	Jul -15	14,694
Working Capital	3-6	Aug -15	10,722
Working Capital	3-6	Sep -15	9,578
Total (See Note 15)			$75,670

(1)	The notes payable were repaid in full in April 2015.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of March 31, 2015, and believes it will continue to comply with them.

Cash Flows

(a)	Operating activities

Net cash provided by operations during the three months ended March 31, 2015 was $4.9 million, compared to net cash used in operations of $8.4 million for the same period of 2014, representing an increase of $13.3 million.

During the three months ended March 31, 2015, the increase in net cash provided by operations was mainly due to the net effect of:

(1)	The decrease in net income (excluding non-cash items) by $0.4 million;

(2)	The change in balance of pledge deposits which led to an increase in net cash provided by operations of $1.6 million;

(3)	A decrease in the growth rate of balance of accounts and notes receivable which led to an increase in net cash provided by operations of $5.4 million, which was mainly due to the sales of the Company’s goods always being on credit terms ranging from 4 to 6 months. During the three months ended March 31, 2015, there was a smaller increase in sales revenue of the Company’s products compared with the same period last year while there was a significant decrease in the growth rate of the ending balance of accounts receivable compared with the same period last year as a result of the Company strengthening its collections;

(4)	The change in balance of inventories led to a decrease in net cash provided by operations of $0.7 million, which was mainly due to an increase in inventory in anticipation of sales growth in the future. The Company has actively adjusted its production plan to decrease inventory;

(5)	The change in balance of accounts and notes payable which led to an increase in net cash provided by operations of $9.3 million, which was mainly due to the Company having paid less accounts and notes payable as a result of more accounts and notes payable being not yet due and not payable in the current period;

(6)	The change in taxes payable which led to a decrease in net cash provided by operations of $1.5 million, which was mainly due to the Company paying certain value-added tax that accrued in the prior year during the current period; and

(7)	The change of balance of customer deposits, which led to a decrease in net cash provided by operations of $0.8 million.

(b)	Investing activities

The Company used net cash of $3.6 million in investment activities during the three months ended March 31, 2015, compared to $4.1 million during the same period of 2014, representing a decrease of $0.5 million, which was mainly due to a net decrease in time deposits in the current period of $2.5 million, offset by an increase in purchase of equipment of $2.2 million (See Note 5).

(c)	Financing activities

During the three months ended March 31, 2015, the Company used net cash in financing activities of $3.7 million, compared to net cash provided by financing activities of $1.9 million for the same period of 2014, representing a decrease of $5.6 million, which was mainly due to the net effect of (1) $4.9 million for repayments of government loans and (2) the payment of dividends to non-controlling interest holders having increased by $0.8 million and payment of dividends on common stock having increased by $0.3 million.

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123).

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002).

10.1	Joint-venture Agreement, dated June 30, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006).

10.2	Stock Exchange Agreement dated August 11, 2014 by and among Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., China Automotive Systems, Inc. and Hubei Henglong Automotive System Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q Quarterly Report on August 13, 2014).

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, were filed on May 14, 2015 formatted in Extensible Business Reporting Language (XBRL):

(i)	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income,

(ii)	Condensed Unaudited Consolidated Balance Sheets,

(iii)	Condensed Unaudited Consolidated Statements of Cash Flows, and

(iv)	related notes

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: May 14, 2015	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: May 14, 2015	By:	/s/ Jie Li
Jie Li
Chief Financial Officer

