Form 10-Q
period 2015-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2015-08-13
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes           ☐           No           ☒

As of August 13, 2015, the Company had 32,121,019 shares of common stock issued and outstanding.

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

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended June 30,
	2015	2014
Net product sales, including $11,640 and $14,928 to related parties for the three months ended June 30, 2015 and 2014	$109,167	$115,476
Cost of products sold, including $5,630 and $7,461 purchased from related parties for the three months ended June 30, 2015 and 2014	87,374	93,893
Gross profit	21,793	21,583
Gain on other sales	713	8,226
Less: Operating expenses
Selling expenses	4,046	4,327
General and administrative expenses	3,787	3,776
Research and development expenses	6,413	5,180
Total operating expenses	14,246	13,283
Income from operations	8,260	16,526
Other income, net	271	139
Interest expense	(65)	(546)
Financial income, net	709	518
Income before income tax expenses and equity in earnings of affiliated companies	9,175	16,637
Less: Income taxes	1,645	3,126
Equity in earnings of affiliated companies	98	75
Net income	7,628	13,586
Net income (loss) attributable to non-controlling interests	(31)	2,580
Net income attributable to parent company’s common shareholders	$7,659	$11,006
Comprehensive income:
Net income	$7,628	$13,586
Other comprehensive income:
Foreign currency translation gain (loss), net of tax	1,436	(25)
Comprehensive income	9,064	13,561
Comprehensive income attributable to non-controlling interests	34	2,576
Comprehensive income attributable to parent company	$9,030	$10,985

Net income attributable to parent company’s common shareholders per share

Basic –	$0.24	$0.39

Diluted-	$0.24	$0.39
Weighted average number of common shares outstanding
Basic	32,121,019	28,043,019
Diluted	32,138,438	28,064,376

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Six Months Ended June 30,
	2015	2014
Net product sales, including $19,939 and $26,738 to related parties for the six months ended June 30, 2015 and 2014	$232,610	$229,782
Cost of products sold, including $12,638 and $14,652 purchased from related parties for the six months ended June 30, 2015 and 2014	189,146	186,861
Gross profit	43,464	42,921
Gain on other sales	2,371	9,135
Less: Operating expenses
Selling expenses	7,670	7,369
General and administrative expenses	8,235	7,322
Research and development expenses	12,306	11,068
Total operating expenses	28,211	25,759
Income from operations	17,624	26,297
Other income, net	365	378
Interest expense	(540)	(824)
Financial income, net	1,463	1,010
Income before income tax expenses and equity in earnings of affiliated companies	18,912	26,861
Less: Income taxes	3,055	5,101
Equity in earnings of affiliated companies	164	137
Net income	16,021	21,897
Net income (loss) attributable to non-controlling interests	(150)	4,116
Net income attributable to parent company’s common shareholders	$16,171	$17,781
Comprehensive income:
Net income	$16,021	$21,897
Other comprehensive income:
Foreign currency translation gain (loss), net of tax	161	(2,422)
Comprehensive income	16,182	19,475
Comprehensive income (loss) attributable to non-controlling interests	(167)	3,712
Comprehensive income attributable to parent company	$16,349	$15,763

Net income attributable to parent company’s common shareholders per share

Basic –	$0.50	$0.63

Diluted-	$0.50	$0.63
Weighted average number of common shares outstanding
Basic	32,121,019	28,043,019
Diluted	32,136,585	28,063,939

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$70,889	$68,505
Pledged cash deposits	32,810	33,633
Short-term investments	37,760	41,017
Accounts and notes receivable, net - unrelated parties	276,648	282,348
Accounts and notes receivable, net - related parties	27,003	22,760
Advance payments and others - unrelated parties	2,538	2,124
Advance payments and others - related parties	784	741
Inventories	67,794	64,419
Current deferred tax assets	7,334	7,078
Total current assets	523,560	522,625
Non-current assets:
Property, plant and equipment, net	83,027	82,466
Intangible assets, net	3,124	3,419
Other receivables, net - unrelated parties	1,825	1,619
Other receivables, net - related parties	19	76
Advance payment for property, plant and equipment - unrelated parties	8,481	6,755
Advance payment for property, plant and equipment - related parties	2,693	2,085
Long-term investments	6,380	4,575
Goodwill	646	645
Non-current deferred tax assets	5,458	4,896
Total assets	$635,213	$629,161

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank and government loans	$45,387	$43,988
Accounts and notes payable - unrelated parties	209,777	213,090
Accounts and notes payable - related parties	5,198	4,857
Customer deposits	1,224	1,885
Accrued payroll and related costs	5,963	7,554
Accrued expenses and other payables	35,296	35,429
Accrued pension costs	5,450	5,586
Taxes payable	8,331	11,557
Amounts due to shareholders/directors	380	380
Current deferred tax liabilities	165	189
Total current liabilities	317,171	324,515
Long-term liabilities:
Advances payable	3,708	6,156
Non-current deferred tax liabilities	302	321
Total liabilities	$321,181	$330,992

Commitments and Contingencies (See Note 29)

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued – 32,338,302 and 32,338,302 shares as of June 30, 2015 and December 31, 2014, respectively	$3	$3
Additional paid-in capital	64,522	64,522
Retained earnings-
Appropriated	10,349	10,178
Unappropriated	195,434	179,435
Accumulated other comprehensive income	36,297	36,119
Treasury stock – 217,283 and 217,283 shares as of June 30, 2015 and December 31, 2014, respectively	(1,000)	(1,000)
Total parent company stockholders' equity	305,605	289,257
Non-controlling interests	8,427	8,912
Total stockholders' equity	314,032	298,169
Total liabilities and stockholders' equity	$635,213	$629,161

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$16,021	$21,897
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	7,897	7,751
Increase (decrease) in allowance for doubtful accounts	(32)	121
Inventory write downs	1,307	1,922
Deferred income taxes	(849)	(413)
Equity in earnings of affiliated companies	(164)	(128)
Gain on disposal of fixed assets	1	(7,506)
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	840	6,695
Accounts and notes receivable	1,843	(25,139)
Advance payments and others	(449)	1,038
Inventories	(4,604)	(7,461)
Increase (decrease) in:
Accounts and notes payable	(2,951)	7,948
Customer deposits	(661)	57
Accrued payroll and related costs	(1,595)	(790)
Accrued expenses and other payables	1,268	191
Accrued pension costs	(140)	502
Taxes payable	(3,237)	1,007
Net cash provided by operating activities	14,495	7,692
Cash flows from investing activities:
(Increase) decrease in other receivables	(153)	636
Cash received from property, plant and equipment sales	570	6,777
Payments to acquire property, plant and equipment	(13,705)	(8,194)
Payments to acquire intangible assets	(825)	(5)
Purchase of short-term investments	(11,388)	(15,882)
Proceeds from maturities of short-term investments	14,672	12,597
Acquisition of Fujian Qiaolong, net of cash acquired	-	(2,976)
Investment under cost method	(1,636)	-
Net cash used in investing activities	(12,465)	(7,047)
Cash flows from financing activities:
Proceeds from government and bank loan	6,420	6,774
Repayments of government and bank loan	(5,048)	(3,251)
Dividends paid to the non-controlling interest holders	(814)	(1,985)
Dividends paid to the holders of the Company’s common stock	(252)	-
Increase in amounts due to shareholders/directors	-	69
Net cash provided by financing activities	306	1,607
Effects of exchange rates on cash and cash equivalents	48	(474)
Net increase in cash and cash equivalents	2,384	1,778
Cash and cash equivalents at beginning of period	68,505	53,979
Cash and cash equivalents at end of period	$70,889	$55,757

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Six Months Ended June 30,
	2015	2014
Cash paid for interest	$561	$603
Cash paid for income taxes	5,487	3,109

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Six Months Ended June 30,
	2015	2014
Advance payments for acquiring property, plant and equipment	$6,732	$5,155
Dividends payable to non-controlling interest holders	318	8,127
Dividends payable to the Company’s shareholders	-	5,048
Non-controlling interests arising as a result of acquisition of Fujian Qiaolong	-	2,793
Accounts receivable for selling property, plant and equipment	-	1,890
Accounts payable for acquiring property, plant and equipment	238	-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2015 and 2014

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

The Company owns the following aggregate net interests in the entities established in the People's Republic of China, the “PRC,” and Brazil as of June 30, 2015 and December 31, 2014.

	Percentage Interest
Name of Entity	June 30, 2015	December 31, 2014
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd, “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	100.00%	100.00%
Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong” [9]	50.00%	50.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [10]	70.00%	70.00%
CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong” [11]	80.00%	80.00%
Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong” [12]	51.00%	51.00%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [13]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [14]	100.00%	-

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

5.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products. The registered capital of the Testing Center was RMB30.0 million, equivalent to approximately $4.4 million.

9.	Beijing Henglong was established in 2010 and mainly engages in the design, development and manufacture of both hydraulic and electric power steering systems and parts. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for by the equity accounting method.

10.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

11.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil.

12.	In the second quarter of 2014, the Company acquired a 51.0% ownership interest in Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong”, a special purpose vehicle manufacturer and dealer with automobile repacking qualifications, based in Fujian, China. Fujian Qiaolong mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles.

13.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China. The registered capital of Wuhan Chuguanjie is RMB30.0 million, equivalent to approximately $4.9 million. Jielong has completed the capital injection of RMB30.0 million, equivalent to approximately $4.9 million.

14.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics. The registered capital of Shanghai Henglong was RMB3.0 million, equivalent to approximately $0.5 million. Hubei Henglong has completed the capital injection of RMB3.0 million, equivalent to approximately $0.5 million.

On September 22, 2014, Hubei Henglong entered into an agreement with seven other parties to establish a venture capital fund, the “Venture Fund”, which mainly focuses on investments in emerging automobiles and parts industries. Total share capital of the Venture Fund is RMB280.0 million, equivalent to approximately $45.5 million. The initial term of the fund is eight years. Hubei Henglong has committed to make investments into the Venture Fund of 17.9% or RMB50.0 million, equivalent to approximately $8.1 million, which will be paid in three installments. Hubei Henglong is a limited partner of the Venture Fund. It has no seat on the investment committee of the Venture Fund and does not have any other rights that give it significant influence on the operation and decision-making of the Venture Fund. Furthermore, such investment has no readily determinable fair value. Therefore, this investment will be accounted for using the cost method. On October 20, 2014, Hubei Henglong made its first capital contribution of RMB5.0 million, equivalent to approximately $0.8 million. On April 24, 2015, Hubei Henglong made its second capital contribution of RMB10.0 million, equivalent to approximately $1.6 million (See Note 29).

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

The results of operations for the three months and six months ended June 30, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2015.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and the effect of the standard on the Company’s ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-3, "Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For the Company, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance will be applied on a retrospective basis and early adoption is permitted. The Company is in the process of evaluating the impact of adopting this guidance.

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

As of June 30, 2015, the Company had pledged short-term investments of RMB33.0 million, equivalent to approximately $5.4 million, to secure loans under the credit facility issued by HSBC Bank (China) Company Limited Hong Kong branch, “HSBC HK”, and the use of the pledged short-term investments is restricted (See Note 14).

6.	Accounts and notes receivable, net

The Company’s accounts and notes receivable as of June 30, 2015 and December 31, 2014 are summarized as follows (figures are in thousands of USD):

	June 30, 2015	December 31, 2014
Accounts receivable - unrelated parties (1)	$144,630	$137,165
Notes receivable - unrelated parties (2) (3)	133,395	146,597
Total accounts and notes receivable- unrelated parties	278,025	283,762
Less: allowance for doubtful accounts - unrelated parties	(1,377)	(1,414)
Accounts and notes receivable, net - unrelated parties	276,648	282,348
Accounts and notes receivable, net - related parties	27,003	22,760
Accounts and notes receivable, net	$303,651	$305,108

(1)	As of June 30, 2015 and December 31, 2014, the Company has pledged $42.6 million and $34.3 million, respectively, of accounts receivable as security for its comprehensive credit facilities with banks in China.

(2)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

(3)

As of June 30, 2015, Henglong collateralized its notes receivable in an amount of RMB236.8 million, equivalent to approximately $38.7 million, including RMB211.5 million, equivalent to approximately $34.6 million, as security in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 14) which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau”, and RMB25.3 million, equivalent to approximately $4.1 million, as security in favor of the Chinese government for the low-interest government loan (See Note 14).

As of December 31, 2014, Henglong collateralized its notes receivable in an amount of RMB232.5 million (equivalent to approximately $38.0 million) as security for the credit facilities with banks in China and the Chinese government, including RMB201.8 million (equivalent to approximately $33.0 million) in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau,” and RMB30.7 million (equivalent to approximately $5.0 million) in favor of the Chinese government as security for the low-interest government loan.

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

8.	Inventories

The Company’s inventories as of June 30, 2015 and December 31, 2014 consisted of the following (figures are in thousands of USD):

	June 30, 2015	December 31, 2014
Raw materials	$16,286	$15,842
Work in process	12,732	11,849
Finished goods	38,776	36,728
Total	$67,794	$64,419

Provision for inventories amounted to $1.3 million and $1.9 million for the six months ended June 30, 2015 and 2014, respectively.

9.	Other receivables, net

The Company’s other receivables as of June 30, 2015 and December 31, 2014 are summarized as follows (figures are in thousands of USD):

	June 30, 2015	December 31, 2014
Other receivables - unrelated parties (1)	$837	$707
Other receivables - employee housing loans (2)	1,055	990
Less: allowance for doubtful accounts- unrelated parties	(67)	(78)
Other receivables, net - unrelated parties	$1,825	$1,619

	June 30, 2015	December 31, 2014
Other receivables - related parties (1)	$686	$725
Less: allowance for doubtful accounts- related parties	(667)	(649)
Other receivables, net - related parties	$19	$76

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.

(2)	On May 28, 2014, the board of directors of the Company approved a loan program under which the Company will lend an aggregate of up to RMB50.0 million, equivalent to approximately $8.1 million, to the employees of the Company to assist them in purchasing houses. Employees are required to pay interest at an annual rate of 5.4%. The term of the loans is generally five years.

10.	Long-term investments

As of June 30, 2015 and December 31, 2014, the Company’s balance of long-term investment was $6.4 million and $4.6 million, respectively. For the long-term investments in which the Company has significant influence but no controlling power, such investments were accounted for using the equity method; for long-term investments in which the Company has no significant influence and such investments have no readily determinable fair values, such investments were accounted for using the cost method.

The Company’s share of net assets and net income is reported as “long-term investment” on the condensed unaudited consolidated balance sheets and “equity in earnings of affiliated companies” on the condensed unaudited consolidated statements of operations and comprehensive income. The Company’s condensed unaudited consolidated financial statements reflect the equity earnings of non-consolidated affiliates of $0.16 million and $0.13 million for the six months ended June 30, 2015 and 2014, respectively.

11.	Property, plant and equipment, net

The Company’s property, plant and equipment as of June 30, 2015 and December 31, 2014 are summarized as follows (figures are in thousands of USD):

	June 30, 2015	December 31, 2014
Land use rights and buildings	$54,218	$48,956
Machinery and equipment	121,207	119,597
Electronic equipment	7,997	7,706
Motor vehicles	5,102	4,609
Construction in progress	5,891	5,463
Total amount of property, plant and equipment (1)	194,415	186,331
Less: Accumulated depreciation (2)	(111,388)	(103,865)
Total amount of property, plant and equipment, net (3)	$83,027	$82,466

(1)	Through the acquisition of Fujian Qiaolong in the second quarter of 2014, the Company acquired $3.7 million of property, plant and equipment, consisting of $3.4 million of land use rights and buildings, $0.2 million of machinery and equipment, and $0.1 million of motor vehicles, which are depreciated over a weighted average life of 43.0 years, 3.5 years, and 3.1 years, respectively.

(2)	Depreciation charges were $3.8 million and $3.9 million for the three months ended June 30, 2015 and 2014, respectively, and $7.6 million and $7.6 million for the six months ended June 30, 2015 and 2014, respectively.

(3)	As of June 30, 2015 and December 31, 2014, the Company had pledged property, plant and equipment with net book value of $44.1 million and $45.5 million, respectively, for its comprehensive credit facilities with banks in China.

(4)	During the six months ended June 30, 2015, $1,628 of government subsidies were recorded as a reduction of the cost of property, plant and equipment.

12.	Intangible assets

The Company’s intangible assets as of June 30, 2015 and December 31, 2014 are summarized as follows (figures are in thousands of USD):

	June 30, 2015	December 31, 2014
Costs:
Patent technology	$4,891	$4,887
Management software license	940	932
Total intangible assets (1)	5,831	5,819
Less: Amortization (2)	(2,707)	(2,400)
Total intangible assets, net	$3,124	$3,419

(1)	Through the acquisition of Fujian Qiaolong in the second quarter of 2014, the Company acquired $0.9 million of intangible assets, consisting of $0.9 million of patent technology and $nil of management software licenses, which are amortized over a weighted average life of 4.7 years and 1.1 years, respectively.

(2)	Amortization expenses were $0.30 million and $0.12 million for the three months ended June 30, 2015 and 2014, respectively, and $0.5 million and $0.17 million for the six months ended June 30, 2015 and 2014, respectively.

13.	Deferred income tax assets

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

The components of estimated deferred income tax assets as of June 30, 2015 and December 31, 2014 are as follows (figures are in thousands of USD):

	June 30, 2015	December 31, 2014

Losses carry forward (U.S.) (1)	$6,984	$7,014
Losses carry forward (PRC) (1)	2,767	2,000
Product warranties and other reserves	4,717	4,531
Property, plant and equipment	4,836	4,684
Share-based compensation	266	266
Bonus accrual	418	372
Other accruals	1,043	1,319
Others	1,544	1,496
Total deferred tax assets	22,575	21,682
Less: taxable temporary difference related to revenue recognition	(388)	(472)
Total deferred tax assets, net	22,187	21,210
Less: Valuation allowance	(9,395)	(9,236)
Total deferred tax assets, net of valuation allowance (2)	$12,792	$11,974

(1)	The net operating losses carry forward for the U.S. entity for income tax purposes are available to reduce future years' taxable income. These losses will expire, if not utilized, in 20 years. Net operating losses carry forward for non-U.S. entities can be carried forward for 5 years to offset taxable income. However, as of June 30, 2015, the valuation allowance was $9.4 million, including $7.3 million allowance for the Company’s deferred tax assets in the United States and $2.1 million allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

(2)	Approximately $5.5 million and $4.9 million of net deferred income tax asset as of June 30, 2015 and December 31, 2014, respectively, are included in non-current deferred tax assets in the accompanying condensed unaudited consolidated balance sheets. The remaining $7.3 million and $7.1 million of net deferred income tax assets as of June 30, 2015 and December 31, 2014, respectively, are included in current deferred tax assets.

14.	Bank and government loans

Loans consist of the following as of June 30, 2015 and December 31, 2014 (figures are in thousands of USD):

	June 30, 2015	December 31, 2014
Short-term bank loan (1)	$6,298	$4,085
Short-term bank loan (2) (3)	35,000	35,000
Short-term government loan (4)	4,089	4,903
Bank and government loans	$45,387	$43,988

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year (See Note 11). As of June 30, 2015 and December 31, 2014, the weighted average interest rate was 7.03% and 6.5% per annum, respectively. Interest is paid on the twentieth day of each month or quarter, as applicable, and the principal repayment is at maturity.

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

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB207.6 million, equivalent to approximately $33.8 million. The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013.

On May 7, 2013, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2014. The interest rate of the Credit Facility under the extended term was revised as the three-month LIBOR plus 2.0% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remained unchanged.

On May 13, 2014, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 12, 2015. The interest rate of the Credit Facility under the extended term was revised as the three-month LIBOR plus 2.55% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remained unchanged.

On May 8, 2015, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2016. The interest rate of the Credit Facility under the extended term is revised as the three-month LIBOR plus 1.40% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged. As of June 30, 2015, the interest rate of the Credit Facility was 1.67% per annum.

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

On July 22, 2014, Great Genesis drew down a loan amounting to $5.0 million provided by HSBC HK and Hubei Henglong provided a Standby Letter of Credit for an amount of $5.4 million in favor of HSBC HK. Hubei Henglong’s Standby Letter of Credit was issued by HSBC Bank (China) Company Limited Wuhan branch and is collateralized by short-term investments of Hubei Henglong of RMB33.0 million, equivalent to approximately $5.4 million.

(4)	On March 31, 2015, the Company received a Chinese government loan of RMB25.0 million, equivalent to approximately $4.1 million, with an interest rate of 2.5% per annum. The government loan will mature on April 20, 2016. Henglong pledged RMB25.3 million, equivalent to approximately $4.1 million, of notes receivable as security for such Chinese government loan (See Note 6).

15.	Accounts and notes payable

The Company’s accounts and notes payable as of June 30, 2015 and December 31, 2014 are summarized as follows (figures are in thousands of USD):

	June 30, 2015	December 31, 2014
Accounts payable - unrelated parties	$137,211	$132,389
Notes payable - unrelated parties (1)	72,566	80,701
Total accounts and notes payable - unrelated parties	209,777	213,090
Total accounts and notes payable - related parties	5,198	4,857
Total accounts and notes payable	$214,975	$217,947

(1)	Notes payable represent accounts payable in the form of bills of exchange whose acceptances are guaranteed and settlements are handled by banks. The Company has pledged cash deposits, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

16.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of June 30, 2015 and December 31, 2014 are summarized as follows (figures are in thousands of USD):

	June 30, 2015	December 31, 2014
Accrued expenses	$7,060	$6,988
Accrued interest	75	121
Other payables	1,332	1,735
Dividends payable to common shareholders (1)	505	757
Dividends payable to non-controlling interests (2)	320	817
Warranty reserves (3)	26,004	25,011
Total	$35,296	$35,429

(1)	On May 27, 2014, the Company announced the payment of a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014. As of June 30, 2015, dividends payable of $0.5 million remained unpaid.

(2)	In accordance with the resolution of the board of directors of Shenyang, in March 2015, Shenyang declared a dividend amounting to $1.1 million to its shareholders, of which $0.3 million was payable to the holder of the non-controlling interests. As of June 30, 2015, the dividends have not yet been paid to the holder of the non-controlling interests.

(3)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the six months ended June 30, 2015 and 2014, and for the year ended December 31, 2014, the warranties activities were as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2015	2014	2014
Balance at beginning of the period	$25,011	$22,104	$22,104
Additions during the period	4,419	5,055	12,341
Settlement within period, by cash or actual material	(3,448)	(2,972)	(9,354)
Foreign currency translation gain (loss)	22	(201)	(80)
Balance at end of the period	$26,004	$23,986	$25,011

17.	Taxes payable

The Company’s taxes payable as of June 30, 2015 and December 31, 2014 are summarized as follows (figures are in thousands of USD):

	June 30, 2015	December 31, 2014
Value-added tax payable	$4,813	$6,393
Income tax payable	3,002	4,537
Other tax payable	516	627
Total	$8,331	$11,557

18.	Advances payable

As of June 30, 2015 and December 31, 2014, advances payable by the Company were $3.7 million and $6.2 million, respectively.

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

The Company’s positions in respect of the amounts of additional paid-in capital for the six months ended June 30, 2015 and 2014, and the year ended December 31, 2014 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2015	2014	2014
Balance at beginning of the period	$64,522	$39,565	$39,565
Return of common shareholders’ investment cost (1)	-	(5,047)	(5,047)
Acquisition of the non-controlling interests in Henglong and Jiulong (2)	-	-	(7,502)
Issuance of common stock in exchange for the non-controlling interests in Henglong and Jiulong (2)	-	-	37,313
Share-based compensation (3)	-	-	193
Balance at end of the period	$64,522	$34,518	$64,522

(1)	On May 27, 2014, the Company announced a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014. As China Automotive Systems, the parent company, had an accumulated deficit position as of the date of the dividend declaration, the dividends distributed to the Company’s common shareholders described above are treated as a return of common shareholders’ investment cost.

(2)	On August 11, 2014, the Company entered into the Exchange Agreement with Jiulong Machinery Electricity, under which the Company issued 3,260,000 and 818,000 of its common shares in consideration for the acquisition of the 20% and 19% equity interests in Henglong and Jiulong, respectively, held by Jiulong Machinery Electricity. On September 26, 2014, the Company obtained the 20% and 19% equity interests in Henglong and Jiulong, respectively, and completed its share registrations with the local government administrative bureau. The Company owned 100% of the equity interests in both Henglong and Jiulong as of September 30, 2014. The Company’s acquisitions of the non-controlling interests were accounted for as equity transactions in the year ended December 31, 2014. The total carrying value for the non-controlling interests in both Henglong and Jiulong was $34.5 million, including the accumulated other comprehensive income of $4.7 million related to the noncontrolling interests acquired and other non-controlling interests of $29.8 million. Therefore, the total carrying value of $34.5 million for the non-controlling interests acquired was reclassified from non-controlling interests to the controlling interest’s equity as of September 30, 2014. On October 13, 2014, the Company completed its issuance of 4,078,000 common shares to nominee holders designated by Jiulong Machinery Electricity. The fair market value of the Company’s common stock issued was $37.3 million or $9.15 per share, which was determined on the issuance date of the common shares. The difference between the fair market value of $37.3 million for the Company’s common shares issued and the carrying value of $34.5 million for the non-controlling interest acquired of $2.8 million was recorded as a reduction of additional paid-in capital. Additional paid-in capital of the Company was also decreased by $4.7 million and the accumulated other comprehensive income attributable to Henglong and Jiulong was increased by a corresponding amount.

(3)	On September 16, 2014 and August 13, 2013, the Company granted 22,500 and 22,500 stock options, respectively, to the Company’s independent directors, with the exercise price equal to the closing price of the Company’s common stock traded on NASDAQ on the date of grant. The fair value of stock options was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instruments. The dividend yield assumption is based on historical patterns and future expectations for the Company’s dividends.

Assumptions used to estimate the fair value of stock options on the grant dates are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield

September 16, 2014	120.6%	1.78%	5	0.00%

August 13, 2013	131.5%	1.49%	5	0.00%

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

The Company’s activities in respect of the amounts of appropriated retained earnings for the six months ended June 30, 2015 and 2014, and the year ended December 31, 2014 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2015	2014	2014
Balance at beginning of the period	$10,178	$10,048	$10,048
Appropriation of retained earnings	171	130	130
Balance at end of the period	$10,349	$10,178	$10,178

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the six months ended June 30, 2015 and 2014, and the year ended December 31, 2014 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2015	2014	2014
Balance at beginning of the period	$179,435	$146,023	$146,023
Net income attributable to parent company	16,170	17,781	33,542
Appropriation of retained earnings	(171)	(130)	(130)
Balance at end of the period	$195,434	$163,674	$179,435

21.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of the accumulated other comprehensive income for the six months ended June 30, 2015 and 2014, and the year ended December 31, 2014 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2015	2014	2014
Balance at beginning of the period	$36,119	$32,061	$32,061
Other comprehensive income related to the non-controlling interests acquired by the Company (See Note 19)	-	-	4,743
Foreign currency translation adjustment attributable to parent company	178	(2,017)	(685)
Balance at end of the period	$36,297	$30,044	$36,119

22.	Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the six months ended June 30, 2015 and 2014, and the year ended December 31, 2014 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2015	2014	2014
Balance at beginning of the period	$8,912	$45,071	$45,071
Fair value of the non-controlling interests arising from the acquisition of Fujian Qiaolong (1)	-	2,793	2,793
Acquisition of the non-controlling interests in Henglong and Jiulong (See Note 19)	-	-	(29,812)
Other comprehensive income related to the non-controlling interests acquired by the Company (See Note 19)	-	-	(4,743)
Income attributable to non-controlling interests	(150)	4,116	6,052
Dividends declared to the non-controlling interest holders of joint-venture companies (See Note 16)	(318)	(10,077)	(10,077)
Foreign currency translation adjustment attributable to non-controlling interests	(17)	(405)	(372)
Balance at end of the period	$8,427	$41,498	$8,912

(1)	In the second quarter of 2014, the Company acquired a 51.0% equity interest in Fujian Qiaolong (See Note 3). The fair value of the non-controlling interest of Fujian Qiaolong is $2.8 million.

23.	Gain on other sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights, and scraps. For the six months ended June 30, 2015, gain on other sales amounted to $2.4 million as compared to $9.1 million for the six months ended June 30, 2014, representing a decrease of $6.7 million. In the second quarter of 2014, the Company sold the remaining land use rights and recognized a gain of $7.5 million, which represented the difference between the selling price of $8.4 million and the net book value of the land use rights of $0.9 million. There was no such gain in the same period in 2015.

24.	Financial income, net

During the six months ended June 30, 2015 and 2014, the Company recorded financial income, net which is summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,
	2015	2014

Interest income	$(1,386)	$(1,253)
Foreign exchange gain, net	(377)	(1)
Gain of cash discount, net	(28)	(62)
Bank fees	328	306
Total financial income, net	$(1,463)	$(1,010)

25.	Income tax rate

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

According to PRC tax regulation, the Company should withhold income taxes for the profit distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profit that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. As of June 30, 2015, the Company has recognized deferred tax liabilities of $0.16 million for the remaining undistributed profits to Genesis of $3.2 million. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries permanently. As of June 30, 2015 and December 31, 2014, the Company still has undistributed earnings of approximately $204.7 million and $188.3 million, respectively, from investment in the PRC subsidiaries that are considered permanently reinvested. Had the undistributed earnings been distributed to Genesis and not permanently reinvested, the tax provision as of June 30, 2015 and December 31, 2014 of approximately $10.2 million and $9.4 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

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

Chongqing Henglong was established in 2012. According to the New CIT, Chongqing Henglong is subject to income tax at a uniform rate of 25%. No provision for Chongqing Henglong is made as it had no assessable income for the three months and six months ended June 30, 2015 and 2014.

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million (equivalent to approximately BRL 0.24 million). The Company had no assessable income in Brazil for the three months and six months ended June 30, 2015 and 2014.

Fujian Qiaolong was acquired in the second quarter of 2014. In November 2011, Fujian Qiaolong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2011, 2012 and 2013. In 2014, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, it will continue to be taxed at the 15% tax rate in 2014, 2015 and 2016. No provision for Fujian Qiaolong is made as it had no assessable income for the three months and six months ended June 30, 2015.

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the three months and six months ended June 30, 2015 and 2014.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made for the Company as the Company had no assessable income in the United States for the three months and six months ended June 30, 2015 and 2014.

The Company’s effective tax rate was 17.9% and 16.2% for the three months and six months ended June 30, 2015, respectively, compared with 18.8% and 19.0% for the three months and six months ended June 30, 2014, respectively.

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

The calculation of basic and diluted income per share attributable to the parent company for the three months ended June 30, 2015 and 2014, was (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended June 30,
	2015	2014
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$7,659	$11,006
Denominator:
Weighted average shares outstanding	32,121,019	28,043,019
Dilutive effects of stock options	17,419	21,357
Denominator for dilutive income per share – Diluted	32,138,438	28,064,376

Net income per share attributable to parent company’s common shareholders – Basic	$0.24	$0.39
Net income per share attributable to parent company’s common shareholders – Diluted	$0.24	$0.39

As of June 30, 2015 and 2014, the exercise prices for 60,000 shares and 60,000 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the three months ended June 30, 2015 and 2014, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

The calculation of basic and diluted income per share attributable to the parent company for the six months ended June 30, 2015 and 2014, were (figures are in thousands of USD , except share and per share amounts):

	Six Months Ended
	June 30,
	2015	2014
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$16,171	$17,781
Denominator:
Weighted average shares outstanding	32,121,019	28,043,019
Dilutive effects of stock options	15,566	20,920
Denominator for dilutive income per share – Diluted	32,136,585	28,063,939

Net income per share attributable to parent company’s common shareholders – Basic	$0.50	$0.63
Net income per share attributable to parent company’s common shareholders – Diluted	$0.50	$0.63

As of June 30, 2015 and 2014, the exercise prices for 60,000 shares and 60,000 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the six months ended June 30, 2015 and 2014, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

During the six months ended June 30, 2015, the Company’s ten largest customers accounted for 70.4% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales, i.e., 12.8%. As of June 30, 2015, approximately 5.8% of accounts receivable were from trade transactions with the aforementioned one customer, and there was one individual customer with a receivables balance of more than 10% of total accounts receivable, i.e. 11.4%.

During the six months ended June 30, 2014, the Company’s ten largest customers accounted for 68.7% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales, i.e., 11.6%. As of June 30, 2014, approximately 4.9% of accounts receivable were from trade transactions with the aforementioned one customer, and there was one individual customer with a receivables balance of more than 10% of total accounts receivable, i.e. 12.3%.

28.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended June 30,
	2015	2014
Merchandise sold to related parties	$11,640	$14,928
Rental income obtained from related parties	23	-
Materials and others sold to related parties	563	-
Total	$12,226	$14,928

	Six Months Ended June 30,
	2015	2014
Merchandise sold to related parties	$19,939	$26,738
Rental income obtained from related parties	56	-
Materials and others sold to related parties	992	-
Total	$20,987	$26,738

Related purchases

	Three Months Ended June 30,
	2015	2014
Materials purchased from related parties	$5,630	$7,461
Technology purchased from related parties	147	72
Equipment purchased from related parties	826	336
Others purchased from related parties	136	-
Total	$6,739	$7,869

	Six Months Ended June 30,
	2015	2014
Materials purchased from related parties	$12,638	$14,652
Technology purchased from related parties	147	164
Equipment purchased from related parties	3,070	1,254
Others purchased from related parties	354	-
Total	$16,209	$16,070

Related receivables

	June 30, 2015	December 31, 2014
Accounts and notes receivable from related parties	$27,003	$22,760
Other receivables from related parties	19	76
Total	$27,022	$22,836

Related advances

	June 30, 2015	December 31, 2014
Advance equipment payment to related parties	$2,693	$2,085
Advance payments and others to related parties	784	741
Total	$3,477	$2,826

Related payables

	June 30, 2015	December 31, 2014
Accounts payable	$5,198	$4,857

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

Related parties pledged certain land use rights and buildings as security for the Company’s credit facilities provided by banks.

As of August 13, 2015, Hanlin Chen, the Company’s Chairman, owns 55.6% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of June 30, 2015 (figures are in thousands of USD):

	Payment obligations by period
	2015 (1)	2016	2017	2018	Thereafter	Total
Obligations for investment contracts (2)	-	$3,256	$2,442	$-	$-	$5,698
Obligations for purchasing and service agreements	22,292	849	5	-	-	23,146
Total	$22,292	$4,105	$2,447	$-	$-	$28,844

(1)	Remaining 6 months in 2015.

(2)	Capital Commitment to the Venture Fund

As disclosed in Note 1, on September 22, 2014, Hubei Henglong entered into an agreement with seven other parties to establish the Venture Fund, under which Hubei Henglong has committed to make investments of 17.9% or RMB50.0 million, equivalent to approximately $8.1 million, into the Venture Fund in three installments. On October 20, 2014, Hubei Henglong made its first capital contribution of RMB5.0 million, equivalent to approximately $0.8 million. On April 24, 2015, Hubei Henglong made its second capital contribution of RMB10.0 million, equivalent to approximately $1.6 million. The remaining capital commitment of RMB35.0 million, equivalent to approximately $5.7 million, will be paid upon capital calls received from the Venture Fund.

30.	Off-balance sheet arrangements

As of June 30, 2015 and December 31, 2014, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of June 30, 2015, the Company had 13 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other eight sectors were engaged in the production and sale of sensor modular (USAI), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), commercial vehicle repacking and sales (Fujian Qiaolong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), and design and sales of automobile electronics (Shanghai Henglong). Since the revenues, net income and net assets of these eight sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the condensed unaudited consolidated financial statements, the Company incorporated these eight sectors into “Other Sectors.”

As of June 30, 2014, the Company had 10 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other five sectors were engaged in the production and sale of sensor modular (USAI), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong) and trade (Brazil Henglong). Since the revenues, net income and net assets of these five sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the condensed unaudited consolidated financial statements, the Company incorporated these five sectors into “Other Sectors.”

The Company’s product sector information for the three months and six months ended June 30, 2015 and 2014, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income (Loss)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Henglong	$68,327	$71,665	$5,298	$11,799
Jiulong	19,287	20,155	328	399
Shenyang	8,578	12,043	515	506
Wuhu	6,014	5,857	93	(35)
Hubei Henglong	15,753	13,684	2,289	1,799
Other Sectors	9,851	11,372	67	406
Total Segments	127,810	134,776	8,590	14,874
Corporate	-	-	(1,021)	(1,188)
Eliminations	(18,643)	(19,300)	60	(100)
Total	$109,167	$115,476	$7,629	$13,586

	Net Product Sales		Net Income (Loss)
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Henglong	$152,130	$143,085	$12,848	$17,533
Jiulong	37,068	41,789	(150)	1,582
Shenyang	16,540	23,940	824	762
Wuhu	12,171	12,404	(68)	(79)
Hubei Henglong	30,645	27,283	3,880	3,095
Other Sectors	18,777	20,323	378	995
Total Segments	267,331	268,824	17,712	23,888
Corporate		-	(1,788)	(2,023)
Eliminations	(34,721)	(39,042)	97	32
Total	$232,610	$229,782	$16,021	$21,897

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

In the second quarter of 2014, the Company acquired a 51.0% equity interest in Fujian Qiaolong. Pursuant to ASC Topic 805, the results of Fujian Qiaolong have been included since the date of acquisition and are reflected in the condensed unaudited consolidated statements of operations and comprehensive income for the three months ended June 30, 2015, and under “Other Sectors” in the Company’s segment reporting. Please refer to Note 3 to the condensed unaudited consolidated financial statements in this Report.

Results of Operations—Three Months Ended June 30, 2015 and 2014

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2015	2014	Change		2015	2014	Change
Henglong	$68,327	$71,665	(3,338)	-4.7%	$56,239	$59,982	$(3,743)	-6.2%
Jiulong	19,287	20,155	(868)	-4.3	17,159	17,166	(7)	0.0
Shenyang	8,578	12,043	(3,465)	-28.8	7,260	10,600	(3,340)	-31.5
Wuhu	6,014	5,857	157	2.7	5,567	5,284	283	5.4
Hubei Henglong	15,753	13,684	2,069	15.1	11,547	10,609	938	8.8
Other Sectors	9,851	11,372	(1,521)	-13.4	8,304	9,452	(1,148)	-12.1
Total Segments	127,810	134,776	(6,966)	-5.2	106,076	113,093	(7,017)	-6.2
Elimination	(18,643)	(19,300)	657	-3.4	-18,702	(19,200)	498	-2.6
Total	$109,167	$115,476	$(6,309)	-5.5%	$87,374	$93,893	$(6,519)	-6.9%

Net Product Sales

Net product sales were $109.2 million for the three months ended June 30, 2015, compared to $115.5 million for the same period in 2014, representing a decrease of $6.3 million, or 5.5%. The decrease was mainly due to a decrease in sales of hydraulic power steering gears for passenger vehicles, partially offset by the continuing increase in sales of electronic power steering gears (EPS).

Compared with the same period of 2014, during the three months ended June 30, 2015, sales of hydraulic power steering gears decreased by $11.5 million, while sales of EPS only increased by $5.7 million.

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

The steering gears that the Company sold to North America significantly increased as a result of the continuing growth of automotive market demand in North America.

In summary, the Company had a decrease in sales volume leading to a sales decrease of $9.7 million, an increase in selling price of steering gears leading to a sales increase of $2.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales increase of $0.9 million.

Further analysis by segment (before elimination) is as follows:

•	Net product sales for Henglong were $68.3 million for the three months ended June 30, 2015, compared with $71.7 million for the three months ended June 30, 2014, representing a decrease of $3.3 million, or 4.7%, which was mainly due to the decrease in sales of hydraulic power steering gears, partially offset by the increase in sales of EPS. A decrease in sales volume led to a sales decrease of $3.0 million, a decrease in selling price led to a sales decrease of $0.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.5 million.

•	Net product sales for Jiulong were $19.3 million for the three months ended June 30, 2015, compared with $20.2 million for the three months ended June 30, 2014, representing a decrease of $0.9 million, or 4.3%, mainly due to China’s economic slowdown and the adoption of the National IV emission standard for commercial vehicles, as Jiulong’s main products and sales are steering gears for commercial vehicles. A decrease in sales volume led to a sales decrease of $4.8 million, an increase in selling price led to a sales increase of $3.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.1 million.

•	Net product sales for Shenyang were $8.6 million for the three months ended June 30, 2015, compared to $12.1 million for the same period in 2014, representing a decrease of $3.5 million, or 28.8%. The products of Shenyang are mainly sold to Shenyang Brilliance Jinbei Automobile Co., LTD, “Jinbei”. Jinbei primarily uses EPS on its passenger vehicles, while Shenyang mainly engages in the production and sales of hydraulic power steering gears for passenger vehicles, so the sales volumes of Shenyang decreased accordingly. A decrease in sales volumes led to a sales decrease of $3.5 million.

•	Net product sales for Wuhu were $6.0 million for the three months ended June 30, 2015, compared to $5.8 million for the same period in 2014, representing an increase of $0.2 million, or 2.7%. The products of Wuhu are mainly sold to Chery Automobile Co., Ltd., “Chery”. Sales volumes of Chery have decreased significantly since 2012. Therefore, Wuhu’s ability to increase its sales is limited. An increase in sales volumes led to a sales increase of $0.1 million, and an increase in selling price led to a sales increase of $0.1 million.

•	Net product sales for Hubei Henglong were $15.8 million for the three months ended June 30, 2015, compared to $13.7 million for the same period in 2014, representing an increase of $2.1 million, or 15.1%. The net product sales increase was mainly due to the growth of automotive market demand in North America, where Hubei Henglong’s products are sold. An increase in sales volumes led to a sales increase of $1.4 million, an increase in selling price led to a sales increase of $0.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.1 million.

•	Net product sales for Other Sectors were $9.9 million for the three months ended June 30, 2015, compared to $11.4 million for the same period in 2014, representing a decrease of $1.5 million, mainly due to a decrease of $0.5 million for Fujian Qiaolong (which engages in repacking and sales of commercial vehicles) and a decrease of $1.0 million for Chongqing Henglong’s (which engages in production and sales of hydraulic power steering gears for commercial vehicles).

Cost of Products Sold

For the three months ended June 30, 2015, the cost of products sold was $87.4 million, compared to $93.9 million for the same period of 2014, representing a decrease of $6.5 million, or 6.9%. The decrease in the cost of products sold was mainly due to the net effect of a net decrease in sales volumes which led to a cost of products sold decrease of $7.3 million, an increase in unit cost which led to a cost of products sold increase of $0.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which led to a cost of products sold increase of $0.7 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $56.2 million for the three months ended June 30, 2015, compared to $60.0 million for the same period of 2014, representing a decrease of $3.8 million, or 6.2%. A decrease in sales volumes led to a cost of products sold decrease of $1.2 million, a decrease in unit cost led to a cost of products sold decrease of $2.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $0.3 million.

•	Cost of products sold for Jiulong was $17.2 million for the three months ended June 30, 2015, consistent with $17.2 million for the same period of 2014. A decrease in sales volumes led to a cost of products sold decrease of $4.3 million, and an increase in unit cost led to a cost of products sold increase of $4.3 million.

•	Cost of products sold for Shenyang was $7.3 million for the three months ended June 30, 2015, compared to $10.6 million for the same period of 2014, representing a decrease of $3.3 million, or 31.5%. The decrease in cost of products sold was mainly due to a decrease in sales volumes, which led to a cost of products sold decrease of $3.1 million, a decrease in unit cost which led to a cost of products sold decrease of $0.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.1 million.

•	Cost of products sold for Wuhu was $5.6 million for the three months ended June 30, 2015, compared to $5.3 million for the same period of 2014, representing an increase of $0.3 million, or 5.4%. The increase in cost of products sold was mainly due to an increase in sales volumes which led to a cost of products sold increase of $0.1 million, and an increase in unit cost which led to a cost of products sold increase of $0.2 million.

•	Cost of products sold for Hubei Henglong was $11.5 million for the three months ended June 30, 2015, compared to $10.6 million for the same period of 2014, representing an increase of $0.9 million, or 8.8%. The increase in cost of products sold was mainly due to an increase in sales volumes which led to a cost of products sold increase of $1.2 million, and a decrease in unit cost which led to a cost of products sold decrease of $0.3 million.

•	Cost of products sold for Other Sectors was $8.3 million for the three months ended June 30, 2015, compared to $9.5 million for the same period of 2014, representing a decrease of $1.2 million, mainly including a decrease in sales volumes which led to a cost of products sold decrease of $0.4 million, and a decrease in unit cost which led to a cost of products sold decrease of $0.8 million.

Gross margin was 20.0% for the three months ended June 30, 2015, compared to 18.7% in the same period of 2014, representing an increase of 1.3%, mainly due to the decrease in the unit cost of the Company’s products in 2015.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights, and scraps. For the three months ended June 30, 2015, gain on other sales amounted to $0.7 million as compared to $8.2 million for the three months ended June 30, 2014, representing a decrease of $7.5 million. In the second quarter of 2014, the Company sold the remaining land use rights and recognized a gain of $7.5 million, which represented the difference between the selling price of $8.4 million and the net book value of the land use rights of $0.9 million. There was no such gain in the same period in 2015.

Selling Expenses

Selling expenses were $4.0 million for the three months ended June 30, 2015, compared to $4.3 million for the same period of 2014, representing a decrease of $0.3 million, or 7.0%, mainly due to an increase in salaries and wages cost of $0.3 million, a decrease in transportation fees of $0.3 million, a decrease in office expenses of $0.1 million, and a decrease in advertising expenses of $0.2 million.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the three months ended June 30, 2015, compared to $3.8 million for the same period of 2014, which was mainly due to a decrease in salaries and wages cost of $0.1 million, a decrease in audit professional service fees of $0.2 million and an increase in office facilities improvement expenses of $0.3 million.

Research and Development Expenses

Research and development expenses were $6.4 million for the three months ended June 30, 2015, compared to $5.2 million for the three months ended June 30, 2014, representing an increase of $1.2 million, or 23.1%. The Company’s research and development expenses were mainly used for the development and trial production of EPS and other new products. Research and development expenditures have continued to be significant in the past three years. In summary, expenses for mold improvement decreased by $0.2 million, external technical support fees increased by $0.8 million, and the salaries and wages expenses of research and development related staff increased by $0.6 million.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. In the past three years, the Company has continued to purchase advanced manufacturing equipment for newly developed products, hiring senior technicians and actively seeking external technical support.

Income from Operations

Income from operations was $8.3 million for the three months ended June 30, 2015, compared to $16.5 million for the three months ended June 30, 2014, representing a decrease of $8.2 million, or 49.7%, including an increase of $0.2 million in gross profit, a decrease of $7.5 million in gain on other sales and an increase of $ 0.9 million in operating expenses.

Other Income, Net

Other income, net was $0.3 million for the three months ended June 30, 2015, compared to $0.1 million for the three months ended June 30, 2014, an increase of $0.2 million, primarily resulting from increased government subsidies.

Interest expense

Interest expense was $0.1 million for the three months ended June 30, 2015, compared to $0.5 million for the three months ended June 30, 2014, representing a decrease of $0.4 million, primarily due to the annual interest rate of the USD loan which was 1.7% during the three months ended June 30, 2015, while it was 2.8% in the same period of last year.

Financial Income, Net

Financial income, net, was $0.7 million for the three months ended June 30, 2015, compared to $0.5 million for the three months ended June 30, 2014, representing an increase of $0.2 million, which was mainly due to an increase in interest income of $0.2 million.

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $9.2 million for the three months ended June 30, 2015, compared to $16.6 million for the three months ended June 30, 2014, representing a decrease of $7.4 million, which was mainly due to a decrease in operating income of $8.2 million, an increase in other income of $0.1 million, and an increase in financial income, net of $0.2 million.

Income Taxes

Income tax expense was $1.6 million for the three months ended June 30, 2015, compared to $3.1 million of income tax expense for the three months ended June 30, 2014, representing a decrease of $1.6 million, which was mainly due to decreases in income before income tax and the effective tax rate. The income before income tax decreased to $9.2 million for the three months ended June 30, 2015 from $16.6 million for the same period in 2014 and the effective tax rate decreased to 17.9% from 18.8% as a result of a larger decrease in income before tax of high effective tax rate subsidiaries and a smaller decrease in income before tax of low effective tax rate subsidiaries.

Net Income

Net income was $7.6 million for the three months ended June 30, 2015, compared to net income of $13.5 million for the three months ended June 30, 2014, representing a decrease of $5.9 million, which was mainly due to a decrease in income before income tax expenses and equity in earnings of affiliated companies of $7.4 million, offset by a decrease in income tax expenses of $1.5 million.

Net Income (Loss) Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests amounted to $0.1 million for the three months ended June 30, 2015, while net income attributable to non-controlling interests amounted to $2.6 million for the three months ended June 30, 2014.

The Company owns equity interests in twelve non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted for under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of June 30, 2015 and 2014. The decrease in net income attributable to non-controlling interests was mainly due to the Company’s acquisition of the non-controlling interests of Henglong and Jiulong in September 2014.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $7.7 million for the three months ended June 30, 2015, compared to net income attributable to parent company’s common shareholders of $11.0 million for the three months ended June 30, 2014, representing a decrease of $3.3 million, which was mainly due to a decrease in net income of $6.3 million and the Company’s acquisition of the non-controlling interests of Henglong and Jiulong in September 2014, which led to a decrease in net income attributable to non-controlling interests of $2.6 million.

Results of Operations—Six Months Ended June 30, 2015 and 2014

In the second quarter of 2014, the Company acquired a 51.0% equity interest in Fujian Qiaolong. Pursuant to ASC Topic 805, the results of Fujian Qiaolong have been included since the date of acquisition and are reflected in the condensed unaudited consolidated statements of operations and comprehensive income for the six months ended June 30, 2015, and under “Other Sectors” in the Company’s segment reporting. Please refer to Note 3 to the condensed unaudited consolidated financial statements in this Report.

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2015	2014	Change		2015	2014	Change
Henglong	$152,130	$143,085	9,045	6.3%	$126,567	$119,004	$7,563	6.4%
Jiulong	37,068	41,789	(4,721)	-11.3	33,222	35,439	(2,217)	-6.3
Shenyang	16,540	23,940	(7,400)	-30.9	13,992	21,484	(7,492)	-34.9
Wuhu	12,171	12,404	(233)	-1.9	11,311	11,330	(19)	-0.2
Hubei Henglong	30,645	27,283	3,362	12.3	23,276	21,662	1,614	7.5
Other Sectors	18,777	20,323	(1,546)	-7.6	15,596	17,016	(1,420)	-8.3
Total Segments	267,331	268,824	(1,493)	-0.6	223,964	225,935	(1,971)	-0.9
Elimination	(34,721)	(39,042)	4,321	-11.1	(34,818)	(39,074)	4,256	-10.9
Total	$232,610	$229,782	$2,828	1.2%	$189,146	$186,861	$2,285	1.2%

Net Product Sales

Net product sales were $232.6 million for the six months ended June 30, 2015, compared to $229.8 million for the same period in 2014, representing an increase of $2.8 million, or 1.2%. The increase was mainly due to the continuing growth of sales to North America.

During the six months ended June 30, 2015, the Company made a $2.4 million payment to a customer for new product testing services provided by the customer. As the Company cannot reasonably demonstrate that such payment amount represents the fair value of the services provided by its customer, the payment was recorded as a reduction of net sales in accordance with U.S. GAAP.

For the six months ended June 30, 2015, there was an increase in sales of passenger vehicle power steering gears compared with the same period last year, mainly due to the decrease in sales of hydraulic power steering gears, partially offset by the increase in sales of EPS. Compared with the same period of 2014, during the six months ended June 30, 2015, sales of hydraulic power steering gears decreased by $17.7 million, while sales of EPS increased by $18.5 million.

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

The steering gears that the Company sold to North America significantly increased, as a result of the continuing growth of automotive market demand in North America.

In summary, the Company had a decrease in sales volume leading to a sales decrease of $2.4 million, an increase in selling price of steering gears leading to a sales increase of $4.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales increase of $1.1 million.

Further analysis by segment (before elimination) is as follows:

•	Net product sales for Henglong were $152.1 million for the six months ended June 30, 2015, compared with $143.1 million for the six months ended June 30, 2014, representing an increase of $9.0 million, or 6.3%, which was mainly due to an increase in sales volume for passenger vehicles in the China market and the higher selling price of middle-level electric power steering compared with low-level electric power steering. An increase in sales volume led to a sales increase of $8.3 million, an increase in selling price led to a sales increase of $0.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.5 million.

•	Net product sales for Jiulong were $37.1 million for the six months ended June 30, 2015, compared with $41.8 million for the six months ended June 30, 2014, representing a decrease of $4.7 million, or 11.3%, mainly due to China’s economic slowdown and the adoption of the National IV emission standard for commercial vehicles, as Jiulong’s main products and sales are steering gears for commercial vehicles. A decrease in sales volume led to a sales decrease of $7.8 million, an increase in selling price led to a sales increase of $2.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.2 million.

•	Net product sales for Shenyang were $16.5 million for the six months ended June 30, 2015, compared to $23.9 million for the same period in 2014, representing a decrease of $7.4 million, or 30.9%. The products of Shenyang are mainly sold to Shenyang Brilliance Jinbei Automobile Co., LTD, “Jinbei”. Jinbei primarily uses EPS on its passenger vehicles, while Shenyang mainly engages in the production and sales of hydraulic power steering gears for passenger vehicles, so sales volumes of Shenyang decreased accordingly. A decrease in sales volumes led to a sales decrease of $8.0 million, an increase in selling price led to a sales increase of $0.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.1 million.

•	Net product sales for Wuhu were $12.2 million for the six months ended June 30, 2015, compared to $12.4 million for the same period in 2014, representing a decrease of $0.2 million, or 1.9%. A decrease in sales volumes led to a sales decrease of $0.6 million, and an increase in selling price led to a sales increase of $0.4 million.

•	Net product sales for Hubei Henglong were $30.6 million for the six months ended June 30, 2015, compared to $27.3 million for the same period in 2014, representing an increase of $3.3 million, or 12.3%. The net product sales increase was mainly due to the growth of automotive market demand in North America, where Hubei Henglong’s products are sold. An increase in sales volumes led to a sales increase of $2.1 million, an increase in selling price led to a sales increase of $1.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.1 million.

32

•

Net product sales for Other Sectors were $18.8 million for the six months ended June 30, 2015, compared to $20.3 million for the same period in 2014, representing a decrease of $1.5 million, or 7.6%. A decrease in sales volumes led to a sales decrease of $0.7 million, a decrease in selling price led to a sales decrease of $0.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.1 million.

Cost of Products Sold

For the six months ended June 30, 2015, the cost of products sold was $189.1 million, compared to $186.9 million for the same period of 2014, representing an increase of $2.3 million, or 1.2%. The increase in the cost of products sold was mainly due to the net effect of a net decrease in sales volumes which led to a cost of products sold decrease of $0.2 million, an increase in unit cost which led to a cost of products sold increase of $1.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which led to a cost of products sold increase of $0.9 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $126.6 million for the six months ended June 30, 2015, compared to $119.0 million for the same period of 2014, representing an increase of $7.6 million, or 6.4%. An increase in sales volumes led to a cost of products sold increase of $8.8 million, a decrease in unit cost led to a cost of products sold decrease of $1.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $0.5 million.

•	Cost of products sold for Jiulong was $33.2 million for the six months ended June 30, 2015, compared to $35.4 million for the same period of 2014, representing a decrease of $2.2 million, or 6.3%. A decrease in sales volumes led to a cost of products sold decrease of $6.8 million, an increase in unit cost led to a cost of products sold increase of $4.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.1 million.

•	Cost of products sold for Shenyang was $14.0 million for the six months ended June 30, 2015, compared to $21.5 million for the same period of 2014, representing a decrease of $7.5 million, or 34.9%. The decrease in cost of products sold was mainly due to a decrease in sales volumes, which led to a cost of products sold decrease of $7.3 million, and a decrease in unit cost which led to a cost of products sold decrease of $0.2 million.

•	Cost of products sold for Wuhu was $11.3 million for the six months ended June 30, 2015, consistent with $11.3 million for the same period of 2014. The decrease in cost of products sold was mainly due to a decrease in sales volumes which led to a cost of products sold decrease of $0.5 million, and an increase in unit cost which led to a cost of products sold increase of $0.5 million.

•	Cost of products sold for Hubei Henglong was $23.3 million for the six months ended June 30, 2015, compared to $21.7 million for the same period of 2014, representing an increase of $1.6 million, or 7.5%. The increase in cost of products sold was mainly due to an increase in sales volumes which led to a cost of products sold increase of $1.9 million, and a decrease in unit cost which led to a cost of products sold decrease of $0.3 million.

•	Cost of products sold for Other Sectors was $15.6 million for the six months ended June 30, 2015, compared to $17.0 million for the same period of 2014, representing a decrease of $1.4 million, or 8.3%. The decrease in cost of products sold was mainly due to a decrease in sales volumes which led to a cost of products sold decrease of $0.5 million, a decrease in unit cost which led to a cost of products sold decrease of $1.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which led to a cost of products sold increase of $0.1 million.

Gross margin was 18.7% for the six months ended June 30, 2015, consistent with 18.7% in the same period of 2014.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights, and scraps. For the six months ended June 30, 2015, gain on other sales amounted to $2.4 million as compared to $9.1 million for the six months ended June 30, 2014, representing a decrease of $6.7 million. The decrease was mainly due to the Company selling the remaining land use rights and recognizing a gain of $7.5 million in the second quarter of 2014, which represented the difference between the selling price of $8.4 million and the net book value of the land use rights of $0.9 million. There was no such gain in the same period in 2015.

Selling Expenses

Selling expenses were $7.7 million for the six months ended June 30, 2015, compared to $7.4 million for the same period of 2014, representing an increase of $0.3 million, or 4.1%, mainly due to an increase in sales volumes which led to an increase in salaries and wages cost of $0.6 million, an increase in office expenses of $0.1 million, a decrease in transportation fees of $0.2 million, a decrease in advertising expenses of $0.1 million, and a decrease in other expenses of $0.1 million.

General and Administrative Expenses

General and administrative expenses were $8.2 million for the six months ended June 30, 2015, compared to $7.3 million for the same period of 2014, representing an increase of $0.9 million, or 12.3%, which was mainly due to an increase in salaries and wages cost of $0.3 million, a decrease in audit professional service fees of $0.2 million and an increase in office facilities improvement expenses of $0.9 million.

Research and Development Expenses

Research and development expenses were $12.3 million for the six months ended June 30, 2015, compared to $11.1 million for the six months ended June 30, 2014, representing an increase of $1.2 million, or 10.8%. The Company’s research and development expenses were mainly used for the development and trial production of EPS and other new products. Research and development expenditures have continued to be significant in the past three years. In summary, expenses for mold improvement decreased by $0.4 million, external technical support fees increased by $0.8 million, and the salaries and wages expenses of research and development related staff increased by $0.8 million.

Income from Operations

Income from operations was $17.6 million for the six months ended June 30, 2015, compared to $26.3 million for the six months ended June 30, 2014, representing a decrease of $8.7 million, or 33.1%, including an increase of $0.6 million in gross profit, a decrease of $6.8 million in gain on other sales and an increase of $2.4 million in operating expenses.

Other Income, Net

Other income, net was $0.4 million for the six months ended June 30, 2015, consistent with $0.4 million for the six months ended June 30, 2014.

Interest expense

Interest expense was $0.5 million for the six months ended June 30, 2015, compared to $0.8 million for the six months ended June 30, 2014, representing a decrease of $0.3 million, primarily due to the annual interest rate of the USD loan being 1.7% during the three months ended June 30, 2015, while it was 2.8% in the same period of last year.

Financial Income, Net

Financial income, net, was $1.5 million for the six months ended June 30, 2015, compared to $1.0 million for the six months ended June 30, 2014, representing an increase of $0.5 million, which was mainly due to an increase in income of foreign currency exchange of $0.4 million.

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $18.9 million for the six months ended June 30, 2015, compared to $26.9 million for the six months ended June 30, 2014, representing a decrease of $8.0 million, which was mainly due to a decrease in operating income of $8.7 million, a decrease in interest income of $0.3 million, and an increase in financial income, net of $0.5 million.

Income Taxes

Income tax expense was $3.1 million for the six months ended June 30, 2015, compared to $5.1 million of income tax expense for the six months ended June 30, 2014, representing a decrease of $2.0 million, which was mainly due to decreases in income before income tax and the effective tax rate. The income before income tax decreased to $18.9 million for the six months ended June 30, 2015 from $26.9 million for the same period in 2014 and the effective tax rate decreased to 16.2% from 19.0% as a result of a decrease in income before tax of high effective tax rate subsidiaries and an increase in income before tax of low effective tax rate subsidiaries.

Net Income

Net income was $16.0 million for the six months ended June 30, 2015, compared to net income of $21.9 million for the six months ended June 30, 2014, representing a decrease of $5.9 million, which was mainly due to a decrease in income before income tax expenses and equity in earnings of affiliated companies of $8.0 million, offset by a decrease in income tax expenses of $2.0 million.

Net Income (Loss) Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests amounted to $0.2 million, while net income attributable to non-controlling interests amounted to $4.1 million for the six months ended June 30, 2014.

The Company owns equity interests in twelve non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted for under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of June 30, 2015 and 2014. The decrease in net income attributable to non-controlling interests was mainly due to the Company’s acquisition of the non-controlling interests of Henglong and Jiulong in September 2014.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $16.2 million for the six months ended June 30, 2015, compared to net income attributable to parent company’s common shareholders of $17.8 million for the six months ended June 30, 2014, representing a decrease of $1.6 million, which was mainly due to a decrease in net income of $5.9 million and the Company’s acquisition of the non-controlling interests of Henglong and Jiulong in September 2014, which led to a decrease in net income attributable to non-controlling interests of $4.3 million.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of June 30, 2015, the Company had cash and cash equivalents and short-term investments, excluding pledged deposit, of $108.6 million, compared to $109.5 million as of December 31, 2014, representing a decrease of $0.9 million, or 0.8%.

The Company had working capital of $205.8 million as of June 30, 2015, compared to $198.1 million as of December 31, 2014, representing an increase of $7.7 million, or 3.9%.

The Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The Company believes that, in view of its current cash position as of June 30, 2015, the cash expected to be generated from the operations and funds available from bank borrowings as detailed in subsequent paragraphs will be sufficient to meet its working capital and capital expenditure requirements, including the repayment of bank loans, for at least twelve months commencing from June 30, 2015.

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

The Company had short-term loans of $45.4 million (See Note 14) and bankers’ acceptances of $72.6 million (See Note 15) as of June 30, 2015.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be lowered by approximately $14.1 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $14.1 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $10.6 million, which is 75.07%, the mortgage rate, of $14.1 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of June 30, 2015, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available (4)	Amount Used		Assessed Mortgage Value (6)
1. Comprehensive credit facilities	Bank of China (5)	Mar 2015	$23,063	$8,518		$34,350

2. Comprehensive credit facilities	Jingzhou Commercial Bank(5)	July 2015	29,443	5,178		59,429

3. Comprehensive credit facilities	Fujian Haixia Bank	Mar 2016	2,781	2,887		3,916

4. Comprehensive credit facilities	Shanghai Pudong Development Bank (1) (5)	Mar 2015	25,517	23,066		13,261

5. Comprehensive credit facilities	China CITIC Bank (1) (5)	Jun 2015	19,628	15,236		10,048
	China CITIC Bank	July 2016	4,907	2,454		6,049

6. Comprehensive credit facilities	China Everbright Bank	Sep 2015	4,907	2,723		8,375

7. Comprehensive credit facilities	China Huaxia Bank (1)	Jan 2016	26,171	6,411		-

8. Comprehensive credit facilities	ICBC Macau	May 2016	30,000	30,000		34,599

9. Comprehensive credit facilities	HSBC (China) Company Limited(5)	July 2015	5,000	5,000		5,398

Total			$171,417	$101,473	(2)	$175,425	(3)

(1)	Each of Henglong’s comprehensive credit facility with China CITIC Bank, Henglong and Jielong's comprehensive credit facility with Shanghai Pudong Development Bank, and Henglong's comprehensive credit facility with China Hua Xia Bank, is required to be guaranteed by Jiulong, another subsidiary of the Company, in addition to the above pledged assets.

(2)	Amount used represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expires. The amount used includes bank loans of $41.3 million and notes payable of $60.2 million as of June 30, 2015. The remainder of $4.1 million of government loan and $12.4 million of notes payable was 100% secured by bank notes and time deposit without utilization of credit lines.

(3)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of June 30, 2015, the pledged assets included $73.1 million of accounts and notes receivable, $5.4 million of time deposits, and other pledged assets with an assessed value of $101.1 million.

(4)	The amount available is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	As at the date of this report, the comprehensive credit facilities with Bank of China, Jingzhou Commercial Bank, China CITIC Bank, Shanghai Pudong Development Bank and HSBC (China) Company Limited have expired. The Company is negotiating the renewal of the credit facilities with the banks and expects to obtain the renewal in late September 2015. As the Company has obtained sufficient comprehensive lines of credit from other banks, the Company does not anticipate any significant adverse impact on its financial position if the Company fails to renew these credit facilities.

(6)	The pledged cash deposits, which are disclosed in Note 4 to the consolidated financial statements in this quarterly report, were not included in the assessed mortgage value.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company renewed its existing domestic short-term bank loans and borrowed new bank loans during 2014 at annual interest rates of 6.16% to 8.03%, and loan terms of eleven to twelve months. Pursuant to the comprehensive credit line arrangement the Company pledged and guaranteed:

(1)	Accounts receivable with an assessed value of approximately $34.4 million as security for its comprehensive credit facility with the Bank of China;

(2)	Equipment with an assessed value of approximately $59.4 million as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank;

(3)	Land use rights and buildings with an assessed value of approximately $3.9 million as security for its comprehensive credit facility with Fujian Haixia Bank;

(4)	Land use rights and buildings with an assessed value of approximately $13.3 million as security for its comprehensive credit facility with Shanghai Pudong Development Bank;

(5)	Land use rights and buildings with an assessed value of approximately $16.1 million as security for its comprehensive credit facility with China CITIC Bank;

(6)	Land use rights and buildings with an assessed value of approximately $8.4 million as security for its comprehensive credit facility with China Everbright Bank;

(7)	Henglong’s comprehensive credit facility with China Hua Xia Bank is guaranteed by Jiulong, another subsidiary of the Company;

(8)	On May 18, 2012, the Company entered into a Credit Agreement with ICBC Macau to obtain the Credit Facility.

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

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB211.5 million, equivalent to approximately $34.6 million. The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013 and extended to May 13, 2016 after being extended three times.

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

On July 22, 2014, Great Genesis drew down a loan amounting to $5.0 million provided by HSBC HK and Hubei Henglong provided a Standby Letter of Credit for an amount of $5.4 million in favor of HSBC HK. Hubei Henglong’s Standby Letter of Credit was issued by HSBC Bank (China) Company Limited Wuhan branch and is collateralized by short-term investments of Hubei Henglong of RMB33.0 million, equivalent to approximately $5.4 million.

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

		Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term loan including interest payable	$46,113	$46,113	$-	$-	$-
Notes payable (1)	72,565	72,565	-	-	-
Obligation for investment contract (2)	5,698	-	5,698	-	-
Other contractual purchase commitments, including service agreements	23,146	22,292	854	-	-
Total	$147,522	$140,970	$6,552	$-	$-

(1)	Notes payable do not bear interest.

(2)	On September 22, 2014, Hubei Henglong entered into an agreement with seven other parties to establish the Venture Fund, under which Hubei Henglong has committed to make investments of 17.9% or RMB50.0 million, equivalent to approximately $8.1 million, into the Venture Fund in three installments. On October 20, 2014, Hubei Henglong made its first capital contribution of RMB5 million, equivalent to approximately $0.8 million. On April 24, 2015, Hubei Henglong made its second capital contribution of RMB10.0 million, equivalent to approximately $1.6 million. The remaining capital commitment of RMB35.0 million, equivalent to approximately $5.7 million, will be paid upon capital calls received from the Venture Fund.

Short-term Loans

The following table summarizes the contract information of short-term borrowings among the banks and the government of the PRC and the Company as of June 30, 2015 (figures are in thousands of USD):

Bank Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date

ICBC Macau (1)	Working Capital	13 May 2015	12	1.67%	Pay quarterly	13 May 2016	$30,000

Shanghai Pudong Development Bank	Working Capital	16 Dec 2014	12	6.16%	Pay quarterly	15 Dec 2015	654

Shanghai Pudong Development Bank	Working Capital	17 Dec 2014	11	6.16%	Pay quarterly	13 Nov 2015	654

Shanghai Pudong Development Bank	Working Capital	18 Dec 2014	11	6.16%	Pay quarterly	13 Nov 2015	327

China CITIC Bank	Working Capital	29 Dec 2014	12	6.72%	Pay quarterly	29 Dec 2015	2,454

HSBC Limited (2)	Working Capital	22 Jul 2014	12	1.70%	Pay monthly	1 Jul 2015	5,000

Financial Bureau of Jingzhou Development Zone	Working Capital	31 Mar 2015	13	2.50%	Pay monthly	20 Apr 2016	4,089

Fujian Haixia Bank	Working Capital	28 Apr 2015	12	8.03%	Pay monthly	28 Apr 2016	49

Fujian Haixia Bank	Working Capital	20 May 2015	12	7.65%	Pay monthly	20 May 2016	33

Fujian Haixia Bank	Working Capital	20 Mar 2015	12	8.03%	Pay monthly	20 Mar 2016	2,127
Total							$45,387

(1)	The original borrowing date and maturity date of this loan was May 22, 2012 and May 22, 2013, respectively. The original maturity date was extended to May 13, 2016.

(2)	The original borrowing date and maturity date of this loan were July 22, 2014 and July 1, 2015, respectively. The original maturity date was extended to July 1, 2016.

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

Management believes that the Company had complied with such financial covenants as of June 30, 2015, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of June 30, 2015 (figures are in thousands of USD):

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital (1)	3-6	Jul -15	$15,580
Working Capital	3-6	Aug -15	10,773
Working Capital	3-6	Sep -15	9,803
Working Capital	3-6	Oct -15	13,352
Working Capital	3-6	Nov -15	12,014
Working Capital	3-6	Dec -15	11,044
Total (See Note 15)			$72,566

(1)	The notes payable were repaid in full in July 2015.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of June 30, 2015, and believes it will continue to comply with them.

Cash Flows

(a)	Operating activities

Net cash provided by operations during the six months ended June 30, 2015 was $14.5 million, compared to net cash provided by operations of $7.7 million for the same period of 2014, representing an increase of $6.8 million.

During the six months ended June 30, 2015, the increase in net cash provided by operations was mainly due to the net effect of:

(1)	The increase in net income (excluding non-cash items) by $0.5 million;

(2)	The change in balance of pledge deposits which led to a decrease in net cash provided by operations of $5.9 million;

(3)	A decrease in the growth rate of balance of accounts and notes receivable which led to an increase in net cash provided by operations of $27.0 million, which was mainly due to the sales of the Company’s goods always being on credit terms ranging from 4 to 6 months. During the six months ended June 30, 2015, there was a smaller increase in sales revenue of the Company’s products compared with the same period last year while there was a significant decrease in the growth rate of the ending balance of accounts receivable compared with the same period last year as a result of the Company strengthening its collections;

(4)	The change in balance of inventories led to an increase in net cash provided by operations of $2.9 million. During the six months ended June 30, 2015, the Company actively adjusted its production plan to decrease inventory;

(5)	The change in balance of accounts and notes payable led to a decrease in net cash provided by operations of $10.9 million, which was mainly due to the Company having paid more accounts and notes payable as a result of these accounts and notes payable meeting the terms of payment as of June 30, 2015;

(6)	The change in taxes payable which led to a decrease in net cash provided by operations of $4.2 million, which was mainly due to the Company paying certain value-added tax and income tax that accrued in the prior year during the current period; and

(7)	The change of balance of customer deposits, which led to a decrease in net cash provided by operations of $0.7 million.

(b)	Investing activities

The Company used net cash of $12.5 million in investment activities during the six months ended June 30, 2015, compared to $7.0 million during the same period of 2014, representing an increase of $5.5 million, which was mainly due to a net decrease in time deposits in the current period of $6.5 million, the investment in the Venture Fund which used cash of $1.6 million and purchases of equipment and patented technology which used cash of $6.3 million, offset by sales of property, plant and equipment which provided cash of $6.2 million and the acquisition of Fujian Qiaolong which used cash of $3.0 million in the same period of last year, while there was no such investment in the current period.

(c)	Financing activities

During the six months ended June 30, 2015, the Company had net cash provided by financing activities of $0.3 million, compared to net cash provided by financing activities of $1.6 million for the same period of 2014, representing a decrease of $1.3 million, which was mainly due to the net effect of (1) a decrease of $0.4 million of bank/government loans received, (2) an increase of $1.8 million of repayments of bank/government loans, (3) the payment of dividends to non-controlling interest holders having decreased by $1.2 million and (4) payment of dividends on common stock having increased by $0.3 million.

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123).

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002).

10.1	Joint-venture Agreement, dated June 30, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006).

10.2	Stock Exchange Agreement dated August 11, 2014 by and among Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., China Automotive Systems, Inc. and Hubei Henglong Automotive System Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q Quarterly Report on August 13, 2014).

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, were filed on August 13, 2015 formatted in Extensible Business Reporting Language (XBRL):

(i)	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income,

(ii)	Condensed Unaudited Consolidated Balance Sheets,

(iii)	Condensed Unaudited Consolidated Statements of Cash Flows, and

(iv)	related notes

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: August 13, 2015	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: August 13, 2015	By:	/s/ Jie Li
Jie Li
Chief Financial Officer

