Form 10-Q
period 2015-09-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2015-11-12
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(86) 716- 412- 7868
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

Yes           ☐           No           ☒

As of November 12, 2015, the Company had 32,121,019 shares of common stock issued and outstanding.

 CHINA AUTOMOTIVE SYSTEMS, INC.

INDEX

		Page

	Part I — Financial Information	4

Item 1.	Unaudited Financial Statements.	4
	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2015 and 2014	4
	Condensed Unaudited Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	5
	Condensed Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	6
	Notes to Condensed Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	39
Item 4.	Controls and Procedures.	39

	Part II — Other Information	40

Item 1.	Legal Proceedings.	40
Item 1A.	Risk Factors.	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	40
Item 3.	Defaults Upon Senior Securities.	40
Item 4.	Mine Safety Disclosures.	40
Item 5.	Other Information.	40
Item 6.	Exhibits.	40

Signatures		41

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

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended September 30,
	2015	2014
Net product sales, including $8,137 and $11,890 to related parties for the three months ended September 30, 2015 and 2014	$90,845	$101,735
Cost of products sold, including $5,721 and $6,069 purchased from related parties for the three months ended September 30, 2015 and 2014	74,933	81,152
Gross profit	15,912	20,583
Gain on other sales	877	1,132
Less: Operating expenses
Selling expenses	3,319	3,734
General and administrative expenses	3,080	3,734
Research and development expenses	5,440	5,441
Total operating expenses	11,839	12,909
Income from operations	4,950	8,806
Other income, net	221	113
Interest expense	(501)	(728)
Financial income, net	556	1,140
Income before income tax expenses and equity in earnings of affiliated companies	5,226	9,331
Less: Income taxes	945	1,387
Equity in earnings of affiliated companies	100	82
Net income	4,381	8,026
Net income attributable to non-controlling interests	93	1,293
Net income attributable to parent company’s common shareholders	$4,288	$6,733
Comprehensive income:
Net income	$4,381	$8,026
Other comprehensive income:
Foreign currency translation (loss) gain, net of tax	(12,477)	9
Comprehensive (loss) income	(8,096)	8,035
Comprehensive (loss) income attributable to non-controlling interests	(483)	1,293
Comprehensive (loss) income attributable to parent company	$(7,613)	$6,742

Net income attributable to parent company’s common shareholders per share

Basic –	$0.13	$0.24

Diluted-	$0.13	$0.24
Weighted average number of common shares outstanding
Basic	32,121,019	28,043,019
Diluted	32,134,839	28,063,661

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Nine Months Ended September 30,
	2015	2014
Net product sales, including $28,076 and $38,627 to related parties for the nine months ended September 30, 2015 and 2014	$323,455	$331,517
Cost of products sold, including $18,359 and $20,721 purchased from related parties for the nine months ended September 30, 2015 and 2014	264,080	268,013
Gross profit	59,375	63,504
Gain on other sales	3,248	10,267
Less: Operating expenses
Selling expenses	10,989	11,104
General and administrative expenses	11,316	11,056
Research and development expenses	17,746	16,509
Total operating expenses	40,051	38,669
Income from operations	22,572	35,102
Other income, net	587	491
Interest expense	(1,040)	(1,552)
Financial income, net	2,018	2,150
Income before income tax expenses and equity in earnings of affiliated companies	24,137	36,191
Less: Income taxes	4,001	6,488
Equity in earnings of affiliated companies	264	220
Net income	20,400	29,923
Net (loss) income attributable to non-controlling interests	(56)	5,409
Net income attributable to parent company’s common shareholders	$20,456	$24,514
Comprehensive income:
Net income	$20,400	$29,923
Other comprehensive income:
Foreign currency translation loss, net of tax	(12,316)	(2,413)
Comprehensive income	8,084	27,510
Comprehensive (loss) income attributable to non-controlling interests	(649)	5,006
Comprehensive income attributable to parent company	$8,733	$22,504

Net income attributable to parent company’s common shareholders per share

Basic –	$0.64	$0.87

Diluted-	$0.64	$0.87
Weighted average number of common shares outstanding
Basic	32,121,019	28,043,019
Diluted	32,136,003	28,063,846

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$76,064	$68,505
Pledged cash deposits	29,675	33,633
Short-term investments	26,801	41,017
Accounts and notes receivable, net - unrelated parties	242,510	282,348
Accounts and notes receivable, net - related parties	31,423	22,760
Advance payments and others - unrelated parties	3,673	2,124
Advance payments and others - related parties	812	741
Inventories	67,067	64,419
Current deferred tax assets	7,244	7,078
Total current assets	485,269	522,625
Non-current assets:
Property, plant and equipment, net	76,012	82,466
Intangible assets, net	2,973	3,419
Other receivables, net - unrelated parties	3,585	1,619
Other receivables, net - related parties	3	76
Advance payment for property, plant and equipment - unrelated parties	13,658	6,755
Advance payment for property, plant and equipment - related parties	6,185	2,085
Long-term investments	6,203	4,575
Goodwill	621	645
Non-current deferred tax assets	5,388	4,896
Total assets	$599,897	$629,161

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank and government loans	$44,982	$43,988
Accounts and notes payable - unrelated parties	186,286	213,090
Accounts and notes payable - related parties	6,233	4,857
Customer deposits	1,477	1,885
Accrued payroll and related costs	6,259	7,554
Accrued expenses and other payables	33,835	35,429
Accrued pension costs	4,535	5,586
Taxes payable	7,580	11,557
Amounts due to shareholders/directors	358	380
Current deferred tax liabilities	177	189
Total current liabilities	291,722	324,515
Long-term liabilities:
Advances payable	1,960	6,156
Non-current deferred tax liabilities	280	321
Total liabilities	$293,962	$330,992

Commitments and Contingencies (See Note 29)

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued – 32,338,302 and 32,338,302 shares as of September 30, 2015 and December 31, 2014, respectively	$3	$3
Additional paid-in capital	64,522	64,522
Retained earnings-
Appropriated	10,349	10,178
Unappropriated	199,720	179,435
Accumulated other comprehensive income	24,396	36,119
Treasury stock – 217,283 and 217,283 shares as of September 30, 2015 and December 31, 2014, respectively	(1,000)	(1,000)
Total parent company stockholders' equity	297,990	289,257
Non-controlling interests	7,945	8,912
Total stockholders' equity	305,935	298,169
Total liabilities and stockholders' equity	$599,897	$629,161

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$20,400	$29,923
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Stock-based compensation	-	193
Depreciation and amortization	11,509	11,592
Increase (decrease) in allowance for doubtful accounts	(124)	177
Inventory write downs	1,522	2,531
Deferred income taxes	(1,180)	(907)
Equity in earnings of affiliated companies	(236)	(182)
Loss (gain) on disposal of fixed assets	2	(7,500)
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged deposits	2,696	1,953
Accounts and notes receivable	19,801	(19,173)
Advance payments and others	(1,741)	328
Inventories	(6,723)	(17,449)
Increase (decrease) in:
Accounts and notes payable	(17,021)	2,363
Customer deposits	(381)	1,313
Accrued payroll and related costs	(1,068)	(423)
Accrued expenses and other payables	1109	597
Accrued pension costs	(842)	1,460
Taxes payable	(3,671)	1,257
Advances payable	-	8
Net cash provided by operating activities	24,052	8,061
Cash flows from investing activities:
Increase in other receivables	(1,965)	(347)
Cash received from property, plant and equipment sales	573	6,994
Payments to acquire property, plant and equipment	(24,077)	(11,317)
Payments to acquire intangible assets	(947)	(252)
Purchase of short-term investments	(12,264)	(46,192)
Proceeds from maturities of short-term investments	25,038	38,115
Acquisition of Fujian Qiaolong, net of cash acquired	-	(2,976)
Investment under cost method	(1,636)	-
Net cash used in investing activities	(15,278)	(15,975)
Cash flows from financing activities:
Proceeds from government and bank loan	11,420	15,836
Repayments of bank loan	(8,685)	(9,590)
Dividends paid to the non-controlling interest holders	(1,121)	(6,048)
Dividends paid to the holders of the Company’s common stock	-	(4,291)
Increase (decrease) in amounts due to shareholders/directors	(252)	69
Net cash provided by (used in) financing activities	1,362	(4,024)
Effects of exchange rates on cash and cash equivalents	(2,577)	(472)
Net increase (decrease) in cash and cash equivalents	7,559	(12,410)
Cash and cash equivalents at beginning of period	68,505	53,979
Cash and cash equivalents at end of period	$76,064	$41,569

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest	$1,477	$893
Cash paid for income taxes	7,554	3,459

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Nine Months Ended September 30,
	2015	2014
Advance payments for acquiring property, plant and equipment	$8,456	$6,303
Dividends payable to non-controlling interest holders	318	4,063
Accounts payable for acquiring property, plant and equipment	292	-
Non-controlling interests arising as a result of acquisition of Fujian Qiaolong	-	2,793
Payables for the acquisition of non-controlling interests in Henglong and Jiulong	-	37,314
Accounts receivable for the sale of land use rights	-	1,890
Dividends payable to the Company’s shareholders	-	757
Dividends receivable from joint venture company	-	508

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Nine Months Ended September 30, 2015 and 2014

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

The Company owns the following aggregate net interests in the entities established in the People's Republic of China, the “PRC,” and Brazil as of September 30, 2015 and December 31, 2014.

	Percentage Interest
Name of Entity	September 30, 2015	December 31, 2014
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd, “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	100.00%	100.00%
Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong” [9]	50.00%	50.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [10]	70.00%	70.00%
CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong” [11]	80.00%	80.00%
Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong” [12]	51.00%	51.00%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [13]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [14]	100.00%	-

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

5.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products. The registered capital of the Testing Center was RMB30.0 million, equivalent to approximately $4.4 million.

9.	Beijing Henglong was established in 2010 and mainly engages in the design, development and manufacture of both hydraulic and electric power steering systems and parts. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for by the equity accounting method.

10.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

11.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil.

12.	In the second quarter of 2014, the Company acquired a 51.0% ownership interest in Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong”, a special purpose vehicle manufacturer and dealer with automobile repacking qualifications, based in Fujian, China. Fujian Qiaolong mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles.

13.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China. The registered capital of Wuhan Chuguanjie is RMB30.0 million, equivalent to approximately $4.9 million. Jielong has completed the capital injection of RMB30.0 million, equivalent to approximately $4.9 million.

14.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics. The registered capital of Shanghai Henglong was RMB3.0 million, equivalent to approximately $0.5 million. Hubei Henglong has completed the capital injection of RMB3.0 million, equivalent to approximately $0.5 million.

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

The results of operations for the three months and nine months ended September 30, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2015.

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

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" (“ASU 2015-11”) which applies to inventory that is measured using the first-in, first-out ("FIFO") or average cost method. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using the last-in, first-out ("LIFO") method. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company expects that the adoption of this guidance will not have a material effect on its financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” Under this ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation or amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. This standard is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016. Early adoption is permitted as of annual reporting periods beginning after December 15, 2015, including interim reporting periods within those annual periods. The Company expects that the adoption of this guidance will not have a material effect on its financial statements.

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

As of September 30, 2015, the Company had pledged short-term investments of RMB33.0 million, equivalent to approximately $5.4 million, and RMB 15.0 million, equivalent to approximately $2.4 million, respectively, to secure loans under the credit facility issued by HSBC Bank (China) Company Limited Hong Kong branch, “HSBC HK” (see Note 14), and notes payable under Hubei Bank, and the use of the pledged short-term investments is restricted.

6.	Accounts and notes receivable, net

The Company’s accounts and notes receivable as of September 30, 2015 and December 31, 2014 are summarized as follows (figures are in thousands of USD):

	September 30, 2015	December 31, 2014
Accounts receivable - unrelated parties (1)	$117,129	$137,165
Notes receivable - unrelated parties (2) (3)	126,615	146,597
Total accounts and notes receivable- unrelated parties	243,744	283,762
Less: allowance for doubtful accounts - unrelated parties	(1,234)	(1,414)
Accounts and notes receivable, net - unrelated parties	242,510	282,348
Accounts and notes receivable, net - related parties	31,423	22,760
Accounts and notes receivable, net	$273,933	$305,108

(1)	As of September 30, 2015 and December 31, 2014, the Company has pledged $33.0 million and $34.3 million, respectively, of accounts receivable as security for its comprehensive credit facilities with banks in China.

(2)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

(3)

As of September 30, 2015, Henglong collateralized its notes receivable in an amount of RMB232.6 million, equivalent to approximately $36.6 million, including RMB207.1 million, equivalent to approximately $32.6 million, as security in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 14) which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau”, and RMB25.5 million, equivalent to approximately $4.0 million, as security in favor of the Chinese government for the low-interest government loan (See Note 14).

As of December 31, 2014, Henglong collateralized its notes receivable in an amount of RMB232.5 million, equivalent to approximately $38.0 million, as security for the credit facilities with banks in China and the Chinese government, including RMB201.8 million, equivalent to approximately $33.0 million, in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau,” and RMB30.7 million, equivalent to approximately $5.0 million, in favor of the Chinese government as security for the low-interest government loan.

7.	Payment to customer

In the first quarter of 2015, the Company made a $2.4 million payment to a customer for new product testing services provided by the customer. As the Company cannot reasonably demonstrate that such payment amount represents the fair value of the services provided by its customer, the payment was recorded as a reduction of net sales in accordance with U.S. GAAP.

8.	Inventories

The Company’s inventories as of September 30, 2015 and December 31, 2014 consisted of the following (figures are in thousands of USD):

	September 30, 2015	December 31, 2014
Raw materials	$15,060	$15,842
Work in process	13,468	11,849
Finished goods	38,539	36,728
Total	$67,067	$64,419

Provision for inventories amounted to $1.5 million and $2.5 million for the nine months ended September 30, 2015 and 2014, respectively.

9.	Other receivables, net

The Company’s other receivables as of September 30, 2015 and December 31, 2014 are summarized as follows (figures are in thousands of USD):

	September 30, 2015	December 31, 2014
Other receivables - unrelated parties (1)	$1,400	$707
Other receivables - employee housing loans (2)	2,249	990
Less: allowance for doubtful accounts- unrelated parties	(64)	(78)
Other receivables, net - unrelated parties	$3,585	$1,619

	September 30, 2015	December 31, 2014
Other receivables - related parties (1)	$643	$725
Less: allowance for doubtful accounts- related parties	(640)	(649)
Other receivables, net - related parties	$3	$76

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.

(2)	On May 28, 2014, the board of directors of the Company approved a loan program under which the Company will lend an aggregate of up to RMB50.0 million, equivalent to approximately $8.1 million, to the employees of the Company to assist them in purchasing houses. Employees are required to pay interest at an annual rate of 5.4%. The term of the loans is generally five years.

10.	Long-term investments

As of September 30, 2015 and December 31, 2014, the Company’s balance of long-term investment was $6.2 million and $4.6 million, respectively. For the long-term investments in which the Company has significant influence but no controlling power, such investments were accounted for using the equity method; for long-term investments in which the Company has no significant influence and such investments have no readily determinable fair values, such investments were accounted for using the cost method.

The Company’s share of net assets and net income is reported as “long-term investment” on the condensed unaudited consolidated balance sheets and “equity in earnings of affiliated companies” on the condensed unaudited consolidated statements of operations and comprehensive income. The Company’s condensed unaudited consolidated financial statements reflect the equity earnings of non-consolidated affiliates of $0.3 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.

11.	Property, plant and equipment, net

The Company’s property, plant and equipment as of September 30, 2015 and December 31, 2014 are summarized as follows (figures are in thousands of USD):

	September 30, 2015	December 31, 2014
Land use rights and buildings	$52,538	$48,956
Machinery and equipment	116,759	119,597
Electronic equipment	7,693	7,706
Motor vehicles	4,686	4,609
Construction in progress	4,611	5,463
Total amount of property, plant and equipment (1)	186,287	186,331
Less: Accumulated depreciation (2)	(110,275)	(103,865)
Total amount of property, plant and equipment, net (3)	$76,012	$82,466

(1)	Through the acquisition of Fujian Qiaolong in the second quarter of 2014, the Company acquired $3.7 million of property, plant and equipment, consisting of $3.4 million of land use rights and buildings, $0.2 million of machinery and equipment, and $0.1 million of motor vehicles, which are depreciated over a weighted average life of 43.0 years, 3.5 years, and 3.1 years, respectively.

(2)	Depreciation charges were $3.4 million and $3.7 million for the three months ended September 30, 2015 and 2014, respectively, and $11.0 million and $11.4 million for the nine months ended September 30, 2015 and 2014, respectively.

(3)	As of September 30, 2015 and December 31, 2014, the Company had pledged property, plant and equipment with net book value of $41.0 million and $45.5 million, respectively, for its comprehensive credit facilities with banks in China.

(4)	During the nine months ended September 30, 2015, $1.6 million of government subsidies were recorded as a reduction of the cost of property, plant and equipment.

12.	Intangible assets

The Company’s intangible assets as of September 30, 2015 and December 31, 2014 are summarized as follows (figures are in thousands of USD):

	September 30, 2015	December 31, 2014
Costs:
Patent technology	$4,536	$4,887
Management software license	1,015	932
Total intangible assets (1)	5,551	5,819
Less: Amortization (2)	(2,578)	(2,400)
Total intangible assets, net	$2,973	$3,419

(1)	Through the acquisition of Fujian Qiaolong in the second quarter of 2014, the Company acquired $0.9 million of intangible assets, consisting of $0.9 million of patent technology and $nil of management software licenses, which are amortized over a weighted average life of 4.7 years and 1.1 years, respectively.

(2)	Amortization expenses were $0.2 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.5 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.

13.	Deferred income tax assets

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

The components of estimated deferred income tax assets as of September 30, 2015 and December 31, 2014 are as follows (figures are in thousands of USD):

	September 30, 2015	December 31, 2014

Losses carry forward (U.S.) (1)	$6,877	$7,014
Losses carry forward (Non-US) (1)	2,781	2,000
Product warranties and other reserves	4,505	4,531
Property, plant and equipment	4,623	4,684
Share-based compensation	266	266
Bonus accrual	476	372
Other accruals	1,053	1,319
Others	1,397	1,496
Total deferred tax assets	21,978	21,682
Less: taxable temporary difference related to revenue recognition	(187)	(472)
Total deferred tax assets, net	21,791	21,210
Less: Valuation allowance	(9,159)	(9,236)
Total deferred tax assets, net of valuation allowance (2)	$12,632	$11,974

(1)	The net operating losses carry forward for the U.S. entities for income tax purposes are available to reduce future years' taxable income. These losses will expire, if not utilized, in 20 years. Net operating losses carry forward for China entities can be carried forward for 5 years to offset taxable income. However, as of September 30, 2015, the valuation allowance was $9.2 million, including $7.1 million allowance for the Company’s deferred tax assets in the United States and $2.1 million allowance for the Company’s non-U.S. deferred tax assets in China. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the deferred tax assets in China, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

(2)	Approximately $5.4 million and $4.9 million of net deferred income tax asset as of September 30, 2015 and December 31, 2014, respectively, are included in non-current deferred tax assets in the accompanying condensed unaudited consolidated balance sheets. The remaining $7.2 million and $7.1 million of net deferred income tax assets as of September 30, 2015 and December 31, 2014, respectively, are included in current deferred tax assets.

14.	Bank and government loans

Loans consist of the following as of September 30, 2015 and December 31, 2014 (figures are in thousands of USD):

	September 30, 2015	December 31, 2014
Short-term bank loan (1)	$6,052	$4,085
Short-term bank loan (2) (3)	35,000	35,000
Short-term government loan (4)	3,930	4,903
Bank and government loans	$44,982	$43,988

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year (See Note 11). As of September 30, 2015 and December 31, 2014, the weighted average interest rate was 7.0% and 6.5% per annum, respectively. Interest is paid on the twentieth day of each month or quarter, as applicable, and the principal repayment is at maturity.

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

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB207.1 million, equivalent to approximately $32.6 million. The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013.

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

On May 8, 2015, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2016. The interest rate of the Credit Facility under the extended term is revised as the three-month LIBOR plus 1.40% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged. As of September 30, 2015, the interest rate of the Credit Facility was 1.73% per annum.

(3)	On July 16, 2014, Great Genesis entered into a credit facility agreement with HSBC HK to obtain a non-revolving credit facility in the amount of $5.0 million, the “HSBC Credit Facility”. The HSBC Credit Facility expired on July 1, 2015, and had an annual interest rate of 1.7%. Interest was paid on the twentieth day of each month and the principal repayment was at maturity. As security for the HSBC Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide HSBC HK with the Standby Letter of Credit for a total amount of not less than $5.4 million if the HSBC Credit Facility was fully drawn.

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

On October 6, 2015, HSBC HK agreed to extend the maturity date of the Credit Facility to July 1, 2016. The interest rate of the Credit Facility under the extended term is revised as 1.5% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remained unchanged.

(4)	On March 31, 2015, the Company received a Chinese government loan of RMB25.0 million, equivalent to approximately $4.1 million, with an interest rate of 2.5% per annum. The government loan will mature on April 20, 2016. Henglong pledged RMB25.3 million, equivalent to approximately $4.1 million, of notes receivable as security for such Chinese government loan (See Note 6).

15.	Accounts and notes payable

The Company’s accounts and notes payable as of September 30, 2015 and December 31, 2014 are summarized as follows (figures are in thousands of USD):

	September 30, 2015	December 31, 2014
Accounts payable - unrelated parties	$112,791	$132,389
Notes payable - unrelated parties (1)	73,495	80,701
Total accounts and notes payable - unrelated parties	186,286	213,090
Total accounts and notes payable - related parties	6,233	4,857
Total accounts and notes payable	$192,519	$217,947

(1)	Notes payable represent accounts payable in the form of bills of exchange whose acceptances are guaranteed and settlements are handled by banks. The Company has pledged cash deposits, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

16.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of September 30, 2015 and December 31, 2014 are summarized as follows (figures are in thousands of USD):

	September 30, 2015	December 31, 2014
Accrued expenses	$7,353	$6,988
Accrued interest	69	121
Other payables	1,612	1,735
Dividends payable to common shareholders (1)	508	757
Dividends payable to non-controlling interests (2)	-	817
Warranty reserves (3)	24,293	25,011
Total	$33,835	$35,429

(1)	On May 27, 2014, the Company announced the payment of a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014. As of September 30, 2015, dividends payable of $0.5 million remained unpaid.

(2)	In accordance with the resolution of the board of directors of Shenyang, in March 2015, Shenyang declared a dividend amounting to $1.1 million to its shareholders, of which $0.3 million was payable to the holder of the non-controlling interests. As of September 30, 2015, all of the dividends have been paid to the holder of the non-controlling interests.

(3)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the nine months ended September 30, 2015 and 2014, and for the year ended December 31, 2014, the warranties activities were as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2015	2014	2014
Balance at beginning of the period	$25,011	$22,104	$22,104
Additions during the period	6,779	8,333	12,341
Settlement within period, by cash or actual materials	(6,543)	(5,816)	(9,354)
Foreign currency translation loss	(954)	(200)	(80)
Balance at end of the period	$24,293	$24,421	$25,011

17.	Taxes payable

The Company’s taxes payable as of September 30, 2015 and December 31, 2014 are summarized as follows (figures are in thousands of USD):

	September 30, 2015	December 31, 2014
Value-added tax payable	$5,146	$6,393
Income tax payable	2,122	4,537
Other tax payable	312	627
Total	$7,580	$11,557

18.	Advances payable

As of September 30, 2015 and December 31, 2014, advances payable by the Company were $2.0 million and $6.2 million, respectively.

The amounts are special subsidies made by the Chinese government to the Company to offset the costs and charges related to the improvement of production capacities and improvement of the quality of products. For the government subsidies with no further conditions to be met, the amounts are recorded as other income when received; for the amounts with certain operating conditions, the government subsidies are recorded as advances payable when received and will be recorded as a deduction of related expenses and cost of acquired assets when the conditions are met.

The balances are unsecured, interest-free and will be repayable to the Chinese government if the usage of such advance does not continue to qualify for the subsidy.

19.	Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the nine months ended September 30, 2015 and 2014, and the year ended December 31, 2014 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2015	2014	2014
Balance at beginning of the period	$64,522	$39,565	$39,565
Return of common shareholders’ investment cost (1)	-	(5,047)	(5,047)
Acquisition of the non-controlling interests in Henglong and Jiulong (2)	-	(7,502)	(7,502)
Issuance of common stock in exchange for the non-controlling interests in Henglong and Jiulong (2)	-	-	37,313
Share-based compensation (3)	-	193	193
Balance at end of the period	$64,522	$27,209	$64,522

(1)	On May 27, 2014, the Company announced a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014. As China Automotive Systems, the parent company, had an accumulated deficit position as of the date of the dividend declaration, the dividends distributed to the Company’s common shareholders described above are treated as a return of common shareholders’ investment cost.

(2)	On August 11, 2014, the Company entered into the Exchange Agreement with Jiulong Machinery Electricity, under which the Company issued 3,260,000 and 818,000 of its common shares in consideration for the acquisition of the 20% and 19% equity interests in Henglong and Jiulong, respectively, held by Jiulong Machinery Electricity. On September 26, 2014, the Company obtained the 20% and 19% equity interests in Henglong and Jiulong, respectively, and completed its share registrations with the local government administrative bureau. The Company owned 100% of the equity interests in both Henglong and Jiulong as of September 30, 2014. The Company’s acquisitions of the non-controlling interests were accounted for as equity transactions in the year ended December 31, 2014. The total carrying value for the non-controlling interests in both Henglong and Jiulong was $34.5 million, including the accumulated other comprehensive income of $4.7 million related to the noncontrolling interests acquired and other non-controlling interests of $29.8 million. Therefore, the total carrying value of $34.5 million for the non-controlling interests acquired was reclassified from non-controlling interests to the controlling interest’s equity as of September 30, 2014. On October 13, 2014, the Company completed its issuance of 4,078,000 common shares to nominee holders designated by Jiulong Machinery Electricity. The fair market value of the Company’s common stock issued was $37.3 million or $9.15 per share, which was determined on the issuance date of the common shares. The difference between the fair market value of $37.3 million for the Company’s common shares issued and the carrying value of $34.5 million for the non-controlling interest acquired of $2.8 million was recorded as a reduction of additional paid-in capital. Additional paid-in capital of the Company was also decreased by $4.7 million and the accumulated other comprehensive income attributable to Henglong and Jiulong was increased by a corresponding amount.

(3)	On September 16, 2014, the Company granted 22,500 stock options to the Company’s independent directors, with the exercise price equal to the closing price of the Company’s common stock traded on NASDAQ on the date of grant. The fair value of stock options was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instruments. The dividend yield assumption is based on historical patterns and future expectations for the Company’s dividends.

Assumptions used to estimate the fair value of stock options on the grant dates are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield

September 16, 2014	120.6%	1.78%	5	0.00%

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

The Company’s activities in respect of the amounts of appropriated retained earnings for the nine months ended September 30, 2015 and 2014, and the year ended December 31, 2014 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2015	2014	2014
Balance at beginning of the period	$10,178	$10,048	$10,048
Appropriation of retained earnings	171	130	130
Balance at end of the period	$10,349	$10,178	$10,178

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the nine months ended September 30, 2015 and 2014, and the year ended December 31, 2014 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2015	2014	2014
Balance at beginning of the period	$179,435	$146,023	$146,023
Net income attributable to parent company	20,456	24,514	33,542
Appropriation of retained earnings	(171)	(130)	(130)
Balance at end of the period	$199,720	$170,407	$179,435

21.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of the accumulated other comprehensive income for the nine months ended September 30, 2015 and 2014, and the year ended December 31, 2014 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2015	2014	2014
Balance at beginning of the period	$36,119	$32,061	$32,061
Other comprehensive income related to the non-controlling interests acquired by the Company (See Note 19)	-	4,743	4,743
Foreign currency translation adjustment attributable to parent company	(11,723)	(2,010)	(685)
Balance at end of the period	$24,396	$34,794	$36,119

22.	Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the nine months ended September 30, 2015 and 2014, and the year ended December 31, 2014 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2015	2014	2014
Balance at beginning of the period	$8,912	$45,071	$45,071
Fair value of the non-controlling interests arising from the acquisition of Fujian Qiaolong (1)	-	2,793	2,793
Acquisition of the non-controlling interests in Henglong and Jiulong (See Note 19)	-	(29,812)	(29,812)
Other comprehensive income related to the non-controlling interests acquired by the Company (See Note 19)	-	(4,743)	(4,743)
Income attributable to non-controlling interests	(56)	5,409	6,052
Dividends declared to the non-controlling interest holders of joint-venture companies (See Note 16)	(318)	(10,077)	(10,077)
Foreign currency translation adjustment attributable to non-controlling interests	(593)	(403)	(372)
Balance at end of the period	$7,945	$8,238	$8,912

(1)	In the second quarter of 2014, the Company acquired a 51.0% equity interest in Fujian Qiaolong (See Note 3). The fair value of the non-controlling interest of Fujian Qiaolong is $2.8 million.

23.	Gain on other sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights, and scraps. For the nine months ended September 30, 2015, gain on other sales amounted to $3.2 million as compared to $10.3 million for the nine months ended September 30, 2014, representing a decrease of $7.1 million. In the second quarter of 2014, the Company sold the remaining land use rights and recognized a gain of $7.5 million, which represented the difference between the selling price of $8.4 million and the net book value of the land use rights of $0.9 million. There was no such gain in the same period in 2015.

24.	Financial income, net

During the three months and nine months ended September 30, 2015 and 2014, the Company recorded financial income, net which is summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,
	2015	2014

Interest income	$873	$1,404
Foreign exchange loss, net	(172)	(63)
Gain of cash discount, net	13	3
Bank fees	(158)	(204)
Total financial income, net	$556	$1,140

	Nine Months Ended September 30,
	2015	2014

Interest income	$2,259	$2,657
Foreign exchange gain (loss), net	205	(62)
Gain of cash discount, net	41	65
Bank fees	(487)	(510)
Total financial income, net	$2,018	$2,150

25.	Income tax rate

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

According to PRC tax regulation, the Company should withhold income taxes for the profits distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profits that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. As of September 30, 2015, the Company has recognized deferred tax liabilities of $0.17 million for the remaining undistributed profits to Genesis of $3.4 million. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries permanently. As of September 30, 2015 and December 31, 2014, the Company still has undistributed earnings of approximately $201.1 million and $188.3 million, respectively, from investment in the PRC subsidiaries that are considered permanently reinvested. Had the undistributed earnings been distributed to Genesis and not permanently reinvested, the tax provision as of September 30, 2015 and December 31, 2014 of approximately $10.1 million and $9.4 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

In 2014, Jiulong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% from 2014 to 2016.

In 2014, Henglong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% from 2014 to 2016.

In 2009, Shenyang was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2009, 2010 and 2011. In 2012, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, it continued to be taxed at the 15% tax rate in 2012, 2013 and 2014. In 2015, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017.

In 2012, Wuhu was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2013 and 2014. In 2015, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2015 and 2016.

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

Chongqing Henglong was established in 2012. According to the New CIT, Chongqing Henglong is subject to income tax at a uniform rate of 25%. No provision for Chongqing Henglong is made as it had no assessable income for the three months and nine months ended September 30, 2015 and 2014.

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million, equivalent to approximately BRL 0.24 million. The Company had no assessable income in Brazil for the three months and nine months ended September 30, 2015 and 2014.

Fujian Qiaolong was acquired in the second quarter of 2014. In November 2011, Fujian Qiaolong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2011, 2012 and 2013. In 2014, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, it will continue to be taxed at the 15% tax rate in 2014, 2015 and 2016. No provision for Fujian Qiaolong is made as it had no assessable income for the three months and nine months ended September 30, 2015.

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the three months and nine months ended September 30, 2015 and 2014.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made for the Company as the Company had no assessable income in the United States for the three months and nine months ended September 30, 2015 and 2014.

The Company’s effective tax rate was 18.1% and 16.6% for the three months and nine months ended September 30, 2015, respectively, compared with 14.9% and 17.9% for the three months and nine months ended September 30, 2014, respectively.

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

The calculation of basic and diluted income per share attributable to the parent company for the three months ended September 30, 2015 and 2014, was (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended September 30,
	2015	2014
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$4,288	$6,733
Denominator:
Weighted average shares outstanding	32,121,019	28,043,019
Dilutive effects of stock options	13,820	20,642
Denominator for dilutive income per share – Diluted	32,134,839	28,063,661

Net income per share attributable to parent company’s common shareholders – Basic	$0.13	$0.24
Net income per share attributable to parent company’s common shareholders – Diluted	$0.13	$0.24

As of September 30, 2015 and 2014, the exercise prices for 60,000 shares and 60,000 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the three months ended September 30, 2015 and 2014, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

The calculation of basic and diluted income per share attributable to the parent company for the nine months ended September 30, 2015 and 2014, were (figures are in thousands of USD , except share and per share amounts):

	Nine Months Ended
	September 30,
	2015	2014
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$20,456	$24,514
Denominator:
Weighted average shares outstanding	32,121,019	28,043,019
Dilutive effects of stock options	14,984	20,827
Denominator for dilutive income per share – Diluted	32,136,003	28,063,846

Net income per share attributable to parent company’s common shareholders – Basic	$0.64	$0.87
Net income per share attributable to parent company’s common shareholders – Diluted	$0.64	$0.87

As of September 30, 2015 and 2014, the exercise prices for 60,000 shares and 60,000 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the nine months ended September 30, 2015 and 2014, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

During the nine months ended September 30, 2015, the Company’s ten largest customers accounted for 69.6% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales, i.e., 13.4%. As of September 30, 2015, approximately 6.9% of accounts receivable were from trade transactions with the aforementioned one customer, and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

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

28.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended September 30,
	2015	2014
Merchandise sold to related parties	$8,137	$11,890
Rental income obtained from related parties	48	199
Materials and others sold to related parties	418	657
Total	$8,603	$12,746

	Nine Months Ended September 30,
	2015	2014
Merchandise sold to related parties	$28,076	$38,627
Rental income obtained from related parties	104	199
Materials and others sold to related parties	1,411	657
Total	$29,591	$39,483

Related purchases

	Three Months Ended September 30,
	2015	2014
Materials purchased from related parties	$5,721	$6,069
Technology purchased from related parties	145	114
Equipment purchased from related parties	1,386	1,274
Others purchased from related parties	106	-
Total	$7,358	$7,457

	Nine Months Ended September 30,
	2015	2014
Materials purchased from related parties	$18,359	$20,721
Technology purchased from related parties	292	278
Equipment purchased from related parties	4,456	2,528
Others purchased from related parties	460	-
Total	$23,567	$23,527

Related receivables

	September 30, 2015	December 31, 2014
Accounts and notes receivable from related parties	$31,423	$22,760
Other receivables from related parties	3	76
Total	$31,426	$22,836

Related advances

	September 30, 2015	December 31, 2014
Advance equipment payment to related parties	$6,185	$2,085
Advance payments and others to related parties	812	741
Total	$6,997	$2,826

Related payables

	September 30, 2015	December 31, 2014
Accounts and notes payable	$6,233	$4,857

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

Related parties pledged certain land use rights and buildings as security for the Company’s credit facilities provided by banks.

As of November 12, 2015, Hanlin Chen, the Company’s Chairman, owns 55.6% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of September 30, 2015 (figures are in thousands of USD):

	Payment obligations by period
	2015 (1)	2016	2017	2018	Thereafter	Total
Obligations for investment contracts (2)	-	$3,256	$2,442	$-	$-	$5,698
Obligations for purchasing and service agreements	23,388	1,859	397	-	-	25,644
Total	$23,388	$5,115	$2,839	$-	$-	$31,342

(1)	Remaining 3 months in 2015.

(2)	Capital Commitment to the Venture Fund

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

As of September 30, 2015 and December 31, 2014, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of September 30, 2015, the Company had 13 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other eight sectors were engaged in the production and sale of sensor modular (USAI), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), commercial vehicle repacking and sales (Fujian Qiaolong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), and design and sales of automobile electronics (Shanghai Henglong). Since the revenues, net income and net assets of these eight sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the condensed unaudited consolidated financial statements, the Company incorporated these eight sectors into “Other Sectors.”

As of September 30, 2014, the Company had 10 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other five sectors were engaged in the production and sale of sensor modular (USAI), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong) and trade (Brazil Henglong). Since the revenues, net income and net assets of these five sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the condensed unaudited consolidated financial statements, the Company incorporated these five sectors into “Other Sectors.”

The Company’s product sector information for the three months and nine months ended September 30, 2015 and 2014, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income (Loss)
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Henglong	$53,932	$60,902	$2,866	$5,127
Jiulong	16,183	15,964	154	168
Shenyang	7,516	8,988	609	998
Wuhu	3,925	5,941	(110)	(88)
Hubei Henglong	13,818	14,425	1,737	1,110
Other Sectors	8,656	9,887	(260)	252
Total Segments	104,030	116,107	4,996	7,567
Corporate	-	-	(996)	231
Eliminations	(13,185)	(14,372)	381	228
Total	$90,845	$101,735	$4,381	$8,026

	Net Product Sales		Net Income (Loss)
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Henglong	$206,061	$203,987	$15,768	$22,660
Jiulong	53,251	57,753	75	1,750
Shenyang	24,056	32,928	1,418	1,760
Wuhu	16,096	18,345	(181)	(167)
Hubei Henglong	44,463	41,708	5,594	44,512(1)
Other Sectors	27,433	30,210	(1,021)	1,246
Total Segments	371,360	384,931	21,653	71,761
Corporate	-	-	(1,538)	(1,792)
Eliminations	(47,905)	(53,414)	285	(40,046)
Total	$323,455	$331,517	$20,400	$29,923

(1)	$ 40.3 million included in the balance of $ 44.5 million was income from the investment in Henglong in 2014, which has been eliminated at the consolidation level.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

In the second quarter of 2014, the Company acquired a 51.0% equity interest in Fujian Qiaolong. Pursuant to ASC Topic 805, the results of Fujian Qiaolong have been included since the date of acquisition and are reflected in the condensed unaudited consolidated statements of operations and comprehensive income for the three months ended September 30, 2015, and under “Other Sectors” in the Company’s segment reporting. Please refer to Note 3 to the condensed unaudited consolidated financial statements in this Report.

Results of Operations—Three Months Ended September 30, 2015 and 2014

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2015	2014	Change		2015	2014	Change
Henglong	$53,932	$60,902	(6,970)	-11.4%	$46,126	$49,218	$(3,092)	-6.3%
Jiulong	16,183	15,964	219	1.4	14,750	13,953	797	5.7
Shenyang	7,516	8,988	(1,472)	-16.4	6,199	7,124	(925)	-13.0
Wuhu	3,925	5,941	(2,016)	-33.9	3,649	5,388	(1,739)	-32.3
Hubei Henglong	13,818	14,425	(607)	-4.2	10,848	11,989	(1,141)	-9.5
Other Sectors	8,656	9,887	(1,231)	-12.5	6,751	8,080	(1,329)	-16.4
Total Segments	104,030	116,107	(12,077)	-10.4	88,323	95,752	(7,429)	-7.8
Elimination	(13,185)	(14,372)	1,187	-8.3	(13,390)	(14,600)	1,210	-8.3
Total	$90,845	$101,735	$(10,890)	-10.7%	$74,933	$81,152	$(6,219)	-7.7%

Net Product Sales

Net product sales were $90.8 million for the three months ended September 30, 2015, compared to $101.7 million for the same period in 2014, representing a decrease of $10.9 million, or 10.7%. The decrease was mainly due to the economic slowdown in China. The year-over-year GDP growth rate was 6.9% for the third quarter of 2015, which was the lowest rate since 2009. As the major part of the Company’s business is in China, the slower economy in China led to decreased vehicle sales, which correspondingly led to a decreased sales volume of the Company as an auto parts supplier. The product mix change also caused a decline in the Company’s net product sales. With more passenger vehicles installing electronic power steering (EPS), the share of hydraulic power steering gears, the Company’s traditional products, is shrinking. Though the Company’s sales of EPS increased substantially, they only partially offset the decline in sales of hydraulic power steering gears due to the low percentage of EPS in the product mix.

Net sales of traditional hydraulic power steering products were $44.7 million for the three months ended September 30, 2015, compared to $66.8 million for the same period in 2014, representing a decrease of $22.1 million, or 33.1%. Net sales of EPS were $20.3 million for the three months ended September 30, 2015, compared to $9.1 million for the same period in 2014, representing an increase of $11.2 million, or 123.1%. As a percentage of net sales, sales of EPS were 22.4% for the three months ended September 30, 2015, compared to 8.9% for the same period in 2014.

The depreciation of the RMB against the U.S. dollar in the third quarter of 2015 also caused a decrease in net sales as more than 80% of the Company’s business is conducted in China.

In summary, the Company had a decrease in sales volume leading to a sales decrease of $6.0 million, a decrease in selling price of steering gears leading to a sales decrease of $2.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales decrease of $2.3 million.

Further analysis by segment (before elimination) is as follows:

•	Net product sales for Henglong were $53.9 million for the three months ended September 30, 2015, compared with $60.9 million for the three months ended September 30, 2014, representing a decrease of $7.0 million, or 11.4%, which was mainly due to the decrease in sales of hydraulic power steering gears, partially offset by the increase in sales of EPS. A decrease in sales volume led to a sales decrease of $5.6 million, a decrease in selling price led to a sales decrease of $0.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.2 million.

•	Net product sales for Jiulong were $16.2 million for the three months ended September 30, 2015, consistent with $16.0 million for the three months ended September 30, 2014. An increase in sales volume led to a sales increase of $0.9 million, a decrease in selling price led to a sales decrease of $0.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.2 million.

•	Net product sales for Shenyang were $7.5 million for the three months ended September 30, 2015, compared to $9.0 million for the same period in 2014, representing a decrease of $1.5 million, or 16.4%. The products of Shenyang are mainly sold to Shenyang Brilliance Jinbei Automobile Co., LTD, “Jinbei”, which increasingly uses EPS on its passenger vehicles, while Shenyang mainly engages in the production and sales of hydraulic power steering gears for passenger vehicles, so the sales volumes of Shenyang decreased accordingly. A decrease in sales volumes led to a sales decrease of $0.5 million, a decrease in selling price led to a sales decrease of $0.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.2 million.

•	Net product sales for Wuhu were $3.9 million for the three months ended September 30, 2015, compared to $5.9 million for the same period in 2014, representing a decrease of $2.0 million, or 33.9%. The products of Wuhu are mainly sold to Chery Automobile Co., Ltd., “Chery”. Sales volumes of Chery have decreased continuously since 2012. Therefore, Wuhu’s ability to increase its sales is limited. A decrease in sales volumes led to a sales decrease of $2.0 million, an increase in selling price led to a sales increase of $0.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.1 million.

•	Net product sales for Hubei Henglong were $13.8 million for the three months ended September 30, 2015, compared to $14.4 million for the same period in 2014, representing a decrease of $0.6 million, or 4.2%. An increase in sales volumes led to a sales increase of $0.3 million, a decrease in selling price led to a sales decrease of $0.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.2 million.

•	Net product sales for Other Sectors were $8.7 million for the three months ended September 30, 2015, compared to $9.9 million for the same period in 2014, representing a decrease of $1.2 million, or 12.5%, mainly due to a decrease of $2.0 million in the sales of Jielong (which engages in the production and sale of automotive steering columns) and an increase of $0.7 million in the sales of HLUSA (which engages in the marketing of automotive parts in North America).

Cost of Products Sold

For the three months ended September 30, 2015, the cost of products sold was $74.9 million, compared to $81.2 million for the same period of 2014, representing a decrease of $6.2 million, or 7.7%. The decrease in the cost of products sold was mainly due to the net effect of a net decrease in sales volumes which led to a cost of products sold decrease of $5.2 million, an increase in unit cost which led to a cost of products sold increase of $1.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which led to a cost of products sold decrease of $2.0 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $46.1 million for the three months ended September 30, 2015, compared to $49.2 million for the same period of 2014, representing a decrease of $3.1 million, or 6.3%. A decrease in sales volumes led to a cost of products sold decrease of $4.3 million, an increase in unit cost led to a cost of products sold increase of $2.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $0.9 million.

•	Cost of products sold for Jiulong was $14.8 million for the three months ended September 30, 2015, compared to $14.0 million for the same period of 2014, representing an increase of $0.8 million, or 5.7%. An increase in sales volumes led to a cost of products sold increase of $0.4 million, an increase in unit cost led to a cost of products sold increase of $0.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $0.2 million.

•	Cost of products sold for Shenyang was $6.2 million for the three months ended September 30, 2015, compared to $7.1 million for the same period of 2014, representing a decrease of $0.9 million, or 13.0%. The decrease in cost of products sold was mainly due to a decrease in sales volumes which led to a cost of products sold decrease of $0.2 million, a decrease in unit cost which led to a cost of products sold decrease of $0.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a cost of products sold decrease of $0.1 million.

•	Cost of products sold for Wuhu was $3.6 million for the three months ended September 30, 2015, compared to $5.4 million for the same period of 2014, representing a decrease of $1.7 million, or 32.3%. The decrease in cost of products sold was mainly due to a decrease in sales volumes which led to a cost of products sold decrease of $1.8 million, an increase in unit cost which led to a cost of products sold increase of $0.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which led to a cost of products sold decrease of $0.1 million.

•	Cost of products sold for Hubei Henglong was $10.8 million for the three months ended September 30, 2015, compared to $12.0 million for the same period of 2014, representing a decrease of $1.1 million, or 9.5%. The decrease in cost of products sold was mainly due to an increase in sales volumes which led to a cost of products sold increase of $0.1 million, a decrease in unit cost which led to a cost of products sold decrease of $1.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which led to a cost of products sold decrease of $0.1 million.

•	Cost of products sold for Other Sectors was $6.8 million for the three months ended September 30, 2015, compared to $8.1 million for the same period of 2014, representing a decrease of $1.3 million, or 16.4%. The decrease in sales volumes led to a cost of products sold decrease of $0.8 million, a decrease in unit cost led to a cost of products sold decrease of $0.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $0.1 million.

Gross margin was 17.5% for the three months ended September 30, 2015, compared to 20.2% in the same period of 2014, representing a decrease of 2.7%, mainly due to the product mix and the overall revenue decrease in 2015.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights, and scraps. For the three months ended September 30, 2015, gain on other sales amounted to $0.9 million as compared to $1.1 million for the three months ended September 30, 2014, representing a decrease of $0.3 million, which was mainly due to the decrease in sales volumes of materials.

Selling Expenses

Selling expenses were $3.3 million for the three months ended September 30, 2015, compared to $3.7 million for the same period of 2014, representing a decrease of $0.4 million, or 11.1%, mainly due to a decrease in transportation fees of $0.4 million and a decrease in marketing expenses of $0.1 million, offset by an increase in rental expense of $0.1 million,.

General and Administrative Expenses

General and administrative expenses were $3.1 million for the three months ended September 30, 2015, compared to $3.7 million for the same period of 2014, representing a decrease of $0.7 million, or 17.5%, mainly due to a decrease in salaries and wages cost of $0.2 million, a decrease in professional service fees of $0.2 million, a decrease in office facilities improvement expenses of $0.1 million and a decrease in entertainment expenses of $0.1 million.

Research and Development Expenses

Research and development expenses were $5.4 million for the three months ended September 30, 2015, consistent with $5.4 million for the three months ended September 30, 2014. The Company’s research and development expenses were mainly used for the development and trial production of EPS and other new products. Research and development expenditures have continued to be significant in the past three years.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. In the past three years, the Company has continued to purchase advanced manufacturing equipment for newly developed products, hiring senior technicians and actively seeking external technical support.

Income from Operations

Income from operations was $5.0 million for the three months ended September 30, 2015, compared to $8.8 million for the three months ended September 30, 2014, representing a decrease of $3.9 million, or 43.8%, including a decrease of $4.7 million in gross profit, a decrease of $0.3 million in gain on other sales and a decrease of $1.1 million in operating expenses.

Other Income, Net

Other income, net was $0.2 million for the three months ended September 30, 2015, compared to $0.1 million for the three months ended September 30, 2014, representing an increase of $0.1 million, or 95.6%, primarily resulting from increased government subsidies.

Interest expense

Interest expense was $0.5 million for the three months ended September 30, 2015, compared to $0.7 million for the three months ended September 30, 2014, representing a decrease of $0.2 million, or 31.2%, primarily due to the lower annual interest rate of the USD loan from ICBC Macau which was 1.7% during the three months ended September 30, 2015, while it was 2.8% in the same period of last year.

Financial Income, Net

Financial income, net, was $0.6 million for the three months ended September 30, 2015, compared to $1.1 million for the three months ended September 30, 2014, representing a decrease of $0.6 million, or 51.2%, which was mainly due to a decrease in interest income of $0.5 million.

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $5.2 million for the three months ended September 30, 2015, compared to $9.3 million for the three months ended September 30, 2014, representing a decrease of $4.1 million, or 44.0%, which was mainly due to a decrease in operating income of $3.8 million, an increase in other income of $0.1 million and a decrease in financial income, net of $0.4 million.

Income Taxes

Income tax expense was $1.0 million for the three months ended September 30, 2015, compared to $1.4 million of income tax expense for the three months ended September 30, 2014, representing a decrease of $0.4 million, or 31.9%, which was mainly due to decreases in income before income tax and the effective tax rate. The income before income tax decreased to $5.2 million for the three months ended September 30, 2015 from $9.3 million for the same period in 2014 and the effective tax rate increased to 18.1% from 14.9%, which was mainly due to an increase in income before tax of high effective tax rate subsidiaries and a decrease in income before tax of low effective tax rate subsidiaries.

Net Income

Net income was $4.4 million for the three months ended September 30, 2015, compared to net income of $8.0 million for the three months ended September 30, 2014, representing a decrease of $3.6 million, or 45.4%, which was mainly due to a decrease in income before income tax expenses and equity in earnings of affiliated companies of $4.1 million, offset by a decrease in income tax expenses of $0.5 million.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $0.1 million for the three months ended September 30, 2015, while net income attributable to non-controlling interests amounted to $1.3 million for the three months ended September 30, 2014.

The Company owns equity interests in eight non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted for under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of September 30, 2015 and 2014. The decrease in net income attributable to non-controlling interests was mainly due to the Company’s acquisition of the non-controlling interests of Henglong and Jiulong in September 2014.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $4.3 million for the three months ended September 30, 2015, compared to net income attributable to parent company’s common shareholders of $6.7 million for the three months ended September 30, 2014, representing a decrease of $2.4 million, or 36.3%, which was mainly due to a decrease in net income of $3.6 million and a decrease in net income attributable to non-controlling interests of $1.2 million.

Results of Operations—Nine Months Ended September 30, 2015 and 2014

In the second quarter of 2014, the Company acquired a 51.0% equity interest in Fujian Qiaolong. Pursuant to ASC Topic 805, the results of Fujian Qiaolong have been included since the date of acquisition and are reflected in the condensed unaudited consolidated statements of operations and comprehensive income for the nine months ended September 30, 2015, and under “Other Sectors” in the Company’s segment reporting. Please refer to Note 3 to the condensed unaudited consolidated financial statements in this Report.

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2015	2014	Change		2015	2014	Change
Henglong	$206,061	$203,987	2,074	1.0%	$172,713	$168,223	$4,490	2.7%
Jiulong	53,251	57,753	(4,502)	-7.8	47,955	49,392	(1,437)	-2.9
Shenyang	24,056	32,928	(8,872)	-26.9	20,183	28,608	(8,425)	-29.5
Wuhu	16,096	18,345	(2,249)	-12.3	14,956	16,718	(1,762)	-10.5
Hubei Henglong	44,463	41,708	2,755	6.6	34,118	33,650	468	1.4
Other Sectors	27,433	30,210	(2,777)	-9.2	22,339	25,096	(2,757)	-11.0
Total Segments	371,360	384,931	(13,571)	-3.5	312,264	321,687	(9,423)	-2.9
Elimination	(47,905)	(53,414)	5,509	-10.3	(48,184)	(53,674)	5,490	-10.2
Total	$323,455	$331,517	$(8,062)	-2.4%	$264,080	$268,013	$(3,933)	-1.5%

  Net Product Sales

Net product sales were $323.5 million for the nine months ended September 30, 2015, compared to $331.5 million for the same period in 2014, representing a decrease of $8.1 million, or 2.4%. The decrease was mainly due to a decrease in sales of hydraulic power steering gears for passenger vehicles, partially offset by the continuing increase in sales of EPS.

During the nine months ended September 30, 2015, the Company made a $2.4 million payment to a customer for new product testing services provided by the customer. As the Company cannot reasonably demonstrate that such payment amount represents the fair value of the services provided by its customer, the payment was recorded as a reduction of net sales in accordance with U.S. GAAP.

Net sales of traditional hydraulic power steering products were $181.8 million for the nine months ended September 30, 2015, compared to $218.8 million for the same period in 2014, representing a decrease of $37.0 million, or 16.9%. Net sales of EPS were $66.8 million for the nine months ended September 30, 2015, compared to $37.9 million for the same period in 2014, representing an increase of $28.9 million, or 76.3%. As a percentage of net sales, sales of EPS were 20.6% for the nine months ended September 30, 2015, compared to 11.4% for the same period in 2014.

In summary, the Company had a decrease in sales volume leading to a sales decrease of $8.3 million, an increase in selling price of steering gears leading to a sales increase of $1.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales decrease of $1.3 million.

Further analysis by segment (before elimination) is as follows:

•	Net product sales for Henglong were $206.1 million for the nine months ended September 30, 2015, compared with $204.0 million for the nine months ended September 30, 2014, representing an increase of $2.1 million, or 1.0%, which was mainly due to an increase in sales volume for passenger vehicles in the China market. An increase in sales volume led to a sales increase of $2.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.6 million.

•	Net product sales for Jiulong were $53.3 million for the nine months ended September 30, 2015, compared with $57.8 million for the nine months ended September 30, 2014, representing a decrease of $4.5 million, or 7.8%, mainly due to a decrease in sales volume which led to a sales decrease of $6.9 million, an increase in selling price which led to a sales increase of $2.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which led to a sales decrease of $0.1 million.

•	Net product sales for Shenyang were $24.1 million for the nine months ended September 30, 2015, compared to $32.9 million for the same period in 2014, representing a decrease of $8.9 million, or 26.9%. The products of Shenyang are mainly sold to Shenyang Brilliance Jinbei Automobile Co., LTD, “Jinbei”. Jinbei primarily uses EPS on its passenger vehicles, while Shenyang mainly engages in the production and sales of hydraulic power steering gears for passenger vehicles, so sales volumes of Shenyang decreased accordingly. A decrease in sales volumes led to a sales decrease of $8.5 million, a decrease in selling price led to a sales decrease of $0.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.1 million.

•	Net product sales for Wuhu were $16.1 million for the nine months ended September 30, 2015, compared to $18.3 million for the same period in 2014, representing a decrease of $2.2 million, or 12.3%. A decrease in sales volumes led to a sales decrease of $2.6 million, an increase in selling price led to a sales increase of $0.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.1 million.

•	Net product sales for Hubei Henglong were $44.5 million for the nine months ended September 30, 2015, compared to $41.7 million for the same period in 2014, representing an increase of $2.8 million, or 6.6%. The net product sales increase was mainly due to the growth of automotive market demand in North America, where Hubei Henglong’s products are sold. An increase in sales volumes led to a sales increase of $2.5 million, an increase in selling price led to a sales increase of $0.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.1 million.

•	Net product sales for Other Sectors were $27.4 million for the nine months ended September 30, 2015, compared to $30.2 million for the same period in 2014, representing a decrease of $2.8 million, or 9.2%. A decrease in sales volumes led to a sales decrease of $1.2 million, a decrease in selling price led to a sales decrease of $1.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.1 million.

Cost of Products Sold

For the nine months ended September 30, 2015, the cost of products sold was $264.1 million, compared to $268.0 million for the same period of 2014, representing a decrease of $3.9 million, or 1.5%. The decrease in the cost of products sold was mainly due to the net effect of a net decrease in sales volumes which led to a cost of products sold decrease of $5.4 million, an increase in unit cost which led to a cost of products sold increase of $2.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which led to a cost of products sold decrease of $1.0 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $172.7 million for the nine months ended September 30, 2015, compared to $168.2 million for the same period of 2014, representing an increase of $4.5 million, or 2.7%. An increase in sales volumes led to a cost of products sold increase of $4.5 million, an increase in unit cost led to a cost of products sold increase of $0.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $0.4 million.

•	Cost of products sold for Jiulong was $48.0 million for the nine months ended September 30, 2015, compared to $49.4 million for the same period of 2014, representing a decrease of $1.4 million, or 2.9%. A decrease in sales volumes led to a cost of products sold decrease of $6.4 million, an increase in unit cost led to a cost of products sold increase of $5.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $0.1 million.

•	Cost of products sold for Shenyang was $20.2 million for the nine months ended September 30, 2015, compared to $28.6 million for the same period of 2014, representing a decrease of $8.4 million, or 29.5%. The decrease in cost of products sold was mainly due to a decrease in sales volumes, which led to a cost of products sold decrease of $7.6 million, and a decrease in unit cost, which led to a cost of products sold decrease of $0.8 million.

•	Cost of products sold for Wuhu was $15.0 million for the nine months ended September 30, 2015, compared to $16.7 million for the same period of 2014, representing a decrease of $1.8 million, or 10.5%. The decrease in cost of products sold was mainly due to a decrease in sales volumes which led to a cost of products sold decrease of $2.4 million, an increase in unit cost which led to a cost of products sold increase of $0.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which led to a cost of products sold decrease of $0.1 million.

•	Cost of products sold for Hubei Henglong was $34.1 million for the nine months ended September 30, 2015, compared to $33.7 million for the same period of 2014, representing an increase of $0.5 million, or 1.4%. The increase in cost of products sold was mainly due to an increase in sales volumes which led to a cost of products sold increase of $2.0 million, a decrease in unit cost which led to a cost of products sold decrease of $1.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which led to a cost of products sold decrease of $0.1 million.

•	Cost of products sold for Other Sectors was $22.3 million for the nine months ended September 30, 2015, compared to $25.1 million for the same period of 2014, representing a decrease of $2.8 million, or 11.0%. The decrease in cost of products sold was mainly due to a decrease in sales volumes which led to a cost of products sold decrease of $1.2 million, a decrease in unit cost which led to a cost of products sold decrease of $1.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which led to a cost of products sold decrease of $0.2 million.

Gross margin was 18.4% for the nine months ended September 30, 2015, compared to 19.2% in the same period of 2014, representing a decrease of 0.8%, mainly due to the product mix and the overall revenue decrease in 2015.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights, and scraps. For the nine months ended September 30, 2015, gain on other sales amounted to $3.2 million as compared to $10.3 million for the nine months ended September 30, 2014, representing a decrease of $7.0 million. The decrease was mainly due to the Company selling the remaining land use rights and recognizing a gain of $7.5 million in the second quarter of 2014, which represented the difference between the selling price of $8.4 million and the net book value of the land use rights of $0.9 million. There was no such gain in the same period in 2015.

Selling Expenses

Selling expenses were $11.0 million for the nine months ended September 30, 2015, compared to $11.1 million for the same period of 2014, representing a decrease of $0.1 million, or 1.0%, mainly due to the continuing sales growth in North America which led to an increase in salaries and wages cost of $0.5 million, an increase in marketing expenses of $0.2 million, a decrease in transportation fees of $0.5 million, a decrease in advertising expenses of $0.4 million, and an increase in warehouse rental expense of $0.1 million.

General and Administrative Expenses

General and administrative expenses were $11.3 million for the nine months ended September 30, 2015, compared to $11.1 million for the same period of 2014, representing an increase of $0.3 million, or 2.4%, mainly due to an increase in salaries and wages cost of $0.3 million, an increase in rental fee of 0.1 million, a decrease in professional service fees of $0.3 million, and an increase in office facilities improvement expenses of $0.2 million.

Research and Development Expenses

Research and development expenses were $17.7 million for the nine months ended September 30, 2015, compared to $16.5 million for the nine months ended September 30, 2014, representing an increase of $1.2 million, or 7.5%. The Company’s research and development expenses were mainly used for the development and trial production of EPS and other new products. Research and development expenditures have continued to be significant in the past three years. In summary, expenses for mold improvement and direct materials decreased by $0.9 million, external technical support fees increased by $1.1 million, and the salaries and wages expenses of research and development related staff increased by $1.0 million.

Income from Operations

Income from operations was $22.6 million for the nine months ended September 30, 2015, compared to $35.1 million for the nine months ended September 30, 2014, representing a decrease of $12.5 million, or 35.7%, including a decrease of $4.1 million in gross profit, a decrease of $7.0 million in gain on other sales and an increase of $1.4 million in operating expenses.

Other Income, Net

Other income, net was $0.6 million for the nine months ended September 30, 2015, compared to $0.5 million for the nine months ended September 30, 2014, representing an increase of $0.1 million, or 19.6%, primarily resulting from increased government subsidies.

Interest expense

Interest expense was $1.0 million for the nine months ended September 30, 2015, compared to $1.6 million for the nine months ended September 30, 2014, representing a decrease of $0.5 million, primarily due to the annual interest rate of the USD loan from ICBC Macau being 1.7% since May 13, 2015, while it was 2.8% for the nine months ended September 30, 2014.

Financial Income, Net

Financial income, net, was $2.0 million for the nine months ended September 30, 2015, compared to $2.2 million for the nine months ended September 30, 2014, representing a decrease of $0.1 million, which was mainly due to a decrease in interest income of $0.4 million and an increase in income of foreign currency exchange of $0.3 million.

Income Before Income Tax Expenses and Equity In Earnings Of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $24.1 million for the nine months ended September 30, 2015, compared to $36.2 million for the nine months ended September 30, 2014, representing a decrease of $12.1 million, or 33.3%, which was mainly due to a decrease in operating income of $12.4 million, a decrease in interest expense of $0.5 million, and a decrease in financial income, net of $0.2 million.

Income Taxes

Income tax expense was $4.0 million for the nine months ended September 30, 2015, compared to $6.5 million of income tax expense for the nine months ended September 30, 2014, representing a decrease of $2.5 million, which was mainly due to decreases in income before income tax and the effective tax rate. The income before income tax decreased to $24.1 million for the nine months ended September 30, 2015 from $36.2 million for the same period in 2014 and the effective tax rate decreased to 16.6% from 17.9% as a result of a decrease in income before tax of high effective tax rate subsidiaries and an increase in income before tax of low effective tax rate subsidiaries.

Net Income

Net income was $20.4 million for the nine months ended September 30, 2015, compared to net income of $29.9 million for the nine months ended September 30, 2014, representing a decrease of $9.5 million, which was mainly due to a decrease in income before income tax expenses and equity in earnings of affiliated companies of $12.0 million, offset by a decrease in income tax expenses of $2.5 million.

Net Income (Loss) Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests amounted to $0.1 million, while net income attributable to non-controlling interests amounted to $5.4 million for the nine months ended September 30, 2014.

The Company owns equity interests in eight non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted for under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of September 30, 2015 and 2014. The decrease in net income attributable to non-controlling interests was mainly due to the Company’s acquisition of the non-controlling interests of Henglong and Jiulong in September 2014.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $20.5 million for the nine months ended September 30, 2015, compared to net income attributable to parent company’s common shareholders of $24.5 million for the nine months ended September 30, 2014, representing a decrease of $4.1 million, which was mainly due to a decrease in net income of $9.5 million and the Company’s acquisition of the non-controlling interests of Henglong and Jiulong in September 2014, which led to a decrease in net income attributable to non-controlling interests of $5.4 million.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of September 30, 2015, the Company had cash and cash equivalents and short-term investments, excluding pledged deposit, of $95.3 million, compared to $109.5 million as of December 31, 2014, representing a decrease of $11.8 million, or 10.8%.

The Company had working capital of $193.5 million as of September 30, 2015, compared to $198.1 million as of December 31, 2014, representing a decrease of $4.6 million, or 2.3%.

The Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The Company believes that, in view of its current cash position as of September 30, 2015, the cash expected to be generated from the operations and funds available from bank borrowings as detailed in subsequent paragraphs will be sufficient to meet its working capital and capital expenditure requirements, including the repayment of bank loans, for at least twelve months commencing from September 30, 2015.

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

The Company had short-term loans of $45.0 million (See Note 14) and bankers’ acceptances of $74.4 million (See Note 15) as of September 30, 2015.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be lowered by approximately $13.6 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $13.6 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $10.2 million, which is 75.04%, the mortgage rate, of $13.6 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of September 30, 2015, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available (4)	Amount Used		Assessed Mortgage Value (5)
1. Comprehensive credit facilities	Bank of China	Feb-16	$22,165	$-		$33,012

2. Comprehensive credit facilities	Jingzhou Commercial Bank(5)	Sep-17	28,296	10,334		57,115

3. Comprehensive credit facilities	Fujian Haixia Bank	Mar-16	2,672	2,565		3,764

4. Comprehensive credit facilities	Shanghai Pudong Development Bank (1)	Sep-16	23,580	15,352		12,745

5. Comprehensive credit facilities	China CITIC Bank (1)	Sep-16	18,864	8,715		9,657
	China CITIC Bank	Jul-16	4,716	3,301		5,813

6. Comprehensive credit facilities	China Everbright Bank	Sep-16	4,716	3,717		8,049

7. Comprehensive credit facilities	China Huaxia Bank (1)	Jan-16	25,152	23,079		-

8. Comprehensive credit facilities	ICBC Macau	May-16	30,000	30,000		32,554

9. Comprehensive credit facilities	HSBC (China) Company Limited	Jul-16	5,000	5,000		5,188

Total			$165,161	$102,063	(2)	$167,897	(3)

(1)	Each of Henglong’s comprehensive credit facility with China CITIC Bank, Henglong and Jielong's comprehensive credit facility with Shanghai Pudong Development Bank, and Henglong's comprehensive credit facility with China Hua Xia Bank, is required to be guaranteed by Jiulong, another subsidiary of the Company, in addition to the above pledged assets.

(2)	Amount used represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expires. The amount used includes bank loans of $41.1 million and notes payable of $61.3 million as of September 30, 2015. The remainder of $3.9 million of government loan and $13.1 million of notes payable was 100% secured by bank notes and time deposit without utilization of credit lines.

(3)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of September 30, 2015, the pledged assets included $69.6 million of accounts and notes receivable, $5.2 million of time deposits, and other pledged assets with an assessed value of $126.7 million.

(4)	The amount available is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	The pledged cash deposits, which are disclosed in Note 4 to the consolidated financial statements in this quarterly report, were not included in the assessed mortgage value.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company renewed its existing short-term bank loans and borrowed new bank loans during 2015 at annual interest rates of 1.50%, 7.65% and 8.03%, and loan terms of twelve months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

(1)	Accounts receivable with an assessed value of approximately $33.0 million as security for its comprehensive credit facility with the Bank of China;

(2)	Equipment with an assessed value of approximately $57.1 million as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank;

(3)	Land use rights and buildings with an assessed value of approximately $3.8 million as security for its comprehensive credit facility with Fujian Haixia Bank;

(4)	Land use rights and buildings with an assessed value of approximately $12.7 million as security for its comprehensive credit facility with Shanghai Pudong Development Bank;

(5)	Land use rights and buildings with an assessed value of approximately $15.5 million as security for its comprehensive credit facility with China CITIC Bank;

(6)	Land use rights and buildings with an assessed value of approximately $8.0 million as security for its comprehensive credit facility with China Everbright Bank;

(7)	Henglong’s comprehensive credit facility with China Hua Xia Bank is guaranteed by Jiulong, another subsidiary of the Company;

(8)	On May 18, 2012, the Company entered into a Credit Agreement with ICBC Macau to obtain the Credit Facility.

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

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB207.1 million, equivalent to approximately $32.6 million. The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013 and extended to May 13, 2016 after being extended three times.

(9)	On July 16, 2014, Great Genesis entered into a credit facility agreement with HSBC HK to obtain a non-revolving credit facility in the amount of $5.0 million, the “HSBC Credit Facility”. The HSBC Credit Facility expired on July 1, 2015 and had an annual interest rate of 1.7%. Interest was paid on the twentieth day of each month and the principal repayment was at maturity. As security for the HSBC Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide HSBC HK with the Standby Letter of Credit for a total amount of not less than $5.4 million if the HSBC Credit Facility is fully drawn.

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

On October 6, 2015, HSBC HK agreed to extend the maturity date of the Credit Facility to July 1, 2016. The interest rate of the Credit Facility under the extended term is revised as 1.5% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged.

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

		Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term loan including interest payable	$45,676	$45,676	$-	$-	$-
Notes payable (1)	74,418	74,418	-	-	-
Obligation for investment contract (2)	5,698	-	5,698	-	-
Other contractual purchase commitments, including service agreements	25,644	23,388	2,256	-	-
Total	$151,436	$143,482	$7,954	$-	$-

(1)	Notes payable do not bear interest.

(2)	On September 22, 2014, Hubei Henglong entered into an agreement with seven other parties to establish the Venture Fund, under which Hubei Henglong has committed to make investments of 17.9% or RMB50.0 million, equivalent to approximately $8.1 million, into the Venture Fund in three installments. On October 20, 2014, Hubei Henglong made its first capital contribution of RMB5.0 million, equivalent to approximately $0.8 million. On April 24, 2015, Hubei Henglong made its second capital contribution of RMB10.0 million, equivalent to approximately $1.6 million. The remaining capital commitment of RMB35.0 million, equivalent to approximately $5.7 million, will be paid upon capital calls received from the Venture Fund.

Short-term Loans

The following table summarizes the contract information of short-term borrowings among the banks and the government of the PRC and the Company as of September 30, 2015 (figures are in thousands of USD):

Bank Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date

ICBC Macau	Working Capital	13 May 2015	12	1.72%	Pay quarterly	13 May 2016	$30,000

Shanghai Pudong Development Bank	Working Capital	16 Dec 2014	12	6.16%	Pay quarterly	15 Dec 2015	629

Shanghai Pudong Development Bank	Working Capital	17 Dec 2014	11	6.16%	Pay quarterly	13 Nov 2015	629

Shanghai Pudong Development Bank	Working Capital	18 Dec 2014	11	6.16%	Pay quarterly	13 Nov 2015	314

China CITIC Bank	Working Capital	29 Dec 2014	12	6.72%	Pay quarterly	29 Dec 2015	2,358

HSBC Limited	Working Capital	1 Jul 2015	12	1.5%	Pay monthly	1 Jul 2016	5,000

Financial Bureau of Jingzhou Development Zone	Working Capital	31 Mar 2015	13	2.5%	Pay monthly	20 Apr 2016	3,930

Fujian Haixia Bank	Working Capital	28 Apr 2015	12	8.03%	Pay monthly	28 Apr 2016	47

Fujian Haixia Bank	Working Capital	20 May 2015	12	7.65%	Pay monthly	20 May 2016	31

Fujian Haixia Bank	Working Capital	20 Mar 2015	12	8.03%	Pay monthly	20 Mar 2016	2,044
Total							$44,982

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

Management believes that the Company had complied with such financial covenants as of September 30, 2015, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of September 30, 2015 (figures are in thousands of USD):

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital (1)	3-6	Oct -15	$12,832
Working Capital	3-6	Nov -15	11,546
Working Capital	3-6	Dec -15	10,621
Working Capital	3-6	Jan -16	9,312
Working Capital	3-6	Feb -16	11,665
Working Capital	3-6	Mar -16	18,442
Total			$74,418

(1)	The notes payable were repaid in full in October 2015.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of September 30, 2015, and believes it will continue to comply with them.

Cash Flows

(a)	Operating activities

Net cash provided by operations during the nine months ended September 30, 2015 was $24.1 million, compared to net cash provided by operations of $8.1 million for the same period of 2014, representing an increase of $16.0 million.

During the nine months ended September 30, 2015, the increase in net cash provided by operations was mainly due to the net effect of:

(1)	The decrease in net income (excluding non-cash items) by $3.9 million compared to the same period last year;

(2)	The change in balance of pledge deposits which led to an increase in net cash provided by operations of $0.7 million compared to the same period last year;

(3)	The change of the balance of accounts and notes receivable which led to an increase in net cash provided by operations of $39.0 million compared to the same period last year. The Company usually grants credit terms ranging from 4 to 6 months. During the nine months ended September 30, 2015, there was a significant decrease in the ending balance of accounts receivable compared with the same period last year as a result of the decrease in net sales as well as the Company strengthening its collections;

(4)	The change in balance of inventories led to an increase in net cash provided by operations of $10.7 million compared to the same period last year. During the nine months ended September 30, 2015, the Company actively adjusted its production plan to decrease inventory;

(5)	The change in balance of accounts and notes payable led to a decrease in net cash provided by operations of $19.4 million compared to the same period last year, which was mainly due to the Company having paid more accounts and notes payable as a result of these accounts and notes payable meeting the terms of payment as of September 30, 2015;

(6)	The change in taxes payable which led to a decrease in net cash provided by operations of $4.9 million compared to the same period last year, which was mainly due to the Company paying certain value-added tax and income tax that accrued in the prior year during the current period; and

(7)	The change of balance of customer deposits, which led to a decrease in net cash provided by operations of $1.7 million compared to the same period last year.

(b)	Investing activities

The Company used net cash of $15.3 million in investment activities during the nine months ended September 30, 2015, compared to $16.0 million during the same period of 2014, representing a decrease of $0.7 million, which was mainly due to the investment in the Venture Fund which used cash of $1.6 million, an increase in the payments for purchases of equipment which resulted in an increase in cash used for investment activities of $12.8 million, and purchases of intangible assets which used cash of $0.7 million, offset by sales of property, plant and equipment which provided cash of $6.4 million, a net increase in time deposits in the current period of $20.9 million, and the acquisition of Fujian Qiaolong which used cash of $3.0 million in the same period of last year, while there was no such investment in the current period.

(c)	Financing activities

During the nine months ended September 30, 2015, the Company had net cash provided by financing activities of $1.4 million, compared to net cash used in financing activities of $4.0 million for the same period of 2014, representing an increase of $5.4 million, which was mainly due to the net effect of (1) a decrease of $4.4 million of bank/government loans received, (2) a decrease of $0.9 million of repayments of bank/government loans, (3) the payment of dividends to non-controlling interest holders having decreased by $4.9 million and (4) payment of dividends on common stock of $4.3 million in the nine months ended September 30, 2014, while there were no such payments in the same period this year.

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123).

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002).

10.1	Joint-venture Agreement, dated June 30, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006).

10.2	Stock Exchange Agreement dated August 11, 2014 by and among Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., China Automotive Systems, Inc. and Hubei Henglong Automotive System Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q Quarterly Report on August 13, 2014).

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, were filed on November 12, 2015 formatted in Extensible Business Reporting Language (XBRL):

(i)	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income,

(ii)	Condensed Unaudited Consolidated Balance Sheets,

(iii)	Condensed Unaudited Consolidated Statements of Cash Flows, and

(iv)	related notes

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: November 12, 2015	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: November 12, 2015	By:	/s/ Jie Li
Jie Li
Chief Financial Officer