Form 10-K
period 2015-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2016-03-30
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes  ☐              No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, based upon the price of $ 8.42 that was the closing price of the common stock as reported on the NASDAQ Stock Market under the symbol “CAAS” on such date, was approximately $67.4 million.

The Company has 32,121,019 shares of Common Stock outstanding as of March 30, 2016.

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

PART I

ITEM 1 .     BUSINESS.

COMPANY HISTORY

China Automotive Systems, Inc., “China Automotive” or the “Company,” was incorporated in the State of Delaware on June 29, 1999. Through its subsidiary, Great Genesis Holdings Limited, “Genesis,” a corporation organized under the laws of the Hong Kong Special Administrative Region, China, it owns interests in eight Sino-joint ventures and five wholly-owned subsidiaries in the People’s Republic of China, “China” or the “PRC,” which manufacture power steering systems and/or related products for different segments of the automobile industry. Genesis also owns interests in a Brazil-based trading company, which engages mainly in the import and sales of automotive parts in Brazil.

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

Set forth below is an organizational chart as at December 31, 2015.

China Automotive Systems, Inc. [NASDAQ:CAAS]
↓100%							↓100%
Great Genesis Holdings Limited					Henglong USA Corporation
↓
↓100%									↓70%
Hubei									Shenyang
Henglong									Jinbei
Automotive									Henglong
System Group									Automotive
Co., Ltd.									Steering System
Co., Ltd
"Hubei
Henglong"[1]									"Shenyang"[2]
↓
↓100%	↓100%	↓83.34%	↓77.33%	↓85%	↓50%	↓70%	↓80%	↓51%	↓100%
Jingzhou	Shashi	Universal	Wuhu	Wuhan	Beijing	Chongqing	CAAS	Fujian	Hubei
Henglong	Jiulong	Sensor	Henglong	Jielong	Henglong	Henglong	Brazil's	Qiaolong	Henglong
Automotive	Power	Application,	Automotive	Electric	Automotive	Hongyan	Imports And	Specical	Group
Parts	Steering	Inc.	Steering	Power	System Co.,	Automotive	Trade In	Purpose	Shanghai
Co., Ltd.	Gears		System Co.,	Steering Co.,	Ltd.	System Co.,	Automotive	Vehicle	Automotive
	Co., Ltd.		Ltd.	Ltd.		Ltd.	Parts Ltd.,	Co., Ltd.	Electronics
Research and
Development
Ltd.,

					"Beijing	"Chongqing	"Brazil	"Fujian	“Shanghai
"Henglong"[3]	"Jiulong"[4]	"USAI"[5]	"Wuhu"[6]	"Jielong"[7]	Henglong"[8]	Henglong"[9]	Henglong"[10]	Qiaolong"[12]	Henglong”[14]
↓				↓
↓100%				↓85%
Jingzhou				Wuhan
Henglong				Chuguanjie
Automotive				Automotive
Technology				Science
(Testing)				and Technology
Center				Ltd.,

"Testing				"Wuhan
Center"[11]				Chuguanjie"[13]

1.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

2.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

3.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light-duty vehicles. On August 11, 2014, the Company entered into a stock exchange agreement, the “Exchange Agreement”, with a third party, Jingzhou Jiulong Machinery Electricity Manufacturing Co., Ltd., “Jiulong Machine”, under which the Company issued 3,260,000 of its common shares in a private placement for the acquisition of the 20% equity interest in Henglong held by Jiulong Machine. On September 26, 2014, the Company obtained the 20% equity interest in Henglong and completed its share registration with the local government administrative bureau. While the Company retained its controlling interest in Henglong, the Company’s acquisition of the non-controlling interest was accounted for as an equity transaction.

4.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles. On August 11, 2014, the Company entered into the Exchange Agreement, with Jiulong Machine under which the Company issued 818,000 of its common shares in a private placement for the acquisition of the 19% equity interest in Jiulong held by Jiulong Machine. On September 26, 2014, the Company obtained the 19% equity interest in Jiulong and completed its share registration with the local government administrative bureau. While the Company retained its controlling interest in Jiulong, the Company’s acquisition of the non-controlling interest was accounted for as an equity transaction.

5.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	Jielong was established in 2006 and mainly engages in the production and sales of automobile steering columns.

8.	Beijing Henglong was established in 2010 and mainly engages in the design, development and manufacture of both hydraulic and electric power steering systems (EPS) and parts. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for by the equity accounting method.

9.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

10.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sale of automotive parts in Brazil. For the purpose of becoming a FIAT supplier in Brazil, the Company resolved to increase its investment in assembly lines to provide better service. During 2015, the Company invested $3.1 million in Brazil Henglong, and the remaining amount will be invested in 2016.

11.	Testing Center was established in 2009 and mainly engages in the research and development of new products.

12.	In the second quarter of 2014, Hubei Henglong acquired a 51.0% ownership interest in Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong”, a special purpose vehicle manufacturer and dealer with automobile repacking qualifications, based in Fujian, China. Fujian Qiaolong mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles.

13.	In May 2014, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China. The registered capital of Wuhan Chuguanjie is RMB30.0 million, equivalent to approximately $4.9 million.

14	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sale of automotive electronics.

The Company has business relationships with more than sixty vehicle manufacturers, including FAW Group and Dongfeng Auto Group Co., Ltd, two of the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd., the largest light vehicle manufacturer in China; Chery Automobile Co., Ltd, the largest state owned car manufacturer in China, and BYD Auto Co., Ltd and Zhejiang Geely Automobile Co., Ltd., the largest privately owned car manufacturers in China. The PRC-based joint ventures of General Motors (GM), Volkswagen, Citroen and Fiat Chrysler North America are all key customers of the Company. Starting in 2008, the Company has supplied power steering gears to the Sino-foreign joint ventures established by GM, Citroen and Volkswagen in China. The Company has supplied power steering gear to Fiat Chrysler North America since 2009.

INTELLECTUAL PROPERTY RIGHTS

Intellectual Property rights, “IP,” are important in helping the Company maintain its competitive position. Currently, the Company owns IP rights, including two trademarks covering automobile parts, “HL” and “JL,” and more than eighty-five patents registered in China covering power steering technology. The Company is in the process of integrating new advanced technologies such as electronic chips in power steering systems into its current production line and is pursuing aggressive strategies in technology to maintain a competitive edge within the automobile industry. In December 2009, the Company, through Henglong, formed Testing Center and cooperated with Nanyang Ind. Co. Ltd. and Tsinghua University to engage in the research and development of new products, such as EPS, integral rack and pinion power steering and high pressure power steering, to optimize current products design and to develop new, cost-saving manufacturing processes.In January 2015, Hubei Henglong formed Shanghai Henglong, which mainly engages in the design and sale of automotive electronics, to capture the market opportunities for EPS, which were included in traditional hydraulic power steering products by many automobile makers.

STRATEGIC PLAN

The Company’s short to medium term strategic plan is to focus on both domestic and international market expansion. To achieve this goal and higher profitability, the Company focuses on brand recognition, quality control, cost efficiency, research and development and strategic acquisitions. Set forth below are the Company’s programs:

—	Brand Recognition. Under the brands of Henglong and Jiulong, the Company offers four separate series of power steering sets and 310 models of power steering sets, steering columns and steering hoses.

—	Quality Control. The Henglong and Jiulong manufacturing facilities obtained the ISO/TS 16949 System Certification in January 2004, a well-recognized quality control system in the auto industry developed by TUVRheindland of Germany.

—	Cost Efficiency. By improving the Company’s production ability and enhancing equipment management, optimizing the process and products structure, perfecting the supplier system and cutting production cost, the Company’s goal is to achieve a more competitive profit margin.

—	Research and Development. The Company established Testing Center for the research and development of products and, by partnering with Nanyang Ind. Co. Ltd. and Tsinghua University for the development of advanced steering systems, the Company’s objective is to gain increased market share in China.

—	International Expansion. The Company has entered into agreements with several international vehicle manufacturers and auto parts modules suppliers and carried on preliminary negotiations regarding future development projects. During 2015, Hubei Henglong, one of the Company’s subsidiaries, increased its overseas sales in North America by 5.6%.

—	Acquisitions. The Company is exploring opportunities to create long-term growth through new ventures or acquisitions of other auto component manufacturers. The Company will seek acquisition targets that meet the following criteria:

•	companies that can be easily integrated into product manufacturing and corporate management;

•	companies that have strong joint venture partners that would become major customers; and

•	companies involved with power steering systems.

CUSTOMERS

The Company’s ten largest customers represented 69.6% of the Company’s total sales for the year ended December 31, 2015. The following table sets forth information regarding the Company’s ten largest customers.

Percentage of Total
Name of Major Customers	Revenue in 2015
Fiat Chrysler North America	12.8%
JAC	9.4%
Dongfeng Auto Group Co., Ltd.	8.0%
Chongqing Changan Automobile Co., Ltd	8.0%
Beijing Henglong (for Beiqi Foton)	7.5%
Zhejiang Geely Holding Group	6.8%
Baoding Great Wall Automobile Holding Co., Ltd.	5.2%
BYD Auto Co., Ltd.	4.4%
China FAW Group Corporation	3.9%
Shengyang Brilliance Jinbei Automobile Co., Ltd.	3.6%
Total	69.6%

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

SALES AND MARKETING

The Company’s sales and marketing team has 137 sales persons, which are divided into an OEM team, a sales service team and a working group dedicated to international business. These sales and marketing teams provide a constant interface with the Company’s key customers. They are located in all major vehicle producing regions to represent more effectively the Company’s customers’ interests within the Company’s organization, to promote their programs and to coordinate their strategies with the goal of enhancing overall service and satisfaction. The Company’s ability to support its customers is further enhanced by its broad presence in terms of sales offices, manufacturing facilities, engineering technology centers and joint ventures.

The Company’s sales and marketing organization and activities are designed to create overall awareness and consideration of, and therefore to increase sales of the Company’s modular systems and components. To achieve that objective, the Company organized delegations to visit the United States, Korea, India and Japan and has supplied power steering gear to Fiat Chrysler North America. Through these activities, the Company has generated potential business interest as a strong base for future development.

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

EMPLOYEES AND FACILITIES

As of December 31, 2015, the Company employed approximately 4,230 persons, including approximately:

•	1,891 by Henglong (including Testing Center formed by Henglong) ;
•	830 by Jiulong;

•	293 by Shenyang;
•	24 by USAI;
•	158 by Wuhu;
•	268 by Jielong;
•	529 by Hubei Henglong;
•	17 by HLUSA;
•	113 by Chongqing Henglong;
•	11 by Brazil Henglong; and
•	96 by Fujian Qiaolong.

As of December 31, 2015, Henglong, Jiulong, Shenyang, Chongqing, Wuhan Chuguanjie, Hubei Henglong, Wuhu and Fujian Qiaolong had a manufacturing and administration area of 111,211 square meters, 39,478 square meters, 35,354 square meters, 57,849 square meters, 53,675 square meters, 177,747 square meters, 83,705 square meters and 34,449 square meters, respectively.

Hubei Province, which is home to Dongfeng, one of the largest automakers in China, provides an ample supply of inexpensive but skilled labor to automotive-related industries. The annual production of one of the Company’s main products, power steering gears, was approximately 4.9 million units and 5.0 million units in 2015 and 2014, respectively. Although the production process continues to rely heavily on manual labor, the Company has invested substantially in high-level production machinery to improve capacity and production quality. Approximately $61.2 million was spent over the last three years to purchase professional-grade equipment and extend workshops.

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

The Company’s purchases from its ten largest suppliers represented in the aggregate 27.0% of all components and raw materials it purchased for the year ended December 31, 2015, and none of them provided more than 10% of total purchases.

All components and raw materials are available from numerous sources. The Company has not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally does not carry inventories of these items in excess of what is reasonably required to meet its production and shipping schedules.

RESEARCH AND DEVELOPMENT

The Company owns the Testing Center, a Hubei Provincial-Level technical center, which has been approved by the Hubei Economic Commission. The center has a staff of about 510, including 51 senior engineers, 6 foreign experts and 270 engineers, primarily focusing on steering system R&D, tests, production process improvement and new material and production methodology application.

In addition, the Company has formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, to engage in the design and sale of automotive electronics, including key parts of EPS.

The Company believes that its engineering and technical expertise, together with its emphasis on continuing research and development, allow it to use the latest technologies, materials and processes to solve problems for its customers and to bring new, innovative products to market. The Company believes that continued research and development activities, including engineering, are critical to maintaining its pipeline of technologically advanced products. The Company has aggressively managed costs in other portions of its business in order to increase its total expenditures for research and development activities, including engineering, at approximately $22.3 million and $23.0 million for the years ended December 31, 2015 and 2014, respectively. In 2015 and 2014, the sales of such newly developed products accounted for about 20.1 % and 10.7%, respectively, of total sales.

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

The Company’s major competitors, including Shanghai ZF, Nexteer and First Auto FKS, “FKS,” are component suppliers to specific automobile manufacturers. Shanghai ZF is the joint venture of SAIC and ZF Germany, which is an exclusive supplier to SAIC-Volkswagen and SAIC-GM. FKS is a joint venture between First Auto Group and Japan’s Koyo Company and its main customer is FAW-Volkswagen Company.

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

CHINESE AUTOMOBILE INDUSTRY

The Company is a supplier of automotive parts and most of its operations are located in China. An increase or decrease in the output and sales of Chinese vehicles could result in an increase or decrease of the Company’s results of operations. According to the latest statistics from the China Association of Automobile Manufacturers, “CAAM,” in 2015, the output and sales volume of vehicles in China have reached 24.5 million and 24.6 million units, respectively, an increase of 3.3% and 4.7% compared to 2014. The output and sales volume of passenger vehicles in 2015 was 21.1 million and 21.1 million units respectively, an increase of 5.8% and 7.3% compared to 2014. The output and sales volume of commercial vehicles in 2015 was 3.4 million and 3.5 million units, respectively, a decrease of 10.0% and 9.0%, respectively, compared to 2014. In 2015, the Company’s sales of steering gears for passenger vehicles and commercial vehicles decreased by 3.4% and 16.9%, respectively, compared to 2014. During 2015, hydraulic power steering was replaced by EPS as the Company’s main product at a rate that exceeded industry expectations.

CAAM expects that sales volume of vehicles in China will grow by 6% in 2016.

Management believes that the continuing development of the highway system will have a significant positive long-term impact on the manufacture and sale of automobiles in China. Statistics from the Ministry of Transport show that 9,531 kilometers of highway and 12,212 kilometers of expressway were built in 2015. Total highways and expressways in the PRC now amount to 4,365,331 kilometers and 123,662 kilometers, respectively.

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

During the years ended December 31, 2014 and 2015, the Company did not make any material capital expenditures relating to environmental compliance.

FINANCIAL INFORMATION AND GEOGRAPHIC AREAS

Financial information about sales and long-term assets by major geographic region can be found in Note 31, “Segment Reporting” to the consolidated financial statements in this Report. The following table summarizes the percentage of sales and total assets by major geographic regions:

	Net Sales		Long-term assets
	Year Ended December 31,		As of December 31
	2015	2014	2015	2014

Geographic region:
United States	13.2%	12.4%	0.7%	0.8%
China	86.2	87.5	98.9	99.1
Other foreign countries	0.6	0.1	0.4	0.1
Total consolidated	100.0%	100.0%	100.0%	100.0%

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

For the year ended December 31, 2015, approximately 12.8%, 9.4%, 8.0% and 8.0% of the Company’s sales were to Fiat Chrysler North America, JAC, Dongfeng Auto Group Co., Ltd., and Chongqing Changan Automobile Co., Ltd., the Company’s four largest customers in 2015, respectively. In total, these four largest customers accounted for 38.2% of total sales in 2015. For the year ended December 31, 2014, approximately 11.5%, 8.6%, 8.0% and 7.6% of the Company’s sales were to Fiat Chrysler North America, Dongfeng Auto Group Co., Ltd., Beijing Henglong and SAIC Motor, the Company’s four largest customers in 2014, respectively. In total, these four largest customers accounted for 35.7% of total sales in 2014. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

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

The Company’s management controls approximately 62.6 % of its outstanding common stock and may have conflicts of interest with the Company’s minority stockholders.

As of December 31, 2015, members of the Company’s management beneficially own approximately 62.6 % of the outstanding shares of the Company’s common stock. As a result, except for the related party transactions that require approval of the audit committee of the board of directors of the Company, these majority stockholders have control over decisions to enter into any corporate transaction, which could result in the approval of transactions that might not maximize overall stockholders’ value. Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock. The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders. The Company regularly engages in transactions with entities controlled by one or more of its officers and directors, including those controlled by Mr. Hanlin Chen, the chairman of the board of directors of the Company and its controlling stockholder.

There is a limited public float of the Company’s common stock, which can result in the Company’s stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock or derivative securities.

There is a limited public float of the Company’s common stock. As of December 31, 2015, approximately 37.4 % of the Company’s outstanding common stock is considered part of the public float. The term “public float” refers to shares freely and actively tradable on the NASDAQ Capital Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act. As a result of the limited public float and the limited trading volume on some days, the market price of the Company’s common stock can be volatile, and relatively small changes in the demand for or supply of the Company’s common stock can have a disproportionate effect on the market price for its common stock. This stock price volatility could prevent a security holder seeking to sell the Company’s common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

The Company is subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stock” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of December 31, 2015, the closing price for the Company’s common stock was $ 4.58. If the Company’s stock is a “penny stock”, it may become subject to Rule 15g-9 under the Securities Exchange Act of 1934, the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors,” generally, individuals with a net worth in excess of $1.0 million or annual incomes exceeding $0.2 million, or $0.3 million together with their spouses. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of purchasers to sell any of the Company’s securities in the secondary market.

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

The Company’s long-term business strategy relies on the expansion of its international sales outside China by targeting markets, such as the United States and Brazil. The Company’s net sales outside of China increased from $ 58.3 million in 2014 to $ 61.1 million in 2015. Risks affecting the Company’s international expansion include challenges caused by distance, language and cultural differences, conflicting and changing laws and regulations, foreign laws, international import and export legislation, trading and investment policies, foreign currency fluctuations, the burdens of complying with a wide variety of laws and regulations, protectionist laws and business practices that favor local businesses in some countries, foreign tax consequences, higher costs associated with doing business internationally, restrictions on the export or import of technology, difficulties in staffing and managing international operations, trade and tariff restrictions, and variations in tariffs, quotas, taxes and other market barriers. These risks could harm the Company’s international expansion efforts, which could in turn materially and adversely affect its business, operating results and financial condition.

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

The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of RMB into foreign currency. In July 2005, the Chinese government has adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”. Between July 2005 to December 2015, the exchange rate between the RMB and the U.S. dollar appreciated from RMB1.00 to $ 0.1205 to RMB1.00 to $ 0.1540. Any significant appreciation of the RMB is likely to decrease the income of export products and the cash flow of the Company.

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

It may be difficult to serve the Company with legal process or enforce judgments against the Company or its management.

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

On December 25, 2006, the People’s Bank of China, or PBOC, issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by SAFE on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans with Chinese domestic individuals’ participation require approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese domestic individuals who are granted share options or shares by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with the SAFE and complete certain other procedures. As the Company is an offshore listed company, its Chinese domestic directors and employees who may be granted share options or shares shall become subject to the Stock Option Rule. Under the Stock Option Rule, employees stock holding plans, share option plans or similar plans of offshore listed companies with Chinese domestic individuals’ participation must be filed with the SAFE. After the Chinese domestic directors or employees exercise their options, they must apply for the amendment to the registration with the SAFE. As of December 31, 2015, the Company has completed such SAFE registration and other related procedures according to PRC law. If the Company or its Chinese domestic directors or employees fail to comply with these regulations in the future, the Company or its Chinese domestic directors or employees may be subject to fines or other legal sanctions imposed by the SAFE or other Chinese government authorities.

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

		Total Area	Building Area	Original Cost of
Name of Entity	Product	(sq.m.)	(sq.m.)	Equipment	Site
Henglong	Automotive Parts	97,818	20,226	$55,438	Jingzhou City, Hubei Province
		13,393	13,707	$-	Wuhan City, Hubei Province
Jiulong	Power Steering Gear	39,478	23,728	$35,690	Jingzhou City, Hubei Province
Shenyang	Automotive Steering Gear	35,354	10,425	$6,169	Shenyang City, Liaoning Province
Chongqing	Power Steering Gear	57,849	10,413	$2,431	Chongqing City
Jielong (1)	Electric Power Steering	-	-	$4,813	Wuhan City, Hubei Province
Wuhan Chuguanjie	Electric Power Steering	53,675	-	$-	Wuhan City, Hubei Province
USAI (1)	Sensor Modular	-	-	$1,021	Wuhan City, Hubei Province
Hubei Henglong	Automotive Steering Gear	177,747	65,749	$17,438	Jingzhou City, Hubei Province
Wuhu	Automotive Steering Gear	83,705	27,288	$4,610	Wuhu City, Anhui Province
Fujian Qiaolong	Special Purpose Vehicle Manufacturer	34,449	6,694	$257	Longyan City, Fujian Province
Total		593,468	178,230	$127,867

(1) Jielong and USAI do not own land use rights or buildings by themselves. They rent buildings from Jiulong and Henglong, respectively.

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

MARKET PRICES OF COMMON STOCK

The Company’s common stock has been traded on the NASDAQ Capital Market under the symbol “CAAS”. The high and low bid intra-day prices of the common stock in 2015 and 2014 were reported on NASDAQ for the time periods indicated on the table below. Accordingly, the table below contains the high and low bid closing prices of the common stock as reported on the NASDAQ for the time periods indicated.

	Price Range
	2015		2014
	High	Low	High	Low
First Quarter	$7.28	$6.06	$8.89	$7.14
Second Quarter	$8.95	$7.00	$9.00	$7.26
Third Quarter	$8.22	$4.92	$10.58	$8.36
Fourth Quarter	$6.26	$4.58	$9.61	$6.73

STOCKHOLDERS

The Company’s common shares are issued in registered form. Securities Transfer Corporation in Frisco, Texas is the registrar and transfer agent for the Company’s common stock. As of December 31, 2015, there were 32,121,019 shares of the Company’s common stock (excluding 217,283 shares of the Company’s treasury stock) issued and outstanding and the Company had approximately 62 stockholders of record.

DIVIDENDS

On May 27, 2014, the Company announced the payment of a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014. This special dividend was treated as a return of capital. The Company does not anticipate paying any other cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the Company’s board of directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The securities authorized for issuance under equity compensation plans at December 31, 2015 are as follows:

	Number of securities to be	Weighted average	Number of securities
	issued upon exercise of	exercise price of	remaining available for
Plan category	outstanding options	outstanding options	future issuance
Equity compensation plans approved by security holders	2,200,000	$7.03	1,631,150

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

GENERAL OVERVIEW

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company.” The Company, through its Sino-foreign joint ventures, engages in the manufacture and sales of automotive systems and components in the People’s Republic of China, the “PRC,” or “China.” Genesis, a company incorporated on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, is a wholly-owned subsidiary of the Company. Henglong USA Corporation, “HLUSA,” which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly. Furthermore, the Company owns the following aggregate net interests in the following wholly-owned subsidiaries and joint ventures organized in the PRC as of December 31, 2015 and 2014.

	Aggregate Net Interest
	December 31,	December 31,
Name of Entity	2015	2014
Henglong(1)	100.00%	100.00%
Jiulong(2)	100.00%	100.00%
Shenyang	70.00%	70.00%
USAI	83.34%	83.34%
Wuhu	77.33%	77.33%
Jielong	85.00%	85.00%
Hubei Henglong(3)	100.00%	100.00%
Testing Center	100.00%	100.00%
Beijing Henglong	50.00%	50.00%
Chongqing Henglong(4)	70.00%	70.00%
Brazil Henglong(5)	80.00%	80.00%
Fujian Qiaolong (6)	51.00%	51.00%
Wuhan Chuguanjie (7)	85.00%	85.00%
Shanghai Henglong (8)	100.00%	-

(1)	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light-duty vehicles. On August 11, 2014, the Company entered into the Exchange Agreement with Jiulong Machine under which the Company issued 3,260,000 of its common shares in a private placement for the acquisition of the 20% equity interest in Henglong held by Jiulong Machine. On September 26, 2014, the Company obtained the 20% equity interest in Henglong and completed its share registration with the local government administrative bureau. While the Company retained its controlling interest in Henglong, the Company’s acquisition of the non-controlling interest was accounted for as an equity transaction. (See Notes 17 and 21).

(2)	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles. On August 11, 2014, the Company entered into the Exchange Agreement with Jiulong Machine under which the Company issued 818,000 of its common shares in a private placement for the acquisition of the 19% equity interest in Jiulong held by Jiulong Machine. On September 26, 2014, the Company obtained the 19% equity interest in Jiulong and completed its share registration with the local government administrative bureau. While the Company retained its controlling interest in Jiulong, the Company’s acquisition of the non-controlling interest was accounted for as an equity transaction. (See Notes 17 and 21).

(3)	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

(4)	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

(5)	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sale of automotive parts in Brazil.

(6)	In the second quarter of 2014, the Company acquired a 51.0% ownership interest in Fujian Qiaolong, a special purpose vehicle manufacturer and dealer with automobile repacking qualifications, based in Fujian, China. Fujian Qiaolong mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles. The consideration was approximately $3.0 million.

(7)	In May 2014, Jielong formed a subsidiary, Wuhan Chuguanjie, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China. The registered capital of Wuhan Chuguanjie is RMB30.0 million, equivalent to approximately $4.9 million. As of December 31, 2015, Jielong has completed the capital injection of RMB30 million, equivalent to approximately $4.9 million.

(8)	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sale of automotive electronics. The registered capital of Shanghai Henglong is RMB3.0 million, equivalent to approximately $0.5 million. As of December 31, 2015, Hubei Henglong has completed the capital injection of RMB3.0 million, equivalent to approximately $0.5 million.

RESULTS OF OPERATIONS

2015 Versus 2014 Comparative

Net Sales and Cost of Sales

For the years ended December 31, 2015 and 2014, net sales and cost of sales are summarized as follows (figures are in thousands of USD):

	Net Sales				Cost of sales
	2015	2014	Change		2015	2014	Change
Henglong	$284,355	$293,866	$(9,511)	-3.2%	$240,464	$243,951	$(3,487)	-1.4%
Jiulong	69,982	77,281	(7,299)	-9.4	63,889	68,115	(4,226)	-6.2
Shenyang	33,193	41,873	(8,680)	-20.7	27,976	35,980	(8,004)	-22.3
Wuhu	23,151	26,799	(3,648)	-13.6	21,185	23,100	(1,915)	-8.3
Hubei Henglong	57,383	56,653	730	1.3	43,514	45,561	(2,047)	-4.5
Other Sectors	40,129	43,189	(3,060)	-7.1	32,016	35,571	(3,555)	-10.0
Eliminations	(64,660)	(72,888)	8,228	-11.3	(65,058)	(72,979)	7,921	-10.9
Total	$443,533	$466,773	$(23,240)	-5.0%	$363,986	$379,299	$(15,313)	-4.0%

Net Sales

Net product sales were $443.5 million for the year ended December 31, 2015, as compared to $466.8 million for the year ended December 31, 2014, representing a decrease of $23.3 million, or 5.0%. The decrease was mainly due to the economic slowdown in China. The GDP growth rate was 6.9% in 2015, which was the lowest rate since 2009. As the major part of the Company’s business is in China, the slower economy in China led to decreased vehicle sales, which correspondingly led to a decreased sales volume of the Company as an auto parts supplier.

The product mix change also caused a decline in the Company’s net product sales. With more passenger vehicles assembling EPS, the share of HPS, the Company’s traditional products, is shrinking. Though the Company’s sales of EPS increased substantially, they only partially offset the decline in sales of HPS due to the low percentage of EPS in the product mix. Net sales of traditional steering products were $346.8 million for the year ended December 31, 2015, compared to $411.2 million for 2014, representing a decrease of $64.4 million, or 15.7%. Net sales of EPS were $89.2 million for the year ended December 31, 2015, compared to $50.0 million for 2014, representing an increase of $39.2 million, or 78.4%. As a percentage of net sales, the sales of EPS was 20.1% for the year ended December 31, 2015, compared to 10.7% for 2014.

In order to maintain the share of sales in the commercial vehicle market, most automobile component manufacturers have reduced the price of their products, which led to continuing price decreases of the Company’s steering gears for commercial vehicles. As a competitive steering gear vendor, the Company succeeded in raising the selling prices of its improved high quality products, which were offset by the decreased sales volume in 2015.

The depreciation of the RMB against the U.S. dollar in 2015 also caused a decrease in net sales, as more than 80% of the Company’s business is conducted in China.

In summary, the Company had a decrease in sales volume leading to a sales decrease of $14.2 million, a decrease in average selling price of steering gears leading to a sales decrease of $1.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales decrease of $7.5 million.

Further analysis is as follows:

—	Net sales for Henglong were $284.4 million for the year ended December 31, 2015, compared with $293.9 million for the year ended December 31, 2014, representing a decrease of $9.5 million, or 3.2%, which was mainly due to a decrease in sales of hydraulic power steering gears, partially offset by the increase in sales of EPS. A decrease in sales volume led to a sales decrease of $0.7 million, a decrease in selling price led to a sales decrease of $4.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $4.3 million.

—	Net sales for Jiulong were $70.0 million for the year ended December 31, 2015, compared with $77.3 million for the year ended December 31, 2014, representing a decrease of $7.3 million, or 9.4%, which was mainly due to Chinese sales volume of commercial vehicles in 2015 decreasing by approximately 10.0%. A decrease in sales volume led to a sales decrease of $8.4 million, the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.9 million, and an increase in selling price led to a sales increase of $2.0 million.

—	Net sales for Shenyang were $33.2 million for the year ended December 31, 2015, compared with $41.9 million for the year ended December 31, 2014, representing a decrease of $8.7 million, or 20.8%. The products of Shenyang are mainly sold to Shenyang Brilliance Jinbei Automobile Co., LTD, “Jinbei”, which increasingly uses EPS on its passenger vehicles, while Shenyang mainly engages in the production and sale of hydraulic power steering gears for passenger vehicles, so the sales volumes of Shenyang decreased accordingly. The net sales decrease was mainly due to a decrease in sales volumes with a sales decrease of $6.5 million, the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales decrease of $0.4 million, and a decrease in selling price, which led to a sales decrease of $1.8 million.

—	Net sales for Wuhu were $23.2 million for the year ended December 31, 2015, compared with $26.8 million for the year ended December 31, 2014, representing a decrease of $3.6 million, or 13.4%. The products of Wuhu are mainly sold to Chery Automobile Co., Ltd. “Chery”. Sales volumes of Chery have decreased continuously since 2012. Therefore, Wuhu’s ability to increase its sales is limited. An increase in selling prices led to a sales increase of $0.9 million, the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.4 million and a decrease in sales volumes led to a sales decrease of $4.1 million.

—	Net sales for Hubei Henglong were $57.4 million for the year ended December 31, 2015, compared with $56.7 million for the year ended December 31, 2014, representing an increase of $0.7 million, or 1.2%. All of Hubei Henglong’s products were sold to the United States. The net product sales increase was mainly due to the growth of automotive market demand in North America. An increase in sales volumes led to a sales increase of $1.6 million, a decrease in selling price led to a sales decrease of $0.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.8 million.

—	Net sales for Other Sectors were $40.1 million for the year ended December 31, 2015, compared with $43.2 million for the year ended December 31, 2014, representing a decrease of $3.1 million, or 7.2%, primarily due to Chongqin Henglong’s net sales decreasing by $3.6 million, which was partly offset by Fujian Qiaolong’s increase in net sales.

Cost of Sales

For the year ended December 31, 2015, the cost of sales was $364.0 million, compared with $379.3 million for the year ended December 31, 2014, a decrease of $15.3 million, or 4.0%. The decrease in cost of sales was mainly due to a net decrease in sales volumes with a cost of sales decrease of $5.7 million, a decrease in unit cost with a cost of sales decrease of $3.3 million and the depreciation of the RMB against the U.S. dollar with a cost of sales decrease of $6.3 million. The decrease in the unit cost of sales was primarily due to a decrease in the costs of raw materials, such as steel. Further analysis is as follows:

—	Cost of sales for Henglong was $240.5 million for the year ended December 31, 2015, compared with $244.0 million for the year ended December 31, 2014, representing a decrease of $3.5 million, or 1.4%. This decrease was mainly due to a decrease in sales volumes and the lower unit cost. A decrease in sales volumes resulted in a cost of sales decrease of $0.5 million, a decrease in unit material and subcomponents costs led to a cost of sales decrease of $1.3 million and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of sales decrease of $1.7 million.

—	Cost of sales for Jiulong was $63.9 million for the year ended December 31, 2015, compared with $68.1 million for the year ended December 31, 2014, representing a decrease of $4.2 million, or 6.2%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $7.9 million, an increase in unit cost resulting in a cost of sales increase of $4.6 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.9 million.

—	Cost of sales for Shenyang was $28.0 million for the year ended December 31, 2015, compared with $36.0 million for the year ended December 31, 2014, representing a decrease of $8.0 million, or 22.2%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $5.2 million, a decrease in unit cost resulting in a cost of sales decrease of $2.4 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.4 million.

—	Cost of sales for Wuhu was $21.2 million for the year ended December 31, 2015, compared with $23.1 million for the year ended December 31, 2014, representing a decrease of $1.9 million, or 8.2%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $2.0 million and which were offset by the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.4 million, which were offset by an increase in unit cost resulting in a cost of sales increase of $0.5 million.

—	Cost of sales for Hubei Henglong was $43.5 million for the year ended December 31, 2015, compared with $45.6 million for the year ended December 31, 2014, representing a decrease of $2.1 million, or 4.6%. The net decrease in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $1.5 million, a decrease in unit cost resulting in a cost of sales decrease of $3.0 million and the appreciation of the RMB against U.S. dollar resulting in a cost of sales decrease of $0.6 million.

—	Cost of sales for Other Sectors was $32.0 million for the year ended December 31, 2015, compared with $35.6 million for the year ended December 31, 2014, representing a decrease of $3.6 million, or 10.1%. The decrease in cost of sales for Other Sectors was mainly due to the decrease in cost of sales of Chongqing and offset by the increase in cost of sales of Qiaolong.

Gross margin was 17.9% for the year ended December 31, 2015, representing a 0.8% decrease from 18.7% for the year ended December 31, 2014, which was primarily due to the product mix change and the overall revenue decrease in 2015.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights and scraps. For the year ended December 31, 2015, gain on other sales amounted to $4.4 million, as compared to $11.8 million for the year ended December 31, 2014, representing a decrease of $7.4 million, or 62.7%, which was mainly due to the Company’s sale of land use rights in 2014, while there was no such gain in 2015.

Selling Expenses

For the years ended December 31, 2015 and 2014, selling expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2015	2014	Increase/(Decrease)	Percentage
Transportation expense	$6,003	$6,802	$(799)	-11.8%
Salaries and wages	3,811	3,680	131	3.6
Office expense	2,519	2,926	(407)	-13.9
Rent expense	2,330	2,043	287	14.1
Other expense	340	285	55	19.3
Total	$15,003	$15,736	$(733)	-4.7%

Selling expenses were $15.0 million for the year ended December 31, 2015. As compared to $15.7 million for the year ended December 31, 2014, there was a decrease of $0.7 million, or 4.5%, which was mainly due to the Company’s switch to a more competitive transportation provider in 2015, which resulted in a decrease in transportation expenses of $0.8 million.

General and Administrative Expenses

For the years ended December 31, 2015 and 2014, general and administrative expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2015	2014	Increase/(Decrease)	Percentage
Salaries and wages	$5,822	$5,589	$233	4.2%
Labor insurance expenses	2,898	2,356	542	23.0
Maintenance and repair expenses	783	692	91	13.2
Property and other taxes	1,978	1,834	144	7.9
Provision for bad debts	(146)	96	(242)	-252.1
Office expense	2,046	1,858	188	10.1
Depreciation and amortization expense	1,226	971	255	26.3
Listing expenses (1)	2,225	2,525	(300)	-11.9
Others expenses	138	240	(102)	-42.5
Total	$16,970	$16,161	$809	5.0%

(1)	Listing expenses consisted of the costs associated with legal, accounting and auditing fees for operating a public company. The expenses also included share-based compensation expense for options granted to independent directors.

General and administrative expenses were $17.0 million for the year ended December 31, 2015, compared with $16.2 million for the year ended December 31, 2014, representing an increase of $0.8 million, or 5.0%.

The analysis of expense items with significant fluctuation is as follows:

•	For the year ended December 31, 2015, an increase in labor insurance expenses mainly because of the Company’s improvement in welfare benefits for the management, improvement of certain labor protection facilities and an increase in the number of subsidiaries.

•	There was an increase in depreciation and amortization expense, which was mainly due to an increase in office equipment and an increase in the number of subsidiaries.

•	There was a decrease in listing expenses in 2015, which was mainly due to the decreased investor relations activities and professional service fees.

•	There was a decrease in provision for bad debts in 2015, which was mainly due to the Company’s collection of doubtful accounts in 2015.

Research and Development Expenses

Research and development expenses, “R&D” expenses, were $22.3 million for the year ended December 31, 2015 as compared to $23.0 million for the year ended December 31, 2014, a decrease of $0.7 million, or 3.0%, which was mainly due to a decrease in external technical support fees by $1.3 million, an increase in salaries and wages expenses of research and development related staff by $0.7 million, and a decrease in material consumption by $0.1 million.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce new and innovative products on a cost-competitive basis. In 2015, remaining foreign OEMs significantly increased their demand for EPS, but the related technology in China was still in the research, development and testing stage. In order to expand into the market for EPS, the Company continued its investment in the research and development of EPS in 2015, including assigning the Company’s senior technicians and advanced manufacturing equipment to EPS, establishing the EPS trail-production department, hiring technologists and purchasing advanced technology and testing equipment. At present, the Company has developed several types of EPS suitable for small-engine cars, and has sold certain quantities of EPS.

Income from Operations

Income from operations was $29.7 million for the year ended December 31, 2015 as compared to $44.4 million for the year ended December 31, 2014, a decrease of $14.7 million, or 33.1%, which mainly consisted of a decrease of $8.0 million, or 9.1%, in gross profit and a decrease of $7.4 million, or 62.6%, in gain on other sales, offset by a decrease in operating expenses of $0.7 million, or 1.1%.

Other Income, Net

Other income, net was $0.8 million for the year ended December 31, 2015 as compared to $1.0 million for the year ended December 31, 2014, a decrease of $0.2 million, or 20.0%, primarily as a result of a decrease in the unspecific purpose subsidies being recognized in 2015.

The Company’s government subsidies consisted of specific subsidies and other subsidies. Specific subsidies are the subsidies that the Chinese government has specified its purpose for, such as product development and renewal of production facilities. Other subsidies are the subsidies that the Chinese government has not specified its purpose for and are not tied to future trends or performance of the Company. Receipt of such subsidy income is not contingent upon any further actions or performance of the Company and the amounts do not have to be refunded under any circumstances. The Company recorded specific purpose subsidies as advances payable when received. For specific purpose subsidies, upon government acceptance of the related project development or asset acquisition, the specific purpose subsidies will be recognized to reduce related R&D expenses or cost of asset acquisition. The unspecific purpose subsidies are recognized as other income upon receipt as future performance by the Company is not required.

Interest Expense

Interest expense was $1.3 million for the year ended December 31, 2015 as compared to $1.8 million for the year ended December 31, 2014, a decrease of $0.5 million, or 27.8%, primarily as a result of the decreased bank and government loans.

Financial Income, Net

Financial income, net was $2.9 million for the year ended December 31, 2015 as compared to $2.4 million for the year ended December 31, 2014, an increase of $0.5 million, or 20.8%, primarily as a result of an increase in interest income of $0.5 million.

Income Before Income Tax Expenses and Equity in Earnings of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $32.0 million for the year ended December 31, 2015 compared with $46.1 million for the year ended December 31, 2014, a decrease of $14.1 million, or 30.6%, including a decrease in income from operations of $14.7 million, a decrease in other income of $0.2 million, a decrease in interest expenses of $0.5 million, and an increase in financial income of $0.5 million.

Income Taxes

Income tax expense was $4.5 million for the year ended December 31, 2015 compared to $6.8 million for the year ended December 31, 2014, representing a decrease of $2.3 million, or 33.8%, which was mainly due to a decrease in income before tax and a decrease in effective tax rate. The effective tax rate decreased from 14.7% for the year ended December 31, 2014 to 14.0% for the year ended December 31, 2015, primarily due to an increase in income before tax of certain low effective tax rate subsidiaries.

Net Income

Net income was $27.9 million for the year ended December 31, 2015, compared with net income of $39.6 million for the year ended December 31, 2014, representing a decrease of $11.7 million, or 29.6%, mainly due to a decrease in income before income tax expenses and equity in earnings of affiliated companies of $14.1 million, offset by a decrease in income tax expenses of $2.3 million.

Net Income Attributable to Non-controlling Interests

The Company recorded net income attributable to non-controlling interests of $0.5 million for the year ended December 31, 2015, compared to $6.1 million for the year ended December 31, 2014, representing a decrease of $5.6 million, or 91.8%, mainly due to the Company having completed the acquisition of the non-controlling interests of Henglong and Jiulong, the Company’s subsidiaries, on September 26, 2014.

The Company owns different equity interests in eight non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted for under the equity method, all of the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s consolidated financial statements as of December 31, 2015 and 2014. For the year ended December 31, 2015 and 2014, the Company recorded $0.5 million and $6.1 million, respectively, for the non-controlling interests’ share in the earnings of the consolidated non-wholly owned subsidiaries.

Net Income Attributable to Parent Company

Net income attributable to parent company was $27.4 million for the year ended December 31, 2015. As compared to $33.5 million for the year ended December 31, 2014, there was a decrease of $6.1 million, or 18.2%, due to a decrease in net income of $11.7 million and a decrease in net income attributable to non-controlling interests of $5.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of December 31, 2015, the Company had cash and cash equivalents and short-term investments (excluding pledged short-term investment) of $90.9 million, compared with $109.5 million as of December 31, 2014, a decrease of $18.6 million, or 17.0%.

The Company had working capital of $177.8 million as of December 31, 2015, compared with $198.1 million as of December 31, 2014, representing a decrease of $20.3 million, or 10.2%.

The Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The Company believes that, in view of its current cash position as of December 31, 2015, the cash expected to be generated from the operations and funds available from bank borrowings will be sufficient to meet its working capital and capital expenditure requirements (including the repayment of bank loans) for at least twelve months commencing from December 31, 2015.

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

As of December 31, 2015, the Company had short-term bank loans of $40.9 million and bankers’ acceptances of $71.1 million (see Note 12 to the consolidated financial statements in this Report).

The Company currently expects to be able to obtain similar bank and government loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be reduced by approximately $10.3 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $10.3 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $8.2 million, which is 79.6%, the mortgage ratio, of $10.3 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of December 31, 2015, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD)

	Bank	Due Date	Amount Available (4)	Amount Used		Assessed Mortgage Value (6)
1. Comprehensive credit facilities	Bank of China (5)	Feb 2016	$21,714	$-		$32,340

2. Comprehensive credit facilities	Jingzhou Commercial Bank	Sep 2017	27,720	18,478		57,433

3. Comprehensive credit facilities	Industrial and Commercial Bank	Aug 2016	10,780	-		-

4. Comprehensive credit facilities	Shanghai Pudong Development Bank	Sep 2016	20,020	11,696		8,907

5. Comprehensive credit facilities	China CITIC Bank (1)	Sep 2016	61,599	7,312		9,460
	China CITIC Bank	Jul 2016	4,620	-		5,695

6. Comprehensive credit facilities	China Everbright Bank	Sep 2016	4,620	3,716		7,885

7. Comprehensive credit facilities	China Huaxia Bank (1) (5)	Jan 2016	24,640	16,572		-

8 Comprehensive credit facilities	Fujian Haixia Bank	Mar 2016	2,618	2,601		3,687

9. Comprehensive credit facilities	ICBC Macau	May 2016	30,000	30,000		31,938

10. Comprehensive credit facilities	HSBC (China) Company Limited	Jul 2016	5,000	5,000		5,082

Total			$213,331	$95,375	(2)	$162,427	(3)

(1)	Henglong’s comprehensive credit facility provided by China CITIC Bank and China Hua Xia Bank and each of Henglong and Jiulong also provided a guarantee for these credit facilities in addition to the above pledged assets. As at the date of this Report, the Company is in the process of negotiating the renewal of the credit facilities with these banks. As the Company has obtained sufficient comprehensive lines of credit from other banks, the Company does not anticipate any significant adverse impact on its financial position if the Company fails to renew these credit facilities.

(2)	The amount used includes bank loans of $37.1 million and notes payable of $58.3 million as of December 31, 2015. The remainder of $3.9 million of government loans and $12.5 million of notes payable was 100% secured by bank notes and time deposits without utilization of credit lines.

(3)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of December 31, 2015, the pledged assets included $64.3 million accounts and notes receivable, $5.1 million of long-term time deposits and other pledged assets with assessed value of $93.0 million.

(4)	The amount available is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	As at the date of this Report, the Company is in the process of negotiating the renewal of the credit facilities with these banks. As the Company has obtained sufficient comprehensive lines of credit from other banks, the Company does not anticipate any significant adverse impact on its financial position if the Company fails to renew these credit facilities.

(6)	The pledged cash, which is disclosed in Note 2 to the consolidated financial statements in this Report, was not included in the assessed mortgage value.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company renewed its existing short-term bank loans and borrowed new bank and government loans during 2015 at annual interest rates ranging from 1.5% to 8.03% (depending on the type of currency, credit rating of different subsidiaries and other factors), and loan terms of eleven to twelve months. Pursuant to the comprehensive credit line arrangement the Company pledged and guaranteed:

1.	Accounts receivable with an assessed value of approximately $32.3 million as security for its comprehensive credit facility with the Bank of China;

2.	Equipment with an assessed value of approximately $57.4 million as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank;

4.	Land use rights and buildings with an assessed value of approximately $8.9 million as security for its comprehensive credit facility with Shanghai Pudong Development Bank;

5.	Land use rights and buildings with an assessed value of approximately $15.2 million as security for its comprehensive credit facility with China CITIC Bank; and

6.	Land use rights and buildings with an assessed value of approximately $7.9 million as security for its comprehensive credit facility with China Everbright Bank.

7.	Henglong’s comprehensive credit facility with China Hua Xia Bank is guaranteed by Jiulong, another subsidiary of the Company.

8.	Land use rights and buildings with an assessed value of approximately $3.7 million are pledged as security for the comprehensive credit facility with Fujian Haixia Bank.

9.

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

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB207.1 million (equivalent to approximately $31.9 million). The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013.

On May 7, 2013, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2014. The interest rate of the Credit Facility under the extended term is revised as the three-month LIBOR plus 2.0% per annum, Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged.

On May 13, 2014, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 12, 2015. The interest rate of the Credit Facility under the extended term is revised as the three-month LIBOR plus 2.55% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged. As of May 13, 2015, the interest rate of the Credit Facility was 2.81 % per annum.

On May 8, 2015, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2016. The interest rate of the Credit Facility under the extended term is revised as the three-month LIBOR plus 1.40% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged. As of December 31, 2015, the interest rate of the Credit Facility was 2.01% per annum. As of December 31, 2015, the Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB207.4 million (equivalent to approximately $31.9 million).

10.

On July 16, 2014, Great Genesis entered into a credit facility agreement with HSBC HK to obtain a non-revolving credit facility in the amount of $5.0 million, the “HSBC Credit Facility”. The HSBC Credit Facility expired on July 1, 2015, and the maturity date was extended to July 1, 2016, with an annual interest rate of 1.7%. Interest is paid on the twentieth day of each month and the principal repayment is at maturity. As security for the HSBC Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide HSBC HK with the Standby Letter of Credit for a total amount of not less than $5.3 million if the HSBC Credit Facility is fully drawn.

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

On October 6, 2015, HSBC HK agreed to extend the maturity date of the Credit Facility to July 1, 2016. Hubei Henglong provided a Standby Letter of Credit for an amount of $5.1 million in favor of HSBC HK. The Standby Letter of Credit was issued by HSBC Bank (China) Company Limited Wuhan branch and is collateralized by long-term time deposits of Hubei Henglong of RMB33.0 million (equivalent to approximately $5.1 million). The interest rate of the Credit Facility under the extended term is revised as 1.5% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remained unchanged.

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

	Payment Due Dates
	( in thousands of USD)
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	Years
Short-term loan including interest payable	$41,906	$41,906	$-	$-	$-
Notes payable (1)	71,131	71,131	-	-	-
Obligation for investment contract (2)	5,390	3,080	2,310	-	-
Other contractual purchase commitments, including service agreements	26,381	24,980	1,401	-	-
Total	$144,808	$141,097	$3,711	$-	$-

(1)	Notes payable do not bear interest.

(2)	On September 22, 2014, Hubei Henglong entered into an agreement with other parties to establish the Venture Fund, under which Hubei Henglong has committed to make investments of RMB50.0 million (equivalent to approximately $7.8 million) into the Venture Fund in three installments. As of December 31, 2015, Hubei Henglong has completed a capital contribution of RMB 15 million, equivalent to approximately $2.4 million, representing 16.1% of the Venture Fund’s shares. The remaining capital commitment of RMB 35.0 million (equivalent to approximately $5.4 million) will be paid upon capital calls received from the Venture Fund.

In January 2016, the Company announced a share repurchase program of up to $5 million of its outstanding common shares periodically over the next 12 months, which was approved by the board of directors in December 2015. Repurchases will be made in open market transactions at prevailing market prices subject to applicable laws, regulations and approvals. The timing of the share repurchases will depend on a variety of factors, including market conditions. As of March 30, 2016, no repurchases have yet been made under the program.

Short-term Bank Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of December 31, 2015 (figures are in thousands of USD).

Bank / PRC Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date

ICBC Macau (1)	Working Capital	May 13, 2015	12	2.13%	Pay quarterly	13 May 2016	$30,000
Fujian Haixia Bank	Working Capital	Mar 20, 2015	12	8.03%	Pay quarterly	Mar 20, 2016	2,002
Fujian Haixia Bank	Working Capital	Apr 28, 2015	12	8.03%	Pay quarterly	Apr 28, 2016	46
Fujian Haixia Bank	Working Capital	May 12, 2015	12	7.65%	Pay quarterly	May 12, 2016	31
HSBC Bank (China) Company Limited	Working Capital	Jul 01, 2015	12	1.50%	Pay monthly	30 Jun 2016	5,000
Financial Bureau of Jingzhou Development Zone	Working Capital	Mar 31, 2015	12	2.50%	Pay upon maturity	Apr 20, 2016	3,850
Total							$40,929

(1)	The original borrowing date and maturity date of this loan was May 22, 2012 and May 22, 2013, respectively. The original maturity date was extended to May 13, 2016.

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

Management believes that the Company had complied with such financial covenants as of December 31, 2015, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of December 31, 2015 (figures are in thousands of USD):

			Amount Payable on
Purpose	Term (Month)	Due Date	Due Date
Working Capital (1)	3-6	Jan 2016	$9,122
Working Capital (1)	3-6	Feb 2016	11,427
Working Capital (1)	3-6	Mar 2016	18,883
Working Capital	3-6	Apr 2016	10,826
Working Capital	3-6	May 2016	12,635
Working Capital	3-6	Jun 2016	8,238
Total			$71,131

(1)	The notes payable were repaid in full on their respective due dates.

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

Management believes that the Company had complied with such financial covenants as of December 31, 2015, and will continue to comply with them.

Cash flows

(a)	Operating Activities

Net cash provided by operating activities for the year ended December 31, 2015 was $39.3 million, compared with net cash provided of $45.7 million for the year ended December 31, 2014, representing a decrease of $6.4 million, which was mainly due to the lower net income and cash outflows from movements of operating assets and liabilities by $13.0 million, partially offset by the adjustment to net income related to gain on disposal of fixed assets of $7.5 million and other noncash operating adjustments. The cash outflows from movements of operating assets and liabilities were largely driven by the decrease of both accounts and notes receivable and payable as well as the lower increase in inventories.

(b)	Investing Activities

The Company used net cash of $32.3 million in investment activities during the year ended December 31, 2015, compared to $21.8 million in 2014, representing an increase of $10.5 million, which was mainly due to the increased long-term investments of $0.8 million, an increase in purchases of property, plant and equipment of $23.5 million, a decrease in cash used for purchase of short-term investments and long-term time deposits by $34 million, a decrease in cash received from maturities of short-term investments and long-term time deposits by $15.7 million and a decrease in cash received from property, plant and equipment sales by $6.3 million. (See Note 7).

(c)	Financing Activities

During the year ended December 31, 2015, the Company used net cash of $1.8 million in financing activities, compared to net cash of $9.1 million used by financing activities for 2014, representing a decrease of $7.3 million, which was mainly due to the net effect of: (1) decreased proceeds of $8.5 million from bank and government loans, (2) a decrease of $3.7 million of repayments of bank/government loans, (3) the decrease in dividends paid to common stockholders of $3.2 million and (4) the payment to the non-controlling shareholders of joint ventures of $9.3 million in 2014, while there were no such payments in 2015.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2015 and 2014, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

At December 31, 2015, the Company did not enter into any other commitments except those cash requirements disclosed in the Liquidity and Capital Resources section.

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

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. During 2015, the Company supplied products to North America and settled in cash in U.S. dollars. As a result, appreciation or currency fluctuation of the RMB against the U.S. dollar would increase the cost of export products, and adversely affect the Company’s financial performance.

In July 2005, the Chinese government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During December 2014 to December 2015, the exchange rate between RMB and U.S. dollar depreciated from RMB1.00 to $0.1634 to RMB1.00 to $0.1540. The depreciation of the RMB may continue. Significant depreciation of the RMB is likely to decrease the Company’s income generated from China.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU originally was effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. This ASU shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), deferring the effective date of ASU 2014-09 by one year. We can elect to adopt the provisions of ASU 2014-09 for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. Management is currently assessing the impact the adoption of ASU 2014-09 and the effect of the standard on the Company’s ongoing financial reporting.

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

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." This guidance was issued to simplify the presentation of deferred income taxes. The amendments in this ASU require deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is in the process of evaluating the impact of the standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases”. Under the new guidance, lessees will be required to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. The Company is in the process of evaluating the impact of adopting this guidance.

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

The Company considers an accounting estimate to be critical if:

•	it requires the Company to make assumptions about matters that were uncertain at the time it was making the estimate; and

•	changes in the estimate or different estimates that the Company could have selected would have had a material impact on the Company’s financial condition or results of operations.

The table below presents information about the nature and rationale for the Company critical accounting estimates:

Critical
Balance Sheet	Estimate		Assumptions/Approaches
Caption	Item	Nature of Estimates Required	Used	Key Factors
Accrued liabilities and other long-term liabilities	Warranty obligations	Estimating warranty requires the Company to forecast the resolution of existing claims and expected future claims on products sold. OEMs are increasingly seeking to hold suppliers responsible for product warranties, which may impact the Company’s exposure to these costs.	The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	•OEM sourcing •OEM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments	The Company is required from time-to-time to review the recoverability of certain of its assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	•Future production estimates •Customer preferences and decisions

Inventory	Provision for inventory impairment	The Company is required from time to time to review the cashability of inventory based on projections of anticipated future cash flows, including provision of inventory impairment for over market price and undesirable inventories.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments..	•Future production estimates •Customer preferences and decisions

Deferred income taxes	Recoverability of deferred tax assets	The Company is required to estimate whether recoverability of its deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.	The Company uses historical and projected future operating results, based upon approved business plans, including a review of the eligible carry forward period, tax planning opportunities and other relevant considerations.	•Tax law changes •Variances in future projected profitability, including by taxing entity

Convertible notes payable, warrant liabilities, compound derivative liabilities	Warrant liabilities and compound derivative liabilities	The Company is required to estimate the fair value of warrant liabilities and compound derivative liabilities at conception and completion of each reporting period.	The Company uses Black-Scholes option pricing model to determine fair value of warrant; uses Monte Carlo simulation (“MCS”) valuation techniques to determine fair value of compound derivative liabilities.	•Expected volatility •Risk-free rate •Interest market risk •Credit risk •Redemption activities before maturity

Uncertain tax	Uncertain tax positions	The Company is required to determine and assess all material positions, including all significant uncertain positions in all tax years that are still subject to assessment or challenge under relevant tax statutes.	The Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.

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

The value of the RMB fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the RMB is not readily convertible into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of RMB into foreign currencies such as the U.S. dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On December 31, 2015 and 2014, the exchange rates of RMB against U.S. dollar were RMB1.00 to $0.1540 and RMB1.00 to $0.1640, respectively. Significant appreciation of the RMB is likely to decrease the amount of export products, thus decreasing the Company’s income generated from overseas.

In order to mitigate the currency exchange rate risk, the Company has inserted a currency exchange rate fluctuation compensation provision in its sales contracts with its international customers to the effect that both parties will bear 50% of such loss when the fluctuation is over 8% within that contract year.

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not require collateral or other security to support client receivables since most of its customers are large, well-established companies. The Company's credit risk is also mitigated because its customers are all selected enterprises supported by the local government. One customer, Fiat Chrysler North America, accounted for more than 10% (12.8%) of the Company’s consolidated revenues in 2015. The Company maintains an allowance for doubtful accounts for any potential credit losses related to its trade receivables. The Company does not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies and the Company does not hold or issue derivative financial instruments for trading or speculative purposes.

INTEREST RATE RISK

The Company’s exposure to changes in interest rates results primarily from its credit facility borrowings. As of December 31, 2015, the Company had $30.0 million of outstanding indebtedness, which is subject to interest rate fluctuations. Based on the amount of such borrowings as of December 31, 2015, it is expected that a hypothetical 100 basis point increase in the then current LIBOR rate would increase the Company’s interest expense by $0.3 million on an annual basis.

The Company’s level of outstanding indebtedness fluctuates from time to time and may result in additional payable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)	The financial statements required by this item begin on page 49.
(b)	Selected quarterly financial data for the past two years are summarized in the following table (figures are in thousands of USD, except those for items headed “Basic” and “Diluted”):

	Quarterly Results of Operations
	First		Second		Third		Fourth
	2015	2014	2015	2014	2015	2014	2015	2014
Net sales	$123,443	$114,306	$109,167	$115,476	$90,845	$101,735	$120,078	$135,256
Gross profit	21,671	21,337	21,793	21,583	15,912	20,583	20,171	23,971
Income from operations	9,363	9,770	8,260	16,526	4,950	8,806	7,079	9,330
Net income	8,392	8,311	7,628	13,586	4,381	8,026	7,496	9,671
Net income attributable to noncontrolling interest	(118)	1,537	(31)	2,580	93	1,293	565	642
Net income attributable to parent company’s common shareholders	8,510	6,774	7,659	11,006	4,288	6,733	6,931	9,029
Net income attributable to parent company’s common shareholders per share-
Basic	$0.26	$0.24	$0.24	$0.39	$0.13	$0.24	$0.22	$0.28
Diluted	$0.26	$0.24	$0.24	$0.39	$0.13	$0.24	$0.22	$0.28

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

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

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2015 and determined that internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers ZhongTian LLP, an independent registered public accounting firm, as stated in its report which is included in Item 15 of this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2015. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)

Hanlin Chen	58	Chairman of the Board

Robert Tung	59	Director

Guangxun Xu	65	Director

Arthur Wong	56	Director

Qizhou Wu	51	Chief Executive Officer and Director

Jie Li	46	Chief Financial Officer

Andy Tse	45	Senior Vice President

Yijun Xia	53	Vice President

Daming Hu	57	Chief Accounting Officer

Haimian Cai	52	Vice President

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

Arthur Wong has been an independent director of the Company since May 2012 and is the chairman of the audit committee and a member of the compensation and nominating committees of the Board of Directors. Mr. Wong is currently the chief financial officer of Beijing Radio Cultural Transmission Company Limited, a music production and music data management service company, an independent director and chairman of the audit committees of the following companies: YOU On Demand Holdings, Inc., (NASDAQ:YOD); VisionChina Media Inc. (NASDAQ:VISN), Daqo New Energy Corp. (NYSE: DQ), Petroking Oilfield Services Limited (HKSE: 2178), Sky Solar Holdings, Ltd. (NASDAQ: SKYS) and China Maple Leaf Educational Systems Limited (HKSE: 1317).  He is also an independent director and the chairman of Compensation Committee of Xueda Education Group (NYSE:XUE). Mr. Wong was formerly the chief financial officer of GreenTree Inns Hotel Management Group, Nobao Renewable Energy, and Asia New-Energy. Prior to that, he worked at Deloitte Touche Tohmatsu from 1982 to 2008, in that firm’s San Jose, Hong Kong and Beijing offices, and most recently as a partner in the Beijing office. Mr. Wong received a Bachelor of Science in Applied Economics degree from the University of San Francisco and was awarded a Higher Diploma of Accountancy from Hong Kong Polytechnic. His professional affiliations include being a member of the American Institute of Certified Public Accountants, the Hong Kong Institute of Certified Public Accountants and the Chartered Association of Certified Accountants.

Robert Tung has been an independent director of the Company since September 2003. He is a member of the audit and nominating committees, and the chairman of the compensation committee of the Board of Directors.  At present, Mr. Tung is the China operation vice president of Iraq Development Company of Canada, a leading North American corporation engaging in oilfield and infrastructure development in the Republic of Iraq. In addition, Mr. Tung holds the Grand China sales representative position of TRI Products, Inc., a well-known North American scrap metals, scrap plastics, and spent battery supplier. Mr. Tung also acts as the managing director of North-South Resource International Ltd. which consults on the trading of crude oil, fuel oil, diesel and jet fuels. In addition, Mr. Tung is currently developing the produce distribution channel for selling "green" food in Northern Taiwan.

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

Executive Officers

Jie Li has served as the chief financial officer since September 2007. Prior to that position he served as the corporate secretary from December 2004. Prior to joining the Company in September 2003, Mr. Li was the assistant president of Jingzhou Jiulong Industrial Inc. from 1999 to 2003 and the general manager of Jingzhou Tianxin Investment Management Co. Ltd. from 2002 to 2003. Mr. Li has a Bachelor's degree from the University of Science and Technology of China. He also completed his graduate studies in economics and business management at the Hubei Administration Institute.

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

COMPENSATION DISCUSSION AND ANALYSIS

In 2003, the Board of Directors established a Compensation Committee consisting only of independent Board members, which is responsible for setting the Company’s policies regarding compensation and benefits and administering the Company’s benefit plans. At the end of fiscal year 2015, the Compensation Committee consisted of Mr. Robert Tung, Mr. Guangxun Xu and Mr. Arthur Wong. The members of the Compensation Committee approved the amount and form of compensation paid to executive officers of the Company and set the Company’s compensation policies and procedures during these periods.

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

The Company’s Board of Directors and Compensation Committee have approved the current salaries for executives: RMB2.5 million (equivalent to approximately $0.38) million) for the Chairman, RMB1.6 million (equivalent to approximately $0.25 million) for the CEO, and RMB1.0 million (equivalent to approximately $0.15 million) individually for other officers in 2015.

Performance Bonus

a.	Grantees: Mr. Hanlin Chen, Mr. Qizhou Wu, Mr. Andy Tse, Mr. Jie Li, Mr. Yijun Xia, and Mr. Daming Hu.
b.	Conditions: based on the Company’s consolidated financial statements, (i) the year over year growth rate of sales for 2015 must exceed 5%; and (ii) the year over year growth rate of sales for 2015 must exceed 10%;
c.	Bonus: If condition (i) is satisfied 25% of each officer’s annual salary in 2015. If condition (ii) is satisfied 50% of each officer’s annual salary in 2015.

As of December 31, 2015, the Company did not accrue performance bonuses for Named Executive Officers since the above conditions for awarding performance bonuses were not met.

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

There were no stock options granted to management in 2015.

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

Compensation Tables

Executive Officers

The compensation that Named Executive Officers received for their services for fiscal years ended 2015 and 2014 were as follows (figures are in thousands of USD):

Name and principal position	Year	Salary (1)	Bonus (2)	Option Awards (3)	Total
Hanlin Chen (Chairman)	2015	$246	$0	$-	$246
	2014	$237	$119	$-	$356

Qizhou Wu (CEO)	2015	$164	$0	$-	$164
	2014	$158	$79	$-	$237

Jie Li (CFO)	2015	$98	$0	$-	$98
	2014	$95	$47	$-	$142

Haimian Cai (Vice President)	2015	$150	$0	$-	$150
	2014	$150	$0	$-	$150

(1)	Salary – Please refer to Base Salary disclosed under “Elements of compensation” section above for further details.

(2)	Bonus – Please refer to Performance Bonus disclosed under “Elements of compensation” section above for further details.

(3)	Option Awards – Please refer to Stock Option Awards disclosed under “Elements of compensation” section above for further details.

For detailed information on option exercises and stock vested, please see Note 18 to the consolidated financial statements in this report.

Compensation for Directors

Based on the number of the board of directors’ service years, workload and performance, the Company decides on their pay. The management believes that the pay for the members of the Board of Directors was appropriate as of December 31, 2015. The compensation that directors received for serving on the Board of Directors for fiscal year 2015 was as follows (figures are in thousands of USD):

Name	Fees earned or paid in cash	Option awards (1)	Total
Robert Tung	$48	$35	$83
Guangxun Xu	$44	$35	$79
Arthur Wong	$50	$35	$85

(1)	Other than the cash payment based on the number of a director’s service years, workload and performance, the Company grants 7,500 option awards to each director every year. In accordance with ASC Topic 718, the cost of the above mentioned stock options issued to directors was measured on the grant date based on their fair value. The fair value is determined using the Black-Scholes option pricing model and certain assumptions. Please see Note 18 to the consolidated financial statements in this Report.

The cost of the above-mentioned compensation paid to directors was measured based on investment, operating, technology, and consulting services they provided. All other directors did not receive compensation for their service on the Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose of or direct the disposition of, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 32,121,019 shares of common stock outstanding at December 31, 2015 (exclusive of 217,283 shares of treasury stock).

Name/Title	Total Number of Shares	Percentage Ownership
Hanlin Chen, Chairman (1)	17,849,014	55.57%
Li Ping Xie(1)	17,849,014	55.57%
Wiselink Holdings Limited, “Wiselink” (1)	17,849,014	55.57%
Qizhou Wu, CEO and Director	1,325,136	4.13%
Robert Tung, Director	7,500	0.02%
Haimian Cai, Director	-	-%
Jie Li, CFO(2)	83,403	0.26%
Daming Hu, CAO	-	-%
Tse Andy, Sr. VP	400,204	1.25%
Yijun Xia, VP	17,200	0.05%

All Directors and Executive Officers (8 persons)	19,682,457	61.28%

(1)	These 17,849,014 shares of common stock include: (i) 13,322,547 shares of common stock beneficially owned by Mr. Hanlin Chen; (ii) 1,502,925 shares of common stock beneficially owned by Ms. Liping Xie, Mr. Hanlin Chen’s wife; and (iii) 3,023,542 shares of common stock beneficially owned by Wiselink, a company controlled by Mr. Hanlin Chen.

(2)	Includes 50,000 shares held as nominee for Jiulong Machinery Electricity. On October 13, 2014, the Company issued 4,078,000 of its common shares in a private placement to nominee holders of Jiulong Machinery Electricity for the acquisition of the 19.0% and 20.0% equity interest in Jiulong and Henglong held by Jiulong Machinery Electricity, respectively. All of the nominee holders of Jiulong Machinery Electricity are unrelated parties except for Mr. Jie Li (CFO).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

The following table sets forth the aggregate fees for professional audit services rendered by PricewaterhouseCoopers ZhongTian LLP for the audit of the Company’s annual financial statements, and fees billed for other services for the fiscal years 2015 and 2014. The Audit Committee has approved all of the following fees (figures are in thousands of USD):

	Fiscal Year Ended
	2015	2014
Audit Fees	$723	$863
Audit-Related Fees	-	-
Tax Fees	-	-
Total Fees Paid	$723	$863

AUDIT COMMITTEE’S PRE-APPROVAL POLICY

During the fiscal years ended December 31, 2015 and 2014, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS

1.	Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers ZhongTian LLP

2.	Consolidated Balance Sheets as of December 31, 2015 and 2014

3.	Consolidated Statements of Income for the years ended December 31, 2015 and 2014

4.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014

5.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015 and 2014

6.	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

7.	Notes to Consolidated Financial Statements

(b) EXHIBITS

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002)

10.5	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006)

10.20	Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed on April 2, 2008)

10.21	English Translation of the Sino-Foreign Equity Joint Venture Contract dated January 24, 2010 between Great Genesis Holdings Limited and Beijing Hainachuan Auto Parts Co., Ltd. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2010 filed on March 25, 2010)

21	Schedule of Subsidiaries (incorporated by reference to Note 1 of the consolidated financial statements of the Company in this Annual Report on Form 10-K)

23.1	Consent of PricewaterhouseCoopers ZhongTian LLP*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016, formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income;
(iii)	Consolidated Statements of Comprehensive Income;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Related notes.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: March 30, 2016		/s/ Qizhou Wu

	Name:	Qizhou Wu

	Title:	Chief Executive Officer and President

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

Dated: March 30, 2016		/s/ Hanlin Chen
	Name:	Hanlin Chen
	Title:	Chairman and Director

Dated: March 30, 2016		/s/ Qizhou Wu
	Name:	Qizhou Wu
	Title:	Chief Executive Officer, President and Director

Dated: March 30, 2016		/s/ Jie Li
	Name:	Jie Li
	Title:	Chief Financial Officer

Dated: March 30, 2016		/s/ Daming Hu
	Name:	Daming Hu
	Title:	Chief Accounting Officer

Dated: March 30, 2016		/s/ Robert Tung
	Name:	Robert Tung
	Title:	Director

Dated: March 30, 2016		/s/ Guangxun Xu
	Name:	Guangxun Xu
	Title:	Director

Dated: March 30, 2016		/s/ Arthur Wong
	Name:	Arthur Wong
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO BOARD OF DIRECTORS AND STOCKHOLDERS OF

CHINA AUTOMOTIVE SYSTEMS, INC.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of China Automotive Systems, Inc. and its subsidiaries (collectively “the Company”) at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers ZhongTian LLP

PricewaterhouseCoopers ZhongTian LLP
Shanghai, People’s Republic of China
March 30, 2016

China Automotive Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands of USD, except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$69,676	$68,505
Pledged cash	31,402	33,633
Short-term investments	21,209	41,017
Accounts and notes receivable, net - unrelated parties	254,397	282,348
Accounts and notes receivable, net - related parties	21,918	22,760
Advance payments and others - unrelated parties	4,381	2,124
Advance payments and others - related parties	544	741
Inventories	65,570	64,419
Current deferred tax assets	6,962	7,078
Total current assets	476,059	522,625
Non-current assets:
Long-term time deposits	5,082	-
Property, plant and equipment, net	84,151	82,466
Intangible assets, net	2,793	3,419
Other receivables, net - unrelated parties	3,882	1,619
Other receivables, net - related parties	14	76
Advance payment for property, plant and equipment - unrelated parties	15,192	6,755
Advance payment for property, plant and equipment - related parties	8,863	2,085
Long-term investments	6,152	4,575
Goodwill	608	645
Non-current deferred tax assets	4,899	4,896
Total assets	$607,695	$629,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank and government loans	$40,929	$43,988
Accounts and notes payable - unrelated parties	197,105	213,090
Accounts and notes payable - related parties	6,363	4,857
Customer deposits	1,613	1,885
Accrued payroll and related costs	6,332	7,554
Accrued expenses and other payables	31,383	35,429
Accrued pension costs	4,664	5,586
Taxes payable	9,284	11,557
Amounts due to shareholders/directors	345	380
Current deferred tax liabilities	194	189
Total current liabilities	298,212	324,515
Long-term liabilities:
Advances payable	1,922	6,156
Non-current deferred tax liabilities	266	321
Total liabilities	300,400	330,992
Commitments and Contingencies (Note 29)
Stockholders’ Equity
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued –32,338,302 and 32,338,302 shares at December 31, 2015 and 2014, respectively	3	3
Additional paid-in capital	64,627	64,522
Retained earnings-
Appropriated	10,379	10,178
Unappropriated	206,622	179,435
Accumulated other comprehensive income	18,412	36,119
Treasury stock –217,283 and 217,283 shares at December 31, 2015 and 2014, respectively	(1,000)	(1,000)
Total parent company stockholders’ equity	299,043	289,257
Non-controlling interests	8,252	8,912
Total stockholders’ equity	307,295	298,169
Total liabilities and stockholders’ equity	$607,695	$629,161

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands of USD, except share and per share amounts)

	Year Ended December 31,
	2015	2014

Net product sales ($38,948 and $50,442 sold to related parties for the years ended December 31, 2015 and 2014)	$443,533	$466,773
Cost of products sold ($25,294 and $23,506 purchased from related parties for the years ended December 31, 2015 and 2014)	363,986	379,299
Gross profit	79,547	87,474
Net gain on other sales	4,417	11,821
Operating expenses:
Selling expenses	15,003	15,736
General and administrative expenses	16,970	16,161
Research and development expenses	22,339	22,966
Total operating expenses	54,312	54,863
Operating income	29,652	44,432
Other income, net	844	1,021
Interest expense	(1,337)	(1,788)
Financial income, net	2,888	2,416
Income before income tax expenses and equity in earnings of affiliated companies	32,047	46,081
Less: Income taxes	4,490	6,785
Add: Investment income, net	340	298
Net income	27,897	39,594
Net income attributable to noncontrolling interest	509	6,052
Net income attributable to parent company’s common shareholders	27,388	33,542

Net income attributable to parent company’s common shareholders per share –
Basic	$0.85	$1.15

Diluted	$0.85	$1.15

Weighted average number of common shares outstanding –
Basic	32,121,019	29,062,519
Diluted	32,134,866	29,082,809

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2015	2014

Net income	$27,897	$39,594
Other comprehensive income:
Foreign currency translation loss	(18,557)	(1,057)
Comprehensive income	9,340	38,537
Comprehensive income attributable to noncontrolling interest	(343)	5,680
Comprehensive income attributable to parent company	$9,683	$32,857

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands of USD, except share and per share amounts)

	2015	2014

Common Stock
Balance at January 1, 2015 and 2014 - 32,338,302 and 28,260,302 shares, respectively	$3	$3
Issuance of 4,078,000 shares in a private placement on October 13, 2014	-	-
Balance at December 31, 2015 and 2014 - 32,338,302 and 32,338,302 shares, respectively	$3	$3

Additional Paid-in Capital
Balance at January 1	$64,522	$39,565
Stock-based compensation	105	193
Return of common shareholders’ investment cost	-	(5,047)
Acquisition of the non-controlling interests in Henglong and Jiulong	-	(7,502)
Issuance of 4,078,000 shares in a private placement on October 13, 2014	-	37,313
Balance at December 31	$64,627	$64,522

Retained Earnings— Appropriated
Balance at January 1	$10,178	$10,048
Appropriation of retained earnings	201	130
Balance at December 31	$10,379	$10,178

Unappropriated
Balance at January 1	$179,435	146,023
Net income attributable to parent company	27,388	33,542
Appropriation of retained earnings	(201)	(130)
Balance at December 31	$206,622	$179,435

Accumulated Other Comprehensive Income
Balance at January 1	$36,119	32,061
Other comprehensive income related to the non-controlling interests acquired by the Company	-	4,743
Net foreign currency translation adjustment attributable to parent company	(17,707)	(685)
Balance at December 31	$18,412	$36,119

Treasury Stock
Balance at January 1, 2015 and 2014 - 217,283 and 217,283 shares, respectively	(1,000)	(1,000)
Balance at December 31, 2015 and 2014 - 217,283 and 217,283 shares, respectively	(1,000)	(1,000)

Total parent company stockholders’ equity	$299,043	$289,257

Non-controlling Interest
Balance at January 1	$8,912	$45,071
Net foreign currency translation adjustment attributable to non-controlling interest	(852)	(372)
Net income attributable to non-controlling interest	509	6,052
Fair value of the non-controlling interests arising from the acquisition of Fujian Qiaolong	-	2,793
Acquisition of the non-controlling interests in Henglong and Jiulong	-	(29,812)
Other comprehensive income related to the non-controlling interests acquired by the Company	-	(4,743)
Distribution of retained earnings	(317)	(10,077)
Balance at December 31	$8,252	$8,912

Total stockholders' equity	$307,295	$298,169

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2015	2014

Cash flows from operating activities:
Net income	$27,897	$39,594
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	105	193
Depreciation and amortization	15,273	15,523
Deferred income taxes	(655)	(1,684)
Inventory write downs	2,554	3,908
Reversal of provision for doubtful accounts	(144)	96
Equity in earnings of affiliated companies	(311)	(260)
Gain on disposal of fixed assets	-	(7,475)
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged cash	364	195
Accounts and notes receivable	11,835	(18,712)
Advance payments and other	(3,176)	1,272
Inventories	(7,626)	(10,156)
Increase (decrease) in:
Accounts and notes payable	(2,578)	11,940
Customer deposits	(225)	207
Accrued payroll and related costs	(867)	526
Accrued expenses and other payables	(739)	2,057
Accrued pension costs	(620)	969
Taxes payable	(1,813)	4,231
Advances payable	-	3,273
Net cash provided by operating activities	39,274	45,697

Cash flows from investing activities:
Purchase of short-term investments and long-term time deposits	(12,395)	(46,419)
Proceeds from maturities of short-term investments	25,133	40,828
Increase in other receivables	(1,420)	(43)
Cash received from property, plant and equipment sales	729	7,048
Cash paid to acquire property, plant and equipment (including $13,490 and $2,293 paid to related parties for the years ended December 31, 2015 and 2014, respectively)	(41,704)	(18,038)
Cash paid to acquire intangible assets	(978)	(1,376)
Acquisition of Fujian Qiaolong, net of cash acquired	-	(2,976)
Purchase of long-term investments	(1,636)	(817)
Net cash used in investing activities	(32,271)	(21,793)

Cash flows from financing activities:
Proceeds from bank and government loans	11,420	19,922
Repayment of bank and government loans	(11,822)	(15,501)
Dividends paid to the holders of the Company’s common stock	-	(4,291)
Dividends paid to the non-controlling interest holders of joint venture companies	(1,121)	(9,316)
Decrease (increase) in amounts due to shareholders/directors	(252)	69
Net cash used in financing activities	(1,775)	(9,117)

Cash and cash equivalents affected by foreign currency	(4,057)	(261)
Net increase in cash and cash equivalents	1,171	14,526
Cash and equivalents at beginning of year	68,505	53,979
Cash and equivalents at end of year	$69,676	$68,505

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Year Ended December 31,
	2015	2014

Cash paid for interest	$1,560	$1,214
Cash paid for income taxes	$8,072	$5,877

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Non-cash investing activities:

	Year Ended December 31,
	2015	2014

Advance payments for acquiring property, plant and equipment	$8,125	$4,492
Accounts payable for acquiring property, plant and equipment	$571	$1,569
Accounts receivable for the sale of land use rights	$-	$1,890
Accounts payable for purchasing patented technology	$-	$817

Non-cash financing activities:

	Year Ended December 31,
	2015	2014

Non-controlling interests arising as a result of acquisition of Fujian Qiaolong	$-	$2,793
Issuance of common stock for the acquisition of non-controlling interests in Henglong and Jiulong	$-	$37,314
Dividends payable to the Company’s shareholders	$-	$757
Dividend payable to non-controlling interest shareholders of joint-ventures	$-	$817

The accompanying notes are an integral part of these consolidated financial statements

China Automotive Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Organization and Business

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

The Company owns the following aggregate net interests in the following Sino-foreign joint ventures, wholly-owned subsidiary and joint ventures organized in the PRC and Brazil as of December 31, 2015 and 2014.

	Aggregate Net Interest
Name of Entity	2015	2014
Jingzhou Henglong Automotive Parts Co., Ltd., “ Henglong ” [1]	100.00%	100.00%
Shashi Jiulong Power Steering Gears Co., Ltd., “ Jiulong ” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “ Shenyang ” [3]	70.00%	70.00%
Universal Sensor Application Inc., “ USAI ” [4]	83.34%	83.34%
Wuhu Henglong Auto Steering System Co., Ltd., “ Wuhu ” [5]	77.33%	77.33%
Wuhan Jielong Electric Power Steering Co., Ltd., “ Jielong ” [6]	85.00%	85.00%
Hubei Henglong Automotive System Group Co., Ltd, “ Hubei Henglong ” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “ Testing Center ” [8]	100.00%	100.00%
Beijing Hainachun Henglong Automotive Steering System Co., Ltd, “ Beijing HengLong ” [9]	50.00%	50.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd, “ Chongqing Henglong ” [10]	70.00%	70.00%
CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “ Brazil Henglong ” [11]	80.00%	80.00%
Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong” [12]	51.00%	51.00%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [13]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [14]	100.00%	-

1.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.

2.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

6.	Jielong was established in 2006 and mainly engages in the production and sales of automobile steering columns.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products.

9.	Beijing Henglong was established in 2010 and mainly engages in the design, development and manufacture of both hydraulic and electric power steering systems and parts. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for by the equity accounting method.

10.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

11.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sale of automotive parts in Brazil.

12.	In the second quarter of 2014, the Company acquired a 51.0% ownership interest in Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong”, a special purpose vehicle manufacturer and dealer with automobile repacking qualifications, based in Fujian, China. Fujian Qiaolong mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles.

13.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.

14.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sale of automotive electronics.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the years ended December 31, 2015 and 2014, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and joint ventures, which are described in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company has no voting control in Beijing Henglong, thus such investment was accounted for using the equity method.

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

USAI was formed in 2005. At December 31, 2015, 83.34% of USAI was owned by the Company, and 16.66% of USAI was owned by Hubei Wanlong Investment Inc., “Hubei Wanlong.” The highest authority of the joint venture is USAI’s board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, one of whom, 33%, is appointed by Hubei Wanlong. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. The chairman of such board of directors is appointed by the Company. The general manager of USAI is appointed by the Company.

Jielong was formed in April 2006. As at December 31, 2015, 85% of Jielong was owned by the Company, and 15% of Jielong was owned by Hubei Wanlong. The highest authority of the joint venture is Jielong’s board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, and one of whom, 33%, is appointed by Hubei Wanlong. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. Both the chairman of such board of directors and the general manager of Jielong are appointed by the Company.

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

Pledged Cash - Pledged as guarantee for the Company's notes payable and restricted to use. The Company regularly pays some of its suppliers by bank notes. The Company has to deposit a cash deposit, equivalent to 30%-100% of the face value of the relevant bank note, in order to obtain the bank note.

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

Interest Costs Capitalized - Interest costs incurred in connection with borrowings for the acquisition, construction or installation of property, plant and equipment are capitalized (if significant) and depreciated as part of the asset’s total cost when the respective asset is placed into service. Interest costs capitalized for the year ended December 31, 2015 were $0.2 million. No interest costs were capitalized for the year ended December 31, 2014 since they were not significant.

Intangible Assets - Intangible assets, representing patents and technical know-how acquired, are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful life of 5 to 15 years.

Long-term Time Deposits - Long-term time deposits are comprised of time deposits with terms of more than one year. The carrying values of time deposits approximate fair value because changes in fair value, after considering the discount rate, are immaterial. The interest earned is recognized in the consolidated statements of income over the contractual term of the deposits.

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

Long-term Investments - Investments in corporations which the Company does not have the ability to exert significant influence are stated at cost (if they have no readily determinable fair value), and are reviewed periodically for realization; investments in corporations which the Company has the ability to exert significant influence are accounted for using the equity method. Investments in limited partnerships which the Company has virtually no influence are stated at cost (if they have no readily determinable fair value), and are reviewed periodically for realization; investments in limited partnerships which the Company has more than virtually no influence are accounted for using the equity method.

The Company continually reviews its investment to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, including general market conditions, industry-specific or investee-specific reasons, changes in valuation subsequent to the balance sheet date and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the security is written down to fair value. There were no impairment losses for its long-term investment in the years ended December 31, 2015 and 2014.

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

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisition of interests in its subsidiary. The Company tests goodwill for impairment at the reporting unit level on an annual basis, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. The Company adopted the FASB revised guidance on “Testing of Goodwill for Impairment.” Under this guidance, the Company has the option to choose whether it will apply the qualitative assessment first and then the quantitative assessment, if necessary, or to apply the quantitative assessment directly. For a reporting unit applying a qualitative assessment first, the Company starts the goodwill impairment test by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test uses a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. The Company estimates total fair value of the reporting unit using discounted cash flow analysis, and makes assumptions regarding future revenue, gross margins, working capital levels, investments in new products, capital spending, tax, cash flows, and the terminal value of the reporting unit. There is no loss on goodwill impairment during the year ended December 31, 2015.

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

Uncertain Tax Positions - In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. As of December 31, 2015, the Company has no uncertain tax positions.

Product Warranties - The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the years ended December 31, 2015 and 2014, the warranties activities were as follows (figures are in thousands of USD):

	Year Ended December 31,
	2015	2014
Balance at the beginning of year	$25,011	$22,104
Additions during the year	9,758	12,341
Settlement within the year	(10,179)	(9,354)
Foreign currency translation	(1,531)	(80)
Balance at end of year	$23,059	$25,011

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

Interest Rate Risk - As of December 31, 2015, the Company had bank loans of $30.0 million which were charged at floating interest rates. The remaining bank loans and convertible notes payable were charged at fixed interest rates. Management is monitoring the change of floating interest rates. The Company plans to repay the bank loans with floating interest rates when the floating interest rates exceed fixed interest rates, because such bank loans are short-term and the Company has sufficient credit lines with fixed interest rates.

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

Advertising, Shipping and Handling Costs – Advertising, shipping and handling costs are expensed as incurred and recorded in selling expenses. Shipping and handling costs relating to sales of $6.0million and $6.8million were included in selling expenses for the years ended December 31, 2015 and 2014, respectively.

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

Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As at December 31, 2015 and 2014, the Company did not have any fair value assets and liabilities classified as Level 1.

Level 2 Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As at December 31, 2015 and 2014, the Company did not have any fair value assets and liabilities classified as Level 2.

Level 3 Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). As of December 31, 2015 and 2014, the Company did not have any fair value assets and liabilities classified as Level 3.

The Company’s financial instruments consist principally of cash and cash equivalents, pledged cash, short-term investments, long-term time deposits, accounts and notes receivable, accounts and notes payable, advance payment or payable, other receivable or payable, accrued expenses and bank loans. As of December 31, 2015 and 2014, the respective carrying values of all financial instruments approximated fair value because any changes in fair value, after considering the discount rate, are immaterial.

Stock-Based Compensation - The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

The stockholders of the Company approved a stock incentive plan at the Annual Meeting of the Company held on June 28, 2005, and the maximum number of common shares for issuance under this plan is 2,200,000. The term of the plan is 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Under the stock incentive plan, the Company has issued 568,850 stock options, and 1,631,150 stock options remain to be issuable in the future. As of December 31, 2015, the Company had 105,000 stock options outstanding.

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

Certain Relationships And Related Transactions

The following are the related parties of the Company. The major shareholders of the Company directly or indirectly have interests in these related parties:

•	Jingzhou Henglong Fulida Textile Co., Ltd., “ Fulida ”
•	Xiamen Joylon Co., Ltd., “ Xiamen Joylon ”
•	Shanghai Tianxiang Automotive Parts Co., Ltd., “ Shanghai Tianxiang ”
•	Shanghai Fenglong Materials Co., Ltd., “ Shanghai Fenglong ”
•	Changchun Hualong Automotive Technology Co., Ltd., “ Changchun Hualong ”
•	Jiangling Tongchuang Machining Co., Ltd., “ Jiangling Tongchuang ”
•	Beijing Hualong Century Digital S&T Development Co., Ltd., “ Beijing Hualong ”
•	Shanghai Hongxi Investment Inc., “ Hongxi ”
•	Hubei Wiselink Equipment Manufacturing Co., Ltd., “ Hubei Wiselink ”
•	Jingzhou Derun Agricultural S&T Development Co., Ltd., “ Jingzhou Derun ”
•	Jingzhou Tongying Alloys Materials Co., Ltd., “ Jingzhou Tongying ”
•	WuHan Dida Information S&T Development Co., Ltd., “ WuHan Dida ”
•	Hubei Wanlong Investment Co., Ltd., “ Hubei Wanlong ”
•	Jingzhou Yude Machining Co., Ltd., “ Jingzhou Yude ”
•	Wiselink Holdings Limited, “ Wiselink ”
•	Beijing Hainachuan HengLong Automotive Steering System Co., Ltd., “ Beijing Henglong ”
•	Honghu Changrun Automotive Parts Co., Ltd., “ Honghu Changrun ”
•	Jingzhou Henglong Real Estate Co., Ltd., “ Henglong Real Estate ”
•	Xiamen Joylon Automotive Parts Co., Ltd., “Xiamen Automotive Parts ”
•	Jingzhou Jiulong Machinery and Electronic Trading Co., Ltd., “ Jiulong Machinery ”
•	WuHan Tongkai Automobile Motor Co., Ltd., “ WuHan Tongkai ”
•	Jingzhou Natural Astaxanthin Inc., “Jingzhou Astaxanthin”
•	Hubei Asta Biotech Inc., “Hubei Asta”
•	Shanghai Yifu Automotive Electronics Technology Co., Ltd., “Shanghai Yifu”
•	Suzhou Qingyan Venture Capital Fund L.P., “Suzhou Qingyan”

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU originally was effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. This ASU shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), deferring the effective date of ASU 2014-09 by one year. We can elect to adopt the provisions of ASU 2014-09 for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. Management is currently assessing the impact the adoption of ASU 2014-09 and the effect of the standard on the Company’s ongoing financial reporting.

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

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." This guidance was issued to simplify the presentation of deferred income taxes. The amendments in this ASU require deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is in the process of evaluating the impact of the standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases”. Under the new guidance, lessees will be required to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. The Company is in the process of evaluating the impact of adopting this guidance.

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

The acquisition of Fujian Qiaolong resulted in the recognition of goodwill and intangible assets amounting to $0.6million and $0.9 million, respectively. Intangible assets which have been assessed and recognized, such as patents and developed technology, have a weighted-average useful life of 4.7 years. No significant contingencies were identified which should be valued. Fujian Qiaolong contributed net revenues of $5.6 million and a net loss of $0.2 million to the Company for the year ended December 31, 2014.

Pro forma results of operations for the acquisition of Fujian Qiaolong have not been presented because they are not material to the consolidated results of operations.

4.	Accounts and Notes Receivable

The Company’s accounts receivable at December 31, 2015 and 2014, are summarized as follows (figures are in thousands of USD):

	December 31,
	2015	2014
Accounts receivable - unrelated parties (1)	$141,828	$137,165
Notes receivable - unrelated parties (2) (3)	113,777	146,597
Total accounts and notes receivable- unrelated parties	255,605	283,762
Less: allowance for doubtful accounts- unrelated parties	(1,208)	(1,414)
Accounts and notes receivable- unrelated parties	254,397	282,348
Accounts and notes receivable - related parties	21,918	22,760
Accounts and notes receivable, net	$276,315	$305,108

(1)	As of December 31, 2015, the Company has pledged $32.3 million of accounts receivable as security for its comprehensive credit facility with banks in China.

(2)	Notes receivable represents accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

(3)	As of December 31, 2015, Henglong collateralized its notes receivable in an amount of RMB 232.9 million (equivalent to approximately $35.9 million) as security for the credit facilities with banks in China and the Chinese government, including RMB 207.4 million (equivalent to approximately $31.9 million) in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 12) which is used as security for the non-revolving credit facility in the amount of $30 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau,” and RMB25.5 million (equivalent to approximately $3.9 million) in favor of the Chinese government as security for the low-interest government loan (See Note 12). As of December 31, 2014, Henglong collateralized its notes receivable in an amount of RMB 232.5 million (equivalent to approximately $38.0 million) as security for the credit facilities with banks in China and the Chinese government, including RMB201.8 million (equivalent to approximately $33.0 million) in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 12) which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau,” and RMB30.7 million (equivalent to approximately $5.0 million) in favor of the Chinese government as security for the low-interest government loan (See Note 12).

The activity in the Company’s allowance for doubtful accounts of accounts receivable during the years ended December 31, 2015 and 2014, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2015	2014
Balance at beginning of year	$1,414	$1,349
Amounts provided for during the year	39	124
Amounts reversed of collection during the year	(163)	(54)
Written off during the year	-	-
Foreign currency translation	(82)	(5)
Balance at end of year	$1,208	$1,414

5. Other Receivables

The Company’s other receivables at December 31, 2015 and 2014, are summarized as follows (figures are in thousands of USD):

	December 31,
	2015	2014
Other receivables- unrelated parties (1)	$1,770	$707
Other receivables - employee housing loans (2)	2,175	990
Less: allowance for doubtful accounts - unrelated parties	(63)	(78)
Balance at end of year	$3,882	$1,619

	December 31,
	2015	2014
Other receivables - related parties	$621	$725
Less: allowance for doubtful accounts - related parties	(607)	(649)
Balance at end of year	$14	$76

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.

(2)	On May 28, 2014, the board of directors of the Company approved a loan program under which the Company will lend an aggregate of up to RMB50.0 million (equivalent to approximately $7.7 million) to the employees of the Company to assist them in purchasing houses. Employees are required to pay interest at an annual rate of 6.4%. These loans are unsecured and the term of the loans is generally for five years.

The activity in the Company’s allowance for doubtful accounts of other receivable during the years ended December 31, 2015 and 2014, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2015	2014
Balance at beginning of year- unrelated parties	$78	$62
Amounts provided for during the year- unrelated parties	30	16
Amounts reversed of collection during the year- unrelated parties	(40)	-
Foreign currency translation- unrelated parties	(5)	-
Balance at end of year	$63	$78

	Year Ended December 31,
	2015	2014
Balance at beginning of year- related parties	$649	$621
Amounts provided for during the year- related parties	11	30
Amounts reversed of collection during the year- related parties	(16)	-
Foreign currency translation- related parties	(37)	(2)
Balance at end of year	$607	$649

6. Inventories

The Company’s inventories at December 31, 2015 and 2014, consisted of the following (figures are in thousands of USD):

	December 31,
	2015	2014
Raw materials	$15,653	$15,842
Work in process	14,222	11,849
Finished goods	35,695	36,728
Balance at end of year	$65,570	$64,419

Provision for inventories amounted to $2.6 million and $3.9 million for the years ended December 31, 2015 and 2014, respectively.

7. Long-term Time Deposits

In July 2015, the Company purchased long-term time deposits of RMB33.0 million (equivalent to approximately $5.1 million) with an annual interest rate of 3.12%.

As of December 31, 2015, the Company had pledged long-term time deposits of RMB33.0 million (equivalent to approximately $5.1 million) to secure loans under the credit facility issued by HSBC Bank (China) Company Limited Hong Kong branch (“HSBC HK”) and the use of the pledged long-term time deposits is restricted (See Note 12).

8. Long-term Investments

On January 24, 2010, the Company invested $3.1 million to establish a joint venture company, Beijing Henglong, with Hainachuan. The Company owns 50% equity in Beijing Henglong and can exercise significant influence over Beijing Henglong’s operating and financial policies. The Company accounted for Beijing Henglong’s operational results with the equity method. As of December 31, 2015 and 2014, the Company had $3.8 million and $3.6 million, respectively, of net equity in Beijing Henglong, respectively.

On September 22, 2014, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Venture Fund”, which mainly focuses on investments in emerging automobiles and parts industries. As of December 31, 2015, Hubei Henglong has completed a capital contribution of RMB15 million, equivalent to approximately $2.4 million, representing 16.1% of the Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over the Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of December 31, 2015 and 2014, the Company had $2.4 million and $0.8 million, respectively, of net equity in the Venture Fund, respectively.

The Company’s consolidated financial statements contain the net income of non-consolidated affiliates of $0.3 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively.

9. Property, Plant and Equipment

The Company’s property, plant and equipment at December 31, 2015 and 2014, are summarized as follows (figures are in thousands of USD):

	December 31,
	2015	2014

Costs:
Land use rights and buildings	$51,384	$48,956
Machinery and equipment	120,706	119,597
Electronic equipment	7,527	7,706
Motor vehicles	4,526	4,609
Construction in progress	11,225	5,463
	195,368	186,331
Less: Accumulated depreciation	(111,217)	(103,865)
Balance at end of year	$84,151	$82,466

Depreciation charges for the years ended December 31, 2015 and 2014, were $14.7 million and $15.2 million, respectively.

As of December 31, 2015, the Company has pledged property, plant and equipment with a net book value of approximately $34.1 million as security for its comprehensive credit facilities with banks in China.

During the year ended December 31, 2015, $3.9 million of government subsidies were recorded as a reduction of the cost of property, plant and equipment.

10. Intangible Assets

The Company’s intangible assets at December 31, 2015 and 2014, are summarized as follows (figures are in thousands of USD):

	December 31,
	2015	2014
Costs:
Patent technology	$4,605	$4,887
Management software license	1,036	932
Total intangible assets - at cost (1)	5,641	5,819
Less: Accumulated amortization(2)	(2,848)	(2,400)
Balance at end of the year, net	$2,793	$3,419

(1)	Through the acquisition of Fujian Qiaolong in the second quarter of 2014, the Company acquired $0.9 million of intangible assets, consisting of $0.9 million of patent technology and $ nil of management software licenses, which are amortized over their average remaining useful lives of 3.7 years and 0.1 years, respectively.

(2)	Accumulated amortization expenses were $0.6 million and $0.3 million for the year ended December 31, 2015 and 2014, respectively. The estimated aggregated amortization expense for the five succeeding years is $3.0 million with $0.6 million for each year.

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

The components of deferred income tax assets at December 31, 2015 and 2014, were as follows (figures are in thousands of USD):

	December 31,
	2015	2014

Losses carryforward (U.S.) (1)	$6,498	$7,014
Losses carryforward (Non-U.S.)	2,901	2,000
Product warranties and other reserves	4,344	4,531
Property, plant and equipment	4,656	4,684
Share-based compensation	222	266
Bonus accrual	379	372
Other accruals	995	1,319
Others	1,350	1,496
Total deferred tax assets	21,345	21,682
Less: taxable temporary difference related to revenue recognition	(105)	(472)
Total deferred tax assets, net	21,240	21,210
Less: valuation allowance	(9,379)	(9,236)
Total deferred tax assets, net of valuation allowance (2)	$11,861	$11,974

(1)	The net operating loss carry forwards for the U.S. entity for income tax purposes are available to reduce future years' taxable income. These carry forwards will expire, if not utilized, at varying times over the next 20 years. Net operating loss carryforwards for China entities can be carried forward for 5 years to offset taxable income. However, as of December 31, 2015, valuation allowance was $ 9.4 million, including $6.7 million allowance for the Company’s deferred tax assets in the United States and $2.7 million allowance for the Company’s non-U.S. deferred tax assets in China. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

(2)	Approximately $4.9 million and $4.9 million of deferred income tax assets as of December 31, 2015 and 2014, respectively, is included in non-current deferred tax assets in the consolidated balance sheets. The remaining $7.0 million and $7.1 million of deferred income tax assets as of December 31, 2015 and 2014, respectively, is included in the current deferred tax assets.

The activity in the Company’s valuation allowance for deferred tax assets during the years ended December 31, 2015 and 2014, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2015	2014

Balance at beginning of year	$9,236	$8,918
Amounts provided for during the year	1,062	485
Amounts used during the year	(816)	(160)
Foreign currency translation	(103)	(7)
Balance at end of year	$9,379	$9,236

12. Bank and Government Loans

Loans consist of the following at December 31, 2015 and 2014 (figures are in thousands of USD):

	December 31,
	2015	2014
Short-term bank loan (RMB) (1)	$2,079	$4,085
Short-term bank loan (USD) (2) (3)	35,000	35,000
Short-term government loan (4)	3,850	4,903
Subtotal	40,929	43,988
Balance at end of the year	$40,929	$43,988

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year. At December 31, 2015 and 2014, the weighted average interest rate was 8.0% and 6.5% per annum, respectively. Interest is to be paid monthly or quarterly on the twentieth day of the applicable month or quarter and the principal repayment is at maturity.

(2)	On May 18, 2012, the Company entered into a credit facility agreement, the “Credit Agreement,” with ICBC Macau to obtain a non-revolving credit facility in the amount of $30.0 million, the “Credit Facility”. The Credit Facility would have expired on November 3, 2012 unless the Company drew down the line of credit in full prior to such expiration date, and the maturity date for the loan drawdown was the earlier of (i) 18 months from the drawdown or (ii) 1 month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”. The interest rate of the Credit Facility was calculated based on a three-month LIBOR plus 2.25% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. The interest was calculated daily based on a 360-day year and it was fixed one day before the first day of each interest period. The interest period was defined as three months from the date of drawdown. As security for the Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount not less than $31.6 million if the Credit Facility is fully drawn.

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB207.1 million (equivalent to approximately $32.6 million). The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013.

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

On May 8, 2015, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2016. The interest rate of the Credit Facility under the extended term is revised as the three-month LIBOR plus 1.40% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged. As of December 31, 2015, the interest rate of the Credit Facility was 2.01% per annum.

(3)	On July 16, 2014, Great Genesis entered into a one year credit facility agreement with HSBC HK to obtain a non-revolving credit facility in the amount of $5.0 million, the “HSBC Credit Facility”. The HSBC Credit Facility was renewed, and the maturity date was extended to July 1, 2015, with an annual interest rate of 1.7%. Interest is paid on the twentieth day of each month and the principal repayment is at maturity. As security for the HSBC Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide HSBC HK with the Standby Letter of Credit for a total amount of not less than $5.3 million if the HSBC Credit Facility is fully drawn.

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

On October 6, 2015, HSBC HK agreed to extend the maturity date of the HSBC Credit Facility to July 1, 2016. Hubei Henglong provided a Standby Letter of Credit for an amount of $5.1 million in favor of HSBC HK. The Standby Letter of Credit was issued by HSBC Bank (China) Company Limited Wuhan branch and is collateralized by long-term time deposits of Hubei Henglong of RMB33.0 million (equivalent to approximately $5.1 million). The interest rate of the HSBC Credit Facility under the extended term is revised as 1.5% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remained unchanged.

(4)	On March 28, 2014, the Company received a Chinese government loan of RMB30.0 million (equivalent to approximately $4.9 million), with an interest rate of 3.0% per annum, which matured on March 15, 2015. Henglong pledged RMB30.7 million (equivalent to approximately $5.0 million) of notes receivable as security for such government loan (see Note 4).

On March 31, 2015, the Company received a Chinese government loan of RMB25.0 million (equivalent to approximately $3.8 million), with an interest rate of 2.5% per annum, which will mature on April 20, 2016. Henglong pledged RMB25.5 million (equivalent to approximately $3.9 million) of notes receivable as security for such government loan (see Note 4).

13. Accounts and Notes Payable

The Company’s accounts and notes payable at December 31, 2015 and 2014, are summarized as follows (figures are in thousands of USD):

	December 31,
	2015	2014
Accounts payable - unrelated parties	$126,759	$132,389
Notes payable - unrelated parties (1)	70,346	80,701
Accounts and notes payable - unrelated parties	197,105	213,090
Accounts payable - related parties	5,578	4,857
Notes payable-related parties	785	-
Accounts and notes payable - related parties	6,363	4,857
Balance at end of year	$203,468	$217,947

(1)	Notes payable represent payables in the form of notes issued by the Company. The notes are endorsed by banks to ensure that noteholders will be paid after maturity. The Company has pledged cash, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

14. Accrued Expenses and Other Payables

The Company’s accrued expenses and other payables at December 31, 2015 and 2014, are summarized as follows (figures are in thousands of USD):

	December 31,
	2015	2014

Accrued expenses	$6,186	$6,988
Accrued interest	116	121
Other payables	1,517	1,735
Dividends payable to common shareholders (1)	505	757
Dividends payable to non-controlling interests (2)	-	817
Warranty reserves(3)	23,059	25,011
Balance at end of year	$31,383	$35,429

(1)	On May 27, 2014, the Company announced the payment of a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014. As of December 31, 2015, dividends payable of $ 0.5 million remained unpaid.

(2)	In accordance with the resolution of the board of directors of Shenyang, in March 2015, Shenyang declared a dividend amounting to $1.1 million to its shareholders, of which $0.3 million was payable to the holder of the non-controlling interests. As of December 31, 2015, all of the dividends have been paid to the holder of the non-controlling interests.

(3)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

15. Taxes Payable

The Company’s taxes payable at December 31, 2015 and 2014, are summarized as follows (figures are in thousands of USD):

	December 31,
	2015	2014

Value-added tax payable	$7,016	$6,393
Income tax payable	1,744	4,537
Other tax payable	524	627
Balance at end of year	$9,284	$11,557

16. Advances Payable

On December 31, 2015 and 2014, advances payable of the Company was $1.9 million and $6.2 million, respectively.

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

17. Additional Paid-In Capital

The Company’s positions in respect of the amounts of additional paid-in capital for the year ended December 31, 2015 and 2014, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2015	2014

Balance at beginning of year	$64,522	$39,565
Return of common shareholders’ investment cost (1)	-	(5,047)
Acquisition of the non-controlling interests in Henglong and Jiulong (2)	-	(7,502)
Issuance of common stock in exchange for the non-controlling interests in Henglong and Jiulong (2)	-	37,313
Share-based compensation (3)	105	193
Balance at end of year	$64,627	$64,522

(1)	On May 27, 2014, the Company announced a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014. As China Automotive Systems, the parent company, had an accumulated deficit position as of the date of the dividend declaration, the dividends distributed to the Company’s common shareholders described above are treated as a return of common shareholders’ investment cost.

(2)	On August 11, 2014, the Company entered into the Exchange Agreement with Jiulong Machinery Electricity, under which the Company issued 3,260,000 and 818,000 of its common shares in consideration for the acquisition of the 20% and 19% equity interests in Henglong and Jiulong, respectively, held by Jiulong Machinery Electricity. On September 26, 2014, the Company obtained the 20% and 19% equity interests in Henglong and Jiulong, respectively, and completed its share registrations with the local government administrative bureau. The Company owned 100% of the equity interests in both Henglong and Jiulong as of September 30, 2014. The Company’s acquisitions of the non-controlling interests were accounted for as equity transactions in the year ended December 31, 2014. The total carrying value for the non-controlling interests in both Henglong and Jiulong was $34.5 million, including the accumulated other comprehensive income of $4.7 million related to the noncontrolling interests acquired and other non-controlling interest of $29.8 million. Therefore, the total carrying value of $34.5 million for the non-controlling interests acquired was reclassified from non-controlling interests to the controlling interest’s equity as of September 30, 2014. On October 13, 2014, the Company completed its issuance of 4,078,000 common shares to nominee holders designated by Jiulong Machinery Electricity. The fair market value of the Company’s common stock issued was $37.3 million or $9.15 per share, which was determined on the issuance date of the common shares. The difference between the fair market value of $37.3 million for the Company’s common shares issued and the carrying value of $34.5 million for the non-controlling interest acquired of $2.8 million was recorded as a reduction of additional paid-in capital. Additional paid-in capital of the Company was also decreased by $4.7 million and the accumulated other comprehensive income attributable to Henglong and Jiulong was increased by a corresponding amount.

(3)	On December 11, 2015 and September 16, 2014, the Company granted 22,500 and 22,500 stock options, respectively, to the Company’s independent directors, with the exercise price equal to the closing price of the Company’s common stock traded on NASDAQ on the date of grant. The fair value of stock options was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instruments. The dividend yield assumption is based on historical patterns and future expectations for the Company’s dividends.

18. Stock Options

The stock option plan was approved at the Annual Meeting of Stockholders held on June 28, 2005, and extended for ten years at the Annual Meeting of Stockholders held on September 16, 2014. The maximum common shares available for issuance under this plan is 2,200,000. The term of the plan was extended to June 27, 2025. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees who served over three years or have given outstanding performance, of options to purchase shares of the Company’s common stock. The Company has issued 568,850 stock options under this plan, and there remain 1,631,150 stock options issuable in the future as of December 31, 2015.

Under the aforementioned plan, the stock options granted will have an exercise price equal to the closing price of the Company’s common stock traded on NASDAQ on the date of grant, and will expire two to five years after the grant date. Except for the 298,850 options granted to management in December 2008, which became exercisable on a ratable basis over the vesting period (3 years), the others were exercisable immediately on the grant date. Stock options will be settled in shares of the Company’s common stock upon exercise and are recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” As of December 31, 2015, the Company has sufficient unissued registered common stock for settlement of the stock incentive plan mentioned above.

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

During 2015 and 2014, assumptions used to estimate the fair value of stock options on the grant dates are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
September 16, 2014	120.60%	1.78%	5	0.00%
December 11, 2015	126.25%	1.62%	5	0.00%

The stock options granted during 2015 and 2014 were exercisable immediately and their fair value on the grant date using the Black-Scholes option pricing model were $0.1 million and $0.2 million, respectively. For the years ended December 31, 2015 and 2014, the Company recognized stock-based compensation expenses of $0.1 million and $0.2 million, respectively.

The activities of stock options are summarized as follows, including granted, exercised and forfeited.

			Weighted-Average
		Weighted-Average	Contractual
	Shares	Exercise Price	Term (years)
Outstanding - January 1, 2014	105,000	$8.78	5
Granted	22,500	10.31	5
Cancelled	(30,000)	9.64	5
Outstanding - December 31, 2014	97,500	$8.87	5
Granted	22,500	5.58	5
Cancelled	(15,000)	16.80	5
Outstanding - December 31, 2015	105,000	$7.03	5

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2015:

	Outstanding Stock	Weighted Average	Weighted Average	Number of Stock
Range of Exercise Prices	Options	Remaining Life	Exercise Price	Options Exercisable
$3.50 - $10.00	82,500	2.61	$6.14	82,500
$10.01 - $18.00	22,500	3.69	$10.31	22,500
	105,000			105,000

As of December 31, 2015 and 2014, the total intrinsic value of the Company’s stock options that were outstanding was $0.1 million and $0.2 million, respectively.

As of December 31, 2015 and 2014, the total intrinsic value of the Company’s stock options that were exercisable was $0.1 million and $0.2 million, respectively.

For the years ended December 31, 2015 and 2014, no the Company’s stock options were exercised.

As of December 31, 2015 and 2014, the weighted average fair value of the Company’s stock options that were granted was $4.64 and $8.59, respectively.

19. Retained Earnings

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

For the years ended December 31, 2015 and 2014, the subsidiaries in China appropriated statutory reserves of $0.2 million and $0.1 million, respectively, in respect of the dividends that were declared.

On May 27, 2014, China Automotive Systems, the parent company, announced a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014. As China Automotive Systems had an accumulated deficit position as of the date of the declaration, the dividends distributed to the Company’s common shareholders described above are treated as a return of common shareholders’ investment cost.

20. Accumulated other comprehensive income

The Company’s activities in respect of the amounts of the accumulated other comprehensive income for the year ended December 31, 2015 and 2014, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2015	2014

Balance at beginning of year	$36,119	$32,061
Other comprehensive income related to the non-controlling interests acquired by the Company (See Note 17)	-	4,743
Foreign currency translation adjustment attributable to parent company	(17,707)	(685)
Balance at end of year	$18,412	$36,119

21.  Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the year ended December 31, 2015 and 2014, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2015	2014

Balance at beginning of year	$8,912	$45,071
Fair value of the non-controlling interests arising from the acquisition of Fujian Qiaolong (1)	-	2,793
Acquisition of the non-controlling interests in Henglong and Jiulong (See Note 17)	-	(29,812)
Other comprehensive income related to the non-controlling interests acquired by the Company (See Note 17)	-	(4,743)
Income attributable to non-controlling interests	509	6,052
Dividends declared to the non-controlling interest holders of joint-venture companies(See Note 14)	(317)	(10,077)
Foreign currency translation adjustment attributable to non-controlling interests	(852)	(372)
Balance at end of year	$8,252	$8,912

(1)	In the second quarter of 2014, the Company acquired a 51.0% equity interest in Fujian Qiaolong (See Note 3). The fair value of the non-controlling interest in Fujian Qiaolong is $2.8 million.

22.  Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment and scraps. For the year ended December 31, 2015, gain on other sales amounted to $4.4million, including $4.2 million of gain on sales of materials and iron scrap and aluminum scrap, and $0.2million of gain on sales of property, plant and equipment, as compared to $11.8 million for 2014, including $4.3 million of gain on sales of materials and iron scrap and aluminum scrap, and $7.5 million of gain on sales of property, plant and equipment.

23.  Other Income, Net

The Company recorded government subsidies received with no further condition to be met as other income. As of December 31, 2015 and 2014, the Company has received such subsidies in the amounts of $0.8 million and $1.0 million, respectively.

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

24. Financial Income, Net

During the years ended December 31, 2015 and 2014, the Company recorded financial income (expenses) which are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2015	2014

Interest income	$3,417	$2,957
Foreign exchange loss, net	(12)	(96)
Gain on notes discounted, net	77	136
Bank fees	(594)	(581)
Total financial income, net	$2,888	$2,416

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

According to PRC tax regulation, the Company should withhold income taxes for the profits distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profits that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. . As of December 31, 2015, the Company has recognized deferred tax liabilities of $0.22 million for the remaining undistributed profits to Genesis of $4.4 million. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries permanently. As of December 31, 2015 and 2014, the Company still has undistributed earnings of approximately $228.7 million and $188.3 million, respectively, from investment in the PRC subsidiaries that are considered permanently reinvested. Had the undistributed earnings been distributed to Genesis and not permanently reinvested, the tax provision as of December 31, 2015 and 2014, of approximately $11.4 million and $9.4 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

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

In 2011, Hubei Henglong was awarded the title of “High & New Technology Enterprise”. Based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2013. The Company has passed the re-assessment in 2014 and continues to qualify as a “High & New Technology Enterprise”. Accordingly, it continues to be taxed at the 15% tax rate in 2014, 2015 and 2016.

According to the New CIT, USAI and Testing Center are subject to income tax at a rate of 25% in 2014 and 2015.

Chongqing Henglong was established in 2012. According to the New CIT, Chongqing Henglong is subject to income tax at a uniform rate of 25%. No provision for Chongqing Henglong is made as it had no assessable income for the year ended December 31, 2015.

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million, equivalent to approximately BRL 0.24 million. The Company had no assessable income in Brazil for the years ended December 31, 2015 and 2014.

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

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the years ended December 31, 2015 and 2014.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made for CAAS and HLUSA, as a whole, as the Company had no assessable income in the United States for the year ended December 31, 2015.

The provision for income taxes was calculated as follows (figures are in thousands of USD):

	Year Ended December 31,
	2015	2014

Tax rate	35%	35%
Income before income taxes	$32,047	$46,081
Income tax at federal statutory tax rate	11,216	16,128
Tax benefit of super deduction of R&D expense	(3,160)	(2,871)
Effect of differences in foreign tax rate	(4,467)	(7,756)
Provision on valuation allowance for deferred income tax – U.S.	(728)	188
Provision on valuation allowance for deferred income tax – Non-U.S.	871	297
Other differences	758	799
Total income tax expense	$4,490	$6,785

The combined effects of the income tax exemption and reduction available to the Company are as follows (figures are in thousands of USD unless otherwise indicated):

	Year Ended December 31,
	2015	2014
Tax holiday effect	$4,467	$7,756
Basic net income per share effect	0.14	0.27
Diluted net income per share effect	0.14	0.27

The Company is subject to examination in the United States and China. The Company's tax years for 2004 through 2015 are still open for examination in China. The Company's tax years for 2006 through 2015 are still open for examination in the United States.

Uncertain Tax Positions

The Company did not have any uncertain tax positions for the years ended December 31, 2014 and 2015.

26. Income Per Share

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year.

For diluted income per share, the Company uses the treasury stock method for options, assuming the issuance of common shares, if dilutive, resulting from the exercise of options.

The calculations of basic and diluted income per share attributable to the parent company were (figures are in thousands of USD):

	Year Ended December 31,
	2015	2014

Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$27,388	33,542
Denominator:
Weighted average ordinary shares outstanding – Basic	32,121,019	29,062,519
Dilutive effects of stock options	13,847	20,290
Denominator for dilutive income per share – Diluted	32,134,866	29,082,809
Net income per share attributable to the parent company’s common shareholders
Basic	0.85	1.15
Diluted	0.85	1.15

As of December 31, 2015 and 2014, the exercise prices for 45,000 shares and 60,000 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the year ended December 31, 2015 and 2014, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

The Company grants credit to its customers including Xiamen Joylon, Shanghai Fenglong, Beijing Henglong and Jiangling Yude, which are related parties of the Company. The Company’s customers are mostly located in the PRC except for Fiat Chrysler North America, which is in the U.S.

In 2015, the Company’s ten largest customers accounted for 69.6 % of the Company’s consolidated sales, with 1 customer accounting for more than 10% of consolidated sales (as 12.8% of consolidated sales).

In 2014, the Company’s ten largest customers accounted for 66.8% of the Company’s consolidated sales, with 1 customer accounting for more than 10% of consolidated sales (as 11.5% of consolidated sales).

At December 31, 2015 and 2014, approximately 4.0% and 5.4% of accounts receivable were from trade transactions with the aforementioned customer (accounting for more than 10% of consolidated sales).

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

Related sales and purchases: During the years ended December 31, 2015 and 2014, the joint ventures entered into related party transactions with companies with common directors as shown below (figures are in thousands of USD):

Merchandise Sold to Related Parties

	Year Ended December 31,
	2015	2014
Xiamen Joylon	$-	$7,159
Xiamen Automotive Parts	8,335	4,327
Shanghai Fenglong	296	384
Jingzhou Yude	-	3
Jingzhou Tongying	-	1,321
Beijing Henglong	30,134	37,176
Other Related Parties	183	72
Total	$38,948	$50,442

Technology Sold to Related Parties

	Year Ended December 31,
	2015	2014

Beijing Henglong	$84	$88

Rental Income Obtained from Related Parties

	Year Ended December 31,
	2015	2014

Total rental income	$149	$111

Materials Sold to Related Parties

	Year Ended December 31,
	2015	2014
Jingzhou Tongying	710	638
Jiangling Tongchuang	118	204
Jingzhou Yude	952	910
Other Related Parties	352	92
Total	$2,132	$1,844

Materials Purchased from Related Parties

	Year Ended December 31,
	2015	2014

Honghu Changrun	$1,106	$891
Jiangling Tongchuang	6,427	7,243
Jingzhou Tongying	11,709	11,206
Hubei Wiselink	778	1,629
Wuhan Tongkai	5,004	2,536
Other Related Parties	270	1
Total	$25,294	$23,506

Technology and Services Purchased from Related Parties

	Year Ended December 31,
	2015	2014

Changchun Hualong	$422	$407
Jingzhou Derun	41	-
Beijing Hualong	-	287
Hubei Asta	15	204
Jingzhou Tongying	119	-
Hubei Wiselink	290	-
Jingzhou Yude	130	-
Other Related Parties	44	-
Total	1,061	898

Equipment Purchased from Related Parties

	Year Ended December 31,
	2015	2014

Hubei Wiselink	$6,633	$3,365

Related receivables, advance payments and accounts payable: As of December 31, 2015 and 2014, accounts receivable, advance payments and accounts payable between the Company and related parties are as shown below (figures are in thousands of USD):

Accounts and Notes Receivable from Related Parties

	December 31,
	2015	2014
Xiamen Joylon	$1,871	$4,916
Xiamen Automotive Parts	4,468	929
Shanghai Fenglong	228	332
Jingzhou Yude	2,275	1,953
Jingzhou Tongying	219	349
Beijing Henglong	12,810	14,252
Other Related Parties	47	29
Total	$21,918	$22,760

Other Receivables from Related Parties

	December 31,
	2015	2014
Wuhan Dida	$-	$48
Jiulong Machinery	621	667
Other Related Parties	-	10
Total	621	725
Less: provisions for bad debts	(607)	(649)
Balance at end of year	$14	$76

Other receivables from related parties are primarily unsecured demand loans, with no stated interest rate or due date.

Accounts and Notes Payable to Related Parties

	December 31,
	2015	2014
Shanghai Tianxiang	$346	$176
Jiangling Tongchuang	853	584
Hubei Wiselink	1,736	1,815
Jingzhou Tongying	1,951	1,645
Wuhan Tongkai	1,440	576
Honghu Changrun	35	58
Other Related Parties	2	3
Total	$6,363	$4,857

Advance Payments for Property, Plant and Equipment to Related Parties

	December 31,
	2015	2014
Hubei Wiselink	$3,935	$2,085
Henglong Real Estate	4,928	-
Total	8,863	2,085

Other Advance Payments to Related Parties

	December 31,
	2015		2014
Jiangling Tongchuang	$		$30
Changchun Hualong		77	82
Wuhan Tongkai		4	4
Honghu Changrun		342	511
Other Related Parties		121	114
Total		$544	$741

As of March 30, 2016, the date the Company issued the financial statements, Hanlin Chen, Chairman, owns 55.6% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

b. Commitments

In addition to bank loans, notes payables and the related interest, the following table summarizes the Company’s noncancelable commitments and contingencies as of December 31, 2015 (figures are in thousands of USD):

	Payment Obligations by Period
	2016	2017	2018	Thereafter	Total
Obligations for investment contracts (1)	$3,080	$2,310	$-	$-	$5,390
Obligations for purchasing and service	24,980	$1,401	-	-	26,381
Total	$28,060	$3,711	$-	$-	$31,771

(1)	On September 22, 2014, Hubei Henglong entered into an agreement with other parties to establish the Venture Fund, under which Hubei Henglong has committed to make investments of RMB50.0 million (equivalent to approximately $7.8 million) into the Venture Fund in three installments. As of December 31, 2015, Hubei Henglong has completed a capital contribution of RMB15 million, equivalent to approximately $2.4 million, representing 16.1% of the Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB35.0 million (equivalent to approximately $5.4 million) will be paid upon the capital calls received from the Venture Fund.

30. Off-Balance Sheet Arrangements

At December 31, 2015 and 2014, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of December 31, 2015, the Company had 12 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other seven sectors were engaged in the production and sale of sensor modular (USAI), column (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), commercial vehicle repacking and sales (Fujian Qiaolong), and manufacture and sale of automobile electronic systems and parts (Wuhan Chuguanjie). Since the revenues, net income and net assets of these seven sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the consolidated financial statements, the Company incorporated these seven sectors into “Other Sectors.”

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

The Company’s product sector information from continuing operations is as follows (figures are in thousands of USD):

	Net Sales		Net Income (Loss)
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014

Henglong	$284,355	$293,866	$21,966	$30,593
Jiulong	69,982	77,281	(426)	958
Shenyang	33,193	41,873	1,986	2,271
Wuhu	23,151	26,799	224	1,185
Hubei Henglong	57,383	56,653	6,760	45,748 (1)
Other Sectors	40,129	43,189	1,271	2,005
Total Segments	508,193	539,661	31,781	82,760
Corporate	-	-	(4,283)	(2,950)
Eliminations	(64,660)	(72,888)	399	(40,216)
Total consolidated	$443,533	466,773	$27,897	$39,594

(1)	$40.4 million included in the balance of $45.7 million was income from investment in Henglong in 2014, which has been eliminated at the consolidation level.

	Inventories		Total Assets
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014

Henglong	$26,776	$24,716	$321,800	$310,013
Jiulong	11,839	12,660	66,939	74,994
Shenyang	3,579	3,826	39,414	46,982
Wuhu	3,099	3,116	21,534	24,725
Hubei Henglong	11,791	12,171	254,904	224,495
Other Sectors	11,180	11,106	71,772	74,181
Total Segments	68,264	67,595	776,363	755,390
Corporate	-	-	175,211	186,054
Eliminations	(2,694)	(3,176)	(343,879)	(312,283)
Total consolidated	$65,570	64,419	$607,695	629,161

	Depreciation and Amortization		Capital Expenditures
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014

Henglong	$5,610	$6,732	$6,419	$7,555
Jiulong	3,929	4,258	1,088	2,176
Shenyang	715	728	148	152
Wuhu	668	644	1,345	864
Hubei Henglong	2,819	2,328	11,500	6,207
Other Sectors	1,790	1,561	9,382	8,757
Total Segments	15,531	16,251	29,882	25,711
Corporate	64	21	2	425
Eliminations	(322)	(749)	(669)	(2,929)
Total consolidated	$15,273	$15,523	$29,215	$23,207

Financial information segregated by geographic region is as follows (figures are in thousands of USD):

	Net Sales (1)		Long-term assets
	Year Ended December 31,		As of December 31,
	2015	2014	2015		2014

Geographic region:
United States	$58,465	$57,888	$797		$851
China	382,401	408,493	122,023		96,683
Other foreign countries	2,667	392	516		42
Total consolidated	$443,533	$466,773	$123,336	(2)	$97,576	(2)

(1)	Revenue is attributed to each country based on location of customers.

(2)	Pursuant to ASC 280-10-50-41, the non-current deferred tax assets of $4.9 million and $4.9 million, the goodwill of $0.6 million and $0.6 million and the intangible assets, net of $ 2.8 million and $ 3.4 million were excluded from long-term assets as of December 31, 2015 and 2014, respectively.

EXHIBIT INDEX

Exhibit
Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002)

10.5	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006)

10.20	Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed on April 2, 2008)

10.21	English Translation of the Sino-Foreign Equity Joint Venture Contract dated January 24, 2010 between Great Genesis Holdings Limited and Beijing Hainachuan Auto Parts Co., Ltd. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2009 filed on March 25, 2010)

21	Schedule of Subsidiaries (incorporated by reference to Note 1 of the consolidated financial statements of the Company in this Annual Report on Form 10-K)

23.1	Consent of PricewaterhouseCoopers ZhongTian LLP*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016, formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income;
(iii)	Consolidated Statements of Comprehensive Income;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Related Notes.

*	Filed herewith.

