Form 10-Q
period 2016-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2016-05-12
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes           ☐           No           ☒

As of May 12, 2016, the Company had 32,121,019 shares of common stock issued and outstanding.

 CHINA AUTOMOTIVE SYSTEMS, INC.

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Net product sales ($8,585 and $8,299 sold to related parties for the three months ended March 31, 2016 and 2015)	$116,854	$123,443
Cost of products sold ($6,875 and $7,008 purchased from related parties for the three months ended March 31, 2016 and 2015)	95,842	101,772
Gross profit	21,012	21,671
Gain on other sales	801	1,657
Less: Operating expenses
Selling expenses	4,305	3,624
General and administrative expenses	4,315	4,448
Research and development expenses	6,139	5,893
Total operating expenses	14,759	13,965
Income from operations	7,054	9,363
Other (expense)/income, net	(644)	94
Interest expense	(196)	(474)
Financial income, net	322	753
Income before income tax expenses and equity in earnings of affiliated companies	6,536	9,736
Less: Income taxes	1,053	1,410
Equity in earnings of affiliated companies	62	66
Net income	5,545	8,392
Net loss attributable to non-controlling interests	(164)	(118)
Net income attributable to parent company’s common shareholders	$5,709	$8,510
Comprehensive income:
Net income	$5,545	$8,392
Other comprehensive income:
Foreign currency translation gain/(loss), net of tax	1,650	(1,275)
Comprehensive income	7,195	7,117
Comprehensive loss attributable to non-controlling interests	(85)	(201)
Comprehensive income attributable to parent company	$7,280	$7,318

Net income attributable to parent company’s common shareholders per share

Basic –	$0.18	$0.26

Diluted-	$0.18	$0.26
Weighted average number of common shares outstanding
Basic	32,121,019	32,121,019
Diluted	32,123,588	32,134,732

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$55,399	$69,676
Pledged cash	23,473	31,402
Short-term investments	28,576	21,209
Accounts and notes receivable, net - unrelated parties	276,345	254,397
Accounts and notes receivable, net - related parties	24,760	21,918
Advance payments and others - unrelated parties	7,583	4,381
Advance payments and others - related parties	606	544
Inventories	70,726	65,570
Current deferred tax assets	6,615	6,962
Total current assets	494,083	476,059
Non-current assets:
Long-term time deposits	5,107	5,082
Property, plant and equipment, net	91,830	84,151
Intangible assets, net	2,664	2,793
Other receivables, net - unrelated parties	3,783	3,882
Other receivables, net - related parties	45	14
Advance payment for property, plant and equipment - unrelated parties	12,968	15,192
Advance payment for property, plant and equipment - related parties	8,133	8,863
Long-term investments	6,245	6,152
Goodwill	611	608
Non-current deferred tax assets	4,949	4,899
Total assets	$630,418	$607,695

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank and government loans	$45,370	$40,929
Accounts and notes payable - unrelated parties	210,785	197,105
Accounts and notes payable - related parties	5,994	6,363
Customer deposits	1,591	1,613
Accrued payroll and related costs	6,192	6,332
Accrued expenses and other payables	31,500	31,383
Accrued pension costs	4,952	4,664
Taxes payable	7,968	9,284
Amounts due to shareholders/directors	349	345
Current deferred tax liabilities	194	194
Total current liabilities	314,895	298,212
Long-term liabilities:
Advances payable	774	1,922
Non-current deferred tax liabilities	258	266
Total liabilities	$315,927	$300,400

Commitments and Contingencies (See Note 28)

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued – 32,338,302 and 32,338,302 shares as of March 31, 2016 and December 31, 2015, respectively	$3	$3
Additional paid-in capital	64,627	64,627
Retained earnings-
Appropriated	10,379	10,379
Unappropriated	212,331	206,622
Accumulated other comprehensive income	19,985	18,412
Treasury stock – 217,283 and 217,283 shares as of March 31, 2016 and December 31, 2015, respectively	(1,000)	(1,000)
Total parent company stockholders' equity	306,325	299,043
Non-controlling interests	8,166	8,252
Total stockholders' equity	314,491	307,295
Total liabilities and stockholders' equity	$630,418	$607,695

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$5,545	$8,392
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	3,805	3,965
Reversal of provision for doubtful accounts	(54)	(2)
Inventory write downs	1,414	756
Deferred income taxes	347	(145)
Equity in earnings of affiliated companies	(62)	(66)
Gain on fixed assets disposals	(3)	(10)
Changes in operating assets and liabilities:
(Increase) decrease in:
Pledged cash	8,089	2,843
Accounts and notes receivable	(23,347)	(16,932)
Advance payments and others	(3,145)	(1,330)
Inventories	(6,242)	(5,328)
Increase (decrease) in:
Accounts and notes payable	12,495	13,876
Customer deposits	(26)	(602)
Accrued payroll and related costs	(172)	(300)
Accrued expenses and other payables	91	(236)
Accrued pension costs	265	(242)
Taxes payable	(1,362)	287
Net cash used in (provided by) operating activities	(2,362)	4,926
Cash flows from investing activities:
Increase (decrease) in other receivables	94	(184)
Cash received from property, plant and equipment sales	515	559
Payments to acquire property, plant and equipment	(9,825)	(5,723)
Payments to acquire intangible assets	(3)	(7)
Purchase of short-term investments	(7,814)	(5,889)
Proceeds from maturities of short-term investments	553	7,667
Net cash used in investing activities	(16,480)	(3,577)
Cash flows from financing activities:
Proceeds from bank and government loans	6,500	2,249
Repayments of bank and government loans	(2,265)	(4,884)
Dividends paid to the non-controlling interests	-	(814)
Dividends paid to the holders of the Company’s common stock	-	(252)
Net cash provided by (used in) financing activities	4,235	(3,701)
Effects of exchange rate on cash and cash equivalents	330	(244)
Net decrease in cash and cash equivalents	(14,277)	(2,596)
Cash and cash equivalents at beginning of period	69,676	68,505
Cash and cash equivalents at end of period	$55,399	$65,909

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest	$116	$294
Cash paid for income taxes	719	336

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Three Months Ended March 31,
	2016	2015
Property, plant and equipment recorded during the period for which there previously were advance payments	$4,736	$2,203
Accounts payable for acquiring property, plant and equipment	442	842
Dividends payable to non-controlling interests	-	318

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months Ended March 31, 2016 and 2015

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

The Company owns the following aggregate net interests in the entities established in the People's Republic of China, the “PRC,” and Brazil as of March 31, 2016 and December 31, 2015.

	Percentage Interest
Name of Entity	March 31, 2016	December 31, 2015
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd, “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	100.00%	100.00%
Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong” [9]	50.00%	50.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [10]	70.00%	70.00%
CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong” [11]	80.00%	80.00%
Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong” [12]	51.00%	51.00%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [13]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [14]	100.00%	100.00%

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.
5.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.
6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.
7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.
8.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products.
9.	Beijing Henglong was established in 2010 and mainly engages in the design, development and manufacture of both hydraulic and electric power steering systems and parts. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for using the equity accounting method.
10.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.
11.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil.
12.	In the second quarter of 2014, the Company acquired a 51.0% ownership interest in Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong”, a special purpose vehicle manufacturer and dealer with automobile repacking qualifications, based in Fujian, China. Fujian Qiaolong mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles.
13.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.
14.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.

2.	Basis of presentation and significant accounting policies

(a)	Basis of Presentation

Basis of Presentation – The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The details of subsidiaries are disclosed in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by such accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all necessary adjustments, which include normal recurring adjustments, for a fair statement of the results of operations, financial position and cash flows for the interim periods presented.

The condensed consolidated balance sheet as of December 31, 2015 is derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company’s management believes that the disclosures contained in these financial statements are adequate to make the information presented herein not misleading. For further information, please refer to the financial statements and the notes thereto included in the Company’s 2015 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2016.

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

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting.  The amendments in this Update eliminate the requirement that, when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held.  The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.  The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The amendments should be applied prospectively upon their effective date to increase in the level of ownership interest or degree of influence that result in the adoption of the equity method.  Earlier application is permitted. The Company is in the process of evaluating the impact of the Update on its consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which was further updated by ASU No. 2016-08 in March 2016 and ASU 2016-10 in April 2016. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. The Company is in the process of evaluating the impact of the Update on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU was issued as part of the FASB Simplification Initiative and involves several aspects of accounting for shared-based payment transactions, including the income tax consequences and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is in the process of evaluating the impact of the Update on its consolidated financial statements.

(c)	Significant Accounting Policies

There have been no updates to the significant accounting policies set forth in the notes to the consolidated financial statements for the year ended December 31, 2015.

3.	Pledged cash

Pledged cash is used as guarantees for the Company’s notes payable and its use is restricted. The Company regularly pays some of its suppliers by bank notes. The Company has to make a cash deposit, generally equivalent to 40% - 100% of the face value of the relevant bank note, in order to obtain the bank note.

4.	Short-term investments

Short-term investments are comprised of time deposits with terms of three months or more which are due within one year and wealth management financial products with maturity within one year. The carrying values of time deposits approximate fair value because of their short maturities. The interest earned is recognized in the consolidated statements of income over the contractual term of the deposits. The wealth management financial products are measured at fair value and classified as Level 2 within the fair value measurement hierarchy. The fair value was measured by using directly or indirectly observable inputs in the marketplace. Changes in the fair value are reflected in other income in the consolidated statements of operations and comprehensive income.

The Company’s short-term investments as of March 31, 2016 and December 31, 2015 are summarized as follows (figures are in thousands of USD):

	March 31, 2016	December 31, 2015
Time deposits	$23,325	$21,209
Wealth management financial products measured at fair value	5,251	-
Total	$28,576	$21,209

5.	Accounts and notes receivable, net

The Company’s accounts and notes receivable as of March 31, 2016 and December 31, 2015 are summarized as follows (figures are in thousands of USD):

	March 31, 2016	December 31, 2015
Accounts receivable - unrelated parties (1)	$154,800	$141,828
Notes receivable - unrelated parties (2) (3)	122,705	113,777
Total accounts and notes receivable- unrelated parties	277,505	255,605
Less: allowance for doubtful accounts - unrelated parties	(1,160)	(1,208)
Accounts and notes receivable, net - unrelated parties	276,345	254,397
Accounts and notes receivable, net - related parties	24,760	21,918
Accounts and notes receivable, net	$301,105	$276,315

(1)	As of March 31, 2016 and December 31, 2015, the Company has pledged nil and $32.5 million, respectively, of accounts receivable as security for its comprehensive credit facilities with banks in China.

(2)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

(3)

As of March 31, 2016, Henglong collateralized its notes receivable in an amount of RMB243.6 million, equivalent to approximately $37.7 million, as security for the credit facilities with banks in China and the Chinese government, including RMB218.4 million, equivalent to approximately $33.8 million, in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 13) which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau”, and RMB25.0 million, equivalent to approximately $3.9 million, as security in favor of the Chinese government for the low-interest government loan (See Note 13).

As of December 31, 2015, Henglong collateralized its notes receivable in an amount of RMB232.9 million, equivalent to approximately $35.8 million, as security for the credit facilities with banks in China and the Chinese government, including RMB207.4 million, equivalent to approximately $31.9 million, in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 13) which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau,” and RMB25.5 million, equivalent to approximately $3.9 million, in favor of the Chinese government as security for the low-interest government loan.

6.	Inventories

The Company’s inventories as of March 31, 2016 and December 31, 2015 consisted of the following (figures are in thousands of USD):

	March 31, 2016	December 31, 2015
Raw materials	$17,920	$15,653
Work in process	15,757	14,222
Finished goods	37,049	35,695
Total	$70,726	$65,570

Provision for inventories amounted to $1.4 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

7.	Other receivables, net

The Company’s other receivables as of March 31, 2016 and December 31, 2015 are summarized as follows (figures are in thousands of USD):

	March 31, 2016	December 31, 2015
Other receivables - unrelated parties (1)	$1,784	$1,770
Other receivables - employee housing loans (2)	2,062	2,175
Less: allowance for doubtful accounts - unrelated parties	(63)	(63)
Other receivables, net - unrelated parties	$3,783	$3,882

	March 31, 2016	December 31, 2015
Other receivables - related parties (1)	$655	$621
Less: allowance for doubtful accounts - related parties	(610)	(607)
Other receivables, net - related parties	$45	$14

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.
(2)	On May 28, 2014, the board of directors of the Company approved a loan program under which the Company will lend an aggregate of up to RMB50.0 million, equivalent to approximately $7.7 million, to the employees of the Company to assist them in purchasing houses. Employees are required to pay interest at an annual rate of 6.4%. These loans are unsecured and the term of the loans is generally five years.

8.	Long-term time deposits

In July 2015, the Company purchased long-term time deposits of RMB33.0 million, equivalent to approximately $5.1 million, with an annual interest rate of 3.12%.

As of March 31, 2016 and December 31, 2015, the Company had pledged long-term time deposits of RMB33.0 million, equivalent to approximately $5.1 million, to secure loans under the credit facility issued by HSBC Bank (China) Company Limited Hong Kong branch (“HSBC HK”) and the use of the pledged long-term time deposits is restricted (See Note 13).

9.	Long-term investments

On January 24, 2010, the Company invested $3.1 million to establish a joint venture company, Beijing Henglong, with Hainachuan. The Company owns 50% of the equity in Beijing Henglong and can exercise significant influence over Beijing Henglong’s operating and financial policies. The Company accounted for Beijing Henglong’s operational results using the equity method. As of March 31, 2016 and December 31, 2015, the Company had $3.8 million and $3.8 million of net equity in Beijing Henglong, respectively.

On September 22, 2014, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Venture Fund”, which mainly focuses on investments in emerging automobiles and parts industries. As of March 31, 2016, Hubei Henglong has completed a capital contribution of RMB15 million, equivalent to approximately $2.4 million, representing 16.1% of the Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over the Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of March 31, 2016 and December 31, 2015, the Company had $2.3 million and $2.4 million of net equity in the Venture Fund, respectively.

The Company’s consolidated financial statements reflect the net income of non-consolidated affiliates of $0.1 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

10.	Property, plant and equipment, net

The Company’s property, plant and equipment as of March 31, 2016 and December 31, 2015 are summarized as follows (figures are in thousands of USD):

	March 31, 2016	December 31, 2015
Land use rights and buildings	$51,941	$51,384
Machinery and equipment	128,805	120,706
Electronic equipment	7,553	7,527
Motor vehicles	4,576	4,526
Construction in progress	14,265	11,225
Total amount of property, plant and equipment	207,140	195,368
Less: Accumulated depreciation (1)	(115,310)	(111,217)
Total amount of property, plant and equipment, net (2)(3)	$91,830	$84,151

(1)	As of March 31, 2016 and December 31, 2015, the Company had pledged property, plant and equipment with net book value of $33.1 million and $34.1 million, respectively, for its comprehensive credit facilities with banks in China.
(2)	Depreciation charges were $3.6 million and $3.8 million for the three months ended March 31, 2016 and 2015, respectively.
(3)	During the three months ended March 31, 2016, $1.2 million of government subsidies were recorded as a reduction of the cost of property, plant and equipment.
(4)	Interest costs capitalized for the three months ended March 31, 2016 were $0.1 million. No interest costs were capitalized for the three months ended March 31, 2015 since they were not significant.

11.	Intangible assets

The Company’s intangible assets as of March 31, 2016 and December 31, 2015 are summarized as follows (figures are in thousands of USD):

	March 31, 2016	December 31, 2015
Costs:
Patent technology	$4,629	$4,605
Management software license	1,043	1,036
Total intangible assets	5,672	5,641
Less: Amortization (1)	(3,008)	(2,848)
Total intangible assets, net	$2,664	$2,793

(1)	Amortization expenses were $0.2 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

12.	Deferred income tax assets

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

The components of estimated deferred income tax assets as of March 31, 2016 and December 31, 2015 are as follows (figures are in thousands of USD):

	March 31, 2016	December 31, 2015

Losses carry forward (U.S.) (1)	$6,440	$6,498
Losses carry forward (Non-US) (1)	2,560	2,901
Product warranties and other reserves	4,528	4,344
Property, plant and equipment	4,678	4,656
Share-based compensation	222	222
Bonus accrual	432	379
Other accruals	850	995
Others	1,498	1,350
Total deferred tax assets	21,208	21,345
Less: taxable temporary difference related to revenue recognition	(693)	(105)
Total deferred tax assets, net	20,515	21,240
Less: Valuation allowance	(8,951)	(9,379)
Total deferred tax assets, net of valuation allowance (2)	$11,564	$11,861

(1)	The net operating losses carry forward for the U.S. entities for income tax purposes are available to reduce future years' taxable income. These losses will expire, if not utilized, in 20 years. Net operating losses carry forward for China entities can be carried forward for 5 years to offset taxable income. However, as of March 31, 2016, the valuation allowance was $9.0 million, including $6.7 million allowance for the Company’s deferred tax assets in the United States and $2.3 million allowance for the Company’s non-U.S deferred tax assets in China. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the deferred tax assets in other countries, pursuant to certain tax laws and regulations, the management believes such amount will not be used to offset future taxable income.

(2)	Approximately $4.9 million and $4.9 million of net deferred income tax asset as of March 31, 2016 and December 31, 2015, respectively, are included in non-current deferred tax assets in the accompanying condensed unaudited consolidated balance sheets. The remaining $6.6 million and $7.0 million of net deferred income tax assets as of March 31, 2016 and December 31, 2015, respectively, are included in current deferred tax assets.

13.	Bank and government loans

Loans consist of the following as of March 31, 2016 and December 31, 2015 (figures are in thousands of USD):

	March 31, 2016	December 31, 2015
Short-term bank loan (1)	$6,500	$2,079
Short-term bank loan (2) (3)	35,000	35,000
Short-term government loan (4)	3,870	3,850
Bank and government loans	$45,370	$40,929

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year (See Note 10). As of March 31, 2016 and December 31, 2015, the weighted average interest rate was 6.3% and 8.0% per annum, respectively. Interest is to be paid monthly or quarterly on the twentieth day of the applicable month or quarter and the principal repayment is at maturity.

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

On May 8, 2015, ICBC Macau agreed to extend the maturity date of the Credit Facility to May 13, 2016. The interest rate of the Credit Facility under the extended term is revised as the three-month LIBOR plus 1.40% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged. As of March 31, 2016, the interest rate of the Credit Facility was 2.83% per annum.

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

On July 22, 2014, Great Genesis drew down a loan amounting to $5.0 million provided by HSBC HK and Hubei Henglong provided a Standby Letter of Credit for an amount of $5.4 million in favor of HSBC HK. Hubei Henglong’s Standby Letter of Credit was issued by HSBC Bank (China) Company Limited Wuhan branch and is collateralized by long-term time deposits of Hubei Henglong of RMB33.0 million, equivalent to approximately $5.4 million.

On October 6, 2015, HSBC HK agreed to extend the maturity date of the Credit Facility to July 1, 2016. Hubei Henglong provided a Standby Letter of Credit in an amount of $5.1 million in favor of HSBC HK. The Standby Letter of Credit was issued by HSBC Bank (China) Company Limited Wuhan branch and is collateralized by long-term time deposits of Hubei Henglong of RMB33.0 million, equivalent to approximately $5.1 million. The interest rate of the Credit Facility under the extended term is revised as 1.5% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remained unchanged.

(4)	On March 31, 2015, the Company received a Chinese government loan of RMB25.0 million, equivalent to approximately $3.9 million, with an interest rate of 2.5% per annum, which will mature on April 20, 2016. Henglong pledged RMB25.2 million, equivalent to approximately $3.9 million, of notes receivable as security for such Chinese government loan (See Note 5).

14.	Accounts and notes payable

The Company’s accounts and notes payable as of March 31, 2016 and December 31, 2015 are summarized as follows (figures are in thousands of USD):

	March 31, 2016	December 31, 2015
Accounts payable - unrelated parties	$135,635	$126,759
Notes payable - unrelated parties (1)	75,150	70,346
Accounts and notes payable - unrelated parties	210,785	197,105
Accounts payable - related parties	5,335	5,578
Notes payable-related parties	659	785
Accounts and notes payable - related parties	5,994	6,363
Balance at end of period	$216,779	$203,468

(1)	Notes payable represent accounts payable in the form of bills of exchange whose acceptances are guaranteed and settlements are handled by banks. The Company has pledged cash deposits, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

15.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of March 31, 2016 and December 31, 2015 are summarized as follows (figures are in thousands of USD):

	March 31, 2016	December 31, 2015
Accrued expenses	$5,804	$6,186
Accrued interest	345	116
Other payables	1,659	1,517
Dividends payable to common shareholders (1)	505	505
Warranty reserves (2)	23,187	23,059
Total	$31,500	$31,383

(1)	On May 27, 2014, the Company announced the payment of a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014. As of March 31, 2016, dividends payable of $0.5 million remained unpaid.
(2)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three months ended March 31, 2016 and 2015, and for the year ended December 31, 2015, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2016	2015	2015
Balance at beginning of the period	$23,059	$25,011	$25,011
Additions during the period	1,795	2,095	9,758
Settlement within period, by cash or actual materials	(1,551)	(1,094)	(10,179)
Foreign currency translation loss	(116)	(94)	(1,531)
Balance at end of the period	$23,187	$25,918	$23,059

16.	Taxes payable

The Company’s taxes payable as of March 31, 2016 and December 31, 2015 are summarized as follows (figures are in thousands of USD):

	March 31, 2016	December 31, 2015
Value-added tax payable	$5,830	$7,016
Income tax payable	1,589	1,744
Other tax payable	549	524
Total	$7,968	$9,284

17.	Advances payable

As of March 31, 2016 and December 31, 2015, advances payable by the Company were $0.8 million and $1.9 million, respectively.

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

The Company’s positions in respect of the amounts of additional paid-in capital for the three months ended March 31, 2016 and 2015, and the year ended December 31, 2015 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2016	2015	2015
Balance at beginning of the period	$64,627	$64,522	$64,522
Share-based compensation (1)	-	-	105
Balance at end of the period	$64,627	$64,522	$64,627

(1)	On December 11, 2015, the Company granted 22,500 stock options to the Company’s independent directors, with the exercise price equal to the closing price of the Company’s common stock traded on NASDAQ on the date of grant. The fair value of stock options was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instruments. The dividend yield assumption is based on historical patterns and future expectations for the Company’s dividends.

Assumptions used to estimate the fair value of stock options on the grant dates are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield

December 11, 2015	126.25%	1.62%	5	0.00%

The above stock options were vested and exercisable immediately. Their fair value on the grant date of December 11, 2015 using the Black-Scholes option pricing model was $0.1 million. For the year ended December 31, 2015, the Company recognized stock-based compensation expenses of $0.1 million.

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

When the statutory surplus reserve reaches 50% of the registered capital of a company, additional reserve is no longer required. However, the reserve cannot be distributed to venture partners. Based on the business licenses of the PRC subsidiaries, the registered capital of Henglong, Jiulong, Shenyang, USAI, Jielong, Wuhu, Hubei Henglong, Fujian and Chongqing are $10.0 million, $4.2 million (equivalent to RMB35.0 million), $8.1 million (equivalent to RMB67.5 million), $2.6 million, $6.0 million, $3.8 million (equivalent to RMB30.0 million), $39.0 million and $9.5 million (equivalent to RMB60.0 million), respectively.

The Company’s activities in respect of the amounts of appropriated retained earnings for the three months ended March 31, 2016 and 2015, and the year ended December 31, 2015 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2016	2015	2015
Balance at beginning of the period	$10,379	$10,178	$10,178
Appropriation of retained earnings	-	-	201
Balance at end of the period	$10,379	$10,178	$10,379

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three months ended March 31, 2016 and 2015, and the year ended December 31, 2015 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2016	2015	2015
Balance at beginning of the period	$206,622	$179,435	$179,435
Net income attributable to parent company	5,709	8,510	27,388
Appropriation of retained earnings	-	-	(201)
Balance at end of the period	$212,331	$187,945	$206,622

20.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of the accumulated other comprehensive income for the three months ended March 31, 2016 and 2015, and the year ended December 31, 2015 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2016	2015	2015
Balance at beginning of the period	$18,412	$36,119	$36,119
Foreign currency translation adjustment attributable to parent company	1,573	(1,192)	(17,707)
Balance at end of the period	$19,985	$34,927	$18,412

21.	Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three months ended March 31, 2016 and 2015, and the year ended December 31, 2015 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2016	2015	2015
Balance at beginning of the period	$8,252	$8,912	$8,912
Income/(loss) attributable to non-controlling interests	(165)	(118)	509
Dividends declared to the non-controlling interest holders of joint-venture companies (See Note 15)	-	(318)	(317)
Foreign currency translation adjustment attributable to non-controlling interests	79	(83)	(852)
Balance at end of the period	$8,166	$8,393	$8,252

22.	Gain on other sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, and scraps. For the three months ended March 31, 2016, gain on other sales amounted to $0.8 million as compared to $1.7 million for the three months ended March 31, 2015, representing a decrease of $0.9 million.

23.	Financial income, net

During the three months ended March 31, 2016 and 2015, the Company recorded financial income, net which is summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2016	2015

Interest income	$424	$672
Foreign exchange loss, net	14	165
Gain of cash discount, net	3	30
Bank fees	(119)	(114)
Total financial income, net	$322	$753

24.	Income tax rate

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

According to PRC tax regulation, the Company should withhold income taxes for the profits distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profits that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. As of March 31, 2016, the Company has recognized deferred tax liabilities of $0.19 million for the remaining undistributed profits to Genesis of $3.9 million. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries permanently. As of March 31, 2016 and December 31, 2015, the Company still has undistributed earnings of approximately $237.0 million and $228.7 million, respectively, from investment in the PRC subsidiaries that are considered permanently reinvested. Had the undistributed earnings been distributed to Genesis and not permanently reinvested, the tax provision as of March 31, 2016 and December 31, 2015 of approximately $11.9 million and $11.4 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

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

In 2013, Jielong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% for 2013, 2014 and 2015. The Company estimated the applied tax rate in 2016 to be 15% as it is likely to pass the re-assessment in 2016 and continue to qualify as “High & New Technology Enterprise”.

In 2011, Hubei Henglong was awarded the title of “High & New Technology Enterprise”. Based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2013. The Company has passed the re-assessment in 2014 and continues to qualify as a “High & New Technology Enterprise”. Accordingly, it continues to be taxed at the 15% tax rate in 2014, 2015 and 2016.

According to the New CIT, USAI and Testing Center are subject to income tax at a rate of 25% in 2015 and 2016.

Chongqing Henglong was established in 2012. According to the New CIT, Chongqing Henglong is subject to income tax at a uniform rate of 25%. No provision for Chongqing Henglong is made as it had no assessable income for the three months ended March 31, 2016 and 2015.

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million, equivalent to approximately BRL 0.24 million. The Company had no assessable income in Brazil for the three months ended March 31, 2016 and 2015.

Fujian Qiaolong was acquired in the second quarter of 2014. In November 2011, Fujian Qiaolong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2011, 2012 and 2013. In 2014, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, it will continue to be taxed at the 15% tax rate in 2014, 2015 and 2016. No provision for Fujian Qiaolong is made as it had no assessable income for the three months ended March 31, 2016 and 2015.

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the three months ended March 31, 2016 and 2015.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made for CAAS and HLUSA as a whole, as the Company had no assessable income in the United States for the three months ended March 31, 2016 and 2015.

The Company’s effective tax rate was 16.1% for the three months ended March 31, 2016, compared with 14.4% for the three months ended March 31, 2015.

25.	Income per share

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

The calculation of basic and diluted income per share attributable to the parent company for the three months ended March 31, 2016 and 2015, was (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$5,709	$8,510
Denominator:
Weighted average shares outstanding	32,121,019	32,121,019
Dilutive effects of stock options	2,569	13,713
Denominator for dilutive income per share – Diluted	32,123,588	32,134,732

Net income per share attributable to parent company’s common shareholders – Basic	$0.18	$0.26
Net income per share attributable to parent company’s common shareholders – Diluted	$0.18	$0.26

As of March 31, 2016 and 2015, the exercise prices for 82,500 shares and 60,000 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the three months ended March 31, 2016 and 2015, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

The Company grants credit to its customers including Xiamen Joylon, Xiamen Automotive Parts, Shanghai Fenglong and Jingzhou Yude, which are related parties of the Company. The Company’s customers are mostly located in the PRC.

During the three months ended March 31, 2016, the Company’s ten largest customers accounted for 67.1% of its consolidated net product sales, with two customers individually accounting for more than 10% of consolidated net sales, i.e., 12.4% and 12.1%. As of March 31, 2016, approximately 13.8% of accounts receivable were from trade transactions with the aforementioned two customers, and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

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

27.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended March 31,
	2016	2015
Merchandise sold to related parties	$8,585	$8,299
Rental income obtained from related parties	31	33
Materials and others sold to related parties	223	429
Total	$8,839	$8,761

Related purchases

	Three Months Ended March 31,
	2016	2015
Materials purchased from related parties	$6,875	$7,008
Equipment purchased from related parties	2,515	2,244
Others purchased from related parties	265	218
Total	$9,655	$9,470

Related receivables

	March 31, 2016	December 31, 2015
Accounts and notes receivable from related parties	$24,760	$21,918
Other receivables from related parties	45	14
Total	$24,805	$21,932

Related advances

	March 31, 2016	December 31, 2015
Advance payments for property, plant and equipment to related parties	$8,133	$8,863
Advance payments and others to related parties	606	544
Total	$8,739	$9,407

Related payables

	March 31, 2016	December 31, 2015
Accounts and notes payable	$5,994	$6,363

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

Related parties pledged certain land use rights and buildings as security for the Company’s credit facilities provided by banks.

As of May 12, 2016, Hanlin Chen, the Company’s Chairman, owns 55.6% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of March 31, 2016 (figures are in thousands of USD):

	Payment obligations by period
	2016 (1)	2017	2018	2019	Thereafter	Total
Obligations for investment contracts (1)	3,095	$2,322	$-	$-	$-	$5,417
Obligations for purchasing and service agreements	24,720	11,651	4,747	-	-	41,118
Total	$27,815	$13,973	$4,747	$-	$-	$46,535

(1)	On September 22, 2014, Hubei Henglong entered into an agreement with other parties to establish the Venture Fund, under which Hubei Henglong has committed to make investments of RMB50.0 million, equivalent to approximately $7.8 million, into the Venture Fund in three installments. As of March 31, 2016, Hubei Henglong has completed a capital contribution of RMB15 million, equivalent to approximately $2.4 million, representing 16.1% of the Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB35.0 million, equivalent to approximately $5.4 million, will be paid upon capital calls received from the Venture Fund.

29.	Off-balance sheet arrangements

As of March 31, 2016 and December 31, 2015, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of March 31, 2016, the Company had 12 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other seven sectors were engaged in the production and sale of sensor modular (USAI), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), commercial vehicle repacking and sales (Fujian Qiaolong), and manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie). Since the revenues, net income and net assets of these seven sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the condensed unaudited consolidated financial statements, the Company incorporated these seven sectors into “Other Sectors.”

As of March 31, 2015, the Company had 12 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other seven sectors were engaged in the production and sale of sensor modular (USAI), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), commercial vehicle repacking and sales (Fujian Qiaolong), and manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie). Since the revenues, net income and net assets of these seven sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the condensed unaudited consolidated financial statements, the Company incorporated these seven sectors into “Other Sectors.”

The Company’s product sector information for the three months ended March 31, 2016 and 2015, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income (Loss)
	Three Months Ended		Three Months Ended
	March 31		March 31
	2016	2015	2016	2015
Henglong	$75,893	$83,802	$5,715	$7,551
Jiulong	16,740	17,781	27	(478)
Shenyang	7,221	7,962	52	308
Wuhu	5,379	6,157	(72)	(161)
Hubei Henglong	14,378	14,893	(30)	1,591
Other Sectors	11,155	8,926	454	311
Total Segments	130,766	139,521	6,146	9,122
Corporate	-	-	(441)	(767)
Eliminations	(13,912)	(16,078)	(160)	37
Total	$116,854	$123,443	$5,545	$8,392

31.	Subsequent events

On April 7, 2016, the board of directors of the Company approved the disposal of the 51% equity interest in Fujian Qiaolong. On April 17, 2016, Hubei Henglong entered into a share purchase agreement (“Share Purchase Agreement”) with Longyan Huanyu Emergency Equipment Technology Co., Ltd. (“Longyan Huanyu”). According to the Share Purchase Agreement, Hubei Henglong will transfer its 51% equity interests in Fujian Qiaolong to Longyan Huanyu for consideration of RMB 20.0 million, equivalent to approximately $3.1 million. As of May 12, 2016, the transaction has not been consummated. Gain on disposal of Fujian Qiaolong was estimated to be approximately $0.7 million based on the financial information as of March 31, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company’s condensed unaudited consolidated financial statements and the related notes thereto and the other financial information contained elsewhere in this Report.

General Overview

China Automotive Systems, Inc. is a leading power steering systems supplier for the China automobile industry. The Company has business relations with more than sixty vehicle manufacturers, including SAIC Group, BAIC Group, FAW Group, Dongfeng Auto Group and Changan Automobile Group, the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd., the largest light vehicle manufacturer in China; Chery Automobile Co., Ltd., the largest state owned car manufacturer in China; BYD Auto Co., Ltd. and Zhejiang Geely Automobile Co., Ltd., the largest privately owned car manufacturers in China. The PRC-based joint ventures of General Motors (GM), Volkswagen, Citroen and Chrysler North America are all key customers. Starting in 2008, the Company has supplied power steering pumps and power steering gear to the Sino-foreign joint ventures established by GM, Citroen and Volkswagen in China. The Company has supplied power steering gears to Chrysler North America since 2009.

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

Corporate Structure

The Company, through its subsidiaries, engages in the manufacture and sales of automotive systems and components. Great Genesis Holdings Limited, a company incorporated in Hong Kong on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company and the holding company of the Company’s joint ventures in the PRC. Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development support. CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong,” was established by Hubei Henglong Automotive System Group Co., Ltd., formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., “ Hubei Henglong,” as a Sino-foreign joint venture company with two Brazilian citizens in Brazil in August 2012. Fujian Qiaolong was acquired by the Company in the second quarter of 2014, as a joint venture company that mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles.

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

Recent Accounting Pronouncements

Please see Note 2 to the consolidated financial statements under Item 1 of Part I of this Report.

Results of Operations

Results of Operations—Three Months Ended March 31, 2016 and 2015

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2016	2015	Change		2016	2015	Change
Henglong	$75,893	$83,802	(7,909)	-9.4%	$64,116	$70,328	$(6,212)	-8.8%
Jiulong	16,740	17,781	(1,041)	-5.9	15,070	16,062	(992)	-6.2
Shenyang	7,221	7,962	(741)	-9.3	6,418	6,732	(314)	-4.7
Wuhu	5,379	6,157	(778)	-12.6	4,858	5,745	(887)	-15.4
Hubei Henglong	14,378	14,893	(515)	-3.5	10,115	11,729	(1,614)	-13.8
Other Sectors	11,155	8,926	2,229	25.0	9,018	7,292	1,726	23.7
Total Segments	130,766	139,521	(8,755)	-6.3	109,595	117,888	(8,293)	-7.0
Elimination	(13,912)	(16,078)	2,166	-13.5	(13,753)	(16,116)	2,363	-14.7
Total	$116,854	$123,443	$(6,589)	-5.3%	$95,842	$101,772	$(5,930)	-5.8%

Net Product Sales

Net product sales were $116.9 million for the three months ended March 31, 2016, compared to $123.4 million for the same period in 2015, representing a decrease of $6.5 million, or 5.3%. The decrease was mainly due to the economic slowdown in China. The GDP growth rate was 6.7% in the first quarter of 2016, the lowest since 2009. As the major part of the Company’s business is conducted in China, China’s slower economy led to decreased vehicle sales which correspondingly led to decreased sales volumes of the Company as an auto parts supplier.

The product mix change also caused a decline in the Company’s net product sales. With more passenger vehicles assembling electric power steering systems (EPS), the share of hydraulic power steering gears (HPS), the Company’s traditional products, is shrinking. Although the Company’s sales of EPS increased substantially, they only partially offset the decline in sales of HPS due to the low percentage of EPS in the product mix. Net sales of traditional steering products were $56.4 million for the three months ended March 31, 2016, compared to $70.7 million for the same period in 2015, representing a decrease of $14.3 million, or 20.2%. Net sales of EPS were $32.1 million for the three months ended March 31, 2016, compared to $27.2 million for the same period in 2015, representing an increase of $4.9 million, or 18.0%. As a percentage of net sales, sales of EPS were 27.5% for the three months ended March 31, 2016, compared to 22.0% for the same period in 2015.

The depreciation of China’s currency, RMB, against the U.S. dollar in the first quarter of 2016 as compared to the first quarter of 2015 also caused a decrease in net sales as more than 80% of the Company’s business is conducted in China.

In summary, the Company had a decrease in sales volume leading to a sales decrease of $4.0 million, an increase in selling price of steering gears leading to a sales increase of $5.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales decrease of $8.1 million.

Further analysis by segment (before elimination) is as follows:

•	Net product sales for Henglong were $75.9 million for the three months ended March 31, 2016, compared with $83.8 million for the three months ended March 31, 2015, representing a decrease of $7.9 million, or 9.4%, which was mainly due to the decrease in sales of hydraulic power steering gears, partially offset by the increase in sales of EPS. A decrease in sales volume led to a sales decrease of $7.1 million, an increase in selling price led to a sales increase of $4.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $4.9 million.

•	Net product sales for Jiulong were $16.7 million for the three months ended March 31, 2016, compared with $17.8 million for the three months ended March 31, 2015, representing a decrease of $1.1 million, or 6.2%. A decrease in sales volume led to a sales decrease of $0.8 million, an increase in selling price led to a sales increase of $0.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.1 million.

•	Net product sales for Shenyang were $7.2 million for the three months ended March 31, 2016, compared to $8.0 million for the same period in 2015, representing a decrease of $0.8 million, or 10.0%. An increase in sales volumes led to a sales increase of $0.3 million, a decrease in selling price led to a sales decrease of $0.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.5 million.

•	Net product sales for Wuhu were $5.4 million for the three months ended March 31, 2016, compared to $6.2 million for the same period in 2015, representing a decrease of $0.8 million, or 12.9%. The products of Wuhu are mainly sold to Chery Automobile Co., Ltd., “Chery”. Sales volumes of Chery have decreased continuously since 2012. Therefore, Wuhu’s ability to increase its sales is limited. A decrease in sales volumes led to a sales decrease of $0.2 million, a decrease in selling price led to a sales decrease of $0.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.4 million.

•	Net product sales for Hubei Henglong were $14.4 million for the three months ended March 31, 2016, compared to $14.9 million for the same period in 2015, representing a decrease of $0.5 million, or 3.4%. A decrease in sales volumes led to a sales decrease of $0.1 million, an increase in selling price led to a sales increase of $0.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.9 million.

•	Net product sales for Other Sectors were $11.2 million for the three months ended March 31, 2016, compared to $8.9 million for the same period in 2015, representing an increase of $2.3 million, or 25.9%, primarily due to an increase of $1.4 million in the sales of Jielong, which engages in the production and sales of automotive steering columns, and an increase of $0.8 million in Fujian Qiaolong’s sales.

Cost of Products Sold

For the three months ended March 31, 2016, the cost of products sold was $95.8 million, compared to $101.8 million for the same period of 2015, representing a decrease of $6.0 million, or 5.9%. The decrease in the cost of products sold was mainly due to the net effect of a net decrease in sales volumes which led to a cost of products sold decrease of $3.3 million, an increase in unit cost which led to a cost of products sold increase of $4.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which led to a cost of products sold decrease of $6.9 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $64.1 million for the three months ended March 31, 2016, compared to $70.3 million for the same period of 2015, representing a decrease of $6.2 million, or 8.8%. A decrease in sales volumes led to a cost of products sold decrease of $6.1 million, an increase in unit cost led to a cost of products sold increase of $4.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $4.2 million.

•	Cost of products sold for Jiulong was $15.1 million for the three months ended March 31, 2016, compared to $16.1 million for the same period of 2015, representing a decrease of $1.0 million, or 6.2%. A decrease in sales volumes led to a cost of products sold decrease of $0.7 million, and an increase in unit cost led to a cost of products sold increase of $0.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $1.0 million.

•	Cost of products sold for Shenyang was $6.4 million for the three months ended March 31, 2016, compared to $6.7 million for the same period of 2015, representing a decrease of $0.3 million, or 4.5%. The decrease in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $0.4 million, a decrease in unit cost, which led to a cost of products sold decrease of $0.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a cost of products sold decrease of $0.4 million.

•	Cost of products sold for Wuhu was $4.9 million for the three months ended March 31, 2016, compared to $5.7 million for the same period of 2015, representing a decrease of $0.8 million, or 14.0%. The decrease in cost of products sold was mainly due to a decrease in sales volumes, which led to a cost of products sold decrease of $0.2 million, a decrease in unit cost, which led to a cost of products sold decrease of $0.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a cost of products sold decrease of $0.3 million.

•	Cost of products sold for Hubei Henglong was $10.1 million for the three months ended March 31, 2016, compared to $11.7 million for the same period of 2015, representing a decrease of $1.6 million, or 13.7%. The decrease in cost of products sold was mainly due to a decrease in sales volumes, which led to a cost of products sold decrease of $0.1 million, a decrease in unit cost, which led to a cost of products sold decrease of $0.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a cost of products sold decrease of $0.6 million.

•	Cost of products sold for Other Sectors was $9.0 million for the three months ended March 31, 2016, compared to $7.3 million for the same period of 2015, representing an increase of $1.7 million, or 23.3%. The increase in sales volumes of Jielong led to a cost of products sold increase of $1.4 million, and an increase in unit cost of the products of Fujian Qiaolong led to a cost of products sold increase of $0.6 million.

Gross margin was 18.0% for the three months ended March 31, 2016, compared to 17.6% in the same period of 2015, representing an increase of 0.4%, mainly due to changes in the product mix in 2016.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights, and scraps. For the three months ended March 31, 2016, gain on other sales amounted to $0.8 million as compared to $1.7 million for the three months ended March 31, 2015, representing a decrease of $0.9 million, mainly due to the decrease in sales volumes of materials.

Selling Expenses

Selling expenses were $4.3 million for the three months ended March 31, 2016, compared to $3.6 million for the same period of 2015, representing an increase of $0.7 million, or 19.5%, mainly due to an increase in rental expense of $0.2 million, an increase in salaries and wages costs of $0.3 million and an increase in sales commission expense of $0.2 million.

General and Administrative Expenses

General and administrative expenses were $4.3 million for the three months ended March 31, 2016, compared to $4.4 million for the same period of 2015, representing a decrease of $0.1 million or 2.3%, mainly due to the impact of a decrease in salaries and wages cost of $0.1 million, an increase in professional service fees of $0.3 million, and a decrease in office facilities improvement expenses of $0.3 million.

Research and Development Expenses

Research and development expenses were $6.1 million for the three months ended March 31, 2016, consistent with $5.9 million for the three months ended March 31, 2015. The Company’s research and development expenses were mainly used for the development and trial production of EPS and other new products. Research and development expenditures have continued to be significant in the past three years.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. In the past three years, the Company has continued to purchase advanced manufacturing equipment for newly developed products, hiring senior technicians and actively seeking external technical support.

Income from Operations

Income from operations was $7.1 million for the three months ended March 31, 2016, compared to $9.4 million for the three months ended March 31, 2015, representing a decrease of $2.3 million, or 24.5%, including a decrease of $0.7 million in gross profit, a decrease of $0.9 million in gain on other sales, and an increase of $0.7 million in operating expenses.

Other (Expense)/Income, Net

Other expense, net was $0.6 million for the three months ended March 31, 2016, compared to other income, net of $0.1 million for the three months ended March 31, 2015, representing a decrease of $0.7 million, primarily due to a donation made by the Company to a charity amounting to RMB5.0 million (equivalent to approximately $0.8 million) in the three months ended March 31, 2016, while there was no such item during the same period of 2015.

Interest Expense

Interest expense was $0.2 million for the three months ended March 31, 2016, compared to $0.5 million for the three months ended March 31, 2015, representing a decrease of $0.3 million, or 60.0%, primarily due to lower interest rates compared to the same period of last year.

Financial Income, Net

Financial income, net, was $0.3 million for the three months ended March 31, 2016, compared to $0.8 million for the three months ended March 31, 2015, representing a decrease of $0.5 million, or 62.5%, which was mainly due to a decrease in interest income of $0.3 million and a decrease in foreign exchange gain or loss of $0.2 million.

Income Before Income Tax Expenses and Equity In Earnings of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $6.5 million for the three months ended March 31, 2016, compared to $9.7 million for the three months ended March 31, 2015, representing a decrease of $3.2 million, or 33.0%, which was mainly due to a decrease in operating income of $2.3 million, a decrease in other income of $0.7 million, a decrease in interest expense of $0.3 million and a decrease in financial income, net of $0.5 million.

Income Taxes

Income tax expense was $1.1 million for the three months ended March 31, 2016, compared to $1.4 million of income tax expense for the three months ended March 31, 2015, representing a decrease of $0.3 million, or 21.4%, which was mainly due to the decrease in income before income tax. The income before income tax decreased to $6.5 million for the three months ended March 31, 2016 from $9.7 million for the same period in 2015 and the effective tax rate increased to 16.1% from 14.5% which was mainly due to an increase in income before tax of high effective tax rate subsidiaries and a decrease in income before tax of low effective tax rate subsidiaries.

Net Income

Net income was $5.5 million for the three months ended March 31, 2016, compared to net income of $8.4 million for the three months ended March 31, 2015, representing a decrease of $2.9 million, or 34.5%, which was mainly due to a decrease in income before income tax expenses and equity in earnings of affiliated companies of $3.2 million and a decrease in income tax expenses of $0.3 million.

Net Loss Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests amounted to $0.2 million for the three months ended March 31, 2016, while net loss attributable to non-controlling interests amounted to $0.1 million for the three months ended March 31, 2015.

The Company owns equity interests in eight non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted for under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of March 31, 2016 and 2015.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $5.7 million for the three months ended March 31, 2016, compared with net income attributable to parent company’s common shareholders of $8.5 million for the three months ended March 31, 2015, representing a decrease of $2.8 million, or 33.0%, which was mainly due to a decrease in net income of $2.9 million.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of March 31, 2016, the Company had cash and cash equivalents and time deposits included in short-term investments of $78.7 million, compared to $90.9 million as of December 31, 2015, representing a decrease of $12.2 million, or 13.4%.

The Company had working capital of $179.2 million as of March 31, 2016, compared to $177.8 million as of December 31, 2015, representing an increase of $1.4 million, or 0.8%.

The Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The Company believes that, in view of its current cash position as of March 31, 2016, the cash expected to be generated from the operations and funds available from bank borrowings as detailed in subsequent paragraphs will be sufficient to meet its working capital and capital expenditure requirements, including the repayment of bank loans, for at least twelve months commencing from March 31, 2016.

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

The Company had short-term loans of $45.4 million (See Note 13) and bankers’ acceptances of $75.8 million (See Note 14) as of March 31, 2016.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be lowered by approximately $10.3 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $10.3 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $7.9 million, which is 76.10%, the mortgage rate, of $10.3 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of March 31, 2016, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available (4)	Amount Used		Assessed Mortgage Value (5)
1. Comprehensive credit facilities	Jingzhou Commercial Bank	Sep-2017	$27,859	$12,098		$57,721

2. Comprehensive credit facilities	Shanghai Pudong Development Bank (1)	Sep-2016	20,120	15,441		8,952

3. Comprehensive credit facilities	China CITIC Bank (1)	Sep-2016	61,908	14,069		9,508
	China CITIC Bank	Jul-2016	4,643	2,322		5,723

4. Comprehensive credit facilities	Bank of Quanzhou	Mar-2017	5,417	4,567		3,638

5. Comprehensive credit facilities	China Everbright Bank	Sep-2016	4,643	2,296		7,925

6. Comprehensive credit facilities	ICBC Macau	May-2016	30,000	30,000		33,801

7. Comprehensive credit facilities	HSBC (China) Company Limited	Jul-2016	5,000	5,000		5,107

Total			$159,590	$85,793	(2)	$132,375	(3)

(1)	Each of Hubei Henglong’s comprehensive credit facilities with China CITIC Bank is required to be guaranteed by Henglong and Hubei Henglong, and Henglong’s comprehensive credit facilities with Shanghai Pudong Development Bank are required to be guaranteed by Hubei Henglong and Jielong, other subsidiaries of the Company, in addition to the above pledged assets.

(2)	Amount used represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $41.5 million and notes payable of $44.3 million as of March 31, 2016. The remainder of $3.9 million of government loan and $3.5 million of notes payable was 100% secured by bank notes and time deposit without utilization of credit lines.

(3)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of March 31, 2016, the pledged assets included $37.7 million of accounts and notes receivable, $5.1 million of time deposits, and other pledged assets with an assessed value of $89.6 million.

(4)	The amount available is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	The pledged cash deposits, which are disclosed in Note 3 to the consolidated financial statements in this quarterly report, were not included in the assessed mortgage value.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company renewed its existing short-term bank loans and borrowed new bank loans during 2016 at annual interest rates ranging from 5.22% to 6.96%, and loan terms of twelve months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1.	Equipment with an assessed value of approximately $57.7 million as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank;

2.	Land use rights and buildings with an assessed value of approximately $9.0 million as security for its comprehensive credit facility with Shanghai Pudong Development Bank;

3.	Land use rights and buildings with an assessed value of approximately $15.2 million as security for its comprehensive credit facility with China CITIC Bank;

4.	Land use rights and buildings with an assessed value of approximately $3.6 million as security for its comprehensive credit facility with Bank of Quanzhou; and

5.	Land use rights and buildings with an assessed value of approximately $7.9 million as security for its comprehensive credit facility with China Everbright Bank.

6.	On May 18, 2012, the Company entered into a Credit Agreement with ICBC Macau to obtain the Credit Facility.

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

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB207.1 million, equivalent to approximately $32.6 million. The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013 and extended to May 13, 2016 after being extended three times. The Company is expected to extend the loan for another year upon its maturity.

7.	On July 16, 2014, Great Genesis entered into a credit facility agreement with HSBC HK to obtain a non-revolving credit facility in the amount of $5.0 million, the “HSBC Credit Facility”. The HSBC Credit Facility would have expired on July 1, 2015 and has an annual interest rate of 1.7%. Interest is paid on the twentieth day of each month and the principal repayment is at maturity. As security for the HSBC Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide HSBC HK with the Standby Letter of Credit for a total amount of not less than $5.4 million if the HSBC Credit Facility is fully drawn.

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

		Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term loan including interest payable	$45,870	$45,870	$-	$-	$-
Notes payable (1)	75,809	75,809	-	-	-
Obligation for investment contract (2)	5,417	3,095	2,322	-	-
Other contractual purchase commitments, including service agreements	41,118	24,720	16,398	-	-
Total	$168,214	$149,494	$18,720	$-	$-

(1)	Notes payable do not bear interest.

(2)	On September 22, 2014, Hubei Henglong entered into an agreement with other parties to establish the Venture Fund, under which Hubei Henglong has committed to make investments of RMB50.0 million, equivalent to approximately $7.8 million, into the Venture Fund in three installments. As of March 31, 2016, Hubei Henglong has completed a capital contribution of RMB15 million, equivalent to approximately $2.4 million, representing 16.1% of the Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB35.0 million, equivalent to approximately $5.4 million, will be paid upon capital calls received from the Venture Fund.

Short-term Loans

The following table summarizes the contract information of short-term borrowings among the banks and the government of the PRC and the Company as of March 31, 2016 (figures are in thousands of USD):

Bank Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date

ICBC Macau	Working Capital	May 13, 2015	12	2.03%	Pay quarterly	May 13, 2016	$30,000

China CITIC Bank	Working Capital	Feb 26, 2016	4	5.22%	Pay quarterly	Jul 1, 2016	1,083

China CITIC Bank	Working Capital	Feb 23, 2016	4	5.22%	Pay quarterly	Jul 1, 2016	1,238

HSBC Limited	Working Capital	Jul 1, 2015	12	1.5%	Pay monthly	Jul 1, 2016	5,000

Financial Bureau of Jingzhou Development Zone(1)	Working Capital	Mar 31, 2015	13	2.5%	Pay monthly	Apr 20, 2016	3,870

Bank of Quanzhou	Working Capital	Mar 16, 2016	18	6.96%	Pay monthly	Sep 16, 2016	2,631

Bank of Quanzhou	Working Capital	Mar 24, 2016	12	6.74%	Pay monthly	Mar 24, 2017	1,548
Total							$45,370

(1)	The short-term loan was repaid on April 11, 2016.

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

Management believes that the Company had complied with such financial covenants as of March 31, 2016, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of March 31, 2016 (figures are in thousands of USD):

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital (1)	3-6	Apr 2016	$10,877
Working Capital	3-6	May 2016	11,272
Working Capital	3-6	Jun 2016	8,921
Working Capital	3-6	Jul 2016	12,625
Working Capital	3-6	Aug 2016	13,685
Working Capital	3-6	Sep 2016	18,429
Total (See Note 14)			$75,809

(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of March 31, 2016, and believes it will continue to comply with them.

Cash Flows

(a)	Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 was $2.4 million, compared with net cash provided by operating activities of $4.9 million for the same period of 2015, representing a decrease of $7.3 million, which was mainly due to the lower net income excluding non-cash items and cash outflows from movements of operating assets and liabilities by $12.5 million offset by an increase in the cash provided due to the change in pledged cash of $5.2 million. The cash outflows from movements of operating assets and liabilities were largely driven by the increase in both accounts and notes receivable and payable.

(b)	Investing Activities

The Company used net cash of $16.5 million in investment activities during the three months ended March 31, 2016, compared to $3.6 million for the same period of 2015, representing an increase of $12.9 million, which was mainly due to an increase in purchases of property, plant and equipment of $4.1 million, an increase in cash used for purchase of short-term investments and long-term time deposits by $1.9 million, a decrease in cash received from maturities of short-term investments and long-term time deposits by $7.1 million and an increase due to other receivable balance changes.

(c)	Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $4.2 million, compared to net cash used in financing activities of $3.7 million for the same period of 2015, representing an increase of $7.9 million, which was mainly due to the net effect of: (1) increased proceeds of $4.3 million from bank and government loans, (2) a decrease of $2.6 million of repayments of bank/government loans, (3) the decrease in dividends paid to common stockholders of $0.2 million and (4) the payment to the non-controlling shareholders of joint ventures of $0.8 million during the three months ended March 31, 2015, while there were no such payments during the same period of 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2015 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123).

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002).

10.1	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006).

10.2	Stock Exchange Agreement dated August 11, 2014 by and among Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., China Automotive Systems, Inc. and Hubei Henglong Automotive System Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q Quarterly Report on August 13, 2014).

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, were filed on May 12, 2016 formatted in Extensible Business Reporting Language (XBRL):

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: May 12, 2016	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: May 12, 2016	By:	/s/ Jie Li
Jie Li
Chief Financial Officer

