Form 10-Q
period 2016-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2016-08-11
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(86) 716- 412- 7912
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

Yes ☐           No ☒

As of August 11, 2016, the Company had 32,006,310 shares of common stock issued and outstanding.

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

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended June 30,
	2016	2015
Net product sales ($10,054 and $11,640 sold to related parties for the three months ended June 30, 2016 and 2015)	$101,017	$109,167
Cost of products sold ($6,168 and $5,630 purchased from related parties for the three months ended June 30, 2016 and 2015)	82,869	87,374
Gross profit	18,148	21,793
Gain on other sales	1,185	713
Less: Operating expenses
Selling expenses	4,128	4,046
General and administrative expenses	3,942	3,787
Research and development expenses	5,987	6,413
Total operating expenses	14,057	14,246
Income from operations	5,276	8,260
Other income, net	1,219	271
Interest expense	(127)	(65)
Financial income, net	148	709
Income before income tax expenses and equity in earnings of affiliated companies	6,516	9,175
Less: Income taxes	1,196	1,645
Equity in earnings of affiliated companies	195	98
Net income	5,515	7,628
Net income/(loss) attributable to non-controlling interests	151	(31)
Net income attributable to parent company’s common shareholders	$5,364	$7,659
Comprehensive income:
Net income	$5,515	$7,628
Other comprehensive income:
Foreign currency translation (loss)/gain, net of tax	(7,946)	1,436
Comprehensive (loss)/income	(2,431)	9,064
Comprehensive (loss)/income attributable to non-controlling interests	(164)	34
Comprehensive (loss)/income attributable to parent company	$(2,267)	$9,030

Net income attributable to parent company’s common shareholders per share

Basic –	$0.17	$0.24

Diluted-	$0.17	$0.24
Weighted average number of common shares outstanding
Basic	32,085,822	32,121,019
Diluted	32,087,634	32,138,438

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Six Months Ended June 30,
	2016	2015
Net product sales ($18,639 and $19,939 sold to related parties for the six months ended June 30, 2016 and 2015)	$217,871	$232,610
Cost of products sold ($13,043 and $12,638 purchased from related parties for the six months ended June 30, 2016 and 2015)	178,711	189,146
Gross profit	39,160	43,464
Gain on other sales	1,986	2,371
Less: Operating expenses
Selling expenses	8,433	7,670
General and administrative expenses	8,257	8,235
Research and development expenses	12,126	12,306
Total operating expenses	28,816	28,211
Income from operations	12,330	17,624
Other income, net	575	365
Interest expense	(323)	(540)
Financial income, net	470	1,463
Income before income tax expenses and equity in earnings of affiliated companies	13,052	18,912
Less: Income taxes	2,249	3,055
Equity in earnings of affiliated companies	257	164
Net income	11,060	16,021
Net loss attributable to non-controlling interests	(13)	(150)
Net income attributable to parent company’s common shareholders	$11,073	$16,171
Comprehensive income:
Net income	$11,060	$16,021
Other comprehensive income:
Foreign currency translation (loss)/gain, net of tax	(6,296)	161
Comprehensive income	4,764	16,182
Comprehensive loss attributable to non-controlling interests	(249)	(167)
Comprehensive income attributable to parent company	$5,013	$16,349

Net income attributable to parent company’s common shareholders per share

Basic –	$0.34	$0.50

Diluted-	$0.34	$0.50
Weighted average number of common shares outstanding
Basic	32,103,420	32,121,019
Diluted	32,105,611	32,136,585

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$37,864	$69,676
Pledged cash	24,430	31,402
Short-term investments	33,553	21,209
Accounts and notes receivable, net - unrelated parties	293,135	254,397
Accounts and notes receivable, net - related parties	20,947	21,918
Advance payments and others - unrelated parties	11,250	4,381
Advance payments and others - related parties	386	544
Inventories	63,086	65,570
Current deferred tax assets	6,500	6,962
Total current assets	491,151	476,059
Non-current assets:
Long-term time deposits	4,976	5,082
Property, plant and equipment, net	86,695	84,151
Intangible assets, net	659	2,793
Other receivables, net - unrelated parties	2,148	3,882
Other receivables, net - related parties	-	14
Advance payment for property, plant and equipment - unrelated parties	14,669	15,192
Advance payment for property, plant and equipment - related parties	10,055	8,863
Long-term investments	9,294	6,152
Goodwill	-	608
Non-current deferred tax assets	4,959	4,899
Total assets	$624,606	$607,695

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank and government loans	$42,239	$40,929
Accounts and notes payable - unrelated parties	214,586	197,105
Accounts and notes payable - related parties	6,698	6,363
Customer deposits	449	1,613
Accrued payroll and related costs	6,271	6,332
Accrued expenses and other payables	29,828	31,383
Accrued pension costs	4,967	4,664
Taxes payable	9,154	9,284
Amounts due to shareholders/directors	335	345
Advances payable (current portion)	324	-
Current deferred tax liabilities	164	194
Total current liabilities	315,015	298,212
Long-term liabilities:
Long-term loan	65	-
Advances payable	535	1,922
Non-current deferred tax liabilities	-	266
Total liabilities	$315,615	$300,400

Commitments and Contingencies (See Note 29)

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued – 32,338,302 and 32,338,302 shares as of June 30, 2016 and December 31, 2015, respectively	$3	$3
Additional paid-in capital	64,627	64,627
Retained earnings-
Appropriated	10,521	10,379
Unappropriated	217,553	206,622
Accumulated other comprehensive income	12,352	18,412
Treasury stock – 331,992 and 217,283 shares as of June 30, 2016 and December 31, 2015, respectively	(1,454)	(1,000)
Total parent company stockholders' equity	303,602	299,043
Non-controlling interests	5,389	8,252
Total stockholders' equity	308,991	307,295
Total liabilities and stockholders' equity	$624,606	$607,695

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$11,060	$16,021
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	7,351	7,897
Reversal of provision for doubtful accounts	(49)	(32)
Inventory write downs	1,902	1,307
Deferred income taxes	(27)	(849)
Equity in earnings of affiliated companies	(257)	(164)
Gain on disposal of Fujian Qiaolong	(698)	-
Gain/loss on fixed assets disposals	(14)	1
Changes in operating assets and liabilities (net of the impact of disposal of Fujian Qiaolong):
(Increase) decrease in:
Pledged cash	6,528	840
Accounts and notes receivable	(50,973)	1,843
Advance payments and others	(1,437)	(449)
Inventories	(5,956)	(4,604)
Increase (decrease) in:
Accounts and notes payable	25,885	(2,951)
Customer deposits	(908)	(661)
Accrued payroll and related costs	152	(1,595)
Accrued expenses and other payables	456	1,268
Accrued pension costs	407	(140)
Taxes payable	276	(3,237)
Advances payable	(75)	-
Net cash (used in) provided by operating activities	(6,377)	14,495
Cash flows from investing activities:
(Increase)/decrease in other receivables	1,438	(153)
Proceeds from disposition of a subsidiary, net of cash disposed of $1,063	1,953	-
Cash received from property, plant and equipment sales	719	570
Payments to acquire property, plant and equipment	(18,454)	(13,705)
Payments to acquire intangible assets	(60)	(825)
Purchase of short-term investments	(14,797)	(11,388)
Proceeds from maturities of short-term investments	1,827	14,672
Investment under equity method	(3,013)	(1,636)
Net cash used in investing activities	(30,387)	(12,465)
Cash flows from financing activities:
Proceeds from bank and government loans	11,541	6,420
Repayments of bank and government loans	(5,138)	(5,048)
Dividends paid to the non-controlling interests holders	-	(814)
Dividends paid to the holders of the Company’s common stock	-	(252)
Repurchase of common stock	(454)	-
Net cash provided by financing activities	5,949	306
Effects of exchange rate on cash and cash equivalents	(997)	48
Net decrease in cash and cash equivalents	(31,812)	2,384
Cash and cash equivalents at beginning of period	69,676	68,505
Cash and cash equivalents at end of period	$37,864	$70,889

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest	$180	$561
Cash paid for income taxes	1,253	5,487

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Six Months Ended June 30,
	2016	2015
Property, plant and equipment recorded during the period for which there previously were advance payments	$7,580	$6,732
Accounts payable for acquiring property, plant and equipment	845	238
Dividends payable to non-controlling interests	464	318

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2016 and 2015

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

The Company owns the following aggregate net interests in the entities established in the People's Republic of China, the “PRC,” and Brazil as of June 30, 2016 and December 31, 2015.

	Percentage Interest
Name of Entity	June 30, 2016	December 31, 2015
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu HengLong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd, “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	100.00%	100.00%
Beijing Henglong Automotive System Co., Ltd., “Beijing Henglong” [9]	50.00%	50.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [10]	70.00%	70.00%
CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong” [11]	80.00%	80.00%
Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong” [12]	0.00%	51.00%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [13]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [14]	100.00%	100.00%

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.
5.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.
6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.
7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.
8.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products.
9.	Beijing Henglong was established in 2010 and mainly engages in the design, development and manufacture of both hydraulic and electric power steering systems and parts. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for using the equity accounting method.
10.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.
11.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil.
12.	In the second quarter of 2014, the Company acquired a 51.0% ownership interest in Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong”, a special purpose vehicle manufacturer and dealer with automobile repacking qualifications, based in Fujian, China. Fujian Qiaolong mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles. On April 17, 2016, Hubei Henglong entered into a share purchase agreement (“Share Purchase Agreement”) with Longyan Huanyu Emergency Equipment Technology Co., Ltd. (“Longyan Huanyu”). Pursuant to the Share Purchase Agreement, Hubei Henglong transferred its 51% equity interests in Fujian Qiaolong to Longyan Huanyu for total consideration of RMB 20.0 million, equivalent to $3.0 million in the second quarter of 2016. The Company recognized a gain on disposal of Fujian Qiaolong of $0.7 million, which is included in other income in the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016.
13.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.
14.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.

2.	Basis of presentation and significant accounting policies

(a)	Basis of Presentation

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

The results of operations for the three months and six months ended June 30, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2016.

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

In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which was further updated by ASU No. 2016-08 in March 2016, ASU No.2016-10 in April 2016 and ASU No.2016-11 in May 2016. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. The Company is in the process of evaluating the impact of the ASU on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable recognition threshold for credit impairments. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. This ASU is effective for the Company on December 15, 2019. The Company is in the process of evaluating the impact of the ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU was issued as part of the FASB Simplification Initiative and involves several aspects of accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is in the process of evaluating the impact of the ASU on its consolidated financial statements.

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

The Company’s short-term investments as of June 30, 2016 and December 31, 2015 are summarized as follows (figures are in thousands of USD):

	June 30, 2016	December 31, 2015
Time deposits	$24,279	$21,209
Wealth management financial products measured at fair value	9,274	-
Total	$33,553	$21,209

As of June 30, 2016, the Company had pledged short-term investments of RMB 75.7 million, equivalent to approximately $11.4 million, to secure standby letters of credit and notes payable under China CITIC Bank, China Postal Savings Bank and Bank of China. The use of the pledged short-term investments is restricted.

5.	Accounts and notes receivable, net

The Company’s accounts and notes receivable as of June 30, 2016 and December 31, 2015 are summarized as follows (figures are in thousands of USD):

	June 30, 2016	December 31, 2015
Accounts receivable - unrelated parties (1)	$135,491	$141,828
Notes receivable - unrelated parties (2) (3)	158,719	113,777
Total accounts and notes receivable- unrelated parties	294,210	255,605
Less: allowance for doubtful accounts - unrelated parties	(1,075)	(1,208)
Accounts and notes receivable, net - unrelated parties	293,135	254,397
Accounts and notes receivable, net - related parties	20,947	21,918
Accounts and notes receivable, net	$314,082	$276,315

(1)	As of June 30, 2016 and December 31, 2015, the Company has pledged nil and $32.3 million, respectively, of accounts receivable as security for its comprehensive credit facilities with banks in China.

(2)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

(3)

As of June 30, 2016, Henglong collateralized its notes receivable in an amount of RMB 232.5 million, equivalent to approximately $35.1 million, as security for the credit facilities with banks in China and the Chinese government, including RMB 207.4 million, equivalent to approximately $31.3 million, in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou”, for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 13) which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau”, and RMB 25.1 million, equivalent to approximately $3.8 million, as security in favor of the Chinese government for the low-interest government loan (See Note13).

As of December 31, 2015, Henglong collateralized its notes receivable in an amount of RMB 232.9 million, equivalent to approximately $35.8 million, as security for the credit facilities with banks in China and the Chinese government, including RMB 207.4 million, equivalent to approximately $31.9 million, in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 13) which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau,” and RMB 25.5 million, equivalent to approximately $3.9 million, in favor of the Chinese government as security for the low-interest government loan. (See Note 13).

6.	Inventories

The Company’s inventories as of June 30, 2016 and December 31, 2015 consisted of the following (figures are in thousands of USD):

	June 30, 2016	December 31, 2015
Raw materials	$14,775	$15,653
Work in process	11,059	14,222
Finished goods	37,252	35,695
Total	$63,086	$65,570

Provision for inventories amounted to $1.9 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively.

7.	Other receivables, net

The Company’s other receivables as of June 30, 2016 and December 31, 2015 are summarized as follows (figures are in thousands of USD):

	June 30, 2016	December 31, 2015
Other receivables - unrelated parties (1)	$312	$1,770
Other receivables - employee housing loans (2)	1,898	2,175
Less: allowance for doubtful accounts - unrelated parties	(62)	(63)
Other receivables, net - unrelated parties	$2,148	$3,882

	June 30, 2016	December 31, 2015
Other receivables - related parties (1)	$608	$621
Less: allowance for doubtful accounts - related parties	(608)	(607)
Other receivables, net - related parties	$-	$14

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.
(2)	On May 28, 2014, the board of directors of the Company approved a loan program under which the Company will lend an aggregate of up to RMB50.0 million, equivalent to approximately $7.5 million, to the employees of the Company to assist them in purchasing houses. Employees are required to pay interest at an annual rate of 6.4%. These loans are unsecured and the term of the loans is generally five years.

8.	Long-term time deposits

In July 2015, the Company purchased long-term time deposits of RMB33.0 million, equivalent to approximately $5.0 million, with an annual interest rate of 3.12%.

As of June 30, 2016 and December 31, 2015, the Company had pledged long-term time deposits of RMB33.0 million, equivalent to approximately $5.0 million, to secure loans under the credit facility issued by HSBC Bank (China) Company Limited Hong Kong branch (“HSBC HK”) and the use of the pledged long-term time deposits is restricted (See Note 13).

9.	Long-term investments

On January 24, 2010, the Company invested $3.1 million to establish a joint venture company, Beijing Henglong, with Hainachuan. The Company owns 50% of the equity in Beijing Henglong and can exercise significant influence over Beijing Henglong’s operating and financial policies. The Company accounted for Beijing Henglong’s operational results using the equity method. As of both June 30, 2016 and December 31, 2015, the Company had $3.8 million of net equity in Beijing Henglong.

On September 22, 2014, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Venture Fund”, which mainly focuses on investments in emerging automobiles and parts industries. As of June 30, 2016, Hubei Henglong has completed a capital contribution of RMB35.0 million, equivalent to approximately $5.3 million, representing 14.7% of the Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over the Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of June 30, 2016 and December 31, 2015, the Company had $5.5 million and $2.4 million of net equity in the Venture Fund, respectively.

The Company’s consolidated financial statements reflect the net income of non-consolidated affiliates of $0.26 million and $0.16 million for the six months ended June 30, 2016 and 2015, respectively.

10.	Property, plant and equipment, net

The Company’s property, plant and equipment as of June 30, 2016 and December 31, 2015 are summarized as follows (figures are in thousands of USD):

	June 30, 2016	December 31, 2015
Land use rights and buildings	$48,063	$51,384
Machinery and equipment	127,515	120,706
Electronic equipment	7,376	7,527
Motor vehicles	4,525	4,526
Construction in progress	14,287	11,225
Total amount of property, plant and equipment	201,766	195,368
Less: Accumulated depreciation (1)	(115,071)	(111,217)
Total amount of property, plant and equipment, net (2)(3)	$86,695	$84,151

(1)	As of June 30, 2016 and December 31, 2015, the Company had pledged property, plant and equipment with net book value of $29.4 million and $34.1 million, respectively, for its comprehensive credit facilities with banks in China.
(2)	Depreciation charges were $3.5 million and $3.6 million for the three months ended June 30, 2016 and 2015, respectively, and $7.1 million and $7.4 million for the six months ended June 30, 2016 and 2015, respectively.
(3)	During the three and six months ended June 30, 2016, nil and $1.1 million, respectively, of government subsidies were recorded as a reduction of the cost of property, plant and equipment.
(4)	Interest costs capitalized for the three and six months ended June 30, 2016 were $0.1 million and $0.2 million respectively. No interest costs were capitalized for the three and six months ended June 30, 2015 since they were not significant.

11.	Intangible assets

The Company’s intangible assets as of June 30, 2016 and December 31, 2015 are summarized as follows (figures are in thousands of USD):

	June 30, 2016	December 31, 2015
Costs:
Patent technology(1)	$2,050	$4,605
Management software license	1,073	1,036
Total intangible assets	3,123	5,641
Less: Amortization (1)(2)	(2,464)	(2,848)
Total intangible assets, net	$659	$2,793

(1)	In the three months ended June 30, 2016, patent technology with a cost of $2.5 million and accumulated amortization of $0.5 million was disposed of along with the disposal of Fujian Qiaolong as disclosed in Note 1 to these condensed consolidated financial statements. As a result of the disposal, goodwill which has arisen during the acquisition of Fujian Qiaolong was also reduced to zero.
(2)	Amortization expenses were $0.1 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and $0.2 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.

12.	Deferred income tax assets

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

The components of estimated deferred income tax assets as of June 30, 2016 and December 31, 2015 are as follows (figures are in thousands of USD):

	June 30, 2016	December 31, 2015
Losses carry forward (U.S.) (1)	$7,278	$6,498
Losses carry forward (Non-US) (1)	2,637	2,901
Product warranties and other reserves	4,031	4,344
Property, plant and equipment	4,576	4,656
Share-based compensation	222	222
Bonus accrual	484	379
Other accruals	810	995
Deductible temporary difference related to revenue recognition	33	-
Others	1,140	1,350
Total deferred tax assets	21,211	21,345
Less: taxable temporary difference related to revenue recognition	-	(105)
Total deferred tax assets, net	21,211	21,240
Less: Valuation allowance	(9,752)	(9,379)
Total deferred tax assets, net of valuation allowance (2)	$11,459	$11,861

(1)	The net operating losses carry forward for the U.S. entities for income tax purposes are available to reduce future years' taxable income. These losses will expire, if not utilized, in 20 years. Net operating losses carry forward for China entities can be carried forward for 5 years to offset taxable income. However, as of June 30, 2016, the valuation allowance was $9.8 million, including $7.5 million allowance for the Company’s deferred tax assets in the United States and $2.3 million allowance for the Company’s non-U.S. deferred tax assets in China. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the deferred tax assets in other countries, pursuant to certain tax laws and regulations, the management believes such amount will not be used to offset future taxable income.
(2)	Approximately $5.0 million and $4.9 million of net deferred income tax asset as of June 30, 2016 and December 31, 2015, respectively, are included in non-current deferred tax assets in the accompanying condensed unaudited consolidated balance sheets. The remaining $6.5 million and $7.0 million of net deferred income tax assets as of June 30, 2016 and December 31, 2015, respectively, are included in current deferred tax assets.

13.	Bank and government loans

Loans consist of the following as of June 30, 2016 and December 31, 2015 (figures are in thousands of USD):

	June 30, 2016	December 31, 2015
Short-term bank loan (1)	$2,263	$2,079
Short-term bank loan (2) (3)	35,000	35,000
Short-term government loan (4)	4,976	3,850
Bank and government loans	$42,239	$40,929

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year (See Note 10). As of June 30, 2016 and December 31, 2015, the weighted average interest rate was 5.3% and 8.0% per annum, respectively. Interest is to be paid monthly or quarterly on the twentieth day of the applicable month or quarter and the principal repayment is at maturity.

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

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB207.1 million, equivalent to approximately $32.6 million. The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013 and it was extended to May 12, 2017 after being extended four times. The Company is expected to extend the loan for another year upon its maturity. The interest rate of the Credit Facility under the extended term is three-month LIBOR plus 0.7% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged. As of June 30, 2016, the interest rate of the Credit Facility was 1.35% per annum.

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

On July 7, 2016, HSBC HK agreed to extend the maturity date of the Credit Facility to July 1, 2017. Hubei Henglong provided a Standby Letter of Credit in an amount of $5.1 million in favor of HSBC HK. The Standby Letter of Credit was issued by HSBC Bank (China) Company Limited Wuhan branch and is collateralized by long-term time deposits of Hubei Henglong of RMB36.0 million, equivalent to approximately $5.4 million. The interest rate of the Credit Facility under the extended term is revised as three-month LIBOR plus 0.8% per annum, i.e.1.45% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remained unchanged.

(4)

On March 31, 2015, the Company received a Chinese government loan of RMB25.0 million, equivalent to approximately $3.9 million, with an interest rate of 2.5% per annum, which matured on April 20, 2016. On June 10, 2016, the Chinese Government agreed to extend the maturity date to June 10, 2017. The interest rate of the government loan under the extended term is 1.5%. Except for the above, all other terms and conditions of the loan remain unchanged. Henglong pledged RMB 25.1 million, equivalent to approximately $3.8 million, of notes receivable as security for such Chinese government loan (See Note 5).

On April 1, 2016, the Company received an entrusted Chinese government loan of RMB 8.0 million, equivalent to approximately $1.2 million, with a zero interest rate, which will mature on December 10, 2016. The entrusted government loan was issued by China Construction Bank Jingzhou branch, and Hubei Wiselink Equipment Manufacturing Co., Ltd., “Hubei Wiselink”, pledged its land use rights and buildings with an assessed value of approximately $5.1 million as security for this entrusted government loan.

14.	Accounts and notes payable

The Company’s accounts and notes payable as of June 30, 2016 and December 31, 2015 are summarized as follows (figures are in thousands of USD):

	June 30, 2016	December 31, 2015
Accounts payable - unrelated parties	$131,558	$126,759
Notes payable - unrelated parties (1)	83,028	70,346
Accounts and notes payable - unrelated parties	214,586	197,105
Accounts payable - related parties	5,813	5,578
Notes payable-related parties	885	785
Accounts and notes payable - related parties	6,698	6,363
Balance at end of period	$221,284	$203,468

(1)	Notes payable represent accounts payable in the form of bills of exchange whose acceptances are guaranteed and settlements are handled by banks. The Company has pledged cash deposits, short-term investments, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

15.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of June 30, 2016 and December 31, 2015 are summarized as follows (figures are in thousands of USD):

	June 30, 2016	December 31, 2015
Accrued expenses	$6,185	$6,186
Accrued interest	33	116
Other payables	1,403	1,517
Dividends payable to common shareholders (1)	505	505
Dividends payable to non-controlling interests(2)	464	-
Warranty reserves (3)	21,238	23,059
Total	$29,828	$31,383

(1)	On May 27, 2014, the Company announced the payment of a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014. As of June 30, 2016, dividends payable of $0.5 million remained unpaid.
(2)	In accordance with the resolution of the Board of Directors of Shenyang, in the second quarter of 2016, Shenyang declared a dividend amounting to $1.5 million to its shareholders, of which $0.5 million was payable to the holder of the non-controlling interests. As of June 30, 2016, the dividends have not yet been paid to the holder of the non-controlling interests.
(3)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three months ended June 30, 2016 and 2015, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended June 30,
	2016	2015
Balance at beginning of the period	$23,187	$25,918
Additions during the period	1,945	2,324
Settlement within period, by cash or actual materials	(4,505)	(2,354)
Foreign currency translation loss	611	116
Balance at end of the period	$21,238	$26,004

For the six months ended June 30, 2016 and 2015, and for the year ended December 31, 2015, the warranties activities were as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2016	2015	2015
Balance at beginning of the period	$23,059	$25,011	$25,011
Additions during the period	3,740	4,419	9,758
Settlement within period, by cash or actual materials	(6,056)	(3,448)	(10,179)
Foreign currency translation loss	495	22	(1,531)
Balance at end of the period	$21,238	$26,004	$23,059

16.	Taxes payable

The Company’s taxes payable as of June 30, 2016 and December 31, 2015 are summarized as follows (figures are in thousands of USD):

	June 30, 2016	December 31, 2015
Value-added tax payable	$6,480	$7,016
Income tax payable	2,096	1,744
Other tax payable	578	524
Total	$9,154	$9,284

17.	Advances payable

As of June 30, 2016 and December 31, 2015, advances payable by the Company were $0.9 million and $1.9 million, respectively.

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

The Company’s positions in respect of the amounts of additional paid-in capital for the six months ended June 30, 2016 and 2015, and the year ended December 31, 2015 are summarized as follows (figures are in thousands of USD):

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

The Company’s activities in respect of the amounts of appropriated retained earnings for the six months ended June 30, 2016 and 2015, and the year ended December 31, 2015 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2016	2015	2015
Balance at beginning of the period	$10,379	$10,178	$10,178
Appropriation of retained earnings	142	171	201
Balance at end of the period	$10,521	$10,349	$10,379

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the six months ended June 30, 2016 and 2015, and the year ended December 31, 2015 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2016	2015	2015
Balance at beginning of the period	$206,622	$179,435	$179,435
Net income attributable to parent company	11,073	16,170	27,388
Appropriation of retained earnings	(142)	(171)	(201)
Balance at end of the period	$217,553	$195,434	$206,622

20.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of the accumulated other comprehensive income for the six months ended June 30, 2016 and 2015, and the year ended December 31, 2015 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2016	2015	2015
Balance at beginning of the period	$18,412	$36,119	$36,119
Foreign currency translation adjustment attributable to parent company	(6,060)	178	(17,707)
Balance at end of the period	$12,352	$36,297	$18,412

21.	Treasury stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On December 18, 2015, the Board of Directors of the Company approved a share repurchase program under which the Company may repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions through December 17, 2016. The repurchase program shall continue unless and until (a) revoked by the Board, (b) any further repurchases at available prices would cause the Company to be unable to pay its debts as they become due in the ordinary course of its business, or (c) December 17, 2016, whichever is the earliest. During the three and six months ended June 30, 2016, under the repurchase program, the Company had repurchased 114,709 shares of the Company’s common stock for cash consideration of $0.5 million on the open market. The repurchased shares are presented as “treasury stock” on the balance sheet.

22.	Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the six months ended June 30, 2016 and 2015, and the year ended December 31, 2015 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2016	2015	2015
Balance at beginning of the period	$8,252	$8,912	$8,912
(Loss)/income attributable to non-controlling interests	(13)	(150)	509
Dividends declared to the non-controlling interest holders of joint-venture companies (See Note 15)	(464)	(318)	(317)
Non-controlling interests change due to the disposal of Fujian Qiaolong	(2,150)	-	-
Foreign currency translation adjustment attributable to non-controlling interests	(236)	(17)	(852)
Balance at end of the period	$5,389	$8,427	$8,252

23.	Gain on other sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, and scraps. For the six months ended June 30, 2016, gain on other sales amounted to 2.0 million as compared to $2.4 million for the six months ended June 30, 2015, representing a decrease of 0.4 million.

24.	Financial income, net

During the six months ended June 30, 2016 and 2015, the Company recorded financial income, net which is summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,
	2016	2015
Interest income	$(1,342)	$(1,386)
Foreign exchange loss/(gain), net	548	(377)
Gain of cash discount, net	(3)	(28)
Bank fees	327	328
Total financial income, net	$(470)	$(1,463)

25.	Income tax rate

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

According to PRC tax regulation, the Company should withhold income taxes for the profits distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profits that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. As of June 30, 2016, the Company has recognized deferred tax liabilities of $0.2 million for the remaining undistributed profits to Genesis of $4.0 million. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries permanently. As of June 30, 2016 and December 31, 2015, the Company still has undistributed earnings of approximately $236.5 million and $228.7 million, respectively, from investment in the PRC subsidiaries that are considered permanently reinvested. Had the undistributed earnings been distributed to Genesis and not permanently reinvested, the tax provision as of June 30, 2016 and December 31, 2015 of approximately $11.8 million and $11.4 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

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

Chongqing Henglong was established in 2012. According to the New CIT, Chongqing Henglong is subject to income tax at a uniform rate of 25%. No provision for Chongqing Henglong is made as it had no assessable income for the six months ended June 30, 2016 and 2015.

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million, equivalent to approximately BRL 0.24 million. The Company had no assessable income in Brazil for the six months ended June 30, 2016 and 2015.

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the six months ended June 30, 2016 and 2015.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made for CAAS and HLUSA as a whole, as the Company had no assessable income in the United States for the six months ended June 30, 2016 and 2015.

The Company’s effective tax rate was 18.4% and 17.2% for the three months and six months ended June 30, 2016, respectively, compared with 17.9% and 16.2% for the three months and six months ended June 30, 2015, respectively.

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

The calculation of basic and diluted income per share attributable to the parent company for the three months ended June 30, 2016 and 2015, was (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended June 30,
	2016	2015
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$5,364	$7,659
Denominator:
Weighted average shares outstanding	32,085,822	32,121,019
Dilutive effects of stock options	1,812	17,419
Denominator for dilutive income per share – Diluted	32,087,634	32,138,438

Net income per share attributable to parent company’s common shareholders – Basic	$0.17	$0.24
Net income per share attributable to parent company’s common shareholders – Diluted	$0.17	$0.24

The calculation of basic and diluted income per share attributable to the parent company for the six months ended June 30, 2016 and 2015, was (figures are in thousands of USD, except share and per share amounts):

	Six Months Ended June 30,
	2016	2015
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$11,073	$16,171
Denominator:
Weighted average shares outstanding	32,103,420	32,121,019
Dilutive effects of stock options	2,191	15,566
Denominator for dilutive income per share – Diluted	32,105,611	32,136,585

Net income per share attributable to parent company’s common shareholders – Basic	$0.34	$0.50
Net income per share attributable to parent company’s common shareholders – Diluted	$0.34	$0.50

As of June 30, 2016 and 2015, the exercise prices for 82,500 shares and 60,000 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the six months ended June 30, 2016 and 2015, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

During the six months ended June 30, 2016, the Company’s ten largest customers accounted for 69.4% of its consolidated net product sales, with two customers individually accounting for more than 10% of consolidated net sales i.e., 12.9% and 10.1%. As of June 30, 2016, approximately 3.3% and 2.7%, respectively, of accounts receivable were from trade transactions with the aforementioned two customers.

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

28.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended June 30,
	2016	2015
Merchandise sold to related parties	$10,054	$11,640
Rental income obtained from related parties	38	23
Materials and others sold to related parties	457	563
Total	$10,549	$12,226

	Six Months Ended June 30,
	2016	2015
Merchandise sold to related parties	$18,639	$19,939
Rental income obtained from related parties	69	56
Materials and others sold to related parties	680	992
Total	$19,388	$20,987

Related purchases

	Three Months Ended June 30,
	2016	2015
Materials purchased from related parties	$6,168	$5,630
Technology purchased from related parties	227	147
Equipment purchased from related parties	1,015	826
Others purchased from related parties	110	136
Total	$7,520	$6,739

	Six Months Ended June 30,
	2016	2015
Materials purchased from related parties	$13,043	$12,638
Technology purchased from related parties	227	147
Equipment purchased from related parties	3,530	3,070
Others purchased from related parties	375	354
Total	$17,175	$16,209

Related receivables

	June 30, 2016	December 31, 2015
Accounts and notes receivable from related parties	$20,947	$21,918
Other receivables from related parties	-	14
Total	$20,947	$21,932

Related advances

	June 30, 2016	December 31, 2015
Advance payments for property, plant and equipment to related parties	$10,055	$8,863
Advance payments and others to related parties	386	544
Total	$10,441	$9,407

Related payables

	June 30, 2016	December 31, 2015
Accounts and notes payable	$6,698	$6,363

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

Hubei Wiselink pledged its land use rights and buildings with an assessed value of approximately $5.1 million as security for the Company’s entrusted government loan (See Note 13).

As of August 11, 2016, Hanlin Chen, the Company’s Chairman, owns 55.8% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of June 30, 2016 (figures are in thousands of USD):

	Payment obligations by period
	2016 (1)	2017	2018	2019	Thereafter	Total
Obligations for investment contracts (1)(2)	7,239	$7,691	$5,429	$-	$-	$20,359
Obligations for purchasing and service agreements	11,969	2,020	5,827	-	-	19,816
Total	$19,208	$9,711	$11,256	$-	$-	$40,175

(1)	On September 22, 2014, Hubei Henglong entered into an agreement with other parties to establish the Venture Fund, under which Hubei Henglong has committed to make investments of RMB 50.0 million, equivalent to approximately $7.6 million, into the Venture Fund in three installments. As of June 30, 2016, Hubei Henglong has completed a capital contribution of RMB 35 million, equivalent to approximately $5.3 million, representing 14.7% of the Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB15.0 million, equivalent to approximately $2.3 million, will be paid upon capital calls received from the Venture Fund.
(2)	In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB120.0 million, equivalent to approximately $18.1 million, representing 17.14% of Chongqing Venture Fund’s shares. The capital contribution will be paid in three installments. As of June 30, 2016, no capital contribution has been made by Hubei Henglong. Pursuant to the agreement, the capital contribution will be made in installments from 2016 to 2018.

30.	Off-balance sheet arrangements

As of June 30, 2016 and December 31, 2015, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of June 30, 2016, the Company had 11 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other six sectors were engaged in the production and sale of sensor modular (USAI), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), and manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie). Since the revenues, net income and net assets of these six sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the condensed unaudited consolidated financial statements, the Company incorporated these six sectors into “Other Sectors.”

As of June 30, 2015, the Company had 12 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other seven sectors were engaged in the production and sale of sensor modular (USAI), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), commercial vehicle repacking and sales (Fujian Qiaolong), and manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie). Since the revenues, net income and net assets of these seven sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the condensed unaudited consolidated financial statements, the Company incorporated these seven sectors into “Other Sectors.”

The Company’s product sector information for the three months and six months ended June 30, 2016 and 2015, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income (Loss)
	Three Months Ended		Three Months Ended
	June 30		June 30
	2016	2015	2016	2015
Henglong	$62,517	$68,327	$3,903	$5,298
Jiulong	20,449	19,287	1,110	328
Shenyang	9,438	8,578	485	515
Wuhu	5,429	6,014	147	93
Hubei Henglong	14,525	15,753	1,581	2,289
Other Sectors	6,814	9,851	(23)	67
Total Segments	119,172	127,810	7, 203	8,590
Corporate	-	-	(1,684)	(1,021)
Eliminations	(18,155)	(18,643)	(4)	59
Total	$101,017	$109,167	$5,515	$7,628

	Net Product Sales		Net Income (Loss)
	Six Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Henglong	$138,411	$152,130	$9,618	$12,848
Jiulong	37,189	37,068	1,136	(150)
Shenyang	16,659	16,540	538	824
Wuhu	10,808	12,171	75	(68)
Hubei Henglong	28,902	30,645	1,551	3,880
Other Sectors	17,969	18,777	430	378
Total Segments	249,938	267,331	13,348	17,712
Corporate	-	-	(2,125)	(1,788)
Eliminations	(32,067)	(34,721)	(163)	97
Total	$217,871	$232,610	$11,060	$16,021

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company’s condensed unaudited consolidated financial statements and the related notes thereto and the other financial information contained elsewhere in this Report.

General Overview

China Automotive Systems, Inc. is a leading power steering systems supplier for the China automobile industry. The Company has business relations with more than sixty vehicle manufacturers, including JAC Motors, Changan Automobile Group, BAIC Group, SAIC Group and Dongfeng Auto Group, the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd., the largest light vehicle manufacturer in China; Chery Automobile Co., Ltd., the largest state owned car manufacturer in China; BYD Auto Co., Ltd. and Zhejiang Geely Automobile Co., Ltd., the largest privately owned car manufacturers in China. The PRC-based joint ventures of General Motors (GM), Volkswagen, Citroen and Chrysler North America are all key customers. Starting in 2008, the Company has supplied power steering pumps and power steering gear to the Sino-foreign joint ventures established by GM, Citroen and Volkswagen in China. The Company has supplied power steering gears to Chrysler North America since 2009.

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

Corporate Structure

The Company, through its subsidiaries, engages in the manufacture and sales of automotive systems and components. Great Genesis Holdings Limited, a company incorporated in Hong Kong on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company and the holding company of the Company’s joint ventures in the PRC. Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development support. CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong,” was established by Hubei Henglong Automotive System Group Co., Ltd., formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., “ Hubei Henglong,” as a Sino-foreign joint venture company with two Brazilian citizens in Brazil in August 2012. Fujian Qiaolong was acquired by the Company in the second quarter of 2014, as a joint venture company that mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles, which was disposed of by the Company in the second quarter of 2016.

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

Recent Accounting Pronouncements

Please see Note 2 to the consolidated financial statements under Item 1 of Part I of this Report.

Results of Operations

Results of Operations—Three Months Ended June 30, 2016 and 2015

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2016	2015	Change		2016	2015	Change
Henglong	$62,517	$68,327	(5,810)	-8.5%	$53,689	$56,239	$(2,550)	-4.5%
Jiulong	20,449	19,287	1,162	6.0	17,579	17,159	420	2.4
Shenyang	9,438	8,578	860	10.0	8,221	7,260	961	13.2
Wuhu	5,429	6,014	(585)	-9.7	4,904	5,567	(663)	-11. 9
Hubei Henglong	14,525	15,753	(1,228)	-7.8	11,033	11,547	(514)	-4.5
Other Sectors	6,814	9,851	(3,037)	-30.8	5,594	8,304	(2,710)	-32.6
Total Segments	119,172	127,810	(8,638)	-6.8	101,020	106,076	(5,056)	-4.8
Elimination	(18,155)	(18,643)	488	-2.6	(18,151)	(18,702)	551	-3.0
Total	$101,017	$109,167	$(8,150)	-7. 5%	$82,869	$87,374	$(4,505)	-5.2%

Net Product Sales

Net product sales were $101.0 million for the three months ended June 30, 2016, compared to $109.2 million for the same period in 2015, representing a decrease of $8.2 million, or 7.5%. The decrease was mainly due to the economic slowdown in China. The GDP growth rate was 6.7% in the second quarter of 2016, the lowest since 2009. As the major part of the Company’s business is conducted in China, China’s slow economy led to decreased vehicle sales which correspondingly led to decreased sales volumes of the Company as an auto parts supplier.

The product mix change also caused a decline in the Company’s net product sales. With more passenger vehicles assembling electric power steering systems (EPS), the share of hydraulic power steering gears (HPS), the Company’s traditional products, is shrinking. Although the Company’s sales of EPS increased substantially, they only partially offset the decline in sales of HPS due to the low percentage of EPS in the product mix. Net sales of traditional steering products were $49.4 million for the three months ended June 30, 2016, compared to $63.8 million for the same period in 2015, representing a decrease of $14.4 million, or 22.6%. Net sales of EPS were $28.0 million for the three months ended June 30, 2016, compared to $18.8 million for the same period in 2015, representing an increase of $9.2 million, or 48.9%. As a percentage of net sales, sales of EPS were 27.8% for the three months ended June 30, 2016, compared to 17.2% for the same period in 2015.

The depreciation of China’s currency, RMB, against the U.S. dollar in the second quarter of 2016 as compared to the second quarter of 2015 also caused a decrease in net sales as more than 80% of the Company’s business is conducted in China.

In summary, the Company had a decrease in sales volume leading to a sales decrease of $1.4 million, an increase in average selling price of steering gears leading to a sales increase of $1.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales decrease of $7.8 million.

Further analysis by segment (before elimination) is as follows:

•	Net product sales for Henglong were $62.5 million for the three months ended June 30, 2016, compared with $68.3 million for the three months ended June 30, 2015, representing a decrease of $5.8 million, or 8.5%, which was mainly due to the decrease in sales of hydraulic power steering gears, partially offset by the increase in sales of EPS. An increase in sales volume led to a sales increase of $4.5 million, a decrease in average selling price led to a sales decrease of $6.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $4.3 million.

•	Net product sales for Jiulong were $20.4 million for the three months ended June 30, 2016, compared with $19.3 million for the three months ended June 30, 2015, representing an increase of $1.1 million, or 5.7%. Jiulong is gradually shifting its strategy from focusing on sales volume to focusing on high gross margin products and developing new markets such as exports. A decrease in sales volume led to a sales decrease of $4.7 million, an increase in average selling price led to a sales increase of $6.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.0 million.

•	Net product sales for Shenyang were $9.4 million for the three months ended June 30, 2016, compared to $8.6 million for the same period in 2015, representing an increase of $0.8 million, or 9.3%. Shenyang’s products are mainly sold to Shenyang Brilliance Jinbei Co., Ltd. (“Brilliance Jinbei”), one of China’s largest commercial car manufacturers. The sales of Shenyang are mainly impacted by the demand of Brilliance Jinbei. An increase in sales volumes led to a sales increase of $2.8 million, a decrease in average selling price led to a sales decrease of $1.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.5 million.

•	Net product sales for Wuhu were $5.4 million for the three months ended June 30, 2016, compared to $6.0 million for the same period in 2015, representing a decrease of $0.6 million, or 10.0%. The products of Wuhu are mainly sold to Chery Automobile Co., Ltd., “Chery”. Sales volumes of Chery have decreased continuously since 2012. Therefore, Wuhu’s ability to increase its sales is limited. A decrease in sales volumes led to a sales decrease of $0.5 million, an increase in average selling price led to a sales increase of $0.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.4 million.

•	Net product sales for Hubei Henglong were $14.5 million for the three months ended June 30, 2016, compared to $15.8 million for the same period in 2015, representing a decrease of $1.3 million, or 8.2%. Hubei Henglong’s products are mainly sold to Chrysler. Chrysler’s demand and prices were quite stable, so the impact of sales volumes and prices were not significant. An increase in sales volumes led to a sales increase of $0.5 million, a decrease in average selling price led to a sales decrease of $0.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.1 million.

•	Net product sales for Other Sectors were $6.8 million for the three months ended June 30, 2016, compared to $9.9 million for the same period in 2015, representing a decrease of $3.1 million, or 31.3%, primarily due to a decrease of $2.2 million in the sales of Jielong, which engages in the production and sales of automotive steering columns, and the disposal of Fujian Qiaolong.

Cost of Products Sold

For the three months ended June 30, 2016, the cost of products sold was $82.9 million, compared to $87.4 million for the same period of 2015, representing a decrease of $4.5 million, or 5.2%. The decrease in the cost of products sold was mainly due to the net effect of a net decrease in sales volumes which led to a cost of products sold decrease of $2.7 million, an increase in unit cost which led to a cost of products sold increase of $2.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which led to a cost of products sold decrease of $4.1 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $53.7 million for the three months ended June 30, 2016, compared to $56.2 million for the same period of 2015, representing a decrease of $2.5 million, or 4.5%. An increase in sales volumes led to a cost of products sold increase of $4.8 million, a decrease in unit cost led to a cost of products sold decrease of $4.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $2.6 million.

•	Cost of products sold for Jiulong was $17.6 million for the three months ended June 30, 2016, compared to $17.2 million for the same period of 2015, representing an increase of $0.4 million, or 2.3%. A decrease in sales volumes led to a cost of products sold decrease of $4.8 million, and an increase in unit cost led to a cost of products sold increase of $5.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $0.7 million.

•	Cost of products sold for Shenyang was $8.2 million for the three months ended June 30, 2016, compared to $7.3 million for the same period of 2015, representing an increase of $0.9 million, or 12.3%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $2.4 million, a decrease in unit cost, which led to a cost of products sold decrease of $1.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a cost of products sold decrease of $0.4 million.

•	Cost of products sold for Wuhu was $4.9 million for the three months ended June 30, 2016, compared to $5.6 million for the same period of 2015, representing a decrease of $0.7 million, or 12.5%. The decrease in cost of products sold was mainly due to a decrease in sales volumes, which led to a cost of products sold decrease of $0.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a cost of products sold decrease of $0.3 million.

•	Cost of products sold for Hubei Henglong was $11.0 million for the three months ended June 30, 2016, compared to $11.5 million for the same period of 2015, representing a decrease of $0.5 million, or 4.4%. The decrease in cost of products sold was mainly due to a decrease in unit cost, which led to a cost of products sold decrease of $0.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a cost of products sold decrease of $0.3 million.

•	Cost of products sold for Other Sectors was $5.6 million for the three months ended June 30, 2016, compared to $8.3 million for the same period of 2015, representing a decrease of $2.7 million, or 32.5%. The decrease in sales volumes of Jielong led to a cost of products sold decrease of $2.1 million and the disposal of Fujian Qiaolong led to a cost of products sold decrease of $0.6 million.

Gross margin was 18.0% for the three months ended June 30, 2016, compared to 20.0% in the same period of 2015, representing a decrease of 2.0%, mainly due to changes in the product mix in 2016.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights, and scraps. For the three months ended June 30, 2016, gain on other sales amounted to $1.2 million as compared to $0.7 million for the three months ended June 30, 2015, representing an increase of $0.5 million, mainly due to the increase in sales volumes of materials.

Selling Expenses

Selling expenses were $4.1 million for the three months ended June 30, 2016, substantially consistent with $4.0 million for the same period of 2015. The increase was mainly due to more marketing activities conducted during the quarter.

General and Administrative Expenses

General and administrative expenses were $3.9 million for the three months ended June 30, 2016, substantially consistent with $3.8 million for the same period of 2015.

Research and Development Expenses

Research and development expenses were $6.0 million for the three months ended June 30, 2016, substantially consistent with $6.4 million for the three months ended June 30, 2015. The Company’s research and development expenses were mainly used for the development and trial production of EPS and other new products. Research and development expenditures have continued to be significant in the past three years.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. In the past three years, the Company has continued to purchase advanced manufacturing equipment for newly developed products, hiring senior technicians and actively seeking external technical support.

Income from Operations

Income from operations was $5.3 million for the three months ended June 30, 2016, compared to $8.3 million for the three months ended June 30, 2015, representing a decrease of $3.0 million, or 36.1%, including a decrease of $3.5 million in gross profit and an increase of $0.5 million in gain on other sales.

Other Income, Net

Other income, net was $1.2million for the three months ended June 30, 2016, compared to other income, net of $0.3 million for the three months ended June 30, 2015, representing an increase of $0.9 million, or 300%, which was mainly due to the gain on disposal of a subsidiary amounting to $0.7 million.

Interest Expense

Interest expense was $0.1 million for the three months ended June 30, 2016, consistent with $0.1 million for the three months ended June 30, 2015.

Financial Income, Net

Financial income, net, was $0.1 million for the three months ended June 30, 2016, compared to $0.7 million for the three months ended June 30, 2015, representing a decrease of $0.6 million, or 85.7%, which was mainly due to a decrease in interest income of $0.5 million and a decrease in foreign exchange gain of $0.2 million.

Income Before Income Tax Expenses and Equity in Earnings of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $6.5 million for the three months ended June 30, 2016, compared to $9.2 million for the three months ended June 30, 2015, representing a decrease of $2.7 million, or 29.4%, which was mainly due to a decrease in operating income of $3.0 million, and an increase in other income of $0.9 million.

Income Taxes

Income tax expense was $1.2 million for the three months ended June 30, 2016, compared to $1.6 million of income tax expense for the three months ended June 30, 2015, representing a decrease of $0.4 million, or 25.0%, which was mainly due to the decrease in income before income tax. The income before income tax decreased to $6.5 million for the three months ended June 30, 2016 from $9.2 million for the same period in 2015 and the effective tax rate increased to 18.4% from 17.9% which was mainly due to an increase in income before tax of high effective tax rate subsidiaries and a decrease in income before tax of low effective tax rate subsidiaries.

Net Income

Net income was $5.5 million for the three months ended June 30, 2016, compared to net income of $7.6 million for the three months ended June 30, 2015, representing a decrease of $2.1 million, or 27.6%, which was mainly due to a decrease in income before income tax expenses and equity in earnings of affiliated companies of $2.7 million and a decrease in income tax expenses of $0.4 million.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $0.2 million for the three months ended June 30, 2016, while net loss attributable to non-controlling interests amounted to $0.1 million for the three months ended June 30, 2015.

The Company owns equity interests in seven non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted for under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of June 30, 2016 and 2015.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $5.4 million for the three months ended June 30, 2016, compared with net income attributable to parent company’s common shareholders of $7.7 million for the three months ended June 30, 2015, representing a decrease of $2.3 million, or 29.9%, which was mainly due to a decrease in net income of $2.1 million.

Results of Operations—Six Months Ended June 30, 2016 and 2015

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2016	2015	Change		2016	2015	Change
Henglong	$138,411	$152,130	(13,719)	-9.0%	$117,805	$126,567	$(8,762)	-6.9%
Jiulong	37,189	37,068	121	0.3	32,649	33,222	(573)	-1.7
Shenyang	16,659	16,540	119	0.7	14,640	13,992	648	4.6
Wuhu	10,808	12,171	(1,363)	-11.2	9,763	11,311	(1,548)	-13.7
Hubei Henglong	28,902	30,645	(1,743)	-5.7	21,148	23,276	(2,128)	-9.1
Other Sectors	17,969	18,777	(808)	-4.3	14,610	15,596	(986)	-6.3
Total Segments	249,938	267,331	(17,393)	-6.5	210,615	223,964	(13,349)	-6.0
Elimination	(32,067)	(34,721)	2,654	-7.6	(31,904)	(34,818)	2,914	-8.4
Total	$217,871	$232,610	$(14,739)	-6.3%	$178,711	$189,146	$(10,435)	-5.5%

Net Product Sales

Net product sales were $217.9 million for the six months ended June 30, 2016, compared to $232.6 million for the same period in 2015, representing a decrease of $14.7 million, or 6.3%. The decrease was mainly due to the economic slowdown in China. The GDP growth rate was 6.7% in the second quarter of 2016, the lowest since 2009. As the major part of the Company’s business is conducted in China, China’s slow economy led to decreased vehicle sales which correspondingly led to decreased sales volumes of the Company as an auto parts supplier.

The product mix change also caused a decline in the Company’s net product sales. With more passenger vehicles assembling electric power steering systems (“EPS”), the share of hydraulic power steering gears (“HPS”), the Company’s traditional products, is shrinking. Although the Company’s sales of EPS increased substantially, this increase only partially offset the decline in sales of HPS due to the low percentage of EPS in the product mix. Net sales of traditional steering products were $105.7 million for the six months ended June 30, 2016, compared to $134.6 million for the same period in 2015, representing a decrease of $28.9 million, or 21.5%. Net sales of EPS were $60.2 million for the six months ended June 30, 2016, compared to $45.9 million for the same period in 2015, representing an increase of $14.3 million, or 31.2%. As a percentage of net sales, sales of EPS were 27.6% for the six months ended June 30, 2016, compared to 20.0% for the same period in 2015.

The depreciation of China’s currency, RMB, against the U.S. dollar in the first six months of 2016 as compared to the first six months of 2015 also caused a decrease in net sales as more than 80% of the Company’s business is conducted in China.

In summary, the Company had a decrease in sales volume leading to a sales decrease of $5.3 million, an increase in average selling price of steering gears leading to a sales increase of $6.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales decrease of $16.0 million.

Further analysis by segment (before elimination) is as follows:

•	Net product sales for Henglong were $138.4 million for the six months ended June 30, 2016, compared with $152.1 million for the six months ended June 30, 2015, representing a decrease of $13.7 million, or 9.0%, which was mainly due to the decrease in sales of hydraulic power steering gears, partially offset by the increase in sales of EPS. A decrease in sales volume led to a sales decrease of $2.5 million, a decrease in average selling price led to a sales decrease of $1.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $9.3 million.

•	Net product sales for Jiulong were $37.2 million for the six months ended June 30, 2016, compared with $37.1 million for the six months ended June 30, 2015, representing an increase of $0.1 million, or 0.3%. Jiulong is gradually shifting its strategy from focusing on sales volume to focusing on high gross margin products and developing new markets such as exports. A decrease in sales volume led to a sales decrease of $5.5 million, an increase in average selling price led to a sales increase of $7.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $2.0 million.

•	Net product sales for Shenyang were $16.7 million for the six months ended June 30, 2016, compared to $16.5 million for the same period in 2015, representing an increase of $0.2 million, or 1.2%. Shenyang’s products are mainly sold to Shenyang Brilliance Jinbei Co., Ltd. (“Brilliance Jinbei”), one of China’s largest commercial car manufacturers. The sales of Shenyang are mainly impacted by the demand of Brilliance Jinbei. An increase in sales volumes led to a sales increase of $3.1 million, a decrease in average selling price led to a sales decrease of $2.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.9 million.

•	Net product sales for Wuhu were $10.8 million for the six months ended June 30, 2016, compared to $12.2 million for the same period in 2015, representing a decrease of $1.4 million, or 11.5%. The products of Wuhu are mainly sold to Chery Automobile Co., Ltd., “Chery”. Sales volumes of Chery have decreased continuously since 2012. Therefore, Wuhu’s ability to increase its sales is limited. A decrease in sales volumes led to a sales decrease of $0.7 million, an increase in average selling price led to a sales increase of $0.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.8 million.

•	Net product sales for Hubei Henglong were $28.9 million for the six months ended June 30, 2016, compared to $30.6 million for the same period in 2015, representing a decrease of $1.7 million, or 5.6%. Hubei Henglong’s products are mainly sold to Chrysler. Chrysler’s demand and prices were stable from period to period, so the impact of Chrysler’s sales volumes and prices was not significant. An increase in sales volumes led to a sales increase of $0.4 million, a decrease in average selling price led to a sales decrease of $0.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.9 million.

•	Net product sales for Other Sectors were $18.0 million for the six months ended June 30, 2016, compared to $18.8 million for the same period in 2015, representing a decrease of $0.8 million, or 4.3%, primarily due to a decrease of $0.8 million in the sales of Jielong and the disposal of Fujian Qiaolong.

Cost of Products Sold

For the six months ended June 30, 2016, the cost of products sold was $178.7 million, compared to $189.1 million for the same period of 2015, representing a decrease of $10.4 million, or 5.5%. The decrease in the cost of products sold was mainly due to the net effect of a net decrease in sales volumes which led to a cost of products sold decrease of $6.0 million, an increase in unit cost which led to a cost of products sold increase of $6.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which led to a cost of products sold decrease of $11.0 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $117.8 million for the six months ended June 30, 2016, compared to $126.6 million for the same period of 2015, representing a decrease of $8.8 million, or 7.0%. A decrease in sales volumes led to a cost of products sold decrease of $1.3 million, a decrease in unit cost led to a cost of products sold decrease of $0.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $6.8 million.

•	Cost of products sold for Jiulong was $32.6 million for the six months ended June 30, 2016, compared to $33.2 million for the same period of 2015, representing a decrease of $0.6 million, or 1.8%. A decrease in sales volumes led to a cost of products sold decrease of $5.5 million, and an increase in unit cost led to a cost of products sold increase of $6.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $1.7 million.

•	Cost of products sold for Shenyang was $14.6 million for the six months ended June 30, 2016, compared to $14.0 million for the same period of 2015, representing an increase of $0.6 million, or 4.3%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $2.8 million, a decrease in unit cost, which led to a cost of products sold decrease of $1.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a cost of products sold decrease of $0.8 million.

•	Cost of products sold for Wuhu was $9.8 million for the six months ended June 30, 2016, compared to $11.3 million for the same period of 2015, representing a decrease of $1.5 million, or 13.3%. The decrease in cost of products sold was mainly due to a decrease in sales volumes, which led to a cost of products sold decrease of $0.6 million, a decrease in unit cost, which led to a cost of products sold decrease of $0.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a cost of products sold decrease of $0.7 million.

•	Cost of products sold for Hubei Henglong was $21.1 million for the six months ended June 30, 2016, compared to $23.3 million for the same period of 2015, representing a decrease of $2.2 million, or 9.4%. The decrease in cost of products sold was mainly due to a decrease in unit cost, which led to a cost of products sold decrease of $1.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a cost of products sold decrease of $1.1 million.

•	Cost of products sold for Other Sectors was $14.6 million for the six months ended June 30, 2016, compared to $15.6 million for the same period of 2015, representing a decrease of $1.0 million, or 6.4%. The decrease in sales volumes of Hongying led to a cost of products sold decrease of $0.3 million and the disposal of Fujian Qiaolong led to a cost of products sold decrease of $0.6 million.

Gross margin was 18.0% for the six months ended June 30, 2016, compared to 18.7% in the same period of 2015, representing a decrease of 0.7%, mainly due to changes in the product mix in 2016.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights, and scraps. For the six months ended June 30, 2016, gain on other sales amounted to $2.0million as compared to $2.4 million for the six months ended June 30, 2015, representing a decrease of $0.4 million, or 16.7%, mainly due to the decrease in sales volumes of materials.

Selling Expenses

Selling expenses were $8.4 million for the six months ended June 30, 2016, compared to $7.7 million for the same period of 2015, representing an increase of $0.7 million, or 9.1%, mainly due to an increase in salaries and wages costs of $0.2 million and an increase in sales commission expense of $0.5 million.

General and Administrative Expenses

General and administrative expenses were $8.3 million for the six months ended June 30, 2016, compared to $8.2 million for the same period of 2015, representing an increase of $0.1 million, or 1.2%.

Research and Development Expenses

Research and development expenses were $12.1 million for the six months ended June 30, 2016, substantially consistent with $12.3 million for the six months ended June 30, 2015. The Company’s research and development expenses were mainly used for the development and trial production of EPS and other new products. Research and development expenditures have continued to be significant in the past six years.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. In the past six years, the Company has continued to purchase advanced manufacturing equipment for newly developed products, hiring senior technicians and actively seeking external technical support.

Income from Operations

Income from operations was $12.3 million for the six months ended June 30, 2016, compared to $17.6 million for the six months ended June 30, 2015, representing a decrease of $5.3 million, or 30.1%, including a decrease of $4.3 million in gross profit, a decrease of $0.4 million in gain on other sales and an increase of $0.6 million in operating expenses.

Other Income, Net

Other income, net was $0.6 million for the six months ended June 30, 2016, compared to other income, net of $0.4 million for the six months ended June 30, 2015, representing an increase of $0.2 million, mainly due to the net effect of a gain on disposal of a subsidiary amounting to $0.7 million in the six months ended June 30, 2016, offset by a donation made by the Company to a charity amounting to RMB5.0 million (equivalent to approximately $0.8 million) .

Interest Expense

Interest expense was $0.3 million for the six months ended June 30, 2016, compared to $0.5 million for the six months ended June 30, 2015, representing a decrease of $0.2 million, or 40.0%, primarily due to lower interest rates compared to the same period of last year.

Financial Income, Net

Financial income, net, was $0.5 million for the six months ended June 30, 2016, compared to $1.5 million for the six months ended June 30, 2015, representing a decrease of $1.0 million, or 66.7%, which was mainly due to a decrease in interest income of $0.1 million and a decrease in foreign exchange gain of $0.8 million.

Income Before Income Tax Expenses and Equity in Earnings of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $13.1 million for the six months ended June 30, 2016, compared to $18.9 million for the six months ended June 30, 2015, representing a decrease of $5.8 million, or 30.7%, which was mainly due to a decrease in operating income of $5.3 million, an increase in other income of $0.2 million, a decrease in interest expense of $0.3 million and a decrease in financial income, net of $1.0 million.

Income Taxes

Income tax expense was $2.2 million for the six months ended June 30, 2016, compared to $3.1 million of income tax expense for the six months ended June 30, 2015, representing a decrease of $0.9 million, or 29.0%, which was mainly due to the decrease in income before income tax. The income before income tax decreased to $13.1 million for the six months ended June 30, 2016 from $18.9 million for the same period in 2015 and the effective tax rate increased to 17.2% from 16.2% which was mainly due to an increase in income before tax of high effective tax rate subsidiaries and a decrease in income before tax of low effective tax rate subsidiaries.

Net Income

Net income was $11.1 million for the six months ended June 30, 2016, compared to net income of $16.0 million for the six months ended June 30, 2015, representing a decrease of $4.9 million, or 30.6%, which was mainly due to a decrease in income before income tax expenses and equity in earnings of affiliated companies of $5.8 million and a decrease in income tax expenses of $0.9 million.

Net Loss Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests amounted to $0.1 million for the six months ended June 30, 2016, substantially consistent with net loss attributable to non-controlling interests amounted to $0.2 million for the six months ended June 30, 2015.

The Company owns equity interests in seven non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong, which is accounted for under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of June 30, 2016 and 2015.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $11.1 million for the six months ended June 30, 2016, compared with net income attributable to parent company’s common shareholders of $16.2 million for the six months ended June 30, 2015, representing a decrease of $5.1 million, or 31.5%, which was mainly due to a decrease in net income of $4.9 million.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of June 30, 2016, the Company had cash and cash equivalents and time deposits included in short-term investments (excluding pledged short-term investment) of $62.1 million, compared to $90.9 million as of December 31, 2015, representing a decrease of $28.8 million, or 31.7%.

The Company had working capital of $176.1 million as of June 30, 2016, compared to $177.8 million as of December 31, 2015, representing a decrease of $1.7 million, or 1.0%.

The Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The Company believes that, in view of its current cash position as of June 30, 2016, the cash expected to be generated from the operations and funds available from bank borrowings as detailed in subsequent paragraphs will be sufficient to meet its working capital and capital expenditure requirements, including the repayment of bank loans, for at least twelve months commencing from June 30, 2016.

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

The Company had short-term loans of $42.2 million (See Note 13) and bankers’ acceptances of $83.9 million (See Note 14) as of June 30, 2016.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be lowered by approximately $10.0 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $10.0 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $7.7 million, which is 76.4%, the mortgage rate, of $10.0 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of June 30, 2016, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available (4)	Amount Used	Assessed Mortgage Value (5)(7)
1. Comprehensive credit facilities	Jingzhou Commercial Bank	Sep-2017	$27,144	$14,043	$56,241

2. Comprehensive credit facilities	Shanghai Pudong Development Bank (1)	Sep-2016	19,604	10,748	8,722

3. Comprehensive credit facilities	China CITIC Bank (1)	Sep-2016	55,043	18,472	9,264
	China CITIC Bank (5)	Jul-2016	4,524	2,262	5,577

4. Comprehensive credit facilities	China Everbright Bank	Sep-2016	4,524	2,799	7,722

5. Comprehensive credit facilities	ICBC Macau	May-2017	30,000	30,000	31,278

6. Comprehensive credit facilities	HSBC (China) Company Limited(6)	Jul-2016	5,000	5,000	4,976

7. Comprehensive credit facilities	HSBC (Brazil) Company Limited	Oct-2017	65	65	70

Total			$145,904	$83,389 (2)	$123,850 (3)

(1)	Each of Hubei Henglong’s comprehensive credit facilities with China CITIC Bank is required to be guaranteed by Henglong and Hubei Henglong, and Henglong’s comprehensive credit facilities with Shanghai Pudong Development Bank are required to be guaranteed by Hubei Henglong and Jielong, other subsidiaries of the Company, in addition to the above pledged assets.

(2)	Amount used represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $37.3 million and notes payable of $46.1 million as of June 30, 2016. The remainder of $5.0 million of government loan and $31.9 million of notes payable was secured by a related party’s land use right and buildings (see Note 28), bank notes or time deposits without utilization of credit lines.

(3)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of June 30, 2016, the pledged assets included $35.1 million of accounts and notes receivable, $5.1 million of time deposits, and other pledged assets with an assessed value of $83.7 million.

(4)	The amount available is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	As at the date of this report, the comprehensive credit facilities with China CITIC Bank have expired. The Company is negotiating the renewal of the credit facilities with the bank and expects to obtain the renewal in late August 2016. As the Company has obtained sufficient comprehensive lines of credit from other banks, the Company does not anticipate any significant adverse impact on its financial position if the Company fails to renew these credit facilities.

(6)	On July 7, 2016, HSBC agreed to extend the maturity date of the credit facility to July 1, 2017.

(7)	The pledged cash deposits, which are disclosed in Note 3 to the consolidated financial statements in this quarterly report, were not included in the assessed mortgage value.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company renewed its existing short-term bank loans and borrowed new bank loans during 2016 at annual interest rates ranging from 1.4% to 8.2%, and loan terms from four months to seventeen months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1.	Equipment with an assessed value of approximately $56.2 million as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank;

2.	Land use rights and buildings with an assessed value of approximately $8.7 million as security for its comprehensive credit facility with Shanghai Pudong Development Bank;

3.	Land use rights and buildings with an assessed value of approximately $14.8 million as security for its comprehensive credit facility with China CITIC Bank;

4.	Land use rights and buildings with an assessed value of approximately $7.7 million as security for its comprehensive credit facility with China Everbright Bank.

5.	On May 18, 2012, the Company entered into a Credit Agreement with ICBC Macau to obtain the Credit Facility.

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

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB207.1 million, equivalent to approximately $32.6 million. The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013 and extended to May 12, 2017 after being extended four times. The Company is expected to extend the loan for another year upon its maturity.

6.	On July 16, 2014, Great Genesis entered into a credit facility agreement with HSBC HK to obtain a non-revolving credit facility in the amount of $5.0 million, the “HSBC Credit Facility”. The HSBC Credit Facility would have expired on July 1, 2015 and has an annual interest rate of 1.7%. Interest is paid on the twentieth day of each month and the principal repayment is at maturity. As security for the HSBC Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide HSBC HK with the Standby Letter of Credit for a total amount of not less than $5.4 million if the HSBC Credit Facility is fully drawn.

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

On July 7, 2016, HSBC HK agreed to extend the maturity date of the Credit Facility to July 1, 2017. The interest rate of the Credit Facility under the extended term is revised as three-month LIBOR plus 0.8% per annum, i.e.1.45% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged.

7.	On April 1, 2016, Brazil Henglong entered into a credit facility agreement with HSBC Brazil to obtain a credit facility in the amount of $0.1 million, the “HSBC Credit Facility”. The HSBC Credit Facility will expire on October 27, 2017. As security for the HSBC Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide HSBC Brazil with the Standby Letter of Credit for a total amount of $0.1 million if the HSBC Credit Facility is fully drawn.

On May 6, 2016, Brazil Henglong drew down a loan amounting to $0.1 million provided by HSBC Brazil. The loan will mature on October 9, 2017 and has an annual interest rate of 8.2%. Interest is paid each month and the principal repayment is at maturity. Hubei Henglong provided a Standby Letter of Credit for an amount of $0.1 million in favor of HSBC Brazil. Hubei Henglong’s Standby Letter of Credit was issued by China CITIC Bank Wuhan branch and is collateralized by short-term investments of Hubei Henglong of RMB0.5 million, equivalent to approximately $0.1 million.

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

		Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term loan including interest payable	$42,876	$42,804	$72	$-	$-
Notes payable (1)	83,913	83,913	-	-	-
Obligation for investment contract (2)	20,359	7,239	13,120	-	-
Other contractual purchase commitments, including service agreements	19,816	11,969	7,847	-	-
Total	$166,964	$145,925	$21,039	$-	$-

(1)	Notes payable do not bear interest.

(2)

On September 22, 2014, Hubei Henglong entered into an agreement with other parties to establish Suzhou Venture Fund, under which Hubei Henglong has committed to make investments of RMB50.0 million, equivalent to approximately $7.6 million, into Suzhou Venture Fund in three installments. As of June 30, 2016, Hubei Henglong has completed a capital contribution of RMB 35 million, equivalent to approximately $5.3 million, representing 14.7% of the Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB15.0 million, equivalent to approximately $2.3 million, will be paid upon capital calls received from the Venture Fund.

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB120.0 million, equivalent to approximately $18.1 million, representing 17.14% of Chongqing Venture Fund’s shares. The capital contribution will be paid in three installments. As of June 30, 2016, no capital contribution has been made by Hubei Henglong. Pursuant to the agreement, the capital contribution will be made in installments from 2016 to 2018.

Short-term Loans

The following table summarizes the contract information of short-term borrowings among the banks and the government of the PRC and the Company as of June 30, 2016 (figures are in thousands of USD):

Bank Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
ICBC Macau	Working Capital	May 13, 2016	12	1.4%	Pay quarterly	May 12, 2017	$30,000

China CITIC Bank(1)	Working Capital	Feb 26, 2016	4	5.22%	Pay quarterly	Jul 1, 2016	1,057

China CITIC Bank(1)	Working Capital	Feb 23, 2016	4	5.22%	Pay quarterly	Jul 1, 2016	1,206

HSBC Limited(2)	Working Capital	Jul 1, 2015	12	1.5%	Pay monthly	Jul 1, 2016	5,000

Financial Bureau of Jingzhou Development Zone	Working Capital	Apr 1, 2016	8	-%		Dec 10, 2016	1,206

Financial Bureau of Jingzhou Development Zone	Working Capital	Jun 10, 2016	12	1.5%	Pay monthly	Jun 10, 2017	3,770

Total							$42,239

(1) The borrowings were repaid in full on July 5, 2016.

(2) The maturity of this loan has been extended to July 1, 2017 as of the date of this report.

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

Management believes that the Company had complied with such financial covenants as of June 30, 2016, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of June 30, 2016 (figures are in thousands of USD):

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital (1)	3-6	Jul 2016	$12,301
Working Capital	3-6	Aug 2016	13,334
Working Capital	3-6	Sep 2016	17,327
Working Capital	3-6	Oct 2016	14,322
Working Capital	3-6	Nov 2016	14,971
Working Capital	3-6	Dec 2016	11,658
Total (See Note 14)			$83,913

(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of June 30, 2016, and believes it will continue to comply with them.

Cash Flows

(a)	Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 was $6.4 million, compared with net cash provided by operating activities of $14.5 million for the same period of 2015, representing an increase in cash outflows of $20.9 million, which was mainly due to the net effect of (1) the decrease in net income excluding non-cash items by $4.9 million and (2) the increase in cash outflows from movements of operating assets and liabilities by $16.0 million. The increase in cash outflows was primarily due to the offsetting effect of: (1) the increase in cash inflows due to the movement of pledged cash by $5.7 million due to less cash being pledged; (2) the increase in cash outflows due to the movement of accounts and notes receivable by $52.8 million due to the significant increase in the balance of notes receivable as more customers made payments by using bank acceptance notes instead of cash when the credit terms expire; and (3) the increase in cash inflows due to the movement of accounts and notes payable by $28.8 million due to longer credit terms being granted by the suppliers.

(b)	Investing Activities

The Company used net cash of $30.4 million in investment activities during the six months ended June 30, 2016, compared to $12.5 million for the same period of 2015, representing an increase of $17.9 million, which was mainly due to a decrease in proceeds from maturities of short-term investments of $12.8 million, an increase in purchases of property, plant and equipment of $4.7 million, an increase in cash used for purchase of short-term investments of $3.4 million and an increase in investment under equity method of $1.4 million, offset by an increase in the cash provided due to cash received from disposal of Fujian Qiaolong of $2.0 million and a decrease in other receivables of $1.6 million.

(c)	Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $5.9 million, compared to net cash provided by financing activities of $0.3 million for the same period of 2015, representing an increase of $5.6 million, which was mainly due to the net effect of: (1) increased proceeds of $5.1 million from bank and government loans, (2) the payment to common stockholders of $0.3 million, (3) payments to repurchase treasury stock of $0.5 million and (4) the payment to the non-controlling shareholders of joint ventures of $0.8 million during the six months ended June 30, 2015, while there were no such payments during the same period of 2016.

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2015 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s share repurchase activity for the three months ended June 30, 2016 (in thousands of USD):

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program
April 1, 2016 to April 30, 2016	-	$-	-	$5,000
May 1, 2016 to May 31, 2016	57,483	$4.01	57,483	$4,769
June 1, 2016 to June 30, 2016	57,226	$3.90	114,709	$4,546
Total	114,709	$3.96	114,709	$4,546

(1) On December 18, 2015, the Board of Directors of the Company approved a share repurchase program under which the Company may repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions through December 17, 2016. The repurchase program shall continue unless and until (a) revoked by the Board, (b) any further repurchases at available prices would cause the Company to be unable to pay its debts as they become due in the ordinary course of its business, or (c) December 17, 2016, whichever is the earliest.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123).

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002).

10.1	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006).

10.2	Stock Exchange Agreement dated August 11, 2014 by and among Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., China Automotive Systems, Inc. and Hubei Henglong Automotive System Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q Quarterly Report on August 13, 2014).

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, were filed on August 11, 2016 formatted in Extensible Business Reporting Language (XBRL):

(i)	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income,

(ii)	Condensed Unaudited Consolidated Balance Sheets,

(iii)	Condensed Unaudited Consolidated Statements of Cash Flows, and

(iv)	related notes

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: August 11, 2016	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: August 11, 2016	By:	/s/ Jie Li
Jie Li
Chief Financial Officer

