Form 10-K
period 2016-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2017-03-30
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes  ☐              No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, based upon the price of $3.23 that was the closing price of the common stock as reported on the NASDAQ Stock Market under the symbol “CAAS” on such date, was approximately $24.4 million.

The Company has 31,644,004 shares of Common Stock outstanding as of March 30, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA AUTOMOTIVE SYSTEMS, INC.

FORM 10-K

2 | Page

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

3 | Page

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

Unless the context indicates otherwise, the Company uses the terms “the Company,” “we,” “our” and “us” to refer to China Automotive collectively on a consolidated basis.

BUSINESS OVERVIEW

The Company is a holding company and has no significant business operations or assets other than its interest in Genesis and HLUSA. Genesis mainly engages in the manufacture and sale of automotive systems and components through its controlled subsidiaries and the joint ventures, as described below.

4 | Page

Set forth below is an organizational chart as at December 31, 2016.

China Automotive Systems, Inc. [NASDAQ:CAAS]
↓100%							↓100%
Great Genesis Holdings Limited					Henglong USA Corporation
↓
↓100%									↓70%
Hubei									Shenyang
Henglong									Jinbei
Automotive									Henglong
System Group									Automotive
Co., Ltd.									Steering System
Co., Ltd
"Hubei
Henglong"[1]									"Shenyang"[2]
↓
↓100%	↓100%	↓83.34%	↓77.33%	↓85%	↓50%	↓70%	↓80%	↓100%	↓30%
Jingzhou	Shashi	Universal	Wuhu	Wuhan	Beijing	Chongqing	CAAS	Hubei	Chongqing
Henglong	Jiulong	Sensor	Henglong	Jielong	Henglong	Henglong	Brazil's	Henglong	Jinghua
Automotive	Power	Application	Automotive	Electric	Automotive	Hongyan	Imports And	Group	Automotive
Parts	Steering	, Inc.	Steering	Power	System Co.,	Automotive	Trade In	Shanghai	Intelligent
Co., Ltd.	Gears		System Co.,	Steering Co.,	Ltd.	System Co.,	Automotive	Automotive	Manufacturing
	Co., Ltd.		Ltd.	Ltd.		Ltd.	Parts Ltd.,	Electronics	Technology
								Research and	Research
								Development	Co., Ltd.
Ltd.,
					"Beijing	"Chongqing	"Brazil	“Shanghai	“Chongqing
"Henglong"[3]	"Jiulong"[4]	"USAI"[5]	"Wuhu"[6]	"Jielong"[7]	Henglong"[8]	Henglong"[9]	Henglong"[10]	Henglong”[13]	Jinghua”[14]
↓				↓
↓100%				↓85%
Jingzhou				Wuhan
Henglong				Chuguanjie
Automotive				Automotive
Technology				Science
(Testing)				and Technology
Center				Ltd.,

"Testing				"Wuhan
Center"[11]				Chuguanjie"[12]

5 | Page

1.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

2.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

3.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light-duty vehicles.

4.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.

5.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	Jielong was established in 2006 and mainly engages in the production and sales of automobile steering columns.

8.	Beijing Henglong was established in 2010 and mainly engages in the design, development and manufacture of both hydraulic and electric power steering systems (EPS) and parts. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for by the equity accounting method.

9.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

10.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sale of automotive parts in Brazil.

11.	Testing Center was established in 2009 and mainly engages in the research and development of new products.

12.	In May 2014, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China. The registered capital of Wuhan Chuguanjie is RMB 30.0 million, equivalent to approximately $4.9 million.

13.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sale of automotive electronics.

14	Chongqing Jinghua was established in 2016 and mainly engages in the research and development of automotive intelligent technologies. According to the joint venture agreement, the Company does not have voting control of Chongqing Jinghua. Therefore, the Company’s consolidated financial statements do not include Chongqing Jinghua, and such investment is accounted for by the equity accounting method.

The Company has business relationships with more than sixty vehicle manufacturers, including FAW Group and Dongfeng Auto Group Co., Ltd., two of the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd, the largest light vehicle manufacturer in China; Chery Automobile Co., Ltd., the largest state owned car manufacturer in China, and BYD Auto Co., Ltd. and Zhejiang Geely Automobile Co., Ltd., the largest privately owned car manufacturers in China. The PRC-based joint ventures of General Motors (GM), Volkswagen, Citroen and Fiat Chrysler North America are all key customers of the Company. Starting in 2008, the Company has supplied power steering gears to the Sino-foreign joint ventures established by GM, Citroen and Volkswagen in China. The Company has supplied power steering gear to Fiat Chrysler North America since 2009.

6 | Page

INTELLECTUAL PROPERTY RIGHTS

Intellectual Property rights, “IP,” are important in helping the Company maintain its competitive position. Currently, the Company owns IP rights, including two trademarks covering automobile parts, “HL” and “JL,” and more than eighty-five patents registered in China covering power steering technology. The Company is in the process of integrating new advanced technologies such as electronic chips in power steering systems into its current production line and is pursuing aggressive strategies in technology to maintain a competitive edge within the automobile industry. In December 2009, the Company, through Henglong, formed Testing Center and cooperated with Nanyang Ind. Co. Ltd. and Tsinghua University to engage in the research and development of new products, such as EPS, integral rack and pinion power steering and high pressure power steering, to optimize current products design and to develop new, cost-saving manufacturing processes. In January 2015, Hubei Henglong formed Shanghai Henglong, which mainly engages in the design and sale of automotive electronics, to capture the market opportunities for EPS, which were included in traditional hydraulic power steering products by many automobile makers.

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

7 | Page

•	companies involved with power steering systems.

CUSTOMERS

The Company’s ten largest customers represented 67.6% of the Company’s total sales for the year ended December 31, 2016. The following table sets forth information regarding the Company’s ten largest customers.

Percentage of Total
Name of Major Customers	Revenue in 2016
Fiat Chrysler North America	11.5%
JAC	9.1%
Dongfeng Auto Group Co., Ltd.	7.3%
SAIC Motor	7.0%
Beijing Henglong (for Beiqi Foton)	6.8%
Chongqing Changan Automobile Co., Ltd.	6.7%
Zhejiang Geely Holding Group	5.4%
Baoding Great Wall Automobile Holding Co., Ltd.	4.9%
Chery Automobile Co., Ltd.	4.6%
Shengyang Brilliance Jinbei Automobile Co., Ltd.	4.3%
Total	67.6%

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

SALES AND MARKETING

The Company’s sales and marketing team has 123 sales persons, which are divided into an OEM team, a sales service team and a working group dedicated to international business. These sales and marketing teams provide a constant interface with the Company’s key customers. They are located in all major vehicle producing regions to represent more effectively the Company’s customers’ interests within the Company’s organization, to promote their programs and to coordinate their strategies with the goal of enhancing overall service and satisfaction. The Company’s ability to support its customers is further enhanced by its broad presence in terms of sales offices, manufacturing facilities, engineering technology centers and joint ventures.

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

8 | Page

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

EMPLOYEES AND FACILITIES

As of December 31, 2016, the Company employed approximately 4,505 persons, including approximately:

•	2,121 by Henglong (including Testing Center formed by Henglong) ;
•	830 by Jiulong;
•	296 by Shenyang;
•	22 by USAI;
•	140 by Wuhu;
•	213 by Jielong;
•	71 by Wuhan Chuguanjie;
•	642 by Hubei Henglong;
•	17 by HLUSA;
•	113 by Chongqing Henglong;
•	13 by Brazil Henglong; and
•	27 by Shanghai Henglong.

As of December 31, 2016, Henglong, Jiulong, Shenyang, Chongqing, Wuhan Chuguanjie, Hubei Henglong and Wuhu had a manufacturing and administration area of 111,211 square meters, 39,478 square meters, 35,354 square meters, 57,849 square meters, 53,675 square meters, 177,747 square meters and 83,705 square meters, respectively.

Hubei Province, which is home to Dongfeng, one of the largest automakers in China, provides an ample supply of inexpensive but skilled labor to automotive-related industries. The annual production of one of the Company’s main products, power steering gears, was approximately 5.6 million units and 4.9 million units in 2016 and 2015, respectively. Although the production process continues to rely heavily on manual labor, the Company has invested substantially in high-level production machinery to improve capacity and production quality. Approximately $98.2 million was spent over the last three years to purchase professional-grade equipment and extend workshops.

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

9 | Page

The Company’s purchases from its ten largest suppliers represented in the aggregate 24.0% of all components and raw materials it purchased for the year ended December 31, 2016, and none of them provided more than 10% of total purchases.

All components and raw materials are available from numerous sources. The Company has not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally does not carry inventories of these items in excess of what is reasonably required to meet its production and shipping schedules.

RESEARCH AND DEVELOPMENT

The Company owns the Testing Center, a Hubei Provincial-Level technical center, which has been approved by the Hubei Economic Commission. The center has a staff of about 522, including 51 senior engineers and 278 engineers, primarily focusing on steering system R&D, tests, production process improvement and new material and production methodology application.

In addition, the Company has formed Shanghai Henglong to engage in the design and sale of automotive electronics, including key parts of EPS.

The Company believes that its engineering and technical expertise, together with its emphasis on continuing research and development, allow it to use the latest technologies, materials and processes to solve problems for its customers and to bring new, innovative products to market. The Company believes that continued research and development activities, including engineering, are critical to maintaining its pipeline of technologically advanced products. The Company has aggressively managed costs in other portions of its business in order to increase its total expenditures for research and development activities, including engineering, at approximately $27.7 million and $22.3 million for the years ended December 31, 2016 and 2015, respectively. In 2016 and 2015, the sales of such newly developed products accounted for about 18.1% and 20.1%, respectively, of total sales.

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

10 | Page

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

CHINESE AUTOMOBILE INDUSTRY

The Company is a supplier of automotive parts and most of its operations are located in China. An increase or decrease in the output and sales of Chinese vehicles could result in an increase or decrease of the Company’s results of operations. According to the latest statistics from the China Association of Automobile Manufacturers, “CAAM,” in 2016, the output and sales volume of vehicles in China have reached 28.1 million and 28.0 million units, respectively, an increase of 14.5% and 13.7% compared to 2015. The output and sales volume of passenger vehicles in 2016 was 24.4 million and 24.4 million units respectively, an increase of 15.5% and 14.9% compared to 2015. The output and sales volume of commercial vehicles in 2016 was 3.7 million and 3.7 million units, respectively, an increase of 8.0% and 5.8% compared to 2015. In 2016, the Company’s sales of steering gears for passenger vehicles and commercial vehicles increased by 2.7% and 1.5%, respectively, compared to 2015.

CAAM expects that sales volume of vehicles in China will grow by 5% in 2017.

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

During the years ended December 31, 2015 and 2016, the Company did not make any material capital expenditures relating to environmental compliance.

11 | Page

FINANCIAL INFORMATION AND GEOGRAPHIC AREAS

Financial information about sales and long-term assets by major geographic region can be found in Note 31, “Segment Reporting” to the consolidated financial statements in this Report. The following table summarizes the percentage of sales and total assets by major geographic regions:

	Net Sales		Long-term assets
	Year Ended December 31,		As of December 31
	2016	2015	2016	2015

Geographic region:
United States	12.0%	13.2%	0.5%	0.7%
China	86.5	86.2	99.1	98.9
Other foreign countries	1.5	0.6	0.4	0.4
Total consolidated	100.0%	100.0%	100.0%	100.0%

12 | Page

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

13 | Page

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

14 | Page

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

For the year ended December 31, 2016, approximately 11.5%, 9.1%, 7.3% and 7.0% of the Company’s sales were to Fiat Chrysler North America, JAC, Dongfeng Auto Group Co., Ltd., and SAIC Motor, the Company’s four largest customers in 2016, respectively. In total, these four largest customers accounted for 34.9% of total sales in 2016. For the year ended December 31, 2015, approximately 12.8%, 9.4%, 8.0% and 8.0% of the Company’s sales were to Fiat Chrysler North America, JAC, Dongfeng Auto Group Co., Ltd., and Chongqing Changan Automobile Co., Ltd., the Company’s four largest customers in 2015, respectively. In total, these four largest customers accounted for 38.2% of total sales in 2015. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

The Company may not be able to collect receivables incurred by customers.

The Company currently sells its products on credit and its ability to receive payment for its products depends on the continued creditworthiness of its customers. Although the Company has long term relationships with its major customers, the customer base may change if its sales increase because of the Company’s expanded capacity. If the Company is not able to collect its receivables, its profitability will be adversely affected.

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

On January 3, 2017, Chongqing Changan Automobile Co., Ltd. registered a recall plan with The General Administration of Quality Supervision, Inspection and Quarantine pursuant to the “Regulation on the Administration of Recall of Defective Auto Products”. The recall plan relates to the recall of 108,642 Eulove vehicles manufactured between November 7, 2012 and November 13, 2015. The recall commenced on March 1, 2017. According to the supplier, the torque sensor on the upper steering shaft subassembly in the recalled vehicles is subject to abnormal wear after long-term usage, posing a safety risk in extreme situations. Chongqing Changan Automotive Co., Ltd. will replace the upper steering shaft subassembly in the recalled vehicles free of charge to mitigate the safety risk.

15 | Page

On January 22, 2017, Jiangxi Changhe Suzuki Automobile Co., Ltd. registered a recall plan with The General Administration of Quality Supervision, Inspection and Quarantine pursuant to the “Regulation on the Administration of Recall of Defective Auto Products”. The recall plan relates to the recall of 44,169 Liana A6 vehicles manufactured between September 7, 2013 and April 28, 2015. The recall commenced on February 24, 2017. According to the supplier, the electronic-assist ECU may malfunction under certain circumstances, which may lead the steering assist to enter safety protection status, posing a safety risk in extreme situations. Jiangxi Changhe Suzuki Automotive Co., Ltd. will implement a technical upgrade of the ECU in the recalled vehicles free of charge to mitigate the safety risk.

Management has concluded that the defect that led to each of the recalls arose due to the erosion of the contact sensor after long-term use only in vehicles equipped with first-generation EPS. The Company has taken technical measures to reduce the contact sensor erosion in first-generation EPS. The contact sensors in current EPS products have been largely replaced by non-contact sensors.

The Company has recorded a warranty expense of $5.0 million relating to the recall plans described above, which represents the Company's best estimate of the related costs, in the consolidated financial statements included in this Report (See Note 2).

16 | Page

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

The Company’s management controls approximately 62.2% of its outstanding common stock and may have conflicts of interest with the Company’s minority stockholders.

As of December 31, 2016, members of the Company’s management beneficially own approximately 62.2% of the outstanding shares of the Company’s common stock. As a result, except for the related party transactions that require approval of the audit committee of the board of directors of the Company, these majority stockholders have control over decisions to enter into any corporate transaction, which could result in the approval of transactions that might not maximize overall stockholders’ value. Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock. The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders. The Company regularly engages in transactions with entities controlled by one or more of its officers and directors, including those controlled by Mr. Hanlin Chen, the chairman of the board of directors of the Company and its controlling stockholder.

17 | Page

There is a limited public float of the Company’s common stock, which can result in the Company’s stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock or derivative securities.

There is a limited public float of the Company’s common stock. As of December 31, 2016, approximately 37.8 % of the Company’s outstanding common stock is considered part of the public float. The term “public float” refers to shares freely and actively tradable on the NASDAQ Capital Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act. As a result of the limited public float and the limited trading volume on some days, the market price of the Company’s common stock can be volatile, and relatively small changes in the demand for or supply of the Company’s common stock can have a disproportionate effect on the market price for its common stock. This stock price volatility could prevent a security holder seeking to sell the Company’s common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

The Company is subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stock” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of December 31, 2016, the closing price for the Company’s common stock was $5.36. If the Company’s stock is a “penny stock”, it may become subject to Rule 15g-9 under the Securities Exchange Act of 1934, the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors,” generally, individuals with a net worth in excess of $1.0 million or annual incomes exceeding $0.2 million, or $0.3 million together with their spouses. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of purchasers to sell any of the Company’s securities in the secondary market.

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

18 | Page

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

19 | Page

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

20 | Page

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

21 | Page

The Company’s international expansion plans subject it to risks inherent in doing business internationally.

The Company’s long-term business strategy relies on the expansion of its international sales outside China by targeting markets, such as the United States and Brazil. The Company’s net sales outside of China increased from $61.1 million in 2015 to $73.2 million in 2016. Risks affecting the Company’s international expansion include challenges caused by distance, language and cultural differences, conflicting and changing laws and regulations, foreign laws, international import and export legislation, trading and investment policies, foreign currency fluctuations, the burdens of complying with a wide variety of laws and regulations, protectionist laws and business practices that favor local businesses in some countries, foreign tax consequences, higher costs associated with doing business internationally, restrictions on the export or import of technology, difficulties in staffing and managing international operations, trade and tariff restrictions, and variations in tariffs, quotas, taxes and other market barriers. These risks could harm the Company’s international expansion efforts, which could in turn materially and adversely affect its business, operating results and financial condition.

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

22 | Page

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

The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of RMB into foreign currency. In July 2005, the Chinese government has adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”. Between July 2005 to December 2016, the exchange rate between the RMB and the U.S. dollar appreciated from RMB1.00 to $0.1205 to RMB1.00 to $0.1439. Any significant appreciation of the RMB is likely to decrease the income of export products and the cash flow of the Company.

23 | Page

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

On December 25, 2006, the People’s Bank of China, or PBOC, issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by SAFE on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans with Chinese domestic individuals’ participation require approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese domestic individuals who are granted share options or shares by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with the SAFE and complete certain other procedures. As the Company is an offshore listed company, its Chinese domestic directors and employees who may be granted share options or shares shall become subject to the Stock Option Rule. Under the Stock Option Rule, employees stock holding plans, share option plans or similar plans of offshore listed companies with Chinese domestic individuals’ participation must be filed with the SAFE. After the Chinese domestic directors or employees exercise their options, they must apply for the amendment to the registration with the SAFE. As of December 31, 2016, the Company has completed such SAFE registration and other related procedures according to PRC law. If the Company or its Chinese domestic directors or employees fail to comply with these regulations in the future, the Company or its Chinese domestic directors or employees may be subject to fines or other legal sanctions imposed by the SAFE or other Chinese government authorities.

24 | Page

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

25 | Page

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

26 | Page

		Total Area	Building Area	Original Cost of
Name of Entity	Product	(sq.m.)	(sq.m.)	Equipment	Site
Henglong	Automotive Parts	97,818	20,226	$55,438	Jingzhou City, Hubei Province
		13,393	13,707	$-	Wuhan City, Hubei Province
Jiulong	Power Steering Gear	39,478	23,728	$35,690	Jingzhou City, Hubei Province
Shenyang	Automotive Steering Gear	35,354	10,425	$6,169	Shenyang City, Liaoning Province
Chongqing	Power Steering Gear	57,849	10,413	$2,431	Chongqing City
Jielong (1)	Electric Power Steering	-	-	$4,813	Wuhan City, Hubei Province
Wuhan Chuguanjie	Electric Power Steering	53,675	-	$-	Wuhan City, Hubei Province
USAI (1)	Sensor Modular	-	-	$1,021	Wuhan City, Hubei Province
Hubei Henglong	Automotive Steering Gear	177,747	65,749	$17,438	Jingzhou City, Hubei Province
Wuhu	Automotive Steering Gear	83,705	27,288	$4,610	Wuhu City, Anhui Province
Total		559,019	171,536	$127,610

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

MARKET PRICES OF COMMON STOCK

The Company’s common stock has been traded on the NASDAQ Capital Market under the symbol “CAAS”. The high and low bid intra-day prices of the common stock in 2016 and 2015 were reported on NASDAQ for the time periods indicated on the table below. Accordingly, the table below contains the high and low bid closing prices of the common stock as reported on the NASDAQ for the time periods indicated.

	Price Range
	2016		2015
	High	Low	High	Low
First Quarter	$5.24	$3.52	$7.28	$6.06
Second Quarter	$4.60	$3.15	$8.95	$7.00
Third Quarter	$4.34	$3.18	$8.22	$4.92
Fourth Quarter	$7.78	$3.76	$6.26	$4.58

ISSUER PURCHASES OF EQUITY SECURITIES

On December 18, 2015, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing markets prices or in privately negotiated transactional through December 17, 2016. The repurchase program terminated on December 17, 2016. During the year ended December 31, 2016, under the repurchase program, the Company repurchased 477,015 shares of the Company’s common stock for cash consideration of $1.9 million on the open market.

27 | Page

STOCKHOLDERS

The Company’s common shares are issued in registered form. Securities Transfer Corporation in Frisco, Texas is the registrar and transfer agent for the Company’s common stock. As of December 31, 2016, there were 31,644,004 shares of the Company’s common stock (excluding 694,298 shares of the Company’s treasury stock) issued and outstanding and the Company had approximately 60 stockholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The securities authorized for issuance under equity compensation plans at December 31, 2016 are as follows:

	Number of securities to be	Weighted average	Number of securities
	issued upon exercise of	exercise price of	remaining available for
Plan category	outstanding options	outstanding options	future issuance
Equity compensation plans approved by security holders	2,200,000	$7.31	1,608,650

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

28 | Page

GENERAL OVERVIEW

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company.” The Company, through its Sino-foreign joint ventures, engages in the manufacture and sales of automotive systems and components in the People’s Republic of China, the “PRC,” or “China.” Genesis, a company incorporated on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, is a wholly-owned subsidiary of the Company. Henglong USA Corporation, “HLUSA,” which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly. Furthermore, the Company owns the following aggregate net interests in the following wholly-owned subsidiaries and joint ventures organized in the PRC as of December 31, 2016 and 2015.

	Aggregate Net Interest
	December 31,	December 31,
Name of Entity	2016	2015
Henglong	100.00%	100.00%
Jiulong	100.00%	100.00%
Shenyang	70.00%	70.00%
USAI	83.34%	83.34%
Wuhu	77.33%	77.33%
Jielong	85.00%	85.00%
Hubei Henglong	100.00%	100.00%
Testing Center	100.00%	100.00%
Beijing Henglong	50.00%	50.00%
Chongqing Henglong	70.00%	70.00%
Brazil Henglong(1)	80.00%	80.00%
Wuhan Chuguanjie (2)	85.00%	85.00%
Shanghai Henglong (3)	100.00%	100.00%
Chongqing Jinghua (4)	30.00%	-

(1)	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sale of automotive parts in Brazil.

(2)	In May 2014, Jielong formed a subsidiary, Wuhan Chuguanjie, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.

(3)	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sale of automotive electronics.

(4)	In October 2016, Hubei Henglong invested RMB 3.0 million, equivalent to approximately $0.4 million, to establish a joint venture company, Chongqing Jinghua Automotive Intelligent Manufacturing Technology Research Co., Ltd., with five other parties.

29 | Page

RESULTS OF OPERATIONS

2016 Versus 2015 Comparative

Net Sales and Cost of Sales

For the years ended December 31, 2016 and 2015, net sales and cost of sales are summarized as follows (figures are in thousands of USD):

	Net Sales				Cost of sales
	2016	2015	Change		2016	2015	Change
Henglong	$301,367	$284,355	$17,012	6.0%	$263,105	$240,464	$22,641	9.4%
Jiulong	76,968	69,982	6,986	10.0	66,944	63,889	3,055	4.8
Shenyang	35,191	33,193	1,998	6.0	30,092	27,976	2,116	7.6
Wuhu	23,968	23,151	817	3.5	21,951	21,185	766	3.6
Hubei Henglong	57,311	57,383	(72)	-0.1	39,975	43,514	(3,539)	-8.1
Other Sectors	46,928	40,129	6,799	16.9	38,446	32,016	6,430	20.1
Eliminations	(79,683)	(64,660)	(15,023)	23.2	(79,382)	(65,058)	(14,324)	22.0
Total	$462,050	$443,533	$18,517	4.2%	$381,131	$363,986	$17,145	4.7%

Net Sales

Net product sales were $462.1 million for the year ended December 31, 2016, as compared to $443.5 million for the year ended December 31, 2015, representing an increase of $18.6 million, or 4.2%. The increase was mainly due to the recovery of the Chinese automobile industry in 2016. As the major part of the Company’s business is in China, the recovering automobile industry in China led to an increased sales volume of the Company as an auto parts supplier.

The product mix change also caused an increase in the Company’s net product sales. With more passenger vehicles assembling EPS, the share of HPS, the Company’s traditional products, is shrinking. Though the Company’s sales of EPS increased substantially, the increase was partially offset by the decline in sales of HPS. Net sales of traditional steering products were $329.7 million for the year ended December 31, 2016, compared to $346.8 million for 2015, representing a decrease of $17.1 million, or 4.9%. Net sales of EPS were $129.2 million for the year ended December 31, 2016, compared to $89.2 million for 2015, representing an increase of $40.0 million, or 44.8%. As a percentage of net sales, the sales of EPS was 28.0% for the year ended December 31, 2016, compared to 20.1% for 2015.

The depreciation of the RMB against the U.S. dollar in 2016 also caused a decrease in net sales, as more than 80% of the Company’s business is conducted in China.

In summary, an increase in sales volume led to a sales increase of $40.9 million, an increase in average selling price of steering gears led to a sales increase of $6.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $29.1 million.

30 | Page

Further analysis is as follows:

—	Net sales for Henglong were $301.4 million for the year ended December 31, 2016, compared with $284.4 million for the year ended December 31, 2015, representing an increase of $17.0 million, or 6.0%, which was mainly due to an increase in sales of EPS, partially offset by the decrease in sales of hydraulic power steering gears. An increase in sales volume led to a sales increase of $48.0 million, a decrease in selling price led to a sales decrease of $15.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $15.3 million.

—	Net sales for Jiulong were $77.0 million for the year ended December 31, 2016, compared with $70.0 million for the year ended December 31, 2015, representing an increase of $7.0 million, or 10.0%. A decrease in sales volume led to a sales decrease of $2.7 million, an increase in selling price led to a sales increase of $14.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $4.4 million.

—	Net sales for Shenyang were $35.2 million for the year ended December 31, 2016, compared with $33.2 million for the year ended December 31, 2015, representing an increase of $2.0 million, or 6.0%. The products of Shenyang are mainly sold to Shenyang Brilliance Jinbei Automobile Co., LTD., “Jinbei”. The net sales increase was mainly due to an increase in sales volumes, which led to a sales increase of $6.8 million, the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales decrease of $2.1 million, and a decrease in selling price, which led to a sales decrease of $2.7 million.

—	Net sales for Wuhu were $24.0 million for the year ended December 31, 2016, compared with $23.2 million for the year ended December 31, 2015, representing an increase of $0.8 million, or 3.4%. The products of Wuhu are mainly sold to Chery Automobile Co., Ltd., “Chery”. An increase in sales volumes led to a sales increase of $2.0 million, an increase in selling prices led to a sales increase of $0.3 million and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.5 million.

—	Net sales for Hubei Henglong were $57.3 million for the year ended December 31, 2016, compared with $57.4 million for the year ended December 31, 2015, representing a decrease of $0.1 million, or 0.2%. Most of Hubei Henglong’s products were sold to the United States. An increase in sales volumes led to a sales increase of $0.4 million, an increase in selling price led to a sales increase of $0.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.6 million.

—	Net sales for Other Sectors were $46.9 million for the year ended December 31, 2016, compared with $40.1 million for the year ended December 31, 2015, representing an increase of $6.8 million, or 17.0%, primarily due to the increase of $12.8 million in net sales of Wuhan Chuguanjie, which manufactures electronic components for EPS and sells to Henglong, that were eliminated in consolidation, and partly offset by the decrease of $6.4 million in net sales due to the disposal of Fujian Qiaolong.

Cost of Sales

For the year ended December 31, 2016, the cost of sales was $381.1 million, compared with $364.0 million for the year ended December 31, 2015, an increase of $17.1 million, or 4.7%. The increase in cost of sales was mainly due to a net increase in sales volumes with a cost of sales increase of $35.6 million, an increase in unit cost with a cost of sales increase of $4.9 million and the depreciation of the RMB against the U.S. dollar with a cost of sales decrease of $23.4 million. The increase in the unit cost of sales was primarily due to an increase in the costs of raw materials, such as steel. In January 2017, the Company initiated two recalls related to the Company’s products. The Company has accrued anticipated costs for handling the recalls amounting to $5 million, which are included in the cost of sales for the year ended December 31, 2016. Further analysis is as follows:

—	Cost of sales for Henglong was $263.1 million for the year ended December 31, 2016, compared with $240.5 million for the year ended December 31, 2015, representing an increase of $22.6 million, or 9.4%. An increase in sales volumes resulted in a cost of sales increase of $44.1 million, a decrease in unit material and subcomponents costs led to a cost of sales decrease of $9.6 million and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of sales decrease of $11.9 million.

—	Cost of sales for Jiulong was $66.9 million for the year ended December 31, 2016, compared with $63.9 million for the year ended December 31, 2015, representing an increase of $3.0 million, or 4.7%. The increase in cost of sales was mainly due to an increase in unit cost resulting in a cost of sales increase of $10.3 million , offset by a decrease in sales volumes resulting in a cost of sales decrease of $3.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $3.9 million.

31 | Page

—	Cost of sales for Shenyang was $30.1 million for the year ended December 31, 2016, compared with $28.0 million for the year ended December 31, 2015, representing an increase of $2.1 million, or 7.5%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $6.2 million, a decrease in unit cost resulting in a cost of sales decrease of $2.3 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $1.8 million.

—	Cost of sales for Wuhu was $22.0 million for the year ended December 31, 2016, compared with $21.2 million for the year ended December 31, 2015, representing an increase of $0.8 million, or 3.8%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $1.8 million, the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $1.3 million, and an increase in unit cost resulting in a cost of sales increase of $0.3 million.

—	Cost of sales for Hubei Henglong was $40.0 million for the year ended December 31, 2016, compared with $43.5 million for the year ended December 31, 2015, representing a decrease of $3.5 million, or 8.1%. The net decrease in cost of sales was mainly due to a decrease in unit cost resulting in a cost of sales decrease of $2.5 million and the appreciation of the RMB against U.S. dollar resulting in a cost of sales decrease of $2.7 million, offset by an increase in sales volumes resulting in a cost of sales increase of $1.7 million.

—	Cost of sales for Other Sectors was $38.4 million for the year ended December 31, 2016, compared with $32.0 million for the year ended December 31, 2015, representing an increase of $6.4 million, or 20.0%. The increase in cost of sales for Other Sectors was mainly due to the increase in cost of sales of Wuhan Chuguanjie.

Gross margin was 17.5% for the year ended December 31, 2016, representing a 0.4% decrease from 17.9% for the year ended December 31, 2015, which was primarily due to the product mix change in 2016.

32 | Page

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights and scraps. For the year ended December 31, 2016, gain on other sales amounted to $3.8 million, as compared to $4.4 million for the year ended December 31, 2015, representing a decrease of $0.6 million, or 13.6%, mainly resulting from a decreased gain on sales of materials, iron scrap and aluminum scrap.

Selling Expenses

For the years ended December 31, 2016 and 2015, selling expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2016	2015	Increase/(Decrease)	Percentage
Transportation expense	$6,136	$6,003	$133	2.2%
Salaries and wages	4,406	3,811	595	15.6
Marketing and office expense	3,764	2,519	1,245	49.4
Warehouse rent and inventory handling expenses	2,523	2,330	193	8.3
Other expense	330	340	(10)	-2.9
Total	$17,159	$15,003	$2,156	14.4%

Selling expenses were $17.2 million for the year ended December 31, 2016. As compared to $15.0 million for the year ended December 31, 2015, there was an increase of $2.2 million, or 14.7%, which was mainly due to the Company’s increased marketing activities.

General and Administrative Expenses

For the years ended December 31, 2016 and 2015, general and administrative expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2016	2015	Increase/(Decrease)	Percentage
Salaries and wages	$5,637	$5,822	$(185)	-3.2%
Labor insurance expenses	2,305	2,898	(593)	-20.5
Maintenance and repair expenses	1,312	783	529	67.6
Property and other taxes	1,731	1,978	(247)	-12.5
Reversal of bad debts	(16)	(146)	130	-89.0
Office expense	2,519	2,046	473	23.1
Depreciation and amortization expense	1,220	1,226	(6)	-0.5
Listing expenses (1)	1,768	2,225	(457)	-20.5
Others expenses	365	138	227	164.5
Total	$16,841	$16,970	$(129)	-0.8%

(1)	Listing expenses consisted of the costs associated with legal, accounting and auditing fees for operating a public company. The expenses also included share-based compensation expense for options granted to independent directors.

General and administrative expenses were $16.8 million for the year ended December 31, 2016, substantially consistent with $17.0 million for the year ended December 31, 2015.

33 | Page

Research and Development Expenses

Research and development expenses, “R&D” expenses, were $27.7 million for the year ended December 31, 2016 as compared to $22.3 million for the year ended December 31, 2015, an increase of $5.4 million, or 24.2%, which was mainly due to increased expenditures on R&D activities for EPS products.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce new and innovative products on a cost-competitive basis. In 2016, remaining foreign OEMs significantly increased their demand for EPS, but the related technology in China was still in the research, development and testing stage. In order to expand into the market for EPS, the Company continued its investment in the research and development of EPS in 2016, including assigning the Company’s senior technicians and advanced manufacturing equipment to EPS, establishing the EPS trail-production department, hiring technologists and purchasing advanced technology and testing equipment.

Income from Operations

Income from operations was $23.0 million for the year ended December 31, 2016 as compared to $29.7 million for the year ended December 31, 2015, a decrease of $6.7 million, or 22.6%, which mainly consisted of a decrease of $0.6 million, or 13.6%, in gain on other sales and an increase in operating expenses of $7.4 million, or 13.6%, offset by an increase of $1.4 million, or 1.7%, in gross profit.

Other Income, Net

Other income, net was $1.1 million for the year ended December 31, 2016 as compared to $0.8 million for the year ended December 31, 2015, an increase of $0.3 million, or 37.5%, primarily as a result of an increase in the unspecific purpose subsidies being recognized in 2016.

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

Interest Expense

Interest expense was $0.7 million for the year ended December 31, 2016 as compared to $1.3 million for the year ended December 31, 2015, a decrease of $0.6 million, or 46.2%, primarily as a result of the decrease in weighted average loans outstanding.

34 | Page

Financial Income, Net

Financial income, net was $1.4 million for the year ended December 31, 2016 as compared to $2.9 million for the year ended December 31, 2015, a decrease of $1.5 million, or 51.7%, primarily as a result of a decrease in interest income of $1.3 million.

Income Before Income Tax Expenses and Equity in Earnings of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $24.9 million for the year ended December 31, 2016 compared with $32.0 million for the year ended December 31, 2015, a decrease of $7.1 million, or 22.2%, including a decrease in income from operations of $6.7 million, an increase in other income of $0.3 million, a decrease in interest expenses of $0.6 million, and a decrease in financial income of $1.5 million.

Income Taxes

Income tax expense was $2.5 million for the year ended December 31, 2016 compared to $4.5 million for the year ended December 31, 2015, representing a decrease of $2.0 million, or 44.4%, which was mainly due to a decrease in income before tax and a decrease in effective tax rate. The effective tax rate decreased from 14.0% for the year ended December 31, 2015 to 10.0% for the year ended December 31, 2016, primarily due to an increase in the tax benefit from the super deduction for R&D expenses.

35 | Page

Net Income

Net income was $23.0 million for the year ended December 31, 2016, compared with net income of $27.9 million for the year ended December 31, 2015, representing a decrease of $4.9 million, or 17.6%, mainly due to a decrease in income before income tax expenses and equity in earnings of affiliated companies of $7.1 million, offset by a decrease in income tax expenses of $2.0 million.

Net Income Attributable to Non-controlling Interests

The Company recorded net income attributable to non-controlling interests of $0.5 million for the year ended December 31, 2016, consistent with $0.5 million for the year ended December 31, 2015.

The Company owns different equity interests in nine non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong and Chongqing Jinghua, which are accounted for under the equity method, all of the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s consolidated financial statements as of December 31, 2016 and 2015.

Net Income Attributable to Parent Company

Net income attributable to parent company was $22.5 million for the year ended December 31, 2016. As compared to $27.4 million for the year ended December 31, 2015, there was a decrease of $4.9 million, or 17.9%, mainly resulting from the decrease in net income of $4.9 million.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of December 31, 2016, the Company had cash and cash equivalents and short-term investments of $61.6 million, compared with $90.9 million as of December 31, 2015, a decrease of $29.3 million, or 32.2%. Short-term investments included pledged short-term investments of $5.7 million and nil, respectively, as of December 31, 2016 and 2015.

The Company had working capital (current assets less current liabilities) of $161.0 million as of December 31, 2016, compared with $177.8 million as of December 31, 2015, representing a decrease of $16.8 million, or 9.4%.

The Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The Company believes that, in view of its current cash position , the cash expected to be generated from the operations and funds available from bank borrowings will be sufficient to meet its working capital and capital expenditure requirements (including the repayment of bank loans) for at least twelve months commencing from the date of issuance of this annual report.

36 | Page

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

The Company had short-term loans of $40.8 million (See Note 12) and bankers’ acceptance notes of $75.3 million (excluding commercial acceptance notes of $3.6 million) (See Note 13) as of December 31, 2016.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of the RMB, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances is expected to be reduced by approximately $15.1 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $15.1 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $10.1 million, which is 67.3%, the mortgage ratio, of $15.1 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of December 31, 2016, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD)

	Bank	Due Date	Amount Available (4)	Amount Used		Assessed Mortgage Value (5)

1. Comprehensive credit facilities	Hubei Bank	Sep 2017	25,947	7,764		53,762

2. Comprehensive credit facilities	China Construction Bank	Dec 2017	4,325	-		27,281

3. Comprehensive credit facilities	Shanghai Pudong Development Bank(1)	Oct 2017	18,740	9,660		14,886

4. Comprehensive credit facilities	China CITIC Bank (1)	Sep 2017	57,662	24,048		8,855
	China CITIC Bank	Jul 2019	3,114	2,595		5,482

5. Comprehensive credit facilities	Huaxia Bank (1)	Jul 2017	28,831	2,105		-

6. Comprehensive credit facilities	China Everbright Bank	Dec 2017	4,325	2,208		7,381

7. Comprehensive credit facilities	ICBC Macau	May 2017	30,000	30,000		32,384

8. Comprehensive credit facilities	HSBC (China) Company Limited	June 2017	5,000	5,000		5,190

9. Comprehensive credit facilities	HSBC Brazil	Oct 2017	70	54		72

10. Comprehensive credit facilities	Bank of China (Brazil)	Feb 2018	610	608		865
Total			$178,624	$84,042	(2)	$156,158	(3)

37 | Page

(1)	Each of Hubei Henglong’s comprehensive credit facilities with Shanghai Pudong Development Bank is required to be guaranteed by Jielong and Hubei Henglong in addition to the above pledged assets. Each of Hubei Henglong’s comprehensive credit facilities with China CITIC Bank is required to be guaranteed by Henglong and Hubei Henglong, in addition to the above pledged assets, and Henglong’s comprehensive credit facilities with Hua Xia Bank are required to be guaranteed by Hubei Henglong.

(2)	Amount used represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $37.8 million and notes payable of $46.2 million as of December 31, 2016. The remainder of $3.6 million of government loans and $32.7 million of notes payable was secured by bank notes or time deposits without utilization of credit lines.

(3)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of December 31, 2016, the pledged assets included $32.4 million notes receivable, $6.1 million of time deposits and other pledged assets with assessed value of $117.7 million.

(4)	The amount available is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	The pledged cash deposits, which are disclosed in Note 2 to the consolidated financial statements, were not included in the assessed mortgage value.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company renewed its existing short-term bank loans and borrowed new bank loans during 2016 at annual interest rates ranging from 1.5% to 8.2%, and loan terms of twelve months. The large spread in interest rates was due to the different currencies (interest rates of loans in foreign currencies are normally lower than loans in RMB) and lenders (interest rates for government loans are normally lower than for commercial bank loans). Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed

1.	Equipment with an assessed value of approximately $53.8 million as security for its revolving comprehensive credit facility with Hubei Bank;

2.	Land use rights, buildings and equipment with an assessed value of approximately $27.3 million as security for its revolving comprehensive credit facility with China Construction Bank;

3.	Land use rights and buildings with an assessed value of approximately $14.9 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank;

4.	Land use rights and buildings with an assessed value of approximately $8.9 million as security for its comprehensive credit facility with China CITIC Bank Wuhan Branch;

Land use rights and buildings with an assessed value of approximately $5.5 million as security for its comprehensive credit facility with China CITIC Bank Shenyang Branch;

5.	Land use rights and buildings with an assessed value of approximately $7.4 million as security for its comprehensive credit facility with China Everbright Bank.

38 | Page

6.	On May 18, 2012, the Company entered into a Credit Agreement with ICBC Macau to obtain the Credit Facility.

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

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB207.1 million, equivalent to approximately $32.6 million. The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013 and has been extended to May 12, 2017. The Company is expected to extend the loan for another year upon its maturity.

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

On July 7, 2016, HSBC HK agreed to extend the maturity date of the Credit Facility to July 1, 2017. The interest rate of the Credit Facility under the extended term is revised as three-month LIBOR plus 0.8% per annum, i.e.1.8% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged.

8.	On April 1, 2016, Brazil Henglong entered into a credit facility agreement with HSBC Brazil to obtain a credit facility in the amount of $0.1 million, the “HSBC Credit Facility”. The HSBC Credit Facility will expire on October 27, 2017. As security for the HSBC Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide HSBC Brazil with the Standby Letter of Credit for a total amount of $0.1 million if the HSBC Credit Facility is fully drawn.

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

9.	On August 16, 2016, Brazil Henglong entered into a credit facility agreement with Bank of China (Brazil) to obtain a credit facility in the amount of $0.6 million, the “Bank of China Credit Facility”. The Bank of China Credit Facility will expire on February 18, 2018. As security for the Bank of China Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide Bank of China (Brazil) with a Standby Letter of Credit for a total amount of $0.9 million if the Bank of China Credit Facility is fully drawn.

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

39 | Page

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

	Payment Due Dates
	( in thousands of USD)
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	Years
Short-term and long-term loans including interest payable	$41,807	$41,173	$634	$-	$-
Notes payable (1)	78,940	78,940	-	-	-
Obligation for investment contract (2)	12,541	7,351	5,190	-	-
Other contractual purchase commitments, including service agreements	1,363	1,060	303	-	-
Total	$134,651	$128,524	$6,127	$-	$-

(1)	Notes payable do not bear interest.

(2)	On September 22, 2014, Hubei Henglong entered into an agreement with other parties to establish the Venture Fund, under which Hubei Henglong has committed to make investments of RMB50.0 million (equivalent to approximately $7.2 million) into the Venture Fund in three installments. As of December 31, 2016, Hubei Henglong has completed a capital contribution of RMB35 million, equivalent to approximately $5.1 million, representing 14.7% of the Suzhou Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB 15.0 million, equivalent to approximately $2.2 million, will be paid upon capital calls received from the Venture Fund.

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $17.3 million, representing 17.1% of Chongqing Venture Fund’s shares. The capital contribution will be paid in three installments. As of December 31, 2016, Hubei Henglong has completed a capital contribution of RMB 48.0 million, equivalent to approximately $7.2 million, representing 23.5% of Chongqing Venture Fund’s shares. The remaining capital contribution will be made in installments through 2018.

Short-term and Long-term Loans

The following table summarizes the contract information of short-term and long-term borrowings between the banks, government and the Company as of December 31, 2016 (figures are in thousands of USD).

Bank / PRC Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date

ICBC Macau	Working Capital	May 13, 2016	12	1.70%	Pay quarterly	May 12 2017	$30,000
HSBC Brazil	Working Capital	May 6, 2016	17	8.21%	Pay quarterly	Oct 9, 2017	54
HSBC Brazil	Working Capital	Aug 16, 2016	18	3.82%	Pay quarterly	Feb 18, 2018	608
China CITIC Bank	Working Capital	Nov 4, 2016	12	5.22%	Pay quarterly	Nov 4, 2017	2,162
HSBC Bank (China) Company Limited	Working Capital	Jul 1, 2016	12	1.80%	Pay monthly	June 30 2017	5,000
Financial Bureau of Jingzhou Development Zone	Working Capital	June 10, 2016	12	1.50%	Pay upon maturity	June 10, 2017	3,604
Total							$41,428

40 | Page

The Company must use the loans for the purpose described in the table. For the two bank loans with ICBC Macau and HSBC Bank (China) Company Limited, if the Company fails to do so, it will be charged a penalty interest at 50% to 100% of the specified loan rate listed in the table above. Except for the loan granted by ICBC Macau as disclosed in the section “Capital Source” above, the Company has to pay interest at the interest rate described in the table on the 20th of each month, quarter or semiannual period, as applicable. If the Company fails to do so, it will be charged compound interest at the specified rate in the above table. The Company has to repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged a penalty interest at 50% of the specified loan rate.

Management believes that the Company had complied with such financial covenants as of December 31, 2016, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of December 31, 2016 (figures are in thousands of USD):

			Amount Payable on
Purpose	Term (Month)	Due Date	Due Date
Working Capital (1)	3-6	Jan, 2017	$7,911
Working Capital (1)	3-6	Feb, 2017	9,085
Working Capital (1)	3-6	Mar, 2017	16,488
Working Capital	3-6	Apr, 2017	11,585
Working Capital	3-6	May, 2017	13,591
Working Capital	3-6	Jun, 2017	16,647
Working Capital	6-12	Sep, 2017	1,442
Working Capital	6-12	Nov, 2017	2,191
Total			$78,940

(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of December 31, 2016, and believes it will continue to comply with them.

Cash flows

(a)	Operating Activities

Net cash provided by operating activities for the year ended December 31, 2016 was $11.8 million, compared with net cash provided of $39.3 million for the year ended December 31, 2015, representing a decrease of $27.5 million, which was mainly due to the net effect of (1) the decrease in net income excluding non-cash items by $7.4 million and (2) the increase in cash outflows from movements of operating assets and liabilities by $20.1 million. The increase in cash outflows was primarily due to the offsetting effect of (1) the increase in cash outflows due to the movement of accounts and notes receivable by $68.1 million as more customers made payments by using bank acceptance notes instead of cash when the credit terms expire, (2) the increase in cash inflows due to the movement of accounts and notes payable by $38.0 million, (3) the increase in cash outflows due to the movement of inventories by $7.8 million, and (4) the increase in cash inflows due to the movement of accrued expenses and other payables by $11.3 million, tax payable by $4.9 million and accrued payroll and related costs by $2.0 million.

41 | Page

(b)	Investing Activities

The Company used net cash of $52.2 million in investment activities during the year ended December 31, 2016, compared to $32.3 million in 2015, representing an increase of $19.9 million, which was mainly due to the increased long-term investments of $8.9 million, a decrease in purchases of property, plant and equipment of $2.1 million, a decrease in cash used to acquire intangible assets of $0.8 million, an increase in cash used for purchase of short-term investments and long-term time deposits by $15.8 million, a decrease in cash received from maturities of short-term investments and long-term time deposits by $4.5 million, an increase in cash received from property, plant and equipment sales by $0.6 million, an increase in the cash provided due to cash received from disposal of Fujian Qiaolong of $2.0 million and a decrease in the cash outflow due to movement of other receivables of $3.8 million.

(c)	Financing Activities

During the year ended December 31, 2016, the Company had net cash of $4.4 million provided by financing activities, compared to net cash of $1.8 million used by financing activities for 2015, representing a change of $6.2 million, which was mainly due to the net effect of: (1) increased proceeds of $2.9 million from bank and government loans, (2) a decrease of $4.9 million of repayments of bank/government loans, and (3) payments to repurchase treasury stock of $1.9 million.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2016 and 2015, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

At December 31, 2016, the Company did not enter into any other commitments except those cash requirements disclosed in the Liquidity and Capital Resources section.

SUBSEQUENT EVENTS

On March 16, 2017, in order for generating higher returns of the Company’s idle cash, one of the Company's subsidiaries, Hubei Henglong, entered into an entrusted loan agreement with Founder Bea Trust Co., Ltd. ("Founder Bea"), an independent financial institution, to lend an entrusted loan to Jingzhou Henglong Real Estate Co., Ltd., “Henglong Real Estate”, one of the Company’s related parties. Pursuant to the loan agreement, Hubei Henglong lent RMB 200 million (equivalent to $28.8 million) to Henglong Real Estate through Founder Bea on the same day, with a term of one year and an annual interest rate of 6.35%. The annual rate of the management fee to be paid by Hubei Henglong as the entrusting party to Founder Bea is 0.3%.

42 | Page

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

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. During 2016, the Company supplied products to North America and settled in cash in U.S. dollars. As a result, appreciation or currency fluctuation of the RMB against the U.S. dollar would increase the cost of export products, and adversely affect the Company’s financial performance.

In July 2005, the Chinese government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During December 2015 to December 2016, the exchange rate between RMB and U.S. dollar depreciated from RMB1.00 to $0.1549 to RMB1.00 to $0.1439. The depreciation of the RMB may continue. Significant depreciation of the RMB is likely to decrease the Company’s income generated from China.

43 | Page

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which was further updated by ASU No. 2016-08 in March 2016, ASU No. 2016-10 in April 2016 and ASU No. 2016-11 in May 2016. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. The Company continues to evaluate the impact of the new standard on its consolidated financial statements and disclosures.  Based on the analysis conducted to date, the Company does not believe the impact upon adoption will be material to its consolidated financial statements.  The Company plans to adopt the standard in the first quarter of 2018.

In February 2016, the FASB issued ASU 2016-02, Leases. Under the new guidance, lessees will be required to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. The Company is in the process of evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to Equity Method of Accounting. This update eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for use of the equity method as a result of the increase in the level of ownership. The amendments in this update are effective for fiscal years, including interim periods within those years, beginning after December 15, 2016. Early application is permitted. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

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

44 | Page

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 refines how companies classify certain aspects of the cash flow statement in regards to debt prepayment, settlement of debt instruments, contingent consideration payments, proceeds from insurance claims and life insurance policies, distribution from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of evaluating the impact of ASU 2016-16 on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory, to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of this Update are intellectual property and property, plant, and equipment. The Update does not change GAAP for an intra-entity transfer of inventory. The amendments in this Update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in this Update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is in the process of evaluating the impact of the Update, and does not expect that the adoption will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will become effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance and its impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01: Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs. Lastly, the amendments in this Update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. Early application of the amendments in this Update is allowed. The amendments in this Update should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company is in the process of evaluating the impact of the Update, and does not expect that the adoption will have a material impact on its consolidated financial statements.

45 | Page

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

The Company considers an accounting estimate to be critical if:

•	it requires the Company to make assumptions about matters that were uncertain at the time it was making the estimate; and

•	changes in the estimate or different estimates that the Company could have selected would have had a material impact on the Company’s financial condition or results of operations.

The table below presents information about the nature and rationale for the Company critical accounting estimates:

Critical
Balance Sheet	Estimate		Assumptions/Approaches
Caption	Item	Nature of Estimates Required	Used	Key Factors
Accrued liabilities and other long-term liabilities	Warranty obligations	Estimating warranty requires the Company to forecast the resolution of existing claims and expected future claims on products sold. OEMs are increasingly seeking to hold suppliers responsible for product warranties, which may impact the Company’s exposure to these costs.	The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	•OEM sourcing •OEM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments	The Company is required from time-to-time to review the recoverability of certain of its assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	•Future production estimates •Customer preferences and decisions

Inventory	Provision for inventory impairment	The Company is required from time to time to review the turnover of inventory based on projections of anticipated future cash flows, including provision of inventory impairment for over market price and undesirable inventories.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments..	•Future production estimates •Customer preferences and decisions

Deferred income taxes	Recoverability of deferred tax assets	The Company is required to estimate whether recoverability of its deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.	The Company uses historical and projected future operating results, based upon approved business plans, including a review of the eligible carry forward period, tax planning opportunities and other relevant considerations.	•Tax law changes •Variances in future projected profitability, including by taxing entity

Convertible notes payable, warrant liabilities, compound derivative liabilities	Warrant liabilities and compound derivative liabilities	The Company is required to estimate the fair value of warrant liabilities and compound derivative liabilities at conception and completion of each reporting period.	The Company uses Black-Scholes option pricing model to determine fair value of warrant; uses Monte Carlo simulation (“MCS”) valuation techniques to determine fair value of compound derivative liabilities.	•Expected volatility •Risk-free rate •Interest market risk •Credit risk •Redemption activities before maturity

Uncertain tax	Uncertain tax positions	The Company is required to determine and assess all material positions, including all significant uncertain positions in all tax years that are still subject to assessment or challenge under relevant tax statutes.	The Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.

•An allocation or a shift of income between jurisdictions

•The characterization of income or a decision to exclude reporting taxable income in a tax return

•A decision to classify a transaction, entity, or other position in a tax return as tax exempt

46 | Page

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

47 | Page

The value of the RMB fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the RMB is not readily convertible into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of RMB into foreign currencies such as the U.S. dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On December 31, 2016 and 2015, the exchange rates of RMB against U.S. dollar were RMB1.00 to $0.1439 and RMB1.00 to $0.1549, respectively. Any significant future appreciation of the RMB is likely to decrease the amount of export products, thus decreasing the Company’s income generated from overseas.

In order to mitigate the currency exchange rate risk, the Company has inserted a currency exchange rate fluctuation compensation provision in its sales contracts with its international customers to the effect that both parties will bear 50% of such loss when the fluctuation is over 8% within that contract year.

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not require collateral or other security to support client receivables since most of its customers are large, well-established companies. The Company's credit risk is also mitigated because its customers are all selected enterprises supported by the local government. One customer, Fiat Chrysler North America, accounted for more than 10% (11.5%) of the Company’s consolidated revenues in 2016. The Company maintains an allowance for doubtful accounts for any potential credit losses related to its trade receivables. The Company does not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies and the Company does not hold or issue derivative financial instruments for trading or speculative purposes.

INTEREST RATE RISK

The Company’s exposure to changes in interest rates results primarily from its credit facility borrowings. As of December 31, 2016, the Company had $41.4 million of outstanding indebtedness, which is subject to interest rate fluctuations. Based on the amount of such borrowings as of December 31, 2016, it is expected that a hypothetical 100 basis point increase in the then current LIBOR rate would increase the Company’s interest expense by $0.36 million on an annual basis.

The Company’s level of outstanding indebtedness fluctuates from time to time and may result in additional payable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)	The financial statements required by this item begin on page 70.
(b)	Selected quarterly financial data for the past two years are summarized in the following table (figures are in thousands of USD, except those for items headed “Basic” and “Diluted”):

48 | Page

	Quarterly Results of Operations
	First		Second		Third		Fourth
	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$116,854	$123,443	$101,017	$109,167	$94,626	$90,845	$149,553	$120,078
Gross profit	21,012	21,671	18,148	21,793	19,985	15,912	21,774	20,171
Income from operations	7,054	9,363	5,276	8,260	5,703	4,950	4,983	7,079
Net income	5,545	8,392	5,515	7,628	5,859	4,381	6,058	7,496
Net income attributable to noncontrolling interest	(164)	(118)	151	(31)	177	93	302	565
Net income attributable to parent company’s common shareholders	5,709	8,510	5,364	7,659	5,682	4,288	5,756	6,931
Net income attributable to parent company’s common shareholders per share-
Basic	$0.18	$0.26	$0.17	$0.24	$0.18	$0.13	$0.18	$0.22
Diluted	$0.18	$0.26	$0.17	$0.24	$0.18	$0.13	$0.18	$0.22

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

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

49 | Page

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

50 | Page

In making its assessment of internal control over financial reporting, management, under the supervision and with the participation of the chief executive officer and chief financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework (2013)."

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2016 and determined that internal control over financial reporting was effective as of December 31, 2016.

This report does not include an auditors' report on the effectiveness of internal control over financial reporting due to SEC rules that exempt smaller reporting companies such as CAAS from providing such a report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2016. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

51 | Page

Name	Age	Position(s)

Hanlin Chen	59	Chairman of the Board

Robert Tung	60	Director

Guangxun Xu	66	Director

Arthur Wong	57	Director

Qizhou Wu	52	Chief Executive Officer and Director

Jie Li	47	Chief Financial Officer

Andy Tse	46	Senior Vice President

Yijun Xia	54	Vice President

Haimian Cai	53	Vice President

52 | Page

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

53 | Page

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

54 | Page

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

55 | Page

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

COMPENSATION DISCUSSION AND ANALYSIS

In 2003, the Board of Directors established a Compensation Committee consisting only of independent Board members, which is responsible for setting the Company’s policies regarding compensation and benefits and administering the Company’s benefit plans. At the end of fiscal year 2016, the Compensation Committee consisted of Mr. Robert Tung, Mr. Guangxun Xu and Mr. Arthur Wong. The members of the Compensation Committee approved the amount and form of compensation paid to executive officers of the Company and set the Company’s compensation policies and procedures during these periods.

56 | Page

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

57 | Page

The Company’s Board of Directors and Compensation Committee have approved the current salaries for executives: RMB2.5 million (equivalent to approximately $0.38 million) for the Chairman, RMB1.6 million (equivalent to approximately $0.25 million) for the CEO, and RMB1.0 million (equivalent to approximately $0.15 million) individually for other officers in 2016.

Performance Bonus

a.	Grantees: Mr. Hanlin Chen, Mr. Qizhou Wu, Mr. Andy Tse, Mr. Jie Li, and Mr. Yijun Xia .
b.	Conditions: based on the Company’s consolidated financial statements, (i) the year over year growth rate of sales for 2016 must be 5% or higher; or (ii) the year over year growth rate of sales for 2016 must be 10% or higher;
c.	Bonus: If condition (i) is satisfied, 25% of each officer’s annual salary in 2016. If condition (ii) is satisfied, 50% of each officer’s annual salary in 2016.

As of December 31, 2016, the Company did not accrue performance bonuses for Named Executive Officers.

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

There were no stock options granted to management in 2016.

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

58 | Page

Compensation Tables

Executive Officers

The compensation that Named Executive Officers received for their services for fiscal years ended 2016 and 2015 were as follows (figures are in thousands of USD):

Name and principal position	Year	Salary (1)	Bonus (2)	Option Awards (3)	Total
Hanlin Chen (Chairman)	2016	$246	$-	$-	$246
	2015	$246	$-	$-	$246

Qizhou Wu (CEO)	2016	$164	$-	$-	$164
	2015	$164	$-	$-	$164

Jie Li (CFO)	2016	$98	$-	$-	$98
	2015	$98	$-	$-	$98

Haimian Cai (Vice President)	2016	$150	$-	$-	$150
	2015	$150	$-	$-	$150

(1)	Salary – Please refer to Base Salary disclosed under “Elements of compensation” section above for further details.

(2)	Bonus – Please refer to Performance Bonus disclosed under “Elements of compensation” section above for further details.

(3)	Option Awards – Please refer to Stock Option Awards disclosed under “Elements of compensation” section above for further details.

For detailed information on option exercises and stock vested, please see Note 18 to the consolidated financial statements in this report.

Compensation for Directors

Based on the number of the board of directors’ service years, workload and performance, the Company decides on their pay. The management believes that the pay for the members of the Board of Directors was appropriate as of December 31, 2016. The compensation that directors received for serving on the Board of Directors for fiscal year 2016 was as follows (figures are in thousands of USD):

Name	Fees earned or paid in cash	Option awards (1)	Total
Robert Tung	$48	$46	$94
Guangxun Xu	$44	$46	$90
Arthur Wong	$50	$46	$96

(1)	Other than the cash payment based on the number of a director’s service years, workload and performance, the Company grants 7,500 option awards to each director every year. In accordance with ASC Topic 718, the cost of the above mentioned stock options issued to directors was measured on the grant date based on their fair value. The fair value is determined using the Black-Scholes option pricing model and certain assumptions. Please see Note 18 to the consolidated financial statements in this Report.

The cost of the above-mentioned compensation paid to directors was measured based on investment, operating, technology, and consulting services they provided. All other directors did not receive compensation for their service on the Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose of or direct the disposition of, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 31,644,004 shares of common stock outstanding at December 31, 2016 (exclusive of 694,298 shares of treasury stock).

59 | Page

Name/Title	Total Number of Shares	Percentage Ownership
Hanlin Chen, Chairman (1)	17,849,014	56.41%
Li Ping Xie(1)	17,849,014	56.41%
Wiselink Holdings Limited, “Wiselink” (1)	17,849,014	56.41%
Qizhou Wu, CEO and Director	1,325,136	4.19%
Robert Tung, Director	7,500	0.02%
Arthur Wong, Director	3,000	0.01%
Haimian Cai, Director	-	-%
Jie Li, CFO(2)	83,403	0.26%
Tse Andy, Sr. VP	400,204	1.26%
Yijun Xia, VP	17,200	0.05%

All Directors and Executive Officers (8 persons)	19,685,457	62.20%

(1)	These 17,849,014 shares of common stock include: (i) 13,322,547 shares of common stock beneficially owned by Mr. Hanlin Chen; (ii) 1,502,925 shares of common stock beneficially owned by Ms. Liping Xie, Mr. Hanlin Chen’s wife; and (iii) 3,023,542 shares of common stock beneficially owned by Wiselink, a company controlled by Mr. Hanlin Chen.

(2)	Includes 50,000 shares held as nominee for Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. On October 13, 2014, the Company issued 4,078,000 of its common shares in a private placement to nominee holders of Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. for the acquisition of the 19.0% and 20.0% equity interest in Jiulong and Henglong held by Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd., respectively. All of the nominee holders of Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. are unrelated parties except for Mr. Jie Li (CFO).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the information required by Item 13 please refer to Note 2 (Basis of Presentation and Significant Accounting Policies–Certain Relationships and Related Transactions) and Note 28 (Related Party Transactions) to the consolidated financial statements in this Report.

60 | Page

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

The following table sets forth the aggregate fees for professional audit services rendered by PricewaterhouseCoopers ZhongTian LLP for the audit of the Company’s annual financial statements, and fees billed for other services for the fiscal years 2016 and 2015. The Audit Committee has approved all of the following fees (figures are in thousands of USD):

	Fiscal Year Ended
	2016	2015
Audit Fees	$666	$723
Audit-Related Fees	-	-
Tax Fees	-	-
Total Fees Paid	$666	$723

AUDIT COMMITTEE’S PRE-APPROVAL POLICY

During the fiscal years ended December 31, 2016 and 2015, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

61 | Page

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS

1.	Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers ZhongTian LLP

2.	Consolidated Balance Sheets as of December 31, 2016 and 2015

3.	Consolidated Statements of Income for the years ended December 31, 2016 and 2015

4.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015

5.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016 and 2015

6.	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

7.	Notes to Consolidated Financial Statements

(b)	EXHIBITS

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

62 | Page

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002)

10.5	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006)

10.20	Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed on April 2, 2008)

10.21	English Translation of the Sino-Foreign Equity Joint Venture Contract dated January 24, 2010 between Great Genesis Holdings Limited and Beijing Hainachuan Auto Parts Co., Ltd. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2010 filed on March 25, 2010)

21	Schedule of Subsidiaries (incorporated by reference to Note 1 of the consolidated financial statements of the Company in this Annual Report on Form 10-K)

23.1	Consent of PricewaterhouseCoopers ZhongTian LLP*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 30, 2017, formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income;
(iii)	Consolidated Statements of Comprehensive Income;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Related notes.

*	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

63 | Page

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: March 30, 2017		/s/ Qizhou Wu

	Name:	Qizhou Wu

	Title:	Chief Executive Officer and President

64 | Page

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

Dated: March 30, 2017		/s/ Hanlin Chen
	Name:	Hanlin Chen
	Title:	Chairman and Director

Dated: March 30, 2017		/s/ Qizhou Wu
	Name:	Qizhou Wu
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: March 30, 2017		/s/ Jie Li
	Name:	Jie Li
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 30, 2017		/s/ Robert Tung
	Name:	Robert Tung
	Title:	Director

Dated: March 30, 2017		/s/ Guangxun Xu
	Name:	Guangxun Xu
	Title:	Director

Dated: March 30, 2017		/s/ Arthur Wong
	Name:	Arthur Wong
	Title:	Director

65 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO BOARD OF DIRECTORS AND STOCKHOLDERS OF

CHINA AUTOMOTIVE SYSTEMS, INC.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of China Automotive Systems, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers ZhongTian LLP

PricewaterhouseCoopers ZhongTian LLP
Shanghai, People’s Republic of China
March 30, 2017

66 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands of USD, except share and per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$31,092	$69,676
Pledged cash	30,799	31,402
Short-term investments	30,475	21,209
Accounts and notes receivable, net - unrelated parties	285,731	254,397
Accounts and notes receivable, net - related parties	20,984	21,918
Advance payments and others - unrelated parties	10,203	4,381
Advance payments and others - related parties	624	544
Inventories	68,050	65,570
Current deferred tax assets	7,946	6,962
Total current assets	485,904	476,059
Non-current assets:
Long-term time deposits	865	5,082
Property, plant and equipment, net	101,478	84,151
Intangible assets, net	617	2,793
Other receivables, net - unrelated parties	2,252	3,882
Other receivables, net - related parties	-	14
Advance payment for property, plant and equipment - unrelated parties	14,506	15,192
Advance payment for property, plant and equipment - related parties	5,005	8,863
Long-term investments	16,431	6,152
Goodwill	-	608
Non-current deferred tax assets	4,641	4,899
Total assets	$631,699	$607,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank and government loans	$40,820	$40,929
Accounts and notes payable - unrelated parties	216,993	197,105
Accounts and notes payable - related parties	6,803	6,363
Customer deposits	700	1,613
Accrued payroll and related costs	6,971	6,332
Accrued expenses and other payables	35,882	31,383
Accrued pension costs	4,130	4,664
Taxes payable	11,674	9,284
Amounts due to shareholders/directors	312	345
Advances payable (current portion)	382	-
Current deferred tax liabilities	193	194
Total current liabilities	324,860	298,212
Long-term liabilities:
Long-term bank loan	608	-
Advances payable	339	1,922
Non-current deferred tax liabilities	-	266
Total liabilities	325,807	300,400
Commitments and Contingencies (Note 29)
Stockholders’ Equity
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued –32,338,302 and 32,338,302 shares at December 31, 2016 and 2015, respectively	3	3
Additional paid-in capital	64,764	64,627
Retained earnings-
Appropriated	10,549	10,379
Unappropriated	228,963	206,622
Accumulated other comprehensive (loss)/income	(892)	18,412
Treasury stock –694,298 and 217,283 shares at December 31, 2016 and 2015, respectively	(2,907)	(1,000)
Total parent company stockholders’ equity	300,480	299,043
Non-controlling interests	5,412	8,252
Total stockholders’ equity	305,892	307,295
Total liabilities and stockholders’ equity	$631,699	$607,695

The accompanying notes are an integral part of these consolidated financial statements.

67 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands of USD, except share and per share amounts)

	Year Ended December 31,
	2016	2015

Net product sales ($39,845 and $38,948 sold to related parties for the years ended December 31, 2016 and 2015)	$462,050	$443,533
Cost of products sold ($27,747 and $25,294 purchased from related parties for the years ended December 31, 2016 and 2015)	381,131	363,986
Gross profit	80,919	79,547
Net gain on other sales	3,803	4,417
Operating expenses:
Selling expenses	17,159	15,003
General and administrative expenses	16,841	16,970
Research and development expenses	27,706	22,339
Total operating expenses	61,706	54,312
Operating income	23,016	29,652
Other income, net	1,116	844
Interest expense	656	1,337
Financial income, net	1,428	2,888
Income before income tax expenses and equity in earnings of affiliated companies	24,904	32,047
Less: Income taxes	2,484	4,490
Add: Investment income, net	557	340
Net income	22,977	27,897
Net income attributable to non-controlling interest	466	509
Net income attributable to parent company’s common shareholders	22,511	27,388

Net income attributable to parent company’s common shareholders per share –
Basic	$0.70	$0.85

Diluted	$0.70	$0.85

Weighted average number of common shares outstanding –
Basic	31,954,407	32,121,019
Diluted	31,957,052	32,134,866

The accompanying notes are an integral part of these consolidated financial statements.

68 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2016	2015

Net income	$22,977	$27,897
Other comprehensive loss:
Foreign currency translation loss	(19,996)	(18,557)
Comprehensive income	2,981	9,340
Comprehensive loss attributable to non-controlling interest	(226)	(343)
Comprehensive income attributable to parent company	$3,207	$9,683

The accompanying notes are an integral part of these consolidated financial statements.

69 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands of USD, except share and per share amounts)

	2016	2015

Common Stock
Balance at January 1, 2016 and 2015 – 32,338,302 and 32,338,302 shares, respectively	$3	$3
Balance at December 31, 2016 and 2015 - 32,338,302 and 32,338,302 shares, respectively	$3	$3

Additional Paid-in Capital
Balance at January 1	$64,627	$64,522
Stock-based compensation	137	105
Balance at December 31	$64,764	$64,627

Retained Earnings— Appropriated
Balance at January 1	$10,379	$10,178
Appropriation of retained earnings	170	201
Balance at December 31	$10,549	$10,379

Unappropriated
Balance at January 1	$206,622	179,435
Net income attributable to parent company	22,511	27,388
Appropriation of retained earnings	(170)	(201)
Balance at December 31	$228,963	$206,622

Accumulated Other Comprehensive Income
Balance at January 1	$18,412	36,119
Net foreign currency translation adjustment attributable to parent company	(19,304)	(17,707)
Balance at December 31	$(892)	$18,412

Treasury Stock
Balance at January 1, 2016 and 2015 – 217,283 and 217,283 shares, respectively	(1,000)	(1,000)
Repurchased stock at December 31, 2016 and 2015 - 477,015 and 0 shares, respectively	(1,907)	-
Balance at December 31, 2016 and 2015 – 694,298 and 217,283 shares, respectively	(2,907)	(1,000)

Total parent company stockholders’ equity	$300,480	$299,043

Non-controlling Interest
Balance at January 1	$8,252	$8,912
Net foreign currency translation adjustment attributable to non-controlling interest	(692)	(852)
Net income attributable to non-controlling interest	466	509
Non-controlling interests change due to the disposal of Fujian Qiaolong	(2,150)	-
Distribution of retained earnings	(464)	(317)
Balance at December 31	$5,412	$8,252

Total stockholders' equity	$305,892	$307,295

The accompanying notes are an integral part of these consolidated financial statements.

70 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2016	2015

Cash flows from operating activities:
Net income	$22,977	$27,897
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	137	105
Depreciation and amortization	13,926	15,273
Deferred income taxes	(1,628)	(655)
Inventory write downs	3,210	2,554
Reversal of provision for doubtful accounts	(21)	(144)
Equity in earnings of affiliated companies	(556)	(311)
Gain on disposal of Fujian Qiaolong	(698)	-
Gain on disposal of fixed assets	(23)	-
Changes in operating assets and liabilities (net of the impact of disposal of Fujian Qiaolong):
(Increase) decrease in:
Pledged cash	(799)	364
Accounts and notes receivable	(56,251)	11,835
Advance payments and other	(2,331)	(3,176)
Inventories	(15,442)	(7,626)
Increase (decrease) in:
Accounts and notes payable	35,455	(2,578)
Customer deposits	(646)	(225)
Accrued payroll and related costs	1,143	(867)
Accrued expenses and other payables	10,548	(739)
Accrued pension costs	(231)	(620)
Taxes payable	3,130	(1,813)
Advances payable	(75)	-
Net cash provided by operating activities	11,825	39,274

Cash flows from investing activities:
Purchase of short-term investments and long-term time deposits	(28,210)	(12,395)
Proceeds from maturities of short-term investments	20,657	25,133
Decrease/(increase) in other receivables	2,388	(1,420)
Cash received from disposal of Fujian Qiaolong	1,953	-
Cash received from property, plant and equipment sales	1,284	729
Cash paid to acquire property, plant and equipment (including $8,021 and $13,490 paid to related parties for the years ended December 31, 2016 and 2015, respectively)	(39,585)	(41,704)
Cash paid to acquire intangible assets	(161)	(978)
Investment under equity method	(10,556)	(1,636)
Net cash used in investing activities	(52,230)	(32,271)

Cash flows from financing activities:
Proceeds from bank and government loans	14,313	11,420
Repayment of bank and government loans	(6,973)	(11,822)
Repurchase of common stock	(1,907)	-
Dividends paid to the holders of the Company’s common stock	(544)	(252)
Dividends paid to the non-controlling interest holders of joint venture companies	(464)	(1,121)
Net cash provided by/(used in) financing activities	4,425	(1,775)

Cash and cash equivalents affected by foreign currency	(2,604)	(4,057)
Net (decrease)/increase in cash and cash equivalents	(38,584)	1,171
Cash and equivalents at beginning of year	69,676	68,505
Cash and equivalents at end of year	$31,092	$69,676

The accompanying notes are an integral part of these consolidated financial statements.

71 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Year Ended December 31,
	2016	2015

Cash paid for interest	$720	$1,560
Cash paid for income taxes	$1,838	$8,072

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Non-cash investing activities:

	Year Ended December 31,
	2016	2015

Advance payments for acquiring property, plant and equipment	$22,254	$8,125
Accounts payable for acquiring property, plant and equipment	$1,349	$571

The accompanying notes are an integral part of these consolidated financial statements

72 | Page

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

The Company owns the following aggregate net interests in the following Sino-foreign joint ventures, wholly-owned subsidiary and joint ventures organized in the PRC and Brazil as of December 31, 2016 and 2015.

	Aggregate Net Interest
Name of Entity	2016	2015
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [1]	100.00%	100.00%
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc, “USAI” [4]	83.34%	83.34%
Wuhu Henglong Auto Steering System Co., Ltd., “Wuhu” [5]	77.33%	77.33%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [6]	85.00%	85.00%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	100.00%	100.00%
Beijing Hainachun Henglong Automotive Steering System Co., Ltd., “Beijing Henglong” [9]	50.00%	50.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [10]	70.00%	70.00%
CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong” [11]	80.00%	80.00%
Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong” [12]	-	51.00%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [13]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd, “Shanghai Henglong” [14]	100.00%	100.00%

1.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.

2.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

73 | Page

6.	Jielong was established in 2006 and mainly engages in the production and sales of automobile steering columns.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products.

9.	Beijing Henglong was established in 2010 and mainly engages in the design, development and manufacture of both hydraulic and electric power steering systems and parts. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for by the equity accounting method.

10.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

11.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sale of automotive parts in Brazil.

12.	In the second quarter of 2014, the Company acquired a 51.0% ownership interest in Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong”, a special purpose vehicle manufacturer and dealer with automobile repacking qualifications, based in Fujian, China. Fujian Qiaolong mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles. On April 17, 2016, Hubei Henglong entered into a share purchase agreement, the “Share Purchase Agreement”, with Longyan Huanyu Emergency Equipment Technology Co., Ltd., “Longyan Huanyu”. Pursuant to the Share Purchase Agreement, Hubei Henglong transferred its 51% equity interest in Fujian Qiaolong to Longyan Huanyu for total consideration of RMB 20.0 million, equivalent to $3.0 million, in the second quarter of 2016. The Company recognized a gain on disposal of Fujian Qiaolong of $0.7 million, which is included in other income in the consolidated statements of operations and comprehensive income for the year ended December 31, 2016.

13.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.

14.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sale of automotive electronics.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the years ended December 31, 2016 and 2015, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and joint ventures, which are described in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company has no voting control in Beijing Henglong and Chongqing Jinghua, thus such investments were accounted for using the equity method.

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

74 | Page

USAI was formed in 2005. At December 31, 2016, 83.34% of USAI was owned by the Company, and 16.66% of USAI was owned by Hubei Wanlong Investment Inc., “Hubei Wanlong.” The highest authority of the joint venture is USAI’s board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, one of whom, 33%, is appointed by Hubei Wanlong. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. The chairman of such board of directors is appointed by the Company. The general manager of USAI is appointed by the Company.

Jielong was formed in April 2006. As at December 31, 2016, 85% of Jielong was owned by the Company, and 15% of Jielong was owned by Hubei Wanlong. The highest authority of the joint venture is Jielong’s board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, and one of whom, 33%, is appointed by Hubei Wanlong. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. Both the chairman of such board of directors and the general manager of Jielong are appointed by the Company.

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

75 | Page

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

Chongqing Jinghua was formed in 2016, with 30% owned by the Company and 70% owned by the other five parties. The highest authority of the joint venture is Chongqing Jinghua’s board of directors, which is comprised of five directors, one of whom, 20%, are appointed by the Company, and four of whom, 80%, are appointed by the other five parties. Approval by at least two-thirds of the members of the board of directors is required for day-to-day operating matters. The chairman of such board of directors is appointed by the Company. The general manager of Chongqing Jinghua is appointed by the board of directors. The Company has no voting control in Chongqing Jinghua, thus such investment was accounted for using the equity method.

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

Pledged Cash - Pledged as guarantee for the Company's notes payable and restricted to use. The Company regularly pays some of its suppliers by bank notes. The Company has to deposit a cash deposit, equivalent to 40%-100% of the face value of the relevant bank note, in order to obtain the bank note.

Short-term Investments - Short-term investments are comprised of time deposits with terms of three months or more which are due within one year. The carrying values of time deposits approximate fair value because of their short maturities. The interest earned is recognized in the consolidated statements of income over the contractual term of the deposits.

76 | Page

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

Interest Costs Capitalized - Interest costs incurred in connection with borrowings for the acquisition, construction or installation of property, plant and equipment are capitalized (if significant) and depreciated as part of the asset’s total cost when the respective asset is placed into service. Interest costs capitalized for the years ended December 31, 2016 and 2015, were $0.3 million and 0.2 million, respectively.

77 | Page

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

The Company continually reviews its investment to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, including general market conditions, industry-specific or investee-specific reasons, changes in valuation subsequent to the balance sheet date and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the security is written down to fair value. There were no impairment losses for its long-term investment in the years ended December 31, 2016 and 2015.

78 | Page

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

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisition of interests in its subsidiary. The Company tests goodwill for impairment at the reporting unit level on an annual basis, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. The Company adopted the FASB revised guidance on “Testing of Goodwill for Impairment.” Under this guidance, the Company has the option to choose whether it will apply the qualitative assessment first and then the quantitative assessment, if necessary, or to apply the quantitative assessment directly. For a reporting unit applying a qualitative assessment first, the Company starts the goodwill impairment test by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test uses a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. The Company estimates total fair value of the reporting unit using discounted cash flow analysis, and makes assumptions regarding future revenue, gross margins, working capital levels, investments in new products, capital spending, tax, cash flows, and the terminal value of the reporting unit. There is no goodwill as of December 31, 2016.

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

79 | Page

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

80 | Page

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

Uncertain Tax Positions - In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. As of December 31, 2016, the Company has no uncertain tax positions.

Product Warranties - The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the years ended December 31, 2016 and 2015, the warranties activities were as follows (figures are in thousands of USD):

	Year Ended December 31,
	2016	2015
Balance at the beginning of year	$23,059	$25,011
Additions during the year(1)	16,522	9,758
Settlement within the year	(11,781)	(10,179)
Foreign currency translation	(1,575)	(1,531)
Balance at end of year	$26,225	$23,059

(1)  In January 2017, the Company initiated two recalls related to the Company’s products. The Company has accrued anticipated costs for handling the recalls amounting to $5 million in warranty reserves for the year ended December 31, 2016.

Pension - Most of the operations and employees of the Company are located in China. The Company records pension costs and various employment benefits in accordance with the relevant Chinese social security laws, which is approximately at a total of 30% of base salary as required by local governments. Base salary levels are the average salary determined by the local governments.

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

Interest Rate Risk - As of December 31, 2016, the Company had bank loans of $35.0 million which were charged at floating interest rates. The remaining bank loans were charged at fixed interest rates. Management is monitoring the change of floating interest rates. The Company plans to repay the bank loans with floating interest rates when the floating interest rates exceed fixed interest rates, because such bank loans are short-term and the Company has sufficient credit lines with fixed interest rates.

81 | Page

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

Advertising, Shipping and Handling Costs – Advertising, shipping and handling costs are expensed as incurred and recorded in selling expenses. Shipping and handling costs relating to sales of $6.0 million and $6.0 million were included in selling expenses for the years ended December 31, 2016 and 2015, respectively.

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

82 | Page

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

Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As at December 31, 2016 and 2015, the Company did not have any fair value assets and liabilities classified as Level 1.

Level 2 Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As at December 31, 2016 and 2015, the Company did not have any fair value assets and liabilities classified as Level 2.

Level 3 Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). As of December 31, 2016 and 2015, the Company did not have any fair value assets and liabilities classified as Level 3.

The Company’s financial instruments consist principally of cash and cash equivalents, pledged cash, short-term investments, long-term time deposits, accounts and notes receivable, accounts and notes payable, advance payment or payable, other receivable or payable, accrued expenses and bank loans. As of December 31, 2016 and 2015, the respective carrying values of all financial instruments approximated fair value because any changes in fair value, after considering the discount rate, are immaterial.

Stock-Based Compensation - The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

The stockholders of the Company approved a stock incentive plan at the Annual Meeting of the Company held on June 28, 2005, and the maximum number of common shares for issuance under this plan is 2,200,000. The term of the plan is 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Under the stock incentive plan, the Company has issued 591,350 stock options, and 1,608,650 stock options remain to be issuable in the future. As of December 31, 2016, the Company had 112,500 stock options outstanding.

83 | Page

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

84 | Page

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

Certain Relationships And Related Transactions

The following are the related parties of the Company. The major shareholders of the Company directly or indirectly have interests in these related parties:

•	Jingzhou Henglong Fulida Textile Co., Ltd., “ Fulida ”
•	Xiamen Joylon Co., Ltd., “ Xiamen Joylon ”
•	Shanghai Tianxiang Automotive Parts Co., Ltd., “ Shanghai Tianxiang ”
•	Shanghai Fenglong Materials Co., Ltd., “ Shanghai Fenglong ”
•	Changchun Hualong Automotive Technology Co., Ltd., “ Changchun Hualong ”
•	Jiangling Tongchuang Machining Co., Ltd., “ Jiangling Tongchuang ”
•	Beijing Hualong Century Digital S&T Development Co., Ltd., “ Beijing Hualong ”
•	Shanghai Hongxi Investment Inc, “ Hongxi ”
•	Hubei Wiselink Equipment Manufacturing Co., Ltd., “ Hubei Wiselink ”
•	Jingzhou Derun Agricultural S&T Development Co., Ltd., “ Jingzhou Derun ”
•	Jingzhou Tongying Alloys Materials Co., Ltd., “ Jingzhou Tongying ”
•	WuHan Dida Information S&T Development Co., Ltd., “ WuHan Dida ”
•	Hubei Wanlong Investment Co., Ltd., “ Hubei Wanlong ”
•	Jingzhou Yude Machining Co., Ltd., “ Jingzhou Yude ”
•	Wiselink Holdings Limited, “ Wiselink ”
•	Beijing Hainachuan HengLong Automotive Steering System Co., Ltd., “ Beijing Henglong ”
•	Honghu Changrun Automotive Parts Co., Ltd., “ Honghu Changrun ”
•	Jingzhou Henglong Real Estate Co., Ltd., “ Henglong Real Estate ”
•	Xiamen Joylon Automotive Parts Co., Ltd., “Xiamen Automotive Parts ”
•	Jingzhou Jiulong Machinery and Electronic Trading Co., Ltd., “ Jiulong Machinery ”
•	WuHan Tongkai Automobile Motor Co., Ltd., “ WuHan Tongkai ”
•	Jingzhou Natural Astaxanthin Inc, “Jingzhou Astaxanthin”
•	Hubei Asta Biotech Inc, “Hubei Asta”
•	Shanghai Yifu Automotive Electronics Technology Co., Ltd., “Shanghai Yifu”
•	Suzhou Qingyan Venture Capital Fund L.P, “Suzhou Qingyan”
•	Chongqing Qingyan Venture Capital Fund L.P, “Chongqing Qingyan”
•	Chongqing Jinghua Automotive Intelligent ManufacturingTechnology Research Co., Ltd., “Chongqing Jinghua”

Principal policies of the Company in connection with transactions with related parties are as follows:

85 | Page

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

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which was further updated by ASU No. 2016-08 in March 2016, ASU No. 2016-10 in April 2016 and ASU No. 2016-11 in May 2016. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. The Company continues to evaluate the impact of the new standard on its consolidated financial statements and disclosures. Based on the analysis conducted to date, the Company does not believe the impact upon adoption will be material to its consolidated financial statements. The Company plans to adopt the standard in the first quarter of 2018.

In February 2016, the FASB issued ASU 2016-02, Leases. Under the new guidance, lessees will be required to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. The Company is in the process of evaluating the impact of adopting this guidance.

86 | Page

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to Equity Method of Accounting. This update eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for use of the equity method as a result of the increase in the level of ownership. The amendments in this update are effective for fiscal years, including interim periods within those years, beginning after December 15, 2016. Early application is permitted. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 refines how companies classify certain aspects of the cash flow statement in regards to debt prepayment, settlement of debt instruments, contingent consideration payments, proceeds from insurance claims and life insurance policies, distribution from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of evaluating the impact of ASU 2016-16 on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory, to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of this Update are intellectual property and property, plant, and equipment. The Update does not change GAAP for an intra-entity transfer of inventory. The amendments in this Update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in this Update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is in the process of evaluating the impact of the Update, and does not expect that the adoption will have a material impact on its consolidated financial statements.

87 | Page

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will become effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance and its impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01: Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs. Lastly, the amendments in this Update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. Early application of the amendments in this Update is allowed. The amendments in this Update should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company is in the process of evaluating the impact of the Update, and does not expect that the adoption will have a material impact on its consolidated financial statements.

3. Short-term investments

As of December 31, 2016 and 2015, the Company had pledged short-term investments of RMB 39.9 million, equivalent to approximately $5.7 million, and nil, respectively, to secure standby letters of credit under HSBC Bank (Note 12) and China CITIC Bank. The use of the pledged short-term investments is restricted.

4. Accounts and Notes Receivable

The Company’s accounts receivable at December 31, 2016 and 2015, are summarized as follows (figures are in thousands of USD):

	December 31,
	2016	2015
Accounts receivable - unrelated parties (1)	$154,403	$141,828
Notes receivable - unrelated parties (2) (3)	132,409	113,777
Total accounts and notes receivable- unrelated parties	286,812	255,605
Less: allowance for doubtful accounts- unrelated parties	(1,081)	(1,208)
Accounts and notes receivable- unrelated parties	285,731	254,397
Accounts and notes receivable - related parties	20,984	21,918
Accounts and notes receivable, net	$306,715	$276,315

88 | Page

(1)	As of December 31, 2016, the Company has pledged $36.7 million of accounts receivable as security for its comprehensive credit facility with banks in China.

(2)	Notes receivable represents accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

(3)

As of December 31, 2016, the Company collateralized its notes receivable in an amount of RMB 249.9 million, equivalent to approximately $36.0 million, as security for the credit facilities with banks in China and the Chinese government, including RMB 224.6 million, equivalent to approximately $32.4 million, in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou”, for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 12), which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau”, and RMB 25.2 million, equivalent to approximately $3.6 million, as security in favor of the Chinese government for the low-interest government loan (See Note 12).

As of December 31, 2015, Henglong collateralized its notes receivable in an amount of RMB 232.9 million, equivalent to approximately $35.8 million, as security for the credit facilities with banks in China and the Chinese government, including RMB 207.4 million, equivalent to approximately $31.9 million, in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 12), which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau,” and RMB 25.5 million, equivalent to approximately $3.9 million, in favor of the Chinese government as security for the low-interest government loan (See Note 12).

The activity in the Company’s allowance for doubtful accounts of accounts receivable during the years ended December 31, 2016 and 2015, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2016	2015
Balance at beginning of year	$1,208	$1,414
Amounts provided for during the year	65	39
Amounts reversed of collection during the year	(115)	(163)
Foreign currency translation	(77)	(82)
Balance at end of year	$1,081	$1,208

5. Other Receivables

The Company’s other receivables at December 31, 2016 and 2015, are summarized as follows (figures are in thousands of USD):

	December 31,
	2016	2015
Other receivables- unrelated parties (1)	$738	$1,770
Other receivables - employee housing loans (2)	1,577	2,175
Less: allowance for doubtful accounts - unrelated parties	(63)	(63)
Balance at end of year	$2,252	$3,882

	December 31,
	2016	2015
Other receivables - related parties	$559	$621
Less: allowance for doubtful accounts - related parties	(559)	(607)
Balance at end of year	$-	$14

89 | Page

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.

(2)	On May 28, 2014, the board of directors of the Company approved a loan program under which the Company will lend an aggregate of up to RMB50.0 million (equivalent to approximately $7.7 million) to the employees of the Company to assist them in purchasing houses. Employees are required to pay interest at an annual rate of 3.8%. These loans are unsecured and the term of the loans is generally for five years.

The activity in the Company’s allowance for doubtful accounts of other receivable during the years ended December 31, 2016 and 2015, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2016	2015
Balance at beginning of year- unrelated parties	$63	$78
Amounts provided for during the year- unrelated parties	4	30
Amounts reversed of collection during the year- unrelated parties	-	(40)
Foreign currency translation- unrelated parties	(4)	(5)
Balance at end of year	$63	$63

	Year Ended December 31,
	2016	2015
Balance at beginning of year- related parties	$607	$649
Amounts provided for during the year- related parties	-	11
Amounts reversed of collection during the year- related parties	(9)	(16)
Foreign currency translation- related parties	(39)	(37)
Balance at end of year	$559	$607

6. Inventories

The Company’s inventories at December 31, 2016 and 2015, consisted of the following (figures are in thousands of USD):

	December 31,
	2016	2015
Raw materials	$15,007	$15,653
Work in process	10,852	14,222
Finished goods	42,191	35,695
Balance at end of year	$68,050	$65,570

Provision for inventories amounted to $3.2 million and $2.6 million for the years ended December 31, 2016 and 2015, respectively.

7. Long-term Time Deposits

Long-term time deposits are time deposits with maturities of longer than one year. Time deposits with original maturities of longer than one year but due within the next 12 months are included in short-term investments. As of December 31, 2016, short-term investments include $4.8 million of time deposits with original maturities of longer than one year but due within the next 12 months.

As of December 31, 2016, the Company had pledged long-term time deposits of RMB6.0 million (equivalent to approximately $0.9 million) to secure loans under the credit facility issued by ICBC Brazil. As of December 31, 2015, the Company had pledged long-term time deposits of RMB33.0 million (equivalent to approximately $5.1 million) to secure loans under the credit facility issued by HSBC Bank (China) Company Limited Hong Kong Branch (“HSBC HK”). The use of the pledged long-term time deposits is restricted (See Note 12).

90 | Page

8. Long-term Investments

On January 24, 2010, the Company invested $3.1 million to establish a joint venture company, Beijing Henglong, with Hainachuan. The Company owns 50% equity in Beijing Henglong and can exercise significant influence over Beijing Henglong’s operating and financial policies. The Company accounted for Beijing Henglong’s operational results with the equity method. As of December 31, 2016 and 2015, the Company had $3.8 million and $3.8 million, respectively, of net equity in Beijing Henglong, respectively.

On September 22, 2014, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Venture Fund”, which mainly focuses on investments in emerging automobiles and parts industries. As of December 31, 2016, Hubei Henglong has completed a capital contribution of RMB 35.0 million, equivalent to approximately $5.3 million, representing 14.7% of the Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over the Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of December 31, 2016 and 2015, the Company had $5.3 million and $2.4 million, respectively, of net equity in Venture Fund, respectively.

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $18.0 million, representing 17.1% of Chongqing Venture Fund’s shares. As of December 31, 2016, Hubei Henglong has completed a capital contribution of RMB 48.0 million, equivalent to approximately $7.2 million, representing 23.5% of Chongqing Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over Chongqing Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of December 31, 2016 and 2015, the Company had $6.8 million and nil, respectively, of net equity in Chongqing Venture Fund.

In October 2016, Hubei Henglong invested RMB 3.0 million, equivalent to approximately $0.4 million, to establish a joint venture company, Chongqing Jinghua Automotive Intelligent Manufacturing Technology Research Co., Ltd., “Chongqing Jinghua”, with five other parties. The Company owns 30% of the equity in Chongqing Jinghua, and can exercise significant influence over Chongqing Jinghua’s operating and financial policies. The Company accounted for Chongqing Jinghua’s operational results with the equity method. As of December 31, 2016, the Company had $0.4 million of net equity in Chongqing Jinghua.

The Company’s consolidated financial statements contain the net income of non-consolidated affiliates of $0.6 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively.

91 | Page

9. Property, Plant and Equipment

The Company’s property, plant and equipment at December 31, 2016 and 2015, are summarized as follows (figures are in thousands of USD):

	December 31,
	2016	2015

Costs:
Land use rights and buildings	$47,448	$51,384
Machinery and equipment	134,361	120,706
Electronic equipment	4,979	7,527
Motor vehicles	4,395	4,526
Construction in progress	24,890	11,225
	216,073	195,368
Less: Accumulated depreciation	(114,595)	(111,217)
Balance at end of year	$101,478	$84,151

Depreciation charges for the years ended December 31, 2016 and 2015, were $13.6 million and $14.7 million, respectively.

As of December 31, 2016, the Company has pledged property, plant and equipment with a net book value of approximately $28.5 million as security for its comprehensive credit facilities with banks in China.

During the year ended December 31, 2016, $1.1 million of government subsidies were recorded as a reduction of the cost of property, plant and equipment.

10. Intangible Assets

The Company’s intangible assets at December 31, 2016 and 2015, are summarized as follows (figures are in thousands of USD):

	December 31,
	2016	2015
Costs:
Patent technology (1)	$1,986	$4,605
Management software license	1,165	1,036
Total intangible assets - at cost	3,151	5,641
Less: Accumulated amortization(2)	(2,534)	(2,848)
Balance at end of the year, net	$617	$2,793

(1)	For the year ended December 31, 2016, patent technology with a cost of $2.5 million and accumulated amortization of $0.5 million was disposed of along with the disposal of Fujian Qiaolong as disclosed in Note 1 to the consolidated financial statements. As a result of the disposal, goodwill which arose during the acquisition of Fujian Qiaolong was also reduced to zero.

(2)	Amortization expenses were $0.3 million and $0.6 million for the years ended December 31, 2016 and 2015, respectively. The estimated aggregated amortization expense for the five succeeding years is $1.5 million with $0.3 million for each year.

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

92 | Page

 The components of deferred income tax assets at December 31, 2016 and 2015, were as follows (figures are in thousands of USD):

	December 31,
	2016	2015

Losses carryforward (U.S.) (1)	$6,216	$6,498
Losses carryforward (Non-U.S.)	2,887	2,901
Product warranties and other reserves	4,766	4,344
Property, plant and equipment	4,204	4,656
Share-based compensation	247	222
Bonus accrual	231	379
Other accruals	1,551	995
Deductible temporary difference related to revenue recognition	191	-
Others	1,206	1,350
Total deferred tax assets	21,499	21,345
Less: taxable temporary difference related to revenue recognition	-	(105)
Total deferred tax assets, net	21,499	21,240
Less: valuation allowance	(8,912)	(9,379)
Total deferred tax assets, net of valuation allowance (2)	$12,587	$11,861

(1)	The net operating loss carry forwards for the U.S. entity for income tax purposes are available to reduce future years' taxable income. These carry forwards will expire, if not utilized, at varying times over the next 20 years. Net operating loss carryforwards for China entities can be carried forward for 5 years to offset taxable income. However, as of December 31, 2016, valuation allowance was $8.9 million, including $6.5 million allowance for the Company’s deferred tax assets in the United States and $2.4 million allowance for the Company’s non-U.S. deferred tax assets in China. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

(2)	Approximately $4.6 million and $4.9 million of deferred income tax assets as of December 31, 2016 and 2015, respectively, is included in non-current deferred tax assets in the consolidated balance sheets. The remaining $7.9 million and $7.0 million of deferred income tax assets as of December 31, 2016 and 2015, respectively, is included in the current deferred tax assets.

The activity in the Company’s valuation allowance for deferred tax assets during the years ended December 31, 2016 and 2015, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2016	2015

Balance at beginning of year	$9,379	$9,236
Amounts provided for during the year	401	1,062
Amounts used during the year	(698)	(816)
Foreign currency translation	(170)	(103)
Balance at end of year	$8,912	$9,379

93 | Page

12. Bank and Government Loans

Loans consist of the following as of December 31, 2016 and 2015 (figures are in thousands of USD):

	December 31,
	2016	2015
Short-term bank loan (RMB) (1)	$2,162	$2,079
Short-term bank loan (USD) (2) (3)	35,000	35,000
Short-term government loan (4)	3,604	3,850
Bank and government loans	$40,766	$40,929

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year (See Note 9). As of December 31, 2016 and 2015, the weighted average interest rate was 5.2% and 8.0% per annum, respectively. Interest is paid on the twentieth day of each month or quarter, as applicable, and the principal repayment is at maturity.

(2)	On May 18, 2012, the Company entered into a credit facility agreement, the “Credit Agreement,” with ICBC Macau to obtain a non-revolving credit facility in the amount of $30.0 million, the “Credit Facility”. The Credit Facility would have expired on November 3, 2012 unless the Company drew down the line of credit in full prior to such expiration date, and the maturity date for the loan drawdown was the earlier of (i) 18 months from the drawdown or (ii) one month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”. The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 2.25% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. The interest is calculated daily based on a 360-day year and it is fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As security for the Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount of not less than $31.6 million if the Credit Facility is fully drawn.

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB 207.1 million, equivalent to approximately $32.6 million. The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013 and has been extended to May 12, 2017. The interest rate of the Credit Facility under the extended term is three-month LIBOR plus 0.7% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged. As of December 31, 2016, the interest rate of the Credit Facility was 1.7% per annum.

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

On July 7, 2016, HSBC HK agreed to extend the maturity date of the HSBC Credit Facility to July 1, 2017. Hubei Henglong provided a Standby Letter of Credit in an amount of $5.1 million in favor of HSBC HK. The Standby Letter of Credit was issued by HSBC Bank (China) Company Limited Wuhan Branch and is collateralized by short-term investments of Hubei Henglong of RMB 36.0 million, equivalent to approximately $5.4 million. The interest rate of the HSBC Credit Facility under the extended term is revised as three-month LIBOR plus 0.8% per annum, i.e. 1.8% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remained unchanged.

(4)	On March 31, 2015, the Company received a Chinese government loan of RMB 25.0 million, equivalent to approximately $3.9 million, with an interest rate of 2.5% per annum, which matured on April 20, 2016. On June 10, 2016, the Chinese government agreed to extend the maturity date to June 10, 2017. The interest rate of the government loan under the extended term is 1.5%. Except for the above, all other terms and conditions of the loan remain unchanged. Henglong pledged RMB 25.2 million, equivalent to approximately $3.6 million, of notes receivable as security for such Chinese government loan (See Note 4).

94 | Page

13. Accounts and Notes Payable

The Company’s accounts and notes payable at December 31, 2016 and 2015, are summarized as follows (figures are in thousands of USD):

	December 31,
	2016	2015
Accounts payable - unrelated parties	$138,053	$126,759
Notes payable - unrelated parties (1)	78,940	70,346
Accounts and notes payable - unrelated parties	216,993	197,105
Accounts payable - related parties	6,803	5,578
Notes payable-related parties	-	785
Accounts and notes payable - related parties	6,803	6,363
Balance at end of year	$223,796	$203,468

(1)	Notes payable represent payables in the form of notes issued by the Company. The notes are endorsed by banks to ensure that noteholders will be paid after maturity. The Company has pledged cash, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

14. Accrued Expenses and Other Payables

The Company’s accrued expenses and other payables at December 31, 2016 and 2015, are summarized as follows (figures are in thousands of USD):

	December 31,
	2016	2015

Accrued expenses	$8,605	$6,186
Accrued interest	88	116
Other payables	964	2,022
Warranty reserves(1)	26,225	23,059
Balance at end of year	$35,882	$31,383

(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

15. Taxes Payable

The Company’s taxes payable at December 31, 2016 and 2015, are summarized as follows (figures are in thousands of USD):

	December 31,
	2016	2015

Value-added tax payable	$7,662	$7,016
Income tax payable	3,390	1,744
Other tax payable	622	524
Balance at end of year	$11,674	$9,284

95 | Page

16. Advances Payable

On December 31, 2016 and 2015, advances payable of the Company was $0.7 million and $1.9 million, respectively.

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

17. Additional Paid-In Capital

The Company’s positions in respect of the amounts of additional paid-in capital for the year ended December 31, 2016 and 2015, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2016	2015

Balance at beginning of year	$64,627	$64,522
Share-based compensation (1)	137	105
Balance at end of year	$64,764	$64,627

(1)	On December 2, 2016 and December 11, 2015, the Company granted 22,500 and 22,500 stock options, respectively, to the Company’s independent directors, with the exercise price equal to the closing price of the Company’s common stock traded on NASDAQ on the date of grant. The fair value of stock options was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instruments. The dividend yield assumption is based on historical patterns and future expectations for the Company’s dividends.

18. Stock Options

The stock option plan was approved at the Annual Meeting of Stockholders held on June 28, 2005, and extended for ten years at the Annual Meeting of Stockholders held on September 16, 2014. The maximum common shares available for issuance under this plan is 2,200,000. The term of the plan was extended to June 27, 2025. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees who served over three years or have given outstanding performance, of options to purchase shares of the Company’s common stock. The Company has issued 591,350 stock options under this plan, and there remain 1,608,650 stock options issuable in the future as of December 31, 2016.

Under the aforementioned plan, the stock options granted will have an exercise price equal to the closing price of the Company’s common stock traded on NASDAQ on the date of grant, and will expire two to five years after the grant date. Except for the 298,850 options granted to management in December 2008, which became exercisable on a ratable basis over the vesting period (3 years), the others were exercisable immediately on the grant date. Stock options will be settled in shares of the Company’s common stock upon exercise and are recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” As of December 31, 2016, the Company has sufficient unissued registered common stock for settlement of the stock incentive plan mentioned above.

96 | Page

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

During 2016 and 2015, assumptions used to estimate the fair value of stock options on the grant dates are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
December 11, 2015	126.25%	1.62%	5	0.00%
December 2, 2016	134.80%	1.84%	5	0.00%

The stock options granted during 2016 and 2015 were exercisable immediately and their fair value on the grant date using the Black-Scholes option pricing model were $0.1 million and $0.1 million, respectively. For the years ended December 31, 2016 and 2015, the Company recognized stock-based compensation expenses of $0.1 million and $0.1 million, respectively.

The activities of stock options are summarized as follows, including granted, exercised and forfeited.

			Weighted-Average
		Weighted-Average	Contractual
	Shares	Exercise Price	Term (years)
Outstanding - January 1, 2015	97,500	$8.87	5
Granted	22,500	5.58	5
Cancelled	(15,000)	16.80	5
Outstanding - December 31, 2015	105,000	$7.03	5
Granted	22,500	6.95	5
Cancelled	(15,000)	4.84	5
Outstanding - December 31, 2016	112,500	$7.31	5

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2016:

	Outstanding Stock	Weighted Average	Weighted Average	Number of Stock
Range of Exercise Prices	Options	Remaining Life	Exercise Price	Options Exercisable
$3.50 - $10.00	90,000	2.78	$6.56	90,000
$10.01 - $18.00	22,500	2.71	$10.31	22,500
	112,500			112,500

As of December 31, 2016 and 2015, the total intrinsic value of the Company’s stock options that were exercisable was $0.1 million and $0.1 million, respectively.

For the years ended December 31, 2016 and 2015, no Company’s stock options were exercised.

97 | Page

As of December 31, 2016 and 2015, the weighted average fair value of the Company’s stock options that were granted was $6.08 and $4.64, respectively.

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

For the years ended December 31, 2016 and 2015, the subsidiaries in China appropriated statutory reserves of $0.2 million and $0.2 million, respectively, in respect of the dividends that were declared.

20. Accumulated other comprehensive income

The Company’s activities in respect of the amounts of the accumulated other comprehensive income for the year ended December 31, 2016 and 2015, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2016	2015

Balance at beginning of year	$18,412	$36,119
Foreign currency translation adjustment attributable to parent company	(19,304)	(17,707)
Balance at end of year	$(892)	$18,412

21.  Treasury stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On December 18, 2015, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions through December 17, 2016. The repurchase program terminated on December 17, 2016. During the year ended December 31, 2016, under the repurchase program, the Company repurchased 477,015 shares of the Company’s common stock for cash consideration of $1.9 million on the open market. The repurchased shares are presented as “treasury stock” on the balance sheet.

98 | Page

22.  Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the year ended December 31, 2016 and 2015, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2016	2015

Balance at beginning of year	$8,252	$8,912
Change of the non-controlling interests due to disposal of Fujian Qiaolong	(2,150)	-
Income attributable to non-controlling interests	466	509
Dividends declared to the non-controlling interest holders of joint-venture companies	(464)	(317)
Foreign currency translation adjustment attributable to non-controlling interests	(692)	(852)
Balance at end of year	$5,412	$8,252

23.  Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment and scraps. For the year ended December 31, 2016, gain on other sales amounted to $3.8 million, as compared to $4.4 million for 2015, mainly resulting from a decreased gain on sales of materials and iron scrap and aluminum scrap.

24.  Other Income, Net

The Company recorded government subsidies received with no further condition to be met as other income. As of December 31, 2016 and 2015, the Company has recognized such subsidies in the amounts of $1.1 million and $0.8 million, respectively.

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

25. Financial Income, Net

During the years ended December 31, 2016 and 2015, the Company recorded financial income (expenses) which are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2016	2015

Interest income	$2,080	$3,417
Foreign exchange loss, net	(46)	(12)
Gain on notes discounted, net	3	77
Bank fees	(609)	(594)
Total financial income, net	$1,428	$2,888

99 | Page

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

According to PRC tax regulation, the Company should withhold income taxes for the profits distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profits that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. As of December 31, 2016, the Company has recognized deferred tax liabilities of $0.2 million for the remaining undistributed profits to Genesis of $4.5 million. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries permanently. As of December 31, 2016 and 2015, the Company still has undistributed earnings of approximately $239.8 million and $228.7 million, respectively, from investment in the PRC subsidiaries that are considered permanently reinvested. Had the undistributed earnings been distributed to Genesis and not permanently reinvested, the tax provision as of December 31, 2016 and 2015, of approximately $12.0 million and $11.4 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

In 2014, Jiulong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% from 2014 to 2016.

In 2014, Henglong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% from 2014 to 2016.

100 | Page

In 2009, Shenyang was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2009, 2010 and 2011. In 2012, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, it continued to be taxed at the 15% tax rate in 2012, 2013 and 2014. In 2015, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate through 2017.

In 2012, Wuhu was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2013 and 2014. In 2015, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, it continued to be taxed at the 15% tax rate for 2015 and 2016.

In 2013, Jielong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% for 2013, 2014 and 2015. In 2016, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate from 2016 to 2018.

In 2011, Hubei Henglong was awarded the title of “High & New Technology Enterprise”. Based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2013. The Company has passed the re-assessment in 2014 and continues to qualify as a “High & New Technology Enterprise”. Accordingly, it continues to be taxed at the 15% tax rate from 2014 to 2016.

According to the New CIT, USAI and Testing Center are subject to income tax at a rate of 25% in 2016 and 2015.

Chongqing Henglong was established in 2012. According to the New CIT, Chongqing Henglong is subject to income tax at a uniform rate of 25%. No provision for Chongqing Henglong is made as it had no assessable income for the year ended December 31, 2016 and 2015.

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million, equivalent to approximately BRL 0.24 million. The Company had no assessable income in Brazil for the years ended December 31, 2016 and 2015.

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the years ended December 31, 2016 and 2015.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made for CAAS and HLUSA, as a whole, as the Company had no assessable income in the United States for the year ended December 31, 2016 and 2015.

The provision for income taxes was calculated as follows (figures are in thousands of USD):

	Year Ended December 31,
	2016	2015

Tax rate	35%	35%
Income before income taxes	$24,904	$32,047
Income tax at federal statutory tax rate	8,716	11,216
Tax benefit of super deduction of R&D expense	(3,969)	(3,160)
Effect of differences in foreign tax rate	(3,367)	(4,467)
Provision on valuation allowance for deferred income tax – U.S.	(258)	(728)
Provision on valuation allowance for deferred income tax – Non-U.S.	(208)	871
Other differences	1,570	758
Total income tax expense	$2,484	$4,490

101 | Page

The combined effects of the income tax exemption and reduction available to the Company are as follows (figures are in thousands of USD unless otherwise indicated):

	Year Ended December 31,
	2016	2015
Tax holiday effect	$3,367	$4,467
Basic net income per share effect	0.11	0.14
Diluted net income per share effect	0.11	0.14

The Company is subject to examination in the United States and China. The Company's tax years for 2004 through 2016 are still open for examination in China. The Company's tax years for 2006 through 2016 are still open for examination in the United States.

Uncertain Tax Positions

The Company did not have any uncertain tax positions for the years ended December 31, 2015 and 2016.

27. Income Per Share

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year.

For diluted income per share, the Company uses the treasury stock method for options, assuming the issuance of common shares, if dilutive, resulting from the exercise of options.

The calculations of basic and diluted income per share attributable to the parent company were (figures are in thousands of USD):

	Year Ended December 31,
	2016	2015

Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$22,511	27,388
Denominator:
Weighted average ordinary shares outstanding – Basic	31,954,407	32,121,019
Dilutive effects of stock options	2,645	13,847
Denominator for dilutive income per share – Diluted	31,957,052	32,134,866
Net income per share attributable to the parent company’s common shareholders
Basic	0.70	0.85
Diluted	0.70	0.85

As of December 31, 2016 and 2015, the exercise prices for 45,000 shares and 45,000 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the year ended December 31, 2016 and 2015, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

102 | Page

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

103 | Page

The Company grants credit to its customers including Xiamen Joylon, Shanghai Fenglong, Beijing Henglong and Jiangling Yude, which are related parties of the Company. The Company’s customers are mostly located in the PRC except for Fiat Chrysler North America, which is in the U.S.

In 2016, the Company’s ten largest customers accounted for 67.6 % of the Company’s consolidated sales, with one customer accounting for more than 10% of consolidated sales (as 11.5% of consolidated sales, which comprised a total of $53.1 million in sales included in the Hubei Henglong segment (Note 31)).

In 2015, the Company’s ten largest customers accounted for 69.6% of the Company’s consolidated sales, with one customer accounting for more than 10% of consolidated sales (as 12.8% of consolidated sales, which comprised a total of $56.8 million in sales included in the Hubei Henglong segment (Note 31)).

At December 31, 2016 and 2015, approximately 3.2% and 4.0% of accounts receivable were from trade transactions with the aforementioned customer (accounting for more than 10% of consolidated sales).

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

Related sales and purchases: During the years ended December 31, 2016 and 2015, the joint ventures entered into related party transactions with companies with common directors as shown below (figures are in thousands of USD):

Merchandise Sold to Related Parties

	Year Ended December 31,
	2016	2015

Beijing Henglong	$32,284	$30,134
Xiamen Automotive Parts	7,216	8,335
Wuhan Tongkai	193	183
Shanghai Fenglong	152	296
Total	$39,845	$38,948

Rental Income Obtained from Related Parties

	Year Ended December 31,
	2016	2015

Total rental income	$116	$149

Materials Sold to Related Parties

104 | Page

	Year Ended December 31,
	2016	2015

Jingzhou Yude	$670	$952
Honghu Changrun	272	322
Jingzhou Tongying	227	710
Jiangling Tongchuang	34	118
Beijing Henglong	14	15
Other Related Parties	8	15
Total	$1,225	$2,132

Materials Purchased from Related Parties

	Year Ended December 31,
	2016	2015

Jingzhou Tongying	$11,873	$11,709
Jiangling Tongchuang	7,550	6,427
Wuhan Tongkai	6,457	5,004
Honghu Changrun	1,003	1,106
Hubei Wiselink	848	778
Other Related Parties	16	270
Total	$27,747	$25,294

Technology and Services Purchased from Related Parties (R&D Expenses)

	Year Ended December 31,
	2016	2015

Changchun Hualong	$404	$422
Hubei Wiselink	251	290
Hubei Asta	170	15
Jingzhou Derun	151	41
Jingzhou Yude	128	130
Shanghai Tianxiang	89	-
Jingzhou Tongying	-	119
Other Related Parties	29	44
Total	$1,222	$1,061

Equipment Purchased from Related Parties

	Year Ended December 31,
	2016	2015

Hubei Wiselink	$11,941	$6,633

Related receivables, advance payments and accounts payable: As of December 31, 2016 and 2015, accounts receivable, advance payments and accounts payable between the Company and related parties are as shown below (figures are in thousands of USD):

Accounts and Notes Receivable from Related Parties

105 | Page

	December 31,
	2016	2015
Beijing Henglong	14,961	12,810
Xiamen Automotive Parts	3,374	4,468
Jingzhou Yude	1,252	2,275
Xiamen Joylon	$1,117	$1,871
Shanghai Fenglong	158	228
Jingzhou Tongying	62	219
Wuhan Tongkai	60	47
Total	$20,984	$21,918

Other Receivables from Related Parties

	December 31,
	2016	2015
Jiulong Machinery	$559	$621
Total	559	621
Less: provisions for bad debts	(559)	(607)
Balance at end of year	$-	$14

Other receivables from related parties are primarily unsecured demand loans, with no stated interest rate or due date.

Accounts and Notes Payable to Related Parties

	December 31,
	2016	2015
Wuhan Tongkai	$2,158	$1,440
Jingzhou Tongying	1,979	1,951
Hubei Wiselink	1,754	1,736
Jiangling Tongchuang	828	853
Henglong Real Estate	44	-
Honghu Changrun	27	35
Shanghai Tianxiang	11	346
Jingzhou Yude	2	2
Total	$6,803	$6,363

Advance Payments for Property, Plant and Equipment to Related Parties

	December 31,
	2016	2015
Hubei Wiselink	$5,005	$3,935
Henglong Real Estate	-	4,928
Total	$5,005	$8,863

Other Advance Payments to Related Parties

	December 31,
	2016	2015
Honghu Changrun	$361	$342
Jingzhou Derun	161	-
Changchun Hualong	72	77
Jiangling Tongchuang	2	-
Other Related Parties	28	125
Total	$624	$544

106 | Page

As of March 30, 2017, the date the Company issued the financial statements, Hanlin Chen, Chairman, owns 56.4% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

b. Commitments

In addition to bank loans, notes payables and the related interest, the following table summarizes the Company’s noncancelable commitments and contingencies as of December 31, 2016 (figures are in thousands of USD):

	Payment Obligations by Period
	2017	2018	2019	Thereafter	Total
Obligations for investment contracts (1)	$7,351	$5,190	$-	$-	$12,541
Obligations for purchasing and service	18,752	$2,596	-	-	21,348
Total	$26,103	$7,786	$-	$-	$33,889

(1)	On September 22, 2014, Hubei Henglong entered into an agreement with other parties to establish the Venture Fund, under which Hubei Henglong has committed to make investments of RMB 50.0 million, equivalent to approximately $7.6 million, into the Venture Fund in three installments. As of December 31, 2016, Hubei Henglong has completed a capital contribution of RMB 35.0 million, equivalent to approximately $5.3 million, representing 14.7% of the Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB 15.0 million, equivalent to approximately $2.2 million, will be paid upon capital calls received from the Venture Fund.

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $18.0 million, representing 17.1% of Chongqing Venture Fund’s shares. As of December 31, 2016, Hubei Henglong has completed a capital contribution of RMB 48.0 million, equivalent to approximately $7.2 million, representing 23.5% of Chongqing Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB 72.0 million, equivalent to approximately $10.3 million, will be paid upon capital calls received from the Chongqing Venture Fund.

107 | Page

31. Off-Balance Sheet Arrangements

At December 31, 2016 and 2015, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

32.  Subsequent Event

On March 16, 2017, in order for generating higher returns of the Company’s idle cash, one of the Company's subsidiaries, Hubei Henglong, entered into an entrusted loan agreement with Founder Bea Trust Co., Ltd. ("Founder Bea"), an independent financial institution, to lend an entrusted loan to Jingzhou Henglong Real Estate Co., Ltd., “Henglong Real Estate”, one of the Company’s related parties. Pursuant to the loan agreement, Hubei Henglong lent RMB 200 million (equivalent to $28.8 million) to Henglong Real Estate through Founder Bea on the same day, with a term of one year and an annual interest rate of 6.35%. The annual rate of the management fee to be paid by Hubei Henglong as the entrusting party to Founder Bea is 0.3%.

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

As of December 31, 2016, the Company had 11 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other six sectors were engaged in the production and sale of sensor modular (USAI), column (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), and manufacture and sale of automobile electronic systems and parts (Wuhan Chuguanjie). Since the revenues, net income and net assets of these seven sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the consolidated financial statements, the Company incorporated these seven sectors into “Other Sectors.”

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

108 | Page

The Company’s product sector information from continuing operations is as follows (figures are in thousands of USD):

	Net Sales		Net Income (Loss)
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015

Henglong	$301,367	$284,355	$14,407	$21,966
Jiulong	76,968	69,982	3,501	(426)
Shenyang	35,191	33,193	1,932	1,986
Wuhu	23,968	23,151	255	224
Hubei Henglong	57,311	57,383	4,043	6,760
Other Sectors	46,928	40,129	1,352	1,271
Total Segments	541,733	508,193	25,490	31,781
Corporate	-	-	(1,529)	(4,283)
Eliminations	(79,683)	(64,660)	(984)	399
Total consolidated	$462,050	443,533	$22,977	$27,897

	Inventories		Total Assets
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015

Henglong	$29,332	$26,776	$324,049	$321,800
Jiulong	11,536	11,839	67,508	66,939
Shenyang	4,739	3,579	42,870	39,414
Wuhu	3,388	3,099	24,799	21,534
Hubei Henglong	15,647	11,791	252,465	254,904
Other Sectors	9,466	11,180	113,287	71,772
Total Segments	74,108	68,264	824,978	776,363
Corporate	-	-	118,409	175,211
Eliminations	(6,058)	(2,694)	(311,688)	(343,879)
Total consolidated	$68,050	65,570	$631,699	607,695

	Depreciation and Amortization		Capital Expenditures
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015

Henglong	$4,537	$5,610	$2,010	$6,419
Jiulong	2,619	3,929	2,378	1,088
Shenyang	460	715	330	148
Wuhu	666	668	2,187	1,345
Hubei Henglong	4,161	2,819	16,990	11,500
Other Sectors	1,422	1,790	8,826	9,382
Total Segments	13,865	15,531	32,721	29,882
Corporate	61	64	1	2
Eliminations	-	(322)	-	(669)
Total consolidated	$13,926	$15,273	$32,722	$29,215

Financial information segregated by geographic region is as follows (figures are in thousands of USD):

	Net Sales (1)		Long-term assets
	Year Ended December 31,		As of December 31,
	2016	2015	2016		2015

Geographic region:
United States	$55,628	$58,465	$768		$797
China	399,526	382,401	142,818		122,023
Other foreign countries	6,896	2,667	572		516
Total consolidated	$462,050	$443,533	$144,158	(2)	$123,336	(2)

(1)	Revenue is attributed to each country based on location of customers.

(2)	Pursuant to ASC 280-10-50-41, the non-current deferred tax assets of $4.6 million and $4.9 million, the goodwill of nil and $0.6 million and the intangible assets, net of $0.6 million and $2.8 million were excluded from long-term assets as of December 31, 2016 and 2015, respectively.

109 | Page

EXHIBIT INDEX

Exhibit
Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002)

10.5	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006)

10.20	Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed on April 2, 2008)

10.21	English Translation of the Sino-Foreign Equity Joint Venture Contract dated January 24, 2010 between Great Genesis Holdings Limited and Beijing Hainachuan Auto Parts Co., Ltd. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2009 filed on March 25, 2010)

21	Schedule of Subsidiaries (incorporated by reference to Note 1 of the consolidated financial statements of the Company in this Annual Report on Form 10-K)

23.1	Consent of PricewaterhouseCoopers ZhongTian LLP*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 30, 2017, formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income;
(iii)	Consolidated Statements of Comprehensive Income;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Related Notes.

*	Filed herewith.

110 | Page