Form 10-Q
period 2017-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2017-05-11
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company Emerging growth company	☒ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No ☒

As of May 11, 2017, the Company had  31,644,004 shares of common stock issued and outstanding.

 CHINA AUTOMOTIVE SYSTEMS, INC.

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Net product sales ($9,538 and $8,585 sold to related parties for the three months ended March 31, 2017 and 2016)	$119,308	$116,854
Cost of products sold ($7,363 and $6,875 purchased from related parties for the three months ended March 31, 2017 and 2016)	97,679	95,842
Gross profit	21,629	21,012
Gain on other sales	788	801
Less: Operating expenses
Selling expenses	4,068	4,305
General and administrative expenses	4,354	4,315
Research and development expenses	6,765	6,139
Total operating expenses	15,187	14,759
Income from operations	7,230	7,054
Other expense, net	(254)	(644)
Interest expense	(231)	(196)
Financial income, net	332	322
Income before income tax expenses and equity in earnings of affiliated companies	7,077	6,536
Less: Income taxes	1,190	1,053
Equity in earnings of affiliated companies	51	62
Net income	5,938	5,545
Net income/(loss) attributable to non-controlling interests	224	(164)
Net income attributable to parent company’s common shareholders	$5,714	$5,709
Comprehensive income:
Net income	$5,938	$5,545
Other comprehensive income:
Foreign currency translation gain, net of tax	1,629	1,650
Comprehensive income	7,567	7,195
Comprehensive income/(loss) attributable to non-controlling interests	278	(85)
Comprehensive income attributable to parent company	$7,289	$7,280

Net income attributable to parent company’s common shareholders per share

Basic –	$0.18	$0.18

Diluted-	$0.18	$0.18
Weighted average number of common shares outstanding
Basic	31,644,004	32,121,019
Diluted	31,649,908	32,123,588

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$31,303	$31,092
Pledged cash	33,586	30,799
Short-term investments	28,208	30,475
Accounts and notes receivable, net - unrelated parties	284,608	285,731
Accounts and notes receivable, net - related parties	21,308	20,984
Advance payments and others - unrelated parties	9,123	10,203
Advance payments and others - related parties	29,957	624
Inventories	69,051	68,050
Current deferred tax assets	7,872	7,946
Total current assets	515,016	485,904
Non-current assets:
Long-term time deposits	870	865
Property, plant and equipment, net	104,050	101,478
Intangible assets, net	576	617
Other receivables, net - unrelated parties	2,298	2,252
Advance payment for property, plant and equipment - unrelated parties	14,168	14,506
Advance payment for property, plant and equipment - related parties	2,326	5,005
Long-term investments	16,572	16,431
Non-current deferred tax assets	4,815	4,641
Total assets	$660,691	$631,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank and government loans	$69,163	$40,820
Accounts and notes payable - unrelated parties	217,194	216,993
Accounts and notes payable - related parties	5,893	6,803
Customer deposits	824	700
Accrued payroll and related costs	6,577	6,971
Accrued expenses and other payables	34,848	35,882
Accrued pension costs	3,907	4,130
Taxes payable	7,623	11,674
Amounts due to shareholders/directors	315	312
Advances payable (current portion)	384	382
Current deferred tax liabilities	163	193
Total current liabilities	346,891	324,860
Long-term liabilities:
Long-term bank loan	-	608
Advances payable	341	339
Total liabilities	$347,232	$325,807

Commitments and Contingencies (See Note 29)

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued –32,338,302 and 32,338,302 shares as of March 31, 2017 and December 31, 2016, respectively	$3	$3
Additional paid-in capital	64,764	64,764
Retained earnings-
Appropriated	10,549	10,549
Unappropriated	234,677	228,963
Accumulated other comprehensive income	683	(892)
Treasury stock – 694,298 and 694,298 shares as of March 31, 2017 and December 31, 2016, respectively	(2,907)	(2,907)
Total parent company stockholders' equity	307,769	300,480
Non-controlling interests	5,690	5,412
Total stockholders' equity	313,459	305,892
Total liabilities and stockholders' equity	$660,691	$631,699

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$5,938	$5,545
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	4,189	3,805
Reversal of provision for doubtful accounts	(19)	(54)
Inventory write downs	813	1,414
Deferred income taxes	(63)	347
Equity in earnings of affiliated companies	(51)	(62)
(Gain)/loss on fixed assets disposals	17	(3)
Changes in operating assets and liabilities:
(Increase)/decrease in:
Pledged cash	(2,618)	8,089
Accounts and notes receivable	2,480	(23,347)
Advance payments and others	52	(3,145)
Inventories	(1,444)	(6,242)
Increase (decrease) in:
Accounts and notes payable	(1,592)	12,495
Customer deposits	123	(26)
Accrued payroll and related costs	(431)	(172)
Accrued expenses and other payables	(1,467)	91
Accrued pension costs	(247)	265
Taxes payable	(3,318)	(1,362)
Net cash provided by/(used in) operating activities	2,362	(2,362)
Cash flows from investing activities:
Increase in other receivables	20	94
Cash received from property, plant and equipment sales	26	515
Payments to acquire property, plant and equipment (including $493 and $3,464 paid to related parties for the three months ended March 31, 2017 and 2016, respectively)	(3,245)	(9,825)
Payments to acquire intangible assets	-	(3)
Purchase of short-term investments	-	(7,814)
Proceeds from maturities of short-term investments	2,433	553
Loan to a related party	(29,044)	-
Net cash used in investing activities	(29,810)	(16,480)
Cash flows from financing activities:
Proceeds from bank and government loans	27,754	6,500
Repayments of bank and government loans	(245)	(2,265)
Net cash provided by financing activities	27,509	4,235
Effects of exchange rate on cash and cash equivalents	150	330
Net increase/(decrease) in cash and cash equivalents	211	(14,277)
Cash and cash equivalents at beginning of period	31,092	69,676
Cash and cash equivalents at end of period	$31,303	$55,399

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

  China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest	$173	$116
Cash paid for income taxes	325	719

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Three Months Ended March 31,
	2017	2016
Property, plant and equipment recorded during the period for which there previously were advance payments	$6,360	$4,736
Accounts payable for acquiring property, plant and equipment	610	442

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months Ended March 31, 2017 and 2016

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

The Company owns the following aggregate net interests in the following Sino-foreign joint ventures, wholly-owned subsidiaries and joint ventures organized in the People's Republic of China, the “PRC,” and Brazil as of March 31, 2017 and December 31, 2016.

	Percentage Interest
Name of Entity	March 31, 2017	December 31, 2016
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd, “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	100.00%	100.00%
Beijing Hainachun Henglong Automotive Steering System Co., Ltd., “Beijing Henglong” [9]	50.00%	50.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [10]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [11]	80.00%	80.00%
Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong” [12]	0.00%	0.00%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [13]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [14]	100.00%	100.00%

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

5.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products.

9.	Beijing Henglong was established in 2010 and mainly engages in the design, development and manufacture of both hydraulic and electric power steering systems and parts. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for using the equity accounting method.

10.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

11.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil.

12.	In the second quarter of 2014, the Company acquired a 51.0% ownership interest in Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong”, a special purpose vehicle manufacturer and dealer with automobile repacking qualifications, based in Fujian, China. Fujian Qiaolong mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles. On April 17, 2016, Hubei Henglong entered into a share purchase agreement, the “Share Purchase Agreement”, with Longyan Huanyu Emergency Equipment Technology Co., Ltd., “Longyan Huanyu”. Pursuant to the Share Purchase Agreement, Hubei Henglong transferred its 51% equity interests in Fujian Qiaolong to Longyan Huanyu for total consideration of RMB 20.0 million, equivalent to $3.0 million, in the second quarter of 2016. The Company recognized a gain on disposal of Fujian Qiaolong of $0.7 million, which is included in other income in the consolidated statement of operations and comprehensive income for the year ended December 31, 2016.

13.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.

14.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.

2.	Basis of presentation and significant accounting policies

(a)	Basis of Presentation

Basis of Presentation – The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The details of subsidiaries are disclosed in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by such accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all necessary adjustments, which include normal recurring adjustments, for a fair statement of the results of operations, financial position and cash flows for the interim periods presented.

The condensed consolidated balance sheet as of December 31, 2016 is derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company’s management believes that the disclosures contained in these financial statements are adequate to make the information presented herein not misleading. For further information, please refer to the financial statements and the notes thereto included in the Company’s 2016 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2017.

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

In January 2017, the FASB issued ASU 2017-04: Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test. Under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity should apply the amendments in this Update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

(c)	Significant Accounting Policies

There have been no updates to the significant accounting policies set forth in the notes to the consolidated financial statements for the year ended December 31, 2016.

3.	Short-term investments

Short-term investments comprise time deposits with terms of three months or more which are due within one year. The carrying values of time deposits approximate fair value because of their short maturities. The interest earned is recognized in the consolidated statements of income over the contractual term of the deposits.

As of March 31, 2017, the Company had pledged short-term investments of RMB 39.9 million, equivalent to approximately $5.8 million, to secure standby letters of credit under HSBC Bank and China CITIC Bank (Note 13). The use of the pledged short-term investments is restricted.

4.	Accounts and notes receivable, net

The Company’s accounts and notes receivable as of March 31, 2017 and December 31, 2016 are summarized as follows (figures are in thousands of USD):

	March 31, 2017	December 31, 2016
Accounts receivable - unrelated parties	$145,253	$154,403
Notes receivable - unrelated parties (1) (2)	140,439	132,409
Total accounts and notes receivable - unrelated parties	285,692	286,812
Less: allowance for doubtful accounts - unrelated parties	(1,084)	(1,081)
Accounts and notes receivable, net - unrelated parties	284,608	285,731
Accounts and notes receivable, net - related parties	21,308	20,984
Accounts and notes receivable, net	$305,916	$306,715

(1)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

(2)	As of March 31, 2017, the Company collateralized its notes receivable in an amount of RMB 249.5 million, equivalent to approximately $36.2 million, as security for the credit facilities with banks in China and the Chinese government, including RMB 224.5 million, equivalent to approximately $32.5 million, in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou”, for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 13), which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau”, and RMB 25.0 million, equivalent to approximately $3.6 million, as security in favor of the Chinese government for the low-interest government loan (See Note 13).

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

5.	Advance payments and others

The Company’s advance payments and others as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Advance payments and others - unrelated parties	$9,123	$10,203
Advance payments and others - related parties (1)	29,957	624
Total advance payments and others	39,080	10,827

(1)	On March 16, 2017, in order to generate higher returns for the Company’s idle cash, one of the Company's subsidiaries, Hubei Henglong, lent RMB 200 million (equivalent to $28.8 million) to Henglong Real Estate, one of the Company's related parties, through an independent financial institution by way of an entrusted loan. The term of the loan is one year and the annual interest rate is 6.35%.

6.	Inventories

The Company’s inventories as of March 31, 2017 and December 31, 2016 consisted of the following (figures are in thousands of USD):

	March 31, 2017	December 31, 2016
Raw materials	$16,039	$15,007
Work in process	14,006	10,852
Finished goods	39,006	42,191
Total	$69,051	$68,050

Provision for inventories amounted to $0.8 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively.

7.	Other receivables, net

The Company’s other receivables as of March 31, 2017 and December 31, 2016 are summarized as follows (figures are in thousands of USD):

	March 31, 2017	December 31, 2016
Other receivables - unrelated parties (1)	$885	$738
Other receivables - employee housing loans (2)	1,477	1,577
Less: allowance for doubtful accounts - unrelated parties	(64)	(63)
Other receivables, net - unrelated parties	$2,298	$2,252

	March 31, 2017	December 31, 2016
Other receivables - related parties (1)	$546	$559
Less: allowance for doubtful accounts - related parties	(546)	(559)
Other receivables, net - related parties	$-	$-

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.

(2)	On May 28, 2014, the board of directors of the Company approved a loan program under which the Company will lend an aggregate of up to RMB 50.0 million (equivalent to approximately $7.5 million) to the employees of the Company to assist them in purchasing houses. Employees are required to pay interest at an annual rate of 3.8%. These loans are unsecured and the term of the loans is generally five years.

8.	Long-term time deposits

Long-term time deposits are time deposits with maturities of longer than one year. Time deposits with original maturities of longer than one year but due within the next 12 months are included in short-term investments. As of March 31, 2017 and December 31, 2016, short-term investments include $4.8 million and $4.8 million, respectively, of time deposits with original maturities of longer than one year but due within the next 12 months.

As of March 31, 2017 and December 31, 2016, the Company had pledged long-term time deposits of RMB 6.0 million (equivalent to approximately $0.9 million) to secure loans under the credit facility issued by ICBC Brazil. The use of the pledged long-term time deposits is restricted (See Note 13).

9.	Long-term investments

On January 24, 2010, the Company invested $3.1 million to establish a joint venture company, Beijing Henglong, with Hainachuan. The Company owns 50% of the equity in Beijing Henglong and can exercise significant influence over Beijing Henglong’s operating and financial policies. The Company accounted for Beijing Henglong’s operational results using the equity method. As of March 31, 2017 and December 31, 2016, the Company had $3.8 million and $3.8 million, respectively, of net equity in Beijing Henglong.

On September 22, 2014, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Venture Fund”, which mainly focuses on investments in emerging automobiles and parts industries. As of March 31, 2017, Hubei Henglong has completed a capital contribution of RMB 35.0 million, equivalent to approximately $5.3 million, representing 14.7% of the Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over the Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of March 31, 2017 and December 31, 2016, the Company had $5.4 million and $5.3 million, respectively, of net equity in the Venture Fund.

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $18.0 million, representing 17.1% of Chongqing Venture Fund’s shares. As of March 31, 2017, Hubei Henglong has completed a capital contribution of RMB 48.0 million, equivalent to approximately $7.0 million, representing 23.5% of Chongqing Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over Chongqing Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of March 31, 2017 and December 31, 2016, the Company had $6.8 million and $6.8 million, respectively, of net equity in Chongqing Venture Fund.

In October 2016, Hubei Henglong invested RMB 3.0 million, equivalent to approximately $0.4 million, to establish a joint venture company, Chongqing Jinghua Automotive Intelligent Manufacturing Technology Research Co., Ltd., “Chongqing Jinghua”, with five other parties. The Company owns 30% of the equity in Chongqing Jinghua, and can exercise significant influence over Chongqing Jinghua’s operating and financial policies. The Company accounts for Chongqing Jinghua’s operational results with the equity method. As of March 31, 2017, the Company had $0.4 million of net equity in Chongqing Jinghua.

The Company’s consolidated financial statements reflect the net income of non-consolidated affiliates of $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

10.	Property, plant and equipment, net

The Company’s property, plant and equipment as of March 31, 2017 and December 31, 2016 are summarized as follows (figures are in thousands of USD):

	March 31, 2017	December 31, 2016
Land use rights and buildings	$47,751	$47,448
Machinery and equipment	137,966	134,361
Electronic equipment	5,188	4,979
Motor vehicles	4,439	4,395
Construction in progress	27,980	24,890
Total amount of property, plant and equipment	223,324	216,073
Less: Accumulated depreciation (1)	(119,274)	(114,595)
Total amount of property, plant and equipment, net (2)(3)	$104,050	$101,478

(1)	As of March 31, 2017 and December 31, 2016, the Company pledged property, plant and equipment with a net book value of approximately $27.4 million and $28.5 million, respectively as security for its comprehensive credit facilities with banks in China.
(2)	Depreciation charges were $4.1 million and $3.6 million for the three months ended March 31, 2017 and 2016, respectively.
(3)	During the three months ended March 31, 2017 and 2016, nil and $1.2 million, respectively, of government subsidies were recorded as a reduction of the cost of property, plant and equipment.
(4)	Interest costs capitalized for the three months ended March 31, 2017 and 2016, were $0.1 million and $0.1 million, respectively.

11.	Intangible assets

The Company’s intangible assets as of March 31, 2017 and December 31, 2016 are summarized as follows (figures are in thousands of USD):

	March 31, 2017	December 31, 2016
Costs:
Patent technology	$1,997	$1,986
Management software license	1,172	1,165
Total intangible assets	3,169	3,151
Less: Accumulated amortization (1)	(2,593)	(2,534)
Total intangible assets, net	$576	$617

(1)	Amortization expenses were $0.1 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

12.	Deferred income tax assets

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

The components of estimated deferred income tax assets as of March 31, 2017 and December 31, 2016 are as follows (figures are in thousands of USD):

	March 31, 2017	December 31, 2016
Losses carry forward (U.S.) (1)	$6,122	$6,216
Losses carry forward (Non-U.S.) (1)	2,998	2,887
Product warranties and other reserves	4,738	4,766
Property, plant and equipment	4,340	4,204
Share-based compensation	247	247
Bonus accrual	184	231
Other accruals	1,558	1,551
Deductible temporary difference related to revenue recognition	-	191
Others	1,468	1,206
Total deferred tax assets	21,655	21,499
Less: taxable temporary difference related to revenue recognition	(77)	-
Total deferred tax assets, net	21,578	21,499
Less: Valuation allowance	(8,891)	(8,912)
Total deferred tax assets, net of valuation allowance (2)	$12,687	$12,587

(1)	The net operating losses carry forward for the U.S. entities for income tax purposes are available to reduce future years' taxable income. These carry forward losses will expire, if not utilized, at various times over the next 20 years. Net operating losses carry forward for China entities can be carried forward for 5 years to offset taxable income. However, as of March 31, 2017, the valuation allowance was $8.9 million, including a $6.4 million allowance for the Company’s deferred tax assets in the United States and $2.5 million allowance for the Company’s non-U.S. deferred tax assets in China. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the deferred tax assets in other countries, pursuant to certain tax laws and regulations, management believes such amount will not be used to offset future taxable income.

(2)	Approximately $4.8 million and $4.6 million of net deferred income tax assets as of March 31, 2017 and December 31, 2016, respectively, are included in non-current deferred tax assets in the accompanying condensed unaudited consolidated balance sheets. The remaining $7.9 million and $6.6 million of net deferred income tax assets as of March 31, 2017 and December 31, 2016, respectively, are included in current deferred tax assets.

13.	Bank and government loans

Loans consist of the following as of March 31, 2017 and December 31, 2016 (figures are in thousands of USD):

	March 31, 2017	December 31, 2016
Short-term bank loans (1)	$2,174	$2,162
Short-term bank loans (2) (3) (4)	35,665	35,054
Short-term bank loans (5)	27,700	-
Short-term government loan (6)	3,624	3,604
Bank and government loans	$69,163	$40,820

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year (See Note 10). As of March 31, 2017 and December 31, 2016, the weighted average interest rate was 5.3% and 5.2% per annum, respectively. Interest is to be paid monthly or quarterly on the twentieth day of the applicable month or quarter and the principal repayment is at maturity.

(2)	On May 18, 2012, the Company entered into a credit facility agreement, the “Credit Agreement,” with ICBC Macau to obtain a non-revolving credit facility in the amount of $30.0 million, the “Credit Facility”. The Credit Facility would have expired on November 3, 2012 unless the Company drew down the line of credit in full prior to such expiration date, and the maturity date for the loan drawdown was the earlier of (i) 18 months from the drawdown or (ii) one month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”. The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 2.25% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. The interest is calculated daily based on a 360-day year and it is fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As security for the Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount of not less than $31.6 million if the Credit Facility is fully drawn.

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong and Jiulong’s notes receivable of RMB 224.5 million, equivalent to approximately $32.5 million. The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013 and it was extended to May 12, 2017 after being extended four times. The interest rate of the Credit Facility under the extended term is three-month LIBOR plus 0.7% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remain unchanged. As of March 31, 2017, the interest rate of the Credit Facility was 1.85% per annum.

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

On July 22, 2014, Great Genesis drew down a loan amounting to $5.0 million provided by HSBC HK and Hubei Henglong provided a Standby Letter of Credit for an amount of $5.4 million in favor of HSBC HK. Hubei Henglong’s Standby Letter of Credit was issued by HSBC Bank (China) Company Limited Wuhan branch and is collateralized by long-term time deposits of Hubei Henglong of RMB 33.0 million, equivalent to approximately $4.8 million.

On July 7, 2016, HSBC HK agreed to extend the maturity date of the HSBC Credit Facility to July 1, 2017. Hubei Henglong provided a Standby Letter of Credit in an amount of $5.1 million in favor of HSBC HK. The Standby Letter of Credit was issued by HSBC Bank (China) Company Limited Wuhan branch and is collateralized by short-term time deposits of Hubei Henglong of RMB 36.0 million, equivalent to approximately $5.2 million. The interest rate of the HSBC Credit Facility under the extended term is revised as three-month LIBOR plus 0.8% per annum, i.e. 1.95% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remained unchanged.

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

On May 6, 2016, Brazil Henglong drew down a loan amounting to $0.1 million provided by HSBC Brazil. The loan will mature on October 9, 2017 and has an annual interest rate of 8.2%. The principal and interest are paid each month. Hubei Henglong provided a Standby Letter of Credit for an amount of $0.1 million in favor of HSBC Brazil. Hubei Henglong’s Standby Letter of Credit was issued by China CITIC Bank Wuhan branch and is collateralized by short-term investments of Hubei Henglong of RMB 0.5 million, equivalent to approximately $0.1 million.

On August 26, 2016, Brazil Henglong entered into a credit facility agreement with Bank of China (Brazil) to obtain a credit facility in the amount of $0.6 million, the “Bank of China Credit Facility”. The Bank of China Credit Facility will expire on January 15, 2018. As security for the Bank of China Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide Bank of China (Brazil) with a Standby Letter of Credit for a total amount of $0.9 million if the Bank of China Credit Facility is fully drawn. On August 26, 2016, Brazil Henglong drew down a loan amounting to $0.6 million provided by Bank of China (Brazil). The loan will mature on January 15, 2018 and has an annual interest rate of 3.9%. Interest is paid semiannually and the principal repayment is at maturity. Hubei Henglong provided a Standby Letter of Credit for an amount of $0.9 million in favor of Bank of China (Brazil). Hubei Henglong’s Standby Letter of Credit was issued by Bank of China Jingzhou branch and is collateralized by long-term time deposits of Hubei Henglong of RMB 6.0 million, equivalent to approximately $0.9 million.

18

(5)

On September 26, 2016, Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of $25.5 million, the “Henglong CITIC Credit Facility”. The Henglong CITIC Credit Facility will expire on September 26, 2017. As security for the Henglong CITIC Credit Facility, Henglong’s property, plant and equipment were pledged and Hubei Henglong provided a guarantee. On March 3, 2017, Henglong drew down loans amounting to $4.7 million, $4.7 million and $4.4 million, respectively. The loans will mature on February 5, 6 and 7, 2018, respectively. The annual interest rate of the loans is 4.99%. The principal and interest will be paid at maturity.

On September 26, 2016, Hubei Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of $15.0 million, the “Hubei Henglong CITIC Credit Facility”. The Hubei Henglong CITIC Credit Facility will expire on September 26, 2017. Henglong provided a guarantee for Hubei Henglong CITIC Credit Facility. On March 3, 2017, Hubei Henglong drew down loans amounting to $4.2 million, $ 4.2 million and $5.5 million, respectively. The loans will mature on February 2, 8 and 9, 2018, respectively. The annual interest rate of the loans is 4.99%. The principal and interest will be paid at maturity.

(6)	On March 31, 2015, the Company received a Chinese government loan of RMB 25.0 million, equivalent to approximately $3.9 million, with an interest rate of 2.5% per annum, which matured on April 20, 2016. On June 10, 2016, the Chinese government agreed to extend the maturity date to June 10, 2017. The interest rate of the government loan under the extended term is 1.5%. Except for the above, all other terms and conditions of the loan remain unchanged. Henglong pledged RMB 25.0 million, equivalent to approximately $3.6 million, of notes receivable as security for such Chinese government loan (See Note 4).

14.	Accounts and notes payable

The Company’s accounts and notes payable as of March 31, 2017 and December 31, 2016 are summarized as follows (figures are in thousands of USD):

	March 31, 2017	December 31, 2016
Accounts payable - unrelated parties	$129,682	$138,053
Notes payable - unrelated parties (1)	87,512	78,940
Accounts and notes payable - unrelated parties	217,194	216,993
Accounts and notes payable - related parties	5,893	6,803
Balance at end of period	$223,087	$223,796

(1)	Notes payable represent accounts payable in the form of notes issued by the Company. The notes are endorsed by banks to ensure that noteholders will be paid after maturity. The Company has pledged cash deposits, short-term investments, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

15.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of March 31, 2017 and December 31, 2016 are summarized as follows (figures are in thousands of USD):

	March 31, 2017	December 31, 2016
Accrued expenses	$7,824	$8,605
Accrued interest	220	88
Other payables	1,066	964
Warranty reserves (1)	25,738	26,225
Total	$34,848	$35,882

(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

(2)	In January 2017, the Company initiated two recalls related to the Company’s products. The Company has accrued anticipated costs for handling the recalls amounting to $5 million in warranty reserves for the year ended December 31, 2016.

For the three months ended March 31, 2017 and 2016, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2017	2016	2016
Balance at beginning of the period	$26,225	$23,059	$23,059
Additions during the period	3,076	1,795	16,522
Settlement within period, by cash or actual materials	(3,419)	(1,551)	(11,781)
Foreign currency translation loss	(144)	(116)	(1,575)
Balance at end of the period	$25,738	$23,187	$26,225

16.	Taxes payable

The Company’s taxes payable as of March 31, 2017 and December 31, 2016 are summarized as follows (figures are in thousands of USD):

	March 31, 2017	December 31, 2016
Value-added tax payable	$2,876	$7,662
Income tax payable	4,172	3,390
Other tax payable	575	622
Total	$7,623	$11,674

17.	Advances payable

As of March 31, 2017 and December 31, 2016, advances payable by the Company were $0.7 million and $0.7 million, respectively.

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

The Company’s positions in respect of the amounts of additional paid-in capital for the three months ended March 31, 2017 and 2016, and the year ended December 31, 2016 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2017	2016	2016
Balance at beginning of the period	$64,764	$64,627	$64,627
Share-based compensation (1)	-	-	137
Balance at end of the period	$64,764	$64,627	$64,764

(1)	On December 2, 2016, the Company granted 22,500 stock options to the Company’s independent directors, with the exercise price equal to the closing price of the Company’s common stock traded on NASDAQ on the date of grant. The fair value of the stock options was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instruments. The dividend yield assumption is based on historical patterns and future expectations for the Company’s dividends.

Assumptions used to estimate the fair value of the stock options on the grant dates are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield

December 2, 2016	134.80%	1.84%	5	0.00%

The stock options granted during 2016 were exercisable immediately. Their fair value on the grant date using the Black-Scholes option pricing model was $0.1 million. For the year ended December 31, 2016, the Company recognized stock-based compensation expenses of $0.1 million.

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

The Company’s activities in respect of the amounts of appropriated retained earnings for the three months ended March 31, 2017 and 2016, and the year ended December 31, 2016 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2017	2016	2016
Balance at beginning of the period	$10,549	$10,379	$10,379
Appropriation of retained earnings	-	-	170
Balance at end of the period	$10,549	$10,379	$10,549

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three months ended March 31, 2017 and 2016, and the year ended December 31, 2016 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2017	2016	2016
Balance at beginning of the period	$228,963	$206,622	$206,622
Net income attributable to parent company	5,714	5,709	22,511
Appropriation of retained earnings	-	-	(170)
Balance at end of the period	$234,677	$212,331	$228,963

20.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of the accumulated other comprehensive income for the three months ended March 31, 2017 and 2016, and the year ended December 31, 2016 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2017	2016	2016
Balance at beginning of the period	$(892)	$18,412	$18,412
Foreign currency translation adjustment attributable to parent company	1,575	1,573	(19,304)
Balance at end of the period	$683	$19,985	$(892)

21.	Treasury stock

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

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three months ended March 31, 2017 and 2016, and the year ended December 31, 2016 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2017	2016	2016
Balance at beginning of the period	$5,412	$8,252	$8,252
Income/(loss) attributable to non-controlling interests	224	(165)	466
Dividends declared to the non-controlling interest holders of joint-venture companies	-	-	(464)
Change of non-controlling interests change due to disposal of Fujian Qiaolong	-	-	(2,150)
Foreign currency translation adjustment attributable to non-controlling interests	54	79	(692)
Balance at end of the period	$5,690	$8,166	$5,412

23.	Gain on other sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, and scraps. For the three months ended March 31, 2017, gain on other sales amounted to $0.8 million, consistent with $0.8 million for the three months ended March 31, 2016.

24.	Financial income, net

During the three months ended March 31, 2017 and 2016, the Company recorded financial income, net which is summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2017	2016
Interest income	$481	$424
Foreign exchange (loss)/gain, net	(29)	14
Gain of cash discount, net	-	3
Bank fees	(120)	(119)
Total financial income, net	$332	$322

25.	Income tax rate

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

According to PRC tax regulation, the Company should withhold income taxes for the profits distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profits that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. As of March 31, 2017, the Company has recognized deferred tax liabilities of $0.2 million for the remaining undistributed profits to Genesis of $3.9 million. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries permanently. As of March 31, 2017 and December 31, 2016, the Company still has undistributed earnings of approximately $246.4 million and $239.8 million, respectively, from investment in the PRC subsidiaries that are considered permanently reinvested. Had the undistributed earnings been distributed to Genesis and not permanently reinvested, the tax provision as of March 31, 2017 and December 31, 2016 of approximately $12.3 million and $12.0 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

In 2014, Jiulong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% from 2014 to 2016. The Company estimated the applied tax rate in 2017 to be 15% as it is likely to pass the re-assessment in 2017 and continue to qualify as “High & New Technology Enterprise”.

In 2014, Henglong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% from 2014 to 2016. The Company estimated the applied tax rate in 2017 to be 15% as it is likely to pass the re-assessment in 2017 and continue to qualify as “High & New Technology Enterprise”.

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

In 2012, Wuhu was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2013 and 2014. In 2015, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2015 and 2016. The Company estimated the applied tax rate in 2017 to be 15% as it is likely to pass the re-assessment in 2017 and continue to qualify as “High & New Technology Enterprise”.

In 2013, Jielong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2013, 2014 and 2015. In 2016, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate from 2016 to 2018.

In 2011, Hubei Henglong was awarded the title of “High & New Technology Enterprise”. Based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2013. The Company has passed the re-assessment in 2014 and continues to qualify as a “High & New Technology Enterprise”. Accordingly, it continues to be taxed at the 15% tax rate in 2014, 2015 and 2016. The Company estimated the applied tax rate in 2017 to be 15% as it is likely to pass the re-assessment in 2017 and continue to qualify as “High & New Technology Enterprise”.

According to the New CIT, USAI and Testing Center are subject to income tax at a rate of 25% in 2016 and 2017.

Chongqing Henglong was established in 2012. According to the New CIT, Chongqing Henglong is subject to income tax at a uniform rate of 25%. No provision for Chongqing Henglong is made as it had no assessable income for the three months ended March 31, 2017 and 2016.

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million, equivalent to approximately BRL 0.24 million. The Company had no assessable income in Brazil for the three months ended March 31, 2017 and 2016.

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the three months ended March 31, 2017 and 2016.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made for CAAS and HLUSA as a whole, as the Company had no assessable income in the United States for the three months ended March 31, 2017 and 2016.

The Company’s effective tax rate was 16.8% for the three months ended March 31, 2017, compared with 16.1% for the three months ended March 31, 2016, respectively.

26.	Income per share

Basic income per share is computed using the weighted average number of ordinary shares outstanding during the period. Diluted income per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the period. The dilutive effect of outstanding stock options is determined based on the treasury stock method.

The calculation of basic and diluted income per share attributable to the parent company for the three months ended March 31, 2017 and 2016, was (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$5,714	$5,709
Denominator:
Weighted average shares outstanding	31,644,004	32,121,019
Dilutive effects of stock options	5,904	2,569
Denominator for dilutive income per share – Diluted	31,649,908	32,123,588

Net income per share attributable to parent company’s common shareholders – Basic	$0.18	$0.18
Net income per share attributable to parent company’s common shareholders – Diluted	$0.18	$0.18

As of March 31, 2017 and 2016, the exercise prices for 90,000 shares and 82,500 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the three months ended March 31, 2017 and 2016, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

During the three months ended March 31, 2017, the Company’s ten largest customers accounted for 62.9% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales i.e., 12.9%. As of March 31, 2017, approximately 5.1% of accounts receivable were from trade transactions with the aforementioned customer, and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

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

28.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended March 31,
	2017	2016
Merchandise sold to related parties	$9,538	$8,585
Rental income obtained from related parties	14	31
Materials and others sold to related parties	300	223
Total	$9,852	$8,839

Related purchases

	Three Months Ended March 31,
	2017	2016
Materials purchased from related parties	$7,363	$6,875
Equipment purchased from related parties	3,012	2,515
Others purchased from related parties	267	265
Total	$10,642	$9,655

Loan transaction to a related party

	Three Months Ended March 31,
	2017	2016
Related party loan	$29,044	$-

Related receivables

	March 31, 2017	December 31, 2016
Accounts and notes receivable from related parties	$21,308	$20,984
Total	$21,308	$20,984

Related advances and loan balance

	March 31, 2017	December 31, 2016
Advance payments for property, plant and equipment to related parties	$2,326	$5,005
Advance payments and others to related parties	29,957	624
Total	$32,283	$5,629

Related payables

	March 31, 2017	December 31, 2016
Accounts and notes payable	$5,893	$6,803

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

As of May 11, 2017, Hanlin Chen, the Company’s Chairman, owns 56.4% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of March 31, 2017 (figures are in thousands of USD):

	Payment obligations by period
	2017 (1)	2018	2019	2020	Thereafter	Total
Obligations for investment contracts (1)(2)	7,392	$5,218	$-	$-	$-	$12,610
Obligations for purchasing and service agreements	18,245	2,891	731	-	-	21,867
Total	$25,637	8,109	731	-	-	34,477

(1)	On September 22, 2014, Hubei Henglong entered into an agreement with other parties to establish the Venture Fund, under which Hubei Henglong has committed to make investments of RMB 50.0 million, equivalent to approximately $7.2 million, into the Venture Fund in three installments. As of March 31, 2017, Hubei Henglong has completed a capital contribution of RMB 35.0 million, equivalent to approximately $5.1 million, representing 14.7% of the Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB 15.0 million, equivalent to approximately $2.2 million, will be paid upon capital calls received from the Venture Fund.

(2)	In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $17.4 million, representing 17.1% of Chongqing Venture Fund’s shares. As of March 31, 2017, Hubei Henglong has completed a capital contribution of RMB 48.0 million, equivalent to approximately $7.0 million, representing 23.5% of Chongqing Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB 72.0 million, equivalent to approximately $10.4 million, will be paid upon capital calls received from the Chongqing Venture Fund.

30.	Off-balance sheet arrangements

As of March 31, 2017 and December 31, 2016, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of March 31, 2017, the Company had 11 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other six sectors were engaged in the production and sale of sensor modular (USAI), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), and manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie). Since the revenues, net income and net assets of these six sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the condensed unaudited consolidated financial statements, the Company incorporated these six sectors into “Other Sectors.”

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

The Company’s product sector information for the three months ended March 31, 2017 and 2016, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income (Loss)
	Three Months Ended		Three Months Ended
	March 31		March 31
	2017	2016	2017	2016
Henglong	$70,834	$75,893	$3,319	$5,715
Jiulong	22,287	16,740	1,390	27
Shenyang	8,003	7,221	462	52
Wuhu	6,108	5,379	(70)	(72)
Hubei Henglong	18,134	14,378	238	(30)
Other Sectors	12,711	11,155	642	454
Total Segments	138,077	130,766	5,981	6,146
Corporate	-	-	(168)	(441)
Eliminations	(18,769)	(13,912)	125	(160)
Total	$119,308	$116,854	$5,938	$5,545

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Corporate Structure

The Company, through its subsidiaries, engages in the manufacture and sales of automotive systems and components. Great Genesis Holdings Limited, a company incorporated in Hong Kong on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company and the holding company of the Company’s joint ventures in the PRC. Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development support. CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong,” was established by Hubei Henglong Automotive System Group Co., Ltd., formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., “Hubei Henglong,” as a Sino-foreign joint venture company with two Brazilian citizens in Brazil in August 2012. Fujian Qiaolong was acquired by the Company in the second quarter of 2014, as a joint venture company that mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles, which was disposed of by the Company in the second quarter of 2016.

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

Recent Accounting Pronouncements

Please see Note 2 to the consolidated financial statements under Item 1 of Part I of this Report.

Results of Operations

Results of Operations—Three Months Ended March 31, 2017 and 2016

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2017	2016	Change		2017	2016	Change
Henglong	$70,834	$75,893	$(5,059)	-6.7%	$61,462	$64,116	$(2,654)	-4.1%
Jiulong	22,287	16,740	5,547	33.1	19,100	15,070	4,030	26.7
Shenyang	8,003	7,221	782	10.8	6,707	6,418	289	4.5
Wuhu	6,108	5,379	729	13.6	5,687	4,858	829	17.1
Hubei Henglong	18,134	14,378	3,756	26.1	12,870	10,115	2,755	27.2
Other Sectors	12,711	11,155	1,556	13.9	10,746	9,018	1,728	19.2
Total Segments	138,077	130,766	7,311	5.6	116,572	109,595	6,977	6.4
Elimination	(18,769)	(13,912)	(4,857)	34.9	(18,893)	(13,753)	(5,140)	37.4
Total	$119,308	$116,854	$2,454	2.1%	$97,679	$95,842	$1,837	1.9%

Net Product Sales

Net product sales were $119.3 million for the three months ended March 31, 2017, compared to $116.9 million for the same period in 2016, representing an increase of $ 2.4 million, or 2.1%.

The Company’s net product sales were affected by the change in the product mix. Net sales of traditional steering products were $89.5 million for the three months ended March 31, 2017, compared to $84.8 million for the same period in 2016, representing an increase of $4.7 million, or 5.5%. Net sales of EPS were $29.8 million for the three months ended March 31, 2017, compared to $32.1 million for the same period in 2016, representing a decrease of $2.3 million, or 7.2%. As a percentage of net sales, sales of EPS were 25.5 % for the three months ended March 31, 2017, compared to 27.5 % for the same period in 2016. The increase in net product sales was mainly due to increased sales and the changes in the product mix in the three months ended March 31, 2017.

The depreciation of China’s currency, the RMB, against the U.S. dollar in the first quarter of 2017 as compared to the first quarter of 2016 had a negative impact on net sales as more than 80% of the Company’s business is conducted in China.

In summary, the Company had an increase in sales volume leading to a sales increase of $15.8 million, a decrease in average selling price of steering gears leading to a sales decrease of $6.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales decrease of $6.7 million.

Further analysis by segment (before elimination) is as follows:

•	Net product sales for Henglong were $70.8 million for the three months ended March 31, 2017, compared with $ 75.9 million for the three months ended March 31, 2016, representing a decrease of $5.1 million, or 6.7%. An increase in sales volume led to a sales increase of $11.4 million, a decrease in average selling price led to a sales decrease of $12.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $4.0 million.

•	Net product sales for Jiulong were $22.3 million for the three months ended March 31, 2017, compared with $ 16.7 million for the three months ended March 31, 2016, representing an increase of $5.6 million, or 33.5%. Jiulong is gradually shifting its strategy from focusing on sales volume to focusing on high gross margin products and developing new markets such as exports. An increase in sales volume led to a sales increase of $1.2 million, an increase in average selling price led to a sales increase of $5.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.8 million.

•	Net product sales for Shenyang were $8.0 million for the three months ended March 31, 2017, compared to $7.2 million for the same period in 2016, representing an increase of $0.8 million, or 11.1%. Shenyang’s products are mainly sold to Shenyang Brilliance Jinbei Co., Ltd., “Brilliance Jinbei”, one of China’s largest commercial car manufacturers. The sales of Shenyang are mainly impacted by the demand of Brilliance Jinbei. An increase in sales volumes led to a sales increase of $2.2 million, a decrease in average selling price led to a sales decrease of $1.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.4 million.

•	Net product sales for Wuhu were $6.1 million for the three months ended March 31, 2017, compared to $5.4 million for the same period in 2016, representing an increase of $0.7 million, or 13.0%. An increase in sales volumes led to a sales increase of $1.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.3 million.

•	Net product sales for Hubei Henglong were $18.1 million for the three months ended March 31, 2017, compared to $14.4 million for the same period in 2016, representing an increase of $3.7 million, or 25.7%. Hubei Henglong’s products are mainly sold to Chrysler. An increase in sales volumes led to a sales increase of $5.2 million, a decrease in average selling price led to a sales decrease of $0.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.9 million.

•	Net product sales for Other Sectors were $12.7 million for the three months ended March 31, 2017, compared to $11.2 million for the same period in 2016, representing an increase of $1.5 million, or 13.4%, primarily due to an increase in the sales of Wuhan Chuguanjie, which manufactures electronic systems for EPS for Henglong, which were eliminated in consolidation.

Cost of Products Sold

For the three months ended March 31, 2017, the cost of products sold was $97.7 million, compared to $95.8 million for the same period of 2016, representing an increase of $1.8million, or 1.9%. The increase in the cost of products sold was mainly due to the net effect of a net increase in sales volumes which led to a cost of products sold increase of $12.4 million, a decrease in unit cost which led to a cost of products sold decrease of $4.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which led to a cost of products sold decrease of $5.7 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $61.5 million for the three months ended March 31, 2017, compared to $64.1 million for the same period of 2016, representing a decrease of $2.6 million, or 4.1%. An increase in sales volumes led to a cost of products sold increase of $10.1 million, a decrease in unit cost led to a cost of products sold decrease of $9.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $3.3 million.

•	Cost of products sold for Jiulong was $19.1 million for the three months ended March 31, 2017, compared to $15.1 million for the same period of 2016, representing an increase of $4.0 million, or 26.5%. An increase in sales volume led to a cost of products sold increase of $0.7 million, an increase in unit cost led to a cost of products sold increase of $4.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $0.8 million.

•	Cost of products sold for Shenyang was $6.7 million for the three months ended March 31, 2017, compared to $6.4 million for the same period of 2016, representing an increase of $0.3 million, or 4.7%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $2.1 million, a decrease in unit cost, which led to a cost of products sold decrease of $1.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a cost of products sold decrease of $0.3 million.

•	Cost of products sold for Wuhu was $5.7 million for the three months ended March 31, 2017, compared to $4.9 million for the same period of 2016, representing an increase of $0.8 million, or 16.3%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $0.9 million, an increase in unit cost, which led to a cost of products sold increase of $0.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a cost of products sold decrease of $0.3 million.

•	Cost of products sold for Hubei Henglong was $12.9 million for the three months ended March 31, 2017, compared to $10.1 million for the same period of 2016, representing an increase of $2.8 million, or 27.7%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $3.6 million, a decrease in unit cost, which led to a cost of products sold decrease of $0.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a cost of products sold decrease of $0.5 million.

•	Cost of products sold for Other Sectors was $10.7 million for the three months ended March 31, 2017, compared to $9.0 million for the same period of 2016, representing an increase of $1.7 million, or 18.9%, primarily due to the increase in sales volumes of Jielong.

Gross margin was 18.1% for the three months ended March 31, 2017, compared to 18.0% for the same period of 2016, representing an increase of 0.1%, mainly due to increased sales and the changes in the product mix in the three months ended March 31, 2017.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights, and scraps. For the three months ended March 31, 2017, gain on other sales amounted to $0.8 million, substantially consistent with $0.8 million for the three months ended March 31, 2016.

Selling Expenses

Selling expenses were $4.1 million for the three months ended March 31, 2017, as compared to $4.3 million for the same period of 2016, representing a decrease of $0.2 million, or 4.7%, which was mainly due to the Company’s decreased marketing activities.

General and Administrative Expenses

General and administrative expenses were $4.4 million for the three months ended March 31, 2017, substantially consistent with $4.3 million for the same period of 2016.

Research and Development Expenses

Research and development expenses were $6.8 million for the three months ended March 31, 2017, as compared to $6.1 million for the three months ended March 31, 2016, representing an increase of $0.7 million, or 11.5%, which was mainly due to increased expenditures on R&D activities for EPS products. The Company’s research and development expenses were mainly used for the development and trial production of EPS and other new products. The Company’s research and development expenditures have continued to be significant in the past several years.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. In the past several years, the Company has continued to purchase advanced manufacturing equipment for newly developed products, hiring senior technicians and actively seeking external technical support.

Income from Operations

Income from operations was $7.2 million for the three months ended March 31, 2017, compared to $7.1 million for the three months ended March 31, 2016, representing an increase of $0.1 million, or 1.4%, including an increase of $0.6 million in gross profit, and an increase of $0.4 million in operating expenses.

Other Expense, Net

Other expense, net was $0.3 million for the three months ended March 31, 2017, compared to other expense, net of $0.6 million for the three months ended March 31, 2016, representing a decrease of $0.3 million, or 50.0%, primarily as a result of an increase in the unspecific purpose subsidies being recognized in the first quarter of 2017.

Interest Expense

Interest expense was $0.2 million for the three months ended March 31, 2017, substantially consistent with $0.2 million for the three months ended March 31, 2016.

Financial Income, Net

Financial income, net, was $0.3 million for the three months ended March 31, 2017, consistent with $0.3 million for the three months ended March 31, 2016.

Income Before Income Tax Expenses and Equity in Earnings of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $7.1 million for the three months ended March 31, 2017, compared to $6.5 million for the three months ended March 31, 2016, representing an increase of $0.6 million, or 9.2%, which was mainly due to an increase in operating income of $0.1 million and a decrease in other expense of $0.3 million.

Income Taxes

Income tax expense was $1.2 million for the three months ended March 31, 2017, compared to $1.1 million of income tax expense for the three months ended March 31, 2016, representing an increase of $0.1 million, or 9.1%. The income before income tax increased to $7.1 million for the three months ended March 31, 2017 from $6.5 million for the same period in 2016 and the effective tax rate increased to 16.8% from 16.1%, which was mainly due to an increase in income before tax of high effective tax rate subsidiaries and a decrease in income before tax of low effective tax rate subsidiaries.

Net Income

Net income was $5.9 million for the three months ended March 31, 2017, compared to net income of $5.5 million for the three months ended March 31, 2016, representing an increase of $0.4 million, or 7.3%, which was mainly due to an increase in income before income tax expenses and equity in earnings of affiliated companies of $0.6 million and an increase in income tax of $0.1 million.

Net Income / (Loss) Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $0.2 million for the three months ended March 31, 2017, while net loss attributable to non-controlling interests amounted to $0.2 million for the three months ended March 31, 2016.

The Company owns equity interests in nine non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong and Chongqing Jinghua, which are accounted for under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of March 31, 2017 and 2016.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $5.7 million for the three months ended March 31, 2017, consistent with $5.7 million for the three months ended March 31, 2016.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of March 31, 2017, the Company had cash and cash equivalents and time deposits included in short-term investments of $59.5 million, compared to $61.6 million as of December 31, 2016, representing a decrease of $2.1 million, or 3.4%. Short-term investments included pledged short-term investments of $5.8 million and $5.7 million as of March 31, 2017 and December 31, 2016, respectively.

The Company had working capital (total current assets less total current liabilities) of $168.1 million as of March 31, 2017, compared to $161.0 million as of December 31, 2016, representing an increase of $7.1 million, or 4.4%.

The Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The Company believes that, in view of its current cash position, the cash expected to be generated from the operations and funds available from bank borrowings as detailed in subsequent paragraphs will be sufficient to meet its working capital and capital expenditure requirements, including the repayment of bank loans, for at least twelve months commencing from the date of this report.

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

The Company had short-term loans of $69.2 million (See Note 13) and bankers’ acceptances of $83.9 million (See Note 14) as of March 31, 2017.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be reduced by approximately $15.2 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $15.2 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $10.4 million, which is 68.4%, the mortgage rate, of $15.2 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of March 31, 2017, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available (4)	Amount Used		Assessed Mortgage Value (6)
1. Comprehensive credit facilities	Hubei Bank	Sep-2017	$26,090	$11,174		$54,056

2. Comprehensive credit facilities	China Construction Bank	Dec-2017	4,348	-		27,430

3. Comprehensive credit facilities	Shanghai Pudong Development Bank (1)	Oct-2017	18,842	11,659		14,967

4. Comprehensive credit facilities	China CITIC Bank (1)	Sep-2017	57,977	52,891		8,904
	China CITIC Bank (1)	Jul-2019	3,131	2,609		5,512

5. Comprehensive credit facilities	Hua Xia Bank(1)	Jul-2017	28,988	2,117		-

6. Comprehensive credit facilities	China Everbright Bank	Oct-2017	4,348	3,498		7,422

7. Comprehensive credit facilities	ICBC Macau	May-2017	30,000	30,000		32,543

8 Comprehensive credit facilities	HSBC (China) Company Limited(6)	Jul-2017	5,000	5,000		5,218

9. Comprehensive credit facilities	HSBC (Brazil) Company Limited	Oct-2017	70	38		72

10. Comprehensive credit facilities	Bank of China (Brazil)	Feb-2018	627	627		870

Total			$179,421	$119,613	(2)	$156,994	(3)

(1)	Each of Hubei Henglong’s comprehensive credit facilities with Shanghai Pudong Development Bank is required to be guaranteed by Jielong and Hubei Henglong in addition to the above pledged assets. Each of Hubei Henglong, Henglong, Jiulong, Jielong, Chuguanjie and USAI’s comprehensive credit facilities with China CITIC Bank is required to be guaranteed by Henglong and Hubei Henglong, in addition to the above pledged assets, and Henglong’s comprehensive credit facilities with Hua Xia Bank are required to be guaranteed by Hubei Henglong.

(2)	Amount used represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $65.5 million and notes payable of $52.8 million as of March 31, 2017. The remainder of $3.6 million of government loan and $34.7 million of notes payable was secured by bank notes or time deposits without utilization of credit lines.

(3)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of March 31, 2017, the pledged assets included $ 32.5 million accounts and notes receivable, $6.2 million of time deposits and other pledged assets with assessed value of $118.3 million.

(4)	The amount available is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	The pledged cash deposits were not included in the assessed mortgage value.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company’s loan terms range from eleven months to eighteen months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1.	Equipment with an assessed value of approximately $54.1 million as security for its revolving comprehensive credit facility with Jingzhou Commercial Bank.

2.	Land use rights, buildings and equipment with an assessed value of approximately $27.4 million as security for its revolving comprehensive credit facility with China Construction Bank.

3.	Land use rights and buildings with an assessed value of approximately $15.0 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.

4.	Land use rights and buildings with an assessed value of approximately $8.9 million as security for its comprehensive credit facility with China CITIC Bank Wuhan branch.

5.	Land use rights and buildings with an assessed value of approximately $5.5 million as security for its comprehensive credit facility with China CITIC Bank Shenyang branch.

6.	Land use rights and buildings with an assessed value of approximately $7.4 million as security for its comprehensive credit facility with China Everbright Bank.

7.	On May 18, 2012, the Company entered into a Credit Agreement with ICBC Macau to obtain the Credit Facility.

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

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong and Jiulong’s notes receivable of RMB 224.5 million, equivalent to approximately $32.5 million. The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013 and extended to May 12, 2017 after being extended four times.

8.	On July 16, 2014, Great Genesis entered into a credit facility agreement with HSBC HK to obtain a non-revolving credit facility in the amount of $5.0 million, the “HSBC Credit Facility”. The HSBC Credit Facility would have expired on July 1, 2015 and has an annual interest rate of 1.7%. Interest is paid on the twentieth day of each month and the principal repayment is at maturity. As security for the HSBC Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide HSBC HK with the Standby Letter of Credit for a total amount of not less than $5.4 million if the HSBC Credit Facility is fully drawn.

On July 22, 2014, Great Genesis drew down a loan amounting to $5.0 million provided by HSBC HK and Hubei Henglong provided a Standby Letter of Credit for an amount of $5.4 million in favor of HSBC HK. Hubei Henglong’s Standby Letter of Credit was issued by HSBC Bank (China) Company Limited Wuhan branch and is collateralized by short-term investments of Hubei Henglong of RMB 33.0 million, equivalent to approximately $4.8 million.

On July 7, 2016, HSBC HK agreed to extend the maturity date of the HSBC Credit Facility to July 1, 2017. The interest rate of the HSBC Credit Facility under the extended term is revised as three-month LIBOR plus 0.8% per annum, i.e. 2.0% per annum, and additional short-term investments of Hubei Henglong were pledged of RMB 3.0 million, equivalent to approximately $0.4 million. Except for the above, all other terms and conditions as stipulated in the HSBC Credit Agreement remain unchanged.

9.	On April 1, 2016, Brazil Henglong entered into a credit facility agreement with HSBC Brazil to obtain a credit facility in the amount of $0.1 million, the “HSBC Brazil Credit Facility”. The HSBC Brazil Credit Facility will expire on October 27, 2017. As security for the HSBC Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide HSBC Brazil with the Standby Letter of Credit for a total amount of $0.1 million if the HSBC Brazil Credit Facility is fully drawn.

On May 6, 2016, Brazil Henglong drew down a loan amounting to $0.1 million provided by HSBC Brazil. The loan will mature on October 9, 2017 and has an annual interest rate of 8.2%. The principal and interest are paid each month. Hubei Henglong provided a Standby Letter of Credit for an amount of $0.1 million in favor of HSBC Brazil. Hubei Henglong’s Standby Letter of Credit was issued by China CITIC Bank Wuhan branch and is collateralized by short-term investments of Hubei Henglong of RMB 0.5 million, equivalent to approximately $0.1 million.

10.	On August 26, 2016, Brazil Henglong entered into a credit facility agreement with Bank of China (Brazil) to obtain a credit facility in the amount of $0.6 million, the “Bank of China Credit Facility”. The Bank of China Credit Facility will expire on January 15, 2018. As security for the Bank of China Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide Bank of China (Brazil) with a Standby Letter of Credit for a total amount of $0.9 million if the Bank of China Credit Facility is fully drawn.

On August 26, 2016, Brazil Henglong drew down a loan amounting to $0.6 million provided by Bank of China (Brazil). The loan will mature on January 15, 2018 and has an annual interest rate of 3.9%. Interest is paid semiannually and the principal repayment is at maturity. Hubei Henglong provided a Standby Letter of Credit for an amount of $0.9 million in favor of Bank of China (Brazil). Hubei Henglong’s Standby Letter of Credit was issued by Bank of China Jingzhou branch and is collateralized by long-term time deposits of Hubei Henglong of RMB 6.0 million, equivalent to approximately $0.9 million.

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

		Payment Due Dates
	Total	Less than 1 year	1-3 years		3-5 years	More than 5 Years
Short-term and long-term loan including interest payable	$70,639	$70,639	$		$-	$-
Notes payable (1)	87,512	87,512		-	-	-
Obligation for investment contract (2)	12,610	7,392		5,218	-	-
Other contractual purchase commitments, including service agreements	21,867	18,245		3,622	-	-
Total	$192,628	$183,788		$8,840	$-	$-

(1)	Notes payable do not bear interest.

(2)	On September 22, 2014, Hubei Henglong entered into an agreement with other parties to establish Suzhou Venture Fund, under which Hubei Henglong has committed to make investments of RMB 50.0 million, equivalent to approximately $7.2 million, into Suzhou Venture Fund in three installments. As of March 31, 2017, Hubei Henglong has completed a capital contribution of RMB 35.0 million, equivalent to approximately $5.1 million, representing 14.7% of the Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB 15.0 million, equivalent to approximately $2.2 million, will be paid upon capital calls received from the Venture Fund.

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $17.4 million, representing 17.1% of Chongqing Venture Fund’s shares. The capital contribution will be paid in three installments. As of March 31, 2017, Hubei Henglong has completed a capital contribution of RMB 48.0 million, equivalent to approximately $7.0 million. The remaining capital contribution will be made in installments from 2017 to 2018.

Short-term Bank Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of March 31, 2017 (figures are in thousands of USD).

Bank Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date

ICBC Macau	Working Capital	May 13, 2016	12	1.85%	Pay quarterly	May 12, 2017	$30,000

HSBC Bank (China) Company Limited(1)	Working Capital	Jul 1, 2016	12	1.95%	Pay monthly	June 30, 2017	5,000

Financial Bureau of Jingzhou Development Zone	Working Capital	June 10, 2016	12	1.50%	Pay monthly	June 10, 2017	3,624

Bank of China (Brazil)	Working Capital	Aug 26, 2016	18	3.92%	Pay semi annually	Jan 15, 2018	627

HSBC (Brazil) Company Limited	Working Capital	May 6, 2016	17	8.21%	Pay quarterly	Oct 9, 2017	38

China CITIC Bank	Working Capital	Nov 4, 2016	12	5.22%	Pay monthly	Nov 4, 2017	2,174

China CITIC Bank	Working Capital	Mar 3, 2017	11	4.99%	Pay in arrear	Feb 5, 2018	4,710

China CITIC Bank	Working Capital	Mar 3, 2017	11	4.99%	Pay in arrear	Feb 6, 2018	4,708

China CITIC Bank	Working Capital	Mar 3, 2017	11	4.99%	Pay in arrear	Feb 7, 2018	4,432

China CITIC Bank	Working Capital	Mar 3, 2017	11	4.99%	Pay in arrear	Feb 8, 2018	4,154

China CITIC Bank	Working Capital	Mar 3, 2017	11	4.99%	Pay in arrear	Feb 2, 2018	4,158

China CITIC Bank	Working Capital	Mar 3, 2017	11	4.99%	Pay in arrear	Feb 9, 2018	5,538

Total							$69,163

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

Management believes that the Company complied with such financial covenants as of March 31, 2017, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of March 31, 2017 (figures are in thousands of USD):

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital (1)	6	Apr. 2017	$12,289
Working Capital	6	May 2017	13,098
Working Capital	6	Jun. 2017	16,834
Working Capital	6	Jul. 2017	13,045
Working Capital	6	Aug. 2017	15,478
Working Capital	6	Sep. 2017	14,565
Working Capital	12	Nov. 2017	2,203
Total (See Note 14)			$87,512

(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of March 31, 2017, and believes it will continue to comply with them.

Cash Flows

(a)	Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2017 was $2.3 million, compared with net cash used in operating activities of $2.4 million for the same period of 2016, representing an increase of $4.7 million, which was mainly due to the net effect of (1) the decrease in net income excluding non-cash items by $0.2 million and (2) the increase in cash inflows from movements of operating assets and liabilities by $4.9 million. The increase in cash inflows was primarily due to the offsetting effect of (1) the increase in cash outflows due to the movement of pledged deposits by $10.7 million and (2) the increase in cash outflows due to the movement of accounts and notes payable by $12.9 million and (3) the increase in cash inflows due to the movement of accounts and notes receivable by $25.8 million and (4) the increase in cash inflows due to the movement of advance payments and others by $1.9 million.

(b)	Investing Activities

The Company used net cash of $29.8 million in investment activities during the three months ended March 31, 2017, compared to $16.5 million for the same period of 2016, representing an increase of cash outflows by $13.3 million, which was mainly due to an increase in cash received from maturities of short-term investments of $1.9 million, a decrease in cash used in purchases of property, plant and equipment of $6.6 million, a decrease in cash used in purchases of short-term investments of $7.8 million and an increase in cash outflows due to loan to a related party by $29.0 million and a decrease in cash inflows due to sales of property, plant and equipment by $0.5 million.

(c)	Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 was $27.6 million, compared to net cash provided by financing activities of $4.2 million for the same period of 2016, representing an increase of $23.4 million, which was mainly due to the net effect of (1) increased proceeds of $21.3 million from bank and government loans and (2) decreased repayments of $2.1 million to banks or the government.

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2016 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123).

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002).

10.1	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006).

10.2	Stock Exchange Agreement dated August 11, 2014 by and among Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., China Automotive Systems, Inc. and Hubei Henglong Automotive System Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q Quarterly Report on August 13, 2014).

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, were filed on May 11, 2017 formatted in Extensible Business Reporting Language (XBRL):

(i)	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income,

(ii)	Condensed Unaudited Consolidated Balance Sheets,

(iii)	Condensed Unaudited Consolidated Statements of Cash Flows, and

(iv)	related notes

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: May 11, 2017	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: May 11, 2017	By:	/s/ Jie Li
Jie Li
Chief Financial Officer

