Form 10-Q
period 2017-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2017-08-10
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           ☐           No           ☒

As of August 10, 2017, the Company had 31,644,004 shares of common stock issued and outstanding.

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

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended June 30,
	2017	2016
Net product sales ($8,583 and $10,054 sold to related parties for the three months ended June 30, 2017 and 2016)	$117,660	$101,017
Cost of products sold ($6,283 and $6,168 purchased from related parties for the three months ended June 30, 2017 and 2016)	93,599	82,869
Gross profit	24,061	18,148
Gain on other sales	4,555	1,185
Less: Operating expenses
Selling expenses	4,555	4,128
General and administrative expenses	5,283	3,942
Research and development expenses	7,707	5,987
Total operating expenses	17,545	14,057
Income from operations	11,071	5,276
Other income, net	152	1,219
Interest expense	(644)	(127)
Financial income, net	550	148
Income before income tax expenses and equity in earnings of affiliated companies	11,129	6,516
Less: Income taxes	2,186	1,196
Equity in (loss)/earnings of affiliated companies	(62)	195
Net income	8,881	5,515
Net (loss)/income attributable to non-controlling interests	(40)	151
Net income attributable to parent company’s common shareholders	$8,921	$5,364
Comprehensive income:
Net income	$8,881	$5,515
Other comprehensive income:
Foreign currency translation gain/(loss), net of tax	5,814	(7,946)
Comprehensive income/(loss)	14,695	(2,431)
Comprehensive income/(loss) attributable to non-controlling interests	155	(164)
Comprehensive income/(loss) attributable to parent company	$14,540	$(2,267)

Net income attributable to parent company’s common shareholders per share

Basic –	$0.28	$0.17

Diluted-	$0.28	$0.17
Weighted average number of common shares outstanding
Basic	31,644,004	32,085,822
Diluted	31,649,322	32,087,634

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Six Months Ended June 30,
	2017	2016
Net product sales ($18,121 and $18,639 sold to related parties for the six months ended June 30, 2017 and 2016)	$236,968	$217,871
Cost of products sold ($13,646 and $13,043 purchased from related parties for the six months ended June 30, 2017 and 2016)	191,278	178,711
Gross profit	45,690	39,160
Gain on other sales	5,343	1,986
Less: Operating expenses
Selling expenses	8,623	8,433
General and administrative expenses	9,637	8,257
Research and development expenses	14,472	12,126
Total operating expenses	32,732	28,816
Income from operations	18,301	12,330
Other (expense)/income, net	(102)	575
Interest expense	(875)	(323)
Financial income, net	882	470
Income before income tax expenses and equity in earnings of affiliated companies	18,206	13,052
Less: Income taxes	3,376	2,249
Equity in earnings of affiliated companies	(11)	257
Net income	14,819	11,060
Net income/(loss) attributable to non-controlling interests	184	(13)
Net income attributable to parent company’s common shareholders	$14,635	$11,073
Comprehensive income:
Net income	$14,819	$11,060
Other comprehensive income:
Foreign currency translation gain/(loss), net of tax	7,443	(6,296)
Comprehensive income	22,262	4,764
Comprehensive gain/(loss) attributable to non-controlling interests	433	(249)
Comprehensive income attributable to parent company	$21,829	$5,013

Net income attributable to parent company’s common shareholders per share

Basic –	$0.46	$0.34

Diluted-	$0.46	$0.34
Weighted average number of common shares outstanding
Basic	31,644,004	32,103,420
Diluted	31,649,615	32,105,611

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$36,473	$31,092
Pledged cash	34,468	30,799
Short-term investments	27,239	30,475
Accounts and notes receivable, net - unrelated parties	288,985	285,731
Accounts and notes receivable, net - related parties	18,459	20,984
Advance payments and others - unrelated parties	7,473	10,203
Advance payments and others - related parties	30,558	624
Inventories	65,470	68,050
Current deferred tax assets	7,652	7,946
Total current assets	516,777	485,904
Non-current assets:
Long-term time deposits	6,790	865
Property, plant and equipment, net	108,646	101,478
Intangible assets, net	544	617
Other receivables, net - unrelated parties	2,212	2,252
Advance payment for property, plant and equipment - unrelated parties	13,961	14,506
Advance payment for property, plant and equipment - related parties	3,361	5,005
Long-term investments	17,552	16,431
Non-current deferred tax assets	4,241	4,641
Total assets	$674,084	$631,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank and government loans	$67,379	$40,820
Accounts and notes payable - unrelated parties	221,371	216,993
Accounts and notes payable - related parties	4,814	6,803
Customer deposits	699	700
Accrued payroll and related costs	7,128	6,971
Accrued expenses and other payables	34,598	35,882
Accrued pension costs	3,919	4,130
Taxes payable	5,397	11,674
Amounts due to shareholders/directors	324	312
Advances payable (current portion)	391	382
Current deferred tax liabilities	171	193
Total current liabilities	346,191	324,860
Long-term liabilities:
Long-term bank loan	-	608
Advances payable	347	339
Total liabilities	$346,538	$325,807

Commitments and Contingencies (See Note 29)

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued – 32,338,302 and 32,338,302 shares as of June 30, 2017 and December 31, 2016, respectively	$3	$3
Additional paid-in capital	64,306	64,764
Retained earnings-
Appropriated	10,673	10,549
Unappropriated	243,474	228,963
Accumulated other comprehensive income/(loss)	6,235	(892)
Treasury stock – 694,298 and 694,298 shares as of June 30, 2017 and December 31, 2016, respectively	(2,907)	(2,907)
Total parent company stockholders' equity	321,784	300,480
Non-controlling interests	5,762	5,412
Total stockholders' equity	327,546	305,892
Total liabilities and stockholders' equity	$674,084	$631,699

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$14,819	$11,060
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	7,809	7,351
Increase in/(reversal of) provision for doubtful accounts	1,008	(49)
Inventory write downs	2,101	1,902
Deferred income taxes	971	(27)
Equity in earnings of affiliated companies	11	(257)
Gain on disposal of Fujian Qiaolong	-	(698)
Gain on fixed assets disposals	(2,202)	(14)
Changes in operating assets and liabilities
(Increase) decrease in:
Pledged cash	(2,881)	6,528
Accounts and notes receivable	6,570	(50,973)
Advance payments and others	1,241	(1,437)
Inventories	2,104	(5,956)
Increase (decrease) in:
Accounts and notes payable	(2,932)	25,885
Customer deposits	(7)	(908)
Accrued payroll and related costs	(2)	152
Accrued expenses and other payables	(3,028)	456
Accrued pension costs	(307)	407
Taxes payable	(6,069)	276
Advance payable	-	(75)
Net cash provided by/(used in) operating activities	19,206	(6,377)
Cash flows from investing activities:
Increase in other receivables	137	1,438
Proceeds from disposition of a subsidiary, net of cash disposed of $1,063	-	1,953
Cash received from property, plant and equipment sales	2,334	719
Payments to acquire property, plant and equipment (including $3,497and $4,603 paid to related parties for the six months ended June 30, 2017 and 2016, respectively)	(10,178)	(18,454)
Payments to acquire intangible assets	-	(60)
Purchase of short-term investments	(8,069)	(14,797)
Purchase of long-term time deposit	(5,836)	-
Proceeds from maturities of short-term investments	11,923	1,827
Investment under equity method	(730)	(3,013)
Loan to a related party	(29,044)	-
Net cash used in investing activities	(39,463)	(30,387)
Cash flows from financing activities:
Proceeds from bank and government loans	59,088	11,541
Repayments of bank and government loans	(34,128)	(5,138)
Repurchases of common stock	-	(454)
Net cash provided by financing activities	24,960	5,949
Effects of exchange rate on cash and cash equivalents	678	(997)
Net increase/(decrease) in cash and cash equivalents	5,381	(31,812)
Cash and cash equivalents at beginning of period	31,092	69,676
Cash and cash equivalents at end of period	$36,473	$37,864

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest	$354	$180
Cash paid for income taxes	4,172	1,253

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Six Months Ended June 30,
	2017	2016
Property, plant and equipment recorded during the period for which there previously were advance payments	$10,310	$7,580
Accounts payable for acquiring property, plant and equipment	709	845
Dividends payable to non-controlling interests	608	464

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2017 and 2016

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

The Company owns the following aggregate net interests in the following Sino-foreign joint ventures, wholly-owned subsidiaries and joint ventures organized in the People's Republic of China, the “PRC,” and Brazil as of June 30, 2017 and December 31, 2016.

	Percentage Interest
Name of Entity	June 30, 2017	December 31, 2016
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd, “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	100.00%	100.00%
Beijing Hainachun Henglong Automotive Steering System Co., Ltd., “Beijing Henglong” [9]	50.00%	50.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [10]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [11]	95.84%	80.00%
Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong” [12]	0.00%	0.00%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [13]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [14]	100.00%	100.00%

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.
5.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.
6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.
7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.
8.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products.
9.	Beijing Henglong was established in 2010 and mainly engages in the design, development and manufacture of both hydraulic and electric power steering systems and parts. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for using the equity accounting method.
10.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.
11.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.
12.	In the second quarter of 2014, the Company acquired a 51.0% ownership interest in Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong”, a special purpose vehicle manufacturer and dealer with automobile repacking qualifications, based in Fujian, China. Fujian Qiaolong mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles. On April 17, 2016, Hubei Henglong entered into a share purchase agreement, the “Share Purchase Agreement”, with Longyan Huanyu Emergency Equipment Technology Co., Ltd., “Longyan Huanyu”. Pursuant to the Share Purchase Agreement, Hubei Henglong transferred its 51% equity interests in Fujian Qiaolong to Longyan Huanyu for total consideration of RMB 20.0 million, equivalent to $3.0 million, in the second quarter of 2016. The Company recognized a gain on disposal of Fujian Qiaolong of $0.7 million, which is included in other income in the consolidated statement of operations and comprehensive income for the year ended December 31, 2016.
13.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.
14.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.

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

The results of operations for the three months and six months ended June 30, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2017.

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

In February 2017, the FASB issued ASU 2017-05: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 is designed to provide guidance on how to recognize gain and losses on sales, including partial sales, of nonfinancial assets to noncustomers. ASU 2017-05 is effective beginning January 1, 2018. Early adoption is permitted but the standard is required to be adopted concurrently with ASU 2014-09. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In May 2017, the FASB issued guidance within ASU 2017-09: Scope of Modification Accounting. The amendments in ASU 2017-09 to Topic 718, Compensation - Stock Compensation, provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following conditions are met: the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments should be applied prospectively to an award modified on or after the adoption date. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 31, 2017. Early adoption is permitted, including adoption in any interim period. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

As of June 30, 2017, the Company had pledged short-term investments of RMB 43.9 million, equivalent to approximately $6.5 million, to secure standby letters of credit under HSBC Bank and China CITIC Bank (Note 13). The use of the pledged short-term investments is restricted.

4.	Accounts and notes receivable, net

The Company’s accounts and notes receivable as of June 30, 2017 and December 31, 2016 are summarized as follows (figures are in thousands of USD):

	June 30, 2017	December 31, 2016
Accounts receivable - unrelated parties	$147,556	$154,403
Notes receivable - unrelated parties (1) (2)	142,572	132,409
Total accounts and notes receivable- unrelated parties	290,128	286,812
Less: allowance for doubtful accounts - unrelated parties	(1,143)	(1,081)
Accounts and notes receivable, net - unrelated parties	288,985	285,731
Accounts and notes receivable, net - related parties	18,459	20,984
Accounts and notes receivable, net	$307,444	$306,715

(1)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

(2)	As of June 30, 2017, the Company collateralized its notes receivable in an amount of RMB 247.5 million, equivalent to approximately $36.5 million, as security for the credit facilities with banks in China and the Chinese government, including RMB 158.5 million, equivalent to approximately $23.4 million, in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou”, for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 13), which is used as security for the non-revolving credit facility in the amount of $23.4 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau”, RMB 10.0 million, equivalent to approximately $1.5 million, as security in favor of the Chinese government for the low interest government loan (See Note 13), and RMB 79.0 million, equivalent to approximately $11.7 million, in favor of China CITIC Bank, Wuhan Branch, “CITIC Wuhan”, for the purpose of obtaining the Henglong Standby Letter of Credit(as defined in Note 13), which was used to obtain the facility of Taishin Bank in the amount of $10.0 million(See Note 13).

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

5.	Advance payments and others

The Company’s advance payments and others as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Advance payments and others - unrelated parties	$8,523	$10,203
Less: allowance for doubtful accounts – unrelated parties	(1,050)	-
Advance payments and others, net – unrelated parties	7,473	10,203
Advance payments and others - related parties (1)	30,558	624
Total advance payments and others	38,031	10,827

(1)	On March 16, 2017, in order to generate higher returns for the Company’s idle cash, one of the Company's subsidiaries, Hubei Henglong, lent RMB 200.0 million (equivalent to $28.8 million) to Henglong Real Estate, one of the Company's related parties, through an independent financial institution by way of an entrusted loan. The term of the loan is one year and the annual interest rate is 6.35%.

(2)	Provision for the doubtful accounts amounted to $1.1 million and nil for the six months ended June 30, 2017 and 2016, respectively.

6.	Inventories

The Company’s inventories as of June 30, 2017 and December 31, 2016 consisted of the following (figures are in thousands of USD):

	June 30, 2017	December 31, 2016
Raw materials	$16,069	$15,007
Work in process	13,299	10,852
Finished goods	36,102	42,191
Total	$65,470	$68,050

Provision for inventories amounted to $2.1 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively.

7.	Other receivables, net

The Company’s other receivables as of June 30, 2017 and December 31, 2016 are summarized as follows (figures are in thousands of USD):

	June 30, 2017	December 31, 2016
Other receivables - unrelated parties (1)	$889	$738
Other receivables - employee housing loans (2)	1,388	1,577
Less: allowance for doubtful accounts - unrelated parties	(65)	(63)
Other receivables, net - unrelated parties	$2,212	$2,252

	June 30, 2017	December 31, 2016
Other receivables - related parties (1)	$565	$559
Less: allowance for doubtful accounts - related parties	(565)	(559)
Other receivables, net - related parties	$-	$-

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.
(2)	On May 28, 2014, the board of directors of the Company approved a loan program under which the Company will lend an aggregate of up to RMB 50.0 million, equivalent to approximately $7.4 million, to the employees of the Company to assist them in purchasing houses. Employees are required to pay interest at an annual rate of 3.8%. These loans are unsecured and the term of the loans is generally five years.

8.	Long-term time deposits

Long-term time deposits are time deposits with maturities of longer than one year. Time deposits with original maturities of longer than one year but due within the next 12 months are included in short-term investments. As of June 30, 2017 and December 31, 2016, short-term investments include $4.8 million and $4.8 million, respectively, of time deposits with original maturities of longer than one year but due within the next 12 months.

As of June 30, 2017 and December 31, 2016, the Company had pledged long-term time deposits of RMB 6.0 million (equivalent to approximately $0.9 million) to secure loans under the credit facility issued by ICBC Brazil. The use of the pledged long-term time deposits is restricted (See Note 13).

9.	Long-term investments

On January 24, 2010, the Company invested $3.1 million to establish a joint venture company, Beijing Henglong, with Hainachuan. The Company owns 50% of the equity in Beijing Henglong and can exercise significant influence over Beijing Henglong’s operating and financial policies. The Company accounted for Beijing Henglong’s operational results using the equity method. As of June 30, 2017 and December 31, 2016, the Company had $4.0 million and $3.8 million, respectively, of net equity in Beijing Henglong.

On September 22, 2014, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Suzhou Venture Fund”, which mainly focuses on investments in emerging automobiles and parts industries. Hubei Henglong has committed to make investments of RMB 50.0 million, equivalent to approximately $7.2 million, in the Suzhou Venture Fund in three installments. As of June 30, 2017, Hubei Henglong has completed a capital contribution of RMB 40.0 million, equivalent to approximately $5.9 million, representing 11.8% of the Suzhou Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over the Suzhou Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of June 30, 2017 and December 31, 2016, the Company had $6.0 million and $5.3 million, respectively, of net equity in the Suzhou Venture Fund.

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $18.0 million, in the Chongqing Venture Fund in three installments. As of June 30, 2017, Hubei Henglong has completed a capital contribution of RMB 48.0 million, equivalent to approximately $7.1 million, representing 23.5% of the Chongqing Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over the Chongqing Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of June 30, 2017 and December 31, 2016, the Company had $6.9 million and $6.8 million, respectively, of net equity in the Chongqing Venture Fund.

In October 2016, Hubei Henglong invested RMB 3.0 million, equivalent to approximately $0.4 million, to establish a joint venture company, Chongqing Jinghua Automotive Intelligent Manufacturing Technology Research Co., Ltd., “Chongqing Jinghua”, with five other parties. The Company owns 30% of the equity in Chongqing Jinghua, and can exercise significant influence over Chongqing Jinghua’s operating and financial policies. The Company accounts for Chongqing Jinghua’s operational results with the equity method. As of June 30, 2017, the Company had $0.3 million of net equity in Chongqing Jinghua.

The Company’s consolidated financial statements reflect the net loss of non-consolidated affiliates of $0.01 million and net income of non-consolidated affiliates of $0.3 million for the six months ended June 30, 2017 and 2016, respectively.

10.	Property, plant and equipment, net

The Company’s property, plant and equipment as of June 30, 2017 and December 31, 2016 are summarized as follows (figures are in thousands of USD):

	June 30, 2017	December 31, 2016
Land use rights and buildings	$48,256	$47,448
Machinery and equipment	144,148	134,361
Electronic equipment	5,438	4,979
Motor vehicles	4,542	4,395
Construction in progress	30,763	24,890
Total amount of property, plant and equipment	233,147	216,073
Less: Accumulated depreciation (1)	(124,501)	(114,595)
Total amount of property, plant and equipment, net (2)(3)	$108,646	$101,478

(1)	As of June 30, 2017 and December 31, 2016, the Company pledged property, plant and equipment with a net book value of approximately $27.0 million and $28.5 million, respectively as security for its comprehensive credit facilities with banks in China.
(2)	Depreciation charges were $3.6 million and $3.5 million for the three months ended June 30, 2017 and 2016, respectively, and $7.7 million and $7.1 million for the six months ended June 30, 2017 and 2016, respectively.
(3)	Interest costs capitalized for the three months ended June 30, 2017 and 2016, were $0.2 million and $0.1 million, respectively, and $0.3 million and $0.2 million were capitalized for the six months ended June 30, 2017 and 2016, respectively.

11.	Intangible assets

The Company’s intangible assets as of June 30, 2017 and December 31, 2016 are summarized as follows (figures are in thousands of USD):

	June 30, 2017	December 31, 2016
Costs:
Patent technology	$2,034	$1,986
Management software license	1,194	1,165
Total intangible assets	3,228	3,151
Less: Amortization (1)	(2,684)	(2,534)
Total intangible assets, net	$544	$617

(1)	Amortization expenses were $0.1 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

12.	Deferred income tax assets

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

The components of estimated deferred income tax assets as of June 30, 2017 and December 31, 2016 are as follows (figures are in thousands of USD):

	June 30, 2017	December 31, 2016

Losses carry forward (U.S.) (1)	$6,188	$6,216
Losses carry forward (Non-U.S.) (1)	2,367	2,887
Product warranties and other reserves	4,646	4,766
Property, plant and equipment	4,453	4,204
Share-based compensation	247	247
Bonus accrual	187	231
Other accruals	1,432	1,551
Deductible temporary difference related to revenue recognition	96	191
Others	1,291	1,206
Total deferred tax assets, net	20,907	21,499
Less: Valuation allowance	(9,014)	(8,912)
Total deferred tax assets, net of valuation allowance (2)	$11,893	$12,587

(1)	The net operating losses carry forward for the U.S. entities for income tax purposes are available to reduce future years' taxable income. These carry forward losses will expire, if not utilized, at various times over the next 20 years. Net operating losses carry forward for China entities can be carried forward for 5 years to offset taxable income. However, as of June 30, 2017, the valuation allowance was $9.0 million, including $6.4 million allowance for the Company’s deferred tax assets in the United States and $2.6 million allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the deferred tax assets in other countries, pursuant to certain tax laws and regulations, management believes such amount will not be used to offset future taxable income.

(2)	Approximately $4.2 million and $4.6 million of net deferred income tax assets as of June 30, 2017 and December 31, 2016, respectively, are included in non-current deferred tax assets in the accompanying condensed unaudited consolidated balance sheets. The remaining $7.7 million and $6.6 million of net deferred income tax assets as of June 30, 2017 and December 31, 2016, respectively, are included in current deferred tax assets.

13.	Bank and government loans

Loans consist of the following as of June 30, 2017 and December 31, 2016 (figures are in thousands of USD):

	June 30, 2017	December 31, 2016
Short-term bank loans (1)	$2,214	$2,162
Short-term bank loans (2) (3) (4) (5)	35,478	35,054
Short-term bank loans (6)	28,211	-
Short-term government loan (7)	1,476	3,604
Bank and government loans	$67,379	$40,820

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year (See Note 10). As of June 30, 2017 and December 31, 2016, the weighted average interest rate was 5.2% and 5.2% per annum, respectively. Interest is to be paid monthly or quarterly on the twentieth day of the applicable month or quarter and the principal repayment is at maturity.

(2)	On May 18, 2012, the Company entered into a credit facility agreement, the “Credit Agreement,” with ICBC Macau to obtain a non-revolving credit facility in the amount of $30.0 million, the “Credit Facility”. The Credit Facility would have expired on November 3, 2012 unless the Company drew down the line of credit in full prior to such expiration date, and the maturity date for the loan drawdown was the earlier of (i) 18 months from the drawdown or (ii) one month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”. The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 2.25% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. The interest is calculated daily based on a 360-day year and it is fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As security for the Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount of not less than $31.6 million if the Credit Facility is fully drawn.

On May 22, 2012, the Company drew down the full amount of $30.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $31.6 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB 207.1 million, equivalent to approximately $32.6 million. The Company also paid an arrangement fee of $0.1 million to ICBC Macau and $0.1 million to ICBC Jingzhou. The original maturity date of the Credit Facility was May 22, 2013 and was extended to May 12, 2017. The interest rate of the Credit Facility under the extended term is three-month LIBOR plus 0.7% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remained unchanged. As of December 31, 2016, the interest rate of the Credit Facility was 1.7% per annum.

On April 20, 2017, the Company entered into a credit facility agreement, the “Credit Agreement,” with ICBC Macau to obtain a non-revolving credit facility in the amount of $20.0 million, the “Credit Facility”. The Credit Facility will expire on May 12, 2018 unless the Company draws down the line of credit in full prior to such expiration date, and the maturity date for the loan drawdown is the earlier of (i) 12 months from the date of drawdown or (ii) one month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”. The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 1.30% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. Interest is calculated daily based on a 360-day year and it is fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As security for the Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount of not less than $23.4 million if the Credit Facility is fully drawn.

On May 5, 2017, the Company drew down the full amount of $20.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $23.4 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB 158.5 million, equivalent to approximately $23.4 million. The Company also paid an arrangement fee of $0.04 million to ICBC Jingzhou. The maturity date of the Credit Facility is May 12, 2018.

(3)	On April 25, 2017, Great Genesis entered into a credit facility agreement, the “Taishin Bank Credit Facility”, with Taishin Bank to obtain a non-revolving credit facility in the amount of $10.0 million. The Taishin Bank Credit Facility will expire on April 25, 2018 and has an annual interest rate of 2.7%. Interest is paid quarterly and the principal repayment is payable at maturity. As security for the Taishin Bank Credit Facility, the Company’s subsidiary Henglong was required to provide Taishin Bank with the Standby Letter of Credit for a total amount of not less than $10.0 million if the Taishin Bank Credit Facility is fully drawn. On April 28, 2017, Great Genesis drew down the full amount of $9.9 million under the Taishin Bank Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $10.0 million in favor of Taishin Bank. Henglong’s Standby Letter of Credit issued by China CITIC Bank Wuchang branch is collateralized by Henglong’s short-term investments of RMB 4.0 million, equivalent to approximately $0.6 million, and notes receivable of RMB 79.0 million, equivalent to approximately $11.7 million.

(4)	On July 16, 2014, Great Genesis entered into a credit facility agreement with HSBC HK to obtain a non-revolving credit facility in the amount of $5.0 million, the “HSBC Credit Facility”. The HSBC Credit Facility expired on July 1, 2015 and had an annual interest rate of 1.7%. Interest was paid on the twentieth day of each month and the principal repayment was at maturity. As security for the HSBC Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide HSBC HK with the Standby Letter of Credit for a total amount of not less than $5.4 million if the HSBC Credit Facility was fully drawn.

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

  On July 7, 2016, HSBC HK agreed to extend the maturity date of the HSBC Credit Facility to July 1, 2017. Hubei Henglong provided a Standby Letter of Credit in an amount of $5.1 million in favor of HSBC HK. The Standby Letter of Credit was issued by HSBC Bank (China) Company Limited Wuhan branch and was collateralized by short-term time deposits of Hubei Henglong of RMB 36.0 million, equivalent to approximately $5.2 million. The interest rate of the HSBC Credit Facility under the extended term was revised as three-month LIBOR plus 0.8% per annum, i.e. 1.95% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remained unchanged.

(5)	On April 1, 2016, Brazil Henglong entered into a credit facility agreement with HSBC Brazil to obtain a credit facility in the amount of $0.1 million, the “HSBC Brazil Credit Facility”. The HSBC Brazil Credit Facility will expire on October 27, 2017. As security for the HSBC Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide HSBC Brazil with the Standby Letter of Credit for a total amount of $0.1 million if the HSBC Brazil Credit Facility is fully drawn.

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

(6)	On September 26, 2016, Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of $25.5 million, the “Henglong CITIC Credit Facility”. The Henglong CITIC Credit Facility will expire on September 26, 2017. As security for the Henglong CITIC Credit Facility, Henglong’s property, plant and equipment were pledged and Hubei Henglong provided a guarantee. On March 3, 2017, Henglong drew down loans amounting to $4.7 million, $4.7 million and $4.4 million, respectively. The loans will mature on February 5, 6 and 7, 2018, respectively. The annual interest rate of the loans is 4.99%. The principal and interest will be paid at maturity.

On September 26, 2016, Hubei Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of $15.0 million, the “Hubei Henglong CITIC Credit Facility”. The Hubei Henglong CITIC Credit Facility will expire on September 26, 2017. Henglong provided a guarantee for the Hubei Henglong CITIC Credit Facility. On March 3, 2017, Hubei Henglong drew down loans amounting to $4.2 million, $ 4.2 million and $5.5 million, respectively. The loans will mature on February 2, 8 and 9, 2018, respectively. The annual interest rate of the loans is 5.0%. The principal and interest will be paid at maturity.

(7)	On April 21, 2017, the Company received an interest-free Chinese government loan of RMB 10.0 million, equivalent to approximately $1.5 million, which will mature on December 8, 2017. Jiulong pledged RMB 10.0 million, equivalent to approximately $1.5 million, of notes receivable as security for the Chinese government loan (See Note 4).

14.	Accounts and notes payable

The Company’s accounts and notes payable as of June 30, 2017 and December 31, 2016 are summarized as follows (figures are in thousands of USD):

	June 30, 2017	December 31, 2016
Accounts payable - unrelated parties	$134,325	$138,053
Notes payable - unrelated parties (1)	87,046	78,940
Accounts and notes payable - unrelated parties	221,371	216,993
Accounts payable - related parties	4,814	6,803
Balance at end of period	$226,185	$223,796

(1)	Notes payable represent accounts payable in the form of notes issued by the Company. The notes are endorsed by banks to ensure that noteholders will be paid after maturity. The Company has pledged cash deposits, short-term investments, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

15.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of June 30, 2017 and December 31, 2016 are summarized as follows (figures are in thousands of USD):

	June 30, 2017	December 31, 2016
Accrued expenses	$7,520	$8,605
Accrued interest	577	88
Dividends payable to holders of non-controlling interests(3)	608	-
Other payables	1,995	964
Warranty reserves (1) (2)	23,898	26,225
Total	$34,598	$35,882

(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

(2)	In January 2017, the Company initiated two recalls related to the Company’s products. The Company has accrued anticipated costs for handling the recalls amounting to $5.0 million in warranty reserves for the year ended December 31, 2016.

(3)	In accordance with the resolution of the Board of Directors of Shenyang, in the second quarter of 2017, Shenyang declared a dividend amounting to $2.0 million to its shareholders, of which $0.6 million was payable to the holders of the non-controlling interests. As of June 30, 2017, the dividends have not been paid.

For the three months ended June 30, 2017 and 2016, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended June 30,
	2017	2016
Balance at beginning of the period	$25,738	$23,187
Additions during the period	3,680	1,945
Settlement within period, by cash or actual materials	(5,189)	(4,505)
Foreign currency translation (gain)/loss	(331)	611
Balance at end of the period	$23,898	$21,238

For the six months ended June 30, 2017 and 2016, and for the year ended December 31, 2016, the warranties activities were as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2017	2016	2016
Balance at beginning of the period	$26,225	$23,059	$23,059
Additions during the period	6,756	3,740	16,522
Settlement within period, by cash or actual materials	(8,608)	(6,056)	(11,781)
Foreign currency translation loss	(475)	495	(1,575)
Balance at end of the period	$23,898	$21,238	$26,225

16.	Taxes payable

The Company’s taxes payable as of June 30, 2017 and December 31, 2016 are summarized as follows (figures are in thousands of USD):

	June 30, 2017	December 31, 2016
Value-added tax payable	$3,541	$7,662
Income tax payable	1,428	3,390
Other tax payable	428	622
Total	$5,397	$11,674

17.	Advances payable

As of June 30, 2017 and December 31, 2016, advances payable by the Company were $0.7 million and $0.7 million, respectively.

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

The Company’s positions in respect of the amounts of additional paid-in capital for the six months ended June 30, 2017 and 2016, and the year ended December 31, 2016 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2017	2016	2016
Balance at beginning of the period	$64,764	$64,627	$64,627
Acquisition of the non-controlling interest in Brazil Henglong(1)	(458)	-	-
Share-based compensation(2)	-	-	137
Balance at end of the period	$64,306	$64,627	$64,764

(1)	In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

(2)	On December 2, 2016, the Company granted 22,500 stock options to the Company’s independent directors, with the exercise price equal to the closing price of the Company’s common stock traded on NASDAQ on the date of grant. The fair value of the stock options was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instruments. The dividend yield assumption is based on historical patterns and future expectations for the Company’s dividends.

Assumptions used to estimate the fair value of the stock options on the grant dates are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield

December 2, 2016	134.8%	1.84%	5	0.00%

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

The Company’s activities in respect of the amounts of appropriated retained earnings for the six months ended June 30, 2017 and 2016, and the year ended December 31, 2016 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2017	2016	2016
Balance at beginning of the period	$10,549	$10,379	$10,379
Appropriation of retained earnings	124	142	170
Balance at end of the period	$10,673	$10,521	$10,549

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the six months ended June 30, 2017 and 2016, and the year ended December 31, 2016 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2017	2016	2016
Balance at beginning of the period	$228,963	$206,622	$206,622
Net income attributable to parent company	14,635	11,073	22,511
Appropriation of retained earnings	(124)	(142)	(170)
Balance at end of the period	$243,474	$217,553	$228,963

20.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of the accumulated other comprehensive income for the six months ended June 30, 2017 and 2016, and the year ended December 31, 2016 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2017	2016	2016
Balance at beginning of the period	$(892)	$18,412	$18,412
Other comprehensive income related to the non-controlling interests acquired by the Company	(67)
Foreign currency translation adjustment attributable to parent company	7,194	(6,060)	(19,304)
Balance at end of the period	$6,235	$12,352	$(892)

21.	Treasury stock

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

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the six months ended June 30, 2017 and 2016, and the year ended December 31, 2016 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2017	2016	2016
Balance at beginning of the period	$5,412	$8,252	$8,252
Income/(loss) attributable to non-controlling interests	184	(13)	466
Dividends declared to the non-controlling interest holders of joint-venture companies (See Note 15)	(608)	(464)	(464)
Acquisition of the non-controlling interest in Brazil Henglong(1)	458	-	-
Other comprehensive income related to the non-controlling interests acquired by the Company	67
Non-controlling interests change due to the disposal of Fujian Qiaolong	-	(2,150)	(2,150)
Foreign currency translation adjustment attributable to non-controlling interests	249	(236)	(692)
Balance at end of the period	$5,762	$5,389	$5,412

23.	Gain on other sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, and scraps. For the six months ended June 30, 2017, gain on other sales amounted to $5.3 million as compared to $2.0 million for the six months ended June 30, 2016, representing an increase of $3.3 million.  During the second quarter of 2017, the Company disposed of a building located in Jingzhou and recognized a gain of $2.2 million.

24.	Financial income, net

During the six months ended June 30, 2017 and 2016, the Company recorded financial income, net which is summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,
	2017	2016

Interest income	$(1,481)	$(1,342)
Foreign exchange loss/(gain), net	242	548
Gain of cash discount, net	-	(3)
Bank fees	357	327
Total financial income, net	$(882)	$(470)

25.	Income tax rate

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

According to PRC tax regulation, the Company should withhold income taxes for the profits distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profits that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. As of June 30, 2017, the Company has recognized deferred tax liabilities of $0.2 million for the remaining undistributed profits to Genesis of $4.09 million. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries permanently. As of June 30, 2017 and December 31, 2016, the Company still had undistributed earnings of approximately $259.2 million and $239.8million, respectively, from investment in the PRC subsidiaries that are considered permanently reinvested. Had the undistributed earnings been distributed to Genesis and not permanently reinvested, the tax provision as of June 30, 2017 and December 31, 2016 of approximately $13.0 million and $12.0 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

In 2014, Jiulong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% from 2014 to 2016. The Company estimated the applied tax rate in 2017 to be 15% as it is probable to pass the re-assessment in 2017 and continue to qualify as “High & New Technology Enterprise”.

In 2014, Henglong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% from 2014 to 2016. The Company estimated the applied tax rate in 2017 to be 15% as it is probable to pass the re-assessment in 2017 and continue to qualify as “High & New Technology Enterprise”.

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

In 2012, Wuhu was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2013 and 2014. In 2015, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2015 and 2016. The Company estimated the applied tax rate in 2017 to be 15% as it is probable to pass the re-assessment in 2017 and continue to qualify as “High & New Technology Enterprise”.

In 2013, Jielong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2013, 2014 and 2015. In 2016, the Company passed the re-assessment of the government based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate from 2016 to 2018.

In 2011, Hubei Henglong was awarded the title of “High & New Technology Enterprise”. Based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% for 2013. The Company has passed the re-assessment in 2014 and continues to qualify as a “High & New Technology Enterprise”. Accordingly, it continues to be taxed at the 15% tax rate in 2014, 2015 and 2016. The Company estimated the applied tax rate in 2017 to be 15% as it is probable to pass the re-assessment in 2017 and continue to qualify as “High & New Technology Enterprise”.

According to the New CIT, USAI, Wuhan Chuguanjie, Shanghai Henglong and Testing Center are subject to income tax at a rate of 25% in 2016 and 2017.

Chongqing Henglong was established in 2012. According to the New CIT, Chongqing Henglong is subject to income tax at a uniform rate of 25%. No provision for Chongqing Henglong is made as it had no assessable income for the six months ended June 30, 2017 and 2016.

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million, equivalent to approximately BRL 0.24 million. The Company had no assessable income in Brazil for the six months ended June 30, 2017 and 2016.

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the six months ended June 30, 2017 and 2016.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made for CAAS and HLUSA as a whole, as the Company had no assessable income in the United States for the six months ended June 30, 2017 and 2016.

The Company’s effective tax rate was 19.6% and 18.5% for the three months and six months ended June 30, 2017, respectively, compared with 18.4% and 17.2% for the three months and six months ended June 30, 2016, respectively.

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

The calculation of basic and diluted income per share attributable to the parent company for the three months ended June 30, 2017 and 2016, was (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended June 30,
	2017	2016
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$8,921	$5,364
Denominator:
Weighted average shares outstanding	31,644,004	32,085,822
Dilutive effects of stock options	5,318	1,812
Denominator for dilutive income per share – Diluted	31,649,322	32,087,634

Net income per share attributable to parent company’s common shareholders – Basic	$0.28	$0.17
Net income per share attributable to parent company’s common shareholders – Diluted	$0.28	$0.17

The calculation of basic and diluted income per share attributable to the parent company for the six months ended June 30, 2017 and 2016, was (figures are in thousands of USD, except share and per share amounts):

	Six Months Ended June 30,
	2017	2016
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$14,635	$11,073
Denominator:
Weighted average shares outstanding	31,644,004	32,103,420
Dilutive effects of stock options	5,611	2,191
Denominator for dilutive income per share – Diluted	31,649,615	32,105,611

Net income per share attributable to parent company’s common shareholders – Basic	$0.46	$0.34
Net income per share attributable to parent company’s common shareholders – Diluted	$0.46	$0.34

As of June 30, 2017 and 2016, the exercise prices for 82,500 shares and 82,500 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the six months ended June 30, 2017 and 2016, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

During the six months ended June 30, 2017, the Company’s ten largest customers accounted for 56.7% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales i.e., 13.2%. As of June 30, 2017, approximately 4.3% of accounts receivable were from trade transactions with the aforementioned customer and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

During the six months ended June 30, 2016, the Company’s ten largest customers accounted for 69.4% of its consolidated net product sales, with two customers individually accounting for more than 10% of consolidated net sales, i.e., 12.9% and 10.1%. As of June 30, 2016, approximately 3.3% and 2.7% of accounts receivable were from trade transactions with the aforementioned two customers and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

28.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended June 30,
	2017	2016
Merchandise sold to related parties	$8,583	$10,054
Rental income obtained from related parties	32	38
Materials and others sold to related parties	510	457
Total	$9,125	$10,549

	Six Months Ended June 30,
	2017	2016
Merchandise sold to related parties	$18,120	$18,639
Rental income obtained from related parties	46	69
Materials and others sold to related parties	811	680
Total	$18,977	$19,388

Related purchases

	Three Months Ended June 30,
	2017	2016
Materials purchased from related parties	$6,283	$6,168
Technology purchased from related parties	-	227
Equipment purchased from related parties	1,412	1,015
Others purchased from related parties	93	110
Total	$7,788	$7,520

	Six Months Ended June 30,
	2017	2016
Materials purchased from related parties	$13,645	$13,043
Technology purchased from related parties	-	227
Equipment purchased from related parties	4,424	3,530
Others purchased from related parties	216	375
Total	$18,285	$17,175

Loan transaction to a related party

	Six Months Ended June 30,
	2017	2016
Related party loan	$29,182	$-

Related receivables

	June 30, 2017	December 31, 2016
Accounts and notes receivable from related parties	$18,459	$20,984

Related advances and loan balance

	June 30, 2017	December 31, 2016
Advance payments for property, plant and equipment to related parties	$3,361	$5,005
Advance payments and others to related parties	30,558	624
Total	$33,919	$5,629

Related payables

	June 30, 2017	December 31, 2016
Accounts and notes payable	$4,814	$6,803

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

As of August 10, 2017, Hanlin Chen, the Company’s Chairman, owns 56.4% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of June 30, 2017 (figures are in thousands of USD):

	Payment obligations by period
	2017 (1)	2018	2019	2020	Thereafter	Total
Obligations for investment contracts (1)(2)	6,790	$5,314	$-	$-	$-	$12,104
Obligations for purchasing and service agreements	14,816	7,737	602	-	-	23,155
Total	$21,606	$13,051	$602	$-	$-	$35,259

(1)	On September 22, 2014, Hubei Henglong entered into an agreement with other parties to establish the Suzhou Venture Fund, under which Hubei Henglong has committed to make investments of RMB 50.0 million, equivalent to approximately $7.6 million, into the Suzhou Venture Fund in three installments. As of June 30, 2017, Hubei Henglong has completed a capital contribution of RMB 40.0 million, equivalent to approximately $5.9 million, representing 11.8% of the Suzhou Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB 10.0 million, equivalent to approximately $1.5 million, will be paid upon capital calls received from the Suzhou Venture Fund.

(2)	In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $18.0 million, in the Chongqing Venture Fund in three installments. As of June 30, 2017, Hubei Henglong has completed a capital contribution of RMB 48.0 million, equivalent to approximately $7.1 million, representing 23.5% of the Chongqing Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB 72.0 million, equivalent to approximately $10.6 million, will be paid upon capital calls received from the Chongqing Venture Fund.

30.	Off-balance sheet arrangements

As of June 30, 2017 and December 31, 2016, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of June 30, 2017, the Company had 11 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other six sectors were engaged in the production and sale of sensor modular (USAI), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), and manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie). Since the revenues, net income and net assets of these six sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the condensed unaudited consolidated financial statements, the Company incorporated these six sectors into “Other Sectors.”

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

The Company’s product sector information for the three months and six months ended June 30, 2017 and 2016, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income (Loss)
	Three Months Ended		Three Months Ended
	June 30		June 30
	2017	2016	2017	2016
Henglong	$64,478	$62,517	$2,295	$3,903
Jiulong	27,161	20,449	2,186	1,110
Shenyang	10,665	9,438	323	485
Wuhu	5,644	5,429	167	147
Hubei Henglong	23,896	14,525	2,249	1,581
Other Sectors	13,150	6,814	(43)	(23)
Total Segments	144,994	119,172	7,177	7, 203
Corporate	-	-	3,211	(1,684)
Eliminations	(27,334)	(18,155)	(1,507)	(4)
Total	$117,660	$101,017	$8,881	$5,515

	Net Product Sales		Net Income (Loss)
	Six Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Henglong	$135,312	$138,411	$5,614	$9,618
Jiulong	49,447	37,189	3,576	1,136
Shenyang	18,669	16,659	785	538
Wuhu	11,752	10,808	97	75
Hubei Henglong	42,029	28,902	2,487	1,551
Other Sectors	25,861	17,969	599	430
Total Segments	283,070	249,938	13,158	13,348
Corporate	-	-	3,043	(2,125)
Eliminations	(46,102)	(32,067)	(1,382)	(163)
Total	$236,968	$217,871	$14,819	$11,060

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Recent Accounting Pronouncements

Please see Note 2 to the consolidated financial statements under Item 1 of Part I of this Report.

Results of Operations

Results of Operations—Three Months Ended June 30, 2017 and 2016

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2017	2016	Change		2017	2016	Change
Henglong	$64,478	$62,517	1,961	3.1%	$55,668	$53,689	$1,979	3.7%
Jiulong	27,161	20,449	6,712	32.8	23,129	17,579	5,550	31.6
Shenyang	10,665	9,438	1,227	13.0	9,652	8,221	1,431	17.4
Wuhu	5,644	5,429	215	4.0	5,279	4,904	375	7.6
Hubei Henglong	23,896	14,525	9,371	64.5	16,035	11,033	5,002	45.3
Other Sectors	13,150	6,814	6,336	93.0	11,062	5,594	5,468	97.7
Total Segments	144,994	119,172	25,822	21.7	120,825	101,020	19,805	19.6
Elimination	(27,334)	(18,155)	(9,179)	50.6	(27,226)	(18,151)	(9,075)	50.0
Total	$117,660	$101,017	$16,643	16.5%	$93,599	$82,869	$10,730	12.9%

Net Product Sales

Net product sales were $117.7 million for the three months ended June 30, 2017, compared to $101.0 million for the same period in 2016, representing an increase of $16.7 million, or 16.5%.

The Company’s net product sales were affected by the change in the product mix. Net sales of traditional steering products were $91.1 million for the three months ended June 30, 2017, compared to $73.0 million for the same period in 2016, representing an increase of $18.1 million, or 24.8%. Net sales of EPS were $26.6 million for the three months ended June 30, 2017, compared to $28.0 million for the same period in 2016, representing a decrease of $1.4 million, or 5.0%. As a percentage of net sales, sales of EPS were 22.6 % for the three months ended June 30, 2017, compared to 29.0% for the same period in 2016. The increase in net product sales was mainly due to increased sales and the changes in the product mix in the three months ended June 30, 2017.

The depreciation of China’s currency, the RMB, against the U.S. dollar in the second quarter of 2017 as compared to the second quarter of 2016 had a negative impact on net sales as more than 80% of the Company’s business is conducted in China.

In summary, the Company had an increase in sales volume leading to a sales increase of $36.9 million, a decrease in average selling price of steering gears leading to a sales decrease of $13.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales decrease of $7.0 million.

Further analysis by segment (before elimination) is as follows:

•	Net product sales for Henglong were $64.5 million for the three months ended June 30, 2017, compared with $62.5 million for the three months ended June 30, 2016, representing an increase of $2.0 million, or 3.2%. An increase in sales volume led to a sales increase of $12.4 million, a decrease in average selling price led to a sales decrease of $7.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $3.1 million.

•	Net product sales for Jiulong were $27.2 million for the three months ended June 30, 2017, compared with $20.4 million for the three months ended June 30, 2016, representing an increase of $6.8 million, or 33.3%. Jiulong is gradually shifting its strategy from focusing on sales volume to focusing on high gross margin products and developing new markets such as exports. An increase in sales volume led to a sales increase of $10.1 million, a decrease in average selling price led to a sales decrease of $2.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.2 million.

•	Net product sales for Shenyang were $10.7 million for the three months ended June 30, 2017, compared to $9.4 million for the same period in 2016, representing an increase of $1.3 million, or 13.8%. Shenyang’s products are mainly sold to Shenyang Brilliance Jinbei Co., Ltd., “Brilliance Jinbei”, one of China’s largest commercial car manufacturers. The sales of Shenyang are mainly impacted by the demand of Brilliance Jinbei. An increase in sales volumes led to a sales increase of $1.8 million, a decrease in average selling price led to a sales decrease of $0.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.4 million.

•	Net product sales for Wuhu were $5.6 million for the three months ended June 30, 2017, compared to $5.4 million for the same period in 2016, representing an increase of $0.2 million, or 3.7%. An increase in sales volumes led to a sales increase of $1.2 million, a decrease in average selling price led to a sales decrease of $0.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.3 million.

•	Net product sales for Hubei Henglong were $23.9 million for the three months ended June 30, 2017, compared to $14.5 million for the same period in 2016, representing an increase of $9.4 million, or 64.8%. Hubei Henglong’s products are mainly sold to Chrysler and Ford. The significant increase in the sales of Hubei Henglong was mainly due to the new products developed for Chrysler and Ford that began mass production at the end of 2016. An increase in sales volumes led to a sales increase of $12.2 million, a decrease in average selling price led to a sales decrease of $1.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.1 million.

•	Net product sales for Other Sectors were $13.2 million for the three months ended June 30, 2017, compared to $6.8 million for the same period in 2016, representing an increase of $6.4 million, or 94.0%, primarily due to an increase in the sales volume of Jielong, which manufactures automobile steering columns for both HPS and EPS.

Cost of Products Sold

For the three months ended June 30, 2017, the cost of products sold was $93.6 million, compared to $82.9 million for the same period of 2016, representing an increase of $10.7 million, or 12.9%. The increase in the cost of products sold was mainly due to the net effect of a net increase in sales volumes which led to a cost of products sold increase of $28.7 million, a decrease in unit cost which led to a cost of products sold decrease of $12.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which led to a cost of products sold decrease of $5.8 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $55.7 million for the three months ended June 30, 2017, compared to $53.7 million for the same period of 2016, representing an increase of $2.0 million, or 3.7%. An increase in sales volumes led to a cost of products sold increase of $9.2 million, a decrease in unit cost led to a cost of products sold decrease of $4.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $2.6 million.

•	Cost of products sold for Jiulong was $23.1 million for the three months ended June 30, 2017, compared to $17.6 million for the same period of 2016, representing an increase of $5.5 million, or 31.3%. An increase in sales volumes led to a cost of products sold increase of $9.3 million, a decrease in unit cost led to a cost of products sold decrease of $2.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $1.5 million.

•	Cost of products sold for Shenyang was $9.7 million for the three months ended June 30, 2017, compared to $8.2 million for the same period of 2016, representing an increase of $1.5 million, or 18.3%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $1.8 million, an increase in unit cost, which led to a cost of products sold increase of $0.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a cost of products sold decrease of $0.4 million.

•	Cost of products sold for Wuhu was $5.3 million for the three months ended June 30, 2017, compared to $4.9 million for the same period of 2016, representing an increase of $0.4 million, or 8.2%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $1.1 million, a decrease in unit cost, which led to a cost of products sold decrease of $0.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a cost of products sold decrease of $0.2 million.

•	Cost of products sold for Hubei Henglong was $16.0 million for the three months ended June 30, 2017, compared to $11.0 million for the same period of 2016, representing an increase of $5.0 million, or 45.5%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $9.3 million, a decrease in unit cost, which led to a cost of products sold decrease of $3.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a cost of products sold decrease of $0.7 million.

•	Cost of products sold for Other Sectors was $11.1 million for the three months ended June 30, 2017, compared to $5.6 million for the same period of 2016, representing an increase of $5.5 million, or 97.8%, primarily due to the increase in sales volumes of Jielong.

Gross margin was 20.4% for the three months ended June 30, 2017, compared to 18.0% for the same period of 2016, representing an increase of 2.4%, mainly due to increased sales and the changes in the product mix for the three months ended June 30, 2017.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights, and scraps. For the three months ended June 30, 2017, gain on other sales amounted to $4.6 million, as compared to $1.2 million for the three months ended June 30, 2016, representing an increase of $3.4 million. The increase was mainly due to the gain on disposal of a building of $2.2 million and increased sales volume of materials.

Selling Expenses

Selling expenses were $4.6 million for the three months ended June 30, 2017, as compared to $4.1 million for the same period of 2016, representing an increase of $0.5 million, or 12.2%, which was mainly due to the increased logistics fees related to the increase in revenue.

General and Administrative Expenses

General and administrative expenses were $5.3 million for the three months ended June 30, 2017, as compared to $3.9 million for the same period of 2016, representing an increase of $1.4 million, or 35.9%, which was mainly due to the allowance for doubtful accounts of $1.1 million and higher payroll expenses.

Research and Development Expenses

Research and development expenses were $7.7 million for the three months ended June 30, 2017, as compared to $6.0 million for the three months ended June 30, 2016, representing an increase of $1.7 million, or 28.3%, which was mainly due to increased expenditures on R&D activities for EPS products. The Company’s research and development expenses were mainly used for the development and trial production of EPS and other new products. The Company’s research and development expenditures have continued to be significant in the past several years.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. In the past several years, the Company has continued to purchase advanced manufacturing equipment for newly developed products, hiring senior technicians and actively seeking external technical support.

Income from Operations

Income from operations was $11.1 million for the three months ended June 30, 2017, compared to $5.3 million for the three months ended June 30, 2016, representing an increase of $5.8 million, including an increase of $5.9 million in gross profit, an increase of $3.4 million in gain on other sales and an increase of $3.5 million in operating expenses.

Other Income, Net

Other income, net was $0.2 million for the three months ended June 30, 2017, compared to other income, net of $1.2 million for the three months ended June 30, 2016, representing a decrease of $1.0 million, or 83.3%, primarily as a result of the gain on disposal of a subsidiary amounting to $0.7 million in 2016, whereas there was no such gain in the current quarter.

Interest Expense

Interest expense was $0.6 million for the three months ended June 30, 2017, compared to interest expense of $0.1 million for the three months ended June 30, 2016, representing an increase of $0.5 million, or 500%, primarily due to the new bank loans borrowed in the first quarter of 2017.

Financial Income, Net

Financial income, net, was $0.6 million for the three months ended June 30, 2017, compared to financial income of $0.1 million for the three months ended June 30, 2016, representing an increase of $0.5 million, or 500%, which was mainly due to the interest income of $0.4 million generated from the loan to Henglong Real Estate, one of the Company’s related parties (See Note 5).

Income Before Income Tax Expenses and Equity in Earnings of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $11.1 million for the three months ended June 30, 2017, compared to $6.5 million for the three months ended June 30, 2016, representing an increase of $4.6 million, or 70.8%, which was mainly due to an increase in operating income of $5.8 million and a decrease in other income of $1.0 million.

Income Taxes

Income tax expense was $2.2 million for the three months ended June 30, 2017, compared to $1.2 million of income tax expense for the three months ended June 30, 2016, representing an increase of $1.0 million, or 83.3%. The income before income tax increased to $11.1 million for the three months ended June 30, 2017 from $6.5 million for the same period in 2016 and the effective tax rate increased to 19.6% from 18.4% for the same period in 2016.

Net Income

Net income was $8.9 million for the three months ended June 30, 2017, compared to net income of $5.5 million for the three months ended June 30, 2016, representing an increase of $3.4 million, or 61.8%, which was mainly due to an increase in income before income tax expenses and equity in earnings of affiliated companies of $4.6 million, an increase in income tax of $1.0 million and a decrease in equity in earnings of affiliated companies of $0.2 million.

Net (Loss)/Income Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests amounted to $0.1 million for the three months ended June 30, 2017, while net income attributable to non-controlling interests amounted to $0.2 million for the three months ended June 30, 2016.

The Company owns equity interests in nine non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong and Chongqing Jinghua, which are accounted for under the equity method, all of the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of June 30, 2017 and 2016.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $8.9 million for the three months ended June 30, 2017, compared to net income attributable to parent company’s common shareholders of $5.4 million for the three months ended June 30, 2016, representing an increase of $3.5 million, which was mainly due to an increase in net income of $3.4 million and an increase in net loss attributable to non-controlling interests of $0.3 million.

Results of Operations—Six Months Ended June 30, 2017 and 2016

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2017	2016	Change		2017	2016	Change
Henglong	$135,312	$138,411	(3,099)	-2.2%	$117,133	$117,805	$(672)	-0.6%
Jiulong	49,447	37,189	12,258	33.0	42,227	32,649	9,578	29.3
Shenyang	18,669	16,659	2,010	12.1	16,358	14,640	1,718	11.7
Wuhu	11,752	10,808	944	8.7	10,965	9,763	1,202	12.3
Hubei Henglong	42,030	28,902	13,128	45.4	28,903	21,148	7,755	36.7
Other Sectors	25,860	17,969	7,891	43.9	21,809	14,610	7,199	49.3
Total Segments	283,070	249,938	33,132	13.3	237,395	210,615	26,780	12.7
Elimination	(46,102)	(32,067)	(14,035)	43.8	(46,117)	(31,904)	(14,213)	44.5
Total	$236,968	$217,871	$19,097	8.8%	$191,278	$178,711	$12,567	7.0%

Net Product Sales

Net product sales were $237.0 million for the six months ended June 30, 2017, compared to $217.9 million for the same period in 2016, representing an increase of $19.1 million, or 8.8%.

The Company’s net product sales were affected by the change in the product mix. Net sales of traditional steering products were $177.6 million for the six months ended June 30, 2017, compared to $157.7 million for the same period in 2016, representing an increase of $19.9 million, or 12.6%. Net sales of EPS were $59.4 million for the six months ended June 30, 2017, compared to $60.2 million for the same period in 2016, representing an increase of $0.8 million, or 1.3%. As a percentage of net sales, sales of EPS were 22.6 % for the six months ended June 30, 2017, compared to 27.6% for the same period in 2016. The increase in net product sales was mainly due to increased sales and the changes in the product mix for the six months ended June 30, 2017.

The depreciation of China’s currency, the RMB, against the U.S. dollar in the first six months of 2017 as compared to the first six months of 2016 had a negative impact on net sales as more than 80% of the Company’s business is conducted in China.

In summary, the Company had an increase in sales volume leading to a sales increase of $52.8 million, a decrease in average selling price of steering gears leading to a sales decrease of $19.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a sales decrease of $13.8 million.

Further analysis by segment (before elimination) is as follows:

•	Net product sales for Henglong were $135.3 million for the six months ended June 30, 2017, compared with $138.4 million for the six months ended June 30, 2016, representing a decrease of $3.1 million, or 2.6%. An increase in sales volume led to a sales increase of $23.8 million, a decrease in average selling price led to a sales decrease of $19.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $7.1 million.

•	Net product sales for Jiulong were $49.4 million for the six months ended June 30, 2017, compared with $37.2 million for the six months ended June 30, 2016, representing an increase of $12.2 million, or 32.8%. Jiulong is gradually shifting its strategy from focusing on sales volume to focusing on high gross margin products and developing new markets such as exports. An increase in sales volume led to a sales increase of $11.4 million, an increase in average selling price led to a sales increase of $3.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $2.3 million.

•	Net product sales for Shenyang were $18.7 million for the six months ended June 30, 2017, compared to $16.7 million for the same period in 2016, representing an increase of $2.0 million, or 12.0%. Shenyang’s products are mainly sold to Shenyang Brilliance Jinbei Co., Ltd., “Brilliance Jinbei”, one of China’s largest commercial car manufacturers. The sales of Shenyang are mainly impacted by the demand of Brilliance Jinbei. An increase in sales volumes led to a sales increase of $4.0 million, a decrease in average selling price led to a sales decrease of $1.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.9 million.

•	Net product sales for Wuhu were $11.8 million for the six months ended June 30, 2017, compared to $10.8 million for the same period in 2016, representing an increase of $1.0 million, or 9.3%. An increase in sales volumes led to a sales increase of $2.2 million, a decrease in average selling price led to a sales decrease of $0.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.5 million.

•	Net product sales for Hubei Henglong were $42.0 million for the six months ended June 30, 2017, compared to $28.9 million for the same period in 2016, representing an increase of $13.1 million, or 45.3%. Hubei Henglong’s products are mainly sold to Chrysler and Ford. The significant increase in the sales of Hubei Henglong was mainly due to the new products developed for Chrysler and Ford that began mass production at the end of 2016. An increase in sales volumes led to a sales increase of $17.4 million, a decrease in average selling price led to a sales decrease of $2.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $2.0 million.

•	Net product sales for Other Sectors were $25.9 million for the six months ended June 30, 2017, compared to $18.0 million for the same period in 2016, representing an increase of $7.9 million, or 43.9%, primarily due to an increase in the sales of Jielong, which manufactures automobile steering columns for both HPS and EPS.

Cost of Products Sold

For the six months ended June 30, 2017, the cost of products sold was $191.3 million, compared to $178.7 million for the same period of 2016, representing an increase of $12.6 million, or 7.1%. The increase in the cost of products sold was mainly due to the net effect of a net increase in sales volumes which led to a cost of products sold increase of $41.1 million, a decrease in unit cost which led to a cost of products sold decrease of $17.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which led to a cost of products sold decrease of $11.4 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $117.1 million for the six months ended June 30, 2017, compared to $117.8 million for the same period of 2016, representing a decrease of $0.7 million, or 0.6%. An increase in sales volumes led to a cost of products sold increase of $19.4 million, a decrease in unit cost led to a cost of products sold decrease of $14.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $6.0 million.

•	Cost of products sold for Jiulong was $42.2 million for the six months ended June 30, 2017, compared to $32.6 million for the same period of 2016, representing an increase of $9.6 million, or 29.3%. An increase in sales volume led to a cost of products sold increase of $10.0 million, an increase in unit cost led to a cost of products sold increase of $1.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $2.1 million.

•	Cost of products sold for Shenyang was $16.4 million for the six months ended June 30, 2017, compared to $14.6 million for the same period of 2016, representing an increase of $1.8 million, or 12.3%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $3.9 million, a decrease in unit cost, which led to a cost of products sold decrease of $1.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a cost of products sold decrease of $0.8 million.

•	Cost of products sold for Wuhu was $11.0 million for the six months ended June 30, 2017, compared to $9.8 million for the same period of 2016, representing an increase of $1.2 million, or 12.3%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $2.1 million, a decrease in unit cost, which led to a cost of products sold decrease of $0.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a cost of products sold decrease of $0.6 million.

•	Cost of products sold for Hubei Henglong was $28.9 million for the six months ended June 30, 2017, compared to $21.1 million for the same period of 2016, representing an increase of $7.8 million, or 37.0%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $12.9 million, a decrease in unit cost, which led to a cost of products sold decrease of $4.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a cost of products sold decrease of $1.1 million.

•	Cost of products sold for Other Sectors was $21.8 million for the six months ended June 30, 2017, compared to $14.6 million for the same period of 2016, representing an increase of $7.2 million, or 49.3%, primarily due to the increase in sales volumes of Jielong.

Gross margin was 19.3% for the six months ended June 30, 2017, compared to 18.0% for the same period of 2016, representing an increase of 1.3%, mainly due to increased sales and the changes in the product mix in the six months ended June 30, 2017.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights, and scraps. For the six months ended June 30, 2017, gain on other sales amounted to $5.3 million, as compared to $2.0 million for the six months ended June 30, 2016, representing an increase of $3.3 million, or 165.0%. The increase was mainly due to the gain on disposal of a building of $2.2 million and increased sales volume of materials.

Selling Expenses

Selling expenses were $8.6 million for the six months ended June 30, 2017, as compared to $8.4 million for the same period of 2016, representing an increase of $0.2 million, or 0.2%, which was mainly due to the increased logistics fees related to the increase in revenue.

General and Administrative Expenses

General and administrative expenses were $9.6 million for the six months ended June 30, 2017, as compared to $8.3 million for the same period of 2016, representing an increase of $1.3 million, or 15.7%, which was mainly due to the allowance for doubtful accounts of $1.1 million and higher payroll expenses.

Research and Development Expenses

Research and development expenses were $14.5 million for the six months ended June 30, 2017, as compared to $12.1 million for the six months ended June 30, 2016, representing an increase of $2.4 million, or 19.8%, which was mainly due to increased expenditures on R&D activities for EPS products. The Company’s research and development expenses were mainly used for the development and trial production of EPS and other new products. The Company’s research and development expenditures have continued to be significant in the past several years.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. In the past several years, the Company has continued to purchase advanced manufacturing equipment for newly developed products, hiring senior technicians and actively seeking external technical support.

Income from Operations

Income from operations was $18.3 million for the six months ended June 30, 2017, compared to $12.3 million for the six months ended June 30, 2016, representing an increase of $6.0 million, or 48.8%, including an increase of $6.5 million in gross profit, an increase of $3.4 million in gain on other sales and an increase of $3.9 million in operating expenses.

Other (Expense)/ Income, Net

Other expense, net was $0.1 million for the six months ended June 30, 2017, compared to other income, net of $0.6 million for the six months ended June 30, 2016, representing a decrease of $0.7 million, primarily as a result of the gain on disposal of a subsidiary amounting to $0.7 million in 2016 whereas there was no such gain in the current period.

Interest Expense

Interest expense was $0.9 million for the six months ended June 30, 2017, compared to interest expense of $0.3 million for the six months ended June 30, 2016, representing an increase of $0.6 million, primarily due to the new bank loans borrowed in the first quarter of 2017.

Financial Income, Net

Financial income, net, was $0.9 million for the six months ended June 30, 2017, compared to financial income, net of $0.5 million for the six months ended June 30, 2016, representing an increase of $0.4 million, or 80.0%, which was mainly due to the interest income of $0.5 million generated from the loan to Henglong Real Estate, one of the Company’s related parties (See Note 5).

Income Before Income Tax Expenses and Equity in Earnings of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $18.2 million for the six months ended June 30, 2017, compared to $13.1 million for the six months ended June 30, 2016, representing an increase of $5.1 million, or 38.9%, which was mainly due to an increase in operating income of $6.0 million, an increase in other expense of $0.7 million, an increase in interest expense of $0.6 million and an increase in financial income of $0.4 million.

Income Taxes

Income tax expense was $3.4 million for the six months ended June 30, 2017, compared to $2.2 million of income tax expense for the six months ended June 30, 2016, representing an increase of $1.2 million, or 54.5%. The income before income tax increased to $18.2 million for the six months ended June 30, 2017 from $13.1 million for the same period in 2016 and the effective tax rate increased to 18.5% from 17.2%.

Net Income

Net income was $14.8 million for the six months ended June 30, 2017, compared to net income of $11.1 million for the six months ended June 30, 2016, representing an increase of $3.7 million, or 33.3%, which was mainly due to an increase in income before income tax expenses and equity in earnings of affiliated companies of $5.1 million, an increase in income tax of $1.2 million and a decrease in equity in earnings of affiliated companies of $0.3 million.

Net Income / (Loss) Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $0.2 million for the six months ended June 30, 2017, while net loss attributable to non-controlling interests amounted to $0.1 million for the six months ended June 30, 2016.

The Company owns equity interests in nine non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong and Chongqing Jinghua, which are accounted for under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of June 30, 2017 and 2016.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $14.6 million for the six months ended June 30, 2017, compared to net income attributable to parent company’s common shareholders of $11.1 million for the six months ended June 30, 2016, representing an increase of $3.5 million, or 31.5%, which was mainly due to an increase in net income of $3.7 million and an increase in net income attributable to non-controlling interests of $0.2 million.

Privatization Proposal

On August 2, 2017, the Company issued a press release announcing the appointment by the special committee (the“Special Committee”) of the Company’s board of directors (the “Board”) of Houlihan Lokey Capital, Inc. as its financial advisor and Kirkland & Ellis as its U.S. legal counsel in connection with its review and evaluation of the previously announced preliminary non-binding proposal letter that the Board received on May 14, 2017 from Mr. Hanlin Chen, the Chairman of the Board of the Company, relating to a possible “going private” transaction, as well as in connection with its review and evaluation of any other sale, merger, business combination or other corporate transaction, with Mr. Chen or any other party, and any other strategic alternatives.

As previously announced, Mr. Chen has submitted a preliminary non-binding proposal to the Board to acquire all of the outstanding shares of common stock of the Company not already beneficially owned by Mr. Chen for US$5.45 per share of common stock in cash. Mr. Chen and his affiliates currently beneficially own approximately 56.4% of the issued and outstanding shares of common stock of the Company on a fully diluted and as-converted basis. The proposal is expressly conditioned on approval by a special committee of the Board comprised of independent directors and is subject to a non-waivable condition requiring approval by a majority vote of the Company’s unaffiliated stockholders. The Special Committee, consisting of Mr. Arthur Wong, Mr. Robert Tung and Mr. Guangxun Xu, is empowered to, and will be responsible for, among other things, investigating, evaluating, negotiating and making a recommendation to the Board with respect to the proposal. The Special Committee is also empowered to retain its own independent advisors to assist in the evaluation of the proposal and any alternative proposals.

The Board cautions the Company's shareholders, and others considering trading in its securities, that it has only received a proposal. No decision has been made with respect to the Company's response to the proposal. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that a transaction with Mr. Chen or any other transaction will be approved or consummated. The Company is not obligated to make, and does not at this time anticipate making, any further public statements about this matter or the activities of the special committee unless and until either the Company enters into a definitive agreement for a transaction or the special committee determines that no such transaction will be effected.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of June 30, 2017, the Company had cash and cash equivalents and time deposits included in short-term investments of $63.7 million, compared to $61.6 million as of December 31, 2016, representing an increase of $2.1 million, or 3.4%. Short-term investments included pledged short-term investments of $6.5 million and $5.7 million as of June 30, 2017 and December 31, 2016, respectively.

The Company had working capital (total current assets less total current liabilities) of $170.6 million as of June 30, 2017, compared to $161.0 million as of December 31, 2016, representing an increase of $9.6 million, or 6.0%.

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

The Company had short-term loans of $67.4 million (See Note 13) and bankers’ acceptances of $83.4 million (See Note 14) as of June 30, 2017.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be reduced by approximately $12.0 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $12.0 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $8.7 million, which is 72.3%, the mortgage rate, of $12.0 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

	Bank	Due Date	Amount Available (4)	Amount Used		Assessed Mortgage Value(5)
1. Comprehensive credit facilities	Hubei Bank	Sep-2017	$26,571	$11,270		$55,053

2. Comprehensive credit facilities	China Construction Bank	Dec-2017	4,428	639		10,389

3. Comprehensive credit facilities	Shanghai Pudong Development Bank (1)	Oct-2017	19,190	13,675		15,243

4. Comprehensive credit facilities	China CITIC Bank (1)	Sep-2017	59,046	49,414		9,068

	China CITIC Bank (1)	Jul-2019	3,188	2,214		5,614

5. Comprehensive credit facilities	Hua Xia Bank(1)	Jul-2017	29,523	1,748		-

6. Comprehensive credit facilities	China Everbright Bank	Oct-2017	4,428	3,940		7,559

7. Comprehensive credit facilities	ICBC Macau	May-2018	23,360	20,000		23,404

8 Comprehensive credit facilities	HSBC (China) Company Limited	Jul-2017	5,000	5,000		5,314

9. Comprehensive credit facilities	HSBC (Brazil) Company Limited	Oct-2017	70	20		74

10. Comprehensive credit facilities	Bank of China (Brazil)	Feb-2018	627	599		886

11. Comprehensive credit facilities	Bank of China (1)	Apr-2018	22,142	564		-

12. Comprehensive credit facilities	China Merchants Bank(1)	Apr-2018	14,761	1,096		-

13. Comprehensive credit facilities	Taishin International Bank	Apr-2018	10,000	9,858		12,253
Total			$222,334	$120,037	(2)	$144,857	(3)

Bank Arrangements

As of June 30, 2017, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

(1)	Each of Hubei Henglong’s comprehensive credit facilities with Shanghai Pudong Development Bank is required to be guaranteed by Jielong and Hubei Henglong in addition to the above pledged assets. Each of Hubei Henglong, Henglong, Jiulong, Jielong, Chuguanjie and USAI’s comprehensive credit facilities with China CITIC Bank is required to be guaranteed by Henglong and Hubei Henglong, in addition to the above pledged assets and Henglong’s comprehensive credit facilities with Hua Xia Bank are required to be guaranteed by Hubei Henglong. Each of Hubei Henglong, Henglong, Jiulong, Jielong’s comprehensive credit facilities with Bank of China is required to be guaranteed by Hubei Henglong and Henglong, and Henglong’s comprehensive credit facilities with China Merchants Bank are required to be guaranteed by Hubei Henglong.

(2)	Amount used represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $ 65.9 million and notes payable of $52.8 million as of June 30, 2017. The remainder of $1.5 million of government loan and $34.2 million of notes payable was secured by bank notes or time deposits without utilization of credit lines.

(3)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of June 30, 2017, the pledged assets included $35.1 million accounts and notes receivable, $6.9 million of time deposits and other pledged assets with assessed value of $102.9 million.

(4)	The amount available is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	The pledged cash deposits were not included in the assessed mortgage value.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company’s loan terms range from eleven months to eighteen months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1.	Equipment with an assessed value of approximately $55.1 million as security for its revolving comprehensive credit facility with Hubei Bank.

2.	Land use rights, buildings and equipment with an assessed value of approximately $10.4 million as security for its revolving comprehensive credit facility with China Construction Bank.

3.	Land use rights and buildings with an assessed value of approximately $15.2 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.

4.	Land use rights and buildings with an assessed value of approximately $9.1 million as security for its comprehensive credit facility with China CITIC Bank Wuhan branch.

5.	Land use rights and buildings with an assessed value of approximately $5.6 million as security for its comprehensive credit facility with China CITIC Bank Shenyang branch.

6.	Land use rights and buildings with an assessed value of approximately $7.6 million as security for its comprehensive credit facility with China Everbright Bank.

7.	On April 20, 2017, the Company entered into a Credit Agreement with ICBC Macau to obtain the Credit Facility. The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 1.30% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. Interest is calculated daily based on a 360-day year and it is fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown.

As security for the Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount of not less than $23.4 million if the Credit Facility is fully drawn.

On May 5, 2017, the Company drew down the full amount of $20.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $23.4 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB 158.5 million, equivalent to approximately $23.4 million. The Company also paid an arrangement fee of $0.04 million to ICBC Jingzhou. The maturity date of the Credit Facility is May 12, 2018.

8.	On July 16, 2014, Great Genesis entered into a credit facility agreement with HSBC HK to obtain a non-revolving credit facility in the amount of $5.0 million, the “HSBC Credit Facility”. The HSBC Credit Facility would have expired on July 1, 2015 and had an annual interest rate of 1.7%. Interest was paid on the twentieth day of each month and the principal repayment is at maturity. As security for the HSBC Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide HSBC HK with the Standby Letter of Credit for a total amount of not less than $5.4 million if the HSBC Credit Facility was fully drawn.

On July 22, 2014, Great Genesis drew down a loan amounting to $5.0 million provided by HSBC HK and Hubei Henglong provided a Standby Letter of Credit for an amount of $5.4 million in favor of HSBC HK. Hubei Henglong’s Standby Letter of Credit was issued by HSBC Bank (China) Company Limited Wuhan branch and was collateralized by short-term investments of Hubei Henglong of RMB 33.0 million, equivalent to approximately $4.9 million.

On July 7, 2016, HSBC HK agreed to extend the maturity date of the HSBC Credit Facility to July 1, 2017. The interest rate of the HSBC Credit Facility under the extended term was revised as three-month LIBOR plus 0.8% per annum, i.e. 2.0% per annum, and additional short-term investments of Hubei Henglong were pledged of RMB 3.0 million, equivalent to approximately $0.4 million. Except for the above, all other terms and conditions as stipulated in the HSBC Credit Agreement remained unchanged.

9.	On April 1, 2016, Brazil Henglong entered into a credit facility agreement with HSBC Brazil to obtain a credit facility in the amount of $0.1 million, the “HSBC Brazil Credit Facility”. The HSBC Brazil Credit Facility will expire on October 27, 2017. As security for the HSBC Credit Facility, the Company’s subsidiary Hubei Henglong is required to provide HSBC Brazil with the Standby Letter of Credit for a total amount of $0.1 million if the HSBC Brazil Credit Facility is fully drawn.

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

10.	On August 26, 2016, Brazil Henglong entered into a credit facility agreement with Bank of China (Brazil) to obtain a credit facility in the amount of $0.6 million, the “Bank of China Credit Facility”. The Bank of China Credit Facility will expire on January 15, 2018. As security for the Bank of China Credit Facility, the Company’s subsidiary Hubei Henglong is required to provide Bank of China (Brazil) with a Standby Letter of Credit for a total amount of $0.9 million if the Bank of China Credit Facility is fully drawn.

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

11.	On April 25, 2017, Great Genesis entered into a credit facility agreement with Taishin Bank to obtain a non-revolving credit facility in the amount of $10.0 million, the “Taishin Bank Credit Facility”. The Taishin Bank Credit Facility will expire on April 25, 2018 and has an annual interest rate of 2.7%. Interest is paid quarterly and the principal repayment is payable at maturity. As security for the Taishin Bank Credit Facility, the Company’s subsidiary Henglong is required to provide Taishin Bank with the Standby Letter of Credit for a total amount of not less than $10.0 million if the Taishin Bank Credit Facility is fully drawn.

On April 28, 2017, Great Genesis drew down a loan amounting to $9.9 million provided by Taishin Bank and Henglong provided a Standby Letter of Credit for an amount of $10.0 million in favor of Taishin Bank. Henglong’s Standby Letter of Credit was issued by China CITIC Bank Wuchang branch and is collateralized by short-term investments of Henglong of RMB 4.0 million, equivalent to approximately $0.6 million and notes receivable of RMB 79.0 million, equivalent to approximately $11.7 million.

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

		Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term loan including interest payable	$68,978	$68,978	$-	$-	$-
Notes payable (1)	87,046	87,046	-	-	-
Obligation for investment contract (2)(3)	12,104	6,790	5,314	-	-
Other contractual purchase commitments, including service agreements	23,155	14,816	8,339	-	-
Total	$191,283	$177,630	$13,653	$-	$-

(1)	Notes payable do not bear interest.

(2)	On September 22, 2014, Hubei Henglong entered into an agreement with other parties to establish the Suzhou Venture Fund, under which Hubei Henglong has committed to make investments of RMB 50.0 million, equivalent to approximately $7.6 million, into the Suzhou Venture Fund in three installments. As of June 30, 2017, Hubei Henglong has completed a capital contribution of RMB 40.0 million, equivalent to approximately $5.9 million, representing 11.8% of the Suzhou Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB 10.0 million, equivalent to approximately $1.5 million, will be paid upon capital calls received from the Suzhou Venture Fund.

(3)	In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $18.0 million, into the Chongqing Venture Fund in three installments. As of June 30, 2017, Hubei Henglong has completed a capital contribution of RMB 48.0 million, equivalent to approximately $7.1 million, representing 23.5% of the Chongqing Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB 72.0 million, equivalent to approximately $10.6 million, will be paid upon capital calls received from the Chongqing Venture Fund.

Short-term Bank Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of June 30, 2017 (figures are in thousands of USD).

Bank Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
HSBC Bank (China) Company Limited(1)	Working Capital	Jul. 1, 2016	12	2.10%	Pay monthly	Jun. 30, 2017	5,000

Bank of China (Brazil)	Working Capital	Aug. 26, 2016	18	3.95%	Pay semi annually	Jan. 15, 2018	599

HSBC (Brazil) Company Limited	Working Capital	May 6, 2016	17	8.21%	Pay quarterly	Oct. 9, 2017	20

China CITIC Bank	Working Capital	Nov. 4, 2016	12	5.22%	Pay monthly	Nov. 4, 2017	2,214

China CITIC Bank	Working Capital	Mar. 3, 2017	11	4.99%	Pay in arrear	Feb. 5, 2018	4,797

China CITIC Bank	Working Capital	Mar. 3, 2017	11	4.99%	Pay in arrear	Feb. 6, 2018	4,796

China CITIC Bank	Working Capital	Mar. 3, 2017	11	4.99%	Pay in arrear	Feb. 7, 2018	4,513

China CITIC Bank	Working Capital	Mar. 3, 2017	11	4.99%	Pay in arrear	Feb. 8, 2018	4,232

China CITIC Bank	Working Capital	Mar. 3, 2017	11	4.99%	Pay in arrear	Feb. 2, 2018	4,234

China CITIC Bank	Working Capital	Mar. 3, 2017	11	4.99%	Pay in arrear	Feb. 9, 2018	5,640

Financial Bureau of Jingzhou Development Zone	Working Capital	Apr. 21, 2017	8	0.00%	N/A	Dec. 8, 2017	1,476

ICBC Macau	Working Capital	May 5, 2017	12	3.95%	Pay quarterly	May 4, 2018	20,000

Taishin International Bank	Working Capital	Apr. 28, 2017	12	2.65%	Pay quarterly	Apr. 23, 2018	9,858
Total							$67,379

(1)	The Company repaid this bank borrowing in July 2017.

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

Management believes that the Company complied with such financial covenants as of June 30, 2017, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of June 30, 2017 (figures are in thousands of USD):

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital (1)	6	Jul. 2017	$13,300
Working Capital	6	Aug. 2017	15,763
Working Capital	6	Sep. 2017	14,800
Working Capital	6	Oct. 2017	17,112
Working Capital	6	Nov. 2017	11,782
Working Capital	12	Nov. 2017	2,244
Working Capital	6	Dec. 2017	12,045
Total (See Note 15)			$87,046

(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of June 30, 2017, and believes it will continue to comply with them.

Cash Flows

(a)	Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2017 was $19.2 million, compared with net cash used in operating activities of $6.4 million for the same period of 2016, representing an increase of $25.6 million, which was mainly due to the net effect of (1) the increase in net income excluding non-cash items by $5.2 million and (2) the increase in cash inflows from movements of operating assets and liabilities by $20.4 million. The increase in cash inflows was primarily due to the offsetting effect of (1) the increase in cash outflows due to the movement of pledged deposits by $9.4 million and (2) the increase in cash outflows due to the movement of accounts and notes payable by $28.8 million and (3) the increase in cash inflows due to the movement of accounts and notes receivable by $57.5 million and (4) the increase in cash inflows due to the movement of inventories by $8.1 million and (5) the increase in cash outflows due to the movement of tax payable by $6.3 million.

(b)	Investing Activities

The Company used net cash of $39.5 million in investment activities during the six months ended June 30, 2017, compared to $30.4 million for the same period of 2016, representing an increase of cash outflows by $9.1 million, which was mainly due to a decrease in purchases of property, plant and equipment of $8.3 million, a decrease in cash used in purchases of short-term investments of $6.7 million, a decrease in cash outflows due to investment under equity method of $2.3 million and an increase in cash received from property, plant and equipment sales of $1.6 million, offset by the increase in cash outflows due to a loan to a related party by $29.0 million.

(c)	Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $25.0 million, compared to net cash provided by financing activities of $5.9 million for the same period of 2016, representing an increase of $19.1 million, which was mainly due to the net effect of (1) increased proceeds of $47.5 million from bank and government loans and (2) increased repayments of $29.0 million to banks and the government.

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2016 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123).

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002).

10.1	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006).

10.2	Stock Exchange Agreement dated August 11, 2014 by and among Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., China Automotive Systems, Inc. and Hubei Henglong Automotive System Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q Quarterly Report on August 13, 2014).

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, were filed on August 10, 2017 formatted in Extensible Business Reporting Language (XBRL):

(i)	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income,

(ii)	Condensed Unaudited Consolidated Balance Sheets,

(iii)	Condensed Unaudited Consolidated Statements of Cash Flows, and

(iv)	related notes

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: August 10, 2017	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: August 10, 2017	By:	/s/ Jie Li
Jie Li
Chief Financial Officer

