Form 10-Q
period 2017-09-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2017-11-09
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes           ☐           No           ☒

As of November 9, 2017, the Company had 31,644,004 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

INDEX

		Page

	Part I — Financial Information

Item 1.	Unaudited Financial Statements.	4
	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2017 and 2016	4
	Condensed Unaudited Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	6
	Condensed Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016	7
	Notes to Condensed Unaudited Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	51
Item 4.	Controls and Procedures.	51

	Part II — Other Information

Item 1.	Legal Proceedings.	51
Item 1A.	Risk Factors.	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	52
Item 3.	Defaults Upon Senior Securities.	52
Item 4.	Mine Safety Disclosures.	52
Item 5.	Other Information.	52
Item 6.	Exhibits.	52

Signatures		53

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

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended September 30,
	2017	2016
Net product sales ($7,563 and $9,950 sold to related parties for the three months ended September 30, 2017 and 2016)	$118,365	$94,626
Cost of products sold ($6,549 and $5,869 purchased from related parties for the three months ended September 30, 2017 and 2016)	95,878	74,641
Gross profit	22,487	19,985
Gain on other sales	553	22
Less: Operating expenses
Selling expenses	4,537	3,840
General and administrative expenses	4,390	3,741
Research and development expenses	9,194	6,723
Total operating expenses	18,121	14,304
Income from operations	4,919	5,703
Other income	100	420
Interest expense	(318)	(201)
Financial income, net	1,027	800
Income before income tax expenses and equity in earnings of affiliated companies	5,728	6,722
Less: Income taxes	991	1,167
Equity in earnings of affiliated companies	491	304
Net income	5,228	5,859
Net income attributable to non-controlling interests	169	177
Net income attributable to parent company’s common shareholders	$5,059	$5,682
Comprehensive income:
Net income	$5,228	$5,859
Other comprehensive income:
Foreign currency translation gain/(loss), net of tax	6,705	(2,139)
Comprehensive income	11,933	3,720
Comprehensive income attributable to non-controlling interests	386	119
Comprehensive income attributable to parent company	$11,547	$3,601

Net income attributable to parent company’s common shareholders per share

Basic –	$0.16	$0.18

Diluted-	$0.16	$0.18
Weighted average number of common shares outstanding
Basic	31,644,004	31,911,360
Diluted	31,644,271	31,911,722

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Nine Months Ended September 30,
	2017	2016
Net product sales ($25,684 and $28,589 sold to related parties for the nine months ended September 30, 2017 and 2016)	$355,333	$312,497
Cost of products sold ($20,195 and $18,912 purchased from related parties for the nine months ended September 30, 2017 and 2016)	287,156	253,352
Gross profit	68,177	59,145
Gain on other sales	5,896	2,008
Less: Operating expenses
Selling expenses	13,160	12,273
General and administrative expenses	14,027	11,998
Research and development expenses	23,666	18,849
Total operating expenses	50,853	43,120
Income from operations	23,220	18,033
Other (expense)/income, net	(2)	995
Interest expense	(1,193)	(524)
Financial income, net	1,909	1,270
Income before income tax expenses and equity in earnings of affiliated companies	23,934	19,774
Less: Income taxes	4,367	3,416
Equity in earnings of affiliated companies	480	561
Net income	20,047	16,919
Net income attributable to non-controlling interests	353	164
Net income attributable to parent company’s common shareholders	$19,694	$16,755
Comprehensive income:
Net income	$20,047	$16,919
Other comprehensive income:
Foreign currency translation gain/(loss), net of tax	14,148	(8,435)
Comprehensive income	34,195	8,484
Comprehensive gain/(loss) attributable to non-controlling interests	819	(143)
Comprehensive income attributable to parent company	$33,376	$8,627

Net income attributable to parent company’s common shareholders per share

Basic –	$0.62	$0.52

Diluted-	$0.62	$0.52
Weighted average number of common shares outstanding
Basic	31,644,004	32,038,933
Diluted	31,647,833	32,040,514

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$55,382	$31,092
Pledged cash	31,075	30,799
Short-term investments	23,829	30,475
Accounts and notes receivable, net - unrelated parties	269,943	285,731
Accounts and notes receivable, net - related parties	17,607	20,984
Advance payments and others - unrelated parties	12,235	10,203
Advance payments and others - related parties	31,397	624
Inventories	73,030	68,050
Current deferred tax assets	7,476	7,946
Total current assets	521,974	485,904
Non-current assets:
Long-term time deposits	6,027	865
Property, plant and equipment, net	115,302	101,478
Intangible assets, net	512	617
Other receivables, net - unrelated parties	2,234	2,252
Advance payment for property, plant and equipment - unrelated parties	14,222	14,506
Advance payment for property, plant and equipment - related parties	4,813	5,005
Long-term investments	25,341	16,431
Non-current deferred tax assets	4,295	4,641
Total assets	$694,720	$631,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank and government loans	$73,594	$40,820
Accounts and notes payable - unrelated parties	224,758	216,993
Accounts and notes payable - related parties	5,749	6,803
Customer deposits	869	700
Accrued payroll and related costs	7,460	6,971
Accrued expenses and other payables	32,883	35,882
Accrued pension costs	4,750	4,130
Taxes payable	3,800	11,674
Amounts due to shareholders/directors	335	312
Advances payable (current portion)	399	382
Current deferred tax liabilities	190	193
Total current liabilities	354,787	324,860
Long-term liabilities:
Long-term bank loan	-	608
Advances payable	354	339
Total liabilities	$355,141	$325,807

Commitments and Contingencies (See Note 29)

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued – 32,338,302 and 32,338,302 shares as of September 30, 2017 and December 31, 2016, respectively	$3	$3
Additional paid-in capital	64,406	64,764
Retained earnings-
Appropriated	10,673	10,549
Unappropriated	248,533	228,963
Accumulated other comprehensive income/(loss)	12,722	(892)
Treasury stock – 694,298 and 694,298 shares as of September 30, 2017 and December 31, 2016, respectively	(2,907)	(2,907)
Total parent company stockholders' equity	333,430	300,480
Non-controlling interests	6,149	5,412
Total stockholders' equity	339,579	305,892
Total liabilities and stockholders' equity	$694,720	$631,699

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$20,047	$16,919
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Share-based compensation	100	-
Depreciation and amortization	10,933	10,732
Increase in/(reversal of) provision for doubtful accounts	1,034	(126)
Inventory write downs	4,436	2,353
Deferred income taxes	1,354	(142)
Equity in earnings of affiliated companies	(480)	(561)
Gain on disposal of Fujian Qiaolong	-	(698)
Gain on fixed assets disposals	(2,204)	(6)
Changes in operating assets and liabilities
(Increase) decrease in:
Pledged cash	1,226	9,711
Accounts and notes receivable	32,807	(18,471)
Advance payments and others	(1,527)	(2,798)
Inventories	(6,441)	(18,244)
Increase (decrease) in:
Accounts and notes payable	(3,023)	14,990
Customer deposits	158	(613)
Accrued payroll and related costs	182	544
Accrued expenses and other payables	(6,216)	1,309
Accrued pension costs	443	(160)
Taxes payable	(9,806)	(1,582)
Advance payable	-	(75)
Net cash provided by operating activities	43,023	13,082
Cash flows from investing activities:
Decrease in other receivables	159	2,382
Proceeds from disposition of a subsidiary, net of cash disposed of $1,063	-	1,953
Cash received from property, plant and equipment sales	2,351	511
Payments to acquire property, plant and equipment (including $7,656 and $5,662 paid to related parties for the nine months ended September 30, 2017 and 2016, respectively)	(19,187)	(27,161)
Payments to acquire intangible assets	-	(60)
Purchase of short-term investments	(25,017)	(28,181)
Purchase of long-term time deposit	(5,836)	-
Proceeds from maturities of short-term investments	33,749	13,236
Investment under equity method	(7,629)	(8,682)
Loan to a related party	(29,044)	-
Net cash used in investing activities	(50,454)	(46,002)
Cash flows from financing activities:
Proceeds from bank and government loans	69,635	12,151
Repayments of bank and government loans	(39,271)	(7,145)
Dividends paid to the non-controlling interest holders	-	(464)
Repurchases of common stock	-	(991)
Net cash provided by financing activities	30,364	3,551
Effects of exchange rate on cash and cash equivalents	1,357	(1,245)
Net increase/decrease in cash and cash equivalents	24,290	(30,614)
Cash and cash equivalents at beginning of period	31,092	69,676
Cash and cash equivalents at end of period	$55,382	$39,062

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Nine Months Ended September 30,
	2017	2016
Cash paid for interest	$573	$219
Cash paid for income taxes	4,343	1,396

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Nine Months Ended September 30,
	2017	2016
Property, plant and equipment recorded during the period which previously were advance payments	$12,331	$12,771
Accounts payable for acquiring property, plant and equipment	890	844
Dividends payable to non-controlling interests	621	-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Nine Months Ended September 30, 2017 and 2016

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

The Company owns the following aggregate net interests in the following Sino-foreign joint ventures, wholly-owned subsidiaries and joint ventures organized in the People's Republic of China, the “PRC,” and Brazil as of September 30, 2017 and December 31, 2016.

	Percentage Interest
Name of Entity	September 30, 2017	December 31, 2016
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
JingzhouHenglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd, “Hubei Henglong” [7]	100.00%	100.00%
JingzhouHenglong Automotive Technology (Testing) Center, “Testing Center” [8]	100.00%	100.00%
Beijing HainachunHenglong Automotive Steering System Co., Ltd., “Beijing Henglong” [9]	50.00%	50.00%
Chongqing HenglongHongyan Automotive System Co., Ltd., “Chongqing Henglong” [10]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [11]	95.84%	80.00%
Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong” [12]	0.00%	0.00%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [13]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [14]	100.00%	100.00%

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.
5.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.
6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.
7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as JingzhouHengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products.
9.	Beijing Henglong was established in 2010 and mainly engages in the design, development and manufacture of both hydraulic and electric power steering systems and parts. According to the joint venture agreement, the Company does not have voting control of Beijing Henglong. Therefore, the Company’s consolidated financial statements do not include Beijing Henglong, and such investment is accounted for using the equity accounting method.
10.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.
11.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.
12.	In the second quarter of 2014, the Company acquired a 51.0% ownership interest in Fujian Qiaolong Special Purpose Vehicle Co., Ltd., “Fujian Qiaolong”, a special purpose vehicle manufacturer and dealer with automobile repacking qualifications, based in Fujian, China. Fujian Qiaolong mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles. On April 17, 2016, Hubei Henglong entered into a share purchase agreement, the “Share Purchase Agreement”, with LongyanHuanyu Emergency Equipment Technology Co., Ltd., “LongyanHuanyu”. Pursuant to the Share Purchase Agreement, Hubei Henglong transferred its 51% equity interests in Fujian Qiaolong to LongyanHuanyu for total consideration of RMB 20.0 million, equivalent to $3.0 million, in the second quarter of 2016. The Company recognized a gain on disposal of Fujian Qiaolong of $0.7 million, which is included in other income in the consolidated statement of operations and comprehensive income for the year ended December 31, 2016.
13.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.
14.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.

2.	Basis of presentation and significant accounting policies

(a)	Basis of Presentation

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

The results of operations for the three months and nine months ended September 30, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2017.

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

Short-term investments comprise time deposits with terms of three months or more which are due within one year and wealth management financial products with maturities within one year. The carrying values of time deposits approximate fair value because of their short maturities. The interest earned is recognized in the consolidated statements of income over the contractual term of the deposits. The wealth management financial products are measured at fair value and classified as Level 2 within the fair value measurement hierarchy. The fair values weremeasured by using directly or indirectly observable inputs in the marketplace. Changes in the fair value are reflected in other income in the consolidated statements of operations and comprehensive income.

The Company’s short-term investments as of September 30, 2017 and December 31, 2016 are summarized as follows

(figures are in thousands of USD):

	September 30, 2017	December 31, 2016
Time deposits	$5,100	$30,217
Wealth management financial products measured at fair value	18,729	258
Total	$23,829	$30,475

As of September 30, 2017, the Company had pledged short-term investments of RMB 13.9 million, equivalent to approximately $2.1 million, to secure standby letters of credit under Bank of China and China CITIC Bank (Note 13). The use of the pledged short-term investments is restricted.

4.	Accounts and notes receivable, net

The Company’s accounts and notes receivable as of September 30, 2017 and December 31, 2016 are summarized as follows (figures are in thousands of USD):

	September 30, 2017	December 31, 2016
Accounts receivable - unrelated parties	$150,696	$154,403
Notes receivable - unrelated parties (1) (2)	120,438	132,409
Total accounts and notes receivable- unrelated parties	271,134	286,812
Less: allowance for doubtful accounts - unrelated parties	(1,191)	(1,081)
Accounts and notes receivable, net - unrelated parties	269,943	285,731
Accounts and notes receivable, net - related parties	17,607	20,984
Accounts and notes receivable, net	$287,550	$306,715

(1)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

(2)	As of September 30, 2017, the Company collateralized its notes receivable in an amount of RMB 268.3 million, equivalent to approximately $40.4 million, as security for the credit facilities with banks in China and the Chinese government, including RMB 158.9 million, equivalent to approximately $23.9 million, in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou”, for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 13), which is used as security for the non-revolving credit facility in the amount of $23.9 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau”, RMB 30.0 million, equivalent to approximately $4.5 million, as security in favor of the Chinese government for the low interest government loan (See Note 13), and RMB 79.4 million, equivalent to approximately $12.0 million, in favor of China CITIC Bank, Wuhan Branch, “CITIC Wuhan”, for the purpose of obtaining the Henglong Standby Letter of Credit(as defined in Note 13), which was used to obtain the facility of Taishin Bank in the amount of $10.0 million(See Note 13).

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

5.	Advance payments and others

The Company’s advance payments and others as of September 30, 2017 and December 31, 2016 consisted of the following (figures are in thousands of USD):

	September 30, 2017	December 31, 2016
Advance payments and others - unrelated parties	$13,307	$10,203
Less: allowance for doubtful accounts – unrelated parties(2)	(1,072)	-
Advance payments and others, net – unrelated parties	12,235	10,203
Advance payments and others - related parties (1)	31,397	624
Total advance payments and others	$43,632	$10,827

(1)	On March 16, 2017, in order to generate higher returns for the Company’s idle cash, one of the Company's subsidiaries, Hubei Henglong, lent RMB 200.0 million (equivalent to $30.1 million as of September 30, 2017) to Henglong Real Estate, one of the Company's related parties, through an independent financial institution by way of an entrusted loan. The term of the loan is one year and the annual interest rate is 6.35%.

(2)	Provision for the doubtful accounts amounted to $1.1 million and nil for the nine months ended September 30, 2017 and 2016, respectively.

6.	Inventories

The Company’s inventories as of September 30, 2017 and December 31, 2016 consisted of the following (figures are in thousands of USD):

	September 30, 2017	December 31, 2016
Raw materials	$16,637	$15,007
Work in process	17,379	10,852
Finished goods	39,014	42,191
Total	$73,030	$68,050

Provision for inventories amounted to $4.4 million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively.

7.	Other receivables, net

The Company’s other receivables as of September 30, 2017 and December 31, 2016 are summarized as follows (figures are in thousands of USD):

	September 30, 2017	December 31,2016
Other receivables - unrelated parties (1)	$1,009	$738
Other receivables - employee housing loans (2)	1,291	1,577
Less: allowance for doubtful accounts - unrelated parties	(66)	(63)
Other receivables, net - unrelated parties	$2,234	$2,252

	September 30, 2017	December 31, 2016
Other receivables - related parties (1)	$576	$559
Less: allowance for doubtful accounts - related parties	(576)	(559)
Other receivables, net - related parties	$-	$-

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.
(2)	On May 28, 2014, the board of directors of the Company approved a loan program under which the Company will lend an aggregate of up to RMB 50.0 million, equivalent to approximately $7.5 million, to the employees of the Company to assist them in purchasing houses. Employees are required to pay interest at an annual rate of 3.8%. These loans are unsecured and the term of the loans is generally five years.

8.	Long-term time deposits

Long-term time deposits are time deposits with maturities of longer than one year. Time deposits with original maturities of longer than one year but due within the next 12 months are included in short-term investments. As of September 30, 2017 and December 31, 2016, short-term investments include $1.0 million and $4.8 million, respectively, of time deposits with original maturities of longer than one year but due within the next 12 months.

As of September 30, 2017 and December 31, 2016, the Company had pledged long-term time deposits of nil and RMB 6.0 million (equivalent to approximately $0.9 million), respectively, to secure loans under the credit facility issued by ICBC Brazil. The use of the pledged long-term time deposits is restricted (See Note 13).

9.	Long-term investments

On January 24, 2010, the Company invested $3.1 million to establish a joint venture company, Beijing Henglong, with Hainachuan. The Company owns 50% of the equity in Beijing Henglong and can exercise significant influence over Beijing Henglong’s operating and financial policies. The Company accounted for Beijing Henglong’s operational results using the equity method. As of September 30, 2017 and December 31, 2016, the Company had $4.2 million and $3.8 million, respectively, of net equity in Beijing Henglong.

On September 22, 2014, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Suzhou Venture Fund”, which mainly focuses on investments in emerging automobiles and parts industries. Hubei Henglong has committed to make investments of RMB 50.0 million, equivalent to approximately $7.5 million, in the Suzhou Venture Fund in three installments. As of September 30, 2017, Hubei Henglong has completed a capital contribution of RMB 50.0 million, equivalent to approximately $7.5 million, representing 12.5% of the Suzhou Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over the Suzhou Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of September 30, 2017 and December 31, 2016, the Company had $8.1 million and $5.3 million, respectively, of net equity in the Suzhou Venture Fund.

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $18.1 million, in the Chongqing Venture Fund in three installments. As of September 30, 2017, Hubei Henglong has completed a capital contribution of RMB 84.0 million, equivalent to approximately $12.7 million, representing 35.0% of the Chongqing Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over the Chongqing Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of September 30, 2017 and December 31, 2016, the Company had $12.5 million and $6.8 million, respectively, of net equity in the Chongqing Venture Fund.

In October 2016, Hubei Henglong invested RMB 3.0 million, equivalent to approximately $0.5 million, to establish a joint venture company, Chongqing Jinghua Automotive Intelligent Manufacturing Technology Research Co., Ltd., “Chongqing Jinghua”, with five other parties. The Company owns 30% of the equity in Chongqing Jinghua, and can exercise significant influence over Chongqing Jinghua’s operating and financial policies. The Company accounts for Chongqing Jinghua’s operational results with the equity method. As of September 30, 2017 and December 31, 2016, the Company had $0.5 million and $0.4 million, respectively, of net equity in Chongqing Jinghua.

The Company’s consolidated financial statements reflect the net income of non-consolidated affiliates of $0.5 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.

10.	Property, plant and equipment, net

The Company’s property, plant and equipment as of September 30, 2017 and December 31, 2016 are summarized as follows (figures are in thousands of USD):

	September 30, 2017	December 31, 2016
Land use rights and buildings	$55,067	$47,448
Machinery and equipment	150,928	134,361
Electronic equipment	5,636	4,979
Motor vehicles	4,954	4,395
Construction in progress	28,832	24,890
Total amount of property, plant and equipment	245,417	216,073
Less: Accumulated depreciation (1)	(130,115)	(114,595)
Total amount of property, plant and equipment, net (2)(3)	$115,302	$101,478

(1)	As of September 30, 2017 and December 31, 2016, the Company pledged property, plant and equipment with a net book value of approximately $25.9 million and $28.5 million, respectively as security for its comprehensive credit facilities with banks in China.
(2)	Depreciation charges were $3.0 million and $3.3 million for the three months ended September 30, 2017 and 2016, respectively, and $10.7 million and $10.4 million for the nine months ended September 30, 2017 and 2016, respectively.
(3)	Interest costs capitalized for the three months ended September 30, 2017 and 2016, were $0.2 million and $0.1 million, respectively; and $0.5 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively.

11.	Intangible assets

The Company’s intangible assets as of September 30, 2017 and December 31, 2016 are summarized as follows (figures are in thousands of USD):

	September 30, 2017	December 31, 2016
Costs:
Patent technology	$2,076	$1,986
Management software license	1,218	1,165
Total intangible assets	3,294	3,151
Less: Amortization (1)	(2,782)	(2,534)
Total intangible assets, net	$512	$617

(1)	Amortization expenses were $0.1 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively.

12.	Deferred income tax assets

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

The components of estimated deferred income tax assets as of September 30, 2017 and December 31, 2016 are as follows (figures are in thousands of USD):

	September 30, 2017	December 31, 2016

Losses carry forward (U.S.) (1)	$6,389	$6,216
Losses carry forward (Non-U.S.) (1)	2,307	2,887
Product warranties and other reserves	4,290	4,766
Property, plant and equipment	4,422	4,204
Share-based compensation	220	247
Bonus accrual	230	231
Other accruals	1,439	1,551
Deductible temporary difference related to revenue recognition	153	191
Others	1,365	1,206
Total deferred tax assets, net	20,815	21,499
Less: Valuation allowance	(9,044)	(8,912)
Total deferred tax assets, net of valuation allowance (2)	$11,771	$12,587

(1)	The net operating losses carry forward for the U.S. entities for income tax purposes are available to reduce future years' taxable income. These carry forward losses will expire, if not utilized, at various times over the next 20 years. Net operating losses carry forward for China entities can be carried forward for 5 years to offset taxable income. As of September 30, 2017, the valuation allowance was $9.0 million, including $6.6 million allowance for the Company’s deferred tax assets in the United States and $2.4 million allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the deferred tax assets in other countries, pursuant to certain tax laws and regulations, management believes such amount will not be used to offset future taxable income.

(2)	Approximately $4.3 million and $4.6 million of net deferred income tax assets as of September 30, 2017 and December 31, 2016, respectively, are included in non-current deferred tax assets in the accompanying condensed unaudited consolidated balance sheets. The remaining $7.5 million and $7.9 million of net deferred income tax assets as of September 30, 2017 and December 31, 2016, respectively, are included in current deferred tax assets.

13.	Bank and government loans

Loans consist of the following as of September 30, 2017 and December 31, 2016 (figures are in thousands of USD):

	September 30, 2017	December 31, 2016
Short-term bank loan (1)	$9,794	$2,162
Short-term bank loan (2) (3) (4) (5)	30,484	35,054
Short-term bank loans (6)	28,796	-
Short-term government loan (7)	4,520	3,604
Bank and government loans	$73,594	$40,820

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year (See Note 10). As of September 30, 2017 and December 31, 2016, the weighted average interest rate was 4.7% and 5.2% per annum, respectively. Interest is to be paid monthly or quarterly on the twentieth day of the applicable month or quarter and the principal repayment is at maturity.

(2)	On May 18, 2012, the Company entered into a credit facility agreement, the “Credit Agreement,” with ICBC Macau to obtain a non-revolving credit facility in the amount of $30.0 million, the “Credit Facility”. The Credit Facility would have expired on November 3, 2012 unless the Company drew down the line of credit in full prior to such expiration date, and the maturity date for the loan drawdown was the earlier of (i) 18 months from the drawdown or (ii) one month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”. The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 2.25% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. The interest is calculated daily based on a 360-day year and it is fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As security for the Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount of not less than $31.6 million if the Credit Facility is fully drawn.

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

On April 20, 2017, the Company entered into a credit facility agreement, the “Credit Agreement,” with ICBC Macau to obtain a non-revolving credit facility in the amount of $20.0 million, the “Credit Facility”. The Credit Facility will expire on May 12, 2018 unless the Company draws down the line of credit in full prior to such expiration date, and the maturity date for the loan drawdown is the earlier of (i) 12 months from the date of drawdown or (ii) one month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”. The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 1.30% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. Interest is calculated daily based on a 360-day year and it is fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As security for the Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount of not less than $23.9 million if the Credit Facility is fully drawn.

On May 5, 2017, the Company drew down the full amount of $20.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $23.4 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB 158.9 million, equivalent to approximately $23.9 million. The Company also paid an arrangement fee of $0.04 million to ICBC Jingzhou. The maturity date of the Credit Facility is May 12, 2018.

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

On April 28, 2017, Great Genesis drew down the full amount of $9.9 million under the Taishin Bank Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $10.0 million in favor of Taishin Bank. Henglong’s Standby Letter of Credit issued by China CITIC Bank Wuchang branch is collateralized by Henglong’s short-term investments of RMB 4.0 million, equivalent to approximately $0.6 million, and notes receivable of RMB 79.4 million, equivalent to approximately $12.0 million.

(4)	On July 16, 2014, Great Genesis entered into a credit facility agreement with HSBC HK to obtain a non-revolving credit facility in the amount of $5.0 million, the “HSBC Credit Facility”. The HSBC Credit Facility expired on July 1, 2015 and had an annual interest rate of 1.7%. Interest was paid on the twentieth day of each month and the principal repayment was at maturity. As security for the HSBC Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide HSBC HK with a Standby Letter of Credit for a total amount of not less than $5.4 million if the HSBC Credit Facility was fully drawn.

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

On July 7, 2016, HSBC HK agreed to extend the maturity date of the HSBC Credit Facility to July 1, 2017. Hubei Henglong provided a Standby Letter of Credit in an amount of $5.1 million in favor of HSBC HK. The Standby Letter of Credit was issued by HSBC Bank (China) Company Limited Wuhan branch and was collateralized by short-term time deposits of Hubei Henglong of RMB 36.0 million, equivalent to approximately $5.2 million. The interest rate of the HSBC Credit Facility under the extended term was revised as three-month LIBOR plus 0.8% per annum, i.e. 1.95% per annum. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remained unchanged. The Company repaid this bank loan on July 14, 2017.

(5)	On April 1, 2016, Brazil Henglong entered into a credit facility agreement with HSBC Brazil to obtain a credit facility in the amount of $0.1 million, the “HSBC Brazil Credit Facility”. The HSBC Brazil Credit Facility expired on October 27, 2017. As security for the HSBC Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide HSBC Brazil with the Standby Letter of Credit for a total amount of $0.1 million if the HSBC Brazil Credit Facility is fully drawn.

On May 6, 2016, Brazil Henglong drew down a loan amounting to $0.1 million provided by HSBC Brazil. The loan matured on October 9, 2017 and has an annual interest rate of 8.2%.Hubei Henglong provided a Standby Letter of Credit for an amount of $0.1 million in favor of HSBC Brazil. Hubei Henglong’s Standby Letter of Credit was issued by China CITIC Bank Wuhan branch and is collateralized by short-term investments of Hubei Henglong of RMB 0.5 million, equivalent to approximately $0.1 million. The Company repaid this bank loan on October 9, 2017.

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

On August 26, 2016, Brazil Henglong drew down a loan amounting to $0.6 million provided by Bank of China (Brazil). The loan will mature on January 15, 2018 and has an annual interest rate of 4.0%. Interest is paid semiannually and the principal repayment is at maturity. Hubei Henglong provided a Standby Letter of Credit for an amount of $0.9 million in favor of Bank of China (Brazil). Hubei Henglong’s Standby Letter of Credit was issued by Bank of China Jingzhou branch and is collateralized by long-term time deposits of Hubei Henglong of RMB 6.0 million, equivalent to approximately $0.9 million.

(6)	On September 26, 2016, Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 170.0 million (equivalent to $25.6 million as of September 30, 2017), the “Henglong CITIC Credit Facility”. The Henglong CITIC Credit Facility expired on September 26, 2017. As security for the Henglong CITIC Credit Facility, Henglong’s property, plant and equipment were pledged and Hubei Henglong provided a guarantee. On March 3, 2017, Henglong drew down loans amounting to RMB 32.5 million, RMB 32.5 million and 30.6 million (equivalent to $4.9 million, $4.9 million and $4.6 million as of September 30, 2017), respectively. The loans will mature on February 5, 6 and 7, 2018, respectively. The annual interest rate of the loans is 4.99%. The principal and interest will be paid at maturity.

On September 26, 2016, Hubei Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 100.0 million (equivalent to $15.1 million as of September 30, 2017), the “Hubei Henglong CITIC Credit Facility”. The Hubei Henglong CITIC Credit Facility expired on September 26, 2017. Henglong provided a guarantee for the Hubei Henglong CITIC Credit Facility. On March 3, 2017, Hubei Henglong drew down loans amounting to RMB 28.7 million, RMB 28.7 million and 38.2 million (equivalent to $4.3 million, $4.3 million and $5.8 million), respectively. The loans will mature on February 2, 8 and 9, 2018, respectively. The annual interest rate of the loans is 5.0%. The principal and interest will be paid at maturity.

(7)	On August 17, 2017, the Company received an interest-free Chinese government loan of RMB 20.0 million, equivalent to approximately $3.0 million, which will mature on August 16, 2018. Henglong pledged RMB 20.0 million, equivalent to approximately $3.0 million, of notes receivable as security for the Chinese government loan (See Note 4).

On April 21, 2017, the Company received an interest-free Chinese government loan of RMB 10.0 million, equivalent to approximately $1.5 million, which will mature on December 8, 2017. Jiulong pledged RMB 10.0 million, equivalent to approximately $1.5 million, of notes receivable as security for the Chinese government loan (See Note 4).

14.	Accounts and notes payable

The Company’s accounts and notes payable as of September 30, 2017 and December 31, 2016 are summarized as follows (figures are in thousands of USD):

	September 30, 2017	December 31, 2016
Accounts payable - unrelated parties	$142,594	$138,053
Notes payable - unrelated parties (1)	82,164	78,940
Accounts and notes payable- unrelated parties	224,758	216,993
Accounts payable - related parties	5,749	6,803
Balance at end of period	$230,507	$223,796

(1)	Notes payable represent accounts payable in the form of notes issued by the Company. The notes are endorsed by banks to ensure that noteholders will be paid after maturity. The Company has pledged cash deposits, short-term investments, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

15.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of September 30, 2017 and December 31, 2016 are summarized as follows (figures are in thousands of USD):

	September 30, 2017	December 31, 2016
Accrued expenses	$7,975	$8,605
Accrued interest	953	88
Dividends payable to holders of non-controlling interests(3)	621	-
Other payables	2,483	964
Warranty reserves (1) (2)	20,851	26,225
Total	$32,883	$35,882

(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

(2)	In January 2017, the Company initiated two recalls related to the Company’s products. The Company has accrued anticipated costs for handling the recalls amounting to $5.0 million in warranty reserves for the year ended December 31, 2016.

(3)	In accordance with the resolution of the Board of Directors of Shenyang, in the second quarter of 2017, Shenyang declared a dividend amounting to $2.0 million to its shareholders, of which $0.6 million was payable to the holders of the non-controlling interests. As of September 30, 2017, the dividends have not been paid.

For the three months ended September 30, 2017 and 2016, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended September 30,
	2017	2016
Balance at beginning of the period	$23,898	$21,238
Additions during the period	4,426	1,693
Settlement within period, by cash or actual materials	(6,814)	(2,378)
Foreign currency translation (gain)/loss	(659)	160
Balance at end of the period	$20,851	$20,713

For the nine months ended September 30, 2017 and 2016, and for the year ended December 31, 2016, the warranties activities were as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2017	2016	2016
Balance at beginning of the period	$26,225	$23,059	$23,059
Additions during the period	11,182	5,433	16,522
Settlement within period, by cash or actual materials	(15,423)	(8,434)	(11,781)
Foreign currency translation loss	(1,133)	655	(1,575)
Balance at end of the period	$20,851	$20,713	$26,225

16.	Taxes payable

The Company’s taxes payable as of September 30, 2017 and December 31, 2016 are summarized as follows (figures are in thousands of USD):

	September 30, 2017	December 31, 2016
Value-added tax payable	$2,374	$7,662
Income tax payable	1,019	3,390
Other tax payable	407	622
Total	$3,800	$11,674

17.	Advances payable

As of September 30, 2017 and December 31, 2016, advances payable by the Company were $0.8 million and $0.7 million, respectively.

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

The Company’s positions in respect of the amounts of additional paid-in capital for the nine months ended September 30, 2017 and 2016, and the year ended December 31, 2016 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2017	2016	2016
Balance at beginning of the period	$64,764	$64,627	$64,627
Acquisition of the non-controlling interest in Brazil Henglong(1)	(458)	-	-
Share-based compensation (2)	100	-	137
Balance at end of the period	$64,406	$64,627	$64,764

(1)	In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

(2)	On December 2, 2016 and August 16, 2017, the Company granted 22,500 and 22,500 stock options, respectively, to the Company’s independent directors, with the exercise price equal to the closing price of the Company’s common stock traded on NASDAQ one day before the date of grant and on the date of grant. The fair value of the stock options was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instruments. The dividend yield assumption is based on historical patterns and future expectations for the Company’s dividends.

Assumptions used to estimate the fair value of the stock options on the grant dates are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield

December 2, 2016	134.8%	1.84%	5	0.00%
August 16, 2017	139.2%	1.79%	5	0.00%

The stock options granted during 2017 and 2016 were exercisable immediately. Their fair values on the grant dates using the Black-Scholes option pricing model were$0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company recognized stock-based compensation expenses of $0.1 million and $0.1 million, respectively.

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

The Company’s activities in respect of the amounts of appropriated retained earnings for the nine months ended September 30, 2017 and 2016, and the year ended December 31, 2016 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2017	2016	2016
Balance at beginning of the period	$10,549	$10,379	$10,379
Appropriation of retained earnings	124	142	170
Balance at end of the period	$10,673	$10,521	$10,549

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the nine months ended September 30, 2017 and 2016, and the year ended December 31, 2016 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2017	2016	2016
Balance at beginning of the period	$228,963	$206,622	$206,622
Net income attributable to parent company	19,694	16,755	22,511
Appropriation of retained earnings	(124)	(142)	(170)
Balance at end of the period	$248,533	$223,235	$228,963

20.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of the accumulated other comprehensive income for the nine months ended September 30, 2017 and 2016, and the year ended December 31, 2016 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2017	2016	2016
Balance at beginning of the period	$(892)	$18,412	$18,412
Other comprehensive income related to the non-controlling interests acquired by the Company	(67)	-	-
Foreign currency translation adjustment attributable to parent company	13,681	(8,128)	(19,304)
Balance at end of the period	$12,722	$10,284	$(892)

21.	Treasury stock

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

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the nine months ended September 30, 2017 and 2016, and the year ended December 31, 2016 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2017	2016	2016
Balance at beginning of the period	$5,412	$8,252	$8,252
Income attributable to non-controlling interests	353	164	466
Dividends declared to the non-controlling interest holders of joint-venture companies (See Note 15)	(608)	(464)	(464)
Acquisition of the non-controlling interest in Brazil Henglong	458	-	-
Other comprehensive income related to the non-controlling interests acquired by the Company	67	-	-
Non-controlling interests change due to the disposal of Fujian Qiaolong	-	(2,150)	(2,150)
Foreign currency translation adjustment attributable to non-controlling interests	467	(307)	(692)
Balance at end of the period	$6,149	$5,495	$5,412

23.	Gain on other sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, and scraps. For the nine months ended September 30, 2017, gain on other sales amounted to $5.9 million as compared to $2.0 million for the nine months ended September 30, 2016, representing an increase of $3.9 million. During the second quarter of 2017, the Company disposed of a building located in Jingzhou and recognized a gain of $2.2 million.

24.	Financial income, net

During the nine months ended September 30, 2017 and 2016, the Company recorded financial income, net which is summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,
	2017	2016

Interest income	$2,474	$1,777
Foreign exchange loss, net	(173)	(30)
Gain of cash discount, net	-	3
Bank fees	(392)	(480)
Total financial income, net	$1,909	$1,270

25.	Income tax rate

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

According to PRC tax regulation, the Company should withhold income taxes for the profits distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profits that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. As of September 30, 2017, the Company has recognized deferred tax liabilities of $0.2 million for the remaining undistributed profits to Genesis of $4.5 million. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries permanently. As of September 30, 2017 and December 31, 2016, the Company still had undistributed earnings of approximately $266.4 million and $239.8 million, respectively, from investment in the PRC subsidiaries that are considered permanently reinvested. Had the undistributed earnings been distributed to Genesis and not permanently reinvested, the tax provision as of September 30, 2017 and December 31, 2016 of approximately $13.3 million and $12.0 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

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

Chongqing Henglong was established in 2012. According to the New CIT, Chongqing Henglong is subject to income tax at a uniform rate of 25%. No provision for Chongqing Henglong is made as it had no assessable income for the nine months ended September 30, 2017 and 2016.

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million, equivalent to approximately BRL 0.24 million. The Company had no assessable income in Brazil for the nine months ended September 30, 2017 and 2016.

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the nine months ended September 30, 2017 and 2016.

The enterprise income tax rate of the United States is 35%. No provision for U.S. tax is made for CAAS and HLUSA as a whole, as the Company had no assessable income in the United States for the nine months ended September 30, 2017 and 2016.

The Company’s effective tax rate was 17.3% and 18.2% for the three months and nine months ended September 30, 2017, respectively, compared with 17.4% and 17.3% for the three months and nine months ended September 30, 2016, respectively.

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

The calculation of basic and diluted income per share attributable to the parent company for the three months ended September 30, 2017 and 2016, was (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended September 30,
	2017	2016
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$5,059	$5,682
Denominator:
Weighted average shares outstanding	31,644,004	31,911,360
Dilutive effects of stock options	267	362
Denominator for dilutive income per share – Diluted	31,644,271	31,911,722

Net income per share attributable to parent company’s common shareholders – Basic	$0.16	$0.18
Net income per share attributable to parent company’s common shareholders – Diluted	$0.16	$0.18

The calculation of basic and diluted income per share attributable to the parent company for the nine months ended September 30, 2017 and 2016, was (figures are in thousands of USD, except share and per share amounts):

	Nine Months Ended September 30,
	2017	2016
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$19,694	$16,755
Denominator:
Weighted average shares outstanding	31,644,004	32,038,933
Dilutive effects of stock options	3,829	1,581
Denominator for dilutive income per share – Diluted	31,647,833	32,040,514

Net income per share attributable to parent company’s common shareholders – Basic	$0.62	$0.52
Net income per share attributable to parent company’s common shareholders – Diluted	$0.62	$0.52

As of September 30, 2017 and 2016, the exercise prices for 90,000 shares and 82,500 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the nine months ended September 30, 2017 and 2016, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

The Company grants credit to its customers including Xiamen Joylon, Xiamen Automotive Parts, Shanghai Fenglong and JingzhouYude, which are related parties of the Company. The Company’s customers are mostly located in the PRC.

During the nine months ended September 30, 2017, the Company’s ten largest customers accounted for 56.1% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales i.e., 14.75%. As of September 30, 2017, approximately 6.6% of accounts receivable were from trade transactions with the aforementioned customer and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

During the nine months ended September 30, 2016, the Company’s ten largest customers accounted for 62.7% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales, i.e., 12.9%. As of September 30, 2016, approximately 3.8% of accounts receivable were from trade transactions with the aforementioned customer and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

28.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended September 30,
	2017	2016
Merchandise sold to related parties	$7,563	$9,950
Rental income obtained from related parties	20	23
Materials and others sold to related parties	376	551
Total	$7,959	$10,524

	Nine Months Ended September 30,
	2017	2016
Merchandise sold to related parties	$25,684	$28,589
Rental income obtained from related parties	66	91
Materials and others sold to related parties	1,186	1,231
Total	$26,936	$29,911

Related purchases

	Three Months Ended September 30,
	2017	2016
Materials purchased from related parties	$6,549	$5,869
Technology purchased from related parties	-	135
Equipment purchased from related parties	4,857	4,370
Others purchased from related parties	156	149
Total	$11,562	$10,523

	Nine Months Ended September 30,
	2017	2016
Materials purchased from related parties	$20,195	$18,912
Technology purchased from related parties	-	362
Equipment purchased from related parties	9,281	7,900
Others purchased from related parties	371	524
Total	$29,847	$27,698

Loan transaction to a related party

	Nine Months Ended September 30,
	2017	2016
Related party loan	$29,182	$-

Related receivables

	September 30, 2017	December 31, 2016
Accounts and notes receivable from related parties	$17,607	$20,984

Related advances and loan balance

	September 30, 2017	December 31, 2016
Advance payments for property, plant and equipment to related parties	$4,813	$5,005
Advance payments and others to related parties	31,397	624
Total	$36,210	$5,629

Related payables

	September 30, 2017	December 31, 2016
Accounts and notes payable	$5,749	$6,803

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

As of November 9, 2017, Hanlin Chen, the Company’s Chairman, owns 56.4% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of September 30, 2017 (figures are in thousands of USD):

	Payment obligations by period
	2017 (1)	2018	2019	2020	Thereafter	Total
Obligations for investment contracts (1)	-	$5,424	$-	$-	$-	$5,424
Obligations for purchasing and service agreements	16,496	5,650	2,530	-	-	24,676
Total	$16,496	$11,074	$2,530	$-	$-	$30,100

(1)	In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $18.1 million, in the Chongqing Venture Fund in three installments. As of September 30, 2017, Hubei Henglong has completed a capital contribution of RMB 84.0 million, equivalent to approximately $12.7 million, representing 35.0% of the Chongqing Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB 36.0 million, equivalent to approximately $5.4 million, will be paid upon capital calls received from the Chongqing Venture Fund.

30.	Off-balance sheet arrangements

As of September 30, 2017 and December 31, 2016, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of September 30, 2017, the Company had 11 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other six sectors were engaged in the production and sale of sensor modular (USAI), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), and manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie). Since the revenues, net income and net assets of these six sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the condensed unaudited consolidated financial statements, the Company incorporated these six sectors into “Other Sectors.”

As of September 30, 2016, the Company had eleven product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other six sectors were engaged in the production and sale of sensor modular (USAI), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), and manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie). Since the revenues, net income and net assets of these seven sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the condensed unaudited consolidated financial statements, the Company incorporated these six sectors into “Other Sectors.”

The Company’s product sector information for the three months and nine months ended September 30, 2017 and 2016, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income (Loss)
	Three Months Ended		Three Months Ended
	September 30		September 30
	2017	2016	2017	2016
Henglong	$55,790	$57,530	$689	$3,771
Jiulong	26,067	17,787	478	1,083
Shenyang	10,103	8,239	486	457
Wuhu	6,503	5,088	118	21
Hubei Henglong	24,812	13,912	2,680	735
Other Sectors	14,961	11,588	777	(269)
Total Segments	138,236	114,144	5,228	5,798
Corporate	-	-	317	808
Eliminations	(19,871)	(19,518)	(317)	(747)
Total	$118,365	$94,626	$5,228	$5,859

	Net Product Sales		Net Income (Loss)
	Nine Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Henglong	$191,093	$195,940	$6,300	$13,389
Jiulong	75,525	54,976	3,739	2,219
Shenyang	28,777	24,898	1,271	995
Wuhu	18,254	15,897	215	96
Hubei Henglong	66,855	42,815	5,518	2,286
Other Sectors	40,821	29,558	1,341	162
Total Segments	421,325	364,084	18,384	19,147
Corporate	-	-	3,367	(1,317)
Eliminations	(65,992)	(51,587)	(1,704)	(911)
Total	$355,333	$312,497	$20,047	$16,919

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Corporate Structure

The Company, through its subsidiaries, engages in the manufacture and sales of automotive systems and components. Great Genesis Holdings Limited, a company incorporated in Hong Kong on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company and the holding company of the Company’s joint ventures in the PRC. Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development support. CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong,” was established by Hubei Henglong Automotive System Group Co., Ltd., formerly known as JingzhouHengsheng Automotive System Co., Ltd., “Hubei Henglong,” as a Sino-foreign joint venture company with two Brazilian citizens in Brazil in August 2012. Fujian Qiaolong was acquired by the Company in the second quarter of 2014, as a joint venture company that mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles, which was disposed of by the Company in the second quarter of 2016.

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

The Company considers an accounting estimate to be critical if:

·	It requires the Company to make assumptions about matters that were uncertain at the time it was making the estimate, and

·	Changes in the estimate or different estimates that the Company could have selected would have had a material impact on the Company’s financial condition or results of operations.

The table below presents information about the nature and rationale for the Company’s critical accounting estimates:

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors
Accrued liabilities and other long-term liabilities	Warranty obligations	Estimating warranty requires the Company to forecast the resolution of existing claims and expected future claims on products sold. OEMs (Original Equipment Manufacturers) are increasingly seeking to hold suppliers responsible for product warranties, which may impact the Company’s exposure to these costs.	The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	·OEM sourcing ·OEM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments	The Company is required from time to time to review the recoverability of certain of its assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	·Future production estimates ·Customer preferences and decisions

Inventory	Write-down of inventory	The Company is required from time to time to review the cash ability of inventory based on projections of anticipated future cash flows, including write-down of inventory for prices that are higher than market price and undesirable inventories.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	·Future production estimates ·Customer preferences and decisions

Deferred income taxes	Recoverability of deferred tax assets	The Company is required to estimate whether recoverability of its deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.	The Company uses historical and projected future operating results, based upon approved business plans, including a review of the eligible carry forward period, tax planning opportunities and other relevant considerations.	·Tax law changes ·Variances in future projected profitability, including by taxing entity

Tax payable and deferred tax assets/liabilities	Uncertain tax positions	The Company is required to determine and assess all material positions, including all significant uncertain positions in all tax years that are still subject to assessment or challenge under relevant tax statutes.	The Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.

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

Recent Accounting Pronouncements

Please see Note 2 to the consolidated financial statements under Item 1 of Part I of this Report.

Results of Operations

Results of Operations—Three Months Ended September 30, 2017 and 2016

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2017	2016	Change		2017	2016	Change
Henglong	$55,790	$57,529	(1,739)	-3.02%	$47,639	$47,616	$23	0.05%
Jiulong	26,067	17,787	8,280	46.55	22,804	14,934	7,870	52.70
Shenyang	10,103	8,239	1,864	22.62	8,757	7,070	1,687	23.85
Wuhu	6,503	5,089	1,414	27.79	5,926	4,696	1,230	26.20
Hubei Henglong	24,812	13,913	10,899	78.34	17,656	10,270	7,386	71.92
Other Sectors	14,961	11,589	3,372	29.10	12,653	9,606	3,047	31.72
Total Segments	138,236	114,146	24,090	21.10	115,435	94,192	21,243	22.55
Elimination	(19,871)	(19,520)	(351)	1.80	(19,557)	(19,551)	(6)	0.03
Total	$118,365	$94,626	$23,739	25.09%	$95,878	$74,641	$21,237	28.45%

Net Product Sales

Net product sales were $118.4 million for the three months ended September 30, 2017, compared to $94.6 million for the same period in 2016, representing an increase of $23.8 million, or 25.2%.

The Company’s net product sales were affected by the change in the product mix. Net sales of traditional steering products and parts were $92.7 million for the three months ended September 30, 2017, compared to $69.0 million for the same period in 2016, representing an increase of $23.7 million, or 34.3%. Net sales of EPS were $25.7 million for the three months ended September 30, 2017, consistent with $25.6 million for the same period in 2016. As a percentage of net sales, sales of EPS were 21.7% for the three months ended September 30, 2017, compared to 27.0% for the same period in 2016. The increase in net product sales was mainly due to increased sales and the changes in the product mix in the three months ended September 30, 2017.

The foreign exchange rate of the RMB against the U.S. dollar in the third quarter of 2017 was generally consistent with the same period in 2016, so there was no significant impact on the Company’s revenue and costs as a result of foreign currency translation differences.

In summary, due to the recovery of Chinese automobile industry, the sales of steering gears started to grow, which led to an increase in sales volume and contributed to a sales increase of $11.6 million. Some of the Company’s subsidiaries are gradually shifting their strategy from focusing on sales volume to focusing on high gross margin products and developing new markets such as exports, and the change in product mix led to an increase in average selling price of steering gears and contributed to a sales increase of $12.3 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.2 million.

Further analysis by segment (before elimination) is as follows:

•	Net product sales for Henglong were $55.8 million for the three months ended September 30, 2017, compared with $57.5 million for the three months ended September 30, 2016, representing a decrease of $1.7 million, or 3.0%. A decrease in sales volume led to a sales decrease of $13.3 million and an increase in average selling price led to a sales increase of $11.6 million.

•	Net product sales for Jiulong were $26.1 million for the three months ended September 30, 2017, compared with $17.8 million for the three months ended September 30, 2016, representing an increase of $8.3 million, or 46.6%. Jiulong is gradually shifting its strategy from focusing on sales volume to focusing on high gross margin products and developing new markets such as exports. An increase in sales volume led to a sales increase of $6.2 million and an increase in average selling price led to a sales increase of $2.1 million.

•	Net product sales for Shenyang were $10.1 million for the three months ended September 30, 2017, compared to $8.2 million for the same period in 2016, representing an increase of $1.9 million, or 23.2%. Shenyang’s products are mainly sold to Shenyang Brilliance Jinbei Co., Ltd., “Brilliance Jinbei”, one of China’s largest commercial car manufacturers. The sales of Shenyang are mainly impacted by the demand of Brilliance Jinbei. An increase in sales volumes led to a sales increase of $0.4 million and an increase in average selling price led to a sales increase of $1.5 million.

•	Net product sales for Wuhu were $6.5 million for the three months ended September 30, 2017, compared to $5.1 million for the same period in 2016, representing an increase of $1.4 million, or 27.5%. An increase in sales volumes led to a sales increase of $2.0 million and a decrease in average selling price led to a sales decrease of $0.6 million.

•	Net product sales for Hubei Henglong were $24.8 million for the three months ended September 30, 2017, compared to $13.9 million for the same period in 2016, representing an increase of $10.9 million, or 78.4%. Hubei Henglong’s products are mainly sold to Chrysler and Ford. The significant increase in the sales of Hubei Henglong was mainly due to the new products developed for Chrysler and Ford that began mass production at the end of 2016. An increase in sales volumes led to a sales increase of $15.2 million and a decrease in average selling price led to a sales decrease of $4.3 million.

•	Net product sales for Other Sectors were $15.0 million for the three months ended September 30, 2017, compared to $11.6 million for the same period in 2016, representing an increase of $3.4 million, or 29.3%, primarily due to an increase in average selling price of Jielong, which manufactures automobile steering columns for both HPS and EPS.

Cost of Products Sold

For the three months ended September 30, 2017, the cost of products sold was $95.9 million, compared to $74.6 million for the same period of 2016, representing an increase of $21.3 million, or 28.6%. The increase in the cost of products sold was mainly due to the effect of an increase in sales volumes which led to a cost of products sold increase of $10.0 million and an increase in unit cost which led to a cost of products sold increase of $11.3 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $47.6 million for the three months ended September 30, 2017, consistent with $47.6 million for the same period of 2016. A decrease in sales volume led to a cost of products sold decrease of $10.8 million and an increase in unit cost led to a cost of products sold increase of $10.8 million.

•	Cost of products sold for Jiulong was $22.8 million for the three months ended September 30, 2017, compared to $14.9 million for the same period of 2016, representing an increase of $7.9 million, or 53.0%. An increase in sales volume led to a cost of products sold increase of $5.8 million and an increase in unit cost led to a cost of products sold increase of $2.1 million.

•	Cost of products sold for Shenyang was $8.8 million for the three months ended September 30, 2017, compared to $7.1 million for the same period of 2016, representing an increase of $1.7 million, or 23.9%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $0.4 million, and an increase in unit cost, which led to a cost of products sold increase of $1.3 million.

•	Cost of products sold for Wuhu was $5.9 million for the three months ended September 30, 2017, compared to $4.7 million for the same period of 2016, representing an increase of $1.2 million, or 25.5%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $1.9 million, and a decrease in unit cost, which led to a cost of products sold decrease of $0.7 million.

•	Cost of products sold for Hubei Henglong was $17.7 million for the three months ended September 30, 2017, compared to $10.3 million for the same period of 2016, representing an increase of $7.4 million, or 71.8%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $11.3 million, and a decrease in unit cost, which led to a cost of products sold decrease of $3.9 million.

•	Cost of products sold for Other Sectors was $12.7 million for the three months ended September 30, 2017, compared to $9.6 million for the same period of 2016, representing an increase of $3.1 million, or 32.3%, primarily due to the increase in unit cost of Jielong.

Gross margin was 19.0% for the three months ended September 30, 2017, compared to 21.1% for the same period of 2016, representing a decrease of 2.1%, mainly due to the changes in the product mix for the three months ended September 30, 2017.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights, and scraps. For the three months ended September 30, 2017, gain on other sales amounted to $0.6 million, as compared to$0.1 million for the three months ended September 30, 2016, representing an increase of $0.5 million. The increase was mainly due to increased sales volume of materials.

Selling Expenses

Selling expenses were $4.5 million for the three months ended September 30, 2017, as compared to $3.8 million for the same period of 2016, representing an increase of $0.7 million, or 18.4%, which was mainly due to increased logistics fees related to the increase in revenue.

General and Administrative Expenses

General and administrative expenses were $4.4 million for the three months ended September 30, 2017, as compared to $3.7 million for the same period of 2016, representing an increase of $0.7 million, or 18.9%, which was mainly due to higher payroll expenses.

Research and Development Expenses

Research and development expenses were $9.2 million for the three months ended September 30, 2017, as compared to $6.7 million for the three months ended September 30, 2016, representing an increase of $2.5 million, or 37.3%, which was mainly due to increased expenditures on R&D activities for EPS products. The Company’s research and development expenses were mainly used for the development and trial production of EPS and other new products. The Company’s research and development expenditures have continued to be significant in the past several years.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. In the past several years, the Company has continued to purchase advanced manufacturing equipment for newly developed products, hiring senior technicians and actively seeking external technical support.

Income from Operations

Income from operations was $4.9 million for the three months ended September 30, 2017, compared to $5.7 million for the three months ended September 30, 2016, representing a decrease of $0.8 million, or 14.0%,including an increase of $2.5 million in gross profit, an increase of $0.5 million in gain on other sales and an increase of $3.8 million in operating expenses.

Other Income, Net

Other income, net was $0.1 million for the three months ended September 30, 2017, compared to other income, net of $0.4 million for the three months ended September 30, 2016, representing a decrease of $0.3 million, or 75.0%, primarily as a result of the gain on disposal of a subsidiary amounting to $0.7 million in 2016, whereas there was no such gain in the current quarter.

Interest Expense

Interest expense was $0.3 million for the three months ended September 30, 2017, compared to interest expense of $0.2 million for the three months ended September 30, 2016, representing an increase of $0.1 million, or 50.0%, primarily due to the new bank loans borrowed in 2017.

Financial Income, Net

Financial income, net, was $1.0 million for the three months ended September 30, 2017, compared to financial income of $0.8 million for the three months ended September 30, 2016, representing an increase of $0.2 million, or 25%, which was mainly due to the interest income of $0.5 million generated from the loan to Henglong Real Estate, one of the Company’s related parties (See Note 5).

Income Before Income Tax Expenses and Equity in Earnings of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $5.7 million for the three months ended September 30, 2017, compared to $6.7 million for the three months ended September 30, 2016, representing a decrease of $1.0 million, or 14.9%, which was mainly due to a decrease in operating income of $0.8 million, a decrease in other income of $0.3 million, an increase in interest expense of $0.1 million and an increase in financial income of $0.2 million.

Income Taxes

Income tax expense was $1.0 million for the three months ended September 30, 2017, compared to $1.2 million of income tax expense for the three months ended September 30, 2016, representing a decrease of $0.2 million, or 16.7%. The income before income tax decreased to $5.7 million for the three months ended September 30, 2017 from $6.7 million for the same period in 2016 and the effective tax rate decreased to 17.3% from 17.4% for the same period in 2016.

Net Income

Net income was $5.2 million for the three months ended September 30, 2017, compared to net income of $5.9 million for the three months ended September 30, 2016, representing a decrease of $0.7 million, or 11.9%, which was mainly due to a decrease in income before income tax expenses and equity in earnings of affiliated companies of $1.0 million, a decrease in income tax of $0.2 million and an increase in equity in earnings of affiliated companies of $0.2 million.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $0.2 million for the three months ended September 30, 2017, substantially consistent with $0.2 million for the three months ended September 30, 2016.

The Company owns equity interests in nine non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong and Chongqing Jinghua, which are accounted for under the equity method, all of the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of September 30, 2017 and 2016.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $5.1 million for the three months ended September 30, 2017, compared to net income attributable to parent company’s common shareholders of $5.7 million for the three months ended September 30, 2016, representing a decrease of $0.6 million, which was mainly due to a decrease in net income of $0.7 million.

Results of Operations—Nine Months Ended September 30, 2017 and 2016

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2017	2016	Change		2017	2016	Change
Henglong	$191,093	$195,940	(4,847)	-2.47%	$164,765	$165,421	$(656)	-0.40%
Jiulong	75,525	54,976	20,549	37.38	65,358	47,583	17,775	37.36
Shenyang	28,777	24,898	3,879	15.58	25,123	21,710	3,413	15.72
Wuhu	18,254	15,897	2,357	14.83	16,891	14,459	2,432	16.82
Hubei Henglong	66,855	42,815	24,040	56.15	46,220	31,418	14,802	47.11
Other Sectors	40,821	29,558	11,263	38.11	34,492	24,216	10,276	42.43
Total Segments	421,325	364,084	57,241	15.72	352,849	304,807	48,042	15.76
Elimination	(65,992)	(51,587)	(14,405)	27.92	(65,693)	(51,455)	(14,238)	27.67
Total	$355,333	$312,497	$42,836	13.71%	$287,156	$253,352	$33,804	13.34%

Net Product Sales

Net product sales were $355.3 million for the nine months ended September 30, 2017, compared to $312.5 million for the same period in 2016, representing an increase of $42.8 million, or 13.7%.

The Company’s net product sales were affected by the change in the product mix. Net sales of traditional steering products and parts were $270.2 million for the nine months ended September 30, 2017, compared to $226.8 million for the same period in 2016, representing an increase of $43.4 million, or 19.1%. Net sales of EPS were $85.1 million for the nine months ended September 30, 2017, compared to $85.7 million for the same period in 2016, representing a decrease of $0.6 million, or 0.7%. As a percentage of net sales, sales of EPS were 24.0% for the nine months ended September 30, 2017, compared to 27.4% for the same period in 2016. The increase in net product sales was mainly due to increased sales and the changes in the product mix for the nine months ended September 30, 2017.

The depreciation of China’s currency, the RMB, against the U.S. dollar in the first nine months of 2017 as compared to the first nine months of 2016 had a negative impact on net sales as more than 80% of the Company’s business is conducted in China.

In summary, due to the recovery of Chinese automobile industry, the sales of steering gears started to grow, which led to an increase in sales volume and contributed to a sales increase of $52.2 million. Some of the Company’s subsidiaries are gradually shifting their strategy from focusing on sales volume to focusing on high gross margin products and developing new markets such as exports, and the change in product mix led to an increase in average selling price of steering gears and contributed to a sales increase of $4.5 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $13.9 million.

Further analysis by segment (before elimination) is as follows:

•	Net product sales for Henglong were $191.1 million for the nine months ended September 30, 2017, compared with $195.9 million for the nine months ended September 30, 2016, representing a decrease of $4.8 million, or 2.5%. A decrease in sales volume led to a sales decrease of $1.7 million, an increase in average selling price led to a sales increase of $4.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $7.1 million.

•	Net product sales for Jiulong were $75.5 million for the nine months ended September 30, 2017, compared with $55.0 million for the nine months ended September 30, 2016, representing an increase of $20.5 million, or 37.3%. Jiulong is gradually shifting its strategy from focusing on sales volume to focusing on high gross margin products and developing new markets such as exports. An increase in sales volume led to a sales increase of $17.6 million, an increase in average selling price led to a sales increase of $5.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $2.3 million.

•	Net product sales for Shenyang were $28.8 million for the nine months ended September 30, 2017, compared to $24.9 million for the same period in 2016, representing an increase of $3.9 million, or 15.7%. Shenyang’s products are mainly sold to Shenyang Brilliance Jinbei Co., Ltd., “Brilliance Jinbei”, one of China’s largest commercial car manufacturers. The sales of Shenyang are mainly impacted by the demand of Brilliance Jinbei. An increase in sales volumes led to a sales increase of $4.4 million, an increase in average selling price led to a sales increase of $0.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.9 million.

•	Net product sales for Wuhu were $18.3 million for the nine months ended September 30, 2017, compared to $15.9 million for the same period in 2016, representing an increase of $2.4 million, or 15.1%. An increase in sales volumes led to a sales increase of $4.2 million, a decrease in average selling price led to a sales decrease of $1.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.5 million.

•	Net product sales for Hubei Henglong were $66.9 million for the nine months ended September 30, 2017, compared to $42.8 million for the same period in 2016, representing an increase of $24.1 million, or 56.3%. Hubei Henglong’s products are mainly sold to Chrysler and Ford. The significant increase in the sales of Hubei Henglong was mainly due to the new products developed for Chrysler and Ford that began mass production at the end of 2016. An increase in sales volumes led to a sales increase of $32.8 million, a decrease in average selling price led to a sales decrease of $6.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $2.0 million.

•	Net product sales for Other Sectors were $40.8 million for the nine months ended September 30, 2017, compared to $29.6 million for the same period in 2016, representing an increase of $11.2 million, or 37.8%, primarily due to an increase in the sales of Jielong, which manufactures automobile steering columns for both HPS and EPS.

Cost of Products Sold

For the nine months ended September 30, 2017, the cost of products sold was $287.2 million, compared to $253.4 million for the same period of 2016, representing an increase of $33.8 million, or 13.3%. The increase in the cost of products sold was mainly due to the net effect of a net increase in sales volumes which led to a cost of products sold increase of $41.1 million, an increase in unit cost which led to a cost of products sold increase of $4.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which led to a cost of products sold decrease of $11.6 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $164.8 million for the nine months ended September 30, 2017, compared to $165.4 million for the same period of 2016, representing a decrease of $0.6 million, or 0.4%. A decrease in sales volumes led to a cost of products sold decrease of $1.0 million, an increase in unit cost led to a cost of products sold increase of $6.4 million and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $6.0 million.

•	Cost of products sold for Jiulong was $65.4 million for the nine months ended September 30, 2017, compared to $47.6 million for the same period of 2016, representing an increase of $17.8 million, or 37.4%. An increase in sales volume led to a cost of products sold increase of $15.6 million, an increase in unit cost led to a cost of products sold increase of $4.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $2.1 million.

•	Cost of products sold for Shenyang was $25.1 million for the nine months ended September 30, 2017, compared to $21.7 million for the same period of 2016, representing an increase of $3.4 million, or 15.7%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $4.2 million and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a cost of products sold decrease of $0.8 million.

•	Cost of products sold for Wuhu was $16.9 million for the nine months ended September 30, 2017, compared to $14.5 million for the same period of 2016, representing an increase of $2.4 million, or 16.6%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $4.0 million, a decrease in unit cost, which led to a cost of products sold decrease of $1.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a cost of products sold decrease of $0.5 million.

•	Cost of products sold for Hubei Henglong was $46.2 million for the nine months ended September 30, 2017, compared to $31.4 million for the same period of 2016, representing an increase of $14.8 million, or 47.1%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $23.7 million, a decrease in unit cost, which led to a cost of products sold decrease of $7.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar, which led to a cost of products sold decrease of $1.1 million.

•	Cost of products sold for Other Sectors was $34.5 million for the nine months ended September 30, 2017, compared to $24.2 million for the same period of 2016, representing an increase of $10.3 million, or 42.6%, primarily due to the increase in sales volumes of Jielong.

Gross margin was 19.2% for the nine months ended September 30, 2017, compared to 18.9% for the same period of 2016, representing an increase of 0.3%, mainly due to increased sales and the changes in the product mix in the nine months ended September 30, 2017.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights, and scraps. For the nine months ended September 30, 2017, gain on other sales amounted to $5.9 million, as compared to $2.0 million for the nine months ended September 30, 2016, representing an increase of $3.9 million. The increase was mainly due to the gain on disposal of a building of $2.2 million and increased sales volume of materials.

Selling Expenses

Selling expenses were $13.2 million for the nine months ended September 30, 2017, as compared to $12.3 million for the same period of 2016, representing an increase of $0.9 million, or 7.3%, which was mainly due to increased logistics fees related to the increase in revenue.

General and Administrative Expenses

General and administrative expenses were $14.0 million for the nine months ended September 30, 2017, as compared to $12.0 million for the same period of 2016, representing an increase of $2.0 million, or 16.7%, which was mainly due to the allowance for doubtful accounts of $1.0 million and higher payroll expenses.

Research and Development Expenses

Research and development expenses were $23.7 million for the nine months ended September 30, 2017, as compared to $18.8 million for the nine months ended September 30, 2016, representing an increase of $4.9 million, or 26.1%, which was mainly due to increased expenditures on R&D activities for EPS products. The Company’s research and development expenses were mainly used for the development and trial production of EPS and other new products. The Company’s research and development expenditures have continued to be significant in the past several years.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. In the past several years, the Company has continued to purchase advanced manufacturing equipment for newly developed products, hiring senior technicians and actively seeking external technical support.

Income from Operations

Income from operations was $23.2 million for the nine months ended September 30, 2017, compared to $18.0 million for the nine months ended September 30, 2016, representing an increase of $5.2 million, or 28.9%, including an increase of $9.0 million in gross profit, an increase of $3.9 million in gain on other sales and an increase of $7.7 million in operating expenses.

Other Expense/Income, Net

Other expense, net was $0.1 million for the nine months ended September 30, 2017, compared to other income, net of $1.0 million for the nine months ended September 30, 2016, representing an increase in other expense of $1.1 million, primarily as a result of the gain on disposal of a subsidiary amounting to $0.7 million in 2016 whereas there was no such gain in the current period.

Interest Expense

Interest expense was $1.2 million for the nine months ended September 30, 2017, compared to interest expense of $0.5 million for the nine months ended September 30, 2016, representing an increase of $0.7 million, primarily due to the new bank loans borrowed in 2017 and higher interest rates.

Financial Income, Net

Financial income, net, was $1.9 million for the nine months ended September 30, 2017, compared to financial income, net of $1.3 million for the nine months ended September 30, 2016, representing an increase of $0.6 million, or 46.2%, which was mainly due to the interest income of $0.9 million generated from the loan to Henglong Real Estate, one of the Company’s related parties (See Note 5).

Income Before Income Tax Expenses and Equity in Earnings of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $23.9 million for the nine months ended September 30, 2017, compared to $19.8 million for the nine months ended September 30, 2016, representing an increase of $4.1 million, or 20.7%, which was mainly due to an increase in operating income of $5.2 million, an increase in other expense of $1.1 million, an increase in interest expense of $0.7 million and an increase in financial income of $0.6 million.

Income Taxes

Income tax expense was $4.4 million for the nine months ended September 30, 2017, compared to $3.4 million of income tax expense for the nine months ended September 30, 2016, representing an increase of $1.0 million, or 29.4%. The income before income tax increased to $23.9 million for the nine months ended September 30, 2017 from $19.8 million for the same period in 2016 and the effective tax rate increased to 18.2% from 17.3%.

Net Income

Net income was $20.0 million for the nine months ended September 30, 2017, compared to net income of $16.9 million for the nine months ended September 30, 2016, representing an increase of $3.1 million, or 18.3%, which was mainly due to an increase in income before income tax expenses and equity in earnings of affiliated companies of $4.1 million, an increase in income tax of $1.0 million and a decrease in equity in earnings of affiliated companies of $0.1 million.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $0.4 million for the nine months ended September 30, 2017, compared to $0.2 million for the nine months ended September 30, 2016.

The Company owns equity interests in nine non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong and Chongqing Jinghua, which are accounted for under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of September 30, 2017 and 2016.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $19.7 million for the nine months ended September 30, 2017, compared to net income attributable to parent company’s common shareholders of $16.8 million for the nine months ended September 30, 2016, representing an increase of $2.9 million, or 17.3%, which was mainly due to an increase in net income of $3.1 million and an increase in net income attributable to non-controlling interests of $0.2 million.

Privatization Proposal

On August 2, 2017, the Company issued a press release announcing the appointment by the special committee (the “Special Committee”) of the Company’s board of directors (the “Board”) of HoulihanLokey Capital, Inc. as its financial advisor and Kirkland & Ellis as its U.S. legal counsel in connection with its review and evaluation of the previously announced preliminary non-binding proposal letter that the Board received on May 14, 2017 from Mr.Hanlin Chen, the Chairman of the Board of the Company, relating to a possible “going private” transaction, as well as in connection with its review and evaluation of any other sale, merger, business combination or other corporate transaction, with Mr. Chen or any other party, and any other strategic alternatives.

As previously announced, Mr. Chen has submitted a preliminary non-binding proposal to the Board to acquire all of the outstanding shares of common stock of the Company not already beneficially owned by Mr. Chen for $5.45 per share of common stock in cash. Mr. Chen and his affiliates currently beneficially own approximately 56.4% of the issued and outstanding shares of common stock of the Company on a fully diluted and as-converted basis. The proposal is expressly conditioned on approval by a special committee of the Board comprised of independent directors and is subject to a non-waivable condition requiring approval by a majority vote of the Company’s unaffiliated stockholders. The Special Committee, consisting of Mr. Arthur Wong, Mr. Robert Tung and Mr. Guangxun Xu, is empowered to, and will be responsible for, among other things, investigating, evaluating, negotiating and making a recommendation to the Board with respect to the proposal. The Special Committee is also empowered to retain its own independent advisors to assist in the evaluation of the proposal and any alternative proposals.

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

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of September 30, 2017, the Company had cash and cash equivalents and time deposits included in short-term investments of $79.2 million, compared to $61.6 million as of December 31, 2016, representing an increase of $17.6 million, or 28.7%. Short-term investments included pledged short-term investments of $2.1 million and $5.7 million as of September 30, 2017 and December 31, 2016, respectively.

The Company had working capital (total current assets less total current liabilities) of $167.2 million as of September 30, 2017, compared to $161.0 million as of December 31, 2016, representing an increase of $6.2 million, or 3.9%.

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

The Company had short-term loans of $73.6 million (See Note 13) and bankers’ acceptances of $79.9 million (See Note 14) as of September 30, 2017.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be reduced by approximately $12.3 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $12.3 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $8.9 million, which is 72.0%, the mortgage rate, of $12.3 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

	Bank	Due Date	Amount Available (4)	Amount Used		Assessed Mortgage Value(5)
1. Comprehensive credit facilities	Hubei Bank(6)	Sep-2017	$27,121	$6,192		$56,193

2. Comprehensive credit facilities	China Construction Bank	Dec-2017	4,520	653		10,604

3. Comprehensive credit facilities	Shanghai Pudong Development Bank (1)(6)	Oct-2017	19,587	9,608		15,559

4. Comprehensive credit facilities	China CITIC Bank (1)	Sep-2017	60,269	52,990		9,256

	China CITIC Bank (1)	Jul-2019	3,255	2,260		5,730

5. Comprehensive credit facilities	Hua Xia Bank(1)	Jul-2017	30,135	1,784		-

6. Comprehensive credit facilities	China Everbright Bank	Dec-2017	4,520	2,728		7,715

7. Comprehensive credit facilities	ICBC Macau	May-2018	23,844	20,000		23,945

8. Comprehensive credit facilities	HSBC (Brazil) Company Limited	Oct-2017	70	4		75

9. Comprehensive credit facilities	Bank of China (Brazil)	Feb-2018	610	622		904

10. Comprehensive credit facilities	Bank of China (1)	Apr-2018	22,601	8,109		-

11. Comprehensive credit facilities	China Merchants Bank(1)	Apr-2018	15,067	2,117		-

12. Comprehensive credit facilities	Taishin International Bank	Apr-2018	10,000	9,858		12,570

Total			$221,599	$116,925	(2)	$142,551	(3)

Bank Arrangements

As of September 30, 2017, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

(1)	Each of Hubei Henglong’s comprehensive credit facilities with Shanghai Pudong Development Bank is required to be guaranteed by Jielong and Hubei Henglong in addition to the above pledged assets. Each of Hubei Henglong, Henglong, Jiulong, Jielong, Chuguanjie and USAI’s comprehensive credit facilities with China CITIC Bank is required to be guaranteed by Henglong and Hubei Henglong, in addition to the above pledged assets and Henglong’s comprehensive credit facilities with Hua Xia Bank are required to be guaranteed by Hubei Henglong. Each of Hubei Henglong, Henglong, Jiulong, Jielong’s comprehensive credit facilities with Bank of China is required to be guaranteed by Hubei Henglong and Henglong, and Henglong’s comprehensive credit facilities with China Merchants Bank are required to be guaranteed by Hubei Henglong.

(2)	Amount used represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $69.1 million and notes payable of $46.5 million as of September 30, 2017. The remainder of $4.5 million of government loan and $35.7 million of notes payable was secured by bank notes or time deposits without utilization of credit lines.

(3)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of September 30, 2017, the pledged assets included $35.9 million accounts and notes receivable, $1.6 million of time deposits and other pledged assets with assessed value of $105.1 million.

(4)	The amount available is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	The pledged cash deposits were not included in the assessed mortgage value.

(6)	As at the date of this report, the comprehensive credit facilities with Hubei Bank and Shanghai Pudong Development Bank have expired. The Company is negotiating the renewals of the credit facilities with the banks and expects to obtain the renewals in late November 2017. As the Company has obtained sufficient comprehensive lines of credit from other banks, the Company does not anticipate any significant adverse impact on its financial position if the Company fails to renew these credit facilities.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company’s loan terms range from eleven months to eighteen months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1. Equipment with an assessed value of approximately $56.2 million as security for its revolving comprehensive credit facility with Hubei Bank.

2. Land use rights, buildings and equipment with an assessed value of approximately $10.6 million as security for its revolving comprehensive credit facility with China Construction Bank.

3. Land use rights and buildings with an assessed value of approximately $15.6 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.

4. Land use rights and buildings with an assessed value of approximately $9.3 million as security for its comprehensive credit facility with China CITIC Bank Wuhan branch.

5. Land use rights and buildings with an assessed value of approximately $5.7 million as security for its comprehensive credit facility with China CITIC Bank Shenyang branch.

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

As security for the Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount of not less than $23.9 million if the Credit Facility is fully drawn.

On May 5, 2017, the Company drew down the full amount of $20.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $23.9 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB 158.5 million, equivalent to approximately $23.9 million. The Company also paid an arrangement fee of $0.04 million to ICBC Jingzhou. The maturity date of the Credit Facility is May 12, 2018.

8. On April 1, 2016, Brazil Henglong entered into a credit facility agreement with HSBC Brazil to obtain a credit facility in the amount of $0.1 million, the “HSBC Brazil Credit Facility”. The HSBC Brazil Credit Facility expired on October 27, 2017. As security for the HSBC Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide HSBC Brazil with the Standby Letter of Credit for a total amount of $0.1 million if the HSBC Brazil Credit Facility was fully drawn.

On May 6, 2016, Brazil Henglong drew down a loan amounting to $0.1 million provided by HSBC Brazil. The loan matured on October 9, 2017 and had an annual interest rate of 8.2%.Hubei Henglong provided a Standby Letter of Credit for an amount of $0.1 million in favor of HSBC Brazil. Hubei Henglong’s Standby Letter of Credit was issued by China CITIC Bank Wuhan branch and was collateralized by short-term investments of Hubei Henglong of RMB 0.5 million, equivalent to approximately $0.1 million. The Company repaid this bank loan in October 9, 2017.

9. On August 26, 2016, Brazil Henglong entered into a credit facility agreement with Bank of China (Brazil) to obtain a credit facility in the amount of $0.6 million, the “Bank of China Credit Facility”. The Bank of China Credit Facility will expire on January 15, 2018. As security for the Bank of China Credit Facility, the Company’s subsidiary Hubei Henglong is required to provide Bank of China (Brazil) with a Standby Letter of Credit for a total amount of $0.9 million if the Bank of China Credit Facility is fully drawn.

On August 26, 2016, Brazil Henglong drew down a loan amounting to $0.6 million provided by Bank of China (Brazil). The loan will mature on January 15, 2018 and has an annual interest rate of 4.0%. Interest is paid semiannually and the principal repayment is at maturity. Hubei Henglong provided a Standby Letter of Credit for an amount of $0.9 million in favor of Bank of China (Brazil). Hubei Henglong’s Standby Letter of Credit was issued by Bank of China Jingzhou branch and is collateralized by long-term time deposits of Hubei Henglong of RMB 6.0 million, equivalent to approximately $0.9 million.

10. On April 25, 2017, Great Genesis entered into a credit facility agreement with Taishin Bank to obtain a non-revolving credit facility in the amount of $10.0 million, the “Taishin Bank Credit Facility”. The Taishin Bank Credit Facility will expire on April 25, 2018 and has an annual interest rate of 2.7%. Interest is paid quarterly and the principal repayment is payable at maturity. As security for the Taishin Bank Credit Facility, the Company’s subsidiary Henglong is required to provide Taishin Bank with the Standby Letter of Credit for a total amount of not less than $10.0 million if the Taishin Bank Credit Facility is fully drawn.

On April 28, 2017, Great Genesis drew down the full amount of $9.9 million under the Taishin Bank Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $10.0 million in favor of Taishin Bank. Henglong’s Standby Letter of Credit issued by China CITIC Bank Wuchang branch is collateralized by Henglong’s short-term investments of RMB 4.0 million, equivalent to approximately $0.6 million, and notes receivable of RMB 79.4 million, equivalent to approximately $12.0 million.

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

		Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term loan including interest payable	$74,951	$74,951	$-	$-	$-
Notes payable (1)	82,165	82,165	-	-	-
Obligation for investment contract (2)	5,424	-	5,424	-	-
Other contractual purchase commitments, including service agreements	24,676	16,496	8,180	-	-
Total	$187,216	$173,612	$13,604	$-	$-

(1)	Notes payable do not bear interest.

(2)	In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $18.1 million, into the Chongqing Venture Fund in three installments. As of September 30, 2017, Hubei Henglong has completed a capital contribution of RMB 84.0 million, equivalent to approximately $12.7 million, representing 35.0% of the Chongqing Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB 36.0 million, equivalent to approximately $5.4 million, will be paid upon capital calls received from the Chongqing Venture Fund.

Short-term Bank and Government Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of September 30, 2017 (figures are in thousands of USD).

Bank Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
Bank of China (Brazil)	Working Capital	Aug. 26, 2016	18	4.01%	Pay semi annually	Jan. 15, 2018	622

HSBC (Brazil) Company Limited	Working Capital	May 6, 2016	17	8.21%	Pay quarterly	Oct. 9, 2017	4

China CITIC Bank	Working Capital	Nov. 4, 2016	12	5.22%	Pay monthly	Nov. 4, 2017	2,260

China CITIC Bank	Working Capital	Mar. 3, 2017	11	4.99%	Pay in arrear	Feb. 5, 2018	4,896

China CITIC Bank	Working Capital	Mar. 3, 2017	11	4.99%	Pay in arrear	Feb. 6, 2018	4,895

China CITIC Bank	Working Capital	Mar. 3, 2017	11	4.99%	Pay in arrear	Feb. 7, 2018	4,607

China CITIC Bank	Working Capital	Mar. 3, 2017	11	4.99%	Pay in arrear	Feb. 8, 2018	4,318

China CITIC Bank	Working Capital	Mar. 3, 2017	11	4.99%	Pay in arrear	Feb. 2, 2018	4,322

China CITIC Bank	Working Capital	Mar. 3, 2017	11	4.99%	Pay in arrear	Feb. 9, 2018	5,758

Financial Bureau of Jingzhou Development Zone	Working Capital	Apr. 21, 2017	8	0.00%	N/A	Dec. 8, 2017	1,507

ICBC Macau	Working Capital	May 5, 2017	12	2.63%	Pay quarterly	May 4, 2018	20,000

Taishin International Bank	Working Capital	Apr. 28, 2017	12	2.65%	Pay quarterly	Apr. 23, 2018	9,858

Financial Bureau of Jingzhou Development Zone	Working Capital	Aug. 17, 2017	12	1.50%	Pay in arrear	Aug. 16, 2018	3,013

Bank of China (JingzhouShashi)	Working Capital	Sep. 28, 2017	12	4.57%	Pay monthly	Sep. 27, 2018	7,534
Total							$73,594

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

Management believes that the Company complied with such financial covenants as of September 30, 2017, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of September 30, 2017 (figures are in thousands of USD):

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital (1)	6	Oct. 2017	$18,501
Working Capital	6	Nov. 2017	12,057
Working Capital	12	Nov. 2017	2,260
Working Capital	6	Dec. 2017	11,553
Working Capital	6	Jan. 2018	10,982
Working Capital	6	Feb. 2018	11,338
Working Capital	6	Mar. 2018	15,474
Total (See Note 15)			$82,165

(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of September 30, 2017, and believes it will continue to comply with them.

Cash Flows

(a)	Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2017 was $43.0 million, compared with net cash provided by operating activities of $13.1 million for the same period of 2016, representing an increase of $29.9 million, which was mainly due to the net effect of (1) the increase in net income excluding non-cash items by $6.7 million and (2) the increase in cash inflows from movements of operating assets and liabilities by $23.2 million. The increase in cash inflows was primarily due to the offsetting effect of (1) the decrease in cash inflows due to the movement of pledged deposits by $8.5 million, (2) the increase in cash outflows due to the movement of accounts and notes payable by $18.0 million, (3) the increase in cash inflows due to the movement of accounts and notes receivable by $51.3 million, (4) the decrease in cash outflows due to the movement of inventories by $11.8 million, (5) the increase in cash outflows due to the movement of accrued expenses and other payables by $7.5 million and (6) the increase in cash outflows due to the movement of tax payable by $8.2 million.

(b)	Investing Activities

The Company used net cash of $50.5 million in investment activities during the nine months ended September 30, 2017, compared to $46.0 million for the same period of 2016, representing an increase of cash outflows by $4.5 million, which was mainly due to (1) a decrease in purchases of property, plant and equipment of $8.0 million, (2) a decrease in cash used in purchases of short-term investments of $3.2 million, (3) an increase in other receivables of $2.2 million, (4) an increase in cash used in purchase of long-term time deposit by $5.8 million, (5) an increase in proceeds from maturities of short-term investments by $20.5 million and (6) an increase in cash outflows due to a loan to a related party by $29.0 million.

(c)	Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $30.4 million, compared to net cash provided by financing activities of $3.6 million for the same period of 2016, representing an increase of $26.8 million, which was mainly due to the net effect of (1) increased proceeds of $57.9 million from bank and government loans and (2) increased repayments of $32.1 million to banks and the government.

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2016 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10SB12G File No. 000-33123).

3.1(ii)	Bylaws (incorporated by reference from the Form 10SB12G File No. 000-33123).

10.1	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006).

10.2	Stock Exchange Agreement dated August 11, 2014 by and among Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., China Automotive Systems, Inc. and Hubei Henglong Automotive System Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q Quarterly Report on August 13, 2014).

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, were filed on November 9, 2017 formatted in Extensible Business Reporting Language (XBRL):

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: November 9, 2017	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: November 9, 2017	By:	/s/ Jie Li
Jie Li
Chief Financial Officer

