Form 10-K
period 2017-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2018-03-29
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes  ☒               No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐              No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, based upon the price of $4.84 that was the closing price of the common stock as reported on the NASDAQ Stock Market under the symbol “CAAS” on such date, was approximately $40.9 million.

The Company has 31,644,004 shares of Common Stock outstanding as of March 29, 2018.

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

Set forth below is an organizational chart as at December 31, 2017.

China Automotive Systems, Inc. [NASDAQ:CAAS]
↓100%							↓100%
Great Genesis Holdings Limited					Henglong USA Corporation
↓
↓100%								↓70%
Hubei								Shenyang
Henglong								Jinbei
Automotive								Henglong
System Group								Automotive
Co., Ltd.								Steering System
Co., Ltd
"Hubei
Henglong"[1]								"Shenyang"[2]
↓
↓100%	↓100%	↓83.34%	↓77.33%	↓85%	↓70%	↓95.84%	↓100%	↓60%
Jingzhou	Shashi	Universal	Wuhu	Wuhan	Chongqing	CAAS	Hubei	Jingzhou
Henglong	Jiulong	Sensor	Henglong	Jielong	Henglong	Brazil's	Henglong	Qingyan
Automotive	Power	Application	Automotive	Electric	Hongyan	Imports And	Group	Intelligent
Parts	Steering	,Inc.	Steering	Power	Automotive	Trade In	Shanghai	Automotive
Co., Ltd.	Gears		System Co.,	Steering Co.,	System Co.,	Automotive	Automotive	Technology
	Co., Ltd.		Ltd.	Ltd.	Ltd.	Parts Ltd.,	Electronics	Research
							Research and	Institute
							Development	Co., Ltd.
Ltd.,
					"Chongqing	"Brazil	“Shanghai	“Jingzhou
"Henglong"[3]	"Jiulong"[4]	"USAI"[5]	"Wuhu"[6]	"Jielong"[7]	Henglong"[8]	Henglong"[9]	Henglong”[12]	Qingyan”[13]
↓				↓
↓100%				↓85%
Jingzhou				Wuhan
Henglong				Chuguanjie
Automotive				Automotive
Technology				Science
(Testing)				and Technology
Center				Ltd.,

"Testing				"Wuhan
Center"[10]				Chuguanjie"[11]

1.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

2.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

3.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light-duty vehicles.

4.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.

5.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	Jielong was established in 2006 and mainly engages in the production and sales of automobile steering columns.

8.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

9.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sale of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

10.	Testing Center was established in 2009 and mainly engages in the research and development of new products.

11.	In May 2014, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts.

12.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sale of automotive electronics.

13.	In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology.

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

INTELLECTUAL PROPERTY RIGHTS

Intellectual Property rights, “IP,” are important in helping the Company maintain its competitive position. Currently, the Company owns IP rights, including two trademarks covering automobile parts, “HL” and “JL,” and more than eighty-five patents registered in China covering power steering technology. The Company is in the process of integrating new advanced technologies such as electronic chips in power steering systems into its current production line and is pursuing aggressive strategies in technology to maintain a competitive edge within the automobile industry. In December 2009, the Company, through Henglong, formed Testing Center and cooperated with Nanyang Ind. Co. Ltd. and Tsinghua University to engage in the research and development of new products, such as EPS, integral rack and pinion power steering and high pressure power steering, to optimize current products design and to develop new, cost-saving manufacturing processes. In January 2015, Hubei Henglong formed Shanghai Henglong, which mainly engages in the design and sale of automotive electronics, to capture the market opportunities for EPS, which were included in traditional hydraulic power steering products by many automobile makers. In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., which mainly engages in the research and development of intelligent automotive technology.

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

CUSTOMERS

The Company’s five largest customers represented 36.8% of the Company’s total sales for the year ended December 31, 2017. The following table sets forth information regarding the Company’s five largest customers.

Percentage of Total
Name of Major Customers	Revenue in 2017
Fiat Chrysler North America	14.3%
Beiqi Foton	6.3%
Dongfeng Auto Group Co., Ltd.	6.1%
SAIC Motor	5.1%
Zhejiang Geely Holding Group	5.0%
Total	36.8%

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

SALES AND MARKETING

The Company’s sales and marketing team has 121 sales persons, which are divided into an OEM team, a sales service team and a working group dedicated to international business. These sales and marketing teams provide a constant interface with the Company’s key customers. They are located in all major vehicle producing regions to represent more effectively the Company’s customers’ interests within the Company’s organization, to promote their programs and to coordinate their strategies with the goal of enhancing overall service and satisfaction. The Company’s ability to support its customers is further enhanced by its broad presence in terms of sales offices, manufacturing facilities, engineering technology centers and joint ventures.

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

EMPLOYEES AND FACILITIES

As of December 31, 2017, the Company employed approximately 5,319 persons, including approximately:

•	2,081 by Henglong (including Testing Center formed by Henglong) ;
•	913 by Jiulong;
•	353 by Shenyang;
•	32 by USAI;
•	178 by Wuhu;
•	228 by Jielong;
•	52 by Wuhan Chuguanjie;
•	1,239 by Hubei Henglong;
•	17 by HLUSA;
•	150 by Chongqing Henglong;
•	27 by Brazil Henglong; and
•	49 by Shanghai Henglong.

As of December 31, 2017, Henglong, Jiulong, Shenyang, Chongqing, Wuhan Chuguanjie, Hubei Henglong and Wuhu had a manufacturing and administration area of 111,211 square meters, 39,478 square meters, 35,354 square meters, 57,849 square meters, 53,675 square meters, 177,747 square meters and 83,705 square meters, respectively.

Hubei Province, which is home to Dongfeng, one of the largest automakers in China, provides an ample supply of inexpensive but skilled labor to automotive-related industries. The annual production of one of the Company’s main products, power steering gears, was approximately 6.1 million units and 5.6 million units in 2017 and 2016, respectively. Although the production process continues to rely heavily on manual labor, the Company has invested substantially in high-level production machinery to improve capacity and production quality. Approximately $108.4 million was spent over the last three years to purchase professional-grade equipment and extend workshops.

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

The Company’s purchases from its ten largest suppliers represented in the aggregate 20.3% of all components and raw materials it purchased for the year ended December 31, 2017, and none of them provided more than 10% of total purchases.

All components and raw materials are available from numerous sources. The Company has not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally does not carry inventories of these items in excess of what is reasonably required to meet its production and shipping schedules.

RESEARCH AND DEVELOPMENT

The Company owns the Testing Center, a Hubei Provincial-Level technical center, which has been approved by the Hubei Economic Commission. The center has a staff of about 318, including 40 senior engineers and 89 engineers, primarily focusing on steering system R&D, tests, production process improvement and new material and production methodology application.

In addition, the Company has formed Shanghai Henglong to engage in the design and sale of automotive electronics, including key parts of EPS.

The Company believes that its engineering and technical expertise, together with its emphasis on continuing research and development, allow it to use the latest technologies, materials and processes to solve problems for its customers and to bring new, innovative products to market. The Company believes that continued research and development activities, including engineering, are critical to maintaining its pipeline of technologically advanced products. The Company has aggressively managed costs in other portions of its business in order to increase its total expenditures for research and development activities, including engineering, at approximately $33.5 million and $27.7 million for the years ended December 31, 2017 and 2016, respectively. In 2017 and 2016, the sales of such newly developed products accounted for about 22.0% and 18.1%, respectively, of total sales.

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

CHINESE AUTOMOBILE INDUSTRY

The Company is a supplier of automotive parts and most of its operations are located in China. An increase or decrease in the output and sales of Chinese vehicles could result in an increase or decrease of the Company’s results of operations. According to the latest statistics from the China Association of Automobile Manufacturers, “CAAM”, the output and sales volume of passenger vehicles in 2017 was 24.8 million and 24.7 million units, respectively, an increase of 1.6% and 1.4% compared to 2016. The output and sales volume of commercial vehicles in 2017 was 4.2 million and 4.2 million units, respectively, an increase of 13.8% and 14.0% compared to 2016. In 2017, the Company’s sales of steering gears for passenger vehicles and commercial vehicles increased by 6.2% and 15.4%, respectively, compared to 2016.

CAAM expects that sales volume of vehicles in China will grow by 3% in 2018.

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

During the years ended December 31, 2017 and 2016, the Company did not make any material capital expenditures relating to environmental compliance.

FINANCIAL INFORMATION AND GEOGRAPHIC AREAS

Financial information about sales and long-term assets by major geographic region can be found in Note 34, “Segment Reporting” to the consolidated financial statements in this Report. The following table summarizes the percentage of sales and total assets by major geographic regions:

	Net Sales		Long-term assets
	Year Ended December 31,		As of December 31
	2017	2016	2017	2016

Geographic region:
China	76.8%	86.5%	99.2%	99.1%
United States	16.9	12.0	0.5	0.5
Other foreign countries	6.3	1.5	0.3	0.4
Total consolidated	100.0%	100.0%	100.0%	100.0%

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

For the year ended December 31, 2017, approximately 14.3%, 6.3%, 6.1% and 5.1% of the Company’s sales were to Fiat Chrysler North America, Beiqi Foton, Dongfeng Auto Group Co., Ltd., and SAIC Motor, the Company’s four largest customers in 2017, respectively. In total, these four largest customers accounted for 31.8% of total sales in 2017. For the year ended December 31, 2016, approximately 11.5%, 9.1%, 7.3% and 7.0% of the Company’s sales were to Fiat Chrysler North America, JAC, Dongfeng Auto Group Co., Ltd., and SAIC Motor, the Company’s four largest customers in 2016, respectively. In total, these four largest customers accounted for 34.9% of total sales in 2016. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

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

On January 3, 2017, Chongqing Changan Automobile Co., Ltd. registered a recall plan with The General Administration of Quality Supervision, Inspection and Quarantine pursuant to the “Regulation on the Administration of Recall of Defective Auto Products”. The recall plan relates to the recall of 108,642 Eulove vehicles manufactured between November 7, 2012 and November 13, 2015. The recall commenced on March 1, 2017. According to the supplier, the torque sensor on the upper steering shaft subassembly in the recalled vehicles is subject to abnormal wear after long-term usage, posing a safety risk in extreme situations. Chongqing Changan Automotive Co., Ltd. is implementing the recall to replace the upper steering shaft subassembly in the recalled vehicles free of charge to mitigate the safety risk.

On January 22, 2017, Jiangxi Changhe Suzuki Automobile Co., Ltd. registered a recall plan with The General Administration of Quality Supervision, Inspection and Quarantine pursuant to the “Regulation on the Administration of Recall of Defective Auto Products”. The recall plan relates to the recall of 44,169 Liana A6 vehicles manufactured between September 7, 2013 and April 28, 2015. The recall commenced on February 24, 2017. According to the supplier, the electronic-assist ECU may malfunction under certain circumstances, which may lead the steering assist to enter safety protection status, posing a safety risk in extreme situations. Jiangxi Changhe Suzuki Automotive Co., Ltd. is implementing the recall to conduct a technical upgrade of the ECU in the recalled vehicles free of charge to mitigate the safety risk.

Management has concluded that the defect that led to each of the recalls arose due to the erosion of the contact sensor after long-term use only in vehicles equipped with first-generation EPS. The Company has taken technical measures to reduce the contact sensor erosion in first-generation EPS. The contact sensors in current EPS products have been largely replaced by non-contact sensors.

The Company has recorded a warranty expense of $5.0 million relating to the recall plans in 2016 described above, which represents the Company's best estimate of the related costs, in the consolidated financial statements included in this Report (See Note 2).

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

As of December 31, 2017, members of the Company’s management beneficially own approximately 62.2% of the outstanding shares of the Company’s common stock. As a result, except for the related party transactions that require approval of the audit committee of the board of directors of the Company, these majority stockholders have control over decisions to enter into any corporate transaction, which could result in the approval of transactions that might not maximize overall stockholders’ value. Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock. The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders. The Company regularly engages in transactions with entities controlled by one or more of its officers and directors, including those controlled by Mr. Hanlin Chen, the chairman of the board of directors of the Company and its controlling stockholder.

There is a limited public float of the Company’s common stock, which can result in the Company’s stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock or derivative securities.

There is a limited public float of the Company’s common stock. As of December 31, 2017, approximately 37.8% of the Company’s outstanding common stock is considered part of the public float. The term “public float” refers to shares freely and actively tradable on the NASDAQ Capital Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act. As a result of the limited public float and the limited trading volume on some days, the market price of the Company’s common stock can be volatile, and relatively small changes in the demand for or supply of the Company’s common stock can have a disproportionate effect on the market price for its common stock. This stock price volatility could prevent a security holder seeking to sell the Company’s common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

The Company is subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stock” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of December 31, 2017, the closing price for the Company’s common stock was $4.80. If the Company’s stock is a “penny stock”, it may become subject to Rule 15g-9 under the Securities Exchange Act of 1934, the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors,” generally, individuals with a net worth in excess of $1.0 million or annual incomes exceeding $0.2 million, or $0.3 million together with their spouses. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of purchasers to sell any of the Company’s securities in the secondary market.

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

The Company’s long-term business strategy relies on the expansion of its international sales outside China by targeting markets, such as the United States and Brazil. The Company’s net sales outside of China increased from $62.5 million in 2016 to $87.7 million in 2017. Risks affecting the Company’s international expansion include challenges caused by distance, language and cultural differences, conflicting and changing laws and regulations, foreign laws, international import and export legislation, trading and investment policies, foreign currency fluctuations, the burdens of complying with a wide variety of laws and regulations, protectionist laws and business practices that favor local businesses in some countries, foreign tax consequences, higher costs associated with doing business internationally, restrictions on the export or import of technology, difficulties in staffing and managing international operations, trade and tariff restrictions, and variations in tariffs, quotas, taxes and other market barriers. These risks could harm the Company’s international expansion efforts, which could in turn materially and adversely affect its business, operating results and financial condition.

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

The Company receives most of its revenues in Chinese Renminbi, “RMB”. A portion of such revenues will be converted into other currencies to meet the Company’s foreign currency obligations. Foreign exchange transactions under the Company’s capital account, including principal payments in respect of foreign currency-denominated obligations, continue to be subject to significant foreign exchange controls and require the approval of the State Administration of Foreign Exchange in China. These limitations could affect the Company’s ability to obtain foreign exchange through debt or equity financing, or to obtain foreign exchange for capital expenditures.

The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of RMB into foreign currency. In July 2005, the Chinese government has adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”. Between July 2005 to December 2017, the exchange rate between the RMB and the U.S. dollar appreciated from RMB1.00 to $0.1205 to RMB1.00 to $0.1513. Any significant appreciation of the RMB is likely to decrease the income of export products and the cash flow of the Company.

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

On December 25, 2006, the People’s Bank of China, or PBOC, issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by SAFE on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans with Chinese domestic individuals’ participation require approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese domestic individuals who are granted share options or shares by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with the SAFE and complete certain other procedures. As the Company is an offshore listed company, its Chinese domestic directors and employees who may be granted share options or shares shall become subject to the Stock Option Rule. Under the Stock Option Rule, employees stock holding plans, share option plans or similar plans of offshore listed companies with Chinese domestic individuals’ participation must be filed with the SAFE. After the Chinese domestic directors or employees exercise their options, they must apply for the amendment to the registration with the SAFE. As of December 31, 2017, the Company has completed such SAFE registration and other related procedures according to PRC law. If the Company or its Chinese domestic directors or employees fail to comply with these regulations in the future, the Company or its Chinese domestic directors or employees may be subject to fines or other legal sanctions imposed by the SAFE or other Chinese government authorities.

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

The non-U.S. activities of our non-U.S. subsidiaries may be subject to U.S. taxation.

The majority of our subsidiaries are based in China and are subject to income taxes in the PRC. These China-based subsidiaries conduct substantially all of our operations, and generate most of our income in China. The Company is a Delaware corporation and is subject to income tax in the United States. New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

Certain activities conducted in the PRC or other jurisdictions outside of the U.S. may give rise to U.S. corporate income tax. These taxes would be imposed on the Company when its subsidiaries that are controlled foreign corporations (“CFCs”) generate income that is subject to Subpart F of the U.S. Internal Revenue Code, or “Subpart F”. Passive income, such as rents, royalties, interest, dividends, and gain from disposal of our investments, is among the types of income subject to taxation under Subpart F. Any income taxable under Subpart F is taxable in the U.S. at federal corporate income tax rates of up to 21% for taxable years beginning after December 31, 2017. Subpart F income is taxable to the Company, even if it is not distributed to the Company.

The U.S. Tax Reform also includes provisions for a new tax on global intangible low-taxed income (“GILTI”) effective for tax years of non-U.S. corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of CFCs, subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations.

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

		Total Area	Building Area	Original Cost of
Name of Entity	Product	(sq.m.)	(sq.m.)	Equipment	Site
Henglong	Automotive Parts	97,818	20,226	$55,438	Jingzhou City, Hubei Province
		13,393	13,707	$-	Wuhan City, Hubei Province
Jiulong	Power Steering Gear	39,478	23,728	$35,690	Jingzhou City, Hubei Province
Shenyang	Automotive Steering Gear	35,354	10,425	$6,169	Shenyang City, Liaoning Province
Chongqing	Power Steering Gear	57,849	10,413	$2,431	Chongqing City
Jielong(1)	Electric Power Steering	-	-	$4,813	Wuhan City, Hubei Province
Wuhan Chuguanjie	Electric Power Steering	53,675	-	$-	Wuhan City, Hubei Province
USAI(1)	Sensor Modular	-	-	$1,021	Wuhan City, Hubei Province
Hubei Henglong	Automotive Steering Gear	177,747	65,749	$17,438	Jingzhou City, Hubei Province
Wuhu	Automotive Steering Gear	83,705	27,288	$4,610	Wuhu City, Anhui Province
Total		559,019	171,536	$127,610

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

MARKET PRICES OF COMMON STOCK

The Company’s common stock has been traded on the NASDAQ Capital Market under the symbol “CAAS”. The high and low bid intra-day prices of the common stock in 2017 and 2016 were reported on NASDAQ for the time periods indicated on the table below. Accordingly, the table below contains the high and low bid closing prices of the common stock as reported on the NASDAQ for the time periods indicated.

	Price Range
	2017		2016
	High	Low	High	Low
First Quarter	$5.90	$4.38	$5.24	$3.52
Second Quarter	$5.17	$4.41	$4.60	$3.15
Third Quarter	$5.85	$4.71	$4.34	$3.18
Fourth Quarter	$5.35	$4.76	$7.78	$3.76

ISSUER PURCHASES OF EQUITY SECURITIES

On December 18, 2015, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing markets prices or in privately negotiated transactional through December 17, 2016. The repurchase program terminated on December 17, 2016. During the year ended December 31, 2016, under the repurchase program, the Company repurchased 477,015 shares of the Company’s common stock for cash consideration of $1.9 million on the open market. During the year ended December 31, 2017, there were no share repurchases.

STOCKHOLDERS

The Company’s common shares are issued in registered form. Securities Transfer Corporation in Frisco, Texas is the registrar and transfer agent for the Company’s common stock. As of December 31, 2017, there were 31,644,004 shares of the Company’s common stock (excluding 694,298 shares of the Company’s treasury stock) issued and outstanding and the Company had approximately 58 stockholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The securities authorized for issuance under equity compensation plans at December 31, 2017 are as follows:

	Number of securities to be	Weighted average	Number of securities
	issued upon exercise of	exercise price of	remaining available for
Plan category	outstanding options	outstanding options	future issuance
Equity compensation plans approved by security holders	2,200,000	$7.57	1,608,650

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

GENERAL OVERVIEW

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company.” The Company, through its Sino-foreign joint ventures, engages in the manufacture and sales of automotive systems and components in the People’s Republic of China, the “PRC,” or “China.” Genesis, a company incorporated on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, is a wholly-owned subsidiary of the Company. Henglong USA Corporation, “HLUSA,” which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly. Furthermore, the Company owns the following aggregate net interests in the subsidiaries incorporated in the PRC and Brazil as of December 31, 2017 and 2016.

	Aggregate Net Interest
	December 31,	December 31,
Name of Entity	2017	2016
Henglong	100.00%	100.00%
Jiulong	100.00%	100.00%
Shenyang	70.00%	70.00%
USAI	83.34%	83.34%
Wuhu	77.33%	77.33%
Jielong	85.00%	85.00%
Hubei Henglong	100.00%	100.00%
Testing Center	100.00%	100.00%
Chongqing Henglong	70.00%	70.00%
Brazil Henglong	95.84%	80.00%
Wuhan Chuguanjie	85.00%	85.00%
Shanghai Henglong	100.00%	100.00%
Jingzhou Qingyan	60.00%	-

RESULTS OF OPERATIONS

2017 Versus 2016 Comparative

Net Sales and Cost of Sales

For the years ended December 31, 2017 and 2016, net sales and cost of sales are summarized as follows (figures are in thousands of USD):

	Net Sales				Cost of sales
	2017	2016	Change		2017	2016	Change
Henglong	$279,706	$301,367	$(21,661)	-7.2%	$250,507	$263,105	$(12,598)	-4.8%
Jiulong	100,776	76,968	23,808	30.9	87,652	66,944	20,708	30.9
Shenyang	40,182	35,191	4,991	14.2	34,829	30,092	4,737	15.7
Wuhu	25,599	23,968	1,631	6.8	23,636	21,951	1,685	7.7
Hubei Henglong	92,293	57,311	34,982	61.0	66,390	39,975	26,415	66.1
Other Sectors	59,075	46,928	12,147	25.9	49,871	38,446	11,425	29.7
Eliminations	(98,568)	(79,683)	(18,885)	23.7	(98,456)	(79,382)	(19,074)	24.0
Total	$499,063	$462,050	$37,013	8.0%	$414,429	$381,131	$33,298	8.7%

Net Sales

Net product sales were $499.1 million for the year ended December 31, 2017, as compared to $462.1 million for the year ended December 31, 2016, representing an increase of $37.0 million, or 8.0%.

The product mix change also caused an increase in the Company’s net product sales. Net sales of traditional steering products were $378.4 million for the year ended December 31, 2017, compared to $329.7 million for 2016, representing an increase of $48.7 million, or 14.8%. Net sales of EPS were $120.7 million for the year ended December 31, 2017, compared to $129.2 million for 2016, representing a decrease of $8.5 million, or 6.6%. As a percentage of net sales, the sales of EPS was 24.2% for the year ended December 31, 2017, compared to 28.0% for 2016.

The appreciation of the RMB against the U.S. dollar in 2017 also caused an increase in net sales, as more than 80.0% of the Company’s business is conducted in China.

In summary, an increase in sales volume led to a sales increase of $35.3 million, a decrease in average selling price of steering gears led to a sales decrease of $6.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $7.9 million.

Further analysis is as follows:

—	Net sales for Henglong were $279.7 million for the year ended December 31, 2017, compared with $301.4 million for the year ended December 31, 2016, representing a decrease of $21.7 million, or 7.2%, which was mainly due to a decrease in sales of EPS, partially offset by the increase in sales of hydraulic power steering gears. A decrease in sales volume led to a sales decrease of $17.9 million, a decrease in selling price led to a sales decrease of $4.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $1.1 million.

—	Net sales for Jiulong were $100.8 million for the year ended December 31, 2017, compared with $77.0 million for the year ended December 31, 2016, representing an increase of $23.8 million, or 30.9%. An increase in sales volume led to a sales increase of $22.9 million, a decrease in selling price led to a sales decrease of $0.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $1.4 million.

—	Net sales for Shenyang were $40.2 million for the year ended December 31, 2017, compared with $35.2 million for the year ended December 31, 2016, representing an increase of $5.0 million, or 14.2%. The products of Shenyang are mainly sold to Shenyang Brilliance Jinbei Automobile Co., LTD., “Jinbei”. An increase in sales volumes led to a sales increase of $4.5 million, a decrease in selling price led to a sales decrease of $0.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.6 million.

—	Net sales for Wuhu were $25.6 million for the year ended December 31, 2017, compared with $24.0 million for the year ended December 31, 2016, representing an increase of $1.6 million, or 6.7%. The products of Wuhu are mainly sold to Chery Automobile Co., Ltd., “Chery”. An increase in sales volumes led to a sales increase of $4.6 million, a decrease in selling prices led to a sales decrease of $3.3 million and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.3 million.

—	Net sales for Hubei Henglong were $92.3 million for the year ended December 31, 2017, compared with $57.3 million for the year ended December 31, 2016, representing an increase of $35.0 million, or 61.1%. Hubei Henglong’s products are mainly sold to Chrysler and Ford. The significant increase in the sales of Hubei Henglong was mainly due to the new products developed for Chrysler and Ford that began mass production at the end of 2016. An increase in sales volumes led to a sales increase of $34.8 million, a decrease in selling price led to a sales decrease of $0.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $1.1 million.

—	Net sales for Other Sectors were $59.1 million for the year ended December 31, 2017, compared with $46.9 million for the year ended December 31, 2016, representing an increase of $12.2 million, or 26.0%, primarily due to an increase in sales volumes of Jielong, which manufactures automobile steering columns for both HPS and EPS.

Cost of Sales

For the year ended December 31, 2017, the cost of sales was $414.4 million, compared with $381.1 million for the year ended December 31, 2016, representing an increase of $33.3 million, or 8.7%. The increase in cost of sales was mainly due to an increase in sales volumes with a cost of sales increase of $24.1 million, an increase in unit cost with a cost of sales increase of $2.6 million and the appreciation of the RMB against the U.S. dollar with a cost of sales increase of $6.6 million. The increase in the unit cost of sales was primarily due to an increase in the costs of raw materials, such as steel. Further analysis is as follows:

—	Cost of sales for Henglong was $250.5 million for the year ended December 31, 2017, compared with $263.1 million for the year ended December 31, 2016, representing a decrease of $12.6 million, or 4.8%. A decrease in sales volumes resulted in a cost of sales decrease of $14.8 million, an increase in unit material and subcomponents costs led to a cost of sales increase of $1.1 million and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of sales increase of $1.1 million.

—	Cost of sales for Jiulong was $87.7 million for the year ended December 31, 2017, compared with $66.9 million for the year ended December 31, 2016, representing an increase of $20.8 million, or 31.1%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $18.8 million, an increase in unit cost resulting in a cost of sales increase of $1.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $1.0 million.

—	Cost of sales for Shenyang was $34.8 million for the year ended December 31, 2017, compared with $30.1 million for the year ended December 31, 2016, representing an increase of $4.7 million, or 15.6%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $3.9 million, an increase in unit cost resulting in a cost of sales increase of $0.3 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.5 million.

—	Cost of sales for Wuhu was $23.6 million for the year ended December 31, 2017, compared with $22.0 million for the year ended December 31, 2016, representing an increase of $1.6 million, or 7.3%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $1.1 million, an increase in unit cost resulting in a cost of sales increase of $0.3 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.2 million.

—	Cost of sales for Hubei Henglong was $66.4 million for the year ended December 31, 2017, compared with $40.0 million for the year ended December 31, 2016, representing an increase of $26.4 million, or 66.0%. The net increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $25.2 million, an increase in unit cost resulting in a cost of sales increase of $0.6 million and the appreciation of the RMB against U.S. dollar resulting in a cost of sales increase of $0.6 million

—	Cost of sales for Other Sectors was $49.9 million for the year ended December 31, 2017, compared with $38.4 million for the year ended December 31, 2016, representing an increase of $11.5 million, or 29.9%. The increase in cost of sales for Other Sectors was mainly due to the increase in cost of sales of Jielong.

Gross margin was 17.0% for the year ended December 31, 2017, representing a 0.5% decrease from 17.5% for the year ended December 31, 2016, which was primarily due to the product mix change in 2017.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights and scraps. For the year ended December 31, 2017, gain on other sales amounted to $7.6 million, as compared to $3.8 million for the year ended December 31, 2016, representing an increase of $3.8 million, which was due to the gain on disposal of a building of $2.2 million and increased sales volumes of materials.

Selling Expenses

For the years ended December 31, 2017 and 2016, selling expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2017	2016	Increase/(Decrease)	Percentage
Transportation expense	$7,356	$6,136	$1,220	19.9%
Salaries and wages	4,492	4,406	86	2.0%
Marketing and office expense	5,130	3,764	1,366	36.3%
Warehouse rent and inventory handling expenses	2,628	2,523	105	4.2%
Other expense	306	330	(24)	-7.3%
Total	$19,912	$17,159	$2,753	16.0%

Selling expenses were $19.9 million for the year ended December 31, 2017. As compared to $17.2 million for the year ended December 31, 2016, there was an increase of $2.7 million, or 15.7%, which was mainly due to the Company’s increased transportation expense and increases in marketing and office expenses that were related to the increase in revenue.

General and Administrative Expenses

For the years ended December 31, 2017 and 2016, general and administrative expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2017	2016	Increase/(Decrease)	Percentage
Salaries and wages	$7,323	$5,637	$1,686	29.9%
Labor insurance expenses	2,552	2,305	247	10.7%
Maintenance and repair expenses	931	1,312	(381)	-29.0%
Property and other taxes	1,599	1,731	(132)	-7.6%
Provision/(reversal) of allowance for doubtful accounts	1,372	(16)	1,388	-8675.0%
Office expense	2,889	2,519	370	14.7%
Depreciation and amortization expense	963	1,220	(257)	-21.1%
Listing expenses(1)	1,566	1,768	(202)	-11.4%
Others expenses	348	365	(17)	-4.7%
Total	$19,543	$16,841	$2,702	16.0%

(1)	Listing expenses consisted of the costs associated with legal, accounting and auditing fees for operating a public company. The expenses also included share-based compensation expense for options granted to independent directors.

General and administrative expenses were $19.5 million for the year ended December 31, 2017. As compared to $16.8 million for the year ended December 31, 2016, there was an increase of $2.7 million, or 16.1%, which was mainly due to the allowance for doubtful accounts of $1.4 million and the increase in salaries and wages by $1.7 million.

Research and Development Expenses

Research and development expenses, “R&D” expenses, were $33.5 million for the year ended December 31, 2017 as compared to $27.7 million for the year ended December 31, 2016, representing an increase of $5.8 million, or 20.9%, which was mainly due to increased expenditures on R&D activities for EPS products.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce new and innovative products on a cost-competitive basis. In 2017, remaining foreign OEMs significantly increased their demand for EPS, but the related technology in China was still in the research, development and testing stage. In order to expand into the market for EPS, the Company continued its investment in the research and development of EPS in 2017, including assigning the Company’s senior technicians and advanced manufacturing equipment to EPS, establishing the EPS trail-production department, hiring technologists and purchasing advanced technology and testing equipment.

Income from Operations

Income from operations was $19.3 million for the year ended December 31, 2017 as compared to $23.0 million for the year ended December 31, 2016, representing a decrease of $3.7 million, or 16.1%, which was mainly due to an increase of $3.7 million in gross profit and an increase of $3.8 million in gain on other sales, offset by an increase in operating expenses of $11.3 million.

Other Income, Net

Other income, net was $0.7 million for the year ended December 31, 2017 as compared to $ 1.1 million for the year ended December 31, 2016, representing a decrease of $0.4 million, or 36.4%, primarily due to a decrease in government subsidies in 2017.

Interest Expense

Interest expense was $1.8 million for the year ended December 31, 2017 as compared to interest expense of $0.7 million for the year ended December 31, 2016, representing an increase of $1.1 million, primarily due to the new bank and government loan borrowed in 2017 and higher interest rates.

Financial Income, Net

Financial income, net was $2.2 million for the year ended December 31, 2017 as compared to $1.4 million for the year ended December 31, 2016, representing an increase of $0.8 million, or 57.1%, primarily due to the interest income of $1.3 million generated from the loan to Henglong Real Estate, one of the Company’s related parties.

Income Before Income Tax Expenses and Equity in Earnings of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $20.4 million for the year ended December 31, 2017 compared with $24.9 million for the year ended December 31, 2016, a decrease of $4.5 million, or 18.1%, including a decrease in income from operations of $3.7 million, a decrease in other income of $0.4 million, an increase in interest expenses of $1.1 million and an increase in financial income of $0.8 million.

Income Taxes

Income tax expense was $41.6 million for the year ended December 31, 2017 compared to $2.5 million for the year ended December 31, 2016, representing an increase of $39.1 million. The increase in 2017 resulted primarily from a one-time transition tax of $35.6 million recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in April 2018. In addition, withholding tax of $4.0 million was accrued in the fourth quarter of 2017 since the Company plans to distribute dividends from its PRC subsidiaries to the Company in order to fund the payment of such one-time transition tax. Excluding the one-time transition tax and the withholding tax discussed above, income tax expense was $2.0 million, representing a decrease of $0.5 million which was mainly due to the decrease in income before income tax. The effective tax rate (excluding the impact of the one-time transition tax) was consistent from 2016 to 2017 at approximately 10%.

Net (Loss)/Income

Net loss was $18.6 million for the year ended December 31, 2017, compared with net income of $23.0 million for the year ended December 31, 2016, representing a decrease of $41.6 million, mainly due to a decrease in income before income tax expenses of $4.5 million and an increase in income tax expenses of $39.1 million, offset by an increase in equity in earnings of affiliated companies of $2.0 million.

Net Income Attributable to Non-controlling Interests

The Company recorded net income attributable to non-controlling interests of $0.7 million for the year ended December 31, 2017, consistent with $0.5 million for the year ended December 31, 2016.

The Company owns different equity interests in nine non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. All of the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s consolidated financial statements as of December 31, 2017 and 2016, and the share of the income attributable to the holders of the non-controlling interests was presented as net income attributable to non-controlling interest.

Net (Loss)/Income Attributable to Parent Company

Net loss attributable to parent company was $19.3 million for the year ended December 31, 2017. As compared to $22.5 million for the year ended December 31, 2016, there was a decrease of $41.8 million, mainly resulting from the decrease in net income of $41.6 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of December 31, 2017, the Company had cash and cash equivalents and short-term investments of $94.1 million, compared with $61.6 million as of December 31, 2016, an increase of $32.5 million, or 52.8%. Short-term investments included pledged short-term investments of $2.0 million and $5.7 million, respectively, as of December 31, 2017 and 2016.

The Company had working capital (current assets less current liabilities) of $159.1 million as of December 31, 2017, compared with $161.0 million as of December 31, 2016, representing a decrease of $0.9 million, or 0.6%.

Except for the expected distribution of dividends from the Company’s PRC subsidiaries to the Company in order to fund the payment of the one time transition tax due to the U.S. Tax Reform, the Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

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

The Company had short-term loans of $72.7 million, long-term loans of $0.3 million (See Note 13) and bankers’ acceptance notes of $83.8 million (See Note 14) as of December 31, 2017.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances is expected to be reduced by approximately $12.7 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $12.7 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $9.0 million, which is 71.0%, the mortgage ratio, of $12.7 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of December 31, 2017, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD)

	Bank	Due Date	Amount Available (4)	Amount Used(2)	Assessed Mortgage Value(3)

1. Comprehensive credit facilities	Hubei Bank	Nov 2019	27,547	10,829	57,752

2. Comprehensive credit facilities	Shanghai Pudong Development Bank(1)	Jan 2019	19,895	7,148	17,905

3. Comprehensive credit facilities	China CITIC Bank(1)	Oct 2018	78,817	48,899	15,200
	China CITIC Bank	Jul 2019	2,755	2,755	5,820

4. Comprehensive credit facilities	China Everbright Bank	Dec 2018	4,591	4,451	7,836

5. Comprehensive credit facilities	ICBC Macau	May 2018	24,219	20,000	24,334

6. Comprehensive credit facilities	Bank of China (Brazil)(5)	Feb 2018	610	596	918

7. Comprehensive credit facilities	Bank of China(1)	Apr 2018	22,956	12,094	-

8. Comprehensive credit facilities	China Merchants Bank(1)	Apr 2018	15,304	2,621	-

9. Comprehensive credit facilities	Taishin International Bank	Apr 2018	10,000	9,858	12,770

Total			$206,694	$119,251	$142,535

(1)	Each of Hubei Henglong’s comprehensive credit facilities with Shanghai Pudong Development Bank is required to be guaranteed by Jielong and Hubei Henglong in addition to the above pledged assets. Each of Hubei Henglong, Henglong, Jiulong, Jielong, Chuguanjie and USAI’s comprehensive credit facilities with China CITIC Bank is required to be guaranteed by Henglong and Hubei Henglong, in addition to the above pledged assets. Each of Hubei Henglong, Henglong, Jiulong, Jielong’s comprehensive credit facilities with Bank of China is required to be guaranteed by Hubei Henglong and Henglong, and Henglong’s comprehensive credit facilities with China Merchants Bank are required to be guaranteed by Hubei Henglong.

(2)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $ 69.6 million and notes payable of $48.2 million as of December 31, 2017. The remainder of $3.4 million of government loans and $35.6 million of notes payable was secured by bank notes or time deposits without utilization of credit lines.

(3)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of December 31, 2017, the pledged assets included $36.5 million accounts and notes receivable, $1.5 million of time deposits and other pledged assets with assessed value of $115.3 million.

(4)	The “amount available” is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	The comprehensive credit facility provided by Bank of China (Brazil) expired in February 2018 and the bank loan under this facility was repaid in January 2018.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company renewed its existing short-term bank loans and borrowed new bank loans during 2017 at annual interest rates ranging from 1.5% to 5.2%, and the Company’s loan terms range from 11 months to 36 months. The large spread in interest rates was due to the different currencies (interest rates of loans in foreign currencies are normally lower than loans in RMB) and lenders (interest rates for government loans are normally lower than for commercial bank loans). Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1.	Equipment with an assessed value of approximately $57.8 million as security for its revolving comprehensive credit facility with Hubei Bank.

2.	Land use rights and buildings with an assessed value of approximately $10.8 million as security for its revolving comprehensive credit facility with China Construction Bank.

3.	Land use rights and buildings with an assessed value of approximately $17.9 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.

4.	Land use rights and buildings with an assessed value of approximately $15.2 million as security for its comprehensive credit facility with China CITIC Bank Wuhan Branch.

5.	Land use rights and buildings with an assessed value of approximately $5.8 million as security for its comprehensive credit facility with China CITIC Bank Shenyang Branch.

6.	Land use rights and buildings with an assessed value of approximately $7.8 million as security for its comprehensive credit facility with China Everbright Bank.

7.	On April 20, 2017, the Company entered into a Credit Agreement with ICBC Macau to obtain the Credit Facility. The interest rate of the Credit Facility is calculated based on a three-month LIBOR plus 1.30% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. Interest is calculated daily on a 360-day basis and it is to be fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown.

As security for the Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount of not less than $24.3 million if the Credit Facility is fully drawn.

On May 5, 2017, the Company drew down the full amount of $20.0 million under the Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $24.3 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB 159.0 million, equivalent to approximately $24.3 million. The Company also paid an arrangement fee of $0.04 million to ICBC Jingzhou. The maturity date of the Credit Facility is May 12, 2018.

8.	On August 26, 2016, Brazil Henglong entered into a credit facility agreement with Bank of China (Brazil) to obtain a credit facility in the amount of $0.6 million, the “Bank of China Credit Facility”. The Bank of China Credit Facility expired on February 18, 2018 and was not renewed. As security for the Bank of China Credit Facility, the Company’s subsidiary Hubei Henglong was required to provide Bank of China (Brazil) with a Standby Letter of Credit for a total amount of $0.9 million if the Bank of China Credit Facility were to be fully drawn.

On August 26, 2016, Brazil Henglong drew down a loan amounting to $0.6 million provided by Bank of China (Brazil). The loan matured on January 15, 2018 and had an annual interest rate of 4.1%. The loan was repaid on January 16, 2018, and was not renewed. Interest was paid semiannually and the principal repayment was at maturity. Hubei Henglong provided a Standby Letter of Credit for an amount of $0.9 million in favor of Bank of China (Brazil). Hubei Henglong’s Standby Letter of Credit was issued by Bank of China Jingzhou branch and is collateralized by long-term time deposits of Hubei Henglong of RMB 6.0 million, equivalent to approximately $0.9 million.

9.	On April 25, 2017, Great Genesis entered into a credit facility agreement with Taishin Bank to obtain a non-revolving credit facility in the amount of $10.0 million, the “Taishin Bank Credit Facility”. The Taishin Bank Credit Facility expires on April 25, 2018 and has an annual interest rate of 2.7%. Interest is paid quarterly and the principal repayment is at maturity. As security for the Taishin Bank Credit Facility, the Company’s subsidiary Henglong was required to provide Taishin Bank with the Standby Letter of Credit for a total amount of not less than $10.0 million if the Taishin Bank Credit Facility is fully drawn.

On April 28, 2017, Great Genesis drew down a loan amounting to $9.9 million provided by Taishin Bank and Henglong provided a Standby Letter of Credit for an amount of $10.0 million in favor of Taishin Bank. Henglong’s Standby Letter of Credit was issued by China CITIC Bank Wuchang branch and is collateralized by short-term investments of Henglong of RMB 4.0 million, equivalent to approximately $0.6 million and notes receivable of RMB 79.4 million, equivalent to approximately $12.2 million.

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

	Payment Due Dates
	( in thousands of USD)
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	Years
Short-term and long-term loans including interest payable	$73,899	$73,565	$334	$-	$-
Notes payable(1)	83,848	83,848	-	-	-
Taxes payable and withholding tax liabilities due to U.S. Tax Reform (Note 27)	39,516	3,161	6,322	6,322	23,711
Obligation for investment contract(2)	6,428	6,428	-	-	-
Other contractual purchase commitments, including service agreements	25,317	18,253	7,064	-	-
Total	$229,008	$185,255	$13,720	$6,322	$23,711

(1)	Notes payable do not bear interest.

(2)

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $18.0 million, representing 17.1% of Chongqing Venture Fund’s shares. As of December 31, 2017, Hubei Henglong has completed a capital contribution of RMB 84.0 million, equivalent to approximately $12.7 million, representing 23.5% of Chongqing Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB 36.0 million, equivalent to approximately $5.5 million, will be paid upon capital calls received from the Chongqing Venture Fund.

In November 2017, Hubei Henglong entered into an agreement with other parties to form Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”. The capital contribution will be RMB 6.0 million, equivalent to approximately $0.9 million, representing 60.0% of Jingzhou Qingyan’s shares, and will be paid in 2018.

Short-term and Long-term Loans

The following table summarizes the contract information of short-term and long-term borrowings between the banks, government and the Company as of December 31, 2017 (figures are in thousands of USD).

Bank Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
Bank of China (Brazil)	Working Capital	Aug. 26, 2016	17	Libor 6 months +2.5%	Pay semi annually	Jan. 15, 2018	596

China CITIC Bank	Working Capital	Mar. 3, 2017	11	4.99%	Pay in arrear	Feb. 5, 2018	4,973

China CITIC Bank	Working Capital	Mar. 3, 2017	11	4.99%	Pay in arrear	Feb. 6, 2018	4,972

China CITIC Bank	Working Capital	Mar. 3, 2017	11	4.99%	Pay in arrear	Feb. 7, 2018	4,679

China CITIC Bank	Working Capital	Mar. 3, 2017	11	4.99%	Pay in arrear	Feb. 8, 2018	4,386

China CITIC Bank	Working Capital	Mar. 3, 2017	11	4.99%	Pay in arrear	Feb. 2, 2018	4,390

China CITIC Bank	Working Capital	Mar. 3, 2017	11	4.99%	Pay in arrear	Feb. 9, 2018	5,848

China CITIC Bank	Working Capital	Nov. 1, 2017	12	5.22%	Pay monthly	Nov. 1, 2018	2,296

Taishin International Bank	Working Capital	Apr. 28, 2017	12	2.65%	Pay quarterly	Apr. 23, 2018	9,858

ICBC Macau	Working Capital	May 5, 2017	12	Libor 3 months +1.3%	Pay quarterly	May 4, 2018	20,000

Financial Bureau of Jingzhou Development Zone	Working Capital	Aug. 17, 2017	12	1.50%	Pay in arrear	Aug. 16, 2018	3,061

Bank of China (Jingzhou Shashi)	Working Capital	Sep. 28, 2017	12	4.57%	Pay monthly	Sep. 27, 2018	7,652

Wuhu Municipal Science and Technology Bureau	Working Capital	Nov. 13, 2017	36	4.75%	Pay quarterly	Nov. 12, 2020	306

Total							$73,017

The Company must use the loans for the purpose described in the table. For the bank loan with Bank of China (Jingzhou Shashi) and the government loan with Wuhu Municipal Science and Technology Bureau, if the Company fails to do so, it will be charged a penalty interest at 50% to 100% of the specified loan rate listed in the table above or early repayment will be triggered. Except for the loan granted by ICBC Macau as disclosed in the section “Capital Source” above, the Company has to pay interest at the interest rate described in the table on the 20th of each month, quarter or semiannual period, as applicable. If the Company fails to do so, it will be charged compound interest at the specified rate in the above table. The Company has to repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged a penalty interest at 30% to 50% of the specified loan rate.

Management believes that the Company had complied with such financial covenants as of December 31, 2017, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of December 31, 2017 (figures are in thousands of USD):

			Amount Payable on
Purpose	Term (Month)	Due Date	Due Date
Working Capital(1)	6	Jan, 2018	$13,286
Working Capital(1)	6	Feb, 2018	11,523
Working Capital(1)	6	Mar, 2018	15,801
Working Capital	6	Apr, 2018	16,469
Working Capital	6	May, 2018	14,892
Working Capital	6	Jun, 2018	11,877
Total (See Note 14)			$83,848

(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of December 31, 2017, and believes it will continue to comply with them.

Cash flows

(a)	Operating Activities

Net cash provided by operating activities for the year ended December 31, 2017 was $50.2 million, compared with net cash provided of $11.8 million for the year ended December 31, 2016, representing an increase of $38.4 million, which was mainly due to the net effect of (1) the decrease in net income excluding non-cash items by $35.2 million primarily because of the one-time transition tax of $35.6 million recognized in the fourth quarter of 2017 and (2) the increase in cash inflows from movements of operating assets and liabilities by $73.6 million. The increase in cash inflows was primarily due to the net effect of (1) the increase in cash inflows due to the movement of accounts and notes receivable by $87.2 million compared to 2016 as the Company strengthened the collection of accounts receivable, (2) the decrease in cash outflows due to the movement of advance payments and others by $1.8 million, (3) the decrease in cash outflows due to the movement of inventories by $3.3 million, (4) the increase in cash inflows due to the movement of pledged deposits by $2.1 million, (5) the increase of cash inflows due to the movement of customer deposits by $1.1 million, (6) the increase in cash inflows due to the movement of long-term taxes payable by $35.6 million, (7) the decrease in cash inflows due to the movement of accounts and notes payable by $32.9 million, (8) the increase of cash outflows due to the movement of tax payable by $11.7 million and (9) the decrease of cash inflows due to the movement of accrued expenses and other payables by $10.0 million.

(b)	Investing Activities

The Company used net cash of $47.3 million in investment activities during the year ended December 31, 2017, compared to $52.2 million in 2016, representing a decrease of $4.9 million, which was mainly due to the net effect of (1) an increase in cash received from maturities of short-term investments and long-term time deposits by $15.1 million, (2) a decrease in cash paid to acquire property, plant and equipment of $12.5 million, (3) an increase in repayment of the loan to a related party by $10.6 million, (4) an increase in the loan to a related party of $29.0 million, (5) a decrease in cash received from disposal of Fujian Qiaolong by $2.0 million and (6) a decrease in cash inflows due to the movement of other receivables by $2.2 million.

(c)	Financing Activities

During the year ended December 31, 2017, the Company had net cash of $28.5 million provided by financing activities, compared to net cash of $4.4 million provided by financing activities for 2016, representing an increase of $24.1 million, which was mainly due to the net effect of (1) an increase in proceeds from bank and government loans by $57.9 million, (2) a decrease in payments to repurchase common stock by $1.9 million and (3) an increase in repayments of bank and government loans by $36.2 million.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2017 and 2016, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

At December 31, 2017, the Company did not enter into any other commitments except those cash requirements disclosed in the Liquidity and Capital Resources section.

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

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. During 2017, the Company mainly supplied products to North America and settled in cash in U.S. dollars. As a result, appreciation or currency fluctuation of the RMB against the U.S. dollar would increase the cost of export products, and adversely affect the Company’s financial performance.

In July 2005, the Chinese government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During December 2016 to December 2017, the exchange rate between RMB and U.S. dollar depreciated from RMB1.00 to $0.1439 to RMB1.00 to $0.1513. The depreciation of the RMB may continue. Significant depreciation of the RMB is likely to decrease the Company’s income generated from China.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which was further updated by ASU No. 2016-08 in March 2016, ASU No.2016-10 in April 2016 and ASU No.2016-11 in May 2016. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. The Company has evaluated its material contracts, and has concluded that the impact of adopting the standard on its consolidated financial statements and related disclosures will not be material. The Company will adopt the standard on a modified retrospective basis in 2018.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address specific consequences of the U.S. Tax Reform. The update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Reform. The accounting update is effective January 1, 2019, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the U.S.Tax Reform is recognized. The Company is currently evaluating the impact of the new standard on the Company's consolidated financial statements.

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

The value of the RMB fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the RMB is not readily convertible into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of RMB into foreign currencies such as the U.S. dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On December 31, 2017 and 2016, the exchange rates of RMB against U.S. dollar were RMB1.00 to $0.1513 and RMB1.00 to $0.1439, respectively. Any significant future appreciation of the RMB is likely to decrease the amount of export products, thus decreasing the Company’s income generated from overseas.

In order to mitigate the currency exchange rate risk, the Company has inserted a currency exchange rate fluctuation compensation provision in its sales contracts with its international customers to the effect that both parties will bear 50% of such loss when the fluctuation is over 8% within that contract year.

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not require collateral or other security to support client receivables since most of its customers are large, well-established companies. The Company's credit risk is also mitigated because its customers are all selected enterprises supported by the local government. One customer, Fiat Chrysler North America, accounted for more than 10% (14.3%) of the Company’s consolidated revenues in 2017. The Company maintains an allowance for doubtful accounts for any potential credit losses related to its trade receivables. The Company does not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies and the Company does not hold or issue derivative financial instruments for trading or speculative purposes.

INTEREST RATE RISK

The Company’s exposure to changes in interest rates results primarily from its credit facility borrowings. As of December 31, 2017, the Company had $73.0 million of outstanding indebtedness, which is subject to interest rate fluctuations. Based on the amount of such borrowings as of December 31, 2017, it is expected that a hypothetical 100 basis point increase in the then current LIBOR rate would increase the Company’s interest expense by $0.21 million on an annual basis.

The Company’s level of outstanding indebtedness fluctuates from time to time and may result in additional payable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)	The financial statements required by this item begin on page 70.
(b)	Selected quarterly financial data for the past two years are summarized in the following table (figures are in thousands of USD, except those for items headed “Basic” and “Diluted”):

	Quarterly Results of Operations
	First		Second		Third		Fourth
	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$119,308	$116,854	$117,660	$101,017	$118,365	$94,626	$143,730	$149,553
Gross profit	21,629	21,012	24,061	18,148	22,487	19,985	16,457	21,774
Income/(loss) from operations	7,230	7,054	11,071	5,276	4,919	5,703	(3,950)	4,983
Net income	5,938	5,545	8,881	5,515	5,228	5,859	(38,686)	6,058
Net income/(loss) attributable to non-controlling interest	224	(164)	(40)	151	169	177	354	302
Net income/(loss) attributable to parent company’s common shareholders	5,714	5,709	8,921	5,364	5,059	5,682	(39,040)	5,756
Net income/(loss) attributable to parent company’s common shareholders per share-
Basic	$0.18	$0.18	$0.28	$0.17	$0.16	$0.18	$(1.23)	$0.18
Diluted	$0.18	$0.18	$0.28	$0.17	$0.16	$0.18	$(1.23)	$0.18

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

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

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2017 and determined that internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2017. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)

Hanlin Chen	60	Chairman of the Board

Robert Tung	61	Director

Guangxun Xu	67	Director

Arthur Wong	58	Director

Qizhou Wu	53	Chief Executive Officer and Director

Jie Li	48	Chief Financial Officer

Andy Tse	47	Senior Vice President

Yijun Xia	55	Vice President

Haimian Cai	54	Vice President

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

Arthur Wong has been an independent director of the Company since May 2012 and is the chairman of the audit committee and a member of the compensation and nominating committees of the Board of Directors. Mr. Wong is currently the chief financial officer of Beijing Radio Cultural Transmission Company Limited, a music production and music data management service company, and an independent director and chairman of the audit committee of Daqo New Energy Corp. (NYSE: DQ) and China Maple Leaf Educational Systems Limited (HKSE: 1317). Mr. Wong was formerly the chief financial officer of GreenTree Inns Hotel Management Group, Nobao Renewable Energy, and Asia New-Energy. Prior to that, he worked at Deloitte Touche Tohmatsu from 1982 to 2008, in that firm’s San Jose, Hong Kong and Beijing offices, and most recently as a partner in the Beijing office. Mr. Wong received a Bachelor of Science in Applied Economics degree from the University of San Francisco and was awarded a Higher Diploma of Accountancy from Hong Kong Polytechnic. His professional affiliations include being a member of the American Institute of Certified Public Accountants, the Hong Kong Institute of Certified Public Accountants and the Chartered Association of Certified Accountants.

Robert Tung has been an independent director of the Company since September 2003. He is a member of the audit and nominating committees, and the chairman of the compensation committee of the Board of Directors. Mr. Tung has been engaging in the real and commodity trading and consultation in the energy sector in the past fifteen years. Mr. Tung was granted the Grand China sales representative position from TRI Products, Inc., a well-known North American scrap metals, scrap plastics, and spent battery supplier. Mr. Tung is currently the managing director of North-South Resource International Ltd. which consults on the trading of crude oil, fuel oil, diesel and jet fuels. In addition, Mr. Tung is currently developing the produce distribution channel for selling "green" food in Northern Taiwan.

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

Performance Bonus

a.	Grantees: Mr. Hanlin Chen, Mr. Qizhou Wu, Mr. Andy Tse, Mr. Jie Li, and Mr. Yijun Xia.
b.	Conditions: based on the Company’s consolidated financial statements, (i) the year over year growth rate of sales for 2017 must be 5% or higher; or (ii) the year over year growth rate of sales for 2017 must be 10% or higher;
c.	Bonus: If condition (i) is satisfied, 25% of each officer’s annual salary in 2017. If condition (ii) is satisfied, 50% of each officer’s annual salary in 2017.

The Company accrued 25% of the annual salary as performance bonus for each Named Executive Officer in 2017 as the Company reached the above condition (i).

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

There were no stock options granted to management in 2017.

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

Compensation Tables

Executive Officers

The compensation that Named Executive Officers received for their services for fiscal years ended 2017 and 2016 were as follows (figures are in thousands of USD):

Name and principal position	Year	Salary (1)	Bonus (2)	Option Awards (3)	Total
Hanlin Chen (Chairman)	2017	$246	$62	$-	$308
	2016	$246	$-	$-	$246

Qizhou Wu (CEO)	2017	$164	$41	$-	$205
	2016	$164	$-	$-	$164

Jie Li (CFO)	2017	$98	$25	$-	$123
	2016	$98	$-	$-	$98

Haimian Cai (Vice President)	2017	$150	$-	$-	$150
	2016	$150	$-	$-	$150

(1)	Salary – Please refer to Base Salary disclosed under “Elements of compensation” section above for further details.

(2)	Bonus – Please refer to Performance Bonus disclosed under “Elements of compensation” section above for further details.

(3)	Option Awards – Please refer to Stock Option Awards disclosed under “Elements of compensation” section above for further details.

For detailed information on option exercises and stock vested, please see Note 19 to the consolidated financial statements in this report.

Compensation for Directors

Based on the number of the board of directors’ service years, workload and performance, the Company decides on their pay. The management believes that the pay for the members of the Board of Directors was appropriate as of December 31, 2017. The compensation that directors received for serving on the Board of Directors for fiscal year 2017 was as follows (figures are in thousands of USD):

Name	Fees earned or paid in cash	Option awards(1)	Total
Robert Tung	$140	$33	$173
Guangxun Xu	$134	$33	$167
Arthur Wong	$140	$33	$173

(1)	Other than the cash payment based on the number of a director’s service years, workload and performance, the Company grants 7,500 option awards to each director every year. In accordance with ASC Topic 718, the cost of the above mentioned stock options issued to directors was measured on the grant date based on their fair value. The fair value is determined using the Black-Scholes option pricing model and certain assumptions. Please see Note 19 to the consolidated financial statements in this Report.

The cost of the above-mentioned compensation paid to directors was measured based on investment, operating, technology, and consulting services they provided. All other directors did not receive compensation for their service on the Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose of or direct the disposition of, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 31,644,004 shares of common stock outstanding at December 31, 2017 (exclusive of 694,298 shares of treasury stock).

Name/Title	Total Number of Shares	Percentage Ownership
Hanlin Chen, Chairman(1)	17,849,014	56.41%
Li Ping Xie(1)	17,849,014	56.41%
Wiselink Holdings Limited, “Wiselink”(1)	17,849,014	56.41%
Qizhou Wu, CEO and Director	1,325,136	4.19%
Robert Tung, Director	7,500	0.02%
Arthur Wong, Director	3,000	0.01%
Haimian Cai, Director	-	-%
Jie Li, CFO(2)	83,403	0.26%
Tse Andy, Sr. VP	400,204	1.26%
Yijun Xia, VP	17,200	0.05%

All Directors and Executive Officers (8 persons)	19,685,457	62.20%

(1)	These 17,849,014 shares of common stock include: (i) 13,322,547 shares of common stock beneficially owned by Mr. Hanlin Chen; (ii) 1,502,925 shares of common stock beneficially owned by Ms. Liping Xie, Mr. Hanlin Chen’s wife; and (iii) 3,023,542 shares of common stock beneficially owned by Wiselink, a company controlled by Mr. Hanlin Chen.

(2)	Includes 50,000 shares held as nominee for Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. On October 13, 2014, the Company issued 4,078,000 of its common shares in a private placement to nominee holders of Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. for the acquisition of the 19.0% and 20.0% equity interest in Jiulong and Henglong held by Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd., respectively. All of the nominee holders of Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. are unrelated parties except for Mr. Jie Li (CFO).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the information required by Item 13 please refer to Note 2 (Basis of Presentation and Significant Accounting Policies–Certain Relationships and Related Transactions) and Note 30 (Related Party Transactions) to the consolidated financial statements in this Report.

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

The following table sets forth the aggregate fees for professional audit services rendered by PricewaterhouseCoopers for the audit of the Company’s annual financial statements and other services provided in the fiscal years 2017 and 2016. The Audit Committee has approved all of the following fees (figures are in thousands of USD):

	Fiscal Year Ended
	2017	2016
Audit Fees	$708	$666
Other Fees	80	-
Total Fees	$788	$666

AUDIT COMMITTEE’S PRE-APPROVAL POLICY

During the fiscal years ended December 31, 2017 and 2016, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS

1.	Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers Zhong Tian LLP

2.	Consolidated Balance Sheets as of December 31, 2017 and 2016

3.	Consolidated Statements of Income for the years ended December 31, 2017 and 2016

4.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016

5.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and 2016

6.	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

7.	Notes to Consolidated Financial Statements

(b) EXHIBITS

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit
Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002)

10.5	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006)

10.20	Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed on April 2, 2008)

10.21	English Translation of the Sino-Foreign Equity Joint Venture Contract dated January 24, 2010 between Great Genesis Holdings Limited and Beijing Hainachuan Auto Parts Co., Ltd. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2009 filed on March 25, 2010)

21	Schedule of Subsidiaries (incorporated by reference to Note 1 of the consolidated financial statements of the Company in this Annual Report on Form 10-K)

23.1	Consent of PricewaterhouseCoopers Zhong Tian LLP*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 29, 2018, formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income;
(iii)	Consolidated Statements of Comprehensive Income;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Related notes.

*	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: March 29, 2018		/s/ Qizhou Wu

	Name:	Qizhou Wu

	Title:	Chief Executive Officer and President

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

Dated: March 29, 2018		/s/ Hanlin Chen
	Name:	Hanlin Chen
	Title:	Chairman and Director

Dated: March 29, 2018		/s/ Qizhou Wu
	Name:	Qizhou Wu
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: March 29, 2018		/s/ Jie Li
	Name:	Jie Li
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 29, 2018		/s/ Robert Tung
	Name:	Robert Tung
	Title:	Director

Dated: March 29, 2018		/s/ Guangxun Xu
	Name:	Guangxun Xu
	Title:	Director

Dated: March 29, 2018		/s/ Arthur Wong
	Name:	Arthur Wong
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO BOARD OF DIRECTORS AND STOCKHOLDERS OF

CHINA AUTOMOTIVE SYSTEMS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Automotive Systems, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers Zhong Tian LLP
PricewaterhouseCoopers Zhong Tian LLP
Shanghai, People’s Republic of China
March 29, 2018

We have served as the Company's auditor since 2010.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands of USD, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$64,558	$31,092
Pledged cash	31,535	30,799
Short-term investments	29,587	30,475
Accounts and notes receivable, net - unrelated parties	274,989	285,731
Accounts and notes receivable, net - related parties	19,086	20,984
Advance payments and others - unrelated parties	12,790	10,203
Advance payments and others - related parties	20,841	624
Inventories	79,217	68,050
Total current assets	532,603	477,958
Non-current assets:
Long-term time deposits	-	865
Property, plant and equipment, net	126,033	101,478
Intangible assets, net	661	617
Other receivables, net - unrelated parties	2,188	2,252
Advance payment for property, plant and equipment - unrelated parties	9,657	14,506
Advance payment for property, plant and equipment - related parties	5,264	5,005
Long-term investments	27,596	16,431
Deferred tax assets	13,367	12,587
Total assets	$717,369	$631,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank and government loans	$72,711	$40,820
Accounts and notes payable - unrelated parties	233,048	216,993
Accounts and notes payable - related parties	7,168	6,803
Customer deposits	1,128	700
Accrued payroll and related costs	8,577	6,971
Accrued expenses and other payables	40,127	35,882
Accrued pension costs	4,051	4,130
Taxes payable	5,927	11,674
Amounts due to shareholders/directors	343	312
Advances payable (current portion)	383	382
Total current liabilities	373,463	324,667
Long-term liabilities:
Long-term government loan	306	608
Advances payable	359	339
Deferred tax liabilities	4,393	193
Long-term taxes payable	32,719	-
Total liabilities	411,240	325,807
Commitments and Contingencies (Note 31)
Stockholders’ Equity
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued – 32,338,302 and 32,338,302 shares at December 31, 2017 and 2016, respectively	3	3
Additional paid-in capital	64,406	64,764
Retained earnings-
Appropriated	10,707	10,549
Unappropriated	209,459	228,963
Accumulated other comprehensive income/(loss)	17,780	(892)
Treasury stock – 694,298 and 694,298 shares at December 31, 2017 and 2016, respectively	(2,907)	(2,907)
Total parent company stockholders’ equity	299,448	300,480
Non-controlling interests	6,681	5,412
Total stockholders’ equity	306,129	305,892
Total liabilities and stockholders’ equity	$717,369	$631,699

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands of USD, except share and per share amounts)

	Year Ended December 31,
	2017	2016

Net product sales ($37,583 and $39,845 sold to related parties for the years ended December 31, 2017 and 2016)	$499,063	$462,050
Cost of products sold ($28,994 and $27,747 purchased from related parties for the years ended December 31, 2017 and 2016)	414,429	381,131
Gross profit	84,634	80,919
Net gain on other sales	7,635	3,803
Operating expenses:
Selling expenses	19,912	17,159
General and administrative expenses	19,543	16,841
Research and development expenses	33,544	27,706
Total operating expenses	72,999	61,706
Operating income	19,270	23,016
Other income, net	678	1,116
Interest expense	1,753	656
Financial income, net	2,180	1,428
Income before income tax expenses and equity in earnings of affiliated companies	20,375	24,904
Less: Income taxes	41,633	2,484
Add: Investment income, net	2,619	557
Net (loss)/income	(18,639)	22,977
Net income attributable to non-controlling interest	707	466
Net (loss)/income attributable to parent company’s common shareholders	(19,346)	22,511

Net (loss)/income attributable to parent company’s common shareholders per share –
Basic	$(0.61)	$0.70

Diluted	$(0.61)	$0.70

Weighted average number of common shares outstanding –
Basic	31,644,004	31,954,407
Diluted	31,646,897	31,957,052

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2017	2016

Net (loss)/income	$(18,639)	$22,977
Other comprehensive income/(loss):
Foreign currency translation income/(loss)	19,384	(19,996)
Comprehensive income	745	2,981
Comprehensive income/(loss) attributable to non-controlling interest	1,352	(226)
Comprehensive (loss)/income attributable to parent company	$(607)	$3,207

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands of USD, except share and per share amounts)

	2017	2016

Common Stock
Balance at January 1, 2017 and 2016 – 32,338,302 and 32,338,302 shares, respectively	$3	$3
Balance at December 31, 2017 and 2016 – 32,338,302 and 32,338,302 shares, respectively	$3	$3

Additional Paid-in Capital
Balance at January 1	$64,764	$64,627
Stock-based compensation	100	137
Acquisition of the non-controlling interest in Brazil Henglong	(458)	-
Balance at December 31	$64,406	$64,764

Retained Earnings— Appropriated
Balance at January 1	$10,549	$10,379
Appropriation of retained earnings	158	170
Balance at December 31	$10,707	$10,549

Unappropriated
Balance at January 1	$228,963	206,622
Net (loss)/income attributable to parent company	(19,346)	22,511
Appropriation of retained earnings	(158)	(170)
Balance at December 31	$209,459	$228,963

Accumulated Other Comprehensive (Loss)/Income
Balance at January 1	$(892)	18,412
Other comprehensive loss related to the non-controlling interests acquired by the Company	(67)	-
Net foreign currency translation adjustment attributable to parent company	18,739	(19,304)
Balance at December 31	$17,780	$(892)

Treasury Stock
Balance at January 1, 2017 and 2016 – 694,298 and 217,283 shares, respectively	(2,907)	(1,000)
Repurchase of common stock in 2017 and 2016 – nil and 477,015 shares, respectively	-	(1,907)
Balance at December 31, 2017 and 2016 – 694,298 and 694,298 shares, respectively	$(2,907)	(2,907)

Total parent company stockholders’ equity	$299,448	$300,480

Non-controlling Interest
Balance at January 1	$5,412	$8,252
Net foreign currency translation adjustment attributable to non-controlling interest	645	(692)
Net income attributable to non-controlling interest	707	466
Other comprehensive income related to the non-controlling interests acquired by the Company	67	-
Acquisition of the non-controlling interest in Brazil Henglong	458	-
Non-controlling interests change due to the disposal of Fujian Qiaolong	-	(2,150)
Distribution of retained earnings	(608)	(464)
Balance at December 31	$6,681	$5,412

Total stockholders' equity	$306,129	$305,892

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2017	2016

Cash flows from operating activities:
Net income	$(18,639)	$22,977
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	100	137
Depreciation and amortization	15,358	13,926
Deferred income taxes	4,143	(1,628)
Inventory write downs	5,109	3,210
Accrual/(reversal) of provision for doubtful accounts	887	(21)
Equity in earnings of affiliated companies	(2,617)	(556)
Gain on disposal of Fujian Qiaolong	-	(698)
Gain on disposal of fixed assets	(2,184)	(23)
Changes in operating assets and liabilities (net of the impact of disposal of Fujian Qiaolong):
(Increase) decrease in:
Pledged cash	1,254	(799)
Accounts and notes receivable	30,908	(56,251)
Advance payments and other	(529)	(2,331)
Inventories	(12,156)	(15,442)
Increase (decrease) in:
Accounts and notes payable	2,533	35,455
Customer deposits	411	(646)
Accrued payroll and related costs	1,182	1,143
Accrued expenses and other payables	560	10,548
Accrued pension costs	(331)	(231)
Taxes payable	(8,555)	3,130
Long-term taxes payable	32,719	-
Advances payable	-	(75)
Net cash provided by operating activities	50,153	11,825

Cash flows from investing activities:
Purchase of short-term investments and long-term time deposits	(32,145)	(28,210)
Proceeds from maturities of short-term investments and long-term time deposits	35,780	20,657
Decrease in other receivables	198	2,388
Cash received from disposal of Fujian Qiaolong	-	1,953
Cash received from property, plant and equipment sales	2,231	1,284
Cash paid to acquire property, plant and equipment (including $9,791 and $8,021 paid to related parties for the years ended December 31, 2017 and 2016, respectively)	(27,096)	(39,585)
Cash paid to acquire intangible assets	(201)	(161)
Loan to a related party	(29,044)	-
Cash received from repayment of the loan to a related party	10,591	-
Investment under equity method	(7,629)	(10,556)
Net cash used in investing activities	(47,315)	(52,230)

Cash flows from financing activities:
Proceeds from bank and government loans	72,237	14,313
Repayment of bank and government loans	(43,154)	(6,973)
Repurchase of common stock	-	(1,907)
Dividends paid to the holders of the Company’s common stock	-	(544)
Dividends paid to the non-controlling interest holders of joint venture companies	(623)	(464)
Net cash provided by financing activities	28,460	4,425

Cash and cash equivalents affected by foreign currency	2,168	(2,604)
Net increase/(decrease) in cash and cash equivalents	33,466	(38,584)
Cash and equivalents at beginning of year	31,092	69,676
Cash and equivalents at end of year	$64,558	$31,092

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Year Ended December 31,
	2017	2016

Cash paid for interest	$654	$720
Cash paid for income taxes	$4,643	$1,838

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Non-cash investing activities:

	Year Ended December 31,
	2017	2016

Advance payments for acquiring property, plant and equipment	$19,879	$22,254
Accounts payable for acquiring property, plant and equipment	$1,180	$1,349

The accompanying notes are an integral part of these consolidated financial statements

China Automotive Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Organization and Business

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

The Company owns interests in the following subsidiaries incorporated in the PRC and Brazil as of December 31, 2017 and 2016.

	Aggregate Net Interest
Name of Entity	2017	2016
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong”[1]	100.00%	100.00%
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong”[2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang”[3]	70.00%	70.00%
Universal Sensor Application Inc, “USAI”[4]	83.34%	83.34%
Wuhu Henglong Auto Steering System Co., Ltd., “Wuhu”[5]	77.33%	77.33%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong”[6]	85.00%	85.00%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong”[7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center”[8]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong”[9]	70.00%	70.00%
CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong” [10]	95.84%	80.00%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”[11]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd, “Shanghai Henglong”[12]	100.00%	100.00%
Jingzhou Qingyan Intelligent Automotive Technology Rearch Institute Co., Ltd., “Jingzhou Qingyan”[13]	60.00%	-

1.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.

2.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

6.	Jielong was established in 2006 and mainly engages in the production and sales of automobile steering columns.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products.

9.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

10.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sale of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

11.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts.

12.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sale of automotive electronics.

13.	In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Rearch Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the years ended December 31, 2017 and 2016, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and joint ventures, which are described in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company has no voting control in Beijing Henglong and Chongqing Jinghua, thus such investments were accounted for using the equity method.

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

USAI was formed in 2005. At December 31, 2017, 83.34% of USAI was owned by the Company, and 16.66% of USAI was owned by Hubei Wanlong Investment Inc., “Hubei Wanlong.” The highest authority of the joint venture is USAI’s board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, one of whom, 33%, is appointed by Hubei Wanlong. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. The chairman of such board of directors is appointed by the Company. The general manager of USAI is appointed by the Company.

Jielong was formed in April 2006. As at December 31, 2017, 85% of Jielong was owned by the Company, and 15% of Jielong was owned by Hubei Wanlong. The highest authority of the joint venture is Jielong’s board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, and one of whom, 33%, is appointed by Hubei Wanlong. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. Both the chairman of such board of directors and the general manager of Jielong are appointed by the Company.

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

Brazil Henglong was formed in 2012, with 80% owned by the Company and 20% owned by Mr. Ozias Gaia Da Silva and Mr. Ademir Dal’ Evedove. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction. The highest authority of the joint venture is Brazil Henglong’s board of directors. In making operational decision, approval by voting rights representing at least 3/4 of the capital, 75%, is required and 95.84% of voting rights were owned by the Company. The chairman of such board of directors is appointed by the Company. The general manager is Mr. Ozias Gaia Da Silva.

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

Short-term Investments - Short-term investments are comprised of time deposits with terms of three months or more which are due within one year and wealth management financial products with maturities within one year. The carrying values of time deposits approximate fair value because of their short maturities. The interest earned is recognized in the consolidated statements of income over the contractual term of the deposits. The wealth management financial products are measured at fair value and classified as Level 2 within the fair value measurement hierarchy. The fair values were measured by using directly or indirectly observable inputs in the marketplace. Changes in the fair value are reflected in other income in the consolidated statements of operations and comprehensive income.

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

Interest Costs Capitalized - Interest costs incurred in connection with borrowings for the acquisition, construction or installation of property, plant and equipment are capitalized (if significant) and depreciated as part of the asset’s total cost when the respective asset is placed into service. Interest costs capitalized for the years ended December 31, 2017 and 2016, were $0.7 million and $0.3 million, respectively.

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

The Company continually reviews its investment to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, including general market conditions, industry-specific or investee-specific reasons, changes in valuation subsequent to the balance sheet date and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the security is written down to fair value. There were no impairment losses for its long-term investment in the years ended December 31, 2017 and 2016.

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

Government Subsidies - The Company’s PRC based subsidiaries received government subsidies according to related policy from local government. The Company’s government subsidies consisted of specific subsidies and other subsidies. Specific subsidies are the subsidies that the Chinese government has specified its purpose for, such as product development and renewal of production facilities. Other subsidies are the subsidies that the Chinese government has not specified its purpose for and are not tied to future trends or performance of the Company; receipt of such subsidy income is not contingent upon any further actions or performance of the Company and the amounts do not have to be refunded under any circumstances. The Company recorded specific purpose subsidies as advances payable when received. For specific purpose subsidies, upon government acceptance of the related project development or asset acquisition, the specific purpose subsidies are recognized to reduce related R&D expenses or cost of asset acquisition. The unspecific purpose subsidies are recognized as other income upon receipt as further performance by the Company is not required.

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

Uncertain Tax Positions - In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. As of December 31, 2017, the Company has no uncertain tax positions.

Product Warranties - The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the years ended December 31, 2017 and 2016, the warranties activities were as follows (figures are in thousands of USD):

	Year Ended December 31,
	2017	2016
Balance at the beginning of year	$26,225	$23,059
Additions during the year	23,354	16,522
Settlement within the year	(22,034)	(11,781)
Foreign currency translation	1,488	(1,575)
Balance at end of year	$29,033	$26,225

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

Interest Rate Risk - As of December 31, 2017, the Company had bank loans of $20.6 million which were charged at floating interest rates. The remaining bank loans were charged at fixed interest rates. Management is monitoring the change of floating interest rates. The Company plans to repay the bank loans with floating interest rates when the floating interest rates exceed fixed interest rates, because such bank loans are short-term and the Company has sufficient credit lines with fixed interest rates.

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

Advertising, Shipping and Handling Costs – Advertising, shipping and handling costs are expensed as incurred and recorded in selling expenses. Shipping and handling costs relating to sales of $7.4 million and $6.0 million were included in selling expenses for the years ended December 31, 2017 and 2016, respectively.

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

Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As at December 31, 2017 and 2016, the Company did not have any fair value assets and liabilities classified as Level 1.

Level 2 Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As at December 31, 2017 and 2016, wealth management financial products were classified as Level 2.

Level 3 Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). As of December 31, 2017 and 2016, the Company did not have any fair value assets and liabilities classified as Level 3.

The Company’s financial instruments consist principally of cash and cash equivalents, pledged cash, time deposits, accounts and notes receivable, accounts and notes payable, advance payment or payable, other receivable or payable, accrued expenses and bank loans. As of December 31, 2017 and 2016, the respective carrying values of all financial instruments approximated fair value because any changes in fair value, after considering the discount rate, are immaterial.

Stock-Based Compensation - The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

The stockholders of the Company approved a stock incentive plan at the Annual Meeting of the Company held on June 28, 2005, and the maximum number of common shares for issuance under this plan is 2,200,000. The term of the plan is 10 years. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees, of options to purchase shares of the Company’s common stock. Under the stock incentive plan, the Company has issued 591,350 stock options, and 1,608,650 stock options remain to be issuable in the future. As of December 31, 2017, the Company had 112,500 stock options outstanding.

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

Certain Relationships And Related Transactions

The following are the related parties of the Company. The major shareholders of the Company directly or indirectly have interests in these related parties:

•	Jingzhou Henglong Fulida Textile Co., Ltd., “ Fulida ”
•	Xiamen Joylon Co., Ltd., “ Xiamen Joylon ”
•	Shanghai Tianxiang Automotive Parts Co., Ltd., “ Shanghai Tianxiang ”
•	Shanghai Jinjie Industrial & Trading Co., Ltd., “ Shanghai Jinjie ”
•	Changchun Hualong Automotive Technology Co., Ltd., “ Changchun Hualong ”
•	Jiangling Tongchuang Machining Co., Ltd., “ Jiangling Tongchuang ”
•	Shanghai Hongxi Investment Inc, “ Hongxi ”
•	Hubei Wiselink Equipment Manufacturing Co., Ltd., “ Hubei Wiselink ”
•	Jingzhou Derun Agricultural S&T Development Co., Ltd., “ Jingzhou Derun ”
•	Jingzhou Tongying Alloys Materials Co., Ltd., “ Jingzhou Tongying ”
•	WuHan Dida Information S&T Development Co., Ltd., “ WuHan Dida ”
•	Hubei Wanlong Investment Co., Ltd., “ Hubei Wanlong ”
•	Jingzhou Yude Machining Co., Ltd., “ Jingzhou Yude ”
•	Wiselink Holdings Limited, “ Wiselink ”
•	Beijing Hainachuan HengLong Automotive Steering System Co., Ltd., “ Beijing Henglong ”
•	Honghu Changrun Automotive Parts Co., Ltd., “ Honghu Changrun ”
•	Jingzhou Henglong Real Estate Co., Ltd., “ Henglong Real Estate ”
•	Xiamen Joylon Automotive Parts Co., Ltd., “Xiamen Automotive Parts ”
•	Jingzhou Jiulong Machinery and Electronic Trading Co., Ltd., “ Jiulong Machinery ”
•	WuHan Tongkai Automobile Motor Co., Ltd., “ WuHan Tongkai ”
•	Jingzhou Natural Astaxanthin Inc, “Jingzhou Astaxanthin”
•	Hubei Asta Biotech Inc, “Hubei Asta”
•	Shanghai Yifu Automotive Electronics Technology Co., Ltd., “Shanghai Yifu”
•	Suzhou Qingyan Venture Capital Fund L.P, “Suzhou Qingyan”
•	Chongqing Qingyan Venture Capital Fund L.P, “Chongqing Qingyan”
•	Chongqing Jinghua Automotive Intelligent Manufacturing Technology Research Co., Ltd.,“Chongqing Jinghua”

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

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which was further updated by ASU No. 2016-08 in March 2016, ASU No.2016-10 in April 2016 and ASU No.2016-11 in May 2016. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. The Company has evaluated its material contracts, and has concluded that the impact of adopting the standard on its consolidated financial statements and related disclosures will not be material. The Company will adopt the standard on a modified retrospective basis in 2018.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address specific consequences of the U.S. Tax Reform. The update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Reform. The accounting update is effective January 1, 2019, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. Tax Reform is recognized. The Company is currently evaluating the impact of the new standard on the Company's consolidated financial statements.

3.	Short-term investments

The Company’s short-term investments as of December 31, 2017 and 2016, are summarized as follows (figures are in thousands of USD):

	December 31
	2017	2016
Time deposits	$12,019	$30,217
Wealth management financial products measured at fair value	17,568	258
Total	$29,587	$30,475

As of December 31, 2017 and 2016, the Company had pledged short-term investments of RMB 13.0 million and RMB 39.9 million, equivalent to approximately $2.0 million and $5.7 million, respectively, to secure standby letters of credit under HSBC Bank (Note 13) and China CITIC Bank. The use of the pledged short-term investments is restricted.

4.	Accounts and Notes Receivable

The Company’s accounts receivable at December 31, 2017 and 2016, are summarized as follows (figures are in thousands of USD):

	December 31,
	2017	2016
Accounts receivable - unrelated parties(1)	$166,889	$154,403
Notes receivable - unrelated parties(2) (3)	109,183	132,409
Total accounts and notes receivable - unrelated parties	276,072	286,812
Less: allowance for doubtful accounts - unrelated parties	(1,083)	(1,081)
Accounts and notes receivable - unrelated parties	274,989	285,731
Accounts and notes receivable - related parties	19,086	20,984
Accounts and notes receivable, net	$294,075	$306,715

(1)	Notes receivable represents accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

(2)

As of December 31, 2017, the Company collateralized its notes receivable in an amount of RMB 258.5 million, equivalent to approximately $39.6 million, as security for the credit facilities with banks in China and the Chinese government, including RMB 238.4 million, equivalent to approximately $36.5 million, in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou”, and China CITIC Bank, Wuchang branch, “CITIC Wuchang” for the purpose of obtaining the Henglong Standby Letters of Credit (as defined in Note 13), which are used as security for the non-revolving credit facility in the amount of $20.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau” and the non-revolving credit facility in the amount of $10.0 million provided by Taishin Bank, and RMB 20.0 million, equivalent to approximately $3.1 million, as security in favor of the Chinese government for the low-interest government loan (See Note 13).

As of December 31, 2016, Henglong collateralized its notes receivable in an amount of RMB 249.9 million, equivalent to approximately $36.0 million, as security for the credit facilities with banks in China and the Chinese government, including RMB 224.6 million, equivalent to approximately $32.4 million, in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou,” for the purpose of obtaining the Henglong Standby Letter of Credit (as defined in Note 13), which is used as security for the non-revolving credit facility in the amount of $30.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau,” and RMB 25.2 million, equivalent to approximately $3.6 million, in favor of the Chinese government as security for the low-interest government loan (See Note 13).

The activity in the Company’s allowance for doubtful accounts of accounts receivable during the years ended December 31, 2017 and 2016, is summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2017	2016
Balance at beginning of year	$1,081	$1,208
Amounts provided for during the year	31	65
Amounts reversed of collection during the year	(90)	(115)
Foreign currency translation	61	(77)
Balance at end of year	$1,083	$1,081

5.	Advance payments and others

The Company’s advance payments and others as of December 31, 2017 and 2016, consisted of the following:

	Year Ended December 31,
	2017	2016
Advance payments and others - unrelated parties	$13,801	$10,203
Less: allowance for doubtful accounts – unrelated parties(2)	(1,011)	-
Advance payments and others, net – unrelated parties	12,790	10,203
Advance payments and others - related parties(1)	20,841	624
Total advance payments and others	33,631	10,827

(1)	On March 16, 2017, in order to generate higher returns for the Company’s idle cash, one of the Company's subsidiaries, Hubei Henglong, lent RMB 200 million to Henglong Real Estate, one of the Company's related parties, through an independent financial institution by way of an entrusted loan. The term of the loan is one year and the annual interest rate is 6.05%. On December 28, 2017, Henglong Real Estate repaid RMB 70 million to Hubei Henglong. As of December 31, 2017, the outstanding loan balance is RMB 130 million (equivalent to $19.9 million).

(2)	Provision for the doubtful accounts amounted to $1.0 million and nil for December 31, 2017 and 2016, respectively.

6.	Inventories

The Company’s inventories at December 31, 2017 and 2016, consisted of the following (figures are in thousands of USD):

	December 31,
	2017	2016
Raw materials	$20,033	$15,007
Work in process	17,951	10,852
Finished goods	41,233	42,191
Balance at end of year	$79,217	$68,050

Provision for inventories amounted to $5.1 million and $3.2 million for the years ended December 31, 2017 and 2016, respectively.

7.	Other Receivables

The Company’s other receivables at December 31, 2017 and 2016, are summarized as follows (figures are in thousands of USD):

	December 31,
	2017	2016
Other receivables - unrelated parties(1)	$1,109	$738
Other receivables - employee housing loans(2)	1,187	1,577
Less: allowance for doubtful accounts - unrelated parties	(108)	(63)
Balance at end of year	$2,188	$2,252

	December 31,
	2017	2016
Other receivables - related parties	$585	$559
Less: allowance for doubtful accounts - related parties	(585)	(559)
Balance at end of year	$-	$-

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.

(2)	On May 28, 2014, the board of directors of the Company approved a loan program under which the Company will lend an aggregate of up to RMB50.0 million (equivalent to approximately $7.7 million) to the employees of the Company to assist them in purchasing houses. Employees are required to pay interest at an annual rate of 3.8%. These loans are unsecured and the term of the loans is generally for five years.

The activity in the Company’s allowance for doubtful accounts of other receivable during the years ended December 31, 2017 and 2016, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2017	2016
Balance at beginning of year - unrelated parties	$63	$63
Amounts provided for during the year - unrelated parties	41	4
Amounts reversed of collection during the year - unrelated parties	-	-
Foreign currency translation - unrelated parties	4	(4)
Balance at end of year	$108	$63

	Year Ended December 31,
	2017	2016
Balance at beginning of year - related parties	$559	$607
Amounts provided for during the year - related parties	18	-
Amounts reversed due to collection during the year - related parties	(26)	(9)
Foreign currency translation - related parties	34	(39)
Balance at end of year	$585	$559

8.	Long-term Time Deposits

Long-term time deposits are time deposits with maturities of longer than one year. Time deposits with original maturities of longer than one year but due within the next 12 months are included in short-term investments. As of December 31, 2017, short-term investments include $7.0 million of time deposits with original maturities of longer than one year but due within the next 12 months.

As of December 31, 2017 and 2016, the Company had pledged long-term time deposits of nil and RMB6.0 million (equivalent to approximately $0.9 million) to secure loans under the credit facility issued by Bank of China (Brazil). The use of the pledged long-term time deposits is restricted (See Note 13).

9.	Long-term Investments

In January 2010, the Company invested $3.1 million to establish a joint venture company, Beijing Henglong, with Hainachuan. The Company owns 50% equity in Beijing Henglong and can exercise significant influence over Beijing Henglong’s operating and financial policies. The Company accounted for Beijing Henglong’s operational results with the equity method. As of December 31, 2017 and 2016, the Company had $4.1 million and $3.8 million, respectively, of net equity in Beijing Henglong.

In September 2014, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Venture Fund”, which mainly focuses on investments in emerging automobiles and parts industries. As of December 31, 2017, Hubei Henglong has completed a capital contribution of RMB50.0 million, equivalent to approximately $7.6 million, representing 14.7% of the Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over the Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of December 31, 2017 and 2016, the Company had $10.3 million and $5.3 million, respectively, of net equity in Venture Fund.

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $18.0 million, representing 17.1% of Chongqing Venture Fund’s shares. As of December 31, 2017, Hubei Henglong has completed a capital contribution of RMB 84.0 million, equivalent to approximately $12.7 million, representing 23.5% of Chongqing Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over Chongqing Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of December 31, 2017 and 2016, the Company had $12.7 million and $6.8 million, respectively, of net equity in Chongqing Venture Fund.

In October 2016, Hubei Henglong invested RMB 3.0 million, equivalent to approximately $0.4 million, to establish a joint venture company, Chongqing Jinghua Automotive Intelligent Manufacturing Technology Research Co., Ltd., “Chongqing Jinghua”, with five other parties. The Company owns 30% of the equity in Chongqing Jinghua, and can exercise significant influence over Chongqing Jinghua’s operating and financial policies. The Company accounted for Chongqing Jinghua’s operational results with the equity method. As of December 31, 2017 and 2016, the Company had $0.5 million and $0.4 million, respectively, of net equity in Chongqing Jinghua.

The Company’s consolidated financial statements contain the net income of non-consolidated affiliates of $2.6 million and $0.6 million for the years ended December 31, 2017 and 2016, respectively.

10.	Property, Plant and Equipment

The Company’s property, plant and equipment at December 31, 2017 and 2016, are summarized as follows (figures are in thousands of USD):

	December 31,
	2017	2016

Costs:
Land use rights and buildings	$63,173	$47,448
Machinery and equipment	165,863	134,361
Electronic equipment	5,819	4,979
Motor vehicles	4,945	4,395
Construction in progress	22,352	24,890
	262,152	216,073
Less: Accumulated depreciation	(136,119)	(114,595)
Balance at end of year	$126,033	$101,478

Depreciation charges for the years ended December 31, 2017 and 2016, were $14.4 million and $13.6 million, respectively.

As of December 31, 2017, the Company has pledged property, plant and equipment with a net book value of approximately $57.8 million as security for its comprehensive credit facilities with banks in China.

During the year ended December 31, 2017, $0.5 million of government subsidies were recorded as a reduction of the cost of property, plant and equipment.

11.	Intangible Assets

The Company’s intangible assets at December 31, 2017 and 2016, are summarized as follows (figures are in thousands of USD):

	December 31,
	2017	2016
Costs:
Patent technology(1)	$2,108	$1,986
Management software license	1,441	1,165
Total intangible assets - at cost	3,549	3,151
Less: Accumulated amortization(2)	(2,888)	(2,534)
Balance at end of the year, net	$661	$617

(1)	For the year ended December 31, 2016, patent technology with a cost of $2.5 million and accumulated amortization of $0.5 million was disposed of along with the disposal of Fujian Qiaolong as disclosed in Note 1 to the consolidated financial statements. As a result of the disposal, goodwill which arose during the acquisition of Fujian Qiaolong was also reduced to zero.

(2)	Amortization expenses were $0.3 million and $0.3 million for the years ended December 31, 2017 and 2016, respectively. The estimated amortization expense for each of the years from 2018 to 2022 are $0.2 million, $0.2 million, $0.1 million, $0.1 million and $0.1 million, respectively.

12.	Deferred Income Tax Assets

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

The components of deferred income tax assets at December 31, 2017 and 2016, were as follows (figures are in thousands of USD):

	December 31,
	2017	2016

Losses carryforward (U.S.) (1)	$3,580	$6,216
Losses carryforward (Non-U.S.)	2,178	2,887
Product warranties and other reserves	5,264	4,766
Property, plant and equipment	4,607	4,204
Share-based compensation	156	247
Bonus accrual	287	231
Other accruals	1,535	1,551
Deductible temporary difference related to revenue recognition	465	191
Others	1,353	1,206
Total deferred tax assets	19,425	21,499
Less: valuation allowance	(6,058)	(8,912)
Total deferred tax assets, net of valuation allowance	$13,367	$12,587

(1)	The net operating loss carry forwards for the U.S. entity for income tax purposes are available to reduce future years' taxable income. These carry forwards will expire, if not utilized, at varying times over the next 20 years. Net operating loss carryforwards for China entities can be carried forward for 5 years to offset taxable income. However, as of December 31, 2017, valuation allowance was $6.1 million, including $3.8 million allowance for the Company’s deferred tax assets in the United States and $2.3 million allowance for the Company’s non-U.S. deferred tax assets in China. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the non-U.S. deferred tax assets, pursuant to certain tax laws and regulations in China, the management believes such amount will not be used to offset future taxable income.

The activity in the Company’s valuation allowance for deferred tax assets during the years ended December 31, 2017 and 2016, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2017	2016

Balance at beginning of year	$8,912	$9,379
Amounts provided for during the year	860	401
Amounts used during the year	(1,309)	(698)
The effect of change in the tax rate due to the U.S. Tax Reform	(2,490)	-
Foreign currency translation	85	(170)
Balance at end of year	$6,058	$8,912

13.	Bank and Government Loans

Loans consist of the following as of December 31, 2017 and 2016 (figures are in thousands of USD):

	December 31,
	2017	2016
Short-term bank loans(1)	$9,948	$2,162
Short-term bank loans(2) (3) (4)	30,454	35,054
Short-term bank loans(5)	29,248	-
Short-term government loan(6)	3,061	3,604
Total short-term bank and government loans	$72,711	$40,820
Long-term bank and government loan(7)	306	608
Total bank and government loans	$73,017	$41,428

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year (See Note 10). As of December 31, 2017 and 2016, the weighted average interest rate was 4.7% and 5.2% per annum, respectively. Interest is to be paid monthly or quarterly on the twentieth day of the applicable month or quarter and the principal repayment is at maturity.

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

On April 20, 2017, the Company entered into a credit facility agreement, the “2017 Credit Agreement,” with ICBC Macau to obtain a non-revolving credit facility in the amount of $20.0 million, the “2017 Credit Facility”. The 2017 Credit Facility will expire on May 12, 2018 unless the Company draws down the line of credit in full prior to such expiration date, and the maturity date for the loan drawdown is the earlier of (i) 12 months from the date of drawdown or (ii) one month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the 2017 Credit Facility, the “Henglong Standby Letter of Credit”. The interest rate of the 2017 Credit Facility is calculated based on a three-month LIBOR plus 1.30% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. Interest is calculated daily based on a 360-day year and it is fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As security for the 2017 Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount of not less than $24.3 million if the 2017 Credit Facility is fully drawn.

On May 5, 2017, the Company drew down the full amount of $20.0 million under the 2017 Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $24.3 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB 159.0 million, equivalent to approximately $24.3 million. The Company also paid an arrangement fee of $0.04 million to ICBC Jingzhou. The maturity date of the 2017 Credit Facility is May 12, 2018.

(3)

On April 25, 2017, Great Genesis entered into a credit facility agreement, the “Taishin Bank Credit Facility”, with Taishin Bank to obtain a non-revolving credit facility in the amount of $10.0 million. The Taishin Bank Credit Facility will expire on April 25, 2018 and has an annual interest rate of 2.7%. Interest is paid quarterly and the principal repayment is payable at maturity. As security for the Taishin Bank Credit Facility, the Company’s subsidiary Henglong was required to provide Taishin Bank with the Standby Letter of Credit for a total amount of not less than $10.0 million if the Taishin Bank Credit Facility is fully drawn. On April 28, 2017, Great Genesis drew down the amount of $9.9 million under the Taishin Bank Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $10.0 million in favor of Taishin Bank. Henglong’s Standby Letter of Credit issued by China CITIC Bank Wuchang branch is collateralized by Henglong’s short-term investments of RMB 4.0 million, equivalent to approximately $0.6 million, and notes receivable of RMB 79.4 million,equivalent to approximately $12.2 million.

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

On May 6, 2016, Brazil Henglong drew down a loan amounting to $0.1 million provided by HSBC Brazil. The loan matured on October 9, 2017 and has an annual interest rate of 8.2%. Hubei Henglong provided a Standby Letter of Credit for an amount of $0.1 million in favor of HSBC Brazil. Hubei Henglong’s Standby Letter of Credit was issued by China CITIC Bank Wuhan branch and is collateralized by short-term investments of Hubei Henglong of RMB 0.5 million, equivalent to approximately $0.1 million. The Company repaid this bank loan on October 9, 2017.

On August 26, 2016, Brazil Henglong entered into a credit facility agreement with Bank of China (Brazil) to obtain a credit facility in the amount of $0.6 million, the “Bank of China Credit Facility”. The Bank of China Credit Facility expired on January 15, 2018. As security for the Bank of China Credit Facility, the Company’s subsidiary Hubei Henglong is required to provide Bank of China (Brazil) with a Standby Letter of Credit for a total amount of $0.9 million if the Bank of China Credit Facility is fully drawn.

On August 26, 2016, Brazil Henglong drew down a loan amounting to $0.6 million provided by Bank of China (Brazil). The loan matured on January 15, 2018 and has an annual interest rate of 4.05%. Interest is paid semiannually and the principal repayment is at maturity. Hubei Henglong provided a Standby Letter of Credit for an amount of $0.9 million in favor of Bank of China (Brazil). Hubei Henglong’s Standby Letter of Credit was issued by Bank of China Jingzhou branch and is collateralized by long-term time deposits of Hubei Henglong of RMB 6.0 million, equivalent to approximately $0.9 million. The Company repaid this bank loan on January 16, 2018.

(5)

On September 26, 2016, Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 170.0 million (equivalent to approximately $25.6 million), the “Henglong CITIC Credit Facility”. The Henglong CITIC Credit Facility expired on September 26, 2017. As security for the Henglong CITIC Credit Facility, Henglong’s property, plant and equipment were pledged and Hubei Henglong provided a guarantee. On March 3, 2017, Henglong drew down loans amounting to RMB 32.5 million, RMB 32.5 million and 30.6 million (equivalent to $5.0 million, $5.0 million and $4.7 million as of December 31, 2017), respectively. The loans matured on February 5, 6 and 7, 2018, respectively. The annual interest rate of the loans is 4.99%. The principal and interest have been repaid.

On October 27, 2017, Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 224.0 million (equivalent to $34.3 million as of December 31, 2017), the “Henglong CITIC Credit Facility”. The Henglong CITIC Credit Facility will expire on October 27, 2018. As security for the Henglong CITIC Credit Facility, Henglong’s property, plant and equipment were pledged and Hubei Henglong provided a guarantee.

On September 26, 2016, Hubei Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 100.0 million (equivalent to approximately $15.1 million), the “Hubei Henglong CITIC Credit Facility”. The Hubei Henglong CITIC Credit Facility expired on September 26, 2017. Henglong provided a guarantee for the Hubei Henglong CITIC Credit Facility. On March 3, 2017, Hubei Henglong drew down loans amounting to RMB 28.7 million, RMB 28.7 million and 38.2 million (equivalent to $4.4 million, $4.4 million and $5.8 million), respectively. The loans matured on February 2, 8 and 9, 2018, respectively. The annual interest rate of the loans was 4.99%. The principal and interest have been repaid.

On October 27, 2017, Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 140.0 million (equivalent to $21.4 million as of December 31, 2017), the “Hubei Henglong CITIC Credit Facility”. The Hubei Henglong CITIC Credit Facility will expire on October 27, 2018. Henglong provided a guarantee for the Hubei Henglong CITIC Credit Facility.

(6)

On August 17, 2017, the Company received a Chinese government loan of RMB 20.0 million, equivalent to approximately $3.0 million, with an interest rate of 1.50% per annum, which will mature on August 16, 2018. The annual interest rate of the loan is 1.50%. Henglong pledged RMB 20.0 million, equivalent to approximately $3.0 million, of notes receivable as security for the Chinese government loan (See Note 4).

On April 21, 2017, the Company received an interest-free Chinese government loan of RMB 10.0 million, equivalent to approximately $1.5 million, which will mature on December 8, 2017. Jiulong pledged RMB 10.0 million, equivalent to approximately $1.5 million, of notes receivable as security for the Chinese government loan (See Note 4). The Company repaid this government loan on December 5, 2017.

(7)	On November 13, 2017, the Company received a Chinese government loan of RMB 2.0 million, equivalent to approximately $0.3 million, with an interest rate of 4.75% per annum, which will mature on November 12, 2020.

The Company must use the loans for the purpose specified in the borrowing agreement. If it fails to do so, it may be charged penalty interest or triggered early repayment. Management believes that the Company complied with such financial covenants as of December 31, 2017, and will continue to comply with them.

14.	Accounts and Notes Payable

The Company’s accounts and notes payable at December 31, 2017 and 2016, are summarized as follows (figures are in thousands of USD):

	December 31,
	2017	2016
Accounts payable - unrelated parties	$149,200	$138,053
Notes payable - unrelated parties(1)	83,848	78,940
Accounts and notes payable - unrelated parties	233,048	216,993
Accounts and notes payable - related parties	7,168	6,803
Balance at end of year	$240,216	$223,796

(1)	Notes payable represent payables in the form of notes issued by the Company. The notes are endorsed by banks to ensure that noteholders will be paid after maturity. The Company has pledged cash, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

15.	Accrued Expenses and Other Payables

The Company’s accrued expenses and other payables at December 31, 2017 and 2016, are summarized as follows (figures are in thousands of USD):

	December 31,
	2017	2016

Accrued expenses	$7,944	$8,605
Accrued interest	1,347	88
Other payables	1,803	964
Warranty reserves(1)	29,033	26,225
Balance at end of year	$40,127	$35,882

(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

16.	Taxes Payable

The Company’s taxes payable at December 31, 2017 and 2016, are summarized as follows (figures are in thousands of USD):

	December 31,
	2017	2016

Value-added tax payable	$1,813	$7,662
Income tax payable	3,450	3,390
Other tax payable	664	622
Short-term taxes payable	5,927	11,674
Long-term taxes payable(1)	32,719	-
Taxes payable	$38,646	$11,674

(1)	A one-time transition tax of $35.6 million was recognized in the fourth quarter that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in April 2018. As of December 31, 2017, $2.7 million was included in taxes payable as a current liability which the Company believes will be paid within one year and the remaining balance was included in long-term taxes payable. See Note 27 for more details about the U.S. Tax Reform.

17.	Advances Payable

On December 31, 2017 and 2016, advances payable of the Company was $0.7 million and $0.7 million, respectively.

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

The Company’s positions in respect of the amounts of additional paid-in capital for the year ended December 31, 2017 and 2016, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2017	2016

Balance at beginning of year	$64,764	$64,627
Acquisition of the non-controlling interest in Brazil Henglong(1)	(458)	-
Share-based compensation(2)	100	137
Balance at end of year	$64,406	$64,764

(1)	In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

(2)	On December 2, 2016 and August 16, 2017, the Company granted 22,500 and 22,500 stock options, respectively, to the Company’s independent directors, with the exercise price equal to the closing price of the Company’s common stock traded on NASDAQ one day before the date of grant and on the date of grant, respectively. The fair value of the stock options was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instruments. The dividend yield assumption is based on historical patterns and future expectations for the Company’s dividends.

19.	Stock Options

The stock option plan was approved at the Annual Meeting of Stockholders held on June 28, 2005, and extended for ten years at the Annual Meeting of Stockholders held on September 16, 2014. The maximum common shares available for issuance under this plan is 2,200,000. The term of the plan was extended to June 27, 2025. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees who served over three years or have given outstanding performance, of options to purchase shares of the Company’s common stock. The Company has issued 593,600 stock options under this plan, and there remain 1,586,150 stock options issuable in the future as of December 31, 2017.

Under the aforementioned plan, the stock options granted will have an exercise price equal to the closing price of the Company’s common stock traded on NASDAQ on the date of grant, and will expire two to five years after the grant date. Except for the 298,850 options granted to management in December 2008, which became exercisable on a ratable basis over the vesting period (3 years), the others were exercisable immediately on the grant date. Stock options will be settled in shares of the Company’s common stock upon exercise and are recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” As of December 31, 2017, the Company has sufficient unissued registered common stock for settlement of the stock incentive plan mentioned above.

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

For 2017 and 2016, assumptions used to estimate the fair value of stock options on the grant dates are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
December 2, 2016	134.8%	1.84%	5	0.00%
August 16, 2017	139.2%	1.79%	5	0.00%

The stock options granted during 2017 and 2016 were exercisable immediately and their fair value on the grant date using the Black-Scholes option pricing model were $0.1 million and $0.1 million, respectively. For the years ended December 31, 2017 and 2016, the Company recognized stock-based compensation expenses of $0.1 million and $0.1 million, respectively.

The activities of stock options are summarized as follows, including granted, exercised and forfeited.

			Weighted-Average
		Weighted-Average	Contractual
	Shares	Exercise Price	Term (years)
Outstanding - January 1, 2016	105,000	$7.03	5
Granted	22,500	6.95	5
Expired	(15,000)	4.84	5
Outstanding - December 31, 2016	112,500	$7.31	5
Granted	22,500	5.04	5
Expired	(22,500)	3.71	5
Outstanding - December 31, 2017	112,500	$7.57	5

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2017:

	Outstanding Stock	Weighted Average	Weighted Average	Number of Stock
Range of Exercise Prices	Options	Remaining Life	Exercise Price	Options Exercisable
$3.50 - $10.00	112,500	2.76	$7.57	112,500
$10.01 - $18.00	-	-	$-	-
	112,500			112,500

As of December 31, 2017 and 2016, the total intrinsic value of the Company’s stock options that were exercisable was $0.1 million and $0.1 million, respectively.

For the years ended December 31, 2017 and 2016, no Company’s stock options were exercised.

During the years ended December 31, 2017 and 2016, the weighted average fair value of the Company’s stock options granted was $4.46 and $6.08, respectively.

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

For the years ended December 31, 2017 and 2016, the subsidiaries in China appropriated statutory reserves of $0.2 million and $0.2 million, respectively, in respect of the dividends that were declared.

21.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of the accumulated other comprehensive income for the year ended December 31, 2017 and 2016, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2017	2016

Balance at beginning of year	$(892)	$18,412
Other comprehensive income related to the non-controlling interests acquired by the Company	(67)	-
Foreign currency translation adjustment attributable to parent company	18,739	(19,304)
Balance at end of year	$17,780	$(892)

22.	Treasury stock

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

23.	Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the year ended December 31, 2017 and 2016, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2017	2016

Balance at beginning of year	$5,412	$8,252
Change of the non-controlling interests due to disposal of Fujian Qiaolong	-	(2,150)
Income attributable to non-controlling interests	707	466
Dividends declared to the non-controlling interest holders of joint-venture companies	(608)	(464)
Acquisition of the non-controlling interest in Brazil Henglong	458	-
Other comprehensive income related to the non-controlling interests acquired by the Company	67	-
Foreign currency translation adjustment attributable to non-controlling interests	645	(692)
Balance at end of year	$6,681	$5,412

24.	Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment and scraps. For the year ended December 31, 2017, gain on other sales amounted to $7.6 million, as compared to $3.8 million for 2016, mainly resulting from the gain on disposal of a building of $2.2 million and increased sales volumes of materials.

25.	Other Income, Net

The Company recorded government subsidies received with no further condition to be met as other income. As of December 31, 2017 and 2016, the Company has recognized such subsidies in the amounts of $1.2 million and $1.8 million, respectively.

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

26.	Financial Income, Net

During the years ended December 31, 2017 and 2016, the Company recorded financial income/(expenses) which are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2017	2016

Interest income	$3,438	$2,080
Foreign exchange loss, net	(778)	(46)
Gain on notes discounted, net	-	3
Bank fees	(480)	(609)
Total financial income, net	$2,180	$1,428

27.	Income Taxes

PRC Corporate Income Tax

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

Genesis, the Company’s wholly-owned subsidiary and the direct holder of the equity interests in the Company’s subsidiaries in China, is incorporated in Hong Kong. According to the Mainland China and Hong Kong Taxation Arrangement, dividends paid by a foreign-invested enterprise in China to its direct holding company in Hong Kong would be subject to withholding tax at a rate of 10% if Genesis could not obtain the Hong Kong tax resident certificate from the Hong Kong Inland Revenue Department. If Genesis obtains the Hong Kong tax resident certificate, owns directly at least 25% of the shares of the foreign invested enterprise and is qualified as the beneficial owner, it could benefit from a lower rate of 5%.

According to PRC tax regulation, the Company should withhold income taxes for the profits distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profits that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. As of December 31, 2017, the Company has recognized deferred tax liabilities of $4.5 million for the undistributed profits of $44.8 million which are expected to be distributed to Genesis in the future. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries indefinitely. As of December 31, 2017 and 2016, the Company still has undistributed earnings of approximately $294.2 million and $256.1 million, respectively, from investment in the PRC subsidiaries that are considered indefinitely reinvested. Had the undistributed earnings been distributed to Genesis and not indefinitely reinvested, the tax provision as of December 31, 2017 and 2016, of approximately $29.4 million and $25.6 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

In 2014, Jiulong was awarded the title of “High& New Technology Enterprise”, and based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% from 2014 to 2016. It passed the reassessment of “High& New Technology Enterprise” in 2017. Therefore, it is subject to enterprise income tax at a rate of 15% from 2017 to 2019.

In 2014, Henglong was awarded the title of “High& New Technology Enterprise”, and based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% from 2014 to 2016. It passed the reassessment of “High& New Technology Enterprise” in 2017. Therefore, it is subject to enterprise income tax at a rate of 15% from 2017 to 2019.

In 2014, Hubei Henglong was awarded the title of “High& New Technology Enterprise”, and based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% from 2014 to 2016. It passed the reassessment of “High& New Technology Enterprise” in 2017. Therefore, it is subject to enterprise income tax at a rate of 15% from 2017 to 2019.

In 2014, Wuhu was awarded the title of “High& New Technology Enterprise”, and based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% from 2014 to 2016. It passed the reassessment of “High& New Technology Enterprise” in 2017. Therefore, it is subject to enterprise income tax at a rate of 15% from 2017 to 2019.

In 2015, Shenyang was awarded the title of “High & New Technology Enterprise”, and based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% from 2015 to 2017.

In 2013, Jielong was awarded the title of “High& New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% from 2016 to 2018.

According to the New CIT, USAI, Wuhan Chuguanjie, Shanghai Henglong, Testing Center and Chongqing Henglong are subject to income tax at a rate of 25%.

Brazil Corporate Income Tax

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million, equivalent to approximately BRL 0.24 million. The Company had no assessable income in Brazil for the years ended December 31, 2017 and 2016.

Hong Kong Corporate Income Tax

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the years ended December 31, 2017 and 2016.

U.S. Corporate Income Tax

The Company is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and U.S. corporate income tax on its taxable income of up to 35% for prior tax years. Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum.

The U.S. Tax Reform also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations.

The Company’s management is still evaluating the effect of the U.S. Tax Reform on the Company. Management may update its judgment of that effect based on its continuing evaluation and on future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future.

To the extent that portions of the Company’s U.S. taxable income, such as Subpart F income or GILTI, are determined to be from sources outside of the U.S., subject to certain limitations, the Company may be able to claim foreign tax credits to offset its U.S. income tax liabilities. If dividends that the Company receives from its subsidiaries are determined to be from sources outside of the U.S., subject to certain limitations, the Company will generally not be required to pay U.S. corporate income tax on those dividends. Any liabilities for U.S. corporate income tax will be accrued in the Company’s consolidated statements of comprehensive income and estimated tax payments will be made when required by U.S. law.

One-Time Transition Tax Related to U.S. Tax Reform

In the fourth quarter of 2017, the Company recognized a one-time transition tax of $35.6 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in April 2018. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future.

The provision for income taxes was calculated as follows (figures are in thousands of USD):

	Year Ended December 31,
	2017	2016

Tax rate	35%	35%
Income before income taxes	$20,375	$24,904
Income tax at federal statutory tax rate	7,131	8,716
Tax benefit of super deduction of R&D expense	(5,328)	(3,969)
Effect of differences in foreign tax rate	(1,830)	(3,367)
Change in provision on valuation allowance for deferred income tax – U.S.	(2,725)	(258)
Change in provision on valuation allowance for deferred income tax – Non-U.S.	(128)	(208)
One-time transition tax related to U.S. Tax Reform	35,564	-
Withholding tax resulting from the distribution of dividends from PRC subsidiaries	3,952	-
The effect of change in the tax rate due to the U.S. Tax Reform	2,490	-
Other differences	2,507	1,570
Total income tax expense	$41,633	$2,484

The combined effects of the income tax exemption and reduction available to the Company are as follows (figures are in thousands of USD unless otherwise indicated):

	Year Ended December 31,
	2017	2016
Tax holiday effect	$1,830	$3,367
Basic net income per share effect	0.06	0.11
Diluted net income per share effect	0.06	0.11

The Company is subject to examination in the United States and China. The Company's tax years for 2013 through 2017 are still open for examination in China. The Company's tax years for 2008 through 2017 are still open for examination in the United States.

Uncertain Tax Positions

The Company did not have any uncertain tax positions for the years ended December 31, 2017 and 2016.

28.	Income Per Share

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year.

For diluted income per share, the Company uses the treasury stock method for options, assuming the issuance of common shares, if dilutive, resulting from the exercise of options.

The calculations of basic and diluted income per share attributable to the parent company were (figures are in thousands of USD):

	Year Ended December 31,
	2017	2016

Numerator:
Net (loss)/income attributable to the parent company’s common shareholders – Basic and Diluted	$(19,346)	22,511
Denominator:
Weighted average ordinary shares outstanding – Basic	31,644,004	31,954,407
Dilutive effects of stock options	2,893	2,645
Denominator for dilutive income per share – Diluted	31,646,897	31,957,052
Net (loss)/income per share attributable to the parent company’s common shareholders
Basic	(0.61)	0.70
Diluted	(0.61)	0.70

As of December 31, 2017 and 2016, the exercise prices for 90,000 shares and 90,000 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the year ended December 31, 2017 and 2016, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

29.	Significant Concentrations

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

In 2017, the Company’s five largest customers accounted for 36.8 % of the Company’s consolidated sales, with one customer accounting for more than 10% of consolidated sales (14.5% of consolidated sales, which comprised a total of $72.2 million in sales included in the Hubei Henglong segment (Note 34)).

In 2016, the Company’s five largest customers accounted for 41.7% of the Company’s consolidated sales, with one customer accounting for more than 10% of consolidated sales (11.5% of consolidated sales, which comprised a total of $53.1 million in sales included in the Hubei Henglong segment (Note 34)).

At December 31, 2017 and 2016, approximately 4.3% and 3.2% of accounts receivable were from trade transactions with the aforementioned customer (accounting for more than 10% of consolidated sales).

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

Related sales and purchases: During the years ended December 31, 2017 and 2016, the joint ventures entered into related party transactions with companies with common directors as shown below (figures are in thousands of USD):

Merchandise Sold to Related Parties

	Year Ended December 31,
	2017	2016
Beijing Henglong	$31,089	$32,284
Xiamen Automotive Parts	6,042	7,216
Wuhan Tongkai	290	193
Shanghai Jinjie	161	152
Jingzhou Yude	1	-
Total	$37,583	$39,845

Rental Income Obtained from Related Parties

	Year Ended December 31,
	2017	2016
Rental income	$147	$116

Materials Sold to Related Parties

	Year Ended December 31,
	2017	2016
Jingzhou Yude	$711	$670
Honghu Changrun	575	272
Jingzhou Tongying	288	227
Jiangling Tongchuang	27	34
Beijing Henglong	2	14
Other Related Parties	2	8
Total	$1,605	$1,225

Materials Purchased from Related Parties

	Year Ended December 31,
	2017	2016
Jingzhou Tongying	$11,078	$11,873
Jiangling Tongchuang	7,930	7,550
Wuhan Tongkai	7,454	6,457
Hubei Wiselink	1,374	848
Honghu Changrun	1,157	1,003
Other Related Parties	1	16
Total	$28,994	$27,747

Technology and Services Purchased from Related Parties (R&D Expenses)

	Year Ended December 31,
	2017	2016
Hubei Wiselink	$507	$251
Changchun Hualong	454	404
Jingzhou Yude	117	128
Jingzhou Derun	46	151
Jiulong Machinery	25	-
Hubei Asta	10	170
Shanghai Tianxiang	-	89
Other Related Parties	-	29
Total	$1,159	$1,222

Property, Plant and Equipment Purchased from Related Parties

	Year Ended December 31,
	2017	2016
Hubei Wiselink	$9,113	$11,941

Related receivables, advance payments and accounts payable: As of December 31, 2017 and 2016, accounts receivable, advance payments and accounts payable between the Company and related parties are as shown below (figures are in thousands of USD):

Accounts and Notes Receivable from Related Parties

	December 31,
	2017	2016
Beijing Henglong	$13,533	$14,961
Xiamen Joylon	2,601	1,117
Jingzhou Yude	1,559	1,252
Xiamen Automotive Parts	1,186	3,374
Shanghai Jinjie	101	158
Wuhan Tongkai	90	60
Jingzhou Tongying	16	62
Total	$19,086	$20,984

Other Receivables from Related Parties

	December 31,
	2017	2016
Jiulong Machinery	$585	$559
Total	585	559
Less: provisions for bad debts	(585)	(559)
Balance at end of year	$-	$-

Other receivables from related parties are primarily unsecured demand loans, with no stated interest rate or due date.

Accounts and Notes Payable to Related Parties

	December 31,
	2017	2016
Jingzhou Tongying	$2,720	$1,979
Wuhan Tongkai	2,259	2,158
Hubei Wiselink	1,379	1,754
Jiangling Tongchuang	739	828
Honghu Changrun	57	27
Shanghai Tianxiang	12	11
Jingzhou Yude	2	2
Henglong Real Estate	-	44
Total	$7,168	$6,803

Advance Payments for Property, Plant and Equipment to Related Parties

	December 31,
	2017	2016
Hubei Wiselink	$5,158	$5,005
Henglong Real Estate	106	-
Total	$5,264	$5,005

Other Advance Payments and Others to Related Parties

	December 31,
	2017	2016
Henglong Real Estate	$19,895	$-
Honghu Changrun	481	361
Wuhan Tongkai	188	-
Jingzhou Derun	118	161
Changchun Hualong	76	72
Jiangling Tongchuang	-	2
Other Related Parties	83	28
Total	$20,841	$624

As of March 29, 2018, the date the Company issued the financial statements, Hanlin Chen, Chairman, owns 55.6% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

In addition to bank loans, notes payables and the related interest, the following table summarizes the Company’s noncancelable commitments and contingencies as of December 31, 2017 (figures are in thousands of USD):

	Payment Obligations by Period
	2018	2019	2020	Thereafter	Total
Obligations for investment contracts(1)	$6,428	$-	$-	$-	$6,428
Obligations for purchasing and service	18,253	7,064	-	-	25,317
Total	$24,681	$7,064	$-	$-	$31,745

(1)

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $18.0 million, representing 17.1% of Chongqing Venture Fund’s shares. As of December 31, 2017, Hubei Henglong has completed a capital contribution of RMB 84.0 million, equivalent to approximately $12.7 million, representing 23.5% of Chongqing Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB 36.0 million, equivalent to approximately $5.5 million, will be paid upon capital calls received from the Chongqing Venture Fund.

In November 2017, Hubei Henglong entered into an agreement with other parties to form Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”. The capital contribution will be RMB 6.0 million, equivalent to approximately $0.9 million, representing 60% of Jingzhou Qingyan’s shares, and will be paid in 2018.

32.	Off-Balance Sheet Arrangements

At December 31, 2017 and 2016, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of December 31, 2017, the Company had 12 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other seven sectors were engaged in the production and sale of sensor modular (USAI), column (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sale of automobile electronic systems and parts (Wuhan Chuguanjie) and research and development of intelligent automotive technology (Jingzhou Qingyan). Since the revenues, net income and net assets of these seven sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the consolidated financial statements, the Company incorporated these seven sectors into “Other Sectors.”

As of December 31, 2016, the Company had 11 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other six sectors were engaged in the production and sale of sensor modular (USAI), column (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), and manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie). Since the revenues, net income and net assets of these six sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the consolidated financial statements, the Company incorporated these six sectors into “Other Sectors.”

The Company’s product sector information from continuing operations is as follows (figures are in thousands of USD):

	Net Sales		Net Income (Loss)
	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016

Henglong	$279,706	$301,367	$3,737	$14,407
Jiulong	100,776	76,968	4,064	3,501
Shenyang	40,182	35,191	2,107	1,932
Wuhu	25,599	23,968	264	255
Hubei Henglong	92,293	57,311	10,416	4,043
Other Sectors	59,075	46,928	1,358	1,352
Total Segments	597,631	541,733	21,946	25,490
Corporate	-	-	(39,069)	(1,529)
Eliminations	(98,568)	(79,683)	(1,516)	(984)
Total consolidated	$499,063	$462,050	$(18,639)	$22,977

	Inventories		Total Assets
	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016

Henglong	$34,392	$29,332	$346,199	$324,049
Jiulong	14,868	11,536	82,940	67,508
Shenyang	2,137	4,739	44,693	42,870
Wuhu	2,511	3,388	26,008	24,799
Hubei Henglong	25,404	15,647	318,422	252,465
Other Sectors	6,390	9,466	88,850	113,287
Total Segments	85,702	74,108	907,112	824,978
Corporate	-	-	121,756	118,409
Eliminations	(6,485)	(6,058)	(311,499)	(311,688)
Total consolidated	$79,217	$68,050	$717,369	$631,699

	Depreciation and Amortization		Capital Expenditures
	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016

Henglong	$4,721	$4,537	$4,183	$2,010
Jiulong	2,901	2,619	3,477	2,378
Shenyang	605	460	1,265	330
Wuhu	597	666	81	2,187
Hubei Henglong	5,500	4,161	21,309	16,990
Other Sectors	1,991	1,422	3,600	8,826
Total Segments	16,315	13,865	33,915	32,721
Corporate	56	61	-	1
Eliminations	-	-	-	-
Total consolidated	$16,371	$13,926	$33,915	$32,722

Financial information segregated by geographic region is as follows (figures are in thousands of USD):

	Net Sales (1)		Long-term assets
	Year Ended December 31,		As of December 31,
	2017	2016	2017		2016

Geographic region:
China	$383,415	$399,526	$169,346		$142,818
United States	84,240	55,628	797		768
Other foreign countries	31,408	6,896	596		572
Total consolidated	$499,063	$462,050	$170,739	(2)	$144,158	(2)

(1)	Revenue is attributed to each country based on location of customers.

(2)	Pursuant to ASC 280-10-50-41, the non-current deferred tax assets of $4.5 million and $4.6 million and the intangible assets, net of $0.7 million and $0.6 million were excluded from long-term assets as of December 31, 2017 and 2016, respectively.

EXHIBIT INDEX

Exhibit
Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002)

10.5	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006)

10.20	Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed on April 2, 2008)

10.21	English Translation of the Sino-Foreign Equity Joint Venture Contract dated January 24, 2010 between Great Genesis Holdings Limited and Beijing Hainachuan Auto Parts Co., Ltd. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2009 filed on March 25, 2010)

21	Schedule of Subsidiaries (incorporated by reference to Note 1 of the consolidated financial statements of the Company in this Annual Report on Form 10-K)

23.1	Consent of PricewaterhouseCoopers Zhong Tian LLP*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 29, 2018, formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income;
(iii)	Consolidated Statements of Comprehensive Income;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Related Notes.

*	Filed herewith.

Page 114 of 114