Form 10-Q
period 2018-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2018-05-10
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes           ☐           No           ☒

As of May 10, 2018, the Company had 31,644,004 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Net product sales ($10,846 and $9,538 sold to related parties for the three months ended March 31, 2018 and 2017)	$134,018	$119,308
Cost of products sold ($8,249 and $7,363 purchased from related parties for the three months ended March 31, 2018 and 2017)	112,379	97,679
Gross profit	21,639	21,629
Gain on other sales	1,513	788
Less: Operating expenses
Selling expenses	5,827	4,068
General and administrative expenses	4,424	4,354
Research and development expenses	8,307	6,765
Total operating expenses	18,558	15,187
Income from operations	4,594	7,230
Other income/(expense)	621	(254)
Interest expense	(415)	(231)
Financial (expense)/income, net	(765)	332
Income before income tax expenses and equity in earnings of affiliated companies	4,035	7,077
Less: Income taxes	588	1,190
Equity in earnings of affiliated companies	585	51
Net income	4,032	5,938
Net (loss)/income attributable to non-controlling interests	(280)	224
Net income attributable to parent company’s common shareholders	$4,312	$5,714
Comprehensive income:
Net income	$4,032	$5,938
Other comprehensive income:
Foreign currency translation gain, net of tax	13,242	1,629
Comprehensive income	17,274	7,567
Comprehensive income attributable to non-controlling interests	236	278
Comprehensive income attributable to parent company	$17,038	$7,289

Net income attributable to parent company’s common shareholders per share

Basic –	$0.14	$0.18

Diluted-	$0.14	$0.18
Weighted average number of common shares outstanding
Basic	31,644,004	31,644,004
Diluted	31,644,004	31,649,908

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$78,729	$64,558
Pledged cash	32,697	31,535
Short-term investments	13,040	29,587
Accounts and notes receivable, net - unrelated parties	282,072	274,989
Accounts and notes receivable, net - related parties	22,661	19,086
Advance payments and others - unrelated parties	12,208	12,790
Advance payments and others - related parties	1,068	20,841
Inventories	87,370	79,217
Total current assets	529,845	532,603
Non-current assets:
Property, plant and equipment, net	132,899	126,033
Intangible assets, net	632	661
Other receivables, net - unrelated parties	1,624	2,188
Advance payment for property, plant and equipment - unrelated parties	8,406	9,657
Advance payment for property, plant and equipment - related parties	9,244	5,264
Long-term investments	29,268	27,596
Deferred tax assets	13,800	13,367
Total assets	$725,718	$717,369

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank and government loans	$63,176	$72,711
Accounts and notes payable - unrelated parties	230,036	233,048
Accounts and notes payable - related parties	7,544	7,168
Customer deposits	1,398	1,128
Accrued payroll and related costs	7,841	8,577
Accrued expenses and other payables	38,952	40,127
Accrued pension costs	4,786	4,051
Taxes payable	9,902	5,927
Amounts due to shareholders/directors	364	343
Advances payable (current portion)	398	383
Total current liabilities	364,397	373,463
Long-term liabilities:
Long-term government loan	318	306
Advances payable	373	359
Long-term taxes payable	32,719	32,719
Deferred tax liabilities	4,508	4,393
Total liabilities	$402,315	$411,240

Commitments and Contingencies (See Note 27)

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued – 32,338,302 and 32,338,302 shares as of March 31, 2018 and December 31, 2017, respectively	$3	$3
Additional paid-in capital	64,406	64,406
Retained earnings-
Appropriated	10,707	10,707
Unappropriated	213,771	209,459
Accumulated other comprehensive income	30,506	17,780
Treasury stock –694,298 and 694,298 shares as of March 31, 2018 and December 31, 2017, respectively	(2,907)	(2,907)
Total parent company stockholders' equity	316,486	299,448
Non-controlling interests	6,917	6,681
Total stockholders' equity	323,403	306,129
Total liabilities and stockholders' equity	$725,718	$717,369

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$4,032	$5,938
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	4,342	4,189
Accrual/(reversal) of provision for doubtful accounts	275	(19)
Inventory write downs	1,543	813
Deferred income taxes	33	(63)
Equity in earnings of affiliated companies	(585)	(51)
Gain on fixed assets disposals	12	17
Changes in operating assets and liabilities
(Increase)/decrease in:
Pledged cash	72	(2,618)
Accounts and notes receivable	559	2,480
Advance payments and others	(128)	52
Inventories	(6,592)	(1,444)
Increase/(decrease) in:
Accounts and notes payable	(11,950)	(1,592)
Customer deposits	246	123
Accrued payroll and related costs	(1,064)	(431)
Accrued expenses and other payables	(4,031)	(1,467)
Accrued pension costs	576	(247)
Taxes payable	5,230	(3,318)
Net cash (used in)/provided by operating activities	(7,430)	2,362
Cash flows from investing activities:
Increase in other receivables	647	20
Cash received from property, plant and equipment sales	26	26
Payments to acquire property, plant and equipment (including $5,224 and $493 paid to related parties for the three months ended March 31, 2018 and 2017, respectively)	(8,192)	(3,245)
Purchase of short-term investments	(1,414)	-
Proceeds from maturities of short-term investments	19,108	2,433
Loan to a related party	-	(29,044)
Cash received from repayment of the loan to a related party	20,430	-
Net cash provided by/(used in) investing activities	30,605	(29,810)
Cash flows from financing activities:
Proceeds from bank loans	19,672	27,754
Repayments of bank loans	(31,037)	(245)
Net cash (used in)/provided by financing activities	(11,365)	27,509
Effects of exchange rate on cash and cash equivalents	2,361	150
Net (decrease)/increase in cash and cash equivalents	14,171	211
Cash and cash equivalents at beginning of period	64,558	31,092
Cash and cash equivalents at end of period	$78,729	$31,303

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Three Months Ended March 31,
	2018	2017

Cash paid for interest	$223	$173
Cash paid for income taxes	$129	$325

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Non-cash investing activities:

	Three Months Ended March 31,
	2018	2017

Property, plant and equipment recorded during the period for which there previously were advance payments	$1,362	$6,360
Accounts payable for acquiring property, plant and equipment	$1,209	$610

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months Ended March 31, 2018 and 2017

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

The Company owns the following aggregate net interests in the following Sino-foreign joint ventures, wholly-owned subsidiaries and joint ventures organized in the People's Republic of China, the “PRC,” and Brazil as of March 31, 2018 and December 31, 2017.

	Percentage Interest
Name of Entity	March 31, 2018	December 31, 2017
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd, “Hubei Henglong” [7]	100.00%	100.00%
JingzhouHenglong Automotive Technology (Testing) Center, “Testing Center” [8]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong”[9]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [10]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”[11]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [12]	100.00%	100.00%
Jingzhou Qingyan Intelligent Automotive Technology Rearch Institute Co., Ltd., “Jingzhou Qingyan”[13]	60.00%	60.00%

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

5.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.

9.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

10.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

11.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.

12.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.

13.	In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Rearch Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology.

2.	Basis of presentation and significant accounting policies

(a)	Basis of Presentation

Basis of Presentation – The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The details of subsidiaries are disclosed in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by such accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all necessary adjustments, which include normal recurring adjustments, for a fair statement of the results of operations, financial position and cash flows for the interim periods presented.

The condensed consolidated balance sheet as of December 31, 2017 is derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company’s management believes that the disclosures contained in these financial statements are adequate to make the information presented herein not misleading. For further information, please refer to the financial statements and the notes thereto included in the Company’s 2017 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address specific consequences of the recent U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”). The update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Reform. The accounting update is effective January 1, 2019, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. Tax Reform is recognized. The Company is currently evaluating the impact of the new standard on the Company's consolidated financial statements.

(c)	Significant Accounting Policies

Net Product Sales - On January 1, 2018, the Company adopted ASC Topic 606 “Revenue from Contracts with Customers”, and all related amendments, using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting practices under ASC Topic 605 “Revenue Recognition”.

Management has determined that the impact of the transition to the new standard is immaterial to the Company’s revenue recognition model since the vast majority of our revenue recognition is based on point in time transfer of control. Accordingly, the Company has not made any adjustment to opening retained earnings.

Products sales to customers are made pursuant to master agreements entered into between the Company and its customers that provide for transfer of both title and risk of loss upon the Company’s delivery to the location specified in the contracts. The Company’s sales arrangements generally do not contain variable considerations and short-term in nature. A period of credit term is granted to the customers after the delivery and before making payment. The Company recognizes revenue at a point in time based on management’s evaluation of when the customer obtains control of the products. Revenue is recognized when all performance obligations under the terms of a contract with the customer are satisfied and control of the product has been transferred to the customer. Sales of goods typically do not include multiple product and/or service elements.

Revenue is measured as the amount of consideration management expects the Company to receive in exchange for transferring goods pursuant to the contracts. Value-added tax that the Company collects concurrent with revenue-producing activities is excluded from revenue. Incidental contract costs that are not material in the context of the delivery of goods and services are recognized as expense.

At the time revenue is recognized, allowances are recorded, with the related reduction to revenue, for estimated price discounts based upon historical experience and related terms of customer arrangements. Where the Company has offered product warranties, the Company also establishes liabilities for estimated warranty costs based upon historical experience and specific warranty provisions. Warranty liabilities are adjusted when experience indicates the expected outcome will differ from initial estimates of the liability.

The Company treats shipping and handling fees as a fulfillment cost since control of the products is usually transferred to the customer after the delivery.

Revenue Disaggregation

Management has concluded that the disaggregation level is the same under both the revenue standard and the segment reporting standard. Revenue under the segment reporting standard is measured on the same basis as under the revenue standard, so management did not repeat the disaggregation of revenue under both standards.

Contract Assets and Liabilities

Contract assets, such as costs to obtain or fulfill contracts, are an insignificant component of the Company’s revenue recognition process. The majority of the Company’s cost of fulfillment as a manufacturer of products is classified as inventory, fixed assets and intangible assets, which are accounted for under the respective guidance for those asset types. Other costs of contract fulfillment are immaterial due to the nature of our products and their respective manufacturing processes.

Contract liabilities are mainly customer deposits.

Customer Deposits

As of March 31, 2018, the Company has customer deposits of $1.4 million, of which $1.3 million was received in the first quarter of 2018. $1.0 million was recognized as net product sales revenue in the first quarter of 2018 that was included in the balance of customer deposits as of December 31, 2017. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

Practical Expedient and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

The Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers promised goods to the customers and when the customers pay for the goods will be within one year.

Except for the adoption of ASC Topic 606, there have been no updates to the significant accounting policies set forth in the notes to the consolidated financial statements for the year ended December 31, 2017.

3.	Short-term investments

Short-term investments comprise time deposits with terms of three months or more which are due within one year and financial instruments with a variable interest rate indexed to the performance of underlying assets (“Wealth Management Financial Products”) with maturities within one year. The carrying values of time deposits approximate fair value because of their short maturities. The interest earned is recognized in the consolidated statements of income over the contractual term of the deposits. The Wealth Management Financial Products are measured at fair value and classified as Level 2 within the fair value measurement hierarchy. The fair values were measured by using directly or indirectly observable inputs in the marketplace. Changes in the fair value are reflected in other income in the consolidated statements of operations and comprehensive income.

The Company’s short-term investments as of March 31, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	March 31, 2018	December 31, 2017
Time deposits	$11,609	$12,019
Wealth Management Financial Products measured at fair value	1,431	17,568
Total	$13,040	$29,587

As of March 31, 2018, the Company had pledged short-term investments of RMB 7.0 million, equivalent to approximately $1.1 million, to secure standby letters of credit under Bank of China and China CITIC Bank (Note 12). The use of the pledged short-term investments is restricted.

As of December 31, 2017, the Company had pledged short-term investments of RMB 13.0 million, equivalent to approximately $2.0 million, to secure standby letters of credit under HSBC Bank (Note 12) and China CITIC Bank. The use of the pledged short-term investments is restricted.

4.	Accounts and notes receivable, net

The Company’s accounts and notes receivable as of March 31, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	March 31, 2018	December 31, 2017
Accounts receivable - unrelated parties	$166,627	$166,889
Notes receivable - unrelated parties (1) (2)	116,867	109,183
Total accounts and notes receivable- unrelated parties	283,494	276,072
Less: allowance for doubtful accounts - unrelated parties	(1,422)	(1,083)
Accounts and notes receivable, net - unrelated parties	282,072	274,989
Accounts and notes receivable, net - related parties	22,661	19,086
Accounts and notes receivable, net	$304,733	$294,075

(1)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

(2)	As of March 31, 2018, the Company collateralized its notes receivable in an amount of RMB 258.8 million, equivalent to approximately $41.2 million, as security for the credit facilities with banks in China and the Chinese government, including RMB 238.8 million, equivalent to approximately $38.0 million, in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou”, and China CITIC Bank, Wuchang branch, “CITIC Wuchang”, for the purpose of obtaining the Henglong Standby Letters of Credit (as defined in Note 12), which are used as security for the non-revolving credit facility in the amount of $20.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau”, and the non-revolving credit facility in the amount of $10.0 million provided by Taishin Bank, and RMB 20.0 million, equivalent to approximately $3.2 million, as security in favor of the Chinese government for the low-interest government loan (See Note 12).

As of December 31, 2017, the Company collateralized its notes receivable in an amount of RMB 258.5 million, equivalent to approximately $39.6 million, as security for the credit facilities with banks in China and the Chinese government, including RMB 238.4 million, equivalent to approximately $36.5 million, in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou”, and China CITIC Bank, Wuchang branch, “CITIC Wuchang”, for the purpose of obtaining the Henglong Standby Letters of Credit (as defined in Note 12), which are used as security for the non-revolving credit facility in the amount of $20.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau” and the non-revolving credit facility in the amount of $10.0 million provided by Taishin Bank, and RMB 20.0 million, equivalent to approximately $3.1 million, as security in favor of the Chinese government for the low-interest government loan (See Note 12).

(3)	Provision for accounts and notes receivable amounted to $0.3 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

5.	Advance payments and others

The Company’s advance payments and others as of March 31, 2018 and December 31, 2017 consisted of the following (figures are in thousands of USD):

	March 31, 2018	December 31, 2017
Advance payments and others - unrelated parties	$13,258	$13,801
Less: allowance for doubtful accounts – unrelated parties	(1,050)	(1,011)
Advance payments and others, net – unrelated parties	12,208	12,790
Advance payments and others - related parties (1)	1,068	20,841
Total advance payments and others	$13,276	$33,631

(1)	On March 16, 2017, in order to generate higher returns for the Company’s idle cash, one of the Company's subsidiaries, Hubei Henglong, lent RMB 200.0 million (equivalent to $31.8 million as of March 31, 2018) to Henglong Real Estate, one of the Company's related parties, through an independent financial institution by way of an entrusted loan. The term of the loan is one year and the annual interest rate is 6.05%. In the fourth quarter of 2017, Henglong Real Estate repaid RMB 70 million to Hubei Henglong. In the first quarter of 2018, Henglong Real Estate repaid the remaining RMB 130 million to Hubei Henglong. As of March 31, 2018 and December 31, 2017, the outstanding loan balance was nil and RMB 130 million (equivalent to $19.9 million), respectively.

6.	Inventories

The Company’s inventories as of March 31, 2018 and December 31, 2017 consisted of the following (figures are in thousands of USD):

	March 31, 2018	December 31, 2017
Raw materials	$22,705	$20,033
Work in process	19,329	17,951
Finished goods	45,336	41,233
Total	$87,370	$79,217

Provision for inventories amounted to $1.5 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

7.	Other receivables, net

The Company’s other receivables as of March 31, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	March 31, 2018	December 31,2017
Other receivables - unrelated parties (1)	$1,116	$1,109
Other receivables - employee housing loans (2)	619	1,187
Less: allowance for doubtful accounts - unrelated parties	(111)	(108)
Other receivables, net - unrelated parties	$1,624	$2,188

	March 31, 2018	December 31, 2017
Other receivables - related parties (1)	$608	$585
Less: allowance for doubtful accounts - related parties	(608)	(585)
Other receivables, net - related parties	$-	$-

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.

(2)	On May 28, 2014, the board of directors of the Company approved a loan program under which the Company will lend an aggregate of up to RMB 50.0 million, equivalent to approximately $8.0 million, to the employees of the Company to assist them in purchasing houses. Employees are required to pay interest at an annual rate of 3.8%. These loans are unsecured and the term of the loans is generally five years.

8.	Long-term investments

In January 2010, the Company invested $3.1 million to establish a joint venture company, Beijing Henglong, with Hainachuan. The Company owns 50% of the equity in Beijing Henglong and can exercise significant influence over Beijing Henglong’s operating and financial policies. The Company accounted for Beijing Henglong’s operational results using the equity method. As of March 31, 2018 and December 31, 2017, the Company had $4.3 million and $4.1 million, respectively, of net equity in Beijing Henglong.

In September 2014, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Suzhou Venture Fund”, which mainly focuses on investments in emerging automobiles and parts industries. Hubei Henglong has committed to make investments of RMB 50.0 million, equivalent to approximately $8.0 million, in the Suzhou Venture Fund in three installments. As of March 31, 2018, Hubei Henglong has completed a capital contribution of RMB 50.0 million, equivalent to approximately $8.0 million, representing 12.5% of the Suzhou Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over the Suzhou Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of March 31, 2018 and December 31, 2017, the Company had $11.3 million and $10.3 million, respectively, of net equity in the Suzhou Venture Fund.

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $18.0 million, in the Chongqing Venture Fund in three installments. As of March 31, 2018, Hubei Henglong has completed a capital contribution of RMB 84.0 million, equivalent to approximately $13.4 million, representing 23.5% of the Chongqing Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over the Chongqing Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of March 31, 2018 and December 31, 2017, the Company had $13.2 million and $12.7 million, respectively, of net equity in the Chongqing Venture Fund.

In October 2016, Hubei Henglong invested RMB 3.0 million, equivalent to approximately $0.4 million, to establish a joint venture company, Chongqing Jinghua Automotive Intelligent Manufacturing Technology Research Co., Ltd., “Chongqing Jinghua”, with five other parties. The Company owns 30% of the equity in Chongqing Jinghua, and can exercise significant influence over Chongqing Jinghua’s operating and financial policies. The Company accounts for Chongqing Jinghua’s operational results with the equity method. As of March 31, 2018 and December 31, 2017, the Company had $0.5 million and $0.5 million, respectively, of net equity in Chongqing Jinghua.

The Company’s consolidated financial statements reflect the net income of non-consolidated affiliates of $0.6 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

9.	Property, plant and equipment, net

The Company’s property, plant and equipment as of March 31, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	March 31, 2018	December 31, 2017
Land use rights and buildings	$65,655	$63,173
Machinery and equipment	178,073	165,863
Electronic equipment	6,138	5,819
Motor vehicles	5,151	4,945
Construction in progress	23,671	22,352
Total amount of property, plant and equipment	278,688	262,152
Less: Accumulated depreciation (1)	(145,789)	(136,119)
Total amount of property, plant and equipment, net (2)(3)	$132,899	$126,033

(1)	As of March 31, 2018 and December 31, 2017, the Company pledged property, plant and equipment with a net book value of approximately $60.0 million and $57.8 million, respectively as security for its comprehensive credit facilities with banks in China.

(2)	Depreciation charges were $4.2 million and $4.1 million for the three months ended March 31, 2018 and 2017, respectively.

(3)	Interest costs capitalized for the three months ended March 31, 2018 and 2017, were $0.2 million and $0.1 million, respectively.

10.	Intangible assets

The Company’s intangible assets as of March 31, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	March 31, 2018	December 31, 2017
Costs:
Patent technology	$2,191	$2,108
Management software license	1,498	1,441
Total intangible assets	3,689	3,549
Less: Amortization (1)	(3,057)	(2,888)
Total intangible assets, net	$632	$661

(1)	Amortization expenses were $0.1 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

11.	Deferred income tax assets

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

The components of estimated deferred income tax assets as of March 31, 2018 and December 31, 2017 are as follows (figures are in thousands of USD):

	March 31, 2018	December 31, 2017

Losses carry forward (U.S.) (1)	$3,464	$3,580
Losses carry forward (Non-U.S.) (1)	2,800	2,178
Product warranties and other reserves	5,608	5,264
Property, plant and equipment	4,836	4,607
Share-based compensation	156	156
Bonus accrual	224	287
Other accruals	1,510	1,535
Deductible temporary difference related to revenue recognition	232	465
Others	1,415	1,353
Total deferred tax assets, net	20,245	19,425
Less: Valuation allowance	(6,445)	(6,058)
Total deferred tax assets, net of valuation allowance	$13,800	$13,367

(1)	The net operating losses carry forward for the U.S. entities for income tax purposes are available to reduce future years' taxable income. These carry forward losses will expire, if not utilized, at various times over the next 20 years. Net operating losses carry forward for China entities can be carried forward for 5 years to offset taxable income. As of March 31, 2018, the valuation allowance was $6.4 million, including $3.6 million allowance for the Company’s deferred tax assets in the United States and $2.8 million allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the deferred tax assets in other countries, pursuant to certain tax laws and regulations, management believes such amount will not be used to offset future taxable income.

12.	Bank and government loans

Loans consist of the following as of March 31, 2018 and December 31, 2017 (figures are in thousands of USD):

	March 31, 2018	December 31, 2017
Short-term bank loans (1)	$15,744	$9,948
Short-term bank loans (2) (3) (4)	29,858	30,454
Short-term bank loans (5)	14,393	29,248
Short-term government loan (6)	3,181	3,061
Total short-term bank and government loans	$63,176	$72,711
Long-term government loan (7)	318	306
Total bank and government loans	$63,494	$73,017

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year (See Note 9). As of March 31, 2018 and December 31, 2017, the weighted average interest rate was 4.5% and 4.7% per annum, respectively. Interest is to be paid monthly on the twentieth day of the applicable month or at maturity and the principal repayment is at maturity.

(2)	On April 20, 2017, the Company entered into a credit facility agreement with ICBC Macau to obtain a non-revolving credit facility in the amount of $20.0 million, the “ICBC Macau Credit Facility”. The ICBC Macau Credit Facility will expire on May 12, 2018 unless the Company draws down the line of credit in full prior to such expiration date, and the maturity date for the loan drawdown is the earlier of (i) 12 months from the date of drawdown or (ii) one month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”. The interest rate of the loan drew down under the ICBC Macau Credit Facility is calculated based on a three-month LIBOR plus 1.30% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. Interest is calculated daily based on a 360-day year and it is fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As security for the ICBC Macau Credit Facility, the Company was required to provide ICBC Macau with a standby letter of credit for a total amount of not less than $25.3 million if the ICBC Macau Credit Facility is fully drawn.

On May 5, 2017, the Company drew down the full amount of $20.0 million under the ICBC Macau Credit Facility and provided a standby letter of credit issued by ICBC Jingzhou for an amount of $25.3 million in favor of ICBC Macau. The standby letter of credit is collateralized by Henglong’s notes receivable of RMB 158.9 million, equivalent to approximately $25.3 million. The Company also paid an arrangement fee of $0.04 million to ICBC Jingzhou.

(3)

On April 25, 2017, Great Genesis entered into a credit facility agreement with Taishin Bank to obtain a non-revolving credit facility in the amount of $10.0 million, the “Taishin Bank Credit Facility”. The Taishin Bank Credit Facility expired on April 25, 2018 and was extended to March 20, 2019. The Taishin Bank Credit Facility has an annual interest rate of 2.7%. Interest is paid quarterly and the principal repayment is payable at maturity. As security for the Taishin Bank Credit Facility, the Company’s subsidiary Henglong was required to provide Taishin Bank with a standby letter of credit for a total amount of not less than $10.0 million if the Taishin Bank Credit Facility is fully drawn.

On April 28, 2017, Great Genesis drew down the full amount of $9.9 million under the Taishin Bank Credit Facility and provided a standby letter of credit issued by China CITIC Bank Wuchang branch for an amount of $10.0 million in favor of Taishin Bank. The standby letter of credit issued by China CITIC Bank Wuchang branch is collateralized by Henglong’s short-term investments of RMB 4.0 million, equivalent to approximately $0.6 million, and notes receivable of RMB 79.4 million, equivalent to approximately $12.2 million.

(4)

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

On August 26, 2016, Brazil Henglong drew down a loan amounting to $0.6 million provided by Bank of China (Brazil). The loan matured on January 15, 2018 and has an annual interest rate of 4.05%. Interest was paid semiannually and the principal repayment was at maturity. Hubei Henglong provided a Standby Letter of Credit for an amount of $0.9 million in favor of Bank of China (Brazil). Hubei Henglong’s Standby Letter of Credit was issued by Bank of China Jingzhou branch and was collateralized by long-term time deposits of Hubei Henglong of RMB 6.0 million, equivalent to approximately $0.9 million. The Company repaid this bank loan on January 16, 2018.

(5)

On September 26, 2016, Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 170.0 million (equivalent to $27.0 million as of March 31, 2018), the “Henglong CITIC Credit Facility”. The Henglong CITIC Credit Facility expired on September 26, 2017. As security for the Henglong CITIC Credit Facility, Henglong’s property, plant and equipment were pledged and Hubei Henglong provided a guarantee. On March 3, 2017, Henglong drew down loans amounting to RMB 32.5 million, RMB 32.5 million and 30.6 million (equivalent to $5.2 million, $5.2 million and $4.9 million as of March 31, 2018), respectively. The loans matured on February 5, 6 and 7, 2018, respectively. The annual interest rate of the loans was 4.99%. The principal and interest have been repaid.

On October 27, 2017, Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 226.0 million (equivalent to $35.9 million as of March 31, 2018), the “Henglong CITIC Credit Facility”. The Henglong CITIC Credit Facility will expire on October 27, 2018. As security for the Henglong CITIC Credit Facility, Henglong’s property, plant and equipment were pledged and Hubei Henglong provided a guarantee. Henglong provided Jielong with a Standby Letter of Credit under the Credit Facility. On January 25, 26 and 29, 2018, Jielong drew down loans amounting to RMB 29.5 million, RMB 20.7 million and 18.7 million (equivalent to $4.7 million, $3.3 million and $3.0 million), respectively. The loans will mature on July 23, 24 and 26, 2018, respectively. The annual interest rate of the loans is 5.02%, 5.02% and 5.13%, respectively.

On September 26, 2016, Hubei Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 100.0 million (equivalent to $15.9 million as of March 31, 2018), the “Hubei Henglong CITIC Credit Facility”. The Hubei Henglong CITIC Credit Facility expired on September 26, 2017. Henglong provided a guarantee for the Hubei Henglong CITIC Credit Facility. On March 3, 2017, Hubei Henglong drew down loans amounting to RMB 28.7 million, RMB 28.7 million and 38.2 million (equivalent to $4.6 million, $4.6 million and $6.1 million), respectively. The loans matured on February 2, 8 and 9, 2018, respectively. The annual interest rate of the loans was 4.99%. The principal and interest have been repaid.

On October 27, 2017, Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 140.0 million (equivalent to $22.3 million as of March 31, 2018), the “Hubei Henglong CITIC Credit Facility”. The Hubei Henglong CITIC Credit Facility will expire on October 27, 2018. Henglong provided a guarantee for the Hubei Henglong CITIC Credit Facility. Hubei Henglong provided Jiulong with a Standby Letter of Credit under the Credit Facility. On January 26 and 30, 2018, Hubei Henglong drew down loans amounting to RMB 5.9 million and 15.7 million (equivalent to $0.9 million and $2.5 million), respectively. The loans will mature on July 24 and 26, 2018, respectively. The annual interest rate of the loans is 5.02% and 5.79%, respectively.

(6)	On August 17, 2017, the Company received an interest-free Chinese government loan of RMB 20.0 million, equivalent to approximately $3.2 million, which will mature on August 16, 2018. Henglong pledged RMB 20.0 million, equivalent to approximately $3.2 million, of notes receivable as security for the Chinese government loan (See Note 4).

(7)	On November 13, 2017, the Company received a Chinese government loan of RMB 2.0 million, equivalent to approximately $0.3 million, with an interest rate of 4.75% per annum, which will mature on November 12, 2020.

13.	Accounts and notes payable

The Company’s accounts and notes payable as of March 31, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	March 31, 2018	December 31, 2017
Accounts payable - unrelated parties	$142,420	$149,200
Notes payable - unrelated parties (1)	87,616	83,848
Accounts and notes payable- unrelated parties	230,036	233,048
Accounts payable - related parties	7,544	7,168
Balance at end of period	$237,580	$240,216

(1)	Notes payable represent accounts payable in the form of notes issued by the Company. The notes are endorsed by banks to ensure that noteholders will be paid after maturity. The Company has pledged cash deposits, short-term investments, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

14.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of March 31, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	March 31, 2018	December 31, 2017
Accrued expenses	$7,671	$7,944
Accrued interest	178	1,347
Other payables	902	1,803
Warranty reserves (1)	30,201	29,033
Total	$38,952	$40,127

(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three months ended March 31, 2018 and 2017, and for the year ended December 31, 2017, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2018	2017	2017
Balance at beginning of the period	$29,033	$26,225	$26,225
Additions during the period	4,248	3,076	23,354
Settlement within period, by cash or actual materials	(4,206)	(3,419)	(22,034)
Foreign currency translation loss/(gain)	1,126	(144)	1,488
Balance at end of the period	$30,201	$25,738	$29,033

15.	Taxes payable

The Company’s taxes payable as of March 31, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	March 31, 2018	December 31, 2017
Value-added tax payable	$5,187	$1,813
Income tax payable	3,739	3,450
Other tax payable	976	664
Long-term taxes payable(1)	32,719	32,719
Total	$42,621	$38,646

(1)	A one-time transition tax of $35.6 million was recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in April 2018. As of March 31, 2018 and December 31, 2017, $2.7 million was included in taxes payable as a current liability which the Company believes will be paid within one year and the remaining balance was included in long-term taxes payable. See Note 23 for more details about the U.S. Tax Reform.

16.	Advances payable

As of March 31, 2018 and December 31, 2017, advances payable by the Company were $0.8 million and $0.7 million, respectively.

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

The Company’s positions in respect of the amounts of additional paid-in capital for the three months ended March 31, 2018 and 2017, and the year ended December 31, 2017 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2018	2017	2017
Balance at beginning of the period	$64,406	$64,764	$64,764
Acquisition of the non-controlling interest in Brazil Henglong(1)	-	-	(458)
Share-based compensation (2)	-	-	100
Balance at end of the period	$64,406	$64,764	$64,406

(1)	In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

(2)	On August 16, 2017, the Company granted 22,500 stock options to the Company’s independent directors, with the exercise price equal to the closing price of the Company’s common stock traded on NASDAQ one day before the date of grant and on the date of grant. The fair value of the stock options was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instruments. The dividend yield assumption is based on historical patterns and future expectations for the Company’s dividends.

Assumptions used to estimate the fair value of the stock options on the grant dates are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield

August 16, 2017	139.2%	1.79%	5	0.00%

The stock options granted during 2017 were exercisable immediately. Their fair value on the grant date using the Black-Scholes option pricing model was $0.1 million. For the year ended December 31, 2017, the Company recognized stock-based compensation expenses of $0.1 million.

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

The Company’s activities in respect of the amounts of appropriated retained earnings for the three months ended March 31, 2018 and 2017, and the year ended December 31, 2017 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2018	2017	2017
Balance at beginning of the period	$10,707	$10,549	$10,549
Appropriation of retained earnings	-	-	158
Balance at end of the period	$10,707	$10,549	$10,707

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three months ended March 31, 2018 and 2017, and the year ended December 31, 2017 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2018	2017	2017
Balance at beginning of the period	$209,459	$228,963	$228,963
Net income attributable to parent company	4,312	5,714	(19,346)
Appropriation of retained earnings	-	-	(158)
Balance at end of the period	$213,771	$234,677	$209,459

19.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of accumulated other comprehensive income for the three months ended March 31, 2018 and 2017, and the year ended December 31, 2017 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2018	2017	2017
Balance at beginning of the period	$17,780	$(892)	$(892)
Other comprehensive income related to the non-controlling interests acquired by the Company	-	-	(67)
Foreign currency translation adjustment attributable to parent company	12,726	1,575	18,739
Balance at end of the period	$30,506	$683	$17,780

20.	Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three months ended March 31, 2018 and 2017, and the year ended December 31, 2017 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2018	2017	2017
Balance at beginning of the period	$6,681	$5,412	$5,412
(Loss)/income attributable to non-controlling interests	(280)	224	707
Dividends declared to the non-controlling interest holders of joint-venture companies	-	-	(608)
Acquisition of the non-controlling interest in Brazil Henglong	-	-	458
Other comprehensive income related to the non-controlling interests acquired by the Company	-	-	67
Foreign currency translation adjustment attributable to non-controlling interests	516	54	645
Balance at end of the period	$6,917	$5,690	$6,681

21.	Gain on other sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, and scraps. For the three months ended March 31, 2018, gain on other sales amounted to $1.5 million as compared to $0.8 million for the three months ended March 31, 2017, representing an increase of $0.7 million. The increase was mainly due to increased sales volume of materials.

22.	Financial (expense)/income, net

During the three months ended March 31, 2018 and 2017, the Company recorded financial income, net which is summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2018	2017

Interest income	$374	$481
Foreign exchange loss, net	(1,037)	(29)
Bank fees	(102)	(120)
Total financial (expense)/income, net	$(765)	$332

23.	Income tax rate

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

According to PRC tax regulation, the Company should withhold income taxes for the profits distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profits that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. As of March 31, 2018, the Company has recognized deferred tax liabilities of $4.5 million for the undistributed profits of $45.4 million which are expected to be distributed to Genesis in the future. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries indefinitely. As of March 31, 2018 and December 31, 2017, the Company still had undistributed earnings of approximately $308.9 million and $294.2 million, respectively, from investment in the PRC subsidiaries that are considered indefinitely reinvested. Had the undistributed earnings been distributed to Genesis and not indefinitely reinvested, the tax provision as of March 31, 2018 and December 31, 2017 of approximately $30.9 million and $29.4 million, respectively, would have been recorded.

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

In 2015, Shenyang was awarded the title of “High & New Technology Enterprise”, and based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% from 2015 to 2017. The Company estimated the applied tax rate in 2018 to be 15% as it is probable to pass the re-assessment in 2018 and continue to qualify as “High & New Technology Enterprise”.

In 2013, Jielong was awarded the title of “High& New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% from 2016 to 2018.

According to the New CIT, USAI, Wuhan Chuguanjie, Shanghai Henglong, Testing Center and Chongqing Henglong are subject to income tax at a rate of 25%.

Brazil Corporate Income Tax

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million, equivalent to approximately BRL 0.24 million. The Company had no assessable income in Brazil as of March 31, 2018 and December 31, 2017.

Hong Kong Corporate Income Tax

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong as of March 31, 2018 and December 31, 2017.

U.S. Corporate Income Tax

The Company is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and U.S. corporate income tax on its taxable income of up to 35% for prior tax years. Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act, was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum.

The U.S. Tax Reform also includes provisions for a new tax on Global Intangible Low-Taxed Income, “GILTI”, effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations.

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

The Company’s effective tax rate was 14.6% for the three months ended March 31, 2018, compared with 16.8% for the three months ended March 31, 2017.

24.	Income per share

Basic income per share is computed using the weighted average number of ordinary shares outstanding during the period. Diluted income per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the period. The dilutive effect of outstanding stock options is determined based on the treasury stock method.

The calculation of basic and diluted income per share attributable to the parent company for the three months ended March 31, 2018 and 2017, was (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$4,312	$5,714
Denominator:
Weighted average shares outstanding	31,644,004	31,644,004
Dilutive effects of stock options	-	5,904
Denominator for dilutive income per share – Diluted	31,644,004	31,649,908

Net income per share attributable to parent company’s common shareholders – Basic	$0.14	$0.18
Net income per share attributable to parent company’s common shareholders – Diluted	$0.14	$0.18

As of March 31, 2018 and 2017, the exercise prices for 112,500 shares and 90,000 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the three months ended March 31, 2018 and 2017, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

During the three months ended March 31, 2018, the Company’s five largest customers accounted for 41.9% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales i.e., 18.9%. As of March 31, 2018, approximately 4.8% of accounts receivable were from trade transactions with the aforementioned customer and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

During the three months ended March 31, 2017, the Company’s five largest customers accounted for 40.4% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales i.e., 12.9%. As of March 31, 2017, approximately 5.1% of accounts receivable were from trade transactions with the aforementioned customer and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

26.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended March 31,
	2018	2017
Merchandise sold to related parties	$10,846	$9,538
Rental income obtained from related parties	102	14
Materials and others sold to related parties	446	300
Total	$11,394	$9,852

Related purchases

	Three Months Ended March 31,
	2018	2017
Materials purchased from related parties	$8,249	$7,363
Equipment purchased from related parties	1,248	3,012
Others purchased from related parties	49	267
Total	$9,546	$10,642

Loan transaction to a related party

	Three Months Ended March 31,
	2018	2017
Related party loan	$-	$29,044

Related receivables

	March 31, 2018	December 31, 2017
Accounts and notes receivable from related parties	$22,661	$19,086

Related advances and loan balance

	March 31, 2018	December 31, 2017
Advance payments for property, plant and equipment to related parties	$9,244	$5,264
Advance payments and others to related parties	1,068	20,841
Total	$10,312	$26,105

Related payables

	March 31, 2018	December 31, 2017
Accounts and notes payable	$7,544	$7,168

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

As of May 10, 2018, Hanlin Chen, the Company’s Chairman, owns 56.4% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of March 31, 2018 (figures are in thousands of USD):

	Payment obligations by period
	2018 (1)	2019	2020	2021	Thereafter	Total
Obligations for investment contracts (1)	$9,351	$3,626	$4,835	$-	$-	$17,812
Obligations for purchasing and service agreements	22,483	11,540	-	-	-	34,023
Total	$31,834	$15,166	$4,835	$-	$-	$51,835

(1)

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $19.1 million, in the Chongqing Venture Fund in three installments. As of March 31, 2018, Hubei Henglong has completed a capital contribution of RMB 84.0 million, equivalent to approximately $ 13.4 million, representing 35.0% of the Chongqing Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB 36.0 million, equivalent to approximately $ 5.7 million, will be paid upon capital calls received from the Chongqing Venture Fund.

In March 2018, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Hubei Venture Fund”. Hubei Henglong has committed to make an investment of RMB 76.0 million, equivalent to approximately $12.1 million, in the Hubei Venture Fund in three installments, representing 38% of the Hubei Venture Fund’s shares. As of March 31, 2018, Hubei Henglong has not made any contribution.

28.	Off-balance sheet arrangements

As of March 31, 2018 and December 31, 2017, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

29.	Subsequent event

On April 27, 2018, Hubei Henglong entered into a joint venture contract (the “JV Contract”) with KYB (China) Investment Co., Ltd. (“KYB China”), pursuant to which the parties will establish a joint venture company, Hubei Henglong KYB Automobile Electric Steering System Co., Ltd. (the “JV Company”) under the laws of the People’s Republic of China, for the purpose of manufacturing and sales of automotive electric steering systems (“EPS”) and other automotive parts.

Pursuant to the JV Contract, the total investment amount of the JV Company is RMB 960 million and its registered capital is RMB 320 million. Hubei Henglong and KYB China will contribute RMB 213.12 million and RMB 106.88 million to JV Company, respectively, and they will make such capital payments within ninety days from the establishment date of the JV Company (the “Establishment Date”). If a party fails to pay its due capital contribution within thirty days after the expiration of the 90-day period, the other party shall be entitled to terminate the JV Contract unilaterally or pay the unpaid part of the contribution.

After the parties have paid their respective capital contributions to the JV Company, the JV Company will be owned 66.6% and 33.4% by Hubei Henglong and KYB China, respectively.

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

As of March 31, 2018, the Company had 12 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other seven sectors were engaged in the production and sale of sensor modular (USAI), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie) and research and development of intelligent automotive technology (Jingzhou Qingyan). Since the revenues, net income and net assets of these six sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the condensed unaudited consolidated financial statements, the Company incorporated these six sectors into “Other Sectors.”

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

The Company’s product sector information for the three months ended March 31, 2018 and 2017, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income (Loss)
	Three Months Ended		Three Months Ended
	March 31		March 31
	2018	2017	2018	2017
Henglong	$68,896	$70,834	$(312)	$3,319
Jiulong	27,445	22,287	455	1,390
Shenyang	6,348	8003	(618)	462
Wuhu	4,636	6,108	(397)	(70)
Hubei Henglong	33,393	18,134	3,089	238
Other Sectors	17,898	12,711	794	642
Total Segments	158,616	138,077	3,011	5,981
Corporate	-	-	564	(168)
Eliminations	(24,598)	(18,769)	457	125
Total	$134,018	$119,308	$4,032	$5,938

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Recent Accounting Pronouncements

Please see Note 2 to the consolidated financial statements under Item 1 of Part I of this Report.

Results of Operations

Results of Operations—Three Months Ended March 31, 2018 and 2017

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2018	2017	Change		2018	2017	Change
Henglong	$68,896	$70,834	$(1,938)	-2.7%	$62,047	$61,462	$585	1.0%
Jiulong	27,445	22,287	5,158	23.1	24,535	19,100	5,435	28.5
Shenyang	6,348	8,003	(1,655)	-20.7	6,306	6,707	(401)	-6.0
Wuhu	4,636	6,108	(1,472)	-24.1	4,351	5,687	(1,336)	-23.5
Hubei Henglong	33,393	18,134	15,259	84.1	25,025	12,870	12,155	94.4
Other Sectors	17,898	12,711	5,187	40.8	14,985	10,746	4,239	39.4
Total Segments	158,616	138,077	20,539	14.9	137,249	116,572	20,677	17.7
Elimination	(24,598)	(18,769)	(5,829)	31.1	(24,870)	(18,893)	(5,977)	31.6
Total	$134,018	$119,308	$14,710	12.3%	$112,379	$97,679	$14,700	15.0%

Net Product Sales

Net product sales were $134.0 million for the three months ended March 31, 2018, compared to $119.3 million for the same period in 2017, representing an increase of $14.7 million, or 12.3%.

The Company’s net product sales were affected by the change in the product mix. Net sales of traditional steering products and parts were $109.0 million for the three months ended March 31, 2018, compared to $89.5 million for the same period in 2017, representing an increase of $19.5 million, or 21.8%. Net sales of EPS were $25.0 million for the three months ended March 31, 2018, compared to $29.8 million for the same period in 2017, representing a decrease of $4.8 million, or 16.1%. As a percentage of net sales, sales of EPS were 18.7% for the three months ended March 31, 2018, compared to 25.5% for the same period in 2017. The increase in net product sales was mainly due to increased sales volume and the changes in the product mix in the three months ended March 31, 2018. An increase in sales volume contributed to a sales increase of $7.1 million, and a decrease in average selling price led to a sales decrease of $1.8 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $9.4 million.

Further analysis by segment (before elimination) is as follows:

•	Net product sales for Henglong were $68.9 million for the three months ended March 31, 2018, compared with $70.8 million for the three months ended March 31, 2017, representing a decrease of $1.9 million, or 2.7%. A decrease in sales volume led to a sales decrease of $3.2 million and a decrease in average selling price led to a sales decrease of $3.7 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $5.0 million.

•	Net product sales for Jiulong were $27.4 million for the three months ended March 31, 2018, compared with $22.3 million for the three months ended March 31, 2017, representing an increase of $5.1 million, or 22.9%. Jiulong is gradually shifting its strategy from focusing on sales volume to focusing on high gross margin products and developing new markets such as exports. An increase in sales volume led to a sales increase of $4.4 million and a decrease in average selling price led to a sales decrease of $0.3 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $1.0 million.

•	Net product sales for Shenyang were $6.3 million for the three months ended March 31, 2018, compared to $8.0 million for the same period in 2017, representing a decrease of $1.7 million, or 21.3%. Shenyang’s products are mainly sold to Shenyang Brilliance Jinbei Co., Ltd., “Brilliance Jinbei”, one of China’s largest commercial car manufacturers. The sales of Shenyang are mainly impacted by the demand of Brilliance Jinbei. A decrease in sales volumes led to a sales decrease of $1.0 million and a decrease in average selling price led to a sales decrease of $1.1 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.4 million.

•	Net product sales for Wuhu were $4.6 million for the three months ended March 31, 2018, compared to $6.1 million for the same period in 2017, representing a decrease of $1.5 million, or 24.6%. An increase in sales volumes led to a sales increase of $0.2 million and a decrease in average selling price led to a sales decrease of $2.0 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.3 million.

•	Net product sales for Hubei Henglong were $33.4 million for the three months ended March 31, 2018, compared to $18.1 million for the same period in 2017, representing an increase of $15.3 million, or 84.5%. Hubei Henglong’s products are mainly sold to Chrysler and Ford. The significant increase in the sales of Hubei Henglong was mainly due to the new products developed for Chrysler and Ford that began mass production at the end of 2017. An increase in sales volumes led to a sales increase of $9.0 million and an increase in average selling price led to a sales increase of $3.7 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $2.6 million.

•	Net product sales for Other Sectors were $17.9 million for the three months ended March 31, 2018, compared to $12.7 million for the same period in 2017, representing an increase of $5.2 million, or 40.9%, primarily due to an increase in sales volumes of Jielong, which manufactures automobile steering columns for both HPS and EPS.

Cost of Products Sold

For the three months ended March 31, 2018, the cost of products sold was $112.4 million, compared to $97.7 million for the same period of 2017, representing an increase of $14.7 million, or 15.0%. The increase in the cost of products sold was mainly due to the effect of an increase in sales volumes which led to a cost of products sold increase of $5.1 million and an increase in unit cost which led to a cost of products sold increase of $3.9 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $5.7 million.

Further analysis is as follows:

•	Cost of products sold for Henglong was $62.0 million for the three months ended March 31, 2018, compared to $61.5 million for the same period of 2017, representing an increase of $0.5 million, or 0.8%. A decrease in sales volume led to a cost of products sold decrease of $4.7 million and an increase in unit cost led to a cost of products sold increase of $1.2 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $4.0 million.

•	Cost of products sold for Jiulong was $24.5 million for the three months ended March 31, 2018, compared to $19.1 million for the same period of 2017, representing an increase of $5.4 million, or 28.3%. An increase in sales volume led to a cost of products sold increase of $3.7 million and an increase in unit cost led to a cost of products sold increase of $0.7 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $1.0 million.

•	Cost of products sold for Shenyang was $6.3 million for the three months ended March 31, 2018, compared to $6.7 million for the same period of 2017, representing a decrease of $0.4 million, or 6.0%. The decrease in cost of products sold was mainly due to a decrease in sales volumes, which led to a cost of products sold decrease of $1.7 million, and an increase in unit cost, which led to a cost of products sold increase of $0.8 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $0.5 million.

•	Cost of products sold for Wuhu was $4.4 million for the three months ended March 31, 2018, compared to $5.7 million for the same period of 2017, representing a decrease of $1.3 million, or 22.8%. The increase in cost of products sold was mainly due to an increase in unit cost, which led to a cost of products sold increase of $0.2 million, and a decrease in unit cost, which led to a cost of products sold decrease of $1.7 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $0.2 million.

•	Cost of products sold for Hubei Henglong was $25.0 million for the three months ended March 31, 2018, compared to $12.9 million for the same period of 2017, representing an increase of $12.1 million, or 93.8%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $7.7 million, and an increase in unit cost, which led to a cost of products sold increase of $2.6 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $1.8 million.

•	Cost of products sold for Other Sectors was $15.0 million for the three months ended March 31, 2018, compared to $10.7 million for the same period of 2017, representing an increase of $4.3 million, or 40.2%, primarily due to the increase in sales volumes of Jielong.

Gross margin was 16.1% for the three months ended March 31, 2018, compared to 18.1% for the same period of 2017, representing a decrease of 2.0%, mainly due to the changes in the product mix and the increase in the cost of raw materials for the three months ended March 31, 2018.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights, and scraps. For the three months ended March 31, 2018, gain on other sales amounted to $1.5 million, as compared to $0.8 million for the three months ended March 31, 2017, representing an increase of $0.7 million, or 87.5%. The increase was mainly due to increased sales volume of materials.

Selling Expenses

Selling expenses were $5.8 million for the three months ended March 31, 2018, as compared to $4.1 million for the same period of 2017, representing an increase of $1.7 million, or 41.5%, which was mainly due to increased logistics fees and marketing expenses related to the increase in revenue.

General and Administrative Expenses

General and administrative expenses were $4.4 million for the three months ended March 31, 2018, substantially consistent with $4.4 million for the same period of 2017.

Research and Development Expenses

Research and development expenses were $8.3 million for the three months ended March 31, 2018, as compared to $6.8 million for the three months ended March 31, 2017, representing an increase of $1.5 million, or 22.1%, which was mainly due to increased expenditures on R&D activities for EPS products.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. In the past several years, the Company has continued to purchase advanced manufacturing equipment for newly developed products, hiring senior technicians and actively seeking external technical support.

Income from Operations

Income from operations was $4.6 million for the three months ended March 31, 2018, compared to $7.2 million for the three months ended March 31, 2017, representing a decrease of $2.6 million, or 36.1%, including an increase of $0.7 million in gain on other sales and an increase of $3.3 million in operating expenses.

Other Income/(Expense), Net

Other income, net was $0.6 million for the three months ended March 31, 2018, compared to other expense, net of $0.3 million for the three months ended March 31, 2017, representing an increase of $0.9 million, primarily as a result of an increase in the unspecific purpose subsidies being recognized in the first quarter of 2018.

Interest Expense

Interest expense was $0.4 million for the three months ended March 31, 2018, compared to interest expense of $0.2 million for the three months ended March 31, 2017, representing an increase of $0.2 million, primarily due to the new bank loans borrowed in 2018 and higher interest rates.

Financial (Expense)/Income, Net

Financial expense, net, was $0.8 million for the three months ended March 31, 2018, compared to financial income, net, of $0.3 million for the three months ended March 31, 2017, representing an increase of $1.1 million, which was mainly due to the increased foreign exchange loss related to the depreciation of the U.S. dollar in the first quarter of 2018 because of the Company’s increased revenue from customers located in the United States.

Income Before Income Tax Expenses and Equity in Earnings of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $4.0 million for the three months ended March 31, 2018, compared to $7.1 million for the three months ended March 31, 2017, representing a decrease of $3.1 million, or 43.7%, which was mainly due to a decrease in operating income of $2.6 million, an increase in other income of $0.9 million, an increase in interest expense of $0.2 million and an increase in financial expense of $1.1 million.

Income Taxes

Income tax expense was $0.6 million for the three months ended March 31, 2018, compared to $1.2 million of income tax expense for the three months ended March 31, 2017, representing a decrease of $0.6 million, or 50.0%. The income before income tax decreased to $4.0 million for the three months ended March 31, 2018 from $7.1 million for the same period in 2017 and the effective tax rate decreased to 14.6% from 16.8% for the same period in 2017 primarily due to utilization of certain net operating losses for which a valuation allowance was provided in prior periods.

Net Income

Net income was $4.0 million for the three months ended March 31, 2018, compared to net income of $5.9 million for the three months ended March 31, 2017, representing a decrease of $1.9 million, or 32.2%, which was mainly due to a decrease in income before income tax expenses and equity in earnings of affiliated companies of $3.1 million, a decrease in income tax of $0.6 million and an increase in equity in earnings of affiliated companies of $0.5 million.

Net (Loss)/Income Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests amounted to $0.3 million for the three months ended March 31, 2018, as compared to net income attributable to non-controlling interests of $0.2 million for the three months ended March 31, 2017.

The Company owns equity interests in nine non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. All of the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s consolidated financial statements as of March 31, 2018 and 2017, and the share of the income attributable to the holders of the non-controlling interests was presented as net income attributable to non-controlling interest.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $4.3 million for the three months ended March 31, 2018, compared to net income attributable to parent company’s common shareholders of $5.7 million for the three months ended March 31, 2017, representing a decrease of $1.4 million, which was mainly due to a decrease in net income of $1.9 million and a decrease in net income attributable to non-controlling interests of $0.5 million.

Privatization Proposal

On August 2, 2017, the Company issued a press release announcing the appointment by the special committee (the “Special Committee”) of the Company’s board of directors (the “Board”) of Houlihan Lokey Capital, Inc. as its financial advisor and Kirkland & Ellis as its U.S. legal counsel in connection with its review and evaluation of the previously announced preliminary non-binding proposal letter that the Board received on May 14, 2017 from Mr. Hanlin Chen, the Chairman of the Board of the Company, relating to a possible “going private” transaction, as well as in connection with its review and evaluation of any other sale, merger, business combination or other corporate transaction, with Mr. Chen or any other party, and any other strategic alternatives.

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

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of March 31, 2018, the Company had cash and cash equivalents and short-term investments of $91.8 million, compared to $94.1 million as of December 31, 2017, representing a decrease of $2.3 million, or 2.4%. Short-term investments included pledged short-term investments of $1.1 million and $2.0 million as of March 31, 2018 and December 31, 2017, respectively.

The Company had working capital (total current assets less total current liabilities) of $165.4 million as of March 31, 2018, compared to $159.1 million as of December 31, 2017, representing an increase of $6.3 million, or 4.0%.

Except for the expected distribution of dividends from the Company’s PRC subsidiaries to the Company in order to fund the payment of the one-time transition tax due to the U.S. Tax Reform, the Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

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

The Company had short-term loans of $63.2 million, long-term loans of $0.3 million (See Note 12) and bankers’ acceptances of $87.6 million (See Note 13) as of March 31, 2018.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be reduced by approximately $13.2 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $13.2 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $9.4 million, which is 71.3%, the mortgage rate, of $13.2 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

	Bank	Due Date	Amount Available(4)	Amount Used		Assessed Mortgage Value(5)
1. Comprehensive credit facilities	Hubei Bank	Nov-2019	$28,625	$7,789		$60,012

2. Comprehensive credit facilities	Shanghai Pudong Development Bank (1)	Jan-2019	19,084	6,582		18,605

3. Comprehensive credit facilities	China CITIC Bank (1)	Oct-2018	81,900	39,257		15,795

	China CITIC Bank	Jul-2019	2,863	2,863		5,881

4. Comprehensive credit facilities	China Everbright Bank	Dec-2018	4,771	4,535		8,143

5. Comprehensive credit facilities	ICBC Macau	Nov-2018	25,167	20,000		25,278

6. Comprehensive credit facilities	Bank of China (1)(6)	Apr-2018	23,855	16,384		-

7. Comprehensive credit facilities	China Merchants Bank(1)(6)	Apr-2018	15,903	5,348		-

8. Comprehensive credit facilities	Taishin International Bank	Mar-2019	10,000	9,858		13,331

Total			$212,168	$112,616	(2)	$147,045	(3)

Bank Arrangements

As of March 31, 2018, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

(1)	Each of Hubei Henglong’s comprehensive credit facilities with Shanghai Pudong Development Bank is required to be guaranteed by Jielong and Hubei Henglong in addition to the above pledged assets. Each of Hubei Henglong, Henglong, Jiulong, Jielong, Chuguanjie and USAI’s comprehensive credit facilities with China CITIC Bank is required to be guaranteed by Henglong and Hubei Henglong, in addition to the above pledged assets. Each of Hubei Henglong, Henglong, Jiulong, Jielong’s comprehensive credit facilities with Bank of China is required to be guaranteed by Hubei Henglong and Henglong, and Henglong’s comprehensive credit facilities with China Merchants Bank are required to be guaranteed by Hubei Henglong.

(2)	Amount used represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $60.0 million and notes payable of $52.7 million as of March 31, 2018. The remainder of $3.5 million of government loan and $34.9 million of notes payable was secured by bank notes or time deposits without utilization of credit lines.

(3)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of March 31, 2018, the pledged assets included $38.0 million accounts and notes receivable, $0.6 million of time deposits and other pledged assets with assessed value of $108.4 million.

(4)	The amount available is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	The pledged cash deposits were not included in the assessed mortgage value.

(6)	As at the date of this report, the comprehensive credit facilities with Bank of China and China Merchants Bank have expired. The Company is negotiating the renewals of the credit facilities with the banks and expects to obtain the renewals in late May 2018. As the Company has obtained sufficient comprehensive lines of credit from other banks, the Company does not anticipate any significant adverse impact on its financial position if the Company fails to renew these credit facilities.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company’s loan terms range from six months to 36 months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1. Equipment with an assessed value of approximately $60.0 million as security for its revolving comprehensive credit facility with Hubei Bank.

2. Land use rights and buildings with an assessed value of approximately $18.6 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.

3. Land use rights and buildings with an assessed value of approximately $15.8 million as security for its comprehensive credit facility with China CITIC Bank Wuhan branch.

4. Land use rights and buildings with an assessed value of approximately $5.9 million as security for its comprehensive credit facility with China CITIC Bank Shenyang branch.

5. Land use rights and buildings with an assessed value of approximately $8.1 million as security for its comprehensive credit facility with China Everbright Bank.

6. On April 20, 2017, the Company entered into a Credit Agreement with ICBC Macau to obtain a non-revolving credit facility in the amount of $20.0 million, the “ICBC Macau Credit Facility”. The ICBC Macau Credit Facility expired on May 12, 2018 and was extended to November 11, 2018. As security for the ICBC Macau Credit Facility, the Company was required to provide ICBC Macau with a standby letter of credit for a total amount of not less than $25.3 million if the credit facility is fully drawn.

On May 5, 2017, the Company drew down the full amount of $20.0 million under the ICBC Macau Credit Facility and provided a standby letter of credit issued by ICBC Jingzhou for an amount of $25.3 million in favor of ICBC Macau. The standby letter of credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB 158.9 million, equivalent to approximately $25.3 million. The Company also paid an arrangement fee of $0.04 million to ICBC Jingzhou.

7. On April 25, 2017, Great Genesis entered into a credit facility agreement with Taishin Bank to obtain a non-revolving credit facility in the amount of $10.0 million, the “Taishin Bank Credit Facility”. The Taishin Bank Credit Facility expired on April 25, 2018 and was extended to March 20, 2019. The Taishin Bank Credit Facility has an annual interest rate of 2.7%. Interest is paid quarterly and the principal repayment is payable at maturity. As security for the Taishin Bank Credit Facility, the Company’s subsidiary Henglong is required to provide Taishin Bank with a standby letter of credit for a total amount of not less than $10.0 million if the Taishin Bank Credit Facility is fully drawn.

On April 28, 2017, Great Genesis drew down the full amount of $9.9 million under the Taishin Bank Credit Facility and provided a standby letter of credit issued by China CITIC Bank Wuhan branch for an amount of $10.0 million in favor of Taishin Bank. Henglong’s standby letter of credit issued by China CITIC Bank Wuchang branch is collateralized by Henglong’s short-term investments of RMB 4.0 million, equivalent to approximately $0.6 million, and notes receivable of RMB 79.8 million, equivalent to approximately $12.7 million.

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

		Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term loan including interest payable	$64,226	$63,883	$343	$-	$-
Notes payable (1)	87,616	87,616	-	-	-
Taxes payable and withholding tax liabilities due to U.S. Tax Reform	39,516	3,161	6,322	6,322	23,711
Obligation for investment contract (2)	17,812	9,351	3,626	4,835	-
Other contractual purchase commitments, including service agreements	34,023	22,483	11,540	-	-
Total	$243,193	$186,494	$21,831	$11,157	$23,711

(1)	Notes payable do not bear interest.

(2)

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $19.1 million, in the Chongqing Venture Fund in three installments. As of March 31, 2018, Hubei Henglong has completed a capital contribution of RMB 84.0 million, equivalent to approximately $13.4 million, representing 35.0% of the Chongqing Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB 36.0 million, equivalent to approximately $5.7 million, will be paid upon capital calls received from the Chongqing Venture Fund.

In March 2018, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Hubei Venture Fund”. Hubei Henglong has committed to make an investment of RMB 76.0 million, equivalent to approximately $12.1 million, in the Hubei Venture Fund in three installments, representing 38% of the Hubei Venture Fund’s shares. As of March 31, 2018, Hubei Henglong has not made any contribution.

Short-term Bank and Government Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of March 31, 2018 (figures are in thousands of USD).

Bank Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
Taishin International Bank (1)	Working Capital	Apr 28, 2017	12	2.65%	Pay quarterly	Apr 23, 2018	9,858

ICBC Macau (2)	Working Capital	May 5, 2017	12	Libor 3 months +1.30%	Pay quarterly	May 4, 2018	20,000

Financial Bureau of Jingzhou Development Zone	Working Capital	Aug 17, 2017	12	1.50%	Pay in arrear	Aug 16, 2018	3,181

Bank of China (Jingzhou Shashi)	Working Capital	Sep 28, 2017	12	4.57%	Pay monthly	Sep 27, 2018	7,952

China CITIC Bank	Working Capital	Nov 1, 2017	12	5.22%	Pay monthly	Nov 1, 2018	2,385

Wuhu Municipal Science and Technology Bureau	Working Capital	Nov 13, 2017	36	4.75%	Pay quarterly	Nov 12, 2020	318

Bank of China (Jingzhou Shashi)	Working Capital	Jan 4, 2018	6	3.50%	Pay in arrear	Jun 28, 2018	3,817

China CITIC Bank	Working Capital	Jan 25, 2018	6	5.02%	Pay in arrear	Jul 23, 2018	4,697

China CITIC Bank	Working Capital	Jan 26, 2018	6	5.02%	Pay in arrear	Jul 24, 2018	3,287

China CITIC Bank	Working Capital	Jan 26, 2018	6	5.02%	Pay in arrear	Jul 24, 2018	939

China CITIC Bank	Working Capital	Jan 29, 2018	6	5.13%	Pay in arrear	Jul 26, 2018	2,972

China CITIC Bank	Working Capital	Jan 30, 2018	6	5.79%	Pay in arrear	Jul 26, 2018	2,498

China CITIC Bank	Working Capital	Jan 31, 2018	12	5.22%	Pay monthly	Jan 31, 2019	1,590
Total							$63,494

(1)	In May 2018, the Company extended the loan to July 23, 2018. The interest rate of the loan under the extended term is 3.9% per annum.

(2)	On May 4, 2018, the Company repaid $1.0 million and extended the maturity of the remaining loan to October 11, 2018.

The Company must use the loans for the purpose described in the table. For the bank loan of $8.0 million with Bank of China (Jingzhou Shashi), the bank loans of $ 2.4 million and $1.6 million, respectively, with China CITIC Bank, and the government loan with Wuhu Municipal Science and Technology Bureau, if the Company fails to do so, it will be charged a penalty interest at 50% to 100% of the specified loan rate listed in the table above or early repayment will be triggered. Except for the loan granted by ICBC Macau as disclosed in the section “Capital Source” above, the Company has to pay interest at the interest rate described in the table on the 20th of each month, quarter or semiannual period, as applicable. If the Company fails to do so, it will be charged compound interest at the specified rate in the above table. The Company has to repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged a penalty interest at 30% to 50% of the specified loan rate.

Management believes that the Company complied with such financial covenants as of March 31, 2018, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of March 31, 2018 (figures are in thousands of USD):

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital	6	Apr. 2018	17,114
Working Capital	6	May 2018	15,475
Working Capital	6	Jun. 2018	12,342
Working Capital	6	Jul. 2018	18,865
Working Capital	6	Aug. 2018	1,207
Working Capital	6	Sep. 2018	22,613
Total (See Note 13)			$87,616

(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of March 31, 2018, and believes it will continue to comply with them.

Cash Flows

(a)	Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $7.4 million, compared with net cash provided by operating activities of $2.4 million for the same period of 2017, representing a decrease in net cash flow of $9.8 million, which was mainly due to (1) the decrease in net income excluding non-cash items by $1.2 million and (2) the increase in cash outflows from movements of operating assets and liabilities by $8.6 million. The increase in cash outflows was primarily due to the offsetting effect of (1) the increase in cash inflows due to the movement of pledged deposits by $2.7 million, and (2) the increase in cash inflows due to the movement of taxes payable by $8.5 million, offset by (3) the decrease in cash inflows due to the movement of accounts and notes receivable by $1.9 million, (4) the increase in cash outflows due to the movement of inventories by $5.1 million, (5) the increase in cash outflows due to the movement of accrued expenses and other payables by $2.6 million and (6) the increase in cash outflows due to the movement of accounts and notes payable by $10.4 million.

(b)	Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2018 was $30.6 million, as compared to net cash used of $29.8 million for the same period of 2017, representing an increase of cash inflows by $60.4 million, which was mainly due to (1) a decrease in cash used in the loan to a related party by $29.0 million, (2) an increase in proceeds from maturities of short-term investments by $16.7 million, and (3) an increase in cash inflows due to the repayment of the loan to a related party by $20.4 million, offset by (4) an increase in purchases of property, plant and equipment of $4.9 million and (5) an increase in cash used in purchases of short-term investments of $1.4 million.

(c)	Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018 was $11.4 million, compared to net cash provided by financing activities of $27.5 million for the same period of 2017, representing an increase in cash outflows by $38.9 million, which was mainly due to the net effect of (1) decreased proceeds of $8.1 million from bank loans and (2) increased repayments of bank loans by $30.8 million.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2017 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10SB12G File No. 000-33123).

3.1(ii)	Bylaws (incorporated by reference from the Form 10SB12G File No. 000-33123).

10.1	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006).

10.2	Stock Exchange Agreement dated August 11, 2014 by and among Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., China Automotive Systems, Inc. and Hubei Henglong Automotive System Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q Quarterly Report on August 13, 2014).

10.3	English translation of Joint Venture Contract, dated as of April 27, 2018, by and between Hubei Henglong Automotive System Group Co., Ltd. and KYB (China) Investment Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2018).

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, were filed on May 10, 2018 formatted in Extensible Business Reporting Language (XBRL):

(i)	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income,

(ii)	Condensed Unaudited Consolidated Balance Sheets,

(iii)	Condensed Unaudited Consolidated Statements of Cash Flows, and

(iv)	related notes

*	filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: May 10, 2018	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: May 10, 2018	By:	/s/ Jie Li
Jie Li
Chief Financial Officer

