Form 10-Q
period 2018-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2018-08-09
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes           ☐           No           ☒

As of August 9, 2018, the Company had 31,644,004 shares of common stock issued and outstanding.

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

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended June 30,
	2018	2017
Net product sales ($10,856 and $8,583 sold to related parties for the three months ended June 30, 2018 and 2017)	$125,782	$117,660
Cost of products sold ($7,428 and $6,283 purchased from related parties for the three months ended June 30, 2018 and 2017)	108,761	93,599
Gross profit	17,021	24,061
Gain on other sales	977	4,555
Less: Operating expenses
Selling expenses	4,887	4,555
General and administrative expenses	4,442	5,283
Research and development expenses	8,085	7,707
Total operating expenses	17,414	17,545
Income from operations	584	11,071
Other income	600	152
Interest expense	(801)	(644)
Financial income, net	897	550
Income before income tax expenses and equity in earnings of affiliated companies	1,280	11,129
Less: Income taxes	202	2,186
Equity in losses of affiliated companies	(82)	(62)
Net income	996	8,881
Net income/(loss) attributable to non-controlling interests	149	(40)
Net income attributable to parent company’s common shareholders	$847	$8,921
Comprehensive income:
Net income	$996	$8,881
Other comprehensive income:
Foreign currency translation (loss)/gain, net of tax	(17,467)	5,814
Comprehensive (loss)/income	(16,471)	14,695
Comprehensive (loss)/income attributable to non-controlling interests	(431)	155
Comprehensive (loss)/income attributable to parent company	$(16,040)	$14,540

Net income attributable to parent company’s common shareholders per share

Basic –	$0.03	$0.28

Diluted-	$0.03	$0.28
Weighted average number of common shares outstanding
Basic	31,644,004	31,644,004
Diluted	31,647,305	31,649,322

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Six Months Ended June 30,
	2018	2017
Net product sales ($21,702 and $18,121 sold to related parties for the six months ended June 30, 2018 and 2017)	$259,800	$236,968
Cost of products sold ($15,677 and $13,646 purchased from related parties for the six months ended June 30, 2018 and 2017)	221,140	191,278
Gross profit	38,660	45,690
Gain on other sales	2,490	5,343
Less: Operating expenses
Selling expenses	10,714	8,623
General and administrative expenses	8,866	9,637
Research and development expenses	16,392	14,472
Total operating expenses	35,972	32,732
Income from operations	5,178	18,301
Other income/(expense), net	1,221	(102)
Interest expense	(1,216)	(875)
Financial income, net	132	882
Income before income tax expenses and equity in earnings of affiliated companies	5,315	18,206
Less: Income taxes	790	3,376
Equity in earnings/(losses) of affiliated companies	503	(11)
Net income	5,028	14,819
Net (loss)/income attributable to non-controlling interests	(131)	184
Net income attributable to parent company’s common shareholders	$5,159	$14,635
Comprehensive income:
Net income	$5,028	$14,819
Other comprehensive income:
Foreign currency translation (loss)/gain, net of tax	(4,225)	7,443
Comprehensive income	803	22,262
Comprehensive (loss)/gain attributable to non-controlling interests	(195)	433
Comprehensive income attributable to parent company	$998	$21,829

Net income attributable to parent company’s common shareholders per share

Basic –	$0.16	$0.46

Diluted-	$0.16	$0.46
Weighted average number of common shares outstanding
Basic	31,644,004	31,644,004
Diluted	31,645,655	31,649,615

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$58,682	$64,558
Pledged cash	26,803	31,535
Short-term investments	26,902	29,587
Accounts and notes receivable, net - unrelated parties	262,733	274,989
Accounts and notes receivable, net - related parties	20,826	19,086
Advance payments and others - unrelated parties	12,464	12,790
Advance payments and others - related parties	1,006	20,841
Inventories	90,594	79,217
Total current assets	500,010	532,603
Non-current assets:
Property, plant and equipment, net	131,100	126,033
Intangible assets, net	549	661
Other receivables, net - unrelated parties	945	2,188
Advance payment for property, plant and equipment - unrelated parties	6,971	9,657
Advance payment for property, plant and equipment - related parties	6,672	5,264
Long-term investments	33,479	27,596
Deferred tax assets	13,270	13,367
Total assets	$692,996	$717,369

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans	$57,073	$72,711
Accounts and notes payable - unrelated parties	212,436	233,048
Accounts and notes payable - related parties	6,913	7,168
Customer deposits	762	1,128
Accrued payroll and related costs	7,372	8,577
Accrued expenses and other payables	41,499	40,127
Accrued pension costs	3,876	4,051
Taxes payable	10,408	5,927
Amounts due to shareholders/directors	336	343
Advances payable (current portion)	378	383
Total current liabilities	341,053	373,463
Long-term liabilities:
Long-term loans	302	306
Advances payable	355	359
Other long-term payable	10,843	-
Long-term tax payable	29,874	32,719
Deferred tax liabilities	4,175	4,393
Total liabilities	$386,602	$411,240

Commitments and Contingencies (See Note 28)

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued – 32,338,302 and 32,338,302 shares as of June 30, 2018 and December 31, 2017, respectively	$3	$3
Additional paid-in capital	64,406	64,406
Retained earnings-
Appropriated	10,830	10,707
Unappropriated	214,495	209,459
Accumulated other comprehensive income	13,619	17,780
Treasury stock – 694,298 and 694,298 shares as of June 30, 2018 and December 31, 2017, respectively	(2,907)	(2,907)
Total parent company stockholders' equity	300,446	299,448
Non-controlling interests	5,948	6,681
Total stockholders' equity	306,394	306,129
Total liabilities and stockholders' equity	$692,996	$717,369

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$5,028	$14,819
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	8,837	7,809
Increase in provision for doubtful accounts	242	1,008
Inventory write downs	3,456	2,101
Deferred income taxes	(231)	971
Equity in earnings/(losses) of affiliated companies	(503)	11
Loss/(gain) on fixed assets disposals	9	(2,202)
Changes in operating assets and liabilities
(Increase)/decrease in:
Accounts and notes receivable	6,644	6,570
Advance payments and others	(1,374)	1,241
Inventories	(16,062)	2,104
Increase/(decrease) in:
Accounts and notes payable	(15,574)	(2,932)
Customer deposits	(345)	(7)
Accrued payroll and related costs	(1,153)	(2)
Accrued expenses and other payables	2,245	(3,028)
Accrued pension costs	(96)	(307)
Taxes payable	3,484	(6,069)
Net cash (used)/provided by operating activities	(5,393)	22,087
Cash flows from investing activities:
Increase in other receivables	1,190	137
Cash received from property, plant and equipment sales	199	2,334
Payments to acquire property, plant and equipment (including $5,694 and $3,497 paid to related parties for the six months ended June 30, 2018 and 2017, respectively)	(17,299)	(10,178)
Purchase of short-term investments	(18,502)	(8,069)
Purchase of long-term time deposit	-	(5,836)
Proceeds from maturities of short-term investments	21,687	11,923
Investment under equity method	(5,957)	(730)
Cash received for related party loan repayment	20,430	-
Loan to a related party	-	(29,044)
Net cash provided/(used) in investing activities	1,748	(39,463)
Cash flows from financing activities:
Proceeds from bank loans	19,672	59,088
Repayments of bank loans	(35,664)	(34,128)
Proceeds from sale and leaseback transaction	11,758	-
Repayments of the borrowing for sale and leaseback transaction	(1,125)	-
Net cash (used)/provided by financing activities	(5,359)	24,960
Effects of exchange rate on cash, cash equivalents and pledged cash	(1,604)	1,466
Net (decrease)/increase in cash, cash equivalents and pledged cash	(10,608)	9,050
Cash, cash equivalents and pledged cash at beginning of period	96,093	61,891
Cash, cash equivalents and pledged cash at end of period	$85,485	$70,941

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Six Months Ended June 30,
	2018	2017
Cash paid for interest	$432	$354
Cash paid for income taxes	637	4,172

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Six Months Ended June 30,
	2018	2017
Property, plant and equipment recorded during the period which previously were advance payments	$5,419	$10,310
Accounts payable for acquiring property, plant and equipment	107	709
Dividends payable to non-controlling interests	538	608

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2018 and 2017

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

The Company owns the following aggregate net interests in the following Sino-foreign joint ventures, wholly-owned subsidiaries and joint ventures organized in the People's Republic of China, the “PRC,” and Brazil as of June 30, 2018 and December 31, 2017.

	Percentage Interest
Name of Entity	June 30, 2018	December 31, 2017
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong”[9]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [10]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”[11]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [12]	100.00%	100.00%
Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”[13]	60.00%	60.00%

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

5.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.

9.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

10.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

11.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.

12.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.

13.	In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Rearch Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology.

2.	Basis of presentation and significant accounting policies

(a)	Basis of Presentation

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

The results of operations for the three months and six months ended June 30, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases. Under the new guidance, lessees will be required to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Target Improvements. The amendments in this Update provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840 (for example, they do not create interim disclosure requirements that entities previously were not required to provide). For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The Company is in the process of evaluating the impact of adopting these guidance.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 refines how companies classify certain aspects of the cash flow statement in regards to debt prepayment, settlement of debt instruments, contingent consideration payments, proceeds from insurance claims and life insurance policies, distribution from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. The adoption of this guidance does not have a material effect on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory, to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of this Update are intellectual property and property, plant, and equipment. The Update does not change GAAP for an intra-entity transfer of inventory. The amendments in this Update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in this Update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this guidance does not have a material effect on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01: Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Lastly, the amendments in this Update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. Early application of the amendments in this Update is allowed. The amendments in this Update should be applied prospectively on or after the effective date. No disclosures are required at transition. The adoption of this guidance does not have a material effect on the Company's consolidated financial statements.

In May 2017, the FASB issued guidance within ASU 2017-09: Scope of Modification Accounting. The amendments in ASU 2017-09 to Topic 718, Compensation - Stock Compensation, provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following conditions are met: the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments should be applied prospectively to an award modified on or after the adoption date. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 31, 2017. The adoption of this guidance does not have a material effect on the Company's consolidated financial statements.

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

Statements of Cash Flows (Topic 230): Restricted Cash. In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The standard should be applied to each period presented using a retrospective transition method. The adoption of this standard does not have a material impact on the Company’s consolidated financial statements, but resulted in pledged cash being included with cash, cash equivalents and pledged cash when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows.

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

Products sales to customers are made pursuant to master agreements entered into between the Company and its customers that provide for transfer of both title and risk of loss upon the Company’s delivery to the location specified in the contracts. The Company’s sales arrangements generally do not contain variable considerations and are short-term in nature. A period of credit term is granted to the customers after the delivery and before making payment. The Company recognizes revenue at a point in time based on management’s evaluation of when the customer obtains control of the products. Revenue is recognized when all performance obligations under the terms of a contract with the customer are satisfied and control of the product has been transferred to the customer. Sales of goods typically do not include multiple product and/or service elements.

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

Customer Deposits

As of June 30, 2018 and December 31, 2017, the Company has customer deposits of $0.8 million and $1.1 million, respectively. During the six months ended June 30, 2018, $1.7 million was received and $2.0 million was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

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

The Company’s short-term investments as of June 30, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	June 30, 2018	December 31, 2017
Time deposits	$10,428	$12,019
Wealth management financial products measured at fair value	16,474	17,568
Total	$26,902	$29,587

As of June 30, 2018, the Company had pledged short-term investments of RMB 3.0 million, equivalent to approximately $0.5 million, to secure a standby letter of credit under China CITIC Bank (Note 12). The use of the pledged short-term investments is restricted.

As of December 31, 2017, the Company had pledged short-term investments of RMB 13.0 million, equivalent to approximately $2.0 million, to secure standby letters of credit under HSBC Bank (Note 12) and China CITIC Bank. The use of the pledged short-term investments is restricted.

4.	Accounts and notes receivable, net

The Company’s accounts and notes receivable as of June 30, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	June 30, 2018	December 31, 2017
Accounts receivable - unrelated parties	$153,325	$166,889
Notes receivable - unrelated parties (1) (2)	110,728	109,183
Total accounts and notes receivable- unrelated parties	264,053	276,072
Less: allowance for doubtful accounts - unrelated parties (3)	(1,320)	(1,083)
Accounts and notes receivable, net - unrelated parties	262,733	274,989
Accounts and notes receivable, net - related parties	20,826	19,086
Accounts and notes receivable, net	$283,559	$294,075

(1)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

(2)	As of June 30, 2018 and December 31, 2017, the Company pledged its notes receivable in an amount of approximately $39.2 million and $39.6 million, respectively, as security for its comprehensive credit facilities or loans.

(3)	Provision for doubtful accounts and notes receivable amounted to $0.3 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively.

5.	Advance payments and others

The Company’s advance payments and others as of June 30, 2018 and December 31, 2017 consisted of the following (figures are in thousands of USD):

	June 30, 2018	December 31, 2017
Advance payments and others - unrelated parties	$13,462	$13,801
Less: allowance for doubtful accounts – unrelated parties	(998)	(1,011)
Advance payments and others, net – unrelated parties	12,464	12,790
Advance payments and others - related parties (1)	1,006	20,841
Total advance payments and others	$13,470	$33,631

(1)	On March 16, 2017, in order to generate higher returns for the Company’s idle cash, one of the Company's subsidiaries, Hubei Henglong, lent RMB 200.0 million to Henglong Real Estate, one of the Company's related parties, through an independent financial institution by way of an entrusted loan. The term of the loan is one year and the annual interest rate is 6.35%. Henglong Real Estate repaid RMB 70 million and RMB 130 million to Hubei Henglong in the fourth quarter of 2017 and in the first quarter of 2018, respectively. As of June 30, 2018 and December 31, 2017, the outstanding loan balance was nil and RMB 130 million (equivalent to $19.9 million) respectively.

6.	Inventories

The Company’s inventories as of June 30, 2018 and December 31, 2017 consisted of the following (figures are in thousands of USD):

	June 30, 2018	December 31, 2017
Raw materials	$22,979	$20,033
Work in process	17,719	17,951
Finished goods	49,896	41,233
Total	$90,594	$79,217

The write down of inventories amounted to $3.5 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively.

7.	Other receivables, net

The Company’s other receivables as of June 30, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	June 30, 2018	December 31,2017
Other receivables - unrelated parties (1)	$584	$1,109
Other receivables - employee housing loans (2)	464	1,187
Less: allowance for doubtful accounts - unrelated parties	(103)	(108)
Other receivables, net - unrelated parties	$945	$2,188

	June 30, 2018	December 31, 2017
Other receivables - related parties (1)	$565	$585
Less: allowance for doubtful accounts - related parties	(565)	(585)
Other receivables, net - related parties	$-	$-

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.

(2)	On May 28, 2014, the board of directors of the Company approved a loan program under which the Company will lend an aggregate of up to RMB 50.0 million, equivalent to approximately $7.6 million, to the employees of the Company to assist them in purchasing houses. Employees are required to pay interest at an annual rate of 3.8%. These loans are unsecured and the term of the loans is generally five years.

8.	Long-term investments

In January 2010, the Company invested $3.1 million to establish a joint venture company, Beijing Henglong, with Hainachuan. The Company owns 50% of the equity in Beijing Henglong and can exercise significant influence over Beijing Henglong’s operating and financial policies. The Company accounted for Beijing Henglong’s operational results using the equity method. As of June 30, 2018 and December 31, 2017, the Company had $4.2 million and $4.1 million, respectively, of net equity in Beijing Henglong.

In September 2014, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Suzhou Venture Fund”, which mainly focuses on investments in emerging automobiles and parts industries. Hubei Henglong has committed to make investments of RMB 50.0 million, equivalent to approximately $7.6 million, in the Suzhou Venture Fund in three installments. As of June 30, 2018, Hubei Henglong has completed a capital contribution of RMB 50.0 million, equivalent to approximately $7.6 million, representing 12.5% of the Suzhou Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over the Suzhou Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of June 30, 2018 and December 31, 2017, the Company had $10.7 million and $10.3 million, respectively, of net equity in the Suzhou Venture Fund.

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $18.1 million, in the Chongqing Venture Fund in three installments. As of June 30, 2018, Hubei Henglong has completed a capital contribution of RMB 84.0 million, equivalent to approximately $12.7 million, representing 23.5% of the Chongqing Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over the Chongqing Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of June 30, 2018 and December 31, 2017, the Company had $12.4 million and $12.7 million, respectively, of net equity in the Chongqing Venture Fund.

In October 2016, Hubei Henglong invested RMB 3.0 million, equivalent to approximately $0.5 million, to establish a joint venture company, Chongqing Jinghua Automotive Intelligent Manufacturing Technology Research Co., Ltd., “Chongqing Jinghua”, with five other parties. The Company owns 30% of the equity in Chongqing Jinghua, and can exercise significant influence over Chongqing Jinghua’s operating and financial policies. The Company accounts for Chongqing Jinghua’s operational results with the equity method. As of June 30, 2018 and December 31, 2017, the Company had $0.4 million and $0.5 million, respectively, of net equity in Chongqing Jinghua.

In March 2018, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Hubei Venture Fund”. Hubei Henglong has committed to make investments of RMB 76.0 million, equivalent to approximately $11.5 million, in the Chongqing Venture Fund in three installments. As of June 30, 2018, Hubei Henglong has completed a capital contribution of RMB 38.0 million, equivalent to approximately $5.7 million, representing 19.0% of the Hubei Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over the Hubei Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of June 30, 2018 and December 31, 2017, the Company had $5.7 million and nil, respectively, of net equity in the Hubei Venture Fund.

The Company’s consolidated financial statements reflect the net income of non-consolidated affiliates of $0.5 million and $0.01 million for the six months ended June 30, 2018 and 2017, respectively.

9.	Property, plant and equipment, net

The Company’s property, plant and equipment as of June 30, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	June 30, 2018	December 31, 2017
Land use rights and buildings	$62,432	$63,173
Machinery and equipment	182,169	165,863
Electronic equipment	5,950	5,819
Motor vehicles	5,016	4,945
Construction in progress	18,317	22,352
Total amount of property, plant and equipment	273,884	262,152
Less: Accumulated depreciation (1)	(142,784)	(136,119)
Total amount of property, plant and equipment, net (2) (3)	$131,100	$126,033

(1)	As of June 30, 2018 and December 31, 2017, the Company pledged property, plant and equipment with a net book value of approximately $57.0 million and $57.8 million, respectively as security for its comprehensive credit facilities with banks in China.

(2)	Depreciation charges were $4.6 million and $3.6 million for the three months ended June 30, 2018 and 2017, respectively, and $8.8 million and $7.7 million for the six months ended June 30, 2018 and 2017, respectively.

(3)	Interest costs capitalized for the three months ended June 30, 2018 and 2017, were $0.2 million and $0.2 million, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

10.	Intangible assets

The Company’s intangible assets as of June 30, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	June 30, 2018	December 31, 2017
Costs:
Patent technology	$2,082	$2,108
Management software license	1,423	1,441
Total intangible assets	3,505	3,549
Less: Amortization (1)	(2,956)	(2,888)
Total intangible assets, net	$549	$661

(1)	Amortization expenses were $0.1 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively.

11.	Deferred income tax assets

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

The components of estimated deferred income tax assets as of June 30, 2018 and December 31, 2017 are as follows (figures are in thousands of USD):

	June 30, 2018	December 31, 2017

Losses carry forward (U.S.) (1)	$3,146	$3,580
Losses carry forward (Non-U.S.) (1)	2,820	2,178
Product warranties and other reserves	5,492	5,264
Property, plant and equipment	4,643	4,607
Share-based compensation	172	156
Bonus accrual	210	287
Other accruals	1,302	1,535
Deductible temporary difference related to revenue recognition	350	465
Others	1,439	1,353
Total deferred tax assets, net	19,574	19,425
Less: Valuation allowance	(6,304)	(6,058)
Total deferred tax assets, net of valuation allowance	$13,270	$13,367

(1)	The net operating losses carry forward for the U.S. entities for income tax purposes are available to reduce future years' taxable income. These carry forward losses will expire, if not utilized, at various times over the next 20 years. Net operating losses carry forward for China entities can be carried forward for 5 years to offset taxable income. As of June 30, 2018, the valuation allowance was $6.3 million, including $3.3 million allowance for the Company’s deferred tax assets in the United States and $3.0 million allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the deferred tax assets in other countries, pursuant to certain tax laws and regulations, management believes such amount will not be used to offset future taxable income.

12.	Loans

Loans consist of the following as of June 30, 2018 and December 31, 2017 (figures are in thousands of USD):

	June 30, 2018	December 31, 2017
Short-term bank loan (1)	$11,335	$9,948
Short-term bank loan (2) (3) (4)	28,858	30,454
Short-term bank loans (5)	13,857	29,248
Short-term government loan (6)	3,023	3,061
Total short-term loans	$57,073	$72,711
Long-term government loan (7)	302	306
Total loans	$57,375	$73,017

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year (See Note 9). As of June 30, 2018 and December 31, 2017, the weighted average interest rate was 4.8% and 4.7% per annum, respectively. Interest is to be paid monthly on the twentieth day of the applicable month or at maturity and the principal repayment is at maturity.

(2)	On On April 20, 2017, the Company entered into a credit facility agreement with ICBC Macau to obtain a non-revolving credit facility in the amount of $20.0 million, the “ICBC Macau Credit Facility”. The ICBC Macau Credit Facility expired on May 12, 2018 unless the Company draws down the line of credit in full prior to such expiration date, and the maturity date for the loan drawdown is the earlier of (i) 12 months from the date of drawdown or (ii) one month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”. The interest rate of the loan drawn down under the ICBC Macau Credit Facility is calculated based on a three-month LIBOR plus 1.30% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. Interest is calculated daily based on a 360-day year and it is fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As security for the ICBC Macau Credit Facility, the Company was required to provide ICBC Macau with a standby letter of credit for a total amount of not less than $25.3 million if the ICBC Macau Credit Facility is fully drawn.

On May 5, 2017, the Company drew down the full amount of $20.0 million under the ICBC Macau Credit Facility and provided a standby letter of credit issued by ICBC Jingzhou for an amount of $24.1 million in favor of ICBC Macau. The standby letter of credit is collateralized by Henglong’s notes receivable of RMB 159.3 million, equivalent to approximately $24.1 million.

The original maturity date of the Credit Facility was May 12, 2018 and was extended to November 11, 2018. The Company repaid $1.0 million to ICBC Macau on May 4, 2018. The maturity date for the loan under the extended term is the earlier of (i) 18 months from the date of drawdown or (ii) one month before the expiry of Henglong Standby Letter of Credit. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remained unchanged. As of June 30, 2018, the interest rate of the Credit Facility was 3.7% per annum.

(3)	On April 25, 2017, Great Genesis entered into a credit facility agreement with Taishin Bank to obtain a non-revolving credit facility in the amount of $10.0 million, the “Taishin Bank Credit Facility”. The Taishin Bank Credit Facility expired on April 25, 2018 and was extended to March 20, 2019. As of June 30, 2018, the Taishin Bank Credit Facility has an annual interest rate of 3.9%. Interest is paid monthly and the principal repayment is payable at maturity. As security for the Taishin Bank Credit Facility, the Company’s subsidiary Henglong was required to provide Taishin Bank with a standby letter of credit for a total amount of not less than $10.0 million if the Taishin Bank Credit Facility is fully drawn.

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

(5)	On September 26, 2016, Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 170.0 million (equivalent to $25.7 million as of June 30, 2018), the “Henglong CITIC Credit Facility”. The Henglong CITIC Credit Facility expired on September 26, 2017. As security for the Henglong CITIC Credit Facility, Henglong’s property, plant and equipment were pledged and Hubei Henglong provided a guarantee. On March 3, 2017, Henglong drew down loans amounting to RMB 32.5 million, RMB 32.5 million and 30.6 million (equivalent to $4.9 million, $4.9 million and $4.6 million as of June 30, 2018), respectively. The loans matured on February 5, 6 and 7, 2018, respectively. The annual interest rate of the loans was 4.99%. The principal and interest have been repaid.

On October 27, 2017, Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 226.0 million (equivalent to $34.2 million as of June 30, 2018), the “Henglong CITIC Credit Facility”. The Henglong CITIC Credit Facility will expire on October 27, 2018. As security for the Henglong CITIC Credit Facility, Henglong’s property, plant and equipment were pledged and Hubei Henglong provided a guarantee. Henglong provided Jielong with a Standby Letter of Credit under the Credit Facility. On January 25, 26 and 29, 2018, Jielong drew down loans amounting to RMB 29.5 million, RMB 20.7 million and 18.7 million (equivalent to $4.5 million, $3.1 million and $2.8 million), respectively. The loans matured on July 23, 24 and 26, 2018, respectively. The annual interest rate of the loans was 5.02%, 5.02% and 5.13%, respectively. The principal and interest have been repaid.

On September 26, 2016, Hubei Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 100.0 million (equivalent to $15.1 million as of June 30, 2018), the “Hubei Henglong CITIC Credit Facility”. The Hubei Henglong CITIC Credit Facility expired on September 26, 2017. Henglong provided a guarantee for the Hubei Henglong CITIC Credit Facility. On March 3, 2017, Hubei Henglong drew down loans amounting to RMB 28.7 million, RMB 28.7 million and 38.2 million (equivalent to $4.3 million, $4.3 million and $5.8 million), respectively. The loans matured on February 2, 8 and 9, 2018, respectively. The annual interest rate of the loans was 4.99%. The principal and interest have been repaid.

On October 27, 2017, Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 140.0 million (equivalent to $21.2 million as of June 30, 2018), the “Hubei Henglong CITIC Credit Facility”. The Hubei Henglong CITIC Credit Facility will expire on October 27, 2018. Henglong provided a guarantee for the Hubei Henglong CITIC Credit Facility. Hubei Henglong provided Jiulong with a Standby Letter of Credit under the Credit Facility. On January 26 and 30, 2018, Hubei Henglong drew down loans amounting to RMB 5.9 million and 15.7 million (equivalent to $0.9 million and $2.4 million), respectively. The loans matured on July 24 and 26, 2018, respectively. The annual interest rate of the loans was 5.02% and 5.79%, respectively. The principal and interest have been repaid.

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

The Company must use the loans for the purpose as prescribed in the loan contracts. If the Company fails to do so, it will be charged penalty interest or trigger early repayment. The Company complied with such financial covenants as of June 30, 2018, and believes it will continue to comply with them.

13.	Accounts and notes payable

The Company’s accounts and notes payable as of June 30, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	June 30, 2018	December 31, 2017
Accounts payable - unrelated parties	$143,858	$149,200
Notes payable - unrelated parties (1)	68,578	83,848
Accounts and notes payable- unrelated parties	212,436	233,048
Accounts payable - related parties	6,913	7,168
Balance at end of period	$219,349	$240,216

(1)	Notes payable represent accounts payable in the form of notes issued by the Company. The notes are endorsed by banks to ensure that noteholders will be paid after maturity. The Company has pledged cash deposits, short-term investments, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

14.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of June 30, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	June 30, 2018	December 31, 2017
Accrued expenses	$6,367	$7,944
Accrued interest	140	1,347
Dividends payable to holders of non-controlling interests (1)	538	-
Current portion of other long-term payable (See Note 17)	3,401	-
Other payables	1,274	1,803
Warranty reserves (2)	29,779	29,033
Total	$41,499	$40,127

(1)	In accordance with the resolution of the Board of Directors of Shenyang, in the second quarter of 2018, Shenyang declared a dividend amounting to $1.9 million to its shareholders, of which $0.5 million was payable to the holders of the non-controlling interests. As of June 30, 2018, the dividends have not been paid.

(2)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three months ended June 30, 2018 and 2017, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended June 30,
	2018	2017
Balance at beginning of the period	$30,201	$25,738
Additions during the period	5,617	3,680
Settlement within period	(4,499)	(5,189)
Foreign currency translation gain	(1,540)	(331)
Balance at end of the period	$29,779	$23,898

For the six months ended June 30, 2018 and 2017, and for the year ended December 31, 2017, the warranties activities were as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2018	2017	2017
Balance at beginning of the period	$29,033	$26,225	$26,225
Additions during the period	9,865	6,756	23,354
Settlement within period	(8,705)	(8,608)	(22,034)
Foreign currency translation (gain)/loss	(414)	(475)	1,488
Balance at end of the period	$29,779	$23,898	$29,033

15.	Taxes payable

The Company’s taxes payable as of June 30, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	June 30, 2018	December 31, 2017
Value-added tax payable	$3,183	$1,813
Income tax payable	6,544	3,450
Other tax payable	681	664
Long-term taxes payable(1)	29,874	32,719
Total	$40,282	$38,646

(1)	A one-time transition tax of $35.6 million was recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in April 2018. As of June 30, 2018 and December 31, 2017, $5.7 million and $2.8 million was included in taxes payable as a current liability which the Company believes will be paid within one year and the remaining balance was included in long-term taxes payable. See Note 24 for more details about the U.S. Tax Reform.

16.	Advances payable

As of June 30, 2018 and December 31, 2017, advances payable by the Company were $0.7 million and $0.7 million, respectively.

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

17.	Other long-term payable

On January 31, 2018, the Company entered into an equipment sales agreement with a third party (the “buyer-lessor”) and simultaneously entered into a four-year contract to lease back the equipment from the buyer-lessor. The carrying value of the equipment was $13.8 million and the sales price was $15.1 million. Pursuant to the terms of the contract, the Company is required to pay to the buyer-lessor lease payments over 4 years with a quarterly lease payment of $1.1 million and is entitled to obtain the ownership of this equipment at a nominal price upon the expiration of the lease. The Company is of the view that the transaction does not qualify as a sale. Therefore, the transaction is accounted for as a financing transaction by the Company. As of June 30, 2018, $3.4 million is recognized as other payable (See Note 14) and $10.8 million is recognized as other long-term payable to the buyer-lessor according to the contract term.

18.	Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the six months ended June 30, 2018 and 2017, and the year ended December 31, 2017 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2018	2017	2017
Balance at beginning of the period	$64,406	$64,764	$64,764
Acquisition of the non-controlling interest in Brazil Henglong (1)	-	(458)	(458)
Share-based compensation (2)	-	-	100
Balance at end of the period	$64,406	$64,306	$64,406

(1)	In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

(2)	On August 16, 2017, the Company granted 22,500 stock options to the Company’s independent directors, with the exercise price equal to the closing price of the Company’s common stock traded on NASDAQ one day before the date of grant. The fair value of the stock options was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instruments. The dividend yield assumption is based on historical patterns and future expectations for the Company’s dividends.

Assumptions used to estimate the fair value of the stock options on the grant dates are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield

August 16, 2017	54.8%	1.79%	5	0.00%

The stock options granted during 2017 were exercisable immediately. Their aggregate fair value on the grant dates using the Black-Scholes option pricing model were $0.1 million. For the year ended December 31, 2017, the Company recognized stock-based compensation expenses of $0.1 million.

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

The Company’s activities in respect of the amounts of appropriated retained earnings for the six months ended June 30, 2018 and 2017, and the year ended December 31, 2017 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2018	2017	2017
Balance at beginning of the period	$10,707	$10,549	$10,549
Appropriation of retained earnings	123	124	158
Balance at end of the period	$10,830	$10,673	$10,707

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the six months ended June 30, 2018 and 2017, and the year ended December 31, 2017 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2018	2017	2017
Balance at beginning of the period	$209,459	$228,963	$228,963
Net income/(loss) attributable to parent company	5,159	14,635	(19,346)
Appropriation of retained earnings	(123)	(124)	(158)
Balance at end of the period	$214,495	$243,474	$209,459

20.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of accumulated other comprehensive income for the six months ended June 30, 2018 and 2017, and the year ended December 31, 2017 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2018	2017	2017
Balance at beginning of the period	$17,780	$(892)	$(892)
Other comprehensive income related to the non-controlling interests acquired by the Company	-	(67)	(67)
Foreign currency translation adjustment attributable to parent company	(4,161)	7,194	18,739
Balance at end of the period	$13,619	$6,235	$17,780

21.	Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the six months ended June 30, 2018 and 2017, and the year ended December 31, 2017 are summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,		Year Ended December 31,
	2018	2017	2017
Balance at beginning of the period	$6,681	$5,412	$5,412
(Loss)/income attributable to non-controlling interests	(131)	184	707
Dividends declared to the non-controlling interest holders of joint-venture companies (See Note 14)	(538)	(608)	(608)
Acquisition of the non-controlling interest in Brazil Henglong	-	458	458
Other comprehensive income related to the non-controlling interests acquired by the Company	-	67	67
Foreign currency translation adjustment attributable to non-controlling interests	(64)	249	645
Balance at end of the period	$5,948	$5,762	$6,681

22.	Gain on other sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, and scraps. For the six months ended June 30, 2018, gain on other sales amounted to $2.5 million as compared to $5.3 million for the six months ended June 30, 2017, representing a decrease of $2.8 million. During the second quarter of 2017, the Company disposed of a building located in Jingzhou and recognized a gain of $2.2 million.

23.	Financial income, net

During the six months ended June 30, 2018 and 2017, the Company recorded financial income, net which is summarized as follows (figures are in thousands of USD):

	Six Months Ended June 30,
	2018	2017

Interest income	$944	$1,481
Foreign exchange loss, net	(641)	(242)
Bank fees	(171)	(357)
Total financial income, net	$132	$882

24.	Income tax rate

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

According to PRC tax regulation, the Company should withhold income taxes for the profits distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profits that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. As of June 30, 2018, the Company has recognized deferred tax liabilities of $4.2 million for the undistributed profits of $42.1 million which are expected to be distributed to Genesis in the future. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries indefinitely. As of June 30, 2018 and December 31, 2017, the Company still had undistributed earnings of approximately $298.9 million and $294.2 million, respectively, from investment in the PRC subsidiaries that are considered indefinitely reinvested. Had the undistributed earnings been distributed to Genesis and not indefinitely reinvested, the tax provision as of June 30, 2018 and December 31, 2017 of approximately $29.9 million and $29.4 million, respectively, would have been recorded.

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

According to the New CIT, USAI, Wuhan Chuguanjie, Shanghai Henglong, Testing Center and Chongqing Henglong are subject to income tax at a rate of 25%.

Brazil Corporate Income Tax

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million, equivalent to approximately BRL 0.24 million. The Company had no assessable income in Brazil as of June 30, 2018 and December 31, 2017.

Hong Kong Corporate Income Tax

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong as of June 30, 2018 and December 31, 2017.

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

The Company’s effective tax rate was 15.8% and 14.9% for the three months and six months ended June 30, 2018, respectively, compared with 19.6% and 18.5% for the three months and six months ended June 30, 2017, respectively.

25.	Income per share

Basic income per share is computed using the weighted average number of ordinary shares outstanding during the period. Diluted income per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the period. The dilutive effect of outstanding stock options is determined based on the treasury stock method.

The calculation of basic and diluted income per share attributable to the parent company for the three months ended June 30, 2018 and 2017, was (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended June 30,
	2018	2017
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$847	$8,921
Denominator:
Weighted average shares outstanding	31,644,004	31,644,004
Dilutive effects of stock options	3,301	5,318
Denominator for dilutive income per share – Diluted	31,647,305	31,649,322

Net income per share attributable to parent company’s common shareholders – Basic	$0.03	$0.28
Net income per share attributable to parent company’s common shareholders – Diluted	$0.03	$0.28

The calculation of basic and diluted income per share attributable to the parent company for the six months ended June 30, 2018 and 2017, was (figures are in thousands of USD, except share and per share amounts):

	Six Months Ended June 30,
	2018	2017
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$5,159	$14,635
Denominator:
Weighted average shares outstanding	31,644,004	31,644,004
Dilutive effects of stock options	1,651	5,611
Denominator for dilutive income per share – Diluted	31,645,655	31,649,615

Net income per share attributable to parent company’s common shareholders – Basic	$0.16	$0.46
Net income per share attributable to parent company’s common shareholders – Diluted	$0.16	$0.46

As of June 30, 2018 and 2017, the exercise prices for 112,500 shares and 90,000 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the six months ended June 30, 2018 and 2017, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

The Company grants credit to its customers in the ordinary course of its business, including Xiamen Joylon, Xiamen Automotive Parts, Shanghai Fenglong and Jingzhou Yude, which are related parties of the Company. The Company’s customers are mostly located in the PRC.

During the six months ended June 30, 2018, the Company’s five largest customers accounted for 40.2% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales, i.e., 17.6%. As of June 30, 2018, approximately 5.5% of accounts receivable were from trade transactions with the aforementioned customer and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

During the six months ended June 30, 2017, the Company’s five largest customers accounted for 37.0% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales, i.e., 13.2%. As of June 30, 2017, approximately 4.3% of accounts receivable were from trade transactions with the aforementioned customer and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

27.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended June 30,
	2018	2017
Merchandise sold to related parties	$10,856	$8,583
Rental income obtained from related parties	45	32
Materials and others sold to related parties	498	510
Total	$11,399	$9,125

	Six Months Ended June 30,
	2018	2017
Merchandise sold to related parties	$21,702	$18,120
Rental income obtained from related parties	147	46
Materials and others sold to related parties	944	811
Total	$22,793	$18,977

Related purchases

	Three Months Ended June 30,
	2018	2017
Materials purchased from related parties	$7,428	$6,283
Equipment purchased from related parties	2,037	1,412
Others purchased from related parties	208	93
Total	$9,673	$7,788

	Six Months Ended June 30,
	2018	2017
Materials purchased from related parties	$15,677	$13,645
Equipment purchased from related parties	3,285	4,424
Others purchased from related parties	257	216
Total	$19,219	$18,285

Loan transaction to a related party

	Six Months Ended June 30,
	2018	2017
Related party loan	$-	$29,182

Related receivables

	June 30, 2018	December 31, 2017
Accounts and notes receivable from related parties	$20,826	$19,086

Related advances and loan balance

	June 30, 2018	December 31, 2017
Advance payments for property, plant and equipment to related parties	$6,672	$5,264
Advance payments and others to related parties	1,009	20,841
Total	$7,681	$26,105

Related payables

	June 30, 2018	December 31, 2017
Accounts and notes payable	$6,913	$7,168

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

28.	Commitments and contingencies

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of June 30, 2018 (figures are in thousands of USD):

	Payment obligations by period
	2018 (1)	2019	2020	2021	Thereafter	Total
Obligations for investment contracts (1)	$5,441	$3,446	$2,297	$-	$-	$11,184
Obligations for purchasing and service agreements	23,177	10,599	-	-	-	33,776
Total	$28,618	$14,045	$2,297	$-	$-	$44,960

(1)

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $18.1 million, in the Chongqing Venture Fund in three installments. As of June 30, 2018, Hubei Henglong has completed a capital contribution of RMB 84.0 million, equivalent to approximately $12.7 million, representing 35.0% of the Chongqing Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB 36.0 million, equivalent to approximately $5.4 million, will be paid upon capital calls received from the Chongqing Venture Fund.

In March 2018, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Hubei Venture Fund”. Hubei Henglong has committed to make an investment of RMB 76.0 million, equivalent to approximately $12.1 million, in the Hubei Venture Fund in three installments, representing 38% of the Hubei Venture Fund’s shares. As of June 30, 2018, Hubei Henglong has completed a capital contribution of RMB 38.0 million, equivalent to approximately $5.7 million. According to the agreement, the remaining capital commitment of RMB 38.0 million, equivalent to approximately $5.7 million, will be paid upon capital calls received from the Hubei Venture Fund.

29.	Off-balance sheet arrangements

As of June 30, 2018 and December 31, 2017, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of June 30, 2018, the Company had 12 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other seven sectors were engaged in the production and sale of sensor modular (USAI), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie) and research and development of intelligent automotive technology (Jingzhou Qingyan). Since the revenues, net income and net assets of these seven sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the condensed unaudited consolidated financial statements, the Company incorporated these six sectors into “Other Sectors.”

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

The Company’s product sector information for the three months and six months ended June 30, 2018 and 2017, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income (Loss)
	Three Months Ended		Three Months Ended
	June 30		June 30
	2018	2017	2018	2017
Henglong	$60,301	$64,478	$(1,530)	$2,295
Jiulong	30,962	27,161	956	2,186
Shenyang	8,866	10,665	534	323
Wuhu	5,565	5,644	(483)	167
Hubei Henglong	28,717	23,896	3,273	2,249
Other Sectors	21,153	13,150	1,488	(43)
Total Segments	155,564	144,994	4,238	7,177
Corporate	-	-	(1,582)	3,211
Eliminations	(29,782)	(27,334)	(1,660)	(1,507)
Total	$125,782	$117,660	$996	$8,881

	Net Product Sales		Net Income (Loss)
	Six Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Henglong	$129,197	$135,312	$(1,842)	$5,614
Jiulong	58,407	49,447	1,411	3,576
Shenyang	15,214	18,669	(84)	785
Wuhu	10,201	11,752	(880)	97
Hubei Henglong	62,110	42,029	6,362	2,487
Other Sectors	39,051	25,861	2,282	599
Total Segments	314,180	283,070	7,249	13,158
Corporate	-	-	(1,018)	3,043
Eliminations	(54,380)	(46,102)	(1,203)	(1,382)
Total	$259,800	$236,968	$5,028	$14,819

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Recent Accounting Pronouncements

Please see Note 2 to the consolidated financial statements under Item 1 of Part I of this report.

Results of Operations

Results of Operations—Three Months Ended June 30, 2018 and 2017

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2018	2017	Change		2018	2017	Change
Henglong	$60,301	$64,478	(4,177)	-6.5%	$56,050	$55,668	$382	0.7%
Jiulong	30,962	27,161	3,801	14.0	27,533	23,129	4,404	19.0
Shenyang	8,866	10,665	(1,799)	-16.9	7,767	9,652	(1,885)	-19.5
Wuhu	5,565	5,644	(79)	-1.4	5,363	5,279	84	1.6
Hubei Henglong	28,717	23,896	4,821	20.2	23,619	16,035	7,584	47.3
Other Sectors	21,153	13,150	8,003	60.9	17,700	11,062	6,638	60.0
Total Segments	155,564	144,994	10,570	7.3	138,032	120,825	17,207	14.2
Elimination	(29,782)	(27,334)	(2,448)	9.0	(29,271)	(27,226)	(2,045)	7.5
Total	$125,782	$117,660	$8,122	6.9%	$108,761	$93,599	$15,162	16.2%

Net Product Sales

Net product sales were $125.8 million for the three months ended June 30, 2018, compared to $117.7 million for the same period in 2017, representing an increase of $8.1 million, or 6.9%.

Net sales of traditional steering products and parts were $98.8 million for the three months ended June 30, 2018, compared to $91.1 million for the same period in 2017, representing an increase of $7.7 million, or 8.5%. Net sales of electric power steering (“EPS”) were $27.0 million for the three months ended June 30, 2018, consistent with $26.6 million for the same period in 2017. As a percentage of net sales, sales of EPS were 21.4% for the three months ended June 30, 2018, compared to 22.6% for the same period in 2017.

The increase in net product sales was due to the effects of three major factors: i) the change in products mix, i.e. higher price products are gradually replacing lower price products; and ii) appreciation of RMB against U.S. dollar by approximately 6.9% in this quarter compared to the same quarter last year, resulting in an increase in net product sales in USD; offset by iii) the sales volume of the Company’s major products decreasing due to the soft demand in the China domestic brand automobile market.

Further analysis by segment (before elimination) is as follows:

•	Net product sales for Henglong were $60.3 million for the three months ended June 30, 2018, compared with $64.5 million for the three months ended June 30, 2017, representing a decrease of $4.2 million, or 6.5%. A decrease in sales volume due to the soft market demand led to a sales decrease of $11.0 million and an increase in average selling price due to change in product mix led to a sales increase of $2.2 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $4.6 million.

•	Net product sales for Jiulong were $31.0 million for the three months ended June 30, 2018, compared with $27.2 million for the three months ended June 30, 2017, representing an increase of $3.8 million, or 14.0%. Jiulong is gradually shifting its strategy from focusing on sales volume to focusing on high gross margin products and developing new markets such as exports. A decrease in sales volume led to a sales decrease of $4.0 million and an increase in average selling price due to change in product mix led to a sales increase of $5.7 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $2.1 million.

•	Net product sales for Shenyang were $8.9 million for the three months ended June 30, 2018, compared to $10.7 million for the same period in 2017, representing a decrease of $1.8 million, or 16.8%. Shenyang’s products are mainly sold to Shenyang Brilliance Jinbei Co., Ltd., “Brilliance Jinbei”, one of China’s largest commercial car manufacturers. The sales of Shenyang are mainly impacted by the demand of Brilliance Jinbei. A decrease in sales volumes led to a sales decrease of $2.6 million and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.7 million.

•	Net product sales for Wuhu were $5.6 million for the three months ended June 30, 2018, substantially consistent with $5.6 million for the same period in 2017. An increase in sales volumes led to a sales increase of $0.4 million and a decrease in average selling price led to a sales decrease of $0.8 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.4 million.

•	Net product sales for Hubei Henglong were $28.7 million for the three months ended June 30, 2018, compared to $23.9 million for the same period in 2017, representing an increase of $4.8 million, or 20.1%. Hubei Henglong’s products are mainly sold to Chrysler and Ford. Both the project from Ford and a new project from Chrysler started mass production in 2017 and the demand from these two projects is gradually increasing since last year. An increase in sales volumes led to a sales increase of $1.9 million and an increase in average selling price led to a sales increase of $1.1 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $1.8 million.

•	Net product sales for Other Sectors were $21.2 million for the three months ended June 30, 2018, compared to $13.2 million for the same period in 2017, representing an increase of $8.0 million, or 60.6%, primarily due to an increase in the average selling price of Jielong, which manufactures automobile steering columns for both HPS and EPS.

Cost of Products Sold

For the three months ended June 30, 2018, the cost of products sold was $108.8 million, compared to $93.6 million for the same period of 2017, representing an increase of $15.2 million, or 16.2%. The increase in the cost of products sold was due to the effects of the following major factors: 1) the change in products mix, i.e. unit costs of new products are generally higher than the previous products, which is similar to the trend in sales; 2) appreciation of RMB against U.S. dollar by approximately 6.9% in this quarter compared to the same quarter last year, resulting an increase in the cost of products sold in USD; and 3) the increase in cost of raw materials and labor costs in China; offset by iv) the sales volume of the Company’s major products decreasing due to the soft demand in the China domestic brand automobile market.

Further analysis is as follows:

•	Cost of products sold for Henglong was $56.1 million for the three months ended June 30, 2018, substantially consistent with $55.7 million for the same period of 2017. A decrease in sales volume led to a cost of products sold decrease of $7.7 million and an increase in unit cost led to a cost of products sold increase of $4.1 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $4.0 million.

•	Cost of products sold for Jiulong was $27.5 million for the three months ended June 30, 2018, compared to $23.1 million for the same period of 2017, representing an increase of $4.4 million, or 19.0%. A decrease in sales volume led to a cost of products sold decrease of $3.8 million and an increase in unit cost led to a cost of products sold increase of $6.1 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $2.1 million.

•	Cost of products sold for Shenyang was $7.8 million for the three months ended June 30, 2018, compared to $9.7 million for the same period of 2017, representing a decrease of $1.9 million, or 19.6%. The decrease in cost of products sold was mainly due to a decrease in sales volumes, which led to a cost of products sold decrease of $2.4 million, and a decrease in unit cost, which led to a cost of products sold decrease of $0.2 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $0.7 million.

•	Cost of products sold for Wuhu was $5.4 million for the three months ended June 30, 2018, compared to $5.3 million for the same period of 2017, representing an increase of $0.1 million, or 1.9%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $0.4 million, and a decrease in unit cost, which led to a cost of products sold decrease of $0.3 million.

•	Cost of products sold for Hubei Henglong was $23.6 million for the three months ended June 30, 2018, compared to $16.0 million for the same period of 2017, representing an increase of $7.6 million, or 47.5%. An increase in sales volumes led to a cost of products sold increase of $3.8 million and an increase in unit cost led to a cost of products sold increase of $2.8 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $1.0 million.

•	Cost of products sold for Other Sectors was $17.7 million for the three months ended June 30, 2018, compared to $11.1 million for the same period of 2017, representing an increase of $6.6 million, or 59.5%, primarily due to the increase in unit cost of Jielong.

Gross margin was 13.5% for the three months ended June 30, 2018, compared to 20.4% for the same period of 2017, representing a decrease of 6.9%, mainly due to the increase in the cost of raw materials and the changes in the product mix for the three months ended June 30, 2018.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights, and scraps. For the three months ended June 30, 2018, gain on other sales amounted to $1.0 million, as compared to $4.6 million for the three months ended June 30, 2017, representing a decrease of $3.6 million. The decrease was due to the fact that, during the second quarter of 2017, the Company disposed of a building located in Jingzhou and recognized a gain of $2.2 million.

Selling Expenses

Selling expenses were $4.9 million for the three months ended June 30, 2018, as compared to $4.6 million for the same period of 2017, representing an increase of $0.3 million, or 6.5%, which was mainly due to increased logistics fees related to the increase in revenue.

General and Administrative Expenses

General and administrative expenses were $4.4 million for the three months ended June 30, 2018, as compared to $5.3 million for the same period of 2017, representing a decrease of $0.9 million, or 17.0%, which was mainly due to the lower allowance for doubtful accounts of $1.1 million in 2018 compared to the same period in 2017.

Research and Development Expenses

Research and development expenses were $8.1 million for the three months ended June 30, 2018, as compared to $7.7 million for the three months ended June 30, 2017, representing an increase of $0.4 million, or 5.2%, which was mainly due to increased expenditures on R&D activities for EPS products.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. In the past several years, the Company has continued to purchase advanced manufacturing equipment for newly developed products, hiring senior technicians and actively seeking external technical support.

Income from Operations

Income from operations was $0.6 million for the three months ended June 30, 2018, compared to $11.1 million for the three months ended June 30, 2017, representing a decrease of $10.5 million, or 94.6%, including a decrease of $7.0 million in gross profit and a decrease of $3.6 million in gain on other sales.

Other Income, Net

Other income, net was $0.6 million for the three months ended June 30, 2018, compared to other income, net of $0.2 million for the three months ended June 30, 2017, representing an increase of $0.4 million, primarily as a result of an increase in the unspecific purpose subsidies being recognized in the second quarter of 2018.

Interest Expense

Interest expense was $0.8 million for the three months ended June 30, 2018, compared to interest expense of $0.6 million for the three months ended June 30, 2017, representing an increase of $0.2 million, or 33.3%, primarily due to the new bank loans borrowed in 2018 and higher interest rates.

Financial Income, Net

Financial income, net was $0.9 million for the three months ended June 30, 2018, compared with $0.6 million for the three months ended June 30, 2017, representing an increase of $0.3 million, or 50.0%, which was mainly due to the increased foreign exchange gain related to the appreciation of the U.S. dollar in the second quarter of 2018 because of the Company’s increased revenue from customers located in the United States.

Income Before Income Tax Expenses and Equity in Earnings of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $1.3 million for the three months ended June 30, 2018, compared to $11.1 million for the three months ended June 30, 2017, representing a decrease of $9.8 million, or 88.3%, which was mainly due to a decrease in operating income of $10.5 million, an increase in other income of $0.4 million, an increase in interest expense of $0.2 million and an increase in financial income of $0.3 million.

Income Taxes

Income tax expense was $0.2 million for the three months ended June 30, 2018, compared to $2.2 million of income tax expense for the three months ended June 30, 2017, representing a decrease of $2.0 million, or 90.9%. The income before income tax decreased to $1.3 million for the three months ended June 30, 2018 from $11.1 million for the same period in 2017 and the effective tax rate decreased to 15.8% from19.6% for the same period in 2017.

Net Income

Net income was $1.0 million for the three months ended June 30, 2018, compared to net income of $8.9 million for the three months ended June 30, 2017, representing a decrease of $7.9 million, or 88.8%, which was mainly due to a decrease in income before income tax expenses and equity in earnings of affiliated companies of $9.8 million and a decrease in income tax of $2.0 million.

Net Income/(Loss) Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $0.1 million for the three months ended June 30, 2018, compared to net loss attributable to non-controlling interests of $0.1 million for the three months ended June 30, 2017.

The Company owns equity interests in nine non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong and Chongqing Jinghua, which are accounted for under the equity method, all of the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of June 30, 2018 and 2017.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $0.8 million for the three months ended June 30, 2018, compared to net income attributable to parent company’s common shareholders of $8.9 million for the three months ended June 30, 2017, representing a decrease of $8.1 million, which was mainly due to a decrease in net income of $7.9 million.

Results of Operations—Six Months Ended June 30, 2018 and 2017

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2018	2017	Change		2018	2017	Change
Henglong	$129,197	$135,312	(6,115)	-4.5%	$118,097	$117,133	$964	0.8%
Jiulong	58,407	49,447	8,960	18.1	52,068	42,227	9,841	23.3
Shenyang	15,214	18,669	(3,455)	-18.5	14,073	16,358	(2,285)	-14.0
Wuhu	10,201	11,752	(1,551)	-13.2	9,714	10,965	(1,251)	-11.4
Hubei Henglong	62,110	42,030	20,080	47.8	48,644	28,903	19,741	68.3
Other Sectors	39,051	25,860	13,191	51.0	32,685	21,809	10,876	49.9
Total Segments	314,180	283,070	31,110	11.0	275,281	237,395	37,886	16.0
Elimination	(54,380)	(46,102)	(8,278)	18.0	(54,141)	(46,117)	(8,024)	17.4
Total	$259,800	$236,968	$22,832	9.6%	$221,140	$191,278	$29,862	15.6%

Net Product Sales

Net product sales were $259.8 million for the six months ended June 30, 2018, compared to $237.0 million for the same period in 2017, representing an increase of $22.8 million, or 9.6%.

Net sales of traditional steering products and parts were $207.8 million for the six months ended June 30, 2018, compared to $177.6 million for the same period in 2017, representing an increase of $30.2 million, or 17.0%. Net sales of EPS were $52.0 million for the six months ended June 30, 2018, compared to $59.4 million for the same period in 2017, representing a decrease of $7.4 million, or 12.5%. As a percentage of net sales, sales of EPS were 20.0% for the six months ended June 30, 2018, compared to 22.6% for the same period in 2017.

The increase in net product sales was due to the effects of three major factors: i) the change in products mix, i.e. higher price products are gradually replacing lower price products; and ii) appreciation of RMB against U.S. dollar by approximately 7.8% in the six months ended June 30, 2018 compared to the same period last year, resulting in an increase in net product sales in USD; offset by iii) the sales volume of the Company’s major products decreasing due to the soft demand in the China domestic brand automobile market.

A decrease in sales volume contributed to a sales decrease of $16.9 million. An increase in average selling price of steering gears and contributed to a sales increase of $17.6 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $22.1 million.

Further analysis by segment (before elimination) is as follows:

•	Net product sales for Henglong were $129.2 million for the six months ended June 30, 2018, compared with $135.3 million for the six months ended June 30, 2017, representing a decrease of $6.1 million, or 4.5%. A decrease in sales volume led to a sales decrease of $19.3 million, an increase in average selling price led to a sales increase of $3.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $9.8 million.

•	Net product sales for Jiulong were $58.4 million for the six months ended June 30, 2018, compared with $49.4 million for the six months ended June 30, 2017, representing an increase of $9.0 million, or 18.2%. Jiulong is gradually shifting its strategy from focusing on sales volume to focusing on high gross margin products and developing new markets such as exports. An increase in sales volume led to a sales increase of $0.4 million, an increase in average selling price led to a sales increase of $4.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $4.2 million.

•	Net product sales for Shenyang were $15.2 million for the six months ended June 30, 2018, compared to $18.7 million for the same period in 2017, representing a decrease of $3.5 million, or 18.7%. Shenyang’s products are mainly sold to Shenyang Brilliance Jinbei Co., Ltd., “Brilliance Jinbei”, one of China’s largest commercial car manufacturers. The sales of Shenyang are mainly impacted by the demand of Brilliance Jinbei. A decrease in sales volumes led to a sales decrease of $6.9 million, an increase in average selling price led to a sales increase of $2.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $1.2 million.

•	Net product sales for Wuhu were $10.2 million for the six months ended June 30, 2018, compared to $11.8 million for the same period in 2017, representing a decrease of $1.6 million, or 13.6%. An increase in sales volumes led to a sales increase of $0.5 million, a decrease in average selling price led to a sales decrease of $2.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.7 million.

•	Net product sales for Hubei Henglong were $62.1 million for the six months ended June 30, 2018, compared to 42.0 million for the same period in 2017, representing an increase of $20.1 million, or 47.9%. Hubei Henglong’s products are mainly sold to Chrysler and Ford. An increase in sales volumes led to a sales increase of $5.6 million, an increase in average selling price led to a sales increase of $10.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $4.4 million.

•	Net product sales for Other Sectors were $39.1 million for the six months ended June 30, 2018, compared to $25.9 million for the same period in 2017, representing an increase of $13.2 million, or 51.0%, primarily due to an increase in the sales of Jielong, which manufactures automobile steering columns for both HPS and EPS.

Cost of Products Sold

For the six months ended June 30, 2018, the cost of products sold was $221.1 million, compared to $191.3 million for the same period of 2017, representing an increase of $29.8 million, or 15.6%. The increase in the cost of products sold was mainly due to the net effect of a net decrease in sales volumes which led to a cost of products sold decrease of $14.7 million, an increase in unit cost which led to a cost of products sold increase of $25.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar which led to a cost of products sold increase of $19.1 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $118.1 million for the six months ended June 30, 2018, compared to $117.1 million for the same period of 2017, representing an increase of $1.0 million, or 0.9%. A decrease in sales volumes led to a cost of products sold decrease of $13.6 million, an increase in unit cost led to a cost of products sold increase of $5.8 million and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $8.8 million.

•	Cost of products sold for Jiulong was $52.1 million for the six months ended June 30, 2018, compared to $42.2 million for the same period of 2017, representing an increase of $9.9 million, or 23.5%. An increase in sales volume led to a cost of products sold increase of $0.5 million, an increase in unit cost led to a cost of products sold increase of $5.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $4.0 million.

•	Cost of products sold for Shenyang was $14.1 million for the six months ended June 30, 2018, compared to $16.4 million for the same period of 2017, representing a decrease of $2.3 million, or 14.0%. A decrease in sales volumes led to a cost of products sold decrease of $6.1 million, an increase in unit cost led to a cost of products sold increase of $2.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $1.2 million.

•	Cost of products sold for Wuhu was $9.7 million for the six months ended June 30, 2018, compared to $11.0 million for the same period of 2017, representing a decrease of $1.3 million, or 11.8%. An increase in sales volumes led to a cost of products sold increase of $0.6 million, a decrease in unit cost led to a cost of products sold decrease of $2.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $0.8 million.

•	Cost of products sold for Hubei Henglong was $48.6 million for the six months ended June 30, 2018, compared to $28.9 million for the same period of 2017, representing an increase of $19.7 million, or 68.2%. An increase in sales volumes led to a cost of products sold increase of $10.4 million, an increase in unit cost led to a cost of products sold increase of $6.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $2.9 million.

•	Cost of products sold for Other Sectors was $32.7 million for the six months ended June 30, 2018, compared to $21.8 million for the same period of 2017, representing an increase of $10.9 million, or 50.0%, primarily due to the increase in sales volumes of Jielong.

Gross margin was 14.9% for the six months ended June 30, 2018, compared to 19.3% for the same period of 2017, representing a decrease of 4.4%, mainly due to the increase in the cost of raw materials and the changes in the product mix in the six months ended June 30, 2018.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights, and scraps. For the six months ended June 30, 2018, gain on other sales amounted to $2.5 million, as compared to $5.3 million for the six months ended June 30, 2017, representing a decrease of $2.8 million. The decrease was due to the fact that, during the second quarter of 2017, the Company disposed of a building located in Jingzhou and recognized a gain of $2.2 million.

Selling Expenses

Selling expenses were $10.7 million for the six months ended June 30, 2018, as compared to $8.6 million for the same period of 2017, representing an increase of $2.1 million, or 24.4%, which was mainly due to increased logistics fees related to the increase in revenue.

General and Administrative Expenses

General and administrative expenses were $8.9 million for the six months ended June 30, 2018, compared to $9.6 million for the same period of 2017, representing a decrease of $0.7 million, or 7.3%, which was mainly due to lower allowance for doubtful accounts of $0.8 million in 2018 compared to the same period in 2017.

Research and Development Expenses

Research and development expenses were $16.4 million for the six months ended June 30, 2018, as compared to $14.5 million for the six months ended June 30, 2017, representing an increase of $1.9 million, or 13.1%, which was mainly due to increased expenditures on R&D activities for EPS products.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. In the past several years, the Company has continued to purchase advanced manufacturing equipment for newly developed products, hiring senior technicians and actively seeking external technical support.

Income from Operations

Income from operations was $5.2 million for the six months ended June 30, 2018, compared to $18.3 million for the six months ended June 30, 2017, representing a decrease of $13.1 million, or 71.6%, including a decrease of $7.0 million in gross profit, a decrease of $2.8 million in gain on other sales and an increase of $3.2 million in operating expenses.

Other Income/(Expense), Net

Other income, net was $1.2 million for the six months ended June 30, 2018, compared to other expense, net of $0.1 million for the six months ended June 30, 2017, representing an increase in other income, net of $1.3 million, primarily as a result of an increase in the unspecific purpose subsidies being recognized in 2018.

Interest Expense

Interest expense was $1.2 million for the six months ended June 30, 2018, compared to interest expense of $0.9 million for the six months ended June 30, 2017, representing an increase of $0.3 million, or 33.3%, primarily due to the new bank loans borrowed in 2018 and higher interest rates.

Financial Income, Net

Financial income, net was $0.1 million for the six months ended June 30, 2018, compared to financial income, net of $0.9 million for the six months ended June 30, 2017, representing a decrease of $0.8 million, which was mainly due to the interest income generated from the loan to Henglong Real Estate, one of the Company’s related parties, in 2017.

Income Before Income Tax Expenses and Equity in Earnings of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $5.3 million for the six months ended June 30, 2018, compared to $18.2 million for the six months ended June 30, 2017, representing a decrease of $12.9 million, or 70.9%, which was mainly due to a decrease in operating income of $13.1 million, an increase in other income of $1.3 million, an increase in interest expense of $0.3 million and a decrease in financial income of $0.8 million.

Income Taxes

Income tax expense was $0.8 million for the six months ended June 30, 2018, compared to $3.4 million of income tax expense for the six months ended June 30, 2017, representing a decrease of $2.6 million, or 76.5%. The income before income tax decreased to 5.3 million for the six months ended June 30, 2018 from $18.2 million for the same period in 2017 and the effective tax rate decreased to 14.9% from 18.5% for the same period in 2017.

Net Income

Net income was $5.0 million for the six months ended June 30, 2018, compared to net income of $14.8 million for the six months ended June 30, 2017, representing a decrease of $9.8 million, or 66.2%, which was mainly due to a decrease in income before income tax expenses and equity in earnings of affiliated companies of $12.9 million, a decrease in income tax of $2.6 million and an increase in equity in earnings of affiliated companies of $0.5 million.

Net (Loss)/Income Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests amounted to $0.1 million for the six months ended June 30, 2018, compared to net income attributable to non-controlling interests of $0.2 million for the six months ended June 30, 2017.

The Company owns equity interests in nine non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong and Chongqing Jinghua, which are accounted for under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of June 30, 2018 and 2017.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $5.2 million for the six months ended June 30, 2018, compared to $14.6 million for the six months ended June 30, 2017, representing a decrease of $9.4 million, or 64.4%, which was mainly due to a decrease in net income of $9.8 million.

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

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of June 30, 2018, the Company had cash and cash equivalents and short-term investments of $85.6 million, compared to $94.1 million as of December 31, 2017, representing a decrease of $8.5 million, or 9.0%. Short-term investments included pledged short-term investments of $0.5 million and $2.0 million as of June 30, 2018 and December 31, 2017, respectively.

The Company had working capital (total current assets less total current liabilities) of $159.0 million as of June 30, 2018, compared to $159.1 million as of December 31, 2017, representing a decrease of $0.1 million, or 0.1%.

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

The Company had short-term loans of $57.1 million, long-term loans of $0.3 million (See Note 12) and bankers’ acceptances of $68.6 million (See Note 13) as of June 30, 2018.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be reduced by approximately $12.5 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $12.5 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $8.7 million, which is 69.3%, the mortgage rate, of $12.5 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of June 30, 2018, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available(4)	Amount Used		Assessed Mortgage Value(5)
1. Comprehensive credit facilities	Hubei Bank	Nov-2019	$27,204	$9,105		$57,033

2. Comprehensive credit facilities	Shanghai Pudong Development Bank (1)	Jan-2019	18,136	5,058		17,681

3. Comprehensive credit facilities	China CITIC Bank (1)	Oct-2018	77,835	33,914		15,010

	China CITIC Bank	Jul-2019	2,720	2,637		5,589

4. Comprehensive credit facilities	China Everbright Bank	Dec-2018	4,534	4,268		7,739

5. Comprehensive credit facilities	ICBC Macau	Nov-2018	23,917	19,000		24,079

6. Comprehensive credit facilities	Bank of China (1)(6)	Apr-2018	22,670	7,557		-

7. Comprehensive credit facilities	China Merchants Bank (1)(6)	Apr-2018	15,114	4,643		-

8. Comprehensive credit facilities	Taishin International Bank	Mar-2019	10,000	9,858		12,681

Total			$202,130	$96,040	(2)	$139,812	(3)

(1)	Each of Hubei Henglong, Henglong and Jiulong’s comprehensive credit facilities with Shanghai Pudong Development Bank is required to be guaranteed by Jielong and Hubei Henglong in addition to the above pledged assets. Each of Hubei Henglong, Henglong, Jiulong, Jielong, Chuguanjie and USAI’s comprehensive credit facilities with China CITIC Bank is required to be guaranteed by Henglong and Hubei Henglong, in addition to the above pledged assets. Each of Hubei Henglong, Henglong, Jiulong and Jielong’s comprehensive credit facilities with Bank of China is required to be guaranteed by Hubei Henglong and Henglong, and Hubei Henglong’s comprehensive credit facilities with China Merchants Bank is required to be guaranteed by Henglong.

(2)	Amount used represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $54.0 million and notes payable of $42.0 million as of June 30, 2018. The remainder of $3.4 million of government loan and $26.5 million of notes payable was secured by bank notes or time deposits without utilization of credit lines.

(3)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of June 30, 2018, the pledged assets included $36.2 million accounts and notes receivable, $0.5 million of current deposits and other pledged assets with assessed value of $103.1 million.

(4)	The amount available is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	The pledged cash deposits were not included in the assessed mortgage value.

(6)	The Company is negotiating the renewals of the credit facilities with the banks and expects to obtain the renewals in the third quarter of 2018. As the Company has obtained sufficient comprehensive lines of credit from other banks, the Company does not anticipate any significant adverse impact on its financial position if the Company fails to renew these credit facilities.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company’s loan terms range from six months to 36 months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1. Equipment with an assessed value of approximately $57.0 million as security for its revolving comprehensive credit facility with Hubei Bank.

2. Land use rights and buildings with an assessed value of approximately $17.7 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.

3. Land use rights and buildings with an assessed value of approximately $15.0 million as security for its comprehensive credit facility with China CITIC Bank Wuhan branch.

4. Land use rights and buildings with an assessed value of approximately $5.6 million as security for its comprehensive credit facility with China CITIC Bank Shenyang branch.

5. Land use rights and buildings with an assessed value of approximately $7.7 million as security for its comprehensive credit facility with China Everbright Bank.

6. On April 20, 2017, the Company entered into a Credit Agreement with ICBC Macau to obtain a non-revolving credit facility in the amount of $20.0 million, the “ICBC Macau Credit Facility”. The ICBC Macau Credit Facility expired on May 12, 2018 and was extended to November 11, 2018. As security for the ICBC Macau Credit Facility, the Company was required to provide ICBC Macau with a standby letter of credit for a total amount of not less than $24.1 million if the credit facility is fully drawn.

On May 5, 2017, the Company drew down the full amount of $20.0 million under the ICBC Macau Credit Facility and provided a standby letter of credit issued by ICBC Jingzhou for an amount of $24.1 million in favor of ICBC Macau. The standby letter of credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB 159.3 million, equivalent to approximately $24.1 million. The Company also paid an arrangement fee of $0.04 million to ICBC Jingzhou.

On May 4, 2018, the Company repaid $1.0 million and paid an extension fee of $0.1 million to ICBC Macau. The maturity date for the loan under the extended term is the earlier of (i) 18 months from the date of drawdown or (ii) one month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remained unchanged. As of June 30, 2018, the interest rate of the Credit Facility was 3.6% per annum.

7. On April 25, 2017, Great Genesis entered into a credit facility agreement with Taishin Bank to obtain a non-revolving credit facility in the amount of $10.0 million, the “Taishin Bank Credit Facility”. The Taishin Bank Credit Facility expired on April 25, 2018 and was extended to March 20, 2019. The Taishin Bank Credit Facility has an annual interest rate of 3.9%, instead of the original annual interest rate of 2.7%. Interest is paid monthly under the extended term and the principal repayment is payable at maturity. As security for the Taishin Bank Credit Facility, the Company’s subsidiary Henglong is required to provide Taishin Bank with a standby letter of credit for a total amount of not less than $10.0 million if the Taishin Bank Credit Facility is fully drawn.

On April 28, 2017, Great Genesis drew down the full amount of $9.9 million under the Taishin Bank Credit Facility and provided a standby letter of credit issued by China CITIC Bank Wuhan branch for an amount of $10.0 million in favor of Taishin Bank. Henglong’s standby letter of credit issued by China CITIC Bank Wuchang branch is collateralized by Henglong’s short-term investments of RMB 4.0 million, equivalent to approximately $0.6 million, and notes receivable of RMB 79.9 million, equivalent to approximately $12.1 million.

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

		Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term loan including interest payable	$57,853	$57,530	$323	$-	$-
Notes payable (1)	68,578	68,578	-	-	-
Taxes payable and withholding tax liabilities due to U.S. Tax Reform	39,516	6,322	6,322	9,089	17,783
Obligation for investment contract (2)	11,184	5,441	3,446	2,297	-
Other contractual purchase commitments, including service agreements	33,776	23,177	10,599	-	-
Total	$210,907	$161,048	$20,690	$11,386	$17,783

(1)	Notes payable do not bear interest.

(2)

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $18.1 million, in the Chongqing Venture Fund in three installments. As of June 30, 2018, Hubei Henglong has completed a capital contribution of RMB 84.0 million, equivalent to approximately $12.7 million, representing 35.0% of the Chongqing Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB 36.0 million, equivalent to approximately $5.4 million, will be paid upon capital calls received from the Chongqing Venture Fund.

In March 2018, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Hubei Venture Fund”. Hubei Henglong has committed to make an investment of RMB 76.0 million, equivalent to approximately $12.1 million, in the Hubei Venture Fund in three installments, representing 38% of the Hubei Venture Fund’s shares. As of June 30, 2018, Hubei Henglong has completed a capital contribution of RMB 38.0 million, equivalent to approximately $5.7 million. According to the agreement, the remaining capital commitment of RMB 38.0 million, equivalent to approximately $5.7 million, will be paid upon capital calls received from the Hubei Venture Fund.

Short-term Bank and Government Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of June 30, 2018 (figures are in thousands of USD).

Bank Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
Taishin International Bank (1)	Working Capital	Apr 28, 2017	17	3.86%	Pay monthly	Sep 17, 2018	9,858

Financial Bureau of Jingzhou Development Zone	Working Capital	Aug 17, 2017	12	1.50%	Pay in arrear	Aug 16, 2018	3,023

Bank of China (Jingzhou Shashi)	Working Capital	Sep 28, 2017	12	4.57%	Pay monthly	Sep 27, 2018	7,557

China CITIC Bank	Working Capital	Nov 1, 2017	12	5.22%	Pay monthly	Nov 1, 2018	2,267

Wuhu Municipal Science and Technology Bureau	Working Capital	Nov 13, 2017	36	4.75%	Pay quarterly	Nov 12, 2020	302

China CITIC Bank	Working Capital	Jan 25, 2018	6	5.02%	Pay in arrear	Jul 23, 2018	4,521

China CITIC Bank	Working Capital	Jan 26, 2018	6	5.02%	Pay in arrear	Jul 24, 2018	3,163

China CITIC Bank	Working Capital	Jan 26, 2018	6	5.02%	Pay in arrear	Jul 24, 2018	904

China CITIC Bank	Working Capital	Jan 29, 2018	6	5.13%	Pay in arrear	Jul 26, 2018	2,861

China CITIC Bank	Working Capital	Jan 30, 2018	6	5.79%	Pay in arrear	Jul 26, 2018	2,408

China CITIC Bank	Working Capital	Jan 31, 2018	12	5.22%	Pay monthly	Jan 31, 2019	1,511

ICBC Macau	Working Capital	Apr 11, 2018	6	Libor 3 months +1.35%	Pay quarterly	Oct 11, 2018	19,000
Total							$57,375

The Company must use the loans for the purpose described in the table. For the bank loan of $7.6 million with Bank of China (Jingzhou Shashi), the bank loans of $2.3 million and $1.5 million, respectively, with China CITIC Bank, and the government loan with Wuhu Municipal Science and Technology Bureau, if the Company fails to do so, it will be charged a penalty interest at 50% to 100% of the specified loan rate listed in the table above or early repayment will be triggered. Except for the loan granted by ICBC Macau as disclosed in the section “Capital Source” above, the Company has to pay interest at the interest rate described in the table on the 20th of each month, quarter or semiannual period, as applicable. If the Company fails to do so, it will be charged compound interest at the specified rate in the above table. The Company has to repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged a penalty interest at 30% to 50% of the specified loan rate.

The Company has complied with such financial covenants as of June 30, 2018, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of June 30, 2018 (figures are in thousands of USD):

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital (1)	6	Jul. 2018	$17,928
Working Capital	6	Aug. 2018	1,148
Working Capital	6	Sep. 2018	21,523
Working Capital	6	Oct. 2018	8,890
Working Capital	6	Nov. 2018	8,386
Working Capital	6	Dec. 2018	10,703
Total (See Note 13)			$68,578

(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of June 30, 2018, and believes it will continue to comply with them.

Cash Flows

(a)	Operating Activities

Net cash used by operating activities for the six months ended June 30, 2018 was $5.4 million, compared with net cash provided by operating activities of $22.1 million for the same period of 2017, representing a decrease in net cash flow of $27.5 million, which was mainly due to the net effect of (1) the decrease in net income excluding non-cash items by $7.7 million and (2) the increase in cash outflows from movements of operating assets and liabilities by $19.8 million. The increase in cash outflows was primarily due to the offsetting effect of (1) the increase in cash inflows due to the movement of accrued expenses and other payables by $5.3 million, and (2) the increase in cash inflows due to the movement of taxes payable by $9.6 million, offset by (3) the increase in cash outflows due to the movement of advance payments and others by $2.6 million, (4) the increase in cash outflows due to the movement of inventories by $18.2 million, and (5) the increase in cash outflows due to the movement of accounts and notes payable by $12.6 million.

(b)	Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2018 was $1.7 million, as compared to net cash used of $39.5 million for the same period of 2017, representing an increase of cash inflows by $41.2 million, which was mainly due to (1) an increase in proceeds from maturities of short-term investments by $9.8 million, (2) a decrease in cash used in the loan to a related party by $29.0 million, (3) an increase in cash inflows due to the repayment of the loan to a related party by $20.4 million, offset by (4) an increase in cash used to purchase property, plant and equipment of $7.1 million, and (5) an increase in cash used to purchase short-term investments of $10.4 million.

(c)	Financing Activities

Net cash used by financing activities for the six months ended June 30, 2018 was $5.4 million, compared to net cash provided of $25.0 million for the same period of 2017, representing an increase in cash outflows by $30.3 million, which was mainly due to the net effect of (1) increased cash inflows from a finance leaseback transaction by $11.8 million, offset by (2) decreased proceeds from bank loans by $39.4 million.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2017 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10SB12G File No. 000-33123).

3.1(ii)	Bylaws (incorporated by reference from the Form 10SB12G File No. 000-33123).

10.1	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006).

10.2	Stock Exchange Agreement dated August 11, 2014 by and among Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., China Automotive Systems, Inc. and Hubei Henglong Automotive System Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q Quarterly Report on August 13, 2014).

10.3	English translation of Joint Venture Contract, dated as of April 27, 2018, by and between Hubei Henglong Automotive System Group Co., Ltd. and KYB (China) Investment Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2018).

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, were filed on August 9, 2018 formatted in Extensible Business Reporting Language (XBRL):

(i)	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income,

(ii)	Condensed Unaudited Consolidated Balance Sheets,

(iii)	Condensed Unaudited Consolidated Statements of Cash Flows, and

(iv)	related notes

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: August 9, 2018	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: August 9, 2018	By:	/s/ Jie Li
Jie Li
Chief Financial Officer

