Form 10-Q
period 2018-09-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2018-11-09
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes           ☒           No           ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes           ☒           No           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           ☐           No           ☒

As of November 9, 2018, the Company had 31,644,004 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

INDEX

		Page

	Part I — Financial Information

Item 1.	Unaudited Financial Statements.	4
	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2018 and 2017	5
	Condensed Unaudited Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	6
	Condensed Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017	7
	Notes to Condensed Unaudited Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	52
Item 4.	Controls and Procedures.	52

	Part II — Other Information

Item 1.	Legal Proceedings.	52
Item 1A.	Risk Factors.	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	53
Item 3.	Defaults Upon Senior Securities.	53
Item 4.	Mine Safety Disclosures.	53
Item 5.	Other Information.	53
Item 6.	Exhibits.	53

Signatures		54

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

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended September 30,
	2018	2017
Net product sales ($8,207and $7,563 sold to related parties for the three months ended September 30, 2018 and 2017)	$112,084	$118,365
Cost of products sold ($4,659 and $6,549 purchased from related parties for the three months ended September 30, 2018 and 2017)	96,718	95,878
Gross profit	15,366	22,487
Gain on other sales	482	553
Less: Operating expenses
Selling expenses	3,353	4,537
General and administrative expenses	3,708	4,390
Research and development expenses	6,957	9,194
Total operating expenses	14,018	18,121
Income from operations	1,830	4,919
Other (expense)/income, net	(461)	100
Interest expense	(431)	(318)
Financial income, net	815	1,027
Income before income tax expenses and equity in earnings of affiliated companies	1,753	5,728
Less: Income taxes	326	991
Equity in (losses)/earnings of affiliated companies	(1,049)	491
Net income	378	5,228
Net income attributable to non-controlling interests	1	169
Net income attributable to parent company’s common shareholders	$377	$5,059
Comprehensive income:
Net income	$378	$5,228
Other comprehensive income:
Foreign currency translation (loss)/gain, net of tax	(13,012)	6,705
Comprehensive (loss)/income	(12,634)	11,933
Comprehensive (loss)/income attributable to non-controlling interests	(619)	386
Comprehensive (loss)/income attributable to parent company	$(12,015)	$11,547

Net income attributable to parent company’s common shareholders per share

Basic –	$0.01	$0.16

Diluted-	$0.01	$0.16
Weighted average number of common shares outstanding
Basic	31,644,004	31,644,004
Diluted	31,645,556	31,644,271

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Nine Months Ended September 30,
	2018	2017
Net product sales ($29,909 and $25,684 sold to related parties for the nine months ended September 30, 2018 and 2017)	$371,884	$355,333
Cost of products sold ($20,336 and $20,195 purchased from related parties for the nine months ended September 30, 2018 and 2017)	317,858	287,156
Gross profit	54,026	68,177
Gain on other sales	2,972	5,896
Less: Operating expenses
Selling expenses	14,067	13,160
General and administrative expenses	12,574	14,027
Research and development expenses	23,349	23,666
Total operating expenses	49,990	50,853
Income from operations	7,008	23,220
Other income/(expense), net	760	(2)
Interest expense	(1,647)	(1,193)
Financial income, net	947	1,909
Income before income tax expenses and equity in earnings of affiliated companies	7,068	23,934
Less: Income taxes	1,116	4,367
Equity in (losses)/earnings of affiliated companies	(546)	480
Net income	5,406	20,047
Net (loss)/income attributable to non-controlling interests	(130)	353
Net income attributable to parent company’s common shareholders	$5,536	$19,694
Comprehensive income:
Net income	$5,406	$20,047
Other comprehensive income:
Foreign currency translation (loss)/gain, net of tax	(17,237)	14,148
Comprehensive (loss)/income	(11,831)	34,195
Comprehensive (loss)/income attributable to non-controlling interests	(814)	819
Comprehensive (loss)/income attributable to parent company	$(11,017)	$33,376

Net income attributable to parent company’s common shareholders per share

Basic –	$0.17	$0.62

Diluted-	$0.17	$0.62
Weighted average number of common shares outstanding
Basic	31,644,004	31,644,004
Diluted	31,645,622	31,647,833

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$95,788	$64,558
Pledged cash	26,115	31,535
Short-term investments	22,241	29,587
Accounts and notes receivable, net - unrelated parties	232,114	274,989
Accounts and notes receivable, net - related parties	17,522	19,086
Advance payments and others - unrelated parties	14,160	12,790
Advance payments and others - related parties	413	20,841
Inventories	87,769	79,217
Total current assets	496,122	532,603
Non-current assets:
Property, plant and equipment, net	124,823	126,033
Intangible assets, net	605	661
Other receivables, net - unrelated parties	1,609	2,188
Advance payment for property, plant and equipment - unrelated parties	8,657	9,657
Advance payment for property, plant and equipment - related parties	6,566	5,264
Long-term investments	30,874	27,596
Deferred tax assets	12,680	13,367
Total assets	$681,936	$717,369

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term loans	$70,900	$72,711
Accounts and notes payable - unrelated parties	192,146	233,048
Accounts and notes payable - related parties	4,468	7,168
Customer deposits	950	1,128
Accrued payroll and related costs	7,488	8,577
Accrued expenses and other payables	39,251	40,127
Accrued pension costs	3,587	4,051
Taxes payable	8,855	5,927
Amounts due to shareholders/directors	316	343
Advances payable (current portion)	363	383
Total current liabilities	328,324	373,463
Long-term liabilities:
Long-term loans	291	306
Advances payable	342	359
Other long-term payable	9,568	-
Long-term tax payable	29,874	32,719
Deferred tax liabilities	4,029	4,393
Total liabilities	$372,428	$411,240

Commitments and Contingencies (See Note 28)

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued – 32,338,302 and 32,338,302 shares as of September 30, 2018 and December 31, 2017, respectively	$3	$3
Additional paid-in capital	64,406	64,406
Retained earnings-
Appropriated	10,830	10,707
Unappropriated	214,872	209,459
Accumulated other comprehensive income	1,227	17,780
Treasury stock – 694,298 and 694,298 shares as of September 30, 2018 and December 31, 2017, respectively	(2,907)	(2,907)
Total parent company stockholders' equity	288,431	299,448
Non-controlling interests	21,077	6,681
Total stockholders' equity	309,508	306,129
Total liabilities and stockholders' equity	$681,936	$717,369

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$5,406	$20,047
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	13,590	10,933
Share-based compensation	-	100
Increase in provision for doubtful accounts	253	1,034
Inventory write downs	4,971	4,436
Deferred income taxes	(134)	1,354
Equity in earnings/(losses) of affiliated companies	546	(480)
Loss/(gain) on fixed assets disposals	6	(2,204)
Changes in operating assets and liabilities
(Increase)/decrease in:
Accounts and notes receivable	29,758	32,807
Advance payments and others	(1,604)	(1,527)
Inventories	(18,220)	(6,441)
Increase/(decrease) in:
Accounts and notes payable	(28,744)	(3,023)
Customer deposits	(148)	158
Accrued payroll and related costs	(756)	182
Accrued expenses and other payables	3,513	(6,216)
Accrued pension costs	(237)	443
Taxes payable	807	(9,806)
Net cash provided by operating activities	9,007	41,797
Cash flows from investing activities:
Increase in other receivables	453	159
Cash received from property, plant and equipment sales	263	2,351
Payments to acquire property, plant and equipment (including $6,747 and $7,656 paid to related parties for the nine months ended September 30, 2018 and 2017, respectively)	(24,295)	(19,187)
Purchase of short-term investments	(19,974)	(25,017)
Purchase of long-term time deposit	-	(5,836)
Proceeds from maturities of short-term investments	26,793	33,749
Investment under equity method	(5,957)	(7,629)
Cash received for related party loan repayment	20,430	-
Loan to a related party	-	(29,044)
Net cash used in investing activities	(2,287)	(50,454)
Cash flows from financing activities:
Proceeds from bank loans	67,938	69,635
Repayments of bank loans	(69,025)	(39,271)
Proceeds from sale and leaseback transaction	11,758	-
Repayments of the borrowing for sale and leaseback transaction	(2,181)	-
Dividends paid to non-controlling shareholder	(524)	-
Cash received from capital contributions by non-controlling shareholder	15,728	-
Net cash provided by financing activities	23,694	30,364
Effects of exchange rate on cash, cash equivalents and pledged cash	(4,603)	2,859
Net increase in cash, cash equivalents and pledged cash	25,811	24,566
Cash, cash equivalents and pledged cash at beginning of period	96,093	61,891
Cash, cash equivalents and pledged cash at end of period	$121,904	$86,457

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Nine Months Ended September 30,
	2018	2017
Cash paid for interest	$706	$573
Cash paid for income taxes	731	4,343

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Nine Months Ended September 30,
	2018	2017
Property, plant and equipment recorded during the period which previously were advance payments	$11,666	$12,331
Accounts payable for acquiring property, plant and equipment	614	890
Dividends payable to non-controlling interests	-	621

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Nine Months Ended September 30, 2018 and 2017

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

The Company owns the following aggregate net interests in the following Sino-foreign joint ventures, wholly-owned subsidiaries and joint ventures organized in the People's Republic of China, the “PRC,” and Brazil as of September 30, 2018 and December 31, 2017.

	Percentage Interest
Name of Entity	September 30, 2018	December 31, 2017
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd, “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [9]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [10]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [11]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [12]	100.00%	100.00%
Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”[13]	60.00%	60.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”[14]	66.60%	-

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

5.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.

9.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

10.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

11.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.

12.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.

13.	In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Rearch Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology.

14.	In August 2018, Hubei Henglong established a non-wholly owned subsidiary, Hubei Henglong KYB Automobile Electric Steering System Co., Ltd. (“Henglong KYB”), which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. The other shareholder of Henglong KYB is KYB (China) Investment Co., Ltd. (“KYB”).

2.	Basis of presentation and significant accounting policies

(a)	Basis of Presentation

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

The results of operations for the three months and nine months ended September 30, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018.

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

Customer Deposits

As of September 30, 2018 and December 31, 2017, the Company has customer deposits of $0.9 million and $1.1 million, respectively. During the nine months ended September 30, 2018, $2.2 million was received and $2.4 million was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

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

The Company’s short-term investments as of September 30, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	September 30, 2018	December 31, 2017
Time deposits	$6,251	$12,019
Wealth management financial products measured at fair value	15,990	17,568
Total	$22,241	$29,587

As of September 30, 2018, the Company had nil pledged short-term investments.

As of December 31, 2017, the Company had pledged short-term investments of RMB 13.0 million, equivalent to approximately $1.9 million, to secure standby letters of credit under HSBC Bank (Note 12) and China CITIC Bank. The use of the pledged short-term investments is restricted.

4.	Accounts and notes receivable, net

The Company’s accounts and notes receivable as of September 30, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	September 30, 2018	December 31, 2017
Accounts receivable - unrelated parties	$140,750	$166,889
Notes receivable - unrelated parties (1)(2)	92,631	109,183
Total accounts and notes receivable- unrelated parties	233,381	276,072
Less: allowance for doubtful accounts - unrelated parties	(1,267)	(1,083)
Accounts and notes receivable, net - unrelated parties	232,114	274,989
Accounts and notes receivable, net - related parties	17,522	19,086
Accounts and notes receivable, net	$249,636	$294,075

(1)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

(2)	As of September 30, 2018 and December 31, 2017, the Company pledged its notes receivable in an amount of approximately $42.2 million and $39.6 million, respectively, as security for its comprehensive credit facilities or loans.

(3)	Provision for doubtful accounts and notes receivable amounted to $0.3 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively.

5.	Advance payments and others

The Company’s advance payments and others as of September 30, 2018 and December 31, 2017 consisted of the following (figures are in thousands of USD):

	September 30, 2018	December 31, 2017
Advance payments and others - unrelated parties	$15,120	$13,801
Less: allowance for doubtful accounts – unrelated parties	(960)	(1,011)
Advance payments and others, net – unrelated parties	14,160	12,790
Advance payments and others - related parties (1)	413	20,841
Total advance payments and others	$14,573	$33,631

(1)	On March 16, 2017, in order to generate higher returns for the Company’s idle cash, one of the Company's subsidiaries, Hubei Henglong, lent RMB 200.0 million to Henglong Real Estate, one of the Company's related parties, through an independent financial institution by way of an entrusted loan. The term of the loan is one year and the annual interest rate is 6.35%. Henglong Real Estate repaid RMB 70 million and RMB 130 million to Hubei Henglong in the fourth quarter of 2017 and in the first quarter of 2018, respectively. As of September 30, 2018 and December 31, 2017, the outstanding loan balance was nil and RMB 130 million (equivalent to $19.9 million) respectively.

6.	Inventories

The Company’s inventories as of September 30, 2018 and December 31, 2017 consisted of the following (figures are in thousands of USD):

	September 30, 2018	December 31, 2017
Raw materials	$23,385	$20,033
Work in process	18,641	17,951
Finished goods	45,743	41,233
Total	$87,769	$79,217

The write down of inventories amounted to $3.4 million and $4.4 million for the nine months ended September 30, 2018 and 2017, respectively.

7.	Other receivables, net

The Company’s other receivables as of September 30, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	September 30, 2018	December 31,2017
Other receivables - unrelated parties (1)	$1,416	$1,109
Other receivables - employee housing loans (2)	292	1,187
Less: allowance for doubtful accounts - unrelated parties	(99)	(108)
Other receivables, net - unrelated parties	$1,609	$2,188

	September 30, 2018	December 31, 2017
Other receivables - related parties (1)	$556	$585
Less: allowance for doubtful accounts - related parties	(556)	(585)
Other receivables, net - related parties	$-	$-

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.

(2)	On May 28, 2014, the board of directors of the Company approved a loan program under which the Company will lend an aggregate of up to RMB 50.0 million, equivalent to approximately $7.5 million, to the employees of the Company to assist them in purchasing houses. Employees are required to pay interest at an annual rate of 3.8%. These loans are unsecured and the term of the loans is generally five years.

8.	Long-term investments

In January 2010, the Company invested $3.1 million to establish a joint venture company, Beijing Henglong, with Hainachuan. The Company owns 50% of the equity in Beijing Henglong and can exercise significant influence over Beijing Henglong’s operating and financial policies. The Company accounted for Beijing Henglong’s operational results using the equity method. As of September 30, 2018 and December 31, 2017, the Company had $4.1million and $4.1 million, respectively, of net equity in Beijing Henglong.

In September 2014, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Suzhou Venture Fund”, which mainly focuses on investments in emerging automobiles and parts industries. Hubei Henglong has committed to make investments of RMB 50.0 million, equivalent to approximately $7.6 million, in the Suzhou Venture Fund in three installments. As of September 30, 2018, Hubei Henglong has completed a capital contribution of RMB 50.0 million, equivalent to approximately $7.6 million, representing 12.5% of the Suzhou Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over the Suzhou Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of September 30, 2018 and December 31, 2017, the Company had $9.1 million and $10.3 million, respectively, of net equity in the Suzhou Venture Fund.

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $18.1 million, in the Chongqing Venture Fund in three installments. As of September 30, 2018, Hubei Henglong has completed a capital contribution of RMB 84.0 million, equivalent to approximately $12.7 million, representing 23.5% of the Chongqing Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over the Chongqing Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of September 30, 2018 and December 31, 2017, the Company had $12.0 million and $12.7 million, respectively, of net equity in the Chongqing Venture Fund.

In October 2016, Hubei Henglong invested RMB 3.0 million, equivalent to approximately $0.5 million, to establish a joint venture company, Chongqing Jinghua Automotive Intelligent Manufacturing Technology Research Co., Ltd., “Chongqing Jinghua”, with five other parties. The Company owns 30% of the equity in Chongqing Jinghua, and can exercise significant influence over Chongqing Jinghua’s operating and financial policies. The Company accounts for Chongqing Jinghua’s operational results with the equity method. As of September 30, 2018 and December 31, 2017, the Company had $0.3 million and $0.5 million, respectively, of net equity in Chongqing Jinghua.

In March 2018, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Hubei Venture Fund”. Hubei Henglong has committed to make investments of RMB 76.0 million, equivalent to approximately $11.5 million, in the Chongqing Venture Fund in three installments. As of September 30, 2018, Hubei Henglong has completed a capital contribution of RMB 38.0 million, equivalent to approximately $5.5 million, representing 19.0% of the Hubei Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over the Hubei Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of September 30, 2018 and December 31, 2017, the Company had $5.5 million and nil, respectively, of net equity in the Hubei Venture Fund.

The Company’s consolidated financial statements reflect the net loss of non-consolidated affiliates of $0.5 million and net income of $0.5 million for the nine months ended September 30, 2018 and 2017, respectively.

9.	Property, plant and equipment, net

The Company’s property, plant and equipment as of September 30, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	September 30, 2018	December 31, 2017
Land use rights and buildings	$60,386	$63,173
Machinery and equipment	177,845	165,863
Electronic equipment	5,788	5,819
Motor vehicles	4,585	4,945
Construction in progress	17,677	22,352
Total amount of property, plant and equipment	266,281	262,152
Less: Accumulated depreciation (1)	(141,458)	(136,119)
Total amount of property, plant and equipment, net (2)(3)	$124,823	$126,033

(1)	As of September 30, 2018 and December 31, 2017, the Company pledged property, plant and equipment with a net book value of approximately $59.0 million and $57.8 million, respectively as security for its comprehensive credit facilities with banks in China.

(2)	Depreciation charges were $4.3 million and $3.0 million for the three months ended September 30, 2018 and 2017, respectively, and $12.0 million and $10.7 million for the nine months ended September 30, 2018 and 2017, respectively.

(3)	Interest costs capitalized for the three months ended September 30, 2018 and 2017, were $0.2 million and $0.2 million, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively.

10.	Intangible assets

The Company’s intangible assets as of September 30, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	September 30, 2018	December 31, 2017
Costs:
Patent technology	$2,003	$2,108
Management software license	1,501	1,441
Total intangible assets	3,504	3,549
Less: Amortization (1)	(2,899)	(2,888)
Total intangible assets, net	$605	$661

(1)	Amortization expenses were $0.1 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively.

11.	Deferred income tax assets

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

The components of estimated deferred income tax assets as of September 30, 2018 and December 31, 2017 are as follows (figures are in thousands of USD):

	September 30, 2018	December 31, 2017

Losses carry forward (U.S.) (1)	$2,964	$3,580
Losses carry forward (Non-U.S.) (1)	2,854	2,178
Product warranties and other reserves	5,062	5,264
Property, plant and equipment	4,521	4,607
Share-based compensation	131	156
Bonus accrual	263	287
Other accruals	1,341	1,535
Deductible temporary difference related to revenue recognition	368	465
Others	1,337	1,353
Total deferred tax assets, net	18,841	19,425
Less: Valuation allowance	(6,161)	(6,058)
Total deferred tax assets, net of valuation allowance	$12,680	$13,367

(1)	The net operating losses carry forward for the U.S. entities for income tax purposes are available to reduce future years' taxable income. These carry forward losses will expire, if not utilized, at various times over the next 20 years. Net operating losses carry forward for China entities can be carried forward for 5 years to offset taxable income. As of September 30, 2018, the valuation allowance was $6.2 million, including $3.1 million allowance for the Company’s deferred tax assets in the United States and $3.1 million allowance for the Company’s non-U.S. deferred tax assets. Based on the Company’s current operations in the United States, management believes that the deferred tax assets in the United States are not likely to be realized in the future. For the deferred tax assets in other countries, pursuant to certain tax laws and regulations, management believes such amount will not be used to offset future taxable income.

12.	Loans

Loans consist of the following as of September 30, 2018 and December 31, 2017 (figures are in thousands of USD):

	September 30, 2018	December 31, 2017
Short-term bank loan (1)	$20,060	$9,948
Short-term bank loan (2) (3) (4)	19,000	30,454
Short-term bank loans (5)	24,572	29,248
Short-term government loan (6)	7,268	3,061
Total short-term loans	$70,900	$72,711
Long-term government loan (7)	291	306
Total loans	$71,191	$73,017

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year (See Note 9). As of September 30, 2018 and December 31, 2017, the weighted average interest rate was 5.5% and 4.7% per annum, respectively. Interest is to be paid monthly on the twentieth day of the applicable month or at maturity and the principal repayment is at maturity.

(2)	On On April 20, 2017, the Company entered into a credit facility agreement with ICBC Macau to obtain a non-revolving credit facility in the amount of $20.0 million, the “ICBC Macau Credit Facility”. The ICBC Macau Credit Facility expired on May 12, 2018 unless the Company draws down the line of credit in full prior to such expiration date, and the maturity date for the loan drawdown is the earlier of (i) 12 months from the date of drawdown or (ii) one month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”. The interest rate of the loan drawn down under the ICBC Macau Credit Facility is calculated based on a three-month LIBOR plus 1.30% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. Interest is calculated daily based on a 360-day year and it is fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As security for the ICBC Macau Credit Facility, the Company was required to provide ICBC Macau with a standby letter of credit for a total amount of not less than $23.2 million if the ICBC Macau Credit Facility is fully drawn.

On May 5, 2017, the Company drew down the full amount of $20.0 million under the ICBC Macau Credit Facility and provided a standby letter of credit issued by ICBC Jingzhou for an amount of $23.2 million in favor of ICBC Macau. The standby letter of credit is collateralized by Henglong’s notes receivable of RMB 159.3 million, equivalent to approximately $23.2 million.

The original maturity date of the Credit Facility was May 12, 2018 and was extended to November 11, 2018. The Company repaid $1.0 million to ICBC Macau on May 4, 2018. The maturity date for the loan under the extended term is the earlier of (i) 18 months from the date of drawdown or (ii) one month before the expiry of Henglong Standby Letter of Credit. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remained unchanged. As of September 30, 2018, the interest rate of the Credit Facility was 3.7% per annum. The Company repaid this bank loan on October 10, 2018.

(3)	On April 25, 2017, Great Genesis entered into a credit facility agreement with Taishin Bank to obtain a non-revolving credit facility in the amount of $10.0 million, the “Taishin Bank Credit Facility”. The Taishin Bank Credit Facility expired on April 25, 2018 and was extended to March 20, 2019. As of September 30, 2018, the Taishin Bank Credit Facility has an annual interest rate of 3.9%. Interest is paid monthly and the principal repayment is payable at maturity. As security for the Taishin Bank Credit Facility, the Company’s subsidiary Henglong was required to provide Taishin Bank with a standby letter of credit for a total amount of not less than $10.0 million if the Taishin Bank Credit Facility is fully drawn.

On April 28, 2017, Great Genesis drew down the full amount of $9.9 million under the Taishin Bank Credit Facility and provided a standby letter of credit issued by China CITIC Bank Wuchang branch for an amount of $10.0 million in favor of Taishin Bank. The standby letter of credit issued by China CITIC Bank Wuchang branch is collateralized by Henglong’s current deposits of RMB 4.0 million, equivalent to approximately $0.6 million, and notes receivable of RMB 80.1 million, equivalent to approximately $11.6 million. The Company repaid this bank loan on September 17, 2018.

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

(5)	On September 26, 2016, Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 170.0 million (equivalent to $24.7 million as of September 30, 2018), the “Henglong CITIC Credit Facility”. The Henglong CITIC Credit Facility expired on September 26, 2017. As security for the Henglong CITIC Credit Facility, Henglong’s property, plant and equipment were pledged and Hubei Henglong provided a guarantee. On March 3, 2017, Henglong drew down loans amounting to RMB 32.5 million, RMB 32.5 million and RMB 30.6 million (equivalent to $5.0 million, $5.0 million and $4.7 million as of December 31, 2017), respectively. The loans matured on February 5, 6 and 7, 2018, respectively. The annual interest rate of the loans was 4.99%. The principal and interest have been repaid.

On October 27, 2017, Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 226.0 million (equivalent to $32.9 million as of September 30, 2018), the “Henglong CITIC Credit Facility”. The Henglong CITIC Credit Facility expired on October 27, 2018. As security for the Henglong CITIC Credit Facility, Henglong’s property, plant and equipment were pledged and Hubei Henglong provided a guarantee. Henglong provided Jielong with a Standby Letter of Credit under the Credit Facility. On August 21, 2018, Henglong drew down loans amounting to RMB 23.2 million and RMB 48.3 million (equivalent to $3.4 million and $7.0 million), respectively. On August 23 and September 7, 2018, Henglong drew down loans amounting to RMB 19.3 million and RMB 5.8 million (equivalent to $2.8 million and $0.8 million), respectively. The annual interest rate of the loans was 3.63%, 3.98%, 3.79% and 3.95%, respectively.

On September 26, 2016, Hubei Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 100.0 million (equivalent to $14.5 million as of September 30, 2018), the “Hubei Henglong CITIC Credit Facility”. The Hubei Henglong CITIC Credit Facility expired on September 26, 2017. Henglong provided a guarantee for the Hubei Henglong CITIC Credit Facility. On March 3, 2017, Hubei Henglong drew down loans amounting to RMB 28.7 million, RMB 28.7 million and RMB 38.2 million (equivalent to $4.4 million, $4.4 million and $5.8 million as of December 31, 2017), respectively. The loans matured on February 2, 8 and 9, 2018, respectively. The annual interest rate of the loans was 4.99%. The principal and interest have been repaid.

On October 27, 2017, Hubei Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 140.0 million (equivalent to $20.4 million as of September 30, 2018), the “Hubei Henglong CITIC Credit Facility”. The Hubei Henglong CITIC Credit Facility expired on October 27, 2018. Henglong provided a guarantee for the Hubei Henglong CITIC Credit Facility. Hubei Henglong provided Jiulong with a Standby Letter of Credit under the Credit Facility. On August 10, 2018, Hubei Henglong drew down loans amounting to RMB 11.6 million and RMB 27.1 million (equivalent to $1.7 million and $3.9 million), respectively. On August 22 and September 6, 2018, Hubei Henglong drew down loans amounting to RMB 26.1 million and RMB 7.6 million (equivalent to $3.8 million and $1.1 million), respectively. The annual interest rate of the loans was 3.93%, 3.84%, 3.98% and 4.01%, respectively.

(6)

On August 17, 2017, the Company received an interest-free Chinese government loan of RMB 20.0 million, equivalent to approximately $2.9 million, which matured on August 16, 2018. Henglong pledged RMB 20.0 million, equivalent to approximately $2.9 million, of notes receivable as security for the Chinese government loan (See Note 4). The Company repaid this bank loan on August 14, 2018.

On September 27, 2018, the Company received a Chinese government loan of RMB 50.0 million, equivalent to approximately $7.3 million, which will mature on June 28, 2019. Henglong pledged RMB 51.0 million, equivalent to approximately $7.4 million, of notes receivable as security for the Chinese government loan (See Note 4). The annual interest rate of the loans is 3.48%.

(7)	On November 13, 2017, the Company received a Chinese government loan of RMB 2.0 million, equivalent to approximately $0.3 million, with an interest rate of 4.75% per annum, which will mature on November 12, 2020.

The Company must use the loans for the purpose as prescribed in the loan contracts. If the Company fails to do so, it will be charged penalty interest or trigger early repayment. The Company complied with such financial covenants as of September 30, 2018, and believes it will continue to comply with them.

13.	Accounts and notes payable

The Company’s accounts and notes payable as of September 30, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	September 30, 2018	December 31, 2017
Accounts payable - unrelated parties	$121,948	$149,200
Notes payable - unrelated parties (1)	70,198	83,848
Accounts and notes payable- unrelated parties	192,146	233,048
Accounts payable - related parties	4,468	7,168
Balance at end of period	$196,614	$240,216

(1)	Notes payable represent accounts payable in the form of notes issued by the Company. The notes are endorsed by banks to ensure that noteholders will be paid after maturity. The Company has pledged cash deposits, short-term investments, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

14.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of September 30, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	September 30, 2018	December 31, 2017
Accrued expenses	$6,410	$7,944
Accrued interest	162	1,347
Current portion of other long-term payable (See Note 17)	3,331	-
Other payables	1,535	1,803
Warranty reserves (1)	27,813	29,033
Total	$39,251	$40,127

(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three months ended September 30, 2018 and 2017, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended September 30,
	2018	2017
Balance at beginning of the period	$29,779	$23,898
Additions during the period	5,012	4,426
Settlement within period	(5,851)	(6,814)
Foreign currency translation gain	(1,127)	(659)
Balance at end of the period	$27,813	$20,851

For the nine months ended September 30, 2018 and 2017, and for the year ended December 31, 2017, the warranties activities were as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2018	2017	2017
Balance at beginning of the period	$29,033	$26,225	$26,225
Additions during the period	14,877	11,182	23,354
Settlement within period	(14,557)	(15,423)	(22,034)
Foreign currency translation (gain)/loss	(1,540)	(1,133)	1,488
Balance at end of the period	$27,813	$20,851	$29,033

15.	Taxes payable

The Company’s taxes payable as of September 30, 2018 and December 31, 2017 are summarized as follows (figures are in thousands of USD):

	September 30, 2018	December 31, 2017
Value-added tax payable	$1,404	$1,813
Income tax payable	6,989	3,450
Other tax payable	462	664
Long-term taxes payable(1)	29,874	32,719
Total	$38,729	$38,646

(1)	A one-time transition tax of $35.6 million was recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in April 2018. As of September 30, 2018 and December 31, 2017, $5.7 million and $2.8 million was included in taxes payable as a current liability which the Company believes will be paid within one year and the remaining balance was included in long-term taxes payable. See Note 24 for more details about the U.S. Tax Reform.

16.	Advances payable

As of September 30, 2018 and December 31, 2017, advances payable by the Company were $0.3 million and $0.7 million, respectively.

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

On January 31, 2018, the Company entered into an equipment sales agreement with a third party (the “buyer-lessor”) and simultaneously entered into a four-year contract to lease back the equipment from the buyer-lessor. The carrying value of the equipment was $13.3million and the sales price was $14.5 million. Pursuant to the terms of the contract, the Company is required to pay to the buyer-lessor lease payments over 4 years with a quarterly lease payment of $1million and is entitled to obtain the ownership of this equipment at a nominal price upon the expiration of the lease. The Company is of the view that the transaction does not qualify as a sale. Therefore, the transaction is accounted for as a financing transaction by the Company. As of September 30, 2018, $3.3 million is recognized as other payable (See Note 14) and $9.6 million is recognized as other long-term payable to the buyer-lessor according to the contract term.

18.	Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the nine months ended September 30, 2018 and 2017, and the year ended December 31, 2017 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2018	2017	2017
Balance at beginning of the period	$64,406	$64,764	$64,764
Acquisition of the non-controlling interest in Brazil Henglong (1)	-	(458)	(458)
Share-based compensation (2)	-	100	100
Balance at end of the period	$64,406	$64,406	$64,406

(1)	In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

(2)	On August 16, 2017, the Company granted 22,500 stock options to the Company’s independent directors, with the exercise price equal to the closing price of the Company’s common stock traded on NASDAQ one day before the date of grant. The fair value of the stock options was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instruments. The dividend yield assumption is based on historical patterns and future expectations for the Company’s dividends.

Assumptions used to estimate the fair value of the stock options on the grant dates are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield

August 16, 2017	54.8%	1.79%	5	0.00%

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

The Company’s activities in respect of the amounts of appropriated retained earnings for the nine months ended September 30, 2018 and 2017, and the year ended December 31, 2017 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2018	2017	2017
Balance at beginning of the period	$10,707	$10,549	$10,549
Appropriation of retained earnings	123	124	158
Balance at end of the period	$10,830	$10,673	$10,707

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the nine months ended September 30, 2018 and 2017, and the year ended December 31, 2017 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2018	2017	2017
Balance at beginning of the period	$209,459	$228,963	$228,963
Net income attributable to parent company	5,536	19,694	(19,346)
Appropriation of retained earnings	(123)	(124)	(158)
Balance at end of the period	$214,872	$248,533	$209,459

20.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of accumulated other comprehensive income for the nine months ended September 30, 2018 and 2017, and the year ended December 31, 2017 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2018	2017	2017
Balance at beginning of the period	$17,780	$(892)	$(892)
Other comprehensive income related to the non-controlling interests acquired by the Company	-	(67)	(67)
Foreign currency translation adjustment attributable to parent company	(16,553)	13,681	18,739
Balance at end of the period	$1,227	$12,722	$17,780

21.	Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the nine months ended September 30, 2018 and 2017, and the year ended December 31, 2017 are summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,		Year Ended December 31,
	2018	2017	2017
Balance at beginning of the period	$6,681	$5,412	$5,412
(Loss)/income attributable to non-controlling interests	(130)	353	707
Dividends declared to the non-controlling interest holders of joint-venture companies (1)	(538)	(608)	(608)
Acquisition of the non-controlling interest in Brazil Henglong	-	458	458
Other comprehensive income related to the non-controlling interests acquired by the Company	-	67	67
Contribution by non-controlling shareholder of Henglong KYB	15,728	-	-
Foreign currency translation adjustment attributable to non-controlling interests	(664)	467	645
Balance at end of the period	$21,077	$6,149	$6,681

(1)	In accordance with the resolution of the Board of Directors of Shenyang, in the second quarter of 2018, Shenyang declared a dividend amounting to $1.8 million to its shareholders, of which $0.5 million was paid to the holders of the non-controlling interests.

22.	Gain on other sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, and scraps. For the nine months ended September 30, 2018, gain on other sales amounted to $3.0 million as compared to $5.9 million for the nine months ended September 30, 2017, representing a decrease of $2.9 million. During the second quarter of 2017, the Company disposed of a building located in Jingzhou and recognized a gain of $2.2 million.

23.	Financial income, net

During the nine months ended September 30, 2018 and 2017, the Company recorded financial income, net which is summarized as follows (figures are in thousands of USD):

	Nine Months Ended September 30,
	2018	2017

Interest income	$1,588	$2,474
Foreign exchange loss/(gain), net	210	(173)
Bank fees	(851)	(392)
Total financial income, net	$947	$1,909

24.	Income tax rate

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

According to PRC tax regulation, the Company should withhold income taxes for the profits distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profits that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. As of September 30, 2018, the Company has recognized deferred tax liabilities of $4.2 million for the undistributed profits of $42.2 million which are expected to be distributed to Genesis in the future. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries indefinitely. As of September 30, 2018 and December 31, 2017, the Company still had undistributed earnings of approximately $289.7 million and $294.2 million, respectively, from investment in the PRC subsidiaries that are considered indefinitely reinvested. Had the undistributed earnings been distributed to Genesis and not indefinitely reinvested, the tax provision as of September 30, 2018 and December 31, 2017 of approximately $29.0 million and $29.4 million, respectively, would have been recorded.

In 2014, Jiulong was awarded the title of “High& New Technology Enterprise”, and based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% from 2014 to 2016. It passed the reassessment of “High & New Technology Enterprise” in 2017. Therefore, it is subject to enterprise income tax at a rate of 15% from 2017 to 2019.

In 2014, Henglong was awarded the title of “High & New Technology Enterprise”, and based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% from 2014 to 2016. It passed the reassessment of “High & New Technology Enterprise” in 2017. Therefore, it is subject to enterprise income tax at a rate of 15% from 2017 to 2019.

In 2014, Hubei Henglong was awarded the title of “High & New Technology Enterprise”, and based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% from 2014 to 2016. It passed the reassessment of “High & New Technology Enterprise” in 2017. Therefore, it is subject to enterprise income tax at a rate of 15% from 2017 to 2019.

In 2014, Wuhu was awarded the title of “High & New Technology Enterprise”, and based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% from 2014 to 2016. It passed the reassessment of “High& New Technology Enterprise” in 2017. Therefore, it is subject to enterprise income tax at a rate of 15% from 2017 to 2019.

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

According to the New CIT, USAI, Wuhan Chuguanjie, Shanghai Henglong, Testing Center and Chongqing Henglong are subject to income tax at a rate of 25%.

Brazil Corporate Income Tax

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million, equivalent to approximately BRL 0.24 million. The Company had no assessable income in Brazil as of September 30, 2018 and December 31, 2017.

Hong Kong Corporate Income Tax

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong as of September 30, 2018 and December 31, 2017.

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

One-Time Transition Tax Related to U.S. Tax Reform

In the fourth quarter of 2017, the Company recognized a one-time transition tax of $35.6 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in April 2018. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future. The Company plans to finalize its assessment of the impact of the U.S. Tax Reform in the fourth quarter of 2018.

The Company’s effective tax rate was 18.6% and 15.8% for the three months and nine months ended September 30, 2018, respectively, compared with 17.3% and 18.2% for the three months and nine months ended September 30, 2017, respectively.

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

The calculation of basic and diluted income per share attributable to the parent company for the three months ended September 30, 2018 and 2017, was (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended September 30,
	2018	2017
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$377	$5,059
Denominator:
Weighted average shares outstanding	31,644,004	31,644,004
Dilutive effects of stock options	1,552	267
Denominator for dilutive income per share – Diluted	31,645,556	31,644,271

Net income per share attributable to parent company’s common shareholders – Basic	$0.01	$0.16
Net income per share attributable to parent company’s common shareholders – Diluted	$0.01	$0.16

The calculation of basic and diluted income per share attributable to the parent company for the nine months ended September 30, 2018 and 2017, was (figures are in thousands of USD, except share and per share amounts):

	Nine Months Ended September 30,
	2018	2017
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$5,536	$19,694
Denominator:
Weighted average shares outstanding	31,644,004	31,644,004
Dilutive effects of stock options	1,618	3,829
Denominator for dilutive income per share – Diluted	31,645,622	31,647,833

Net income per share attributable to parent company’s common shareholders – Basic	$0.17	$0.62
Net income per share attributable to parent company’s common shareholders – Diluted	$0.17	$0.62

As of September 30, 2018 and 2017, the exercise prices for 112,500 shares and 90,000 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the nine months ended September 30, 2018 and 2017, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

During the nine months ended September 30, 2018, the Company’s five largest customers accounted for 39.7% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales i.e., 19.2%. As of September 30, 2018, approximately 19.8% of accounts receivable were from trade transactions with the aforementioned customer and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

During the nine months ended September 30, 2017, the Company’s five largest customers accounted for 37.4% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales, i.e., 14.8%. As of September 30, 2017, approximately 15.7% of accounts receivable were from trade transactions with the aforementioned customer and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

27.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended September 30,
	2018	2017
Merchandise sold to related parties	$8,207	$7,563
Rental income obtained from related parties	130	20
Materials and others sold to related parties	380	376
Total	$8,717	$7,959

	Nine Months Ended September 30,
	2018	2017
Merchandise sold to related parties	$29,909	$25,684
Rental income obtained from related parties	277	66
Materials and others sold to related parties	1,324	1,186
Total	$31,510	$26,936

Related purchases

	Three Months Ended September 30,
	2018	2017
Materials purchased from related parties	$4,659	$6,549
Equipment purchased from related parties	1,636	4,857
Others purchased from related parties	358	156
Total	$6,653	$11,562

	Nine Months Ended September 30,
	2018	2017
Materials purchased from related parties	$20,336	$20,195
Equipment purchased from related parties	4,921	9,281
Others purchased from related parties	615	371
Total	$25,872	$29,847

Loan transaction to a related party

	Nine Months Ended September 30,
	2018	2017
Related party loan	$-	$29,182

Related receivables

	September 30, 2018	December 31, 2017
Accounts and notes receivable from related parties	$17,522	$19,086

Related advances and loan balance

	September 30, 2018	December 31, 2017
Advance payments for property, plant and equipment to related parties	$6,566	$5,264
Advance payments and others to related parties	413	20,841
Total	$6,979	$26,105

Related payables

	September 30, 2018	December 31, 2017
Accounts and notes payable	$4,468	$7,168

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

28.	Commitments and contingencies

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of September 30, 2018 (figures are in thousands of USD):

	Payment obligations by period
	2018 (1)	2019	2020	2021	Thereafter	Total
Obligations for investment contracts (1)	5,233	$3,314	$2,210	$-	$-	$10,757
Obligations for purchasing and service agreements	20,728	10,100	-	-	-	30,828
Total	$25,961	$13,414	$2,210	$-	$-	$41,585

(1)

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $17.4 million, in the Chongqing Venture Fund in three installments. As of September 30, 2018, Hubei Henglong has completed a capital contribution of RMB 84.0 million, equivalent to approximately $12.2 million, representing 35.0% of the Chongqing Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB 36.0 million, equivalent to approximately $5.2 million, will be paid upon capital calls received from the Chongqing Venture Fund.

In March 2018, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Hubei Venture Fund”. Hubei Henglong has committed to make an investment of RMB 76.0 million, equivalent to approximately $11.0 million, in the Hubei Venture Fund in three installments, representing 38% of the Hubei Venture Fund’s shares. As of September 30, 2018, Hubei Henglong has completed a capital contribution of RMB 38.0 million, equivalent to approximately $5.5 million. According to the agreement, the remaining capital commitment of RMB 38.0 million, equivalent to approximately $5.5 million, will be paid upon capital calls received from the Hubei Venture Fund.

29.	Off-balance sheet arrangements

As of September 30, 2018 and December 31, 2017, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of September 30, 2018, the Company had 13 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other eight sectors were engaged in the production and sale of sensor modular (USAI), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and design, manufacture, sales and after-sales service of automobile electronic systems (Henglong KYB). Since the revenues, net income and net assets of these eight sectors collectively are less than 10% of consolidated revenues, net income and net assets, respectively, in the condensed unaudited consolidated financial statements, the Company incorporated these eight sectors into “Other Sectors.”

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

The Company’s product sector information for the three months and nine months ended September 30, 2018 and 2017, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income (Loss)
	Three Months Ended		Three Months Ended
	September 30		September 30
	2018	2017	2018	2017
Henglong	$51,477	$55,790	$(828)	$689
Jiulong	19,678	26,067	529	478
Shenyang	5,952	10,103	132	486
Wuhu	6,970	6,503	(394)	118
Hubei Henglong	30,264	24,812	855	2,680
Other Sectors	17,634	14,961	1,726	777
Total Segments	131,975	138,236	2,020	5,228
Corporate	-	-	(1,970)	317
Eliminations	(19,891)	(19,871)	328	(317)
Total	$112,084	$118,365	$378	$5,228

	Net Product Sales		Net Income (Loss)
	Nine Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Henglong	$180,674	$191,093	$(2,670)	$6,300
Jiulong	78,085	75,525	1,940	3,739
Shenyang	21,166	28,777	48	1,271
Wuhu	17,171	18,254	(1,274)	215
Hubei Henglong	92,375	66,855	7,217	5,518
Other Sectors	56,684	40,821	4,008	1,341
Total Segments	446,155	421,325	9,269	18,384
Corporate	-	-	(2,988)	3,367
Eliminations	(74,271)	(65,992)	(875)	(1,704)
Total	$371,884	$355,333	$5,406	$20,047

	Total Assets
	September 30,	December 31,
	2018	2017
Henglong	$308,237	$346,199
Jiulong	77,272	82,940
Shenyang	39,809	44,693
Wuhu	27,120	26,008
Hubei Henglong	334,788	318,422
Other Sectors	143,537	89,124
Total Segments	930,763	907,386
Corporate	104,276	121,486
Eliminations	(353,103)	(311,503)
Total	$681,936	$717,369

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company considers an accounting estimate to be critical if:

·	It requires the Company to make assumptions about matters that were uncertain at the time it was making the estimate, and

·	Changes in the estimate or different estimates that the Company could have selected would have had a material impact on the Company’s financial condition or results of operations.

The table below presents information about the nature and rationale for the Company’s critical accounting estimates:

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors
Accrued liabilities and other long-term liabilities	Warranty obligations	Estimating warranty requires the Company to forecast the resolution of existing claims and expected future claims on products sold. OEMs (Original Equipment Manufacturers) are increasingly seeking to hold suppliers responsible for product warranties, which may impact the Company’s exposure to these costs.	The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	·OEM sourcing ·OEM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long-lived assets and investments	The Company is required from time to time to review the recoverability of certain of its assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	·Future production estimates ·Customer preferences and decisions

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors
Inventory	Write-down of inventory	The Company is required from time to time to review the cash ability of inventory based on projections of anticipated future cash flows, including write-down of inventory for prices that are higher than market price and undesirable inventories.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	·Future production estimates ·Customer preferences and decisions

Deferred income taxes	Recoverability of deferred tax assets	The Company is required to estimate whether recoverability of its deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.	The Company uses historical and projected future operating results, based upon approved business plans, including a review of the eligible carry forward period, tax planning opportunities and other relevant considerations.	·Tax law changes ·Variances in future projected profitability, including by taxing entity

Tax payable and deferred tax assets/liabilities	Uncertain tax positions	The Company is required to determine and assess all material positions, including all significant uncertain positions in all tax years that are still subject to assessment or challenge under relevant tax statutes.	The Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.

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

Recent Accounting Pronouncements

Please see Note 2 to the consolidated financial statements under Item 1 of Part I of this report.

Results of Operations

Results of Operations—Three Months Ended September 30, 2018 and 2017

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2018	2017	Change		2018	2017	Change
Henglong	$51,477	$55,790	(4,313)	-7.73%	$48,591	$47,639	$952	2.00%
Jiulong	19,678	26,067	(6,389)	-24.51	17,774	22,804	(5,030)	-22.06
Shenyang	5,952	10,103	(4,151)	-41.09	5,037	8,757	(3,720)	-42.48
Wuhu	6,970	6,503	467	7.18	6,753	5,926	827	13.96
Hubei Henglong	30,264	24,812	5,452	21.97	24,040	17,656	6,384	36.16
Other Sectors	17,634	14,961	2,673	17.87	14,588	12,653	1,935	15.29
Total Segments	131,975	138,236	(6,261)	-4.53	116,783	115,435	1,348	1.17
Elimination	(19,891)	(19,871)	(20)	0.10	(20,065)	(19,557)	(508)	2.60
Total	$112,084	$118,365	$(6,281)	-5.31%	$96,718	$95,878	$840	0.88%

Net Product Sales

Net product sales were $112.1 million for the three months ended September 30, 2018, compared to $118.4 million for the same period in 2017, representing a decrease of $6.3 million, or 5.3%.

Net sales of traditional steering products and parts were $91.1 million for the three months ended September 30, 2018, compared to $92.7 million for the same period in 2017, representing a decrease of $1.6 million, or 1.7%. Net sales of electric power steering (“EPS”) were $21.0 million for the three months ended September 30, 2018 and $25.7 million for the same period in 2017. As a percentage of net sales, sales of EPS were 18.7% for the three months ended September 30, 2018, compared to 21.7% for the same period in 2017.

The decrease in net product sales was due to the effects of three major factors: i) the change in products mix, i.e. higher price products are gradually replacing lower price products; ii) depreciation of RMB against U.S. dollar by approximately 1.9% in this quarter compared to the same quarter last year, resulting in a decrease in net product sales in USD; and iii) the sales volume of the Company’s major products decreasing due to the soft demand in the China domestic brand automobile market.

Further analysis by segment (before elimination) is as follows:

•	Net product sales for Henglong were $51.5 million for the three months ended September 30, 2018, compared with $55.8 million for the three months ended September 30, 2017, representing a decrease of $4.3 million, or 7.7%. An increase in sales volume led to a sales increase of $1.2 million and a decrease in average selling price due to change in product mix led to a sales decrease of $4.4 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.1 million.

•	Net product sales for Jiulong were $19.7 million for the three months ended September 30, 2018, compared with $26.1 million for the three months ended September 30, 2017, representing a decrease of $6.4 million, or 24.5%. Jiulong is gradually shifting its strategy from focusing on sales volume to focusing on high gross margin products and developing new markets such as exports. A decrease in sales volume led to a sales decrease of $4.9 million and a decrease in average selling price due to change in product mix led to a sales decrease of $0.9 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.6 million.

•	Net product sales for Shenyang were $6.0 million for the three months ended September 30, 2018, compared to $10.1 million for the same period in 2017, representing a decrease of $4.1 million, or 40.6%. Shenyang’s products are mainly sold to Shenyang Brilliance Jinbei Co., Ltd., “Brilliance Jinbei”, one of China’s largest commercial car manufacturers. The sales of Shenyang are mainly impacted by the demand of Brilliance Jinbei. A decrease in sales volumes led to a sales decrease of $6.4 million, an increase in average selling price due to change in product mix led to a sales increase of $2.4 million and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.1 million.

•	Net product sales for Wuhu were $7.0 million for the three months ended September 30, 2018, compared to $6.5 million for the same period in 2017, representing an increase of $0.5 million, or 7.7%. An increase in sales volumes led to a sales increase of $1.3 million and a decrease in average selling price led to a sales decrease of $0.7 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.1 million.

•	Net product sales for Hubei Henglong were $30.3 million for the three months ended September 30, 2018, compared to $24.8 million for the same period in 2017, representing an increase of $5.5 million, or 22.2%. Hubei Henglong’s products are mainly sold to Chrysler and Ford. Both the project from Ford and a new project from Chrysler started mass production in 2017. A decrease in sales volumes led to a sales decrease of $2.9 million and an increase in average selling price led to a sales increase of $8.8 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.4 million.

•	Net product sales for Other Sectors were $17.6 million for the three months ended September 30, 2018, compared to $15.0 million for the same period in 2017, representing an increase of $2.6 million, or 17.3%, primarily due to an increase in sales volumes of Jielong and Chongqing, which manufacture automobile steering columns for both HPS and EPS.

Cost of Products Sold

For the three months ended September 30, 2018, the cost of products sold was $96.7 million, compared to $95.9 million for the same period of 2017, representing an increase of $0.8 million, or 0.8%. The increase in the cost of products sold was due to the effects of the following major factors: i) the change in products mix, i.e. unit costs of new products are generally higher than the previous products; and ii) the increase in cost of raw materials and labor costs in China; offset by iii) depreciation of RMB against U.S. dollar by approximately 1.9% in this quarter compared to the same quarter last year, resulting in a decrease in the cost of products sold in USD; and iv) the sales volume of the Company’s major products decreasing due to the soft demand in the China domestic brand automobile market. Further analysis is as follows:

•	Cost of products sold for Henglong was $48.6 million for the three months ended September 30, 2018, compared to $47.6 million for the same period of 2017, representing an increase of $1.0 million, or 2.1%. An increase in sales volume led to a cost of products sold increase of $2.4 million and a decrease in unit cost led to a cost of products sold decrease of $0.4 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $1.0 million.

•	Cost of products sold for Jiulong was $17.8 million for the three months ended September 30, 2018, compared to $22.8 million for the same period of 2017, representing a decrease of $5.0 million, or 21.9%. A decrease in sales volume led to a cost of products sold decrease of $4.7 million and an increase in unit cost led to a cost of products sold increase of $0.2 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $0.5 million.

•	Cost of products sold for Shenyang was $5.0 million for the three months ended September 30, 2018, compared to $8.8 million for the same period of 2017, representing a decrease of $3.8 million, or 43.2%. The decrease in cost of products sold was mainly due to a decrease in sales volumes, which led to a cost of products sold decrease of $5.6 million, and an increase in unit cost, which led to a cost of products sold increase of $2.0 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $0.2 million.

•	Cost of products sold for Wuhu was $6.8 million for the three months ended September 30, 2018, compared to $5.9 million for the same period of 2017, representing an increase of $0.9 million, or 15.3%. The increase in cost of products sold was mainly due to an increase in sales volumes, which led to a cost of products sold increase of $1.3 million, and a decrease in unit cost, which led to a cost of products sold decrease of $0.2 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $0.2 million.

•	Cost of products sold for Hubei Henglong was $24.0 million for the three months ended September 30, 2018, compared to $17.3 million for the same period of 2017, representing an increase of $6.7 million, or 38.7%. A decrease in sales volumes led to a cost of products sold decrease of $4.8 million and an increase in unit cost led to a cost of products sold increase of $11.6 million. The effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold decrease of $0.1 million.

•	Cost of products sold for Other Sectors was $14.6 million for the three months ended September 30, 2018, compared to $12.7 million for the same period of 2017, representing an increase of $1.9 million, or 15.0%, primarily due to the increase in sales volumes of Jielong and Chongqing.

Gross margin was 13.7% for the three months ended September 30, 2018, compared to 19.0% for the same period of 2017, representing a decrease of 5.3%, mainly due to the increase in the cost of raw materials and the changes in the product mix for the three months ended September 30, 2018.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights, and scraps. For the three months ended September 30, 2018, gain on other sales amounted to $0.5 million, as compared to a $0.6 million gain for the three months ended September 30, 2017, representing a decrease of $0.1 million. The decrease was mainly due to increased cost of market development.

Selling Expenses

Selling expenses were $3.4 million for the three months ended September 30, 2018, as compared to $4.5 million for the same period of 2017, representing a decrease of $1.1 million, or 24.4%, which was mainly due to decreased logistics fees as a result of decreased sales transactions and lower priced logistics suppliers.

General and Administrative Expenses

General and administrative expenses were $3.7 million for the three months ended September 30, 2018, as compared to $4.4 million for the same period of 2017, representing a decrease of $0.7 million, or 15.9%, which was mainly due to lower payroll expenses.

Research and Development Expenses

Research and development expenses were $7.0 million for the three months ended September 30, 2018, as compared to $9.2 million for the three months ended September 30, 2017, representing a decrease of $2.2 million, or 23.9%, which was mainly due to cost control on research and development expenditures.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. In the past several years, the Company has continued to purchase advanced manufacturing equipment for newly developed products, hiring senior technicians and actively seeking external technical support.

Income from Operations

Income from operations was $1.8 million for the three months ended September 30, 2018, compared to $4.9 million for the three months ended September 30, 2017, representing a decrease of $3.1 million, or 63.3%, including a decrease of $7.1 million in gross profit and a decrease of $4.1 million in operating expenses.

Other Income/ (Expense), Net

Other expense, net was $0.5 million for the three months ended September 30, 2018, compared to other income, net of $0.1 million for the three months ended September 30, 2017, representing a decrease of $0.6 million, primarily due to a donation made by the Company to a charity amounting to RMB5.0 million (equivalent to approximately $0.7 million) in the three months ended September 30, 2018.

Interest Expense

Interest expense was $0.4 million for the three months ended September 30, 2018, compared to interest expense of $0.3 million for the three months ended September 30, 2017, representing an increase of $0.1 million, or 33.3%, primarily due to the new bank loans borrowed in 2018 and higher interest rates.

Financial Income, Net

Financial income, net was $0.8 million for the three months ended September 30, 2018, compared with financial income, net of $1.0 million for the three months ended September 30, 2017, representing a decrease of $0.2 million, or 20.0%, which was mainly due to the decreased foreign exchange gain related to the appreciation of the U.S. dollar in the third quarter of 2018 because of the Company’s increased revenue from customers located in the United States.

Income Before Income Tax Expenses and Equity in Earnings of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $1.8 million for the three months ended September 30, 2018, compared to $5.7 million for the three months ended September 30, 2017, representing a decrease of $3.9 million, or 68.4%, which was mainly due to a decrease in operating income of $3.1 million, an increase in other expense of $0.6 million, an increase in interest expense of $0.1 million and a decrease in financial income of $0.2 million.

Income Taxes

Income tax expense was $0.3 million for the three months ended September 30, 2018, compared to $1.0 million of income tax expense for the three months ended September 30, 2017, representing a decrease of $0.7 million, or 70.0%. The income before income tax decreased to $1.8 million for the three months ended September 30, 2018 from $5.7 million for the same period in 2017 and the effective tax rate increased to 18.6% from 17.3% for the same period in 2017.

Net Income

Net income was $0.4 million for the three months ended September 30, 2018, compared to net income of $5.2 million for the three months ended September 30, 2017, representing a decrease of $4.8 million, or 92.3%, which was mainly due to a decrease in income before income tax expenses and equity in earnings of affiliated companies of $3.9 million and a decrease in income tax of $0.7 million.

Net Income/(Loss) Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $0.1 million for the three months ended September 30, 2018, compared to net income attributable to non-controlling interests of $0.2 million for the three months ended September 30, 2017.

The Company owns equity interests in nine non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong and Chongqing Jinghua, which are accounted for under the equity method, all of the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of September 30, 2018 and 2017.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $0.4 million for the three months ended September 30, 2018, compared to net income attributable to parent company’s common shareholders of $5.1 million for the three months ended September 30, 2017, representing a decrease of $4.7 million, which was mainly due to a decrease in net income of $4.8 million.

Results of Operations—Nine Months Ended September 30, 2018 and 2017

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2018	2017	Change		2018	2017	Change
Henglong	$180,674	$191,093	(10,419)	-5.45%	$166,688	$164,765	$1,923	1.17%
Jiulong	78,085	75,525	2,560	3.39	69,842	65,358	4,484	6.86
Shenyang	21,166	28,777	(7,611)	-26.45	19,110	25,123	(6,013)	-23.93
Wuhu	17,171	18,254	(1,083)	-5.93	16,467	16,891	(424)	-2.51
Hubei Henglong	92,375	66,855	25,520	38.17	72,684	46,220	26,464	57.26
Other Sectors	56,684	40,821	15,863	38.86	47,273	34,492	12,781	37.05
Total Segments	446,155	421,325	24,830	5.89	392,064	352,849	39,215	11.11
Elimination	(74,271)	(65,992)	(8,279)	12.55	(74,206)	(65,693)	(8,513)	12.96
Total	$371,884	$355,333	$16,551	4.66%	$317,858	$287,156	$30,702	10.69%

Net Product Sales

Net product sales were $371.9 million for the nine months ended September 30, 2018, compared to $355.3 million for the same period in 2017, representing an increase of $16.6 million, or 4.7%.

Net sales of traditional steering products and parts were $298.9 million for the nine months ended September 30, 2018, compared to $270.2 million for the same period in 2017, representing an increase of $28.7 million, or 10.6%. Net sales of EPS were $73.0 million for the nine months ended September 30, 2018, compared to $85.1 million for the same period in 2017, representing a decrease of $2.1 million, or 2.5%. As a percentage of net sales, sales of EPS were 19.6% for the nine months ended September 30, 2018, compared to 24.0% for the same period in 2017.

The increase in net product sales was due to the effects of three major factors: i) the change in products mix, i.e. higher price products are gradually replacing lower price products; and ii) appreciation of RMB against U.S. dollar by approximately 4.3% in the nine months ended September 30, 2018 compared to the same period last year, resulting in an increase in the net product sales in USD; offset by iii) the sales volume of the Company’s major products decreasing due to the soft demand in the China domestic brand automobile market.

Further analysis by segment (before elimination) is as follows:

•	Net product sales for Henglong were $180.7 million for the nine months ended September 30, 2018, compared with $191.1 million for the nine months ended September 30, 2017, representing a decrease of $10.4 million, or 5.4%. A decrease in sales volume led to a sales decrease of $18.2 million, a decrease in average selling price led to a sales decrease of $0.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $8.7 million.

•	Net product sales for Jiulong were $78.1 million for the nine months ended September 30, 2018, compared with $75.5 million for the nine months ended September 30, 2017, representing an increase of $2.6 million, or 3.4%. A decrease in sales volume led to a sales decrease of $4.5 million, an increase in average selling price led to a sales increase of $3.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $3.6 million.

•	Net product sales for Shenyang were $21.2 million for the nine months ended September 30, 2018, compared to $28.8 million for the same period in 2017, representing a decrease of $7.6 million, or 26.4%. Shenyang’s products are mainly sold to Shenyang Brilliance Jinbei Co., Ltd., “Brilliance Jinbei”, one of China’s largest commercial car manufacturers. The sales of Shenyang are mainly impacted by the demand of Brilliance Jinbei. A decrease in sales volumes led to a sales decrease of $13.3 million, an increase in average selling price led to a sales increase of $4.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $1.1 million.

•	Net product sales for Wuhu were $17.2 million for the nine months ended September 30, 2018, compared to $18.3 million for the same period in 2017, representing a decrease of $1.1 million, or 6.0%. An increase in sales volumes led to a sales increase of $1.8 million, a decrease in average selling price led to a sales decrease of $3.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.7 million.

•	Net product sales for Hubei Henglong were $92.4 million for the nine months ended September 30, 2018, compared to $66.9 million for the same period in 2017, representing an increase of $25.5 million, or 38.1%. Hubei Henglong’s products are mainly sold to Chrysler and Ford. An increase in sales volumes led to a sales increase of $2.7 million, an increase in average selling price led to a sales increase of $18.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $3.9 million.

•	Net product sales for Other Sectors were $56.7 million for the nine months ended September 30, 2018, compared to $40.8 million for the same period in 2017, representing an increase of $15.9 million, or 39.0%, primarily due to an increase in the sales of Jielong, which manufactures automobile steering columns for both HPS and EPS.

Cost of Products Sold

For the nine months ended September 30, 2018, the cost of products sold was $317.9 million, compared to $287.2 million for the same period of 2017, representing an increase of $30.7 million, or 10.7%. The increase in the cost of products sold was mainly due to the following factors: i) the change in product mix, i.e. unit costs of new products are generally higher than those of the previous products; and ii) the increase in cost of raw materials and labor costs in China; offset by iii) depreciation of the RMB against the U.S. dollar by approximately 4.3% in the current quarter compared to the same quarter last year, resulting a decrease in the cost of products sold in USD; and iv) the sales volume of the Company’s major products decreasing due to the soft demand in the China domestic brand automobile market. Further analysis is as follows:

•	Cost of products sold for Henglong was $166.7 million for the nine months ended September 30, 2018, compared to $164.8 million for the same period of 2017, representing an increase of $1.9 million, or 1.2%. A decrease in sales volumes led to a cost of products sold decrease of $11.2 million, an increase in unit cost led to a cost of products sold increase of $5.4 million and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $7.7 million.

•	Cost of products sold for Jiulong was $69.8 million for the nine months ended September 30, 2018, compared to $65.4 million for the same period of 2017, representing an increase of $4.4 million, or 6.7%. A decrease in sales volume led to a cost of products sold decrease of $4.2 million, an increase in unit cost led to a cost of products sold increase of $5.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $3.0 million.

•	Cost of products sold for Shenyang was $19.1 million for the nine months ended September 30, 2018, compared to $25.1 million for the same period of 2017, representing a decrease of $6.0 million, or 23.9%. A decrease in sales volumes led to a cost of products sold decrease of $11.6 million, an increase in unit cost led to a cost of products sold increase of $4.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $1.0 million.

•	Cost of products sold for Wuhu was $16.5 million for the nine months ended September 30, 2018, compared to $16.9 million for the same period of 2017, representing a decrease of $0.4 million, or 2.4%. An increase in sales volumes led to a cost of products sold increase of $1.8 million, a decrease in unit cost led to a cost of products sold decrease of $2.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $0.1 million.

•	Cost of products sold for Hubei Henglong was $72.7 million for the nine months ended September 30, 2018, compared to $46.2 million for the same period of 2017, representing an increase of $26.5 million, or 57.4%. An increase in sales volumes led to a cost of products sold increase of $5.6 million, an increase in unit cost led to a cost of products sold increase of $18.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of products sold increase of $2.9 million.

•	Cost of products sold for Other Sectors was $47.3 million for the nine months ended September 30, 2018, compared to $34.5 million for the same period of 2017, representing an increase of $12.8 million, or 37.1%, primarily due to the increase in sales volumes of Jielong.

Gross margin was 14.5% for the nine months ended September 30, 2018, compared to 19.2% for the same period of 2017, representing a decrease of 4.7%, mainly due to the increase in the cost of raw materials and the changes in the product mix in the nine months ended September 30, 2018.

Gain on Other Sales

Gain on other sales mainly consisted of net amount retained from sales of materials, property, plant and equipment, land use rights, and scraps. For the nine months ended September 30, 2018, gain on other sales amounted to $3.0 million, as compared to $5.9 million for the nine months ended September 30, 2017, representing a decrease of $2.9 million. The decrease was due to the fact that, during the second quarter of 2017, the Company disposed of a building located in Jingzhou and recognized a gain of $2.2 million.

Selling Expenses

Selling expenses were $14.1 million for the nine months ended September 30, 2018, as compared to $13.2 million for the same period of 2017, representing an increase of $0.9 million, or 6.8%, which was mainly due to increased logistics fees related to the increase in revenue.

General and Administrative Expenses

General and administrative expenses were $12.6 million for the nine months ended September 30, 2018, as compared to $14.0 million for the same period of 2017, representing a decrease of $1.4 million, or 10.0%, which was mainly due to lower allowance for doubtful accounts of $0.8 million in 2018 compared to the same period in 2017.

Research and Development Expenses

Research and development expenses were $23.3 million for the nine months ended September 30, 2018, generally consistent with $23.7 million for the nine months ended September 30, 2017.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. In the past several years, the Company has continued to purchase advanced manufacturing equipment for newly developed products, hiring senior technicians and actively seeking external technical support.

Income from Operations

Income from operations was $7.0 million for the nine months ended September 30, 2018, compared to $23.2 million for the nine months ended September 30, 2017, representing a decrease of $16.2 million, or 69.8%, including a decrease of $14.2 million in gross profit, a decrease of $2.9 million in gain on other sales and a decrease of $0.9 million in operating expenses.

Other Income/ (Expense), Net

Other income, net was $0.8 million for the nine months ended September 30, 2018, compared to other expense, net of $0.1 million for the nine months ended September 30, 2017, representing an increase in other income, net of $0.9 million, primarily as a result of an increase in the government subsidies recognized in 2018.

Interest Expense

Interest expense was $1.6 million for the nine months ended September 30, 2018, compared to interest expense of $1.2 million for the nine months ended September 30, 2017, representing an increase of $0.4 million, or 33.3%, primarily due to the new bank loans borrowed in 2018 and higher interest rates.

Financial Income, Net

Financial income, net was $0.9 million for the nine months ended September 30, 2018, compared to financial income, net of $1.9 million for the nine months ended September 30, 2017, representing a decrease of $1.0 million, which was mainly due to the interest income generated from the loan to Henglong Real Estate, one of the Company’s related parties, in 2017.

Income Before Income Tax Expenses and Equity in Earnings of Affiliated Companies

Income before income tax expenses and equity in earnings of affiliated companies was $7.1 million for the nine months ended September 30, 2018, compared to $23.9 million for the nine months ended September 30, 2017, representing a decrease of $16.8 million, or 70.3%, which was mainly due to a decrease in operating income of $16.2 million, an increase in other income of $0.9 million, an increase in interest expense of $0.4 million and a decrease in financial income of $1.0 million.

Income Taxes

Income tax expense was $1.1 million for the nine months ended September 30, 2018, compared to $4.4 million of income tax expense for the nine months ended September 30, 2017, representing a decrease of $3.3 million, or 75.0%. The income before income tax decreased to $7.1 million for the nine months ended September 30, 2018 from $23.9 million for the same period in 2017 and the effective tax rate decreased to 15.8% from 18.2% for the same period in 2017.

Net Income

Net income was $5.4 million for the nine months ended September 30, 2018, compared to net income of $20.0 million for the nine months ended September 30, 2017, representing a decrease of $14.6 million, or 73.0%, which was mainly due to a decrease in income before income tax expenses and equity in earnings of affiliated companies of $16.8 million, a decrease in income tax of $3.3 million and a decrease in equity in earnings of affiliated companies of $1.0 million.

Net (Loss)/Income Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests amounted to $0.1 million for the nine months ended September 30, 2018, compared to net income attributable to non-controlling interests of $0.4 million for the nine months ended September 30, 2017.

The Company owns equity interests in nine non-wholly owned subsidiaries established in the PRC and Brazil, through which it conducts its operations. Except for Beijing Henglong and Chongqing Jinghua, which are accounted for under the equity method, all the operating results of these non-wholly owned subsidiaries were consolidated in the Company’s financial statements as of September 30, 2018 and 2017.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $5.5 million for the nine months ended September 30, 2018, compared to $19.7 million for the nine months ended September 30, 2017, representing a decrease of $14.2 million, or 72.1%, which was mainly due to a decrease in net income of $14.6 million.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of September 30, 2018, the Company had cash and cash equivalents and short-term investments of $118.0 million, compared to $94.1 million as of December 31, 2017, representing an increase of $23.9 million, or 25.4%. Short-term investments included pledged short-term investments of nil and $2.0 million as of September 30, 2018 and December 31, 2017, respectively.

The Company had working capital (total current assets less total current liabilities) of $167.8 million as of September 30, 2018, compared to $159.1 million as of December 31, 2017, representing an increase of $8.7 million, or 5.5%.

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

The Company had short-term loans of $70.9 million (See Note 12) and bankers’ acceptances of $70.2 million (See Note 13) as of September 30, 2018.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be reduced by approximately $12.1 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $12.1 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $8.6 million, which is 71.5%, the mortgage rate, of $12.1 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of September 30, 2018, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available(4)	Amount Used		Assessed Mortgage Value(5)
1. Comprehensive credit facilities	Hubei Bank	Nov-2019	$26,166	$15,289		$54,856

2. Comprehensive credit facilities	Shanghai Pudong Development Bank (1)	Jan-2019	17,444	12,860		17,006

3. Comprehensive credit facilities	China CITIC Bank (1)(6)	Oct-2018	74,862	51,058		14,438

	China CITIC Bank	Jul-2019	2,617	2,617		5,376

4. Comprehensive credit facilities	China Everbright Bank	Dec-2018	4,361	3,546		7,443

5. Comprehensive credit facilities	ICBC Macau	Nov-2018	23,004	19,000		23,157

6. Comprehensive credit facilities	Bank of China (1)	Sep-2019	19,043	-		-

7. Comprehensive credit facilities	China Merchants Bank (1)(6)	Apr-2018	14,537	1,104		-

8. Comprehensive credit facilities	Taishin International Bank	Mar-2019	10,000	-		12,223

Total			$192,034	$105,474	(2)	$134,499	(3)

(1)	Each of Hubei Henglong, Henglong and Jiulong’s comprehensive credit facilities with Shanghai Pudong Development Bank is required to be guaranteed by Jielong and Hubei Henglong in addition to the above pledged assets. Each of Hubei Henglong, Henglong, Jiulong, Jielong, Chuguanjie and USAI’s comprehensive credit facilities with China CITIC Bank is required to be guaranteed by Henglong and Hubei Henglong, in addition to the above pledged assets. Each of Hubei Henglong, Henglong, Jiulong and Jielong’s comprehensive credit facilities with Bank of China is required to be guaranteed by Hubei Henglong and Henglong, and Hubei Henglong’s comprehensive credit facilities with China Merchants Bank is required to be guaranteed by Henglong.

(2)	Amount used represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $63.6 million and notes payable of $41.8 million as of September 30, 2018. The remainder of $7.6 million of government loan and $28.4 million of notes payable was secured by bank notes or time deposits without utilization of credit lines.

(3)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of September 30, 2018, the pledged assets included $34.8 million accounts and notes receivable, $0.6 million of current deposits and other pledged assets with assessed value of $99.1 million.

(4)	The amount available is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	The pledged cash deposits were not included in the assessed mortgage value.

(6)	The Company is negotiating the renewals of the credit facilities with the banks and expects to obtain the renewals in the fourth quarter of 2018. As the Company has obtained sufficient comprehensive lines of credit from other banks, the Company does not anticipate any significant adverse impact on its financial position if the Company fails to renew these credit facilities.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company’s loan terms range from 6 months to 36 months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1. Equipment with an assessed value of approximately $54.9 million as security for its revolving comprehensive credit facility with Hubei Bank.

2. Land use rights and buildings with an assessed value of approximately $17.0 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.

3. Land use rights and buildings with an assessed value of approximately $14.4 million as security for its comprehensive credit facility with China CITIC Bank Wuhan branch.

4. Land use rights and buildings with an assessed value of approximately $5.4 million as security for its comprehensive credit facility with China CITIC Bank Shenyang branch.

5. Land use rights and buildings with an assessed value of approximately $7.4 million as security for its comprehensive credit facility with China Everbright Bank.

6. On April 20, 2017, the Company entered into a Credit Agreement with ICBC Macau to obtain a non-revolving credit facility in the amount of $20.0 million, the “ICBC Macau Credit Facility”. The ICBC Macau Credit Facility expired on May 12, 2018 and was extended to November 11, 2018. As security for the ICBC Macau Credit Facility, the Company was required to provide ICBC Macau with a standby letter of credit for a total amount of not less than $23.2 million if the credit facility is fully drawn.

On May 5, 2017, the Company drew down the full amount of $20.0 million under the ICBC Macau Credit Facility and provided a standby letter of credit issued by ICBC Jingzhou for an amount of $23.2 million in favor of ICBC Macau. The standby letter of credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB 159.3 million, equivalent to approximately $23.2 million. The Company also paid an arrangement fee of $0.04 million to ICBC Jingzhou.

On May 4, 2018, the Company repaid $1.0 million and paid an extension fee of $0.1 million to ICBC Macau. The maturity date for the loan under the extended term is the earlier of (i) 18 months from the date of drawdown or (ii) one month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remained unchanged. As of September 30, 2018, the interest rate of the Credit Facility was 3.7% per annum. The Company repaid this bank loan in October 2018.

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

On April 28, 2017, Great Genesis drew down the full amount of $9.9 million under the Taishin Bank Credit Facility and provided a standby letter of credit issued by China CITIC Bank Wuhan branch for an amount of $10.0 million in favor of Taishin Bank. Henglong’s standby letter of credit issued by China CITIC Bank Wuchang branch is collateralized by Henglong’s current deposits of RMB 4.0 million, equivalent to approximately $0.6 million, and notes receivable of RMB 80.1 million, equivalent to approximately $11.6 million. Great Genesis repaid this bank loan in September 2018.

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

		Payment Due Dates
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Short-term loan including interest payable	$72,852	$72,545	$307	$-	$-
Notes payable (1)	70,198	70,198	-	-	-
Taxes payable and withholding tax liabilities due to U.S. Tax Reform	39,516	6,322	6,322	9,089	17,783
Obligation for investment contract (2)	10,757	$5,233	$3,314	$2,210	$-
Other contractual purchase commitments, including service agreements	30,828	20,728	10,100	-	-
Total	$224,151	$175,026	$20,043	$11,299	$17,783

(1)	Notes payable do not bear interest.

(2)	In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $18.1 million, in the Chongqing Venture Fund in three installments. As of September 30, 2018, Hubei Henglong has completed a capital contribution of RMB 84.0 million, equivalent to approximately $12.7 million, representing 35.0% of the Chongqing Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB 36.0 million, equivalent to approximately $5.4 million, will be paid upon capital calls received from the Chongqing Venture Fund.

In March 2018, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Hubei Venture Fund”. Hubei Henglong has committed to make an investment of RMB 76.0 million, equivalent to approximately $12.1 million, in the Hubei Venture Fund in three installments, representing 38% of the Hubei Venture Fund’s shares. As of September 30, 2018, Hubei Henglong has completed a capital contribution of RMB 38.0 million, equivalent to approximately $5.7 million. According to the agreement, the remaining capital commitment of RMB 38.0 million, equivalent to approximately $5.7 million, will be paid upon capital calls received from the Hubei Venture Fund.

Short-term Bank and Government Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of September 30, 2018 (figures are in thousands of USD).

Bank Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
China CITIC Bank	Working Capital	Nov 1, 2017	12	5.22%	Pay monthly	Nov 1, 2018	2,180

Wuhu Municipal Science and Technology Bureau	Working Capital	Nov 13, 2017	36	4.75%	Pay quarterly	Nov 12, 2020	291

China CITIC Bank	Working Capital	Jan 31, 2018	12	5.22%	Pay monthly	Jan 31, 2019	1,454

ICBC Macau	Working Capital	Apr 11, 2018	6	Libor 3 months+1.35%	Pay quarterly	Oct 10, 2018	19,000

China CITIC Bank	Working Capital	Aug 10, 2018	12	3.93%	Pay in arrear	Aug 9, 2019	1,687

China CITIC Bank	Working Capital	Aug 10, 2018	12	3.84%	Pay in arrear	Aug 9, 2019	3,939

China CITIC Bank	Working Capital	Aug 21, 2018	12	3.63%	Pay in arrear	Aug 20, 2019	3,379

China CITIC Bank	Working Capital	Aug 21, 2018	12	3.98%	Pay in arrear	Aug 20, 2019	7,018

China CITIC Bank	Working Capital	Aug 22, 2018	12	3.98%	Pay in arrear	Aug 20, 2019	3,790

China CITIC Bank	Working Capital	Aug 23, 2018	12	3.79%	Pay in arrear	Aug 22, 2019	2,811

China CITIC Bank	Working Capital	Sep 6, 2018	12	4.01%	Pay in arrear	Sep 5, 2019	1,107

China CITIC Bank	Working Capital	Sep 7, 2018	12	3.95%	Pay in arrear	Sep 6, 2019	841

Shanghai Pudong Development Bank	Working Capital	Sep 21, 2018	10	5.23%	Pay monthly	Jul 20, 2019	4,361

Shanghai Pudong Development Bank	Working Capital	Sep 21, 2018	10	5.23%	Pay monthly	Jul 20, 2019	1,890

China CITIC Bank	Working Capital	Sep 26, 2018	6	5.70%	Pay monthly	Mar 26, 2019	10,175

Financial Bureau of Jingzhou Development Zone	Working Capital	Sep 27, 2018	9	3.48%	Pay in arrear	Jun 28, 2019	7,268
Total							$71,191

The Company must use the loans for the purpose described in the table. For the bank loans of $4.4 million and $1.9 million, respectively, with Shanghai Pudong Development Bank, the bank loans of $ 2.2 million, $1.5 million and $10.2 million, respectively, with China CITIC Bank, and the government loan with Wuhu Municipal Science and Technology Bureau, if the Company fails to do so, it will be charged a penalty interest at 100% of the specified loan rate listed in the table above or early repayment will be triggered. Except for the loan granted by ICBC Macau as disclosed in the section “Capital Source” above, the Company has to pay interest at the interest rate described in the table on the 20th of each month, quarter or semiannual period, as applicable. If the Company fails to do so, it will be charged compound interest at the specified rate in the above table. The Company has to repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged a penalty interest at 50% of the specified loan rate.

The Company has complied with such financial covenants as of September 30, 2018, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of September 30, 2018 (figures are in thousands of USD):

Purpose	Term (Month)	Due Date	Amount Payable on Due Date
Working Capital (1)	6	Oct. 2018	$8,551
Working Capital	6	Nov. 2018	8,066
Working Capital	6	Dec. 2018	10,455
Working Capital	6	Jan. 2019	12,709
Working Capital	6	Feb. 2019	12,952
Working Capital	6	Mar. 2019	14,558

Working Capital	9	Jun. 2019	2,907
Total (See Note 13)			$70,198

(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of September 30, 2018, and believes it will continue to comply with them.

Cash Flows

(a)	Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2018 was $9.0 million, compared with net cash provided by operating activities of $43.0 million for the same period of 2017, representing a decrease in net cash flow of $34.0 million, which was mainly due to the net effect of (1) the decrease in net income excluding non-cash items by $10.6 million and (2) the increase in cash outflows from movements of operating assets and liabilities by $23.4 million. The increase in cash outflows was primarily due to the offsetting effect of (1) the increase in cash inflows due to the movement of accrued expenses and other payables by $9.7 million, and (2) the increase in cash inflows due to the movement of taxes payable by $10.6 million, offset by (3) the increase in cash outflows due to the movement of accounts receivable and others by $3.0 million, (4) the increase in cash outflows due to the movement of inventories by $11.8 million, and (5) the increase in cash outflows due to the movement of accounts and notes payable by $25.7 million.

(b)	Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2018 was $2.3 million, as compared to net cash used of $50.5 million for the same period of 2017, representing an increase of cash outflows by $48.2 million, which was mainly due to (1) an increase in cash used to purchase property, plant and equipment of $5.1 million, (2) a decrease in proceeds from maturities of short-term investments of $7.0 million, (3) an increase in cash received from repayment of loan to a related party of $20.4 million, (4) a decrease in loan receivable of $29.0 million, (5) a decrease in cash payment to purchase short-term investments of $5.0 million, and (6) a decrease in purchase from long-term time deposit of $5.8 million.

(c)	Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $23.7 million, compared to net cash provided of $30.4 million for the same period of 2017, representing a decrease in cash inflows by $6.7 million, which was mainly due to the effect of decreased proceeds from bank loans by $3.7 million, the increase in repayment of finance lease by $2.2 million and the increase in payment of dividends to non-controlling interests by 0.5 million.

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2017 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10SB12G File No. 000-33123).

3.1(ii)	Bylaws (incorporated by reference from the Form 10SB12G File No. 000-33123).

10.1	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006).

10.2	Stock Exchange Agreement dated August 11, 2014 by and among Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., China Automotive Systems, Inc. and Hubei Henglong Automotive System Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q Quarterly Report on August 13, 2014).

10.3	English translation of Joint Venture Contract, dated as of April 27, 2018, by and between Hubei Henglong Automotive System Group Co., Ltd. and KYB (China) Investment Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2018).

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, were filed on November 9, 2018 formatted in Extensible Business Reporting Language (XBRL):

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: November 9, 2018	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: November 9, 2018	By:	/s/ Jie Li
Jie Li
Chief Financial Officer

