Form 10-K
period 2018-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2019-03-28
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes  ☒               No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒               No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes  ☐              No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018, based upon the price of $4.32 that was the closing price of the common stock as reported on The Nasdaq Stock Market under the symbol “CAAS” on such date, was approximately $51.4 million.

The Company has 31,497,723 shares of Common Stock outstanding as of March 28, 2019.

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

COMPANY HISTORY

China Automotive Systems, Inc., “China Automotive” or the “Company,” was incorporated in the State of Delaware on June 29, 1999. Through its subsidiary, Great Genesis Holdings Limited, “Genesis,” a corporation organized under the laws of the Hong Kong Special Administrative Region, China, it owns interests in nine Sino-joint ventures and five wholly-owned subsidiaries in the People’s Republic of China, “China” or the “PRC,” which manufacture power steering systems and/or related products for different segments of the automobile industry. Genesis also owns interests in a Brazil-based trading company, which engages mainly in the import and sales of automotive parts in Brazil.

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

Set forth below is an organizational chart as at December 31, 2018.

China Automotive Systems, Inc. [NASDAQ:CAAS]
	↓100%							↓100%
Great Genesis Holdings Limited							Henglong USA Corporation
↓
↓100%								↓70%
Hubei								Shenyang
Henglong								Jinbei
Automotive								Henglong
System Group								Automotive
Co., Ltd.								Steering System
Co., Ltd
"Hubei
Henglong"[1]								"Shenyang"[2]
↓
↓100%	↓100%	↓83.34%	↓77.33%	↓85%	↓70%	↓95.84%	↓100%	↓60%	↓66.60%
Jingzhou	Shashi	Universal	Wuhu	Wuhan	Chongqing	CAAS	Hubei	Jingzhou	Hubei
Henglong	Jiulong	Sensor	Henglong	Jielong	Henglong	Brazil's	Henglong	Qingyan	Henglong
Automotive	Power	Application	Automotive	Electric	Hongyan	Imports And	Group	Intelligent	& KYB
Parts	Steering	,Inc.	Steering	Power	Automotive	Trade In	Shanghai	Automotive	Automobile
Co., Ltd.	Gears		System Co.,	Steering Co.,	System Co.,	Automotive	Automotive	Technology	Electric
	Co., Ltd.		Ltd.	Ltd.	Ltd.	Parts Ltd.,	Electronics	Research	Steering
							Research and	Institute	System
							Development	Co., Ltd.	Co., Ltd.,
Ltd.,
					"Chongqing	"Brazil	“Shanghai	“Jingzhou	“Henglong
"Henglong"[3]	"Jiulong"[4]	"USAI"[5]	"Wuhu"[6]	"Jielong"[7]	Henglong"[8]	Henglong"[9]	Henglong”[12]	Qingyan”[13]	KYB”[14]
↓				↓
↓100%				↓85%
Jingzhou				Wuhan
Henglong				Chuguanjie
Automotive				Automotive
Technology				Science and
(Testing)				Technology
Center				Ltd.,
"Testing				"Wuhan
Center"[10]				Chuguanjie"[11]

1.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

2.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

3.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light-duty vehicles.

4.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.

5.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	Jielong was established in 2006 and mainly engages in the production and sales of automobile steering columns.

8.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

9.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sale of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

10.	Testing Center was established in 2009 and mainly engages in the research and development of new products.

11.	In May 2014, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts.

12.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sale of automotive electronics.

13.	In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology.

14.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd. (“Henglong KYB”), which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.

The Company has business relationships with more than sixty vehicle manufacturers, including FAW Group and Dongfeng Auto Group Co., Ltd., two of the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd, the largest light vehicle manufacturer in China; Chery Automobile Co., Ltd., the largest state owned car manufacturer in China, and BYD Auto Co., Ltd. and Zhejiang Geely Automobile Co., Ltd., the largest privately owned car manufacturers in China. The PRC-based joint ventures of General Motors (GM), Volkswagen, Citroen and Fiat Chrysler North America are all key customers of the Company. Starting in 2008, the Company has supplied power steering gears to the Sino-foreign joint ventures established by GM, Citroen and Volkswagen in China. The Company has supplied power steering gear to Fiat Chrysler North America since 2009 and to Ford Motor Company since 2016.

INTELLECTUAL PROPERTY RIGHTS

Intellectual Property rights, “IP,” are important in helping the Company maintain its competitive position. Currently, the Company owns IP rights, including two trademarks covering automobile parts, “HL” and “JL,” and more than eighty-five patents registered in China covering power steering technology. The Company is in the process of integrating new advanced technologies such as electronic chips in power steering systems into its current production line and is pursuing aggressive strategies in technology to maintain a competitive edge within the automobile industry. In December 2009, the Company, through Henglong, formed Testing Center and cooperated with Nanyang Ind. Co. Ltd. and Tsinghua University to engage in the research and development of new products, such as Electric Power Steering (“EPS”), integral rack and pinion power steering and high pressure power steering, to optimize current products design and to develop new, cost-saving manufacturing processes. In January 2015, Hubei Henglong formed Shanghai Henglong, which mainly engages in the design and sale of automotive electronics, to capture the market opportunities for EPS, which were included in traditional hydraulic power steering products by many automobile makers. In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., which mainly engages in the research and development of intelligent automotive technology. In August 2018, Hubei Henglong established a non-wholly owned subsidiary, Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems.

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

CUSTOMERS

The Company’s five largest customers represented 39.3% of the Company’s total sales for the year ended December 31, 2018. The following table sets forth information regarding the Company’s five largest customers.

Percentage of Total
Name of Major Customers	Revenue in 2018
Fiat Chrysler North America	18.6%
Beiqi Foton	6.1%
Chery Automobile Co Ltd.	5.2%
Ford Motor Company	4.8%
Dongfeng Auto Group Co., Ltd.	4.6%
Total	39.3%

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

DISTRIBUTION

The Company’s distribution system covers all of China. The Company has established sales and service offices with certain significant customers to deal with matters related to such customers in a timely fashion. The Company also established distribution warehouses close to major customers to ensure timely deliveries. The Company maintains strict control over inventories. Each of these sales and service offices sends back to the Company through e-mail or fax information related to the inventory and customers’ needs. The Company guarantees product delivery in 8 hours for those customers who are located within 200 km from the Company’s distribution warehouses, and 24 hours for customers who are located outside of 200 km from the Company’s distribution warehouses. Delivery time is a very important competitive factor in terms of customer decision making, together with quality, pricing and long-term relationships. The Company has two distribution warehouses in the United States, which are located in Michigan and Texas, respectively. The warehouses deliver parts to customers every day.

EMPLOYEES AND FACILITIES

As of December 31, 2018, the Company employed approximately 4,711 persons, including approximately:

•	1,446 by Henglong (including Testing Center formed by Henglong) ;
•	610 by Jiulong;
•	338 by Shenyang;
•	29 by USAI;
•	159 by Wuhu;
•	268 by Jielong;
•	55 by Wuhan Chuguanjie;
•	1,036 by Hubei Henglong;
•	17 by HLUSA;
•	153 by Chongqing Henglong;
•	13 by Brazil Henglong; and
•	49 by Shanghai Henglong;
•	538 by Henglong KYB

As of December 31, 2018, Henglong, Jiulong, Shenyang, Chongqing, Wuhan Chuguanjie, Hubei Henglong and Wuhu had a manufacturing and administration area of 111,211 square meters, 39,478 square meters, 35,354 square meters, 57,849 square meters, 53,675 square meters, 177,747 square meters and 83,705 square meters, respectively.

Hubei Province, which is home to Dongfeng, one of the largest automakers in China, provides an ample supply of inexpensive but skilled labor to automotive-related industries. The annual production of one of the Company’s main products, power steering gears, was approximately 8.2 million units and 6.1 million units in 2018 and 2017, respectively. Although the production process continues to rely heavily on manual labor, the Company has invested substantially in high-level production machinery to improve capacity and production quality. Approximately $104.7 million was spent over the last three years to purchase professional-grade equipment and extend workshops.

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

The Company’s purchases from its ten largest suppliers represented in the aggregate 22.5% of all components and raw materials it purchased for the year ended December 31, 2018, and none of them provided more than 10% of total purchases.

All components and raw materials are available from numerous sources. The Company has not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally does not carry inventories of these items in excess of what is reasonably required to meet its production and shipping schedules.

RESEARCH AND DEVELOPMENT

The Company owns the Testing Center, a Hubei Provincial-Level technical center, which has been approved by the Hubei Economic Commission. The center has a staff of about 234, including 43 engineers, primarily focusing on steering system R&D, tests, production process improvement and new material and production methodology application.

In addition, the Company has formed Shanghai Henglong to engage in the design and sale of automotive electronics, including key parts of EPS.

The Company believes that its engineering and technical expertise, together with its emphasis on continuing research and development, allow it to use the latest technologies, materials and processes to solve problems for its customers and to bring new, innovative products to market. The Company believes that continued research and development activities, including engineering, are critical to maintaining its pipeline of technologically advanced products. The Company has aggressively managed costs in other portions of its business in order to increase its total expenditures for research and development activities, including engineering, at approximately $31.7 million and $33.5 million for the years ended December 31, 2018 and 2017, respectively. In 2018 and 2017, the sales of such newly developed products accounted for about 27.6% and 22.0%, respectively, of total sales.

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

CHINESE AUTOMOBILE INDUSTRY

The Company is a supplier of automotive parts and most of its operations are located in China. An increase or decrease in the output and sales of Chinese vehicles could result in an increase or decrease of the Company’s results of operations. According to the latest statistics from the China Association of Automobile Manufacturers, “CAAM”, the output and sales volume of passenger vehicles in 2018 was 23.5 million and 23.7 million units respectively, a decrease of 5.2% and 4.1% compared to 2017. The output and sales volume of commercial vehicles in 2018 was 4.3 million and 4.4 million units, respectively, an increase of 1.7% and 5.1% compared to 2017. In 2018, the Company’s sales of steering gears for passenger vehicles decreased by 9.7% and commercial vehicles increased by 9.2%, compared to 2017 in China.

CAAM expects that sales volume of vehicles in China will be consistent with 2018 in 2019.

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

During the years ended December 31, 2018 and 2017, the Company did not make any material capital expenditures relating to environmental compliance.

FINANCIAL INFORMATION AND GEOGRAPHIC AREAS

Financial information about sales and long-term assets by major geographic region can be found in Note 33, “Segment Reporting” to the consolidated financial statements in this Report. The following table summarizes the percentage of sales and total assets by major geographic regions:

	Net Sales		Long-term assets
	Year Ended December 31,		As of December 31
	2018	2017	2018	2017

Geographic region:
China	71.5%	76.8%	99.3%	99.2%
United States	22.8	16.9	0.4	0.5
Other foreign countries	5.7	6.3	0.3	0.3
Total consolidated	100.0%	100.0%	100.0%	100.0%

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

For the year ended December 31, 2018, approximately 18.6%, 6.1%, 5.2%, 4.8% and 4.6% of the Company’s sales were to Fiat Chrysler North America, Beiqi Foton, Chery Automobile Co Ltd., Ford Motor Company and Dongfeng Auto Group Co Ltd., the Company’s five largest customers in 2018, respectively. In total, these five largest customers accounted for 39.3% of total sales in 2018. For the year ended December 31, 2017, approximately 14.3%, 6.3%, 6.1%, 5.1% and 5.0% of the Company’s sales were to Fiat Chrysler North America, Beiqi Foton, Dongfeng Auto Group Co., Ltd., SAIC Motor and Zhejiang Geely Holding Group, the Company’s five largest customers in 2017, respectively. In total, these five largest customers accounted for 36.8% of total sales in 2017. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

The Company may not be able to collect receivables incurred by customers.

The Company currently sells its products on credit and its ability to receive payment for its products depends on the continued creditworthiness of its customers. Although the Company has long-term relationships with its major customers, the customer base may change if its sales increase because of the Company’s expanded capacity. If the Company is not able to collect its receivables, its profitability will be adversely affected.

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

On January 3, 2017, Chongqing Changan Automobile Co., Ltd. (“Chongqing Changan”) registered a recall plan with The General Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) pursuant to the “Regulation on the Administration of Recall of Defective Auto Products”. The recall plan relates to the recall of 108,642 Eulove vehicles manufactured between November 7, 2012 and November 13, 2015. The recall commenced on March 1, 2017. According to the supplier, the torque sensor on the upper steering shaft subassembly in the recalled vehicles is subject to abnormal wear after long-term usage, posing a safety risk in extreme situations. Chongqing Changan implemented a recall to replace the upper steering shaft subassembly in the recalled vehicles free of charge to mitigate the safety risk. The planned schedule for recall activities was due on December 31, 2018. Chongqing Changan currently is preparing documents for reporting to AQSIQ in order to close the case.

On January 22, 2017, Jiangxi Changhe Suzuki Automobile Co., Ltd. (“Jiangxi Changhe”) registered a recall plan with AQSIQ pursuant to the “Regulation on the Administration of Recall of Defective Auto Products”. The recall plan relates to the recall of 44,169 Liana A6 vehicles manufactured between September 7, 2013 and April 28, 2015. The recall commenced on February 24, 2017. According to the supplier, the electronic-assist ECU may malfunction under certain circumstances, which may lead the steering assist to enter safety protection status, posing a safety risk in extreme situations. Jiangxi Changhe   implemented the recall to conduct a technical upgrade of the ECU in the recalled vehicles free of charge to mitigate the safety risk. The planned schedule for recall activities was due on December 31, 2018. Jiangxi Changhe currently is preparing documents for reporting to AQSIQ in order to close the case.

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

As of December 31, 2018, members of the Company’s management beneficially own approximately 62.4% of the outstanding shares of the Company’s common stock. As a result, except for the related party transactions that require approval of the audit committee of the board of directors of the Company, these majority stockholders have control over decisions to enter into any corporate transaction, which could result in the approval of transactions that might not maximize overall stockholders’ value. Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock. The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders. The Company regularly engages in transactions with entities controlled by one or more of its officers and directors, including those controlled by Mr. Hanlin Chen, the chairman of the board of directors of the Company and its controlling stockholder.

There is a limited public float of the Company’s common stock, which can result in the Company’s stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock or derivative securities.

There is a limited public float of the Company’s common stock. As of December 31, 2018, approximately 37.6% of the Company’s outstanding common stock is considered part of the public float. The term “public float” refers to shares freely and actively tradable on the NASDAQ Capital Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act. As a result of the limited public float and the limited trading volume on some days, the market price of the Company’s common stock can be volatile, and relatively small changes in the demand for or supply of the Company’s common stock can have a disproportionate effect on the market price for its common stock. This stock price volatility could prevent a security holder seeking to sell the Company’s common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

The Company is subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stock” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of December 31, 2018, the closing price for the Company’s common stock was $2.44. If the Company’s stock is a “penny stock”, it may become subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors,” generally, individuals with a net worth in excess of $1.0 million or annual incomes exceeding $0.2 million, or $0.3 million together with their spouses. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of purchasers to sell any of the Company’s securities in the secondary market.

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

The Company’s long-term business strategy relies on the expansion of its international sales outside China by targeting markets, such as the United States and Brazil. The Company’s net sales outside of China increased from $87.7 million in 2017 to $141.4 million in 2018. Risks affecting the Company’s international expansion include challenges caused by distance, language and cultural differences, conflicting and changing laws and regulations, foreign laws, international import and export legislation, trading and investment policies, foreign currency fluctuations, the burdens of complying with a wide variety of laws and regulations, protectionist laws and business practices that favor local businesses in some countries, foreign tax consequences, higher costs associated with doing business internationally, restrictions on the export or import of technology, difficulties in staffing and managing international operations, trade and tariff restrictions, and variations in tariffs, quotas, taxes and other market barriers. These risks could harm the Company’s international expansion efforts, which could in turn materially and adversely affect its business, operating results and financial condition.

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

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could adversely affect the market price of the Company’s common stock and its ability to access U.S. capital markets. Political events, international trade disputes and other business interruptions could harm or disrupt international commerce and the global economy, and could have a material adverse effect on the Company, its customers and its other business partners.

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

The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of RMB into foreign currency. In July 2005, the Chinese government has adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”. Between July 2005 to December 2018, the exchange rate between the RMB and the U.S. dollar appreciated from RMB1.00 to $0.1205 to RMB1.00 to $0.1454. Any significant appreciation of the RMB is likely to decrease the income of export products and the cash flow of the Company.

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

On December 25, 2006, the People’s Bank of China, or PBOC, issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by SAFE on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans with Chinese domestic individuals’ participation require approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese domestic individuals who are granted share options or shares by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with the SAFE and complete certain other procedures. As the Company is an offshore listed company, its Chinese domestic directors and employees who may be granted share options or shares shall become subject to the Stock Option Rule. Under the Stock Option Rule, employees stock holding plans, share option plans or similar plans of offshore listed companies with Chinese domestic individuals’ participation must be filed with the SAFE. After the Chinese domestic directors or employees exercise their options, they must apply for the amendment to the registration with the SAFE. As of December 31, 2018, the Company has completed such SAFE registration and other related procedures according to PRC law. If the Company or its Chinese domestic directors or employees fail to comply with these regulations in the future, the Company or its Chinese domestic directors or employees may be subject to fines or other legal sanctions imposed by the SAFE or other Chinese government authorities.

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

Proceedings instituted by the SEC against PRC affiliates of the “big four” accounting firms, including our independent registered public accounting firm, could result in our financial statements being determined to not be in compliance with the requirements of the Exchange Act.

Starting in 2011, the Chinese affiliates of the “big four” accounting firms, including our independent registered public accounting firm, were affected by a conflict between U.S. and Chinese law. Specifically, for certain U.S.-listed companies operating and audited in mainland China, the SEC and the PCAOB sought to obtain from the Chinese firms access to their audit work papers and related documents. However, the firms were advised and directed that under Chinese law, they could not respond directly to the U.S. regulators on those requests, and that requests by foreign regulators for access to such papers in China had to be channeled through the China Securities Regulatory Commission, or the CSRC.

In late 2012, this impasse led the SEC to commence administrative proceedings under Rule 102(e) of its Rules of Practice and also under the Sarbanes-Oxley Act of 2002 against the Chinese accounting firms, including our independent registered public accounting firm. A first instance trial of the proceedings in July 2013 in the SEC’s internal administrative court resulted in an adverse judgment against the firms. The administrative law judge proposed penalties on the firms including a temporary suspension of their right to practice before the SEC, although that proposed penalty did not take effect pending review by the Commissioners of the SEC. On February 6, 2015, before a review by the Commissioners had taken place, the firms reached a settlement with the SEC. Under the settlement, the SEC accepted that future requests by the SEC for the production of documents will normally be made to the CSRC. The firms were to receive matching Section 106 requests, and were required to abide by a detailed set of procedures with respect to such requests, which in substance required them to facilitate production via the CSRC. If they failed to meet specified criteria, the SEC retained authority to impose a variety of additional remedial measures on the firms depending on the nature of the failure.

Under the terms of the settlement, the underlying proceeding against the four China-based accounting firms was deemed dismissed with prejudice four years after entry of the settlement. The four-year mark occurred on February 6, 2019. We cannot predict whether the SEC will further challenge the four China-based accounting firms’ compliance with U.S. law in connection with U.S. regulatory requests for audit work papers or if the results of such a challenge would result in the SEC imposing penalties such as suspensions. If additional remedial measures are imposed on the Chinese affiliates of the “big four” accounting firms, including our independent registered public accounting firm, we could be unable to timely file future financial statements in compliance with the requirements of the Exchange Act.

In the event that the Chinese affiliates of the “big four” become subject to additional legal challenges by the SEC or the PCAOB, depending upon the final outcome, listed companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act, including possible delisting. Moreover, any negative news about any such future proceedings against these audit firms may cause investor uncertainty regarding China-based, U.S.-listed companies and the market price of our common stock may be adversely affected.

If our independent registered public accounting firm were denied, even temporarily, the ability to practice before the SEC and we were unable to timely find another registered public accounting firm to audit and issue an opinion on our financial statements, our financial statements could be determined not to be in compliance with the requirements of the Exchange Act. Such a determination could ultimately lead to the delisting of our common stock from the Nasdaq Capital Market or deregistration from the SEC, or both, which would substantially reduce or effectively terminate the trading of our common stock in the United States.

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

Certain activities conducted in the PRC or other jurisdictions outside of the U.S. may give rise to U.S. corporate income tax. These taxes would be imposed on the Company when its subsidiaries that are controlled foreign corporations (“CFCs”) generate income that is subject to Subpart F of the U.S. Internal Revenue Code, or “Subpart F”. Passive income, such as rents, royalties, interest, dividends, and gain from disposal of our investments is among the types of income subject to taxation under Subpart F. Any income taxable under Subpart F is taxable in the U.S. at federal corporate income tax rates of up to 21% for taxable years beginning after December 31, 2017. Subpart F income is taxable to the Company, even if it is not distributed to the Company.

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

Information technology dependency and cyber security vulnerabilities could lead to reduced revenue, liability claims, or competitive harm.

The Company is dependent on information technology systems and infrastructure (“IT systems”) to conduct its business. Our IT systems may be vulnerable to disruptions from human error, outdated applications, computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Any significant disruption, breakdown, intrusion, interruption or corruption of these systems or data breaches could cause the loss of data or intellectual property, equipment damage, downtime, and/or safety related issues and could have a material adverse effect on our business. We have, from time to time, experienced incidents related to our IT systems, and expect that such incidents will continue, including malware and computer virus outbreaks, unauthorized access, systems failures and disruptions. We have measures and defenses in place against such events, but we may not be able to prevent, immediately detect, or remediate all instances of such events. A material security breach or disruption of our IT systems could result in theft, unauthorized use, or publication of our intellectual property and/or confidential business information, harm our competitive position, disrupt our manufacturing, reduce the value of our investment in research and development and other strategic initiatives, impair our ability to access vendors and suppliers or otherwise adversely affect our business.

Additionally, we believe that utilities and other operators of critical infrastructure that serve our facilities face heightened security risks, including cyber-attack. In the event of such an attack, disruption in service from our utility providers could disrupt our manufacturing operations which rely on a continuous source of power (electrical, gas, etc.).

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

		Total Area	Building Area	Original Cost of
Name of Entity	Product	(sq.m.)	(sq.m.)	Equipment	Site
Henglong	Automotive Parts	97,818	20,226	$55,438	Jingzhou City, Hubei Province
		13,393	13,707	$-	Wuhan City, Hubei Province
Jiulong	Power Steering Gear	39,478	23,728	$35,690	Jingzhou City, Hubei Province
Shenyang	Automotive Steering Gear	35,354	10,425	$6,169	Shenyang City, Liaoning Province
Chongqing	Power Steering Gear	57,849	10,413	$2,431	Chongqing City
Jielong (1)	Electric Power Steering	-	-	$4,813	Jingzhou City, Hubei Province
Wuhan Chuguanjie	Electric Power Steering	53,675	-	$-	Wuhan City, Hubei Province
USAI (1)	Sensor Modular	-	-	$1,021	Wuhan City, Hubei Province
Hubei Henglong	Automotive Steering Gear	177,747	65,749	$17,438	Jingzhou City, Hubei Province
Wuhu	Automotive Steering Gear	83,705	27,288	$4,610	Wuhu City, Anhui Province
Total		559,019	171,536	$127,610

(1)	Jielong and USAI do not own land use rights or buildings by themselves. They rent buildings from Jiulong and Henglong, respectively.

The Company is not involved in investments in real estate or interests in real estate, real estate mortgages, and securities of or interests in persons primarily engaged in real estate activities, as all of its land rights are used for production purposes.

ITEM 3.	LEGAL PROCEEDINGS.

On September 17, 2018, two purported stockholders of the Company filed a complaint under 8 Del. C. § 211, seeking a court order requiring the Company to hold a 2018 annual meeting of its stockholders. On September 27, 2018, the Company issued a press release announcing an annual stockholders meeting set for December 5, 2018. On October 8, 2018, the Company moved to dismiss the complaint for failure to state a claim. On October 10, 2018, the Company filed its annual proxy statement on Schedule 14A with the Securities and Exchange Commission relating to its December 5, 2018 annual meeting, which was held as scheduled. The case has been dismissed voluntarily.

On January 7, 2019, three purported stockholders of the Company filed a stockholder derivative complaint on behalf of the Company against the Company’s directors Hanlin Chen, Qizhou Wu, Arthur Wong, Guangxun Xu and Robert Tung, alleging that they had (a) breached their fiduciary duties by approving and paying excessive compensation to the non-employee directors of the Company, Arthur Wong, Guangxun Xu and Robert Tung, and (b) failed to make full and accurate disclosure of all material information with respect to director qualification and director compensation paid in 2017 in the Company’s annual proxy statement on Schedule 14A filed on October 10, 2018. The directors have engaged their own counsel to answer this complaint. Management expects the impact of the suit on the Company’s consolidated financial statements to be immaterial.

Other than as described above, (a) the Company is not a party to any pending or, to the best of the Company’s knowledge, any threatened legal proceedings and (b) no director, officer or affiliate of the Company, or owner of record of more than five percent of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “CAAS”.

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

On December 5, 2018, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing markets prices or in privately negotiated transactions through December 4, 2019. During the year ended December 31, 2018, under the repurchase program, the Company repurchased 17,400 shares of the Company’s common stock for cash consideration of $0.05 million on the open market. In January 2019, the Company repurchased 128,881 shares of the Company’s common stock for cash consideration of $0.3 million on the open market. There were no repurchases of the Company’s common stock in February 2019 or in March 2019 through the date of this report.

STOCKHOLDERS

The Company’s common shares are issued in registered form. Securities Transfer Corporation in Frisco, Texas is the registrar and transfer agent for the Company’s common stock. As of December 31, 2018, there were 31,626,604 shares of the Company’s common stock (excluding 711,698 shares of the Company’s treasury stock) issued and outstanding and the Company had approximately 57 stockholders of record.

DIVIDENDS

The Company does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the Company’s board of directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The securities authorized for issuance under equity compensation plans at December 31, 2018 are as follows:

	Number of securities to be	Weighted average	Number of securities
	issued upon exercise of	exercise price of	remaining available for
Plan category	outstanding options	outstanding options	future issuance
Equity compensation plans approved by security holders	2,200,000	$5.66	1,563,650

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

GENERAL OVERVIEW

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company.” The Company, through its Sino-foreign joint ventures, engages in the manufacture and sales of automotive systems and components in the People’s Republic of China, the “PRC,” or “China.” Genesis, a company incorporated on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, is a wholly-owned subsidiary of the Company. Henglong USA Corporation, “HLUSA,” which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly. Furthermore, the Company owns the following aggregate net interests in the subsidiaries incorporated in the PRC and Brazil as of December 31, 2018 and 2017.

	Aggregate Net Interest
	December 31,	December 31,
Name of Entity	2018	2017
Henglong	100.00%	100.00%
Jiulong	100.00%	100.00%
Shenyang	70.00%	70.00%
USAI	83.34%	83.34%
Wuhu	77.33%	77.33%
Jielong	85.00%	85.00%
Hubei Henglong	100.00%	100.00%
Testing Center	100.00%	100.00%
Chongqing Henglong	70.00%	70.00%
Brazil Henglong	95.84%	95.84%
Wuhan Chuguanjie	85.00%	85.00%
Shanghai Henglong	100.00%	100.00%
Jingzhou Qingyan	60.00%	60.00%
Henglong KYB	66.60%	-

RESULTS OF OPERATIONS

Selected highlights from our operations (in thousands of U.S. dollars):

	2018	2017	Change	Change%

Net product sales	$496,158	$499,063	$(2,905)	-0.6%
Cost of products sold	430,745	414,429	16,316	3.8%
Net gain on other sales	3,940	7,635	(3,695)	-48.4%
Selling expenses	18,949	19,912	(963)	-4.8%
General and administrative expenses	19,761	19,543	218	1.1%
Research and development expenses	33,551	33,544	7	0.0%
Operating (loss)/income	(2,908)	19,270	(22,178)	-115.1%
Other income, net	1,173	678	495	73.0%
Interest expense	(2,928)	(1,753)	(1,175)	67.0%
Financial income, net	2,162	2,180	(18)	-0.8%
(Loss)/income before income tax expenses and equity in earnings of affiliated companies	(2,501)	20,375	(22,876)	-112.3%
Income taxes	(1,465)	41,633	(43,098)	-103.5%
Net income/(loss)	79	(18,639)	18,718	-100.4%
Net (loss)/income attributable to non-controlling interest	(2,298)	707	(3,005)	-425.0%
Net income/(loss) attributable to parent company’s common shareholders	2,377	(19,346)	21,723	-112.3%

Net Product Sales and Cost of Products Sold

For the years ended December 31, 2018 and 2017, net sales and cost of sales are summarized as follows (figures are in thousands of USD):

	Net Sales				Cost of sales
	2018	2017	Change		2018	2017	Change
Henglong	$250,532	$279,706	$(29,174)	-10.4%	$235,894	$250,507	$(14,613)	-5.8%
Jiulong	102,994	100,776	2,218	2.2	93,471	87,652	5,819	6.6
Shenyang	25,941	40,182	(14,241)	-35.4	23,430	34,829	(11,399)	-32.7
Wuhu	30,356	25,599	4,757	18.6	29,638	23,636	6,002	25.4
Hubei Henglong	123,237	92,293	30,944	33.5	97,777	66,390	31,387	47.3
Henglong KYB	23,423	-	23,423	-	22,763	-	22,763	-
Other Entities	72,421	59,075	13,346	22.6	58,527	49,871	8,656	17.4
Eliminations	(132,746)	(98,568)	(34,178)	34.7	(130,755)	(98,456)	(32,299)	32.8
Total	$496,158	$499,063	$(2,905)	-0.6%	$430,745	$414,429	$16,316	3.9%

Net Product Sales

Net product sales were $496.2 million for the year ended December 31, 2018, as compared to $499.1 million for the year ended December 31, 2017, representing a decrease of $2.9 million, or 0.6%.

Net sales of traditional steering products were $388.3 million for the year ended December 31, 2018, compared to $378.4 million for 2017, representing an increase of $9.9million, or 2.6%. Net sales of EPS were $107.9 million for the year ended December 31, 2018, compared to $120.7 million for 2017, representing a decrease of $12.8 million, or 10.6%. As a percentage of net sales, the sales of EPS was 21.7% for the year ended December 31, 2018, compared to 24.2% for 2017.

The decrease in net product sales was due to the effects of three major factors: i) the decrease in sales volume led to a sales decrease of $4.2 million due to the soft demand in the China domestic brand automobile market; ii) the decrease in average selling price of steering gears led to a sales decrease of $10.1 million; and iii) the appreciation of the RMB against the U.S. dollar in 2018 led to a sales increase of $11.4 million.

Further analysis is as follows:

—	Henglong mainly engages in providing passenger vehicle steering systems. Net sales for Henglong were $250.5 million for the year ended December 31, 2018, compared with $279.7 million for the year ended December 31, 2017, representing a decrease of $29.2 million, or 10.4%, which was mainly due to soft demand in the China domestic brand automobile market in 2018 and the shift of production capacity to Henglong KYB after its establishment. A decrease in sales volume led to a sales decrease of $33.3 million, a decrease in selling price led to a sales decrease of $0.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $5.0 million.

—	Jiulong mainly engages in providing commercial vehicle steering systems. Net sales for Jiulong were $103.0 million for the year ended December 31, 2018, compared with $100.8 million for the year ended December 31, 2017, representing an increase of $2.2 million, or 2.2%. A decrease in sales volume led to a sales decrease of $5.3 million, an increase in selling price led to a sales increase of $5.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $2.4 million.

—	Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., LTD., “Jinbei”, one of the major automotive manufacturers in China. Net sales for Shenyang were $25.9 million for the year ended December 31, 2018, compared with $40.2 million for the year ended December 31, 2017, representing a decrease of $14.3 million, or 35.6%. A decrease in sales volumes led to a sales decrease of $20.3 million, an increase in selling price led to a sales increase of $5.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.6 million.

—	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd., “Chery”, one of the major automotive manufacturers in China. Net sales for Wuhu were $30.4 million for the year ended December 31, 2018, compared with $25.6 million for the year ended December 31, 2017, representing an increase of $4.8 million, or 18.8%. An increase in sales volumes led to a sales increase of $5.9 million, a decrease in selling prices led to a sales decrease of $2.0 million and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.9 million.

—	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net sales for Hubei Henglong were $123.2 million for the year ended December 31, 2018, compared with $92.3 million for the year ended December 31, 2017, representing an increase of $30.9 million, or 33.5%. The significant increase in the sales of Hubei Henglong was mainly due to the new products developed for Chrysler and Ford that began mass production at the end of 2017. An increase in sales volumes led to a sales increase of $22.7 million, an increase in selling price led to a sales increase of $6.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $1.9 million.

—	Henglong KYB mainly engages in providing passenger EPS products. Net sales for Henglong KYB were $23.4 million for the year ended December 31, 2018. The Company restructured its business and transferred its EPS business from Henglong to Henglong KYB in the fourth quarter of 2018. The Company’s EPS business will be primarily operated by Henglong KYB in the future. Henglong KYB contributed $23.4 million of net sales in 2018.

—	Net sales for Other Entities were $72.4 million for the year ended December 31, 2018, compared with $59.1 million for the year ended December 31, 2017, representing an increase of $13.3 million, or 22.5%, mainly contributed by Jielong, which manufactures automobile steering columns for both Hydraulic Power Steering (“HPS”) and EPS.

Cost of Products Sold

For the year ended December 31, 2018, the cost of sales was $430.7 million, compared with $414.4 million for the year ended December 31, 2017, representing an increase of $16.3 million, or 3.9%. The increase in cost of sales was mainly due to the effect of the following major factors: i) the change in product mix, i.e. unit costs of new products are generally higher than those of the previous products; ii) the decrease in sales volumes with a cost of sales decrease of $6.5 million; iii) the increase in unit cost with a cost of sales increase of $10.9 million due to the increase in the cost of raw materials in China; and iv) the appreciation of the RMB against the U.S. dollar with a cost of sales increase of $11.9 million. Further analysis is as follows:

—	Cost of sales for Henglong was $235.9 million for the year ended December 31, 2018, compared with $250.5 million for the year ended December 31, 2017, representing a decrease of $14.6 million, or 5.8%. A decrease in sales volumes resulted in a cost of sales decrease of $25.2 million, an increase in unit material and subcomponents costs led to a cost of sales increase of $5.7 million and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of sales increase of $4.9 million.

—	Cost of sales for Jiulong was $93.5 million for the year ended December 31, 2018, compared with $87.7 million for the year ended December 31, 2017, representing an increase of $5.8 million, or 6.6%. The increase in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $5.1 million, an increase in unit cost resulting in a cost of sales increase of $8.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $2.7 million.

—	Cost of sales for Shenyang was $23.4 million for the year ended December 31, 2018, compared with $34.8 million for the year ended December 31, 2017, representing a decrease of $11.4 million, or 32.8%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $17.6 million, an increase in unit cost resulting in a cost of sales increase of $5.7 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.5 million.

—	Cost of sales for Wuhu was $29.6 million for the year ended December 31, 2018, compared with $23.6 million for the year ended December 31, 2017, representing an increase of $6.0 million, or 25.4%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $5.7 million, a decrease in unit cost resulting in a cost of sales decrease of $0.6 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.9 million.

—	Cost of sales for Hubei Henglong was $97.8 million for the year ended December 31, 2018, compared with $66.4 million for the year ended December 31, 2017, representing an increase of $31.4 million, or 47.3%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $17.1 million, an increase in unit cost resulting in a cost of sales increase of $11.6 million and the appreciation of the RMB against the U.S. dollar resulting in a cost of sales increase of $2.7 million.

—	Cost of sales for Henglong KYB was $22.8 million for the year ended December 31, 2018. The Company transferred its EPS business from Henglong to Henglong KYB in the fourth quarter of 2018.

—	Cost of sales for Other Entities was $58.5 million for the year ended December 31, 2018, compared with $49.9 million for the year ended December 31, 2017, representing an increase of $8.6 million, or 17.2%. The increase in cost of sales for Other Entities was mainly due to the increase in cost of sales of Jielong, primarily due to the increase in sales.

Gross margin was 13.2% for the year ended December 31, 2018, representing a 3.8% decrease from 17.0% for the year ended December 31, 2017, mainly due to the increase in the cost of raw materials and the changes in the product mix in 2018.

Net Gain on Other Sales

Gain on other sales mainly consisted of gain from sales of materials, property, plant and equipment, land use rights and scraps. For the year ended December 31, 2018, gain on other sales amounted to $3.9 million, as compared to $7.6 million for the year ended December 31, 2017, representing a decrease of $3.7 million. The decrease was mainly due to the fact that, during the second quarter of 2017, the Company disposed of a building located in Jingzhou and recognized a gain of $2.2 million.

Selling Expenses

For the years ended December 31, 2018 and 2017, selling expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2018	2017	Increase/(Decrease)	Percentage
Transportation expense	$6,468	$7,356	$(888)	-12.1%
Salaries and wages	4,241	4,492	(251)	-5.6%
Marketing and office expense	5,506	5,130	376	7.3%
Warehousing and inventory handling expenses	2,503	2,628	(125)	-4.8%
Other expense	231	306	(75)	-24.5%
Total	$18,949	$19,912	$(963)	-4.8%

Selling expenses were $18.9 million for the year ended December 31, 2018. As compared to $19.9 million for the year ended December 31, 2017, there was a decrease of $1.0 million, or 5.0%, which was mainly due to decreased logistics fees as a result of decreased sales transactions and lower-priced logistics suppliers.

General and Administrative Expenses

For the years ended December 31, 2018 and 2017, general and administrative expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2018	2017	Increase/(Decrease)	Percentage
Salaries and wages	$7,148	$7,323	$(175)	-2.4%
Labor insurance expenses	2,412	2,552	(140)	-5.5%
Maintenance and repair expenses	1,215	931	284	30.5%
Property and other taxes	1,013	1,599	(586)	-36.6%
Provision of allowance for doubtful accounts	887	893	(6)	-0.7%
Office expense	3,044	2,889	155	5.4%
Depreciation and amortization expense	1,490	1,442	48	3.3%
Listing expenses (1)	2,153	1,566	587	37.5%
Others expenses	399	348	51	14.7%
Total	$19,761	$19,543	$218	1.1%

(1)	Listing expenses consisted of the costs associated with legal, accounting and auditing fees for operating a public company. The expenses also included share-based compensation expense for options granted to independent directors. The increase in listing expenses in 2018 was primarily due to the professional service fees incurred related to the going-private transaction which has been terminated.

General and administrative expenses were $19.8 million for the year ended December 31, 2018. As compared to $19.5 million for the year ended December 31, 2017, there was an increase of $0.3 million, or 1.5%, which was mainly due to the increase in listing expenses by $0.6 million and the decrease in labor expenses by $0.3 million.

Research and Development Expenses

Research and development expenses, “R&D” expenses, were $33.6 million for the year ended December 31, 2018 consistent with $33.5 million for the year ended December 31, 2017.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. In the past several years, the Company has continued to purchase advanced manufacturing equipment for newly developed products, hiring senior technicians and actively seeking external technical support.

Operating (Loss)/Income

Loss from operations was $2.9 million for the year ended December 31, 2018 as compared to operating income of $19.3 million for the year ended December 31, 2017, representing a decrease in operating income of $22.2 million, which was mainly due to a decrease of $19.2 million in gross profit and a decrease of $3.7 million in gain on other sales.

Other Income, Net

Other income, net was $1.2 million for the year ended December 31, 2018 as compared to $0.7 million for the year ended December 31, 2017, representing an increase of $0.5 million, or 71.4%, primarily due to an increase in government subsidies recognized in 2018.

Interest Expense

Interest expense was $2.9 million for the year ended December 31, 2018 as compared to $1.8 million for the year ended December 31, 2017, representing an increase of $1.1 million, or 61.1%, primarily due to the new bank and government loan borrowed in 2018 and higher interest rates.

Financial Income, Net

Financial income, net was $2.2 million for the year ended December 31, 2018, consistent with $2.2 million for the year ended December 31, 2017.

(Loss)/Income Before Income Tax Expenses and Equity in Earnings of Affiliated Companies

Loss before income tax expenses and equity in earnings of affiliated companies was $2.5 million for the year ended December 31, 2018 compared with income before income tax expenses and equity in earnings of affiliated companies of $20.4 million for the year ended December 31, 2017, representing a decrease in income of $22.9 million, including a decrease in income from operations of $22.2 million, an increase in other income of $0.5 million and an increase in interest expenses of $1.1 million.

Income Taxes

Income tax benefit was $1.5 million for the year ended December 31, 2018 compared to income tax expense of $41.6 million for the year ended December 31, 2017, representing a decrease in income tax expense of $43.1 million. The decrease in 2018 resulted primarily from a one-time transition tax of $35.6 million recognized in the fourth quarter of 2017 mandated by the U.S. Tax Reform. In addition, withholding tax of $3.9 million was accrued in the fourth quarter of 2017 since the Company plans to distribute dividends from its PRC subsidiaries to the Company in order to fund the payment of such one-time transition tax. Excluding the one-time transition tax and the withholding tax discussed above, income tax benefit was mainly due to the additional R&D expenses super-deduction in calculating China entities’ taxable income allowed in 2018 according to China’s new tax regulation.

Net Income/(Loss)

Net income was $0.1 million for the year ended December 31, 2018, compared with net loss of $18.6 million for the year ended December 31, 2017, representing an increase in net income of $18.7 million, mainly due to a decrease in income before income tax expenses of $22.9 million, a decrease in income tax expenses of $43.0 million and a decrease in equity in earnings of affiliated companies of $1.5 million.

Net (Loss)/Income Attributable to Non-controlling Interests

The Company recorded a net loss attributable to non-controlling interests of $2.3 million for the year ended December 31, 2018, compared to net income of $0.7 million for the year ended December 31, 2017.

Net Income/(Loss) Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company was $2.4 million for the year ended December 31, 2018. As compared to net loss attributable to parent company of $19.3 million for the year ended December 31, 2017, there was an increase in net income attributable to parent company of $21.7 million, mainly resulting from the increase in net income of $18.7 million and an increase in net loss attributable to non-controlling interests of $3.0 million.

PRIVATIZATION PROPOSAL

On August 2, 2017, the Company issued a press release announcing the appointment by the special committee (the “Special Committee”) of the

Company’s board of directors of HoulihanLokey Capital, Inc. as its financial advisor and Kirkland & Ellis as its U.S. legal counsel in connection with its review and evaluation of the previously announced preliminary non-binding proposal letter (the “Proposal”) that the Company’s board of directors received on May 14, 2017 from Mr. Hanlin Chen, the Chairman of the board of directors of the Company, relating to a possible “going private” transaction, as well as in connection with its review and evaluation of any other sale, merger, business combination or other corporate transaction, with Mr. Chen or any other party, and any other strategic alternatives. In connection with the Proposal, the Company incurred expenses primarily due to professional service fees related to the Proposal. In addition, the Company paid a supplemental director fee to each of Mr. Arthur Wong, Mr. Guangxun Xu and Mr. Robert Tung of approximately $9,333 per month over a period of ten months from May 2017 to February 2018 to compensate them in connection with their evaluation of the Proposal. The aggregate amount of such supplemental director fees paid was $279,990. In connection with the appointment of the Special Committee of independent directors to evaluate the privatization proposal, the Company’s management studied the fees payable to members of the special committee in over 25 privatization bids. Based on that information, the Company’s management determined that the aggregate fees paid by companies to members of a special committee in connection with a going-private transaction ranged from $75,000 to $440,000, with an average of $244,176 and a median of $220,000. For the more recent transactions, the aggregate fees ranged from $200,000 to $650,000, with an average of $487,000. Considering the size and complexity of the Company, the Company’s management determined to cap the fees payable to the Special Committee at $280,000, even if the privatization transaction were to take more than ten months to complete.

On August 16, 2018, as previously announced, the Special Committee received a notice of withdrawal of the Proposal.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of December 31, 2018, the Company had cash and cash equivalents and short-term investments of $103.9 million, compared with $94.1 million as of December 31, 2017, an increase of $9.8 million, or 10.4%. Short-term investments included pledged short-term investments of nil and $2.0 million, respectively, as of December 31, 2018 and 2017.

The Company had working capital (current assets less current liabilities) of $154.1 million as of December 31, 2018, compared with $159.1 million as of December 31, 2017, representing a decrease of $5.0 million, or 3.1%.

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

The Company had short-term loans of $61.0 million, long-term loans of $0.3 million and bankers’ acceptance notes of $81.0 million as of December 31, 2018.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances is expected to be reduced by approximately $12.0 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $12.0 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $8.2 million, which is 68.3%, the mortgage ratio, of $12.0 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of December 31, 2018, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD).

	Bank	Due Date	Amount Available (4)	Amount Used(2)	Assessed Mortgage Value(3)

1. Comprehensive credit facilities	Hubei Bank	Nov 2019	26,227	17,551	54,984

2. Comprehensive credit facilities	Shanghai Pudong Development Bank(1)	Jan 2019	17,485	13,666	17,046

3. Comprehensive credit facilities	China CITIC Bank (1)	Jul 2019	3,351	2,186	5,388
	China CITIC Bank	Oct 2019	74,309	53,783	25,204

4. Comprehensive credit facilities	China Everbright Bank	Dec 2019	4,371	4,368	7,461

5. Comprehensive credit facilities	Bank of Chongqing	Sep 2021	729	297	2,276

6. Comprehensive credit facilities	Bank of China(1)	Sep 2019	19,087	9,565	-

Total			$145,559	$101,416	$112,359

(1)	The comprehensive credit facilities with Shanghai Pudong Development Bank were required to be guaranteed by Jielong and Hubei Henglong in addition to the above pledged assets. These facilities expired in January 2019, the Company is currently in the process of negotiating with the bank to renew the credit facilities. The comprehensive credit facilities with China CITIC Bank were required to be guaranteed by Henglong and Hubei Henglong, in addition to the above pledged assets. Comprehensive credit facilities with Bank of China are required to be guaranteed by Hubei Henglong.

(2)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $53.6 million and notes payable of $47.7 million as of December 31, 2018. The remainder of $7.6 million of government loans and $33.3 million of notes payable was secured by bank notes or time deposits without utilization of credit lines.

(3)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of December 31, 2018, the pledged assets included $11.0 million accounts and notes receivable and other pledged assets with assessed value of $101.4 million.

(4)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	The pledged cash deposits were not included in the assessed mortgage value.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company renewed its existing short-term loans and borrowed new loans during 2018 at annual interest rates ranging from 3.5% to 5.7%, and the Company’s loan terms range from 6 months to 36 months. The large spread in interest rates was due to the different lenders (interest rates for government loans are normally lower than for commercial bank loans). Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1.	Equipment with an assessed value of approximately $55.0 million as security for its revolving comprehensive credit facility with Hubei Bank.

2.	Land use rights and buildings with an assessed value of approximately $17.0 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.

3.	Land use rights and buildings with an assessed value of approximately $5.4 million as security for its comprehensive credit facility with China CITIC Bank Shenyang Branch.

Land use rights and buildings with an assessed value of approximately $14.2 million as security for its comprehensive credit facility with China CITIC Bank Wuhan Branch.

4.	Land use rights and buildings with an assessed value of approximately $7.5 million as security for its comprehensive credit facility with China Everbright Bank.

5.	Land use rights and buildings with an assessed value of approximately $2.3 million as security for its comprehensive credit facility with Bank of Chongqing.

Short-term and Long-term Loans

The following table summarizes the contract information of short-term and long-term borrowings between the banks, government and the Company as of December 31, 2018 (figures are in thousands of USD).

Bank Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
Wuhu Municipal Science and Technology Bureau	Working Capital	Nov 13, 2017	36	4.75%	Pay quarterly	Nov 12, 2020	291

China CITIC Bank(1)	Working Capital	Jan 31, 2018	12	5.22%	Pay monthly	Jan 31, 2019	1,457

China CITIC Bank	Working Capital	Aug 10, 2018	12	3.93%	Pay in arrear	Aug 9, 2019	1,682

China CITIC Bank	Working Capital	Aug 10, 2018	12	3.84%	Pay in arrear	Aug 9, 2019	3,927

China CITIC Bank	Working Capital	Aug 21, 2018	12	3.63%	Pay in arrear	Aug 20, 2019	3,373

China CITIC Bank	Working Capital	Aug 21, 2018	12	3.98%	Pay in arrear	Aug 20, 2019	7,003

China CITIC Bank	Working Capital	Aug 22, 2018	12	3.98%	Pay in arrear	Aug 20, 2019	3,782

China CITIC Bank	Working Capital	Aug 23, 2018	12	3.79%	Pay in arrear	Aug 22, 2019	2,807

China CITIC Bank	Working Capital	Sep 6, 2018	12	4.01%	Pay in arrear	Sep 5, 2019	1,106

China CITIC Bank	Working Capital	Sep 7, 2018	12	3.95%	Pay in arrear	Sep 6, 2019	841

Shanghai Pudong Development Bank	Working Capital	Sep 21, 2018	10	5.23%	Pay monthly	Jul 20, 2019	4,371

Shanghai Pudong Development Bank	Working Capital	Sep 21, 2018	10	5.23%	Pay monthly	Jul 20, 2019	1,894

China CITIC Bank	Working Capital	Sep 26, 2018	6	5.70%	Pay monthly	Mar 26, 2019	10,199

Financial Bureau of Jingzhou Development Zone	Working Capital	Sep 27, 2018	9	3.48%	Pay in arrear	Jun 28, 2019	7,285

Hubei Bank	Working Capital	Oct 19, 2018	12	5.22%	Pay monthly	Oct 19, 2019	2,914

Bank of Chongqing	Working Capital	Oct 29, 2018	12	5.66%	Pay monthly	Oct 28, 2019	202

Bank of China	Working Capital	Nov 23, 2018	12	4.57%	Pay monthly	Nov 22, 2019	2,914

China CITIC Bank	Working Capital	Nov 28, 2018	7	5.22%	Pay monthly	Jul 8, 2019	2,186

Bank of China	Working Capital	Dec 19, 2018	12	4.57%	Pay monthly	Dec 18, 2019	2,914

Bank of Chongqing	Working Capital	Dec 28, 2018	12	5.66%	Pay monthly	Dec 24, 2019	95
Total							$61,243

(1)	This bank loan was repaid on January 31, 2019.

The Company must use the loans for the purpose described in the table. For the bank loans of $4.4 million and $1.9 million, respectively, with Shanghai Pudong Development Bank, the bank loans of $1.5 million and $10.2 million, respectively, with China CITIC Bank, and the government loan of $0.3 million with Wuhu Municipal Science and Technology Bureau, if the Company fails to do so, it will be charged penalty interest at 100% of the specified loan rate listed in the table above or early repayment will be triggered. For the bank loans of $2.9 million and $2.9 million, respectively, with Bank of China, if the Company fails to do so, it will be charged penalty interest at 50% of the specified loan rate listed in the table above or early repayment will be triggered. The Company has to pay interest at the interest rate described in the table on the 20th of each month, quarter or semiannual period, as applicable. If the Company fails to do so, it will be charged compound interest at the specified rate in the above table. The Company has to repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged penalty interest at 30% of the specified loan rate for bank loans with Bank of China, and penalty interest at 50% of the specified loan rate for bank loans with other banks.

The Company had complied with such financial covenants as of December 31, 2018, and management believes it will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of December 31, 2018 (figures are in thousands of USD):

			Amount Payable on
Purpose	Term (Month)	Due Date	Due Date
Working Capital (1)	6	Jan, 2019	$12,739
Working Capital (1)	6	Feb, 2019	13,120
Working Capital (1)	6	Mar, 2019	14,592
Working Capital	6	Apr, 2019	14,504
Working Capital	6	May, 2019	12,581
Working Capital	6	Jun, 2019	13,497
Total			$81,033

(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of December 31, 2018, and management believes it will continue to comply with them.

Cash flows

(a)	Operating Activities

Net cash provided by operating activities for the year ended December 31, 2018 was $12.5 million, compared with $48.9 million for the year ended December 31, 2017, representing a decrease of $36.4 million, which was mainly due to the net effect of (1) the increase in net income excluding non-cash items by $17.8 million primarily because of the one-time transition tax of $35.6 million recognized in the fourth quarter of 2017 and a decrease in income before income tax expenses and equity in earnings of affiliated companies of $22.9 million and (2) the decrease in cash inflows from movements of operating assets and liabilities by $54.2 million, which includes the net effect of (i) the decrease in cash inflows due to the movement of accounts and notes receivable by $3.4 million compared to 2017, (ii) the increase in cash outflows due to the movement of advance payments and others by $3.3 million, (iii) the increase in cash outflows due to the movement of inventories by $5.7 million, (iv) the increase in cash outflows due to the movement of accounts and notes payable by $25.0 million, (v) the increase in cash outflows due to the movement of customer deposits by $0.7 million, (vi) the increase in cash outflows due to the movement of accrued payroll and related costs by $2.2 million, (vii) the increase in cash inflows due to the movement of accrued expenses and other payables by $8.3 million and (viii) the decrease in cash inflows due to the movement of tax payable by $22.0 million.

(b)	Investing Activities

The Company had net cash of $2.5 million provided in investment activities during the year ended December 31, 2018, compared with net cash used of $47.3 million in 2017, representing an increase of $49.8 million, which was mainly due to the net effect of (1) an increase in cash inflows due to the government subsidy received for purchase of property, plant and equipment by $1.3 million, (2) a decrease in cash received from property, plant and equipment sales of $1.2 million, (3) a decrease in cash paid to acquire property, plant and equipment of $1.3 million, (4) a decrease in cash paid to purchase short-term investments by $9.2 million, (5) a decrease in cash received from proceeds from maturities of short-term investments by $1.6 million, (6) a decrease in cash paid to equity investment by $1.6 million, (7) a decrease in a loan to a related party of $29.0 million and (8) an increase in the proceed from repayment of a loan to a related party by $9.8 million.

(c)	Financing Activities

During the year ended December 31, 2018, the Company had net cash of $10.1 million provided by financing activities, compared to net cash of $28.5 million provided by financing activities for 2017, representing a decrease of $18.4 million, which was mainly due to the net effect of (1) an increase in the cash received from government and bank loans by $6.7 million, (2) an increase in repayments of bank loans of $49.0 million, (3) an increase in cash inflows due to the proceeds from sale and leaseback transactions by $11.8 million, (4) an increase in repayment of finance lease by $3.2 million, (5) an increase in cash received from capital contributions by non-controlling interest holders of $15.7 million and (6) an increase in payments to broker agents for future repurchases of common stock by $0.3 million.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2018 and 2017, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

At December 31, 2018, the Company did not enter into any other commitments except those cash requirements disclosed in the Liquidity and Capital Resources section.

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

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. During 2018, the Company mainly supplied products to North America and settled in cash in U.S. dollars. As a result, appreciation or currency fluctuation of the RMB against the U.S. dollar would increase the cost of export products, and adversely affect the Company’s financial performance.

In July 2005, the Chinese government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During December 2017 to December 2018, the exchange rate between RMB and U.S. dollar depreciated from RMB1.00 to $0.1513 to RMB1.00 to $0.1454. The depreciation of the RMB may continue. Significant depreciation of the RMB is likely to decrease the Company’s income generated from China.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 2 to the Consolidated Financial Statements.

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

The Company considers an accounting estimate to be critical if:

•	it requires the Company to make assumptions about matters that were uncertain at the time it was making the estimate; and

•	changes in the estimate or different estimates that the Company could have selected would have had a material impact on the Company’s financial condition or results of operations.

The table below presents information about the nature and rationale for the Company critical accounting estimates:

Critical
Balance Sheet	Estimate		Assumptions/Approaches
Caption	Item	Nature of Estimates Required	Used	Key Factors
Accrued liabilities and other long-term liabilities	Warranty obligations	Estimating warranty requires the Company to forecast the resolution of existing claims and expected future claims on products sold. OEMs are increasingly seeking to hold suppliers responsible for product warranties, which may impact the Company’s exposure to these costs.	The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	•OEM sourcing •OEM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments	The Company is required from time-to-time to review the recoverability of certain of its assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	•Future production estimates •Customer preferences and decisions

Accounts receivable	Allowance for doubtful accounts	The Company is required from time to time to review the credit of customers and make timely provision of allowance for doubtful accounts.	The Company estimates the collectability of the receivables based on the future cash flows using historical experiences.	•Customer credit

Inventory	Provision for inventory impairment	The Company is required from time to time to review the turnover of inventory based on projections of anticipated future cash flows, including provision of inventory impairment for over market price and undesirable inventories.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	•Future production estimates •Customer preferences and decisions

Deferred income taxes	Recoverability of deferred tax assets	The Company is required to estimate whether recoverability of its deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.	The Company uses historical and projected future operating results, based upon approved business plans, including a review of the eligible carry forward period, tax planning opportunities and other relevant considerations.	•Tax law changes •Variances in future projected profitability, including by taxing entity

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

The value of the RMB fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the RMB is not readily convertible into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of RMB into foreign currencies such as the U.S. dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On December 31, 2018 and 2017, the exchange rates of RMB against U.S. dollar were RMB1.00 to $0.1454 and RMB1.00 to $0.1513, respectively. Any significant future appreciation of the RMB is likely to decrease the amount of export products, thus decreasing the Company’s income generated from overseas.

In order to mitigate the currency exchange rate risk, the Company has inserted a currency exchange rate fluctuation compensation provision in its sales contracts with its international customers to the effect that both parties will bear 50% of such loss when the fluctuation is over 8% within that contract year.

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not require collateral or other security to support client receivables since most of its customers are large, well-established companies. The Company's credit risk is also mitigated because its customers are all selected enterprises supported by the local government. One customer, Fiat Chrysler North America, accounted for more than 10% (18.6%) of the Company’s consolidated revenues in 2018. The Company maintains an allowance for doubtful accounts for any potential credit losses related to its trade receivables. The Company does not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies and the Company does not hold or issue derivative financial instruments for trading or speculative purposes.

INTEREST RATE RISK

The Company’s exposure to changes in interest rates results primarily from its credit facility borrowings. As of December 31, 2018, the Company had nil of outstanding indebtedness, which is subject to interest rate fluctuations.

The Company’s level of outstanding indebtedness fluctuates from time to time and may result in additional payable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)	The financial statements required by this item begin on page 62.
(b)	Selected quarterly financial data for the past two years are summarized in the following table (figures are in thousands of USD, except those for items headed “Basic” and “Diluted”):

	Quarterly Results of Operations
	First		Second		Third		Fourth
	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$134,018	$119,308	$125,782	$117,660	$112,084	$118,365	$124,274	$143,730
Gross profit	21,639	21,629	17,021	24,061	15,366	22,487	11,387	16,457
Income/(loss) from operations	4,594	7,230	584	11,071	1,830	4,919	(9,916)	(3,950)
Net income/(loss)	4,032	5,938	996	8,881	378	5,228	(5,327)	(38,686)
Net (loss)/income attributable to non-controlling interest	(280)	224	149	(40)	1	169	(2,168)	354
Net income/(loss) attributable to parent company’s common shareholders	4,312	5,714	847	8,921	377	5,059	(3,159)	(39,040)
Net income/(loss) attributable to parent company’s common shareholders per share-
Basic	$0.14	$0.18	$0.03	$0.28	$0.01	$0.16	$(0.10)	$(1.23)
Diluted	$0.14	$0.18	$0.03	$0.28	$0.01	$0.16	$(0.10)	$(1.23)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2018 and determined that internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2018. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)

Hanlin Chen	61	Chairman of the Board

Robert Tung	62	Director

Guangxun Xu	68	Director

Arthur Wong	59	Director

Qizhou Wu	54	Chief Executive Officer and Director

Jie Li	49	Chief Financial Officer

Andy Tse	48	Senior Vice President

Yijun Xia	56	Vice President

Haimian Cai	55	Vice President

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

Arthur Wong has been an independent director of the Company since May 2012 and is the chairman of the audit committee and a member of the compensation and nominating committees of the Board of Directors. Mr. Wong became an independent director of Canadian Solar Inc. (NASDAQ: CSIQ) effective March 2019. Mr. Wong is currently an independent director and chairman of the audit committee of Daqo New Energy Corp. (NYSE: DQ) and China Maple Leaf Educational Systems Limited (HKSE: 1317). Mr. Wong was formerly the chief financial officer of GreenTree Inns Hotel Management Group, Nobao Renewable Energy, and Asia New-Energy. Prior to that, he worked at Deloitte Touche Tohmatsu from 1982 to 2008, in that firm’s San Jose, Hong Kong and Beijing offices, and most recently as a partner in the Beijing office. Mr. Wong received a Bachelor of Science in Applied Economics degree from the University of San Francisco and was awarded a Higher Diploma of Accountancy from Hong Kong Polytechnic. His professional affiliations include being a member of the American Institute of Certified Public Accountants, the Hong Kong Institute of Certified Public Accountants and the Chartered Association of Certified Accountants.

Robert Tung has been an independent director of the Company since September 2003. He is a member of the audit and nominating committees, and the chairman of the compensation committee of the Board of Directors.  Mr. Tung has been consulting in the crude oil and refined oil products business, including fuel oil, diesel and jet fuels and trading in the energy sector in the past fifteen years. Mr. Tung was granted the Grand China sales representative position from TRI Products, Inc., a well-known North American scrap metals, scrap plastics, and spent battery supplier. Mr. Tung is currently developing the "green" produce distribution channels for the Taiwanese markets and working on in incorporating Artificial Intelligence technologies into language learning products.

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

COMPENSATION DISCUSSION AND ANALYSIS

In 2003, the Board of Directors established a Compensation Committee consisting only of independent Board members, which is responsible for setting the Company’s policies regarding compensation and benefits and administering the Company’s benefit plans. At the end of fiscal year 2018, the Compensation Committee consisted of Mr. Robert Tung, Mr. Guangxun Xu and Mr. Arthur Wong. The members of the Compensation Committee approved the amount and form of compensation paid to executive officers of the Company and set the Company’s compensation policies and procedures during these periods.

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

The Company’s Board of Directors and Compensation Committee have approved the current salaries for executives: RMB 2.5 million (equivalent to approximately $ 0.38 million) for the Chairman, RMB 1.6 million (equivalent to approximately $ 0.25 million) for the CEO, and RMB 1.0 million (equivalent to approximately $ 0.15 million) individually for other officers in 2018.

Performance Bonus

a.	Grantees: Mr. Hanlin Chen, Mr. Qizhou Wu, Mr. Andy Tse, Mr. Jie Li, and Mr. Yijun Xia.

b.	Conditions: based on the Company’s consolidated financial statements, (i) the year over year growth rate of sales for 2018 must be 5% or higher; or (ii) the year over year growth rate of sales for 2018 must be 10% or higher;

c.	Bonus: If condition (i) is satisfied, 25% of each officer’s annual salary in 2018. If condition (ii) is satisfied, 50% of each officer’s annual salary in 2018.

The Company did not award any performance bonus for each Named Executive Officer in 2018 as the Company did not reach the above conditions.

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

There were no stock options granted to management in 2018.

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

Compensation Tables

Executive Officers

The compensation that Named Executive Officers received for their services for fiscal years ended 2018 and 2017 were as follows (figures are in thousands of USD):

Name and principal position	Year	Salary (1)	Bonus (2)	Option Awards (3)	Total
Hanlin Chen (Chairman)	2018	$246	$-	$-	$246
	2017	$246	$62	$-	$308

Qizhou Wu (CEO)	2018	$164	$-	$-	$164
	2017	$164	$41	$-	$205

Jie Li (CFO)	2018	$98	$-	$-	$98
	2017	$98	$25	$-	$123

Haimian Cai (Vice President)	2018	$150	$-	$-	$150
	2017	$150	$-	$-	$150

(1)	Salary – Please refer to Base Salary disclosed under “Elements of compensation” section above for further details.

(2)	Bonus – Please refer to Performance Bonus disclosed under “Elements of compensation” section above for further details.

(3)	Option Awards – Please refer to Stock Option Awards disclosed under “Elements of compensation” section above for further details.

Compensation for Directors

Based on the number of the board of directors’ service years, workload and performance, the Company decides on their pay. The management believes that the pay for the members of the Board of Directors was appropriate as of December 31, 2018. The compensation that directors received for serving on the Board of Directors for fiscal year 2018 was as follows (figures are in thousands of USD):

Name	Fees earned or paid in cash	Option awards (1)	Total
Robert Tung	$65	$8	$73
Guangxun Xu	$59	$8	$67
Arthur Wong	$65	$8	$73

(1)	Other than the cash payment based on the number of a director’s service years, workload and performance, the Company grants 7,500 option awards to each director every year. In accordance with ASC Topic 718, the cost of the above mentioned stock options issued to directors was measured on the grant date based on their fair value. The fair value is determined using the Black-Scholes option pricing model and certain assumptions.

The cost of the above-mentioned compensation paid to directors was measured based on investment, operating, technology, and consulting services they provided. All other directors did not receive compensation for their service on the Board of Directors.

In addition, in the year ended December 31, 2018, in connection with the evaluation of the privatization proposal, each of Mr. Arthur Wong, Mr. Guangxun Xu and Mr. Robert Tung was paid a supplemental director fee of approximately $9,333 per month over a period of ten months from May 2017 to February 2018. The aggregate amount of such supplemental director fees paid during the year ended December 31, 2018 was $55,998. In connection with the appointment of the Special Committee of independent directors to evaluate the privatization proposal, the Company’s management studied the fees payable to members of the special committee in over 25 privatization bids. Based on that information, the Company’s management determined that the aggregate fees paid by companies to members of a special committee in connection with a going-private transaction ranged from $75,000 to $440,000, with an average of $244,176 and a median of $220,000. For the more recent transactions, the aggregate fees ranged from $200,000 to $650,000, with an average of $487,000. Considering the size and complexity of the Company, the Company’s management determined to cap the fees payable to the Special Committee at $280,000, even if the privatization transaction were to take more than ten months to complete.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose of or direct the disposition of, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 31,626,604 shares of common stock outstanding at December 31, 2018 (exclusive of 711,698 shares of treasury stock).

Name/Title	Total Number of Shares	Percentage Ownership
Hanlin Chen, Chairman (1)	17,849,014	56.44%
Li Ping Xie(1)	17,849,014	56.44%
Wiselink Holdings Limited, “Wiselink” (1)	17,849,014	56.44%
Qizhou Wu, CEO and Director	1,325,136	4.19%
Robert Tung, Director	7,500	0.02%
Arthur Wong, Director	3,000	0.01%
Haimian Cai, Director	-	-%
Jie Li, CFO(2)	124,997	0.40%
Tse Andy, Sr. VP	400,204	1.26%
Yijun Xia, VP	17,200	0.05%

All Directors and Executive Officers (8 persons)	19,727,051	62.37%

(1)	These 17,849,014 shares of common stock include: (i) 13,322,547 shares of common stock beneficially owned by Mr. Hanlin Chen; (ii) 1,502,925 shares of common stock beneficially owned by Ms. Liping Xie, Mr. Hanlin Chen’s wife; and (iii) 3,023,542 shares of common stock beneficially owned by Wiselink, a company controlled by Mr. Hanlin Chen.

(2)	Includes 50,000 shares held as nominee for Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. On October 13, 2014, the Company issued 4,078,000 of its common shares in a private placement to nominee holders of Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. for the acquisition of the 19.0% and 20.0% equity interest in Jiulong and Henglong held by Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd., respectively. All of the nominee holders of Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. are unrelated parties except for Mr. Jie Li (CFO).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

The following table sets forth the aggregate fees for professional audit services rendered by PricewaterhouseCoopers for the audit of the Company’s annual financial statements and other services provided in the fiscal years 2018 and 2017. The Audit Committee has approved all of the following fees (figures are in thousands of USD):

	Fiscal Year Ended
	2018	2017
Audit Fees	$674	$708
Other Fees	104	80
Total Fees	$778	$788

AUDIT COMMITTEE’S PRE-APPROVAL POLICY

During the fiscal years ended December 31, 2018 and 2017, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS

1.	Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers ZhongTian LLP

2.	Consolidated Balance Sheets as of December 31, 2018 and 2017

3.	Consolidated Statements of Income for the years ended December 31, 2018 and 2017

4.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017

5.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017

6.	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

7.	Notes to Consolidated Financial Statements

(b) EXHIBITS

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit
Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002)

10.5	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006)

10.20	Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed on April 2, 2008)

10.21	English Translation of the Sino-Foreign Equity Joint Venture Contract dated January 24, 2010 between Great Genesis Holdings Limited and Beijing Hainachuan Auto Parts Co., Ltd. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2010 filed on March 25, 2010)

21	Schedule of Subsidiaries (incorporated by reference to Note 1 of the consolidated financial statements of the Company in this Annual Report on Form 10-K)

23.1	Consent of PricewaterhouseCoopers ZhongTian LLP*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 28, 2019, formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income;
(iii)	Consolidated Statements of Comprehensive Income;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Related notes.

*	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: March 28, 2019		/s/ Qizhou Wu

	Name:	Qizhou Wu

	Title:	Chief Executive Officer and President

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

Dated: March 28, 2019		/s/ Hanlin Chen
	Name:	Hanlin Chen
	Title:	Chairman and Director

Dated: March 28, 2019		/s/ Qizhou Wu
	Name:	Qizhou Wu
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: March 28, 2019		/s/ Jie Li
	Name:	Jie Li
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 28, 2019		/s/ Robert Tung
	Name:	Robert Tung
	Title:	Director

Dated: March 28, 2019		/s/ Guangxun Xu
	Name:	Guangxun Xu
	Title:	Director

Dated: March 28, 2019		/s/ Arthur Wong
	Name:	Arthur Wong
	Title:	Director

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO BOARD OF DIRECTORS AND STOCKHOLDERS OF

CHINA AUTOMOTIVE SYSTEMS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Automotive Systems, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income or loss, of comprehensive income or loss, of changes in stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 28, 2019

We have served as the Company's auditor since 2010.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands of USD, except share and per share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$86,346	$64,558
Pledged cash	29,623	31,535
Short-term investments	17,543	29,587
Accounts and notes receivable, net - unrelated parties	237,519	274,989
Accounts and notes receivable, net - related parties	18,825	19,086
Advance payments and others - unrelated parties	16,270	12,790
Advance payments and others - related parties	1,281	20,841
Inventories	88,021	79,217
Total current assets	495,428	532,603
Non-current assets:
Property, plant and equipment, net	129,853	126,033
Intangible assets, net	605	661
Other receivables, net - unrelated parties	1,799	2,188
Advance payment for property, plant and equipment - unrelated parties	6,135	9,657
Advance payment for property, plant and equipment - related parties	8,723	5,264
Long-term investments	32,620	27,596
Deferred tax assets	15,336	13,367
Total assets	$690,499	$717,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank and government loans	$60,952	$72,711
Accounts and notes payable - unrelated parties	205,643	233,048
Accounts and notes payable - related parties	4,477	7,168
Customer deposits	750	1,128
Accrued payroll and related costs	7,346	8,577
Accrued expenses and other payables	47,032	40,127
Accrued pension costs	3,282	4,051
Taxes payable	11,137	5,927
Amounts due to shareholders/directors	317	343
Advances payable (current portion)	364	383
Total current liabilities	341,300	373,463
Long-term liabilities:
Long-term government loan	291	306
Advances payable	1,654	359
Other long-term payable	8,726	-
Deferred tax liabilities	4,198	4,393
Long-term taxes payable	29,503	32,719
Total liabilities	385,672	411,240
Commitments and Contingencies (Note 31)
Stockholders’ Equity
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued - 32,338,302 and 32,338,302 shares at December 31, 2018 and 2017, respectively	3	3
Additional paid-in capital	64,429	64,406
Retained earnings-
Appropriated	11,104	10,707
Unappropriated	211,439	209,459
Accumulated other comprehensive income	1,855	17,780
Treasury stock - 711,698 and 694,298 shares at December 31, 2018 and 2017, respectively	(2,953)	(2,907)
Total parent company stockholders’ equity	285,877	299,448
Non-controlling interests	18,950	6,681
Total stockholders’ equity	304,827	306,129
Total liabilities and stockholders’ equity	$690,499	$717,369

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Income or Loss

(In thousands of USD, except share and per share amounts)

	Year Ended December 31,
	2018	2017

Net product sales ($37,606 and $37,583 sold to related parties for the years ended December 31, 2018 and 2017)	$496,158	$499,063
Cost of products sold ($25,558 and $28,994 purchased from related parties for the years ended December 31, 2018 and 2017)	430,745	414,429
Gross profit	65,413	84,634
Net gain on other sales	3,940	7,635
Operating expenses:
Selling expenses	18,949	19,912
General and administrative expenses	19,761	19,543
Research and development expenses	33,551	33,544
Total operating expenses	72,261	72,999
Operating (loss)/income	(2,908)	19,270
Other income, net	1,173	678
Interest expense	(2,928)	(1,753)
Financial income, net	2,162	2,180
(Loss)/income before income tax expenses and equity in earnings of affiliated companies	(2,501)	20,375
Less: Income taxes	(1,465)	41,633
Add: Equity in earnings of affiliated companies	1,115	2,619
Net income/(loss)	79	(18,639)
Net (loss)/income attributable to non-controlling interest	(2,298)	707
Net income/(loss) attributable to parent company’s common shareholders	2,377	(19,346)

Net income/(loss) attributable to parent company’s common shareholders per share -
Basic	$0.08	$(0.61)

Diluted	$0.08	$(0.61)

Weighted average number of common shares outstanding -
Basic	31,643,813	31,644,004
Diluted	31,645,594	31,646,897

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income or Loss

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2018	2017

Net income/(loss)	$79	$(18,639)
Other comprehensive (loss)/income:
Foreign currency translation (loss)/income	(16,548)	19,384
Comprehensive (loss)/income	(16,469)	745
Comprehensive (loss)/income attributable to non-controlling interest	(2,921)	1,352
Comprehensive loss attributable to parent company	$(13,548)	$(607)

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands of USD, except share and per share amounts)

	2018	2017

Common Stock
Balance at January 1, 2018 and 2017 - 32,338,302 and 32,338,302 shares, respectively	$3	$3
Balance at December 31, 2018 and 2017 - 32,338,302 and 32,338,302 shares, respectively	$3	$3

Additional Paid-in Capital
Balance at January 1	$64,406	$64,764
Stock-based compensation	23	100
Acquisition of the non-controlling interest in Brazil Henglong	-	(458)
Balance at December 31	$64,429	$64,406

Retained Earnings - Appropriated
Balance at January 1	$10,707	$10,549
Appropriation of retained earnings	397	158
Balance at December 31	$11,104	$10,707

Unappropriated
Balance at January 1	$209,459	228,963
Net income/(loss) attributable to parent company	2,377	(19,346)
Appropriation of retained earnings	(397)	(158)
Balance at December 31	$211,439	$209,459

Accumulated Other Comprehensive Income/(Loss)
Balance at January 1	$17,780	(892)
Other comprehensive income related to the non-controlling interests acquired by the Company	-	(67)
Net foreign currency translation adjustment attributable to parent company	(15,925)	18,739
Balance at December 31	$1,855	$17,780

Treasury Stock
Balance at January 1, 2018 and 2017 - 694,298 and 694,298 shares, respectively	(2,907)	(2,907)
Repurchase of common stock in 2018 and 2017 - 17,400 shares and nil shares, respectively	(46)	-
Balance at December 31, 2018 and 2017 - 711,698 and 694,298 shares, respectively	$(2,953)	(2,907)

Total parent company stockholders’ equity	$285,877	$299,448

Non-controlling Interest
Balance at January 1	$6,681	$5,412
Net foreign currency translation adjustment attributable to non-controlling interest	(623)	645
Net (loss)/income attributable to non-controlling interest	(2,298)	707
Other comprehensive income related to the non-controlling interests acquired by the Company	-	67
Acquisition of the non-controlling interest in Brazil Henglong	-	458
Contribution by non-controlling shareholder of Henglong KYB	15,728	-
Distribution of retained earnings	(538)	(608)
Balance at December 31	$18,950	$6,681

Total stockholders' equity	$304,827	$306,129

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2018	2017

Cash flows from operating activities:
Net income/(loss)	$79	$(18,639)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	23	100
Depreciation and amortization	16,816	15,358
Deferred income taxes	(2,502)	4,143
Inventory write downs	6,239	5,109
Accrual of provision for doubtful accounts	887	887
Equity in net (earnings) of affiliates	(1,115)	(2,617)
Gain on disposal of fixed assets	(445)	(2,184)
(Increase) decrease in:
Accounts and notes receivable	27,526	30,908
Advance payments and other	(3,790)	(529)
Inventories	(17,853)	(12,156)
Increase (decrease) in:
Accounts and notes payable	(22,491)	2,533
Customer deposits	(346)	411
Accrued payroll and related costs	(964)	1,182
Accrued expenses and other payables	8,893	560
Accrued pension costs	(646)	(331)
Taxes payable	2,215	24,164
Net cash provided by operating activities	12,526	48,899

Cash flows from investing activities:
Purchase of short-term investments	(22,923)	(32,145)
Proceeds from maturities of short-term investments	34,175	35,780
Increase in other receivables	337	198
Cash received from property, plant and equipment sales	1,022	2,231
Government subsidy received for purchase of property, plant and equipment	1,322	-
Cash paid to acquire property, plant and equipment (including $9,207 and $9,791 paid to related parties for the years ended December 31, 2018 and 2017, respectively)	(25,764)	(27,096)
Cash paid to acquire intangible assets	(189)	(201)
Loan to a related party	-	(29,044)
Cash received from repayment of the loan to a related party	20,430	10,591
Investment under equity method	(5,957)	(7,629)
Net cash used in investing activities	2,453	(47,315)

Cash flows from financing activities:
Proceeds from bank and government loans	78,917	72,237
Repayment of bank and government loans	(92,215)	(43,154)
Proceeds from sale and leaseback transaction	11,758	-
Payment to broker agents for repurchase of common stock	(300)	-
Repayments of the borrowing for sale and leaseback transaction	(3,218)	-
Dividends paid to the non-controlling interest holders of non-wholly owned subsidiaries	(524)	(623)
(Decrease) in amounts due to shareholders/directors	(26)	-
Cash received from capital contributions by non-controlling interest holder	15,728	-
Net cash provided by financing activities	10,120	28,460

Cash and cash equivalents affected by foreign currency	(5,223)	4,158
Net increase in cash and cash equivalents	19,876	34,202
Cash, cash equivalents and pledged cash at beginning of year	96,093	61,891
Cash, cash equivalents and pledged cash at end of year	$115,969	$96,093

The accompanying notes are an integral part of these consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Year Ended December 31,
	2018	2017

Cash paid for interest	$3,803	$654
Cash paid for income taxes	$3,717	$4,643

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Non-cash investing activities:

	Year Ended December 31,
	2018	2017

Property, plant and equipment recorded during the year which previously were advance payments	$13,347	$19,879
Accounts payable for acquiring property, plant and equipment	$1,046	$1,180

The accompanying notes are an integral part of these consolidated financial statements

China Automotive Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Organization and Business

China Automotive Systems, Inc., “China Automotive,” was incorporated in the State of Delaware on June 29, 1999 under the name of Visions-In-Glass, Inc. China Automotive, including, when the context so requires, its subsidiaries, is referred to herein as the “Company.” The Company is primarily engaged in the manufacture and sale of automotive systems and components, as described below.

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

The Company owns interests in the following subsidiaries incorporated in the PRC and Brazil as of December 31, 2018 and 2017.

	Aggregate Net Interest
Name of Entity	2018	2017
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [1]	100.00%	100.00%
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc, “USAI” [4]	83.34%	83.34%
Wuhu Henglong Auto Steering System Co., Ltd., “Wuhu” [5]	77.33%	77.33%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [6]	85.00%	85.00%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [9]	70.00%	70.00%
CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong” [10]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [11]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd, “Shanghai Henglong” [12]	100.00%	100.00%
Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”[13]	60.00%	60.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”[14]	66.60%	-

1.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.

2.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

6.	Jielong was established in 2006 and mainly engages in the production and sales of automobile steering columns.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products.

9.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

10.	On August 21, 2012, Brazil Henglong was established by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sale of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

11.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts.

12.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sale of automotive electronics.

13.	In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology.

14.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd. (“Henglong KYB”), which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the years ended December 31, 2018 and 2017, the consolidated financial statements include the accounts of the Company and its subsidiaries, which are described in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Shenyang was formed in 2002, with 70% owned and controlled by the Company, and 30% owned by Shenyang Automotive Industry Investment Corporation, “JB Investment.” The highest authority of Shenyang is its board of directors, which is comprised of seven directors, four of whom, 57%, are appointed by the Company, and three of whom, 43%, are appointed by JB Investment. As for day-to-day operating matters, approval by more than two-thirds of the members of such board of directors, 67%, is required. The chairman of the board of directors is appointed by the Company. In March 2003, the Company and Jinbei entered into an act-in-concert agreement, under which the directors appointed by Jinbei agree to act in concert with the directors appointed by the Company. As a result, the Company obtained control of Shenyang in March 2003. The general manager of Shenyang is appointed by the Company.

USAI was formed in 2005. At December 31, 2018, 83.34% of USAI was owned by the Company, and 16.66% of USAI was owned by Hubei Wanlong Investment Inc., “Hubei Wanlong.” The highest authority USAI is its board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, one of whom, 33%, is appointed by Hubei Wanlong. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. The chairman of such board of directors is appointed by the Company. The general manager of USAI is appointed by the Company.

Jielong was formed in April 2006. As at December 31, 2018, 85% of Jielong was owned by the Company, and 15% of Jielong was owned by Hubei Wanlong. The highest authority of Jielong is its board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, and one of whom, 33%, is appointed by Hubei Wanlong. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. Both the chairman of such board of directors and the general manager of Jielong are appointed by the Company.

Wuhu was formed in May 2006, with 77.33% owned by the Company, and 22.67% owned by Wuhu Chery Technology Co., Ltd., “Chery Technology.” The highest authority of Wuhu is its board of directors, which is comprised of five directors, three of whom, 60%, are appointed by the Company, and two of whom, 40%, are appointed by Chery Technology. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. The directors of the Company and Chery Technology executed an “Act in Concert” agreement, resulting in the Company having voting control in Wuhu. The chairman of such board of directors is appointed by the Company. The general manager of Wuhu is appointed by the Company.

Chongqing Henglong was formed in 2012, with 70% owned by the Company and 30% owned by SAIC-IVECO. The highest authority of the Chongqing Henglong is its board of directors, which is comprised of five directors, three of whom, 60%, are appointed by the Company, and two of whom, 40%, are appointed by SAIC-IVECO. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. In February 2012, the Company and SAIC-IVECO signed an “Act in Concert” agreement. According to the agreement, the directors appointed by SAIC-IVECO agreed to execute the “Act in Concert” agreement with the directors designated by the Company. The chairman of such board of directors and the general manager of Chongqing Henglong are both appointed by the Company.

Brazil Henglong was formed in 2012, with 80% owned by the Company and 20% owned by Mr. Ozias Gaia Da Silva and Mr. Ademir Dal’ Evedove. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction. After the acquisition, the Company owns 95.84% of Brazil Henglong’s shares. The highest authority of Brazil Henglong is its board of directors. In making operational decision, approval by voting rights representing at least 3/4 of the capital, 75%, is required and 95.84% of voting rights were owned by the Company. The chairman of such board of directors is appointed by the Company. The general manager is Mr. Ozias Gaia Da Silva.

In 2014, Jielong formed a subsidiary, Wuhan Chuguanjie, with 85% owned by the Company and 15% owned by Hubei Wanlong. The highest authority of Wuhan Chuguanjie is its board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, and one of whom, 33%, is appointed by Hubei Wanlong. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. Both of the chairman of such board of directors and the general manager of Chuguanjie are appointed by the Company.

In November 2017, Hubei Henglong and other two parties established Jingzhou Qingyan. Hubei Honglong owns 60% of the shares of Jingzhou Qingyan and the remaining shares were owned by the other two parties. The highest authority of Jingzhou Qingyan is its board of directors, which is comprised of five directors, three of whom are appointed by the Company, and two of whom were appointed by the other two parties. As for day-to-day operating matters, approval by at least three-fifths of the members of such board of directors is required. Both of the chairman of the board of directors and the general manager are appointed by the Company.

In August 2018, Hubei Henglong and KYB established Henglong KYB. Hubei Honglong owns 66.6% of the shares of Henglong KYB and the remaining shares are owned by KYB. The highest authority of Henglong KYB is its board of directors, which is comprised of five directors, three of whom are appointed by the Company, and two of whom are appointed by KYB. As for day-to-day operating matters, approval by at least three-fifths of the members of such board of directors is required. The chairman of such board of directors is appointed by the Company and the general manager is appointed by KYB.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company is of the opinion that the significant estimates related to valuation of long term assets and investment, the realizable value of accounts receivable and inventories, the accrual of warranty obligations and the recoverability of deferred tax assets. Actual results could differ from those estimates.

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

Short-term Investments - Short-term investments are comprised of time deposits with terms of three months or more which are due within one year and wealth management financial products with maturities within one year. The carrying values of time deposits approximate fair value because of their short maturities. The interest earned is recognized in the consolidated statements of income over the contractual term of the deposits. The wealth management financial products are measured at fair value and classified as Level 3 within the fair value measurement hierarchy. Changes in the fair value are reflected in other income in the consolidated statements of operations and comprehensive income.

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

Interest Costs Capitalized - Interest costs incurred in connection with borrowings for the acquisition, construction or installation of property, plant and equipment are capitalized and depreciated as part of the asset’s total cost when the respective asset is placed into service. Interest costs capitalized for the years ended December 31, 2018 and 2017, were $0.7 million and $0.7 million, respectively.

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

Long-term Investments – The Company’s long-term investments include investments in corporations and investments in limited partnerships. Investments in corporations which the Company has the ability to exert significant influence are accounted for using the equity method. Investments in limited partnerships which the Company has more than virtually no influence are accounted for using the equity method.

The Company continually reviews its investment to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, including general market conditions, industry-specific or investee-specific reasons, changes in valuation subsequent to the balance sheet date and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the security is written down to fair value. There were no impairment losses for its long-term investment in the years ended December 31, 2018 and 2017.

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

Revenue Recognition - On January 1, 2018, the Company adopted ASC Topic 606 “Revenue from Contracts with Customers”, and all related amendments, using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting practices under ASC Topic 605 “Revenue Recognition”.

Management has determined that the impact of the transition to the new standard is immaterial to the Company’s revenue recognition model since the vast majority of the Company’s revenue recognition is based on point in time transfer of control. Accordingly, the Company has not made any adjustment to opening retained earnings.

Products sales to customers are made pursuant to master agreements entered into between the Company and its customers that provide for transfer of both title and risk of loss upon the Company’s delivery to the location specified in the contracts. The Company’s sales arrangements generally do not contain variable considerations and are short-term in nature. A period of credit term is granted to the customers after the delivery and before making payment. The Company recognizes revenue at a point in time based on management’s evaluation of when the customer obtains control of the products. Revenue is recognized when all performance obligations under the terms of a contract with the customer are satisfied and control of the product has been transferred to the customer. Sales of goods do not include multiple product and/or service elements.

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

Contract Assets and Liabilities

Contract assets, such as costs to obtain or fulfill contracts, are an insignificant component of the Company’s revenue recognition process. The majority of the Company’s cost of fulfillment as a manufacturer of products is classified as inventory, fixed assets and intangible assets, which are accounted for under the respective guidance for those asset types. Other costs of contract fulfillment are immaterial due to the nature of the Company’s products and their respective manufacturing processes.

Contract liabilities are mainly customer deposits.

Customer Deposits

As of December 31, 2018 and 2017, the Company has customer deposits of $0.8 million and $1.1 million, respectively. During the year ended December 31, 2018, $2.5 million was received and $2.8 million (including $1.1 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

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

Sales Taxes - The Company is subject to value added tax, “VAT.” The applicable VAT tax rate is 16% for products sold in the PRC. Products exported overseas are exempted from VAT. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold less VAT paid on purchases made with the relevant supporting invoices. VAT is collected from customers by the Company on behalf of the PRC tax authorities and is therefore not charged to the consolidated statements of income.

Uncertain Tax Positions - In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. As of December 31, 2018 and 2017, the Company has no uncertain tax positions.

Product Warranties - The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the years ended December 31, 2018 and 2017, the warranties activities were as follows (figures are in thousands of USD):

	Year Ended December 31,
	2018	2017
Balance at the beginning of year	$29,033	$26,225
Additions during the year	24,102	23,354
Settlement within the year	(20,599)	(22,034)
Foreign currency translation	(1,451)	1,488
Balance at end of year	$31,085	$29,033

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

Interest Rate Risk - As of December 31, 2018 and 2017, the Company had bank loans of nil and $20.6 million, respectively, which were charged at floating interest rates. The remaining bank loans were charged at fixed interest rates. Management is monitoring the change of floating interest rates. The Company plans to repay the bank loans with floating interest rates when the floating interest rates exceed fixed interest rates, because such bank loans are short-term and the Company has sufficient credit lines with fixed interest rates.

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

Advertising, Shipping and Handling Costs – Advertising, shipping and handling costs are expensed as incurred and recorded in selling expenses. Shipping and handling costs relating to sales of $6.5 million and $7.4 million were included in selling expenses for the years ended December 31, 2018 and 2017, respectively.

Income Per Share - Basic income per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period using the two-class method. Under the two-class method, net income is allocated between ordinary shares and other participating securities, including convertible note holders, if any, based on their participating rights. Diluted income per share is calculated by dividing net income attributable to ordinary shareholders, as adjusted for the effects on income of participating securities as if they were dilutive ordinary shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of ordinary shares issuable upon the conversion of the convertible notes using the if-converted method, and shares issuable upon the exercise of stock options and warrants for the purchase of ordinary shares using the treasury stock method. Ordinary equivalent shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be antidilutive.

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

Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As at December 31, 2018 and 2017, the Company did not have any fair value assets and liabilities classified as Level 1.

Level 2 Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As at December 31, 2018 and 2017, the Company did not have any fair value assets and liabilities classified as Level 2.

Level 3 Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). As at December 31, 2018 and 2017, wealth management financial products were classified as Level 3.

The Company’s financial instruments consist principally of cash and cash equivalents, pledged cash, time deposits, accounts and notes receivable, accounts and notes payable, advance payment or payable, other receivable or payable, accrued expenses and bank loans. As of December 31, 2018 and 2017, the respective carrying values of all financial instruments approximated fair value because any changes in fair value, after considering the discount rate, are immaterial.

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

Foreign Currencies - China Automotive, the parent company, and HLUSA maintain their books and records in United States Dollars, “USD,” which is their functional currency. The Company’s subsidiaries based in the PRC and Genesis maintain their books and records in Renminbi, “RMB,” which is their functional currency. The Company’s subsidiary based in Brazil maintains its books and records in Brazilian reais, “BRL,” which is its functional currency. In accordance with ASC Topic 830, “FASB Accounting Standards Codification”, foreign currency transactions denominated in currencies other than the functional currency are remeasured into the functional currency at the rate of exchange prevailing at the balance sheet date for monetary items. Nonmonetary items are remeasured at historical rates. Income and expenses are remeasured at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period.

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

Certain Relationships and Related Transactions

The following are the related parties of the Company. The major shareholders of the Company directly or indirectly have interests in these related parties:

•	Jingzhou Henglong Fulida Textile Co., Ltd., “ Fulida ”
•	Xiamen Joylon Co., Ltd., “ Xiamen Joylon ”
•	Shanghai Tianxiang Automotive Parts Co., Ltd., “ Shanghai Tianxiang ”
•	Shanghai Jinjie Industrial & Trading Co., Ltd., “ Shanghai Jinjie ”
•	Changchun Hualong Automotive Technology Co., Ltd., “ Changchun Hualong ”
•	Jiangling Tongchuang Machining Co., Ltd., “ Jiangling Tongchuang ”
•	Shanghai Hongxi Investment Inc, “ Hongxi ”
•	Hubei Wiselink Equipment Manufacturing Co., Ltd., “ Hubei Wiselink ”
•	Jingzhou Derun Agricultural S&T Development Co., Ltd., “ Jingzhou Derun ”
•	Jingzhou Tongying Alloys Materials Co., Ltd., “ Jingzhou Tongying ”
•	Wuhan Dida Information S&T Development Co., Ltd., “ Wuhan Dida ”
•	Hubei Wanlong Investment Co., Ltd., “ Hubei Wanlong ”
•	Jingzhou Yude Machining Co., Ltd., “ Jingzhou Yude ”
•	Wiselink Holdings Limited, “ Wiselink ”
•	Beijing Hainachuan HengLong Automotive Steering System Co., Ltd., “ Beijing Henglong ”
•	Honghu Changrun Automotive Parts Co., Ltd., “ Honghu Changrun ”
•	Jingzhou Henglong Real Estate Co., Ltd., “ Henglong Real Estate ”
•	Xiamen Joylon Automotive Parts Co., Ltd., “Xiamen Automotive Parts ”

•	Jingzhou Jiulong Machinery and Electronic Trading Co., Ltd., “ Jiulong Machinery ”
•	Wuhan Tongkai Automobile Motor Co., Ltd., “ Wuhan Tongkai ”
•	Jingzhou Natural Astaxanthin Inc, “Jingzhou Astaxanthin”
•	Hubei Asta Biotech Inc, “Hubei Asta”
•	Shanghai Yifu Automotive Electronics Technology Co., Ltd., “Shanghai Yifu”
•	Suzhou Qingyan Venture Capital Fund L.P, “Suzhou Qingyan”
•	Chongqing Qingyan Venture Capital Fund L.P, “Chongqing Qingyan”
•	Chongqing Jinghua Automotive Intelligent Manufacturing Technology Research Co., Ltd., “Chongqing Jinghua”
•	Jingzhou WiseDawn Electric Car Co., Ltd., “Jingzhou WiseDawn”
•	Hubei Zhirong Automobile Technology Co., Ltd., “Hubei Zhirong”
•	Hubei Tongrun Automotive Parts Industry Development Co., Ltd., “Hubei Tongrun”

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

Short-term Loans Extended to Related Parties - The Company provides short-term loans to related parties and assists the borrowing entities in addressing certain cash flow needs. In general, the Company charges interest by referencing to the prevailing borrowing interest rates published by PBOC. The loans to related parties are required to be approved by the audit committee.

Recent Accounting Pronouncements

New Accounting Standards Adopted

In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which was further updated by ASU No. 2016-08 in March 2016, ASU No.2016-10 in April 2016 and ASU No.2016-11 in May 2016. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. The Company has evaluated its material contracts, and has concluded that the impact of adopting the standard on its consolidated financial statements and related disclosures was not material. The Company adopted the standard on January 1, 2018.

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

New Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that a lessee should recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expenses for such lease generally on a straight-line basis over the lease term. The new lease standard also provides lessees with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component. If a lessee makes that accounting policy election, it is required to account for the non-lease components together with the associated lease component as a single lease component and to provide certain disclosures. Lessors are not afforded a similar practical expedient. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public entities. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application of the amendments in this Update is permitted for all entities. Entities are required to adopt the new lease standard using a modified retrospective transition method. Under that transition method, an entity initially applies the new lease standard (subject to specific transition requirements and optional practical expedients) at the beginning of the earliest period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, which provides another transition method in addition to the existing transition method by allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This ASU also provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the non-lease component or components otherwise would be accounted for under the new revenue guidance and both (1) the timing and pattern of transfer are the same for the non-lease component(s) and associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease. The Company will adopt this new guidance for the year ending December 31, 2019 and interim periods in the year ending December 31, 2019. The Company estimates that approximately $0.6 million would be recognized as total right-of-use assets and total lease liabilities on our consolidated balance sheet as of January 1, 2019. Other than as disclosed above, we do not expect the new standard to have a material impact on our remaining consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable recognition threshold for credit impairments. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of the amendments on its consolidated financial statements.

In May 2017, the FASB issued guidance within ASU 2017-09: Scope of Modification Accounting. The amendments in ASU 2017-09 to Topic 718, Compensation - Stock Compensation, provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following conditions are met: the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments should be applied prospectively to an award modified on or after the adoption date. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 31, 2018. Early adoption is permitted, including adoption in any interim period. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

3.	Short-term Investments

The Company’s short-term investments as of December 31, 2018 and 2017, are summarized as follows (figures are in thousands of USD):

	December 31
	2018	2017
Time deposits	$-	$12,019
Wealth management financial products measured at fair value	17,543	17,568
Total	$17,543	$29,587

As of December 31, 2018 and 2017, the Company had pledged short-term investments of nil and RMB 13.0 million, equivalent to approximately nil and $1.9 million, respectively, to secure standby letters of credit under HSBC Bank (Note 12) and China CITIC Bank. The use of the pledged short-term investments is restricted.

4.	Accounts and Notes Receivable

The Company’s accounts receivable at December 31, 2018 and 2017, are summarized as follows (figures are in thousands of USD):

	December 31,
	2018	2017
Accounts receivable - unrelated parties (1)	$149,100	$166,889
Notes receivable - unrelated parties (2) (3)	90,412	109,183
Total accounts and notes receivable - unrelated parties	239,512	276,072
Less: allowance for doubtful accounts - unrelated parties	(1,993)	(1,083)
Accounts and notes receivable, net - unrelated parties	237,519	274,989
Accounts and notes receivable - related parties	18,825	19,086
Accounts and notes receivable, net	$256,344	$294,075

(1)	Notes receivable represents accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

(2)

As of December 31, 2018, the Company collateralized its notes receivable in an amount of RMB 126.3 million, equivalent to approximately $18.4 million, as security for the credit facilities with banks in China and the Chinese government, including RMB 75.2 million, equivalent to approximately $11.0 million, in favor of China CITIC Bank, Wuchang branch, “CITIC Wuchang” for the purpose of obtaining the new non-revolving credit facility and RMB 51.1 million, equivalent to approximately $7.5 million, as security in favor of the Chinese government for the low-interest government loan (See Note 12).

As of December 31, 2017, the Company collateralized its notes receivable in an amount of RMB 258.5 million, equivalent to approximately $37.7 million, as security for the credit facilities with banks in China and the Chinese government, including RMB 238.4 million, equivalent to approximately $34.7 million, in favor of Industrial and Commercial Bank of China, Jingzhou Branch, “ICBC Jingzhou”, and China CITIC Bank, Wuchang branch, “CITIC Wuchang” for the purpose of obtaining the Henglong Standby Letters of Credit (as defined in Note 12), which are used as security for the non-revolving credit facility in the amount of $20.0 million provided by Industrial and Commercial Bank of China (Macau) Limited, “ICBC Macau” and the non-revolving credit facility in the amount of $10.0 million provided by Taishin Bank, and RMB 20.0 million, equivalent to approximately $2.9 million, as security in favor of the Chinese government for the low-interest government loan (See Note 12).

The activity in the Company’s allowance for doubtful accounts of accounts receivable during the years ended December 31, 2018 and 2017, is summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2018	2017
Balance at beginning of year	$1,083	$1,081
Amounts provided for during the year	989	31
Amounts reversed of collection during the year	(27)	(90)
Foreign currency translation	(52)	61
Balance at end of year	$1,993	$1,083

5.	Advance Payments and Others

The Company’s advance payments and others as of December 31, 2018 and 2017 consisted of the following:

	Year Ended December 31,
	2018	2017
Advance payments and others - unrelated parties	$17,177	$13,801
Less: allowance for doubtful accounts - unrelated parties (2)	(907)	(1,011)
Advance payments and others, net - unrelated parties	16,270	12,790
Advance payments and others - related parties (1)	1,281	20,841
Total advance payments and others	17,551	33,631

(1)	On March 16, 2017, in order to generate higher returns for the Company’s idle cash, one of the Company's subsidiaries, Hubei Henglong, lent RMB 200.0 million to Henglong Real Estate, one of the Company's related parties, through an independent financial institution by way of an entrusted loan. The term of the loan is one year and the annual interest rate is 6.35%. Henglong Real Estate repaid RMB 70 million and RMB 130 million to Hubei Henglong in the fourth quarter of 2017 and in the first quarter of 2018, respectively. As of December 31, 2018 and December 31, 2017, the outstanding loan balance was nil and RMB 130 million (equivalent to $19.9 million), respectively.

(2)	Provision for the doubtful accounts amounted to nil and $0.9 million for the year ended December 31, 2018 and 2017, respectively.

6. Inventories

The Company’s inventories at December 31, 2018 and 2017, consisted of the following (figures are in thousands of USD):

	December 31,
	2018	2017
Raw materials	$27,190	$20,033
Work in process	11,932	17,951
Finished goods	48,899	41,233
Balance at end of year	$88,021	$79,217

Provision for inventories amounted to $6.2 million and $5.1 million for the years ended December 31, 2018 and 2017, respectively.

7. Other Receivables

The Company’s other receivables at December 31, 2018 and 2017, are summarized as follows (figures are in thousands of USD):

	December 31,
	2018	2017
Other receivables - unrelated parties (1)	$1,686	$1,109
Other receivables - employee housing loans (2)	212	1,187
Less: allowance for doubtful accounts - unrelated parties	(99)	(108)
Balance at end of year	$1,799	$2,188

	December 31,
	2018	2017
Other receivables - related parties	$547	$585
Less: allowance for doubtful accounts - related parties	(547)	(585)
Balance at end of year	$-	$-

(1)	Other receivables consist of amounts advanced to both related and unrelated parties, primarily as unsecured demand loans. These receivables originate as part of the Company's normal operating activities and are periodically settled in cash.

(2)	On May 28, 2014, the board of directors of the Company approved a loan program under which the Company will lend an aggregate of up to RMB 50.0 million (equivalent to approximately $7.3 million) to the employees of the Company to assist them in purchasing houses. Employees are required to pay interest at an annual rate of 3.8%. These loans are unsecured and the term of the loans is generally for five years.

The activity in the Company’s allowance for doubtful accounts of other receivables during the years ended December 31, 2018 and 2017, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2018	2017
Balance at beginning of year - unrelated parties	$108	$63
Amounts provided for during the year - unrelated parties	-	41
Amounts reversed of collection during the year - unrelated parties	(4)	-
Foreign currency translation - unrelated parties	(5)	4
Balance at end of year	$99	$108

	Year Ended December 31,
	2018	2017
Balance at beginning of year - related parties	$585	$559
Amounts provided for during the year - related parties	-	18
Amounts reversed due to collection during the year - related parties	(11)	(26)
Foreign currency translation- related parties	(27)	34
Balance at end of year	$547	$585

8. Long-term Investments

In January 2010, the Company invested $3.1 million to establish a joint venture company, Beijing Henglong, with Hainachuan. The Company owns 50% equity in Beijing Henglong and can exercise significant influence over Beijing Henglong’s operating and financial policies. The Company accounted for Beijing Henglong’s operational results with the equity method. As of December 31, 2018 and 2017, the Company had $4.2 million and $4.1 million, respectively, of net equity in Beijing Henglong.

In September 2014, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Suzhou Venture Fund”, which mainly focuses on investments in emerging automobiles and parts industries. Hubei Henglong has committed to make investments of RMB 50.0 million, equivalent to approximately $7.6 million, in the Suzhou Venture Fund in three installments. As of December 31, 2018, Hubei Henglong has completed a capital contribution of RMB 50.0 million, equivalent to approximately $7.6 million, representing 12.5% of the Suzhou Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over the Suzhou Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of December 31, 2018 and 2017, the Company had $9.7 million and $10.3 million, respectively, of net equity in the Suzhou Venture Fund.

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $18.1 million, representing 17.1% of Chongqing Venture Fund’s shares. As of December 31, 2018, Hubei Henglong has completed a capital contribution of RMB 84.0 million, equivalent to approximately $12.7 million, representing 23.5% of Chongqing Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over Chongqing Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of December 31, 2018 and 2017, the Company had $13.1 million and $12.7 million, respectively, of net equity in Chongqing Venture Fund.

In October 2016, Hubei Henglong invested RMB 3.0 million, equivalent to approximately $0.5 million, to establish an associate company, Chongqing Jinghua Automotive Intelligent Manufacturing Technology Research Co., Ltd., “Chongqing Jinghua”, with five other parties. The Company owns 30% of the equity in Chongqing Jinghua, and can exercise significant influence over Chongqing Jinghua’s operating and financial policies. The Company accounted for Chongqing Jinghua’s operational results with the equity method. As of December 31, 2018 and 2017, the Company had $0.2 million and $0.5 million, respectively, of net equity in Chongqing Jinghua.

In March 2018, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Hubei Venture Fund”. Hubei Henglong has committed to make investments of RMB 76.0 million, equivalent to approximately $11.5 million, in the Hubei Venture Fund in three installments. As of December 31, 2018, Hubei Henglong has completed a capital contribution of RMB 38.0 million, equivalent to approximately $5.5 million, representing 19.0% of the Hubei Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over the Hubei Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of December 31, 2018 and 2017, the Company had $5.5 million and nil, respectively, of net equity in the Hubei Venture Fund.

The Company’s consolidated financial statements reflect the net income of non-consolidated affiliates of $1.1 million and $2.5 million for the years ended December 31, 2018 and 2017, respectively.

9. Property, Plant and Equipment

The Company’s property, plant and equipment at December 31, 2018 and 2017, are summarized as follows (figures are in thousands of USD):

	December 31,
	2018	2017

Costs:
Land use rights and buildings	$60,593	$63,173
Machinery and equipment	192,538	165,863
Electronic equipment	5,810	5,819
Motor vehicles	4,852	4,945
Construction in progress	12,526	22,352
	276,319	262,152
Less: Accumulated depreciation	(146,466)	(136,119)
Balance at end of year	$129,853	$126,033

Depreciation charges for the years ended December 31, 2018 and 2017, were $16.5 million and $14.4 million, respectively.

As of December 31, 2018 and 2017, the Company has pledged property, plant and equipment with a net book value of approximately $55.9 million and $68.4 million, respectively, as security for its comprehensive credit facilities with banks in China.

During the year ended December 31, 2018 and 2017, nil and $0.5 million, respectively, of government subsidy was recorded as a reduction of the cost of property, plant and equipment.

10. Intangible Assets

The Company’s intangible assets at December 31, 2018 and 2017, are summarized as follows (figures are in thousands of USD):

	December 31,
	2018	2017
Costs:
Patent technology	$2,063	$2,108
Management software license	1,504	1,441
Total intangible assets - at cost	3,567	3,549
Less: Accumulated amortization	(2,962)	(2,888)
Balance at end of the year, net	$605	$661

(1)	Amortization expenses were $0.3 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively. The estimated amortization expenses for each of the years from 2019 to 2023 are $0.2 million, $0.1 million, $0.1 million, $0.1 million and $0.1 million, respectively.

11. Deferred Income Tax Assets and Liabilities

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

The components of deferred tax assets and liabilities at December 31, 2018 and 2017 were as follows (figures are in thousands of USD):

	December 31,
	2018	2017

Losses carryforward (U.S.) (1)	$3,023	$3,580
Losses carryforward (Non-U.S.) (1)	5,132	2,178
Product warranties and other reserves	5,695	5,264
Property, plant and equipment	4,884	4,607
Share-based compensation	131	156
Bonus accrual	363	287
Other accruals	1,858	1,535
Deductible temporary difference related to revenue recognition	1,756	1,619
Others	1,528	1,353
Total deferred tax assets	24,370	20,579
Less: valuation allowance (1)	(7,522)	(6,058)
Total deferred tax assets, net of valuation allowance	16,848	14,521

Deferred withholding tax for dividend distribution from PRC subsidiaries	4,198	4,393
Other taxable temporary differences	1,512	1,154
Total deferred tax liabilities	$5,710	$5,547

(1)	The net operating loss carry forwards for the U.S. entity for income tax purposes are available to reduce future years' taxable income. These carry forwards will not expire if not utilized, and the Company may carry the losses forward indefinitely. Net operating loss carryforwards for China entities can be carried forward for 5 years to offset taxable income. However, as of December 31, 2018, valuation allowance was $7.5 million, including $3.2 million allowance for the Company’s deferred tax assets in the United States and $4.3 million allowance for the Company’s non-U.S. deferred tax assets primarily in China. Based on the Company’s current operations, management believes that all deferred tax assets in the United States and certain deferred tax assets in non-U.S. regions are not likely to be realized in the future.

The deferred tax assets and liabilities are classified in the consolidated balance sheets as follows (figures are in thousands of USD):

	December 31,
	2018	2017

Deferred tax assets	$15,336	$13,367
Deferred tax liabilities	4,198	4,393

The activity in the Company’s valuation allowance for deferred tax assets during the years ended December 31, 2018 and 2017, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2018	2017

Balance at beginning of year	$6,058	$8,912
Amounts provided for during the year	2,288	860
Amounts used during the year	(713)	(1,309)
The effect of change in the tax rate due to the U.S. Tax Reform	-	(2,490)
Foreign currency translation	(111)	85
Balance at end of year	$7,522	$6,058

12. Bank and Government Loans

Loans consist of the following as of December 31, 2018 and 2017 (figures are in thousands of USD):

	December 31,
	2018	2017
Short-term bank loans (1)	$29,146	$9,948
Short-term bank loans (2) (3) (4)	-	30,454
Short-term bank loans (5)	24,521	29,248
Short-term government loan (6)	7,285	3,061
Total short-term bank and government loans	$60,952	$72,711
Long-term government loan (7)	291	306
Total bank and government loans	$61,243	$73,017

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year (See Note 9). As of December 31, 2018 and 2017, the weighted average interest rate was 5.3% and 4.7% per annum, respectively. Interest is to be paid monthly or quarterly on the twentieth day of the applicable month or quarter and the principal repayment is at maturity.

(2)

On April 20, 2017, the Company entered into a credit facility agreement with ICBC Macau to obtain a non-revolving credit facility in the amount of $20.0 million, the “ICBC Macau Credit Facility”. The ICBC Macau Credit Facility expired on May 12, 2018 unless the Company draws down the line of credit in full prior to such expiration date, and the maturity date for the loan drawdown is the earlier of (i) 12 months from the date of drawdown or (ii) one month before the expiry of the standby letter of credit obtained by Henglong from ICBC Jingzhou as security for the Credit Facility, the “Henglong Standby Letter of Credit”. The interest rate of the ICBC Macau Credit Facility is calculated based on a three-month LIBOR plus 1.30% per annum, subject to the availability of funds and fluctuation at ICBC Macau’s discretion. Interest is calculated daily based on a 360-day year and it is fixed one day before the first day of each interest period. The interest period is defined as three months from the date of drawdown. As security for the ICBC Macau Credit Facility, the Company was required to provide ICBC Macau with the Henglong Standby Letter of Credit for a total amount of not less than $23.2 million if the ICBC Macau Credit Facility is fully drawn.

On May 5, 2017, the Company drew down the full amount of $20.0 million under the ICBC Macau Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $23.2 million in favor of ICBC Macau. The Henglong Standby Letter of Credit issued by ICBC Jingzhou is collateralized by Henglong’s notes receivable of RMB 159.0 million, equivalent to approximately $23.2 million.

The original maturity date of the Credit Facility was May 12, 2018 and was extended to November 11, 2018. The Company repaid $1.0 million to ICBC Macau on May 4, 2018. The maturity date for the loan under the extended term was the earlier of (i) 18 months from the date of drawdown or (ii) one month before the expiry of the Henglong Standby Letter of Credit. Except for the above, all other terms and conditions as stipulated in the Credit Agreement remained unchanged. As of December 31, 2018, the interest rate of the Credit Facility was 4.1% per annum. The Company repaid this bank loan on October 10, 2018.

(3)

On April 25, 2017, Great Genesis entered into a credit facility agreement, the “Taishin Bank Credit Facility”, with Taishin Bank to obtain a non-revolving credit facility in the amount of $10.0 million. The Taishin Bank Credit Facility expired on April 25, 2018 and had an annual interest rate of 2.7%. Interest was paid quarterly and the principal repayment was payable at maturity. As security for the Taishin Bank Credit Facility, the Company’s subsidiary Henglong was required to provide Taishin Bank with the Standby Letter of Credit for a total amount of not less than $10.0 million if the Taishin Bank Credit Facility was fully drawn.

On April 28, 2017, Great Genesis drew down the amount of $9.9 million under the Taishin Bank Credit Facility and provided the Henglong Standby Letter of Credit for an amount of $10.0 million in favor of Taishin Bank. Henglong’s Standby Letter of Credit issued by China CITIC Bank Wuchang branch was collateralized by Henglong’s short-term investments of RMB 4.0 million, equivalent to approximately $0.6 million, and notes receivable of RMB 79.4 million, equivalent to approximately $11.6 million. The Company repaid this bank loan on September 17, 2018.

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

(5)

On September 26, 2016, Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 170.0 million (equivalent to approximately $24.8 million), the “Henglong CITIC Credit Facility”. The Henglong CITIC Credit Facility expired on September 26, 2017. As security for the Henglong CITIC Credit Facility, Henglong’s property, plant and equipment were pledged and Hubei Henglong provided a guarantee. On March 3, 2017, Henglong drew down loans amounting to RMB 32.5 million, RMB 32.5 million and 30.6 million (equivalent to $4.7 million, $4.7 million and $4.5 million as of December 31, 2018), respectively. The loans matured on February 5, 6 and 7, 2018, respectively. The annual interest rate of the loans is 4.99%. The principal and interest have been repaid on respective maturity dates.

On October 27, 2017, Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 224.0 million (equivalent to $32.6 million as of December 31, 2018), the “Henglong CITIC Credit Facility”. The Henglong CITIC Credit Facility expired on October 27, 2018. As security for the Henglong CITIC Credit Facility, Henglong’s property, plant and equipment were pledged and Hubei Henglong provided a guarantee. Henglong provided Jielong with a Standby Letter of Credit under the Credit Facility. On August 21, 2018, Henglong drew down loans amounting to RMB 23.2 million and RMB 48.1 million (equivalent to $3.4 million and $7.0 million), respectively. On August 23 and September 7, 2018, Henglong drew down loans amounting to RMB 19.3 million and RMB 5.8 million (equivalent to $2.8 million and $0.8 million), respectively. The annual interest rate of the loans was 3.63%, 3.98%, 3.79% and 3.95%, respectively.

On September 26, 2016, Hubei Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 100.0 million (equivalent to approximately $14.6 million), the “Hubei Henglong CITIC Credit Facility”. The Hubei Henglong CITIC Credit Facility expired on September 26, 2017. Henglong provided a guarantee for the Hubei Henglong CITIC Credit Facility. On March 3, 2017, Hubei Henglong drew down loans amounting to RMB 28.7 million, RMB 28.7 million and 38.2 million (equivalent to $4.2 million, $4.2 million and $5.6 million), respectively. The loans matured on February 2, 8 and 9, 2018, respectively. The annual interest rate of the loans was 4.99%. The principal and interest have been repaid.

On October 27, 2017, Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 140.0 million (equivalent to $20.4 million as of December 31, 2018), the “Hubei Henglong CITIC Credit Facility”. The Hubei Henglong CITIC Credit Facility expired on October 27, 2018. Henglong provided a guarantee for the Hubei Henglong CITIC Credit Facility. Hubei Henglong provided Jiulong with a Standby Letter of Credit under the Credit Facility. On August 10, 2018, Hubei Henglong drew down loans amounting to RMB 11.5 million and RMB 27.0 million (equivalent to $1.7 million and $3.9 million), respectively. On August 22 and September 6, 2018, Hubei Henglong drew down loans amounting to RMB 26.0 million and RMB 7.6 million (equivalent to $3.8 million and $1.1 million), respectively. The annual interest rate of the loans was 3.93%, 3.84%, 3.98% and 4.01%, respectively.

(6)

On August 17, 2017, the Company received a Chinese government loan of RMB 20.0 million, equivalent to approximately $3.1 million, with an interest rate of 1.50% per annum, which matured on August 16, 2018. Henglong pledged RMB 20.0 million, equivalent to approximately $2.9 million, of notes receivable as security for the Chinese government loan (See Note 4). The Company repaid this loan on August 14, 2018.

On September 27, 2018, the Company received a Chinese government loan of RMB 50.0 million, equivalent to approximately $7.3 million, with an interest rate of 3.48% per annum, which will mature on June 28, 2019. Henglong pledged RMB 51.0 million, equivalent to approximately $7.4 million, of notes receivable as security for the Chinese government loan (See Note 4).

(7)	On November 13, 2017, the Company received a Chinese government loan of RMB 2.0 million, equivalent to approximately $0.3 million, with an interest rate of 4.75% per annum, which will mature on November 12, 2020.

The Company must use the loans for the purpose specified in the borrowing agreement. If it fails to do so, it may be charged penalty interest or triggered early repayment. The Company complied with such financial covenants as of December 31, 2018, and management believes it will continue to comply with them.

13. Accounts and Notes Payable

The Company’s accounts and notes payable at December 31, 2018 and 2017, are summarized as follows (figures are in thousands of USD):

	December 31,
	2018	2017
Accounts payable - unrelated parties	$124,610	$149,200
Notes payable - unrelated parties (1)	81,033	83,848
Accounts and notes payable - unrelated parties	205,643	233,048
Accounts and notes payable - related parties	4,477	7,168
Balance at end of year	$210,120	$240,216

(1)	Notes payable represent payables in the form of notes issued by the Company. The notes are endorsed by banks to ensure that noteholders will be paid after maturity. The Company has pledged cash, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

14. Accrued Expenses and Other Payables

The Company’s accrued expenses and other payables at December 31, 2018 and 2017, are summarized as follows (figures are in thousands of USD):

	December 31,
	2018	2017

Accrued expenses	$8,341	$7,944
Warranty reserves(1)	31,085	29,033
Other payables	3,783	1,803
Current portion of other long-term payable (See Note 17)	3,400	-
Accrued interest	423	1,347
Balance at end of year	$47,032	$40,127

(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

15. Taxes Payable

The Company’s taxes payable at December 31, 2018 and 2017, are summarized as follows (figures are in thousands of USD):

	December 31,
	2018	2017

Value-added tax payable	$3,790	$1,813
Income tax payable	3,778	3,450
Other tax payable	3,569	664
Short-term taxes payable	11,137	5,927
Long-term taxes payable(1)	29,503	32,719
Taxes payable	$40,640	$38,646

(1)	A one-time transition tax of $35.6 million was recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in April 2018. As of December 31, 2018 and 2017, $2.8 million was included in taxes payable as a current liability which the Company believes it will be paid within one year and the remaining balance was included in long-term taxes payable. See Note 27 for more details about the U.S. Tax Reform.

16. Advances Payable

On December 31, 2018 and 2017, advances payable of the Company was $2.1 million and $0.7 million, respectively.

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

17. Other Long-term Payable

On January 31, 2018, the Company entered into an equipment sales agreement with a third party (the “buyer-lessor”) and simultaneously entered into a four-year contract to lease back the equipment from the buyer-lessor. The carrying value of the equipment was $13.3 million and the sales price was $14.6 million. Pursuant to the terms of the contract, the Company is required to pay to the buyer-lessor lease payments over 4 years with a quarterly lease payment of $1.0 million and is entitled to obtain the ownership of this equipment at a nominal price upon the expiration of the lease. The Company is of the view that the transaction does not qualify as a sale. Therefore, the transaction is accounted for as a financing transaction by the Company. As of December 31, 2018, $3.4 million is recognized as other payable (See Note 14) and $8.7 million is recognized as other long-term payable to the buyer-lessor according to the contract term.

18. Additional Paid-In Capital

The Company’s positions in respect of the amounts of additional paid-in capital for the year ended December 31, 2018 and 2017, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2018	2017

Balance at beginning of year	$64,406	$64,764
Acquisition of the non-controlling interest in Brazil Henglong(1)	-	(458)
Share-based compensation (2)	23	100
Balance at end of year	$64,429	$64,406

(1)	In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

(2)	On December 5, 2018 and August 16, 2017, the Company granted 22,500 and 22,500 stock options, respectively, to the Company’s independent directors, with the exercise price equal to the closing price of the Company’s common stock traded on NASDAQ one day before the date of grant and on the date of grant, respectively.

19. Stock Options

The stock option plan was approved at the Annual Meeting of Stockholders held on June 28, 2005, and extended to June 27, 2025 at the Annual Meeting of Stockholders held on September 16, 2014. The maximum common shares available for issuance under this plan is 2,200,000. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees who served over three years or have given outstanding performance, of options to purchase shares of the Company’s common stock. The Company has issued 636,350 stock options under this plan, and there remain 1,563,650 stock options issuable in the future as of December 31, 2018.

Under the aforementioned plan, the stock options granted will have an exercise price equal to the closing price of the Company’s common stock traded on NASDAQ one day before the date of grant, and will expire two to five years after the grant date. Except for the 298,850 options granted to management in December 2008, which became exercisable on a ratable basis over the vesting period (3 years), the others were exercisable immediately on the grant date. Stock options will be settled in shares of the Company’s common stock upon exercise and are recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” As of December 31, 2018, the Company has sufficient unissued registered common stock for settlement of the stock incentive plan mentioned above.

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

For 2018 and 2017, assumptions used to estimate the fair value of stock options on the grant dates are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
August 16, 2017	54.80%	1.79%	5	0.00%
December 5, 2018	44.72%	2.79%	5	0.00%

The stock options granted during 2018 and 2017 were exercisable immediately and their fair value on the grant date using the Black-Scholes option pricing model were $0.02 million and $0.1 million, respectively. For the years ended December 31, 2018 and 2017, the Company recognized stock-based compensation expenses of $0.02 million and $0.1 million, respectively.

The activities of stock options are summarized as follows, including granted, exercised and forfeited.

			Weighted-Average
		Weighted-Average	Contractual
	Shares	Exercise Price	Term (years)
Outstanding - January 1, 2017	112,500	$7.31	5
Granted	22,500	5.04	5
Outstanding - December 31, 2017	135,000	$6.93	5
Granted	22,500	2.37	5
Expired	(22,500)	10.00	5
Outstanding - December 31, 2018	135,000	$5.66	5

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2018:

	Outstanding Stock	Weighted Average	Weighted Average	Number of Stock
Range of Exercise Prices	Options	Remaining Life	Exercise Price	Options Exercisable
$3.50 - $10.00	135,000	2.83	$5.66	135,000

As of December 31, 2018 and 2017, the total intrinsic value of the Company’s stock options that were exercisable was $0.1 million and $0.1 million, respectively.

For the years ended December 31, 2018 and 2017, no Company’s stock options were exercised.

During the years ended December 31, 2018 and 2017, the weighted average fair value of the Company’s stock options granted was $1.01 and $4.46, respectively.

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

When the statutory surplus reserve reaches 50% of the registered capital of a company, additional reserve is no longer required. However, the reserve cannot be distributed to shareholders. Based on the business licenses of the PRC subsidiaries, the registered capital of Henglong, Jiulong, Shenyang, USAI, Jielong, Wuhu, Hubei Henglong and Chongqing are $10.0 million, $4.2 million (equivalent to RMB 35.0 million), $8.1 million (equivalent to RMB 67.5 million), $2.6 million, $6.0 million, $3.8 million (equivalent to RMB 30.0 million), $39 million and $9.5 million (equivalent to RMB 60.0 million), respectively.

For the years ended December 31, 2018 and 2017, the subsidiaries in China appropriated statutory reserves of $0.4 million and $0.2 million, respectively, in respect of the dividends that were declared.

21. Accumulated Other Comprehensive Income

The Company’s activities in respect of the amounts of the accumulated other comprehensive income for the year ended December 31, 2018 and 2017, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2018	2017

Balance at beginning of year	$17,780	$(892)
Other comprehensive income related to the non-controlling interests acquired by the Company	-	(67)
Foreign currency translation adjustment attributable to parent company	(15,925)	18,739
Balance at end of year	$1,855	$17,780

22.  Treasury Stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On December 5, 2018, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through December 4, 2019. During the year ended December 31, 2018, the Company repurchased 17,400 shares of the Company’s common stock for cash consideration of $0.05 million on the open market. As of December 31, 2018, the Company had cumulatively repurchased 711,698 shares of the Company’s common stock since inception. The repurchased shares are presented as “treasury stock” on the balance sheet.

23.  Non-controlling Interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the year ended December 31, 2018 and 2017, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2018	2017

Balance at beginning of year	$6,681	$5,412
(Loss)/income attributable to non-controlling interests	(2,298)	707
Contribution by non-controlling shareholder of Henglong KYB	15,728	-
Dividends declared to the non-controlling interest holders of joint-venture companies	(538)	(608)
Acquisition of the non-controlling interest in Brazil Henglong	-	458
Other comprehensive income related to the non-controlling interests acquired by the Company	-	67
Foreign currency translation adjustment attributable to non-controlling interests	(623)	645
Balance at end of year	$18,950	$6,681

24.  Gain on Other Sales

Gain on other sales mainly consists of net amount retained from sales of materials, property, plant and equipment and scraps.

25.  Other Income, Net

The Company recorded government subsidies received with no further condition to be met as other income. As of December 31, 2018 and 2017, the Company has recognized such subsidies in the amounts of $1.9 million and $1.2 million, respectively.

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

26. Financial Income, Net

During the years ended December 31, 2018 and 2017, the Company recorded financial income/(expenses) which are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2018	2017

Interest income	$2,275	$3,438
Foreign exchange gain/(loss), net	457	(778)
Bank fees	(570)	(480)
Total financial income, net	$2,162	$2,180

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

According to PRC tax regulation, the Company should withhold income taxes for the profits distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profits that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. As of December 31, 2018, the Company has recognized deferred tax liabilities of $4.2 million for the undistributed profits of $42.3 million which are expected to be distributed to Genesis in the future. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries indefinitely. As of December 31, 2018 and 2017, the Company still has undistributed earnings of approximately $296.3 million and $294.2 million, respectively, from investment in the PRC subsidiaries that are considered indefinitely reinvested. Had the undistributed earnings been distributed to Genesis and not indefinitely reinvested, the tax provision as of December 31, 2018 and 2017, of approximately $29.6 million and $29.4 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

In 2014, Jiulong was awarded the title of “High & New Technology Enterprise”, and based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% from 2014 to 2016. It passed the reassessment of “High & New Technology Enterprise” in 2017. Therefore, it is subject to enterprise income tax at a rate of 15% from 2017 to 2019.

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

In 2015, Shenyang was awarded the title of “High & New Technology Enterprise”, and based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% from 2015 to 2017. The Company estimated the applied tax rate in 2018 to be 15% as it is probable to pass the reassessment in 2018 and continue to qualify as “High & New Technology Enterprise”.

In 2013, Jielong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% from 2016 to 2018. The Company estimated the applied tax rate in 2019 to be 15% as it is probable to pass the reassessment in 2019 and continue to qualify as “High & New Technology Enterprise”.

According to the New CIT, USAI, Wuhan Chuguanjie, Shanghai Henglong, Testing Center, Chongqing Henglong and Henglong KYB are subject to income tax at a rate of 25%.

Brazil Corporate Income Tax

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over $0.12 million, equivalent to approximately BRL 0.24 million. The Company had no assessable income in Brazil for the years ended December 31, 2018 and 2017.

Hong Kong Corporate Income Tax

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the years ended December 31, 2018 and 2017.

U.S. Corporate Income Tax

The Company is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and U.S. corporate income tax on its taxable income of up to 35% for prior tax years. Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump sum.

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

The provision for income taxes was calculated as follows (figures are in thousands of USD):

	Year Ended December 31,
	2018	2017

Tax rate	21%	35%
Income before income taxes	$(2,501)	$20,375
Income tax at federal statutory tax rate	(525)	7,131
Tax benefit of super deduction of R&D expense	(3,731)	(5,328)
Effect of differences in foreign tax rate	(749)	(1,830)
Change in provision on valuation allowance for deferred income tax - U.S.	(583)	(2,725)
Change in provision on valuation allowance for deferred income tax - Non-U.S.	2,158	(128)
One-time transition tax related to U.S. Tax Reform	-	35,564
Withholding tax resulting from the distribution of dividends from PRC subsidiaries	-	3,952
Effect of change in the tax rate due to the U.S. Tax Reform	-	2,490
Other differences	1,965	2,507
Total income tax expense	$(1,465)	$41,633

The combined effects of the income tax exemption and reduction available to the Company are as follows (figures are in thousands of USD unless otherwise indicated):

	Year Ended December 31,
	2018	2017
Tax holiday effect	$749	$1,830
Basic net income per share effect	0.02	0.06
Diluted net income per share effect	0.02	0.06

The Company is subject to examination in the United States and China. The Company's tax years for 2014 through 2018 are still open for examination in China. The Company's tax years for 2009 through 2018 are still open for examination in the United States.

Uncertain Tax Positions

The Company did not have any uncertain tax positions for the years ended December 31, 2018 and 2017.

28. Income Per Share

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year.

For diluted income per share, the Company uses the treasury stock method for options, assuming the issuance of common shares, if dilutive, resulting from the exercise of options.

The calculations of basic and diluted income per share attributable to the parent company were (figures are in thousands of USD):

	Year Ended December 31,
	2018	2017

Numerator:
Net income/(loss) attributable to the parent company’s common shareholders - Basic and Diluted	$2,377	(19,346)
Denominator:
Weighted average ordinary shares outstanding - Basic	31,643,813	31,644,004
Dilutive effects of stock options	1,781	2,893
Denominator for dilutive income per share - Diluted	31,645,594	31,646,897
Net income/(loss) per share attributable to the parent company’s common shareholders
Basic	0.08	(0.61)
Diluted	0.08	(0.61)

As of December 31, 2018 and 2017, the exercise prices for 112,500 shares and 112,500 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the year ended December 31, 2018 and 2017, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

China Automotive, the parent company, may depend on Genesis and HLUSA dividend payments, which are generated from their subsidiaries in China, “China-based Subsidiaries,” after they receive payments from the China-based Subsidiaries. Regulations in the PRC currently permit payment of dividends of a PRC company only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Under PRC law China-based Subsidiaries are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their general reserves until the cumulative amount reaches 50% of their paid-in capital. These reserves are not distributable as cash dividends, or as loans or advances. These foreign-invested enterprises may also allocate a portion of their after-tax profits, at the discretion of their boards of directors, to their staff welfare and bonus funds. Any amounts so allocated may not be distributed and, accordingly, would not be available for distribution to Genesis and HLUSA.

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

In 2018, the Company’s five largest customers accounted for 39.3 % of the Company’s consolidated sales, with one customer accounting for more than 10% of consolidated sales (18.6% of consolidated sales, which comprised a total of $91.4 million in sales included in the Hubei Henglong segment (Note 33)).

In 2017, the Company’s five largest customers accounted for 36.8% of the Company’s consolidated sales, with one customer accounting for more than 10% of consolidated sales (14.5% of consolidated sales, which comprised a total of $72.2 million in sales included in the Hubei Henglong segment (Note 33)).

At December 31, 2018 and 2017, approximately 6.2% and 4.3% of accounts receivable were from trade transactions with the aforementioned customer (accounting for more than 10% of consolidated sales).

30. Related Party Transactions

The Company’s related party transactions include product sales, material purchases, and sales and purchases of equipment and technology. These transactions were consummated at fair market price and under similar terms as those with the Company's customers and suppliers.

Related party transactions during the years ended December 31, 2018 and 2017, are as shown below (figures are in thousands of USD):

Merchandise Sold to Related Parties

	Year Ended December 31,
	2018	2017
Beijing Henglong	$31,291	$31,089
Xiamen Automotive Parts	5,739	6,042
Wuhan Tongkai	455	290
Shanghai Jinjie	119	161
Hubei Wiselink	2	-
Jingzhou Yude	-	1
Total	$37,606	$37,583

Rental Income Obtained from Related Parties

	Year Ended December 31,
	2018	2017

Rental Income	$375	$147

Materials Sold to Related Parties

	Year Ended December 31,
	2018	2017
Honghu Changrun	$637	$575
Jingzhou Yude	636	711
Jingzhou Tongying	279	288
Jiangling Tongchuang	-	27
Beijing Henglong	-	2
Other Related Parties	1	2
Total	$1,553	$1,605

Materials Purchased from Related Parties

	Year Ended December 31,
	2018	2017

Jingzhou Tongying	$9,091	$11,078
Jiangling Tongchuang	7,066	7,930
Wuhan Tongkai	6,849	7,454
Honghu Changrun	1,665	1,157
Hubei Wiselink	884	1,374
Other Related Parties	3	1
Total	$25,558	$28,994

Technology and Services Purchased from Related Parties (R&D Expenses)

	Year Ended December 31,
	2018	2017

Changchun Hualong	$496	$454
Jingzhou Yude	263	117
Jingzhou Tongying	42	-
Jingzhou Derun	25	46
Hubei Wiselink	7	507
Hubei Asta	2	10
Jiulong Machinery	-	25
Total	$835	$1,159

Property, Plant and Equipment Purchased from Related Parties

	Year Ended December 31,
	2018	2017

Hubei Wiselink	$5,281	$9,113
Henglong Real Estate	2	-
Total	$5,283	$9,113

As of December 31, 2018 and 2017, accounts receivable, other receivables, accounts payable and advance payments between the Company and related parties are as shown below (figures are in thousands of USD):

Accounts and Notes Receivable from Related Parties

	December 31,
	2018	2017

Beijing Henglong	$13,640	$13,533
Xiamen Automotive Parts	2,527	2,601
Jingzhou Yude	1,398	1,559
Xiamen Joylon	1,129	1,186
Shanghai Jinjie	91	101
Wuhan Tongkai	40	90
Jingzhou Tongying	-	16
Total	$18,825	$19,086

Accounts and Notes Payable to Related Parties

	December 31,
	2018	2017
Jingzhou Tongying	$1,199	$2,720
Wuhan Tongkai	1,081	2,259
Hubei Wiselink	914	1,379
Jiangling Tongchuang	584	739
Wuhan Dida	355	-
Honghu Changrun	325	57
Shanghai Tianxiang	11	12
Jingzhou Yude	8	2
Total	$4,477	$7,168

Advance Payments for Property, Plant and Equipment to Related Parties

	December 31,
	2018	2017
Hubei Wiselink	$7,679	$5,158
Henglong Real Estate	1,044	106
Total	$8,723	$5,264

Other Advance Payments and Others to Related Parties

	December 31,
	2018	2017
Jingzhou WiseDawn	$533	$-
Honghu Changrun	470	481
Jingzhou Yude	120	-
Changchun Hualong	73	76
Wuhan Tongkai	57	188
Henglong Real Estate	-	19,895
Jingzhou Derun	-	118
Other Related Parties	28	83
Total	$1,281	$20,841

As of March 28, 2019, the date the Company issued the financial statements, Hanlin Chen, Chairman, owns 56.4% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

31. Commitments and Contingencies

a.	Legal proceedings

On September 17, 2018, two purported stockholders of the Company filed a complaint under 8 Del. C. § 211, seeking a court order requiring the Company to hold a 2018 annual meeting of its stockholders. On September 27, 2018, the Company issued a press release announcing an annual stockholders meeting set for December 5, 2018. On October 8, 2018, the Company moved to dismiss the complaint for failure to state a claim. On October 10, 2018, the Company filed its annual proxy statement on Schedule 14A with the Securities and Exchange Commission relating to its December 5, 2018 annual meeting, which was held as scheduled. The case has been dismissed voluntarily.

On January 7, 2019, three purported stockholders of the Company filed a stockholder derivative complaint on behalf of the Company against the Company’s directors Hanlin Chen, Qizhou Wu, Arthur Wong, Guangxun Xu and Robert Tung, alleging that they had (a) breached their fiduciary duties by approving and paying excessive compensation to the non-employee directors of the Company, Arthur Wong, Guangxun Xu and Robert Tung, and (b) failed to make full and accurate disclosure of all material information with respect to director qualification and director compensation paid in 2017 in the Company’s annual proxy statement on Schedule 14A filed on October 10, 2018. The directors have engaged their own counsel to answer this complaint. Management expects the impact of the suit on the Company’s consolidated financial statements to be immaterial.

Other than as described above, (a) the Company is not a party to any pending or, to the best of the Company’s knowledge, any threatened legal proceedings and (b) no director, officer or affiliate of the Company, or owner of record of more than five percent of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

b. Commitments

In addition to bank loans, notes payables and the related interest, the following table summarizes the Company’s non-cancelable commitments and contingencies as of December 31, 2018 (figures are in thousands of USD):

	Payment Obligations by Period
	2019	2020	2021	Thereafter	Total
Obligations for investment contracts (1)	$10,782	$-	$-	$-	$10,782
Obligations for purchasing and service	28,935	$3,274	-	-	32,209
Total	$39,717	$3,274	$-	$-	$42,991

(1)	In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $17.5 million, representing 17.1% of Chongqing Venture Fund’s shares. As of December 31, 2018, Hubei Henglong has completed a capital contribution of RMB 84.0 million, equivalent to approximately $12.2 million, representing 35.0% of Chongqing Venture Fund’s shares. According to the agreement, the remaining capital commitment of RMB 36.0 million, equivalent to approximately $5.2 million, will be paid upon capital calls received from the Chongqing Venture Fund.

In March 2018, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Hubei Venture Fund”. Hubei Henglong has committed to make an investment of RMB 76.0 million, equivalent to approximately $11.1 million, in the Hubei Venture Fund in three installments, representing 38% of the Hubei Venture Fund’s shares. As of December 31, 2018, Hubei Henglong has completed a capital contribution of RMB 38.0 million, equivalent to approximately $5.5 million. According to the agreement, the remaining capital commitment of RMB 38.0 million, equivalent to approximately $5.5 million, will be paid upon capital calls received from the Hubei Venture Fund.

32. Off-Balance Sheet Arrangements

At December 31, 2018 and 2017, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of December 31, 2018, the Company had 13 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu, Henglong KYB and Hubei Henglong), and one holding company (Genesis). The other seven sectors were engaged in the production and sale of sensor modular (USAI), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie) and research and development of intelligent automotive technology (Jingzhou Qingyan).

As of December 31, 2017, the Company had 12 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other seven sectors were engaged in the production and sale of sensor modular (USAI), automobile steering column (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sale of automobile electronic systems and parts (Wuhan Chuguanjie) and research and development of intelligent automotive technology (Jingzhou Qingyan).

The Company’s product sector information from continuing operations is as follows (figures are in thousands of USD):

	Net Sales		Net Income (Loss)
	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017

Henglong	$250,532	$279,706	$(469)	$3,737
Jiulong	102,994	100,776	932	4,064
Shenyang	25,941	40,182	(148)	2,107
Wuhu	30,356	25,599	(1,067)	264
Hubei Henglong	123,237	92,293	8,957	10,416
Henglong KYB	23,423	-	(6,560)	-
Other Entities	72,421	59,075	3,637	1,358
Total Segments	628,904	597,631	5,282	21,946
Corporate	-	-	(3,150)	(39,069)
Eliminations	(132,746)	(98,568)	(2,053)	(1,516)
Total consolidated	$496,158	499,063	$79	$(18,639)

	Depreciation and Amortization		Capital Expenditures
	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017

Henglong	$4,633	$4,721	$6,622	$4,183
Jiulong	2,876	2,901	3,439	3,477
Shenyang	595	605	610	1,265
Wuhu	617	597	256	81
Hubei Henglong	6,003	5,500	15,513	21,309
Henglong KYB	187	-	6,089	-
Other Entities	1,863	1,991	2,558	3,600
Total Segments	16,774	16,315	35,087	33,915
Corporate	42	56	-	-
Eliminations	-	-	(6,050)	-
Total consolidated	$16,816	$16,371	$29,037	$33,915

	Total Assets
	December 31,
	2018	2017

Henglong	$305,311	$346,199
Jiulong	81,063	82,940
Shenyang	36,728	44,693
Wuhu	32,763	26,008
Hubei Henglong	358,445	318,422
Henglong KYB	63,364	-
Other Entities	96,881	88,850
Total Segments	974,555	907,112
Corporate	81,218	121,756
Eliminations	(365,274)	(311,499)
Total consolidated	$690,499	$717,369

Financial information segregated by geographic region is as follows (figures are in thousands of USD):

	Net Sales (1)		Long-term assets
	Year Ended December 31,		December 31,
	2018	2017	2018		2017

Geographic region:
China	$354,749	$383,415	$177,870		$169,346
United States	113,124	84,240	770		797
Other foreign countries	28,285	31,408	490		596
Total consolidated	$496,158	$499,063	$179,130	(2)	$170,739	(2)

(1)	Revenue is attributed to each country based on location of customers.

(2)	Pursuant to ASC 280-10-50-41, the deferred tax assets of $15.3 million and $13.4 million and the intangible assets, net of $0.6 million and $0.7 million were excluded from long-term assets as of December 31, 2018 and 2017, respectively.

EXHIBIT INDEX

Exhibit
Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002)

10.5	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006)

10.20	Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed on April 2, 2008)

10.21	English Translation of the Sino-Foreign Equity Joint Venture Contract dated January 24, 2010 between Great Genesis Holdings Limited and Beijing Hainachuan Auto Parts Co., Ltd. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2009 filed on March 25, 2010)

21	Schedule of Subsidiaries (incorporated by reference to Note 1 of the consolidated financial statements of the Company in this Annual Report on Form 10-K)

23.1	Consent of PricewaterhouseCoopers ZhongTian LLP*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 28, 2019, formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income;
(iii)	Consolidated Statements of Comprehensive Income;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Related Notes.

*	Filed herewith.