Form 10-Q
period 2019-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2019-05-09
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Registrant’s telephone number

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           ☐           No           ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	CAAS	The Nasdaq Capital Market

As of May 9, 2019, the Company had 31,497,723 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Net product sales ($12,836 and $10,846 sold to related parties for the three months ended March 31, 2019 and 2018)	$109,193	$134,018
Cost of products sold ($5,504 and $8,249 purchased from related parties for the three months ended March 31, 2019 and 2018)	95,148	112,379
Gross profit	14,045	21,639
Gain on other sales	1,269	1,513
Less: Operating expenses
Selling expenses	3,085	5,827
General and administrative expenses	4,590	4,424
Research and development expenses	6,602	8,307
Total operating expenses	14,277	18,558
Income from operations	1,037	4,594
Other income, net	1,407	621
Interest expense	(568)	(415)
Financial expense, net	(665)	(765)
Income before income tax expenses and equity in earnings of affiliated companies	1,211	4,035
Less: Income taxes	198	588
Equity in earnings of affiliated companies	211	585
Net income	1,224	4,032
Net loss attributable to non-controlling interests	(243)	(280)
Net income attributable to parent company’s common shareholders	$1,467	$4,312
Comprehensive income:
Net income	$1,224	$4,032
Other comprehensive income:
Foreign currency translation gain, net of tax	6,363	13,242
Comprehensive income	7,587	17,274
Comprehensive income attributable to non-controlling interests	214	236
Comprehensive income attributable to parent company	$7,373	$17,038

Net income attributable to parent company’s common shareholders per share

Basic –	$0.05	$0.14

Diluted-	$0.05	$0.14
Weighted average number of common shares outstanding
Basic	31,507,487	31,644,004
Diluted	31,513,297	31,644,004

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$65,471	$86,346
Pledged cash	26,205	29,623
Accounts and notes receivable, net - unrelated parties	242,574	237,519
Accounts and notes receivable, net - related parties	21,701	18,825
Inventories	90,202	88,021
Other current assets	34,076	35,094
Total current assets	480,229	495,428
Non-current assets:
Property, plant and equipment, net	137,033	129,853
Long-term investments	33,433	32,620
Other non-current assets	34,621	32,598
Total assets	$685,316	$690,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans	$65,888	$60,952
Accounts and notes payable - unrelated parties	187,612	205,643
Accounts and notes payable - related parties	5,668	4,477
Accrued expenses and other payables	45,897	47,032
Other current liabilities	24,181	23,196
Total current liabilities	329,246	341,300
Long-term liabilities:
Long-term government loan	297	291
Other long-term payable	7,977	8,726
Long-term tax payable	29,503	29,503
Other non-current liabilities	6,221	5,852
Total liabilities	$373,244	$385,672

Commitments and Contingencies (See Note 22)

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued - 32,338,302 and 32,338,302 shares as of March 31, 2019 and December 31, 2018, respectively	$3	$3
Additional paid-in capital	64,429	64,429
Retained earnings-
Appropriated	11,104	11,104
Unappropriated	212,906	211,439
Accumulated other comprehensive income	7,761	1,855
Treasury stock - 840,579 and 711,698 shares as of March 31, 2019 and December 31, 2018, respectively	(3,295)	(2,953)
Total parent company stockholders' equity	292,908	285,877
Non-controlling interests	19,164	18,950
Total stockholders' equity	312,072	304,827
Total liabilities and stockholders' equity	$685,316	$690,499

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,224	$4,032
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	3,987	4,342
(Reversal)/accrual of provision for doubtful accounts	(355)	275
Inventory write downs	1,112	1,543
Deferred income taxes	(84)	33
Equity in earnings of affiliated companies	(211)	(585)
Gain on fixed assets disposals	-	12
Changes in operating assets and liabilities
(Increase)/decrease in:
Accounts and notes receivable	(1,977)	559
Inventories	(1,233)	(6,592)
Other current assets	2,387	(128)
Increase/(decrease) in:
Accounts and notes payable	(21,299)	(11,950)
Accrued expenses and other payables	(2,208)	(4,031)
Other current liabilities	443	4,988
Net cash used in operating activities	(18,214)	(7,502)
Cash flows from investing activities:
(Decrease)/increase in other receivables	(249)	647
Cash received from property, plant and equipment sales	834	26
Payments to acquire property, plant and equipment (including $760 and $5,224 paid to related parties for the three months ended March 31, 2019 and 2018, respectively)	(8,777)	(8,192)
Payments to acquire intangible assets	(1,194)	-
Purchase of short-term investments	(15,563)	(1,414)
Proceeds from maturities of short-term investments	14,901	19,108
Cash received from repayment of the loan to a related party	-	20,430
Net cash (used in)/provided by investing activities	(10,048)	30,605
Cash flows from financing activities:
Proceeds from bank loans	15,275	19,672
Repayments of bank loans	(11,881)	(31,037)
Repayments of the borrowing for sale and leaseback transaction	(1,063)	-
Repurchase of common shares	(342)	-
Net cash provided by/(used in) financing activities	1,989	(11,365)
Effects of exchange rate on cash, cash equivalents and pledged cash	1,980	3,595
Net (decrease)/increase in cash, cash equivalents and pledged cash	(24,293)	15,333
Cash, cash equivalents and pledged cash at beginning of the period	115,969	96,093
Cash, cash equivalents and pledged cash at end of the period	$91,676	$111,426

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months Ended March 31, 2019 and 2018

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

The Company owns the following aggregate net interests in the following Sino-foreign joint ventures, wholly-owned subsidiaries and joint ventures organized in the People's Republic of China, the “PRC,” and Brazil as of March 31, 2019 and December 31, 2018.

	Percentage Interest
Name of Entity	March 31, 2019	December 31, 2018
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [9]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [10]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [11]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [12]	100.00%	100.00%
Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”[13]	60.00%	60.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”[14]	66.60%	66.60%

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

5.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.

9.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

10.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

11.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.

12.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.

13.	In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Rearch Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology.

14.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd. (“Henglong KYB”), which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.

2.	Basis of presentation and significant accounting policies

(a)	Basis of Presentation

Basis of Presentation – The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The details of subsidiaries are disclosed in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions in Regulation S-X. Accordingly they do not include all of the information and footnotes required by such accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all necessary adjustments, which include normal recurring adjustments, for a fair statement of the results of operations, financial position and cash flows for the interim periods presented.

The condensed consolidated balance sheet as of December 31, 2018 is derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2019.

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

On January 1, 2019, the Company adopted ASU 2016-02, Leases (as amended by ASU Nos. 2018-10, 2018-11, 2018-20, and 2019-01), using the modified retrospective method. The impact of the adoption of the new standard on the consolidated financial statements is discussed in “Significant Accounting Policies” below.

(c)	Significant Accounting Policies

The following significant accounting policies have been added or changed since the date of the Company’s 2018 Annual Report on Form 10-K.

Leases - As described in the “Recent Accounting Pronouncements” section, the Company adopted ASU 2016-02, Leases, and other related ASUs (collectively, ASC 842) on January 1, 2019, using the modified retrospective method of adoption.

The Company elected the transition method which allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result of electing this transition method, prior periods have not been restated. There is no material impact on the balance of retained earnings, right of use assets or associated lease liabilities as of January 1, 2019 due to the adoption of ASC 842. The Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which includes not reassessing lease classification of existing leases. The Company did not elect the hindsight practical expedient.

The Company determines if an arrangement is a lease upon inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The right to control the use of an asset includes the right to obtain substantially all of the economic benefits of the underlying asset and the right to direct how and for what purpose the asset is used. The Company’s major plants and buildings are self-owned and limited temporary small offices were rented.

For leases with a term of 12 months or less, the Company makes an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The Company recognizes lease expenses for such leases on a straight-line basis over the lease term.

Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is the Company’s incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for each lease based primarily on the lease term and the economic environment of the applicable country or region. The discount rate used by the Company for its operating lease was 4.49%.

The operating lease right of use assets was included in other current assets and current portion of operating lease liabilities was included in other current liabilities and the non-current portion was included in other non-current liabilities. The weighted average remaining lease term was 4 years. The Company does not have finance lease arrangements as of March 31, 2019.

3.	Accounts and notes receivable, net

The Company’s accounts and notes receivable, net as of March 31, 2019 and December 31, 2018 are summarized as follows (figures are in thousands of USD):

	March 31, 2019	December 31, 2018
Accounts receivable - unrelated parties	$150,415	$149,100
Notes receivable - unrelated parties (1)(2)	94,255	90,412
Total accounts and notes receivable- unrelated parties	244,670	239,512
Less: allowance for doubtful accounts - unrelated parties(3)	(2,096)	(1,993)
Accounts and notes receivable, net - unrelated parties	242,574	237,519
Accounts and notes receivable - related parties	21,701	18,825
Accounts and notes receivable, net	$264,275	$256,344

(1)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks or third parties.

(2)	As of March 31, 2019 and December 31, 2018, the Company pledged its notes receivable in an amount of approximately $7.6 million and $18.4 million, respectively, as security for its comprehensive credit facilities or loans.

(3)	Provision for doubtful accounts and notes receivable amounted to $0.1 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.

4.	Inventories

The Company’s inventories as of March 31, 2019 and December 31, 2018 consisted of the following (figures are in thousands of USD):

	March 31, 2019	December 31, 2018
Raw materials	$29,206	$27,190
Work in process	12,340	11,932
Finished goods	48,656	48,899
Total	$90,202	$88,021

The write down of inventories amounted to $1.1 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively.

5.	Long-term investments

In January 2010, the Company invested $3.1 million to establish a joint venture company, Beijing Henglong, with Hainachuan. The Company owns 50% of the equity in Beijing Henglong and can exercise significant influence over Beijing Henglong’s operating and financial policies. The Company accounted for Beijing Henglong’s operational results using the equity method. As of March 31, 2019 and December 31, 2018, the Company had $4.3 million and $4.2 million, respectively, of net equity in Beijing Henglong.

In September 2014, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Suzhou Venture Fund”, which mainly focuses on investments in emerging automobiles and parts industries. Hubei Henglong has committed to make investments of RMB 50.0 million, equivalent to approximately $7.4 million, in the Suzhou Venture Fund in three installments. As of March 31, 2019, Hubei Henglong has completed a capital contribution of RMB 50.0 million, equivalent to approximately $7.4 million, representing 12.5% of the Suzhou Venture Fund’s shares. As a limited partner, Hubei Henglong has more than virtually no influence over the Suzhou Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of March 31, 2019 and December 31, 2018, the Company had $10.0 million and $9.7 million, respectively, of net equity in the Suzhou Venture Fund.

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $18.0 million, in three installments, representing 23.5% of the Chongqing Venture Fund’s shares. As of March 31, 2019, Hubei Henglong has completed a capital contribution of RMB 84.0 million, equivalent to approximately $12.5 million. As a limited partner, Hubei Henglong has more than virtually no influence over the Chongqing Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of March 31, 2019 and December 31, 2018, the Company had $13.3 million and $13.1 million, respectively, of net equity in the Chongqing Venture Fund.

In October 2016, Hubei Henglong invested RMB 3.0 million, equivalent to approximately $0.4 million, to establish a joint venture company, Chongqing Jinghua Automotive Intelligent Manufacturing Technology Research Co., Ltd., “Chongqing Jinghua”, with five other parties. The Company owns 30% of the equity in Chongqing Jinghua, and can exercise significant influence over Chongqing Jinghua’s operating and financial policies. The Company accounts for Chongqing Jinghua’s operational results using the equity method. As of March 31, 2019 and December 31, 2018, the Company had $0.2 million and $0.2 million, respectively, of net equity in Chongqing Jinghua.

In March 2018, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Hubei Venture Fund”. Hubei Henglong has committed to make investments of RMB 76.0 million, equivalent to approximately $11.5 million, in three installments, representing 27.1% of the Hubei Venture Fund’s shares. As of March 31, 2019, Hubei Henglong has completed a capital contribution of RMB 38.0 million, equivalent to approximately $5.6 million. As a limited partner, Hubei Henglong has more than virtually no influence over the Hubei Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of March 31, 2019 and December 31, 2018, the Company had $5.6 million and $5.5 million, respectively, of net equity in the Hubei Venture Fund.

The Company’s consolidated financial statements reflect the net income of non-consolidated affiliates of $0.2 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively.

6.	Property, plant and equipment, net

The Company’s property, plant and equipment, net as of March 31, 2019 and December 31, 2018 are summarized as follows (figures are in thousands of USD):

	March 31, 2019	December 31, 2018
Costs:
Land use rights and buildings	$62,846	$60,593
Machinery and equipment	198,351	192,538
Electronic equipment	5,858	5,810
Motor vehicles	4,933	4,852
Construction in progress	15,214	12,526
Total amount of property, plant and equipment	287,202	276,319
Less: Accumulated depreciation (1)	(150,169)	(146,466)
Total amount of property, plant and equipment, net (2)(3)	$137,033	$129,853

(1)	As of March 31, 2019 and December 31, 2018, the Company pledged property, plant and equipment with a net book value of approximately $57.4 million and $55.9 million, respectively, as security for its comprehensive credit facilities with banks in China.

(2)	Depreciation charges were $3.9 million and $4.2 million for the three months ended March 31, 2019 and 2018, respectively.

(3)	Interest costs capitalized for the three months ended March 31, 2019 and 2018, were $0.1 million and $0.2 million, respectively.

7.	Loans

Loans consist of the following as of March 31, 2019 and December 31, 2018 (figures are in thousands of USD):

	March 31, 2019	December 31, 2018
Short-term bank loans (1)	$58,462	$53,667
Short-term government loan (2)	7,426	7,285
Total short-term bank and government loans	$65,888	$60,952
Long-term government loan (3)	297	291
Total bank and government loans	$66,185	$61,243

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year (See Note 6). As of March 31, 2019 and December 31, 2018, the weighted average interest rate was 5.0% and 5.3% per annum, respectively. Interest is to be paid monthly or quarterly, on the twentieth day of the applicable month or quarter, or at maturity and the principal repayment is at maturity.

On October 27, 2017, Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 224.0 million (equivalent to $33.3 million as of March 31, 2019), the “Henglong CITIC Credit Facility”. The original maturity date of the Henglong CITIC Credit Facility was October 27, 2018 and was extended to October 26, 2019. The amount of Henglong CITIC Credit Facility changed into RMB 200.0 million (equivalent to $29.7 million as of March 31, 2019). As security for the Henglong CITIC Credit Facility, Henglong’s property, plant and equipment were pledged and Hubei Henglong provided a guarantee. Henglong provided Jielong with a Standby Letter of Credit under the Credit Facility. On August 21, 2018, Henglong drew down loans amounting to RMB 23.2 million and RMB 48.1 million (equivalent to $3.4 million and $7.1 million), respectively. On August 23 and September 7, 2018, Henglong drew down loans amounting to RMB 19.3 million and RMB 5.8 million (equivalent to $2.9 million and $0.9 million), respectively. On March 15 and March 26, 2019, Henglong drew down loans amounting to RMB 7.2 million and RMB 7.8 million (equivalent to $1.0 million and $1.2 million), respectively. The annual interest rate of the loans was 3.63%, 3.98%, 3.79%, 3.95%, 3.52% and 3.52%, respectively.

On October 27, 2017, Hubei Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 140.0 million (equivalent to $20.8 million as of March 31, 2019), the “Hubei Henglong CITIC Credit Facility”. The Hubei Henglong CITIC Credit Facility expired on October 27, 2018. Henglong provided a guarantee for the Hubei Henglong CITIC Credit Facility. The original maturity date of the Hubei Henglong CITIC Credit Facility was October 27, 2018 and was extended to October 26, 2019. The amount of the Hubei Henglong CITIC Credit Facility changed into RMB 200.0 million (equivalent to $29.7 million as of March 31, 2019). Hubei Henglong provided Jiulong with a Standby Letter of Credit under the Credit Facility. On August 10, 2018, Hubei Henglong drew down loans amounting to RMB 11.5 million and RMB 27.0 million (equivalent to $1.7 million and $4.0 million), respectively. On August 22 and September 6, 2018, Hubei Henglong drew down loans amounting to RMB 26.0 million and RMB 7.6 million (equivalent to $3.9 million and $1.1 million), respectively. On March 15, 2019, Hubei Henglong drew down loans amounting to RMB 28.0 million and RMB 14.1 million (equivalent to $4.2 million and $2.1 million), respectively. The annual interest rate of the loans was 3.93%, 3.84%, 3.98%, 4.01%, 3.63% and 3.52%, respectively.

(2)	On September 27, 2018, the Company received a Chinese government loan of RMB 50.0 million, equivalent to approximately $7.4 million, with an interest rate of 3.48% per annum, which will mature on June 28, 2019. Henglong pledged RMB 51.5 million, equivalent to approximately $7.6 million, of notes receivable as security for the Chinese government loan (See Note 3).

(3)	On November 13, 2017, the Company received a Chinese government loan of RMB 2.0 million, equivalent to approximately $0.3 million, with an interest rate of 4.75% per annum, which will mature on November 12, 2020.

The Company must use the loans for the purpose as prescribed in the loan contracts. If the Company fails to do so, it will be charged penalty interest or trigger early repayment. The Company complied with such financial covenants as of March 31, 2019, and believes it will continue to comply with them.

8.	Accounts and notes payable

The Company’s accounts and notes payable as of March 31, 2019 and December 31, 2018 are summarized as follows (figures are in thousands of USD):

	March 31, 2019	December 31, 2018
Accounts payable - unrelated parties	$115,355	$124,610
Notes payable - unrelated parties (1)	72,257	81,033
Accounts and notes payable- unrelated parties	187,612	205,643
Accounts payable - related parties	5,668	4,477
Balance at end of the period	$193,280	$210,120

(1)	Notes payable represent accounts payable in the form of notes issued by the Company. The notes are endorsed by banks to ensure that noteholders will be paid after maturity. The Company has pledged cash deposits, short-term investments, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

9.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of March 31, 2019 and December 31, 2018 are summarized as follows (figures are in thousands of USD):

	March 31, 2019	December 31, 2018
Accrued expenses	$6,884	$8,341
Accrued interest	748	423
Current portion of other long-term payable (See Note 10)	3,529	3,400
Other payables	2,579	3,783
Warranty reserves (1)	32,157	31,085
Total	$45,897	$47,032

(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three months ended March 31, 2019 and 2018, and for the year ended December 31, 2018, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended March 31,		Year Ended December 31,
	2019	2018	2018
Balance at beginning of the period	$31,085	$29,033	$29,033
Additions during the period	2,776	4,248	24,102
Settlement within period	(2,294)	(4,206)	(20,599)
Foreign currency translation loss/(gain)	590	1,126	(1,451)
Balance at end of the period	$32,157	$30,201	$31,085

10.	Other long-term payable

On January 31, 2018, the Company entered into an equipment sales agreement with a third party (the “buyer-lessor”) and simultaneously entered into a four-year contract to lease back the equipment from the buyer-lessor. The carrying value of the equipment was $13.6 million and the sales price was $14.9 million. Pursuant to the terms of the contract, the Company is required to pay to the buyer-lessor lease payments over 4 years with a quarterly lease payment of $1.1 million and is entitled to obtain the ownership of this equipment at a nominal price upon the expiration of the lease. The Company is of the view that the transaction does not qualify as a sale. Therefore, the transaction is accounted for as a financing transaction by the Company. As of March 31, 2019, $3.5 million is recognized as other payable (See Note 9) and $8.0 million is recognized as other long-term payable to the buyer-lessor according to the contract term.

11.	Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the three months ended March 31, 2019 and 2018, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of the period	$64,429	$64,406
Balance at end of the period	$64,429	$64,406

Assumptions used to estimate the fair value of the stock options on the grant date are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield

December 5, 2018	44.72%	2.79%	5	0.00%

The stock options granted during 2018 were exercisable immediately. Their aggregate fair value on the grant date using the Black-Scholes option pricing model was $0.02 million. For the year ended December 31, 2018, the Company recognized stock-based compensation expenses of $0.02 million.

12.	Retained earnings

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

When the statutory surplus reserve reaches 50% of the registered capital of a company, additional reserve is no longer required. However, the reserve cannot be distributed to shareholders. Based on the business licenses of the PRC subsidiaries, the registered capital of Henglong, Jiulong, Shenyang, USAI, Jielong, Wuhu, Hubei Henglong, Henglong KYB and Chongqing are $10.0 million, $4.2 million (equivalent to RMB 35.0 million), $8.1 million (equivalent to RMB 67.5 million), $2.6 million, $6.0 million, $3.8 million (equivalent to RMB 30.0 million), $39.0 million, $41.7 million (equivalent to RMB 320.0 million) and $9.5 million (equivalent to RMB 60.0 million), respectively.

The Company’s activities in respect of the amounts of appropriated retained earnings for the three months ended March 31, 2019 and 2018, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of the period	$11,104	$10,707
Balance at end of the period	$11,104	$10,707

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three months ended March 31, 2019 and 2018, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of the period	$211,439	$209,459
Net income attributable to parent company	1,467	4,312
Balance at end of the period	$212,906	$213,771

13.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of accumulated other comprehensive income for the three months ended March 31, 2019 and 2018, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of the period	$1,855	$17,780
Foreign currency translation adjustment attributable to parent company	5,906	12,726
Balance at end of the period	$7,761	$30,506

14.	Treasury stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On December 5, 2018, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through December 4, 2019. During the three months ended March 31, 2019, the Company repurchased 128,881 shares of the Company’s common stock for cash consideration of $0.3 million on the open market. As of March 31, 2019 and December 31, 2018, the Company had cumulatively repurchased 840,579 shares and 711,698 shares, respectively, of the Company’s common stock since inception. The repurchased shares are presented as “treasury stock” on the balance sheet.

15.	Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three months ended March 31, 2019 and 2018, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of the period	$18,950	$6,681
Loss attributable to non-controlling interests	(243)	(280)
Foreign currency translation adjustment attributable to non-controlling interests	457	516
Balance at end of the period	$19,164	$6,917

16.	Net product sales

Revenue Disaggregation

Management has concluded that the disaggregation level is the same under both the revenue standard and the segment reporting standard. Please refer to Note 24.

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

Customer Deposits

As of March 31, 2019 and December 31, 2018, the Company has customer deposits of $0.7 million and $0.8 million, respectively. During the three months ended March 31, 2019, $3.2 million was received and $3.2 million (including $0.8 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

17.	Financial expense, net

During the three months ended March 31, 2019 and 2018, the Company recorded financial expense, net which is summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2019	2018
Interest income	$764	$374
Foreign exchange loss, net	(1,250)	(1,037)
Bank fees	(179)	(102)
Total financial expense, net	$(665)	$(765)

18.	Income tax

The Company’s effective tax rates were 16.4% and 14.7% in the three months ended March 31, 2019 and 2018, respectively. The increase in effective tax rate was primarily due to the increase in the valuation allowance provided for loss-making entities.

19.	Income per share

Basic income per share is computed using the weighted average number of ordinary shares outstanding during the period. Diluted income per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the period. The dilutive effect of outstanding stock options is determined based on the treasury stock method.

The calculations of basic and diluted income per share attributable to the parent company for the three months ended March 31, 2019 and 2018, were as follows (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$1,467	$4,312
Denominator:
Weighted average shares outstanding	31,507,487	31,644,004
Dilutive effects of stock options	5,810	-
Denominator for dilutive income per share - Diluted	31,513,297	31,644,004

Net income per share attributable to parent company’s common shareholders - Basic	$0.05	$0.14
Net income per share attributable to parent company’s common shareholders - Diluted	$0.05	$0.14

As of March 31, 2019 and 2018, the exercise prices for 112,500 shares and 112,500 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the three months ended March 31, 2019 and 2018, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

20.	Significant concentrations

A significant portion of the Company’s business is conducted in China where the currency is the RMB. Regulations in China permit foreign owned entities to freely convert the RMB into foreign currency for transactions that fall under the "current account", which includes trade related receipts and payments, interest and dividends. Accordingly, the Company’s Chinese subsidiaries may use RMB to purchase foreign exchange for settlement of such "current account" transactions without pre-approval. Regulations in the PRC currently permit payment of dividends of a PRC company only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Under PRC law, China-based subsidiaries are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their general reserves until the cumulative amount reaches 50% of their paid-in capital. These reserves are not distributable as cash dividends or as loans or advances. These foreign-invested enterprises may also allocate a portion of their after-tax profits, at the discretion of their boards of directors, to their staff welfare and bonus funds. Any amounts so allocated may not be distributed and, accordingly, would not be available for distribution to Genesis and HLUSA.

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

The Company grants credit to its customers in the ordinary course of its business, including Xiamen Joylon, Xiamen Automotive Parts, Shanghai Jinjie and Jingzhou Yude, which are related parties of the Company. The Company’s customers are mostly located in the PRC.

During the three months ended March 31, 2019, the Company’s five largest customers accounted for 44.0% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales i.e., 18.1%. As of March 31, 2019, approximately 6.2% of accounts receivable were from trade transactions with the aforementioned customer and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

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

21.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended March 31,
	2019	2018
Merchandise sold to related parties	$12,836	$10,846
Materials and others sold to related parties	461	446
Rental income obtained from related parties	80	102
Total	$13,377	$11,394

Related purchases

	Three Months Ended March 31,
	2019	2018
Materials purchased from related parties	$5,504	$8,249
Equipment purchased from related parties	760	1,248
Others purchased from related parties	11	49
Total	$6,275	$9,546

Related receivables

	March 31, 2019	December 31, 2018
Accounts and notes receivable from related parties	$21,701	$18,825

Related advances and loan balance

	March 31, 2019	December 31, 2018
Advance payments for property, plant and equipment to related parties	$3,819	$8,723
Advance payments and others to related parties	1,100	1,281
Total	$4,919	$10,004

Related payables

	March 31, 2019	December 31, 2018
Accounts and notes payable	$5,668	$4,477

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

As of May 9, 2019, Hanlin Chen, Chairman, owns 56.4% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

22.	Commitments and contingencies

Legal proceedings

On January 7, 2019, three purported stockholders of the Company filed a stockholder derivative complaint on behalf of the Company against the Company’s directors Hanlin Chen, Qizhou Wu, Arthur Wong, Guangxun Xu and Robert Tung in the Delaware Court of Chancery, alleging that they had (a) breached their fiduciary duties by approving and paying excessive compensation to the non-employee directors of the Company, Arthur Wong, Guangxun Xu and Robert Tung, and (b) failed to make full and accurate disclosure of all material information with respect to director qualification and director compensation paid in 2017 in the Company’s annual proxy statement on Schedule 14A filed on October 10, 2018. The directors have engaged their own counsel to answer this complaint. On April 9, 2019, the Company moved to dismiss the complaint. Management expects the impact of the suit on the Company’s consolidated financial statements to be immaterial.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of March 31, 2019 (figures are in thousands of USD):

	Payment obligations by period
	2019	2020	2021	Thereafter	Total
Obligations for investment contracts (1)	$10,990	$-	$-	$-	$10,990
Obligations for purchasing and service agreements	30,558	3,894	-	-	34,452
Total	$41,548	$3,894	$-	$-	$45,442

(1)

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $18.0 million, in the Chongqing Venture Fund in three installments, representing 23.5% of the Chongqing Venture Fund’s shares. As of March 31, 2019, Hubei Henglong has completed a capital contribution of RMB 84.0 million, equivalent to approximately $12.5 million, According to the agreement, the remaining capital commitment of RMB 36.0 million, equivalent to approximately $5.3 million, will be paid upon capital calls received from the Chongqing Venture Fund.

In March 2018, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Hubei Venture Fund”. Hubei Henglong has committed to make investments of RMB 76.0 million, equivalent to approximately $11.5 million, in the Hubei Venture Fund in three installments, representing 27.1% of the Hubei Venture Fund’s shares. As of March 31, 2019, Hubei Henglong has completed a capital contribution of RMB 38.0 million, equivalent to approximately $5.6 million. According to the agreement, the remaining capital commitment of RMB 38.0 million, equivalent to approximately $5.6 million, will be paid upon capital calls received from the Hubei Venture Fund.

23.	Off-balance sheet arrangements

As of March 31, 2019 and December 31, 2018, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

24.	Segment reporting

The accounting policies of the product sectors (each entity manufactures and sells different products and represents a different product sector) are the same as those described in the summary of significant accounting policies disclosed in the Company’s 2018 Annual Report on Form 10-K except that the disaggregated financial results for the product sectors have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting them in making internal operating decisions. Generally, the Company evaluates performance based on stand-alone product sector operating income and accounts for inter- segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Each product sector is considered a reporting segment.

As of March 31, 2019, the Company had 13 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu, Henglong KYB and Hubei Henglong), and one holding company (Genesis). The other seven sectors were engaged in the production and sale of sensor modular (USAI), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie) and research and development of intelligent automotive technology (Jingzhou Qingyan).

As of March 31, 2018, the Company had 12 product sectors, five of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu and Hubei Henglong), and one holding company (Genesis). The other seven sectors were engaged in the production and sale of sensor modular (USAI), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie) and research and development of intelligent automotive technology (Jingzhou Qingyan).

 The Company’s product sector information for the three months ended March 31, 2019 and 2018, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income (Loss)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Henglong	$40,964	$68,896	$(2,121)	$(312)
Jiulong	22,122	27,445	1,168	455
Shenyang	4,895	6,348	(299)	(618)
Wuhu	6,998	4,636	(175)	(397)
Hubei Henglong	28,175	33,393	1,372	3,089
Henglong KYB	19,954	-	(396)	-
Other Entities	17,296	17,898	1,455	794
Total Segments	140,404	158,616	1,004	3,011
Corporate	-	-	(301)	564
Eliminations	(31,211)	(24,598)	521	457
Total	$109,193	$134,018	$1,224	$4,032

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company considers an accounting estimate to be critical if:

·	It requires the Company to make assumptions about matters that were uncertain at the time it was making the estimate, and

·	Changes in the estimate or different estimates that the Company could have selected would have had a material impact on the Company’s financial condition or results of operations.

The table below presents information about the nature and rationale for the Company’s critical accounting estimates:

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors
Accrued liabilities and other long-term liabilities	Warranty obligations	Estimating warranty requires the Company to forecast the resolution of existing claims and expected future claims on products sold. OEMs (Original Equipment Manufacturers) are increasingly seeking to hold suppliers responsible for product warranties, which may impact the Company’s exposure to these costs.	The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	·OEM sourcing ·OEM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments	The Company is required from time to time to review the recoverability of certain of its assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	·Future production estimates ·Customer preferences and decisions

Accounts receivable	Allowance for doubtful accounts	The Company is required from time to time to review the credit of customers and make timely provision of allowance for doubtful accounts.	The Company estimates the collectability of the receivables based on the future cash flows using historical experiences.	·Customer credit

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors
Inventory	Write-down of inventory	The Company is required from time to time to review the cash ability of inventory based on projections of anticipated future cash flows, including write-down of inventory for prices that are higher than market price and undesirable inventories.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	·Future production estimates ·Customer preferences and decisions

Deferred income taxes	Recoverability of deferred tax assets	The Company is required to estimate whether recoverability of its deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.	The Company uses historical and projected future operating results, based upon approved business plans, including a review of the eligible carry forward period, tax planning opportunities and other relevant considerations.	·Tax law changes ·Variances in future projected profitability, including by taxing entity

Recent Accounting Pronouncements

Please see Note 2 to the consolidated financial statements under Item 1 of Part I of this report.

Results of Operations - Three Months Ended March 31, 2019 and 2018

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Three Months Ended March 31,
	2019	2018	Change	Change%

Net product sales	$109,193	$134,018	$(24,825)	-18.5%
Cost of products sold	95,148	112,379	(17,231)	-15.3
Net gain on other sales	1,269	1,513	(244)	-16.1
Selling expenses	3,085	5,827	(2,742)	-47.1
General and administrative expenses	4,590	4,424	166	3.8
Research and development expenses	6,602	8,307	(1,705)	-20.5
Operating income	1,037	4,594	(3,557)	-77.4
Other income, net	1,407	621	786	126.6
Interest expense	(568)	(415)	(153)	36.9
Financial expense, net	(665)	(765)	100	-13.1
Income before income tax expenses and equity in earnings of affiliated companies	1,211	4,035	(2,824)	-70.0
Income taxes	198	588	(390)	-66.3
Net income	1,224	4,032	(2,808)	-69.6
Net loss attributable to non-controlling interest	(243)	(280)	37	-13.2
Net income attributable to parent company’s common shareholders	1,467	4,312	(2,845)	-66.0%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2019	2018	Change		2019	2018	Change
Henglong	$40,964	$68,896	$(27,932)	-40.5%	$40,742	$62,047	$(21,305)	-34.3%
Jiulong	22,122	27,445	(5,323)	-19.4	18,837	24,535	(5,698)	-23.2
Shenyang	4,895	6,348	(1,453)	-22.9	4,546	6,306	(1,760)	-27.9
Wuhu	6,998	4,636	2,362	50.9	6,745	4,351	2,394	55.0
Hubei Henglong	28,175	33,393	(5,218)	-15.6	21,920	25,025	(3,105)	-12.4
Henglong KYB	19,954	-	19,954	-	19,130	-	19,130	-
Other Entities	17,296	17,898	(602)	-3.4	14,624	14,985	(361)	-2.4
Total Segments	140,404	158,616	(18,212)	-11.5	126,544	137,249	(10,705)	-7.8
Elimination	(31,211)	(24,598)	(6,613)	26.9	(31,396)	(24,870)	(6,526)	26.2
Total	$109,193	$134,018	$(24,825)	-18.5%	$95,148	$112,379	$(17,231)	-15.3%

Net Product Sales

Net product sales were $109.2 million for the three months ended March 31, 2019, compared to $134.0 million for the same period in 2018, representing a decrease of $24.8 million, or 18.5%.

Net sales of traditional steering products and parts were $87.0 million for the three months ended March 31, 2019, compared to $109.0 million for the same period in 2018, representing a decrease of $22.0 million, or 20.2%. Net sales of electric power steering (“EPS”) were $22.2 million for the three months ended March 31, 2019 and $25.0 million for the same period in 2018, representing a decrease of $2.8 million, or 11.2%. As a percentage of net sales, sales of EPS were 20.3% for the three months ended March 31, 2019, compared to 18.7% for the same period in 2018.

The decrease in net product sales was due to the effects of three major factors: i) the decrease in sales volume led to a sales decrease of $8.6 million due to the soft demand in the China domestic brand automobile market; ii) the decrease in average selling price of steering gears led to a sales decrease of $7.5 million; and iii) the depreciation of the RMB against the U.S. dollar in this quarter compared to the same quarter last year, resulting in a sales decrease of $8.7 million.

Further analysis by segment (before elimination) is as follows:

•	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $41.0 million for the three months ended March 31, 2019, compared with $68.9 million for the three months ended March 31, 2018, representing a decrease of $27.9 million, or 40.5%, which was mainly due to soft demand in the China domestic brand automobile market and the transfer by Henglong of its EPS business to Henglong KYB in the first quarter of 2019, which contributed a decrease of $8.1 million in net sales. A decrease in sales volume led to a sales decrease of $15.3 million, a decrease in selling price led to a sales decrease of $8.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $3.9 million.

•	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $22.1 million for the three months ended March 31, 2019, compared with $27.4 million for the three months ended March 31, 2018, representing a decrease of $5.3 million, or 19.3%. A decrease in sales volume led to a sales decrease of $2.2 million, a decrease in selling price led to a sales decrease of $1.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.5 million.

•	Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., Ltd., “Jinbei”, one of the major automotive manufacturers in China. Net product sales for Shenyang were $4.9 million for the three months ended March 31, 2019, compared to $6.3 million for the same period in 2018, representing a decrease of $1.4 million, or 22.2%. An increase in sales volumes led to a sales increase of $2.8 million, a decrease in selling price led to a sales decrease of $3.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.3 million.

•	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd., “Chery”, one of the major automotive manufacturers in China. Net product sales for Wuhu were $7.0 million for the three months ended March 31, 2019, compared to $4.6 million for the same period in 2018, representing an increase of $2.4 million, or 52.2%. An increase in sales volumes led to a sales increase of $1.6 million, an increase in selling prices led to a sales increase of $1.0 million and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.2 million.

•	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $28.2 million for the three months ended March 31, 2019, compared to $33.4 million for the same period in 2018, representing a decrease of $5.2 million, or 15.6%. A decrease in sales volume led to a sales decrease of $7.5 million, an increase in selling price led to a sales increase of $4.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.9 million.

•	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $20.0 million for the three months ended March 31, 2019. The Company restructured its business and transferred its EPS business from Henglong to Henglong KYB in the fourth quarter of 2018. The Company’s EPS business will be primarily operated by Henglong KYB in the future.

•	Net product sales for Other Entities were $17.3 million for the three months ended March 31, 2019, compared to $17.9 million for the same period in 2018, representing a decrease of $0.6 million, or 3.4%.

Cost of Products Sold

For the three months ended March 31, 2019, the cost of products sold was $95.1 million, compared to $112.4 million for the same period of 2018, representing a decrease of $17.3 million, or 15.4%. The decrease in cost of sales was mainly due to the effect of the following major factors: i) the decrease in sales volumes with a cost of sales decrease of $5.3 million; ii) the decrease in unit cost with a cost of sales decrease of $4.4 million; and iii) the depreciation of the RMB against the U.S. dollar with a cost of sales decrease of $7.6 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $40.7 million for the three months ended March 31, 2019, compared to $62.0 million for the same period of 2018, representing a decrease of $21.3 million, or 34.4%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $13.9 million, a decrease in unit cost resulting in a cost of sales decrease of $3.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $3.5 million.

•	Cost of products sold for Jiulong was $18.8 million for the three months ended March 31, 2019, compared to $24.5 million for the same period of 2018, representing a decrease of $5.7 million, or 23.3%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $1.7 million, a decrease in unit cost resulting in a cost of sales decrease of $2.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $1.4 million.

•	Cost of products sold for Shenyang was $4.5 million for the three months ended March 31, 2019, compared to $6.3 million for the same period of 2018, representing a decrease of $1.8 million, or 28.6%. The decrease in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $2.6 million, a decrease in unit cost resulting in a cost of sales decrease of $4.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.4 million.

•	Cost of products sold for Wuhu was $6.7 million for the three months ended March 31, 2019, compared to $4.4 million for the same period of 2018, representing an increase of $2.3 million, or 52.3%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $1.5 million, an increase in unit cost resulting in a cost of sales increase of $1.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.2 million.

•	Cost of products sold for Hubei Henglong was $21.9 million for the three months ended March 31, 2019, compared to $25.0 million for the same period of 2018, representing a decrease of $3.1 million, or 12.4%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $5.7 million, an increase in unit cost resulting in a cost of sales increase of $4.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $1.4 million.

•	Cost of products sold for Henglong KYB was $19.1 million for the three months ended March 31, 2019. The Company transferred its EPS business from Henglong to Henglong KYB in the fourth quarter of 2018.

•	Cost of products sold for Other Entities was $14.6 million for the three months ended March 31, 2019, compared to $15.0 million for the same period in 2018, representing a decrease of $0.4 million, or 2.7%.

Gross margin was 12.9% for the three months ended March 31, 2019, compared to 16.1% for the same period of 2018, representing a decrease of 3.2%, mainly due to the decrease in selling price and the changes in the product mix for the three months ended March 31, 2019.

Selling Expenses

Selling expenses were $3.1 million for the three months ended March 31, 2019, as compared to $5.8 million for the same period of 2018, representing a decrease of $2.7 million, or 46.6%, which was mainly due to decreased logistics fees as a result of decreased sales transactions and lower priced logistics suppliers.

General and Administrative Expenses

General and administrative expenses were $4.6 million for the three months ended March 31, 2019, as compared to $4.4 million for the same period of 2018, representing an increase of $0.2 million, or 4.5%, which was mainly due to the increased payroll expenses.

Research and Development Expenses

Research and development expenses were $6.6 million for the three months ended March 31, 2019, as compared to $8.3 million for the three months ended March 31, 2018, representing a decrease of $1.7 million, or 20.5%, which was mainly due to cost control on research and development expenditures.

Other Income, Net

Other income, net was $1.4 million for the three months ended March 31, 2019, compared to other income, net of $0.6 million for the three months ended March 31, 2018, representing an increase of $0.8 million, primarily due to an increase in the unspecific purpose subsidies being recognized in the first quarter of 2019.

Interest Expense

Interest expense was $0.6 million for the three months ended March 31, 2019, compared to interest expense of $0.4 million for the three months ended March 31, 2018, representing an increase of $0.2 million, primarily due to the new bank loans borrowed in 2019 and higher interest rates.

Income Taxes

Income tax expense was $0.2 million for the three months ended March 31, 2019, consistent with $0.6 million of income tax expense for the three months ended March 31, 2018. The income before income tax decreased to $1.2 million for the three months ended March 31, 2019 from $4.0 million for the same period in 2018 and the effective tax rate increased to 16.4% from 14.6% for the same period in 2018.

Net Loss Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests amounted to $0.2 million for the three months ended March 31, 2019, compared to $0.3 million for the three months ended March 31, 2018.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $1.5 million for the three months ended March 31, 2019, compared to $4.3 million for the three months ended March 31, 2018, representing a decrease of $2.8 million, which was mainly due to a decrease in net income of $2.8 million.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of March 31, 2019, the Company had cash and cash equivalents and short-term investments of $84.1 million, compared to $103.9 million as of December 31, 2018, representing a decrease of $19.8 million, or 19.1%.

The Company had working capital (total current assets less total current liabilities) of $151.0 million as of March 31, 2019, compared to $154.1 million as of December 31, 2018, representing a decrease of $3.1 million, or 2.0%.

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

The Company had short-term loans of $65.9 million (See Note 7) and bankers’ acceptances of $72.3 million (See Note 8) as of March 31, 2019.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be reduced by approximately $12.0 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $12.0 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $8.4 million, which is 70.0%, the mortgage rate, of $12.0 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of March 31, 2019, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available(4)	Amount Used(2)	Assessed Mortgage Value(3)
1. Comprehensive credit facilities	Hubei Bank	Nov-2019	$26,732	$18,808	$56,043

2. Comprehensive credit facilities	Shanghai Pudong Development Bank (1)	Jan-2019	16,968	16,968	17,374

3. Comprehensive credit facilities	China CITIC Bank	Jul-2019	3,416	2,672	5,492
	China CITIC Bank(1)	Oct-2019	75,741	39,452	14,750

4. Comprehensive credit facilities	China Everbright Bank	Dec-2019	4,455	3,843	7,604

5. Comprehensive credit facilities	Bank of Chongqing	Sep-2021	743	554	2,320

6. Comprehensive credit facilities	Bank of China (1)	Sep-2019	19,455	9,749	-

7. Comprehensive credit facilities	Hankou Bank(1)	Nov-2019	14,850	1,297	-

8. Comprehensive credit facilities	China Merchants Bank (1)	Mar-2020	22,277	7,802	-

9. Comprehensive credit facilities	Agriculture Bank of China	Mar-2020	1,040	149	4,126

Total			$185,677	$101,294	$107,709

(1)	The comprehensive credit facility with Shanghai Pudong Development Bank is required to be guaranteed by Jielong and Hubei Henglong in addition to the above pledged assets. It expired in January 2019, and the Company is currently in the process of negotiating with the bank for the renewal of this credit facility. The comprehensive credit facility with China CITIC Bank is required to be guaranteed by Henglong and Hubei Henglong, in addition to the above pledged assets. The comprehensive credit facility with Bank of China is required to be guaranteed by Hubei Henglong. The comprehensive credit facility with Hankou Bank is required to be guaranteed by Henglong. The comprehensive credit facility with China Merchants Bank is required to be guaranteed by Hubei Henglong.

(2)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $58.5 million and notes payable of $42.8 million as of March 31, 2019. The remainder of $7.7 million of government loan and $29.5 million of notes payable was secured by bank notes or time deposits without utilization of credit lines.

(3)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of March 31, 2019, the pledged assets included equipment with assessed value of $56.0 million, and land use rights and buildings with assessed value of $51.7 million.

(4)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	The pledged cash deposits were not included in the assessed mortgage value.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company’s loan terms range from 7 months to 36 months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1. Equipment with an assessed value of approximately $56.0 million as security for its revolving comprehensive credit facility with Hubei Bank.

2. Land use rights and buildings with an assessed value of approximately $17.4 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.

3. Land use rights and buildings with an assessed value of approximately $14.8 million as security for its comprehensive credit facility with China CITIC Bank Wuhan branch.

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

7. Land use rights and buildings with an assessed value of approximately $4.1 million as security for its comprehensive credit facility with Agricultural Bank of China.

Short-term and Long-term Loans

The following table summarizes the contract information of short-term and long-term borrowings between the banks, government and the Company as of March 31, 2019 (figures are in thousands of USD).

Bank Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
Wuhu Municipal Science and Technology Bureau	Working Capital	Nov 13, 2017	36	4.75%	Pay quarterly	Nov 12, 2020	297

China CITIC Bank	Working Capital	Aug 10, 2018	12	3.93%	Pay in arrear	Aug 9, 2019	1,713

China CITIC Bank	Working Capital	Aug 10, 2018	12	3.84%	Pay in arrear	Aug 9, 2019	4,002

China CITIC Bank	Working Capital	Aug 21, 2018	12	3.63%	Pay in arrear	Aug 20, 2019	3,438

China CITIC Bank	Working Capital	Aug 21, 2018	12	3.98%	Pay in arrear	Aug 20, 2019	7,138

China CITIC Bank	Working Capital	Aug 22, 2018	12	3.98%	Pay in arrear	Aug 20, 2019	3,855

China CITIC Bank	Working Capital	Aug 23, 2018	12	3.79%	Pay in arrear	Aug 22, 2019	2,861

China CITIC Bank	Working Capital	Sep 6, 2018	12	4.01%	Pay in arrear	Sep 5, 2019	1,128

China CITIC Bank	Working Capital	Sep 7, 2018	12	3.95%	Pay in arrear	Sep 6, 2019	857

Shanghai Pudong Development Bank	Working Capital	Sep 21, 2018	10	5.23%	Pay monthly	Jul 20, 2019	4,455

Shanghai Pudong Development Bank	Working Capital	Sep 21, 2018	10	5.23%	Pay monthly	Jul 20, 2019	1,931

Financial Bureau of Jingzhou Development Zone	Working Capital	Sep 27, 2018	9	3.48%	Pay in arrear	Jun 28, 2019	7,426

Hubei Bank	Working Capital	Oct 19, 2018	12	5.22%	Pay monthly	Oct 19, 2019	2,970

Bank of Chongqing	Working Capital	Oct 29, 2018	12	5.66%	Pay monthly	Oct 28, 2019	206

Bank of China	Working Capital	Nov 23, 2018	12	4.57%	Pay monthly	Nov 22, 2019	2,970

China CITIC Bank	Working Capital	Nov 28, 2018	7	5.22%	Pay monthly	Jul 8, 2019	2,228

Bank of China	Working Capital	Dec 19, 2018	12	4.57%	Pay monthly	Dec 18, 2019	2,970

Bank of Chongqing	Working Capital	Dec 28, 2018	12	5.66%	Pay monthly	Dec 24, 2019	97

Bank of Chongqing	Working Capital	Jan 30, 2019	12	5.66%	Pay monthly	Jan 29, 2020	81

Bank of Chongqing	Working Capital	Mar 5, 2019	12	5.66%	Pay monthly	Mar 3, 2020	170

China CITIC Bank	Working Capital	Mar 15, 2019	12	3.52%	Pay in arrear	Mar 9, 2020	1,076

China CITIC Bank	Working Capital	Mar 15, 2019	12	3.52%	Pay in arrear	Mar 11, 2020	2,094

China CITIC Bank	Working Capital	Mar 15, 2019	12	3.62%	Pay in arrear	Mar 13, 2020	4,154

China Merchants Bank	Working Capital	Mar 18, 2019	12	5.00%	Pay monthly	Mar 18, 2020	6,757

China CITIC Bank	Working Capital	Mar 26, 2019	12	3.52%	Pay in arrear	Mar 24, 2020	1,162

Agriculture Bank of China	Working Capital	Mar 27, 2019	12	4.35%	Pay monthly	Mar 26, 2020	149
Total							$66,185

The Company must use the loans for the purpose described in the table. For the bank loans of $4.5 million and $1.9 million, respectively, with Shanghai Pudong Development Bank, the bank loan of $6.8 million with China Merchants Bank, the bank loan of $0.1 million with Agriculture Bank of China, the bank loan of $3.0 million with Hubei Bank, the bank loan of $2.2 million with China CITIC Bank, and the government loan of $0.3 million with Wuhu Municipal Science and Technology Bureau, if the Company fails to do so, it will be charged a penalty interest at 100% of the specified loan rate listed in the table above or early repayment will be triggered. The Company has to pay interest at the interest rate described in the table on the 20th of each month or quarter, as applicable. If the Company fails to do so, it will be charged compound interest at the specified rate in the above table. The Company has to repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged a penalty interest at 30% of the specified loan rate for bank loans with Bank of China, and penalty interest at 50% of the specified loan rate for bank loans with other banks.

The Company complied with such financial covenants as of March 31, 2019, and believes it will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of March 31, 2019 (figures are in thousands of USD):

Purpose	Term (Months)	Due Date	Amount Payable on Due Date
Working Capital (1)	6	Apr. 2019	$14,783
Working Capital	6	May 2019	11,945
Working Capital	6	Jun. 2019	14,662
Working Capital	6	Jul. 2019	11,859
Working Capital	6	Aug. 2019	10,856
Working Capital	6	Sep. 2019	8,152
Total (See Note 8)			$72,257

(1)	The notes payable were repaid in full on their respective due dates.

 The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of March 31, 2019, and believes it will continue to comply with them.

Cash Flows

(a)	Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $18.2 million, compared with net cash used in operating activities of $7.5 million for the same period of 2018, representing an increase in net cash outflow of $10.7 million, which was mainly due to the net effect of (1) the decrease in net income excluding non-cash items by $4.0 million and (2) the increase in cash outflows from movements of operating assets and liabilities by $6.7 million.

(b)	Investing Activities

Net cash used in investing activities during the three months ended March 31, 2019 was $10.0 million, as compared to net cash provided by investing activities of $30.6 million for the same period of 2018, representing an increase of cash outflows by $40.7 million, which was mainly due to (1) a decrease in cash inflows due to the repayment of the loan to a related party by $20.4 million and (2) an increase in cash payment to purchase short-term investments by $14.1 million.

(c)	Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 was $2.0 million, compared to net cash used of $11.4 million for the same period of 2018, representing an increase in cash inflows by $13.4 million, which was mainly due to the effect of decreased proceeds from bank loans by $4.4 million, an increase in repayment of the borrowing for sale and leaseback by $1.1 million and the decrease in repayments of bank loan by $19.2 million.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On January 7, 2019, three purported stockholders of the Company filed a stockholder derivative complaint on behalf of the Company against the Company’s directors Hanlin Chen, Qizhou Wu, Arthur Wong, Guangxun Xu and Robert Tung in the Delaware Court of Chancery, alleging that they had (a) breached their fiduciary duties by approving and paying excessive compensation to the non-employee directors of the Company, Arthur Wong, Guangxun Xu and Robert Tung, and (b) failed to make full and accurate disclosure of all material information with respect to director qualification and director compensation paid in 2017 in the Company’s annual proxy statement on Schedule 14A filed on October 10, 2018. The directors have engaged their own counsel to answer this complaint. On April 9, 2019, the Company moved to dismiss the complaint.

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

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2018 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10SB12G File No. 000-33123).

3.1(ii)	Bylaws (incorporated by reference from the Form 10SB12G File No. 000-33123).

10.1	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006).

10.2	Stock Exchange Agreement dated August 11, 2014 by and among Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., China Automotive Systems, Inc. and Hubei Henglong Automotive System Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q Quarterly Report on August 13, 2014).

10.3	English translation of Joint Venture Contract, dated as of April 27, 2018, by and between Hubei Henglong Automotive System Group Co., Ltd. and KYB (China) Investment Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2018).

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, were filed on May 9, 2019 formatted in Extensible Business Reporting Language (XBRL):

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: May 9, 2019	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: May 9, 2019	By:	/s/ Jie Li
Jie Li
Chief Financial Officer