Form 10-Q
period 2019-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2019-08-08
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company Emerging growth company	☒ ☐

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

As of August 8, 2019, the Company had 31,497,723 shares of common stock issued and outstanding.

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

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended June 30,
	2019	2018
Net product sales ($14,310 and $10,856 sold to related parties for the three months ended June 30, 2019 and 2018)	$105,748	$125,782
Cost of products sold ($6,130 and $7,428 purchased from related parties for the three months ended June 30, 2019 and 2018)	90,563	108,761
Gross profit	15,185	17,021
Gain on other sales	2,485	977
Less: Operating expenses
Selling expenses	3,859	4,887
General and administrative expenses	4,434	4,442
Research and development expenses	6,637	8,085
Total operating expenses	14,930	17,414
Income from operations	2,740	584
Other (expense)/income, net	(447)	600
Interest expense	(731)	(801)
Financial income, net	1,552	897
Income before income tax expenses and equity in earnings of affiliated companies	3,114	1,280
Less: Income taxes	674	202
Equity in loss of affiliated companies	(207)	(82)
Net income	2,233	996
Net (loss)/income attributable to non-controlling interests	(277)	149
Net income attributable to parent company’s common shareholders	$2,510	$847
Comprehensive income:
Net income	$2,233	$996
Other comprehensive income:
Foreign currency translation loss, net of tax	(6,881)	(17,467)
Comprehensive loss	(4,648)	(16,471)
Comprehensive loss attributable to non-controlling interests	(776)	(431)
Comprehensive loss attributable to parent company	$(3,872)	$(16,040)

Net income attributable to parent company’s common shareholders per share

Basic -	$0.08	$0.03

Diluted -	$0.08	$0.03
Weighted average number of common shares outstanding
Basic	31,497,723	31,644,004
Diluted	31,499,577	31,647,305

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Six Months Ended June 30,
	2019	2018
Net product sales ($27,146 and $21,702 sold to related parties for the six months ended June 30, 2019 and 2018)	$214,941	$259,800
Cost of products sold ($11,634 and $15,677 purchased from related parties for the six months ended June 30, 2019 and 2018)	185,711	221,140
Gross profit	29,230	38,660
Gain on other sales	3,754	2,490
Less: Operating expenses
Selling expenses	6,944	10,714
General and administrative expenses	9,024	8,866
Research and development expenses	13,239	16,392
Total operating expenses	29,207	35,972
Income from operations	3,777	5,178
Other income, net	960	1,221
Interest expense	(1,299)	(1,216)
Financial income, net	887	132
Income before income tax expenses and equity in earnings of affiliated companies	4,325	5,315
Less: Income taxes	872	790
Equity in earnings of affiliated companies	4	503
Net income	3,457	5,028
Net loss attributable to non-controlling interests	(520)	(131)
Net income attributable to parent company’s common shareholders	$3,977	$5,159
Comprehensive income:
Net income	$3,457	$5,028
Other comprehensive income:
Foreign currency translation loss, net of tax	(518)	(4,225)
Comprehensive income	2,939	803
Comprehensive loss attributable to non-controlling interests	(562)	(195)
Comprehensive income attributable to parent company	$3,501	$998

Net income attributable to parent company’s common shareholders per share

Basic -	$0.13	$0.16

Diluted -	$0.13	$0.16
Weighted average number of common shares outstanding
Basic	31,501,889	31,644,004
Diluted	31,505,721	31,645,655

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$70,866	$86,346
Pledged cash	18,194	29,623
Accounts and notes receivable, net - unrelated parties	225,681	237,519
Accounts and notes receivable - related parties	29,449	18,825
Inventories	90,850	88,021
Other current assets	30,880	35,094
Total current assets	465,920	495,428
Non-current assets:
Property, plant and equipment, net	142,008	129,853
Long-term investments	35,459	32,620
Other non-current assets	27,357	32,598
Total assets	$670,744	$690,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans	$70,976	$60,952
Accounts and notes payable - unrelated parties	176,118	205,643
Accounts and notes payable - related parties	8,041	4,477
Accrued expenses and other payables	43,964	47,032
Other current liabilities	21,154	23,196
Total current liabilities	320,253	341,300
Long-term liabilities:
Long-term government loan	291	291
Other long-term payable	6,905	8,726
Long-term tax payable	26,693	29,503
Other non-current liabilities	8,073	5,852
Total liabilities	$362,215	$385,672

Commitments and Contingencies (See Note 22)

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized – 80,000,000 shares; Issued – 32,338,302 and 32,338,302 shares as of June 30, 2019 and December 31, 2018, respectively	$3	$3
Additional paid-in capital	64,429	64,429
Retained earnings-
Appropriated	11,104	11,104
Unappropriated	215,416	211,439
Accumulated other comprehensive income	1,379	1,855
Treasury stock – 840,579 and 711,698 shares as of June 30, 2019 and December 31, 2018, respectively	(3,295)	(2,953)
Total parent company stockholders' equity	289,036	285,877
Non-controlling interests	19,493	18,950
Total stockholders' equity	308,529	304,827
Total liabilities and stockholders' equity	$670,744	$690,499

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$3,457	$5,028
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	9,277	8,837
(Reversal)/accrual of provision for doubtful accounts	(673)	242
Inventory write downs	2,232	3,456
Deferred income taxes	(1,124)	(231)
Equity in earnings of affiliated companies	(4)	(503)
(Gain)/loss on fixed assets disposals	(733)	9
Changes in operating assets and liabilities
(Increase)/decrease in:
Accounts and notes receivable	969	6,644
Inventories	(5,526)	(16,062)
Other current assets	4,645	(1,374)
Increase/(decrease) in:
Accounts and notes payable	(31,049)	(15,574)
Accrued expenses and other payables	(3,055)	2,245
Long-term taxes payable	(2,810)	-
Other current liabilities	(1,336)	1,890
Net cash (used in)/provided by operating activities	(25,730)	(5,393)
Cash flows from investing activities:
Increase in demand loans and employee housing loans included in other non-current assets	1,057	1,190
Cash received from property, plant and equipment sales	700	199
Payments to acquire property, plant and equipment (including $2,271 and $5,694 paid to related parties for the six months ended June 30, 2019 and 2018, respectively)	(10,335)	(17,299)
Payments to acquire intangible assets	(1,387)	-
Investment under equity method	(2,348)	(5,957)
Purchase of short-term investments	(17,031)	(18,502)
Proceeds from maturities of short-term investments	17,087	21,687
Government subsidy received for purchase of property, plant and equipment	1,898	-
Cash received from long-term investment	579	-
Cash received from repayment of the loan to a related party	-	20,430
Net cash (used in)/provided by investing activities	(9,780)	1,748
Cash flows from financing activities:
Proceeds from bank loans	29,036	19,672
Repayments of bank loans	(18,910)	(35,664)
Proceeds from sale and leaseback transaction	-	11,758
Repayments of the borrowing for sale and leaseback transaction	(2,116)	(1,125)
Dividends paid to non-controlling interest holders of non-wholly owned subsidiaries	(333)	-
Cash received from capital contributions by non-controlling interest holder	1,438	-
Repurchase of common shares	(342)	-
Net cash provided by/(used in) financing activities	8,773	(5,359)
Effects of exchange rate on cash, cash equivalents and pledged cash	(172)	(1,604)
Net decrease in cash, cash equivalents and pledged cash	(26,909)	(10,608)
Cash, cash equivalents and pledged cash at beginning of the period	115,969	96,093
Cash, cash equivalents and pledged cash at end of the period	$89,060	$85,485

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2019 and 2018

1.	Organization and business

China Automotive Systems, Inc., “China Automotive,” was incorporated in the State of Delaware on June 29, 1999 under the name Visions-In-Glass, Inc. China Automotive, including, when the context so requires, its subsidiaries described below, is referred to herein as the “Company.” The Company is primarily engaged in the manufacture and sale of automotive systems and components, as described below.

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

The Company owns the following aggregate net interests in the following subsidiaries organized in the People's Republic of China, the “PRC,” and Brazil as of June 30, 2019 and December 31, 2018.

	Percentage Interest
Name of Entity	June 30, 2019	December 31, 2018
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [9]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [10]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [11]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [12]	100.00%	100.00%
Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”[13]	60.00%	60.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”[14]	66.60%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”[15]	51.00%	-

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

5.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.

9.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

10.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

11.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.

12.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.

13.	In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Rearch Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology.

14.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd. (“Henglong KYB”), which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.

15.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd. (“Wuhan Hyoseong”), which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.

2.	Basis of presentation and significant accounting policies

(a)	Basis of Presentation

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

The results of operations for the three months and six months ended June 30, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2019.

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

Leases - As described in the “Recent Accounting Pronouncements” section, the Company adopted ASU 2016-02, Leases, and other related ASUs (collectively, “ASC 842”) on January 1, 2019, using the modified retrospective method of adoption.

The Company elected the transition method, which allows entities to initially apply the requirements of ASC 842 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result of electing this transition method, prior periods have not been restated. There is no material impact on the balance of retained earnings, right of use assets or associated lease liabilities as of January 1, 2019 due to the adoption of ASC 842. The Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which includes not reassessing lease classification of existing leases. The Company did not elect the hindsight practical expedient.

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

The operating lease right of use assets of $0.4 million as of June 30, 2019 are included in other current assets. The current portion of operating lease liabilities of $0.1 million as of June 30, 2019 is included in other current liabilities and the non-current portion of $0.3 million as of June 30, 2019 is included in other non-current liabilities. The lease expenses recognized for the three months ended June 30, 2019 and 2018 were $4,000 and $4,000, respectively. The lease expenses recognized for the six months ended June 30, 2019 and 2018 were $7,000 and $7,000, respectively. The weighted average remaining lease term was 4 years. The Company does not have finance lease arrangements as of June 30, 2019.

3.	Accounts and notes receivable, net

The Company’s accounts and notes receivable, net as of June 30, 2019 and December 31, 2018 are summarized as follows (figures are in thousands of USD):

	June 30, 2019	December 31, 2018
Accounts receivable - unrelated parties	$131,975	$149,100
Notes receivable - unrelated parties (1) (2)	95,862	90,412
Total accounts and notes receivable - unrelated parties	227,837	239,512
Less: allowance for doubtful accounts - unrelated parties (3)	(2,156)	(1,993)
Accounts and notes receivable, net - unrelated parties	225,681	237,519
Accounts and notes receivable - related parties	29,449	18,825
Accounts and notes receivable, net	$255,130	$256,344

(1)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks or third parties.

(2)	As of December 31, 2018, the Company pledged $18.4 million of notes receivable as security for its comprehensive credit facilities or loans (nil as of June 30, 2019).

(3)	Provision for doubtful accounts and notes receivable recognized in the consolidated statements of operations amounted to $0.2 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively.

4.	Inventories

The Company’s inventories as of June 30, 2019 and December 31, 2018 consisted of the following (figures are in thousands of USD):

	June 30, 2019	December 31, 2018
Raw materials	$24,174	$27,190
Work in process	10,289	11,932
Finished goods	56,387	48,899
Total	$90,850	$88,021

The write down of inventories amounted to $2.2 million and $3.5 million for the six months ended June 30, 2019 and 2018, respectively.

5.	Long-term investments

In January 2010, the Company invested $3.1 million to establish a joint venture company, Beijing Henglong, with Hainachuan. The Company owns 50% of the equity in Beijing Henglong and can exercise significant influence over Beijing Henglong’s operating and financial policies. The Company accounts for Beijing Henglong’s operational results using the equity method. As of June 30, 2019 and December 31, 2018, the Company had $4.5 million and $4.2 million, respectively, of net equity in Beijing Henglong.

In September 2014, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Suzhou Venture Fund”, which mainly focuses on investments in emerging automobiles and parts industries. Hubei Henglong has made investments of RMB 50.0 million, equivalent to approximately $7.3 million, representing 12.5% of the Suzhou Venture Fund’s shares. In April 2019, the Suzhou Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received RMB 3.9 million, equivalent to approximately $0.6 million. As a limited partner, Hubei Henglong has more than virtually no influence over the Suzhou Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of June 30, 2019 and December 31, 2018, the Company had $8.9 million and $9.7 million, respectively, of net equity in the Suzhou Venture Fund.

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 120.0 million, equivalent to approximately $17.5 million, in three installments, representing 23.5% of the Chongqing Venture Fund’s shares. In May 2019, Hubei Henglong and the other parties agreed to reduce Hubei Henglong’s aggregate commitment from RMB 120.0 million to RMB 100.0 million, representing 18.5% of the Chongqing Venture Fund’s shares. In May 2019, Hubei Henglong made an additional investment of RMB 16.0 million, equivalent to approximately $2.3 million. As of June 30, 2019, Hubei Henglong has completed a capital contribution of RMB 100.0 million, equivalent to approximately $14.5 million. As a limited partner, Hubei Henglong has more than virtually no influence over the Chongqing Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of June 30, 2019 and December 31, 2018, the Company had $15.3 million and $13.1 million, respectively, of net equity in the Chongqing Venture Fund.

In October 2016, Hubei Henglong invested RMB 3.0 million, equivalent to approximately $0.4 million, to establish an associate company, Chongqing Jinghua Automotive Intelligent Manufacturing Technology Research Co., Ltd., “Chongqing Jinghua”, with five other parties. The Company owns 30% of the equity in Chongqing Jinghua, and can exercise significant influence over Chongqing Jinghua’s operating and financial policies. The Company accounts for Chongqing Jinghua’s operational results using the equity method. As of June 30, 2019 and December 31, 2018, the Company had $0.2 million and $0.2 million, respectively, of net equity in Chongqing Jinghua.

In March 2018, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Hubei Venture Fund”. Hubei Henglong has committed to make investments of RMB 76.0 million, equivalent to approximately $11.1 million, in three installments, representing 27.1% of the Hubei Venture Fund’s shares. As of June 30, 2019, Hubei Henglong has completed a capital contribution of RMB 38.0 million, equivalent to approximately $5.5 million. As a limited partner, Hubei Henglong has more than virtually no influence over the Hubei Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of June 30, 2019 and December 31, 2018, the Company had $5.5 million and $5.5 million, respectively, of net equity in the Hubei Venture Fund.

In June 2019, the Company invested RMB 8.0 million, equivalent to approximately $1.2 million, to establish an associate company, “Henglong Tianyu”, with Jingzhou Tianyu Auto Parts Co., Ltd. The Company owns 40% of the equity in Henglong Tianyu, and can exercise significant influence over Henglong Tianyu’s operating and financial policies. The Company accounts for Henglong Tianyu’s operational results using the equity method. As of June 30, 2019, the Company had $1.1 million of net equity in Henglong Tianyu.

The Company’s consolidated financial statements reflect the net income of non-consolidated affiliates of nil and $0.5 million for the six months ended June 30, 2019 and 2018, respectively.

6.	Property, plant and equipment, net

The Company’s property, plant and equipment, net as of June 30, 2019 and December 31, 2018 are summarized as follows (figures are in thousands of USD):

	June 30, 2019	December 31, 2018
Costs:
Land use rights and buildings	$64,768	$60,593
Machinery and equipment	197,341	192,538
Electronic equipment	5,732	5,810
Motor vehicles	4,847	4,852
Construction in progress	20,506	12,526
Total amount of property, plant and equipment	293,194	276,319
Less: Accumulated depreciation (1)	(151,186)	(146,466)
Total amount of property, plant and equipment, net (2)(3)	$142,008	$129,853

(1)	Depreciation charges were $5.3 million and $4.6 million for the three months ended June 30, 2019 and 2018, respectively, and $9.2 million and $8.8 million for the six months ended June 30, 2019 and 2018, respectively.

(2)	As of June 30, 2019 and December 31, 2018, the Company pledged property, plant and equipment with a net book value of approximately $59.6 million and $55.9 million, respectively as security for its comprehensive credit facilities with banks in China.

(3)	Interest costs capitalized for the three months ended June 30, 2019 and 2018, were $0.2 million and $0.2 million, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

7.	Loans

Loans consist of the following as of June 30, 2019 and December 31, 2018 (figures are in thousands of USD):

	June 30, 2019	December 31, 2018
Short-term bank loans (1)	$37,270	$29,146
Short-term bank loans (2)	33,706	24,521
Short-term government loan (3)	-	7,285
Total short-term bank and government loans	$70,976	$60,952
Long-term government loan (4)	291	291
Total bank and government loans	$71,267	$61,243

(1)	These loans are secured by property, plant and equipment of the Company and are repayable within one year (See Note 6). As of June 30, 2019 and December 31, 2018, the weighted average interest rate was 4.9% and 5.3% per annum, respectively. Interest is to be paid monthly or quarterly, on the twentieth day of the applicable month or quarter, or at maturity and the principal repayment is at maturity.

(2)

On October 27, 2017, Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 224.0 million (equivalent to $32.6 million as of June 30, 2019), the “Henglong CITIC Credit Facility”. The original maturity date of the Henglong CITIC Credit Facility was October 27, 2018 and was extended to October 26, 2019. The amount of Henglong CITIC Credit Facility changed into RMB 200.0 million (equivalent to $29.1 million as of June 30, 2019). As security for the Henglong CITIC Credit Facility, Henglong’s property, plant and equipment were pledged and Hubei Henglong provided a guarantee. Henglong provided Jielong with a Standby Letter of Credit under the Credit Facility. On August 21, 2018, Henglong drew down loans amounting to RMB 23.2 million and RMB 48.1 million (equivalent to $3.4 million and $7.0 million), respectively. On August 23 and September 7, 2018, Henglong drew down loans amounting to RMB 19.3 million and RMB 5.8 million (equivalent to $2.8 million and $0.8 million), respectively. On March 15 and March 26, 2019, Henglong drew down loans amounting to RMB 7.2 million and RMB 7.8 million (equivalent to $1.0 million and $1.1 million), respectively. On June 26, 2019, Henglong drew down loans amounting to RMB 6.3 million (equivalent to $0.9 million). The annual interest rate of the loans was 3.63%, 3.98%, 3.79%, 3.95%, 3.52%, 3.52% and 3.49%, respectively.

On October 27, 2017, Hubei Henglong entered into a credit facility agreement with China CITIC Bank to obtain credit facilities in the amount of RMB 140.0 million (equivalent to $20.4 million as of June 30, 2019), the “Hubei Henglong CITIC Credit Facility”. The Hubei Henglong CITIC Credit Facility expired on October 27, 2018. Henglong provided a guarantee for the Hubei Henglong CITIC Credit Facility. The original maturity date of the Hubei Henglong CITIC Credit Facility was October 27, 2018 and was extended to October 26, 2019. The amount of the Hubei Henglong CITIC Credit Facility changed into RMB 200.0 million (equivalent to $29.1 million as of June 30, 2019). Hubei Henglong provided Jiulong with a Standby Letter of Credit under the Credit Facility. On August 10, 2018, Hubei Henglong drew down loans amounting to RMB 11.5 million and RMB 27.0 million (equivalent to $1.7 million and $3.9 million), respectively. On August 22 and September 6, 2018, Hubei Henglong drew down loans amounting to RMB 26.0 million and RMB 7.6 million (equivalent to $3.8 million and $1.1 million), respectively. On March 15, 2019, Hubei Henglong drew down loans amounting to RMB 28.0 million and RMB 14.1 million (equivalent to $4.1 million and $2.1 million), respectively. The annual interest rate of the loans was 3.93%, 3.84%, 3.98%, 4.01%, 3.63% and 3.52%, respectively.

(3)	On September 27, 2018, the Company received a Chinese government loan of RMB 50.0 million, equivalent to approximately $7.3 million, with an interest rate of 3.48% per annum, which was scheduled to mature on June 28, 2019. Henglong pledged RMB 51.5 million, equivalent to approximately $7.5 million, of notes receivable as security for the Chinese government loan (See Note 3). The Company repaid this government loan on June 20, 2019.

(4)	On November 13, 2017, the Company received a Chinese government loan of RMB 2.0 million, equivalent to approximately $0.3 million, with an interest rate of 4.75% per annum, which will mature on November 12, 2020.

The Company must use the loans for the purpose as prescribed in the loan contracts. If the Company fails to do so, it will be charged penalty interest and/or trigger early repayment. The Company complied with such financial covenants as of June 30, 2019, and believes it will continue to comply with them.

8.	Accounts and notes payable

The Company’s accounts and notes payable as of June 30, 2019 and December 31, 2018 are summarized as follows (figures are in thousands of USD):

	June 30, 2019	December 31, 2018
Accounts payable - unrelated parties	$117,201	$124,610
Notes payable - unrelated parties (1)	58,917	81,033
Accounts and notes payable - unrelated parties	176,118	205,643
Accounts payable - related parties	8,041	4,477
Total	$184,159	$210,120

(1)	Notes payable represent accounts payable in the form of notes issued by the Company. The notes are endorsed by banks to ensure that noteholders will be paid after maturity. The Company has pledged cash deposits, notes receivable and certain property, plant and equipment to secure notes payable granted by banks.

9.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of June 30, 2019 and December 31, 2018 are summarized as follows (figures are in thousands of USD):

	June 30, 2019	December 31, 2018
Accrued expenses	$7,263	$8,341
Accrued interest	920	423
Current portion of other long-term payable (See Note 10)	3,516	3,400
Other payables	1,329	3,783
Warranty reserves (1)	30,936	31,085
Total	$43,964	$47,032

(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three and six months ended June 30, 2019 and 2018, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of the period	$32,157	$30,201	$31,085	$29,033
Additions during the period	4,725	5,617	7,501	9,865
Settlement within the period	(5,289)	(4,499)	(7,583)	(8,705)
Foreign currency translation gain	(657)	(1,540)	(67)	(414)
Balance at end of the period	$30,936	$29,779	$30,936	$29,779

10.	Other long-term payable

On January 31, 2018, the Company entered into an equipment sales agreement with a third party (the “buyer-lessor”) and simultaneously entered into a four-year contract to lease back the equipment from the buyer-lessor. The carrying value of the equipment was RMB 91.3 million (equivalent to $13.3 million as of June 30, 2019) and the sales price was RMB 100 million (equivalent to $14.5 million as of June 30, 2019). Pursuant to the terms of the contract, the Company is required to pay to the buyer-lessor lease payments over 4 years with a quarterly lease payment of $1.0 million and is entitled to obtain the ownership of this equipment at a nominal price upon the expiration of the lease. The Company is of the view that the transaction does not qualify as a sale. Therefore, the transaction is accounted for as a financing transaction by the Company. As of June 30, 2019, $3.5 million is recognized as other payable (See Note 9) and $6.9 million is recognized as other long-term payable to the buyer-lessor according to the contract term.

11.	Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the three and six months ended June 30, 2019 and 2018, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of the period	$64,429	$64,406	$64,429	$64,406
Balance at end of the period	$64,429	$64,406	$64,429	$64,406

Assumptions used to estimate the fair value of the stock options on the grant date are as follows:

Issuance date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield

December 5, 2018	44.72%	2.79%	5	0.00%

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

When the statutory surplus reserve reaches 50% of the registered capital of a company, additional reserve is no longer required. However, the reserve cannot be distributed to shareholders. Based on the business licenses of the PRC subsidiaries, the registered capital of Henglong, Jiulong, Shenyang, USAI, Jielong, Wuhu, Hubei Henglong, Henglong KYB, Chongqing Henglong and Wuhan Hyoseong are $10.0 million (equivalent to RMB 82.0 million), $4.2 million (equivalent to RMB 35.0 million), $8.1 million (equivalent to RMB 67.5 million), $2.6 million, $6.0 million, $3.8 million (equivalent to RMB 30.0 million), $39.0 million, $41.7 million (equivalent to RMB 320.0 million), $9.5 million (equivalent to RMB 60.0 million) and $2.9 million (equivalent to RMB 20.0 million), respectively.

The Company’s activities in respect of the amounts of appropriated retained earnings for the three and six months ended June 30, 2019 and 2018, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of the period	$11,104	$10,707	$11,104	$10,707
Appropriation of retained earnings	-	123	-	123
Balance at end of the period	$11,104	$10,830	$11,104	$10,830

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three and six months ended June 30, 2019 and 2018, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of the period	$212,906	$213,771	$211,439	$209,459
Net income attributable to parent company	2,510	847	3,977	5,159
Appropriation of retained earnings	-	(123)	-	(123)
Balance at end of the period	$215,416	$214,495	$215,416	$214,495

13.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of accumulated other comprehensive income for the three and six months ended June 30, 2019 and 2018, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of the period	$7,761	$30,506	$1,855	$17,780
Foreign currency translation adjustment attributable to parent company	(6,382)	(16,887)	(476)	(4,161)
Balance at end of the period	$1,379	$13,619	$1,379	$13,619

14.	Treasury stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On December 5, 2018, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through December 4, 2019. As of June 30, 2019 and December 31, 2018, the Company had cumulatively repurchased 840,579 shares and 711,698 shares, respectively, of the Company’s common stock. The repurchased shares are presented as “treasury stock” on the balance sheet.

15.	Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three and six months ended June 30, 2019 and 2018, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of the period	$19,164	$6,917	$18,950	$6,681
Net income/(loss) attributable to non-controlling interests	(277)	149	(520)	(131)
Dividends declared to non-controlling interest holders of non-wholly owned subsidiaries	(333)	(538)	(333)	(538)
Contribution by non-controlling shareholder of Wuhan Hyoseong	1,438	-	1,438	-
Foreign currency translation adjustment attributable to non-controlling interests	(499)	(580)	(42)	(64)
Balance at end of the period	$19,493	$5,948	$19,493	$5,948

16.	Net product sales

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

Customer Deposits

As of June 30, 2019 and December 31, 2018, the Company has customer deposits of $1.3 million and $0.8 million, respectively. During the six months ended June 30, 2019, $6.3 million was received and $5.7 million (including $0.8 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

17.	Financial income, net

During the three months ended June 30, 2019 and 2018, and the six months ended June 30, 2019 and 2018, the Company recorded financial income, net which is summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	$714	$570	$1,477	$944
Foreign exchange gain/(loss), net	853	395	(396)	(641)
Bank fees	(15)	(68)	(194)	(171)
Total financial income, net	$1,552	$897	$887	$132

18.	Income tax

The Company’s effective tax rates were 21.6% and 15.8% for the three months ended June 30, 2019 and 2018, respectively, and 20.2% and 14.9% for the six months ended June 30, 2019 and 2018, respectively. The changes in valuation allowance were $0.2 million and $0.3 million for the three and six months ended June 30, 2019, respectively.

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

The calculations of basic and diluted income per share attributable to the parent company for the three months ended June 30, 2019 and 2018, were as follows (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended June 30,
	2019	2018
Numerator:
Net income attributable to the parent company’s common shareholders - Basic and Diluted	$2,510	$847
Denominator:
Weighted average shares outstanding	31,497,723	31,644,004
Dilutive effects of stock options	1,854	3,301
Denominator for dilutive income per share - Diluted	31,499,577	31,647,305

Net income per share attributable to parent company’s common shareholders - Basic	$0.08	$0.03
Net income per share attributable to parent company’s common shareholders - Diluted	$0.08	$0.03

The calculations of basic and diluted income per share attributable to the parent company for the six months ended June 30, 2019 and 2018, were as follows (figures are in thousands of USD, except share and per share amounts):

	Six Months Ended June 30,
	2019	2018
Numerator:
Net income attributable to the parent company’s common shareholders – Basic and Diluted	$3,977	$5,159
Denominator:
Weighted average shares outstanding	31,501,889	31,644,004
Dilutive effects of stock options	3,832	1,651
Denominator for dilutive income per share – Diluted	31,505,721	31,645,655

Net income per share attributable to parent company’s common shareholders - Basic	$0.13	$0.16
Net income per share attributable to parent company’s common shareholders – Diluted	$0.13	$0.16

As of June 30, 2019 and 2018, the exercise prices for 112,500 shares and 112,500 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the six months ended June 30, 2019 and 2018, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

During the six months ended June 30, 2019, the Company’s five largest customers accounted for 45.1% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales, i.e., 20.2%. As of June 30, 2019, approximately 6.1% of accounts receivable were from trade transactions with the aforementioned customer and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

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

21.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended June 30,
	2019	2018
Merchandise sold to related parties	$14,310	$10,856
Materials and others sold to related parties	435	498
Rental income obtained from related parties	121	45
Total	$14,866	$11,399

	Six Months Ended June 30,
	2019	2018
Merchandise sold to related parties	$27,146	$21,702
Materials and others sold to related parties	896	944
Rental income obtained from related parties	201	147
Total	$28,243	$22,793

Related purchases

	Three Months Ended June 30,
	2019	2018
Materials purchased from related parties	$6,130	$7,428
Equipment purchased from related parties	1,511	2,037
Others purchased from related parties	10	208
Total	$7,651	$9,673

	Six Months Ended June 30,
	2019	2018
Materials purchased from related parties	$11,634	$15,677
Equipment purchased from related parties	2,271	3,285
Others purchased from related parties	21	257
Total	$13,926	$19,219

Related receivables

	June 30, 2019	December 31, 2018
Accounts and notes receivable from related parties	$29,449	$18,825

Related advance payments

	June 30, 2019	December 31, 2018
Advance payments for property, plant and equipment to related parties	$2,019	$8,723
Advance payments and others to related parties	1,020	1,281
Total	$3,039	$10,004

Related payables

	June 30, 2019	December 31, 2018
Accounts and notes payable	$8,041	$4,477

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

As of August 8, 2019, Hanlin Chen, Chairman, owns 56.4% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

22.	Commitments and contingencies

Legal proceedings

On January 7, 2019, three purported stockholders of the Company filed a stockholder derivative complaint on behalf of the Company against the Company’s directors Hanlin Chen, Qizhou Wu, Arthur Wong, Guangxun Xu and Robert Tung in the Delaware Court of Chancery, alleging that they had (a) breached their fiduciary duties by approving and paying excessive compensation to the non-employee directors of the Company, Arthur Wong, Guangxun Xu and Robert Tung, and (b) failed to make full and accurate disclosure of all material information with respect to director qualification and director compensation paid in 2017 in the Company’s annual proxy statement on Schedule 14A filed on October 10, 2018. The directors have engaged their own counsel to answer this complaint. On April 9, 2019, the Company moved to dismiss the complaint. The motion to dismiss was denied on July 17, 2019. The directors of the Company will continue to answer this complaint. Management expects the impact of the suit on the Company’s consolidated financial statements to be immaterial.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of June 30, 2019 (figures are in thousands of USD):

	Payment obligations by period
	2019	2020	2021	Thereafter	Total
Obligations for investment contracts (1)	$5,528	$-	$-	$-	$5,528
Obligations for purchasing and service agreements	19,477	1,943	199	-	21,619
Total	$25,005	$1,943	$199	$-	$27,147

(1)	In March 2018, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Hubei Venture Fund”. Hubei Henglong has committed to make investments of RMB 76.0 million, equivalent to approximately $11.1 million, in the Hubei Venture Fund in three installments, representing 27.1% of the Hubei Venture Fund’s shares. As of June 30, 2019, Hubei Henglong has completed a capital contribution of RMB 38.0 million, equivalent to approximately $5.5 million. According to the agreement, the remaining capital commitment of RMB 38.0 million, equivalent to approximately $5.6 million, will be paid upon capital calls received from the Hubei Venture Fund.

23.	Off-balance sheet arrangements

As of June 30, 2019 and December 31, 2018, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

24.	Segment reporting

The accounting policies of the product sectors (each entity manufactures and sells different products and represents a different product sector) are the same as those described in the summary of significant accounting policies disclosed in the Company’s 2018 Annual Report on Form 10-K except that the disaggregated financial results for the product sectors have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting them in making internal operating decisions. Generally, the Company evaluates performance based on stand-alone product sector operating income and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Each product sector is considered a reporting segment.

As of June 30, 2019, the Company had 14 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu, Henglong KYB and Hubei Henglong), and one holding company (Genesis). The other eight sectors were engaged in the production and sale of sensor modular (USAI), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

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

The Company’s product sector information for the three months and six months ended June 30, 2019 and 2018, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income (Loss)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Henglong	$36,575	$60,301	$2,208	$(1,530)
Jiulong	26,638	30,962	1,192	956
Shenyang	5,411	8,866	704	534
Wuhu	4,238	5,565	(212)	(483)
Hubei Henglong	27,584	28,717	2,419	3,273
Henglong KYB	18,878	-	(1,469)	-
Other Entities	15,353	21,153	1,411	1,488
Total Segments	134,677	155,564	6,253	4,238
Corporate	-	-	(1,163)	(1,582)
Eliminations	(28,929)	(29,782)	(2,857)	(1,660)
Total	$105,748	$125,782	$2,233	$996

	Net Product Sales		Net Income (Loss)
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Henglong	$77,539	$129,197	$87	$(1,842)
Jiulong	48,760	58,407	2,360	1,411
Shenyang	10,306	15,214	405	(84)
Wuhu	11,236	10,201	(387)	(880)
Hubei Henglong	55,759	62,110	3,791	6,362
Henglong KYB	38,832	-	(1,865)	-
Other Entities	32,649	39,051	2,866	2,282
Total Segments	275,081	314,180	7,257	7,249
Corporate	-	-	(1,464)	(1,018)
Eliminations	(60,140)	(54,380)	(2,336)	(1,203)
Total	$214,941	$259,800	$3,457	$5,028

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company considers an accounting estimate to be critical if:

·	It requires the Company to make assumptions about matters that were uncertain at the time it was making the estimate, and

·	Changes in the estimate or different estimates that the Company could have selected would have had a material impact on the Company’s financial condition or results of operations.

The table below presents information about the nature and rationale for the Company’s critical accounting estimates:

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors
Accrued liabilities and other long-term liabilities	Warranty obligations	Estimating warranty requires the Company to forecast the resolution of existing claims and expected future claims on products sold. OEMs (Original Equipment Manufacturers) are increasingly seeking to hold suppliers responsible for product warranties, which may impact the Company’s exposure to these costs.	The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	·OEM sourcing ·OEM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments	The Company is required from time to time to review the recoverability of certain of its assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	·Future production estimates ·Customer preferences and decisions

Accounts receivable	Allowance for doubtful accounts	The Company is required from time to time to review the credit of customers and make timely provision of allowance for doubtful accounts.	The Company estimates the collectability of the receivables based on the future cash flows using historical experiences.	Customer credit
Inventory	Write-down of inventory	The Company is required from time to time to review the cash ability of inventory based on projections of anticipated future cash flows, including write-down of inventory for prices that are higher than market price and undesirable inventories.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	·Future production estimates ·Customer preferences and decisions
Deferred income taxes	Recoverability of deferred tax assets	The Company is required to estimate whether recoverability of its deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.	The Company uses historical and projected future operating results, based upon approved business plans, including a review of the eligible carry forward period, tax planning opportunities and other relevant considerations.	·Tax law changes ·Variances in future projected profitability, including by taxing entity

Recent Accounting Pronouncements

Please see Note 2 to the consolidated financial statements under Item 1 of Part I of this report.

Results of Operations

Three Months Ended June 30, 2019 and 2018

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Three Months Ended June 30,
	2019	2018	Change	Change%
Net product sales	$105,748	$125,782	$(20,034)	-15.9%
Cost of products sold	90,563	108,761	(18,198)	-16.7
Gain on other sales	2,485	977	1,508	154.4
Selling expenses	3,859	4,887	(1,028)	-21.0
General and administrative expenses	4,434	4,442	(8)	-0.2
Research and development expenses	6,637	8,085	(1,448)	-17.9
Other (expense)/income, net	(447)	600	(1,047)	-174.5
Interest expense	(731)	(801)	70	-8.7
Income taxes	674	202	472	233.7
Net income	2,233	996	1,237	124.2
Net (loss)/income attributable to non-controlling interests	(277)	149	(426)	-285.9
Net income attributable to parent company’s common shareholders	2,510	847	1,663	196.3%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2019	2018	Change		2019	2018	Change
Henglong	$36,575	$60,301	(23,726)	-39.3%	$36,311	$56,050	$(19,739)	-35.2%
Jiulong	26,638	30,962	(4,324)	-14.0	23,339	27,533	(4,194)	-15.2
Shenyang	5,411	8,866	(3,455)	-39.0	4,208	7,767	(3,559)	-45.8
Wuhu	4,238	5,565	(1,327)	-23.8	4,096	5,363	(1,267)	-23.6
Hubei Henglong	27,584	28,717	(1,133)	-3.9	21,812	23,619	(1,807)	-7.7
Henglong KYB	18,878	-	18,878	-	17,676	-	17,676	-
Other Entities	15,353	21,153	(5,800)	-27.4	12,590	17,700	(5,110)	-28.9
Total Segments	134,677	155,564	(20,887)	-13.4	120,032	138,032	(18,000)	-13.0
Elimination	(28,929)	(29,782)	853	-2.9	(29,469)	(29,271)	(198)	0.7
Total	$105,748	$125,782	$(20,034)	-15.9%	$90,563	$108,761	$(18,198)	-16.7%

Net Product Sales

Net product sales were $105.7 million for the three months ended June 30, 2019, compared to $125.8 million for the same period in 2018, representing a decrease of $20.1 million, or 15.9%.

Net sales of traditional steering products and parts were $83.1 million for the three months ended June 30, 2019, compared to $98.8 million for the same period in 2018, representing a decrease of $15.7 million, or 15.9%. Net sales of electric power steering (“EPS”) were $22.6 million for the three months ended June 30, 2019 and $27.0 million for the same period in 2018, representing a decrease of $4.4 million, or 16.3%. As a percentage of net sales, sales of EPS were 21.4% for the three months ended June 30, 2019, consistent with 21.4% for the same period in 2018.

The decrease in net product sales was due to the effects of three major factors: i) the decrease in sales volume led to a sales decrease of $24.1 million due to the soft demand in the China domestic brand automobile market; ii) the increase in average selling price of steering gears led to a sales increase of $13.6 million; and iii) the depreciation of the RMB against the U.S. dollar in this quarter compared to the same quarter last year, resulting in a sales decrease of $9.6 million.

Further analysis by segment (before elimination) is as follows:

•	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $36.6 million for the three months ended June 30, 2019, compared with $60.3 million for the three months ended June 30, 2018, representing a decrease of $23.7 million, or 39.3%, which was mainly due to soft demand in the China domestic brand automobile market and the transfer by Henglong of its EPS business to Henglong KYB in the fourth quarter of 2018, which contributed a decrease of $10.2 million in net sales. A decrease in sales volume led to a sales decrease of $24.5 million, an increase in selling price led to a sales increase of $4.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $3.8 million.

•	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $26.6 million for the three months ended June 30, 2019, compared with $31.0 million for the three months ended June 30, 2018, representing a decrease of $4.4 million, or 14.2%. A decrease in sales volume led to a sales decrease of $6.0 million, an increase in selling price led to a sales increase of $3.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $2.1 million.

•	Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., Ltd. (“Jinbei”), one of the major automotive manufacturers in China. Net product sales for Shenyang were $5.4 million for the three months ended June 30, 2019, compared to $8.9 million for the same period in 2018, representing a decrease of $3.5 million, or 39.3%. A decrease in sales volumes led to a sales decrease of $3.9 million, an increase in selling price led to a sales increase of $1.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.6 million.

•	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd. (“Chery”), one of the major automotive manufacturers in China. Net product sales for Wuhu were $4.2 million for the three months ended June 30, 2019, compared to $5.6 million for the same period in 2018, representing a decrease of $1.4 million, or 25.0%. A decrease in sales volumes led to a sales decrease of $0.3 million, a decrease in selling prices led to a sales decrease of $0.7 million and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.4 million.

•	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $27.6 million for the three months ended June 30, 2019, compared to $28.7 million for the same period in 2018, representing a decrease of $1.1 million, or 3.8%. A decrease in sales volume led to a sales decrease of $4.6 million, an increase in selling price led to a sales increase of $5.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.8 million.

•	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $18.9 million for the three months ended June 30, 2019. The Company restructured its business and transferred its EPS business from Henglong to Henglong KYB in the fourth quarter of 2018. The Company’s EPS business will be primarily operated by Henglong KYB in the future.

•	Net product sales for Other Entities were $15.4 million for the three months ended June 30, 2019, compared to $21.2 million for the same period in 2018, representing a decrease of $5.8 million, or 27.4%.

Cost of Products Sold

For the three months ended June 30, 2019, the cost of products sold was $90.6 million, compared to $108.8 million for the same period of 2018, representing a decrease of $18.2 million, or 16.7%. The decrease in cost of sales was mainly due to the effect of the following major factors: i) the decrease in sales volumes with a cost of sales decrease of $22.1 million; ii) the increase in unit cost with a cost of sales increase of $12.5 million; and iii) the depreciation of the RMB against the U.S. dollar with a cost of sales decrease of $8.6 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $36.3 million for the three months ended June 30, 2019, compared to $56.1 million for the same period of 2018, representing a decrease of $19.8 million, or 35.3%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $22.5 million, an increase in unit cost resulting in a cost of sales increase of $6.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $3.6 million.

•	Cost of products sold for Jiulong was $23.3 million for the three months ended June 30, 2019, compared to $27.5 million for the same period of 2018, representing a decrease of $4.2 million, or 15.3%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $5.6 million, an increase in unit cost resulting in a cost of sales increase of $3.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $1.7 million.

•	Cost of products sold for Shenyang was $4.2 million for the three months ended June 30, 2019, compared to $7.8 million for the same period of 2018, representing a decrease of $3.6 million, or 46.2%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $4.1 million, an increase in unit cost resulting in a cost of sales increase of $1.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.5 million.

•	Cost of products sold for Wuhu was $4.1 million for the three months ended June 30, 2019, compared to $5.4 million for the same period of 2018, representing a decrease of $1.3 million, or 24.1%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $0.3 million, a decrease in unit cost resulting in a cost of sales decrease of $0.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.3 million.

•	Cost of products sold for Hubei Henglong was $21.8 million for the three months ended June 30, 2019, compared to $23.6 million for the same period of 2018, representing a decrease of $1.8 million, or 7.6%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $3.4 million, an increase in unit cost resulting in a cost of sales increase of $3.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $1.5 million.

•	Cost of products sold for Henglong KYB was $17.7 million for the three months ended June 30, 2019. The Company transferred its EPS business from Henglong to Henglong KYB in the fourth quarter of 2018.

•	Cost of products sold for Other Entities was $12.6 million for the three months ended June 30, 2019, compared to $17.7 million for the same period in 2018, representing a decrease of $5.1 million, or 28.8%.

Gross margin was 14.4% for the three months ended June 30, 2019, compared to 13.5% for the same period of 2018, representing an increase of 0.9%, mainly due to the changes in the product mix for the three months ended June 30, 2019.

Selling Expenses

Selling expenses were $3.9 million for the three months ended June 30, 2019, as compared to $4.9 million for the same period of 2018, representing a decrease of $1.0 million, or 20.4%, which was mainly due to decreased logistics fees as a result of decreased sales transactions and lower priced logistics suppliers.

General and Administrative Expenses

General and administrative expenses were $4.4 million for the three months ended June 30, 2019, consistent with $4.4 million for the same period of 2018.

Research and Development Expenses

Research and development expenses were $6.6 million for the three months ended June 30, 2019, as compared to $8.1 million for the three months ended June 30, 2018, representing a decrease of $1.5 million, or 18.5%, which was mainly due to cost control on research and development expenditures.

Other (Expense)/Income, Net

Other expense, net was $0.4 million for the three months ended June 30, 2019, compared to other income, net of $0.6 million for the three months ended June 30, 2018, representing an increase of $1.0 million in other expense, which was primarily due to a donation of $0.7 million made by the Company to a charity.

Interest Expense

Interest expense was $0.7 million for the three months ended June 30, 2019, substantially consistent with $0.8 million for the three months ended June 30, 2018.

Income Taxes

Income tax expense was $0.7 million for the three months ended June 30, 2019, compared to $0.2 million for the three months ended June 30, 2018. The income before income tax increased to $3.1 million for the three months ended June 30, 2019 from $1.3 million for the same period in 2018 and the effective tax rate increased to 21.6% from 15.8% for the same period in 2018, which was due to the valuation allowance provided for the deferred tax assets of Henglong KYB.

Net (Loss)/Income Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests amounted to $0.3 million for the three months ended June 30, 2019, compared to net income attributable to non-controlling interests of $0.1 million for the three months ended June 30, 2018.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $2.5 million for the three months ended June 30, 2019, compared to $0.8 million for the three months ended June 30, 2018, representing an increase of $1.7 million.

Results of Operations - Six Months Ended June 30, 2019 and 2018

 Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Six Months Ended June 30,
	2019	2018	Change	Change%
Net product sales	$214,941	$259,800	$(44,859)	-17.3%
Cost of products sold	185,711	221,140	(35,429)	-16.0
Gain on other sales	3,754	2,490	1,264	50.8
Selling expenses	6,944	10,714	(3,770)	-35.2
General and administrative expenses	9,024	8,866	158	1.8
Research and development expenses	13,239	16,392	(3,153)	-19.2
Other income, net	960	1,221	(261)	-21.4
Interest expense	(1,299)	(1,216)	(83)	6.8
Income taxes	872	790	82	10.4
Net income	3,457	5,028	(1,571)	-31.2
Net loss attributable to non-controlling interests	(520)	(131)	(389)	296.9
Net income attributable to parent company’s common shareholders	3,977	5,159	(1,182)	-22.9%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2019	2018	Change		2019	2018	Change
Henglong	$77,539	$129,197	(51,658)	-40.0%	$77,053	$118,097	$(41,044)	-34.8%
Jiulong	48,760	58,407	(9,647)	-16.5	42,176	52,068	(9,892)	-19.0
Shenyang	10,306	15,214	(4,908)	-32.3	8,754	14,073	(5,319)	-37.8
Wuhu	11,236	10,201	1,035	10.1	10,841	9,714	1,127	11.6
Hubei Henglong	55,759	62,110	(6,351)	-10.2	43,732	48,644	(4,912)	-10.1
Henglong KYB	38,832	-	38,832	-	36,806	-	36,806	-
Other Entities	32,649	39,051	(6,402)	-16.4	27,214	32,685	(5,471)	-16.7
Total Segments	275,081	314,180	(39,099)	-12.4	246,576	275,281	(28,705)	-10.4
Elimination	(60,140)	(54,380)	(5,760)	10.6	(60,865)	(54,141)	(6,724)	12.4
Total	$214,941	$259,800	$(44,859)	-17.3%	$185,711	$221,140	$(35,429)	-16.0%

Net Product Sales

Net product sales were $214.9 million for the six months ended June 30, 2019, compared to $259.8 million for the same period in 2018, representing a decrease of $44.9 million, or 17.3%.

Net sales of traditional steering products and parts were $170.0 million for the six months ended June 30, 2019, compared to $207.8 million for the same period in 2018, representing a decrease of $37.8 million, or 18.2%. Net sales of electric power steering (“EPS”) were $44.9 million for the six months ended June 30, 2019 and $52.0 million for the same period in 2018, representing a decrease of $7.1 million, or 13.7%. As a percentage of net sales, sales of EPS were 20.9% for the six months ended June 30, 2019, compared to 20.0% for the same period in 2018.

The decrease in net product sales was due to the effects of three major factors: i) the decrease in sales volume led to a sales decrease of $32.7 million due to the soft demand in the China domestic brand automobile market; ii) the increase in average selling price of steering gears led to a sales increase of $6.1 million; and iii) the depreciation of the RMB against the U.S. dollar in this period compared to the same period last year, resulting in a sales decrease of $18.3 million.

Further analysis by segment (before elimination) is as follows:

•	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $77.5 million for the six months ended June 30, 2019, compared with $129.2 million for the six months ended June 30, 2018, representing a decrease of $51.7 million, or 40.0%, which was mainly due to soft demand in the China domestic brand automobile market and the transfer by Henglong of its EPS business to Henglong KYB in the fourth quarter of 2018, which contributed a decrease of $18.3 million in net sales. A decrease in sales volume led to a sales decrease of $39.8 million, a decrease in selling price led to a sales decrease of $4.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $7.8 million.

•	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $48.8 million for the six months ended June 30, 2019, compared with $58.4 million for the six months ended June 30, 2018, representing a decrease of $9.6 million, or 16.4%. A decrease in sales volume led to a sales decrease of $8.2 million, an increase in selling price led to a sales increase of $2.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $3.5 million.

•	Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., Ltd., “Jinbei”, one of the major automotive manufacturers in China. Net product sales for Shenyang were $10.3 million for the six months ended June 30, 2019, compared to $15.2 million for the same period in 2018, representing a decrease of $4.9 million, or 32.2%. A decrease in sales volumes led to a sales decrease of $1.1 million, a decrease in selling price led to a sales decrease of $2.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.9 million.

•	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd., “Chery”, one of the major automotive manufacturers in China. Net product sales for Wuhu were $11.2 million for the six months ended June 30, 2019, compared to $10.2 million for the same period in 2018, representing an increase of $1.0 million, or 9.8%. An increase in sales volumes led to a sales increase of $1.3 million, an increase in selling prices led to a sales increase of $0.3 million and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.6 million.

•	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $55.8 million for the six months ended June 30, 2019, compared to $62.1 million for the same period in 2018, representing a decrease of $6.3 million, or 10.1%. A decrease in sales volume led to a sales decrease of $12.1 million, an increase in selling price led to a sales increase of $9.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $3.7 million.

•	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $38.8 million for the six months ended June 30, 2019. The Company restructured its business and transferred its EPS business from Henglong to Henglong KYB in the fourth quarter of 2018. The Company’s EPS business will be primarily operated by Henglong KYB in the future.

•	Net product sales for Other Entities were $32.6 million for the six months ended June 30, 2019, compared to $39.1 million for the same period in 2018, representing a decrease of $6.5 million, or 16.6%.

Cost of Products Sold

For the six months ended June 30, 2019, the cost of products sold was $185.7 million, compared to $221.1 million for the same period of 2018, representing a decrease of $35.4 million, or 16.0%. The decrease in cost of sales was mainly due to the effect of the following major factors: i) the decrease in sales volumes with a cost of sales decrease of $27.4 million; ii) the increase in unit cost with a cost of sales increase of $8.1 million; and iii) the depreciation of the RMB against the U.S. dollar with a cost of sales decrease of $16.1 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $77.1 million for the six months ended June 30, 2019, compared to $118.1 million for the same period of 2018, representing a decrease of $41.0 million, or 34.7%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $36.4 million, an increase in unit cost resulting in a cost of sales increase of $2.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $7.0 million.

•	Cost of products sold for Jiulong was $42.2 million for the six months ended June 30, 2019, compared to $52.1 million for the same period of 2018, representing a decrease of $9.9 million, or 19.0%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $7.3 million, an increase in unit cost resulting in a cost of sales increase of $0.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $3.1 million.

•	Cost of products sold for Shenyang was $8.8 million for the six months ended June 30, 2019, compared to $14.1 million for the same period of 2018, representing a decrease of $5.3 million, or 37.6%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $1.5 million, a decrease in unit cost resulting in a cost of sales decrease of $3.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.8 million.

•	Cost of products sold for Wuhu was $10.8 million for the six months ended June 30, 2019, compared to $9.7 million for the same period of 2018, representing an increase of $1.1 million, or 11.3%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $1.2 million, an increase in unit cost resulting in a cost of sales increase of $0.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.4 million.

•	Cost of products sold for Hubei Henglong was $43.7 million for the six months ended June 30, 2019, compared to $48.6 million for the same period of 2018, representing a decrease of $4.9 million, or 10.1%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $9.1 million, an increase in unit cost resulting in a cost of sales increase of $7.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $2.9 million.

•	Cost of products sold for Henglong KYB was $36.8 million for the six months ended June 30, 2019. The Company transferred its EPS business from Henglong to Henglong KYB in the fourth quarter of 2018.

•	Cost of products sold for Other Entities was $27.2 million for the six months ended June 30, 2019, compared to $32.7 million for the same period in 2018, representing a decrease of $5.5 million, or 16.8%.

Gross margin was 13.6% for the six months ended June 30, 2019, compared to 14.9% for the same period of 2018, representing a decrease of 1.3%, mainly due to the increase in the cost of raw materials and the changes in the product mix in the six months ended June 30, 2019.

Selling Expenses

Selling expenses were $6.9 million for the six months ended June 30, 2019, as compared to $10.7 million for the same period of 2018, representing a decrease of $3.8 million, or 35.5%, which was mainly due to decreased logistics fees as a result of decreased sales transactions and lower priced logistics suppliers.

General and Administrative Expenses

General and administrative expenses were $9.0 million for the six months ended June 30, 2019, substantially consistent with $8.9 million for the same period of 2018.

Research and Development Expenses

Research and development expenses were $13.2 million for the six months ended June 30, 2019, as compared to $16.4 million for the six months ended June 30, 2018, representing a decrease of $3.2 million, or 19.5%, which was mainly due to cost control on research and development expenditures.

Other Income, Net

Other income, net was $1.0 million for the six months ended June 30, 2019, substantially consistent with $1.2 million for the six months ended June 30, 2018.

Interest Expense

Interest expense was $1.3 million for the six months ended June 30, 2019, substantially consistent with $1.2 million for the six months ended June 30, 2018.

Income Taxes

Income tax expense was $0.9 million for the six months ended June 30, 2019, compared to $0.8 million for the six months ended June 30, 2018. The income before income tax decreased to $4.3 million for the six months ended June 30, 2019 from $5.3 million for the same period in 2018 and the effective tax rate increased to 20.2% from 14.9% for the same period in 2018, which was due to the valuation allowance provided for the deferred tax assets of Henglong KYB.

Net Loss Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests amounted to $0.5 million for the six months ended June 30, 2019, compared to $0.1 million for the six months ended June 30, 2018.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $4.0 million for the six months ended June 30, 2019, compared to $5.2 million for the six months ended June 30, 2018, representing a decrease of $1.2 million, or 23.1%.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of June 30, 2019, the Company had cash and cash equivalents and short-term investments of $88.3 million, compared to $103.9 million as of December 31, 2018, representing a decrease of $15.6 million, or 15.0%.

The Company had working capital (total current assets less total current liabilities) of $145.7 million as of June 30, 2019, compared to $154.1 million as of December 31, 2018, representing a decrease of $8.4 million, or 5.5%.

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

The Company had short-term loans of $71.0 million (See Note 7) and bankers’ acceptances of $58.9 million (See Note 8) as of June 30, 2019.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Owing to depreciation, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances will be reduced by approximately $12.4 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $12.4 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $8.7 million, which is 70.2%, the mortgage rate, of $12.4 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of June 30, 2019, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available(4)	Amount Used(2)	Assessed Mortgage Value(3)
1. Comprehensive credit facilities	Shanghai Pudong Development Bank(1)	Jan-2019	$9,231	$9,231	$17,018

2. Comprehensive credit facilities	China CITIC Bank(1)	Jul-2019	3,346	2,182	5,532
	China CITIC Bank(1)	Oct-2019	74,185	39,805	20,723

3. Comprehensive credit facilities	Bank of China(1)	Sep-2019	19,055	12,510	-

4. Comprehensive credit facilities	Hubei Bank	Nov-2019	26,183	17,246	54,892

5. Comprehensive credit facilities	Hankou Bank(1)	Nov-2019	14,546	7,090	-

6. Comprehensive credit facilities	China Everbright Bank	Dec-2019	4,364	4,350	7,448

7. Comprehensive credit facilities	China Merchants Bank(1)	Mar-2020	21,819	11,057	-

8. Comprehensive credit facilities	Agricultural Bank of China	Mar-2020	1,018	436	4,041

9. Comprehensive credit facilities	Bank of Chongqing	Sep-2021	728	542	2,272

Total			$174,475	$104,449	$111,926

(1)	The comprehensive credit facility with Shanghai Pudong Development Bank is required to be guaranteed by Jielong and Hubei Henglong in addition to the above pledged assets. It expired in January 2019, and the Company is currently in the process of negotiating with the bank for the renewal of this credit facility. The comprehensive credit facility with China CITIC Bank is required to be guaranteed by Henglong and Hubei Henglong, in addition to the above pledged assets. The comprehensive credit facility with Bank of China is required to be guaranteed by Hubei Henglong. The comprehensive credit facility with Hankou Bank is required to be guaranteed by Henglong. The comprehensive credit facility with China Merchants Bank is required to be guaranteed by Hubei Henglong. The comprehensive credit facility with China CITIC Bank Shenyang branch expired in July 2019, and the Company is currently in the process of negotiating with the bank for the renewal of this credit facility.

(2)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $71.0 million and notes payable of $33.5 million as of June 30, 2019. The remainder of $0.3 million of government loan and $25.4 million of notes payable was secured by bank notes or time deposits without utilization of credit lines.

(3)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of June 30, 2019, the pledged assets included equipment with assessed value of $54.9 million, and land use rights and buildings with assessed value of $57.0 million.

(4)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes. For the drawdown of bank loans, this amount represents the amount that the Company can borrow immediately; for issuance of bank notes, the Company needs to pledge additional collateral in order to utilize these bank facilities.

(5)	The pledged cash deposits were not included in the assessed mortgage value.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company’s loan terms range from 7 months to 36 months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1.Equipment with an assessed value of approximately $54.9 million as security for its revolving comprehensive credit facility with Hubei Bank.

2.Land use rights and buildings with an assessed value of approximately $17.0 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.

3.Land use rights and buildings with an assessed value of approximately $20.7 million as security for its comprehensive credit facility with China CITIC Bank Wuhan branch.

4.Land use rights and buildings with an assessed value of approximately $5.5 million as security for its comprehensive credit facility with China CITIC Bank Shenyang branch.

5.Land use rights and buildings with an assessed value of approximately $7.5 million as security for its comprehensive credit facility with China Everbright Bank.

6.Land use rights and buildings with an assessed value of approximately $2.3 million as security for its comprehensive credit facility with Bank of Chongqing.

7.Land use rights and buildings with an assessed value of approximately $4.0 million as security for its comprehensive credit facility with Agricultural Bank of China.

Short-term and Long-term Loans

The following table summarizes the contract information of short-term and long-term borrowings between the banks, government and the Company as of June 30, 2019 (figures are in thousands of USD).

Bank Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
Wuhu Municipal Science and Technology Bureau	Working Capital	Nov 13, 2017	36	4.75%	Pay quarterly	Nov 12, 2020	291

China CITIC Bank	Working Capital	Aug 10, 2018	12	3.93%	Pay in arrear	Aug 9, 2019	1,679

China CITIC Bank	Working Capital	Aug 10, 2018	12	3.84%	Pay in arrear	Aug 9, 2019	3,921

China CITIC Bank	Working Capital	Aug 21, 2018	12	3.63%	Pay in arrear	Aug 20, 2019	3,368

China CITIC Bank	Working Capital	Aug 21, 2018	12	3.98%	Pay in arrear	Aug 20, 2019	6,991

China CITIC Bank	Working Capital	Aug 22, 2018	12	3.98%	Pay in arrear	Aug 20, 2019	3,776

China CITIC Bank	Working Capital	Aug 23, 2018	12	3.79%	Pay in arrear	Aug 22, 2019	2,802

China CITIC Bank	Working Capital	Sep 6, 2018	12	4.01%	Pay in arrear	Sep 5, 2019	1,104

China CITIC Bank	Working Capital	Sep 7, 2018	12	3.95%	Pay in arrear	Sep 6, 2019	839

Shanghai Pudong Development Bank	Working Capital	Sep 21, 2018	10	5.23%	Pay monthly	Jul 20, 2019	4,364

Shanghai Pudong Development Bank	Working Capital	Sep 21, 2018	10	5.23%	Pay monthly	Jul 20, 2019	1,891

Hubei Bank	Working Capital	Oct 19, 2018	12	5.22%	Pay monthly	Oct 19, 2019	2,909

Bank of Chongqing	Working Capital	Oct 29, 2018	12	5.66%	Pay monthly	Oct 28, 2019	201

Bank of China	Working Capital	Nov 23, 2018	12	4.57%	Pay monthly	Nov 22, 2019	2,909

China CITIC Bank(1)	Working Capital	Nov 28, 2018	7	5.22%	Pay monthly	Jul 8, 2019	2,182

Bank of China	Working Capital	Dec 19, 2018	12	4.57%	Pay monthly	Dec 18, 2019	2,909

Bank of Chongqing	Working Capital	Dec 28, 2018	12	5.66%	Pay monthly	Dec 24, 2019	95

Bank of Chongqing	Working Capital	Jan 30, 2019	12	5.66%	Pay monthly	Jan 29, 2020	80

Bank of Chongqing	Working Capital	Mar 5, 2019	12	5.66%	Pay monthly	Mar 3, 2020	166

China CITIC Bank	Working Capital	Mar 15, 2019	12	3.52%	Pay in arrear	Mar 9, 2020	1,054

China CITIC Bank	Working Capital	Mar 15, 2019	12	3.52%	Pay in arrear	Mar 11, 2020	2,051

China CITIC Bank	Working Capital	Mar 15, 2019	12	3.62%	Pay in arrear	Mar 13, 2020	4,069

China Merchants Bank	Working Capital	Mar 18, 2019	12	5.00%	Pay monthly	Mar 18, 2020	6,619

China CITIC Bank	Working Capital	Mar 26, 2019	12	3.52%	Pay in arrear	Mar 24, 2020	1,138

Agricultural Bank of China	Working Capital	Mar 27, 2019	12	4.35%	Pay monthly	Mar 26, 2020	145

Agricultural Bank of China	Working Capital	May 10, 2019	10	4.40%	Pay monthly	Mar 25, 2020	291

Bank of China	Working Capital	May 27, 2019	12	4.35%	Pay monthly	May 26, 2020	6,691

China CITIC Bank	Working Capital	Jun 26, 2019	12	3.49%	Pay in arrear	Jun 19, 2020	914

Hankou Bank	Working Capital	Jun 28, 2019	12	4.80%	Pay monthly	Jun 28, 2020	5,818
Total							$71,267

(1)	The company repaid this bank loan on July 1, 2019.

The Company must use the loans for the purpose described in the table. For the bank loans of $4.4 million and $1.9 million, respectively, with Shanghai Pudong Development Bank, the bank loan of $6.6 million with China Merchants Bank, the bank loans of $0.1 million and $0.3 million with Agricultural Bank of China, the bank loan of $2.9 million with Hubei Bank, the bank loan of $2.2 million with China CITIC Bank, the bank loan of $5.8 million with Hankou Bank and the government loan of $0.3 million with Wuhu Municipal Science and Technology Bureau, if the Company fails to do so, it will be charged a penalty interest at 100% of the specified loan rate listed in the table above or early repayment will be triggered. The Company has to pay interest at the interest rate described in the table on the 20th of each month or quarter, as applicable. If the Company fails to do so, it will be charged compound interest at the specified rate in the above table. The Company has to repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged a penalty interest at 30% of the specified loan rate for bank loans with Bank of China, and penalty interest at 50% of the specified loan rate for bank loans with other banks.

The Company has complied with such financial covenants as of June 30, 2019, and will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of June 30, 2019 (figures are in thousands of USD):

Purpose	Term (Months)	Due Date	Amount Payable on Due Date
Working Capital(1)	6	Jul. 2019	11,811
Working Capital	6	Aug. 2019	10,633
Working Capital	6	Sep. 2019	8,009
Working Capital	6	Oct. 2019	11,336
Working Capital	6	Nov. 2019	11,448
Working Capital	6	Dec. 2019	5,680
Total (See Note 8)			$58,917

(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of June 30, 2019, and believes it will continue to comply with them.

Cash Flows

(a)	Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was $25.7 million, compared with net cash used in operating activities of $5.4 million for the same period of 2018, representing an increase in net cash outflow of $20.3 million, which was mainly due to the net effect of (1) the decrease in net income excluding non-cash items by $4.4 million and (2) the increase in cash outflows from movements of operating assets and liabilities by $15.9 million.

(b)	Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $9.8 million, as compared to net cash provided by investing activities of $1.7 million for the same period of 2018, representing an increase of cash outflows by $11.5 million, which was mainly due to (1) a decrease in cash inflows due to the repayment of loan to a related party by $20.4 million and (2) a decrease in payments to acquire property, plant and equipment by $7.0 million.

(c)	Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $8.8 million, compared to net cash used of $5.4 million for the same period of 2018, representing an increase in cash inflows by $14.2 million, which was mainly due to the offsetting effect of a decrease in proceeds from sale and leaseback by $11.8 million, a decrease in repayments of bank loan by $16.8 million and an increase in proceeds from bank loan by $9.3 million.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On January 7, 2019, three purported stockholders of the Company filed a stockholder derivative complaint on behalf of the Company against the Company’s directors Hanlin Chen, Qizhou Wu, Arthur Wong, Guangxun Xu and Robert Tung in the Delaware Court of Chancery, alleging that they had (a) breached their fiduciary duties by approving and paying excessive compensation to the non-employee directors of the Company, Arthur Wong, Guangxun Xu and Robert Tung, and (b) failed to make full and accurate disclosure of all material information with respect to director qualification and director compensation paid in 2017 in the Company’s annual proxy statement on Schedule 14A filed on October 10, 2018. The directors have engaged their own counsel to answer this complaint. On April 9, 2019, the Company moved to dismiss the complaint. The motion to dismiss was denied on July 17, 2019. The directors of the Company will continue to answer this complaint.

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

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2018 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10SB12G File No. 000-33123).

3.1(ii)	Bylaws (incorporated by reference from the Form 10SB12G File No. 000-33123).

10.1	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006).

10.2	Stock Exchange Agreement dated August 11, 2014 by and among Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., China Automotive Systems, Inc. and Hubei Henglong Automotive System Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q Quarterly Report on August 13, 2014).

10.3	English translation of Joint Venture Contract, dated as of April 27, 2018, by and between Hubei Henglong Automotive System Group Co., Ltd. and KYB (China) Investment Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2018).

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, were filed on August 8, 2019 formatted in Extensible Business Reporting Language (XBRL):

(i)	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income,

(ii)	Condensed Unaudited Consolidated Balance Sheets,

(iii)	Condensed Unaudited Consolidated Statements of Cash Flows, and

(iv)	related notes

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: August 8, 2019	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: August 8, 2019	By:	/s/ Jie Li
Jie Li
Chief Financial Officer

