Form 10-K
period 2019-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2020-05-14
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐              No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019, based upon the price of $2.39 that was the closing price of the common stock as reported on The Nasdaq Stock Market under the symbol “CAAS” on such date, was approximately $20.3 million.

The Company has 31,174,045 shares of Common Stock outstanding as of May 14, 2020.

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

Set forth below is an organizational chart as at December 31, 2019.

China Automotive Systems, Inc. [NASDAQ:CAAS]
	↓100%							↓100%
Great Genesis Holdings Limited							Henglong USA Corporation
↓
↓100%								↓70%
Hubei								Shenyang
Henglong								Jinbei
Automotive								Henglong
System Group								Automotive
Co., Ltd.								Steering System
"Hubei
Henglong"[1]								"Shenyang"[2]
↓
↓100%	↓100%	↓83.34%	↓77.33%	↓85%	↓70%	↓95.84%	↓100%	↓60%	↓66.6%	↓51.0%	↓100%
Jingzhou	Shashi	Universal	Wuhu	Wuhan	Chongqing	CAAS	Hubei	Jingzhou	Hubei	Hyoseong	Wuhu
Henglong	Jiulong	Sensor	Henglong	Jielong	Henglong	Brazil's	Henglong	Qingyan	Henglong	(Wuhan)	Hongrun
Automotive	Power	Application	Automotive	Electric	Hongyan	Imports And	Group	Intelligent	& KYB	Motion	New
Parts	Steering	,Inc.	Steering	Power	Automotive	Trade In	Shanghai	Automotive	Automobile	Mechatronics	Material
Co., Ltd.	Gears		System Co.,	Steering Co.,	System Co.,	Automotive	Automotive	Technology	Electric	System	Co., Ltd.
	Co., Ltd.		Ltd.	Ltd.	Ltd.	Parts Ltd.	Electronics	Research	Steering	Co., Ltd.
							Research and	Institute	System
							Development	Co., Ltd.	Co., Ltd.
Ltd.
					"Chongqing	"Brazil	“Shanghai	“Jingzhou	“Henglong	“Wuhan	“Wuhu
"Henglong"[3]	"Jiulong"[4]	"USAI"[5]	"Wuhu"[6]	"Jielong"[7]	Henglong"[8]	Henglong"[9]	Henglong”[12]	Qingyan”[13]	KYB”[14]	Hyoseong”[15]	Hongrun”[16]
↓				↓
↓100%				↓85%
Jingzhou				Wuhan
Henglong				Chuguanjie
Automotive				Automotive
Technology				Science and
(Testing)				Technology
Center				Ltd.
"Testing				"Wuhan
Center"[10]				Chuguanjie"[11]

4 | Page

1.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

2.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

3.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light-duty vehicles.

4.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.

5.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	Jielong was established in 2006 and mainly engages in the production and sales of automobile steering columns.

8.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

9.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sale of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

10.	Testing Center was established in 2009 and mainly engages in the research and development of new products.

5 | Page

11.	In May 2014, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts.

12.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sale of automotive electronics.

13.	In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology.

14.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd. (“Henglong KYB”), which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.

15.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd. (“Wuhan Hyoseong”), which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.

16.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd. (“Wuhu Hongrun”), which mainly engages in the development, manufacturing and sale of high polymer materials.

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

INTELLECTUAL PROPERTY RIGHTS

Intellectual Property rights, “IP,” are important in helping the Company maintain its competitive position. Currently, the Company owns IP rights, including two trademarks covering automobile parts, “HL” and “JL,” and more than eighty-five patents registered in China covering power steering technology. The Company is in the process of integrating new advanced technologies such as electronic chips in power steering systems into its current production line and is pursuing aggressive strategies in technology to maintain a competitive edge within the automobile industry. In December 2009, the Company, through Henglong, formed Testing Center and cooperated with Nanyang Ind. Co. Ltd. and Tsinghua University to engage in the research and development of new products, such as Electric Power Steering (“EPS”), integral rack and pinion power steering and high pressure power steering, to optimize current products design and to develop new, cost-saving manufacturing processes. In January 2015, Hubei Henglong formed Shanghai Henglong, which mainly engages in the design and sale of automotive electronics, to capture the market opportunities for EPS, which were included in traditional hydraulic power steering products by many automobile makers. In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., which mainly engages in the research and development of intelligent automotive technology. In August 2018, Hubei Henglong established a non-wholly owned subsidiary, Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. In March 2019, Hubei Henglong established a non-wholly owned subsidiary, Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems.

6 | Page

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

CUSTOMERS

The Company’s five largest customers represented 47.4% of the Company’s total sales for the year ended December 31, 2019. The following table sets forth information regarding the Company’s five largest customers.

Percentage of Total
Name of Major Customers	Revenue in 2019
Fiat Chrysler North America	22.7%
Beiqi Foton	9.7%
Great Wall Motors	6.2%
Ford Motor Company	4.7%
Dongfeng Auto Group Co., Ltd.	4.1%
Total	47.4%

7 | Page

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

SALES AND MARKETING

The Company’s sales and marketing team has 93 sales persons, which are divided into an OEM team, a sales service team and a working group dedicated to international business. These sales and marketing teams provide a constant interface with the Company’s key customers. They are located in all major vehicle producing regions to represent more effectively the Company’s customers’ interests within the Company’s organization, to promote their programs and to coordinate their strategies with the goal of enhancing overall service and satisfaction. The Company’s ability to support its customers is further enhanced by its broad presence in terms of sales offices, manufacturing facilities, engineering technology centers and joint ventures.

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

EMPLOYEES AND FACILITIES

As of December 31, 2019, the Company employed approximately 4,039 persons, including approximately:

•	1,101 by Henglong (including Testing Center formed by Henglong) ;

•	729 by Jiulong;

•	234 by Shenyang;

•	31 by USAI;

•	122 by Wuhu;

8 | Page

•	242 by Jielong;

•	56 by Wuhan Chuguanjie;

•	1,005 by Hubei Henglong;

•	17 by HLUSA;

•	135 by Chongqing Henglong;

•	13 by Brazil Henglong;

•	27 by Shanghai Henglong;

•	320 by Henglong KYB; and
•	7 by Wuhan Hyoseong

As of December 31, 2019, Henglong, Jiulong, Shenyang, Chongqing, Wuhan Chuguanjie, Hubei Henglong and Wuhu had a manufacturing and administration area of 111,211 square meters, 39,478 square meters, 35,354 square meters, 57,849 square meters, 53,675 square meters, 277,269 square meters and 83,705 square meters, respectively.

Hubei Province, which is home to Dongfeng, one of the largest automakers in China, provides an ample supply of inexpensive but skilled labor to automotive-related industries. The annual production of one of the Company’s main products, power steering gears, was approximately 5.5 million units and 8.2 million units in 2019 and 2018, respectively. Although the production process continues to rely heavily on manual labor, the Company has invested substantially in high-level production machinery to improve capacity and production quality. Approximately $83.2 million was spent over the last three years to purchase professional-grade equipment and extend workshops.

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

The Company’s purchases from its ten largest suppliers represented in the aggregate 20.3% of all components and raw materials it purchased for the year ended December 31, 2019, and none of them provided more than 10% of total purchases.

All components and raw materials are available from numerous sources. The Company has not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally does not carry inventories of these items in excess of what is reasonably required to meet its production and shipping schedules.

RESEARCH AND DEVELOPMENT

The Company owns the Testing Center, a Hubei Provincial-Level technical center, which has been approved by the Hubei Economic Commission. The center has a staff of about 198, including 40 engineers, primarily focusing on steering system R&D, tests, production process improvement and new material and production methodology application.

9 | Page

In addition, the Company has formed Shanghai Henglong to engage in the design and sale of automotive electronics, including key parts of EPS.

The Company believes that its engineering and technical expertise, together with its emphasis on continuing research and development, allow it to use the latest technologies, materials and processes to solve problems for its customers and to bring new, innovative products to market. The Company believes that continued research and development activities, including engineering, are critical to maintaining its pipeline of technologically advanced products. The Company has aggressively managed costs in other portions of its business in order to increase its total expenditures for research and development activities, including engineering, at approximately $28.0 million and $33.6 million for the years ended December 31, 2019 and 2018, respectively. In 2019 and 2018, the sales of such newly developed products accounted for about 19.1% and 21.7%, respectively, of total sales.

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

10 | Page

CHINESE AUTOMOBILE INDUSTRY

The Company is a supplier of automotive parts and most of its operations are located in China. An increase or decrease in the output and sales of Chinese vehicles could result in an increase or decrease of the Company’s results of operations. According to the latest statistics from the China Association of Automobile Manufacturers, “CAAM”, the output and sales volume of passenger vehicles in 2019 was 21.4 million and 21.4 million units respectively, a decrease of 9.1% and 9.0% compared to 2018. The output and sales volume of commercial vehicles in 2019 was 4.4 million and 4.3 million units, respectively, an increase of 1.0% and a decrease of 1.0%, respectively, compared to 2018. In 2019, the Company’s sales of steering gears for passenger vehicles decreased by 12.9% and commercial vehicles decreased by 14.1%, compared to 2018 in China.

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

During the years ended December 31, 2019 and 2018, the Company did not make any material capital expenditures relating to environmental compliance.

FINANCIAL INFORMATION AND GEOGRAPHIC AREAS

Financial information about sales and long-term assets by major geographic region can be found in Note 26, “Segment Reporting” to the consolidated financial statements in this Report. The following table summarizes the percentage of sales and total assets by major geographic regions:

	Net Sales		Long-term assets
	Year Ended December 31,		As of December 31
	2019	2018	2019	2018
Geographic region:
China	71.7%	71.5%	99.1%	99.3%
United States	26.8	22.8	0.5	0.4
Other foreign countries	1.5	5.7	0.4	0.3
Total consolidated	100.0%	100.0%	100.0%	100.0%

11 | Page

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

12 | Page

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

13 | Page

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

For the year ended December 31, 2019, approximately 22.7%, 9.7%, 6.2%, 4.7% and 4.1% of the Company’s sales were to Fiat Chrysler North America, Beiqi Foton, Great Wall Motors, Ford Motor Company and Dongfeng Auto Group Co Ltd., the Company’s five largest customers in 2019, respectively. In total, these five largest customers accounted for 47.4% of total sales in 2019. For the year ended December 31, 2018, approximately 18.6%, 6.1%, 5.2%, 4.8% and 4.6% of the Company’s sales were to Fiat Chrysler North America, Beiqi Foton, Chery Automobile Co Ltd., Ford Motor Company and Dongfeng Auto Group Co Ltd., the Company’s five largest customers in 2018, respectively. In total, these five largest customers accounted for 39.3% of total sales in 2018.  The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

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

On January 3, 2017, Chongqing Changan Automobile Co., Ltd. (“Chongqing Changan”) registered a recall plan with The General Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) pursuant to the “Regulation on the Administration of Recall of Defective Auto Products”. The recall plan relates to the recall of 108,642 Eulove vehicles manufactured between November 7, 2012 and November 13, 2015. The recall commenced on March 1, 2017. According to the supplier, the torque sensor on the upper steering shaft subassembly in the recalled vehicles is subject to abnormal wear after long-term usage, posing a safety risk in extreme situations. Chongqing Changan implemented a recall to replace the upper steering shaft subassembly in the recalled vehicles free of charge to mitigate the safety risk. As of December 31, 2019, the case has closed.

14 | Page

On January 22, 2017, Jiangxi Changhe Suzuki Automobile Co., Ltd. (“Jiangxi Changhe”) registered a recall plan with AQSIQ pursuant to the “Regulation on the Administration of Recall of Defective Auto Products”. The recall plan relates to the recall of 44,169 Liana A6 vehicles manufactured between September 7, 2013 and April 28, 2015. The recall commenced on February 24, 2017. According to the supplier, the electronic-assist ECU may malfunction under certain circumstances, which may lead the steering assist to enter safety protection status, posing a safety risk in extreme situations. Jiangxi Changhe implemented the recall to conduct a technical upgrade of the ECU in the recalled vehicles free of charge to mitigate the safety risk. As of December 31, 2019, the case has closed.

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

15 | Page

The Company’s management controls approximately 63.3% of its outstanding common stock and may have conflicts of interest with the Company’s minority stockholders.

As of December 31, 2019, members of the Company’s management beneficially own approximately 63.3% of the outstanding shares of the Company’s common stock. As a result, except for the related party transactions that require approval of the audit committee of the board of directors of the Company, these majority stockholders have control over decisions to enter into any corporate transaction, which could result in the approval of transactions that might not maximize overall stockholders’ value. Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock. The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders. The Company regularly engages in transactions with entities controlled by one or more of its officers and directors, including those controlled by Mr. Hanlin Chen, the chairman of the board of directors of the Company and its controlling stockholder.

There is a limited public float of the Company’s common stock, which can result in the Company’s stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock or derivative securities.

There is a limited public float of the Company’s common stock. As of December 31, 2019, approximately 36.7% of the Company’s outstanding common stock is considered part of the public float. The term “public float” refers to shares freely and actively tradable on the NASDAQ Capital Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act. As a result of the limited public float and the limited trading volume on some days, the market price of the Company’s common stock can be volatile, and relatively small changes in the demand for or supply of the Company’s common stock can have a disproportionate effect on the market price for its common stock. This stock price volatility could prevent a security holder seeking to sell the Company’s common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

The Company is subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stock” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of December 31, 2019, the closing price for the Company’s common stock was $3.15. If the Company’s stock is a “penny stock”, it may become subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors,” generally, individuals with a net worth in excess of $1.0 million or annual incomes exceeding $0.2 million, or $0.3 million together with their spouses. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of purchasers to sell any of the Company’s securities in the secondary market.

16 | Page

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

17 | Page

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

It is not clear what effect such negative publicity would have on the Company, if any. If the Company were to become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, the Company could have to expend a significant amount of resources to investigate such allegations and/or defend itself. While the Company would strongly defend against any such short seller attacks, the Company may be constrained in the manner in which it can proceed against the relevant short seller by principles of freedom of speech, applicable state law or issues of commercial confidentiality. Such a situation could be costly and time-consuming, and could distract the Company’s management from growing the Company. Even if such allegations are ultimately proven to be groundless, allegations against the Company could severely impact its business operations and stockholders’ equity, and any investment in the Company’s stock could be greatly reduced or rendered worthless.

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

18 | Page

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

19 | Page

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

20 | Page

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

21 | Page

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

The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of RMB into foreign currency. In July 2005, the Chinese government has adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”. From July 2005 to December 2019, the exchange rate between the RMB and the U.S. dollar appreciated from RMB1.00 to $0.1205 to RMB1.00 to $0.1436. Any significant appreciation of the RMB is likely to decrease the income of export products and the cash flow of the Company.

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

22 | Page

The Company may be subject to fines and legal sanctions imposed by State Administration of Foreign Exchange, “SAFE”, or other Chinese government authorities if it or its Chinese directors or employees fail to comply with recent Chinese regulations relating to employee share options or shares granted by offshore listed companies to Chinese domestic individuals.

On December 25, 2006, the People’s Bank of China, or PBOC, issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by SAFE on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans with Chinese domestic individuals’ participation require approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese domestic individuals who are granted share options or shares by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with the SAFE and complete certain other procedures. As the Company is an offshore listed company, its Chinese domestic directors and employees who may be granted share options or shares shall become subject to the Stock Option Rule. Under the Stock Option Rule, employees stock holding plans, share option plans or similar plans of offshore listed companies with Chinese domestic individuals’ participation must be filed with the SAFE. After the Chinese domestic directors or employees exercise their options, they must apply for the amendment to the registration with the SAFE. As of December 31, 2019, the Company has completed such SAFE registration and other related procedures according to PRC law. If the Company or its Chinese domestic directors or employees fail to comply with these regulations in the future, the Company or its Chinese domestic directors or employees may be subject to fines or other legal sanctions imposed by the SAFE or other Chinese government authorities.

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

The audit report included in this annual report is prepared by an auditor that is not inspected by the Public Company Accounting Oversight Board and, as such, you are deprived of the benefits of such inspection.

Our auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this report, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Since our auditor is located in China, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities, our investors are deprived of the benefits of such inspection.

In May 2013, the PCAOB announced that it had entered into a Memorandum of Understanding on Enforcement Cooperation with the China Securities Regulatory Commission, or CSRC, and the PRC Ministry of Finance, which establishes a cooperative framework between the parties for the production and exchange of audit documents relevant to investigations undertaken by the PCAOB, the CSRC or the PRC Ministry of Finance in the United States and the PRC, respectively. The PCAOB continues to be in discussions with the CSRC and the PRC Ministry of Finance to permit joint inspections in the PRC of audit firms that are registered with PCAOB and audit Chinese companies that trade on U.S. exchanges.

23 | Page

On December 7, 2018, the SEC and the PCAOB issued a joint statement highlighting continued challenges faced by the U.S. regulators in their oversight of financial statement audits of U.S.-listed companies with significant operations in China.

On April 21, 2020, the SEC and the PCAOB issued another joint statement reiterating the greater risk that disclosures will be insufficient in many emerging markets, including China, compared to those made by U.S. domestic companies. In discussing the specific issues related to the greater risk, the statement again highlights the PCAOB’s inability to inspect audit work papers and practices of accounting firms in China, with respect to their audit work of U.S. reporting companies. However, it remains unclear what further actions, if any, the SEC and the PCAOB will take to address the problem.

Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections in China prevents the PCAOB from fully evaluating audits and quality control procedures of our independent registered public accounting firm. As a result, we and our investors are deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause investors and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

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

24 | Page

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

25 | Page

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

Our business operations have been and may continue to be materially and adversely affected by the outbreak of the coronavirus disease (COVID-19).

An outbreak of respiratory illness caused by COVID-19 emerged in Wuhan city, Hubei province, PRC, where the Company’s headquarters is located, in December 2019 and has been expanding within the PRC and globally. The new strain of COVID-19 is considered to be highly contagious and poses a serious public health threat. On January 23, 2020, the PRC government announced the lockdown of Wuhan city in an attempt to quarantine the city. Since then, other measures including travel restrictions have been imposed in other major cities in the PRC and throughout the world in an effort to contain the COVID-19 outbreak. The World Health Organization (the “WHO”) is closely monitoring and evaluating the situation. On March 11, 2020, the WHO declared the outbreak of COVID-19 a pandemic, expanding its assessment of the threat beyond the global health emergency it had announced in January. As our headquarters are located in Wuhan, we closed our headquarters effective January 23, 2020 and reopened in late March 2020.

Any outbreak of such epidemic illness or other adverse public health developments in the PRC or elsewhere in the world may materially and adversely affect the global economy, our markets and our business. In the first quarter of 2020, the COVID-19 pandemic caused disruptions in our manufacturing operations, interruption of supply chain and decline in demand by our customers. As a result, we expect to report that our net product sales decreased by approximately 50% to 60% in the first quarter of 2020 compared with the same quarter in 2019. A prolonged disruption or any further unforeseen delay in our operations of the manufacturing, delivery and assembly process within any of our production facilities could continue to result in delays in the shipment of products to our customers, increased costs and reduced revenue for the rest of 2020 and beyond.

We cannot foresee whether the pandemic of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the pandemic of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook for automobile sales, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

26 | Page

Our business is subject to natural disasters, health epidemics and other catastrophic incidents.

In addition to COVID-19, China has in the past experienced significant natural disasters, including earthquakes, extreme weather conditions, as well as health scares related to epidemic diseases, and any similar event could materially impact our business in the future. If a disaster or other disruption were to occur in the future that affects the regions where we operate our business, our operations could be materially and adversely affected due to loss of personnel and damage to property. Even if we are not directly affected, such a disaster or disruption could affect the operations or financial conditions of our customers, which could harm our results of operations.

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

		Total Area	Building Area	Original Cost of
Name of Entity	Product	(sq.m.)	(sq.m.)	Equipment	Site
Henglong	Automotive Parts	97,818	20,226	$56,839	Jingzhou City, Hubei Province
		13,393	13,707	$-	Wuhan City, Hubei Province
Jiulong	Power Steering Gear	39,478	24,734	$38,548	Jingzhou City, Hubei Province
Shenyang	Automotive Steering Gear	35,354	18,041	$8,003	Shenyang City, Liaoning Province
Chongqing	Power Steering Gear	57,849	22,812	$3,383	Chongqing City
Jielong (1)	Electric Power Steering	-	-	$4,813	Jingzhou City, Hubei Province
Wuhan Chuguanjie	Electric Power Steering	53,675	24,334	$10,329	Wuhan City, Hubei Province
USAI (1)	Sensor Modular	-	-	$892	Wuhan City, Hubei Province
Henglong KYB (1)	Automotive Steering Gear	-	-	$7,671	Jingzhou City, Hubei Province
Hubei Henglong	Automotive Steering Gear	277,269	78,833	$84,788	Jingzhou City, Hubei Province
Wuhu	Automotive Steering Gear	83,705	27,288	$8,063	Wuhu City, Anhui Province
Total		658,541	229,975	$223,329

(1)	Jielong, USAI and Henglong KYB do not own land use rights or buildings by themselves. They rent buildings from Jiulong, Henglong and Hubei Henglong, respectively.

The Company is not involved in investments in real estate or interests in real estate, real estate mortgages, and securities of or interests in persons primarily engaged in real estate activities, as all of its land rights are used for production purposes.

27 | Page

ITEM 3.	LEGAL PROCEEDINGS.

On January 7, 2019, three purported stockholders of the Company filed a stockholder derivative complaint on behalf of the Company against the Company’s directors Hanlin Chen, Qizhou Wu and Guangxun Xu and former directors Arthur Wong and Robert Tung in the Delaware Court of Chancery, alleging that they had (a) breached their fiduciary duties by approving and paying excessive compensation to the non-employee directors of the Company, Arthur Wong, Guangxun Xu and Robert Tung, and (b) failed to make full and accurate disclosure of all material information with respect to director qualification and director compensation paid in 2017 in the Company’s annual proxy statement on Schedule 14A filed on October 10, 2018. The directors have engaged their own counsel to answer this complaint. On April 9, 2019, the Company moved to dismiss the complaint. The motion to dismiss was denied on July 17, 2019. The directors of the Company will continue to answer this complaint. Management expects the impact of the suit on the Company’s consolidated financial statements to be immaterial.

Other than as described above, the Company is not a party to any pending or, to the best of the Company’s knowledge, any threatened legal proceedings and no director, officer or affiliate of the Company, or owner of record of more than five percent of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

28 | Page

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

On December 5, 2018, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing markets prices or in privately negotiated transactions through December 4, 2019. The Company has extended the program to December 4, 2020. During the year ended December 31, 2019, under the repurchase program, the Company repurchased 452,559 shares of the Company’s common stock for cash consideration of $1.0 million on the open market. There were no common stock repurchases from January 1, 2020 to the date of this report.

STOCKHOLDERS

The Company’s common shares are issued in registered form. Securities Transfer Corporation in Frisco, Texas is the registrar and transfer agent for the Company’s common stock. As of December 31, 2019, there were 31,174,045 shares of the Company’s common stock (excluding 1,164,257 shares of the Company’s treasury stock) issued and outstanding and the Company had approximately 57 stockholders of record.

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

29 | Page

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The securities authorized for issuance under equity compensation plans at December 31, 2019 are as follows:

	Number of securities to be	Weighted average	Number of securities
	issued upon exercise of	exercise price of	remaining available for
Plan category	outstanding options	outstanding options	future issuance
Equity compensation plans approved by security holders	2,200,000	$4.99	1,563,650

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

GENERAL OVERVIEW

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company.” The Company, through its Sino-foreign joint ventures, engages in the manufacture and sales of automotive systems and components in the People’s Republic of China, the “PRC,” or “China.” Genesis, a company incorporated on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, is a wholly-owned subsidiary of the Company. Henglong USA Corporation, “HLUSA,” which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support accordingly. Furthermore, the Company owns the following aggregate net interests in the subsidiaries incorporated in the PRC and Brazil as of December 31, 2019 and 2018.

	Aggregate Net Interest
	December 31,	December 31,
Name of Entity	2019	2018
Henglong	100.00%	100.00%
Jiulong	100.00%	100.00%
Shenyang	70.00%	70.00%
USAI	83.34%	83.34%
Wuhu	77.33%	77.33%
Jielong	85.00%	85.00%
Hubei Henglong	100.00%	100.00%
Testing Center	100.00%	100.00%
Chongqing Henglong	70.00%	70.00%
Brazil Henglong	95.84%	95.84%
Wuhan Chuguanjie	85.00%	85.00%
Shanghai Henglong	100.00%	100.00%
Jingzhou Qingyan	60.00%	60.00%
Henglong KYB	66.60%	66.60%
Wuhan Hyoseong	51.00%	-%
Wuhu Hongrun	100.00%	-%

30 | Page

RESULTS OF OPERATIONS

Selected highlights from our operations (in thousands of U.S. dollars):

	2019	2018	Change	Change%
Net product sales	$431,427	$496,158	$(64,731)	-13.0%
Cost of products sold	368,076	430,745	(62,669)	-14.5%
Net gain on other sales	5,067	3,940	1,127	28.6%
Selling expenses	14,270	18,949	(4,679)	-24.7%
General and administrative expenses	19,976	19,761	215	1.1%
Research and development expenses	27,992	33,551	(5,559)	-16.6%
Operating income/(loss)	6,180	(2,908)	9,088	-312.5%
Other income, net	1,957	1,173	784	66.8%
Interest expense	(3,034)	(2,928)	(106)	3.6%
Financial income, net	2,456	2,162	294	13.6%
Income/(loss) before income tax expenses and equity in earnings of affiliated companies	7,559	(2,501)	10,060	-402.2%
Income taxes	586	(1,465)	2,051	-140.0%
Net income	8,379	79	8,300	10,506.3%
Net loss attributable to non-controlling interest	(1,580)	(2,298)	718	-31.2%
Net income attributable to parent company’s common shareholders	9,959	2,377	7,582	319.0%

Net Product Sales and Cost of Products Sold

For the years ended December 31, 2019 and 2018, net sales and cost of sales are summarized as follows (figures are in thousands of USD):

	Net Sales				Cost of sales
	2019	2018	Change		2019	2018	Change
Henglong	$164,142	$250,532	$(86,390)	-34.5%	$155,667	$235,894	$(80,227)	-34.0%
Jiulong	88,469	102,994	(14,525)	-14.1	81,234	93,471	(12,237)	-13.1
Shenyang	20,247	25,941	(5,694)	-21.9	16,606	23,430	(6,824)	-29.1
Wuhu	20,384	30,356	(9,972)	-32.9	19,259	29,638	(10,379)	-35.0
Hubei Henglong	121,719	123,237	(1,518)	-1.2	94,470	97,777	(3,307)	-3.4
Henglong KYB	70,952	23,423	47,529	202.9	67,330	22,763	44,567	195.8
Other Entities	64,619	72,421	(7,802)	-10.8	51,690	58,527	(6,837)	-11.7
Eliminations	(119,105)	(132,746)	13,641	-10.3	(118,180)	(130,755)	12,575	-9.6
Total	$431,427	$496,158	$(64,731)	-13.0%	$368,076	$430,745	$(62,669)	-14.5%

Net Product Sales

Net product sales were $431.4 million for the year ended December 31, 2019, as compared to $496.2 million for the year ended December 31, 2018, representing a decrease of $64.8 million, or 13.1%.

31 | Page

Net sales of traditional steering products were $348.9 million for the year ended December 31, 2019, compared to $388.3 million for 2018, representing a decrease of $39.4 million, or 10.1%. Net sales of EPS were $82.5 million for the year ended December 31, 2019, compared to $107.9 million for 2018, representing a decrease of $25.4 million, or 23.5%. As a percentage of net sales, the sales of EPS were 19.1% for the year ended December 31, 2019, compared to 21.7% for 2018.

The decrease in net product sales was due to the effects of three major factors: (i) the decrease in sales volume led to a sales decrease of $33.3 million due to the soft demand in the China domestic brand automobile market; (ii) the decrease in average selling price led to a sales decrease of $6.8 million; and (iii) the depreciation of the RMB against the U.S. dollar in 2019 led to a sales decrease of $24.7 million.

Further analysis is as follows:

—	Henglong mainly engages in providing passenger vehicle steering systems. Net sales for Henglong were $164.1 million for the year ended December 31, 2019, compared with $250.5 million for the year ended December 31, 2018, representing a decrease of $86.4 million, or 34.5%, which was mainly due to soft demand in the China domestic brand automobile market in 2019 and the shift of production capacity to Henglong KYB after its establishment. A decrease in sales volume led to a sales decrease of $59.9 million, a decrease in selling price led to a sales decrease of $15.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $11.3 million.

—	Jiulong mainly engages in providing commercial vehicle steering systems. Net sales for Jiulong were $88.5 million for the year ended December 31, 2019, compared with $103.0 million for the year ended December 31, 2018, representing a decrease of $14.5 million, or 14.1%. A decrease in sales volume led to a sales decrease of $10.3 million, an increase in selling price led to a sales increase of $0.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $4.4 million.

—	Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., LTD., “Jinbei”, one of the major automotive manufacturers in China. Net sales for Shenyang were $20.2 million for the year ended December 31, 2019, compared with $25.9 million for the year ended December 31, 2018, representing a decrease of $5.7 million, or 22.0%. A decrease in sales volume led to a sales decrease of $2.6 million, a decrease in selling price led to a sales decrease of $2.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.9 million.

—	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd., “Chery”, one of the major automotive manufacturers in China. Net sales for Wuhu were $20.4 million for the year ended December 31, 2019, compared with $30.4 million for the year ended December 31, 2018, representing a decrease of $10.0 million, or 32.9%. A decrease in sales volume led to a sales decrease of $8.0 million, a decrease in selling price led to a sales decrease of $0.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.4 million.

—	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net sales for Hubei Henglong were $121.7 million for the year ended December 31, 2019, compared with $123.2 million for the year ended December 31, 2018, representing a decrease of $1.5 million, or 1.2%. A decrease in sales volume led to a sales decrease of $7.5 million, an increase in selling price led to a sales increase of $11.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $5.1 million.

—	Henglong KYB mainly engages in providing passenger EPS products. Net sales for Henglong KYB were $71.0 million for the year ended December 31, 2019, compared with $23.4 million for the year ended December 31, 2018, representing an increase of $47.6 million. An increase in sales volume led to a sales increase of $50.1 million, a decrease in selling price led to a sales decrease of $1.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.8 million.

—	Net sales for Other Entities were $64.6 million for the year ended December 31, 2019, compared with $72.4 million for the year ended December 31, 2018, representing a decrease of $7.8 million, or 10.8%, mainly contributed by Jielong, which manufactures automobile steering columns for both Hydraulic Power Steering (“HPS”) and EPS.

32 | Page

Cost of Products Sold

For the year ended December 31, 2019, the cost of sales was $368.1 million, compared with $430.7 million for the year ended December 31, 2018, representing a decrease of $62.6 million, or 14.5%. The decrease in cost of sales was mainly due to the effect of the following major factors: (i) the change in product mix, i.e. the increase in high margin products as a portion of our sales; (ii) the decrease in sales volumes with a cost of sales decrease of $31.7 million; (iii) the decrease in unit cost with a cost of sales decrease of $9.6 million; and (iv) the depreciation of the RMB against the U.S. dollar with a cost of sales decrease of $21.3 million. Further analysis is as follows:

—	Cost of sales for Henglong was $155.7 million for the year ended December 31, 2019, compared to $235.9 million for the year ended December 31, 2018, representing a decrease of $80.2 million, or 34.0%. A decrease in sales volumes resulted in a cost of sales decrease of $57.8 million, a decrease in unit material and subcomponents costs led to a cost of sales decrease of $11.8 million and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of sales decrease of $10.6 million.

—	Cost of sales for Jiulong was $81.2 million for the year ended December 31, 2019, compared to $93.5 million for the year ended December 31, 2018, representing a decrease of $12.3 million, or 13.2%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $9.3 million, an increase in unit cost resulting in a cost of sales increase of $1.0 million, and the depreciation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $4.0 million.

—	Cost of sales for Shenyang was $16.6 million for the year ended December 31, 2019, compared with $23.4 million for the year ended December 31, 2018, representing a decrease of $6.8 million, or 29.1%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $2.8 million, a decrease in unit cost resulting in a cost of sales decrease of $3.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.7 million.

—	Cost of sales for Wuhu was $19.3 million for the year ended December 31, 2019, compared to $29.6 million for the year ended December 31, 2018, representing a decrease of $10.3 million, or 34.8%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $7.9 million, a decrease in unit cost resulting in a cost of sales decrease of $1.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.9 million.

—	Cost of sales for Hubei Henglong was $94.5 million for the year ended December 31, 2019, compared with $97.8 million for the year ended December 31, 2018, representing a decrease of $3.3 million, or 3.4%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $5.6 million, an increase in unit cost resulting in a cost of sales increase of $6.3 million, and the depreciation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $4.0 million.

—	Cost of sales for Henglong KYB was $67.3 million for the year ended December 31, 2019, compared to $22.8 million for the year ended December 31, 2018, representing an increase of $44.5 million. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $46.5 million, a decrease in unit cost resulting in a cost of sales decrease of $1.0 million, and the depreciation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $1.0 million.

—	Cost of sales for Other Entities was $51.7 million for the year ended December 31, 2019, compared to $58.5 million for the year ended December 31, 2018, representing a decrease of $6.8 million, or 11.6%. The decrease in cost of sales for Other Entities was mainly due to the decrease in cost of sales of Jielong, primarily due to the decrease in sales.

Gross margin was 14.7% for the year ended December 31, 2019, representing a 1.5% increase from 13.2% for the year ended December 31, 2018, mainly due to the change in product mix in 2019.

Net Gain on Other Sales

Gain on other sales mainly consisted of rental income, gain on disposal of intangible assets and property, plant and equipment, and R&D revenue. For the year ended December 31, 2019, gain on other sales amounted to $5.1 million, as compared to $3.9 million for the year ended December 31, 2018, representing an increase of $1.2 million, mainly due the increase in gain on disposal of intangible assets and property, plant and equipment.

33 | Page

Selling Expenses

For the years ended December 31, 2019 and 2018, selling expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2019	2018	Increase/(Decrease)	Percentage
Transportation expense	$5,773	$6,468	$(695)	-10.7%
Salaries and wages	3,064	4,241	(1,177)	-27.8%
Marketing and office expense	3,555	5,506	(1,951)	-35.4%
Warehousing and inventory handling expenses	1,800	2,503	(703)	-28.1%
Other expense	78	231	(153)	-66.2%
Total	$14,270	$18,949	$(4,679)	-24.7%

Selling expenses were $14.3 million for the year ended December 31, 2019. As compared to $18.9 million for the year ended December 31, 2018, there was a decrease of $4.6 million, or 24.3%, which was mainly due to salaries and wages, transportation expenses and marketing and office expense as a result of decreased sales transactions and marketing activities.

General and Administrative Expenses

For the years ended December 31, 2019 and 2018, general and administrative expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2019	2018	Increase/(Decrease)	Percentage
Salaries and wages	$8,615	$7,148	$1,467	20.5%
Labor insurance expenses	2,613	2,412	201	8.3%
Maintenance and repair expenses	1,336	1,215	121	10.0%
Property and other taxes	1,016	1,013	3	0.3%
Provision of allowance for doubtful accounts	(441)	887	(1,328)	-149.7%
Office expense	3,097	3,044	53	1.7%
Depreciation and amortization expense	1,474	1,490	(16)	-1.1%
Listing expenses (1)	1,838	2,153	(315)	-14.6%
Others expenses	428	399	29	7.3%
Total	$19,976	$19,761	$215	1.1%

(1)	Listing expenses consisted of the costs associated with legal, accounting and auditing fees for operating a public company. The expenses also included share-based compensation expense for options granted to independent directors.

General and administrative expenses were $20.0 million for the year ended December 31, 2019 which was slightly higher than $19.8 million for the year ended December 31, 2018, which was mainly due to the increase in labor costs.

34 | Page

Research and Development Expenses

Research and development expenses, “R&D” expenses, were $28.0 million for the year ended December 31, 2019 as compared to $33.6 million for the year ended December 31, 2018, representing a decrease of $5.6 million, or 16.7%, which was primarily due to cost control on research and development activities.

The global automotive parts industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce innovative products on a cost-competitive basis. In the past several years, the Company has continued to purchase advanced manufacturing equipment for newly developed products, hiring senior technicians and actively seeking external technical support.

Other Income, Net

Other income, net was $2.0 million for the year ended December 31, 2019 as compared to $1.2 million for the year ended December 31, 2018, representing an increase of $0.8 million, or 66.6%, primarily due to an increase in the government subsidies recognized in 2019.

Interest Expense

Interest expense was $3.0 million for the year ended December 31, 2019 as compared to $2.9 million for the year ended December 31, 2018, representing an increase of $0.1 million, or 3.4%, which was primarily due to higher interest rates.

Financial Income, Net

Financial income, net was $2.5 million for the year ended December 31, 2019, as compared to $2.2 million for the year ended December 31, 2018, representing an increase of $0.3 million, or 13.6%, which was primarily due to an increase in the interest income of short-term investments.

Income Taxes

Income tax expense was $0.6 million for the year ended December 31, 2019 compared to income tax benefit of $1.5 million for the year ended December 31, 2018, representing an increase in income tax expense of $2.1 million. The increase in 2019 resulted primarily from the increase in income before income tax expenses of $10.1 million.

Net Loss Attributable to Non-controlling Interests

The Company recorded a net loss attributable to non-controlling interests of $1.6 million for the year ended December 31, 2019, compared to a net loss of $2.3 million for the year ended December 31, 2018, representing a decrease of $0.7 million, or 30.4%.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company was $10.0 million for the year ended December 31, 2019, compared to $2.4 million for the year ended December 31, 2018, representing an increase of $7.6 million.

35 | Page

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of December 31, 2019, the Company had cash and cash equivalents and short-term investments of $82.5 million, compared with $103.9 million as of December 31, 2018, a decrease of $21.4 million, or 20.6%.

The Company had working capital (current assets less current liabilities) of $137.4 million as of December 31, 2019, compared with $154.1 million as of December 31, 2018, representing a decrease of $16.7 million, or 10.8%.

Except for the expected distribution of dividends from the Company’s PRC subsidiaries to the Company in order to fund the payment of the one-time transition tax due to the U.S. Tax Reform, the Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The pandemic of COVID-19 has had material and adverse impacts on our cash flow for the first quarter of 2020 with potential continuing impacts on subsequent periods. However, based on our liquidity assessment, we believe that our current cash position, cash flow from operations and proceeds from our financing activities will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for the foreseeable future and for at least 12 months subsequent to the filing of this annual report.

Capital Source

The Company’s capital source is multifaceted, such as bank loans and banks’ acceptance facilities. In financing activities and operating activities, the Company’s banks require the Company to sign line of credit agreements and repay such facilities within one to two years. On the condition that the Company can provide adequate mortgage security and has not violated the terms of the line of credit agreement, such facilities can be extended for another one to two years.

The Company had short-term loans of $46.6 million, long-term loans of $7.2 million and bankers’ acceptance notes of $69.9 million as of December 31, 2019.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances is expected to be reduced by approximately $12.5 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $12.5 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $8.5 million, which is 68.2%, the mortgage ratio, of $12.5 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

36 | Page

Bank Facilities

As of December 31, 2019, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD).

		Due	Amount	Amount	Assessed
		Date	Available (3)	Used (4)	Mortgage
	Bank				Value (5)
1. Comprehensive credit facilities	Hubei Bank (1)	Nov 2019	25,802	16,624	54,093

2. Comprehensive credit facilities	Shanghai Pudong Development Bank(2)	Jul 2020	18,635	7,975	21,072

3. Comprehensive credit facilities	China CITIC Bank (2)	Jun 2020	73,106	24,910	20,421
	China CITIC Bank	Jun 2022	3,096	2,573	6,322

4. Comprehensive credit facilities	China Everbright Bank (1)	Feb 2020	4,300	4,300	9,129

5. Comprehensive credit facilities	Bank of Chongqing	Sep 2021	717	242	2,239

6. Comprehensive credit facilities	Bank of China (2)	Sep 2020	16,628	6,594	-

7. Comprehensive credit facilities	China Merchants Bank (1) (2)	Feb 2020	21,502	12,078	-

8. Comprehensive credit facilities	Hankou Bank (1) (2)	Dec 2019	15,768	5,734	-

9. Comprehensive credit facilities	Agricultural Bank of China (1)	Mar 2020	1,003	1,003	3,982

10. Comprehensive credit facilities	Huishang Bank	May 2020	2,150	-	-
Total			$182,707	$82,033	$117,258

(1)	These facilities have expired. The comprehensive credit facility with China Everbright Bank was extended to March 11, 2021 with an available amount of RMB 30.0 million (equivalent to $4.3 million as of December 31, 2019). The comprehensive credit facility with Agriculture Bank of China was extended to March 27, 2021. The Company is currently in the process of negotiating with the rest of these banks to renew the credit facilities.

(2)	The comprehensive credit facilities with Shanghai Pudong Development Bank are guaranteed by Jielong and Huibei Henglong in addition to the above pledged assets. The comprehensive credit facilities with China CITIC Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Bank of China are guaranteed by Hubei Henglong. The comprehensive credit facilities with Hankou Bank are guaranteed by Henglong. The comprehensive credit facilities with China Merchants Bank are guaranteed by Hubei Henglong.

(3)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes at the Company’s discretion. If the Company elects to utilize the facility by issuance of bank notes, additional collateral is requested to be pledged to the bank.

(4)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $44.2 million and notes payable of $37.8 million as of December 31, 2019.

37 | Page

(5)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of December 31, 2019, the pledged assets included property, plant and equipment and land use rights with assessed value of $117.3 million.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company renewed its existing short-term loans and borrowed new loans during 2019 at annual interest rates ranging from 3.0% to 5.7%, and the Company’s loan terms range from 4 months to 36 months. The large spread in interest rates was due to the different lenders (interest rates for government loans are normally lower than for commercial bank loans). Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1. Land use rights and buildings with an assessed value of approximately $21.1 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.

2. Land use rights and buildings with an assessed value of approximately $20.4 million as security for its comprehensive credit facility with China CITIC Bank Wuhan branch.

3. Land use rights and buildings with an assessed value of approximately $6.3 million as security for its comprehensive credit facility with China CITIC Bank Shenyang branch.

4. Equipment with an assessed value of approximately $54.1 million as security for its revolving comprehensive credit facility with Hubei Bank.

5. Land use rights and buildings with an assessed value of approximately $9.1 million as security for its comprehensive credit facility with China Everbright Bank.

6. Land use rights and buildings with an assessed value of approximately $4.0 million as security for its comprehensive credit facility with Agricultural Bank of China.

7. Land use rights and buildings with an assessed value of approximately $2.2 million as security for its comprehensive credit facility with Bank of Chongqing.

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

38 | Page

	Payment Due Dates
	( in thousands of USD)
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	Years
Short-term and long-term loans including interest payable	$53,803	$46,636	$7,167	$-	$-
Notes payable (1)	69,929	69,929	-	-	-
Taxes payable and withholding tax liabilities due to U.S. Tax Reform (See Note 20)	29,503	2,810	5,620	12,292	8,781
Obligation for investment contract (2)	4,702	4,272	430	-	-
Other contractual purchase commitments, including service agreements	23,116	19,928	3,188	-	-
Total	$181,053	$143,575	$16,405	$12,292	$8,781

(1)	Notes payable do not bear interest.

(2)

In November 2019, Hubei Henglong entered into an agreement with other parties and committed to purchase 70% of the shares of Hefei Senye Light Plastic Technology Co., Ltd. for total consideration of RMB 33.6 million, equivalent to approximately $4.8 million. As of December 31, 2019, Hubei Henglong has paid the amount of RMB 18 million, equivalent to approximately $2.6 million. According to the agreement, the remaining consideration of RMB 15.6 million, equivalent to approximately $2.2 million, will be paid in 2020 and 2021.

In April 2019, Hubei Henglong entered into an agreement with other parties and committed to contribute RMB 5.0 million, equivalent to approximately $0.7 million, to Jiangsu Intelligent Networking Automotive Innovation Center Co. Ltd., “Jiangsu Intelligent”, for 19.2% of the shares of Jiangsu Intelligent. As of December 31, 2019, Hubei Henglong has completed a capital contribution of RMB 3.0 million, equivalent to approximately $0.4 million. According to the agreement, the remaining capital commitment of RMB 2.0 million, equivalent to approximately $0.3 million, will be paid upon capital calls.

In March 2018, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Hubei Venture Fund”. Hubei Henglong has committed to make an investment of RMB 76.0 million, equivalent to approximately $10.9 million, in the Hubei Venture Fund in three installments, representing 27.1% of the Hubei Venture Fund’s shares. As of December 31, 2019, Hubei Henglong has completed a capital contribution of RMB 60.8 million, equivalent to approximately $8.7 million. According to the agreement, the remaining capital commitment of RMB 15.2 million, equivalent to approximately $2.2 million, will be paid upon capital calls received from the Hubei Venture Fund.

Short-term and Long-term Loans

The following table summarizes the contract information of short-term and long-term borrowings between the banks, government and the Company as of December 31, 2019 (figures are in thousands of USD).

Bank Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
Bank of Chongqing (1)	Working Capital	Jan 30, 2019	12	5.66%	Pay monthly	Jan 29, 2020	79

Bank of Chongqing (1)	Working Capital	Mar 05, 2019	12	5.66%	Pay monthly	Mar 3, 2020	164

China CITIC Bank (1)	Working Capital	Mar 15, 2019	12	3.52%	Pay in arrear	Mar 9, 2020	1,039

China CITIC Bank (1)	Working Capital	Mar 15, 2019	12	3.52%	Pay in arrear	Mar 11, 2020	2,021

China CITIC Bank (1)	Working Capital	Mar 15, 2019	12	3.63%	Pay in arrear	Mar 13, 2020	4,010

China Merchants Bank (1)	Working Capital	Mar 18, 2019	12	5.00%	Pay monthly	Mar 18, 2020	6,522

Agricultural Bank of China (1)	Working Capital	May 10, 2019	10	4.35%	Pay monthly	Mar 25, 2020	287

39 | Page

Agricultural Bank of China (1)	Working Capital	Oct 08, 2019	6	4.35%	Pay monthly	Mar 25, 2020	287

Agricultural Bank of China (1)	Working Capital	Dec 10, 2019	4	4.35%	Pay monthly	Mar 25, 2020	287

Agricultural Bank of China (1)	Working Capital	Mar 27, 2019	12	4.35%	Pay monthly	Mar 26, 2020	143

China CITIC Bank (1)	Working Capital	Mar 26, 2019	12	3.52%	Pay in arrear	Mar 24, 2020	1,121

China CITIC Bank (1)	Working Capital	Aug 23, 2019	8	4.80%	Pay monthly	Apr 23, 2020	1,433

Bank of China	Working Capital	May 27, 2019	12	4.35%	Pay monthly	May 26, 2020	6,594

China CITIC Bank	Working Capital	Jun 26, 2019	12	3.49%	Pay in arrear	Jun 19, 2020	900

Hankou Bank	Working Capital	Jun 28, 2019	12	4.80%	Pay monthly	Jun 28, 2020	5,734

China CITIC Bank	Working Capital	July 01, 2019	12	3.49%	Pay in arrear	Jun 24, 2020	471

China CITIC Bank	Working Capital	July 08, 2019	12	3.47%	Pay in arrear	Jul 3, 2020	1,310

China CITIC Bank	Working Capital	July 09, 2019	12	3.47%	Pay in arrear	Jul 7, 2020	4,376

China CITIC Bank	Working Capital	July 09, 2019	12	3.47%	Pay in arrear	Jul 7, 2020	1,787

China CITIC Bank	Working Capital	Aug 06, 2019	12	5.22%	Pay monthly	Aug 6, 2020	2,007

Financial Bureau of Jingzhou Development Zone	Working Capital	Sep 03, 2019	22	3.80%	Pay annually	Jun 30, 2021	4,300

China CITIC Bank	Working Capital	Sep 11, 2019	12	3.15%	Pay in arrear	Sep 9, 2020	2,570

China CITIC Bank	Working Capital	Sep 20, 2019	12	3.04%	Pay in arrear	Sep 11, 2020	1,058

Wuhu Municipal Science and Technology Bureau	Working Capital	Nov 13, 2017	36	4.75%	Pay quarterly	Nov 12, 2020	287

Financial Bureau of Jingzhou Development Zone	Working Capital	Dec 26, 2019	12	3.48%	Pay annually	Dec 25, 2020	2,149

Financial Bureau of Jingzhou Development Zone	Working Capital	Aug 07, 2019	23	3.80%	Pay annually	Jun 30, 2021	2,867
Total							$53,803

(1)	These bank loans were repaid between January and April 2020 when they became due.

The Company must use the loans for the purpose described and repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged additional 30% to 100% penalty interest.

40 | Page

The Company had complied with such financial covenants as of December 31, 2019, and management believes it will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of December 31, 2019 (figures are in thousands of USD):

			Amount Payable on
Purpose	Term (Month)	Due Date	Due Date
Working Capital (1)	6	Jan. 2020	$14,364
Working Capital (1)	6	Feb. 2020	12,108
Working Capital (1)	6	Mar. 2020	5,932
Working Capital (1)	6	Apr. 2020	14,914
Working Capital	6	May 2020	10,245
Working Capital	6	Jun. 2020	12,366
Total			$69,929

(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit a sufficient amount of cash on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged an additional 50% penalty interest. The Company complied with such financial covenants as of December 31, 2019, and management believes it will continue to comply with them.

Cash flows

(a)	Operating Activities

Net cash provided by operating activities for the year ended December 31, 2019 was $30.3 million, compared with $12.5 million for the year ended December 31, 2018, representing an increase of $17.8 million, which was mainly due to (1) the increase in net income excluding non-cash items by $3.8 million and (2) the increase in cash inflows from movements of operating assets and liabilities by $14.0 million.

(b)	Investing Activities

The Company had net cash of $27.3 million used in investing activities for the year ended December 31, 2019, compared with net cash provided of $2.5 million in 2018, representing an increase in cash outflow of $29.8 million, which was mainly due to the net effect of (1) a decrease in cash inflows due to the repayment of the loan to a related party by $20.4 million, (2) an increase in payments to acquire property, plant and equipment and land use rights by $8.6 million, and (3) a combination of other factors contributed an increase of cash outflows by $0.8 million, including an increase in cash prepaid for acquisition of a subsidiary by $2.6 million, offset by the increase in cash received from disposal of property, plant and equipment, government subsidies, and the exit from an investment.

41 | Page

(c)	Financing Activities

During the year ended December 31, 2019, the Company had net cash of $10.7 million used in financing activities, compared to net cash of $10.1 million provided by financing activities for 2018, representing an increase in outflow of $20.8 million, which was mainly due to the net effect of (1) a decrease in proceeds from sale and leaseback transactions by $11.8 million, (2) a decrease in cash received from capital contributions by non-controlling interest holders by $12.2 million, (3) a decrease in cash inflow from borrowings by $21.8 million, and (4) an increase in payments for repurchase of common stock by $1.0 million, offset by a decrease in repayments of bank loans by $26.6 million.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2019 and 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

SUBSEQUENT EVENTS

As a result of the COVID-19 outbreak in December 2019 and continuing in the first quarter of 2020, the Company’s businesses, results of operations, financial position and cash flows were materially and adversely affected in the first quarter of 2020 with potential continuing impacts on subsequent periods, including but not limited to the material adverse impact on the Company’s revenues as result of the suspension of operations, interruption of supply chain and decline in demand by the Company’s customers. We expect to report that our net product sales decreased by approximately 50% to 60% in the first quarter of 2020 compared with the same quarter in 2019. Because of the significant uncertainties surrounding COVID-19, which are still evolving, the extent of the business disruption, including the duration and the related financial impact on subsequent periods cannot be reasonably estimated at this time. See “Item 1A. Risk Factors—Our business operations have been and may continue to be materially and adversely affected by the outbreak of the coronavirus disease (COVID-19)” for more information.

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

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. During 2019, the Company mainly supplied products to North America and settled in cash in U.S. dollars. As a result, appreciation or currency fluctuation of the RMB against the U.S. dollar would increase the cost of export products, and adversely affect the Company’s financial performance.

In July 2005, the Chinese government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During December 2018 to December 2019, the exchange rate between RMB and U.S. dollar depreciated from RMB1.00 to $0.1454 to RMB1.00 to $0.1436. The depreciation of the RMB may continue. Significant depreciation of the RMB is likely to decrease the Company’s income generated from China.

42 | Page

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

43 | Page

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

The value of the RMB fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the RMB is not readily convertible into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of RMB into foreign currencies such as the U.S. dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On December 31, 2019 and 2018, the exchange rates of RMB against U.S. dollar were RMB1.00 to $0.1436 and RMB1.00 to $0.1454, respectively. Any significant future appreciation of the RMB is likely to decrease the Company’s profits generated from overseas.

In order to mitigate the currency exchange rate risk, the Company and its international customers established a price negotiation mechanism that provides that, if the currency exchange rate fluctuation is more than 8% since the last price negotiation, the Company and the customers would adjust the prices for future sales. Normally the adjustment to future sales prices would reflect half of the impact from the change in exchange rate.

44 | Page

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not require collateral or other security to support client receivables since most of its customers are large, well-established companies. The Company's credit risk is also mitigated because its customers are all selected enterprises supported by the local government. One customer, Fiat Chrysler North America, accounted for more than 10% (22.7%) of the Company’s consolidated revenues in 2019. The Company maintains an allowance for doubtful accounts for any potential credit losses related to its trade receivables. The Company does not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies and the Company does not hold or issue derivative financial instruments for trading or speculative purposes.

INTEREST RATE RISK

The Company’s exposure to changes in interest rates results primarily from its credit facility borrowings. As of December 31, 2019, the Company had nil of outstanding indebtedness, which is subject to interest rate fluctuations.

The Company’s level of outstanding indebtedness fluctuates from time to time and may result in additional payable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)	The financial statements required by this item begin on page 64.
(b)	Selected quarterly financial data for the past two years are summarized in the following table (figures are in thousands of USD, except those for items headed “Basic” and “Diluted”):

	Quarterly Results of Operations
	First		Second		Third		Fourth
	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$109,193	$134,018	$105,748	$125,782	$100,542	$112,084	$115,944	$124,274
Gross profit	14,045	21,639	15,185	17,021	17,317	15,366	16,804	11,387
Income/(loss) from operations	1,037	4,594	2,740	584	4,315	1,830	(1,912)	(9,916)
Net income/(loss)	1,224	4,032	2,233	996	4,077	378	845	(5,327)
Net (loss)/income attributable to non-controlling interest	(243)	(280)	(277)	149	(172)	1	(888)	(2,168)
Net income/(loss) attributable to parent company’s common shareholders	1,467	4,312	2,510	847	4,249	377	1,733	(3,159)
Net income/(loss) attributable to parent company’s common shareholders per share-
Basic	$0.05	$0.14	$0.08	$0.03	$0.13	$0.01	$0.06	$(0.10)
Diluted	$0.05	$0.14	$0.08	$0.03	$0.13	$0.01	$0.06	$(0.10)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

45 | Page

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

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

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2019 and determined that internal control over financial reporting was effective as of December 31, 2019.

This report does not include an auditors' report on the effectiveness of internal control over financial reporting due to SEC rules that exempt smaller reporting companies such as CAAS from providing such a report.

46 | Page

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2019. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)

Hanlin Chen	62	Chairman of the Board

Tong Kooi Teo	63	Director

Guangxun Xu	69	Director

Heng Henry Lu	54	Director

Qizhou Wu	55	Chief Executive Officer and Director

Jie Li	50	Chief Financial Officer

Andy Tse	49	Senior Vice President

Yijun Xia	57	Vice President

Haimian Cai	56	Vice President

47 | Page

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

Heng Henry Lu has served as an independent director of the Company since July 2019. He has been an adviser to NBS Group since February 2016. Dr. Lu was a partner of SVC China from 2012 to 2014 and Chief Representative of William Blair & Company, L.L.C., Shanghai Representative Office from 2006 to 2011. Prior to that, Dr. Lu was with McKinsey & Company advising global and domestic companies on their growth and financial strategies. Dr. Lu received a Doctor of Philosophy from Columbia University in 1997 and a Master of Business Administration from University of Chicago Business School in 2000.

Tong Kooi Teo has served as an independent director of the Company since July 2019. He is the Chief Executive Officer of DPS Corporate Advisory Company Limited, Beijing, China, a member of Head International Group, China since March 2018. He is a Non-Executive Director of Guocoland (China) Limited since February 2018.  He was the Managing Director of Guoco Investment (China) Ltd., Hong Kong from 2014 to 2018, after serving as the Group Managing Director of Guocoland (China) Ltd. from 2012 to 2014. Prior to that, Mr. Teo was the Chief Executive Officer (China and Vietnam Operations) of WCT Holdings Bhd, Malaysia from 2011 to 2012. He was the Chief Executive Officer of Hong Leong Asia Ltd (HLA), which is listed on the Singapore Stock Exchange from 2004 to 2010. From 2003 to 2004, Mr. Teo was the Managing Director of Tasek Corporation Bhd, Malaysia, which is listed on the Kuala Lumpur Stock Exchange. From 1994 to 2002, Mr. Teo was General Manager of Corporate Banking Division and Chief Operating Officer of Hong Leong Bank Malaysia. From 1989 to 1994, Mr. Teo was with Deutsche Bank Malaysia where his last held position was Head of Corporate Banking.

Guangxun Xu has served as an independent director of the Company since December 2009. He is a member of the audit and compensation committees, and the chairman of the nominating committee of the Board of Directors. Mr. Xu has been the Chief Representative of NASDAQ in China and a managing director of the NASDAQ Stock Market International, Asia for over 10 years. With a professional career in the finance field spanning over 30 years, Mr. Xu’s practice focuses on providing package services on U.S. and U.K. listings, advising on and arranging for private placements, PIPEs, IPOs, pre-IPO restructuring, M&A, corporate and project finance, corporate governance, post-IPO IR compliance and risk control.

48 | Page

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

BOARD COMPOSITION AND COMMITTEES

Audit Committee and Independent Directors

The Company has a standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act, as amended. The Audit Committee is operated under a written charter. The Audit Committee consists of the following individuals, all of whom the Company considers to be independent, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence: Mr. Tong Kooi Teo, Mr. Guangxun Xu and Mr. Heng Henry Lu. Mr. Guangxun Xu is the Chairman of the Audit Committee. The Board has determined that Mr. Guangxun Xu is the audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K, serving on the Company’s Audit Committee.

49 | Page

Compensation Committee

The Company has a standing Compensation Committee of the Board of Directors. The Compensation Committee is responsible for determining compensation for the Company’s executive officers. Three of the Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Mr. Tong Kooi Teo, Mr. Guangxun Xu and Mr. Heng Henry Lu serve on the Compensation Committee. Mr. Tong Kooi Teo is the Chairman of the Compensation Committee. The Board has determined that all members of the Compensation Committee are independent directors under the rules of the Nasdaq Stock Market, as applicable. The Compensation Committee administers the Company’s benefit plans, reviews and administers all compensation arrangements for executive officers, and establishes and reviews general policies relating to the compensation and benefits of the Company’s officers and employees. The Compensation Committee operates under a written charter that is made available on the Company’s website, www.caasauto.com.

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

Nominating Committee

The Company has a standing Nominating Committee of the Board of Directors. Director candidates are nominated by the Nominating Committee. The Nominating Committee will consider candidates based upon their business and financial experience, personal characteristics, and expertise that are complementary to the background and experience of other Board members, willingness to devote the required amount of time to carry out the duties and responsibilities of Board membership, willingness to objectively appraise management performance, and any such other qualifications the Nominating Committee deems necessary to ascertain the candidates’ ability to serve on the Board. The Nominating Committee will not consider nominee recommendations from security holders, other than the recommendations received from a security holder or group of security holders that beneficially owned more than 5 percent of the Company’s outstanding common stock for at least one year as of the date the recommendation is made. Three of the Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Mr. Tong Kooi Teo, Mr. Guangxun Xu and Mr. Heng Henry Lu, serve on the Nominating Committee. Mr. Xu is the Chairman of the Nominating Committee.

Stockholder Communications

Stockholders interested in communicating directly with the Board of Directors, or individual directors, may email the Company’s independent director Mr. Guangxun Xu at guangxunxu@hotmail.com. Mr. Xu will review all such correspondence and will regularly forward to the board of directors of the Company copies of all such correspondence that deals with the functions of the Board or committees thereof or that he otherwise determines requires their attention. Directors may at any time review all of the correspondence received that is addressed to members of the board of directors of the Company and request copies of such correspondence. Concerns relating to accounting, internal controls or auditing matters will immediately be brought to the attention of the Audit Committee and handled in accordance with procedures established by the Audit Committee with respect to such matters.

50 | Page

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

COMPENSATION DISCUSSION AND ANALYSIS

In 2003, the Board of Directors established a Compensation Committee consisting only of independent Board members, which is responsible for setting the Company’s policies regarding compensation and benefits and administering the Company’s benefit plans. At the end of fiscal year 2019, the Compensation Committee consisted of Mr. Tong Kooi Teo, Mr. Guangxun Xu and Mr. Heng Henry Lu. The members of the Compensation Committee approved the amount and form of compensation paid to executive officers of the Company and set the Company’s compensation policies and procedures during these periods.

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

51 | Page

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

The Company’s Board of Directors and Compensation Committee have approved the current salaries for executives: RMB 2.5 million (equivalent to approximately $0.36 million) for the Chairman, RMB 1.6 million (equivalent to approximately $0.23 million) for the CEO, and RMB 1.0 million (equivalent to approximately $0.14 million) individually for other officers in 2019.

Performance Bonus

a.	Grantees: Mr. Hanlin Chen, Mr. Qizhou Wu, Mr. Andy Tse, Mr. Jie Li, and Mr. Yijun Xia.

b.	Conditions: based on the Company’s consolidated financial statements, (i) the year over year growth rate of sales for 2019 must be 5% or higher; or (ii) the year over year growth rate of sales for 2019 must be 10% or higher;

c.	Bonus: If condition (i) is satisfied, 25% of each officer’s annual salary in 2019. If condition (ii) is satisfied, 50% of each officer’s annual salary in 2019.

The Company did not award any performance bonus for each Named Executive Officer in 2019 as the Company did not reach any of the above conditions.

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

There were no stock options granted to management in 2019.

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

52 | Page

Compensation Tables

Executive Officers

The compensation that Named Executive Officers received for their services for fiscal years ended 2019 and 2018 were as follows (figures are in thousands of USD):

Name and principal position	Year	Salary (1)	Bonus (2)	Option Awards (3)	Total
Hanlin Chen (Chairman)	2019	$312	$-	$-	$312
	2018	$246	$-	$-	$246

Qizhou Wu (CEO)	2019	$208	$-	$-	$208
	2018	$164	$-	$-	$164

Jie Li (CFO)	2019	$125	$-	$-	$125
	2018	$98	$-	$-	$98

Haimian Cai (Vice President)	2019	$327	$-	$-	$327
	2018	$150	$-	$-	$150

(1)	Salary – Please refer to Base Salary disclosed under “Elements of compensation” section above for further details.

(2)	Bonus – Please refer to Performance Bonus disclosed under “Elements of compensation” section above for further details.

(3)	Option Awards – Please refer to Stock Option Awards disclosed under “Elements of compensation” section above for further details.

Compensation for Directors

Based on the number of the board of directors’ service years, workload and performance, the Company decides on their pay. The management believes that the pay for the members of the Board of Directors was appropriate as of December 31, 2019. The compensation that directors received for serving on the Board of Directors for fiscal year 2019 was as follows (figures are in thousands of USD):

Name	Fees earned or paid in cash	Option awards (1)	Total
Tong Kooi Teo (2)	$15	$-	$15
Guangxun Xu	$59	$-	$59
Heng Henry Lu (3)	$15	$-	$15
Robert Tung (4)	$33	$-	$33
Arthur Wong (5)	$33	$-	$33

(1)	Other than the cash payment based on the number of a director’s service years, workload and performance, the Company grants option awards to each director every year. In accordance with ASC Topic 718, the cost of the above mentioned stock options issued to directors was measured on the grant date based on their fair value. The fair value is determined using the Black-Scholes option pricing model and certain assumptions. The Company did not grant option awards to directors in 2019.

(2)	Tong Kooi Teo has served on the Board of Directors since July 2019.

(3)	Heng Henry Lu has served on the Board of Directors since July 2019.

(4)	Robert Tung served on the Board of Directors until July 2019.

(5)	Arthur Wong served on the Board of Directors until July 2019.

The cost of the above-mentioned compensation paid to directors was measured based on investment, operating, technology, and consulting services they provided. All other directors did not receive compensation for their service on the Board of Directors.

53 | Page

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose of or direct the disposition of, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 31,174,045 shares of common stock outstanding at December 31, 2019 (exclusive of 1,164,257 shares of treasury stock).

Name/Title	Total Number of Shares	Percentage Ownership
Hanlin Chen, Chairman (1)	17,849,014	57.26%
Li Ping Xie (1)	17,849,014	57.26%
Wiselink Holdings Limited, “Wiselink” (1)	17,849,014	57.26%
Qizhou Wu, CEO and Director	1,325,136	4.25%
Guangxun Xu, Director	-	-%
Tong Kooi Teo, Director	-	-%
Heng Henry Lu, Director	-	-%
Haimian Cai, Director	-	-%
Jie Li, CFO (2)	124,997	0.40%
Tse Andy, Sr. VP	400,204	1.28%
Yijun Xia, VP	17,200	0.06%
All Directors and Executive Officers (9 persons)	19,716,551	63.25%

(1)	These 17,849,014 shares of common stock include: (i) 13,322,547 shares of common stock beneficially owned by Mr. Hanlin Chen; (ii) 1,502,925 shares of common stock beneficially owned by Ms. Liping Xie, Mr. Hanlin Chen’s wife; and (iii) 3,023,542 shares of common stock beneficially owned by Wiselink, a company controlled by Mr. Hanlin Chen.

(2)	Includes 50,000 shares held as nominee for Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. On October 13, 2014, the Company issued 4,078,000 of its common shares in a private placement to nominee holders of Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. for the acquisition of the 19.0% and 20.0% equity interest in Jiulong and Henglong held by Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd., respectively. All of the nominee holders of Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. are unrelated parties except for Mr. Jie Li (CFO).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the information required by Item 13 please refer to Note 2 (Basis of Presentation and Significant Accounting Policies–Certain Relationships and Related Transactions) and Note 23 (Related Party Transactions) to the consolidated financial statements in this Report.

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

The following table sets forth the aggregate fees for professional audit services rendered by PricewaterhouseCoopers for the audit of the Company’s annual financial statements and other services provided in the fiscal years 2019 and 2018. The Audit Committee has approved all of the following fees (figures are in thousands of USD):

54 | Page

	Fiscal Year Ended
	2019	2018
Audit Fees	$670	$674
Other Fees	-	104
Total Fees	$670	$778

AUDIT COMMITTEE’S PRE-APPROVAL POLICY

During the fiscal years ended December 31, 2019 and 2018, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS

1.	Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers Zhong Tian LLP

2.	Consolidated Balance Sheets as of December 31, 2019 and 2018

3.	Consolidated Statements of Income or Loss for the years ended December 31, 2019 and 2018

4.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018

5.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018

6.	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

7.	Notes to Consolidated Financial Statements

55 | Page

(b) EXHIBITS

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit
Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002)

10.5	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006)

10.20	Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed on April 2, 2008)

10.21	English Translation of the Sino-Foreign Equity Joint Venture Contract dated January 24, 2010 between Great Genesis Holdings Limited and Beijing Hainachuan Auto Parts Co., Ltd. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2010 filed on March 25, 2010)

21	Schedule of Subsidiaries (incorporated by reference to Note 1 of the consolidated financial statements of the Company in this Annual Report on Form 10-K)

23.1	Consent of PricewaterhouseCoopers Zhong Tian LLP*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2019, filed on May 14, 2020, formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets;

(ii)	Consolidated Statements of Income or Loss;

(iii)	Consolidated Statements of Comprehensive Income;

(iv)	Consolidated Statements of Changes in Stockholders’ Equity;

(v)	Consolidated Statements of Cash Flows; and

(vi)	Related notes.

*	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

56 | Page

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: May 14, 2020		/s/ Qizhou Wu

	Name:	Qizhou Wu

	Title:	Chief Executive Officer and President

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

Dated: May 14, 2020		/s/ Hanlin Chen
	Name:	Hanlin Chen
	Title:	Chairman and Director

Dated: May 14, 2020		/s/ Qizhou Wu
	Name:	Qizhou Wu
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: May 14, 2020		/s/ Jie Li
	Name:	Jie Li
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: May 14, 2020		/s/ Tong Kooi Teo
	Name:	Tong Kooi Teo
	Title:	Director

Dated: May 14, 2020		/s/ Guangxun Xu
	Name:	Guangxun Xu
	Title:	Director

Dated: May 14, 2020		/s/ Heng Henry Lu
	Name:	Heng Henry Lu
	Title:	Director

57 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO BOARD OF DIRECTORS AND STOCKHOLDERS OF

CHINA AUTOMOTIVE SYSTEMS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Automotive Systems, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income or loss, of comprehensive income or loss, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers Zhong Tian LLP
Shanghai, the People’s Republic of China
May 14, 2020

We have served as the Company's auditor since 2010.

58 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands of USD, except share and per share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$76,708	$86,346
Pledged cash	29,688	29,623
Short-term investments	5,832	17,543
Accounts and notes receivable, net - unrelated parties	211,841	237,519
Accounts and notes receivable - related parties	21,164	18,825
Advance payments and others, net - unrelated parties	11,714	16,270
Advance payments and others - related parties	1,287	1,281
Inventories	82,931	88,021
Total current assets	441,165	495,428
Non-current assets:
Property, plant and equipment, net	140,437	122,310
Land use rights, net	10,346	7,543
Intangible assets, net	1,352	605
Operating lease assets	376	-
Other receivables, net	307	1,799
Advance payment for property, plant and equipment - unrelated parties	6,157	6,135
Advance payment for property, plant and equipment - related parties	2,311	8,723
Long-term investments	39,642	32,620
Deferred tax assets	15,291	15,336
Other non-current assets	2,580	-
Total assets	$659,964	$690,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank and government loans	$46,636	$60,952
Accounts and notes payable - unrelated parties	180,175	205,643
Accounts and notes payable - related parties	6,492	4,477
Customer deposits	1,303	750
Accrued payroll and related costs	8,400	7,346
Accrued expenses and other payables	45,337	47,032
Accrued pension costs	3,161	3,282
Taxes payable	11,492	11,137
Operating lease liabilities - current portion	116	-
Amounts due to shareholders/directors	309	317
Advances payable (current portion)	353	364
Total current liabilities	303,774	341,300
Long-term liabilities:
Long-term government loan	7,167	291
Advances payable	3,486	1,654
Operating lease liabilities - non-current portion	271	-
Other long-term payable	4,948	8,726
Deferred tax liabilities	4,253	4,198
Long-term taxes payable	26,693	29,503

Total liabilities	350,592	385,672
Commitments and Contingencies (Note 24)
Stockholders’ Equity
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued - 32,338,302 and 32,338,302 shares at December 31, 2019 and 2018, respectively	3	3
Additional paid-in capital	64,429	64,429
Retained earnings-
Appropriated	11,265	11,104
Unappropriated	221,237	211,439
Accumulated other comprehensive (loss)/income	(3,462)	1,855
Treasury stock - 1,164,257 and 711,698 shares at December 31, 2019 and 2018, respectively	(4,261)	(2,953)
Total parent company stockholders’ equity	289,211	285,877
Non-controlling interests	20,161	18,950
Total stockholders’ equity	309,372	304,827
Total liabilities and stockholders’ equity	$659,964	$690,499

The accompanying notes are an integral part of these consolidated financial statements.

59 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Income or Loss

(In thousands of USD, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Net product sales ($50,740 and $37,606 sold to related parties for the years ended December 31, 2019 and 2018)	$431,427	$496,158
Cost of products sold ($23,814 and $25,558 purchased from related parties for the years ended December 31, 2019 and 2018)	368,076	430,745
Gross profit	63,351	65,413
Net gain on other sales	5,067	3,940
Operating expenses:
Selling expenses	14,270	18,949
General and administrative expenses	19,976	19,761
Research and development expenses	27,992	33,551
Total operating expenses	62,238	72,261
Operating income/(loss)	6,180	(2,908)
Other income, net	1,957	1,173
Interest expense	(3,034)	(2,928)
Financial income, net	2,456	2,162
Income/(loss) before income tax expenses and equity in earnings of affiliated companies	7,559	(2,501)
Less: Income taxes	586	(1,465)
Add: Equity in earnings of affiliated companies	1,406	1,115
Net income	8,379	79
Net loss attributable to non-controlling interest	(1,580)	(2,298)
Net income attributable to parent company’s common shareholders	9,959	2,377

Net income attributable to parent company’s common shareholders per share -
Basic	$0.32	$0.08

Diluted	$0.32	$0.08

Weighted average number of common shares outstanding -
Basic	31,456,828	31,643,813
Diluted	31,458,926	31,645,594

The accompanying notes are an integral part of these consolidated financial statements.

60 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income or Loss

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2019	2018
Net income	8,379	79
Other comprehensive loss:
Foreign currency translation loss	(5,735)	(16,548)
Comprehensive income/(loss)	2,644	(16,469)
Comprehensive loss attributable to non-controlling interest	(1,998)	(2,921)
Comprehensive income/(loss) attributable to parent company	$4,642	$(13,548)

The accompanying notes are an integral part of these consolidated financial statements.

61 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands of USD, except share and per share amounts)

	2019	2018
Common Stock
Balance at January 1, 2019 and 2018 - 32,338,302 and 32,338,302 shares, respectively	$3	$3
Balance at December 31, 2019 and 2018 - 32,338,302 and 32,338,302 shares, respectively	$3	$3

Additional Paid-in Capital
Balance at January 1	$64,429	$64,406
Stock-based compensation	-	23
Balance at December 31	$64,429	$64,429

Retained Earnings - Appropriated
Balance at January 1	$11,104	$10,707
Appropriation of retained earnings	161	397
Balance at December 31	$11,265	$11,104

Unappropriated
Balance at January 1	$211,439	$209,459
Net income attributable to parent company	9,959	2,377
Appropriation of retained earnings	(161)	(397)
Balance at December 31	$221,237	$211,439

Accumulated Other Comprehensive (Loss)/Income
Balance at January 1	$1,855	$17,780
Net foreign currency translation adjustment attributable to parent company	(5,317)	(15,925)
Balance at December 31	$(3,462)	$1,855

Treasury Stock
Balance at January 1, 2019 and 2018 - 711,698 and 694,298 shares, respectively	(2,953)	(2,907)
Repurchase of common stock in 2019 and 2018 - 452,559 shares and 17,400 shares, respectively	(1,308)	(46)
Balance at December 31, 2019 and 2018 - 1,164,257 and 711,698 shares, respectively	$(4,261)	(2,953)

Total parent company stockholders’ equity	$289,211	$285,877

Non-controlling Interest
Balance at January 1	$18,950	$6,681
Net foreign currency translation adjustment attributable to non-controlling interest	(418)	(623)
Net loss attributable to non-controlling interest	(1,580)	(2,298)
Contribution by non-controlling shareholder	3,542	15,728
Distribution of retained earnings	(333)	(538)
Balance at December 31	$20,161	$18,950

Total stockholders' equity	$309,372	$304,827

The accompanying notes are an integral part of these consolidated financial statements.

62 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$8,379	$79
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	-	23
Depreciation and amortization	17,841	16,816
Deferred income taxes	16	(2,502)
(Reversal)/accrual of provision for doubtful accounts	(441)	887
Equity in net loss/(earnings) of affiliates	(1,406)	(1,115)
Gain on disposal of fixed assets	(632)	(445)
(Increase)/decrease in:
Accounts and notes receivable	21,036	27,526
Advance payments and others	4,733	(3,790)
Inventories	3,992	(11,614)
Increase/(decrease) in:
Accounts and notes payable	(22,138)	(22,491)
Customer deposits	561	(346)
Accrued payroll and related costs	1,115	(964)
Accrued expenses and other payables	(1,340)	8,893
Accrued pension costs	(96)	(646)
Taxes payable	(1,326)	2,215
Net cash provided by operating activities	30,294	12,526

Cash flows from investing activities:
Purchase of short-term investments	(19,647)	(22,923)
Proceeds from maturities of short-term investments	31,268	34,175
Decrease in demand loans and employee housing loans included in other receivables	1,504	337
Cash received from property, plant and equipment sales	1,561	1,022
Government subsidy received for purchase of property, plant and equipment	1,898	1,322
Cash paid to acquire property, plant and equipment and land use rights (including $5,238 and $9,207 paid to related parties for the years ended December 31, 2019 and 2018, respectively)	(34,396)	(25,764)
Cash paid to acquire intangible assets	(1,505)	(189)
Cash received from long-term investment	579	-
Cash received from repayment of the loan to a related party	-	20,430
Investment under equity method	(6,018)	(5,957)
Cash prepaid for acquisition of a subsidiary	(2,560)	-
Net cash (used in)/provided by investing activities	(27,316)	2,453

Cash flows from financing activities:
Proceeds from bank and government loans	57,101	78,917
Repayment of bank and government loans	(65,576)	(92,215)
Proceeds from sale and leaseback transaction	-	11,758
Payment to broker agents for repurchase of common stock	(1,308)	(300)
Repayments of the borrowing for sale and leaseback transaction	(4,164)	(3,218)
Dividends paid to the non-controlling interest holders of non-wholly owned subsidiaries	(333)	(524)
Decrease in amounts due to shareholders/directors	-	(26)
Cash received from capital contributions by non-controlling interest holder	3,542	15,728
Net cash (used in)/provided by financing activities	(10,738)	10,120

Cash and cash equivalents affected by foreign currency	(1,813)	(5,223)
Net (decrease)/increase in cash and cash equivalents	(9,573)	19,876
Cash, cash equivalents and pledged cash at beginning of year	115,969	96,093
Cash, cash equivalents and pledged cash at end of year	$106,396	$115,969

The accompanying notes are an integral part of these consolidated financial statements.

63 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Year Ended December 31,
	2019	2018
Cash paid for interest	$3,390	$3,852
Cash paid for income taxes	$4,607	$3,717

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Non-cash investing activities:

	Year Ended December 31,
	2019	2018
Property, plant and equipment recorded during the year which previously were advance payments	$13,964	$13,347
Accounts payable for acquiring property, plant and equipment	$782	$1,046
Property, plant and equipment and inventories used for investment in an associated company	$492	$-

The accompanying notes are an integral part of these consolidated financial statements

64 | Page

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

The Company owns interests in the following subsidiaries incorporated in the PRC and Brazil as of December 31, 2019 and 2018.

	Percentage Interest
Name of Entity	December 31, 2019	December 31, 2018
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	83.34%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [9]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [10]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [11]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [12]	100.00%	100.00%
Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”[13]	60.00%	60.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”[14]	66.60%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”[15]	51.00%	-
Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”[16]	100.00%	-

1.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.

2.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

65 | Page

5.	Jielong was established in 2006 and mainly engages in the production and sales of automobile steering columns.

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products.

9.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established Chongqing Henglong to design, develop and manufacture both hydraulic and electric power steering systems and parts.

10.	On August 21, 2012, Brazil Henglong was established by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sale of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

11.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts.

12.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sale of automotive electronics.

13.	In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology.

14.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd. (“Henglong KYB”), which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.

15.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd. (“Wuhan Hyoseong”), which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.

16.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”, which mainly engages in the development, manufacturing and sale of high polymer materials.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the years ended December 31, 2019 and 2018, the consolidated financial statements include the accounts of the Company and its subsidiaries, which are described in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

66 | Page

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

USAI was formed in 2005. At December 31, 2019, 83.34% of USAI was owned by the Company, and 16.66% of USAI was owned by Hubei Wanlong Investment Inc., “Hubei Wanlong.” The highest authority USAI is its board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, one of whom, 33%, is appointed by Hubei Wanlong. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. The chairman of such board of directors is appointed by the Company. The general manager of USAI is appointed by the Company.

Jielong was formed in April 2006. As at December 31, 2019, 85% of Jielong was owned by the Company, and 15% of Jielong was owned by Hubei Wanlong. The highest authority of Jielong is its board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, and one of whom, 33%, is appointed by Hubei Wanlong. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. Both the chairman of such board of directors and the general manager of Jielong are appointed by the Company.

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

Chongqing Henglong was formed in 2012, with 70% owned by the Company and 30% owned by SAIC-IVECO. The highest authority of the Chongqing Henglong is its board of directors, which is comprised of five directors, three of whom, 60%, are appointed by the Company, and two of whom, 40%, are appointed by SAIC-IVECO. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. In February 2012, the Company and SAIC-IVECO entered into an “Act in Concert” agreement. According to the agreement, the directors appointed by SAIC-IVECO agreed to execute the “Act in Concert” agreement with the directors designated by the Company, resulting in the Company having voting control of Chongqing Henglong. The chairman of such board of directors and the general manager of Chongqing Henglong are both appointed by the Company.

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

67 | Page

Wuhan Chuguanjie was formed in 2014, with 85% owned by the Company and 15% owned by Hubei Wanlong. The highest authority of Wuhan Chuguanjie is its board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, and one of whom, 33%, is appointed by Hubei Wanlong. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. Both of the chairman of such board of directors and the general manager of Chuguanjie are appointed by the Company.

Jingzhou Qingyan was formed in 2017, with 60% owned by the Company and 40% owned by the other two parties. Hubei Honglong owns 60% of the shares of Jingzhou Qingyan and the remaining shares were owned by the other two parties. The highest authority of Jingzhou Qingyan is its board of directors, which is comprised of five directors, three of whom are appointed by the Company, and two of whom were appointed by the other two parties. As for day-to-day operating matters, approval by at least three-fifths of the members of such board of directors is required. Both of the chairman of the board of directors and the general manager are appointed by the Company.

Henglong KYB was formed in 2018, with 66.60% owned by the Company and 33.40% owned by KYB. The highest authority of Henglong KYB is its board of directors, which is comprised of five directors, three of whom are appointed by the Company, and two of whom are appointed by KYB. As for day-to-day operating matters, approval by at least three-fifths of the members of such board of directors is required. The chairman of such board of directors is appointed by the Company and the general manager is appointed by KYB.

Wuhan Hyoseong was formed in 2019, with 51% owned by the Company and 49% owned by Hyoseong. The highest authority of Wuhan Hyoseong is its board of directors, which is comprised of five directors, three of whom are appointed by the Company, and two of whom are appointed by Hyoseong. As for day-to-day operating matters, approval by at least three-fifths of the members of such board of directors is required. The chairman of such board of directors is appointed by the Company and the vice chairman is appointed by Wuhan Hyoseong.

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

Pledged Cash - Pledged as collateral for the Company's notes payable and restricted to use. The Company regularly pays some of its suppliers by bank notes. The Company has to deposit a cash deposit, equivalent to 30%-100% of the face value of the relevant bank note, in order to obtain the bank note.

68 | Page

Short-term Investments - Short-term investments are comprised of time deposits with original terms of three months to one year and wealth management financial products maturing within one year. The carrying values of time deposits approximate fair value because of their short-term maturities. The interest earned is recognized in the consolidated statements of income or loss over the contractual term of the deposits. The wealth management financial products are measured at fair value and classified as Level 3 within the fair value measurement hierarchy. Changes in the fair value are reflected in other income in the consolidated statements of income or loss.

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

Property, Plant and Equipment – Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized; minor replacements and maintenance and repairs are charged to operations. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets as follows:

Category	Estimated Useful Life (Years)
Buildings	25
Machinery and equipment	6
Electronic equipment	4
Motor vehicles	8

Land use rights – Land use rights represent acquisition costs to purchase land use rights from the PRC government, which are evidenced by property certificates. The periods of these purchased land use rights are either 45 years or 50 years. The Company classifies land use rights as long-term assets on the balance sheet and cash outflows related to acquisition of land use rights as investing activities.

Land use rights are carried at cost less accumulated amortization and impairment losses, if any. Amortization is computed using the straight-line method over the term specified in the land use right certificate for 45 years or 50 years, as applicable.

As of December 31, 2019 and 2018, the Company had pledged land use rights with a net book value of approximately $5.5 million and $5.7 million, respectively, as security for its comprehensive credit facilities with banks in China.

69 | Page

Construction in Progress - represent buildings under construction and plant and equipment pending installation— are stated at cost. Cost includes construction and acquisitions, and interest charges arising from borrowings used to finance assets during the period of construction or installation and testing. No provision for depreciation is made on assets under construction until such time as the relevant assets are completed and ready for their intended commercial use.

Gains or losses on disposal of property, plant and equipment are determined as the difference between the net disposal proceeds and the carrying amount of the relevant asset, and are recognized in the consolidated statements of income or loss on the date of disposal.

Interest Costs Capitalized - Interest costs incurred in connection with borrowings for the acquisition, construction or installation of property, plant and equipment are capitalized and depreciated as part of the asset’s total cost when the respective asset is placed into service. Interest costs capitalized for the years ended December 31, 2019 and 2018, were $0.7 million and $0.7 million, respectively.

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

In assessing long-lived assets for impairment, management considered the Company’s product line portfolio, customers and related commercial agreements, and other factors in grouping assets and liabilities at the lowest level for which identifiable cash flows are largely independent. The Company considers projected future undiscounted cash flows, trends and other factors in its assessment of whether impairment conditions exist. Whilst the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such factors as future automotive production volumes, customer pricing, economics and productivity and cost saving initiatives, could significantly affect its estimates. In determining fair value of long-lived assets, management uses appraisals, management estimates or discounted cash flow calculations.

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

The Company continually reviews its investment to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, including general market conditions, industry-specific or investee-specific reasons, changes in valuation subsequent to the balance sheet date and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the security is written down to fair value. There were no impairment losses for its long-term investment in the years ended December 31, 2019 and 2018.

70 | Page

Revenue Recognition - The Company has adopted ASC Topic 606 “Revenue from Contracts with Customers”. Products sales to customers are made pursuant to master agreements entered into between the Company and its customers that provide for transfer of both title and risk of loss upon the Company’s delivery to the location specified in the contracts. The Company’s sales arrangements generally do not contain variable considerations and are short-term in nature. A period of credit term is granted to the customers after the delivery and before making payment. The Company recognizes revenue at a point in time based on management’s evaluation of when the customer obtains control of the products. Revenue is recognized when all performance obligations under the terms of a contract with the customer are satisfied and control of the product has been transferred to the customer. Sales of goods do not include multiple product and/or service elements.

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

The Company accounts for shipping and handling fees as a fulfillment cost since control of the products is usually transferred to the customer after the delivery.

Revenue Disaggregation

Revenue disaggregation under the segment reporting standard is measured on the same basis as under the revenue standard. Management has concluded that the disaggregation level is the same under both the revenue standard and the segment reporting standard, and does not repeat the disaggregation of revenue under both standards.

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

71 | Page

Customer Deposits

As of December 31, 2019 and 2018, the Company has customer deposits of $1.3 million and $0.8 million, respectively. During the year ended December 31, 2019, $0.8 million was received and $1.5 million (including $0.8 million from the beginning balance of customer deposits) was recognized as net product sales revenue. During the year ended December 31, 2018, $2.5 million was received and $2.8 million (including $1.1 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

Practical Expedient and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

The Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers promised goods to the customers and when the customers pay for the goods will be less than one year.

Government Subsidies - The Company’s PRC based subsidiaries received government subsidies according to related policy from local government. For the subsidies for which the Chinese government has specified their purpose, such as product development and renewal of production facilities, the Company recorded specific purpose subsidies as advances payable when received. Upon government acceptance of the related project development or assets acquisition, the specific purpose subsidies are recognized to reduce related R&D expenses or cost of acquired assets. The Company recognized the subsidies that do not have specific purpose as other income upon receipt.

Sales Taxes - The Company is subject to value added tax, “VAT.” The applicable VAT tax rate is 13% for products sold in the PRC. Products exported overseas are exempted from VAT. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold less VAT paid on purchases made with the relevant supporting invoices. VAT is collected from customers by the Company on behalf of the PRC tax authorities and is therefore not charged to the consolidated statements of income or loss.

Uncertain Tax Positions - In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. As of December 31, 2019 and 2018, the Company has no uncertain tax positions.

Product Warranties - The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

72 | Page

For the years ended December 31, 2019 and 2018, the warranties activities were as follows (figures are in thousands of USD):

	Year Ended December 31,
	2019	2018
Balance at the beginning of year	$31,085	$29,033
Additions during the year	18,991	24,102
Settlement within the year	(16,670)	(20,599)
Foreign currency translation	(499)	(1,451)
Balance at end of year	$32,907	$31,085

Pension - Most of the operations and employees of the Company are located in China. The Company records pension costs and various employment benefits in accordance with the relevant Chinese social security laws, which is approximately at a total of 34% of base salary. Base salary levels are the average salary determined by the local governments. For employees in overseas countries (mainly U.S. and Brazil), the Company records pension costs and various employment benefits in accordance with the relevant overseas social security regulations, which is approximately at a total of 28% of base salary.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable.

In 2019, the Company’s five largest customers accounted for 47.4 % of the Company’s consolidated sales, with one customer accounting for more than 10% of consolidated sales (i.e., 22.7% of consolidated sales, which comprised a total of $97.8 million in sales included in the Hubei Henglong segment (Note 26)).

In 2018, the Company’s five largest customers accounted for 39.3 % of the Company’s consolidated sales, with one customer accounting for more than 10% of consolidated sales (i.e., 18.6% of consolidated sales, which comprised a total of $91.4 million in sales included in the Hubei Henglong segment (Note 26)).

At December 31, 2019 and 2018, approximately 6.2% and 6.2% of accounts receivable were from trade transactions with the aforementioned customer (accounting for more than 10% of consolidated sales).

The Company performs ongoing credit evaluations with respect to the financial condition of its debtors, but does not require collateral, and records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable.

Income Taxes - Current income taxes are provided on the basis of net income for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for income tax purposes, in accordance with the regulations of the relevant tax jurisdictions. Deferred income taxes are provided using the balance sheet liability method. Under this method, deferred income taxes are recognized for the tax consequences of significant temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax base of an asset or liability is the amount attributed to that asset or liability for tax purposes. The effect on deferred taxes of a change in tax rates is recognized in income in the period enacted. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered unlikely that some portion of, or all of, the deferred tax assets will not be realized. The Company applies ASC 740, “Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements and prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

73 | Page

If the amount of the Company’s taxable income or income tax liability is a determinant of the amount of a grant, the grant is treated as a reduction of the income tax provision in the year the grant is realized.

Gain on other sales - Gain on other sales mainly consists of rental income, gain on disposal of intangible assets and property, plant and equipment and technical services revenue.

Research and Development Costs - Research and development costs are expensed as incurred.

Advertising, Shipping and Handling Costs – Advertising, shipping and handling costs are expensed as incurred and recorded in selling expenses. Shipping and handling costs relating to sales of $5.8 million and $6.5 million were included in selling expenses for the years ended December 31, 2019 and 2018, respectively.

Leases -

Prior to the adoption of ASC 842 on January 1, 2019:

Leases, mainly leases of offices, where substantially all the rewards and risks of ownership of assets remain with the lessor were accounted for as operating leases. Payments made under operating leases were recognized as an expense on a straight-line basis over the lease term. The Company had no capital leases for any of the years stated herein. Future minimum lease payments for the Company’s operating leases as of December 31, 2018 under ASC 840 were as follows:

Year Ending December 31,
2019	$127
2020	131
2021	132
2022	132
2023	22
Total	$544

Upon and after the adoption of ASC 842 on January 1, 2019:

The Company adopted ASU 2016-02, Leases, and other related ASUs (collectively, “ASC 842”) on January 1, 2019, using the modified retrospective method of adoption. The Company elected the transition method, which allows entities to initially apply the requirements of ASC 842 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result of electing this transition method, prior periods have not been restated. There is no material impact on the balance of retained earnings, right of use assets or associated lease liabilities as of January 1, 2019 as a result of the adoption of ASC 842. The Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which includes not reassessing lease classification of existing leases. The Company did not elect the hindsight practical expedient. The Company determines if an arrangement is a lease upon inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The right to control the use of an asset includes the right to obtain substantially all of the economic benefits of the underlying asset and the right to direct how and for what purpose the asset is used. The Company’s major plants and buildings are self-owned and limited temporary small offices were rented. For leases with a term of 12 months or less, the Company makes an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The Company recognizes lease expenses for such leases on a straight-line basis over the lease term. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is the Company’s incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for each lease based primarily on the lease term and the economic environment of the applicable country or region. The discount rate used by the Company for its operating lease was 4.49%. As of December 31, 2019, the weighted average remaining lease term was 3 years. The Company did not have finance lease arrangements as of December 31, 2019.

74 | Page

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

Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As at December 31, 2019 and 2018, the Company did not have any fair value assets and liabilities classified as Level 1.

75 | Page

Level 2 Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As at December 31, 2019 and 2018, the Company did not have any fair value assets and liabilities classified as Level 2.

Level 3 Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). As at December 31, 2019 and 2018, wealth management financial products with amounts of $5.8 million and $17.5 million, respectively, were classified as Level 3.

The Company’s financial instruments consist principally of cash and cash equivalents, pledged cash, time deposits, accounts and notes receivable, accounts and notes payable, advance payment or payable, other receivable or payable, accrued expenses and bank loans. As of December 31, 2019 and 2018, the respective carrying values of all financial instruments approximated fair value because any changes in fair value, after considering the discount rate, are immaterial.

Segment Reporting - Based on the criteria established by ASC 280 “Segment Reporting,” the Company currently operates and manages its business by product sectors and each of them is a reportable segment. The Company’s chief operating decision-maker (“CODM”) is the chief executive officer. The CODM reviews operating results to make decisions about allocating resources for the Company and assessing performance of its segments. Since most of the revenue generated of the Company and assets held by the Company are in PRC while others are generated and held in other countries, information by geographic region is also presented.

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

76 | Page

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

Certain Relationships and Related Transactions

The following are the related parties of the Company. The Company or the major shareholders of the Company directly or indirectly have interests in these related parties:

•	Jingzhou Henglong Fulida Textile Co., Ltd., “ Fulida ”
•	Xiamen Joylon Co., Ltd., “ Xiamen Joylon ”
•	Shanghai Tianxiang Automotive Parts Co., Ltd., “ Shanghai Tianxiang ”
•	Shanghai Jinjie Industrial & Trading Co., Ltd., “ Shanghai Jinjie ”
•	Changchun Hualong Automotive Technology Co., Ltd., “ Changchun Hualong ”
•	Jiangling Tongchuang Machining Co., Ltd., “ Jiangling Tongchuang ”
•	Shanghai Hongxi Investment Inc, “ Hongxi ”
•	Hubei Wiselink Equipment Manufacturing Co., Ltd., “ Hubei Wiselink ”
•	Jingzhou Derun Agricultural S&T Development Co., Ltd., “ Jingzhou Derun ”
•	Jingzhou Tongying Alloys Materials Co., Ltd., “ Jingzhou Tongying ”
•	Wuhan Dida Information S&T Development Co., Ltd., “ Wuhan Dida ”
•	Hubei Wanlong Investment Co., Ltd., “ Hubei Wanlong ”
•	Jingzhou Yude Machining Co., Ltd., “ Jingzhou Yude ”
•	Wiselink Holdings Limited, “ Wiselink ”
•	Beijing Hainachuan HengLong Automotive Steering System Co., Ltd., “ Beijing Henglong ”
•	Honghu Changrun Automotive Parts Co., Ltd., “ Honghu Changrun ”
•	Jingzhou Henglong Real Estate Co., Ltd., “ Henglong Real Estate ”
•	Xiamen Joylon Automotive Parts Co., Ltd., “Xiamen Automotive Parts ”
•	Jingzhou Jiulong Machinery and Electronic Trading Co., Ltd., “ Jiulong Machinery ”
•	Wuhan Tongkai Automobile Motor Co., Ltd., “ Wuhan Tongkai ”
•	Jingzhou Natural Astaxanthin Inc, “Jingzhou Astaxanthin”
•	Hubei Asta Biotech Inc., “Hubei Asta”
•	Shanghai Yifu Automotive Electronics Technology Co., Ltd., “Shanghai Yifu”
•	Suzhou Qingyan Venture Capital Fund L.P., “Suzhou Qingyan”
•	Chongqing Qingyan Venture Capital Fund L.P., “Chongqing Qingyan”
•	Chongqing Jinghua Automotive Intelligent Manufacturing Technology Research Co., Ltd., “Chongqing Jinghua”
•	Jingzhou WiseDawn Electric Car Co., Ltd., “Jingzhou WiseDawn”
•	Hubei Zhirong Automobile Technology Co., Ltd., “Hubei Zhirong”
•	Hubei Tongrun Automotive Parts Industry Development Co., Ltd., “Hubei Tongrun”
•	Hubei Henglongtianyu Pipe system Co.,Ltd., “Henglong Tianyu”
•	Wuhan Ewinlink Intelligent System Co., Ltd., “Ewinlink”

Principal policies of the Company in connection with transactions with related parties are as follows:

Products Sold to Related Parties – The Company sold products to related parties at fair market prices, and also granted them credit of three to four months. These transactions were consummated under similar terms as the Company's other customers’.

77 | Page

Materials Purchased from Related Parties – The Company purchased materials from related parties at fair market prices, and also received from them credit of three to four months. These transactions were consummated under similar terms as the Company's other suppliers’.

Equipment and Production Technology Purchased from Related Parties - The Company purchased equipment and production technology from related parties at fair market prices, or reasonable cost-plus pricing if fair market prices are not available. The Company sometimes was required to pay in advance based on the purchase agreement, because equipment manufacturing and technology development normally requires a long period. These transactions are consummated under similar terms as the Company's other suppliers’.

Short-term Loans Extended to Related Parties - The Company provides short-term loans to related parties and assists the borrowing entities in addressing certain cash flow needs. In general, the Company charges interest by referencing to the prevailing borrowing interest rates published by PBOC.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable recognition threshold for credit impairments. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This standard is effective for the Company beginning on January 1, 2020. Based on the conducted analyses and due to the nature and extent of the Company’s financial instruments in the scope of this ASU (primarily accounts receivable) and the historical, current and expected credit quality of its customers, the adoption impact of ASU 2016-13 will increase the Company’s allowance for credit losses by approximately $0.9 million, with an after-tax reduction to retained earnings of approximately $0.8 million.

In May 2017, the FASB issued guidance within ASU 2017-09: Scope of Modification Accounting. The amendments in ASU 2017-09 to Topic 718, Compensation - Stock Compensation, provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following conditions are met: the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments should be applied prospectively to an award modified on or after the adoption date. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 31, 2019. Early adoption is permitted, including adoption in any interim period. The adoption of this guidance did not have material impact on the Company's consolidated financial statements.

78 | Page

In August 2018, the FASB released ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements. The provisions of ASU 2018-13 are to be applied using a prospective or retrospective approach, depending on the amendment, and are effective for interim periods and fiscal years beginning after October 1, 2020, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The standard is effective for the Company for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

3.	Accounts and Notes Receivable

The Company’s accounts receivable at December 31, 2019 and 2018, are summarized as follows (figures are in thousands of USD):

	December 31,
	2019	2018
Accounts receivable - unrelated parties (1)	$141,423	$149,100
Notes receivable - unrelated parties (2) (3)	72,797	90,412
Total accounts and notes receivable - unrelated parties	214,220	239,512
Less: allowance for doubtful accounts - unrelated parties	(2,379)	(1,993)
Accounts and notes receivable, net - unrelated parties	211,841	237,519
Accounts and notes receivable - related parties	21,164	18,825
Accounts and notes receivable, net	$233,005	$256,344

(1)	Notes receivable represents accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

(2)

As of December 31, 2019, the Company pledged its notes receivable in an amount of RMB 67.7 million, equivalent to approximately $9.7 million, as collateral in favor of the Chinese government for the government loan (See Note 10).

As of December 31, 2018, the Company pledged its notes receivable in an amount of RMB 126.3 million, equivalent to approximately $18.4 million, as collateral for certain credit facilities with banks and the Chinese government (See Note 10).

The activity in the Company’s allowance for doubtful accounts of accounts receivable during the years ended December 31, 2019 and 2018, is summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2019	2018
Balance at beginning of year	$1,993	$1,083
Amounts provided for during the year	586	989
Amounts reversed of collection during the year	(167)	(27)
Foreign currency translation	(33)	(52)
Balance at end of year	$2,379	$1,993

79 | Page

4.	Advance Payments and Others

The Company’s advance payments and others as of December 31, 2019 and 2018, consisted of the following:

	Year Ended December 31,
	2019	2018
Input VAT	$5,554	$5,975
Prepayments for purchase of raw materials	4,283	8,630
Employee advances	944	1,595
Prepayments for advertising fee	293	-
Rental and other deposits	264	184
Others	1,736	2,074
Total advance payments and others	13,074	18,458
Less: Allowance for doubtful accounts	(73)	(907)
Advance payments and others, net	$13,001	$17,551

5. Inventories

The Company’s inventories at December 31, 2019 and 2018, consisted of the following (figures are in thousands of USD):

	December 31,
	2019	2018
Raw materials	$21,464	$27,190
Work in process	9,469	11,932
Finished goods	51,998	48,899
Balance at end of year	$82,931	$88,021

The Company recorded $3.9 million and $6.2 million of inventory write-down to cost of product sold for the years ended December 31, 2019 and 2018, respectively.

6. Property, Plant and Equipment

The Company’s property, plant and equipment at December 31, 2019 and 2018, are summarized as follows (figures are in thousands of USD):

	December 31,
	2019	2018
Costs:
Buildings	$51,750	$51,176
Machinery and equipment	199,536	192,538
Electronic equipment	5,799	5,810
Motor vehicles	5,229	4,852
Construction in progress	33,063	12,526
	295,377	266,902
Less: Accumulated depreciation	(154,940)	(144,592)
Balance at end of year	$140,437	$122,310

Depreciation charges for the years ended December 31, 2019 and 2018, were $17.5 million and $16.8 million, respectively.

80 | Page

As of December 31, 2019 and 2018, the Company has pledged buildings, machinery and equipment with an aggregate net book value of approximately $50.9 million and $50.2 million, respectively, as security for its comprehensive credit facilities with banks in China.

During the years ended December 31, 2019 and 2018, nil government subsidy was recorded as a reduction of the cost of property, plant and equipment.

7. Intangible Assets

The Company’s intangible assets at December 31, 2019 and 2018, are summarized as follows (figures are in thousands of USD):

	December 31,
	2019	2018
Costs:
Patent technology	$2,040	$2,063
Management software license	2,639	1,504
Total intangible assets - at cost	4,679	3,567
Less: Accumulated amortization	(3,327)	(2,962)
Balance at end of year, net	$1,352	$605

(1) Amortization expenses were $0.3 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively.

	Estimated Amortization Expenses
	2020	2021	2022	2023	2024
Amortization expenses	$365	$365	$298	$283	$101

8. Long-term Investments

The Company’s long-term investments at December 31, 2019 and 2018, are summarized as follows (figures are in thousands of USD):

	December 31,
	2019	2018
Chongqing Venture Fund	$15,085	$13,074
Suzhou Venture Fund	9,141	9,637
Hubei Venture Fund	8,730	5,488
Beijing Henglong	4,630	4,191
Henglong Tianyu	1,122	-
Chongqing Jinghua	523	-
Jiangsu Intelligent	411	230
Total	$39,642	$32,620

In January 2010, the Company invested $3.1 million to establish a joint venture company, Beijing Henglong, with Beijing Hainachuan Automotive Parts Co., Ltd., “Hainachuan”. The Company owns 50% equity in Beijing Henglong and can exercise significant influence over Beijing Henglong’s operating and financial policies. The investment is accounted for using the equity method. As of December 31, 2019 and 2018, the Company had $4.6 million and $4.2 million, respectively, of net equity in Beijing Henglong.

81 | Page

In September 2014, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Suzhou Venture Fund”. Hubei Henglong has committed to make investments of RMB 50 million, equivalent to $7.6 million, in Suzhou Venture Fund. Hubei Henglong has made investments of RMB 50.0 million, equivalent to approximately $7.6 million, representing 12.5% of the Suzhou Venture Fund’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over the Suzhou Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of December 31, 2019 and 2018, the Company had $9.1 million and $9.6 million, respectively, of net equity in the Suzhou Venture Fund. In April 2019, the Suzhou Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received RMB 3.9 million, equivalent to approximately $0.6 million, recorded as a reduction of the investment’s carrying value.

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Chongqing Venture Fund”. Hubei Henglong has committed to make investments of RMB 100 million, equivalent to $14.5 million, in Chongqing Venture Fund. As of December 31, 2019, Hubei Henglong has made investments of RMB 100.0 million, equivalent to approximately $14.5 million, representing 18.5% of Chongqing Venture Fund’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over Chongqing Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of December 31, 2019 and 2018, the Company had $15.1 million and $13.1 million, respectively, of net equity in Chongqing Venture Fund.

In October 2016, Hubei Henglong invested RMB 3.0 million, equivalent to approximately $0.5 million, to establish an associate company, Chongqing Jinghua Automotive Intelligent Manufacturing Technology Research Co., Ltd., “Chongqing Jinghua”, with five other parties. The Company owns 30% of the equity in Chongqing Jinghua, and can exercise significant influence over Chongqing Jinghua’s operating and financial policies. The investment is accounted for using the equity method. As of December 31, 2019 and 2018, the Company had $0.5 million and $0.2 million, respectively, of net equity in Chongqing Jinghua.

In March 2018, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Hubei Venture Fund”. Hubei Henglong has committed to make investments of RMB 76.0 million, equivalent to approximately $11.5 million. As of December 31, 2019, Hubei Henglong has made investments of RMB 60.8 million, equivalent to approximately $8.7 million, representing 27.1% of Hubei Venture Fund’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over the Hubei Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. As of December 31, 2019 and 2018, the Company had $8.7 million and $5.5 million, respectively, of net equity in the Hubei Venture Fund.

In April 2019, Hubei Henglong entered into an agreement with other parties and committed to contribute RMB 5.0 million, equivalent to approximately $0.7 million, to Jiangsu Intelligent Networking Automotive Innovation Center Co. Ltd., “Jiangsu Intelligent”, representing 19.2% of Jiangsu Intelligent’s equity. Hubei Henglong can exercise significant influence over Jiangsu Intelligent’s operational and financial policies. The investment is accounted for using the equity method. As of December 31, 2019, Hubei Henglong has made a capital contribution of RMB 3.0 million, equivalent to approximately $0.4 million. As of December 31, 2019, the Company had $0.4 million of net equity in Jiangsu Intelligent.

82 | Page

In June 2019, the Company invested RMB 8.0 million, equivalent to approximately $1.2 million, to establish an associate company, “Henglong Tianyu”, with Jingzhou Tianyu Auto Parts Co., Ltd. The Company owns 40% of the equity in Henglong Tianyu, and can exercise significant influence over Henglong Tianyu’s operating and financial policies. The investment is accounted for using the equity method. As of December 31, 2019, the Company had $1.1 million of net equity in Henglong Tianyu.

The Company’s consolidated statements of income or loss and comprehensive income included equity in earnings of affiliated companies of $1.4 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively.

9. Deferred Income Tax Assets and Liabilities

The components of deferred tax assets and liabilities at December 31, 2019 and 2018, were as follows (figures are in thousands of USD):

	December 31,
	2019	2018
Losses carryforward (U.S.) (1)	$2,816	$3,023
Losses carryforward (Non-U.S.) (1)	8,557	5,132
Product warranties and other reserves	5,907	5,695
Property, plant and equipment	4,589	4,884
Share-based compensation	62	131
Bonus accrual	150	363
Other accruals	1,547	1,858
Deductible temporary difference related to revenue recognition	1,476	1,756
Others	2,250	1,528
Total deferred tax assets	27,354	24,370
Less: Valuation allowance (1)	(10,485)	(7,522)
Total deferred tax assets, net of valuation allowance	16,869	16,848

Deferred withholding tax for dividend distribution from PRC subsidiaries (Note 20)	4,253	4,198
Other taxable temporary differences	1,578	1,512
Total deferred tax liabilities	$5,831	$5,710

(1)	The net operating loss carry forwards for the U.S. entity for income tax purposes are available to reduce future years' taxable income. These carry forwards will not expire if not utilized, and the Company may carry the losses forward indefinitely. Net operating losses for China entities can be carried forward for 5 years to offset taxable income except for entities that qualify as a High & New Technology Enterprise, for which the net operating loss can be carried forward for 10 years. However, as of December 31, 2019, valuation allowance was $10.5 million, including $2.9 million allowance for the Company’s deferred tax assets in the United States and $7.6 million allowance for the Company’s non-U.S. deferred tax assets primarily in China. Based on the Company’s current operations, management believes that all deferred tax assets in the United States and certain deferred tax assets in non-U.S. regions are not likely to be realized in the future.

The deferred tax assets and liabilities are classified in the consolidated balance sheets as follows (figures are in thousands of USD):

	December 31,
	2019	2018
Deferred tax assets	$15,291	$15,336
Deferred tax liabilities	4,253	4,198

83 | Page

The activity in the Company’s valuation allowance for deferred tax assets during the years ended December 31, 2019 and 2018, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2019	2018
Balance at beginning of year	$7,522	$6,058
Amounts provided for during the year	3,261	2,288
Amounts used during the year	(227)	(713)
Foreign currency translation	(71)	(111)
Balance at end of year	$10,485	$7,522

10. Bank and Government Loans

Loans consist of the following as of December 31, 2019 and 2018 (figures are in thousands of USD):

	December 31,
	2019	2018
Short-term bank loans (1)	$23,536	$29,146
Short-term bank loans (2)	20,663	24,521
Short-term government loan (3)(4)	2,150	7,285
Current portion of long-term government loan (5)	287	-
Subtotal	46,636	60,952

Long-term government loan (5)(6)	7,454	291
Less: Current portion of long-term government loan (5)	(287)	-
Subtotal	7,167	291

Total bank and government loans	$53,803	$61,243

(1)	These loans are secured by property, plant and equipment and land use rights of the Company and are repayable within one year (See Note 6). As of December 31, 2019 and 2018, the weighted average interest rate was 4.8% and 5.3% per annum, respectively. Interest is paid monthly or quarterly on the twentieth day of the applicable month or quarter and the principal repayment is at maturity.

(2)	On October 27, 2017, Henglong and Hubei Henglong entered into credit facility agreements with China CITIC Bank, the “CITIC Credit Facility”. The maturity date of the CITIC Credit Facility was originally set on October 27, 2018 and was extended to October 26, 2019. On December 5, 2019, the CITIC Credit Facility was further extended to June 5, 2020. The Company’s property, plant and equipment and land use rights with book value amounting to $10.0 million were pledged as collateral for such loans. As of December 31, 2019 and 2018, the Company has drawn down loans with an aggregated amount of $20.7 million and $24.5 million, respectively. The weighted average interest rate of the loans for the years ended December 31, 2019 and 2018, was 3.46% and 3.89% per annum, respectively.

(3)	On September 27, 2018, the Company borrowed from the Chinese government a loan of RMB 50.0 million, equivalent to approximately $7.3 million, with an interest rate of 3.48% per annum. Henglong pledged RMB 51.5 million, equivalent to approximately $7.5 million, of notes receivable as collateral for the loan (See Note 3). The Company repaid this government loan on June 20, 2019.

(4)	On December 26, 2019, the Company borrowed from the Chinese government a loan of RMB 15.0 million, equivalent to approximately $2.2 million, with an interest rate of 3.48% per annum, which is due for repayment on December 25, 2020. Henglong pledged RMB 15.8 million, equivalent to approximately $2.3 million, of notes receivable as collateral for the loan (See Note 3).

(5)	On November 13, 2017, the Company borrowed from the Chinese government a loan of RMB 2.0 million, equivalent to approximately $0.3 million, with an interest rate of 4.75% per annum, which is due for repayment on November 12, 2020.

(6)	On August 7 and September 3, 2019, the Company received Chinese government loans of RMB 20.0 million and RMB 30.0 million, equivalent to approximately $2.9 million and $4.3 million, respectively. These loans are due for repayment on June 30, 2021 with an interest rate of 3.80% per annum. Henglong pledged RMB 51.9 million, equivalent to approximately $7.4 million, of notes receivable as collateral for the Chinese government loans (See Note 3).

84 | Page

The Company must use the loans for the purpose specified in the borrowing agreement. If it fails to do so, it may be charged penalty interest or triggered early repayment. The Company complied with such financial covenants as of December 31, 2019, and management believes it will continue to comply with them.

11. Accounts and Notes Payable

The Company’s accounts and notes payable at December 31, 2019 and 2018, are summarized as follows (figures are in thousands of USD):

	December 31,
	2019	2018
Accounts payable - unrelated parties	$110,246	$124,610
Notes payable - unrelated parties (1)	69,929	81,033
Accounts and notes payable - unrelated parties	180,175	205,643
Accounts payable - related parties	6,492	4,477
Balance at end of year	$186,667	$210,120

(1)	Notes payable represent payables in the form of notes issued by the bank. As of December 31, 2019 and 2018, the Company has pledged cash of $29.7 million and $29.6 million, respectively, notes receivable of $7.4 million and $2.3 million, respectively, and property, plant and equipment and land use rights with net book value of $56.4 million and $55.9 million, respectively, as collateral for banks to endorse the payment to the noteholder upon maturity.

12. Accrued Expenses and Other Payables

The Company’s accrued expenses and other payables at December 31, 2019 and 2018, are summarized as follows (figures are in thousands of USD):

	December 31,
	2019	2018
Accrued expenses	$6,306	$8,341
Warranty reserves (See Note 2)	32,907	31,085
Other payables	2,427	3,783
Current portion of other long-term payable (See Note 14)	3,593	3,400
Accrued interest	104	423
Balance at end of year	$45,337	$47,032

13. Taxes Payable

The Company’s taxes payable at December 31, 2019 and 2018, are summarized as follows (figures are in thousands of USD):

	December 31,
	2019	2018
Value-added tax payable	$4,357	$3,790
Income tax payable	2,916	3,778
Long-term taxes payable - current portion (1)	2,810	2,810
Other tax payable (1)	1,409	759
Short-term taxes payable	$11,492	$11,137

85 | Page

	December 31,
	2019	2018
Long-term taxes payable	$29,503	$32,313
Less: Long-term taxes payable - current portion (1)	(2,810)	(2,810)
Long-term taxes payable (1)	$26,693	$29,503

(1)	A one-time transition tax of $35.6 million was recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in April 2018. During the years ended December 31, 2019 and 2018, $2.8 million and $2.8 million, respectively, was paid by the Company. See Note 20 for more details about the U.S. Tax Reform.

14. Other Long-term Payable

On January 31, 2018, the Company entered into an equipment sales agreement with a third party (the “buyer-lessor”) and simultaneously entered into a four-year contract to lease back the equipment from the buyer-lessor. The carrying value of the equipment was $13.1 million and the sales price was $14.3 million. Pursuant to the terms of the contract, the Company is required to pay to the buyer-lessor lease payments over 4 years with a quarterly lease payment of approximately $1.0 million and is entitled to obtain the ownership of this equipment at a nominal price upon the expiration of the lease. The Company is of the view that the transaction does not qualify as a sale. Therefore, the transaction was accounted for as a financing transaction by the Company. As of December 31, 2019 and 2018, $3.6 million and $3.4 million, respectively, was recognized as other payable (See Note 12); and $4.9 million and $8.7 million, respectively, was recognized as other long-term payable to the buyer-lessor. For the years ended December 31, 2019 and 2018, the Company recorded $0.8 million and $0.6 million, respectively, of interest expense related to the lease back transaction.

15. Stock Options

The stock option plan was approved at the Annual Meeting of Stockholders held on June 28, 2005, and extended to June 27, 2025 at the Annual Meeting of Stockholders held on September 16, 2014. The maximum common shares available for issuance under this plan is 2,200,000. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees who served over three years or have given outstanding performance, of options to purchase shares of the Company’s common stock. The Company has issued 636,350 stock options under this plan as of December 31, 2019.

Under the aforementioned plan, the stock options granted will have an exercise price equal to the closing price of the Company’s common stock traded on NASDAQ one day before the date of grant, and will expire two to five years after the grant date. Except for the 298,850 options granted to management in December 2008, which became exercisable on a ratable basis over the vesting period (3 years), the options were exercisable immediately on the grant dates. Stock options will be settled in shares of the Company’s common stock upon exercise and are recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” As of December 31, 2019, the Company has sufficient unissued registered common stock for settlement of the stock incentive plan mentioned above.

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

86 | Page

No stock options were granted in 2019. During the year ended December 31, 2018, the Company granted options to purchase an aggregate of 225,000 shares to the independent directors. Assumptions used to estimate the fair value of stock options on the grant dates are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
December 5, 2018	44.72%	2.79%	5	0.00%

The stock options granted during 2018 were exercisable immediately and their fair value on the grant date using the Black-Scholes option pricing model was $0.02 million. For the years ended December 31, 2019 and 2018, the Company recognized stock-based compensation expenses of nil and $0.02 million, respectively.

The activities of stock options are summarized as follows, including granted, exercised and forfeited.

			Weighted-Average
		Weighted-Average	Contractual
	Shares	Exercise Price	Term (years)
Outstanding - January 1, 2018	135,000	$6.93	5
Granted	22,500	2.37	5
Expired	(22,500)	10.00	5
Outstanding - December 31, 2018	135,000	$5.66	5
Expired	(105,000)	5.85	5
Outstanding - December 31, 2019	30,000	$4.99	5

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2019:

	Outstanding Stock	Weighted Average	Weighted Average	Number of Stock
Range of Exercise Prices	Options	Remaining Life	Exercise Price	Options Exercisable
$2.00 - $10.00	30,000	2.35	$4.99	30,000

As of December 31, 2019 and 2018, the total intrinsic value of the Company’s stock options that were exercisable was nil and $0.1 million, respectively.

For the years ended December 31, 2019 and 2018, no stock options were exercised.

During the year ended December 31, 2018, the weighted average fair value of the Company’s stock options granted was $1.01.

87 | Page

16. Retained Earnings

Pursuant to the relevant PRC laws, the profits distribution of the Company’s subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10% of their respective after-tax profits each year. When the statutory surplus reserve reaches 50% of the registered capital of a company, no additional reserve is required. For the years ended December 31, 2019 and 2018, the subsidiaries in China appropriated statutory reserves of $0.2 million and $0.4 million, respectively.

17.  Treasury Stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On December 5, 2018, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through December 4, 2019. The Board of Directors of the Company approved the extension of such program to December 4, 2020. For the year ended December 31, 2019, the Company repurchased 452,559 shares of the Company’s common stock for aggregate cash consideration of $1.3 million on the open market. For the year ended December 31, 2018, the Company repurchased 17,400 shares of the Company’s common stock for aggregate cash consideration of $0.05 million on the open market. As of December 31, 2019, the Company had cumulatively repurchased 1,164,257 shares of the Company’s common stock since inception. The repurchased shares are not cancelled and are presented as “treasury stock” on the balance sheet.

18.  Other Income, Net

During the years ended December 31, 2019 and 2018, the Company recorded other income which is summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2019	2018
Government subsidy	2,094	1,717
Penalties income	449	-
Charity donation	(717)	(729)
Transaction gains recorded in earnings	131	185
Total other income, net	$1,957	$1,173

19. Financial Income, Net

During the years ended December 31, 2019 and 2018, the Company recorded financial income which is summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2019	2018
Interest income	$2,087	$2,275
Foreign exchange gain, net	752	457
Bank fees	(383)	(570)
Total financial income, net	$2,456	$2,162

88 | Page

20. Income Taxes

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

According to PRC tax regulation, the Company should withhold income taxes for the profits distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profits that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. As of December 31, 2019 and 2018, the Company has recognized deferred tax liabilities of $4.3 million and $4.2 million for the undistributed profits of $42.9 million and $42.3 million, respectively, which are expected to be distributed to Genesis in the future. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries indefinitely. As of December 31, 2019 and 2018, the Company still has undistributed earnings of approximately $309.5 million and $296.3 million, respectively, from investment in the PRC subsidiaries that are considered indefinitely reinvested. Had the undistributed earnings been distributed to Genesis and not indefinitely reinvested, the tax provision as of December 31, 2019 and 2018, of approximately $30.9 million and $29.6 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

In 2014, Henglong, Jiulong, Hubei Henglong and Wuhu were awarded the title of “High & New Technology Enterprise”, and based on the PRC income tax law, they were subject to enterprise income tax at a rate of 15% from 2014 to 2016. They passed the reassessment of “High & New Technology Enterprise” in 2017. Therefore, they are subject to enterprise income tax at a rate of 15% from 2017 to 2019. The Companies estimated the applied tax rate in 2019 to be 15% as it is probable that they will pass the re-assessment in 2020 and continue to qualify as “High & New Technology Enterprise”.

89 | Page

In 2015, Shenyang was awarded the title of “High & New Technology Enterprise”, and based on the PRC income tax law, it was subject to enterprise income tax at a rate of 15% from 2015 to 2017. In 2016, Jielong was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% from 2016 to 2018. It passed the reassessment of “High & New Technology Enterprise” in 2019. Therefore, it is subject to enterprise income tax at a rate of 15% from 2019 to 2021.

In 2017, Chuguanjie was awarded the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% from 2017 to 2019. The Company estimated the applied tax rate in 2019 to be 15% as it is probable that it will pass the re-assessment in 2020 and continue to qualify as “High & New Technology Enterprise”.

According to the New CIT, USAI, Shanghai Henglong, Testing Center, Chongqing Henglong, Henglong KYB and Wuhan Hyoseong are subject to income tax at a rate of 25%.

Brazil Corporate Income Tax

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over BRL 0.24 million, equivalent to approximately $0.06 million. The Company had no assessable income in Brazil for the years ended December 31, 2019 and 2018.

Hong Kong Corporate Income Tax

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the years ended December 31, 2019 and 2018.

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

90 | Page

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

One-Time Transition Tax Related to U.S. Tax Reform

In the fourth quarter of 2017, the Company recognized a one-time transition tax of $35.6 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in April 2018. According to the 2017 U.S. federal income tax return of the Company filed in October 2018, the one-time transition tax was updated to $35.1 million. The Company made a true-up adjustment of $0.5 million in 2018.

The provision for income taxes was calculated as follows (figures are in thousands of USD):

	Year Ended December 31,
	2019	2018
Tax rate	21%	21%
Income before income taxes	$7,559	$(2,501)
Income tax at federal statutory tax rate	1,587	(525)
Tax benefit of super deduction of R&D expense	(3,688)	(3,731)
Effect of differences in foreign tax rate	(572)	(749)
Change in provision on valuation allowance for deferred income tax - U.S.	(275)	(583)
Change in provision on valuation allowance for deferred income tax - Non-U.S.	3,309	2,158
Other differences	225	1,965
Total income tax expense	$586	$(1,465)

The combined effects of the income tax exemption and reduction available to the Company are as follows (figures are in thousands of USD unless otherwise indicated):

	Year Ended December 31,
	2019	2018
Tax holiday effect	$572	$749
Basic net income per share effect	0.02	0.02
Diluted net income per share effect	0.02	0.02

The Company is subject to examination in the United States and China. The Company's tax years for 2015 through 2019 are still open for examination in China. The Company's tax years for 2010 through 2019 are still open for examination in the United States.

91 | Page

Uncertain Tax Positions

The Company did not have any uncertain tax positions for the years ended December 31, 2019 and 2018.

21. Income Per Share

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year.

For diluted income per share, the Company uses the treasury stock method for options, assuming the issuance of common shares, if dilutive, resulting from the exercise of options.

The calculations of basic and diluted income per share attributable to the parent company were (figures are in thousands of USD):

	Year Ended December 31,
	2019	2018
Numerator:
Net income attributable to the parent company’s common shareholders - Basic and Diluted	$9,959	2,377
Denominator:
Weighted average ordinary shares outstanding - Basic	31,456,828	31,643,813
Dilutive effects of stock options	2,098	1,781
Denominator for dilutive income per share - Diluted	31,458,926	31,645,594
Net income per share attributable to the parent company’s common shareholders
Basic	0.32	0.08
Diluted	0.32	0.08

As of December 31, 2019 and 2018, the exercise prices for 22,500 shares and 112,500 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the years ended December 31, 2019 and 2018, respectively, and these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

22. Significant Concentrations

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

92 | Page

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

23. Related Party Transactions

Related party transactions during the years ended December 31, 2019 and 2018, are as shown below (figures are in thousands of USD):

Merchandise Sold to Related Parties

	Year Ended December 31,
	2019	2018
Beijing Henglong	$41,762	$31,291
Xiamen Automotive Parts	4,337	5,739
Hubei Hongrun	4,021	-
Other related parties	620	576
Total	$50,740	$37,606

93 | Page

Rental Income Obtained from Related Parties

	Year Ended December 31,
	2019	2018
Rental Income	$383	$375

Materials Sold to Related Parties

	Year Ended December 31,
	2019	2018
Honghu Changrun	$577	$637
Jingzhou Tongying	566	279
Jingzhou Yude	313	636
Beijing Henglong	39	-
Other related parties	153	1
Total	$1,648	$1,553

Materials Purchased from Related Parties

	Year Ended December 31,
	2019	2018
Jingzhou Tongying	$7,496	$9,091
Jiangling Tongchuang	7,039	7,066
Wuhan Tongkai	6,782	6,849
Honghu Changrun	1,751	1,665
Hubei Wiselink	424	884
Other related parties	322	3
Total	$23,814	$25,558

Technology and Services Provided by Related Parties (recorded in R&D Expenses)

	Year Ended December 31,
	2019	2018
Changchun Hualong	$543	$496
Jingzhou Derun	27	25
Jingzhou Yude	-	263
Other related parties	1	51
Total	$571	$835

Property, Plant and Equipment Purchased from Related Parties

	Year Ended December 31,
	2019	2018
Hubei Wiselink	$5,238	$5,281
Ewinlink	1,052	-
Henglong Real Estate	-	2
Total	$6,290	$5,283

94 | Page

As of December 31, 2019 and 2018, accounts receivable, other receivables, accounts payable and advance payments between the Company and related parties are as shown below (figures are in thousands of USD):

Accounts and Notes Receivable from Related Parties

	December 31,
	2019	2018
Beijing Henglong	$14,743	$13,640
Xiamen Automotive Parts	1,957	2,527
Hubei Hongrun	1,786	-
Jingzhou Yude	1,450	1,398
Xiamen Joylon	1,110	1,129
Other related parties	118	131
Total	$21,164	$18,825

Accounts Payable to Related Parties

	December 31,
	2019	2018
Jingzhou Tongying	$1,672	$1,199
Wuhan Tongkai	1,586	1,081
Hubei Wiselink	1,538	914
Henglong Tianyu	782	-
Jiangling Tongchuang	661	584
Honghu Changrun	208	325
Other related parties	45	374
Total	$6,492	$4,477

Advance Payments for Property, Plant and Equipment to Related Parties

	December 31,
	2019	2018
Hubei Wiselink	$1,283	$7,679
Henglong Real Estate	1,028	1,044
Total	$2,311	$8,723

Other Advance Payments and Others to Related Parties

	December 31,
	2019	2018
Honghu Changrun	662	470
Ewinlink	160	-
Henglong Tianyu	139	-
Changchun Hualong	71	73
Wuhan Tongkai	69	57
Hubei Hongrun	68	-
Jingzhou Yude	-	120
Jingzhou WiseDawn	-	533
Other related parties	118	28
Total	$1,287	$1,281

95 | Page

As of May 14, 2020, the date the Company issued the financial statements, Hanlin Chen, Chairman, owns 57.3% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

24. Commitments and Contingencies

a.	Legal proceedings

On January 7, 2019, three purported stockholders of the Company filed a stockholder derivative complaint on behalf of the Company against the Company’s directors Hanlin Chen, Qizhou Wu and Guangxun Xu and former directors Arthur Wong and Robert Tung in the Delaware Court of Chancery, alleging that they had (a) breached their fiduciary duties by approving and paying excessive compensation to the non-employee directors of the Company, Arthur Wong, Guangxun Xu and Robert Tung, and (b) failed to make full and accurate disclosure of all material information with respect to director qualification and director compensation paid in 2017 in the Company’s annual proxy statement on Schedule 14A filed on October 10, 2018. The directors have engaged their own counsel to answer this complaint. On April 9, 2019, the Company moved to dismiss the complaint. The motion to dismiss was denied on July 17, 2019. The directors of the Company will continue to answer this complaint. Management expects the impact of the suit on the Company’s consolidated financial statements to be immaterial.

Other than as described above, the Company is not a party to any pending or, to the best of the Company’s knowledge, any threatened legal proceedings; and no director, officer or affiliate of the Company, or owner of record of more than five percent of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

b.	Commitments

In addition to bank loans, notes payables and the related interest, the following table summarizes the Company’s non-cancelable commitments and contingencies as of December 31, 2019 (figures are in thousands of USD):

	Payment Obligations by Period
	2020	2021	2022	Thereafter	Total
Obligations for investment contracts (1)	$4,272	$430	$-	$-	$4,702
Obligations for purchasing and services	19,928	$3,188	-	-	23,116
Total	$24,200	$3,618	$-	$-	$27,818

(1)	In November 2019, Hubei Henglong entered into an agreement with other parties and committed to purchase 70% of the shares of Hefei Senye Light Plastic Technology Co., Ltd. for total consideration of RMB 33.6 million, equivalent to approximately $4.8 million. As of December 31, 2019, Hubei Henglong has paid the amount of RMB 18.0 million, equivalent to approximately $2.6 million, which was reported in other non-current assets as the transfer of shares had not been consummated. According to the agreement, the remaining consideration of RMB 15.6 million, equivalent to approximately $2.2 million, will be paid in 2020 and 2021.

In April 2019, Hubei Henglong entered into an agreement with other parties and committed to contribute RMB 5.0 million, equivalent to approximately $0.7 million, to Jiangsu Intelligent Networking Automotive Innovation Center Co. Ltd., “Jiangsu Intelligent”, for 19.2% of the shares of Jiangsu Intelligent. As of December 31, 2019, Hubei Henglong has completed a capital contribution of RMB 3.0 million, equivalent to approximately $0.4 million. According to the agreement, the remaining capital commitment of RMB 2.0 million, equivalent to approximately $0.3 million, will be paid upon capital calls.

96 | Page

In March 2018, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Hubei Venture Fund”. Hubei Henglong has committed to make an investment of RMB 76.0 million, equivalent to approximately $10.9 million, in the Hubei Venture Fund in three installments, representing 27.1% of the Hubei Venture Fund’s shares. As of December 31, 2019, Hubei Henglong has completed a capital contribution of RMB 60.8 million, equivalent to approximately $8.7 million. According to the agreement, the remaining capital commitment of RMB 15.2 million, equivalent to approximately $2.2 million, will be paid upon capital calls received from the Hubei Venture Fund.

25. Subsequent Events

As a result of the COVID-19 outbreak in December 2019 and continuing in the first quarter of 2020, the Company’s businesses, results of operations, financial position and cash flows were materially and adversely affected in the first quarter of 2020 with potential continuing impacts on subsequent periods, including but not limited to the material adverse impact on the Company’s revenues as result of the suspension of operations, interruption of supply chain and decline in demand by the Company’s customers. The Company expects to report that its net product sales decreased by approximately 50% to 60% in the first quarter of 2020 compared with the same quarter in 2019. Because of the significant uncertainties surrounding COVID-19, which are still evolving, the extent of the business disruption, including the duration and the related financial impact on subsequent periods, cannot be reasonably estimated at this time.

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

As of December 31, 2019, the Company had 14 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu, Henglong KYB and Hubei Henglong), and one holding company (Genesis). The other eight sectors were engaged in the production and sale of modular sensors (USAI), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

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

97 | Page

The Company’s product sector information is as follows (figures are in thousands of USD):

	Net Sales		Net Income (Loss)
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
Henglong	$164,142	$250,532	$3,058	$(496)
Jiulong	88,469	102,994	694	932
Shenyang	20,247	25,941	1,104	(148)
Wuhu	20,384	30,356	(1,059)	(1,067)
Hubei Henglong	121,719	123,237	8,801	8,957
Henglong KYB	70,952	23,423	(5,306)	(6,560)
Other Entities	64,619	72,421	3,582	3,664
Total Segments	550,532	628,904	10,874	5,282
Corporate	-	-	(2,262)	(3,150)
Eliminations	(119,105)	(132,746)	(233)	(2,053)
Total consolidated	$431,427	496,158	$8,379	$79

	Depreciation and Amortization		Capital Expenditures
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
Henglong	$3,620	$4,633	$15,500	$6,622
Jiulong	2,916	2,876	1,663	3,439
Shenyang	605	595	627	610
Wuhu	670	617	1,506	256
Hubei Henglong	7,794	6,003	20,376	15,513
Henglong KYB	720	187	3,695	6,089
Other Entities	1,464	1,863	4,172	2,558
Total Segments	17,789	16,774	47,539	35,087
Corporate	52	42	-	-
Eliminations	-	-	(694)	(6,050)
Total consolidated	$17,841	$16,816	$46,845	$29,037

	Total Assets
	December 31,
	2019	2018
Henglong	$278,266	$305,311
Jiulong	82,506	81,063
Shenyang	34,275	36,728
Wuhu	22,394	32,763
Hubei Henglong	349,172	358,445
Henglong KYB	59,865	63,364
Other Entities	79,888	96,881
Total Segments	906,366	974,555
Corporate	75,185	81,218
Eliminations	(321,587)	(365,274)
Total consolidated	$659,964	$690,499

98 | Page

Financial information segregated by geographic region is as follows (figures are in thousands of USD):

	Net Sales (1)		Long-term assets
	Year Ended December 31,		December 31,
	2019	2018	2019		2018
Geographic region:
China	$309,212	$354,749	$161,031		$177,870
United States	115,810	113,124	756		770
Other foreign countries	6,405	28,285	727		490
Total consolidated	$431,427	$496,158	$162,514	(2)	$179,130	(2)

(1)	Revenue is attributed to each country based on location of customers.

(2)	Pursuant to ASC 280-10-50-41, the deferred tax assets of $15.3 million and $15.3 million and the intangible assets, net of $1.4 million and $0.6 million were excluded from long-term assets as of December 31, 2019 and 2018, respectively.

99 | Page

EXHIBIT INDEX

Exhibit
Number	Description
3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10KSB File No. 000-33123)

3.1(ii)	Bylaws (incorporated by reference from the Form 10KSB for the year ended December 31, 2002)

10.5	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to the exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006)

10.20	Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed on April 2, 2008)

10.21	English Translation of the Sino-Foreign Equity Joint Venture Contract dated January 24, 2010 between Great Genesis Holdings Limited and Beijing Hainachuan Auto Parts Co., Ltd. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2009 filed on March 25, 2010)

21	Schedule of Subsidiaries (incorporated by reference to Note 1 of the consolidated financial statements of the Company in this Annual Report on Form 10-K)

23.1	Consent of PricewaterhouseCoopers Zhong Tian LLP*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2019, filed on May 14, 2020, formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets;

(ii)	Consolidated Statements of Income or Loss;

(iii)	Consolidated Statements of Comprehensive Income;

(iv)	Consolidated Statements of Changes in Stockholders’ Equity;

(v)	Consolidated Statements of Cash Flows; and

(vi)	Related Notes.

*	Filed herewith.

100 | Page