Form 10-Q
period 2020-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2020-06-23
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(86) 716- 412- 7901
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

As of June 23, 2020, the Company had 31,174,045 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

EXPLANATORY NOTE

As previously reported in the Company’s Form 8-K filed on May 11, 2020, the Company was unable to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 by the original deadline of May 15, 2020 due to circumstances related to COVID-19. The Company’s headquarters is located in Wuhan, Hubei Province, PRC, which is the epicenter of the COVID-19 epidemic. Beginning in January 2020, Hubei Province was under strict quarantine control and travel was severely restricted. The Company’s operations in Hubei Province were largely suspended since January 31, 2020. In addition, the government of Hubei Province did not permit employees to return to work between January 23, 2020 and March 21, 2020. As a result of these factors, the Company has relied on the SEC order dated March 25, 2020 (Release No. 34-88465) to extend the due date for the filing of its Form 10-Q until June 29, 2020 (45 days after the original due date).

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Net product sales ($7,494 and $12,836 sold to related parties for the three months ended March 31, 2020 and 2019)	$73,555	$109,193
Cost of products sold ($3,134 and $5,504 purchased from related parties for the three months ended March 31, 2020 and 2019)	62,403	95,148
Gross profit	11,152	14,045
Gain on other sales	600	1,269
Less: Operating expenses
Selling expenses	2,118	3,085
General and administrative expenses	3,429	4,590
Research and development expenses	5,053	6,602
Total operating expenses	10,600	14,277
Income from operations	1,152	1,037
Other income, net	117	1,407
Interest expense	(365)	(568)
Financial expense, net	(531)	(665)
Income before income tax expenses and equity in (loss)/earnings of affiliated companies	373	1,211
Less: Income taxes	514	198
Equity in (loss)/earnings of affiliated companies	(347)	211
Net (loss)/income	(488)	1,224
Net loss attributable to non-controlling interests	(533)	(243)
Net income attributable to parent company’s common shareholders	$45	$1,467
Comprehensive income:
Net (loss)/income	$(488)	$1,224
Other comprehensive income:
Foreign currency translation (loss)/income, net of tax	(4,961)	6,363
Comprehensive (loss)/income	(5,449)	7,587
Comprehensive (loss)/income attributable to non-controlling interests	(897)	214
Comprehensive (loss)/income attributable to parent company	$(4,552)	$7,373

Net income attributable to parent company’s common shareholders per share -

Basic	$-	$0.05

Diluted	$-	$0.05
Weighted average number of common shares outstanding -
Basic	31,174,045	31,507,487
Diluted	31,174,119	31,513,297

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$108,171	$76,708
Pledged cash	24,398	29,688
Accounts and notes receivable, net - unrelated parties	182,873	211,841
Accounts and notes receivable - related parties	13,625	21,164
Inventories	71,158	82,931
Other current assets	16,885	18,833
Total current assets	417,110	441,165
Non-current assets:
Property, plant and equipment, net	134,261	140,437
Land use rights, net	10,121	10,346
Long-term investments	40,790	39,642
Other non-current assets	27,395	28,374
Total assets	$629,677	$659,964

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans	$44,057	$46,636
Accounts and notes payable - unrelated parties	157,376	180,175
Accounts and notes payable - related parties	8,391	6,492
Accrued expenses and other payables	47,547	45,337
Other current liabilities	24,115	25,134
Total current liabilities	281,486	303,774
Long-term liabilities:
Long-term government loans	7,057	7,167
Other long-term payable	3,938	4,948
Long-term tax payable	26,693	26,693
Other non-current liabilities	7,901	8,010
Total liabilities	$327,075	$350,592

Commitments and Contingencies (See Note 22)

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued - 32,338,302 and 32,338,302 shares as of March 31, 2020 and December 31, 2019, respectively	$3	$3
Additional paid-in capital	64,400	64,429
Retained earnings-
Appropriated	11,265	11,265
Unappropriated	220,493	221,237
Accumulated other comprehensive income	(8,059)	(3,462)
Treasury stock -1,164,257 and 1,164,257 shares as of March 31, 2020 and December 31, 2019, respectively	(4,261)	(4,261)
Total parent company stockholders' equity	283,841	289,211
Non-controlling interests	18,761	20,161
Total stockholders' equity	302,602	309,372
Total liabilities and stockholders' equity	$629,677	$659,964

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss)/income	$(488)	$1,224
Adjustments to reconcile net (loss)/income from operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	5,100	3,987
Reversal of provision for doubtful accounts	(1)	(355)
Deferred income taxes	(34)	(84)
Equity in loss/(earnings) of affiliated companies	347	(211)
Government subsidy reclassified from government loans	287	-
Loss on fixed assets disposals	52	-
(Increase)/decrease in:
Accounts and notes receivable	33,303	(1,977)
Inventories	10,430	(121)
Other current assets	(3,455)	2,387
Increase/(decrease) in:
Accounts and notes payable	(18,047)	(21,299)
Accrued expenses and other payables	2,557	(2,208)
Other current liabilities	(824)	443
Net cash provided by/(used in) operating activities	29,227	(18,214)
Cash flows from investing activities:
Increase in demand loans and employee housing loans included in other non-current assets	(212)	(249)
Cash received from property, plant and equipment sales	242	834
Payments to acquire property, plant and equipment (including $242 and $760 paid to related parties for the three months ended March 31, 2020 and 2019, respectively)	(1,976)	(8,777)
Payments to acquire intangible assets	-	(1,194)
Investment under the equity method	(2,579)	-
Purchase of short-term investments	-	(15,563)
Proceeds from maturities of short-term investments	5,781	14,901
Cash received from long-term investment	448	-
Net cash provided by/(used in) investing activities	1,704	(10,048)
Cash flows from financing activities:
Proceeds from bank loans	14,368	15,275
Repayments of bank loans	(16,247)	(11,881)
Repayments of the borrowing for sale and leaseback transaction	(1,028)	(1,063)
Repurchase of common shares	-	(342)
Net cash (used in)/provided by financing activities	(2,907)	1,989
Effects of exchange rate on cash, cash equivalents and pledged cash	(1,851)	1,980
Net increase/(decrease) in cash, cash equivalents and pledged cash	26,173	(24,293)
Cash, cash equivalents and pledged cash at beginning of the period	106,396	115,969
Cash, cash equivalents and pledged cash at end of the period	$132,569	$91,676

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months Ended March 31, 2020 and 2019

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

The Company owns the following aggregate net interests in the following subsidiaries organized in the People's Republic of China, the “PRC,” and Brazil as of March 31, 2020 and December 31, 2019.

	Percentage Interest
Name of Entity	March 31, 2020	December 31, 2019
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	85.00%	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [9]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [10]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [11]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [12]	100.00%	100.00%
Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”[13]	60.00%	60.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”[14]	66.60%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”[15]	51.00%	51.00%
Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”[16]	100.00%	100.00%

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules.

5.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.

9.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

10.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

11.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.

12.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.

13.	In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology.

14.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”, which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.

15.

In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”, which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.

16.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”, which mainly engages in the development, manufacturing and sale of high polymer materials.

2.	Basis of presentation and significant accounting policies

(a)	Basis of Presentation

Basis of Presentation - The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The details of subsidiaries are disclosed in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions in Regulation S-X. Accordingly they do not include all of the information and footnotes required by such accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all necessary adjustments, which include normal recurring adjustments, for a fair statement of the results of operations, financial position and cash flows for the interim periods presented.

The condensed consolidated balance sheet as of December 31, 2019 is derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2020.

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

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13 ASC (Topic 326), Financial Instruments - Credit Losses. The ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The Company adopted the CECL model to recognize credit losses of financial assets using a modified retrospective method of accounting as of January 1, 2020. The impact of adopting the new standard on the consolidated financial statements was a reduction of $0.8 million to beginning retained earnings.

(c)	Significant Accounting Policies

There have been no updates to the significant accounting policies set forth in the notes to the consolidated financial statements for the year ended December 31, 2019, except for the adoption of ASC Topic 326 (Note 2(b)).

3.	Accounts and notes receivable, net

The Company’s accounts and notes receivable, net as of March 31, 2020 and December 31, 2019 are summarized as follows (figures are in thousands of USD):

	March 31, 2020	December 31, 2019
Accounts receivable - unrelated parties	$112,505	$141,423
Notes receivable - unrelated parties (1) (2)	73,726	72,797
Total accounts and notes receivable - unrelated parties	186,231	214,220
Less: allowance for doubtful accounts - unrelated parties (3)	(3,358)	(2,379)
Accounts and notes receivable, net - unrelated parties	182,873	211,841
Accounts and notes receivable - related parties	13,625	21,164
Accounts and notes receivable, net	$196,498	$233,005

(1)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

(2)	As of March 31, 2020 and December 31, 2019, the Company pledged its notes receivable in amounts of $9.7 million and $9.7 million, respectively, as collateral in favor of the local government for the government loans. (See Note 7)

(3)	Provision for doubtful accounts and notes receivable recognized in the consolidated statements of operations amounted to $0.02 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020 and December 31, 2019, the Company pledged its accounts and notes receivable in amounts of $2.3 million and $7.4 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholder upon maturity.

During the three months ended March 31, 2020, the Company’s five largest customers accounted for 53.7% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales, i.e., 33.7%. As of March 31, 2020, approximately 7.5% of accounts receivable were from trade transactions with the aforementioned customers and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

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

4.	Inventories

The Company’s inventories as of March 31, 2020 and December 31, 2019 consisted of the following (figures are in thousands of USD):

	March 31, 2020	December 31, 2019
Raw materials	$23,737	$21,464
Work in process	10,875	9,469
Finished goods	36,546	51,998
Total	$71,158	$82,931

The Company recorded $0.8 million and $1.1 million of inventory write-down to cost of product sold for the three months ended March 31, 2020 and 2019, respectively.

5.	Long-term investments

The Company’s long-term investments at March 31, 2020 and December 31, 2019, are summarized as follows (figures are in thousands of USD):

	March 31, 2020	December 31, 2019
Chongqing Venture Fund	$14,818	$15,085
Hubei Venture Fund (1)	11,142	8,730
Suzhou Venture Fund (2)	8,210	9,141
Beijing Henglong	4,654	4,630
Henglong Tianyu	1,085	1,122
Chongqing Jinghua	469	523
Jiangsu Intelligent	412	411
Total	$40,790	$39,642

(1)	During the three months ended March 31, 2020, the Company made an equity investment of $2.6 million in the Hubei Venture Fund.

(2)	In January 2020, the Suzhou Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $0.4 million.

6.	Property, plant and equipment, net

The Company’s property, plant and equipment, net as of March 31, 2020 and December 31, 2019 are summarized as follows (figures are in thousands of USD):

	March 31, 2020	December 31, 2019
Costs:
Buildings	$51,044	$51,750
Machinery and equipment	198,375	199,536
Electronic equipment	5,459	5,799
Motor vehicles	4,913	5,229
Construction in progress	31,409	33,063
Total amount of property, plant and equipment	291,200	295,377
Less: Accumulated depreciation (1)	(156,939)	(154,940)
Total amount of property, plant and equipment, net (2)(3)	$134,261	$140,437

(1)	Depreciation charges were $5.0 million and $3.9 million for the three months ended March 31, 2020 and 2019, respectively.

(2)	As of March 31, 2020 and December 31, 2019, the Company pledged property, plant and equipment with net book value of approximately $48.2 million and $50.9 million, respectively, as security for its comprehensive credit facilities with banks in China.

(3)	Interest costs capitalized for the three months ended March 31, 2020 and 2019, were $0.3 million and $0.1 million, respectively.

7.	Loans

Loans consist of the following as of March 31, 2020 and December 31, 2019 (figures are in thousands of USD):

	March 31, 2020	December 31, 2019
Short-term bank loans (1)	$19,407	$23,536

Short-term bank loans (2)	22,533	20,663
Short-term government loan (3)	2,117	2,150
Current portion of long-term government loan (4)	-	287
Subtotal	44,057	46,636

Long-term government loans (4)(5)	7,057	7,454
Less: Current portion of long-term government loan (4)	-	(287)
Subtotal	7,057	7,167

Total bank and government loans	$51,114	$53,803

(1)	These loans are secured by property, plant and equipment and land use rights of the Company and are repayable within one year (See Note 6). As of March 31, 2020 and December 31, 2019, the weighted average interest rate was 4.6% and 4.8% per annum, respectively.

(2)	On October 27, 2017, Henglong and Hubei Henglong entered into credit facility agreements with China CITIC Bank, the “CITIC Credit Facility”. The maturity date of the CITIC Credit Facility was originally set for October 27, 2018 and was extended to October 26, 2019. On December 5, 2019, the CITIC Credit Facility was further extended to June 5, 2020. The Company is currently in the process of negotiating with the bank to renew the credit facility. The Company’s property, plant and equipment and land use rights with book value amounting to $9.7 million were pledged as collateral for such loans. As of March 31, 2020 and December 31, 2019, the Company has drawn down loans with an aggregate amount of $19.8 million and $20.7 million, respectively. On March 1, 2019, Henglong and Hubei Henglong entered into credit facility agreements with China Merchants Bank, the “Merchants Credit Facility”. The maturity date of the Merchants Credit Facility was originally set for February 29, 2020. The Company is currently in the process of negotiating with the bank to renew the credit facility. As of March 31, 2020 and December 31, 2019, the Company has drawn down loans with an aggregate amount of $2.7 million and nil, respectively. The weighted average interest rate of the loans as of March 31, 2020 and December 31, 2019 was 3.27% and 3.46% per annum, respectively.

(3)	On December 26, 2019, the Company borrowed from the local government a loan of RMB 15.0 million, equivalent to approximately $2.1 million, with an interest rate of 3.48% per annum, which is due for repayment on December 25, 2020. Henglong pledged RMB 15.5 million, equivalent to approximately $2.2 million, of notes receivable as collateral for the loan (See Note 3).

(4)	On November 13, 2017, the Company borrowed from the local government a loan of RMB 2.0 million, equivalent to approximately $0.3 million, with an interest rate of 4.75% per annum, which was due for repayment on November 12, 2020. In the first quarter of 2020, the Company received a notice from the government that the loan was reclassified as government subsidy, so repayment was no longer required. As a result, the Company reduced the loan balance and recorded it as other income in the consolidated statements of operations for the three months ended March 31, 2020.

(5)	On August 7 and September 3, 2019, the Company borrowed from the local government loans of RMB 20.0 million and RMB 30.0 million, equivalent to approximately $2.8 million and $4.2 million, respectively. These loans are due for repayment on June 30, 2021 and have an interest rate of 3.80% per annum. Henglong pledged RMB 53.0 million, equivalent to approximately $7.5 million, of notes receivable as collateral for the local government loans (See Note 3).

The Company must use the loans for the purpose as prescribed in the loan contracts. If the Company fails to do so, it will be charged penalty interest and/or trigger early repayment. The Company complied with such financial covenants as of March 31, 2020, and management expects it will continue to comply with them.

8.	Accounts and notes payable

The Company’s accounts and notes payable as of March 31, 2020 and December 31, 2019 are summarized as follows (figures are in thousands of USD):

	March 31, 2020	December 31, 2019
Accounts payable - unrelated parties	$100,367	$110,246
Notes payable - unrelated parties (1)	57,009	69,929
Accounts and notes payable - unrelated parties	157,376	180,175
Accounts and notes payable - related parties	8,391	6,492
Total	$165,767	$186,667

(1)	Notes payable represent payables in the form of notes issued by the bank. As of March 31, 2020 and December 31, 2019, the Company has pledged cash of $24.4 million and $29.7 million, respectively, accounts and notes receivable of $2.3 million and $7.4 million, respectively, property, plant and equipment with net book value of $48.2 million and $50.9 million, respectively, and land use right with net book value of $5.4 million and $5.5 million, respectively, as collateral for banks to endorse the payment to the noteholder upon maturity.

9.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of March 31, 2020 and December 31, 2019 are summarized as follows (figures are in thousands of USD):

	March 31, 2020	December 31, 2019
Accrued expenses	$7,124	$6,306
Accrued interest	437	104
Current portion of other long-term payable (See Note 10)	3,603	3,593
Other payables	3,312	2,427
Dividends payable to holders of non-controlling interests	430	-
Warranty reserves (1)	32,641	32,907
Total	$47,547	$45,337

(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three months ended March 31, 2020 and 2019, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of the period	$32,907	$31,085
Additions during the period	3,428	2,776
Settlement within the period	(3,174)	(2,294)
Foreign currency translation (gain)/loss	(520)	590
Balance at end of the period	$32,641	$32,157

10.	Other long-term payable

On January 31, 2018, the Company entered into an equipment sales agreement with a third party (the “buyer-lessor”) and simultaneously entered into a four-year contract to lease back the equipment from the buyer-lessor. The carrying value of the equipment was RMB 91.3 million (equivalent to $12.9 million as of March 31, 2020) and the sales price was RMB 100 million (equivalent to $14.1 million as of March 31, 2020). Pursuant to the terms of the contract, the Company is required to pay to the buyer-lessor lease payments over 4 years with a quarterly lease payment of approximately $1.0 million and is entitled to obtain the ownership of this equipment at a nominal price upon the expiration of the lease. The Company is of the view that the transaction does not qualify as a sale. Therefore, the transaction was accounted for as a financing transaction by the Company. As of March 31, 2020, $3.6 million was recognized as other payable (See Note 9) and $3.9 million was recognized as other long-term payable to the buyer-lessor according to the contract term.

11.	Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the three months ended March 31, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of the period	$64,429	$64,429
Acquisition of the non-controlling interest in USAI	(29)	-
Balance at end of the period	$64,400	$64,429

12.	Retained earnings

Appropriated

Pursuant to the relevant PRC laws, the profits distribution of the Company’s subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10% of their respective after-tax profits each year. When the statutory surplus reserve reaches 50% of the registered capital of a company, no additional reserve is required. For the three months ended March 31, 2020 and 2019, no statutory reserve was appropriated by the subsidiaries in China.

The Company’s activities in respect of the amounts of appropriated retained earnings for the three months ended March 31, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of the period	$11,265	$11,104
Balance at end of the period	$11,265	$11,104

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three months ended March 31, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of the period	$221,237	$211,439
Cumulative effect of accounting change - credit loss	(789)	-
Net income attributable to parent company	45	1,467
Balance at end of the period	$220,493	$212,906

13.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of accumulated other comprehensive income for the three months ended March 31, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of the period	$(3,462)	$1,855
Foreign currency translation adjustment attributable to parent company	(4,597)	5,906
Balance at end of the period	$(8,059)	$7,761

14.	Treasury stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On December 5, 2018, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through December 4, 2019. The Board of Directors of the Company approved the extension of such program to December 4, 2020. As of each of March 31, 2020 and December 31, 2019, the Company had cumulatively repurchased 1,164,257 shares of the Company’s common stock since the inception of the program. The repurchased shares are presented as “treasury stock” on the balance sheet.

15.	Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three months ended March 31, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of the period	$20,161	$18,950
Net loss attributable to non-controlling interests	(533)	(243)
Acquisition of the non-controlling interest in USAI	29	-
Cumulative effect of accounting change - credit loss	(102)	-
Dividends declared to non-controlling interest holders of non-wholly owned subsidiaries	(430)	-
Foreign currency translation adjustment attributable to non-controlling interests	(364)	457
Balance at end of the period	$18,761	$19,164

16.	Net product sales

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

Contract liabilities are mainly customer deposits. As of March 31, 2020 and December 31, 2019, the Company has customer deposits of $1.0 million and $1.3 million, respectively, which were included in other current liabilities on the consolidated balance sheets. During the three months ended March 31, 2020, $0.3 million was received and $0.6 million (including $0.6 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

17.	Financial expense, net

During the three months ended March 31, 2020 and 2019, the Company recorded financial expense, net which is summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2020	2019
Interest income	$351	$764
Foreign exchange loss, net	(711)	(1,250)
Bank fees	(171)	(179)
Total financial expense, net	$(531)	$(665)

18.	Income tax

Income tax expense was $0.5 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. The increase in income tax expense was primarily due to the increase in Hubei Henglong’s income before income tax expenses and equity in earnings of affiliated companies

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

The calculations of basic and diluted income per share attributable to the parent company for the three months ended March 31, 2020 and 2019, were as follows (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income attributable to the parent company’s common shareholders - Basic and Diluted	$45	$1,467
Denominator:
Weighted average shares outstanding	31,174,045	31,507,487
Dilutive effects of stock options	74	5,810
Denominator for dilutive income per share - Diluted	31,174,119	31,513,297

Net income per share attributable to parent company’s common shareholders - Basic	$-	$0.05
Net income per share attributable to parent company’s common shareholders - Diluted	$-	$0.05

As of March 31, 2020 and 2019, the exercise prices for 22,500 shares and 112,500 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the three months ended March 31, 2020 and 2019, respectively. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

China Automotive, the parent company, may depend on dividend payments from Genesis and HLUSA, which are generated from their subsidiaries in China, “China-based Subsidiaries,” after they receive payments from the China-based Subsidiaries. Regulations in the PRC currently permit payment of dividends of a PRC company only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Under PRC law China-based Subsidiaries are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their general reserves until the cumulative amount reaches 50% of their paid-in capital. These reserves are not distributable as cash dividends, or as loans or advances. These foreign-invested enterprises may also allocate a portion of their after-tax profits, at the discretion of their boards of directors, to their staff welfare and bonus funds. Any amounts so allocated may not be distributed and, accordingly, would not be available for distribution to Genesis and HLUSA.

The PRC government also imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currencies out of China. The China-based Subsidiaries may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currencies. If China Automotive is unable to receive dividend payments from its subsidiaries, including the China-based subsidiaries, China Automotive may be unable to effectively finance its operations or pay dividends on its shares.

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

This system could be changed at any time and any such change may affect the ability of the Company or its subsidiaries in China to repatriate capital or profits, if any, outside China. Furthermore, SAFE has a significant degree of administrative discretion in implementing the laws and has used this discretion to limit convertibility of current account payments out of China. Whether as a result of a deterioration in the Chinese balance of payments, a shift in the Chinese macroeconomic prospects or any number of other reasons, China could impose additional restrictions on capital remittances abroad. As a result of these and other restrictions under the laws and regulations of the People's Republic of China, or the PRC, the Company’s China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent. The Company has no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of the Company’s China subsidiaries to purchase foreign currencies and transfer such funds to the Company to meet its liquidity or other business needs. Any inability to access funds in China, if and when needed for use by the Company outside of China, could have a material and adverse effect on the Company’s liquidity and its business.

21.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended March 31,
	2020	2019
Merchandise sold to related parties	$7,494	$12,836
Materials and others sold to related parties	270	461
Rental income obtained from related parties	77	80
Total	$7,841	$13,377

Related purchases

	Three Months Ended March 31,
	2020	2019
Materials purchased from related parties	$3,134	$5,504
Equipment purchased from related parties	69	760
Others purchased from related parties	4	11
Total	$3,207	$6,275

Related receivables

	March 31, 2020	December 31, 2019
Accounts and notes receivable from related parties	$13,625	$21,164

Related advance payments

	March 31, 2020	December 31, 2019
Advance payments for property, plant and equipment to related parties	$2,514	$2,311
Advance payments and others to related parties	1,494	1,287
Total	$4,008	$3,598

Related payables

	March 31, 2020	December 31, 2019
Accounts and notes payable	$8,391	$6,492

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

As of June 23, 2020, Hanlin Chen, the chairman of the board of directors of the Company, owns 57.3% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of March 31, 2020 (figures are in thousands of USD):

	Payment obligations by period
	2020	2021	2022	Thereafter	Total
Obligations for investment contracts (1)	$4,841	$423	$-	$-	$5,264
Obligations for purchasing and service agreements	21,225	1,229	-	-	22,454
Total	$26,066	$1,652	$-	$-	$27,718

(1)

In March 2018, Hubei Henglong entered into an agreement with other parties to establish a venture capital fund, the “Hubei Venture Fund”. Hubei Henglong has committed to make investments of RMB 76.0 million, equivalent to approximately $11.5 million. In March 2020, Hubei Henglong entered into an agreement with Jingzhou Henglong Real Estate Co., Ltd. to purchase 8.0% of the Hubei Venture Fund’s equity for nil consideration, and Hubei Henglong has committed to increase its investments in Hubei Venture Fund to RMB 98.5 million, equivalent to approximately $13.9 million. As of March 31, 2020, Hubei Henglong has made investments of RMB 78.8 million, equivalent to approximately $11.1 million, representing 35.2% of Hubei Venture Fund’s equity. According to the agreement, the remaining capital commitment of RMB 19.7 million, equivalent to approximately $2.8 million, will be paid in 2020.

In April 2019, Hubei Henglong entered into an agreement with other parties and committed to contribute RMB 5.0 million, equivalent to approximately $0.7 million, to Jiangsu Intelligent Networking Automotive Innovation Center Co. Ltd., “Jiangsu Intelligent”, representing 19.2% of Jiangsu Intelligent’s shares. As of March 31, 2020, Hubei Henglong has completed a capital contribution of RMB 3.0 million, equivalent to approximately $0.4 million. According to the agreement, the remaining capital commitment of RMB 2.0 million, equivalent to approximately $0.3 million, will be paid in 2020.

In November 2019, Hubei Henglong entered into an agreement with other parties and committed to purchase 70% of the shares of Hefei Senye Light Plastic Technology Co., Ltd. for total consideration of RMB 33.6 million, equivalent to approximately $4.8 million.  As of March 31, 2020, Hubei Henglong has paid the amount of RMB 18.0 million, equivalent to approximately $2.5 million, which was reported in other non-current assets as the transfer of shares had not been consummated. According to the agreement, of the remaining consideration of RMB 15.6 million, equivalent to approximately $2.2 million, $1.8 million will be paid in 2020 and the remaining $0.4 million will be paid in 2021.

23.	Off-balance sheet arrangements

As of March 31, 2020 and December 31, 2019, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

24.	Segment reporting

The accounting policies of the product sectors (each entity manufactures and sells different products and represents a different product sector) are the same as those described in the summary of significant accounting policies disclosed in the Company’s 2019 Annual Report on Form 10-K except that the disaggregated financial results for the product sectors have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting them in making internal operating decisions. Generally, the Company evaluates performance based on stand-alone product sector operating income and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Each product sector is considered a reporting segment.

As of March 31, 2020, the Company had 14 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu, Henglong KYB and Hubei Henglong), and one holding company (Genesis). The other eight sectors were engaged in the production and sale of modular sensors (USAI), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

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

The Company’s product sector information for the three months ended March 31, 2020 and 2019, is as follows (figures are in thousands of USD):

	Net Product Sales		Net (Loss)/Income
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Henglong	$23,907	$40,964	$(682)	$(2,121)
Jiulong	12,759	22,122	(1,450)	1,168
Shenyang	2,793	4,895	(170)	(299)
Wuhu	2,803	6,998	239	(175)
Hubei Henglong	28,132	28,175	4,065	1,372
Henglong KYB	6,126	19,954	(907)	(396)
Other Entities	9,482	17,296	(1,795)	1,455
Total Segments	86,002	140,404	(700)	1,004
Corporate	-	-	(61)	(301)
Eliminations	(12,447)	(31,211)	273	521
Total	$73,555	$109,193	$(488)	$1,224

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company’s condensed unaudited consolidated financial statements and the related notes thereto and the other financial information contained elsewhere in this Report.

General Overview

China Automotive Systems, Inc. is a leading power steering systems supplier for the China automobile industry. The Company has business relations with more than sixty vehicle manufacturers, including JAC Motors, Changan Automobile Group, BAIC Group, SAIC Group and Dongfeng Auto Group, the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd., the largest light vehicle manufacturer in China; Chery Automobile Co., Ltd., the largest state owned car manufacturer in China; BYD Auto Co., Ltd. and Zhejiang Geely Automobile Co., Ltd., the largest privately owned car manufacturers in China. The PRC-based joint ventures of General Motors (GM), Volkswagen, Citroen and Chrysler North America are all key customers. Starting in 2008, the Company has supplied power steering pumps and power steering gear to the Sino-foreign joint ventures established by GM, Citroen and Volkswagen in China. The Company has supplied power steering gears to Fiat Chrysler North America since 2009 and to Ford Motor Company since 2016.

Most of the Company’s production and research and development institutes are located in China. The Company has approximately 3,998 employees dedicated to design, development, manufacture and sales of its products. By leveraging its extensive experience, innovative technology and geographic strengths, the Company aims to grow leading positions in automotive power steering systems and to further improve overall margins, long-term operating profitability and cash flows. To achieve these goals and to respond to industry factors and trends, the Company is continuing work to improve its operations and business structure and achieve profitable growth.

As a result of the COVID-19 outbreak in the first quarter of 2020, the Company’s net product sales decreased by 33% in the first quarter of 2020 compared with the same quarter of last year. In addition, the Company’s businesses, results of operations, financial position and cash flows will be materially and adversely affected in the second quarter of 2020 with potential continuing impacts on subsequent periods, including but not limited to the material adverse impact on the Company’s revenues as result of the suspension of operations, interruption of supply chain and reduction of demand by the Company’s customers. Because of the significant uncertainties surrounding COVID-19, which are still evolving, the extent of the business disruption, including the duration and the related financial impact on subsequent periods cannot be reasonably estimated at this time. See “Item 1A. Risk Factors—Our business operations have been and may continue to be materially and adversely affected by the outbreak of the coronavirus disease (COVID-19)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Corporate Structure

The Company, through its subsidiaries, engages in the manufacture and sales of automotive systems and components. Great Genesis Holdings Limited, a company incorporated in Hong Kong on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company and the holding company of the Company’s joint ventures in the PRC. Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development support. CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong,” was established by Hubei Henglong Automotive System Group Co., Ltd., formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., “Hubei Henglong,” as a Sino-foreign joint venture company with two Brazilian citizens in Brazil in August 2012. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction. Fujian Qiaolong was acquired by the Company in the second quarter of 2014, as a joint venture company that mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles, which was disposed of by the Company in the second quarter of 2016. USAI was established in 2005, and the Company and Hubei Wanlong owned 83.34% and 16.66%, respectively. During the first quarter of 2020, USAI merged with and into Wuhan Chuguanjie, a wholly-owned subsidiary of Wuhan Jielong, and deregistered from the local business administration on April 28, 2020. Following the merger, 85.0% of Wuhan Chuguanjie was owned by the Company and 15.0% was owned by Hubei Wanlong.

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

Results of Operations

Three Months Ended March 31, 2020 and 2019

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Three Months Ended March 31,
	2020	2019	Change	Change%
Net product sales	$73,555	$109,193	$(35,638)	-32.6%
Cost of products sold	62,403	95,148	(32,745)	-34.4
Gain on other sales	600	1,269	(669)	-52.7
Selling expenses	2,118	3,085	(967)	-31.3
General and administrative expenses	3,429	4,590	(1,161)	-25.3
Research and development expenses	5,053	6,602	(1,549)	-23.5
Other income, net	117	1,407	(1,290)	-91.7
Interest expense	(365)	(568)	203	-35.7
Income taxes	514	198	316	159.6
Net (loss)/income	(488)	1,224	(1,712)	-139.9
Net loss attributable to non-controlling interests	(533)	(243)	(290)	119.3
Net income attributable to parent company’s common shareholders	45	1,467	(1,422)	-96.9%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2020	2019	Change		2020	2019	Change
Henglong	$23,907	$40,964	$(17,057)	-41.6%	$23,069	$40,742	$(17,673)	-43.4%
Jiulong	12,759	22,122	(9,363)	-42.3	13,347	18,837	(5,490)	-29.1
Shenyang	2,793	4,895	(2,102)	-42.9	2,421	4,546	(2,125)	-46.7
Wuhu	2,803	6,998	(4,195)	-59.9	2,375	6,745	(4,370)	-64.8
Hubei Henglong	28,132	28,175	(43)	-0.2	19,307	21,920	(2,613)	-11.9
Henglong KYB	6,126	19,954	(13,828)	-69.3	6,083	19,130	(13,047)	-68.2
Other Entities	9,482	17,296	(7,814)	-45.2	8,389	14,624	(6,235)	-42.6
Total Segments	86,002	140,404	(54,402)	-38.7	74,991	126,544	(51,553)	-40.7
Elimination	(12,447)	(31,211)	18,764	-60.1	(12,588)	(31,396)	18,808	-59.9
Total	$73,555	$109,193	$(35,638)	-32.6%	$62,403	$95,148	$(32,745)	-34.4%

Net Product Sales

Net product sales were $73.6 million for the three months ended March 31, 2020, compared to $109.2 million for the same period in 2019, representing a decrease of $35.6 million, or 32.6%, mainly due to the impact of the outbreak of COVID-19.

Net sales of traditional steering products and parts were $65.5 million for the three months ended March 31, 2020, compared to $87.0 million for the same period in 2019, representing a decrease of $21.5 million, or 24.7%. Net sales of electric power steering (“EPS”) were $8.1 million for the three months ended March 31, 2020 and $22.2 million for the same period in 2019, representing a decrease of $14.1 million, or 63.5%. As a percentage of net sales, sales of EPS were 11.0% for the three months ended March 31, 2020, compared with 20.3% for the same period in 2019.

The decrease in net product sales was due to the effects of three major factors: i) the decrease in sales volume led to a sales decrease of $27.1 million due to the significant decline of demand as a result of the suspension of manufacturing and operations of the Company’s customers due to the outbreak of COVID-19; ii) the decrease in average selling price of steering gears led to a sales decrease of $4.1 million; and iii) the depreciation of the RMB against the U.S. dollar in this quarter compared to the same quarter last year, resulting in a sales decrease of $4.4 million.

Further analysis by segment (before elimination) is as follows:

•	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $23.9 million for the three months ended March 31, 2020, compared with $41.0 million for the three months ended March 31, 2019, representing a decrease of $17.1 million, or 41.7%. A decrease in sales volume led to a sales decrease of $14.5 million, a decrease in selling price led to a sales decrease of $1.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.4 million.

•	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $12.8 million for the three months ended March 31, 2020, compared with $22.1 million for the three months ended March 31, 2019, representing a decrease of $9.3 million, or 42.1%. A decrease in sales volume led to a sales decrease of $7.5 million, a decrease in selling price led to a sales decrease of $1.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.8 million.

•	Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., Ltd. (“Jinbei”), one of the major automotive manufacturers in China. Net product sales for Shenyang were $2.8 million for the three months ended March 31, 2020, compared to $4.9 million for the same period in 2019, representing a decrease of $2.1 million, or 42.9%. A decrease in sales volume led to a sales decrease of $1.7 million, a decrease in selling price led to a sales decrease of $0.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.1 million.

•	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd. (“Chery”), one of the major automotive manufacturers in China. Net product sales for Wuhu were $2.8 million for the three months ended March 31, 2020, compared to $7.0 million for the same period in 2019, representing a decrease of $4.2 million, or 60.0%. A decrease in sales volumes led to a sales decrease of $4.4 million, an increase in selling prices led to a sales increase of $0.4 million and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.2 million.

•	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $28.1 million for the three months ended March 31, 2020, compared with $28.2 million for the three months ended March 31, 2019, representing a decrease of $0.1 million, or 0.4%. An increase in sales volume led to a sales increase of $1.0 million, a decrease in selling price led to a sales decrease of $0.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.0 million.

•	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $6.1 million for the three months ended March 31, 2020, compared with $20.0 million for the three months ended March 31, 2019, representing a decrease of $13.9 million, or 69.5%. A decrease in sales volume led to a sales decrease of $12.5 million, a decrease in selling price led to a sales decrease of $0.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.6 million.

•	Net product sales for other entities were $9.5 million for the three months ended March 31, 2020, compared to $17.3 million for the same period in 2019, representing a decrease of $7.8 million, or 45.1%.

Cost of Products Sold

For the three months ended March 31, 2020, the cost of products sold was $62.4 million, compared to $95.1 million for the same period of 2019, representing a decrease of $32.7 million, or 34.4%. The decrease in cost of sales was mainly due to the effect of the following major factors: i) the decrease in sales volumes led to a cost of sales decrease of $25.8 million; ii) the decrease in unit cost led to a cost of sales decrease of $2.9 million; and iii) the depreciation of the RMB against the U.S. dollar resulted in a cost of sales decrease of $4.0 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $23.1 million for the three months ended March 31, 2020, compared to $40.7 million for the same period of 2019, representing a decrease of $17.6 million, or 43.2%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $15.5 million, a decrease in unit cost resulting in a cost of sales decrease of $0.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $1.3 million.

•	Cost of products sold for Jiulong was $13.3 million for the three months ended March 31, 2020, compared to $18.8 million for the same period of 2019, representing a decrease of $5.5 million, or 29.3%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $6.5 million, an increase in unit cost resulting in a cost of sales increase of $1.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.6 million.

•	Cost of products sold for Shenyang was $2.4 million for the three months ended March 31, 2020, compared to $4.5 million for the same period of 2019, representing a decrease of $2.1 million, or 46.7%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $1.6 million, a decrease in unit cost resulting in a cost of sales decrease of $0.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.1 million.

•	Cost of products sold for Wuhu was $2.4 million for the three months ended March 31, 2020, compared to $6.7 million for the same period of 2019, representing a decrease of $4.3 million, or 64.2%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $4.2 million, an increase in unit cost resulting in a cost of sales increase of $0.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.2 million.

•	Cost of products sold for Hubei Henglong was $19.3 million for the three months ended March 31, 2020, compared to $21.9 million for the same period of 2019, representing a decrease of $2.6 million, or 11.9%. The decrease in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $0.2 million, a decrease in unit cost resulting in a cost of sales decrease of $2.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.7 million.

•	Cost of products sold for Henglong KYB was $6.1 million for the three months ended March 31, 2020, compared to $19.1 million for the same period of 2019, representing a decrease of $13.0 million, or 68.1%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $12.0 million, a decrease in unit cost resulting in a cost of sales decrease of $0.5 million, and the depreciation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.5 million.

•	Cost of products sold for other entities was $8.4 million for the three months ended March 31, 2020, compared to $14.6 million for the same period in 2019, representing a decrease of $6.2 million, or 42.5%.

Gross margin was 15.2% for the three months ended March 31, 2020, compared to 12.9% for the same period of 2019, representing an increase of 2.3%, mainly due to the changes in the product mix for the three months ended March 31, 2020.

Selling Expenses

Selling expenses were $2.1 million for the three months ended March 31, 2020, as compared with $3.1 million for the same period of 2019, representing a decrease of $1.0 million, or 32.3%, which was primarily due to the lower freight expenses, resulting from the suspension of the Company’s operations for most of the quarter due to the outbreak of the COVID-19 pandemic.

General and Administrative Expenses

General and administrative expenses were $3.4 million for the three months ended March 31, 2020, as compared to $4.6 million for the same period of 2019, representing a decrease of $1.2 million, or 26.1%, which was primarily due to lower office expenses, resulting from the suspension of the Company’s operations for most of the quarter due to the outbreak of the COVID-19 pandemic.

Research and Development Expenses

Research and development expenses were $5.1 million for the three months ended March 31, 2020, as compared to $6.6 million for the three months ended March 31, 2019, representing a decrease of $1.5 million, or 22.7%, which was mainly due to cost control on research and development expenditures and the suspension of the Company’s operations for most of the quarter due to the outbreak of the COVID-19 pandemic.

Other Income, Net

Other income, net was $0.1 million for the three months ended March 31, 2020, compared to $1.4 million for the three months ended March 31, 2019, representing a decrease of $1.3 million in other income.

Interest Expense

Interest expense was $0.4 million for the three months ended March 31, 2020, compared to $0.6 million for the three months ended March 31, 2019, which was primarily due to decreased loans.

Income Taxes

Income tax expense was $0.5 million for the three months ended March 31, 2020, compared to $0.2 million for the three months ended March 31, 2019, which was due to greater valuation allowance provided for the loss-making entities.

Net Loss Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests amounted to $0.5 million for the three months ended March 31, 2020, compared to $0.2 million for the three months ended March 31, 2019.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $0.1 million for the three months ended March 31, 2020, compared to $1.5 million for the three months ended March 31, 2019, representing a decrease of $1.4 million.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of March 31, 2020, the Company had cash and cash equivalents and short-term investments of $108.2 million, compared to $82.5 million as of December 31, 2019, representing an increase of $25.7 million, or 31.2%.

The Company had working capital (total current assets less total current liabilities) of $135.6 million as of March 31, 2020, compared to $137.4 million as of December 31, 2019, representing a decrease of $1.8 million, or 1.3%.

Except for the expected distribution of dividends from the Company’s PRC subsidiaries to the Company in order to fund the payment of the one-time transition tax due to the U.S. Tax Reform, the Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

We expect that the outbreak of COVID-19 will have material and adverse impacts on our cash flow for the second quarter of 2020 with potential continuing impacts on subsequent periods. However, based on our liquidity assessment, we believe that our cash flow from operations and proceeds from our financing activities will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for the foreseeable future and for at least twelve months subsequent to the filing of this report.

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

The Company had short-term loans of $44.1 million (See Note 7) and bankers’ acceptances of $58.1 million (See Note 8) as of March 31, 2020.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances is expected to be reduced by approximately $12.5 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $12.5 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $8.5 million, which is 68.0%, the mortgage rate, of $12.5 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of March 31, 2020, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available(3)	Amount Used(4)	Assessed Mortgage Value(5)
1. Comprehensive credit facilities	Bank of China(2)	Sep-2020	$16,373	$6,491	$-

2. Comprehensive credit facilities	Hubei Bank(1)	Nov-2019	25,405	10,247	53,261

3. Comprehensive credit facilities	Shanghai Pudong Development Bank(2)	Jul-2020	18,348	9,583	20,748

4. Comprehensive credit facilities	China CITIC Bank(1) (2)	Jun-2020	71,982	32,931	20,107
	China CITIC Bank	Jun-2022	3,049	1,976	6,225

5. Comprehensive credit facilities	China Everbright Bank	Mar-2021	4,234	3,414	8,976

6. Comprehensive credit facilities	China Merchants Bank(1) (2)	Feb-2020	21,171	1,605	-

7. Comprehensive credit facilities	Bank of Chongqing	Sep-2021	706	494	2,205

8. Comprehensive credit facilities	Hankou Bank(1) (2)	Dec-2019	15,526	5,646	-

9. Comprehensive credit facilities	Agricultural Bank of China	Mar-2021	988	988	3,921

10. Comprehensive credit facilities	Huishang Bank(1)	May-2020	2,117	-	-

Total			$179,899	$73,375	$115,443

(1)	These facilities have expired. The Company is currently in the process of negotiating with these banks to renew the credit facilities.

(2)	The comprehensive credit facilities with Shanghai Pudong Development Bank are guaranteed by Jielong and Huibei Henglong in addition to the above pledged assets. The comprehensive credit facilities with China CITIC Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Bank of China are guaranteed by Hubei Henglong. The comprehensive credit facilities with Hankou Bank are guaranteed by Henglong. The comprehensive credit facilities with China Merchants Bank are guaranteed by Hubei Henglong.

(3)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes at the Company’s discretion. If the Company elects to utilize the facility by issuance of bank notes, additional collateral is requested to be pledged to the bank.

(4)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $41.9 million and notes payable of $32.5 million as of March 31, 2020.

(5)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of March 31, 2020, the pledged assets included property, plant and equipment and land use rights with an aggregate assessed value of $115.4 million.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company’s bank loan terms range from 6 months to 23 months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1. Land use rights and buildings with an assessed value of approximately $20.7 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.

2. Land use rights and buildings with an assessed value of approximately $20.1 million as security for its comprehensive credit facility with China CITIC Bank Wuhan branch.

3. Land use rights and buildings with an assessed value of approximately $6.2 million as security for its comprehensive credit facility with China CITIC Bank Shenyang branch.

4. Equipment with an assessed value of approximately $53.3 million as security for its revolving comprehensive credit facility with Hubei Bank.

5. Land use rights and buildings with an assessed value of approximately $9.0 million as security for its comprehensive credit facility with China Everbright Bank.

6. Land use rights and buildings with an assessed value of approximately $3.9 million as security for its comprehensive credit facility with Agricultural Bank of China.

7. Land use rights and buildings with an assessed value of approximately $2.2 million as security for its comprehensive credit facility with Bank of Chongqing.

Short-term and Long-term Loans

The following table summarizes the contract information of short-term and long-term borrowings between the banks, government and the Company as of March 31, 2020 (figures are in thousands of USD).

Bank Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
Bank of China(1)	Working Capital	May 27, 2019	12	4.35%	Pay monthly	May 26, 2020	6,492

China CITIC Bank(1)	Working Capital	Jun 26, 2019	12	3.49%	Pay in arrear	Jun 19, 2020	887

Hankou Bank	Working Capital	Jun 28, 2019	12	4.80%	Pay monthly	Jun 28, 2020	5,646

China CITIC Bank	Working Capital	Jul 01, 2019	12	3.49%	Pay in arrear	Jun 24, 2020	464

China CITIC Bank	Working Capital	Jul 08, 2019	12	3.47%	Pay in arrear	Jul 03, 2020	1,290

China CITIC Bank	Working Capital	Jul 09, 2019	12	3.47%	Pay in arrear	Jul 07, 2020	4,309

China CITIC Bank	Working Capital	Jul 09, 2019	12	3.47%	Pay in arrear	Jul 07, 2020	1,759

China CITIC Bank	Working Capital	Aug 06, 2019	12	5.22%	Pay monthly	Aug 06, 2020	1,976

Financial Bureau of Jingzhou Development Zone	Working Capital	Aug 07, 2019	23	3.80%	Pay annually	Jun 30, 2021	2,823

China CITIC Bank(1)	Working Capital	Aug 23, 2019	8	4.80%	Pay monthly	Apr 23, 2020	1,411

Financial Bureau of Jingzhou Development Zone	Working Capital	Sep 03, 2019	22	3.80%	Pay annually	Jun 30, 2021	4,234

China CITIC Bank	Working Capital	Sep 11, 2019	12	3.15%	Pay in arrear	Sep 09, 2020	2,531

China CITIC Bank	Working Capital	Sep 20, 2019	12	3.04%	Pay in arrear	Sep 11, 2020	1,041

Financial Bureau of Jingzhou Development Zone	Working Capital	Dec 26, 2019	12	3.48%	Pay annually	Dec 25, 2020	2,117

Bank of Chongqing	Working Capital	Jan 16, 2020	12	4.35%	Pay monthly	Jan 13, 2021	282

China Merchants Bank	Working Capital	Jan 21, 2020	6	2.78%	Pay in arrear	Jul 19, 2020	2,700

Bank of Chongqing	Working Capital	Feb 18, 2020	12	4.35%	Pay monthly	Feb 17, 2021	212

China CITIC Bank	Working Capital	Mar 23, 2020	8	4.35%	Pay monthly	Nov 23, 2020	2,399

Agricultural Bank of China	Working Capital	Mar 25, 2020	12	4.05%	Pay monthly	Mar 22, 2021	988

China CITIC Bank	Working Capital	Mar 27, 2020	12	2.50%	Pay in arrear	Mar 26, 2021	3,990

China CITIC Bank	Working Capital	Mar 27, 2020	12	2.50%	Pay in arrear	Mar 26, 2021	3,563
							$51,114

(1)	These bank loans were repaid between April 2020 and June 2020 when they became due.

The Company must use the loans for the purpose described and repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged additional 30% to 100% penalty interest.

The Company has complied with such financial covenants as of March 31, 2020, and management expects it will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of March 31, 2020 (figures are in thousands of USD):

Purpose	Term (Months)	Due Date	Amount Payable on Due Date
Working Capital(1)	6	Apr. 2020	14,684
Working Capital(1)	6	May 2020	9,951
Working Capital	6	Jun. 2020	12,177
Working Capital	6	Jul. 2020	9,977
Working Capital	6	Aug. 2020	71
Working Capital	6	Sep. 2020	11,269
Total (See Note 8)			$58,129

(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of March 31, 2020, and management expects it will continue to comply with them.

Cash Flows

(a)	Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2020 was $29.2 million, compared with net cash used in operating activities of $18.2 million for the same period of 2019, representing an increase in net cash inflows by $47.4 million, which was mainly due to (1) the decrease in net income excluding non-cash items by $0.4 million and (2) the increase in cash inflows from movements of operating assets and liabilities by $47.8 million.

(b)	Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2020 was $1.7 million, as compared to net cash used in investing activities of $10.0 million for the same period of 2019, representing an increase in net cash inflows by $11.7 million, which was mainly due to the net effect of (1) a decrease in payments to acquire property, plant and equipment by $6.8 million, and (2) a combination of other factors contributing an increase of cash inflows by $4.9 million, including a decrease in purchase of short-term investment by $15.6 million, offset by the decrease in cash received from proceeds from maturities of short-term investments by $9.1 million.

(c)	Financing Activities

Net cash used in financing activities for the three months ended March 31, 2020 was $2.9 million, compared to net cash provided by financing activities of $2.0 million for the same period of 2019, representing an increase in net cash outflows by $4.9 million, which was mainly due to the net effect of (1) a decrease in proceeds from bank loan by $0.9 million, (2) an increase in repayment of bank loans by $4.3 million, and (3) a decrease in payment for common share repurchases by $0.3 million.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following language is added to the risk factor “The audit report included in this annual report is prepared by an auditor that is not inspected by the Public Company Accounting Oversight Board and, as such, you are deprived of the benefits of such inspection” disclosed in Item 1A of the Company’s 2019 Annual Report on Form 10-K:

As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China's, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of Congress that would require the SEC to maintain a list of issuers for which the PCAOB is not able to inspect or investigate an auditor report issued by a foreign public accounting firm. The Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (EQUITABLE) Act prescribes increased disclosure requirements for such issuers and, beginning in 2025, the delisting from national securities exchanges of issuers included on the SEC’s list for three consecutive years.

On May 20, 2020, the U.S. Senate passed S.945, the Holding Foreign Companies Accountable Act. If passed by the U.S. House of Representatives and signed by the U.S. President, this bill would amend the Sarbanes-Oxley Act of 2002 to direct the SEC to prohibit securities of any registrant from being listed on any of the U.S. securities exchanges or traded "over-the-counter" if the auditor of the registrant's financial statements is not subject to PCAOB inspection for three consecutive years. Enactment of any of such legislation or other efforts to increase U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, including us, the market price of our shares could be adversely affected, and we could be delisted if we are unable to cure the situation to meet the PCAOB inspection requirement in time. It is unclear if and when any of such proposed legislation will be enacted. Furthermore, there have been recent media reports on deliberations within the U.S. government regarding potentially limiting or restricting China-based companies from accessing U.S. capital markets. On June 4, 2020, the U.S. President issued a memorandum ordering the President's Working Group on Financial Markets to submit a report to the President within 60 days of the memorandum that includes recommendations for actions that can be taken by the executive branch and by the SEC or the PCAOB with respect to Chinese companies listed on U.S. stock exchanges and their audit firms, in an effort to protect investors in the United States. However, it remains unclear what further actions, if any, will be taken by the U.S. Executive Branch, the SEC and PCAOB. If any such deliberations were to materialize, the resulting legislation may have a material and adverse impact on the stock performance of China-based issuers listed in the United States.

Other than the above, there have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2019 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10SB12G File No. 000-33123).

3.1(ii)	Bylaws (incorporated by reference from the Form 10SB12G File No. 000-33123).

10.1	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006).

10.2	Stock Exchange Agreement dated August 11, 2014 by and among Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., China Automotive Systems, Inc. and Hubei Henglong Automotive System Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q Quarterly Report on August 13, 2014).

10.3	English translation of Joint Venture Contract, dated as of April 27, 2018, by and between Hubei Henglong Automotive System Group Co., Ltd. and KYB (China) Investment Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2018).

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, were filed on June 23, 2020 formatted in Extensible Business Reporting Language (XBRL):
	(i)	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income,

	(ii)	Condensed Unaudited Consolidated Balance Sheets,

	(iii)	Condensed Unaudited Consolidated Statements of Cash Flows, and

	(iv)	related notes

	*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: June 23, 2020	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: June 23, 2020	By:	/s/ Jie Li
Jie Li
Chief Financial Officer