Form 10-Q
period 2020-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2020-08-14
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 14, 2020, the Company had 31,174,045 shares of common stock issued and outstanding.

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

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended June 30,
	2020	2019
Net product sales ($16,105 and $14,310 sold to related parties for the three months ended June 30, 2020 and 2019)	$83,184	$105,748
Cost of products sold ($6,152 and $6,130 purchased from related parties for the three months ended June 30, 2020 and 2019)	75,353	90,563
Gross profit	7,831	15,185
Gain on other sales	838	2,485
Less: Operating expenses
Selling expenses	2,977	3,859
General and administrative expenses	4,759	4,434
Research and development expenses	6,125	6,752
Total operating expenses	13,861	15,045
(Loss)/income from operations	(5,192)	2,625
Other income/(expense), net	1,257	(447)
Interest expense	(446)	(731)
Financial (expense)/income, net	(59)	1,552
(Loss)/income before income tax expenses and equity in earnings/(loss) of affiliated companies	(4,440)	2,999
Less: Income tax (benefit)/expense	(31)	674
Equity in earnings/(loss) of affiliated companies	169	(207)
Net (loss)/income	(4,240)	2,118
Net loss attributable to non-controlling interests	(142)	(332)
Net (loss)/income attributable to parent company’s common shareholders	$(4,098)	$2,450
Comprehensive income:
Net (loss)/income	$(4,240)	$2,118
Other comprehensive income:
Foreign currency translation income/(loss), net of tax	358	(6,881)
Comprehensive loss	(3,882)	(4,763)
Comprehensive loss attributable to non-controlling interests	(86)	(776)
Comprehensive loss attributable to parent company	$(3,796)	$(3,987)

Net (loss)/income attributable to parent company’s common shareholders per share -

Basic	$(0.13)	$0.08

Diluted	$(0.13)	$0.08
Weighted average number of common shares outstanding -
Basic	31,174,045	31,497,723
Diluted	31,174,045	31,499,577

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

 China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Six Months Ended June 30,
	2020	2019
Net product sales ($23,599 and $27,146 sold to related parties for the six months ended June 30, 2020 and 2019)	$156,739	$214,941
Cost of products sold ($9,286 and $11,634 purchased from related parties for the six months ended June 30, 2020 and 2019)	137,756	185,711
Gross profit	18,983	29,230
Gain on other sales	1,438	3,754
Less: Operating expenses
Selling expenses	5,095	6,944
General and administrative expenses	8,188	9,024
Research and development expenses	11,318	13,355
Total operating expenses	24,601	29,323
(Loss)/income from operations	(4,180)	3,661
Other income, net	1,374	960
Interest expense	(811)	(1,299)
Financial (expense)/income, net	(590)	887
(Loss)/income before income tax expenses and equity in (loss)/earnings of affiliated companies	(4,207)	4,209
Less: Income taxes	483	872
Equity in (loss)/earnings of affiliated companies	(178)	4
Net (loss)/income	(4,868)	3,341
Net loss attributable to non-controlling interests	(742)	(575)
Net (loss)/income attributable to parent company’s common shareholders	$(4,126)	$3,916
Comprehensive income:
Net (loss)/income	$(4,868)	$3,341
Other comprehensive income:
Foreign currency translation loss, net of tax	(4,603)	(518)
Comprehensive (loss)/income	(9,471)	2,823
Comprehensive loss attributable to non-controlling interests	(1,139)	(562)
Comprehensive (loss)/income attributable to parent company	$(8,332)	$3,385

Net (loss)/income attributable to parent company’s common shareholders per share -

Basic	$(0.13)	$0.12

Diluted	$(0.13)	$0.12
Weighted average number of common shares outstanding -
Basic	31,174,045	31,501,889
Diluted	31,174,082	31,505,721

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$80,376	$76,715
Pledged cash	25,504	29,688
Accounts and notes receivable, net - unrelated parties	170,059	211,841
Accounts and notes receivable - related parties	18,383	21,164
Inventories	82,861	82,931
Other current assets	37,086	18,974
Total current assets	414,269	441,313
Non-current assets:
Property, plant and equipment, net	131,657	140,481
Land use rights, net	10,062	10,346
Long-term investments	43,774	39,642
Other non-current assets	31,431	28,374
Total assets	$631,193	$660,156

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans	$55,191	$46,636
Accounts and notes payable - unrelated parties	162,803	180,175
Accounts and notes payable - related parties	9,233	6,492
Accrued expenses and other payables	47,758	45,341
Other current liabilities	22,629	25,135
Total current liabilities	297,614	303,779
Long-term liabilities:
Long-term government loans	-	7,167
Other long-term payable	2,998	4,948
Long-term tax payable	23,884	26,693
Other non-current liabilities	8,099	8,010
Total liabilities	$332,595	$350,597

Commitments and Contingencies (See Note 22)

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued - 32,338,302 and 32,338,302 shares as of June 30, 2020 and December 31, 2019, respectively	$3	$3
Additional paid-in capital	64,273	64,466
Retained earnings-
Appropriated	11,265	11,265
Unappropriated	216,383	221,298
Accumulated other comprehensive income	(7,668)	(3,462)
Treasury stock -1,164,257 and 1,164,257 shares as of June 30, 2020 and December 31, 2019, respectively	(4,261)	(4,261)
Total parent company stockholders' equity	279,995	289,309
Non-controlling interests	18,603	20,250
Total stockholders' equity	298,598	309,559
Total liabilities and stockholders' equity	$631,193	$660,156

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss)/income	$(4,868)	$3,341
Adjustments to reconcile net (loss)/income from operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	10,562	9,283
Reversal of provision for doubtful accounts	(239)	(673)
Deferred income taxes	21	(1,124)
Equity in loss/(earnings) of affiliated companies	178	(4)
Government subsidy reclassified from government loans	287	-
Loss/(gain) on fixed assets disposals	42	(733)
(Increase)/decrease in:
Accounts and notes receivable	41,917	969
Inventories	(1,281)	(3,294)
Other current assets	(1,355)	4,760
Increase/(decrease) in:
Accounts and notes payable	(11,924)	(31,049)
Accrued expenses and other payables	2,683	(3,055)
Long-term taxes payable	(2,809)	(2,810)
Other current liabilities	(1,835)	(1,342)
Net cash provided by/(used in) operating activities	31,379	(25,731)
Cash flows from investing activities:
Decrease/(increase) in demand loans and employee housing loans included in other non-current assets	(3)	1,057
Cash received from property, plant and equipment sales	586	700
Payments to acquire property, plant and equipment (including $760 and $2,271 paid to related parties for the six months ended June 30, 2020 and 2019, respectively)	(4,525)	(10,335)
Payments to acquire intangible assets	(390)	(1,387)
Investment under the equity method	(5,360)	(2,348)
Purchase of short-term investments and long-term time deposits	(27,128)	(17,031)
Government subsidy received for purchase of property, plant and equipment	-	1,898
Proceeds from maturities of short-term investments	5,781	17,087
Cash received from long-term investment	448	579
Net cash used in investing activities	(30,591)	(9,780)
Cash flows from financing activities:
Proceeds from bank loans	36,135	29,036
Repayments of bank loans	(33,890)	(18,910)
Repayments of the borrowing for sale and leaseback transaction	(2,041)	(2,116)
Dividends paid to non-controlling interest holders of non-wholly owned subsidiaries	-	(333)
Cash received from capital contributions by non-controlling interest holder	212	1,438
Deemed distribution to shareholders	(88)	-
Acquisition of non-controlling interest	(81)	-
Repurchase of common shares	-	(342)
Net cash provided by financing activities	247	8,773
Effects of exchange rate on cash, cash equivalents and pledged cash	(1,558)	(172)
Net decrease in cash, cash equivalents and pledged cash	(523)	(26,910)
Cash, cash equivalents and pledged cash at beginning of the period	106,403	115,969
Cash, cash equivalents and pledged cash at end of the period	$105,880	$89,059

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

 China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2020 and 2019

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

The Company owns the following aggregate net interests in the following subsidiaries organized in the People's Republic of China, the “PRC,” and Brazil as of June 30, 2020 and December 31, 2019.

	Percentage Interest
Name of Entity	June 30, 2020	December 31, 2019
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	-	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [9]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [10]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [11]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [12]	100.00%	100.00%
Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan” [13]	60.00%	60.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB” [14]	66.60%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong” [15]	51.00%	51.00%
Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun” [16]	70.00%	100.00%
Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong” [17]	100.00%	-

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules. It was merged with Wuhan Chuguanjie in the second quarter of 2020.

5.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.

9.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

10.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

11.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.

12.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.

13.	In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology.

14.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”, which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.

15.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”, which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.

16.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”, which mainly engages in the development, manufacturing and sale of high polymer materials. Hubei Henglong owns 70.0% of the shares of Wuhu Hongrun and has consolidated it since its establishment.

17.	In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million from an entity controlled by Hanlin Chen. Before the acquisition, 52.1% of the shares of Changchun Hualong were ultimately owned by Hanlin Chen and 47.9% of the shares were owned by third parties. Changchun Hualong mainly engages in design and R&D of automotive parts.

2.	Basis of presentation and significant accounting policies

(a)	Basis of Presentation

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

The results of operations for the three months and six months ended June 30, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2020.

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

Business combinations under common control – The Company accounts for business combinations involving entities under common control in accordance with ASC 805 - “Business Combinations”. The consideration paid and net assets obtained by the receiving entity in a business combination are measured at the carrying amount. The difference between the carrying amount of the net assets obtained from the combination and the carrying amount of the consideration paid for the combination is treated as an adjustment to equity. The financial statements of the receiving entity reports results of operations for the period in which the transfer occurs as though the transfer of net assets had occurred at the beginning of the period. Results of operations for that period comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. Similarly, the receiving entity presents the statement of financial position and other financial information as of the beginning of the period as though the assets and liabilities had been transferred at that date.

In April 2020, the Company acquired Changchun Hualong for total consideration of $0.2 million. Before the acquisition, Hanlin Chen, the Company’s ultimate controlling shareholder, owned 52.1% of Changchun Hualong’s shares and the remaining 47.9% of the shares were owned by third parties. Therefore, this transaction was accounted for as a business combination under common control. In accordance with ASC 805 - “Business Combinations”, the consolidated financial statements of the Company were retrospectively adjusted to reflect the results of the acquired business as if it had been acquired at the beginning of the periods presented.

There have been no updates to the significant accounting policies set forth in the notes to the consolidated financial statements for the year ended December 31, 2019, except for the adoption of ASC Topic 326 (Note 2(b)).

3.	Accounts and notes receivable, net

The Company’s accounts and notes receivable, net as of June 30, 2020 and December 31, 2019 are summarized as follows (figures are in thousands of USD):

	June 30, 2020	December 31, 2019
Accounts receivable - unrelated parties	$121,549	$141,423
Notes receivable - unrelated parties	51,786	72,797
Total accounts and notes receivable - unrelated parties	173,335	214,220
Less: allowance for doubtful accounts - unrelated parties	(3,276)	(2,379)
Accounts and notes receivable, net - unrelated parties	170,059	211,841
Accounts and notes receivable - related parties	18,383	21,164
Accounts and notes receivable, net	$188,442	$233,005

Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

As of June 30, 2020 and December 31, 2019, the Company pledged its notes receivable in amounts of $9.7 million and $9.7 million, respectively, as collateral for the government loans (See Note 7).

As of June 30, 2020 and December 31, 2019, the Company pledged its accounts and notes receivable in amounts of $2.2 million and $7.4 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholder upon maturity.

Provision for doubtful accounts and notes receivable reversed in the consolidated statements of operations amounted to $0.2 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively.

During the three months ended June 30, 2020, the Company’s five largest customers accounted for 38.4% of its consolidated net product sales, with one customer accounting for more than 10% of consolidated net sales, i.e., 10.1%. During the six months ended June 30, 2020, the Company’s five largest customers accounted for 44.4% of its consolidated net product sales, with one customer accounting for more than 10% of consolidated net sales, i.e., 21.1%. As of June 30, 2020, approximately 6.7% of accounts receivable were from trade transactions with the aforementioned customer and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

During the three months ended June 30, 2019, the Company’s five largest customers accounted for 46.9% of its consolidated net product sales, with one customer accounting for more than 10% of consolidated net sales, i.e., 22.6%. During the six months ended June 30, 2019, the Company’s five largest customers accounted for 45.1% of its consolidated net product sales, with one customer accounting for more than 10% of consolidated net sales, i.e., 20.2%. As of June 30, 2019, approximately 6.1% of accounts receivable were from trade transactions with the aforementioned customer and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

4.	Inventories

The Company’s inventories as of June 30, 2020 and December 31, 2019 consisted of the following (figures are in thousands of USD):

	June 30, 2020	December 31, 2019
Raw materials	$23,506	$21,464
Work in process	9,177	9,469
Finished goods	50,178	51,998
Total	$82,861	$82,931

The Company recorded $0.6 million and $1.1 million of inventory write-down to cost of product sold for the three months ended June 30, 2020 and 2019, respectively, and $1.4 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively.

5.	Long-term investments

The Company’s long-term investments at June 30, 2020 and December 31, 2019, are summarized as follows (figures are in thousands of USD):

	June 30, 2020	December 31, 2019
Chongqing Venture Fund	$14,830	$15,085
Hubei Venture Fund (1)	13,956	8,730
Suzhou Venture Fund (2)	8,379	9,141
Beijing Henglong	4,722	4,630
Henglong Tianyu	1,057	1,122
Chongqing Jinghua	446	523
Jiangsu Intelligent	384	411
Total	$43,774	$39,642

(1)	During the three and six months ended June 30, 2020, the Company made equity investments of $2.8 million and $5.4 million, respectively, in the Hubei Venture Fund.

(2)	In January 2020, the Suzhou Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $0.4 million.

6.	Property, plant and equipment, net

The Company’s property, plant and equipment, net as of June 30, 2020 and December 31, 2019 are summarized as follows (figures are in thousands of USD):

	June 30, 2020	December 31, 2019
Costs:
Buildings	$51,992	$51,771
Machinery and equipment	203,180	199,592
Electronic equipment	6,262	5,799
Motor vehicles	4,732	5,229
Construction in progress	27,674	33,063
Total amount of property, plant and equipment	293,840	295,454
Less: Accumulated depreciation (1)	(162,183)	(154,973)
Total amount of property, plant and equipment, net (2)(3)	$131,657	$140,481

(1)	Depreciation charges were $5.3 million and $5.3 million for the three months ended June 30, 2020 and 2019, respectively, and $10.6 million and $9.2 million for the six months ended June 30, 2020 and 2019, respectively.

(2)	As of June 30, 2020 and December 31, 2019, the Company pledged property, plant and equipment with net book value of approximately $65.7 million and $50.9 million, respectively, as security for its comprehensive credit facilities with banks in China.

(3)	Interest costs capitalized for the three months ended June 30, 2020 and 2019, were $0.3 million and $0.2 million, respectively, and $0.6 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively.

7.	Loans

Loans consist of the following as of June 30, 2020 and December 31, 2019 (figures are in thousands of USD):

	June 30, 2020	December 31, 2019
Short-term bank loans (1)	$19,564	$23,536
Short-term bank loans (2)	26,445	20,663
Short-term government loan (3)	2,119	2,150
Current portion of long-term government loans (4)(5)	7,063	287
Subtotal	55,191	46,636

Long-term government loans (4)(5)	7,063	7,454
Less: Current portion of long-term government loan (4)(5)	(7,063)	(287)
Subtotal	-	7,167

Total bank and government loans	$55,191	$53,803

(1)	These loans are secured by property, plant and equipment and land use rights of the Company and are repayable within one year (See Note 6). As of June 30, 2020 and December 31, 2019, the weighted average interest rate was 4.1% and 4.8% per annum, respectively.

(2)

On October 27, 2017, Henglong and Hubei Henglong entered into credit facility agreements with China CITIC Bank, the “CITIC Credit Facility”. The maturity date of the CITIC Credit Facility was originally set for October 27, 2018 and was extended to October 26, 2019. On December 5, 2019, the CITIC Credit Facility was further extended to June 5, 2020. The Company is currently in the process of negotiating with the bank to renew the credit facility. The Company’s property, plant and equipment and land use rights with book value amounting to $9.6 million were pledged as collateral for such loans. As of June 30, 2020 and December 31, 2019, the Company has drawn down loans with an aggregate amount of $23.7 million and $20.7 million, respectively.

On March 1, 2019, Henglong and Hubei Henglong entered into credit facility agreements with China Merchants Bank, the “Merchants Credit Facility”. The maturity date of the Merchants Credit Facility was originally set for February 29, 2020. The Company is currently in the process of negotiating with the bank to renew the credit facility. As of June 30, 2020 and December 31, 2019, the Company has drawn down loans with an aggregate amount of $2.7 million and nil, respectively. The Company has pledged cash of $1.1 million as collateral for such loans.

The weighted average interest rate of the loans as of June 30, 2020 and December 31, 2019 was 3.08% and 3.46% per annum, respectively.

(3)	On December 26, 2019, the Company borrowed from the local government a loan of RMB 15.0 million, equivalent to approximately $2.1 million, with an interest rate of 3.48% per annum, which is due for repayment on December 25, 2020. Henglong pledged RMB 17.9 million, equivalent to approximately $2.5 million, of notes receivable as collateral for the local government loans (See Note 3).

(4)	On November 13, 2017, the Company borrowed from the local government a loan of RMB 2.0 million, equivalent to approximately $0.3 million, with an interest rate of 4.75% per annum, which was due for repayment on November 12, 2020. In the first quarter of 2020, the Company received a notice from the government that the loan was reclassified as government subsidy, so repayment was no longer required. As a result, the Company reduced the loan balance and recorded it as other income in the consolidated statements of operations for the six months ended June 30, 2020.

(5)	On August 7 and September 3, 2019, the Company borrowed from the local government loans of RMB 20.0 million and RMB 30.0 million, equivalent to approximately $2.8 million and $4.2 million, respectively. These loans are due for repayment on June 30, 2021 and have an interest rate of 3.80% per annum. Henglong pledged RMB 50.6 million, equivalent to approximately $7.2 million, of notes receivable as collateral for the local government loans (See Note 3).

The Company must use the loans for the purpose as prescribed in the loan contracts. If the Company fails to do so, it will be charged penalty interest and/or trigger early repayment. The Company complied with such financial covenants as of June 30, 2020, and management expects it will continue to comply with them.

8.	Accounts and notes payable

The Company’s accounts and notes payable as of June 30, 2020 and December 31, 2019 are summarized as follows (figures are in thousands of USD):

	June 30, 2020	December 31, 2019
Accounts payable - unrelated parties	$106,297	$110,246
Notes payable - unrelated parties (1)	56,506	69,929
Accounts and notes payable - unrelated parties	162,803	180,175
Accounts and notes payable - related parties	9,233	6,492
Total	$172,036	$186,667

(1)	Notes payable represent payables in the form of notes issued by the bank. As of June 30, 2020 and December 31, 2019, the Company has pledged cash of $24.2 million and $29.7 million, respectively; has pledged accounts and notes receivable of $2.2 million and $7.4 million, respectively; has used $31.9 million and $37.8 million, respectively, of its credit facilities that are pledged by property, plant and equipment with net book value of $65.7 million and $50.9 million, respectively; and has pledged land use right with net book value of $5.3 million and $5.5 million, respectively, as collateral for banks to endorse the payment to the noteholder upon maturity.

9.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of June 30, 2020 and December 31, 2019 are summarized as follows (figures are in thousands of USD):

	June 30, 2020	December 31, 2019
Accrued expenses	$6,309	$6,306
Accrued interest	631	104
Current portion of other long-term payable (See Note 10)	3,671	3,593
Other payables	2,692	2,431
Dividends payable to holders of non-controlling interests	424	-
Warranty reserves (1)	34,031	32,907
Total	$47,758	$45,341

(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three and six months ended June 30, 2020 and 2019, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of the period	$32,642	$32,157	$32,907	$31,085
Additions during the period	4,927	4,725	8,355	7,501
Settlement within the period	(3,564)	(5,289)	(6,739)	(7,583)
Foreign currency translation loss/(gain)	26	(657)	(492)	(67)
Balance at end of the period	$34,031	$30,936	$34,031	$30,936

10.	Other long-term payable

On January 31, 2018, the Company entered into an equipment sales agreement with a third party (the “buyer-lessor”) and simultaneously entered into a four-year contract to lease back the equipment from the buyer-lessor. The carrying value of the equipment was RMB 91.3 million (equivalent to $12.9 million as of June 30, 2020) and the sales price was RMB 100 million (equivalent to $14.1 million as of June 30, 2020). Pursuant to the terms of the contract, the Company is required to pay to the buyer-lessor lease payments over 4 years with a quarterly payment of approximately $1.0 million and is entitled to obtain the ownership of this equipment at a nominal price upon the expiration of the lease. The Company is of the view that the transaction does not qualify as a sale. Therefore, the transaction was accounted for as a financing transaction by the Company. As of June 30, 2020, $3.7 million was recognized as other payable (See Note 9) and $3.0 million was recognized as other long-term payable to the buyer-lessor according to the contract term.

11.	Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the three and six months ended June 30, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of the period	$64,437	$64,466	$64,466	$64,466
Acquisition of the non-controlling interest in USAI	-	-	(29)	-
Acquisition of the non-controlling interest in Changchun Hualong (1)	(76)	-	(76)	-
Deemed distribution to shareholders (1)	(88)	-	(88)	-
Balance at end of the period	$64,273	$64,466	$64,273	$64,466

(1)	In April 2020, the Company acquired Changchun Hualong for total consideration of $0.2 million. Before acquisition, Hanlin Chen, the Company’s ultimate controlling shareholder owned 52.1% of Changchun Hualong’s shares and the remaining 47.9% were owned by third parties. Therefore, this transaction was accounted for as a business combination under common control. In accordance with ASC 805 - “Business Combinations”, the consolidated financial statements of the Company were retrospectively adjusted to reflect the results of the acquired business as if it had been acquired at the beginning of the periods presented.

12.	Retained earnings

Appropriated

Pursuant to the relevant PRC laws, the profits distribution of the Company’s subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10% of their respective after-tax profits each year. When the statutory surplus reserve reaches 50% of the registered capital of a company, no additional reserve is required. For the three months ended June 30, 2020 and 2019, no statutory reserve was appropriated by the subsidiaries in China.

The Company’s activities in respect of the amounts of appropriated retained earnings for the three and six months ended June 30, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of the period	$11,265	$11,104	$11,265	$11,104
Balance at end of the period	$11,265	$11,104	$11,265	$11,104

 Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three and six months ended June 30, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of the period	$220,481	$212,963	$221,298	$211,497
Cumulative effect of accounting change - credit loss	-	-	(789)	-
Net (loss)/income attributable to parent company	(4,098)	2,450	(4,126)	3,916
Balance at end of the period	$216,383	$215,413	$216,383	$215,413

13.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of accumulated other comprehensive income for the three and six months ended June 30, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of the period	$(7,970)	$7,761	$(3,462)	$1,855
Foreign currency translation adjustment attributable to parent company	302	(6,382)	(4,206)	(476)
Balance at end of the period	$(7,668)	$1,379	$(7,668)	$1,379

14.	Treasury stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On December 5, 2018, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through December 4, 2019. The Board of Directors of the Company approved the extension of such program to December 4, 2020. As of each of June 30, 2020 and December 31, 2019, the Company had cumulatively repurchased 1,164,257 shares of the Company’s common stock since the inception of the program. The repurchased shares are presented as “treasury stock” on the balance sheet.

15.	Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three and six months ended June 30, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of the period	$18,694	$19,251	$20,250	$19,037
Net loss attributable to non-controlling interests	(142)	(332)	(742)	(575)
Acquisition of the non-controlling interest in USAI	-	-	29	-
Acquisition of the non-controlling interest in Changchun Hualong	(5)	-	(5)	-
Cumulative effect of accounting change - credit loss	-	-	(102)	-
Dividends declared to non-controlling interest holders of non-wholly owned subsidiaries	-	(333)	(430)	(333)
Contribution by non-controlling shareholder of Wuhan Hyoseong	-	1,438	-	1,438
Foreign currency translation adjustment attributable to non-controlling interests	56	(499)	(397)	(42)
Balance at end of the period	$18,603	$19,525	$18,603	$19,525

16.	Net product sales

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

Contract liabilities are mainly customer deposits. As of June 30, 2020 and December 31, 2019, the Company has customer deposits of $1.6 million and $1.3 million, respectively, which were included in other current liabilities on the consolidated balance sheets. During the six months ended June 30, 2020, $1.1 million was received and $0.8 million (including $0.8 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

17.	Financial (expense)/income, net

During the three and six months ended June 30, 2020 and 2019, the Company’s financial (expense)/income is summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$397	$714	$748	$1,477
Foreign exchange gain/(loss), net	(413)	853	(1,124)	(396)
Bank charges	(43)	(15)	(214)	(194)
Total financial (expense)/income, net	$(59)	$1,552	$(590)	$887

18.	Income tax

Income tax benefit was $0.1 million and income tax expense was $0.7 million for the three months ended June 30, 2020 and 2019, respectively. Income tax expense was $0.5 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively. The increase in income tax benefit was primarily due to the increase in loss before income tax expenses.

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

The calculations of basic and diluted income per share attributable to the parent company for the three months ended June 30, 2020 and 2019, were as follows (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended June 30,
	2020	2019
Numerator:
Net (loss)/income attributable to the parent company’s common shareholders - Basic and Diluted	$(4,098)	$2,450
Denominator:
Weighted average shares outstanding	31,174,045	31,497,723
Dilutive effects of stock options	-	1,854
Denominator for dilutive income per share - Diluted	31,174,045	31,499,577

Net (loss)/income per share attributable to parent company’s common shareholders - Basic	$(0.13)	$0.08
Net (loss)/income per share attributable to parent company’s common shareholders - Diluted	$(0.13)	$0.08

The calculations of basic and diluted income per share attributable to the parent company for the six months ended June 30, 2020 and 2019, were as follows (figures are in thousands of USD, except share and per share amounts):

	Six Months Ended June 30,
	2020	2019
Numerator:
Net (loss)/income attributable to the parent company’s common shareholders - Basic and Diluted	$(4,126)	$3,916
Denominator:
Weighted average shares outstanding	31,174,045	31,501,889
Dilutive effects of stock options	37	3,832
Denominator for dilutive income per share - Diluted	31,174,082	31,505,721

Net (loss)/income per share attributable to parent company’s common shareholders - Basic	$(0.13)	$0.12
Net (loss)/income per share attributable to parent company’s common shareholders - Diluted	$(0.13)	$0.12

As of June 30, 2020 and 2019, the exercise prices for 30,000 shares and 112,500 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the three months ended June 30, 2020 and 2019, respectively. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

As of June 30, 2020 and 2019, the exercise prices for 22,500 shares and 112,500 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the six months ended June 30, 2020 and 2019, respectively. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

21.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended June 30,
	2020	2019
Merchandise sold to related parties	$16,105	$14,310
Materials and others sold to related parties	446	435
Rental income obtained from related parties	164	121
Total	$16,715	$14,866

	Six Months Ended June 30,
	2020	2019
Merchandise sold to related parties	$23,599	$27,146
Materials and others sold to related parties	716	896
Rental income obtained from related parties	241	201
Total	$24,556	$28,243

Related purchases

	Three Months Ended June 30,
	2020	2019
Materials purchased from related parties	$6,152	$6,130
Equipment purchased from related parties	518	1,511
Others purchased from related parties	-	10
Total	$6,670	$7,651

	Six Months Ended June 30,
	2020	2019
Materials purchased from related parties	$9,286	$11,634
Equipment purchased from related parties	587	2,271
Others purchased from related parties	4	21
Total	$9,877	$13,926

Related receivables

	June 30, 2020	December 31, 2019
Accounts and notes receivable from related parties	$18,383	$21,164

Related advance payments

	June 30, 2020	December 31, 2019
Advance payments for property, plant and equipment to related parties	$2,446	$2,311
Advance payments and others to related parties	1,004	1,287
Total	$3,450	$3,598

Related payables

	June 30, 2020	December 31, 2019
Accounts and notes payable	$9,233	$6,492

These transactions were consummated under similar terms as those with the Company's third-party customers and suppliers.

As of August 14, 2020, Hanlin Chen, the chairman of the board of directors of the Company, owns 57.3% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of June 30, 2020 (figures are in thousands of USD):

	Payment obligations by period
	2020	2021	2022	Thereafter	Total
Obligations for investment contracts (1)	$2,062	$424	$-	$-	$2,486
Obligations for purchasing and service agreements	19,044	7,481	-	-	26,525
Total	$21,106	$7,905	$-	$-	$29,011

(1)

In April 2019, Hubei Henglong entered into an agreement with other parties and committed to contribute RMB 5.0 million, equivalent to approximately $0.7 million, to Jiangsu Intelligent Networking Automotive Innovation Center Co. Ltd., “Jiangsu Intelligent”, representing 19.2% of Jiangsu Intelligent’s shares. As of June 30, 2020, Hubei Henglong has completed a capital contribution of RMB 3.0 million, equivalent to approximately $0.4 million. According to the agreement, the remaining capital commitment of RMB 2.0 million, equivalent to approximately $0.3 million, will be paid in 2020.

In November 2019, Hubei Henglong entered into an agreement with other parties and committed to purchase 70% of the shares of Hefei Senye Light Plastic Technology Co., Ltd. for total consideration of RMB 33.6 million, equivalent to approximately $4.8 million. As of June 30, 2020, Hubei Henglong has paid the amount of RMB 18.0 million, equivalent to approximately $2.5 million, which was reported in other non-current assets as the transfer of shares had not been consummated. According to the agreement, of the remaining consideration of RMB 15.6 million, equivalent to approximately $2.2 million, $1.8 million will be paid in 2020 and the remaining $0.4 million will be paid in 2021.

23.	Off-balance sheet arrangements

As of June 30, 2020 and December 31, 2019, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of June 30, 2020, the Company had 15 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu, Henglong KYB and Hubei Henglong), and one holding company (Genesis). The other nine sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

As of June 30, 2019, the Company had 15 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu, Henglong KYB and Hubei Henglong), and one holding company (Genesis). The other nine sectors were engaged in the production and sale of sensor modular (USAI), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

The Company’s product sector information for the three months and six months ended June 30, 2020 and 2019, is as follows (figures are in thousands of USD):

	Net Product Sales		Net (Loss)/Income
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Henglong	$35,743	$36,575	$191	$2,208
Jiulong	26,310	26,638	574	1,192
Shenyang	3,445	5,411	505	704
Wuhu	2,718	4,238	84	(212)
Hubei Henglong	11,419	27,584	(1,913)	2,419
Henglong KYB	12,563	18,878	(532)	(1,469)
Other Entities	12,829	15,353	(585)	1,296
Total Segments	105,027	134,677	(1,676)	6,138
Corporate	-	-	(1,027)	(1,163)
Eliminations	(21,843)	(28,929)	(1,537)	(2,857)
Total	$83,184	$105,748	$(4,240)	$2,118

	Net Product Sales		Net (Loss)/Income
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Henglong	$59,650	$77,539	$(491)	$87
Jiulong	39,069	48,760	(876)	2,360
Shenyang	6,238	10,306	335	405
Wuhu	5,521	11,236	323	(387)
Hubei Henglong	39,551	55,759	2,152	3,791
Henglong KYB	18,689	38,832	(1,439)	(1,865)
Other Entities	22,311	32,649	(2,520)	2,750
Total Segments	191,029	275,081	(2,516)	7,141
Corporate	-	-	(1,088)	(1,464)
Eliminations	(34,290)	(60,140)	(1,264)	(2,336)
Total	$156,739	$214,941	$(4,868)	$3,341

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Most of the Company’s production and research and development institutes are located in China. The Company has approximately 4,121 employees dedicated to design, development, manufacture and sales of its products. By leveraging its extensive experience, innovative technology and geographic strengths, the Company aims to grow leading positions in automotive power steering systems and to further improve overall margins, long-term operating profitability and cash flows. To achieve these goals and to respond to industry factors and trends, the Company is continuing work to improve its operations and business structure and achieve profitable growth.

As a result of COVID-19 outbreak in the first quarter of 2020, the Company’s business operations, financial condition and operating results were significantly impacted. The Company’s net product sales decreased by 21.3% and gross profit margin decreased by 4.9% primarily due to the sharp decline of export sales as a result of the shut down of operations by the Company’s major customers in U.S. in the second quarter of 2020 compared with the same period of last year. The Company’s net product sales decreased by 27.4% and gross profit margin decreased by 1.5% in the first half of 2020 compared with the same period of last year. In addition, the Company’s businesses, results of operations, financial position and cash flows are anticipated to be materially and adversely affected in the rest of 2020 with potential continuing impacts on subsequent periods, including but not limited to the material adverse impact on the Company’s revenues as result of the suspension of operations, interruption of supply chain and reduction of demand by the Company’s customers. Because of the significant uncertainties surrounding COVID-19, which are still evolving, the extent of the business disruption, including the duration and the related financial impact on subsequent periods cannot be reasonably estimated at this time. See “Item 1A. Risk Factors—Our business operations have been and may continue to be materially and adversely affected by the outbreak of the coronavirus disease (COVID-19)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Corporate Structure

The Company, through its subsidiaries, engages in the manufacture and sales of automotive systems and components. Great Genesis Holdings Limited, a company incorporated in Hong Kong on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company and the holding company of the Company’s joint ventures in the PRC. Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development support. CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong,” was established by Hubei Henglong Automotive System Group Co., Ltd., formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., “Hubei Henglong,” as a Sino-foreign joint venture company with two Brazilian citizens in Brazil in August 2012. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction. Fujian Qiaolong was acquired by the Company in the second quarter of 2014, as a joint venture company that mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles, which was disposed of by the Company in the second quarter of 2016. USAI was established in 2005, and the Company and Hubei Wanlong owned 83.34% and 16.66%, respectively. During the first quarter of 2020, USAI merged with and into Wuhan Chuguanjie, a wholly-owned subsidiary of Wuhan Jielong, and deregistered from the local business administration on April 28, 2020. Following the merger, 85.0% of Wuhan Chuguanjie was owned by the Company and 15.0% was owned by Hubei Wanlong. In April 2020, Hubei Henglong acquired 100.00% of the shares of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration RMB 1.20 million, equivalent to approximately $0.2 million. Changchun Hualong mainly engages in design and R&D of automotive parts. Following the acquisition, Changchun Hualong was a wholly-owned subsidiary of the Company.

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

Results of Operations - Three Months Ended June 30, 2020 and 2019

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Three Months Ended June 30,
	2020	2019	Change	Change%
Net product sales	$83,184	$105,748	$(22,564)	-21.3%
Cost of products sold	75,353	90,563	(15,210)	-16.8
Gain on other sales	838	2,485	(1,647)	-66.3
Selling expenses	2,977	3,859	(882)	-22.9
General and administrative expenses	4,759	4,434	325	7.3
Research and development expenses	6,125	6,752	(627)	-9.3
Other income/(expense), net	1,257	(447)	1,704	-381.2
Interest expense	(446)	(731)	285	-39.0
Income tax (benefit)/expense	(31)	674	(705)	-104.6
Net (loss)/income	(4,240)	2,118	(6,358)	-300.2
Net loss attributable to non-controlling interests	(142)	(332)	190	-57.2
Net (loss)/income attributable to parent company’s common shareholders	(4,098)	2,450	(6,548)	-267.3%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2020	2019	Change		2020	2019	Change
Henglong	$35,743	$36,575	$(832)	-2.3%	$33,060	$36,311	$(3,251)	-9.0%
Jiulong	26,310	26,638	(328)	-1.2	23,823	23,339	484	2.1
Shenyang	3,445	5,411	(1,966)	-36.3	2,755	4,208	(1,453)	-34.5
Wuhu	2,718	4,238	(1,520)	-35.9	2,392	4,096	(1,704)	-41.6
Hubei Henglong	11,419	27,584	(16,165)	-58.6	12,068	21,812	(9,744)	-44.7
Henglong KYB	12,563	18,878	(6,315)	-33.5	12,060	17,676	(5,616)	-31.8
Other Entities	12,829	15,353	(2,524)	-16.4	9,498	12,590	(3,092)	-24.6
Total Segments	105,027	134,677	(29,650)	-22.0	95,656	120,032	(24,376)	-20.3
Elimination	(21,843)	(28,929)	7,086	-24.5	(20,303)	(29,469)	9,166	-31.1
Total	$83,184	$105,748	$(22,564)	-21.3%	$75,353	$90,563	$(15,210)	-16.8%

Net Product Sales

Net product sales were $83.2 million for the three months ended June 30, 2020, compared to $105.7 million for the same period in 2019, representing a decrease of $22.5 million, or 21.3%, mainly due to the impact of COVID-19.

Net sales of traditional steering products and parts were $67.7 million for the three months ended June 30, 2020, compared to $83.1 million for the same period in 2019, representing a decrease of $15.4 million, or18.5%. Net sales of electric power steering (“EPS”) were $15.5 million for the three months ended June 30, 2020 and $22.6 million for the same period in 2019, representing a decrease of $7.1 million, or 31.4%. As a percentage of net sales, sales of EPS were 18.6% for the three months ended June 30, 2020, compared with 21.4% for the same period in 2019.

The decrease in net product sales was due to the effects of three major factors: i) the decrease in sales volume led to a sales decrease of $10.8 million due to the decline of demand as a result of the suspension of manufacturing and operations of the Company’s customers due to the impact of COVID-19 around the world; ii) the decrease in average selling price of steering gears led to a sales decrease of $5.9 million; and iii) the depreciation of the RMB against the U.S. dollar in this quarter compared to the same quarter last year, resulting in a sales decrease of $5.8 million.

Further analysis by segment (before elimination) is as follows:

•	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $35.7 million for the three months ended June 30, 2020, compared with $36.6 million for the three months ended June 30, 2019, representing a decrease of $0.9 million, or 2.5%. A decrease in sales volume led to a sales decrease of $2.3 million, an increase in selling price led to a sales increase of $3.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $2.2 million.

•

Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $26.3 million for the three months ended June 30, 2020, compared with $26.6 million for the three months ended June 30, 2019, representing a decrease of $0.3 million, or 1.1%. An increase in sales volume led to a sales increase of $2.8 million, a decrease in selling price led to a sales decrease of $2.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.0 million.

•	Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., Ltd. (“Jinbei”), one of the major automotive manufacturers in China. Net product sales for Shenyang were $3.4 million for the three months ended June 30, 2020, compared to $5.4 million for the same period in 2019, representing a decrease of $2.0 million, or 37.0%. A decrease in sales volume led to a sales decrease of $1.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.2 million.

•	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd. (“Chery”), one of the major automotive manufacturers in China. Net product sales for Wuhu were $2.7 million for the three months ended June 30, 2020, compared to $4.2 million for the same period in 2019, representing a decrease of $1.5 million, or 35.7%. A decrease in sales volumes led to a sales decrease of $1.5 million, an increase in selling prices led to a sales increase of $0.2 million and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.2 million.

•	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $11.4 million for the three months ended June 30, 2020, compared with $27.6 million for the three months ended June 30, 2019, representing a decrease of $16.2 million, or 58.7%. A decrease in sales volume led to a sales decrease of $12.3 million, a decrease in selling price led to a sales decrease of $2.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.1 million.

•	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $12.6 million for the three months ended June 30, 2020, compared with $18.9 million for the three months ended June 30, 2019, representing a decrease of $6.3 million, or 33.3%. A decrease in sales volume led to a sales decrease of $4.5 million, a decrease in selling price led to a sales decrease of $1.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.7 million.

•	Net product sales for other entities were $12.8 million for the three months ended June 30, 2020, compared to $15.4 million for the same period in 2019, representing a decrease of $2.6 million, or 16.9%, mainly caused by decreases in sales of Jielong, Wuhu and Chongqing.

Cost of Products Sold

For the three months ended June 30, 2020, the cost of products sold was $75.4 million, compared to $90.6 million for the same period of 2019, representing a decrease of $15.2 million, or 16.8%. The decrease in cost of sales was mainly due to the effect of the following major factors: i) the decrease in unit price led to a cost of sales decrease of $3.3 million; ii) the decrease in sales volume led to a cost of sales decrease of $7.0 million; and iii) the depreciation of the RMB against the U.S. dollar resulted in a cost of sales decrease of $4.9 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $33.1 million for the three months ended June 30, 2020, compared to $36.3 million for the same period of 2019, representing a decrease of $3.2 million, or 8.8%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $2.2 million, an increase in unit cost resulting in a cost of sales increase of $0.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $1.8 million.

•

Cost of products sold for Jiulong was $23.8 million for the three months ended June 30, 2020, compared to $23.3 million for the same period of 2019, representing an increase of $0.5 million, or 2.1%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $2.3 million, a decrease in unit cost resulting in a cost of sales decrease of $0.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.9 million.

•	Cost of products sold for Shenyang was $2.8 million for the three months ended June 30, 2020, compared to $4.2 million for the same period of 2019, representing a decrease of $1.4 million, or 33.3%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $1.5 million, an increase in unit cost resulting in a cost of sales increase of $0.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.1 million.

•	Cost of products sold for Wuhu was $2.4 million for the three months ended June 30, 2020, compared to $4.1 million for the same period of 2019, representing a decrease of $1.7 million, or 41.5%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $1.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.2 million.

•	Cost of products sold for Hubei Henglong was $12.1 million for the three months ended June 30, 2020, compared to $21.8 million for the same period of 2019, representing a decrease of $9.7 million, or 44.5%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $11.4 million, an increase in unit cost resulting in a cost of sales increase of $2.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.8 million.

•	Cost of products sold for Henglong KYB was $12.1 million for the three months ended June 30, 2020, compared to $17.7 million for the same period of 2019, representing a decrease of $5.6 million, or 31.6%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $4.0 million, a decrease in unit cost resulting in a cost of sales decrease of $0.9 million, and the depreciation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.7 million.

•	Cost of products sold for other entities was $9.5 million for the three months ended June 30, 2020, compared to $12.6 million for the same period in 2019, representing a decrease of $3.1 million, or 24.6%.

Gross margin was 9.4% for the three months ended June 30, 2020, compared to 14.4% for the same period of 2019, representing a decrease of 5.0%, mainly due to the changes in the product mix for the three months ended June 30, 2020. There was a significant decline in export sales to United States, which were the Company’s highest gross margin products, due to COVID-19, which resulted in the temporary shutdown of operations of our major customers in the second quarter of 2020.

Selling Expenses

Selling expenses were $3.0 million for the three months ended June 30, 2020, as compared with $3.9 million for the same period of 2019, representing a decrease of $0.9 million, or 23.1%, which was primarily due to lower freight expenses, resulting from the suspension of Hubei Henglong’s operations for most of the quarter due to the COVID-19 pandemic.

General and Administrative Expenses

General and administrative expenses were $4.8 million for the three months ended June 30, 2020, as compared to $4.4 million for the same period of 2019, representing an increase of $0.4 million, or 9.1%, which was primarily due to higher office expenses.

Research and Development Expenses

Research and development expenses were $6.1 million for the three months ended June 30, 2020, as compared to $6.8 million for the three months ended June 30, 2019, representing a decrease of $0.7 million, or 10.3%, which was mainly due to cost control on research and development expenditures.

Other Income/(Expense), Net

Other income, net was $1.3 million for the three months ended June 30, 2020, compared to other expense, net of $0.4 million for the three months ended June 30, 2019, representing an increase of $1.7 million, which was mainly due to the various government subsidies of $1.8 million received in the second quarter of 2020, whereas only $0.2 million was received in the same period of last year.

Interest Expense

Interest expense was $0.4 million for the three months ended June 30, 2020, compared to $0.7 million for the three months ended June 30, 2019, which was primarily due to higher capitalized interest recognized in the second quarter of 2020.

Income Taxes

Income tax benefit was $0.1 million for the three months ended June 30, 2020, compared to income tax expense of $0.7 million for the three months ended June 30, 2019, which was due to the increase in loss before income tax expenses of $7.4 million.

Net Loss Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests amounted to $0.1 million for the three months ended June 30, 2020, compared to 0.3 million for the three months ended June 30, 2019.

Net (Loss)/Income Attributable to Parent Company’s Common Shareholders

Net loss attributable to parent company’s common shareholders was $4.1 million for the three months ended June 30, 2020, compared to net income attributable to parent company’s common shareholders of $2.5 million for the three months ended June 30, 2019, representing an increase in net loss of $6.6 million.

Results of Operations - Six Months Ended June 30, 2020 and 2019

 Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Six Months Ended June 30,
	2020	2019	Change	Change%
Net product sales	$156,739	$214,941	$(58,202)	-27.1%
Cost of products sold	137,756	185,711	(47,955)	-25.8
Gain on other sales	1,438	3,754	(2,316)	-61.7
Selling expenses	5,095	6,944	(1,849)	-26.6
General and administrative expenses	8,188	9,024	(836)	-9.3
Research and development expenses	11,318	13,355	(2,037)	-15.3
Other income, net	1,374	960	414	43.1
Interest expense	(811)	(1,299)	488	-37.6
Income taxes	483	872	(389)	-44.6
Net (loss)/income	(4,868)	3,341	(8,209)	-245.7
Net loss attributable to non-controlling interests	(742)	(575)	(167)	29.0
Net (loss)/income attributable to parent company’s common shareholders	(4,126)	3,916	(8,042)	-205.4%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2020	2019	Change		2020	2019	Change
Henglong	$59,650	$77,539	$(17,889)	-23.1%	$56,129	$77,053	$(20,924)	-27.2%
Jiulong	39,069	48,760	(9,691)	-19.9	37,170	42,176	(5,006)	-11.9
Shenyang	6,238	10,306	(4,068)	-39.5	5,176	8,754	(3,578)	-40.9
Wuhu	5,521	11,236	(5,715)	-50.9	4,767	10,841	(6,074)	-56.0
Hubei Henglong	39,551	55,759	(16,208)	-29.1	31,375	43,732	(12,357)	-28.3
Henglong KYB	18,689	38,832	(20,143)	-51.9	18,143	36,806	(18,663)	-50.7
Other Entities	22,311	32,649	(10,338)	-31.7	17,886	27,214	(9,328)	-34.3
Total Segments	191,029	275,081	(84,052)	-30.6	170,646	246,576	(75,930)	-30.8
Elimination	(34,290)	(60,140)	25,850	-43.0	(32,890)	(60,865)	27,975	-46.0
Total	$156,739	$214,941	$(58,202)	-27.1%	$137,756	$185,711	$(47,955)	-25.8%

Net Product Sales

Net product sales were $156.7 million for the six months ended June 30, 2020, compared to $214.9 million for the same period of 2019, representing a decrease of $58.2 million, or 27.1%, mainly due to the impact of the COVID-19 pandemic.

Net sales of traditional steering products and parts were $133.1 million for the six months ended June 30, 2020, compared to $170.0 million for the same period in 2019, representing a decrease of $36.9 million, or 21.7%. Net sales of electric power steering (“EPS”) were $23.6 million for the six months ended June 30, 2020 and $44.9 million for the same period in 2019, representing a decrease of $21.3 million, or 47.4%. As a percentage of net sales, sales of EPS were 15.1% for the six months ended June 30, 2020, compared to 20.9% for the same period in 2019.

The decrease in net product sales was due to the effects of three major factors: i) the decrease in sales volume led to a sales decrease of $41.2 million due to the significant decline of demand as a result of the suspension of manufacturing and operations of the Company’s customers due to COVID-19; ii) the decrease in average selling price of steering gears led to a sales decrease of $7.5 million; and iii) the depreciation of the RMB against the U.S. dollar in this period compared to the same period last year resulted in a sales decrease of $9.5 million.

Further analysis by segment (before elimination) is as follows:

•	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $59.7 million for the six months ended June 30, 2020, compared with $77.5 million for the six months ended June 30, 2019, representing a decrease of $17.8 million, or 23.0%. A decrease in sales volume led to a sales decrease of $20.1 million, an increase in selling price led to a sales increase of $5.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $2.7 million.

•

Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $39.1 million for the six months ended June 30, 2020, compared with $48.8 million for the six months ended June 30, 2019, representing a decrease of $9.7 million, or 19.9%. A decrease in sales volume led to a sales decrease of $4.9 million, a decrease in selling price led to a sales decrease of $3.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.7 million.

•	Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., Ltd., “Jinbei”, one of the major automotive manufacturers in China. Net product sales for Shenyang were $6.2 million for the six months ended June 30, 2020, compared to $10.3 million for the same period in 2019, representing a decrease of $4.1 million, or 39.8%. A decrease in sales volumes led to a sales decrease of $3.4 million, a decrease in selling price led to a sales decrease of $0.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.4 million.

•	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd., “Chery”, one of the major automotive manufacturers in China. Net product sales for Wuhu were $5.5 million for the six months ended June 30, 2020, compared to $11.2 million for the same period in 2019, representing a decrease of $5.7 million, or 50.9%. A decrease in sales volume led to a sales decrease of $5.9 million, an increase in selling price led to a sales increase of $0.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.4 million.

•	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $39.6 million for the six months ended June 30, 2020, compared to $55.8 million for the same period in 2019, representing a decrease of $16.2 million, or 29.0%. A decrease in sales volume led to a sales decrease of $11.3 million, a decrease in selling price led to a sales decrease of $2.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $2.0 million.

•	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $18.7 million for the six months ended June 30, 2020, compared with $38.8 million for the six months ended June 30, 2019, representing a decrease of $20.1 million, or 51.8%. A decrease in sales volume led to a sales decrease of $16.8 million, a decrease in selling price led to a sales decrease of $1.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.4 million.

•	Net product sales for other entities were $22.3 million for the six months ended June 30, 2020, compared to $32.6 million for the same period in 2019, representing a decrease of $10.3 million, or 31.6%.

Cost of Products Sold

For the six months ended June 30, 2020, the cost of products sold was $137.8 million, compared to $185.7 million for the same period of 2019, representing a decrease of $47.9 million, or 25.8%. The decrease in cost of sales was mainly due to the effect of the following major factors: i) the decrease in sales volumes led to a cost of sales decrease of $35.3 million; ii) the decrease in unit cost led to a cost of sales decrease of $4.1 million; and iii) the depreciation of the RMB against the U.S. dollar resulted in a cost of sales decrease of $8.5 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $56.1 million for the six months ended June 30, 2020, compared to $77.1 million for the same period of 2019, representing a decrease of $21.0 million, or 27.2%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $20.3 million, an increase in unit cost resulting in a cost of sales increase of $2.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $2.7 million.

•

Cost of products sold for Jiulong was $37.2 million for the six months ended June 30, 2020, compared to $42.2 million for the same period of 2019, representing a decrease of $5.0 million, or 11.8%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $4.2 million, an increase in unit cost resulting in a cost of sales increase of $0.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $1.5 million.

•	Cost of products sold for Shenyang was $5.2 million for the six months ended June 30, 2020, compared to $8.8 million for the same period of 2019,representing a decrease of $3.6 million, or 40.9%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $3.1 million, a decrease in unit cost resulting in a cost of sales decrease of $0.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.3 million.

•	Cost of products sold for Wuhu was $4.8 million for the six months ended June 30, 2020, compared to $10.8 million for the same period of 2019, representing a decrease of $6.0 million, or 55.6%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $5.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.4 million.

•	Cost of products sold for Hubei Henglong was $31.4 million for the six months ended June 30, 2020, compared to $43.7 million for the same period of 2019, representing a decrease of $12.3 million, or 28.1%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $11.2 million, an increase in unit cost resulting in a cost of sales increase of $0.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $1.5 million.

•	Cost of products sold for Henglong KYB was $18.1 million for the six months ended June 30, 2020, compared to $36.8 million for the same period of 2019, representing a decrease of $18.7 million, or 50.8%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $16.0 million, a decrease in unit cost resulting in a cost of sales decrease of $1.4 million, and the depreciation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $1.3 million.

•	Cost of products sold for other entities was $17.9 million for the six months ended June 30, 2020, compared to $27.2 million for the same period in 2019, representing a decrease of $9.3 million, or 34.2%.

Gross margin was 12.1% for the six months ended June 30, 2020, compared to 13.6% for the same period of 2019.

Selling Expenses

Selling expenses were $5.1 million for the six months ended June 30, 2020, as compared with $6.9 million for the same period of 2019, representing a decrease of $1.8 million, or 26.1%, which was primarily due to the lower freight expenses, resulting from the temporary suspension of the Company’s operations due to the COVID-19 pandemic.

General and Administrative Expenses

General and administrative expenses were $8.2 million for the six months ended June 30, 2020, as compared to $9.0 million for the same period of 2019, representing a decrease of $0.8 million, or 8.9%, which was mainly due to lower office expenses, resulting from the temporary suspension of the Company’s operations due to the COVID-19 pandemic.

Research and Development Expenses

Research and development expenses were $11.3 million for the six months ended June 30, 2020, as compared to $13.4 million for the six months ended June 30, 2019, representing a decrease of $2.1 million, or 15.7%, which was mainly due to cost control on research and development expenditures and the temporary suspension of the Company’s operations due to the COVID-19 pandemic.

Other Income, Net

Other income, net was $1.4 million for the six months ended June 30, 2020, compared to $1.0 million for the six months ended June 30, 2019, representing an increase of $0.4 million, which was mainly due to the various government subsidies of $2.3 million received in the first half of 2020, whereas only $1.6 million was received in the same period of last year.

Interest Expense

Interest expense was $0.8 million for the six months ended June 30, 2020, compared to $1.3 million for the six months ended June 30, 2019, primarily as a result of higher capitalized interest recognized in 2020.

Income Taxes

Income tax expense was $0.5 million for the six months ended June 30, 2020, compared to $0.9 million for the six months ended June 30, 2019, which was due to the increase in loss before income tax expenses of $8.4 million.

Net Loss Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests amounted to $0.7 million for the six months ended June 30, 2020, compared to $0.6 million for the six months ended June 30, 2019.

Net (Loss)/Income Attributable to Parent Company’s Common Shareholders

Net loss attributable to parent company’s common shareholders was $4.1 million for the six months ended June 30, 2020, compared to net income attributable to parent company’s common shareholders of $3.9 million for the six months ended June 30, 2019, representing an increase in net loss of $8.0 million.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of June 30, 2020, the Company had cash and cash equivalents and short-term investments of $103.1 million, compared to $82.5 million as of December 31, 2019, representing an increase of $20.6 million, or 25.0%.

The Company had working capital (total current assets less total current liabilities) of $116.7 million as of June 30, 2020, compared to $137.5 million as of December 31, 2019, representing a decrease of $20.8 million, or 15.1%.

Except for the expected distribution of dividends from the Company’s PRC subsidiaries to the Company in order to fund the payment of the one-time transition tax due to the U.S. Tax Reform, the Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

We expect that COVID-19 will have material and adverse impacts on our cash flow for the rest of 2020 with potential continuing impacts on subsequent periods. However, based on our liquidity assessment, we believe that our cash flow from operations and proceeds from our financing activities will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for the foreseeable future and for at least twelve months subsequent to the filing of this report.

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

The Company had short-term loans of $55.2 million (See Note 7) and bankers’ acceptances of $58.3 million (See Note 8) as of June 30, 2020.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements. See the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances is expected to be reduced by approximately $15.0 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $15.0 million upon the maturity of such line of credit agreements. See the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $7.9 million, which is 52.9%, the mortgage rate, of $15.0 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of June 30, 2020, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available (3)	Amount Used (4)	Assessed Mortgage Value (5)
1. Comprehensive credit facilities	Bank of China (2)	Sep-2020	$16,385	$12,148	$-

2. Comprehensive credit facilities	Hubei Bank	Apr-2022	25,426	9,640	65,850

3. Comprehensive credit facilities	Shanghai Pudong Development Bank (1)(2)	Jul-2020	18,363	9,508	20,764

4. Comprehensive credit facilities	China CITIC Bank (1)(2)	Jun-2020	72,039	37,846	20,123
	China CITIC Bank	Jun-2022	3,051	1,978	6,230

5. Comprehensive credit facilities	China Everbright Bank	Mar-2021	4,238	2,842	8,983

6. Comprehensive credit facilities	China Merchants Bank (1) (2)	Feb-2020	21,188	1,606	-

7. Comprehensive credit facilities	Bank of Chongqing	Sep-2021	706	212	2,206

8. Comprehensive credit facilities	Agricultural Bank of China	Mar-2021	988	988	3,925

9. Comprehensive credit facilities	Huishang Bank	May-2021	1,413	-	-

Total			$163,797	$76,768	$128,081

(1)	These facilities have expired. The Company is currently in the process of negotiating with these banks to renew the credit facilities.

(2)	The comprehensive credit facilities with Shanghai Pudong Development Bank are guaranteed by Jielong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with China CITIC Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Bank of China are guaranteed by Hubei Henglong. The comprehensive credit facilities with China Merchants Bank are guaranteed by Hubei Henglong.

(3)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes at the Company’s discretion. If the Company elects to utilize the facility by issuance of bank notes, additional collateral is requested to be pledged to the bank.

(4)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $44.9 million and notes payable of $31.9 million as of June 30, 2020.

(5)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of June 30, 2020, the pledged assets included property, plant and equipment and land use rights with an aggregate assessed value of $128.1 million.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company’s bank loan terms range from 6 months to 24 months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1. Land use rights and buildings with an assessed value of approximately $20.8 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.

2. Land use rights and buildings with an assessed value of approximately $20.1 million as security for its comprehensive credit facility with China CITIC Bank Wuhan branch.

3. Land use rights and buildings with an assessed value of approximately $6.2 million as security for its comprehensive credit facility with China CITIC Bank Shenyang branch.

4. Equipment with an assessed value of approximately $65.9 million as security for its revolving comprehensive credit facility with Hubei Bank.

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

Short-term and Long-term Loans

The following table summarizes the contract information of short-term and long-term borrowings between the banks, government and the Company as of June 30, 2020 (figures are in thousands of USD).

Bank Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
China CITIC Bank (1)	Working Capital	Jul 08, 2019	12	3.47%	Pay in arrear	Jul 03, 2020	1,291

China CITIC Bank (1)	Working Capital	Jul 09, 2019	12	3.47%	Pay in arrear	Jul 07, 2020	4,312

China CITIC Bank (1)	Working Capital	Jul 09, 2019	12	3.47%	Pay in arrear	Jul 07, 2020	1,760

China CITIC Bank (1)	Working Capital	Aug 06, 2019	12	5.22%	Pay monthly	Aug 06, 2020	1,978

Financial Bureau of Jingzhou Development Zone	Working Capital	Aug 07, 2019	23	3.80%	Pay annually	Jun 30, 2021	2,825

Financial Bureau of Jingzhou Development Zone	Working Capital	Sep 03, 2019	22	3.80%	Pay annually	Jun 30, 2021	4,238

China CITIC Bank	Working Capital	Sep 11, 2019	12	3.15%	Pay in arrear	Sep 09, 2020	2,533

China CITIC Bank	Working Capital	Sep 20, 2019	12	3.04%	Pay in arrear	Sep 11, 2020	1,042

Financial Bureau of Jingzhou Development Zone	Working Capital	Dec 26, 2019	12	3.48%	Pay annually	Dec 25, 2020	2,119

China Merchants Bank (1)	Working Capital	Jan 21, 2020	6	2.78%	Pay in arrear	Jul 19, 2020	2,702

Bank of Chongqing	Working Capital	Feb 18, 2020	12	4.35%	Pay monthly	Feb 17, 2021	212

Agricultural Bank of China	Working Capital	Mar 25, 2020	12	4.05%	Pay monthly	Mar 22, 2021	989

China CITIC Bank	Working Capital	Mar 27, 2020	12	2.50%	Pay in arrear	Mar 26, 2021	3,994

China CITIC Bank	Working Capital	Mar 27, 2020	12	2.50%	Pay in arrear	Mar 26, 2021	3,566

Bank of China	Working Capital	Apr 29, 2020	12	3.92%	Pay monthly	Apr 28, 2021	5,650

China CITIC Bank	Working Capital	Apr 29, 2020	12	4.35%	Pay monthly	Apr 29, 2021	1,413

China CITIC Bank	Working Capital	May 20, 2020	12	4.35%	Pay monthly	May 20, 2021	1,413

China CITIC Bank	Working Capital	May 29, 2020	12	4.00%	Pay monthly	May 29, 2021	1,413

China CITIC Bank	Working Capital	Jun 19, 2020	12	2.50%	Pay in arrear	Jun 18, 2021	2,533

China CITIC Bank	Working Capital	Jun 19, 2020	12	2.50%	Pay in arrear	Jun 18, 2021	2,711

Bank of China	Working Capital	Jun 28, 2020	12	3.80%	Pay monthly	Jun 27, 2021	6,497
							$55,191

(1)	These bank loans were repaid between July and August 2020 when they became due.

The Company must use the loans for the purpose described and repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged additional 30% to 100% penalty interest.

The Company has complied with such financial covenants as of June 30, 2020, and management expects it will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of June 30, 2020 (figures are in thousands of USD):

Purpose	Term (Months)	Due Date	Amount Payable on Due Date
Working Capital (1)	6	Jul. 2020	9,985
Working Capital	6	Aug. 2020	71
Working Capital	6	Sep. 2020	11,277
Working Capital	6	Oct. 2020	14,873
Working Capital	6	Nov. 2020	13,091
Working Capital	6	Dec. 2020	8,985
Total			58,282

(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of June 30, 2020, and management expects it will continue to comply with them.

Cash Flows

(a)	Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2020 was $31.4 million, compared with net cash used in operating activities of $25.7 million for the same period of 2019, representing an increase in net cash inflows by $57.1 million, which was mainly due to (1) the decrease in net income excluding non-cash items by $6.4 million and (2) the increase in cash inflows from movements of operating assets and liabilities by $63.5 million.

(b)	Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $30.6 million, as compared to $9.8 million for the same period of 2019, representing an increase in net cash outflows by $20.8 million, which was mainly due to the net effect of (1) a decrease in payments to acquire property, plant and equipment by $5.8 million, and (2) a combination of other factors contributing an increase of cash outflows by $15.0 million, including an increase in purchase of short-term investment and long-term time deposits by $10.1 million, and the decrease in cash received from proceeds from maturities of short-term investments by $11.3 million.

(c)	Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $0.2 million, compared to $8.8 million for the same period of 2019, representing a decrease in net cash inflows by $8.6 million, which was mainly due to the net effect of (1) an increase in proceeds from bank loan by $7.1 million, (2) an increase in repayment of bank loans by $15.0 million, and (3) a decrease in cash received from capital contributions by non-controlling interest holder by $1.2 million.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 20, 2020, the U.S. Senate passed S.945, the Holding Foreign Companies Accountable Act, or the Kennedy Bill. On July 21, 2020, the U.S. House of Representatives approved its version of the National Defense Authorization Act for Fiscal Year 2021, which contains provisions comparable to the Kennedy Bill. If either of these bills is enacted into law, it would amend the Sarbanes-Oxley Act of 2002 to direct the SEC to prohibit securities of any registrant from being listed on any of the U.S. securities exchanges or traded “over-the-counter” if the auditor of the registrant’s financial statements is not subject to PCAOB inspection for three consecutive years after the law becomes effective. Enactment of any of such legislation or other efforts to increase U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, including us, the market price of our shares could be adversely affected, and we could be delisted if we are unable to cure the situation to meet the PCAOB inspection requirement in time. It is unclear if and when any of such proposed legislation will be enacted. Furthermore, there have been recent media reports on deliberations within the U.S. government regarding potentially limiting or restricting China-based companies from accessing U.S. capital markets. If any such deliberations were to materialize, the resulting legislation may have a material and adverse impact on the stock performance of China-based issuers listed in the United States, which include us.

Other than the above, there have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2019 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10SB12G File No. 000-33123).

3.1(ii)	Bylaws (incorporated by reference from the Form 10SB12G File No. 000-33123).

10.1	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006).

10.2	Stock Exchange Agreement dated August 11, 2014 by and among Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., China Automotive Systems, Inc. and Hubei Henglong Automotive System Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q Quarterly Report on August 13, 2014).

10.3	English translation of Joint Venture Contract, dated as of April 27, 2018, by and between Hubei Henglong Automotive System Group Co., Ltd. and KYB (China) Investment Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2018).

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, were filed on August 14, 2020 formatted in Extensible Business Reporting Language (XBRL):
	(i)	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income,

	(ii)	Condensed Unaudited Consolidated Balance Sheets,

	(iii)	Condensed Unaudited Consolidated Statements of Cash Flows, and

	(iv)	related notes

	*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: August 14, 2020	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: August 14, 2020	By:	/s/ Jie Li
Jie Li
Chief Financial Officer