Form 10-Q
period 2020-09-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2020-11-12
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, the Company had 30,851,776 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

INDEX

		Page
	Part I — Financial Information

Item 1.	Unaudited Financial Statements.	4
	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2020 and 2019	4
	Condensed Unaudited Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	6
	Condensed Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	7
	Notes to Condensed Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	38
Item 4.	Controls and Procedures.	38

	Part II — Other Information

Item 1.	Legal Proceedings.	39
Item 1A.	Risk Factors.	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	40
Item 3.	Defaults Upon Senior Securities.	40
Item 4.	Mine Safety Disclosures.	40
Item 5.	Other Information.	41
Item 6.	Exhibits.	41

Signatures		42

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

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended September 30,
	2020	2019
Net product sales ($16,840 and $12,277 sold to related parties for the three months ended September 30, 2020 and 2019)	$114,417	$100,542
Cost of products sold ($7,012 and $6,474 purchased from related parties for the three months ended September 30, 2020 and 2019)	100,842	83,225
Gross profit	13,575	17,317
Gain on other sales	1,497	1,102
Less: Operating expenses
Selling expenses	3,800	3,563
General and administrative expenses	5,142	4,429
Research and development expenses	6,072	5,988
Total operating expenses	15,014	13,980
Income from operations	58	4,439
Other income	350	171
Interest expense	(403)	(787)
Financial (expense)/income, net	(2,313)	1,552
(Loss)/income before income tax expenses and equity in earnings/(loss) of affiliated companies	(2,308)	5,375
Less: Income tax (benefit)/expense	(189)	948
Equity in earnings/(loss) of affiliated companies	3,632	(226)
Net income	1,513	4,201
Less: Net loss attributable to non-controlling interests	(848)	(113)
Accretion to redemption value of redeemable non-controlling interests	(3)	-
Net income attributable to parent company’s common shareholders	$2,358	$4,314
Comprehensive income:
Net income	$1,513	$4,201
Other comprehensive income:
Foreign currency translation income/(loss), net of tax	12,774	(9,703)
Comprehensive income/(loss)	14,287	(5,502)
Comprehensive income/(loss) attributable to non-controlling interests	80	(837)
Comprehensive income/(loss) attributable to parent company	$14,207	$(4,665)

Net income attributable to parent company’s common shareholders per share -

Basic	$0.08	$0.14

Diluted	$0.08	$0.14
Weighted average number of common shares outstanding -
Basic	31,112,076	31,492,035
Diluted	31,113,374	31,492,035

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Nine Months Ended September 30,
	2020	2019
Net product sales ($40,439 and $39,458 sold to related parties for the nine months ended September 30, 2020 and 2019)	$271,156	$315,483
Cost of products sold ($16,298 and $18,108 purchased from related parties for the nine months ended September 30, 2020 and 2019)	238,598	268,936
Gross profit	32,558	46,547
Gain on other sales	2,935	4,856
Less: Operating expenses
Selling expenses	8,895	10,507
General and administrative expenses	13,330	13,453
Research and development expenses	17,390	19,343
Total operating expenses	39,615	43,303
(Loss)/income from operations	(4,122)	8,100
Other income, net	1,724	1,131
Interest expense	(1,214)	(2,086)
Financial (expense)/income, net	(2,903)	2,439
(Loss)/income before income tax expenses and equity in earnings/(loss) of affiliated companies	(6,515)	9,584
Less: Income taxes	294	1,820
Equity in earnings/(loss) of affiliated companies	3,454	(222)
Net (loss)/income	(3,355)	7,542
Less: Net loss attributable to non-controlling interests	(1,590)	(688)
Accretion to redemption value of redeemable non-controlling interests	(3)	-
Net (loss)/income attributable to parent company’s common shareholders	$(1,768)	$8,230
Comprehensive income:
Net (loss)/income	$(3,355)	$7,542
Other comprehensive income:
Foreign currency translation income/(loss), net of tax	8,171	(10,221)
Comprehensive income/(loss)	4,816	(2,679)
Comprehensive loss attributable to non-controlling interests	(1,059)	(1,454)
Comprehensive income/(loss) attributable to parent company	$5,875	$(1,225)

Net (loss)/income attributable to parent company’s common shareholders per share -

Basic	$(0.06)	$0.26

Diluted	$(0.06)	$0.26
Weighted average number of common shares outstanding -
Basic	31,153,162	31,498,553
Diluted	31,153,619	31,501,108

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$81,767	$76,715
Pledged cash	31,721	29,688
Accounts and notes receivable, net - unrelated parties	189,144	211,841
Accounts and notes receivable - related parties	19,881	21,164
Inventories	82,011	82,931
Other current assets	35,834	18,974
Total current assets	440,358	441,313
Non-current assets:
Property, plant and equipment, net	136,058	140,481
Land use rights, net	10,392	10,346
Long-term investments	49,754	39,642
Other non-current assets	30,859	28,374
Total assets	$667,421	$660,156

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans	$44,588	$46,636
Accounts and notes payable - unrelated parties	189,915	180,175
Accounts and notes payable - related parties	11,518	6,492
Accrued expenses and other payables	48,866	45,341
Other current liabilities	25,918	25,135
Total current liabilities	320,805	303,779
Long-term liabilities:
Long-term government loans	-	7,167
Other long-term payable	2,103	4,948
Long-term tax payable	23,884	26,693
Other non-current liabilities	8,013	8,010
Total liabilities	$354,805	$350,597

Commitments and Contingencies (See Note 23)

Mezzanine equity:
Redeemable non-controlling interests	517	-

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued - 32,338,302 and 32,338,302 shares as of September 30, 2020 and December 31, 2019, respectively	$3	$3
Additional paid-in capital	64,273	64,466
Retained earnings-
Appropriated	11,265	11,265
Unappropriated	218,741	221,298
Accumulated other comprehensive income	4,181	(3,462)
Treasury stock - 1,486,526 and 1,164,257 shares as of September 30, 2020 and December 31, 2019, respectively	(5,261)	(4,261)
Total parent company stockholders' equity	293,202	289,309
Non-controlling interests	18,897	20,250
Total stockholders' equity	312,099	309,559
Total liabilities, mezzanine equity and stockholders’ equity	$667,421	$660,156

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss)/income	$(3,355)	$7,542
Adjustments to reconcile net (loss)/income from operations to net cash provided by operating activities:
Depreciation and amortization	15,935	13,052
Reversal of provision for doubtful accounts	(360)	(692)
Deferred income taxes	464	(601)
Equity in (earnings)/loss of affiliated companies	(3,454)	222
Loss/(gain) on fixed assets disposals	67	(692)
Government subsidy reclassified from government loans	287	-
(Increase)/decrease in:
Accounts and notes receivable	29,454	16,243
Inventories	2,644	(1,615)
Other current assets	1,214	4,725
Increase/(decrease) in:
Accounts and notes payable	10,493	(28,793)
Accrued expenses and other payables	2,451	(4,374)
Long-term taxes payable	(2,809)	(2,810)
Other current liabilities	(289)	1,882
Net cash provided by operating activities	52,741	4,089
Cash flows from investing activities:
Decrease in demand loans and employee housing loans included in other non-current assets	44	185
Cash received from property, plant and equipment sales	1,444	1,164
Payments to acquire property, plant and equipment (including $1,577 and $514 paid to related parties for the nine months ended September 30, 2020 and 2019, respectively)	(8,879)	(23,571)
Payments to acquire intangible assets	(422)	(1,435)
Investment under the equity method	(5,360)	(2,491)
Purchase of short-term investments and long-term time deposits	(42,716)	(19,647)
Government subsidy received for purchase of property, plant and equipment	-	1,898
Proceeds from maturities of short-term investments	21,626	27,040
Cash received from long-term investment	448	579
Net cash used in investing activities	(33,815)	(16,278)
Cash flows from financing activities:
Proceeds from bank loans	39,586	54,675
Repayments of bank loans	(50,550)	(52,486)
Repayments of the borrowing for sale and leaseback transaction	(3,078)	(3,143)
Dividends paid to non-controlling interest holders of non-wholly owned subsidiaries	-	(333)
Cash received from capital contributions by non-controlling interest holder	722	3,542
Deemed distribution to shareholders	(88)	-
Acquisition of non-controlling interest	(81)	-
Repurchase of common shares	(1,000)	(443)
Net cash (used in)/provided by financing activities	(14,489)	1,812
Effects of exchange rate on cash, cash equivalents and pledged cash	2,647	(3,284)
Net increase/(decrease) in cash, cash equivalents and pledged cash	7,085	(13,661)
Cash, cash equivalents and pledged cash at beginning of the period	106,403	115,977
Cash, cash equivalents and pledged cash at end of the period	$113,488	$102,316

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Nine Months Ended September 30, 2020 and 2019

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

The Company owns the following aggregate net interests in the following subsidiaries organized in the People's Republic of China, the “PRC,” and Brazil as of September 30, 2020 and December 31, 2019.

	Percentage Interest
Name of Entity	September 30, 2020	December 31, 2019
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	-	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [9]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [10]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [11]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [12]	100.00%	100.00%
Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan” [13]	60.00%	60.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB” [14]	66.60%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong” [15]	51.00%	51.00%
Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun” [16]	62.00%	100.00%
Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong” [17]	100.00%	-

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules. It was merged with Wuhan Chuguanjie in May 2020.

5.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.

9.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

10.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

11.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.

12.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.

13.	In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology.

14.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”, which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.

15.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”, which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.

16.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”, which mainly engages in the development, manufacturing and sale of high polymer materials. Hubei Henglong owns 62.0% of the shares of Wuhu Hongrun and has consolidated it since its establishment.

17.	In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million from an entity controlled by Hanlin Chen. Before the acquisition, 52.1% of the shares of Changchun Hualong were ultimately owned by Hanlin Chen and 47.9% of the shares were owned by third parties. Changchun Hualong mainly engages in design and R&D of automotive parts.

2.	Basis of presentation and significant accounting policies

(a)	Basis of Presentation

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

The results of operations for the three months and nine months ended September 30, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2020.

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

(c)

Significant Accounting Policies

Business combinations under common control – The Company accounts for business combinations involving entities under common control in accordance with ASC 805 – “Business Combinations”. The consideration paid and net assets obtained by the receiving entity in a business combination are measured at the carrying amount. The difference between the carrying amount of the net assets obtained from the combination and the carrying amount of the consideration paid for the combination is treated as an adjustment to equity. The financial statements of the receiving entity reports results of operations for the period in which the transfer occurs as though the transfer of net assets had occurred at the beginning of the period. Results of operations for that period comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. Similarly, the receiving entity presents the statement of financial position and other financial information as of the beginning of the period as though the assets and liabilities had been transferred at that date.

In April 2020, the Company acquired Changchun Hualong for total consideration of $0.2 million. Before the acquisition, Hanlin Chen, the Company’s ultimate controlling shareholder, owned 52.1% of Changchun Hualong’s shares and the remaining 47.9% of the shares were owned by third parties. Therefore, this transaction was accounted for as a business combination under common control. In accordance with ASC 805 -- “Business Combinations”, the consolidated financial statements of the Company were retrospectively adjusted to reflect the results of the acquired business as if it had been acquired at the beginning of the periods presented.

There have been no updates to the significant accounting policies set forth in the notes to the consolidated financial statements for the year ended December 31, 2019, except for the adoption of ASC Topic 326 (Note 2(b)).

3.	Accounts and notes receivable, net

The Company’s accounts and notes receivable, net as of September 30, 2020 and December 31, 2019 are summarized as follows (figures are in thousands of USD):

	September 30, 2020	December 31, 2019
Accounts receivable - unrelated parties	$130,436	$141,423
Notes receivable - unrelated parties	61,940	72,797
Total accounts and notes receivable - unrelated parties	192,376	214,220
Less: allowance for doubtful accounts - unrelated parties	(3,232)	(2,379)
Accounts and notes receivable, net - unrelated parties	189,144	211,841
Accounts and notes receivable - related parties	19,881	21,164
Accounts and notes receivable, net	$209,025	$233,005

Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

As of September 30, 2020 and December 31, 2019, the Company pledged its notes receivable in amounts of $10.1 million and $9.7 million, respectively, as collateral for the government loans (See Note 7).

As of September 30, 2020 and December 31, 2019, the Company pledged its accounts and notes receivable in amounts of $1.9 million and $7.4 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholder upon maturity.

Provision for doubtful accounts and notes receivable reversed in the consolidated statements of operations amounted to $0.1 million for the three months ended September 30, 2020.

Provision for doubtful accounts and notes receivable reversed in the consolidated statements of operations amounted to $0.3 million for the nine months ended September 30, 2020.

Provision for doubtful accounts and notes receivable recognized in the consolidated statements of operations amounted to $0.002 million for the three months ended September 30, 2019.

Provision for doubtful accounts and notes receivable recognized in the consolidated statements of operations amounted to $0.2 million for the nine months ended September 30, 2019.

During the three months ended September 30, 2020, the Company’s five largest customers accounted for 53.0% of its consolidated net product sales, with one customer accounting for more than 10% of consolidated net sales, i.e., 27.3%. During the nine months ended September 30, 2020, the Company’s five largest customers accounted for 47.8% of its consolidated net product sales, with one customer accounting for more than 10% of consolidated net sales, i.e., 23.5%. As of September 30, 2020, approximately 10.5% of accounts receivable were from trade transactions with the aforementioned customer.

During the three months ended September 30, 2019, the Company’s five largest customers accounted for 55.8% of its consolidated net product sales, with two customers individually accounting for more than 10% of consolidated net sales, i.e., 29.7% and 11.5%. During the nine months ended September 30, 2019, the Company’s five largest customers accounted for 48.3% of its consolidated net product sales, with two customers individually accounting for more than 10% of consolidated net sales, i.e., 23.2% and 10.1%. As of September 30, 2019, approximately 5.6% and 5.7% of accounts receivable were from trade transactions with the aforementioned customers and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

4.	Inventories

The Company’s inventories as of September 30, 2020 and December 31, 2019 consisted of the following (figures are in thousands of USD):

	September 30, 2020	December 31, 2019
Raw materials	$23,008	$21,464
Work in process	11,761	9,469
Finished goods	47,242	51,998
Total	$82,011	$82,931

The Company recorded $0.9 million and $0.9 million of inventory write-down to cost of products sold for the three months ended September 30, 2020 and 2019, respectively, and $2.3 million and $3.2 million for the nine months ended September 30, 2020 and 2019, respectively.

5.	Long-term investments

The Company’s long-term investments at September 30, 2020 and December 31, 2019 are summarized as follows (figures are in thousands of USD):

	September 30, 2020	December 31, 2019
Chongqing Venture Fund	$19,167	$15,085
Hubei Venture Fund (1)	14,510	8,730
Suzhou Venture Fund (2)	9,129	9,141
Beijing Henglong	4,991	4,630
Henglong Tianyu	1,057	1,122
Chongqing Jinghua	505	523
Jiangsu Intelligent	395	411
Total	$49,754	$39,642

(1)	During the three and nine months ended September 30, 2020, the Company made equity investments of nil and $5.4 million, respectively, in the Hubei Venture Fund.

(2)	In January 2020, the Suzhou Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $0.4 million.

6.	Property, plant and equipment, net

The Company’s property, plant and equipment, net as of September 30, 2020 and December 31, 2019 are summarized as follows (figures are in thousands of USD):

	September 30, 2020	December 31, 2019
Costs:
Buildings	$58,373	$51,771
Machinery and equipment	213,065	199,592
Electronic equipment	6,588	5,799
Motor vehicles	4,780	5,229
Construction in progress	26,167	33,063
Total amount of property, plant and equipment	308,973	295,454
Less: Accumulated depreciation (1)	(172,915)	(154,973)
Total amount of property, plant and equipment, net (2)(3)	$136,058	$140,481

(1)	Depreciation charges were $4.9 million and $3.8 million for the three months ended September 30, 2020 and 2019, respectively, and $15.5 million and $13.0 million for the nine months ended September 30, 2020 and 2019, respectively.

(2)	As of September 30, 2020 and December 31, 2019, the Company pledged property, plant and equipment with net book value of approximately $68.3 million and $50.9 million, respectively, as security for its comprehensive credit facilities with banks in China.

(3)	Interest costs capitalized for the three months ended September 30, 2020 and 2019, were $0.2 million and $0.2 million, respectively, and $0.8 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

7.	Loans

Loans consist of the following as of September 30, 2020 and December 31, 2019 (figures are in thousands of USD):

	September 30, 2020	December 31, 2019
Short-term bank loans (1)	$35,043	$44,199
Short-term government loan (2)	2,203	2,150
Current portion of long-term government loans (3) (4)	7,342	287
Subtotal	44,588	46,636

Long-term government loans (3)(4)	7,342	7,454
Less: Current portion of long-term government loans (3) (4)	(7,342)	(287)
Subtotal	-	7,167

Total bank and government loans	$44,588	$53,803

(1)	The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. The total credit facility amount was $148.3 million and $182.7 million, respectively, as of September 30, 2020 and December 31, 2019. As of September 30, 2020 and December 31, 2019, the Company has drawn down loans with an aggregate amount of $35.0 million and $44.2 million, respectively. The weighted average interest rate was 3.7% and 4.2%, respectively.

(2)	On December 26, 2019, the Company borrowed from the local government a loan of RMB 15.0 million, equivalent to approximately $2.2 million, with an interest rate of 3.48% per annum, which is due for repayment on December 25, 2020. Henglong pledged RMB 17.9 million, equivalent to approximately $2.5 million, of notes receivable as collateral for the local government loans (See Note 3).

(3)

On November 13, 2017, the Company borrowed from the local government a loan of RMB 2.0 million, equivalent to approximately $0.3 million, with an interest rate of 4.75% per annum, which was due for repayment on November 12, 2020.

In January 2020, the Company received a notice from the government that the loan was reclassified as government subsidy. As a result, repayment of this loan was no longer required. The Company reduced the loan balance and recorded it as other income in the consolidated statements of operations for the nine months ended September 30, 2020.

(4)	On August 7 and September 3, 2019, the Company borrowed from the local government loans of RMB 20.0 million and RMB 30.0 million, equivalent to approximately $2.9 million and $4.4 million, respectively. These loans are due for repayment on June 30, 2021 and have an interest rate of 3.80% per annum. Henglong pledged RMB 51.4 million, equivalent to approximately $7.6 million, of notes receivable as collateral for the local government loans (See Note 3).

The Company must use the loans for the purpose as prescribed in the loan contracts. If the Company fails to do so, it will be charged penalty interest and/or trigger early repayment. The Company complied with such financial covenants as of September 30, 2020.

8.	Accounts and notes payable

The Company’s accounts and notes payable as of September 30, 2020 and December 31, 2019 are summarized as follows (figures are in thousands of USD):

	September 30, 2020	December 31, 2019
Accounts payable - unrelated parties	$121,250	$110,246
Notes payable - unrelated parties (1)	68,665	69,929
Accounts and notes payable - unrelated parties	189,915	180,175
Accounts and notes payable - related parties	11,518	6,492
Total	$201,433	$186,667

(1)	Notes payable represent payables in the form of notes issued by the bank. As of September 30, 2020 and December 31, 2019, the Company has pledged cash of $31.7 million and $29.7 million, respectively. As of September 30, 2020 and December 31, 2019, the Company has pledged accounts and notes receivable of $1.9 million and $7.4 million, respectively. The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. As of September 30, 2020 and December 31, 2019, the Company has used $40.1 million and $37.8 million, respectively, for issuing bank notes.

9.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of September 30, 2020 and December 31, 2019 are summarized as follows (figures are in thousands of USD):

	September 30, 2020	December 31, 2019
Accrued expenses	$7,121	$6,306
Accrued interest	525	104
Current portion of other long-term payable (See Note 10)	3,886	3,593
Other payables	2,056	2,431
Dividends payable to holders of non-controlling interests	441	-
Warranty reserves (1)	34,837	32,907
Total	$48,866	$45,341

(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three and nine months ended September 30, 2020 and 2019, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of the period	$34,031	$30,936	$32,907	$31,085
Additions during the period	3,947	4,563	12,303	12,064
Settlement within the period	(4,480)	(4,338)	(11,218)	(11,921)
Foreign currency translation loss/(gain)	1,339	(874)	845	(941)
Balance at end of the period	$34,837	$30,287	$34,837	30,287

10.	Other long-term payable

On January 31, 2018, the Company entered into an equipment sales agreement with a third party (the “buyer-lessor”) and simultaneously entered into a four-year contract to lease back the equipment from the buyer-lessor. The carrying value of the equipment was RMB 91.3 million (equivalent to $13.4 million as of September 30, 2020) and the sales price was RMB 100.0 million (equivalent to $14.7 million as of September 30, 2020). Pursuant to the terms of the contract, the Company is required to pay to the buyer-lessor lease payments over 4 years with a quarterly lease payment of approximately $1.1 million and is entitled to obtain the ownership of this equipment at a nominal price upon the expiration of the lease. The Company is of the view that the transaction does not qualify as a sale. Therefore, the transaction was accounted for as a financing transaction by the Company. As of September 30, 2020, $3.9 million was recognized as other payable (See Note 9) and $2.1 million was recognized as other long-term payable to the buyer-lessor according to the contract term.

11.	Redeemable non-controlling interests

In September 2020, one of the Company’s subsidiaries issued shares to Hubei Venture Fund amounting to $0.7 million. The shares shall be transferred to the Company and the other shareholder of the subsidiary on pro rata basis at the holder’s option if the subsidiary fails to complete a qualified IPO in a pre-agreed period of time after their issuance with a transfer price of par plus 6% per year. $0.5 million of the shares are subject to purchase by the Company and are therefore accounted for as redeemable non-controlling interests in mezzanine equity and are accreted to the redemption value over the period starting from the issuance date.

For the three months ended September 30, 2020, the Company recognized accretion of $0.003 million to the redemption value of the shares over the period starting from the issuance date with a corresponding reduction to retained earnings.

12.	Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the three and nine months ended September 30, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of the period	$64,273	$64,466	$64,466	$64,466
Acquisition of the non-controlling interest in USAI	-	-	(29)	-
Acquisition of the non-controlling interest in Changchun Hualong (1)	-	-	(76)	-
Deemed distribution to shareholders (1)	-	-	(88)	-
Balance at end of the period	$64,273	$64,466	$64,273	$64,466

(1)	In April 2020, the Company acquired Changchun Hualong for total consideration of $0.2 million. Before acquisition, Hanlin Chen, the Company’s ultimate controlling shareholder owned 52.1% of Changchun Hualong’s shares and the remaining 47.9% were owned by third parties. Therefore, this transaction was accounted for as a business combination under common control. In accordance with ASC 805 - “Business Combinations”, the consolidated financial statements of the Company were retrospectively adjusted to reflect the results of the acquired business as if it had been acquired at the beginning of the periods presented.

13.	Retained earnings

Appropriated

Pursuant to the relevant PRC laws, the profits distribution of the Company’s subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10% of their respective after-tax profits each year. When the statutory surplus reserve reaches 50% of the registered capital of a company, no additional reserve is required. For the three months ended September 30, 2020 and 2019, no statutory reserve was appropriated by the subsidiaries in China.

The Company’s activities in respect of the amounts of appropriated retained earnings for the three and nine months ended September 30, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of the period	$11,265	$11,104	$11,265	$11,104
Balance at end of the period	$11,265	$11,104	$11,265	$11,104

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three and nine months ended September 30, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of the period	$216,383	$215,413	$221,298	$211,497
Cumulative effect of accounting change - credit loss	-	-	(789)	-
Accretion of redeemable non-controlling interests	(3)	-	(3)	-
Net income/(loss) attributable to parent company	2,361	4,314	(1,765)	8,230
Balance at end of the period	$218,741	$219,727	$218,741	$219,727

14.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of accumulated other comprehensive income for the three and nine months ended September 30, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of the period	$(7,668)	$1,379	$(3,462)	$1,855
Foreign currency translation adjustment attributable to parent company	11,849	(8,979)	7,643	(9,455)
Balance at end of the period	$4,181	$(7,600)	$4,181	$(7,600)

15.	Treasury stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On August 13, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $3.50 per share through August 12, 2021. As of September 30, 2020, the Company had repurchased 322,269 shares of the Company’s common stock that were authorized to be repurchased under the program that was approved on August 13, 2020. The repurchased shares are presented as “treasury stock” on the balance sheet.

16.	Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three and nine months ended September 30, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of the period	$18,603	$19,525	$20,250	$19,037
Net loss attributable to non-controlling interests	(848)	(113)	(1,590)	(688)
Acquisition of the non-controlling interest in USAI	-	-	29	-
Acquisition of the non-controlling interest in Changchun Hualong	-	-	(5)	-
Cumulative effect of accounting change - credit loss	-	-	(102)	-
Dividends declared to non-controlling interest holders of non-wholly owned subsidiaries	-	-	(430)	(333)
Contribution by non-controlling shareholder of Wuhan Hyoseong	-	2,104	-	3,542
Contribution by non-controlling shareholder of Wuhu Hongrun	217	-	217	-
Foreign currency translation adjustment attributable to non-controlling interests	925	(724)	528	(766)
Balance at end of the period	$18,897	$20,792	$18,897	$20,792

17.	Net product sales

Revenue Disaggregation

Management has concluded that the disaggregation level is the same under both the revenue standard and the segment reporting standard. Please refer to Note 25.

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

Contract liabilities are mainly customer deposits. As of September 30, 2020 and December 31, 2019, the Company has customer deposits of $2.6 million and $1.3 million, respectively, which were included in other current liabilities on the consolidated balance sheets. During the nine months ended September 30, 2020, $2.2 million was received and $0.9 million (including $0.9 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

18.	Financial (expense)/income, net

During the three and nine months ended September 30, 2020 and 2019, the Company’s financial (expense)/income is summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$393	$661	$1,142	$2,138
Foreign exchange (loss)/gain, net	(2,672)	1,105	(3,797)	709
Bank charges	(34)	(214)	(248)	(408)
Total financial (expense)/income, net	$(2,313)	$1,552	$(2,903)	$2,439

19.	Income tax

Income tax benefit was $0.2 million and income tax expense was $0.9 million for the three months ended September 30, 2020 and 2019, respectively. Income tax expense was $0.3 million and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in income tax benefit primarily resulted from the increase in loss before income tax expenses.

20.	Income per share

Basic income per share is computed using the weighted average number of ordinary shares outstanding during the period. Diluted income per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the period. The dilutive effect of outstanding stock options is determined based on the treasury stock method.

The calculations of basic and diluted income per share attributable to the parent company for the three months ended September 30, 2020 and 2019, were as follows (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended September 30,
	2020	2019
Numerator:
Net income attributable to the parent company’s common shareholders - Basic and Diluted	$2,358	$4,314
Denominator:
Weighted average shares outstanding - Basic	31,112,076	31,492,035
Dilutive effects of stock options	1,298	-
Denominator for dilutive income per share - Diluted	31,113,374	31,492,035

Net income per share attributable to parent company’s common shareholders - Basic	$0.08	$0.14
Net income per share attributable to parent company’s common shareholders - Diluted	$0.08	$0.14

The calculations of basic and diluted income per share attributable to the parent company for the nine months ended September 30, 2020 and 2019, were as follows (figures are in thousands of USD, except share and per share amounts):

	Nine Months Ended September 30,
	2020	2019
Numerator:
Net (loss)/income attributable to the parent company’s common shareholders - Basic and Diluted	$(1,768)	$8,230
Denominator:
Weighted average shares outstanding - Basic	31,153,162	31,498,553
Dilutive effects of stock options	457	2,555
Denominator for dilutive income per share - Diluted	31,153,619	31,501,108

Net (loss)/income per share attributable to parent company’s common shareholders - Basic	$(0.06)	$0.26
Net (loss)/income per share attributable to parent company’s common shareholders - Diluted	$(0.06)	$0.26

As of September 30, 2020 and 2019, the exercise prices for 22,500 shares and 30,000 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the three months ended September 30, 2020 and 2019, respectively. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

As of September 30, 2020 and 2019, the exercise prices for 22,500 shares and 22,500 shares, respectively, of outstanding stock options were above the weighted average market price of the Company’s common stock during the nine months ended September 30, 2020 and 2019, respectively. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

21.	Significant concentrations

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

22.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended September 30,
	2020	2019
Merchandise sold to related parties	$16,840	$12,277
Materials and others sold to related parties	479	353
Rental income obtained from related parties	70	85
Total	$17,389	$12,715

	Nine Months Ended September 30,
	2020	2019
Merchandise sold to related parties	$40,439	$39,458
Materials and others sold to related parties	1,179	1,250
Rental income obtained from related parties	311	286
Total	$41,929	$40,994

Related purchases

	Three Months Ended September 30,
	2020	2019
Materials purchased from related parties	$7,012	$6,474
Equipment purchased from related parties	280	405
Others purchased from related parties	22	7
Total	$7,314	$6,886

	Nine Months Ended September 30,
	2020	2019
Materials purchased from related parties	$16,298	$18,108
Equipment purchased from related parties	867	2,676
Others purchased from related parties	26	28
Total	$17,191	$20,812

Related receivables

	September 30, 2020	December 31, 2019
Accounts and notes receivable from related parties	$19,881	$21,164

Related advance payments

	September 30, 2020	December 31, 2019
Advance payments for property, plant and equipment to related parties	$3,094	$2,311
Advance payments and others to related parties	493	1,287
Total	$3,587	$3,598

Related payables

	September 30, 2020	December 31, 2019
Accounts and notes payable	$11,518	$6,492

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

As of November 12, 2020, Hanlin Chen, the chairman of the board of directors of the Company, owns 57.3% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

23.	Commitments and contingencies

Legal proceedings

On January 7, 2019, three purported stockholders of the Company filed a stockholder derivative complaint on behalf of the Company against the Company’s directors Hanlin Chen, Qizhou Wu and Guangxun Xu and former directors Arthur Wong and Robert Tung in the Delaware Court of Chancery, alleging that they had (a) breached their fiduciary duties by approving and paying excessive compensation to the non-employee directors of the Company, Arthur Wong, Guangxun Xu and Robert Tung, and (b) failed to make full and accurate disclosure of all material information with respect to director qualification and director compensation paid in 2017 in the Company’s annual proxy statement on Schedule 14A filed on October 10, 2018. The directors have engaged their own counsel to answer this complaint. On April 9, 2019, the Company moved to dismiss the complaint. The motion to dismiss was denied on July 17, 2019. As of October 2020, the plaintiffs and defendants were negotiating to reach a settlement to resolve the lawsuit for a nominal sum. The Company does not expect to admit any liability in reaching the settlement. The settlement will be submitted to the Delaware Court of Chancery for approval in accordance with Delaware law. Management expects the impact of the complaint on the Company’s consolidated financial statements to be immaterial.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of September 30, 2020 (figures are in thousands of USD):

	Payment obligations by period
	2020	2021	2022 and thereafter	Total
Obligations for investment contracts (1)	$2,144	$441	$-	$2,585
Obligations for purchasing and service agreements	17,116	9,201	-	26,317
Total	$19,260	$9,642	$-	$28,902

(1)

In April 2019, Hubei Henglong entered into an agreement with other parties and committed to contribute RMB 5.0 million, equivalent to approximately $0.7 million, to Jiangsu Intelligent Networking Automotive Innovation Center Co. Ltd., “Jiangsu Intelligent”, representing 19.2% of Jiangsu Intelligent’s shares. As of September 30, 2020, Hubei Henglong has completed a capital contribution of RMB 3.0 million, equivalent to approximately $0.4 million. According to the agreement, the remaining capital commitment of RMB 2.0 million, equivalent to approximately $0.3 million, will be paid in 2020.

In November 2019, Hubei Henglong entered into an agreement with other parties and committed to purchase 70% of the shares of Hefei Senye Light Plastic Technology Co., Ltd. for total consideration of RMB 33.6 million, equivalent to approximately $4.8 million. As of September 30, 2020, Hubei Henglong has paid the amount of RMB 18.0 million, equivalent to approximately $2.6 million, which was reported in other non-current assets as the transfer of shares had not been consummated. According to the agreement, of the remaining consideration of RMB 15.6 million, equivalent to approximately $2.3 million, $1.9 million will be paid in 2020 and the remaining $0.4 million will be paid in 2021.

24.	Off-balance sheet arrangements

As of September 30, 2020 and December 31, 2019, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

25.	Segment reporting

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

As of September 30, 2020, the Company had 15 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu, Henglong KYB and Hubei Henglong), and one holding company (Genesis). The other nine sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

As of September 30, 2019, the Company had 15 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu, Henglong KYB and Hubei Henglong), and one holding company (Genesis). The other nine sectors were engaged in the production and sale of sensor modular (USAI), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

The Company’s product sector information for the three months and nine months ended September 30, 2020 and 2019, is as follows (figures are in thousands of USD):

	Net Product Sales		Net (Loss)/Income
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Henglong	$41,001	$38,971	$193	$1,300
Jiulong	25,879	17,211	823	(726)
Shenyang	3,622	4,267	(5)	160
Wuhu	3,221	3,047	(100)	(190)
Hubei Henglong	37,014	33,664	3,239	2,425
Henglong KYB	14,298	15,971	(2,045)	(426)
Other Entities	16,743	14,120	150	1,031
Total Segments	141,778	127,251	2,255	3,574
Corporate	-	-	(678)	14
Eliminations	(27,361)	(26,709)	(64)	613
Total	$114,417	$100,542	$1,513	$4,201

	Net Product Sales		Net (Loss)/Income
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Henglong	$100,651	$116,510	$(298)	$1,379
Jiulong	64,948	65,971	(53)	1,637
Shenyang	9,860	14,573	330	566
Wuhu	8,742	14,283	223	(577)
Hubei Henglong	76,565	89,423	5,391	6,209
Henglong KYB	32,987	54,803	(3,484)	(2,280)
Other Entities	39,054	46,769	(2,370)	3,776
Total Segments	332,807	402,332	(261)	10,710
Corporate	-	-	(1,766)	(1,450)
Eliminations	(61,651)	(86,849)	(1,328)	(1,718)
Total	$271,156	$315,483	$(3,355)	$7,542

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As a result of COVID-19 outbreak in the first quarter of 2020, the Company’s business operations, financial condition and operating results were significantly impacted. The Company’s net product sales decreased by 14.2% and gross profit margin decreased by 3.0% primarily due to the sharp decline of export sales as a result of the shut down of operations by the Company’s major customers in the U.S. for the nine months ended September 30, 2020, compared with the same period of last year. In addition, the Company’s businesses, results of operations, financial position and cash flows are anticipated to be materially and adversely affected in the rest of 2020 with potential continuing impacts on subsequent periods, including but not limited to the material adverse impact on the Company’s revenues as result of the suspension of operations, interruption of supply chain and reduction of demand by the Company’s customers. Because of the significant uncertainties surrounding COVID-19, which are still evolving, the extent of the business disruption, including the duration and the related financial impact on subsequent periods cannot be reasonably estimated at this time. See “Item 1A. Risk Factors—Our business operations have been and may continue to be materially and adversely affected by the outbreak of the coronavirus disease (COVID-19)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Corporate Structure

The Company, through its subsidiaries, engages in the manufacture and sales of automotive systems and components. Great Genesis Holdings Limited, a company incorporated in Hong Kong on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company and the holding company of the Company’s joint ventures in the PRC. Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development support. CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong,” was established by Hubei Henglong Automotive System Group Co., Ltd., formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., “Hubei Henglong,” as a Sino-foreign joint venture company with two Brazilian citizens in Brazil in August 2012. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction. Fujian Qiaolong was acquired by the Company in the second quarter of 2014, as a joint venture company that mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles, which was disposed of by the Company in the second quarter of 2016. USAI was established in 2005, and the Company and Hubei Wanlong owned 83.34% and 16.66%, respectively. In May 2020, USAI merged with and into Wuhan Chuguanjie, a wholly-owned subsidiary of Wuhan Jielong, and it deregistered from the local business administration on April 28, 2020. Following the merger, 85.0% of Wuhan Chuguanjie was owned by the Company and 15.0% was owned by Hubei Wanlong. In April 2020, Hubei Henglong acquired 100.00% of the shares of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.20 million, equivalent to approximately $0.2 million. Changchun Hualong mainly engages in design and R&D of automotive parts.

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

Results of Operations

Three Months Ended September 30, 2020 and 2019

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Three Months Ended September 30,
	2020	2019	Change	Change%
Net product sales	$114,417	$100,542	$13,875	13.8%
Cost of products sold	100,842	83,225	17,617	21.2
Gain on other sales	1,497	1,102	395	35.8
Selling expenses	3,800	3,563	237	6.7
General and administrative expenses	5,142	4,429	713	16.1
Research and development expenses	6,072	5,988	84	1.4
Other income, net	350	171	179	104.7
Interest expense	(403)	(787)	384	-48.8
Income tax (benefit)/expense	(189)	948	(1,137)	-119.9
Net income	1,513	4,201	(2,688)	-64.0
Net loss attributable to non-controlling interests	(848)	(113)	(735)	650.4
Net income attributable to parent company’s common shareholders	2,358	4,314	(1,956)	-45.3%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2020	2019	Change		2020	2019	Change
Henglong	$41,001	$38,971	$2,030	5.2%	$37,940	$35,328	$2,612	7.4%
Jiulong	25,879	17,211	8,668	50.4	22,589	16,560	6,029	36.4
Shenyang	3,622	4,267	(645)	-15.1	2,934	3,480	(546)	-15.7
Wuhu	3,221	3,047	174	5.7	2,968	2,859	109	3.8
Hubei Henglong	37,014	33,664	3,350	10.0	32,366	26,900	5,466	20.3
Henglong KYB	14,298	15,971	(1,673)	-10.5	14,764	13,831	933	6.7
Other Entities	16,743	14,120	2,623	18.6	13,706	10,628	3,078	29.0
Total Segments	141,778	127,251	14,527	11.4	127,267	109,586	17,681	16.1
Elimination	(27,361)	(26,709)	(652)	2.4	(26,425)	(26,361)	(64)	0.2
Total	$114,417	$100,542	$13,875	13.8%	$100,842	$83,225	$17,617	21.2%

Net Product Sales

Net product sales were $114.4 million for the three months ended September 30, 2020, compared to $100.5 million for the same period in 2019, representing an increase of $13.9 million, or 13.8%, mainly due to the market recovery after COVID-19.

Net sales of traditional steering products and parts were $97.7 million for the three months ended September 30, 2020, compared to $82.0 million for the same period in 2019, representing an increase of $15.7 million, or 19.1%. Net sales of electric power steering (“EPS”) were $16.7 million for the three months ended September 30, 2020 and $18.5 million for the same period in 2019, representing a decrease of $1.8 million, or 9.7%. As a percentage of net sales, sales of EPS were 14.6% for the three months ended September 30, 2020, compared with 18.4% for the same period in 2019.

The increase in net product sales was due to the effects of three major factors: i) the increase in sales volume led to a sales increase of $20.1 million due to the increase in demand as a result of the recovery of manufacturing and operations of the Company’s customers after COVID-19 around the world; ii) the decrease in average selling price of steering gears led to a sales decrease of $7.2 million; and iii) the appreciation of the RMB against the U.S. dollar for the three months ended September 30, 2020 compared to the same period last year resulted in a sales increase of $1.0 million.

Further analysis by segment (before elimination) is as follows:

•	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $41.0 million for the three months ended September 30, 2020, compared with $39.0 million for the three months ended September 30, 2019, representing an increase of $2.0 million, or 5.2%. An increase in sales volume led to a sales increase of $3.4 million, a decrease in selling price led to a sales decrease of $1.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.4 million.

•	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $25.9 million for the three months ended September 30, 2020, compared with $17.2 million for the three months ended September 30, 2019, representing an increase of $8.7 million, or 50.6%. The increase was primarily due to the increased demand in the China commercial vehicle market after the COVID-19 pandemic along with China’s economic stimulus policies. An increase in sales volume led to a sales increase of $12.5 million, a decrease in selling price led to a sales decrease of $4.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.2 million.

•	Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., Ltd. (“Jinbei”), one of the major automotive manufacturers in China. Net product sales for Shenyang were $3.6 million for the three months ended September 30, 2020, compared to $4.3 million for the same period in 2019, representing a decrease of $0.7 million, or 16.3%. A decrease in sales volume led to a sales decrease of $0.5 million, and a decrease in selling price led to a sales decrease of $0.2 million.

•	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd. (“Chery”), one of the major automotive manufacturers in China. Net product sales for Wuhu were $3.2 million for the three months ended September 30, 2020, compared to $3.0 million for the same period in 2019, representing an increase of $0.2 million, or 6.7%. An increase in sales volumes led to a sales increase of $0.4 million, and a decrease in selling prices led to a sales decrease of $0.2 million.

•	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $37.0 million for the three months ended September 30, 2020, compared with $33.7 million for the three months ended September 30, 2019, representing an increase of $3.3 million, or 9.8%. An increase in sales volume led to a sales increase of $4.1 million, a decrease in selling price led to a sales decrease of $1.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.3 million.

•	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $14.3 million for the three months ended September 30, 2020, compared with $16.0 million for the three months ended September 30, 2019, representing a decrease of $1.7 million, or 10.6%. A decrease in sales volume led to a sales decrease of $1.6 million, and a decrease in selling price led to a sales decrease of $0.1 million.

•	Net product sales for other entities were $16.7 million for the three months ended September 30, 2020, compared to $14.1 million for the same period in 2019, representing an increase of $2.6 million, or 18.4%, mainly caused by increases in sales of Jielong and Chongqing.

Cost of Products Sold

For the three months ended September 30, 2020, the cost of products sold was $100.8 million, compared to $83.2 million for the same period of 2019, representing an increase of $17.6 million, or 21.2%. The increase in cost of sales was mainly due to the effect of the following major factors: i) the decrease in unit price led to a cost of sales decrease of $0.4 million; ii) the increase in sales volume led to a cost of sales increase of $17.1 million; and iii) the appreciation of the RMB against the U.S. dollar resulted in a cost of sales increase of $0.9 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $37.9 million for the three months ended September 30, 2020, compared to $35.3 million for the same period of 2019, representing an increase of $2.6 million, or 7.4%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $3.0 million, a decrease in unit cost resulting in a cost of sales decrease of $0.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.3 million.

•	Cost of products sold for Jiulong was $22.6 million for the three months ended September 30, 2020, compared to $16.6 million for the same period of 2019, representing an increase of $6.0 million, or 36.1%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $11.0 million, a decrease in unit cost resulting in a cost of sales decrease of $5.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.2 million.

•	Cost of products sold for Shenyang was $2.9 million for the three months ended September 30, 2020, compared to $3.5 million for the same period of 2019, representing a decrease of $0.6 million, or 17.1%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $0.4 million, and a decrease in unit cost resulting in a cost of sales decrease of $0.2 million.

•	Cost of products sold for Wuhu was $3.0 million for the three months ended September 30, 2020, compared to $2.9 million for the same period of 2019, representing an increase of $0.1 million, or 3.4%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $0.4 million, and a decrease in unit cost resulting in a cost of sales decrease of $0.3 million.

•	Cost of products sold for Hubei Henglong was $32.4 million for the three months ended September 30, 2020, compared to $26.9 million for the same period of 2019, representing an increase of $5.5 million, or 20.4%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $2.7 million, an increase in unit cost resulting in a cost of sales increase of $2.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.3 million.

•	Cost of products sold for Henglong KYB was $14.8 million for the three months ended September 30, 2020 compared to $13.8 million for the same period of 2019, representing an increase of $1.0 million, or 7.2%.The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $1.3 million, and an increase in unit cost resulting in a cost of sales increase of $2.3 million.

•	Cost of products sold for other entities was $13.7 million for the three months ended September 30, 2020, compared to $10.6 million for the same period in 2019, representing a decrease of $3.1 million, or 29.2%.

Gross margin was 11.9% for the three months ended September 30, 2020, compared to 17.2% for the same period of 2019, representing a decrease of 5.3%, mainly due to the changes in the product mix for the three months ended September 30, 2020.

Selling Expenses

Selling expenses were $3.8 million for the three months ended September 30, 2020, as compared with $3.6 million for the same period of 2019, representing an increase of $0.2 million, or 5.6%, which was primarily due to the increase in marketing and office expenses along with the increased sales volume.

General and Administrative Expenses

General and administrative expenses were $5.1 million for the three months ended September 30, 2020, as compared to $4.4 million for the same period of 2019, representing an increase of $0.7 million, or 15.9%, which was primarily due to the increase in professional services fees.

Research and Development Expenses

Research and development expenses were $6.1 million for the three months ended September 30, 2020, generally consistent with the $6.0 million for the three months ended September 30, 2019.

Other Income

Other income, net was $0.4 million for the three months ended September 30, 2020, compared to $0.2 million for the three months ended September 30, 2019, representing an increase of $0.2 million, which was primarily due to the increase in income from short-term investments.

Interest Expense

Interest expense was $0.4 million for the three months ended September 30, 2020, compared to $0.8 million for the three months ended September 30, 2019, primarily as a result of decreased loans and lower interest rates.

Income Taxes

Income tax benefit was $0.2 million for the three months ended September 30, 2020, compared to income tax expense of $0.9 million for the three months ended September 30, 2019, which was due to the loss before income tax expenses of $2.3 million, whereas income before income tax expenses was $5.4 million in the same period last year.

Net Loss Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests amounted to $0.8 million for the three months ended September 30, 2020, compared to $0.1 million for the three months ended September 30, 2019.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $2.4 million for the three months ended September 30, 2020, compared to $4.3 million for the three months ended September 30, 2019, representing an increase in net loss attributable to parent company’s common shareholders of $6.7 million.

Results of Operations - Nine Months Ended September 30, 2020 and 2019

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Nine Months Ended September 30,
	2020	2019	Change	Change%
Net product sales	$271,156	$315,483	$(44,327)	-14.1%
Cost of products sold	238,598	268,936	(30,338)	-11.3
Gain on other sales	2,935	4,856	(1,921)	-39.6
Selling expenses	8,895	10,507	(1,612)	-15.3
General and administrative expenses	13,330	13,453	(123)	-0.9
Research and development expenses	17,390	19,343	(1,953)	-10.1
Other income, net	1,724	1,131	593	52.4
Interest expense	(1,214)	(2,086)	872	-41.8
Income taxes	294	1,820	(1,526)	-83.8
Net (loss)/income	(3,355)	7,542	(10,897)	-144.5
Net loss attributable to non-controlling interests	(1,590)	(688)	(902)	131.1
Net (loss)/income attributable to parent company’s common shareholders	(1,768)	8,230	(9,998)	-121.5%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2020	2019	Change		2020	2019	Change
Henglong	$100,651	$116,510	$(15,859)	-13.6%	$94,069	$112,381	$(18,312)	-16.3%
Jiulong	64,948	65,971	(1,023)	-1.6	59,759	58,736	1,023	1.7
Shenyang	9,860	14,573	(4,713)	-32.3	8,111	12,234	(4,123)	-33.7
Wuhu	8,742	14,283	(5,541)	-38.8	7,735	13,700	(5,965)	-43.5
Hubei Henglong	76,565	89,423	(12,858)	-14.4	63,740	70,632	(6,892)	-9.8
Henglong KYB	32,987	54,803	(21,816)	-39.8	32,907	50,637	(17,730)	-35.0
Other Entities	39,054	46,769	(7,715)	-16.5	31,591	37,842	(6,251)	-16.5
Total Segments	332,807	402,332	(69,525)	-17.3	297,912	356,162	(58,250)	-16.4
Elimination	(61,651)	(86,849))	25,198	-29.0	(59,314)	(87,226)	27,912	-32.0
Total	$271,156	$315,483	$(44,327)	-14.1%	$238,598	$268,936	$(30,338)	-11.3%

Net Product Sales

Net product sales were $271.2 million for the nine months ended September 30, 2020, compared to $315.5 million for the same period of 2019, representing a decrease of $44.3 million, or 14.4%, mainly due to the impact of the outbreak of the COVID-19 pandemic.

Net sales of traditional steering products and parts were $231.1 million for the nine months ended September 30, 2020, compared to $252.1 million for the same period in 2019, representing a decrease of $21.0 million, or 8.3%. Net sales of electric power steering (“EPS”) were $40.1 million for the nine months ended September 30, 2020 and $63.4 million for the same period in 2019, representing a decrease of $23.3 million, or 36.8%. As a percentage of net sales, sales of EPS were 14.8% for the nine months ended September 30, 2020, compared to 20.1% for the same period in 2019.

The decrease in net product sales was due to the effects of three major factors: i) the decrease in sales volume led to a sales decrease of $21.1 million due to the significant decline of demand as a result of the suspension of manufacturing and operations of the Company’s customers due to COVID-19; ii) the decrease in average selling price of steering gears led to a sales decrease of $14.7 million; and iii) the depreciation of the RMB against the U.S. dollar in this period compared to the same period last year resulted in a sales decrease of $8.5 million.

Further analysis by segment (before elimination) is as follows:

•	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $100.7 million for the nine months ended September 30, 2020, compared with $116.5 million for the nine months ended September 30, 2019, representing a decrease of $15.8 million, or 13.6%. A decrease in sales volume led to a sales decrease of $16.7 million, an increase in selling price led to a sales increase of $3.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $2.3 million.

•	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $64.9 million for the nine months ended September 30, 2020, compared with $66.0 million for the nine months ended September 30, 2019, representing a decrease of $1.1 million, or 1.7%. An increase in sales volume led to a sales increase of $7.6 million, a decrease in selling price led to a sales decrease of $7.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.5 million.

•	Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., Ltd., “Jinbei”, one of the major automotive manufacturers in China. Net product sales for Shenyang were $9.9 million for the nine months ended September 30, 2020, compared to $14.6 million for the same period in 2019, representing a decrease of $4.7 million, or 32.2%. A decrease in sales volumes led to a sales decrease of $4.0 million, a decrease in selling price led to a sales decrease of $0.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.3 million.

•	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd., “Chery”, one of the major automotive manufacturers in China. Net product sales for Wuhu were $8.7 million for the nine months ended September 30, 2020, compared to $14.3 million for the same period in 2019, representing a decrease of $5.6 million, or 39.2%. A decrease in sales volume led to a sales decrease of $5.5 million, an increase in selling price led to a sales increase of $0.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.4 million.

•	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $76.6 million for the nine months ended September 30, 2020, compared to $89.4 million for the same period in 2019, representing a decrease of $12.8 million, or 14.3%. A decrease in sales volume led to a sales decrease of $7.2 million, a decrease in selling price led to a sales decrease of $4.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.6 million.

•	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $33.0 million for the nine months ended September 30, 2020, compared with $54.8 million for the nine months ended September 30, 2019, representing a decrease of $21.8 million, or 39.8%. A decrease in sales volume led to a sales decrease of $18.4 million, a decrease in selling price led to a sales decrease of $2.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.4 million.

•	Net product sales for other entities were $39.1 million for the nine months ended September 30, 2020, compared to $46.8 million for the same period in 2019, representing a decrease of $7.7 million, or 16.5%.

Cost of Products Sold

For the nine months ended September 30, 2020, the cost of products sold was $238.6 million, compared to $268.9 million for the same period of 2019, representing a decrease of $30.3 million, or 11.3%. The decrease in cost of sales was mainly due to the effect of the following major factors: i) the decrease in sales volumes led to a cost of sales decrease of $18.2 million; ii) the decrease in unit cost led to a cost of sales decrease of $4.7 million; and iii) the depreciation of the RMB against the U.S. dollar resulted in a cost of sales decrease of $7.6 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $94.1 million for the nine months ended September 30, 2020, compared to $112.4 million for the same period of 2019, representing a decrease of $18.3 million, or 16.3%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $16.5 million, an increase in unit cost resulting in a cost of sales increase of $0.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $2.4 million.

•	Cost of products sold for Jiulong was $59.8 million for the nine months ended September 30, 2020, compared to $58.7 million for the same period of 2019, representing an increase of $1.1 million, or 1.9%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $6.8 million, a decrease in unit cost resulting in a cost of sales decrease of $4.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $1.2 million.

•	Cost of products sold for Shenyang was $8.1 million for the nine months ended September 30, 2020, compared to $12.2 million for the same period of 2019, representing a decrease of $4.1 million, or 33.6%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $3.5 million, a decrease in unit cost resulting in a cost of sales decrease of $0.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.2 million.

•	Cost of products sold for Wuhu was $7.7 million for the nine months ended September 30, 2020, compared to $13.7 million for the same period of 2019, representing a decrease of $6.0 million, or 43.8%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $5.3 million, a decrease in unit cost resulting in a cost of sales decrease of $0.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.5 million.

•	Cost of products sold for Hubei Henglong was $63.7 million for the nine months ended September 30, 2020, compared to $70.6 million for the same period of 2019, representing a decrease of $6.9 million, or 9.8%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $7.0 million, an increase in unit cost resulting in a cost of sales increase of $1.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $1.3 million.

•	Cost of products sold for Henglong KYB was $32.9 million for the nine months ended September 30, 2020, compared to $50.6 million for the same period of 2019, representing a decrease of $17.7 million, or 35.0%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $17.3 million, an increase in unit cost resulting in a cost of sales increase of $0.9 million, and the depreciation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $1.3 million.

•	Cost of products sold for other entities was $31.6 million for the nine months ended September 30, 2020, compared to $37.8 million for the same period in 2019, representing a decrease of $6.2 million, or 16.4%.

Gross margin was 12.0% for the nine months ended September 30, 2020, compared to 14.8% for the same period of 2019, representing a decrease of 2.8%, mainly due to the changes in the product mix for the three months ended September 30, 2020.

Selling Expenses

Selling expenses were $8.9 million for the nine months ended September 30, 2020, as compared with $10.5 million for the same period of 2019, representing a decrease of $1.6 million, or 15.2%, which was primarily due to the lower freight expenses, resulting from the temporary suspension of the Company’s operations due to the COVID-19 pandemic.

General and Administrative Expenses

General and administrative expenses were $13.3 million for the nine months ended September 30, 2020, as compared to $13.5 million for the same period of 2019, representing a decrease of $0.2 million, or 1.5%, which was mainly due to lower office expenses, resulting from the temporary suspension of the Company’s operations due to the COVID-19 pandemic.

Research and Development Expenses

Research and development expenses were $17.4 million for the nine months ended September 30, 2020, as compared to $19.3 million for the nine months ended September 30, 2019, representing a decrease of $1.9 million, or 9.8%, which was mainly due to cost control on research and development expenditures and the temporary suspension of the Company’s operations due to the COVID-19 pandemic.

Other Income, Net

Other income, net was $1.7 million for the nine months ended September 30, 2020, compared to $1.1 million for the nine months ended September 30, 2019, representing an increase of $0.6 million, which was mainly due to the various government subsidies of $2.6 million received in the first nine months of 2020, whereas only $1.7 million was received in the same period of last year.

Interest Expense

Interest expense was $1.2 million for the nine months ended September 30, 2020, compared to $2.1 million for the nine months ended September 30, 2019, primarily as a result of decreased loans and lower interest rates.

Income Taxes

Income tax expense was $0.3 million for the nine months ended September 30, 2020, compared to $1.8 million for the nine months ended September 30, 2019, which was due to the loss before income tax expenses of $6.5 million, whereas income before income tax expenses was $9.6 million in the same period last year.

Net Loss Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests amounted to $1.6 million for the nine months ended September 30, 2020, compared to $0.7 million for the nine months ended September 30, 2019.

Net (Loss)/Income Attributable to Parent Company’s Common Shareholders

Net loss attributable to parent company’s common shareholders was $1.8 million for the nine months ended September 30, 2020, compared to net income attributable to parent company’s common shareholders of $8.2 million for the nine months ended September 30, 2019, representing an increase in net loss attributable to parent company’s common shareholders of $10.0 million.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of September 30, 2020, the Company had cash and cash equivalents and short-term investments of $105.3 million, compared to $82.5 million as of December 31, 2019, representing an increase of $22.8 million, or 27.7%.

The Company had working capital (total current assets less total current liabilities) of $119.6 million as of September 30, 2020, compared to $137.5 million as of December 31, 2019, representing a decrease of $17.9 million, or 13.0%.

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

The Company had short-term loans of $44.6 million (See Note 7) and bankers’ acceptances of $72.9 million (See Note 8) as of September 30, 2020.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements. See the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances is expected to be reduced by approximately $15.6 million over the next 12 months. If the Company wishes to obtain the same amount of bank loans and banker's acceptances, it will have to provide additional mortgages of $15.6 million upon the maturity of such line of credit agreements. See the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $8.3 million, which is 52.9%, the mortgage rate, of $15.6 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of September 30, 2020, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available (3)	Amount Used (4)	Assessed Mortgage Value (5)
1. Comprehensive credit facilities	Bank of China (1)(2)	Sep-2020	$17,034	$12,629	$-

2. Comprehensive credit facilities	Hubei Bank	Apr-2022	26,431	14,758	68,455

3. Comprehensive credit facilities	Shanghai Pudong Development Bank (1)(2)	Jul-2020	19,089	5,770	21,586

4. Comprehensive credit facilities	China CITIC Bank (2)	Aug-2022	74,889	34,596	20,919
	China CITIC Bank	Jun-2022	3,172	1,900	6,476

5. Comprehensive credit facilities	China Everbright Bank	Mar-2021	4,405	3,740	9,338

6. Comprehensive credit facilities	Bank of Chongqing	Sep-2021	734	734	2,294

7. Comprehensive credit facilities	Agricultural Bank of China	Mar-2021	1,028	1,028	4,080

8. Comprehensive credit facilities	Huishang Bank	May-2021	1,468	-	-

Total			$148,250	$75,155	$133,148

(1)	These facilities have expired. The Company is currently in the process of negotiating with these banks to renew the credit facilities.

(2)	The comprehensive credit facilities with Shanghai Pudong Development Bank are guaranteed by Jielong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with China CITIC Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Bank of China are guaranteed by Hubei Henglong.

(3)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes at the Company’s discretion. If the Company elects to utilize the facility by issuance of bank notes, additional collateral is requested to be pledged to the bank.

(4)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $35.0 million and notes payable of $40.1 million as of September 30, 2020.

(5)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of September 30, 2020, the pledged assets included property, plant and equipment and land use rights with an aggregate assessed value of $133.1 million.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company’s bank loan terms range from 12 months to 23 months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1. Land use rights and buildings with an assessed value of approximately $21.6 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.

2. Land use rights and buildings with an assessed value of approximately $20.9 million as security for its comprehensive credit facility with China CITIC Bank Wuhan branch.

3. Land use rights and buildings with an assessed value of approximately $6.5 million as security for its comprehensive credit facility with China CITIC Bank Shenyang branch.

4. Equipment with an assessed value of approximately $68.5 million as security for its revolving comprehensive credit facility with Hubei Bank.

5. Land use rights and buildings with an assessed value of approximately $9.3 million as security for its comprehensive credit facility with China Everbright Bank.

6. Land use rights and buildings with an assessed value of approximately $4.1 million as security for its comprehensive credit facility with Agricultural Bank of China.

7. Land use rights and buildings with an assessed value of approximately $2.3 million as security for its comprehensive credit facility with Bank of Chongqing.

Short-term and Long-term Loans

The following table summarizes the contract information of short-term and long-term borrowings between the banks, government and the Company as of September 30, 2020 (figures are in thousands of USD).

Bank Government	Purpose	Borrowing Date	Borrowing Term (Months)	Annual Interest Rate	Date of Interest Payment	Due Date	Amount Payable on Due Date
Financial Bureau of Jingzhou Development Zone	Working Capital	Aug 07, 2019	23	3.80%	Pay annually	Jun 30, 2021	2,937

Financial Bureau of Jingzhou Development Zone	Working Capital	Sep 03, 2019	22	3.80%	Pay annually	Jun 30, 2021	4,405

Financial Bureau of Jingzhou Development Zone	Working Capital	Dec 26, 2019	12	3.48%	Pay annually	Dec 25, 2020	2,203

Bank of Chongqing	Working Capital	Feb 18, 2020	12	4.35%	Pay monthly	Feb 17, 2021	220

Agricultural Bank of China	Working Capital	Mar 25, 2020	12	4.05%	Pay monthly	Mar 22, 2021	1,028

China CITIC Bank	Working Capital	Mar 27, 2020	12	2.50%	Pay in arrear	Mar 26, 2021	4,151

China CITIC Bank	Working Capital	Mar 27, 2020	12	2.50%	Pay in arrear	Mar 26, 2021	3,707

Bank of China	Working Capital	Apr 29, 2020	12	3.92%	Pay monthly	Apr 28, 2021	5,874

China CITIC Bank	Working Capital	Apr 29, 2020	12	4.35%	Pay monthly	Apr 29, 2021	1,468

China CITIC Bank	Working Capital	May 20, 2020	12	4.35%	Pay monthly	May 20, 2021	1,468

China CITIC Bank	Working Capital	May 29, 2020	12	4.00%	Pay monthly	May 29, 2021	1,468

China CITIC Bank	Working Capital	Jun 19, 2020	12	2.50%	Pay in arrear	Jun 18, 2021	2,634

China CITIC Bank	Working Capital	Jun 19, 2020	12	2.50%	Pay in arrear	Jun 18, 2021	2,820

Bank of China	Working Capital	Jun 28, 2020	12	3.80%	Pay monthly	Jun 27, 2021	6,755

China CITIC Bank	Working Capital	Sep 03, 2020	12	4.35%	Pay monthly	Sep 03, 2021	1,468

China CITIC Bank	Working Capital	Sep 11, 2020	12	5.22%	Pay monthly	Sep 11, 2021	1,468

Bank of Chongqing	Working Capital	Sep 14, 2020	12	4.05%	Pay monthly	Sep 13, 2021	73

Bank of Chongqing	Working Capital	Sep 28, 2020	12	4.05%	Pay monthly	Sep 19, 2021	441
							$44,588

The Company must use the loans for the purpose described and repay the principal outstanding on the specified dates in the table. If it fails to do so, it will be charged additional 30% to 100% penalty interest.

The Company has complied with such financial covenants as of September 30, 2020, and management expects it will continue to comply with them.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of September 30, 2020 (figures are in thousands of USD):

Purpose	Term (Months)	Due Date	Amount Payable on Due Date
Working Capital (1)	6	Oct. 2020	17,464
Working Capital	6	Nov. 2020	13,609
Working Capital	6	Dec. 2020	9,353
Working Capital	6	Jan. 2021	8,393
Working Capital	6	Feb. 2021	8,972
Working Capital	6	Mar. 2021	15,116
Total (See Note 8)			72,907

(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources.

The Company has to deposit sufficient cash in the designated account of the bank on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged a penalty interest at 50% of the loan rate that is published by the People’s Bank of China for the same period. The Company complied with such financial covenants as of September 30, 2020, and management expects it will continue to comply with them.

Cash Flows

(a)	Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2020 was $52.7 million, compared with net cash provided by operating activities of $4.1 million for the same period of 2019, representing an increase in net cash inflows by $48.6 million, which was mainly due to (1) the decrease in net income excluding non-cash items by $9.2 million, (2) the increase in cash inflows from movements of accounts and notes receivable by $13.2 million, (3) the decrease in the cash outflows from movements of accounts and notes payable by $39.3 million, and (4) a combination of other factors contributing an increase of cash inflows by $5.3 million.

(b)	Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $33.8 million, as compared to $16.3 million for the same period of 2019, representing an increase in net cash outflows by $17.5 million, which was mainly due to the net effect of (1) a decrease in payments to acquire property, plant and equipment by $14.7 million, and (2) a combination of other factors contributing an increase of cash outflows by $32.2 million, primarily including an increase in purchase of short-term investment and long-term time deposits by $23.1 million, a decrease in cash received from proceeds from maturities of short-term investments by $5.4 million, and an increase in investment under the equity method by $2.9 million.

(c)	Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2020 was $14.5 million, compared to net cash provided by financing activities of $1.8 million for the same period of 2019, representing an increase in net cash outflows by $16.3 million, which was mainly due to the net effect of (1) a decrease in proceeds from bank loan by $15.1 million, (2) a decrease in repayment of bank loans by $1.9 million, and (3) a decrease in cash received from capital contributions by non-controlling interest holder by $2.8 million.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On January 7, 2019, three purported stockholders of the Company filed a stockholder derivative complaint on behalf of the Company against the Company’s directors Hanlin Chen, Qizhou Wu and Guangxun Xu and former directors Arthur Wong and Robert Tung in the Delaware Court of Chancery, alleging that they had (a) breached their fiduciary duties by approving and paying excessive compensation to the non-employee directors of the Company, Arthur Wong, Guangxun Xu and Robert Tung, and (b) failed to make full and accurate disclosure of all material information with respect to director qualification and director compensation paid in 2017 in the Company’s annual proxy statement on Schedule 14A filed on October 10, 2018. The directors have engaged their own counsel to answer this complaint. On April 9, 2019, the Company moved to dismiss the complaint. The motion to dismiss was denied on July 17, 2019. As of October 2020, the plaintiffs and defendants were negotiating to reach a settlement to resolve the lawsuit for a nominal sum. The Company does not expect to admit any liability in reaching the settlement. The settlement will be submitted to the Delaware Court of Chancery for approval in accordance with Delaware law. Management expects the impact of the suit on the Company’s consolidated financial statements to be immaterial.

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

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s share repurchase activity for the three months ended September 30, 2020 (in thousands of USD):

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program
July 1, 2020 to July 31, 2020	-	$-	-	$5,000
August 1, 2020 to August 31, 2020	-	$-	-	$5,000
September 1, 2020 to September 30, 2020	322,269	$3.10	322,269	$4,000
Total	322,269	$3.10	322,269	$4,000

(1) On August 13, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $3.50 per share through August 12, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10SB12G File No. 000-33123).

3.1(ii)	Bylaws (incorporated by reference from the Form 10SB12G File No. 000-33123).

10.1	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006).

10.2	Stock Exchange Agreement dated August 11, 2014 by and among Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., China Automotive Systems, Inc. and Hubei Henglong Automotive System Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q Quarterly Report on August 13, 2014).

10.3	English translation of Joint Venture Contract, dated as of April 27, 2018, by and between Hubei Henglong Automotive System Group Co., Ltd. and KYB (China) Investment Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2018).

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, were filed on November 12, 2020 formatted in Extensible Business Reporting Language (XBRL):

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

CHINA AUTOMOTIVE SYSTEMS, INC. (Registrant)

Date: November 12, 2020	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: November 12, 2020	By:	/s/ Jie Li
Jie Li
Chief Financial Officer